Form 10-Q
period 1996-03-31
CHINA BIOMEDICAL GROUP INC
filed 1996-08-07
CIK 1001601

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO ________

                         COMMISSION FILE NUMBER 0-26886

                          CHINA BIOMEDICAL GROUP, INC.
              (Exact name of Registrant as specified in its charter)

         STATE OF UTAH                                13-3758042
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

         C/O THE LAW OFFICE OF STEVEN A. SANDERS, P.C.
                 50 BROAD STREET, SUITE 437
                     NEW YORK, NEW YORK                             10004
           (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (212) 681-8400


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               YES X         NO

The number of shares outstanding of the Registrant's Common Stock, par value $.0001 per share, at March 31, 1996, was 1,112,069 shares.

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

                  Attached.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND SOURCES OF CAPITAL

As of March 31, 1996, the Registrant had net current assets of $89,243 as compared to $70,558 as of December 31, 1995. The Registrant had total assets of $9,653,132 as of March 31, 1996.

RESULTS OF OPERATIONS

Revenues for the three month period ended March 31, 1996 were $68,638 as compared to $131,896 for the three month period ended December 31, 1995. Management believes that the decline in sales was due to a non-recurring contract in the forth quarter of 1995.

The Registrant, through its wholly-owned subsidiary, CB Marketing & Investment Ltd. ("CBMI"), owns the joint venture right to market the Gynefix IUD as well as to manufacture and market pharmaceutical products in the People's Republic of China ("PRC").

The Registrant has been unable to raise the necessary capital to fund its capital commitment under the joint venture and licensing agreements and does not believe it will be able to do so in the immediate future.

As a result, the Company has entered into a contract to sell its wholly owned operating subsidiary CBMI to its former owners on the basis of one share of CBMI for one share of China Biomedical Group, Inc. ("CBMG"). The contract further provides that a minimum of ninety (90%) percent of the eligible shareholders of CBMI must agree to exchange their shares before any shares can be exchanged. The contract (Exhibit 28) is expressly incorporated by reference in this section; the foregoing discussion is only a summary and the entire contract must be consulted for its definitive provisions.

If this contract is not consummated, CBMG will be forced to discontinue its operations, lose its investment in the joint ventures and be liable to the joint venture partners in the approximate sum of $4,000,000.


                                     PART II

ITEM 1.           LEGAL PROCEEDINGS.

Neither  the  Registrant  nor  its  subsidiaries   were  subject  to  any  legal
proceedings during the reporting period.

ITEM 2.           CHANGE IN SECURITIES.

                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  On April 22, 1996, the Registrant held a Special Meeting of Stockholders to approve the divestiture of its interest in CBMI. A total of 738,859 shares were voted in favor of the divestiture.
No shares were voted against and 373,210 abstained.

ITEM 5.           OTHER INFORMATION.

                  None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(A)      EXHIBITS.

         20.  Contract for the divestiture of CBMI

(B)      REPORTS ON FORM 8-K.

         None filed this quarter.

                                   SIGNATURES



                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                  Dated this 15th day of May, 1996.

                                              CHINA BIOMEDICAL GROUP, INC.
                                              (the "Registrant")



                                              BY: /S/ RICHARD POULDEN
                                                  Chairman of the Board,
                                                  President and CFO