Form 10-Q
period 1996-06-30
CHINA BIOMEDICAL GROUP INC
filed 1996-08-15
CIK 1001601

Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number 0-26886

                             INTERNET HOLDINGS, INC.
                     (formerly China Biomedical Group, Inc.)
             (Exact name of Registrant as specified in its charter)

          State of Utah                                  13-3758042
   (State or other jurisdiction                       (I.R.S. Employer
 of incorporation or organization)                Identification Number)

  c/o The Law Office of Steven A. Sanders, P.C.
      50 Broad Street, Suite 437
       New York, New York                                    10004
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:          (212) 681 8400
                              --------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes.....X.....                     No..........

                                     PART I


Item 1.             Financial Statements

Attached.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Sources of Capital

As of June 30, 1996 the Registrant had current assets of $0.00 as compared to $89,243 as of March 31, 1996 and $70,558 as of December 31 1995. The registrant had total assets of $3,000,000 as of June 30, 1996. To provide funds for future development the company intends to do a small private placement once the company considers market conditions to be favourable.


Results of Operations

It was stated in the 10-Q for the period ended March 31 1996 that the Registrant had entered into a contract to dispose of its wholly owned subsidiary C.B. Marketing & Investment Ltd. This was in order to avoid substantial liabilities which would otherwise have been incurred by the Registrant.

This disposal was approved at a special meeting of shareholders on April 22, 1996.

On June 30, 1996, the Company acquired a license from Interactive Media Europe Ltd to exploit certain of that companies Internet related technologies. This license was acquired by the Company in exchange for 3,000,000 shares of its authorized but unissued shares of common stock.

Currently the Company is pursuing a policy of investing in research and development to exploit the licences which it has acquired. It does not expect to realize significant revenues in the immediate future from these activities.

                                     PART II


Item 1.                    Legal Proceedings

Neither  the  Registrant  not  its  subsidiaries   were  subject  to  any  legal
proceedings during the reporting period.


Item 2                     Change in Securities.

Not Applicable


Item 3                     Defaults Upon Senior Securities

Not Applicable


Item 4                     Submission of matters to a Vote of Security Holders

At a special meeting of shareholders on April 22, 1996 the Company approved a Divestiture Agreement to dispose of its interest in C.B. Marketing & Investment Ltd. A total of 738,859 shares were voted in favour of the divestiture. No shares were voted against and 373,210 abstained.


Item 5                     Other Information

On June 30, 1996, the Company acquired a license from Interactive Media Europe Ltd to exploit certain of that companies Internet related technologies. This license was acquired by the Company in exchange for 3,000,000 shares of its authorized but unissued shares of common stock.

The Company's business direction was changed in connection with the acquisition of the above license from Interactive Media Europe Ltd. Additionally, effective June 30, 1996, the Company's name was changed from China Biomedical Group, Inc. to Internet Holdings, Inc.


Item 6                     Exhibits and Reports on Form 8-K

(A)      Exhibits
         1.    Certificate of change of name

(B)    Reports on Form 8-K
         None filed this quarter.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


         Dated this 14 day of August, 1996

                                    Internet Holdings, Inc.
                                    (the Registrant)


                                    By: /s/ Richard O'Dell Poulden
                                        _____________________________
                                        President

[SEAL] State of Utah
       DEPARTMENT OF COMMERCE
       Division of Corporation & Commercial Code

       150 East 300 South, Second Floor
       P.O. Box 45801
       Salt Lake City, Utah 84145-0801


Greetings:

         The Division of Corporations and Commercial Code has received notice of the resignation of your registered agent. A copy of the resignation notice is enclosed for your records. The effective date of the resignation is 30 days after the "date received" stamp indicated on the document.

         Each business organization is required by law to continuously maintain a registered agent in Utah. Please appoint a new registered agent and submit the completed form below to our offices within 30 days. A corporation, limited partnership, limited liability company or dba is subject to suspension, revocation or cancellation if it does not file a replacement registered agent.

         You may designate your new registered agent on this form and return it to the Division offices. If you have any questions please call (801)530-4849.


Filed in the Division of
Corporations & Commercial Code
of the Utah Dept. of Commerce                          Sincerely,

Date:   7/11/96                                        Korla T. Woods, Director
By:     (Sig. appears here)                            Division of Corporations
        Customer Service Agent                         and Commercial Code


- --------------------------------------------------------------------------------


Name of Business Organization: INTERNET HOLDINGS LTD. fka CHINA BIOMEDICAL GROUP, INC. File #: 073631

Type of Business Organization (Circle One): [Corporation], Limited Partnership, Limited Liability Partnership, Limited Liability Company, or DBA.

Old Registered Agent:  ROBERT K. IPSON

Registered Address:  1873 CARRIGAN CIRCLE SALT LAKE CITY, UTAH 84109

New Registered Agent:  ROBERT TEW

New Registered Office Street Address:  2014 EAST RIDGEHILL, BOUNTIFUL,
UTAH 84010

The above changes were authorized by resolution of the governing board as required of our business organization by state law. Under penalties of perjury, we declare that this information is to the best of our knowledge and belief, true, correct and complete.



/s/ Robert Tew                                   /s/ Richard O'Dell Poulden
- ------------------------------                   -------------------------------
Robert Tew                                       Richard O'Dell Poulden
Signature of NEW Registered Agent                Signature of authorized
                                                 Corporations Officer, General
                                                 Partner or Member or Applicant

State of Utah
Department of Commerce
Division of Corporations and Commercial Code

I Hereby certify that the foregoing has been filed and approved on the 11 day of July 96
In the office of this Division and hereby issue this Certificate thereof.

Examiner     (Sig. appears here)  Date: 7/12/96

/s/ Korla T. Woods
- -----------------------------
Korla T. Woods
Division Director


                             ARTICLES OF AMENDMENT

                       TO THE ARTICLES OF INCORPORATION OF

                          CHINA BIOMEDICAL GROUP, INC.

         Pursuant to the provision of Section 16-10a-1006 of the Utah Revised Business Corporation Act, China Biomedical Group, Inc. hereby adopts the following amendment to its Articles of Incorporation.


                                   AMENDMENT

         Effective June 30, 1996, Article I of the Company's Article of Incorporation is amended to read as follows:

         Article I - Corporate Name. The name of the Corporation is INTERNET HOLDINGS, INC. (rp)

                             ADOPTION OF AMENDMENT

         The above amendment to the Articles of Incorporation of China Biomedical Group, Inc., was duly adopted by the shareholders of the corporation on June 15, 1996 pursuant to the requirements of the Utah Revised Business Corporation Act, as follows:


Voting              Number of           Undisputed          No. of Votes
Group               Shares              Votes               Represented
Designation         Outstanding         Allowed             by written consent

Common Stock        572,069             572,069             438,750

The shareholders voted pursuant to written consent as follows follows on such
Amendment:

Voting Group                       Votes For                Votes Against
Designation                        Amendment                Amendment

Common Stock                       438,750                  0

         The number of shares cast for the amendment by the sole voting group was sufficient for approval of the amendment by the voting group.

                        EFFECTIVE DATE OF THIS AMENDMENT

         Pursuant to the provisions of Section 16-10a-123(2), this amendment shall be effective at the beginning of business on June 30, 1996.

         IN WITNESS WHEREOF, the undersigned president and secretary, having been thereunto duly authorized, have executed the foregoing Articles of Amendment for the corporation this 15th day of June, 1996.



                                                 By   /s/ Richard O'Dell Poulden
                                                      -------------------------
                                                      Richard O'Dell Poulden,
                                                      President



Attest:


/s/ Lewis M. Klee
- ----------------------------------
Lewis M. Klee, Assistant Secretary

                             INTERNET HOLDINGS, INC.
                     (FORMERLY CHINA BIOMEDICAL GROUP, INC.)
                                 BALANCE SHEETS





                                                                                           June 30,          December 31,
                                                                                             1996                1995
                                                                                       -----------------   -----------------
                               ASSETS                                                    (Unaudited)           (Note 1)

CURRENT ASSETS:
  Cash                                                                                  $              -    $         1,489
  Net assets of discontinued operations                                                                -          8,842,881
                                                                                       -----------------   -----------------

               Total current assets                                                                    -          8,844,370
                                                                                       -----------------   -----------------

INTANGIBLE ASSETS                                                                             3,000,000                    -
                                                                                       -----------------   -----------------

                                                                                          $   3,000,000       $   8,844,370
                                                                                       =================   =================

                          LIABILITIES AND
                        STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Loans payable                                                                         $              -     $       70,000
  Accrued expenses                                                                               82,316              75,145
                                                                                       -----------------   -----------------

               Total current liabilities                                                         82,316             145,145
                                                                                       -----------------   -----------------

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 4,688,069 and 1,112,069 shares issued and
    outstanding, respectively                                                                     4,688               1,112
  Additional paid-in capital                                                                  7,906,386          13,292,503
  Accumulated deficit                                                                        (4,993,390)         (4,594,390)
                                                                                       -----------------   -----------------

               Total stockholders' equity                                                     2,917,684           8,699,225
                                                                                       -----------------   -----------------

                                                                                          $ 3,000,000         $   8,844,370
                                                                                       =================   =================



                       See notes to financial statements.

                             INTERNET HOLDINGS, INC.
                     (FORMERLY CHINA BIOMEDICAL GROUP, INC.)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                    Three months ended June 30,         Six months ended June 30,
                                                                        1996          1995             1996               1995
                                                                  -------------   ------------   ----------------   ----------------

NET SALES AND REVENUES                                             $      --      $      --      $           --     $           --

SELLING, OPERATING AND ADMINISTRATIVE
  EXPENSES                                                             153,710           --               153,710               --
                                                                   -----------    -----------    ----------------   ----------------

          Loss from continuing operations                             (153,710)          --              (153,710)              --

LOSS FROM OPERATIONS OF DISCONTINUED
  SUBSIDIARY                                                              --         (460,613)           (245,290)       (1,056,938)
                                                                   -----------    -----------    ----------------   ----------------

          Net loss                                                 $  (153,710)   $  (460,613)   $       (399,000)  $    (1,056,938)
                                                                   ===========    ===========    ================   ================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                   825,034        881,000             968,553           618,394
                                                                   ===========    ===========    ================   ================

          Loss from continuing operations per share                 $   (0.19     $       --          $     (0.16)       $        --
                                                                   ===========    ===========    ================   ================

          Net loss per share                                       $     (0.19)   $     (0.52)   $          (0.41)  $         (1.71)
                                                                   ===========    ===========    ================   ================

















                       See notes to financial statements.
                                       F-2

                             INTERNET HOLDINGS, INC.
                     (FORMERLY CHINA BIOMEDICAL GROUP, INC.)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





                                                                                  Six Months Ended June 30,
                                                                           -----------------------------------------
                                                                                  1996                  1995
                                                                           -------------------   -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                     $       (399,000)     $     (1,056,938)
Adjustments to reconcile net loss
  to net cash used by operating
  activities:
  Decrease in accounts receivable                                                        -                    6,910
  Decrease in accrued expenses                                                          7,171                   797
  Decrease in bank overdraft                                                             -                   (7,707)
                                                                           -------------------   -------------------

     Net cash used by operating activities                                           (391,829)           (1,056,938)
                                                                           -------------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in net assets of discontinued operations                        8,842,881            (8,556,247)
Increase in intangible assets                                                      (3,000,000)                 -
                                                                           -------------------   -------------------

     Net cash provided (used) by investing activities                               5,842,881            (8,556,247)
                                                                           -------------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in common stock and additional paid-in capital                             3,533,050             9,613,185
Decrease in common stock and additional paid-in capital                            (8,915,591)                  -
Decrease in loans payable                                                             (70,000)                  -
                                                                           -------------------   -------------------

     Net cash provided (used) by financing activities                              (5,452,541)            9,613,185
                                                                           -------------------   -------------------

NET INCREASE (DECREASE) IN CASH                                                        (1,489)                  -

CASH, BEGINNING OF PERIOD                                                               1,489                   -
                                                                           -------------------   -------------------

CASH, END OF PERIOD                                                         $            -        $             -
                                                                           ===================   ===================














                       See notes to financial statements.
                                       F-3

                             INTERNET HOLDINGS, INC.
                     (FORMERLY CHINA BIOMEDICAL GROUP, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)      Basis of presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments and certain adjustments discussed in Note (2)) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1995.

(2)      Discontinued operations

         On April 22, 1996, China Biomedical Group, Inc. (the "Company") entered into an agreement to sell its wholly-owned operating subsidiary, CB Marketing and Investment Ltd. (the "Subsidiary") to its former owners on the basis of one share of the Subsidiary for one share of the Company. Accordingly, the assets and liabilities of the Subsidiary as of December 31, 1995 have been restated as net assets of discontinued operations, and the operating results for the Subsidiary have been reflected as loss from operations of discontinued subsidiary for all periods presented.

(3)      Intangible assets

         Effective June 30, 1996, the Company issued 3 million shares of $.001 par value common stock in connection with the acquisition of certain media related licenses which have been valued at $3,000,000.

(4)      Change of name

         Effective June 30, 1996, the Company changed its name to Internet Holdings, Inc.