Form 10QSB
period 1996-09-30
CHINA BIOMEDICAL GROUP INC
filed 1996-11-21
CIK 1001601

Form 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1996

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
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organisation)                 Identification Number)

                       c/o The Law Office of Lewis M. Klee
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

                           Yes...X...   No....

                                     PART I


Item 1. Financial Statements

          Attached.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Sources of Capital

          As of September 30, 1996 the Registrant had current assets of $0.00 as compared to $89,243 as of March 31, 1996 and $70,558 as of December 31 1995. The registrant had total assets of $3,000,000 as of June 30, 1996. To provide funds for future development the Company intends to commence a $200,000 private placement during the quarter commencing October 1, 1996 once the company considers market conditions to be favourable. The Company has no present commitments for such funding and there can be no assurance that such funding can be raised.


Results of Operations

On June 30, 1996, the Company acquired a license from Interactive Media Europe Ltd to exploit certain of that companies Internet related technologies. This license was acquired by the Company in exchange for 3,000,000 shares of its authorised but unissued shares of common stock. The issuance of the shares was contingent upon the satisfactory completion of the Company's due diligence process.

As a result of this due diligence process the Company has decided not to proceed with the licence as originally formulated and thus the shares were never issued.

The Company does not expect to realise significant revenues in the immediate future from these activities.

                                     PART II

Item 1.  Legal Proceedings

Neither the Registrant nor its subsidiaries were subject to any legal proceedings during the reporting period.


Item 2  Change in Securities.

Not Applicable


Item 3  Defaults Upon Senior Securities

Not Applicable


Item 4  Submission of matters to a Vote of Security Holders

None


Item 5  Other Information

None


Item 6  Exhibits and Reports on Form 8-K

Reports on Form 8-K
        None filed this quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorised.


         Dated this ___15th _____ day of November, 1996

                                    Internet Holdings, Inc.
                                    (the Registrant)


                                    By: /s/ Christopher J. Wilkes
                                       ----------------------------
                                         Christopher J. Wilkes
                                         President

                              INTERNET HOLDINGS, INC.
                     (FORMERLY CHINA BIOMEDICAL GROUP, INC.)
                                 BALANCE SHEETS


                                                               September 30,        December 31,
                                                                    1996                1995
                                                              -----------------   -----------------
                               ASSETS                           (Unaudited)           (Note 1)
CURRENT ASSETS:
  Cash                                                         $             -     $         1,489
  Net assets of discontinued operations                                      -           8,842,881
                                                              -----------------   -----------------

                                                               $             -       $   8,844,370
                                                              =================   =================

                          LIABILITIES AND
                        STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Loans payable                                                $             -      $       70,000
  Accrued expenses                                                     100,316              75,145
                                                              -----------------   -----------------

               Total current liabilities                               100,316             145,145
                                                              -----------------   -----------------

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 1,688,069 and 1,112,069 shares issued and
    outstanding, respectively                                            1,688               1,112
  Additional paid-in capital                                         4,909,386          13,292,503
  Accumulated deficit                                               (5,011,390)         (4,594,390)
                                                              -----------------   -----------------

               Total stockholders' deficit                            (100,316)          8,699,225
                                                              -----------------   -----------------

                                                               $             -       $   8,844,370
                                                              =================   =================

                       See notes to financial statements.

                            INTERNET HOLDINGS, INC.
                     (FORMERLY CHINA BIOMEDICAL GROUP, INC.)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Three months ended                   Nine months ended
                                                                September 30,                        September 30,
                                                     -------------------------------------------------------------------------
                                                           1996              1995               1996              1995
                                                     ----------------- -----------------  ----------------- ------------------
NET SALES AND REVENUES                                $              -  $             -    $            -     $             -

SELLING, OPERATING AND ADMINISTRATIVE
  EXPENSES                                                     18,000                 -           171,710                   -
                                                     ----------------- -----------------  ----------------- ------------------
          Loss from continuing operations                     (18,000)                -          (171,710)                  -

LOSS FROM OPERATIONS OF DISCONTINUED
  SUBSIDIARY                                                         -         (395,078)          (245,290)        (1,452,016)
                                                     ----------------- -----------------  ----------------- ------------------

          Net loss                                     $      (18,000)  $      (395,078)    $     (417,000)   $    (1,452,016)
                                                     ================= =================  ================= ==================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                        1,688,069           904,008          1,199,192            716,553
                                                     ================= =================  ================= ==================

          Loss from continuing operations per share    $        (0.01)  $             -     $        (0.14)   $             -
                                                     ================= =================  ================= ==================

          Net loss per share                           $        (0.01)  $         (0.44)    $        (0.35)   $         (2.03)
                                                     ================= =================  ================= ==================

                       See notes to financial statements.

                             INTERNET HOLDINGS, INC.
                    (FORMERLY CHINA BIOMEDICAL GROUP, INC.)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   Nine Months Ended September 30,
                                                             ------------------------------------------
                                                                      1996                  1995
                                                             -------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $       (417,000)      $     (1,452,016)
Adjustments to reconcile net loss
  to net cash used by operating
  activities:
  Decrease in accounts receivable                                             -                  6,910
  Increase in accrued expenses                                           25,171                    797
  Decrease in bank overdraft                                                  -                 (7,707)
                                                             -------------------   --------------------
     Net cash used by operating activities                             (391,829)            (1,452,016)
                                                             -------------------   --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in net assets of discontinued operations          8,842,881             (8,161,169)
                                                             -------------------   --------------------

     Net cash provided (used) by investing activities                 8,842,881             (8,161,169)
                                                             -------------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in common stock and additional paid-in capital                 533,050              9,613,185
Decrease in common stock and additional paid-in capital              (8,915,591)                     -
Decrease in loans payable                                               (70,000)                     -
                                                             -------------------   --------------------

     Net cash provided (used) by financing activities                (8,452,541)             9,613,185
                                                             -------------------   --------------------

NET DECREASE IN CASH                                                     (1,489)                     -

CASH, BEGINNING OF PERIOD                                                 1,489                      -
                                                             -------------------   --------------------

CASH, END OF PERIOD                                           $               -     $                -
                                                             ===================   ====================


                       See notes to financial statements.

                             INTERNET HOLDINGS, INC.
                     (FORMERLY CHINA BIOMEDICAL GROUP, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)      Basis of presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments and certain adjustments discussed in Note (2)) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1995.

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

(3)      Intangible assets

         Effective June 30, 1996, the Company agreed to issue 3 million shares of $.001 par value common stock in connection with the acquisition of certain media related licenses which had been valued at $3,000,000. The issue of the shares was contingent upon the satisfactory completion of the Company's due diligence process. As a result of the due diligence process, the Company decided not to proceed with the licenses as originally formulated. In connection therewith, the 3 million shares of $.001 par value common stock were returned to the Company.

(4)      Change of name

         Effective June 30, 1996, the Company changed its name to Internet Holdings, Inc.