Form 10KSB
period 1996-12-31
CHINA BIOMEDICAL GROUP INC
filed 1997-05-20
CIK 1001601

Form 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                         Commission File Number 0-26886

                            INTERNET HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

     State of Utah                                          13-3758042
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organisation)                      Identification Number)

       c/o The Law Office of Lewis M. Klee, 40 Exchange Place, 8th Floor
                            New York, New York 10005
                    (Address of principal executive offices)

Registrant's telephone number, including area code:            (212) 271 4366

Securities registered under Section 12 (g) of the Exchange Act:
None

State issuers revenue for its most recent fiscal year:
NIL

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of May 1, 1997: $1,061,165

                              --------------------

                                     PART I


Item 1.        Description of the Business

                  The Company is exploring acquisitions of companies engaged in the business of providing hardware and software products and services for the Internet and ISDN markets. ISDN is the international digital telephony standard that has been adopted worldwide. It provides two 64kilobit channels for voice and/or data and one 8kilobit signalling channel. This provides clear digitised speech and high error free rates for data communications. In Europe and Asia in particular telecommunications suppliers are moving rapidly to introduce ISDN service.

                  Background

                  The Company was organised on July 22, 1977 under the laws of the State of Utah under the name "Western Corn Dog Factories." The Company became a public company when Trolley Enterprises, Inc., and Tiffany Enterprises, Inc., merged to form a new corporation to be known as Western Corn Dog Factories. In conjunction with the merger, the Company completed a private placement of 100,000 shares of the Company's Common Stock (the "Common Stock"), pursuant to an exemption from registration under the Securities Act of 1933,l as amended, under Regulation D and Rule 504 promulgated thereunder and a registration under the Utah Blue Sky Law. On December 4, 1981 the Company changed its name to Resource West, Inc. On January 30, 1989 the Company changed its name to Magma Resources, Inc. On June 21, 1993 the Company changed its name to Cellular Telecommunications & Technologies, Inc.

                  Following the private placement, the Company initiated a venture to vend food items from kiosks and retail locations, primarily located in shopping malls. In 1983 the Company discontinued operations and closed all store operations. Subsequently, on June 3, 1993, the Company acquired Cellular Payphones, Inc., a privately held Delaware corporation formed on January 7, 1993. As a result of such acquisition, the Company was engaged in the business of manufacturing, marketing and installing cellular credit card pay telephones in taxicabs, rent-a-cars, buses, trains, ferries and all other modes of transportation. On December 31, 1994, the Company discontinued all operations.

                  On February 27, 1995, the shareholders of the Company approved an Agreement and Plan of Merger between the Company and C. B. Marketing

         & Investment Limited (CBMI), the Company being the surviving corporation. Simultaneous with the acquisition of CBMI, the Company approved a change of name to China Biomedical Group, Inc. As a result of the merger, the Company acquired CBMI, a privately-held corporation, which was organised under the laws of England in January 1994 through the acquisition of all of the issued and outstanding shares of CBMI in exchange for 2,700,000 restricted shares of the Company's common stock. This was accounted for under the "pooling of interests" method for business combinations.

                  On April 22, 1996 the Company's shareholders approved a Divestiture agreement whereby the Company delivered to certain shareholders who had previously owned CBMI all the outstanding shares in CBMI. In return the CBMI shareholders transferred to the Company 540,006 shares (2,700,000 shares pre reverse split) of the Company's common stock.

                  On July 12, 1996, the Company changed its name to Internet Holdings, Inc and was reorganised to invest in Internet and ISDN related technologies. As a result of such reorganisation the Company intends to become engaged in the business of providing hardware and software products and services for the Internet and ISDN markets.


                  General

                  The Company is currently seeking acquisitions in the area of ISDN and Internet related technologies. The Company presently has no operations


                  Employees

                  As of December 31, 1996 the Company had 1 full time employee, an executive who is not compensated for his services by the Company. None of the employees are covered by a collective bargaining agreement. The Company believes its employee relations are good.


Item 2.           Properties

                  The Company does not currently maintain offices. A mailing address and facility for meetings is maintained at the offices of its Director and Secretary Lewis. M. Klee and also at the office of its President Christopher J. Wilkes.

Item 3.           Legal Proceedings

                  Neither the Registrant nor its subsidiaries were subject to any legal proceedings during the reporting period.


Item 4            Submission of matters to a Vote of Security Holders

                  On April 22, 1996 at a special meeting of the Company's shareholders the Company's shareholders approved a Divestiture Agreement between the Company and C.B. Marketing & Investment Limited
         (CBMI) pursuant to which the Company delivered to certain shareholders of the Company who previously owned CBMI all outstanding shares in CBMI and cancelled inetercompany loans to CBMI in the approximate sum of one million dollars. In return the CBMI shareholders transferred to the Company 540,006 shares of the Company's common stock (which had been issued to them in exchange for all of the share capital of CBMI) and released and indemnified the Company from all claims against CBMI. These claims amounted to approximately one million dollars. The Company cancelled the common shares so returned.


                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

                  The Company's securities have traded in the 0ver-the-counter market since July 22, 1977 and are currently quoted on the NASDAQ OTC Bulletin Board. The following are reported high and low quotations for the Company's Common Stock for the periods indicated and do not include dealer mark ups, mark downs or commissions nor do they represent actual sale prices:

                                          Low             High
         First Quarter 1996                1/8*             3/4*
         Second Quarter 1996             1*               2*
         Third Quarter 1996              1*               2 1/4*
         Fourth Quarter 1996               1/4*           1 1/2*

         First Quarter 1995                1/4            2
         Second Quarter 1995             3                7
         Third Quarter 1995              1 1/2            5 5/8
         Fourth Quarter 1995               1/4            4 3/8

         * Shows the price following a 1-for-5 reverse split effective February 24, 1996.



Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with financial statements and the notes thereto for the period ending December 31, 1996. These are included as Exhibits to this Form 10-KSB and are hereby incorporated by reference.

         Results of Operations

         On April 22, 1996 at a special meeting of the Company's shareholders the Company's shareholders approved a Divestiture Agreement between the Company and its wholly owned operating subsidiary C.B. Marketing & Investment Limited
(CBMI) pursuant to which the Company delivered to certain shareholders of the Company who previously owned CBMI all outstanding shares in CBMI and cancelled inetercompany loans to CBMI in the approximate sum of one million dollars. In return the CBMI shareholders transferred to the Company 540,006 shares of the Company's common stock (which had been issued to them in exchange for all of the share capital of CBMI) and released and indemnified the Company from all claims against CBMI. These claims amounted to approximately $1,000,000 (one million dollars). The Company cancelled the common shares so returned.

         Accordingly the assets and liabilities of CBMI as of December 31, 1995 have been restated as net assets of discontinued operations and the operating results for CBMI have been reflected as a loss from discontinued for all periods presented.

         Financial Condition

         At December 31, 1996 the Company had cash of $0.00 compared with $1,489.00 as of December 31, 1995.

         As a result of the divestiture, the Company has no present operations. The Company is seeking acquisition candidates in the Internet and ISDN technology field. In connection with such a transaction, which, similar to the Company's' previous mergers will probably be a reverse acquisition, the Company may seek to raise proceeds from the sale of its securities. No specific merger candidates have been agreed at present.



                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons in compliance with Section 16(a) of the Exchange Act

Christopher J. Wilkes, aged 33, became a Director of the Company on September 30, 1996. Mr Wilkes also holds the offices of Chairman and President of the Company. He holds these offices and the position of Director until the next annual meeting of the Company. Mr Wilkes is the Senior Partner of Levenworth Management, a management consulting company based in the United Kingdom which he founded in 1992. He has advised on the restructuring and operations of companies in a number of different industries and has an international clientele.

Lewis M. Klee, aged 44, became a Director of the Company on September 30, 1996. Mr Klee also holds the office of Secretary of the Company. He holds this office and the position of Director until the next annual meeting of the Company. On August 1, 1996 Mr Klee became the Managing Partner of the Law Office of Lewis M. Klee Esq., prior to this he was of counsel to the Law Office of Steven A. Sanders P.C.


Item 10. Executive Compensation

         No compensation was paid to any officer or director during the 1996 fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information with respect to beneficial ownership of Common Stock by (i) each person known by the Company to own beneficially more than five percent (5%) of the outstanding Common Stock of the Company, (ii) each director of the Company, and (iii) all directors and officers of the Company as a group. Except as other wise indicated the named person has sole voting and investment power with respect to such person's shares.

                                              Number of Common shares
Name                                          Beneficially owned        Percent

Christopher J. Wilkes                               Nil                   0.0%
President & Director
22 Parrotts Field
Hoddesdon
Heretfordshire EN11 OQU
United Kingdom

Lewis M. Klee                                       Nil                   0.0%
Secretary & Director
The Law Office of Lewis M. Klee,
40 Exchange Place, 8th Floor
New York,
New York 10005


All executive officers and directors
As a group:                                         Nil



Item 13.          Exhibits and Reports on Form 8-K


(a)   Exhibits

2.1 Divestiture Agreement for C.B. Marketing & Investment Limited in an Exhibit to the Company's From 10-QSB filed July 7, 1996 and is incorporated herein by reference

3.1      Articles of Amendment to Articles of Incorporation filed July 12, 1996

3.2 Complete Articles and Bylaws were filed on Form 10-SB filed September 28, 1995 and are incorporated herein by reference


(b)   Reports on Form 8-K

     No reports on Form 8-K were filed in the 12 months of fiscal 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorised.


         Dated this ___19th _____ day of May, 1997

                                    Internet Holdings, Inc.
                                    (the Registrant)



                                    By: /s/ Christopher Wilkes
                                        ----------------------
                                        Christopher J. Wilkes
                                        President

                            INTERNET HOLDINGS, INC.
                    (FORMERLY CHINA BIOMEDICAL GROUP, INC.)
                              FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1996 AND 1995
                         TOGETHER WITH AUDITORS' REPORT

                      [CALLAGHAN NAWROCKI LLP LETTERHEAD]
                             Callaghan Nawrocki LLP
                          CERTIFIED PUBLIC ACCOUNTANTS


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Internet Holdings, Inc.:

            We have audited the accompanying balance sheet of Internet Holdings, Inc. (formerly China Biomedical Group, Inc.; the "Company"), as of December 31, 1996, and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of C.B. Marketing and Investment Limited (a former wholly-owned subsidiary of the Company, the "Subsidiary") as of December 31, 1995 and for the year then ended. Those statements were audited by other auditors based in England, whose report has been furnished to us and our opinion, insofar as it relates to amounts of the Subsidiary in the 1995 financial statements is based on the report of the other auditors.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, based on our audits and with respect to the 1995 financial statements, the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Internet Holdings, Inc. as of December 31, 1996, and the results of its operations and cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

            The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company presently has no assets and no revenue producing operations or activities and has working capital and equity deficiencies arising from discontinued operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 /s/ CALLAGHAN NAWROCKI
                                                 --------------------------
                                                     CALLAGHAN NAWROCKI LLP

Melville, New York
April 30, 1997

                            INTERNET HOLDINGS, INC.
                    (FORMERLY CHINA BIOMEDICAL GROUP, INC.)
                                 BALANCE SHEET
                               DECEMBER 31, 1996






                                           ASSETS

NONE                                                          $           -
                                                              =============


                                      LIABILITIES AND
                                    STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                       $      70,507
                                                              -------------

               Total current liabilities                             70,507
                                                              -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 1,697,858 shares issued and outstanding               1,698
  Additional paid-in capital                                      3,151,481
  Accumulated deficit                                            (3,223,686)
                                                              -------------

               Total stockholders' deficit                          (70,507)
                                                              -------------

                                                              $           -
                                                              =============



              The accompanying notes to financial statements are an
                        integral part of this statement.

                            INTERNET HOLDINGS, INC.
                    (FORMERLY CHINA BIOMEDICAL GROUP, INC.)
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995






                                                1996           1995
                                             ------------  ------------

REVENUES                                     $         -   $          -

EXPENSES                                         214,851         52,789
                                             ------------  ------------

          Loss from continuing operations       (214,851)       (52,789)

LOSS FROM DISCONTINUED OPERATIONS               (161,241)    (1,794,304)
                                             ------------  ------------

          Net loss                           $  (376,092)  $ (1,847,093)
                                             ===========   ============


PER SHARE DATA:

          Loss from continuing operations    $     (0.16)  $      (0.07)
                                             ===========   ============

          Loss from discontinued operations  $     (0.13)  $      (2.35)
                                             ===========   ============

          Net loss                           $     (0.29)  $      (2.42)
                                             ===========   ============

          Weighted average number of common
            shares outstanding                 1,308,656        764,356
                                             ===========   ============





              The accompanying notes to financial statements are an
                       integral part of these statements.

                            INTERNET HOLDINGS, INC.
                    (FORMERLY CHINA BIOMEDICAL GROUP, INC.)
                      STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                                                                   Accumulated Foreign
                                                   Common Stock         Additional                     Currency         Total
                                            ------------------------     Paid-in      Accumulated     Translation     Stockholders'
                                               Shares      Amount        Capital        Deficit       Adjustment    Equity (Deficit)
                                            ------------- ----------   -----------  ------------   ---------------- --------------
BALANCE, JANUARY 1, 1995                       3,527,769  $    3,528   $   966,106  $ (1,000,501)  $             -    $   (30,867)

2 to 1 reverse stock split                    (1,763,426)     (1,764)        1,764             -                 -              -
Shares issued pursuant to acquisition          2,700,000       2,700     9,610,485             -                 -      9,613,185
Shares issued in private placement                84,000          84       269,916             -                 -        270,000
Shares issued in satisfaction of obligations   1,012,000       1,012       692,988             -                 -        694,000
Net loss for the year                                  -           -             -    (1,847,093)                -     (1,847,093)
Foreign currency translation adjustment                -           -             -             -           (84,049)       (84,049)
                                            ------------- ----------   -----------  ------------   ---------------    -----------

BALANCE, DECEMBER 31, 1995                     5,560,343       5,560    11,541,259    (2,847,594)          (84,049)     8,615,176
                                            ------------- ----------   -----------  -------------- ---------------    -----------

5 to 1 reverse stock split                    (4,447,479)     (4,447)        4,447             -                 -              -
Shares cancelled pursuant to divestiture        (540,006)       (540)   (8,777,600)            -            84,049     (8,694,091)
Shares issued in satisfaction of obligations   1,125,000       1,125       383,375             -                 -        384,500
Net loss for the year                                  -           -             -      (376,092)                -       (376,092)
                                            ------------- ----------   -----------  ------------   ---------------    -----------

BALANCE, DECEMBER 31, 1996                     1,697,858  $    1,698   $ 3,151,481  $ (3,223,686)  $             -    $   (70,507)
                                            ============= ==========   ===========  ============   ===============    ===========

              The accompanying notes to financial statements are an
                       integral part of these statements.

                            INTERNET HOLDINGS, INC.
                    (FORMERLY CHINA BIOMEDICAL GROUP, INC.)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995




                                                                  1996               1995
                                                             --------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $     (376,092)   $   (1,847,093)
Adjustments to reconcile net loss to net cash
  used by continuing operations:
    Loss from discontinued operations                               161,241         1,794,304
    Operating expenses satisfied by issuance of common stock        218,000                 -
    Decrease in accounts receivable                                       -             6,910
    Increase (decrease) in accounts payable
      and accrued expenses                                           (4,638)           70,697
    Decrease in payroll and sales taxes payable                           -           (25,622)
    Decrease in bank overdraft                                            -            (7,707)
                                                             --------------    --------------

      Net cash used by continuing operations                         (1,489)           (8,511)
                                                             --------------    --------------

      Net cash used by discontinued operations                            -          (330,000)
                                                             --------------    --------------

      Net cash used by operating activities                          (1,489)         (338,511)
                                                             --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                    -           270,000
Increase in loans payable                                                 -            70,000
                                                             --------------    --------------

      Net cash provided by financing activities                           -           340,000
                                                             --------------    --------------

NET INCREASE (DECREASE) IN CASH                                      (1,489)            1,489

CASH, BEGINNING OF YEAR                                               1,489                 -
                                                             --------------    --------------

CASH, END OF YEAR                                            $            -    $        1,489
                                                             ==============    ==============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired (divested) by issuance (cancellation) of
  common shares                                              $   (8,694,091)   $    9,613,185
Shares issued in satisfaction of other obligations                  266,500           694,000


              The accompanying notes to financial statements are an
                       integral part of these statements.

                            INTERNET HOLDINGS, INC.
                    (FORMERLY CHINA BIOMEDICAL GROUP, INC.)
                         NOTES TO FINANCIAL STATEMENTS


(1)         Business and organization

            Internet Holdings, Inc. (the "Company") was originally incorporated in the State of Utah on July 22, 1977, under the name of Western Corn Dog Factories. The Company has had a series of mergers with other companies, all accounted for as reverse acquisitions, with the Company in each case changing its name to that of or similar to the reverse acquiror. In this regard, the Company's previous names were: Resources West, Inc., Magma Resources, Inc., Cellular Telecommunications & Technologies, Inc. in 1993 and most recently China Biomedical Group, Inc. in 1995. The name Internet Holdings, Inc. was adopted on July 12, 1996.

            In 1993, the Company acquired Cellular Payphones, Inc., ("CPI"), (a Delaware Corporation), whereby all of the issued and outstanding shares of CPI were exchanged for approximately 90% of the issued and outstanding stock of the Company. This transaction was accounted for as a reverse acquisition purchase, in which CPI was the acquiring corporation, and the Company was the acquired corporation. The Company accounted for this transaction as a recapitalization of CPI, with the issuance of 2,625,000 shares of common stock for the net assets of the Company. Following the 1993 acquisition, the Company was engaged in the business of (i) installation and servicing of cellular credit-card pay telephones in taxicabs, radio-cabs, limousines, rental cars, trains, ferries, hotels, and business conference centers, and (ii) the data processing and development of streamline software specializing in credit card authorization processing with real-time billing functions. The Company ceased such operations in October 1994 due to substantial losses. Effective April 3, 1995, the Company acquired C.B. Marketing and Investment Limited, a privately-held English corporation engaged in the business of medical market research and the manufacture of pharmaceuticals and contraceptives in the Peoples' Republic of China. On April 22, 1996, the Company entered into a divestiture agreement with respect to C.B. Marketing and Investment Limited. During 1996, the Company was reorganized to invest in internet and ISDN ("International Standard Digital Network") related technologies.

            The Company presently has no assets and no revenue producing operations or activities and has working capital and equity deficiencies arising from discontinued operations. Management's plans include seeking an acquisition candidate in the internet and ISDN technology fields. In connection with such a transaction, which, similar to the Company's previous mergers will actually be a reverse acquisition, the Company may seek to raise proceeds from the sale of its securities. No specific merger candidates have been identified at present.

(2)         Summary of significant accounting policies:

            Foreign currency translation -

            Exchange adjustments resulting from the translation of financial statements have been reflected as a separate component of stockholders' equity. The cumulative adjustment was eliminated upon the divestiture of the foreign operations.

            Revenue and cost recognition -

            Revenues are generally recognized as earned and expenses are recognized when incurred under the accrual basis of accounting.

            Net loss per share -

            Net loss per share was computed by dividing net loss by the weighted average number of common shares issued and outstanding during the period.

            Income taxes -

            The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", to account for deferred income taxes. Deferred taxes are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting purposes. The net difference, if any, between the provision for taxes and taxes currently payable is reflected in the balance sheet as deferred taxes. Deferred tax assets and/or liabilities, if any, are classified as current and noncurrent based on the classification of the related asset or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability.

(3)         Discontinued operations

            On April 22, 1996, the Company's stockholders approved a divestiture agreement whereby the Company delivered to certain stockholders who had previously owned C.B. Marketing and Investment Limited (the "Subsidiary") all the outstanding shares in this corporation. In return, the C.B. Marketing and Investment Limited shareholders transferred to the Company 540,006 shares (2,700,000 shares pre-reverse split) of the Company's common stock. Accordingly, the assets and liabilities of the Subsidiary as of December 31, 1995 were restated as net assets of discontinued operations, and the operating results for the Subsidiary have been reflected as a loss from discontinued operations for all periods presented. (See Note
            5).

(4)         Accounts payable and accrued liabilities

            As of December 31, 1996, accounts payable and accrued liabilities consist primarily of obligations for legal and professional fees.

(5)         Stockholders' equity

            On February 8, 1995, a Special Meeting of the Company's stockholders was held and the Company's stockholders approved, among other proposals, a proposal to effect a 1-for-2 reverse stock split of the issued and outstanding shares of the Company's common stock. The reverse split was effective March 28, 1995. As a result of the reverse split and after adjustments for fractional shares, the number of shares was reduced from 3,527,769 to 1,764,343. The reverse split did not affect the number of shares of the Company's common stock authorized.

            On April 3, 1995, the Company acquired C.B. Marketing and Investment Limited, a privately-held English corporation in a stock-for-stock exchange. As a result of such transaction, which has been accounted for under the "pooling of interests" method for business combinations, the Company issued 2,700,000 shares of its authorized but unissued shares of common stock to the shareholders of C.B. Marketing and Investment Limited.

            In August 1995, the Company sold pursuant to a private placement under Regulation D Rule 504, 84,000 shares of common stock for proceeds of $270,000. The proceeds are net of $30,000 in sales commission.

            Also in August 1995, the Company issued 12,000 common shares in settlement of certain obligations.

            In December 1995, the Company issued 1,000,000 shares of common stock under Regulation S in satisfaction of two convertible loan notes held by offshore investors.

            On January 27, 1996, the Board of Directors approved a 1-for-5 reverse stock split of the issued and outstanding shares of the Company's common stock.

            On April 22, 1996, the Company's stockholders approved a divestiture agreement whereby the Company delivered to certain stockholders who had previously owned C.B. Marketing and Investment Limited all the outstanding shares in this corporation. In return, the C.B. Marketing and Investment Limited shareholders transferred to the Company 540,006 shares (2,700,000 shares pre-reverse split) of the Company's common stock. Such shares were immediately canceled.

            On April 25, 1996, the Board of Directors approved the issuance of 59,000 shares of the Company's common stock in satisfaction of obligations in the amount of $118,000.

            On July 3, 1996, the Board of Directors approved the issuance of 1,066,000 shares of the Company's common stock in satisfaction of obligations in the amount of $266,500.

            The components of stockholders' deficit have been reclassified to reflect the proper accounting basis of the surviving company.

(6)         Income taxes

            The income tax provision is summarized as follows for the years ended December 31, 1996 and 1995:


                                       Year Ended          Year Ended
                                    December 31, 1996   December 31, 1995
                                    -----------------   -----------------

   Federal                           $          -        $          -
   State and local                              -                   -
                                     ------------        ------------
            Total                    $          -        $          -
                                     ============        ============

   Statutory rates  of income tax              43%                 43%
   Income tax effect related to the
     following items:
   Net operating losses                       (43)                (43)
                                     ------------        ------------
            Total                               -                   -
                                     ============        ============

   Effective rate of income tax                 0%                  0%
                                     ============        ============

            The Company has net operating loss carryforwards to offset future taxable income. As it is not more likely than not that the resulting deferred tax benefits will be realized, a valuation allowance has been recognized for such deferred tax assets.

(7)         Commitments and contingencies

            The Company has not filed federal nor state income tax returns for the past several years, and is currently working with the Internal Revenue Service and state taxing authorities to ensure filings of all requisite returns are made as soon as possible. In management's opinion, there are no material liabilities as a result of the delay in filing these returns.