Form 10-Q
period 1997-03-31
CHINA BIOMEDICAL GROUP INC
filed 1997-05-21
CIK 1001601

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1997

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934



                         Commission File Number 0-26886

                            INTERNET HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

   State of Utah                                              13-3758042
(State or other jurisdiction                                (I.R.S. Employer
 of incorporation or organization)                       Identification Number)

       c/o The Law Office of Lewis M. Klee, 40 Exchange Place, 8th Floor
                            New York, New York 10004
                    (Address of principal executive offices)

Registrant's telephone number, including area code:            (212) 271 4366
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

Liquidity and Sources of Capital

As of March 30, 1997 the Registrant had current assets of $0.00 as compared to $89,243 as of March 31, 1996 and $0.00 as of December 31 1996. In order to pay certain liabilities and to assist in restructuring the Company the Company raised $125,000 on April 4, 1997 by means of the issue of a Convertible Loan Note. The Loan Note carries interest at 8% per annum capitalized monthly in arrears until the note is redeemed or converted. The Loan note converts upon demand by the Noteholder into common stock in the Company at 50% of the average bid price of the Company's common stock in the five trading days prior to the conversion or at $0.50 cents per share whichever is the lower.

Further funding will be necessary for the Company to continue its development. The Company has no present commitments for such funding and there can be no assurance that such funding can be raised.


Results of Operations

The Company is seeking to acquire companies engaged in the business of providing hardware and software products and services for the Internet and ISDN markets. ISDN is the international digital telephony standard that has been adopted world-wide. It provides two 64kilobit channels for voice and/or data and one 8kilobit signalling channel.

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

Not Applicable


Item 3   Defaults Upon Senior Securities

Not Applicable


Item 4 Submission of matters to a Vote of Security Holders

None


Item 5  Other Information

Effective April 20, 1997 the Company effected a 1 for 8 reverse stock split of the issued and outstanding shares of common stock. The par value of the common stock and the total amount authorized were not affected.


Item 6   Exhibits and Reports on Form 8-K

Reports on Form 8-K

No reports on Form 8-K were filed during the reporting period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


         Dated this ___20th _____ day of May, 1997

                             INTERNET HOLDINGS, INC.
                                (the Registrant)


By:  /s/ Christopher Wilkes
    _____________________________
     Christopher J. Wilkes
     President
                                       4

                            INTERNET HOLDINGS, INC.
                                 BALANCE SHEET
                                 MARCH 31, 1997

                                             March 31           December 31
                                               1997                 1996
                                            (Unaudited)           (Note 1)

                   ASSETS

NONE                                       $      --             $      --
                                           ===========           ===========

     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Account payable and accrued expenses      $    85,707           $   70,507
                                           ------------          ----------
    Total current liabilities                   85,707               70,507
                                           ------------          ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value,
    50,000,000 shares authorized,
    1,697,858 shares issued and
     outstanding                                 1,698                1,698
  Additional paid-in capital                 3,151,481            3,151,481
  Accumulated deficit                       (3,238,686)          (3,223,686)
                                           -----------           -----------
      Total stockholders' deficit              (85,507)             (70,507)
                                           -----------           -----------
                                           $       --            $       --
                                           ===========           ===========


              The accompanying notes to financial statements are an
                        integral part of this statement.

                            INTERNET HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                   Three Months Ended March 31
                                                    1997                 1996
                                                  -----------     ------------



REVENUES                                          $      --       $        --


EXPENSES                                               15,000              --
                                                  -----------     -------------
  Loss from continuing operations                     (15,000)             --
LOSS FROM DISCONTINUED OPERATIONS                        --            (245,290)
                                                  -----------     -------------
Net loss                                          $   (15,000)    $    (245,290)
                                                  ===========     =============
PER SHARE DATA:

  Loss from continuing operations                 $     (0.01)    $        --
                                                  ===========     =============
  Loss from discontinued operations               $      --       $       (0.22)
                                                  ===========     =============
  Net loss                                        $     (0.01)    $       (0.22)
                                                  ===========     =============
  Weighted average number of common
    shares outstanding                              1,308,656         1,112,069
                                                  ===========     =============


              The accompanying notes to financial statements are an
                       integral part of these statements.

                            INTERNET HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
                                   UNAUDITED



                                                   Three Months Ended March 31,
                                                    1997                 1996
                                                  -----------     ------------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $ (15,000)     $(245,290)
Adjustments to reconcile net loss to net cash
  used by continuing operations:
  Loss from discontinued operations                         --          245,290
  Depreciation and amortization
  (Increase)/Decrease in accounts receivable                --
  Increase (decrease) in accounts payable and
    accrued expenses                                      15,000
  Decrease in payroll and sales taxes payable               --
  Increase in other liabilities                             --
                                                       ---------      ---------
    Net cash used by continuing operations                  --             --
                                                       ---------      ---------
    Net cash used by discontinued operations                --          (25,453)
                                                       ---------      ---------

    Net cash used by operating activities                   --          (25,453)
                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in intangible assets                    --          176,087
                                                       ---------      ---------
    Net cash provided (used) by investing
      activities                                            --          176,087
                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                      --             --
Increase in loans payable
Foreign currency translation adjustment                     --         (155,054)
                                                       ---------      ---------
    Net cash provided by financing activities               --         (155,054)
                                                       ---------      ---------
NET INCREASE (DECREASE) IN CASH                             --           (4,420)
CASH, BEGINNING OF PERIOD                                   --           33,087
                                                       ---------      ---------
CASH, END OF PERIOD                                    $    --        $  28,667
                                                       =========      =========


              The accompanying notes to financial statements are an
                       integral part of these statements.

                            INTERNET HOLDINGS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                   UNAUDITED


(1)      Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1996 has been derived from audited financial statements at that date. In the opinion of management all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 311, 1997 are not necessarily indicative of the results which may be expected for the year ended December 31, 1997. For further information refer to the financial statements and footnotes thereto for the year ended December 31, 1996.