Form 10QSB
period 1997-06-30
CHINA BIOMEDICAL GROUP INC
filed 1997-12-04
CIK 1001601

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 0-26886

                             INTERNET HOLDINGS, INC.
               (Exact name of Company as specified in its charter)

        STATE OF UTAH                                         13-3758042
 (State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organisation)                        Identification Number)

        C/O THE LAW OFFICE OF LEWIS M. KLEE, 40 EXCHANGE PLACE, 8TH FLOOR
                            NEW YORK, NEW YORK 10004
                    (Address of principal executive offices)

Company's telephone number, including area code:  (212) 271 4366
                                               --------------------
INDICATE BY CHECK MARK WHETHER THE COMPANY (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE COMPANY WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                           YES.....X..... NO..........
--------------------------------------------------------------------------------

                                     PART I


ITEM 1.        FINANCIAL STATEMENTS

Attached.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Sources of Capital

As of June 30, 1997 the Company had current assets of $370,745 as compared to $89,243 as of March 31, 1996 and $0.00 as of December 31 1996. It should be noted that the major changes between the two reporting periods are accounted for by the Company's acquisition of Chiron Systems Ltd (CSL), which is the Company's main operating subsidiary. In the prior period the Company had no revenue from operations. Recently the Company has signed a letter of intent with Teledata Sendirian BHD., a wholly owned subsidiary of Sapura Holdings SDH. BDH. This covers a joint venture with Sapura to manufacture and market the Company's products in Malaysia and ASEAN. It also provides the Company with low cost manufacturing facilities for the Company's products for sale in ASEAN and the rest of the world.

Although CSL has performed well in the first half of this year, and the Company has raised funds on the basis of the potential of CSL it should be noted that further capital will be necessary for the Company to continue its operations as well as fund its research and development program. The Company has no present commitments for such funding and there can be no assurance that such funding can be raised. If sufficient funding is not obtained the Company may be forced to limit, suspend or discontinue its operations.


Results of Operations

On May 22, 1997 the Company acquired the whole of the issued capital of Chiron Systems Ltd. (CSL), in exchange for 2,640,313 shares of the Company's common stock. CSL is an English company, engaged in the business of designing and developing products for the Integrated Services Digital Network (ISDN) market place. CSL was a management buy-out from GEC-Plessey Telecommunications ("GPT") in 1993 and had transferred to it, under the terms of that buy-out, rights to certain technology developed by GPT which had a development cost in excess of $6 million.

The Company is now engaged in the business of providing hardware and software products and services for the Internet and ISDN markets. ISDN is the international digital telecommunications standard that has been adopted worldwide. It provides two 64-kilobit channels for voice and/or data and one 8-kilobit signalling channel. This provides clear digitised speech and high-speed error free data communication. In Europe and Asia in particular telecommunications suppliers are moving rapidly to introduce ISDN service. The Company's wholly owned subsidiary, CSL, is one of the leading suppliers of ISDN converters and ISDN termination points (Anatel 4000 range) and also of ISDN "modems" (SAT 100 range) in Europe. Launched in 1996 these products are already in use by three European PTTs and have been placed on the bidding list for several more. CSL has other telephony products ready for market all based around its proprietary ISDN technology.

                                     PART II


ITEM 1.           LEGAL PROCEEDINGS

Neither the Company nor its subsidiaries were subject to any legal proceedings during the reporting period.


ITEM 2            CHANGE IN SECURITIES.

Not Applicable


ITEM 3            DEFAULTS UPON SENIOR SECURITIES

Not Applicable


ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5            OTHER INFORMATION

Effective June 17, 1997 the Company effected a 1 for 2 reverse stock split of the issued and outstanding shares of common stock. The par value of the common stock and the total amount authorised were not affected.

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

The Form 8-K filed May 22, 1997 is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorised.


         Dated this ___20th _____ day of November, 1997

                                    INTERNET HOLDINGS, INC.
                                    (The Company)

                                    By: /s/ Christopher Wilkes
                                        ----------------------
                                        Christopher J. Wilkes
                                        President

                             INTERNET HOLDINGS, INC.
                                  BALANCE SHEET
                                  JUNE 30, 1997


                                                                        June 30,                December 31,
                                                                          1997                     1996
                                                                       (Unaudited)               (Note 1)
                    ASSETS
CURRENT ASSETS:
   Cash                                                                        61,042                       -
   Accounts Receivable                                                        116,842                       -
   Stock                                                                      192,862                       -
                                                                    ------------------        ----------------
               Total Current Assets                                         $ 370,745                     $ -
                                                                    ------------------        ----------------

FIXED ASSETS                                                                2,323,480                       -

INTANGIBLE ASSETS                                                             702,295                       -

                                                                    -----------------         ----------------
                                                                          $ 3,396,520                     $ -
                                                                    ==================        ================



                         LIABILITIES AND
                        STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank Overdraft                                                           $ 131,220                       -
   Taxes payable                                                               21,090                       -
   Accounts payable and accrued expenses                                      386,086                  70,507
   Other liabilities
                                                                    ------------------        ----------------
               Total current liabilities                                      538,396                  70,507
                                                                    ------------------        ----------------

   Long term loans                                                            403,584                       -
                                                                    ------------------        ----------------

               Total liabilities                                              941,980                  70,507
                                                                    ------------------        ----------------



STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 1,697,858 and 3,160,208 shares
    issued and outstanding respectively                                         3,160                   1,698
  Additional paid-in capital                                                5,651,481               3,151,481
  Accumulated deficit                                                      (3,200,101)             (3,223,686)
                                                                    ------------------        ----------------

               Total stockholders' equity                                   2,454,540                 (70,507)
                                                                    ------------------        ----------------

                                                                       $    3,396,521             $         -
                                                                    ==================        ================

              The accompanying notes to financial statements are an
                        integral part of this statement.
                                       F-1

                             INTERNET HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                              Three Months Ended June 30             Six Months Ended June 30
                                                              --------------------------             ------------------------

                                                               1997                1996               1997               1996
                                                     ----------------- ------------------- ------------------ -----------------

REVENUES                                                    $ 333,739                 $ -          $ 563,239               $ -

COST OF SALES                                                 161,339                                260,285
                                                     ----------------- ------------------- ------------------------------------

     Gross Profit                                             172,401                   -            302,955                 -

SELLING, OPERATING AND ADMINSTRATIVE
     EXPENSES                                                 122,010              15,000            220,059            15,000
                                                     ----------------- ------------------- ------------------ -----------------

          Profit from operations                               50,391             (15,000)            82,895           (15,000)

INTEREST CHARGES                                               13,225                   -             31,114                 -

DEPRECIATION                                                   22,485                                 28,196
                                                     ----------------- ------------------- ------------------ -----------------

    Profit / (Loss) before provision for income taxes          14,681             (15,000)            23,585           (15,000)

PROVISION FOR INCOME TAXES                                          -                   -                  -                 -
                                                     ----------------- ------------------- ------------------ -----------------

          Net Profit / (Loss)                                $ 14,681           $ (15,000)          $ 23,585         $ (15,000)
                                                     ================= =================== ================== =================

         Profit / (Loss) per share                             $ 0.00             $ (0.02)            $ 0.01           $ (0.02)
                                                     ----------------- ------------------- ------------------ -----------------

          Weighted average number of common
            shares outstanding                              3,160,208             825,034          3,160,208           968,553
                                                     ================= =================== ================== =================


                 The accompanying notes to financial statements
                    are an integral part of these statements.
                                       F-2

                             INTERNET HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                Six Months Ended June 30,
                                                                                 1997                1996
                                                                       -------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Proft / (Loss)                                                               $ 23,585          $ (399,000)
Adjustments to reconcile net profit to net cash
  used by continuing operations:
    Depreciation and amortization                                                  28,196
    (Increase)/Decrease in stock                                                 (192,862)
    (Increase)/Decrease in accounts receivable                                   (116,842)
    Increase/(Decrease) in accounts payable
      and accrued expenses                                                        315,579               7,171
    (Increase) Decrease in payroll and sales taxes payable                         21,090
    Increase (Decrease) in bank overdraft                                         131,220
                                                                       -------------------  ------------------

      Net cash Generated/(Used) by operating activities                           209,968            (391,829)
                                                                       -------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in assets                                                  (3,025,775)            176,087
                                                                       -------------------  ------------------

      Net cash provided (used) by investing activities                         (3,025,775)            176,087
                                                                       -------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                              1,462                   -
Increase in loans payable                                                         403,584
Increase in additional paid-in capital                                          2,471,803            (155,054)
                                                                       -------------------  ------------------

      Net cash provided by financing activities                                 2,876,849            (155,054)
                                                                       -------------------  ------------------

NET INCREASE (DECREASE) IN CASH                                                    61,042            (370,796)

CASH, BEGINNING OF PERIOD                                                               -              33,087
                                                                       -------------------  ------------------

CASH, END OF PERIOD                                                              $ 61,042          $ (337,709)
                                                                       ===================  ==================


              The accompanying notes to financial statements are an
                       integral part of these statements.
                                       F-3

                             INTERNET HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED


(1)      Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1996 has been derived from audited financial statements at that date. In the opinion of management all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June30, 1997 are not necessarily indicative of the results which may be expected for the year ended December 31, 1997. For further information refer to the financial statements and footnotes thereto for the year ended December 31, 1996.