Form 10QSB
period 1997-09-30
CHINA BIOMEDICAL GROUP INC
filed 1998-05-11
CIK 1001601

Form 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number 0-26886

                             INTERNET HOLDINGS, INC.
               (Exact name of Company as specified in its charter)

         State of Utah                                        13-3758042
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organisation)                        Identification Number)

              c/o The Law Office of Beckman Millman & Sanders, LLP
                                116 John Street
                            New York, New York 10038
                    (Address of principal executive offices)

Company's telephone number, including area code:            (212) 406-4700

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes _X_             No___

                                     PART I


Item1. Financial Statements

Attached.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Sources of Capital

As of September 30 1997, the company had current assets of $323,234, as compared to $370,745 on June 30 1997, $89,243 as of March 31, 1996 and $0.00 as of
December 31 1996. It should be noted that the major changes between the two reporting periods are accounted for by the Company's acquisition of Chiron Systems Ltd (CSL), which is the Company's main operating subsidiary. Prior to this acquisition the Company had no operations.

The Company believes in the potential of CSL and has raised funds on the basis of the potential of CSL. It should be noted that further funding will be necessary for the Company to continue its expansion and development. The Company has no present commitments for such funding and there can be no assurance that such funding can be raised.


Results of Operations

On May 22, 1997 the Company acquired the whole of the issued capital of Chiron Systems Ltd. (CSL), in exchange for 2,640,313 shares of the Company's common stock. CSL is an English company, engaged in the business of designing and developing products for the Integrated Services Digital Network (ISDN) market place. CSL was a management buy-out from GEC-Plessey Telecommunications ("GPT") in 1993 and had transferred to it, under the terms of that buy-out, rights to certain technology developed by GPT which had a development cost in excess of $6million.

The sales during the quarter were lower than the previous quarter ended June 30, 1997 partly due to manufacturing problems experienced by CSL with existing production operations in the U.K. CSL believes that these issues have now been resolved.

Further discussions with SCI, Venture Manufacturing and, NatSteel Electronics in Singapore are close to providing the Company with low cost manufacturing for CSL's products for sale in ASEAN and the rest of the world.

During the quarter CSL signed a letter of intent with Teledata Sendirian BHD., a subsidiary of Ahli Kumpulan Sapura Holdings SDN. BHD. This provides for a joint venture to be set up for CSL and Sapura to supply the CSL's products in Malaysia and ASEAN. This will involve CSL supplying the technology and Sapura the finance and manufacturing expertise to develop and build a basic ISDN telephone.
It is envisaged that a definitive agreement should be in place within the next quarter.

                                     PART II


Item 1. Legal Proceedings

Neither the Company nor its subsidiaries were subject to any legal proceedings during the reporting period.


Item 2 Change in Securities.

Not Applicable


Item 3 Defaults Upon Senior Securities

Not Applicable


Item 4 Submission of matters to a Vote of Security Holders

None


Item 6 Exhibits and Reports on Form 8-K


None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorised.


     Dated this 12th day of November, 1997

                                    Internet Holdings, Inc.
                                    (The Company)


                                    By: /s/ Christopher Wilkes
                                        -------------------------------
                                         Christopher J. Wilkes
                                         President

                             INTERNET HOLDINGS, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 1997
                                    UNAUDITED


                                                     September 30,  December 31,
                                                         1997          1996
                                                     (Unaudited)     (Note 1)
                                                     -----------    -----------
                              ASSETS
CURRENT ASSETS:
   Cash                                                       67             --
   Accounts Receivable                                   170,289             --
   Stock                                                 152,877             --
                                                     -----------    -----------
               Total Current Assets                  $   323,234    $        --
                                                     -----------    -----------

FIXED ASSETS                                           2,283,238             --

INTANGIBLE ASSETS                                        757,794             --

                                                     -----------    -----------
                                                     $ 3,364,265    $        --
                                                     ===========    ===========



                         LIABILITIES AND
                        STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank Overdraft                                    $   174,218             --
   Taxes payable                                          34,197             --
   Accounts payable and accrued expenses                 347,835         70,507
   Other liabilities
                                                     -----------    -----------
               Total current liabilities                 556,249         70,507
                                                     -----------    -----------

   Long term loans                                       354,875             --
                                                     -----------    -----------

               Total liabilities                         911,124         70,507
                                                     -----------    -----------



STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 1,697,858 and 3,160,208 shares
    issued and outstanding respectively                    3,160          1,698
  Additional paid-in capital                           5,727,382      3,151,481
  Accumulated deficit                                 (3,277,401)    (3,223,686)
                                                     -----------    -----------

               Total stockholders' equity              2,453,141        (70,507)
                                                     -----------    -----------

                                                     $ 3,364,265    $        --
                                                     ===========    ===========


              The accompanying notes to financial statements are an
                        integral part of this statement.

                             INTERNET HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                     Three Months Ended September, 30            Nine Months Ended September, 30
                                                     --------------------------------            -------------------------------
                                                            1997           1996                         1997          1996
                                                        -----------    -----------                  -----------    -----------
REVENUES                                                $   229,109    $        --                  $   792,348    $        --

COST OF SALES                                               128,549                                     388,833
                                                        -----------    -----------                  -----------    -----------

     Gross Profit                                           100,560             --                      403,514             --

SELLING, OPERATING AND ADMINSTRATIVE
     EXPENSES                                               148,217         18,000                      368,276        171,710
                                                        -----------    -----------                  -----------    -----------

          Profit / (Loss) from operations                   (47,657)       (18,000)                      35,238       (171,710)

INTEREST CHARGES                                             22,266             --                       53,380             --

DEPRECIATION                                                  7,377                                      35,573
                                                        -----------    -----------                  -----------    -----------

    Profit / (Loss) before provision for income taxes       (77,300)       (18,000)                     (53,715)      (171,710)

PROVISION FOR INCOME TAXES                                       --             --                           --             --
                                                        -----------    -----------                  -----------    -----------

          Net Profit / (Loss)                           $   (77,300)   $   (18,000)                 $   (53,715)   $  (171,710)
                                                        ===========    ===========                  ===========    ===========

         Profit / (Loss) per share                      $     (0.02)   $     (0.01)                 $     (0.02)   $     (0.14)
                                                        -----------    -----------                  -----------    -----------

          Weighted average number of common
            shares outstanding                            3,160,208      1,688,069                    3,160,208      1,199,192
                                                        ===========    ===========                  ===========    ===========


               The accompanying notes to financial statements are
                      an integral part of these statements.

                             INTERNET HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                           Nine Months Ended September 30,
                                                                1997           1996
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Proft / (Loss)                                           $   (53,715)   $  (417,000)
Adjustments to reconcile net profit to net cash
  used by continuing operations:
    Depreciation and amortization                                 35,573             --
    (Increase)/Decrease in stock                                (152,877)            --
    (Increase)/Decrease in accounts receivable                  (170,289)            --
    Increase/(Decrease) in accounts payable
      and accrued expenses                                       277,328         25,171
    Increase/(Decrease) in payroll and sales taxes payable        34,197             --
    Increase (Decrease) in bank overdraft                        174,218             --
                                                             -----------    -----------

      Net cash Generated/(Used) by operating activities          144,434       (391,829)
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in assets                                 (3,041,032)     8,842,881
                                                             -----------    -----------

      Net cash provided (used) by investing activities        (3,041,032)     8,842,881
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                             1,462        533,050
Increase in loans payable                                        354,875        (70,000)
Increase in additional paid-in capital                         2,491,229     (8,915,591)
                                                             -----------    -----------

      Net cash provided by financing activities                2,847,566     (8,452,541)
                                                             -----------    -----------

NET INCREASE (DECREASE) IN CASH                                  (49,032)        (1,489)

CASH, BEGINNING OF PERIOD                                             --          1,489
                                                             -----------    -----------

CASH, END OF PERIOD                                          $        67    $        --
                                                             ===========    ===========




              The accompanying notes to financial statements are an
                       integral part of these statements.

                             INTERNET HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED


(1)  Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1996 has been derived from audited financial statements at that date. In the opinion of management all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results which may be expected for the year ended December 31, 1997. For further information refer to the financial statements and footnotes thereto for the year ended December 31, 1996.