Form 10KSB
period 1997-12-31
INTERNET HOLDINGS INC
filed 1999-12-14
CIK 1001601

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-26886


                             INTERNET HOLDINGS, INC.
               (Exact name of Company as specified in its charter)


               Utah                                          13-3758042
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                       Identification Number)


c/o      Beckman, Millman & Sanders, LLP
         116 John Street - Suite 1313
         New York, New York                                    10038
         (Address of principal executive offices)            (Zip Code)


Company's telephone number, including area code:          (212) 406-4700

Securities registered under Section 12(b) of the
Exchange Act:                                              None

Securities registered under Section 12(g) of the
Exchange Act:                                              None

Check whether the issuer (1) filed all reports required
to be filed by Section 13 or 15(d) of the Exchange Act
during the past 12 months (or for such shorter period
that the registrant was required to file such reports),
and (2) had been subject to such filing requirements
for the past 90 days.                                      Yes [_]   No [X]

Check if there is no disclosure of delinquent filers
in response to Item 405 of Regulation S-B contained in
this form, and no disclosure will be contained, to the
best of registrant's knowledge, in definitive proxy or
information statements incorporated by reference in Part
III of this Form 10-KSB or any amendment to this Form
10-KSB                                                                  [X]

State issuer's revenue for its most recent fiscal year:    $ 3,813

State the  aggregate  market  value of the voting stock
held by  non-affiliates  computed by  reference  to the
price at which the stock was sold,  or the  average bid
and asked price of such  stock, as of a  specified date
within the past 60 days:                                  $ 397,400 as of
                                                          December 22, 1997

State the number of shares  outstanding  of each of the
Registrant's  classes of common equity as of the latest
practicable date:                                        2,119,470 shares as
                                                         of Common Stock
                                                         as of December 31, 1997

                                     PART I


Item 1.  Description of Business

     On May 22, 1997, Internet Holdings, Inc. (the "Company" or the "Registrant") acquired all the issued capital of Chiron Systems Ltd. ("CSL"). CSL was an English company engaged in the business of designing and developing Integrated Services Digital Network ("ISDN") related products. The Company's wholly owned subsidiary, CSL, was acquired in exchange for 2,640,313 restricted shares of the Company's common stock. The formation of CSL was as a result of a management buy-out from GEC-Plessey Telecommunications ("GPT") in 1993. Under the terms of the 1993 buyout, CSL was transferred the rights to certain technology developed by GPT.

     During 1997, the Company was engaged in the business of providing hardware and software products and services for Internet and ISDN applications. CSL has been one of the leading suppliers of ISDN converters (Anatel 4000 range) and ISDN termination points (SAT 100 range) in Europe. Since its launch in 1996, these products have been used by three European PTTs and have been placed on the bidding list for several more. CSL expected to confirm several substantial orders from Europe, the Far East and Africa during the last quarter of 1997 based upon a new range of products. These orders never materialized and the Malaysian joint venture partners subsequently alleged to the Company that the new range of products designed by CSL could not meet certain requirements.

     Following this, the Company undertook a major review of the management and products of CSL. During this period, CSL's management refused to allow the Company's auditors access to certain management and financial information concerning CSL. The management of CSL stated that they could complete the development of the new range of products but that this would require another $1 million, in addition to the funds already spent. Further, at this time CSL's bankers indicated that they required an unconditional guarantee from the Company to secure all of CSL's indebtedness of approximately $700,000. Continuing the sale of the existing products indefinitely was not an option as they would become uncompetitive and relied on chipsets which were to be discontinued.

     As a result of these events, the Company concluded that the only course of action open to it was to exercise its right to divest CSL under the terms of the acquisition agreement. Central to this decision was a belief that the new range of products under development by CSL would not now reach the market in a competitive time-scale and even then might require further substantial development work.

     Accordingly, the Company divested CSL with effect from December 19, 1997, pursuant to the acquisition agreement dated May 22, 1997 and the Agreement & Plan of Divestiture dated December 19, 1997. The structure of the divestiture was that the Company delivered to certain shareholders of the Company who had previously owned CSL all the outstanding shares in CSL. The CSL shareholders returned to the Company the shares held by them pursuant to the acquisition agreement.

     On July 28, 1998, CSL's creditors placed CSL into liquidation. As a result of the collapse and insolvency of CSL, the Company was advised by its lawyers that any rights it may have had under the acquisition agreement against CSL were not worth pursuing because even if a judgment were obtained, there was no prospect of any payment being made to the Company.

     As a result of this divestiture and the failure of CSL, the Company was unable to deliver products and technology as contracted under agreements with its joint venture partners. This failure led to legal proceedings. The Company countercharged that the assets purchased by it from its joint venture partners had not been effectively transferred. During the period September 1997 to November 1999 the Company was unable to raise funds to develop its business, unable to settle the outstanding litigation relating to its joint ventures and had its indebtedness been demanded the Company would have been unable to repay. In November 1999, the Company finally settled these legal proceedings and entered into a comprehensive settlement agreement. The adjudication of this matter enabled the Company to move forward. By this agreement the Company agreed not to pursue claims against certain assets purchased from the joint venture partners, the joint venture partners agreed not to pursue claims against the Company for alleged negligence and breach of contract and the Company was released from debts totaling approximately $300,000. This resulted in a net write off to the Company of $1.9 million.

     Following  the  planned  appointment  of  additional   management  and  the
settlement of the legal proceedings the Company can now proceed to rebuild its business.

General

     For most of 1997 the Company operated its business through its wholly owned subsidiary CSL. CSL was founded in March 1993 with the acquisition of a set of ISDN products and technology from GEC Plessey Telecommunications ("GPT"). GPT is one of the largest telecommunications companies in the world. In 1993 GPT elected to move out of the ISDN peripherals market. All this technology, representing in excess of $7 million in research and development expenditure, was transferred through a management buyout to CSL.

     At the time of the acquisition of CSL by the Company the original range of products were selling well and had in the past been among the best technology on the market. However, technology markets move extremely fast and CSL had a new range of products under development to meet the advancing market requirements and the discontinuation of existing chip supplies thus meaning CSL could not continue indefinitely with the existing products.

     During negotiations for sub-contract manufacture with the Company's Malaysian joint venture partners it emerged that the new range of products might not meet the required specifications in terms of cost, performance and, time. This led to the review of CSL set out above and its subsequent divestiture.

Marketing

     CSL primarily sold its products to major telecommunications network operators such as British Telecom, Belgacom and the Netherlands PTT. These companies then sell the products to end-users.

     In order to expand the market for CSL's products the Company entered into joint ventures in Asia and Africa.

Employees

     As of December 31, 1997, following the divestiture of CSL, the Company had one full time employee.


Item 2. Description of Property

     During the period of ownership of CSL, the Company operated primarily from CSL's executive offices in Reading, England located in leased space of approximately 2,000 square feet in a multi-tenant office building. The lease is on an annual basis and commenced in 1993.

     Currently the Company maintains a facility for meetings at the offices of its corporate counsel Beckman, Millman & Sanders LLC.


Item 3. Legal Proceedings


     During the period of the Company's ownership of CSL, in addition to other matters, the Company devoted considerable resources to expanding the market for CSL's products in Asia and Africa. Both these regions possess rapidly growing markets where there is substantial demand for new telephony technology.

     The efforts in these new markets were extremely successful with joint ventures being agreed in both Asia and Africa. However, the collapse of CSL and the consequent inability of the Company to supply products or technology to either joint venture left the Company exposed to allegations of breach of contract.

     The outstanding legal proceedings have prevented the Company from raising funds to continue its business.


Item 4.  Submission of Matters to a Vote of Security Holders

None

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     The Company's Common Stock has been traded on the Over-The-Counter Bulletin Board (OTC- Bulletin Board) since July 22, 1977 and is currently traded under the symbol "HTTP". The following are reported high and low quotations for the Company's Common Stock for the periods indicated and do not include dealer mark ups, mark downs or commissions nor do they represent actual sale prices:

                                    Low                       High
First Quarter 1997                    1/4                       5/8
Second Quarter 1997                 5 1/2                     7
Third Quarter 1997                  3                         7
Fourth Quarter 1997                   1/8                     5 5/8



Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Sources of Capital

     As of December 31, 1997, the Registrant had current assets of $35,600 as compared to $ 0 as of December 31, 1996. On October 27, 1999 the Company filed a Form 8-K setting out a contingent acquisition which, if consummated, would provide the Company with $2,160,000 in cash and liquid securities. This agreement is conditional on the settlement of all outstanding litigation, the filing of outstanding periodic and annual reports under the Securities Exchange Act of 1934, as amended, and the maintenance of the Company's quotation on the OTC - Bulletin Board.


Results of Operations

     On May 22, 1997, the Company acquired 100% of Chiron Systems Ltd. ("CSL") to exploit certain of the company's Internet related technologies. CSL was acquired by the Company in exchange for 2,640,313 shares of its restricted shares of common stock.

     With effect from December 19, 1999 the Company divested CSL pursuant to the acquisition agreement dated May 22, 1997 whereby the Company delivered to certain shareholders who had previously owned CSL all the outstanding shares in CSL. The CSL shareholders returned to the Company the shares held by them pursuant to the acquisition agreement.

     In the accompanying accounts the Company treats CSL as discontinued operations.

Item 7. Financial Statements

Reference is made to the financial statements attached hereto.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Christopher J. Wilkes, aged 33, became a Director of the Company on September 30, 1996. Mr. Wilkes also holds the offices of Chairman and President of the Company. He holds these offices and positions until the next annual meeting of the Company. Mr. Wilkes is the Senior Partner of Levenworth Management, a management consulting company based in the United Kingdom, which he founded in 1992. He has advised on the restructuring and operations of companies in a number of different industries and has an international clientele.

     Lewis M. Klee, aged 44, became a Director of the Company on September 30, 1996. Mr. Klee also holds the office of Secretary of the Company. Mr. Klee is no longer a director of the Company. On August 1, 1996 Mr. Klee became the Managing Partner of the Law Office of Lewis M. Klee Esq., prior to this he was of counsel to the Law Office of Steven A. Sanders P.C.


Item 10. Executive Compensation

     Mr. Wilkes was paid consultancy fees of $23,877 during 1997 and received Common Stock to the value of $59,697 in lieu of fees. Mr Klee received consultancy and legal fees of $19,000 during 1997 and received Common Stock to the value of $12,450 in lieu of fees.


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

                                      Number of Common shares
Name                                  Beneficially owned             Percent

Christopher J. Wilkes                         253,304                  11.9%
President & Director
22 Parrotts Field
Hoddesdon
Hertfordshire EN11 OQU
United Kingdom

Lewis M. Klee                                  25,000                   1.2%
Secretary
The Law Office of Lewis M. Klee,
40 Exchange Place, 8th Floor
New York, NY 10005


All executive officers and directors
As a group:                                   278,304                  13.1%

Item 12. Certain Relationships and Related Transactions



Item 13. Exhibits and Reports on Form 8-K

          a) Exhibit 1 - Agreement and Plan of Divestiture between Internet Holdings, Inc. and Chiron Systems Ltd. dated December 19, 1997.


          b) The Registrant did not file any reports on Form 8-K for events which occurred during the year ended December 31, 1997.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                            Internet Holdings, Inc.

Date: December 13, 1999                     /s/ Christopher Wilkes
                                            ----------------------
                                            Christopher J. Wilkes
                                            President

                             INTERNET HOLDINGS, INC.
                              FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1997 and 1996
                         TOGETHER WITH AUDITORS' REPORT

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Internet Holdings, Inc.:

     We have audited the accompanying balance sheet of Internet Holdings, Inc. (the "Company"), as of December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     Except as discussed in the following paragraph, we conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     We were unable to audit the financial statements of Chiron Systems Ltd. (a former wholly-owned subsidiary of the Company in England, the "Subsidiary") for the period from May 22, 1997 to December 19, 1997. Furthermore, we were unable to audit certain joint venture transactions in Asia and Africa during the year ended December 31, 1997. The activities of the Subsidiary and joint ventures comprised substantially all of the Company's operations during the year ended December 31, 1997. Because of the significance of the operations of the Company's Subsidiary and joint ventures which we were unable to audit, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the 1997 financial statements. In our opinion, with respect to the 1996 financial statements, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Internet Holdings, Inc. for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company presently has no revenue producing operations or activities and has suffered recurring losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                  /s/   CALLAGHAN NAWROCKI LLP
                                                  ----------------------------
                                                  CALLAGHAN NAWROCKI LLP

Melville, New York
December 1, 1999

                             INTERNET HOLDINGS, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 1997




                               ASSETS

CURRENT ASSETS:
  Cash                                                              $     1,600
  Other receivable                                                       34,000
                                                                    -----------

               Total current assets                                      35,600
                                                                    -----------

                                                                    $    35,600
                                                                    ===========

                          LIABILITIES AND
                         STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                             $    20,380
                                                                    -----------

               Total current liabilities                                 20,380
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 2,119,470 shares issued and outstanding                   2,119
  Additional paid-in capital                                          5,723,560
  Accumulated deficit                                                (5,710,459)
                                                                    -----------

               Total stockholders' equity                                15,220
                                                                    -----------

                                                                    $    35,600
                                                                    ===========





                 The accompanying notes to financial statements
                     are an integral part of this statement.

                             INTERNET HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996





                                                           1997            1996
                                                    -----------     -----------

REVENUES                                            $     3,813     $      --

EXPENSES                                                130,974         214,851
                                                    -----------     -----------

          Loss from continuing operations              (127,161)       (214,851)

LOSS FROM DISCONTINUED OPERATIONS                    (2,359,612)       (161,241)
                                                    -----------     -----------

          Net loss                                  $(2,486,773)    $  (376,092)
                                                    ===========     ===========


PER SHARE DATA:

          Loss from continuing operations           $     (0.07)    $     (0.16)
                                                    ===========     ===========

          Loss from discontinued operations         $     (1.30)    $     (0.13)
                                                    ===========     ===========

          Net loss                                  $     (1.37)    $     (0.29)
                                                    ===========     ===========

          Weighted average number of common
            shares outstanding                        1,813,706       1,308,656
                                                    ===========     ===========







               The accompanying notes to financial statements are
                      an integral part of these statements.

                             INTERNET HOLDINGS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                                        Accumulated
                                                                                                           Foreign        Total
                                                    Common Stock            Additional                    Currency     Stockholders'
                                              --------------------------      Paid-In      Accumulated    Translation     Equity
                                                 Shares         Amount        Capital        Deficit      Adjustment     (Deficit)
                                              ------------    ----------    -----------    -----------    ----------    -----------
BALANCE, JANUARY 1, 1996                         5,560,343    $    5,560    $11,541,259    $(2,847,594)   $  (84,049)   $ 8,615,176

5 to 1 reverse stock split                      (4,447,479)       (4,447)         4,447           --            --             --
Shares cancelled pursuant to divestiture          (540,006)         (540)    (8,777,600)          --          84,049     (8,694,091)
Shares issued in satisfaction of obligations     1,125,000         1,125        383,375           --            --          384,500
Net loss for the year                                 --            --             --         (376,092)         --         (376,092)
                                              ------------    ----------    -----------    -----------    ----------    -----------

BALANCE, DECEMBER 31, 1996                       1,697,858         1,698      3,151,481     (3,223,686)         --          (70,507)

8 to 1 reverse stock split                      (1,484,603)       (1,485)         1,485           --            --             --
Shares issued pursuant to acquisition            2,640,313         2,640        657,360           --            --          660,000
Shares issued in satisfaction of obligations       150,000           150         37,350           --            --           37,500
2 to 1 reverse stock split                      (1,501,180)       (1,501)         1,501           --            --             --
Shares issued in private placement               1,483,935         1,484      2,373,516           --            --        2,375,000
Shares issued pursuant to conversion
  of loan note                                     250,000           250        124,750           --            --          125,000
Shares cancelled pursuant to divestiture        (1,320,157)       (1,320)      (658,680)          --            --         (660,000)
Shares issued in satisfaction of obligations       203,304           203         34,797           --            --           35,000
Net loss for the year                                 --            --             --       (2,486,773)         --       (2,486,773)
                                              ------------    ----------    -----------    -----------    ----------    -----------

BALANCE, DECEMBER 31, 1997                       2,119,470    $    2,119    $ 5,723,560    $(5,710,459)   $     --      $    15,220
                                              ============    ==========    ===========    ===========    ==========    ===========


              The accompanying notes to financial statements are an
                       integral part of these statements.

                             INTERNET HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                  1997           1996
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $(2,486,773)   $  (376,092)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Loss from discontinued operations                            2,359,612        161,241
    Operating expenses satisfied by issuance of common stock          --          218,000
    Increase in other receivable                                   (34,000)          --
    Decrease in accounts payable,
      accrued expenses and other liabilities                       (87,239)        (4,638)
                                                               -----------    -----------

      Net cash used by operating activities                       (248,400)        (1,489)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Shares issued in private placement                               2,375,000           --
Proceeds from convertible loan note                                125,000           --
                                                               -----------    -----------

      Net cash provided by financing activities                  2,500,000           --
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint venture                                     (2,250,000)          --
                                                               -----------    -----------

      Net cash used by investing activities                     (2,250,000)          --
                                                               -----------    -----------

NET INCREASE (DECREASE) IN CASH                                      1,600         (1,489)

CASH, BEGINNING OF YEAR                                               --            1,489
                                                               -----------    -----------

CASH, END OF YEAR                                              $     1,600    $      --
                                                               ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Corporation acquired by issuance of common shares              $   660,000    $      --
Corporations divested by cancellation of common shares            (660,000)    (8,694,091)
Shares issued in satisfaction of other obligations                  72,500        384,500
Shares issued pursuant to conversion of
  loan note                                                        125,000           --


              The accompanying notes to financial statements are an
                       integral part of these statements.

                             INTERNET HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS


(1)  Business and organization

     Internet Holdings, Inc. (the "Company") was originally incorporated in the State of Utah on July 22, 1977, under the name of Western Corn Dog Factories. The Company has had a series of mergers with other companies, all accounted for as reverse acquisitions, with the Company in each case changing its name to that of or similar to the reverse acquiror. In this regard, the Company's previous names were: Resources West, Inc., Magma Resources, Inc., Cellular Telecommunications & Technologies, Inc. and China Biomedical Group, Inc. The name Internet Holdings, Inc. was adopted on July 12, 1996.

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

     On May 22, 1997, the Company acquired Chiron Systems Ltd. ("CSL"), a privately-held English Corporation engaged in the business of designing and developing ISDN related products. During 1997, the Company, through CSL provided hardware and software products and services for internet and ISDN applications. CSL had expected to confirm several substantial orders from the Far East during the last quarter of 1997 based upon a new range of products. However, these orders never materialized due to alleged specification failure, resulting in a need for additional funding. The Company decided not to make any further investment in CSL and, effective December 19, 1997, exercised its right to divest CSL under the terms of the acquisition agreement. CSL was subsequently placed into liquidation by its creditors. During its ownership of CSL, the Company invested in joint ventures in Asia and West Africa in connection with the delivery of products and services being developed by CSL. As a result of the failure of CSL to develop the requisite products and technology, and the corresponding divestiture of CSL, the Company became engaged in various legal proceedings with its joint venture partners which was finally settled in October 1999.

     The Company presently has no revenue producing operations or activities and has suffered recurring losses from operations. Management's plans include seeking an acquisition candidate in the internet and related technology fields. In connection with such a transaction, which, similar to the Company's previous mergers will actually be a reverse acquisition, the Company may seek to raise proceeds from the sale of its securities. On October 27, 1999 the Company filed a Form 8-K setting out a contingent acquisition which, if consummated, would provide the Company with $2,160,000 in cash and liquid securities. This agreement is conditional on the settlement of all outstanding litigation, the filing of outstanding reports and the maintenance of the Company's quotation on the OTC - Bulletin Board.

(2)  Summary of significant accounting policies:

     Foreign currency translation -

     Gains and losses from foreign currency transactions are reflected in current operating results. Exchange adjustments resulting from the translation of financial statements have been reflected as a separate component of stockholders' equity. The cumulative adjustment was eliminated upon the divestiture of foreign operations.

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

(3)  Discontinued operations

     On December 19, 1997, the Company's Board of Directors approved a divestiture agreement whereby the Company delivered to certain shareholders who had previously owned Chiron Systems Ltd., ("CSL") all the outstanding shares in this corporation, which had been acquired by the Company on May 22, 1997. In return, the CSL shareholders transferred to the Company 1,320,157 shares (2,640,313 shares pre-reverse split) of the Company's common stock. In connection therewith, the Company recognized $361,641 of losses relating primarily to unrecoverable loans receivable from this divested corporation.

     In conjunction with its ownership of CSL, the Company entered into joint ventures in Asia and West Africa for the delivery of products and services being developed by CSL. During the year ended December 31, 1997, the Company invested $2,250,000 in certain assets purchased from joint venture partners. As a result of the failure of CSL to develop the requisite products and technology, and the corresponding divestiture of CSL, the Company became engaged in various legal proceedings with its joint venture partners. In October 1999, a comprehensive settlement agreement was reached by the Company with its joint venture partners. By this agreement, the Company agreed not to pursue claims against certain assets purchased from the joint venture partners, the joint venture partners agreed not to pursue claims against the Company relating to negligence and breach of contract and the Company was released from debts totalling $252,029. This resulted in a net write-off to the Company of $1,997,971, which is reflected as a loss from discontinued operations for the year ended December 31, 1997.

     On April 22, 1996, the Company's stockholders approved a divestiture agreement whereby the Company delivered to certain shareholders who had previously owned C.B. Marketing and Investment Limited (the "Subsidiary") all the outstanding shares in this corporation. In return, the C.B. Marketing and Investment Limited shareholders transferred to the Company 540,006 shares (2,700,000 shares pre-reverse split) of the Company's common stock. Accordingly, the assets and liabilities of the Subsidiary as of December 31, 1995 were restated as net assets of discontinued operations, and the operating results for the Subsidiary have been reflected as a loss from discontinued operations for all periods presented.

(4)  Accounts payable and accrued liabilities

     As of December 31, 1997, accounts payable and accrued liabilities consist primarily of obligations for legal and professional fees.

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

     On March 11, 1997, the Board of Directors approved a 1-for-8 reverse stock split of the issued and outstanding shares of the Company's common stock.

     On May 22, 1997, the Company acquired Chiron Systems Ltd., a privately-held English Corporation in a stock-for-stock exchange. As a result of such transaction, the Company issued 2,640,313 shares of its authorized but unissued common stock to the shareholders of Chiron Systems Ltd. On December 19, 1997 the Company exercised its right to divest Chiron Systems Ltd., under the terms of the acquisition agreement. Accordingly, 1,320,157 (post 1-for-2 reverse stock split) shares were returned to the Company and immediately cancelled.

     On May 22, 1997, the Board of Directors approved the issuance of 150,000 shares of the Company's common stock in satisfaction of obligations in the amount of $37,500.

     On June 9, 1997, the Board of Directors approved a 1-for-2 reverse stock split of the issued and outstanding shares of the Company's common stock.

     On June 20, 1997, the Company sold pursuant to a private placement under Regulation S, 1,483,935 shares of common stock for proceeds of $2,375,000. The proceeds are net of $147,689 of placement costs.

     On August 12, 1997, 250,000 shares of the Company's common stock were issued pursuant to the conversion of a loan note in the amount of $125,000.

     On December 19, 1997, the Board of Directors approved the issuance of 203,304 shares of the Company's common stock in satisfaction of obligations in the amount of $35,000.

(6)  Income taxes

     The income tax provision is summarized as follows for the years ended December 31, 1997 and 1996:


                                          Year Ended           Year Ended
                                       December 31, 1997    December 31, 1996
                                       -----------------    -----------------

Federal                                   $     --              $     --
State and local                                 --                    --
                                          ----------            ----------
      Total                               $     --              $     --
                                          ==========            ==========

Statutory rates of income tax                     40%                   43%
Income tax effect related to the
  following items:

Net operating losses                             (40)                  (43)
                                          ----------            ----------
      Total                                     --                    --
                                          ==========            ==========

Effective rate of income tax                       0%                    0%
                                          ==========            ==========

     The Company has net operating loss carryforwards to offset future taxable income of approximately $5 million expiring in the years 2008 through 2012. As it is not more likely than not that the resulting deferred tax benefits will be realized, a valuation allowance has been recognized for such deferred tax assets.

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

(8)  Legal proceedings and subsequent events

     During  the  period   subsequent  to  December  31,  1997,   various  legal
     proceedings were settled. Reference is made to Note 3 for details as to such resolution.