Form 10QSB
period 1998-03-31
INTERNET HOLDINGS INC
filed 1999-12-14
CIK 1001601

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-26886

                             INTERNET HOLDINGS, INC.
               (Exact name of Company as specified in its charter)

              Utah                                       13-3758042
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification Number)

c/o      Beckman, Millman & Sanders, LLP                   10038
         116 John Street - Suite 1313                    (Zip Code)
         New York, New York
(Address of principal executive offices)

Company's telephone number, including area code: (212) 406-4700

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  ___     No  _X_

    The number of shares issued and outstanding of the issuer's common stock as of March 31, 1998 was 2,119,470

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  BALANCE SHEET
                                 MARCH 31, 1998


                                                           March 31,     December 31
                                                          -----------    -----------
                                                             1998           1997
                                                          -----------    -----------
                                                          (Unaudited)     (Note 1)
                               ASSETS
CURRENT ASSETS
   Cash                                                         5,892          1,600
   Other receivable                                            20,000         34,000
                                                          -----------    -----------
   Total Current assets                                        25,892         35,600
                                                          -----------    -----------

                                                          $    25,892    $    35,600
                                                          ===========    ===========

                          LIABILITIES AND
                        STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                   $    13,780    $    20,380
                                                          -----------    -----------

               Total current liabilities                       13,780         20,380
                                                          -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 2,119,470 shares issued and outstanding         2,119          2,119
  Additional paid-in capital                                5,723,560      5,723,560
  Accumulated deficit                                      (5,713,567)    (5,710,459)
                                                          -----------    -----------

               Total stockholders' equity                      12,112         15,220
                                                          -----------    -----------

                                                          $    25,892    $    35,600
                                                          ===========    ===========


              The accompanying notes to financial statements are an
                       integral part of these statements.

                             INTERNET HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED




                                                 Three Months   Twelve Months
                                                 ------------   -------------
                                               Ended March 31  Ended December 31
                                                    1998            1997
                                                 -----------     -----------

REVENUES                                         $        10     $     3,813

EXPENSES                                               3,118         130,974
                                                 -----------     -----------

          Loss from continuing operations             (3,108)       (127,161)

LOSS FROM DISCONTINUED OPERATIONS                       --        (2,359,612)
                                                 -----------     -----------

          Net loss                               $    (3,108)    $(2,486,773)
                                                 ===========     ===========


PER SHARE DATA:

          Loss from continuing operations        $     (0.00)    $     (0.70)
                                                 ===========     ===========

          Loss from discontinued operations      $      --       $     (1.30)
                                                 ===========     ===========

          Net loss                               $     (0.00)    $     (1.37)
                                                 ===========     ===========

          Weighted average number of common
            shares outstanding                     2,119,470       1,813,706
                                                 ===========     ===========


              The accompanying notes to financial statements are an
                       integral part of these statements.

                             INTERNET HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                              Three Months    Twelve Months
                                                             Ended March 31  Ended December 31
                                                                  1998            1997
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $    (3,108)   $(2,486,773)
Adjustments to reconcile net loss to net cash
  used by continuing operations:
    Loss from discontinued operations                                 --        2,359,612
    Operating expenses satisfied by issuance of common stock
    (Increase)/Decrease in accounts receivable                        --
    Increase (decrease) in accounts payable
      and accrued expenses                                          (6,600)       (87,239)
    (Increase)/Decrease in other receivables                        14,000        (34,000)
    Increase in other liabilities                                     --
                                                               -----------    -----------

      Net cash provided/(used) by operating activities               4,292       (248,400)
                                                               -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
Shares issued in orivate placement                                    --        2,375,000
Proceeds from convertible loan note                                   --          125,000
                                                               -----------    -----------

       Net cash provided by financing activities                                2,500,000
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in joint venture                                                    (2,250,000)
                                                               -----------    -----------

       Net cash provided by investing activities                               (2,250,000)
                                                               -----------    -----------


NET INCREASE (DECREASE) IN CASH                                      4,292          1,600

CASH, BEGINNING OF PERIOD                                            1,600           --
                                                               -----------    -----------

CASH, END OF PERIOD                                            $     5,892    $     1,600
                                                               ===========    ===========

NON CASH INVESTING AND FINANCING ACTIVITIES:
Corporation acquired by issuance of common shares                     --      $   660,000
Corporation divested by cancellation of common shares                            (660,000)
Shares issued in satisfaction of other obligations                                 72,500
Shares issued pursuant to conversion of loan note                     --          125,000
                                                               -----------    -----------

              The accompanying notes to financial statements are an
                       integral part of these statements.

                             INTERNET HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED


(1)  Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1997 has been derived from audited financial statements at that date. In the opinion of management all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results which may be expected for the year ended December 31, 1998. For further information refer to the financial statements and footnotes thereto for the year ended December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Sources of Capital

As of March 31, 1998, Internet Holdings, Inc. (the "Company" or "Registrant") had current assets of $25,892 as compared to $(16) as of March 31, 1997 and $35,600 as of December 31, 1997.

At this time the Company had outstanding loans totaling $237,780. Formal demand had not been made on this liability but were it to be made the Company would have been unable to pay. This liability has now been settled as part of the settlement of legal proceedings effected in November 1999.

Further funding will be necessary for the Company to continue its development. On October 27, 1999 the Company filed a Form 8-K setting out a contingent acquisition which, if consummated, would provide the Company with $2,160,000 in cash and liquid securities. This agreement is conditional on the settlement of all outstanding litigation, the filing of outstanding periodic and annual reports under the Securities Exchange Act of 1934, as amended, and the maintenance of the Company's quotation on the OTC - Bulletin Board.

Results of Operations

Following the divestiture of the Company's operating subsidiary Chiron Systems Ltd. ("CSL"), in December 1997, the Company has no operations.

The Company continued to attempt to negotiate a settlement with regard to its indebtedness and threatened legal proceedings. This was eventually settled in November 1999.

During the period the Company was unable to negotiate such a settlement.

The Company does not currently have funds to pursue any other business opportunities.

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

The Company was engaged in defending itself against legal proceedings with joint venture partners during the period. This was settled in November 1999 as reported in Form 10-KSB filing for December 31, 1997.

Item 6. Exhibits and Reports on Form 8-K

     a)   Exhibits - None

     b) The Registrant did not file any reports of Form 8-K for events which occurred during the three month period ended March 31, 1998.

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