Form 10QSB
period 1998-09-30
INTERNET HOLDINGS INC
filed 1999-12-14
CIK 1001601

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                  Yes  ___   No  _X_

       The number of shares outstanding of the Issuer's common stock as of
                        September 30, 1998 was 2,119,470

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                                  BALANCE SHEET
                                 SEPTEMBER, 1998


                                                          September 30,  December 31
                                                          -------------  -----------
                                                             1998            1997
                                                          -----------    -----------
                                                          (Unaudited)      (Note 1)
                                     ASSETS
CURRENT ASSETS
     Cash                                                         634          1,600
     Other receivable                                            --           34,000
                                                          -----------    -----------
     Total Current assets                                         634         35,600
                                                          -----------    -----------

                                                          $       634    $    35,600
                                                          ===========    ===========

                                 LIABILITIES AND
                              STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                   $     8,385    $    20,380
                                                          -----------    -----------

               Total current liabilities                        8,385         20,380
                                                          -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 2,119,470 shares issued and outstanding         2,119          2,119
  Additional paid-in capital                                5,723,560      5,723,560
  Accumulated deficit                                      (5,733,430)    (5,710,459)
                                                          -----------    -----------

               Total stockholders' equity                      (7,751)        15,220
                                                          -----------    -----------

                                                          $       634    $    35,600
                                                          ===========    ===========




                 The accompanying notes to financial statements
                    are an integral part of this statement.

                             INTERNET HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                            Three Months     Nine Months      Twelve Months
                                            ------------     -----------      -------------
                                            Ended Sept 30    Ended Sept 30  Ended December 31
                                               1998             1998              1997
                                            ------------------------------------------------
REVENUES                                      $         5    $        78    $     3,813

EXPENSES                                            2,771         23,049        130,974
                                              -----------------------------------------

          Loss from continuing operations          (2,766)       (22,971)      (127,161)

LOSS FROM DISCONTINUED OPERATIONS                    --             --       (2,359,612)
                                              -----------------------------------------

          Net loss                            $    (2,766)   $   (22,971)   $(2,486,773)
                                              =========================================

PER SHARE DATA:

          Loss from continuing operations     $     (0.00)   $     (0.01)   $     (0.70)
                                              =========================================

          Loss from discontinued operations   $      --      $      --      $     (1.30)
                                              =========================================

          Net loss                            $     (0.00)   $     (0.01)   $     (1.37)
                                              =========================================

          Weighted average number of common
            shares outstanding                  2,119,470      2,119,470      1,813,706
                                              =========================================


              The accompanying notes to financial statements are an
                       integral part of these statements.

                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                              Three Months     Nine Months     Twelve Months
                                                              Ended Sept 30    Ended Sept 30  Ended December 31
                                                                 1998             1998            1997
                                                             -------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $    (2,766)   $   (22,971)   $(2,486,773)
Adjustments to reconcile net loss to net cash
  used by continuing operations:
    Loss from discontinued operations                                 --             --        2,359,612
    Operating expenses satisfied by issuance of common stock          --
    (Increase)/Decrease in accounts receivable                        --             --
    Increase (decrease) in accounts payable
      and accrued expenses                                            --          (11,996)       (87,239)
    (Increase)/Decrease in other receivables                          --           34,000        (34,000)
    Increase in other liabilities                                     --             --
                                                                ----------------------------------------

      Net cash provided/(used) by operating activities              (2,766)          (966)      (248,400)
                                                                ----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Shares issued in orivate placement                                    --             --        2,375,000
Proceeds from convertible loan note                                   --             --          125,000
                                                                ----------------------------------------

       Net cash provided by financing activities                                               2,500,000
                                                                ----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in joint venture                                                                   (2,250,000)
                                                                ----------------------------------------

       Net cash provided by investing activities                                              (2,250,000)
                                                                ----------------------------------------

NET INCREASE (DECREASE) IN CASH                                     (2,766)          (966)         1,600

CASH, BEGINNING OF PERIOD                                            3,400          1,600           --
                                                                ----------------------------------------

CASH, END OF PERIOD                                            $       634    $       634    $     1,600
                                                               =========================================

NON CASH INVESTING AND FINANCING ACTIVITIES:
Corporation acquired by issuance of common shares                                            $   660,000
Corporation divested by cancellation of common shares                                           (660,000)
Shares issued in satisfaction of other obligations                                                72,500
Shares issued pursuant to conversion of loan note                                              12,500.00
                                                                ----------------------------------------



              The accompanying notes to financial statements are an
                       integral part of these statements.

                             INTERNET HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED


(1)  Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1997 has been derived from audited financial statements at that date. In the opinion of management all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results which may be expected for the year ended December 31, 1998. For further information refer to the financial statements and footnotes thereto for the year ended December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Sources of Capital

As of September 30 1998, Internet Holdings, Inc. (the "Company" or "Registrant") had current assets of $634 as compared to $(197) as of September 30, 1997 and $35,600 as of December 31, 1997.

At this time the Company had outstanding loans totaling $289,425. Formal demand had not been made on this liability but were it to be made the Company would have been unable to pay. This liability has now been settled as part of the settlement of legal proceedings effected in November 1999.

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

The Company continued to attempt to negotiate a settlement with regard to its indebtedness and legal proceedings. This was eventually settled in November 1999.

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

Item 6. Exhibits and Reports on Form 8-K

     a)   Exhibits - None

     b) The Registrant did not file any reports on Form 8-K for events which occurred during the nine month period ended September 30, 1999.

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