Form 10KSB
period 1998-12-31
INTERNET HOLDINGS INC
filed 1999-12-14
CIK 1001601

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

State issuer's revenue for its most recent
fiscal year:                                                 $ 79


State the aggregate  market value of the
voting  stock  held  by   non-affiliates
computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60
days:                                              $4,503,873 as of
                                                   December 30, 1998


State the  number of shares  outstanding
of each of the  Registrant's  classes of
common   equity   as   of   the   latest           2,119,470 shares as of
practicable date:                                  December 31, 1998

                                     PART I

Item 1.   Description of Business

     Internet Holdings, Inc. (the "Company" or the "Registrant") had no operations during this reporting period, following the divestiture of the Company's only operating subsidiary Chiron Systems Ltd. ("CSL") with effect from December 19, 1997; pursuant to the acquisition agreement dated May 22, 1997. The structure of the divestiture was that the Company delivered to certain shareholders of the Company who had previously owned CSL all the outstanding shares in CSL. The CSL shareholders returned to the Company the shares held by them pursuant to the acquisition agreement.

     On July 28, 1998, CSL's creditors placed CSL into involuntary liquidation. As a result of the collapse and insolvency of CSL, the Company was advised by its lawyers that any rights it may have had under the acquisition agreement against CSL were not worth pursuing because even if a judgment were obtained, there was no prospect of any payment being made to the Company.

     As a result of this divestiture and the failure of CSL, the Company was unable to deliver products and technology as contracted under agreements with its joint venture partners. This failure led to legal proceedings. The Company countercharged that the assets purchased by it from its joint venture partners had not been effectively transferred. During the period September 1997 to October 1999 the Company was unable to raise funds to develop its business, unable to settle the outstanding litigation relating to its joint ventures and had its indebtedness been demanded the Company would have been unable to repay. In November 1999, the Company finally settled these legal proceedings and entered into a comprehensive settlement agreement. The adjudication of this matter enabled the Company to move forward. By this agreement the Company agreed not to pursue claims against certain assets purchased from the joint venture partners, the joint venture partners agreed not to pursue claims against the Company for alleged negligence and breach of contract and the Company was released from debts totaling approximately $300,000. This resulted in a net write off to the Company of $1.9 million.

     Following  the  planned  appointment  of  additional   management  and  the
settlement of the legal proceedings the Company can now proceed to rebuild its business.

     Marketing

The Company had no sales during the year.

     Employees

None

Item 2.   Description of Property

     During the year, the Company did not maintain offices. A mailing address and facility for meetings is maintained at the offices of the Company's legal counsel Beckman, Millman & Sanders, LLP.


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

     The continuing defense against legal proceedings meant that the Company was unable to raise funds to continue its business.


Item 4.   Submission of matters to a Vote of Security Holders

None

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

     The Company's Common Stock has been traded on the Over-The-Counter Bulletin Board (OTC - Bulletin Board) since July 22, 1977 and is currently traded under the symbol "HTTP". The following are reported high and low quotations for the Company's Common Stock for the periods indicated and do not include dealer mark ups, mark downs or commissions nor do they represent actual sale prices:

                                    Low                       High
First Quarter 1998                  3/32                      5/16
Second Quarter 1998                 3/8                       3/8
Third Quarter 1998                  5/32                      5/8
Fourth Quarter 1998                 1/8                       2 1/8


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Sources of Capital

     As of December 31, 1998, the Registrant had current assets of $271 as compared to $35,600 as of December 31, 1997. On October 27, 1999 the Company filed a Form 8-K setting out a contingent acquisition, which, if consummated, would provide the Company with $2,160,000 in cash and liquid securities. This agreement is conditional on the settlement of all outstanding litigation, the filing of outstanding periodic and annual reports under the Securities Exchange Act of 1934, as amended, and the maintenance of the Company's quotation on the OTC - Bulletin Board.

Results of Operations

     The Company had no operations during the period.

Item 7.   Financial Statements

Attached.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

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

     Lewis M. Klee, aged 44, served as a Director of the Company beginning on September 30, 1996. Although Mr. Klee no longer holds this position, he still serves as Secretary of the Company. On August 1, 1996 Mr. Klee became the Managing Partner of the Law Office of Lewis M. Klee Esq., prior to this he was of counsel to the Law Office of Steven A. Sanders P.C.


Item 10.  Executive Compensation

     Mr. Wilkes was paid $12,178 in consultancy fees during the period.


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

                                         Number of Common shares
Name                                     Beneficially owned              Percent

Christopher J. Wilkes                         253,304                    11.9%
President & Director
22 Parrotts Field
Hoddesdon
Heretfordshire EN11 OQU
United Kingdom

Lewis M. Klee                                  25,000                    1.2%
Secretary
The Law Office of Lewis M. Klee,
40 Exchange Place, 8th Floor
New York, NY 10005


All executive officers and directors
As a group:                                   278,304                    13.1%

Item 12.  Certain Relationships and Related Transactions

None


Item 13.  Exhibits and Reports on Form 8-K

None filed this quarter.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Internet Holdings, Inc.

Date: December 13, 1999                     By: /s/ Christopher J. Wilkes
                                                -------------------------
                                                    Christopher J. Wilkes
                                                    President

                             INTERNET HOLDINGS, INC.
                              FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1998 and 1997
                         TOGETHER WITH AUDITORS' REPORT

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Internet Holdings, Inc.:

     We have audited the accompanying balance sheet of Internet Holdings, Inc. (the "Company"), as of December 31, 1998, and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, with respect to the 1998 financial statements, the financial statements referred to above present fairly, in all material respects, the financial position of Internet Holdings, Inc. as of December 31, 1998, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles. We were unable to audit the financial statements of Chiron Systems Ltd. (a former wholly-owned subsidiary of the Company in England, the "Subsidiary") for the period from May 22, 1997 to December 19, 1997. Furthermore, we were unable to audit certain joint venture transactions in Asia and Africa during the year ended December 31, 1997. The activities of the Subsidiary and joint ventures comprised substantially all of the Company's operations during the year ended December 31, 1997. Because of the significance of the operations of the Company's Subsidiary and joint ventures which we were unable to audit, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the 1997 financial statements.

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


                                                      /s/ CALLAGHAN NAWROCKI LLP
                                                      --------------------------
                                                      CALLAGHAN NAWROCKI LLP

Melville, New York
December 13, 1999

                             INTERNET HOLDINGS, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 1998




                                     ASSETS

CURRENT ASSETS:
  Cash                                                  $       271
                                                        -----------

       Total current assets                                     271
                                                        -----------
                                                        $       271
                                                        ===========

                                 LIABILITIES AND
                              STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                 $    13,520
                                                        -----------

               Total current liabilities                     13,520
                                                        -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value, 50,000,000 shares
  authorized, 2,119,470 shares issued and outstanding         2,119
  Additional paid-in capital                              5,723,560
  Accumulated deficit                                    (5,738,928)
                                                        -----------

               Total stockholders' deficit                  (13,249)
                                                        -----------

                                                        $       271
                                                        ===========


              The accompanying notes to financial statements are an
                        integral part of this statement.

                                        INTERNET HOLDINGS, INC.
                                       STATEMENTS OF OPERATIONS
                            FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                        1998            1997
                                                    -----------     -----------

REVENUES                                            $        79     $     3,813

EXPENSES                                                 28,548         130,974
                                                    -----------     -----------

          Loss from continuing operations               (28,469)       (127,161)

LOSS FROM DISCONTINUED OPERATIONS                          --        (2,359,612)
                                                    -----------     -----------

          Net loss                                  $   (28,469)    $(2,486,773)
                                                    ===========     ===========


PER SHARE DATA:

          Loss from continuing operations           $     (0.01)    $     (0.07)
                                                    ===========     ===========

          Loss from discontinued operations         $      --       $     (1.30)
                                                    ===========     ===========

          Net loss                                  $     (0.01)    $     (1.37)
                                                    ===========     ===========

          Weighted average number of common
            shares outstanding                        2,119,470       1,813,706
                                                    ===========     ===========


              The accompanying notes to financial statements are an
                       integral part of these statements.

                             INTERNET HOLDINGS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                            Common Stock             Additional                        Total
                                                    ---------------------------       Paid-In       Accumulated     Stockholders'
                                                       Shares          Amount         Capital         Deficit      Equity (Deficit)
                                                    -----------     -----------     -----------     -----------    ---------------
BALANCE, JANUARY 1, 1997                              1,697,858     $     1,698     $ 3,151,481     $(3,223,686)    $   (70,507)

8 to 1 reverse stock split                           (1,484,603)         (1,485)          1,485            --              --
Shares issued pursuant to acquisition                 2,640,313           2,640         657,360            --           660,000
Shares issued in satisfaction of obligations            150,000             150          37,350            --            37,500
2 to 1 reverse stock split                           (1,501,180)         (1,501)          1,501            --              --
Shares issued in private placement                    1,483,935           1,484       2,373,516            --         2,375,000
Shares issued pursuant to conversion
  of loan note                                          250,000             250         124,750            --           125,000
Shares cancelled pursuant to divestiture             (1,320,157)         (1,320)       (658,680)           --          (660,000)
Shares issued in satisfaction of obligations            203,304             203          34,797            --            35,000
Net loss for the year                                      --              --              --        (2,486,773)     (2,486,773)
                                                    -----------     -----------     -----------     -----------     -----------

BALANCE, DECEMBER 31, 1997                            2,119,470           2,119       5,723,560      (5,710,459)         15,220

Net loss for the year                                      --              --              --           (28,469)        (28,469)
                                                    -----------     -----------     -----------     -----------     -----------

BALANCE, DECEMBER 31, 1998                            2,119,470     $     2,119     $ 5,723,560     $(5,738,928)    $   (13,249)
                                                    ===========     ===========     ===========     ===========     ===========


             The accompanying notes to financial statements are an
                       integral part of these statements.

                             INTERNET HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                  1998                     1997
                                                               -----------              -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $   (28,469)             $(2,486,773)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Loss from discontinued operations                                 --                  2,359,612
    (Increase) decrease in other receivable                         34,000                  (34,000)
    Decrease in accounts payable
      and accrued expenses                                          (6,860)                 (87,239)
                                                               -----------              -----------

      Net cash used by operating activities                         (1,329)                (248,400)
                                                               -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Shares issued in private placement                                    --                  2,375,000
Proceeds from convertible loan note                                   --                    125,000
                                                               -----------              -----------

      Net cash provided by financing activities                       --                  2,500,000
                                                               -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint venture                                           --                 (2,250,000)
                                                               -----------              -----------

      Net cash used by investing activities                           --                 (2,250,000)
                                                               -----------              -----------

NET INCREASE (DECREASE) IN CASH                                     (1,329)                   1,600

CASH, BEGINNING OF YEAR                                              1,600                     --
                                                               -----------              -----------

CASH, END OF YEAR                                              $       271              $     1,600
                                                               ===========              ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Corporation acquired by issuance of common shares              $      --                $   660,000
Corporation divested by cancellation of common shares                 --                   (660,000)
Shares issued in satisfaction of other obligations                    --                     72,500
Shares issued pursuant to conversion of
  loan note                                                           --                    125,000


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

     The Company presently has no revenue producing operations or activities and has suffered recurring operating losses from operations. Management's plans include seeking an acquisition candidate in the internet and related technology fields. In connection with such a transaction, which, similar to the Company's previous mergers will actually be a reverse acquisition, the Company may seek to raise proceeds from the sale of its securities. On October 27, 1999 the Company filed a Form 8-K setting out a contingent acquisition which, if consummated, would provide the Company with $2,160,000 in cash and liquid securities. This agreement is conditional on the settlement of all outstanding litigation, the filing of outstanding reports and the maintenance of the Company's quotation on the OTC - Bulletin Board.

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

     Comprehensive income -

     Other than net income, the Company has no items of comprehensive income as defined by generally accepted accounting principles.

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

     In conjunction with its ownership of CSL, the Company entered into joint ventures in Asia and West Africa for the delivery of products and services being developed by CSL. During the year ended December 31, 1997, the Company invested $2,250,000 in certain assets purchased from joint venture partners. As a result of the failure of CSL to develop the requisite products and technology, and the corresponding divestiture of CSL, the Company became engaged in various legal proceedings with its joint venture partners. In October 1999, a comprehensive settlement agreement was reached by the Company with its joint venture partners. By this agreement, the Company agreed not to pursue claims against certain assets purchased from the joint venture partners, the joint venture partners agreed not to pursue claims against the Company relating to negligence and breach of contract and the Company was released from debts totaling $252,029. This resulted in a net write-off to the Company of $1,997,971, which is reflected as a loss from discontinued operations for the year ended December 31, 1997.

(4)  Accounts payable and accrued liabilities

     As of December 31, 1998, accounts payable and accrued liabilities consist primarily of obligations for legal and professional fees.

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

(6)  Income taxes

     The income tax provision is summarized as follows for the years ended December 31, 1998 and 1997:


                                          Year Ended               Year Ended
                                       December 31, 1998       December 31, 1997
                                       -----------------       -----------------

Federal                                      $--                      $--
State and local                               --                       --
                                             ----                     ----
      Total                                  $--                      $--
                                             ====                     ====

Statutory rates of income tax                  40%                      43%
Income tax effect related to the
  following items:

Net operating losses                          (40)                     (43)
                                             ----                     ----
      Total                                   --                       --
                                             ====                     ====

Effective rate of income tax                    0%                       0%
                                             ====                     ====

     The Company has net operating loss carryforwards to offset future taxable income of approximately $5 million expiring in the years 2009 through 2013. As it is not more likely than not that the resulting deferred tax benefits will be realized, a valuation allowance has been recognized for such deferred tax assets.

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

(8)  Legal proceedings and subsequent events

     During  the  period   subsequent  to  December  31,  1998,   various  legal
     proceedings were settled. Reference is made to Note 3 for details as to such resolution.