Form 10QSB
period 1999-09-30
INTERNET HOLDINGS INC
filed 1999-12-14
CIK 1001601

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                           Yes   ___          No    _X_


       The number of shares outstanding of the issuer's common stock as of
                        September 30, 1999 was 2,119,470

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

 (See attached)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Sources of Capital

As of September 30 1999, Internet Holdings, Inc. (the "Company" or "Registrant") had current assets of $21 as compared to $634 as of September 30, 1998 and $271 as of December 31, 1997.

Further funding will be necessary for the Company to continue its development. On October 27, 1999 the Company filed a Form 8-K setting out a contingent acquisition which, if consummated, would provide the Company with $2,160,000 in cash and liquid securities. This agreement is conditional on the settlement of all outstanding legal proceedings, the filing of outstanding periodic and annual reports under the Securities Exchange Act of 1934, as amended, and the maintenance of the Company's quotation on the OTC - Bulletin Board.

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



Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

     a)   Exhibits - None

     b) The Registrant did not file any reports on Form 8-K for events which occurred during the nine months ended September 30, 1999.

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

                                            Internet Holdings, Inc.

Date: December 13, 1999                     /s/ Christopher Wilkes
                                            ----------------------
                                            Christopher J. Wilkes
                                            President

                             INTERNET HOLDINGS, INC.
                                  BALANCE SHEET
                                 SEPTEMBER, 1999


                                                         September 30,   December 31
                                                          -----------    -----------
                                                             1999           1998
                                                          -----------    -----------
                                                          (Unaudited)      (Note 1)
                               ASSETS
CURRENT ASSETS
     Cash                                                          21            271
     Other receivable                                            --             --
                                                          -----------    -----------
     Total Current assets                                          21            271
                                                          -----------    -----------

                                                          $        21    $       271
                                                          ===========    ===========


                                 LIABILITIES AND
                              STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                   $    13,520    $    13,520
                                                          -----------    -----------

               Total current liabilities                       13,520         13,520
                                                          -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 2,119,470 shares issued and outstanding         2,119          2,119
  Additional paid-in capital                                5,723,560      5,723,560
  Accumulated deficit                                      (5,739,178)    (5,738,928)
                                                          -----------    -----------

               Total stockholders' equity                     (13,499)       (13,249)
                                                          -----------    -----------

                                                          $        21    $       271
                                                          ===========    ===========



              The accompanying notes to financial statements are an
                        integral part of this statement.
                                       F-1

                             INTERNET HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                    Three Months           Nine Months         Twelve Months
                                                   -------------         -------------     -----------------
                                                   Ended Sept 30         Ended Sept 30     Ended December 31
                                                            1999                  1999                  1998
                                                ------------------------------------------------------------
REVENUES                                             $      --             $      --             $        79

EXPENSES                                                       1                   250                28,548
                                                ------------------------------------------------------------

          Loss from continuing operations                     (1)                 (250)              (28,469)

LOSS FROM DISCONTINUED OPERATIONS                           --                    --                    --
                                                ------------------------------------------------------------

          Net loss                                   $        (1)          $      (250)          $   (28,469)
                                                ============================================================


PER SHARE DATA:

          Loss from continuing operations            $     (0.00)          $     (0.00)          $     (0.01)
                                                ============================================================

          Loss from discontinued operations          $      --             $      --             $      --
                                                ============================================================

          Net loss                                   $     (0.00)          $     (0.00)          $     (0.01)
                                                ============================================================

          Weighted average number of common
            shares outstanding                         2,119,470             2,119,470             2,119,470
                                                ============================================================




              The accompanying notes to financial statements are an
                       integral part of these statements.
                                       F-2

                             INTERNET HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                      Three Months           Nine Months        Twelve Months
                                                                     Ended Sept 30         Ended Sept 30    Ended December 31
                                                                              1999                  1999                 1998
                                                                 ------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $     (1)             $   (250)             $(28,469)
Adjustments to reconcile net loss to net cash
  used by continuing operations:
    Loss from discontinued operations                                        --                    --                    --
    Operating expenses satisfied by issuance of common stock                 --
    (Increase)/Decrease in accounts receivable                               --                    --
    Increase (decrease) in accounts payable
      and accrued expenses                                                   --                    --                  (6,860)
    (Increase)/Decrease in other receivables                                 --                    --                  34,000
    Increase in other liabilities                                            --                    --
                                                                 ------------------------------------------------------------

      Net cash provided/(used) by operating activities                         (1)                 (250)               (1,329)
                                                                 ------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
Shares issued in orivate placement                                           --                    --                    --
Proceeds from convertible loan note                                          --                    --                    --
                                                                 ------------------------------------------------------------

       Net cash provided by financing activities                             --
                                                                 ------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in joint venture                                                  --
                                                                 ------------------------------------------------------------

       Net cash provided by investing activities                             --
                                                                 ------------------------------------------------------------


NET INCREASE (DECREASE) IN CASH                                                (1)                 (250)               (1,329)

CASH, BEGINNING OF PERIOD                                                      22                   271                 1,600
                                                                 ------------------------------------------------------------

CASH, END OF PERIOD                                                      $     21              $     21              $    271
                                                                 ============================================================

NON CASH INVESTING AND FINANCING ACTIVITIES:
Corporation acquired by issuance of common shares                                                                    $   --
Corporation divested by cancellation of common shares                                                                    --
Shares issued in satisfaction of other obligations                                                                       --
Shares issued pursuant to conversion of loan note                                                                        --

                                                                 ------------------------------------------------------------



              The accompanying notes to financial statements are an
                       integral part of these statements.
                                       F-3

                             INTERNET HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED


(1)  Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1998 has been derived from audited financial statements at that date. In the opinion of management all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results which may be expected for the year ended December 31, 1999. For further information refer to the financial statements and footnotes thereto for the year ended December 31, 1998.