Form 10KSB
period 1999-12-31
INTERNET HOLDINGS INC
filed 2000-03-30
CIK 1001601

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                         Commission file number: 0-26886

                             INTERNET HOLDINGS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                     UTAH                                       13-3758042
(State or other jurisdiction of incorporation)                (IRS Employer
                                                          Identification Number)

      16 Curzon Street, Mayfair, London,                         W1Y 7FF
                United Kingdom                                  (Zip Code)
   (Address of principal executive offices)

     Registrant's Telephone Number, Including Area Code: 011 44 171 409 1600

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered: None               Name of each exchange on
                                                   which registered: None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, par value $0.001
                         ------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year: $10,971

State the aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant is approximately $106,575,345 as of March 24, 2000.

State the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date: 16,559,470 shares of the registrant's common stock are issued and outstanding as of March 24, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424 (b) or
(c) of the Securities Act of 1933. None

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

Item 1.  Description of Business...........................................   4
Item 2.  Description of Property...........................................   7
Item 3.  Legal Proceedings.................................................   7
Item 4.  Submission of Matters to a Vote of Security Holders...............   7

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters..........   7
Item 6.  Management's Discussion and Analysis or Plan of Operation.........   9
Item 7.  Financial Statements..............................................  10
Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure..........................................  11

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons......  11
Item 10. Executive Compensation............................................  13
Item 11. Security Ownership of Certain Beneficial Owners and Management....  13
Item 12. Certain Relationships and Related Transactions....................  15
Item 13. Exhibits and Reports on Form 8-K..................................  15


                           Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," "plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

PART I

Item 1.   Description of Business.

A.   Business Development

Background

     Internet Holdings, Inc. is a Utah Corporation which was incorporated on March 8, 1977 (hereinafter, "Internet Holdings" or "the Company") under the name Trolley Enterprises, Inc. The Company is authorized to issue 50,000,000 shares of common stock, par value $0.001 per share. As of March 24, 2000, 16,559,470 shares of common stock and warrants to purchase 1,000,000 shares of common stock were issued and outstanding.

     Internet Holdings has not been subject to bankruptcy, receivership or any similar proceedings.

     Internet Holdings maintains its corporate offices at 16 Curzon Street, Mayfair, London, United Kingdom W1Y 7FF.

Acquisition and Divestiture of Chiron Systems Ltd.

     Pursuant to an acquisition agreement dated May 22, 1997, the Company acquired Chiron Systems Ltd. ("Chiron"), a developer of Integrated Services Digital Network (ISDN) related products. Subsequently, the Company decided to divest Chiron, such divestiture taking effect as of December 19, 1997. As a result of the divestiture of Chiron, the Company was unable to deliver products and technology as contracted under agreements with its joint venture partners. This failure led to legal proceedings against the Company. In November 1999, the Company settled these legal proceedings and entered into a comprehensive settlement agreement. Under the settlement agreement the Company agreed not to pursue claims against certain assets purchased from the joint venture partners, the joint venture partners agreed not to pursue claims against the Company for alleged negligence and breach of contract and the Company was released from debts totaling approximately $300,000. This resulted in a net write off to the Company of $1.9 million all of which was recorded on the books of the predecessor prior to the December 22, 1999 reverse acquisition.

Reverse Acquisition of the Company by Fairfax Equity Ltd.

     On October 27, 1999, the Company entered into a conditional Acquisition Agreement and Plan of Reorganization (the "Reorganization Agreement") with Fairfax Equity Ltd. ("Fairfax"), a holding company, and the stockholders of Fairfax whereby the Company would acquire all of the issued capital stock of Fairfax. The acquisition was contingent upon the completion by the Company of its audited financial statements, the filing of all outstanding reports required by the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the settlement of all outstanding legal proceedings. On December 22, 1999, all the conditions precedent to the Reorganization Agreement were met by the Company and, accordingly, the Company and Fairfax proceeded to implement the transactions contemplated by the Reorganization Agreement. Pursuant to this implementation, the Company issued a total of 8,640,000 shares of common stock to the shareholders of Fairfax in order to acquire 100% of the issued capital stock of Fairfax. These shares accounted for 80.3% of the issued share capital of the Company. The shareholders of Fairfax as a group thus acquired a majority of the shares issued and STG Holdings Plc ("STG"), the major shareholder of Fairfax, controlled 60.2% of the Company. STG is a publicly quoted English company whose shares are traded on the London Stock Exchange OFEX market. Simultaneously with the closing of the Reorganization Agreement, Stefan Allesch-Taylor, the Company's present President, Chief Executive Officer and Director, Nicholas Thistleton, the Company's present Chief Technical Officer and Director, and Sir Euan Calthorpe, the Company's present Director were appointed to the Board of Directors.

B.   Current Business Operations

General

     Internet Holdings intends to make strategic acquisitions in Internet and Internet related businesses in Europe, the United States and other regions as these markets expand. These acquisitions will be effected through the purchase of both minority and majority interests, joint ventures, partnerships and alliances. It is anticipated that the Company will take an active role in the management and development of the acquired companies, adding financial and management resources to the companies in which it invests. It is anticipated that Internet Holding's collaborative network will enable a mutual leveraging of resources that will enhance the long-term market potential of its companies and create value for the Company's shareholders. To date, Internet Holdings has raised $4.95 million, net of expenses, pursuant to a Regulation S offering of 5,000,000 common shares to pursue its investing strategy.

Competition

     The Company will face competition from other capital providers including publicly-traded Internet companies, venture capital companies and large corporations. Many of these competitors have greater financial resources and brand name recognition than the Company. These competitors may limit the Company`s opportunity to acquire interests in other attractive Internet and Internet related companies. If the Company cannot acquire interests in such companies on reasonable terms, the business strategy of creating a collaborative network of Internet companies may not succeed.

     The Company's Internet investments will compete in the electronic technology and Internet service arenas, specifically e-commerce businesses. The market for Internet products and services is rapidly evolving and highly competitive. Although Internet Holdings believes that the diverse segments of the Internet market will provide opportunities for more than one supplier of products and services similar to those of the Company's prospective Internet investments, it is possible that a single supplier may dominate one or more market segments. The Company believes the principal competitive factors in this market are name recognition, performance, ease of use, variety of value-added services, functionality and features and quality of support. It is anticipated that competitors will include a wide variety of companies and organizations, including Internet software, content, service and technology companies, telecommunication companies, cable companies and equipment/technology suppliers. Once fully operational, a number of the Company's competitors will have greater financial, technical and marketing resources than the Company.

Employees

     As of March 24, 2000, Internet Holdings had 5 employees, of which all are full-time employees.

C.   Offer to Acquire Radical Technology Plc

     On March 3, 2000, the Company offered to acquire all of the issued and outstanding shares of Radical Technology Plc ("RadTech") in a stock-for-stock transaction valued at approximately $12 million (the "Offer"). Pursuant to the Offer, Internet Holdings has offered 50 shares of common stock of the Company (the "Exchange Stock") for every 143 shares of capital stock of RadTech. Assuming full acceptance of the offer, 1,281,714 shares of the Company will be issued then constituting approximately 7.7% of the Company's outstanding shares. The Exchange Stock will not be registered under the Securities Act of 1933, as amended (the "Securities Act"). However, as a condition of the Offer, within twelve months from the date of issue of the Exchange Stock, the Company shall file a registration statement with the Securities and Exchange Commission (the "Commission") covering the Exchange Stock. Furthermore, during this twelve month period, the Company shall not file a registration statement covering any shares held by STG Holdings Plc, the 39% shareholder of the Company. To date, shareholders holding approximately 57% of the RadTech shares have irrevocably undertaken to accept the Offer. However, no assurance can be given that the transactions contemplated by the Offer will close.

     RadTech is a publicly quoted English company whose shares are traded on the London Stock Exchange OFEX market. RadTech is a computer software developer, business systems integrator and package software supplier. The majority of its current products and services are Internet/Intranet related, primarily utilizing Microsoft(R) development tools. The Company's management believes that the acquisition of RadTech represents the first step in its strategy of investing in, partnering and acquiring businesses involved in the Internet, business e-commerce and telephony. Furthermore, management expects that RadTech will form the core technical base in Europe for the Company's Internet, e-commerce and software development activities and the experience and expertise of the management team at RadTech will substantially assist the Company in achieving its goals.

Item 2.   Description of Property.

     The Company maintains its corporate offices at 16 Curzon Street, Mayfair, London, United Kingdom W1Y 7FF (the "Office"). The Office is comprised of 3,174 square feet. The lease expires June 24, 2006. The Company is currently exploring the prospect of leasing additional office space in New York, Paris and Munich.

Item 3.   Legal Proceedings.

     No material legal proceedings to which the Company (or any officer or director of the Company, or any affiliate or owner of record or beneficially of more than five percent of the common stock, to management's knowledge) is a party or to which the property of the Company is subject is pending, and no such material proceeding is known by management of the Company to be contemplated.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders during the fourth quarter of 1999.


PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

Market Information

     As of July 22, 1977, the prices for the shares of the Company's common stock have been quoted on the "OTC-Bulletin Board," maintained by the National Association of Securities Dealers, Inc. The common stock is presently trading under the symbol "HTTP".

     The following table sets forth the range of high and low bid information for Internet Holdings common stock for each quarter within the last two fiscal years. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

                                   1999                          1998
                               Bid Prices($)                 Bid Prices($)
                            --------------------          --------------------
Period                       High          Low             High          Low
------                      -------      -------          ------       -------

First Quarter.............   1.75        0.1875           0.3125       0.09375

Second Quarter............    0.5         0.25            0.3125         0.25

Third Quarter.............  0.40625      0.15625          0.3125       0.15625

Fourth Quarter............    4.75       0.15625           1.125        0.0625


Holders

     On March 24, 2000, there were 790 holders of record of Internet Holdings common stock.

Dividends

     The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain earnings, if any, to support its growth strategy and does not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion.

Recent Sales of Unregistered Securities

     On October 25, 1999, the Company raised $50,000 through the issuance of a Convertible Loan Note (the "Note") to Palamon (Gestion) S.A. The Note was offered pursuant to an exemption from registration under Regulation S promulgated under the Securities Act. The purpose of this funding was to enable the Company to file all outstanding reports required by the Exchange Act, and to search for suitable acquisition candidates in the Internet related fields. The Note bore interest at 5.5% per annum. The Note was converted by the Note holder into 200,000 shares of common stock in the Company at the rate of $0.25 per share on January 24, 2000.

     On December 22, 1999, the Company entered into an annual consulting agreement with Oxford Capital, Inc. Payment was made by the issuance of 600,000 shares of common stock at the weighted average rate of $0.375 per share. Such shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

     On January 6, 2000, the Company entered into an underwriting agreement (the "Underwriting Agreement") with Panther Capital Ltd. ("Panther") to sell shares of common stock and warrants of the Company pursuant to an exemption from registration under Regulation S promulgated under the Securities Act. Under the Underwriting Agreement, the Company sold 5,000,000 shares of its common stock, par value $0.001 (the "Panther Shares"), at a price of $1.00 per share to certain sub-underwriters named in the Underwriting Agreement, for whom Panther acted as lead underwriter. In consideration for such underwriting, Panther received warrants to purchase up to 1,000,000 shares of common stock of the Company (the "Warrants"). The Warrants are exercisable at $1.00 per share if exercised within one year of the date of the first closing of the Agreement which occurred on January 28, 2000 (the "First Closing") and at a price of $10.00 per share if exercised within two years of the date of the First Closing. Warrants which have not been exercised before the second anniversary of the First Closing will expire automatically.

     Under the Underwriting Agreement, a registration statement covering 25% of the Panther Shares will be prepared by the Company under the Securities Act and will be filed with the Commission within 90 days of the completion of the offering of the Panther Shares (the "Registration Statement"). Prior to and during the period of 120 days after the Registration Statement is declared effective by the Commission, the Company has agreed not, without prior written consent of Panther, to issue, offer, sell, or grant options to purchase or otherwise dispose any of the Company's equity securities or any other securities convertible into or exchangeable for its common stock or other equity security, other than pursuant to transactions already disclosed to Panther. Additionally, for a period of 180 days after the first date that any of the Panther Shares are released for sale to the public, the officers and directors of the Company have agreed not to directly or indirectly sell or offer to sell or otherwise dispose any of their shares of common stock of the Company or any right to acquire any such shares without the prior written consent of Panther.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

     The Company intends to make strategic acquisitions in Internet and Internet related businesses in Europe, the United States and other regions as these markets expand. These acquisitions will be effected through the purchase of both minority and majority interests, joint ventures, partnerships and alliances. It is anticipated that the Company will provide value added services for portfolio companies including, technical resources, incubator facilities, pan-European localization, management team recruitment and appointment of a board of directors, and uniting them into a network of e-commerce companies. It is anticipated that Internet Holding's collaborative network will enable a mutual leveraging of resources that will enhance the long-term market potential of its companies and create value for the Company's shareholders.

     On March 3, 2000 the Company offered to acquire all of the issued and outstanding shares of Radical Technology Plc in a stock-for-stock transaction valued at approximately $12 million. The Company has received irrevocable acceptances from 57% of RadTech outstanding shares. RadTech's core products include: ReAD (Rapid e-Business Application Development) - a unique method that helps clients realize the benefits of e-business initiatives most effectively; RADNeT - a software framework with multi-level security for building, integrating and presenting Internet, Intranet and Extranet solutions; PLANNeT - a web-based multi-project management tool; DOCUNeT - a knowledge management system and Intranet in a Box - an easy intranet deployment tool. RadTech will provide part of a strategic integration to enhance the incubator infrastructure.

Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company had no operating activities in 1999. As of December 31, 1999, Internet Holdings had current assets of $702,068.

     At this time the Company had outstanding obligations of $135,591, of which $50,000 was a convertible loan note that was exercised on January 24, 2000. The purpose of the loan note was to enable the Company to file all outstanding reports required by the Exchange Act and to search for suitable acquisition candidates in the Internet related fields. The loan note bore interest at 5.5% per annum

     Internet Holdings is the successor consolidated entity formed by the reverse acquisition on December 22, 1999 by Fairfax Equity, Ltd. of Internet Holdings, Inc. Pursuant to the reverse acquisition, Fairfax's shareholders were issued 8,640,000 shares of the Company, then constituting 80.3% of outstanding common shares. At the time of acquisition, the majority stockholder of Fairfax represented the value of Fairfax`s cash and investment assets to be not less than $2,160,000. In the event that when the investment is realized, the net proceeds, together with cash at the date of acquisition, total less than $2,160,000, the majority stockholder of Fairfax has guaranteed to contribute additional cash to bring the total amount up to $2,160,000.

     On January 6, 2000, the Company entered into an underwriting agreement with Panther Capital Ltd. to sell shares of common stock and warrants of the Company pursuant to an exemption from registration under Regulation S promulgated under the Securities Act. Under this agreement, the Company sold 5,000,000 shares of its common stock at a price of $1.00. The Warrants are exercisable at $1.00 per share if exercised within one year of the date of the first closing of the Agreement which occurred on January 28, 2000 (the "First Closing") and at a price of $10.00 per share if exercised within two years of the date of the First Closing. Warrants which have not been exercised before the second anniversary of the First Closing will expire automatically.

     Further funding will be necessary for the Company to continue its plan of operations.

Item 7.   Financial Statements.

     In response to this Item, the information contained on pages 18 to 25 of this annual report for the year ended December 31, 1999 is incorporated herein by reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.


PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons.

     The following table sets forth the current officers and directors of Internet Holdings:

Name                             Age      Position
----                             ---      --------

Stefan Allesch-Taylor            30       President, Chief Executive Officer and
                                          Director

Jason E. Forsyth                 29       Chief Financial Officer

Nicholas Thistleton              30       Chief Technical Officer and Director

Sir Euan Calthorpe               34       Director


     Directors are elected in accordance with the Company's by-laws to serve until the next annual stockholders meeting and until their successors are elected in their stead. Internet Holdings does not currently pay compensation to directors for services in that capacity. Officers are elected by the Board of Directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the Board of Directors. There are no family relationships between any director or executive officer and any other director or executive officer of Internet Holdings.

     Stefan Allesch-Taylor has served as the Company's President, Chief Executive Officer and Director since December 22, 1999. Mr. Allesch-Taylor is also Chairman of the Board of STG Holdings Plc, a majority shareholder of the Company. Mr. Allesch-Taylor began his career as a stockbroker, becoming a Registered Representative of the London Stock Exchange in 1988. He has considerable commercial experience having served as a director of a wide variety of companies over the last 7 years. In April 1997, he was appointed Chief Executive of Worthing Premier Property Plc, a property investment company. Following a restructuring of management, the company was floated on the London OFEX market in December 1997. Upon admission to OFEX in December 1997, the company changed its name to STG Holdings Plc. and subsequently spearheaded the company's strategy to expand its business operations in real estate to become an investment company. In October 1999, he was appointed Non-Executive Director of Radical Technology Plc and was part of the management team that steered the company's successful Initial Public Offering and subsequent floatation on the London OFEX market. He is a board member of The Princes' Trust, a charity established by HRH Prince Charles, Prince of Wales, specifically to help young entrepreneurs with financial and practical assistance for their new businesses.

     Jason E. Forsyth, has served as the Company's Chief Financial Officer since February 9, 2000. Mr. Forsyth has eight years of experience in accounting and finance in both the United Kingdom and the United States. He has worked in a variety of industries including software, telephony and consumer products. He has extensive commercial and corporate strategy experience having worked at AT&T Wireless (formerly LA Cellular) and has been involved in corporate finance, seed financing, working capital fund raising and mezzanine financing for several years. From 1997 to 1998, Mr. Forsyth implemented statistical forecasting mechanisms to reduce overheard and improve sales planning for AT&T Wireless. From 1998 to 1999, he served as Director of Finance of Purely Cotton, Inc., a consumer products company, where he worked in debt and equity mezzanine financing. Mr. Forsyth has specialized in advising both start-up companies and more established businesses throughout the United States, Europe, and the Middle East. His most recent projects have focused exclusively on Internet and Internet related enterprises. Mr. Forsyth has passed the Certified Management Accountant
(CMA), Certified Financial Manager (CFM) and Certified Public Accountant (CPA) examinations. He gained a BSc (Honors) in Accountancy and Economics from Southampton University, England.

     Nicholas Thistleton has served as the Company's Chief Technical Officer and Director since December 22, 1999. Mr. Thistleton has been a technology consultant and analyst for 6 years. His project work for Spectrum Strategy Consultants included strategic reviews of various telecommunications, pay-TV and Internet markets in Europe and Asia for a series of large clients, and he was involved in tracking closely the development and impact of the Internet from its earliest years. More recently he advised QXL, the UK Internet auction house, on site implementation, supplier management and product strategy during its initial start-up phase. Mr. Thistleton has advised a number of Internet companies on site design and construction prior to their product launch. In addition, he has acted as technology advisor to STG Holdings Plc since 1997. Mr. Thistleton was a scholar at Winchester College and gained an MA (Honors) in French and Russian from Oxford University. He is fluent in French and conversational in Russian. He is highly computer literate, with proficiency in HTML and JavaScript.

     Sir Euan Calthorpe has served as the Company's Director since December 22, 1999. Sir Euan Calthorpe has been the principal of the private Calthorpe Estates group of companies for over 10 years. The core activity of this substantive group is real estate investment and development spanning a wide variety of assets from leisure to retail shopping centers and serviced offices. Utilizing significant financial and management expertise, the Group has diversified investments in publishing, e-commerce and B2B information technology companies. These investments have included a number of successful Internet and Telecommunications companies. He is a highly experienced private investor and has worked with a wide range of companies from start-ups to established public companies. He leads a team of professionals from offices in the United Kingdom and has a broad network of business connections both in Europe and the United States.

Item 10.  Executive Compensation.

     The following table summarizes calendar 1999 compensation for services in all capacities of the Company's executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                          Long-Term Compensation
                                      Annual Compensation                 Awards        Payouts

                                                                          Securities        LTIP          All Other
Name and Principal                              Salary         Bonus      Underlying       Payouts      Compensation
Position                              Year       ($)            ($)       Options (#)        ($)             ($)
--------                              ----      ------         -----      -----------      -------      ------------
Stefan Allesch-Taylor                 1999        0              0             0              0               0

Jason E. Forsyth                      1999        0              0             0              0               0

Nicholas Thistleton                   1999        0              0             0              0               0

Sir Euan Calthorpe                    1999        0              0             0              0               0

Christopher J. Wilkes(1)              1999        0              0             0              0               0

----------
(1) Christopher J. Wilkes served as the Company's President and Director from September 30, 1996 to January 10, 2000. He resigned from his positions with the Company as a result of the implementation of the Reorganization Agreement.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of March 24, 2000, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each director of the Company; (iii) each executive officer of the Company; and (iv) all executive officers and directors of the Company as a group.

                                           Number of Shares              Percentage of Common Equity
Name of Beneficial Owner                   Beneficially Owned(1)         Beneficially Owned(2)
------------------------                   ---------------------         ---------------------
STG Holdings Plc(3)                        6,480,000                     39.1%

T.H. Investments Ltd.(4)                   2,160,000                     13.0%

Stefan Allesch-Taylor(5)                   0                             0%

Jason E. Forsyth(6)                        25,000                        0.2%

Nicholas Thistleton(7)                     0                             0%

Sir Euan Calthorpe(8)                      0                             0%

Total Officers and Directors as a Group    25,000                        0.2%

----------
(1) Beneficial ownership is determined in accordance with the rules of the Commission. In general, a person who has voting power and/or investment power with respect to securities is treated as a beneficial owner of those securities. For purposes of this table, shares subject to the Warrants which are exercisable within 60 days of March 24, 2000 are considered as beneficially owned by the person holding such securities. To management's knowledge, except as set forth in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to the shares shown. Except as otherwise indicated, the address of each of the directors and executive officers in this table is as follows: Internet Holdings, Inc., 16 Curzon Street, Mayfair, London, United Kingdom W1Y 7FF.

(2) Percentage beneficially owned is based upon 16,559,470 shares of common stock issued and outstanding as of March 24, 2000 including 1,000,000 shares of common stock issuable upon exercise of the Warrants.

(3) The address for STG Holdings Plc is 16 Curzon Street, Mayfair, London, United Kingdom W1Y 7FF.

(4) The address for T.H. Investments Ltd. is Suite 2B, Centre Plaza, Main Street, Gibraltar.

(5) Stefan Allesch-Taylor is the Chief Executive Officer, President and Director of the Company. Mr. Allesch-Taylor is also the Chairman of the Board of Directors of STG Holdings Plc, a 39% shareholder of the Company. Mr. Allesch-Taylor is the beneficial owner of 2,576,236 STG Holdings Plc shares representing 47.5% of the outstanding capital.

(6)  Jason E. Forsyth is the Chief Financial Officer of the Company.

(7) Nicholas Thistleton is the Chief Technical Officer and a Director of the Company.

(8)  Sir Euan Calthorpe is a Director of the Company.

Item 12. Certain Relationships and Related Transactions.

     Since March 24, 1998, Internet Holdings has not been a party to any transaction or series of similar transactions in which the amount involved exceeded $60,000 and in which any director, executive officer, or holder of more than 5% of its common stock had or will have a direct or indirect material interest.

     All future transactions, including loans, if any, between Internet Holdings and its officers, directors and principal shareholders and their affiliates and any transactions between Internet Holdings and any entity with which its officers, directors or principal shareholders are affiliated will be subject to the approval of a majority of the Company's Board of Directors, including the majority of the independent and disinterested outside directors of the Board of Directors and must be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

Item 13. Exhibits and Reports on Form 8-K.

(a)  Exhibits


     EXHIBIT NO.      DESCRIPTION
     1.1              Underwriting Agreement between Internet Holdings and
                      Panther Capital Ltd., dated January 6, 2000(1)

     2.1 Acquisition Agreement and Plan of Reorganization between Internet Holdings, Fairfax Equity Ltd. and the stockholders of Fairfax Equity Ltd., dated October 28, 1999(2)

     3.1 Certificate of Incorporation of Internet Holdings and amendments thereto(3)

     3.2              By-Laws of Internet Holdings(4)

     4.1 Form of Convertible Loan Note issued to Palamon (Gestion) S.A., dated January 1999(5)

     21.1 Subsidiaries of the Registrant (Fairfax Equity Ltd. is a subsidiary of Internet Holdings)

     27.1             Financial Data Schedule


----------

(1) Underwriting Agreement between Internet Holdings and Panther Capital Ltd., dated January 6, 2000 is hereby incorporated herein by reference to the Company's Current Report on Form 8-K filed January 31, 2000.

(2) Acquisition Agreement and Plan of Reorganization between Internet Holdings, Fairfax Equity Ltd. And the stockholders of Fairfax Equity Ltd., dated October 28, 1999 is hereby incorporated herein by reference to the Company's Current Report on Form 8-K filed November 3, 1999.

(3) The Certificate of Incorporation of Internet Holdings and amendments thereto are hereby incorporated herein by reference to the Company's registration statement on Form 10-SB filed September 28, 1995.

(4) The By-Laws of Internet Holdings is hereby incorporated herein by reference to the Company's registration statement on Form 10-SB filed September 28, 1995.

(5) The Form of Convertible Loan Note issued to Palamon (Gestion) S.A. is hereby incorporated herein by reference to the Company's Current Report on Form 8-K filed January 7, 2000.

(b)  Reports on Form 8-K

     On November 3, 1999, the Company filed a Current Report on Form 8-K announcing that Internet Holdings had entered into a conditional acquisition agreement to acquire Fairfax Equity Ltd.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INTERNET HOLDINGS, INC.

                                     By:   /s/ Stefan Allesch-Taylor
                                           ----------------------------
                                           Stefan Allesch-Taylor,
                                           President, Chief Executive
                                           Officer and Director



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                           Title                              Date
---------                           -----                              ----

/s/ Stefan Allesch-Taylor
--------------------------   President, Chief Executive          March 29, 2000
Stefan Allesch-Taylor        Officer, and Director

/s/ Jason E. Forsyth
--------------------------   Chief Financial Officer             March 29, 2000
Jason E. Forsyth

/s/ Nicholas Thistleton
--------------------------   Chief Technical Officer             March 29, 2000
Nicholas Thistleton           and Director

/s/ Sir Euan Calthorpe
--------------------------   Director                            March 29, 2000
Sir Euan Calthorpe

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Internet Holdings, Inc.:

     We have audited the accompanying consolidated balance sheet of Internet Holdings, Inc. (the "Company") and Subsidiary (a development stage enterprise), as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from inception (October 18, 1999) to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Internet Holdings, Inc. and Subsidiary as of December 31, 1999, and the results of their operations and cash flows for the period from inception (October 18, 1999) to December 31, 1999 in conformity with generally accepted accounting principles.






                                                  /s/ CALLAGHAN NAWROCKI LLP
                                                  --------------------------
                                                  CALLAGHAN NAWROCKI LLP



Melville, New York
March 13, 2000

                     INTERNET HOLDINGS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999


                                     ASSETS

CURRENT ASSETS:
  Cash                                                                $  506,149
  Accrued interest receivable                                              1,474
  Prepaid expense                                                        194,445
                                                                      ----------

               Total current assets                                      702,068

INVESTMENTS, at cost                                                     666,406
                                                                      ----------

                                                                      $1,368,474
                                                                      ==========

                                 LIABILITIES AND
                              STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                               $   85,591
                                                                      ----------

               Total current liabilities                                  85,591
                                                                      ----------

CONVERTIBLE NOTE, subsequently converted                                  50,000
                                                                      ----------

                Total liabilities                                        135,591
                                                                      ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 50,000,000 shares
  authorized, 11,359,470 shares issued and outstanding                    11,359
  Additional paid-in capital                                           1,217,362
  Retained earnings                                                        4,162
                                                                      ----------

               Total stockholders' equity                              1,232,883
                                                                      ----------

                                                                      $1,368,474
                                                                      ==========



       The accompanying notes to consolidated financial statements are an integral part of this statement.

                     INTERNET HOLDINGS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
      FOR THE PERIOD FROM INCEPTION (OCTOBER 18, 1999) TO DECEMBER 31, 1999







REVENUES:
         Exchange gains                                $    9,200
         Interest income                                    1,771     $   10,971
                                                       ----------

EXPENSES                                                                   6,809
                                                                      ----------

          Net income                                                  $    4,162
                                                                      ==========


PER SHARE DATA:

          Net income                                                  $       --
                                                                      ==========

          Weighted average number of common
            shares outstanding                                         9,002,596
                                                                      ==========





       The accompanying notes to consolidated financial statements are an integral part of this statement.

                     INTERNET HOLDINGS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM INCEPTION (OCTOBER 18, 1999) TO DECEMBER 31, 1999




                                                                 Common Stock           Additional                        Total
                                                          --------------------------      Paid-In        Retained      Stockholders'
                                                             Shares        Amount         Capital        Earnings        Equity
                                                          -----------    -----------    -----------     -----------    -------------
INITIAL CAPITALIZATION                                         10,000    $       162    $ 1,153,832     $      --      $ 1,153,994

Effective shares issued in connection
   with reverse acquisition                                 8,630,000          8,478         (8,478)           --             --

Shares of Internet Holdings, Inc.
   outstanding prior to reverse acquisition                 2,119,470          2,119       (127,392)           --         (125,273)

Issuance of shares pursuant to
   consulting agreement                                       600,000            600        199,400            --          200,000

Net income for the period                                        --             --             --             4,162          4,162
                                                          -----------    -----------    -----------     -----------    -----------


BALANCE, DECEMBER 31, 1999                                 11,359,470    $    11,359    $ 1,217,362     $     4,162    $ 1,232,883
                                                          ===========    ===========    ===========     ===========    ===========




       The accompanying notes to consolidated financial statements are an integral part of this statement.

                     INTERNET HOLDINGS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
      FOR THE PERIOD FROM INCEPTION (OCTOBER 18, 1999) TO DECEMBER 31, 1999





CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $   4,162
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Increase in accrued interest receivable                              (1,474)
    Decrease in prepaid expense                                           5,555
    Increase in accounts payable
      and accrued expenses                                                1,214
                                                                      ---------

      Net cash provided by operating activities                           9,457
                                                                      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Shares issued for cash                                                  496,692
                                                                      ---------

      Net cash provided by financing activities                         496,692
                                                                      ---------

NET INCREASE IN CASH                                                    506,149

CASH, INCEPTION                                                            --
                                                                      ---------

CASH, END OF PERIOD                                                   $ 506,149
                                                                      =========

NONCASH OPERATING AND FINANCING ACTIVITIES:
Shares issued in exchange for investment                              $ 666,406
Liabilities incurred on reverse acquisition                              84,377
Shares issued pursuant to consulting agreement                          200,000






       The accompanying notes to consolidated financial statements are an integral part of this statement.

                     INTERNET HOLDINGS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Organization and basis of presentation

     Internet Holdings, Inc. (the "Company") is the successor consolidated entity formed by the reverse acquisition on December 22, 1999 by Fairfax Equity, Ltd. of Internet Holdings, Inc. a publicly-held company originally incorporated in Utah in 1977, under the name, Trolley Enterprises, Inc.
     Fairfax Equity, Ltd. ("Fairfax") which is treated as the accounting acquirer in the transaction, was incorporated in the United Kingdom on October 18, 1999. The accompanying financial statements are those of Fairfax from its inception with the former Internet Holdings, Inc. consolidated from the date of acquisition.

     Prior to its reverse acquisition by Fairfax, control of the former Internet Holdings, Inc., as well as the corporate name, had changed many times. All prior operations had previously been discontinued and all claims and counterclaims were settled, the last of which settlements occurred in October 1999.

     Pursuant to the reverse acquisition, Fairfax's shareholders were issued 8,640,000 shares of the Company, then constituting 80.3% of outstanding common shares. At the time of acquisition, the majority stockholder of Fairfax represented the value of its cash and investment assets to be not less than $2,160,000. In the event that when the investment is realized, the net proceeds, together with cash at the date of acquisition, total less than $2,160,000, the majority stockholder of Fairfax has guaranteed to contribute additional cash to bring the total amount up to $2,160,000.

     The Company is presently in the development stage, and is seeking and/or negotiating the acquisition of more than one Internet/e-commerce related businesses. (See Note 6).

(2)  Summary of significant accounting policies:

     Cash and cash equivalents -

     The Company considers investments with original maturities of three months or less to be cash equivalents.

     Investments -

     Investments consist of a 14% equity position in a corporation established in England, which is stated at historical cost.

     Foreign currency translation -

     Gains and losses from foreign currency transactions are reflected in current operating results.

     Income taxes -

     The Company did not incur any income taxes in its initial period.

     Earnings per share -

     Net income per share was computed by dividing net income by the weighted average number of common shares issued and outstanding during the period.

     Comprehensive income -

     Other than net income, the Company has no items of comprehensive income as defined by generally accepted accounting principles.

(3)  Consulting agreement

     In connection with the acquisition agreement with Fairfax Equity Ltd. on December 22, 1999, the Company entered into a consulting agreement with an unrelated company to assist the Company with its strategy, expansion and financing. Upon signing of the agreement, the Company issued the consultant 600,000 shares of common stock for services to be rendered in the upcoming year. The shares were valued at $200,000 and were recorded as a prepaid expense at the date of the agreement.

(4)  Accounts payable and accrued liabilities

     As of December 31, 1999, accounts payable and accrued liabilities consist primarily of obligations for legal and professional fees.

(5)  Convertible loan note

     On October 25, 1999, Internet Holdings, Inc. raised $50,000 through the issuance of a convertible loan note (the "Note"). The Note was offered pursuant to an exemption from registration under Section 4 (2) of the Securities Act of 1933, as amended, and/or Regulation S promulgated by the Securities and Exchange Commission. The purpose of this funding was to enable the Company to file all outstanding reports required by the Securities Exchange Act of 1934, as amended, and to search for suitable acquisition candidates in the Internet related fields. The Note bore interest at 5.5% per annum. The Note is convertible upon demand by the Note holder into common stock in the Company at the rate of $.25 per share. (See
     Note 6).

(6)  Subsequent events:

     Issuance of common stock -

     On January 24, 2000, the $50,000 convertible loan note was converted into 200,000 shares of the Company's common stock.

     On January 28, 2000, the Company sold 5,000,000 shares of its common stock at a price of $1.00 per share pursuant to Regulation S. The Company received the full $5,000,000 and estimates that its expenses for this issue will be less than $50,000. The Company has agreed to register 25% of the shares under the Securities Act of 1933, as amended.

     In consideration for underwriting the issue in full, the underwriter received warrants to purchase up to 1,000,000 shares of common stock of the Company. The warrants are exercisable at $1.00 per share if exercised within one year of the first closing of the underwriting agreement (the "First Closing"), and $10.00 per share if exercised within two years of the First Closing. Warrants which have not been exercised within two years will expire automatically.

     Corporate acquisition -

     On March 3, 2000, the Company offered to acquire Radical Technology PLC ("Radical"). In connection therewith, it is anticipated that the Company will issue 1,281,714 shares of common stock, then constituting approximately 7.7% of its outstanding shares, to the stockholders of Radical in order to acquire 100% of the issued capital stock of Radical.