Form 10QSB
period 2000-03-31
INTERNET HOLDINGS INC
filed 2000-05-17
CIK 1001601

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   ----------

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                                   ----------

                         Commission file number 0-26886

                             INTERNET HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)


                      Utah                                       13-3758042
(State or other jurisdiction of incorporation or              (I.R.S. Employer
                 organization)                               Identification No.)

                        16 Curzon Street, Mayfair, London
                                 United Kingdom
                                     W1Y 7FF
                    (Address of principal executive offices)

                               011 44 171 409 1600
                (Issuer's telephone number, including area code)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,575,558 shares of common stock as of May 15, 2000.

     Transitional Small Business Disclosure Format (check one)

Yes [ ]          No [X]

                                      INDEX

PART I    FINANCIAL INFORMATION

       ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

                 a)     Consolidated Balance Sheets as of
                        March 31, 2000 and December 31, 1999.............. 3

                 b)     Consolidated Statements of Operations
                        for the three months ended March 31, 2000
                        and the period from inception to
                        March 31, 2000.................................... 4

                 c)     Consolidated Statements of Cash Flows
                        for the three months ended March 31, 2000
                        and the period from inception to
                        March 31, 2000.................................... 5

                 d)     Note to Financial Statements...................... 6


       ITEM 2.   MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS................................7 to 8


PART II   OTHER INFORMATION

       ITEM 2.   CHANGES IN SECURITIES AND
                 USE OF PROCEEDS.......................................... 9

       ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K......................... 9

                 a)     EXHIBITS.......................................... 9

                 b)     REPORTS ON FORM 8-K............................... 9

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

               INTERNET HOLDINGS, INC. AND SUBSIDIARY
                  (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED BALANCE SHEETS

                                                                                   March 31,           December 31,
                                                                                     2000                 1999
                                                                                  -----------          -----------
                                                                                  (Unaudited)            (Note 1)
                               ASSETS

CURRENT ASSETS:
  Cash and cash investments                                                       $ 4,726,720          $   506,149
  Other receivables                                                                    30,092                1,474
  Prepaid expenses                                                                    146,912              194,445
  Purchase deposit                                                                     65,060                   --
                                                                                  -----------          -----------

               Total current assets                                                 4,968,784              702,068

FIXED ASSETS, at cost, net of accumulated
  depreciation of $5,652 and $ -, respectively                                        170,966                   --

INVESTMENTS, at cost                                                                  666,406              666,406

SECURITY DEPOSITS                                                                     234,295                   --
                                                                                  -----------          -----------

                                                                                  $ 6,040,451          $ 1,368,474
                                                                                  ===========          ===========

                          LIABILITIES AND
                         STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                           $   107,742          $    85,591
                                                                                  -----------          -----------

               Total current liabilities                                              107,742               85,591

CONVERTIBLE NOTE                                                                           --               50,000
                                                                                  -----------          -----------

                Total liabilities                                                     107,742              135,591
                                                                                  -----------          -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 50,000,000 shares authorized,
    16,559,470 and 11,359,470 shares issued and outstanding, respectively              16,559               11,359
  Additional paid-in capital                                                        6,262,162            1,217,362
  Retained earnings (accumulated deficit)                                            (346,012)               4,162
                                                                                  -----------          -----------

               Total stockholders' equity                                           5,932,709            1,232,883
                                                                                  -----------          -----------

                                                                                  $ 6,040,451          $ 1,368,474
                                                                                  ===========          ===========


        The accompanying notes to consolidated financial statements are an integral part of this statement.

                     INTERNET HOLDINGS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                  Three Months     Period From
                                                     Ended         Inception To
                                                 March 31, 2000   March 31, 2000
                                                 --------------   --------------

REVENUES:
         Exchange gains                           $      2,706    $     11,906
         Interest income                                 3,365           5,136
                                                  ------------    ------------

         Total revenues                                  6,071          17,042

EXPENSES                                               356,245         363,054
                                                  ------------    ------------

          Net loss                                $   (350,174)   $   (346,012)
                                                  ============    ============


PER SHARE DATA:

          Basic and diluted loss per share        $      (0.02)   $      (0.03)
                                                  ============    ============

          Weighted average number of common
            shares outstanding                      15,025,404      13,369,109
                                                  ============    ============


        The accompanying notes to consolidated financial statements are an integral part of this statement.

                     INTERNET HOLDINGS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Three Months            Period From
                                                                               Ended                Inception To
                                                                           March 31, 2000          March 31, 2000
                                                                           --------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $  (350,174)             $  (346,012)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation                                                                 5,652                    5,652
    Increase in other receivables                                              (28,618)                 (30,092)
    (Increase) decrease in prepaid expenses                                     47,533                 (146,912)
    Increase in purchase deposit                                               (65,060)                 (65,060)
    Increase in security deposits                                             (234,295)                (234,295)
    Increase in accounts payable and accrued expenses                           22,151                  107,742
                                                                           -----------              -----------

      Net cash used by operating activities                                   (602,811)                (708,977)
                                                                           -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                                      (176,618)                (176,618)
                                                                           -----------              -----------

      Net cash used by investing activities                                   (176,618)                (176,618)
                                                                           -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of convertible note                                                        --                   50,000
Shares issued for cash                                                       5,000,000                5,562,315
                                                                           -----------              -----------

      Net cash provided by financing activities                              5,000,000                5,612,315
                                                                           -----------              -----------

NET INCREASE IN CASH                                                         4,220,571                4,726,720

CASH, BEGINNING OF PERIOD                                                      506,149                       --
                                                                           -----------              -----------

CASH, END OF PERIOD                                                        $ 4,726,720              $ 4,726,720
                                                                           ===========              ===========

NONCASH OPERATING AND FINANCING ACTIVITIES:
Shares issued in exchange for investment                                   $        --              $   666,406
Liabilities incurred on reverse acquisition                                         --                   84,377
Shares issued pursuant to consulting agreement                                      --                  200,000
Conversion of note payable to common stock                                      50,000                       --


        The accompanying notes to consolidated financial statements are an integral part of this statement.

                     INTERNET HOLDINGS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  Basis of presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
     Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet at December 31, 1999 has been derived from audited financial statements at that date. In the opinion of management all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results which may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the period ended December 31, 1999.

(2)  Stockholders' equity

     On January 28, 2000, the Company sold 5,000,000 shares of common stock at a price of $1.00 per share pursuant to Regulation S. The Company has agreed to register 25% of the shares under the Securities Act of 1933, as amended.

     In consideration for underwriting the issue in full, the underwriter received warrants to purchase up to 1,000,000 shares of common stock of the Company. On May 12, 2000, the underwriters exercised all the warrants for $1,000,000.

(3)  Acquisition agreements

     On March 3, 2000, the Company offered to acquire Radical Technology Plc ("Radical"). In connection therewith, it is anticipated that the Company will issue 1,281,714 shares of common stock, then constituting approximately 7.7% of its outstanding shares, to the stockholders of Radical in order to acquire 100% of the issued capital stock of Radical.

     On March 24, 2000, the Company entered into an agreement to acquire Core Ventures Limited. Core Ventures Limited, a British Virgin Island Venture Capital company, is a subsidiary of Troy Limited, a Grand Cayman Corporation. The terms of the agreement include the issuance of 1,800,000 common shares of Internet Holdings, Inc. for 100% of the outstanding shares of Core Ventures Limited. The acquisition is conditional on the completion of the due diligence process.

(4)  Subsequent events

     On April 13, 2000, the Company purchased a 10% holding in Eurindia Plc, an equity management company which seeks to invest in small to medium sized Indian Information Technology services companies, for (pound)400,000, approximately $636,800.

     On April 17, 2000, the Company purchased a 5% holding in Compaer AG, a supplier of online insurance for both business-to-business and business-to-consumer markets in Germany, for DM2.5 million, approximately $1,314,000.

     On May 3, 2000, the Company entered into an agreement to acquire Ferman AG, a Swiss venture capital company. The terms of the agreement include the issuance of 3,360,000 common shares of Internet Holdings, Inc. for 51% of the outstanding shares of Ferman AG. The acquisition is conditional on the completion of the due diligence process.

     Within the next two months, the Company expects to raise up to $30 million in a Regulation S offering under the Securities Act of 1933, as amended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

     The objective of the Company is to be the leading publicly-held technology holding company specializing in Internet and Internet-related businesses in Europe by investing in and establishing a presence in the major segments of the global Internet and information technology economies. The Company's operating strategy is to integrate its five-division platform and the companies contained therein into a collaborative network which leverages its collective knowledge and resources, with a clear emphasis on capital growth, balance sheet strength and the use of its operating subsidiaries to create cash flow from operations. The Company will provide operational assistance, capital support, industry expertise, and a strategic network of business relationships intended to maximize the long-term market potential for its affiliated companies and its own operating subsidiaries. To achieve this operating strategy the Company has created five decentralized divisions:

     HTTP IT LIMITED ("HTTP IT"). This division invests in and/or acquires traditional Information Technology ("IT") and software development companies. HTTP IT LIMITED's pending acquisition of Radical Technology PLC ("RadTech") will be the base for the Company's investment in incubation operation. Radtech is also the base for the Company's investments in incubation operations. Through Radtech, the Company can offer incubator businesses 'value added' investment by immediately supplying office space, operational assistance, capital support, industry experience and access to a strategic network of business relationships.

     HTTP INDUSTRIAL LIMITED. This division focuses on the active management of Internet and Internet-related businesses and seeks to acquire stakes typically in excess of 25% of the issued share capital of the partnering companies. These companies can be post or pre-IPO businesses but are considered to be maturing companies, with an emphasis on capitalizing on initial success. Part of the Company's strategy is to migrate companies from the incubator division at HTTP IT to HTTP INDUSTRIAL LIMITED upon establishing their commercial viability.

     HTTP COMMUNICATIONS LIMITED. This division will supply satellite access for Internet and Internet-related companies on a global scale. The Company has formed strategic alliances and joint ventures and intends to take stakes in telephony companies with the objective of establishing significant capital growth and creating short-term income.

     HTTP EQUITY PARTNERS LIMITED. This division will make investments of varying sizes in both pre and post-IPO Internet and Internet-related companies, with the emphasis on pre-IPO companies. HTTP EQUITY PARTNERS has formed joint venture and strategic alliances with traditional investment banks, private individuals and specific Internet investment companies throughout Europe, the US and the Middle East.

     HTTP VENTURES LIMITED. This division seeks to capitalize on the Company's alliances with recognized specialist organizations and individuals within the Internet and IT economy by establishing joint ventures in which both the Company and the joint venture partners can pool their intellectual, financial and networking resources for the specific purpose of promoting and enhancing the value of the respective joint venture companies.

     To date, the Company has raised $5 million to implement its business strategy. Additionally, within the next two months the Company expects to raise up to $30 million in a Regulation S offering under the Securities Act of 1933, as amended. Further funding will be necessary for the Company to continue its plan of operations.

Results of Operations for the three months ended March 31, 2000

     The Company experienced a loss for the period ended March 31, 2000. For the quarter ended March 31, 2000 the loss was $350,174. The Company's loss since inception was $346,012. The Company's revenues for the period were approximately $6,000, of which $3,365 was interest income. The Company's revenues from inception were $17,042.

     General and administrative expenses (G&A) for the quarter ended March 31, 2000 were $356,245. The major components of these expenses for the quarter ended March 31, 2000 were consulting costs of $96,548 and professional fees of $114,147. The legal fees were associated with the acquisition of Radical Technology Plc and the Company's public filings. General and administrative expenses from inception were $363,054.

     As of March 31, 2000, Internet Holdings had current assets of $4,968,784 comprised of cash and cash investments aggregating $4,726,720.

     At this time the Company had outstanding obligations of $107,742, comprised of accounts payable and accrued expenses.

     On January 24, 2000 Palamon (Gestion) S.A exercised its loan note for $50,000 for 200,000 shares. The purpose of the loan note was to enable the Company to file all outstanding reports required by the Exchange Act, and to search for suitable acquisition candidates in the Internet related fields.

     On January 6, 2000, the Company entered into an underwriting agreement with Panther Capital Ltd. ("Panther") to sell shares of common stock and warrants of the Company pursuant to an exemption from registration under Regulation S promulgated under the Securities Act. Under the Underwriting Agreement, the Company sold 5,000,000 shares of its common stock, at a price of $1.00 per share, for whom Panther acted as lead underwriter. In consideration for such underwriting agreement, Panther received warrants to purchase up to 1,000,000 shares of common stock of the Company (the "Warrants"). On May 12, 2000, Panther exercised all the Warants for $1,000,000.

     On March 3, 2000 the Company offered to acquire all of the issued and outstanding shares of Radical Technology Plc in a stock-for-stock transaction. The offer was announced unconditional on April 21, 2000 when the Company obtained acceptances from 76.73% of the outstanding shares of Radical Technology Plc.

     On March 24, 2000 the Company entered into an agreement to acquire Core Venture Limited. Core Ventures Limited, a British Virgin Island venture capital company, is a subsidiary of Troy Limited, a Grand Cayman corporation. The terms of the agreement is the issuance of 1,800,000 common shares of Internet Holdings, Inc. for 100% of the outstanding shares of Core Ventures Limited. Troy Limited has guaranteed the value of Core Ventures Limited, to be determined by the Company on December 15, 2000, to be not less than $25 million. In the event the net assets are lower than $25 million, Troy Limited will pay the difference in cash or marketable securities.

     On April 13, 2000 the Company purchased a 10% holding in Eurindia Plc, an equity management company which seeks to invest in small to medium sized Indian Information Technology services companies, for (pound)400,000, approximately $636,800. On April 17, 2000 the Company purchased a 5% holding in Compaer AG, a supplier of online insurance for both business-to-business and business-to-consumer markets in Germany for DM2.5 million, approximately $1,314,000.

     On May 3, 2000 the Company entered into an agreement to acquire Ferman AG, a Swiss Venture Capital company. The terms of the agreement is the issuance of 3,360,000 common share of Internet Holdings, Inc. for 51% of the outstanding shares of Ferman AG. The principal shareholders of Ferman AG have guaranteed the value of this holding to be not less than $42 million at completion date.

PART II   OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) - (c)

     On January 6, 2000, the Registrant entered into an underwriting agreement with Panther Capital Ltd. to sell shares of common stock and warrants of the Registrant pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended. For a detailed description of this offering, reference is made to the Registrant's reports on Form 8-K filed January 31, 2000 and February 7, 2000, and such documents are hereby incorporated herein by reference.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibit 27 - Financial Data Schedule

     b)   Reports on Form 8-K

          The Registrant has filed reports on Form 8-K during the three months ended March 31, 2000:

          (i) The Registrant's report on Form 8-K for events which occurred on December 14, 1999 discloses that the Registrant raised $50,000 through the issuance of a Convertible Loan Note pursuant to an exemption from registration under Section 4(2) and/or Regulation S of the Securities Act.

          (ii) The Registrant's report on Form 8-K for events which occurred on December 22, 1999 describes the implementation of transactions contemplated by the conditional Acquisition Agreement and Plan of Reorganization with Fairfax Equity Ltd. and the stockholders of Fairfax, dated October 27, 1999.

          (iii) The Registrant's report on Form 8-K for events which occurred on January 10, 2000 discloses the resignation of Christopher J. Wilkes from his position as a director of the Registrant.

          (iv) The Registrant's report on Form 8-K for events which occurred on January 6, 2000 describes the underwriting agreement with Panther Capital Ltd. to sell shares of common stock and warrants pursuant to an exemption from registration under Regulation S of the Securities Act (the "Underwriting Agreement").

          (v) The Registrant's report on Form 8-K for events which occurred on January 28, 2000 discloses the sale of all shares and warrants pursuant to the Underwriting Agreement.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                                  INTERNET HOLDINGS, INC.

May 17, 2000                                      By: /s/ Stefan Allesch-Taylor
                                                     ---------------------------
                                                        Stefan Allesch-Taylor,
                                                        President