Form 10QSB
period 2000-06-30
INTERNET HOLDINGS INC
filed 2000-08-14
CIK 1001601

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   ----------

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                         Commission file number 0-26886

                             INTERNET HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)


                        Utah                                     13-3758042
   (State or other jurisdiction of incorporation              (I.R.S. Employer
                  or organization)                           Identification No.)

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

Yes [X]       No [ ]


     As of August 14, 2000, the issuer has 18,737,444 shares of its common stock outstanding.

     Transitional Small Business Disclosure Format (check one)

Yes [ ]       No [X]

                                      INDEX

PART I FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

           a)  Consolidated Balance Sheets as of
               June 30, 2000 (unaudited) and
               December 31, 1999........................................ 3

           b)  Consolidated Statements of Operations
               for the six months ended June 30, 2000
               (unaudited) and for the three months ended
               June 30, 2000 (unaudited)................................ 4

           c)  Consolidated Statements of Cash Flows
               for the six months ended June 30, 2000
               (unaudited) ............................................. 5

           d)  Notes to Financial Statements (unaudited)................ 6 to 7


     ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF
              FINANCIAL  CONDITION AND RESULTS OF OPERATIONS............ 8 to 10


PART II OTHER INFORMATION

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS................. 11

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................... 11

              a) EXHIBITS............................................... 11

              b) REPORTS ON FORM 8-K.................................... 11

PART I            FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


              INTERNET HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                                                                              June 30,      December 31,
                                                                                2000           1999
                                                                            ------------    ------------
                               ASSETS                                       (Unaudited)
CURRENT ASSETS:
  Cash and cash investments                                                 $  1,838,797    $    506,149
  Other receivables                                                               16,088              --
  Accounts receivable                                                            419,730           1,474
  Prepaid expenses                                                               103,553         194,445
  Work in progress                                                                56,082              --
                                                                            ------------    ------------

               Total current assets                                            2,434,250         702,068

FIXED ASSETS, at cost, net of accumulated
  depreciation of $24,049                                                      1,012,564              --

INVESTMENTS, at cost                                                           2,923,283         666,406

GOODWILL                                                                       8,566,718              --

SECURITY DEPOSITS                                                                222,384              --
                                                                            ------------    ------------

                                                                            $ 15,159,199    $  1,368,474
                                                                            ============    ============

                          LIABILITIES AND
                         STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                          553,011    $     85,591
                                                                            ------------    ------------

               Total current liabilities                                         553,011          85,591

CONVERTIBLE NOTE                                                                      --          50,000
                                                                            ------------    ------------

                Total liabilities                                                553,011         135,591
                                                                            ------------    ------------


MINORITY INTEREST                                                                 77,355              --

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 50,000,000 shares authorized,
    18,737,444 and 11,359,470 shares issued and outstanding, respectively         18,737          11,359
  Additional paid-in capital                                                  16,642,134       1,217,362
  Stock subscription receivable                                               (1,000,000)             --
  Translation adjustments                                                       (158,610)             --
  Retained earnings (accumulated deficit)                                       (973,428)          4,162
                                                                            ------------    ------------

               Total stockholders' equity                                     14,528,833       1,232,883
                                                                            ------------    ------------

                                                                            $ 15,159,199    $  1,368,474
                                                                            ============    ============


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                    INTERNET HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                           Six Months     Three Months
                                                              Ended           Ended
                                                         June 30, 2000   June 30, 2000
                                                          ------------    ------------
REVENUES                                                  $    203,878    $    203,878

COSTS AND EXPENSES:
         Selling, general and administrative charges         1,045,439         689,194
         Amortization of goodwill and intangible assets        295,404         295,404
                                                          ------------    ------------
                                                             1,340,843         984,598

          Operating loss                                    (1,136,965)       (780,720)

OTHER INCOME:
         Interest and other income                              76,935          73,570
         Exchange gains                                         89,619          86,913
                                                          ------------    ------------
                                                            166,554.11      160,483.11

MINORITY INTEREST                                                7,179           7,179
                                                          ------------    ------------
          Net loss                                        $   (977,590)   $   (627,416)
                                                          ============    ============


PER SHARE DATA:
         Basic and diluted loss per share                 $      (0.06)   $      (0.04)
                                                          ============    ============

         Weighted average number of common
                 shares outstanding                         16,427,445      16,427,445
                                                          ============    ============


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                    INTERNET HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Six Months
                                                                       Ended
                                                                   June 30, 2000
                                                                   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $   (977,590)
Adjustments to reconcile net loss to net cash
    used by operating activities
         Depreciation                                              $     24,049
         Amortization of goodwill and intangible assets                 295,404
         Translation adjustment                                        (158,610)
         Increase in other receivables                                  (14,614)
         Decrease in prepaid expenses                                    90,892
         Increase in purchase deposit                                        --
         Increase in accounts receivable                               (419,730)
         Increase in work in progress                                   (56,082)
         Increase in security deposits                                 (222,384)
         Increase in accounts payable and accrued expenses              467,420
                                                                   ------------

             Net cash used by operating activities                     (971,244)
                                                                   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                             (1,012,564)
Purchase of investments                                              (2,256,877)
                                                                   ------------

             Net cash used by investing activities                   (3,269,441)
                                                                   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Shares issued for cash                                               15,432,150
Conversion of convertible note                                          (50,000)
                                                                   ------------

             Net cash used by financing activities                   15,382,150
                                                                   ------------

NET INCREASE IN CASH                                               $ 11,141,464
                                                                   ============

CASH, BEGINNING OF PERIOD                                               506,149

                                                                   ------------
CASH, END OF PERIOD                                                $ 11,647,613
                                                                   ============

NON CASH FINANCING ACTIVITIES
Issuance of shares for investment
Common stock subscription receivable                                  1,000,000

Difference                                                         $  9,808,816


       The accompanying notes to consolidated financial statements are an integral part of these statements.

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented. All significant intercompany transactions have been eliminated in consolidation.

The results of operations presented for the three and six month periods June 30 2000, are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

(2)  Acquisition agreements

On March 3, 2000, the Company offered to acquire Radical Technology Plc ("RadTech"). In connection therewith, it is expected that the Company will issue 1,281,714 shares of common stock, then constituting approximately 7.7% of the Company's outstanding shares, to the stockholders of RadTech in order to acquire 100% of the issued capital stock of RadTech. On April 21, 2000 (the "first closing"), the Company began to issue shares to acquire RadTech. RadTech's financials are consolidated from the first closing date. As of June 30, 2000, the Company acquired 92% of the outstanding shares of RadTech for 1,177,974 shares of the Company's stock at an estimated average price per share of $8.20, thus allocating a purchase price for Radical Technology Plc of $9,659,387. The Company will have an independent appraisal of the transaction to calculate the final purchase price per share. On consolidation the acquisition of RadTech resulted in goodwill of $8,230,048, which will be amortized over five years.

On March 24, 2000, the Company entered into an agreement to acquire Core Ventures Limited. Core Ventures Limited, a British Virgin Island Venture Capital company, is a subsidiary of Troy Limited, a Grand Cayman Corporation. The terms of the agreement include the issuance of 1,800,000 common shares of Internet Holdings, Inc. for all of the outstanding shares of Core Ventures Limited. The vendors have guaranteed that on December 15, 2000 the value of Core Ventures Limited will not be less than $25 million. The acquisition is conditional on the completion of the due diligence process. Management believe that this deal is probable.

On May 3, 2000, the Company entered into an agreement to acquire Ferman AG, a Swiss venture capital company. The terms of the agreement are expected to include the issuance of 3,360,000 common shares of Internet Holdings, Inc. for 51% of the outstanding shares of Ferman AG. The existing shareholders of Ferman AG have guaranteed that this investment will not be less than $42 million. The acquisition is conditional on the completion of the due diligence process. Management believe that this deal is probable but uncertain as to the final structure.

On April 13, 2000 the Company purchased a 10% holding in Eurindia Plc, an equity management company which seeks to invest in small to medium sized Indian
Information Technology services companies, for (pound)400,000, approximately $636,800. On April 17, 2000 the Company purchased a 5% holding in Compaer AG, a supplier of online insurance for both business-to-business and business-to-consumer markets in Germany, for DM2.5million, approximately $1,211,246.

(3)  Stockholders' equity

On January 24, 2000 Palamon (Gestion) S.A exercised its loan note for $50,000 for 200,000 shares. The purpose of the loan note was to enable the Company to file all outstanding reports required by the Securities Exchange Act, and to search for suitable acquisition candidates in the Internet related fields.

On January 28, 2000, the Company sold 5,000,000 shares of common stock at a price of $1.00 per share pursuant to Regulation S. The Company has agreed to register 25% of the shares under the Securities Act of 1933, as amended. In consideration for underwriting the issue in full, the underwriter received warrants to purchase up to 1,000,000 shares of common stock of the Company at a price of $1.00 per share. On May 12, 2000, the underwriters exercised all the warrants for $1,000,000 under a stock subscription arrangement.

(4)  Comprehensive Income

As of June 30, 2000 and for the six months then ended comprehensive income is comprised of a net loss from operations and the net effect of foreign currency translation adjustments.

(5)  Inventory and Fixed Assets

Inventory is comprised of raw materials, work in progress and finished goods and is stated at either lower of cost (first-in, first-out method) or market value. Fixed assets are stated at cost and are generally depreciated over two to seven years.

(6)  Employee Stock Options

On May 3, 2000, the Board of Directors approved a combined incentive and nonqualified stock option plan and has reserved 2,500,000 shares of its common stock for issuance upon exercise of options granted under this plan. As of June 30, 2000, the Company has issued 1,268,000 options for certain employees and directors of the Company.

(7)  Subsequent Events

On July 24, 2000, the Company  completed its  acquisition of Radical  Technology
Plc by placing the dissenting shareholders, comprising 53,543 Internet shares, in a trust to be monitored by Radical Technology's transfer agent. The issuance of this stock will result in a purchase price of approximately $439,000, which will be amortized over five years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

     Internet Holdings, Inc. ("HTTP" or "the Company") builds and markets its own software and network enabling products. In addition, it has a venture capital division. The objective of HTTP is to create strong repeat revenues from its products and to forge alliances and joint-ventures with other organizations. HTTP's operating strategy includes integrating its three division platform and the companies contained therein into a collaborative network, which leverages its collective knowledge and resources, with a clear emphasis on capital growth, balance sheet strength and the use of its operating subsidiaries to create cash flow. HTTP will provide operational assistance, capital support, industry expertise, and a strategic network of business relationships to maximize the long-term market potential for its partner companies and its own operating subsidiaries. To fulfill this operating strategy, HTTP has created three decentralized divisions.

HTTP IT Limited invests in and/or acquires IT and software development companies. Radical Technology PLC ("RadTech") now a wholly owned subsidiary, of the Company, was acquired earlier this year. RadTech has an advanced systems integration business with existing blue-chip clients, while at the same time it also develops its own software products. RadTech's core products include:

RADNeT: a software framework with multi-level security for building, integrating, and presenting Internet, Extranet, and Intranet solutions. PLANNeT: a Web-based multi-project tool. With this knowledge management system, key information about critical projects can be seen at a glance. This product has been nominated for a Digital Britain Award. DOCUNeT: an easy Internet deployment tool than enables any organization to gain the benefits of improved communication that an Internet can offer; and gives control to the people who use the Internet.
YOURCALLS.NeT: a newly developed Web-based call analysis system for mobile telephony airtime providers. The system is currently in test with a world-leading service provider.

Current RadTech clients include: British Telecom; Schroders; Ericsson; Texaco; Eidos Interactive; Computer Cab; and other leading brands.

HTTP Communications Limited is involved in a diverse range of telecommunications activities with an initial focus on EU and Central and Eastern Europe. Projects include supplying satellite access for Internet and Internet-related companies on a global scale, developing terrestrial (PSTN) and wireless connectivity to supply customers with voice and data services, and a number of Internet content projects. To date, the Company has signed a strategic alliance and is creating a joint venture with RedCube AG, the largest voice-over IP company in Europe and one of the largest in the world, to supply satellite access to nine countries on a revenue-sharing basis.

HTTP CAPITAL LIMITED is a venture capital company that has agreed to acquire two other technology companies which hold investments in companies which the vendors have guaranteed the net assets to be worth no less than $67 million. The merging of the Company's former Equity, Industrial, and Ventures divisions into HTTP Capital Limited brings together an extensive network of specialists and investments. HTTP Capital Limited focuses on investment opportunities in the Internet and Information Technology industry sectors and plans to focus its investments specifically in the following areas:

Infrastructure Service Providers - which includes strategic consulting and systems integration; Internet applications; and software providers.

Communications - which includes enhanced IP services; wireless application protocol technologies; broadband technologies; and satellite communications services.

Digital  Infrastructure  -  which  includes  bandwidth  provisioning,   embedded
systems, and networking technologies.

B2B E-Commerce - which includes B2B exchanges; market aggregations; supply chain dis-intermediaries; enabling technologies; media and content; content management and syndication; and content localization and globalization.

To date, the Company has raised $5 million to implement its business strategy. The Company is in the process of raising up to $30 million in a Regulation S offering under the Securities Act of 1933, as amended. Further funding will be necessary for the Company to continue its plan of operations in the future.


Results of Operations Three months ended June 30, 2000

     The Company experienced a loss for the quarter ended June 30, 2000 of approximately $616,000. Revenue for the period was approximately $204,000 derived primarily from customized computer software consulting associated with RadTech.

     General and administrative expenses for the quarter ended June 30, 2000 were approximately $689,000. The major components of these expenses were professional fees of approximately $221,000 and Directors' remuneration of approximately $122,000. The professional fees are primarily related to legal costs associated with the Company's acquisitions and SEC filings. The Company incurred amortization of goodwill and intangible assets of approximately $284,000, which resulted from the Company's acquisition of RadTech.


Results of Operations Six months ended June 30, 2000

     The Company's loss for the six months ended June 30, 2000 was approximately $966,000. Operating revenue for the six months ended June 30, 2000 was approximately $204,000.

     General and administrative expenses for the six months ended June 30, 2000 were approximately $1,046,000. Such expenses were primarily comprised of approximately $352,000 for professional fees, Directors' remuneration of approximately $135,000 and public relations and marketing of approximately $100,000.


Liquidity and Capital Resources

     At June 30, 2000 and December 31, 1999 Internet Holdings had current assets of approximately $2,434,000and $702,000 respectively. At June 30, 2000 and December 31, 1999 Internet Holdings had cash and cash investments of approximately $1,839,000 and $506,000 respectively.

     As of June 30, 2000, Internet Holdings had investments of $2,923,283. The largest investment was in Compaer AG for $1,211,246, one of the largest on-line insurance brokers in Germany.

     As of June 30, 2000, Internet Holdings had goodwill of approximately $8,567,000. The goodwill was associated with the acquisition of RadTech and is based on a purchase price of $8.20 per share. The purchase price is an estimate and the Company plans to obtain an appraiser's opinion as to the value of this investment. The Company's policy is to amortize goodwill over five years.

     As of June 30, 2000, the Company had fixed assets of approximately $1,013,000, which comprised $728,000 of developed software costs.

     As of June 30, 2000, the Company had outstanding obligations of $553,011.

     On January 24, 2000 Palamon (Gestion) S.A exercised its loan note for $50,000 for 200,000 shares. The purpose of the loan note was to enable the Company to file all outstanding reports required by the Securities Exchange Act, and to search for suitable acquisition candidates in the Internet related fields.

     On January 6, 2000, the Company entered into an underwriting agreement with Panther Capital Ltd. ("Panther") to sell shares of common stock and warrants of the Company pursuant to an exemption from registration under Regulation S promulgated under the Securities Act. Under the Underwriting Agreement, the Company sold 5,000,000 shares of its common stock, at a price of $1.00 per share, for whom Panther acted as lead underwriter. In consideration for such underwriting agreement, Panther received warrants to purchase up to 1,000,000 shares of common stock of the Company (the "Warrants"). On May 12, 2000, Panther exercised all the Warrants for $1,000,000 under a stock subscription arrangement.

     On March 3, 2000 the Company offered to acquire all of the issued and outstanding shares of Radical Technology Plc in a stock-for-stock transaction. The offer was announced as having become unconditional on April 21, 2000 when the Company obtained acceptances from 76.73% of the outstanding shares of Radical Technology Plc. As of June 30, 2000, the Company acquired 91.91% of the outstanding capital stock.

     On March 24, 2000 the Company entered into an agreement to acquire Core Venture Limited. Core Ventures Limited, a British Virgin Island venture capital company, is a subsidiary of Troy Limited, a Grand Cayman corporation. The terms of the agreement is the issuance of 1,800,000 common shares of Internet Holdings, Inc. for 100% of the outstanding shares of Core Ventures Limited. Troy Limited has guaranteed the value of Core Ventures Limited, to be determined by the Company on December 15, 2000, to be not less than $25 million. In the event the net assets are lower than $25 million, Troy Limited will pay the difference in cash or marketable securities. Management believe that this deal is probable.

     On April 13, 2000 the Company purchased a 11% holding in Eurindia Plc, an equity management company which seeks to invest in small to medium sized Indian Information Technology services companies, for (pound)400,000 (four hundred thousand pounds sterling), approximately $637,000.

     On April 17, 2000 the Company purchased a 5% holding in Compaer AG, a supplier of online insurance for both business-to-business and business-to-consumer markets in Germany for DM2.5 million, approximately $1,211,000.

     On May 3, 2000 the Company entered into an agreement to acquire Ferman AG, a Swiss Venture Capital company. The terms of the agreement is the issuance of 3,360,000 common share of Internet Holdings, Inc. for 51% of the outstanding shares of Ferman AG. The principal shareholders of Ferman AG have guaranteed the value of this holding to be not less than $42 million at completion date. Management believe that this deal is probable but uncertain as to the final structure.

     On May 25, 2000 the Company issued a private placement memorandum to raise up to $30 million through the sale of shares of common stock at a price of $12.50 per share pursuant to an exemption from registration under Regulation S promulgated under the Securities Act.

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) - (c)

     On January 6, 2000, the Registrant entered into an underwriting agreement with anther Capital Ltd. to sell shares of common stock and warrants of the Registrant pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended. For a detailed description of this offering, reference is made to the Registrant's reports on Form 8-K filed January 31, 2000 and February 7, 2000, and such documents are hereby incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     c)   Exhibit 27 - Financial Data Schedule

     d)   Reports on Form 8-K

          The Registrant has filed reports on Form 8-K for events which occurred during the three months ended June 30, 2000:

          (i) The Registrant filed a report on Form 8-K on April 16, 2000. Such report discloses that on March 31, 2000, the Registrant appointed Jason E. Forsyth as Finance Director and Giorgio L. Laurenti as a Director.

          (ii) The Registrant filed a report on Form 8-K on May 23, 2000. Such report discloses that on March 3, 2000, the Registrant offered to acquire all of the issued and outstanding shares of Radical Technology Plc in a stock-for-stock transaction. Such report also discloses that on May 3, 2000, the Registrant entered into a Heads of Terms contract to acquire 51% of the equity of Ferman AG, an investment company domiciled in Switzerland. Such report also discloses that on January 8, 2000, the Registrant entered into an underwriting agreement with Panther Capital Ltd. to sell shares of common stock and warrants of the Registrant pursuant to an exemption from registration under Regulation S of the Securities Act, as amended. Such report also discloses that on May 12, 2000, the Registrant appointed Martin Lechner, Rajeev Misra, Dr. Alexander Nill and Dr. Stefan Fleissner as Directors.

          (iii) The Registrant filed a report on Form 8-K on June 15, 2000. Such report discloses that on June 14, 2000, the Registrant accepted the resignation of Rajeev Misra.

          (iv) The Registrant filed a report on Form 8-K on June 30, 2000. Such report discloses that on June 26, 2000, the Registrant and its independent auditors mutually agreed to terminate their relationship as such. Such report further discloses that on June 26, 2000, the Registrant engaged Arthur Andersen LLP as its independent auditors.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                        INTERNET HOLDINGS, INC.

August 14,  2000                        By:
                                          --------------------------------------
                                             Stefan Allesch-Taylor,
                                             President