Form 10QSB/A
period 2000-06-30
INTERNET HOLDINGS INC
filed 2000-08-17
CIK 1001601

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   ----------


                                   Form 10-QSB/A


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


Yes [ ]       No [X]

     The Registrant's Current Report on Form 8-K filed on May 23, 2000, did not include the required financial statements for the Radical Technology Plc acquisition. Due to the complexity of that transaction, the Registrant's accountants along with Radical Technology Plc's accountants are continuing their review of such financials at this time and expect to have the required financials filed shortly.


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

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS................. 11

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................... 11

              a) EXHIBITS............................................... 11

              b) REPORTS ON FORM 8-K.................................... 11

PART I            FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

              INTERNET HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                                                                                June 30,        December 31,
                                                                                  2000              1999
                                                                              ------------      ------------
                               ASSETS                                         (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                                                   $  1,838,797      $    506,149
  Accounts receivable                                                              419,730              --
  Other receivables                                                                 16,088             1,474
  Prepaid expenses                                                                 103,553           194,445
  Unbilled services                                                                 56,082              --
                                                                              ------------      ------------
               Total current assets                                              2,434,250           702,068

FIXED ASSETS, at cost, net of accumulated
  depreciation of $24,049                                                        1,012,564              --

INVESTMENTS, at cost                                                             2,923,283           666,406

GOODWILL                                                                         8,834,714              --

SECURITY DEPOSITS                                                                  222,384              --
                                                                              ------------      ------------
                                                                              $ 15,427,195      $  1,368,474
                                                                              ============      ============

                          LIABILITIES AND
                         STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                       $    553,011      $     85,591
                                                                              ------------      ------------
               Total current liabilities                                           553,011            85,591

CONVERTIBLE NOTE                                                                      --              50,000
                                                                              ------------      ------------
                Total liabilities                                                  553,011           135,591
                                                                              ------------      ------------

MINORITY INTEREST                                                                   77,355              --

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 50,000,000 shares authorized,
    18,737,444 and 11,359,470 shares issued and outstanding, respectively           18,737            11,359
  Additional paid-in capital                                                    16,919,371         1,217,362
  Accumulated other comprehensive income                                          (158,610)             --
  Retained earnings (accumulated deficit)                                         (982,669)            4,162
                                                                              ------------      ------------
                                                                                15,796,829         1,232,883
  Less: Stock subscription receivable                                           (1,000,000)             --
                                                                              ------------      ------------
               Total stockholders' equity                                       14,796,829         1,232,883
                                                                              ------------      ------------
                                                                              $ 15,427,195      $  1,368,474
                                                                              ============      ============

       The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

              INTERNET HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED)

                                                         Six Months        Three Months
                                                            Ended             Ended
                                                        June 30, 2000     June 30, 2000
                                                        -------------     -------------
REVENUES                                                 $    203,878      $    203,878

EXPENSES:
         Selling, general and administrative charges        1,045,439           689,194
         Amortization of goodwill                             304,645           304,645
                                                         ------------      ------------
                                                            1,350,084           993,839

          Operating loss                                   (1,146,206)         (789,961)

OTHER INCOME:
         Interest and other income                             76,935            73,570
         Net foreign exchange gains                            89,619            86,913
                                                         ------------      ------------
                                                              166,554           160,483

MINORITY INTEREST                                               7,179             7,179

                                                         ------------      ------------
          Net loss                                       $   (986,831)     $   (636,657)
                                                         ============      ============


PER SHARE DATA:
         Basic and diluted loss per share                $      (0.06)     $      (0.04)
                                                         ============      ============

         Weighted average number of common
                 shares outstanding                        16,427,445        16,427,445
                                                         ============      ============


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                    INTERNET HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Six Months
                                                                       Ended
                                                                   June 30, 2000
                                                                   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $  (986,831)
Adjustments to reconcile net loss to net cash
    used in operating activities
         Depreciation                                                    24,049
         Amortization of goodwill                                       304,645
         Minority Interest in net earnings of subsidiary                  7,179
Changes in operating assets and liabilities, net of effects from acquisitions of businesses
         Increase in other receivables                                  (14,614)
         Decrease in prepaid expenses                                    90,892
         Increase in accounts receivable                                (29,758)
         Increase in work in progress                                   (20,387)
         Increase in security deposits                                 (222,384)
         Increase in accounts payable and accrued expenses              152,359
                                                                    -----------

             Net cash used in operating activities                     (694,851)
                                                                    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                               (557,014)
Purchase of investments                                              (2,256,877)
                                                                    -----------

             Net cash used in investing activities                   (2,813,892)
                                                                    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Shares issued for cash                                                5,000,000
                                                                    -----------

             Net cash provided by financing activities                5,000,000
                                                                    -----------

Unrealized foreign currency translation adjustment                     (158,610)

NET INCREASE IN CASH                                                $ 1,332,648
                                                                    ===========

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                            506,149

                                                                    -----------
CASH & CASH EQUIVALENTS, END OF PERIOD                              $ 1,838,797
                                                                    ===========

NON CASH FINANCING ACTIVITIES
Issuance of shares for investment                                   $ 9,659,387
Issuance of shares for convertible loan note                             50,000
Common stock subscribed                                               1,000,000



       The accompanying notes to consolidated financial statements are an integral part of these statements.

(1)  Formation and Business of the Company

Internet Holdings, Inc. ("HTTP" or the "Company") is a Utah Corporation which was incorporated on March 8, 1977 under the name Trolley Enterprises, Inc. The Company changed its name to Internet Holdings, Inc. in 1996. HTTP develops and markets its own software and network enabling technologies. It also has a venture capital division. Recent developments include the acquisition of Radical Technology Plc which will enable the Company to generate revenues through the sale of already developed software and intranet products and development of a joint venture company to provide satellite service for voice over IP services to nine separate countries.

(2)  Basis of Presentation

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

The results of operations presented for the three and six month periods ended June 30 2000, are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

During the quarter ended June 30, 2000, the Company emerged from its development stage status by acquiring Radical Technology Plc. The Company's intent was to acquire software development companies as investments and as a result of this acquisition the plan of operations has been initiated.

(3)  Acquisition agreements

On March 3, 2000, the Company offered to acquire Radical Technology Plc ("RadTech"). In connection therewith, it is expected that the Company will issue 1,281,714 shares of common stock, then constituting approximately 7.7% of the Company's outstanding shares, to the stockholders of RadTech in order to acquire 100% of the issued capital stock of RadTech. On April 21, 2000 (the "first closing"), the Company began to issue shares to acquire RadTech. RadTech's financials are consolidated from the first closing date. As of June 30, 2000, the Company acquired 92% of the outstanding shares of RadTech for 1,177,974 shares of the Company's stock at an estimated average price per share of $8.20, thus allocating a purchase price for Radical Technology Plc of approximately $9,659,000. The Company will have an independent appraisal of the transaction to calculate the final purchase price per share. On consolidation the acquisition of RadTech resulted in goodwill of approximately $9,139,000, which will be amortized over five years.

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

On April 17, 2000 the Company purchased a 5% holding in Compaer AG, a supplier of online insurance for both business-to-business and business-to-consumer markets in Germany, for DM2.5million, approximately $1,211,000.

(4)  Stockholders' equity

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

(5)  Comprehensive Income

As of June 30, 2000 and for the six months then ended comprehensive income is comprised of a net loss from operations and the net effect of foreign currency translation adjustments. This comprised a net loss of approximately $987,000 and foreign currency translation adjustment of approximately $159,000 resulting in comprehensive loss of approximately $1,146,000.

(6)  Fixed Assets

Fixed assets are stated at cost and are generally depreciated over two to seven years.

(7)  Employee Stock Options

On May 3, 2000, the Board of Directors approved a combined incentive and nonqualified stock option plan and has reserved 2,500,000 shares of its common stock for issuance upon exercise of options granted under this plan. As of June 30, 2000, the Company has issued 1,268,000 options for certain employees and directors of the Company at fair value.

(8)  Subsequent Events

On July 24, 2000, the Company  completed its  acquisition of Radical  Technology
Plc by placing the dissenting shareholders, comprising 53,543 Internet shares, in a trust to be monitored by Radical Technology's transfer agent. The issuance of this stock will result in an additional purchase price of approximately $439,000 as an adjustment to goodwill, which will be amortized over five years.

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

Current RadTech clients include: British Telecom; Schroders; Ericsson; Texaco; Eidos Interactive; Computer Cab; and other leading brands.

During the quarter ended June 30, 2000, the Company emerged from its development stage status by acquiring Radical Technology Plc. The Company's intent was to acquire software development companies as investments and as a result of this acquisition the plan of operations has been initiated.

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

Results of Operations Three months ended June 30, 2000

     The Company experienced a loss for the quarter ended June 30, 2000 of approximately $637,000. Revenue for the period was approximately $204,000 derived primarily from customized computer software consulting associated with RadTech.

     General and administrative expenses for the quarter ended June 30, 2000 were approximately $689,000. The major components of these expenses were professional fees of approximately $221,000 and Directors' remuneration of approximately $122,000. The professional fees are primarily related to legal costs associated with the Company's acquisitions and SEC filings. The Company incurred amortization of goodwill of approximately $305,000, which resulted from the Company's acquisition of RadTech.

Results of Operations Six months ended June 30, 2000

     The Company's loss for the six months ended June 30, 2000 was approximately $987,000. Operating revenue for the six months ended June 30, 2000 was approximately $204,000.

     General and administrative expenses for the six months ended June 30, 2000 were approximately $1,046,000. Such expenses were primarily comprised of approximately $352,000 for professional fees, Directors' remuneration of approximately $135,000 and public relations and marketing of approximately $100,000.

Liquidity and Capital Resources

     At June 30, 2000 and December 31, 1999 Internet Holdings had current assets of approximately $2,434,000 and $702,000 respectively. At June 30, 2000 and December 31, 1999 Internet Holdings had cash and cash investments of approximately $1,839,000 and $506,000 respectively.

     As of June 30, 2000,  Internet  Holdings had  investments of  approximately
$2,923,000.   The  largest  investment  was  in  Compaer  AG  for  approximately
$1,211,000, one of the largest on-line insurance brokers in Germany.

     As of June 30, 2000, Internet Holdings had goodwill of approximately $8,835,000. The goodwill was associated with the acquisition of RadTech and is based on a purchase price of $8.20 per share. The purchase price is an estimate and the Company plans to obtain an appraiser's opinion as to the value of this investment. The Company's policy is to amortize goodwill over five years.

     As of June 30, 2000, the Company had fixed assets of approximately $1,013,000, which comprised $728,000 of developed software costs.

     As  of  June  30,  2000,  the  Company  had   outstanding   obligations  of
approximately $553,000.

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

     On March 3, 2000 the Company offered to acquire all of the issued and outstanding shares of Radical Technology Plc in a stock-for-stock transaction. The offer was announced as having become unconditional on April 21, 2000 when the Company obtained acceptances from 76.73% of the outstanding shares of Radical Technology Plc. As of June 30, 2000, the Company had acquired 91.91% of the outstanding capital stock.

     On March 24, 2000 the Company entered into an agreement to acquire Core Ventures Limited. Core Ventures Limited, a British Virgin Island venture capital company, is a subsidiary of Troy Limited, a Grand Cayman corporation. The terms of the agreement is the issuance of 1,800,000 common shares of Internet Holdings, Inc. for 100% of the outstanding shares of Core Ventures Limited. Troy Limited has guaranteed the value of Core Ventures Limited, to be determined by the Company on December 15, 2000, to be not less than $25 million. In the event the net assets are lower than $25 million, Troy Limited will pay the difference in cash or marketable securities. Management believe that this deal is probable.

     On April 13, 2000 the Company purchased a 11% holding in Eurindia Plc, an equity management company which seeks to invest in small to medium sized Indian Information Technology services companies, for (pound)400,000 (four hundred thousand pounds sterling), approximately $636,800.

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


                                        INTERNET HOLDINGS, INC.


August 14, 2000                        By:  /s/ Jason Forsyth
                                          --------------------------------------
                                             Jason Forsyth
                                             Chief Financial Officer