Form 10QSB
period 2000-09-30
HTTP TECHNOLOGY INC
filed 2000-11-16
CIK 1001601

SEC 2344 Potential persons who are to respond to the collection of information contained in this form (5-99) are not required to respond unless the form displays a currently valid OMB control number.

                                                     --------------------------
                                                     OMB APPROV
                                                     OMB Number 3235-0416

                                                     Expires: April 30, 2003

                                                     Estimated average burden
                                                     hours per response: 9708.0
                                                     --------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2000

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from __________ to __________

                         Commission file number 0-26886
                                                -------

                              HTTP TECHNOLOGY, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Utah                                         13-3758042
-------------------------------------               ----------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)

               46 Berkeley Square, London, W1X 5DB, UNITED KINGDOM
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                              (011) 44-20-7598-4070
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

               Internet Holdings, Inc., 16 Curzon Street, Mayfair,
                         London W1Y 7FF UNITED KINGDOM
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes |_|   No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 13, 2000:
23,106,573 shares of Common Stock, par value $0.001 per share.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

            The financial statements for the Company's fiscal quarter ended September 30, 2000 are attached to this Report, commencing at page F-1.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Except for historical information, the material contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, as amended ("Fiscal 1999"), which may cause actual results to differ materially from those described. These risks and uncertainties include the rate of market development and acceptance of positioning technology, the unpredictability of the Company's sales cycle, the limited revenues and significant operating losses generated to date, and the possibility of significant ongoing capital requirements. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995".

            HTTP Technology, Inc. and its subsidiaries (collectively referred to as "HTTP" or the "Company") have had only a limited operating history upon which an evaluation of the Company's prospects can be made. The Company's prospects must be considered keeping in mind the risks, expenses, and difficulties frequently encountered in the establishment of a new business in an ever changing industry. There can be no assurance that the Company will be able to achieve profitable operations.

            The report of the Company's former independent accountants, Callaghan Nawrocki LLP, on the Company's financial statements for the fiscal year ended December 31, 1999, includes a statement that the Company is a development stage company. During the quarter ended June 30, 2000, the Company emerged from its development stage status by acquiring Radical Technology Plc. The Company's intent was to acquire software development companies and as a result of this acquisition the plan of operations has been initiated.

            For purposes of the discussion contained herein, all information is reported on a consolidated basis for the Company and its subsidiaries.

BUSINESS STRATEGY

            The Company builds and markets its own software and network enabling products. In addition, it has a venture capital division. HTTP's strategy is to exploit its products through alliances and joint ventures with other organizations. These may come from the collaborative network of our portfolio companies or from separate ventures with third parties.

            HTTP's investment division has a clear emphasis on capital growth, balance sheet strength and the use of its operating subsidiaries to create cash flow. The investments made by HTTP provide strong net assets and are a part of HTTP's overall business strategy. As each company in which HTTP has invested concludes a public offering or other event allowing HTTP to realize its investment, HTTP will receive additional funds to invest in product development.

            Radical Technology PLC ("RadTech"), a 94%-owned subsidiary of the Company, was acquired in April 2000. RadTech is now fully integrated into the Company's operations and provides consistent revenue from product sales. RadTech has developed an advanced systems integration business with existing blue-chip clients. Current RadTech clients include British Telecom, Ericsson, Texaco, Eidos Interactive, and Computer Cab.

            We also acquired two technology investment companies in stock acquisitions. The acquisitions include Core Ventures Limited ("Core"), a British Virgin Island company, with investments and a strategic alliance with Red Cube AG. Core was acquired in September 2000. Ferman AG, a Swiss based company, was acquired in October, 2000. Ferman AG's principal assets include a 10% stake in SGA (Schweizerische Gesellschaft fur Aktienhandel und Research AG), a Swiss based equity management company, and a 4.8% stake in Top Tier Software, Inc., a San Jose based software company that provides leading companies with eBusiness-to-Business Enterprise Information Portal technology. Ferman AG's strategy centers on identifying and investing in the most attractive early stage to pre-IPO start-up companies globally.

RESULTS OF OPERATIONS

Quarter Ended September 30, 2000

            The Company commenced operations under the current management on October 18, 1999. As such, there is no comparable data for the quarter ended September 30, 1999. The Company has relied heavily upon proceeds from the sale of its securities to fund its operations.

            The Company experienced a loss for the quarter ended September 30, 2000 of approximately ($2,174,000). Revenue for the period was approximately $21,000 derived primarily from customized computer software consulting associated with RadTech.

            General and administrative expenses for the quarter ended September 30, 2000 were approximately $821,000. The major components of these expenses were professional fees of approximately $275,000, directors' remuneration of approximately $103,000 and public relations and marketing of approximately $161,000. The professional fees are primarily related to legal costs associated with the Company's acquisitions, the Company's application for NASDAQ National Market and SEC filings. The Company incurred amortization expenses relating to goodwill of approximately $460,000, which resulted from the Company's acquisition of RadTech. The Company has decided to expense all software product development costs, which has resulted in an expense of $1,051,000 in the quarter ended September 30, 2000, due to management's reevaluation of its projects in determining the point of technical feasibility.

            The number of employees on September 30, 2000 was 43, an increase from 3 as of the end of Fiscal 1999.

            On September 20, 2000, the Company acquired all of the capital stock of Core Ventures Ltd., a corporation organized under the laws of the British Virgin Islands ("Core"). Under the terms of the agreement, the Company issued 1,800,000 shares of the Company's Common Stock, par value $.001 per share, of which 1,520,000 were issued to Muca Group Ltd., for 100% of the outstanding shares of Core. Dr. Alexander Nill, a director of the Company, is the sole shareholder of Muca Group, Ltd. As part of the consideration for the issuance of shares, Dr. Nill has guaranteed the value of Core, to be determined by an independent appraisal on December 15, 2000, to be not less than $25 million. In the event the net assets are lower than $25 million, Dr. Nill will pay the difference in cash or marketable securities.

Nine Months Ended September 30, 2000

            The Company's loss for the nine months ended September 30, 2000 was approximately ($3,161,000). Operating revenue for the nine months ended September 30, 2000 was approximately $225,000.

            General and administrative expenses for the nine months ended September 30, 2000 were approximately $1,867,000. Such expenses were primarily comprised of approximately $627,000 for professional fees, directors' remuneration of approximately $238,000 and public relations and marketing of approximately $261,000. The Company has decided to expense all software product development costs which has resulted in an expense of $1,051,000 in the nine months ended September 30, 2000, due to management's reevaluation of its projects in determining the point of technical feasibility.

LIQUIDITY AND CAPITAL RESOURCES

            At September 30, 2000 and December 31, 1999, the Company had current assets of approximately $15,530,000 and $702,000 respectively. At September 30, 2000 and December 31, 1999 the Company had cash and cash investments of approximately $1,025,000 and $506,000, respectively. At September 30, 2000 and December 31, 1999, the Company had other receivables of approximately $14,115,000 and $1,000, respectively. The other receivables as of September 30, 2000 were primarily comprised of approximately $14,004,000 that represents part of the guaranteed value of Core's net assets.

            As of September 30, 2000, the Company had investments of approximately $13,730,000. The largest investment was in Red Cube AG for approximately $11,016,000, a leading voice-over IP company located in Switzerland. The Company valued this investment based on a recent rights issue by Red Cube AG, at 120 Swiss Francs, approximately $68, per share.

            As of September 30, 2000, the Company had goodwill of approximately $8,409,000. The goodwill was associated with the acquisition of RadTech and is based on a purchase price of $8.20 per share. The purchase price is an estimate and the Company has obtained an appraiser to provide an opinion as to the value of this investment before year-end. The Company's policy is to amortize goodwill over five years.

            As of September 30, 2000, the Company had net fixed assets of approximately $333,000. As of September 30, 2000, the Company had outstanding obligations of approximately $574,000.

            The Company intends to continue to acquire investments in software development companies to further its business strategy. To date, the Company has depended upon the sale of its equity to fund its operations. Since the end of Fiscal 1999, the Company has raised approximately $5,000,000 in private placements pursuant to an underwriting agreement completed on January 28, 2000. The Company is in the process of raising up to $30,000,000 pursuant to an exemption from registration under Regulation S under the Securities Act of 1933, as amended.

RECENT DEVELOPMENTS

            On October 5, 2000, the Company acquired all of the outstanding capital stock of Ferman AG, a Swiss venture capital company ("Ferman"). The Company paid the purchase price by issuing to the stockholders of Ferman an aggregate of 2,550,000 shares of the Company's Common Stock. Dr. Alexander Nill, and Martin Lechner, directors of the Company, were principal shareholders of Ferman, and in consideration for the sale of their shares in Ferman, each received 850,000 shares of the Company's Common Stock.

            On October 12, 2000, the Company changed its name from Internet Holdings, Inc. to HTTP Technology, Inc. This change was approved by the stockholders of the Company at the Company's Annual Meeting held on October 10, 2000.

            In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement was amended by the issuance of SFAS 137 and SFAS 138, which is effective for the Company beginning January 1, 2001 and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. Management of the Company anticipates that the adoption of SFAS 133 will not have a material impact on the Company's financial position or its results of operations.

            In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective for the Company's fourth quarter of 2000. The Company does not expect the implementation of SAB 101 to have a material effect on its financial position or results of operations.

            In March 2000, the FASB issued interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25" (FIN. 44). The interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB No. 25 "Accounting for Stock Issued to Employees." The effective date of the interpretation is July 1, 2000. The provisions of the interpretation will apply prospectively, but it will also cover certain events occurring after December 15, 1998 and after January 12, 2000. The adoption of FIN. 44 did not have an effect on the current or historical consolidated financial statements.

                                    PART II

Item 1. Legal Proceedings

            None.

Item 2. Changes in Securities

      (a)   None.

      (b)   None.

      (c) On September 20, 2000, the Company acquired all of the capital stock of Core Ventures Limited, a corporation organized under the laws of the British Virgin Islands ("Core"). The Company paid the purchase price by issuing to the stockholders of Core an aggregate of 1,800,000 shares (the "Shares") of the Company's Common Stock. The Company issued the Shares in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

      (d) None.

Item 3. Defaults Upon Senior Securities

            None.

Item 4. Submission of Matters to a Vote of Security Holders

            None.

Item 5. Other Information

            On October 12, 2000, the Company changed its name from Internet Holdings, Inc. to HTTP Technology, Inc. This change was approved by the stockholders of the Company at the Company's Annual Meeting held on October 10, 2000.

Item 6. Exhibits and Reports on Form 8-K

                  (a)   Exhibits

                        --------------------------------------------------------
                                            Stock Purchase Agreement by and
                        Exhibit 10.1 between Internet Holdings, Inc. and Troy, Ltd. dated September 7, 2000
                                            (1)
                        --------------------------------------------------------
                        Exhibit 27          Financial Data Schedule
                        --------------------------------------------------------

                        (1) Incorporated herein by reference to the Company's Current Report on Form 8-K, filed September 27, 2000.

                  (b)   Reports on Form 8-K

                        Current Report on Form 8-K, filed August 18, 2000, announcing the appointment of Charles Schwab, Jr. to the Board of Directors.

                        Current Report on Form 8-K, filed September 27, 2000, announcing the acquisition of all of the capital stock of Core Ventures, Ltd.

                     HTTP TECHNOLOGY, INC. and SUBSIDIARIES

             Index to Consolidated Financial Statements (Unaudited) as of and for the Quarter and Nine Months Ended September 30, 2000

Consolidated Balance Sheets as of September 30, 2000 (Unaudited)
and December 31, 1999 (Audited) ..........................................   F-2

Consolidated Statements of Operations for the three months ended
September 30, 2000 (Unaudited), and the nine months ended
September 30, 2000 (Unaudited), ..........................................   F-3

Consolidated Statement of Cash Flows for the nine months ended
September 30, 2000 (Unaudited) ...........................................   F-4

Notes to Consolidated Financial Statements ...............................   F-5

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                       September 30,     December 31,
                                                           2000              1999
                                                       ------------      ------------
                     ASSETS                            (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                            $  1,025,387      $    506,149
  Accounts receivable                                       179,127                --
  Other receivables                                      14,114,768             1,474
  Prepaid expenses                                          177,432           194,445
  Unbilled services                                          32,796                --
                                                       ------------      ------------
         Total current assets                            15,529,510           702,068

FIXED ASSETS, at cost, net of accumulated
depreciation of $46,404                                     333,076                --

INVESTMENTS                                              13,730,250           666,406

GOODWILL                                                  8,409,106                --

SECURITY DEPOSITS                                           217,125                --
                                                       ------------      ------------

                                                       $ 38,219,067      $  1,368,474
                                                       ============      ============

                 LIABILITIES AND
              STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                    $    363,852      $         --
   Accrued expenses                                         210,388            85,591
                                                       ------------      ------------

         Total current liabilities                          574,240            85,591

CONVERTIBLE NOTE                                                 --            50,000
                                                       ------------      ------------

         Total liabilities                                  574,240           135,591
                                                       ------------      ------------

MINORITY INTEREST                                               814                --

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 50,000,000 shares           20,556            11,359
  authorized, 20,556,573 and 11,359,470 shares
  issued and outstanding, respectively
  Additional paid-in capital                             41,999,410         1,217,362
  Accumulated other comprehensive income                   (219,072)               --
  Retained earnings (accumulated deficit)                (3,156,881)            4,162
                                                       ------------      ------------
                                                         38,644,013         1,232,883
  Less: Stock subscription receivable                    (1,000,000)               --
                                                       ------------      ------------

         Total stockholders' equity                      37,644,013         1,232,883
                                                       ============      ============

                                                       $ 38,219,067      $  1,368,474
                                                       ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Nine Months      Three Months
                                                             Ended            Ended
                                                         September 30,     September 30,
                                                             2000              2000
                                                         ------------      ------------
REVENUES                                                 $    224,546      $     20,668

EXPENSES:
         Selling, general and administrative charges        1,866,592           821,153
         Software development costs                         1,050,939         1,050,939
         Amortization of goodwill                             764,464           459,819
                                                         ------------      ------------
                                                            3,681,995         2,331,911

          Operating loss                                   (3,457,449)       (2,311,243)

OTHER INCOME:
         Interest and other income                            102,038            25,103
         Net foreign exchange gains                           130,177            40,558
                                                         ------------      ------------
                                                              232,215            65,661

         Net loss before minority interest                 (3,225,234)       (2,245,582)

MINORITY INTEREST                                             (64,191)          (71,370)
                                                         ------------      ------------
          Net loss                                       $ (3,161,043)     $ (2,174,212)
                                                         ============      ============

PER SHARE DATA:
         Basic and diluted loss per share                $      (0.18)     $      (0.11)
                                                         ============      ============

         Weighted average number of common
                 shares outstanding                        17,277,981        18,960,563
                                                         ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                    Nine Months
                                                                       Ended
                                                                   September 30,
                                                                       2000
                                                                   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $ (3,161,043)
Adjustments to reconcile net loss to net cash
used in operating activities
      Depreciation                                                       46,404
      Software Development Costs                                      1,050,939
      Amortization of goodwill                                          764,464
      Minority Interest in net earnings of subsidiary                   (64,191)
Changes in operating assets and liabilities, net of effects
   from acquisitions of businesses
       Decrease in accounts receivable                                  201,622
       Increase in other receivables                                   (109,495)
       Decrease in prepaid expenses                                      17,013
       Decrease in unbilled services                                      2,055
       Increase in security deposits                                   (217,125)
       Increase in accounts payable                                     363,852
       Decrease in accrued expenses                                     (25,957)
                                                                   ------------

           Net cash used in operating activities                     (1,131,462)
                                                                   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                               (987,587)
Purchase of investments and businesses,                              (2,242,109)
  net of assets acquired                                           ------------

           Net cash used in investing activities                     (3,229,696)
                                                                   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Shares issued for cash                                                5,099,468
                                                                   ------------

           Net cash provided by financing activities                  5,099,468
                                                                   ------------

Unrealized foreign currency translation adjustment                     (219,072)

NET INCREASE IN CASH                                               $    519,238
                                                                   ============

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                            506,149
                                                                   ------------
CASH & CASH EQUIVALENTS, END OF PERIOD                             $  1,025,387
                                                                   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes                                         $      8,000

NON CASH FINANCING ACTIVITIES
Issuance of shares for investment                                  $ 34,816,245
Issuance of shares for convertible loan note                             50,000
Common stock subscribed                                               1,000,000

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1) Formation and Business of the Company

            Internet Holdings, Inc. ("HTTP" or the "Company") is a Utah corporation that was incorporated on March 8, 1977 under the name Trolley Enterprises, Inc. The Company changed its name from Internet Holdings, Inc. to HTTP Technology, Inc. on October 10, 2000. HTTP develops and markets its own software and network enabling technologies. It also has a venture capital division. The Company recently acquired Radical Technology Plc, which will enable the Company to generate revenues through the sale of already developed software and intranet products, and Core Ventures Limited and Ferman AG, investment companies.

(2) Basis of Presentation

            The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented. All significant intercompany transactions have been eliminated in consolidation.

            The results of operations presented for the nine months and quarter ended September 30, 2000, are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

(3) Acquisition agreements

            On March 3, 2000, the Company offered to acquire Radical Technology Plc ("RadTech"). In connection therewith, it was stated that the Company expected to issue 1,281,714 shares of common stock, then constituting approximately 7.7% of its outstanding shares, to the stockholders of RadTech in order to acquire 100% of the issued capital stock of RadTech. The offer was announced as having become unconditional on April 21, 2000 when the Company obtained acceptances from 76.73% of the outstanding shares of RadTech. As of September 30, 2000, the Company had issued 1,197,103 shares of the Company's Common Stock in exchange for 93.4% of RadTech's outstanding capital stock. The consolidation of RadTech financials occurs from the first closing date on April 21, 2000. On consolidation the acquisition of RadTech resulted in goodwill of $9,173,570. Goodwill is amortized over five years.

            On March 24, 2000 the Company entered into an agreement to acquire Core Ventures Limited ("Core"), a British Virgin Island venture capital company. The Company completed this transaction on September 20, 2000. Under the terms of the agreement, the Company issued 1,800,000 shares of the Company's Common Stock of which 1,520,000 were issued to Muca Group Ltd., for 100% of the outstanding shares of Core. Dr. Alexander Nill, a director of the Company, is the sole shareholder of Muca Group, Ltd. As part of the consideration for the issuance of shares, Dr. Nill has guaranteed the value of Core, to be determined by an independent appraisal on December 15, 2000, to be not less than $25 million. In the event the net assets are lower than $25 million, Dr. Nill will pay the difference in cash or marketable securities. The consolidation of Core financials occurs from September 30, 2000. As of September 30, 2000, the value of the guarantee by Dr. Nill under "Other receivables" was approximately $14,004,000.

            On May 3, 2000 the Company entered into an agreement to acquire Ferman AG, a Swiss venture capital company ("Ferman"). The Company concluded the acquisition on October 5, 2000. Under the terms of the agreement, the Company acquired all of the outstanding stock of Ferman in exchange for an aggregate of 2,550,000 shares of the Company's Common Stock.

            The following unaudited pro forma consolidated statement of operations data for the nine months and quarter ended September 30, 2000 give effect to the acquisition of Core and RadTech, as if each of these acquisitions had occurred on January 1, 2000 and July 1, 2000, respectively.

            All of the following unaudited pro forma consolidated results of operations give effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place.

                                         Nine Months Ended   Three Months Ended
Pro forma:                               September 30, 2000  September 30, 2000
                                         ------------------  ------------------

Revenues .............................       $    573,475      $    224,546
Net loss .............................       $ (3,939,329)     $ (3,161,043)
Basic and diluted net loss
 per share ...........................       $      (0.20)     $      (0.15)
Weighted average shares outstanding ..         19,565,332        20,556,573

(4) New Accounting Pronouncements

            In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement was amended by the issuance of SFAS 137 and SFAS 138, which is effective for the Company beginning January 1, 2001 and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. Management of the Company anticipates that the adoption of SFAS 133 will not have a material impact on the Company's financial position or its results of operations.

            In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective for the Company's fourth quarter of 2000. The Company does not expect the implementation of SAB 101 to have a material effect on its financial position or results of operations.

            In March 2000, the FASB issued interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, and Interpretation of APB Opinion No. 25" (FIN. 44). The interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB No. 25 "Accounting for Stock Issued to Employees." The effective date of the interpretation is July 1, 2000. The provisions of the interpretation will apply prospectively, but it will also cover certain events occurring after December 15, 1998 and after January 12, 2000. The adoption of FIN. 44 did not have an effect on the current or historical consolidated financial statements.

(5) Stockholders' equity

            On January 24, 2000, Palamon (Gestion) S.A. exercised its loan note for $50,000 for 200,000 shares. The purpose of the loan note was to enable the Company to file all outstanding reports required by the Securities Exchange Act, and to search for suitable acquisition candidates in the Internet related fields.

            On January 28, 2000, the Company sold 5,000,000 shares of common stock at a price of $1.00 per share pursuant to Regulation S. The Company has agreed to register 25% of the shares under the Securities Act of 1933, as amended. In consideration for underwriting the issue in full, the underwriter received warrants to purchase up to 1,000,000 shares of common stock of the Company at a price of $1.00 per share. On May 12, 2000, the underwriters exercised all the warrants under a stock subscription agreement for $1,000,000.

            On April 21, 2000, the Company issued 1,016,088 shares of common stock in the first closing of the acquisition of RadTech. The purchase price allocated to this transaction is based on $8.20 per share. The Company will have an independent appraisal of the transaction to calculate the final purchase price per share. As of September 30, 2000, the Company has issued 1,197,103 shares and acquired 93.4% of the outstanding shares of RadTech.

(6) Comprehensive Income

            As of September 30, 2000, and for the nine months and quarter then ended comprehensive income is comprised of a net loss from operations and the net effect of foreign currency translation adjustments. This comprised a net loss of approximately $3,161,000 and $2,174,000 and foreign currency translation adjustments of approximately $219,000 and $61,000, resulting in comprehensive loss of approximately $3,380,000 and $2,235,000, respectively.

(7) Fixed Assets

            Fixed assets are stated at cost and are generally depreciated over two to seven years.

(8) Research and Development

            Research and development costs are expensed as incurred in accordance with the Statement of Financial Accounting Standards (SFAS) 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". The Company has decided to expense all software product development costs, which has resulted in total expense of $1,051,000 for the nine months and quarter ended September 30, 2000, respectively, due to management's reevaluation of its projects in determining the point of technical feasibility.

(9) Employee Stock Options

            On May 3, 2000, the Board of Directors approved the Company's Combined Incentive and Nonqualified Stock Option Plan and has reserved 2,500,000 shares of its common stock for issuance upon exercise of options granted under this plan. As of September 30, 2000, the Company has issued 1,168,000 options for certain employees and directors of the Company at fair value.

(10) Subsequent Events

            On May 3, 2000 the Company entered into an agreement to acquire Ferman AG, a Swiss venture capital company ("Ferman"). The Company concluded the acquisition on October 5, 2000. Under the terms of the agreement, the Company acquired all of the outstanding stock of Ferman in exchange for an aggregate of 2,550,000 shares of the Company's Common Stock.

            On October 10, 2000 the Company held a stockholders meeting whereby the Company's Combined Incentive and Nonqualified Stock Option Plan was approved by the stockholders. The stockholders also approved the change of the Company's name to HTTP Technology, Inc.

                                    SIGNATURE

            In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HTTP TECHNOLOGY, INC.


                                     By:  /s/ STEFAN ALLESCH-TAYLOR
                                          -------------------------------------
                                          Stefan Allesch-Taylor
                                          President and Chief Executive Officer


                                     By:  /s/ JASON E. FORSYTH
                                          -------------------------------------
                                          Jason E. Forsyth
                                          Chief Financial Officer

Date: November 15, 2000