Form 10KSB/A
period 1999-12-31
HTTP TECHNOLOGY INC
filed 2001-04-17
CIK 1001601

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                FORM 10-KSB/A-1

   /X/     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

   / /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM             TO

                        COMMISSION FILE NUMBER: 0-26886
                             HTTP TECHNOLOGY, INC.
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                                     13-4148725
      (State or other jurisdiction of             (IRS Employer Identification Number)
               incorporation)

    46 Berkeley Square, Mayfair, London,                        W1J 5AT
               United Kingdom                                  (Zip Code)
  (Address of principal executive offices)

                            ------------------------

    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 011 44 207 598 4070

         Securities registered under Section 12(b) of the Exchange Act:

         TITLE OF EACH CLASS REGISTERED:               NAME OF EACH EXCHANGE ON WHICH REGISTERRED:
--------------------------------------------------  --------------------------------------------------
                       None                                                None

         Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, PAR VALUE $0.001
                            ------------------------

                                (TITLE OF CLASS)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  / /    No  /X/

    Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/.

    State the issuer's revenues for its most recent fiscal year: $0.

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

    State the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date: 33,118,940 shares (post-split) of the registrant's common stock are issued and outstanding as of March 24, 2000.

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

    Transitional Small Business Disclosure Format (check
one):  Yes  / /    No  /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    NOTE REGARDING AMENDMENT AND RESTATEMENT

    The Annual Report on Form 10-KSB of HTTP Technology, Inc., formerly known as Internet Holdings, Inc. ("HTTP" or the "Company"), for the fiscal year ended December 31, 1999, dated March 29, 2000 and filed on March 30, 2000, is hereby amended and restated in its entirety. This amendment and restatement is necessary to reflect the impact of the revised accounting treatment, in accordance with the requirements of Emerging Issues Task Force Issue No. 96-18 (EITF 96-18), for the issuance of shares of the Company's Common Stock, par value $0.001 per share, to a service provider in December 1999.

    During December 1999, the Company entered into a consulting agreement with a third party that was to provide acquisition services for a one-year period in exchange for 1,200,000 shares of the Company's Common Stock. While the agreement was dated December 1999 and was related to future services, the Company believed that the shares were issued primarily for services provided in the past. The shares were therefore recorded based on the average share price during October 1999, the period in which the service provider performed certain services. As of December 31, 1999, the Company recorded a prepaid expense of $194,445 in relation to this agreement.

    Under EITF 96-18, where fully vested and non-forfeitable shares are issued, the measurement date occurs when the agreement is entered into between the two parties. This occurred on December 22, 1999, at which point the Company's share price was approximately $1.35. Accordingly, in the restated financial statements, the Company recorded a prepaid expense of $1,580,055 compared to $194,445 in the previously filed financial statements. The prepaid expense is being amortized on a straight-line basis over the 12-month period of the agreement. As a result of these adjustments, as of December 31, 1999, total assets were revised from $1,368,474 to $2,754,084, total stockholders' equity was revised from $1,232,883 to $2,618,493 and net income/(loss) was revised from $4,162 to ($30,228). Since this restatement involves non-cash consideration, it has no effect on the Company's cash position or shares in issue.

    On October 10, 2000, the Company's stockholders approved a change of the Company's name from Internet Holdings, Inc. to HTTP Technology, Inc. On
December 19, 2000, upon written consent by stockholders holding an aggregate of 70.3% of the votes eligible to be cast at a meeting of stockholders, the Company was reincorporated from Utah to Delaware. On February 5, 2001, the Company effected a 2-for-1 forward split of its Common Stock. While this Annual Report is prepared for the fiscal year ended December 31, 1999, this Amended and Restated Report reflects each of the foregoing events that occurred subsequent to December 31, 1999.

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

A. BUSINESS DEVELOPMENT

    BACKGROUND

    HTTP Technology, Inc. is a Delaware Corporation which was incorporated in Utah on March 8, 1977 (hereinafter, "HTTP" or "the Company") under the name Trolley Enterprises, Inc. The Company is authorized to issue 100,000,000 shares of common stock, par value $0.001 per share (the "Common Stock"). As of March 24, 2000, 33,118,940 shares of common stock and warrants to purchase 2,000,000 shares of common stock were issued and outstanding.

    HTTP has not been subject to bankruptcy, receivership or any similar proceedings.

    HTTP maintains its corporate offices at 46 Berkeley Square, Mayfair, London, United Kingdom W1J 5AT.

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

    REVERSE ACQUISITION OF THE COMPANY BY FAIRFAX EQUITY LTD.

    On October 27, 1999, the Company entered into a conditional Acquisition Agreement and Plan of Reorganization (the "Reorganization Agreement") with Fairfax Equity Ltd. ("Fairfax"), a holding company, and the stockholders of Fairfax whereby the Company would acquire all of the issued capital stock of Fairfax. The acquisition was contingent upon the completion by the Company of its previously unfiled audited financial statements, the filing of all outstanding reports required by the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the settlement of all outstanding legal proceedings. On December 22, 1999, all the conditions precedent to the Reorganization Agreement were met by the Company and, accordingly, the Company and Fairfax proceeded to implement the transactions contemplated by the Reorganization Agreement. Pursuant to this implementation, the Company issued a total of 17,280,000 shares of common stock to the shareholders of Fairfax in order to acquire 100% of the issued capital stock of Fairfax. These shares accounted for 80.3% of the issued share capital of the Company. The shareholders of Fairfax as a group thus acquired a majority of the shares issued and STG Holdings Plc ("STG"), the major shareholder of Fairfax, controlled 60.2% of the Company. Simultaneously with the closing of the Reorganization Agreement, Stefan Allesch-Taylor, the Company's present President, Chief Executive Officer and Director, Nicholas Thistleton, and Sir Euan Calthorpe were appointed to the Board of Directors.

B. CURRENT BUSINESS OPERATIONS

    GENERAL

    HTTP intends to make strategic acquisitions in Internet and Internet-related businesses in Europe, the United States and other regions as these markets expand. These acquisitions will be effected through the purchase of both minority and majority interests, joint ventures, partnerships and alliances. It is anticipated that the Company will take an active role in the management and development of the acquired companies, adding financial and management resources to the companies in which it invests. It is anticipated that HTTP's collaborative network will enable a mutual leveraging of resources that will enhance the long-term market potential of its companies and create value for the Company's shareholders. As of March 31, 2000, HTTP has raised $4.95 million, net of expenses, pursuant to a Regulation S offering of 10,000,000 common shares to pursue its investing strategy.

    COMPETITION

    The Company will face competition from other capital providers including publicly-traded Internet companies, venture capital companies and large corporations. Many of these competitors have greater financial resources and brand name recognition than the Company. These competitors may limit the Company's opportunity to acquire interests in other attractive Internet and Internet related companies. If the Company cannot acquire interests in such companies on reasonable terms, the business strategy of creating a collaborative network of Internet companies may not succeed.

    The Company's Internet investments will compete in the electronic technology and Internet service arenas, specifically e-commerce businesses. The market for Internet products and services is rapidly evolving and highly competitive. Although HTTP believes that the diverse segments of the Internet market will provide opportunities for more than one supplier of products and services similar to those of the Company's prospective Internet investments, it is possible that a single supplier may dominate one or more market segments. The Company believes the principal competitive factors in this market are name recognition, performance, ease of use, variety of value-added services, functionality and features and quality of support. It is anticipated that competitors will include a wide variety of companies and organizations, including Internet software, content, service and technology companies, telecommunication companies, cable companies and equipment/technology suppliers. Once fully operational, a number of the Company's competitors will have greater financial, technical and marketing resources than the Company.

    EMPLOYEES

    As of March 24, 2000, HTTP had 5 employees, of which all are full-time employees.

C. OFFER TO ACQUIRE RADICAL TECHNOLOGY PLC

    On March 3, 2000, the Company offered to acquire all of the issued and outstanding shares of HTTP Software, Plc (formerly Radical Technology Plc ("RadTech")), in a stock-for-stock transaction valued at approximately
$12 million (the "Offer"). Pursuant to the Offer, HTTP offered 100 shares of common stock of the Company (the "Exchange Stock") for every 143 shares of capital stock of RadTech. Assuming full acceptance of the offer, 2,563,428 shares of the Company will be issued then constituting approximately 7.7% of the Company's outstanding shares. The Exchange Stock will not be registered under the Securities Act of 1933, as amended (the "Securities Act"). However, as a condition of the Offer, within twelve months from the date of issue of the Exchange Stock, the Company shall file a registration statement with the Securities and Exchange Commission (the "Commission") covering the Exchange Stock. Furthermore, during this twelve-month period, the Company shall not file a registration statement covering any shares held by STG Holdings Plc, the 39% shareholder of the Company. Through March 31, 2000, shareholders holding approximately 57% of the

RadTech shares had irrevocably undertaken to accept the Offer. However, no assurance can be given that the transactions contemplated by the Offer will close.

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

ITEM 2. DESCRIPTION OF PROPERTY.

    The Company maintains its corporate offices at 46 Berkeley Square, Mayfair, London, United Kingdom W1J 5AT (the "Office"). The Office is comprised of 9,462 square feet. The lease is renewable annually.

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

    The following table sets forth the range of high and low bid information for HTTP common stock for each quarter within the last two fiscal years. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

                                                              1999                  1998
                                                         BID PRICES ($)        BID PRICES ($)
                                                       -------------------   -------------------
PERIOD                                                   HIGH       LOW        HIGH       LOW
------                                                 --------   --------   --------   --------
First Quarter........................................  0.875      0.09375    0.15625    0.046875
Second Quarter.......................................  0.25       0.125      0.15625    0.125
Third Quarter........................................  0.203125   0.078125   0.15625    0.078125
Fourth Quarter.......................................  2.375      0.078125   0.5625     0.03125

    HOLDERS

    On March 24, 2000, there were 790 holders of record of HTTP Common Stock.

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

    RECENT SALES OF UNREGISTERED SECURITIES

    On October 25, 1999, the Company raised $50,000 through the issuance of a Convertible Loan Note (the "Note") to Palamon (Gestion) S.A. The Note was offered pursuant to an exemption from registration under Regulation S promulgated under the Securities Act. The purpose of this funding was to enable the Company to file all outstanding reports required by the Exchange Act, and to search for suitable acquisition candidates in the Internet related fields. The Note bore interest at 5.5% per annum. The Note was converted by the Note holder into 400,000 shares of common stock in the Company at the rate of $0.125 per share on January 24, 2000.

    On December 22, 1999, the Company entered into an annual consulting agreement with Oxford Capital, Inc. Payment was made by the issuance of 1,200,000 shares of common stock at the weighted average rate of approximately $1.35 per share. Such shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

    On January 6, 2000, the Company entered into an underwriting agreement (the "Underwriting Agreement") with Panther Capital Ltd. ("Panther") to sell shares of common stock and warrants of the Company pursuant to an exemption from registration under Regulation S promulgated under the Securities Act. Under the Underwriting Agreement, the Company sold 10,000,000 shares of its common stock, par value $0.001 (the "Panther Shares"), at a price of $0.50 per share to certain sub-underwriters named in the Underwriting Agreement, for whom Panther acted as lead underwriter. In consideration for such underwriting, Panther received warrants to purchase up to 2,000,000 shares of common stock of the Company (the "Warrants"). The Warrants are exercisable at $0.50 per share if exercised within one year of the date of the first closing of the Agreement which occurred on January 28, 2000 (the "First Closing") and at a price of $5.00 per share if exercised within two years of the date of the First Closing. Warrants which have not been exercised before the second anniversary of the First Closing will expire automatically.

    Under the Underwriting Agreement the Company had agreed to prepare and file with the Commission a registration statement covering 25% of the Panther Shares within 90 days of the completion of the offering of the Panther Shares (the "Registration Statement"). Prior to and during the period of 120 days after the Registration Statement is declared effective by the Commission, the Company has agreed not, without prior written consent of Panther, to issue, offer, sell, or grant options to purchase or otherwise dispose any of the Company's equity securities or any other securities convertible into or exchangeable for its common stock or other equity security, other than pursuant to transactions already disclosed to Panther. Additionally, for a period of 180 days after the first date that any of the Panther Shares are released for sale to the public, the officers and directors of the Company have agreed not to directly or indirectly sell or offer to sell or otherwise dispose any of their shares of common stock of the Company or any right to acquire any such shares without the prior written consent of Panther.

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

    On March 3, 2000 the Company offered to acquire all of the issued and outstanding shares of RadTech in a stock-for-stock transaction valued at approximately $12 million. Through March 31, 2000, the Company had received irrevocable acceptances from 57% of RadTech outstanding shares. RadTech's core products include: ReAD (Rapid e-Business Application Development)--a unique method that helps clients realize the benefits of e-business initiatives most effectively; RADNeT--a software framework with multi-level security for building, integrating and presenting Internet, Intranet and Extranet solutions; PLANNeT--a web-based multi-project management tool; DOCUNeT--a knowledge management system and Intranet in a Box--an easy intranet deployment tool. RadTech will provide part of a strategic integration to enhance the incubator infrastructure.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
     OPERATIONS

    The Company had no operating activities in 1999. As of December 31, 1999, the Company had current assets of $2,087,678.

    At this time, the Company had outstanding obligations of $135,591, of which $50,000 was a convertible loan note that was exercised on January 24, 2000. The purpose of the loan note was to enable the Company to file all outstanding reports required by the Exchange Act and to search for suitable acquisition candidates in the Internet related fields. The loan note bore interest at 5.5% per annum.

    HTTP is the successor consolidated entity formed by the reverse acquisition on December 22, 1999 by Fairfax Equity, Ltd. of Internet Holdings, Inc. Pursuant to the reverse acquisition, Fairfax's shareholders were issued 17,280,000 shares of the Company, then constituting 80.3% of outstanding common shares. At the time of acquisition, the majority stockholder of Fairfax represented the value of Fairfax's cash and investment assets to be not less than $2,160,000. In the event that when the investment is realized, the net proceeds, together with cash at the date of acquisition, total less than $2,160,000, the majority stockholder of Fairfax has guaranteed to contribute additional cash to bring the total amount up to $2,160,000.

    On January 6, 2000, the Company entered into an underwriting agreement with Panther Capital Ltd. to sell shares of common stock and warrants of the Company pursuant to an exemption from registration under Regulation S promulgated under the Securities Act. Under this agreement, the Company sold 10,000,000 shares of its common stock at a price of $0.50. The Warrants are exercisable at $0.50 per share if exercised within one year of the date of the first closing of the Agreement which occurred on January 28, 2000 (the "First Closing") and at a price of $5.00 per share if exercised within two years of the date of the First Closing. Warrants which have not been exercised before the second anniversary of the First Closing will expire automatically.

    Further funding will be necessary for the Company to continue its plan of operations.

ITEM 7. FINANCIAL STATEMENTS.

    The information required by this Item is included on pages F-1 to F-11 of this Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

PREVIOUS INDEPENDENT ACCOUNTANTS

    On June 26, 2000, the Company and its independent accountants, Callaghan Nawrocki LLP, mutually agreed that Callaghan Nawrocki LLP would terminate its relationship as the Company's auditors. The Board of Directors recommended and approved the decision to change independent accountants.

    The reports of Callaghan Nawrocki LLP on the financial statements for the year ended December 31, 1998 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for the report on the 1998 audited financial statements which included a modification on the Company's ability to continue as a going concern. In connection with the audit for the year ended December 31, 2000, the Company's new independent accountants, Arthur Andersen, conducted an independent audit of the financial statements for the year ended December 31, 1999, and in connection therewith, the Company has amended its Annual Report for the year ended December 31, 1999 to include the financial statements for such year as audited by Arthur Andersen. The amended and restated financial statements for the year ended December 31, 1999 modify, in certain respects, the financial statements for such fiscal year as previously reported.

    In connection with its audits for the year ended December 31, 1998, there were no disagreements with Callaghan Nawrocki LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to the satisfaction of Callaghan Nawrocki LLP, would require disclosure.

NEW INDEPENDENT ACCOUNTANTS

    On June 26, 2000, the Company engaged Arthur Andersen as its independent accountants to examine and report on the Company's financial statements for the year ended December 31, 2000. This engagement was ratified by the stockholders of the Company at the Company's 2000 Annual Meeting. Prior to its engagement of Arthur Andersen, the Company had not consulted with Arthur Andersen on items which (a) were, or should have been, subject to SAS 50 or (b) concerned a disagreement or reportable event with Callaghan Nawrocki LLP as described in Regulation S-B Item 304(a)(2).

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

    The following table sets forth the officers and directors of HTTP as of March 31, 2000:

NAME                                          AGE                           POSITION
----                                        --------                        --------
Stefan Allesch-Taylor.....................     30      President, Chief Executive Officer and Director
Jason E. Forsyth..........................     29      Chief Financial Officer
Nicholas Thistleton.......................     30      Chief Technical Officer and Director
Sir Euan Calthorpe........................     34      Director

    Directors are elected in accordance with the Company's by-laws to serve until the next annual stockholders meeting and until their successors are elected in their stead. HTTP does not currently pay compensation to directors for services in that capacity. Officers are elected by the Board of Directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the Board of Directors. There are no family relationships between any director or executive officer and any other director or executive officer of HTTP.

    STEFAN ALLESCH-TAYLOR has served as the Company's President, Chief Executive Officer and Director since December 22, 1999. Mr. Allesch-Taylor is also Chairman of the Board of STG Holdings Plc, a majority shareholder of the Company. Mr. Allesch-Taylor began his career as a stockbroker, becoming a Registered Representative of the London Stock Exchange in 1988. He has considerable commercial experience having served as a director of a wide variety of companies over the last 7 years. In April 1997, he was appointed Chief Executive of Worthing Premier Property Plc, a property investment company. Following a restructuring of management, the company was floated on the London OFEX market in December 1997. Upon admission to OFEX in December 1997, the company changed its name to STG Holdings Plc. and subsequently spearheaded the company's strategy to expand its business operations in real estate to become an investment company. In October 1999, he was appointed Non-Executive Director of RadTech and was part of the management team that steered the company's successful Initial Public Offering and subsequent floatation on the London OFEX market. He is a board member of The Princes' Trust, a charity established by HRH Prince Charles, Prince of Wales, specifically to help young entrepreneurs with financial and practical assistance for their new businesses.

    JASON E. FORSYTH has served as the Company's Chief Financial Officer since February 9, 2000. Mr. Forsyth has eight years of experience in accounting and finance in both the United Kingdom and the United States. He has worked in a variety of industries including software, telephony and consumer products. He has extensive commercial and corporate strategy experience having worked at AT&T Wireless (formerly LA Cellular) and has been involved in corporate finance, seed financing, working capital fund raising and mezzanine financing for several years. From 1997 to 1998, Mr. Forsyth implemented statistical forecasting mechanisms to reduce overheard and improve sales planning for AT&T Wireless.
Mr. Forsyth has specialized in advising both start-up companies and more established businesses throughout the United States, Europe, and the Middle East. His most recent projects have focused exclusively on Internet and Internet related enterprises. Mr. Forsyth has passed the Certified Management Accountant
(CMA), Certified Financial Manager (CFM) and Certified Public Accountant (CPA) examinations. He gained a BSc (Honors) in Accountancy and Economics from Southampton University, England.

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

ITEM 10. EXECUTIVE COMPENSATION.

    The following table summarizes fiscal 1999 compensation for services in all capacities of the Company's executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM
                                                                                    COMPENSATION
                                                                             --------------------------
                                                                               AWARDS        PAYOUTS
                                                                             -----------   ------------
                                                ANNUAL COMPENSATION          SECURITIES
                                         ---------------------------------   UNDERLYING    LTIP PAYOUTS    ALL OTHER
NAME AND PRINCIPAL POSITION                YEAR     SALARY ($)   BONUS ($)   OPTIONS (#)       ($)        COMPENSATION
---------------------------              --------   ----------   ---------   -----------   ------------   ------------
Stefan Allesch-Taylor..................    1999          0           0            0              0              0
Jason E. Forsyth.......................    1999          0           0            0              0              0
Nicholas Thistleton....................    1999          0           0            0              0              0
Sir Euan Calthorpe.....................    1999          0           0            0              0              0
Christopher J. Wilkes(1)...............    1999          0           0            0              0              0

------------------------

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

                                                      NUMBER OF SHARES      PERCENTAGE OF COMMON EQUITY
NAME OF BENEFICIAL OWNER                            BENEFICIALLY OWNED(1)      BENEFICIALLY OWNED(2)
------------------------                            ---------------------   ---------------------------
STG Holdings Plc(3)...............................       12,960,000                    39.1%
T.H. Investments Ltd.(4)..........................        4,320,000                    13.0%
Stefan Allesch-Taylor(5)..........................       12,960,000                    39.1%
Jason E. Forsyth(6)...............................           50,000                     0.2%
Nicholas Thistleton(7)............................                0                     0.0%
Sir Euan Calthorpe(8).............................       12,960,000                    39.1%
Total Officers and Directors as a Group...........       13,010,000                    39.3%

------------------------

(1) Beneficial ownership is determined in accordance with the rules of the Commission. In general, a person who has voting power and/or investment power with respect to securities is treated as a beneficial owner of those securities. For purposes of this table, shares subject to the Warrants which are exercisable within 60 days of March 24, 2000 are considered as beneficially owned by the person holding such securities. To management's knowledge, except as set forth in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to the shares shown. Except as otherwise indicated, the address of each of the directors and executive officers in this table is as follows: HTTP Technology, Inc., 46 Berkeley Square, London, United Kingdom WIJ 5AT.

(2) Percentage beneficially owned is based upon 33,118,940 shares of common stock issued and outstanding as of March 24, 2000 including 2,000,000 shares of common stock issuable upon exercise of the Warrants.

(3) The address for STG Holdings Plc is 16 Curzon Street, Mayfair, London, United Kingdom W1Y 7FF.

(4) The address for T.H. Investments Ltd. is Suite 2B, Centre Plaza, Main Street, Gibraltar.

(5) Consists of 12,960,000 shares of common stock directly owned by STG Holdings PLC. As a significant shareholder and a director of STG, Mr. Allesch-Taylor may be deemed to control the investment and voting decisions with respect to the stock held by STG in the Company.

(6) Jason E. Forsyth is the Chief Financial Officer of the Company.

(7) As of March 24, 2000, Nicholas Thistleton was the Chief Technical Officer and a Director of the Company.

(8) Consists of 12,960,000 shares directly owned by STG Holdings PLC. As a significant shareholder and a director of STG, Sir Euan Calthorpe may be deemed to control the investment and voting decisions with respect to the stock held by STG in the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    During the fiscal year ended December 31, 1999, HTTP was not a party to any transaction or series of similar transactions in which the amount involved exceeded $60,000 and in which any director, executive officer, or holder of more than 5% of its common stock had or will have a direct or indirect material interest.

    All future transactions, including loans, if any, between HTTP and its officers, directors and principal shareholders and their affiliates and any transactions between HTTP and any entity with which its officers, directors or principal shareholders are affiliated will be subject to the approval of a majority of the Company's Board of Directors, including the majority of the independent and disinterested outside directors of the Board of Directors and must be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

EXHIBIT NO.             DESCRIPTION
-----------             -----------
1.1.........            Underwriting Agreement between Internet Holdings and Panther
                        Capital Ltd., dated January 6, 2000 (1)
2.1.........            Acquisition Agreement and Plan of Reorganization between
                        Internet Holdings, Fairfax Equity Ltd. and the stockholders of Fairfax Equity Ltd., dated October 28, 1999 (2)
3.1.........            Certificate of Incorporation of Internet Holdings and
                        amendments thereto (3)
3.2.........            By-Laws of Internet Holdings (4)
4.1.........            Form of Convertible Loan Note issued to Palamon (Gestion)
                        S.A., dated January 1999 (5)
21.1........            Subsidiaries of the Registrant (filed herewith)

------------------------

(1) Incorporated herein by reference to the Company's Current Report on Form 8-K filed January 31, 2000.

(2) Incorporated herein by reference to the Company's Current Report on Form 8-K filed November 3, 1999.

(3) Incorporated herein by reference to the Company's registration statement on Form 10-SB filed September 28, 1995.

(4) Incorporated herein by reference to the Company's registration statement on Form 10-SB filed September 28, 1995.

(5) Incorporated herein by reference to the Company's Current Report on Form 8-K filed January 7, 2000.

    (b) Reports on Form 8-K

    On November 3, 1999, the Company filed a Current Report on Form 8-K announcing that Internet Holdings had entered into a conditional acquisition agreement to acquire Fairfax Equity Ltd.

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY INTERNET HOLDINGS, INC.)
                       CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 1999
                   TOGETHER WITH INDEPENDENT AUDITORS' REPORT

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Directors of
HTTP Technology, Inc.:

    We have audited the accompanying consolidated balance sheet of HTTP Technology, Inc. (the "Company") and Subsidiary (a development stage enterprise), as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from inception (October 18, 1999) to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HTTP Technology, Inc. and Subsidiary as of December 31, 1999, and the results of their operations and cash flows for the period from inception (October 18, 1999) to December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen

London, England
April 11, 2001

            HTTP TECHNOLOGY, INC. (FORMERLY INTERNET HOLDINGS, INC.)
                                 AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1999

                           ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $  506,149
  Accrued interest receivable...............................       1,474
  Prepaid expense...........................................   1,580,055
                                                              ----------
    Total current assets....................................   2,087,678
INVESTMENTS, at cost........................................     666,406
                                                              ----------
                                                              $2,754,084
                                                              ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....................  $   85,591
                                                              ----------
    Total current liabilities...............................      85,591
                                                              ----------
CONVERTIBLE NOTE............................................      50,000
                                                              ----------
    Total liabilities.......................................     135,591
                                                              ----------

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 22,718,940 shares issued and outstanding....      22,718
  Additional paid-in capital................................   2,626,003
  Accumulated deficit.......................................     (30,228)
                                                              ----------
    Total stockholders' equity..............................   2,618,493
                                                              ----------
                                                              $2,754,084
                                                              ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.

            HTTP TECHNOLOGY, INC. (FORMERLY INTERNET HOLDINGS, INC.)
                                 AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
     FOR THE PERIOD FROM INCEPTION (OCTOBER 18, 1999) TO DECEMBER 31, 1999

REVENUES....................................................             $        --

EXPENSES....................................................                  41,199
                                                                         ===========

OTHER INCOME
  Exchange gains............................................   9,200
  Interest income...........................................   1,771          10,971
                                                               -----     -----------
  Net loss..................................................             $   (30,228)
                                                                         ===========

PER SHARE DATA:
  Basic and diluted loss per share..........................             $        --
                                                                         ===========

  Weighted average number of common shares outstanding......              18,005,192
                                                                         ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.

            HTTP TECHNOLOGY, INC. (FORMERLY INTERNET HOLDINGS, INC.)
                                 AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD FROM INCEPTION (OCTOBER 18, 1999) TO DECEMBER 31, 1999

                                           COMMON STOCK        ADDITIONAL                     TOTAL
                                       ---------------------    PAID-IN     ACCUMULATED   STOCKHOLDERS'
                                         SHARES      AMOUNT     CAPITAL       DEFICIT        EQUITY
                                       ----------   --------   ----------   -----------   -------------
INITIAL CAPITALIZATION...............      20,000   $   324    $1,153,670     $     --     $1,153,994

Effective shares issued in connection
  with reverse acquisition...........  17,260,000    16,956       (16,956)          --             --

Shares of HTTP Technology, Inc.
  outstanding prior to reverse
  acquisition........................   4,238,940     4,239      (129,512)          --       (125,273)

Issuance of shares pursuant to
  consulting agreement...............   1,200,000     1,200     1,618,800           --      1,620,000

Net loss for the period..............          --        --            --      (30,228)       (30,228)
                                       ----------   -------    ----------     --------     ----------

BALANCE, DECEMBER 31, 1999...........  22,718,940   $22,719    $2,626,002     $(30,228)    $2,618,493
                                       ==========   =======    ==========     ========     ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.

            HTTP TECHNOLOGY, INC. (FORMERLY INTERNET HOLDINGS, INC.)
                                 AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
     FOR THE PERIOD FROM INCEPTION (OCTOBER 18, 1999) TO DECEMBER 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $  (30,228)
Non cash operating expense..................................  $   39,945
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Increase in accrued interest receivable...................      (1,474)
  Increase in accounts payable and accrued expenses.........       1,214
                                                              ----------
      Net cash provided by operating activities.............       9,457
                                                              ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares issued for cash......................................     496,692
                                                              ----------
      Net cash provided by financing activities.............     496,692
                                                              ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................     506,149

CASH AND CASH EQUIVALENTS, INCEPTION........................          --
                                                              ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  506,149
                                                              ==========
NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Investment in MDA Group Plc acquired on reverse
  acquisition...............................................  $  666,406
Liabilities incurred on reverse acquisition.................      84,377
Shares issued pursuant to consulting agreement..............   1,620,000

       The accompanying notes to consolidated financial statements are an integral part of this statement.

               HTTP TECHNOLOGY (FORMERLY INTERNET HOLDINGS, INC.)
                                 AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  RESTATEMENT OF PREVIOUSLY FILED FINANCIAL STATEMENTS

    HTTP Technology, Inc's previously filed Form 10-K report dated March 30, 2000, for the year ended December 31, 1999 is hereby amended and restated in its entirety.

    This amendment and restatement reflects the impact of a modification in accounting treatment for the issuance of common shares to a service provider in December 1999. During December 1999, the Company entered into a consulting agreement with a third party for acquisition services for the year ended December 22, 2000 in exchange for 1,200,000 shares of common stock. These shares were fully vested and non-forfeitable on the date of issue. While the agreement was dated December 1999 and was related to future services, the Company believed that the shares were issued primarily for services provided in the past. As a result, the shares were recorded based on the average share price during October 1999, the period in which the service provider performed certain services. As of December 31, 1999, the Company recorded a prepaid expense of $194,455 in relation to this agreement.

    Under Emerging Issues Task Force Issue No 96-18, where fully vested and non-forfeitable shares are issued, the measurement date occurs when the agreement is entered into between the parties. This was on December 22, 1999 at which point the Company's share price was approximately $1.35. Accordingly, in the restated financial statements, the Company recorded a prepaid expense of $1,580,000 compared to $194,455 in the previously filed financial statements. The prepaid expense is being amortized on a straight-line basis over the 12 month period of the agreement.

    As a result of these adjustments, total assets was revised from $1,368,474 to $2,754,084 as of December 31, 1999 and total stockholders' equity was revised from $1,232,883 to $2,618,493 and net income/(loss) was revised from $4,162 to ($30,228).

    Since this restatement involves non-cash consideration this restatement has no effect on the Company's cash position or shares in issue.

(2)  ORGANIZATION AND BASIS OF PRESENTATION

    The Company is the successor consolidated entity formed by the reverse acquisition on December 22, 1999 by Fairfax Equity, Ltd. of HTTP
Technology, Inc. a publicly-held company originally incorporated in Utah in 1977, under the name, Trolley Enterprises, Inc. Fairfax Equity, Ltd. ("Fairfax") which is treated as the accounting acquirer in the transaction, was incorporated in the United Kingdom on October 18, 1999. The accompanying financial statements are those of Fairfax from its inception with the former HTTP Technology, Inc. consolidated from the date of acquisition.

    Prior to its reverse acquisition by Fairfax, control of the former HTTP Technology, Inc., as well as the corporate name, had changed many times. All prior operations had previously been discontinued and all claims and counterclaims were settled, the last of which settlements occurred in November 1999.

    Pursuant to the reverse acquisition, Fairfax's shareholders were issued 17,260,000 shares of the Company, then constituting 80.3% of outstanding common shares. At the time of acquisition, the majority stockholder of Fairfax represented the value of its cash and investment assets to be not less than $2,160,000. In the event that when the investment is realized, the net proceeds, together with cash at the date of acquisition, total less than $2,160,000, the majority stockholder of Fairfax has guaranteed to contribute additional cash to bring the total amount up to $2,160,000.

               HTTP TECHNOLOGY (FORMERLY INTERNET HOLDINGS, INC.)
                                 AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
    The Company has commenced research and development activities but has not yet begun the production and sale of products. It is considered a development stage company as defined in Statement of Financial Accounting Standard (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company is presently seeking and/or negotiating the acquisition of more than one Internet/e-commerce related business. (See Note 8).

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of HTTP Technology, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

    CASH AND CASH EQUIVALENTS

    The Company considers investments with original maturities of three months or less to be cash equivalents.

    INVESTMENTS

    Investments consist of a 14% equity interest in a corporation established in England, which is stated at historical cost.

    FOREIGN CURRENCY TRANSLATION

    The accounts of the Company's foreign subsidiaries are maintained using the local currency as the functional currency. For these subsidiaries, assets and liabilities are translated into U.S. dollars at year-end exchange rates, and income and expense accounts are translated at average monthly exchange rates. Net gains and losses from foreign currency translation are excluded from operating results and are accumulated as a separate component of stockholders' equity.

    Gains and losses from foreign currency transactions are reflected in current operating results.

    COMPREHENSIVE INCOME

    Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. There was no comprehensive income in the period ending December 31, 1999.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as revenues and expenses during the reporting period. Actual results could vary from those estimates.

               HTTP TECHNOLOGY (FORMERLY INTERNET HOLDINGS, INC.)
                                 AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    INCOME TAXES

    The Company accounts for income taxes under the liability method of accounting, whereby deferred income tax assets and liabilities are provided for differences between the financial reporting and tax bases of assets and liabilities, determined based on tax rates and laws in effect as of the balance sheet date.

    DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses reported in the balance sheets approximate fair values due to the short maturity of those instruments. The carrying value of the Company's debt, which includes current installments, approximates fair value.

    EARNINGS PER SHARE

    Basic and diluted loss per share was computed by dividing net loss by the weighted average number of common shares issued and outstanding during the period.

(4)  CONSULTING AGREEMENT

    In connection with the acquisition agreement with Fairfax Equity Ltd. on December 22, 1999, the Company entered into a consulting agreement with an unrelated company to assist the Company with its strategy, expansion and financing. Upon signing of the agreement, the Company issued the consultant 1,200,000 shares of common stock for services to be rendered in the upcoming year. The shares were valued at $1,620,000 and were recorded as a prepaid expense at the date of the agreement as the consulting contract indicated that it was for services to be rendered from December 22, 1999 to December 22, 2000.

(5)  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    As of December 31, 1999, accounts payable and accrued liabilities consist primarily of obligations for legal and professional fees.

(6)  CONVERTIBLE LOAN NOTE

    On October 25, 1999, HTTP Technology, Inc. raised $50,000 through the issuance of a convertible loan note (the "Note"). The Note was offered pursuant to an exemption from registration under Section 4 (2) of the Securities Act of 1933, as amended, and/or Regulation S promulgated by the Securities and Exchange Commission. The purpose of this funding was to enable the Company to file all outstanding reports required by the Securities Exchange Act of 1934, as amended, and to search for suitable acquisition candidates in the Internet related fields. The Note bore interest at 5.5% per annum. The Note is convertible upon demand by the Note holder into 400,000 shares of common stock in the Company

               HTTP TECHNOLOGY (FORMERLY INTERNET HOLDINGS, INC.)
                                 AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7)  INCOME TAXES:

    HTTP Technology, Inc. has had net operating losses since October 18, 1999 (inception), accordingly, there is no provision for income taxes for the period from inception, through December 31, 1999.

    The components of deferred tax assets as of December 31, 1999, are as follows:

Net operating loss carryforwards............................  $ 30,000
Less -- Valuation Allowance.................................   (30,000)
                                                              --------
Net deferred tax asset......................................         0
                                                              --------

    At December 31, 1999, the Company has a net operating loss carryforward of approximately $30,000, which begins to expire in 2019. A valuation allowance has been established to fully offset any net deferred tax asset after considering deferred tax liabilities.

    A reconciliation of the statutory federal income tax rate to HTTP Technology, Inc.'s effective income tax rate for the period from October 18, 1999 (inception), through December 31, 1999, is as follows:

Income tax benefit at the federal statutory tax rate........   (34%)
Foreign operations..........................................     4%
Change in valuation allowance...............................    30%
                                                              ----
Total income tax provision..................................     0%
                                                              ----

(8)  SUBSEQUENT EVENTS:

    NAME CHANGE

    On October 10, 2000, the Company held its annual meeting of shareholders. The shareholders voted in favor to change the Company's name from Internet Holdings, Inc. to HTTP Technology, Inc.

    STOCK SPLIT

    On February 5, 2001, the Company effected a 2-for-1 split of its common stock. As such, all share and per share information in the accompanying financial statements have been restated to reflect this split.

    ISSUANCE OF COMMON STOCK

    On January 24, 2000, the $50,000 convertible loan note was converted into 400,000 shares of the Company's common stock.

    On January 28, 2000, the Company sold 10,000,000 shares of its common stock at a price of $.50 per share pursuant to Regulation S. The Company received $5,000,000 associated with the sale of shares. The Company had agreed to register 25% of the shares under the Securities Act of 1933, as amended, within ninety days.

    In consideration for underwriting the issue in full, the underwriter received warrants to purchase up to 2,000,000 shares of common stock of the Company. The warrants are exercisable at $0.50 per

               HTTP TECHNOLOGY (FORMERLY INTERNET HOLDINGS, INC.)
                                 AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(8)  SUBSEQUENT EVENTS: (CONTINUED)
share if exercised within one year of the first closing of the underwriting agreement (the "First Closing"), and $5.00 per share if exercised within two years of the First Closing. Warrants which have not been exercised within two years will expire automatically. The fair value of the Warrants at the date of grant was approximately $5,428,000. The warrants were exercised May 12, 2000.

    On November 20, 2000, the Company sold 1,600,000 shares of its common stock at a price of $6.25 per share pursuant to Regulation S. The Company received proceeds of $9,747,625, net of $252,375 of expenses associated with this stock issuance.

    CORPORATE ACQUISITIONS

    On March 3, 2000, the Company offered to acquire HTTP Software Plc (formerly Radical Technology Plc ("Radical")). In connection therewith, it was anticipated that the Company would issue 2,563,428 shares of common stock, then constituting approximately 7.7% of its outstanding shares, to the stockholders of Radical in order to acquire 100% of the issued capital stock of Radical. The Company acquired majority control in April 2000.

    On April 13, 2000 the Company purchased a 10% holding in Eurindia Plc, an equity management company which seeks to invest in small to medium sized Indian Information Technology services companies, for 400,000 pounds sterling (approximately $636,800).

    On April 17, 2000 the Company purchased a 5% holding in Compaer AG, a supplier of online insurance for both business-to-business and business-to-customer markets in Germany for DM2.5 million (approximately $1,314,000).

    On September 20, 2000, the Company entered into an agreement to acquire Core Ventures Limited ("Core"), a British Virgin Island venture capital company, in exchange for 3,600,000 shares of the Company's Common Stock valued at approximately $20 million. The acquisition included a guarantee of value by the sellers. During December 2000, the Company excercised its rights under the guarantee.

    On October 5, 2000, the Company entered into a Purchase and Sale Agreement to acquire 100% of the outstanding capital stock of Ferman AG, a Swiss venture capital company ("Ferman") for the issuance of 5,100,000 shares of common stock. The Company, having undertaken further due diligence, has determined that conditions to closing had not been fulfilled, and accordingly, the Company had decided not to proceed with the transaction.

    On December 29, 2000, the Company acquired all of the issued and outstanding shares of HTTP Insights Limited ("Insights"; formerly Nightingale Technologies Limited), in a stock-for-stock transaction (the "Offer"). Pursuant to the Offer, on February 22, 2001, the Company issued 15,000,000 shares of its common stock, upon its receipt of validation by the Defense Evaluation and Research Agency ("DERA") as to the technical and commercial viability of Insights' proprietary technology. A further 15,000,000 shares will be issued either upon the Company's first use of a medical imaging prototype for scan analysis with third parties or upon appropriate validation being provided to DERA as to the technical novelty and commercial viability of same, whichever shall be earlier.

    During the year ended December 31, 2000, the Company emerged from its development stage status as a result of its acquisitions.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       HTTP TECHNOLOGY, INC.

April 16, 2001                                         By:  /s/ STEFAN ALLESCH-TAYLOR
                                                            -----------------------------------------
                                                            Stefan Allesch-Taylor
                                                            PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                            DIRECTOR

                                                       By:  /s/ JASON FORSYTH
                                                            -----------------------------------------
                                                            Jason Forsyth
                                                            CHIEF FINANCIAL OFFICER AND DIRECTOR

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
              /s/ STEFAN ALLESCH-TAYLOR
     -------------------------------------------       President, Chief Executive     April 16, 2001
                Stefan Allesch-Taylor                    Officer, and Director

                /s/ JASON E. FORSYTH
     -------------------------------------------       Chief Financial Officer and    April 16, 2001
                  Jason E. Forsyth                       Director

     -------------------------------------------       Director
                  Giorgio Laurenti

               /s/ SIR EUAN CALTHORPE
     -------------------------------------------       Director                       April 16, 2001
               Sir Euan Calthorpe, Bt.

               /s/ CHARLES SCHWAB, JR.
     -------------------------------------------       Director                       April 16, 2001
                 Charles Schwab, Jr.

                  /s/ PETER VENTON
     -------------------------------------------       Director                       April 16, 2001
                  Peter Venton OBE

               /s/ MARK WARDE-NORBURY
     -------------------------------------------       Director                       April 16, 2001
                 Mark Warde-Norbury