Form 10KSB
period 2000-12-31
HTTP TECHNOLOGY INC
filed 2001-04-17
CIK 1001601

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB

(MARK ONE)

   /X/     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                            ------------------------

                             HTTP TECHNOLOGY, INC.

                 (Name of Small Business Issuer in Its Charter)

          DELAWARE                        0-26886                      13-4148725
(State or Other Jurisdiction            (Commission                 (I.R.S. Employer
     of Incorporation or               File Number)                Identification No.)
        Organization)

         46 BERKELEY SQUARE, LONDON, UNITED KINGDOM             W1J 5AT
          (Address of Principal Executive Offices)             (Zip Code)

                              011 44 207 598 4070
              (Registrant's Telephone Number, Including Area Code)

 Securities registered under Section 12(b) of the Exchange Act: Not applicable

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

                            ------------------------

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporate by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    State issuer's revenues for its most recent fiscal year: $514,152.

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) The aggregate market value of the voting and non-voting common equity of HTTP Technology, Inc. held by non-affiliates was $247,374,644, based on the average bid and asked prices of such common equity as of March 30, 2001.

                                                        (CONTINUED ON NEXT PAGE)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

(CONTINUED FROM PREVIOUS PAGE)

     ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

    Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. AS OF MARCH 30, 2001, THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $0.001 PER SHARE, OF HTTP TECHNOLOGY, INC. ISSUED AND OUTSTANDING WAS 61,771,093

                      DOCUMENTS INCORPORATED BY REFERENCE

    If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (E.G., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (E.G., annual report to security holders for fiscal year ended December 24, 1990). NONE OF THE FOREGOING DOCUMENTS ARE INCORPORATED BY REFERENCE IN THIS FORM 10-KSB.

    Transitional Small Business Disclosure Format: (check one): Yes / / No /X/

                   NOTE REGARDING FORWARD LOOKING STATEMENTS

    Some of the statements in this Annual Report are forward-looking statements within the meaning of the federal securities laws. Generally forward-looking statements can be identified by the use of terms like "believe," "may," "will," "expect," "anticipate," "plan," "hope" and similar words, although this is not a complete list and we may express some forward-looking statements differently. Discussions relating to our plan of operation, our business strategy and our competition, among others, contain such statements. Actual results may differ materially from those contained in our forward-looking statements for a variety of reasons including those expressly detailed under the heading "Risk Factors" from time to time in our filings with the SEC. Throughout this report, when we refer to "HTTP" or "the Company", or when we speak of ourselves generally, we are referring collectively to HTTP Technology, Inc. and its subsidiaries unless the context indicates otherwise or as otherwise noted.

                NOTE REGARDING NUMBER OF SHARES AND SHARE PRICES

    On February 5, 2001, the Company effected a 2-for-1 forward split of its Common Stock (the "Split"). Throughout this Annual Report, all references to a number of shares of the Company's Common Stock or the price of the Company's Common Stock, except those found in Part I, Item 4, "Submission of Matters to a Vote of Security Holders," have been adjusted proportionately in order to account for the Split.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

    HTTP Technology, Inc. (the "Company") is a developer of sophisticated software technology. The Company's business objective is to conceive, develop and commercialize innovative products based around the Company's core technology. In April 2000, the Company acquired Radical Technology Plc (now known as HTTP Software Plc) which provided the Company with a business dedicated to systems integration and software development. In December 2000, the Company acquired Nightingale Technologies (now known as HTTP Insights Ltd.), the principal technology of which is a Stochastic Perception Engine, formerly known as the Data Classification Engine.

    A Stochastic Perception Engine processes and classifies unstructured data into meaningful outputs, enabling it to be viewed, interpreted or further manipulated by the user of the application. Similar technologies sit at the core of many of today's major software applications.

    The Company's Stochastic Perception Engine is comprised of four principal modules: cluster analysis, statistical modeling, classification and prediction. This technology offers unsurpassed processing speed, accuracy and comprehensiveness of results when compared to existing data classification or neural network based technologies.

    The Company was originally incorporated as a Utah corporation in 1977. On December 19, 2000, the Company entered into an Agreement and Plan of Merger with its wholly-owned subsidiary HTTP Technology, Inc., a Delaware corporation, and thereby effected a reincorporation from Utah to Delaware. All references in this Report to "HTTP" or "the Company" refer to HTTP Technology, Inc., the Delaware corporation, if the event occurred on or after December 19, 2000 or to HTTP Technology, Inc., the Utah corporation, if the event occurred prior to December 19, 2000.

    The Company is authorized to issue 100,000,000 shares of common stock, par value $0.001 per share (the "Common Stock"). On December 27, 2000, the Company's Board of Directors approved a 2-for-1 forward split (the "Split") of the Company's Common Stock, effective February 5, 2001, payable to holders of record on January 22, 2001. As of March 30, 2001, 61,771,093 shares of Common Stock were issued and outstanding.

    HTTP maintains its corporate offices at 46 Berkeley Square, London, W1J 5AT, United Kingdom, telephone +44 (0) 207-598-4070, facsimile: +44
(0) 207-598-4071.

RECENT ACQUISITIONS

    FAIRFAX EQUITY LTD. On October 27, 1999, the Company entered into a conditional Acquisition Agreement and Plan of Reorganization (the "Reorganization Agreement") with Fairfax Equity Ltd. ("Fairfax"), a holding company, and the stockholders of Fairfax whereby the Company would acquire all of the issued capital stock of Fairfax. The acquisition was contingent upon the completion by the Company of its previously unfiled audited financial statements, the filing of all outstanding reports required by the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the settlement of all outstanding legal proceedings. On December 22, 1999, all the conditions precedent to the Reorganization Agreement were met by the Company and, accordingly, the Company and Fairfax proceeded to implement the transactions contemplated by the Reorganization Agreement. Pursuant to this implementation, the Company issued a total of 17,260,000 shares of common stock to the shareholders of Fairfax in order to acquire 100% of the issued capital stock of Fairfax. These shares accounted for 80.3% of the issued share capital of the Company. The shareholders of Fairfax as a group thus acquired a majority of the shares issued and STG Holdings Plc ("STG"), the major shareholder of Fairfax, controlled 60.2% of the Company. STG is a company incorporated in England and Wales. Simultaneously with the closing of the Reorganization Agreement, Stefan Allesch-Taylor, the Company's present Chairman and Chief Executive Officer, Nicholas Thistleton, and Sir Euan Calthorpe, Bt., a director of the Company, were appointed to the Board of Directors.

    ACQUISITION OF HTTP SOFTWARE PLC. On April 21, 2000, the Company acquired, through a stock-for-stock tender offer (the "Software Offer"), approximately 76.73% of the issued and outstanding ordinary shares of Radical Technology Plc (subsequently renamed HTTP Software Plc ("Software")). Pursuant to the Software Offer, HTTP offered 100 shares of Common Stock of the Company (the "Exchange Stock") for every 143 shares of capital stock of Software. Through additional issuances of stock subsequent to April 21, 2000, the Company has acquired an aggregate of 97.2% of the outstanding shares of Software in exchange for 2,429,330 shares of the Company's Common Stock. Accordingly, the Company has the right under applicable law to compulsorily acquire the balance and to treat Software as a wholly-owned subsidiary. Assuming full acceptance of the Software Offer, 2,563,428 shares of Common Stock of the Company will be issued, constituting approximately 4.1% of the Company's outstanding shares. The Exchange Stock will not be registered under the Securities Act of 1933, as amended (the "Securities Act"). However, as a condition of the Software Offer, within twelve months from the date of issue of the Exchange Stock, the Company has agreed to file a registration statement with the Securities and Exchange Commission (the "Commission") covering the Exchange Stock. Furthermore, during this twelve-month period, the Company has agreed not to file a registration statement covering any shares held by STG Holdings Plc, the 21.0% stockholder of the Company. The Company has not yet filed such a registration statement.

    Software was a publicly quoted English company whose shares were traded on the London Stock Exchange OFEX market. Software is a computer software developer, business systems integrator and package software supplier. The majority of its current products and services are Internet/Intranet related, primarily utilizing Microsoft-Registered Trademark- development tools. The Company anticipates that Software will form the core technical base for software testing and project managing the software development of HTTP Insights, Ltd.

    ACQUISITION OF CORE VENTURES, LTD. In September 2000, HTTP acquired Core Ventures Limited, a privately held Internet venture company, from Troy Limited, a Cayman corporation ("Troy"). Under the agreement, HTTP issued 3,600,000 shares of its Common Stock for 100% of the outstanding stock of Core Ventures Limited. Core Ventures is a holding company whose principal asset is an interest of less than 1% in Red Cube AG ("Red Cube"), a voice-over-IP telecommunications provider, and warrants to purchase further shares (less than 3%) in Red Cube. The agreement also provided in part that Dr. Alexander Nill guaranteed to the Company that, as of December 15, 2000, Core would have had assets of not less than $25,000,000. Pursuant to this guarantee Dr. Alexander Nill signed a Memorandum of Understanding (the "Memorandum"), on December 27, 2000, stipulating that the net assets of Core Ventures Limited were estimated to be approximately $2,500,000 and that the warrants to purchase further Red Cube stock held by Core had no value. Dr. Nill acknowledged that he had been served by the Company with a formal demand to honor his obligations to HTTP pursuant to the terms of the personal guarantee provided by him as security for the transaction between Troy and HTTP. As part of this obligation, Dr. Nill will provide 13,500 shares of Schweizerische Gesellschaft fur Aktienhandel und Research AG ("SGA") (a Company incorporated in Switzerland) which have an estimated value of $10,900,000 and place 1,848,576 shares of the Company's Common Stock, currently held by him, into an escrow account. The remaining shortfall in value, approximately $11,600,000, due under the guarantee is to be paid in cash no later than June 26, 2001. As of March 23, 2001, the Company had not received the 13,500 shares of SGA but had received 3,040,000 shares of the Company's Common Stock, which were duly endorsed. At the time of the original transaction between the Company and Troy Limited, Dr. Alexander Nill was a director of the Company. Dr. Nill resigned as a director of the Company, effective February 27, 2001.

    ACQUISITION OF HTTP INSIGHTS, LTD. On December 29, 2000, the Company acquired all of the issued and outstanding shares of HTTP Insights Limited ("Insights"), formerly known as Nightingale Technologies, Ltd., in a stock-for-stock transaction valued at approximately $180 million (the "Insights Offer"). The Company received the shares of Insights on that date but, pursuant to the terms of the Insights Offer, was not required to pay any consideration for the Insights shares until certain conditions were met. The first of these conditions, that the Company receive a validation by the Defence Evaluation and Research Agency ("DERA"), an agency of the United Kingdom Ministry of Defence, as to the technical and commercial viability of Insights' proprietary technology, was satisfied on February 22, 2001. As such, the Company issued the first tranche of contingent consideration of 15,000,000 shares of its Common Stock on that date. A further 15,000,000 shares will be issued either upon the Company's first use of a medical imaging prototype for scan analysis with third parties or upon appropriate validation being provided by DERA as to the technical novelty and commercial viability of the same, whichever shall be earlier. The directors of the Company have made a provisional allocation of the purchase price to identifiable tangible and intangible net assets which will be finalized in due course, and it is anticipated that on completion of the allocation, part of the purchase price may be allocated to in-process research and development which will be immediately expensed.

    Insights is a technology development company which has developed a revolutionary, proprietary Stochastic Perception Engine for the analysis and classification of data. Patent applications have been filed on this technology. The Company is currently focused on in-house development of the initial technology platform as well as the commercialization of its technology applications, which it seeks to achieve through a combination of joint ventures and licensing agreements.

    The Company, in order to speed the development process, has approached third party software developers to assist in the internal development of specific applications for data analysis and classification from the Stochastic Perception Engine. The Company intends to undertake a number of joint ventures with partners who have existing distribution infrastructures and are market leaders in their respective fields. The outsourcing of software development and cost sharing with third-party vendors and joint venture partners may lead to a significant reduction in development costs and time to market.

BUSINESS STRATEGY

    The Company is a developer of software technology. The Company has two main development arms, HTTP Software and HTTP Insights.

    HTTP SOFTWARE. Over the last four years, Software has generated revenue from its systems integration business together with sales of its in-house developed systems integration and network software products.

    This business is ongoing, and in addition the development team is increasingly focused on testing and developing the core software systems of the Stochastic Perception Engine, as well as building its Application Programming Interface (API) libraries.

    Software is based in the Company's Croydon office in South London.

    HTTP INSIGHTS. The research and development team at HTTP Insights conceived and continues to develop the Company's core proprietary technologies. The Company's principal technology is a Stochastic Perception Engine that processes and classifies unstructured data into meaningful outputs, enabling it to be viewed, interpreted or further manipulated by the user of the application. This type of technology sits at the core of many of today's major software applications. The Company's Stochastic Perception Engine is comprised of four principal capabilities: cluster analysis, statistical modeling, classification and prediction.

    The Insights team is based in the Company's head office in central London, where they work closely with HTTP's management in scoping, defining, planning and developing specific solutions for applications identified through HTTP's strategic market research team.

    Commercialization will be through joint ventures, embedded technology and in-house development according to the optimum market entry strategy. The technology is designed to be deployed in the form of software modules or utility libraries, or embedded within microchips. Because of its scalability, the Company anticipates that the Stochastic Perception Engine is capable of delivering high gross margins to the Company.

EMPLOYEES

    As of March 21, 2001, HTTP had 46 employees, all of whom are full-time employees.

CONTACT INFORMATION

    The Company's address is 46 Berkeley Square, London, W1J 5AT, United Kingdom. Our telephone number is 011-44-207-598-4070. Our Internet address is http://www.http-tech.com.

ITEM 2. DESCRIPTON OF PROPERTY.

    The Company maintains its corporate offices at 46 Berkeley Square, London, W1J 5AT United Kingdom. The office is comprised of 9,462 square feet. The lease is renewable annually. The Company maintains subsidiary and affiliate offices at 16 Curzon Street, Mayfair, London, United Kingdom W1Y 7FF and Jessop House, 100 Tamworth Road, Croydon, Surrey, United Kingdom. In the opinion of management, all of these properties are adequately covered by insurance.

    The Company does not currently, and does not intend to, invest in real estate or interests in real estate, real estate mortgages, or entities primarily engaged in real estate activities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On October 10, 2000, the Company held its annual meeting of shareholders. Five proposals were submitted to the shareholders of the Company for a vote. The first proposal involved the uncontested election of directors. Stefan Allesch-Taylor, Sir Euan Calthorpe, Bt., Dr. Stefan Fleissner, Jason E. Forsyth, Giorgio L. Laurenti, Martin Lechner, Dr. Alexander Nill, and Charles Schwab, Jr. were each elected a director of the Company, with each candidate receiving 13,589,589 votes in favor of his election, no votes against, and no abstentions and broker non-votes. The second proposal called for the ratification of Arthur Andersen as the Company's independent auditors and was approved, with 13,589,120 votes cast for the proposal, no votes cast against it, and 469 abstentions and broker non-votes. The third proposal was to a change the Company's name from Internet Holdings, Inc. to HTTP Technology, Inc. The change was approved, with 13,588,730 votes cast for the proposal, 855 votes cast against it, and 4 abstentions and broker non-votes. The fourth proposal was to amend the Company's Articles of Incorporation to authorize action by written consent of shareholders without a meeting, where the consenting holders of outstanding shares have not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting, at which all the shares entitled to vote thereof were present and voted, had consented in writing to the action. It was approved, with 13,584,566 votes cast for the proposal, 3,698 votes cast against it, and 2,069 abstentions and broker non-votes. The final proposal recommended the adoption and approval of the Company's 2000 Combined Incentive and Nonqualified Stock Option Plan. The shareholders approved this proposal, with 13,583,370 votes cast for the proposal, 4,684 votes cast against it, and 2,069 abstentions and broker non-votes.

    On December 19, 2000, persons or entities holding 16,820,000 shares of the 23,906,573 shares of the Company's Common Stock then outstanding, an aggregate of 70.3% of the votes eligible to be cast at a meeting of stockholders, approved by written consent the adoption of an Agreement and Plan of Merger pursuant to which the Company (a) changed it state of incorporation from Utah to Delaware, through the merger of the Company into HTTP Technology, Inc. a Delaware corporation ("HTTP Delaware"), with HTTP Delaware to be the surviving corporation, and (b) increased its number of authorized shares of Common Stock to 100,000,000 shares.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

    The shares of the Company's Common Stock are quoted on the OTC-Bulletin Board, maintained by the National Association of Securities Dealers, Inc. The Common Stock is trading under the symbol "HTTP".

    The following table sets forth the range of high and low bid information for HTTP Common Stock for each quarter within the last two fiscal years, after giving effect to the Split. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

                                                                2000
                                                           BID PRICES ($)
                                                        ---------------------
PERIOD                                                     HIGH        LOW
------                                                  ----------   --------
2000
First Quarter.........................................      7.469        2.50
Second Quarter........................................       8.00        5.00
Third Quarter.........................................     10.063        7.50
Fourth Quarter........................................       9.00       6.438
1999
First Quarter.........................................      0.875     0.09375
Second Quarter........................................       0.25       0.125
Third Quarter.........................................   0.203125    0.078125
Fourth Quarter........................................      2.375    0.078125

    As of March 21, 2001, there were 1,389 holders of record of HTTP common stock.

    DIVIDENDS. The Company has never declared or paid cash dividends on the Common Stock. The Company currently intends to retain earnings, if any, to support its growth strategy and does not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion.

RECENT SALES OF UNREGISTERED SECURITIES

    On October 25, 1999, the Company raised $50,000 through the issuance of a Convertible Loan Note (the "Note") to Palamon (Gestion) S.A. The Note was offered pursuant to an exemption from registration under Regulation S promulgated under the Securities Act. The purpose of this funding was to enable the Company to file all outstanding reports required by the Exchange Act, and to search for suitable acquisition candidates in Internet related fields. The Note bore interest at 5.5% per annum. The Note was converted by the Note holder into 400,000 shares of Common Stock of the Company at the rate of $0.125 per share on January 24, 2000.

    On December 22, 1999, the Company entered into an annual consulting agreement with Oxford Capital, Inc. This primarily related to the negotiation and execution of the reverse merger with Fairfax and the raising of equity funding through Panther Capital Ltd. as set out below. Payment was made by the issuance of 1,200,000 shares of common stock at the weighted average rate of approximately $1.35 per share. Such shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

    On January 6, 2000, the Company entered into an underwriting agreement (the "Underwriting Agreement") with Panther Capital Ltd. ("Panther") to sell shares of Common Stock and warrants of the Company pursuant to an exemption from registration under Regulation S promulgated under the Securities Act. Pursuant to the terms of the Underwriting Agreement, the Company sold 10,000,000 shares of its Common Stock (the "Panther Shares"), at a price of $0.50 per share to certain sub-underwriters named in the Underwriting Agreement, for whom Panther acted as lead underwriter. In consideration for such underwriting, Panther received warrants to purchase up to 2,000,000 shares of Common Stock of the Company (the "Warrants"). The Warrants were exercisable at $0.50 per share if exercised within one year of the first closing of the Agreement, which occurred on January 28, 2000 (the "First Closing"), and at a price of $5.00 per share if exercised within two years of the date of the First Closing. The fair value of the Warrants on the date of the grant was approximately $5,428,000. On May 12, 2000, Panther exercised all the Warrants for $1,000,000.

    Under the Underwriting Agreement, the Company was obligated to prepare a registration statement covering 25% of the Panther Shares under the Securities Act and to file such registration statement with the Commission within 90 days of the completion of the offering of the Panther Shares (the "Registration Statement"). Prior to and during the period of 120 days after the Registration Statement is declared effective by the Commission, the Company has agreed not, without prior written consent of Panther, to issue, offer, sell, or grant options to purchase or otherwise dispose any of the Company's equity securities or any other securities convertible into or exchangeable for its common stock or other equity security, other than pursuant to transactions already disclosed to Panther. Additionally, for a period of 180 days after the first date that any of the Panther Shares are released for sale to the public, the officers and directors of the Company have agreed not to directly or indirectly sell or offer to sell or otherwise dispose any of their shares of common stock of the Company or any right to acquire any such shares without the prior written consent of Panther. No such registration statement has yet been filed by the Company, and there can be no assurance when such registration statement will be filed.

    On April 21, 2000, the Company acquired, through a stock-for-stock tender offer (the "Software Offer"), approximately 76.73% of the issued and outstanding ordinary shares of Radical Technology Plc (subsequently renamed HTTP Software Plc ("Software")). Pursuant to the Software Offer, HTTP offered 100 shares of common stock of the Company (the "Exchange Stock") for every 143 shares of capital stock of Software. Through additional issuances of stock subsequent to April 21, 2000, the Company has acquired an aggregate of 97.2% of the outstanding shares of Software in exchange for 2,429,330 shares of the Company's Common Stock. Accordingly, the Company has the right under applicable law to compulsorily acquire the balance and to treat Software as a wholly owned subsidiary.

Assuming full acceptance of the Software Offer, 2,563,428 shares of the Company will be issued, constituting approximately 4.1% of the Company's outstanding shares. The Exchange Stock was not initially registered under the Securities Act. However, as a condition of the Software Offer, within twelve months from the date of issue of the Exchange Stock, the Company has agreed to file a registration statement with the Commission covering the Exchange Stock. Furthermore, during this twelve month period, the Company shall not file a registration statement covering any shares held by STG Holdings Plc, the 30.4% stockholder of the Company. The Company has not yet filed such a registration statement.

    On May 3, 2000, the Company entered into an agreement to acquire 51% of the outstanding stock of Ferman AG, a Swiss venture capital company ("Ferman"), for the issuance of 7,200,000 shares of the Company's Common Stock. On October 5, 2000, the Company executed an agreement to acquire 100% of Ferman's outstanding stock for 5,100,000 shares of the Company's Common Stock. Subsequently, after undertaking further due diligence, the Company determined that the conditions to closing had not been fulfilled, and accordingly, the Company decided not to proceed with the transaction. The Company never assumed management control of Ferman and no consideration was exchanged. Therefore, results and net assets of Ferman have not been consolidated in the financial statements contained in this Annual Report in any way.

    On May 25, 2000, the Company issued a private placement memorandum to raise up to $30 million through the sale of shares of Common Stock at a price of $6.25 per share pursuant to an exemption from registration under Regulation S promulgated under the Securities Act. The Company raised the minimum allowed under the private placement, $10 million and established a $20 million credit facility (the "Credit Facility") with ASIA IT Capital Investment Limited ("Asia IT") as of December 15, 2000 to cover the balance of the funds it sought to raise. Asia IT is currently a 12.2% shareholder of the Company. The Company has not drawn upon the Credit Facility as of the date of this Annual Report, although the Company anticipates that, in the foreseeable furture, it will need to draw upon the Credit Facility to continue to operate and meet its debts as and when they become due. The Credit Facility expires on December 31, 2001. The Company has received confirmation from Asia IT that the credit facility will be extended to June 30, 2002. The final closing of the placement was in November 2000.

    In September 2000, the Company acquired Core Ventures Limited, a privately held Internet venture company from Troy Limited, a Cayman corporation ("Troy"). Under the agreement, HTTP issued 3,600,000 shares of its Common Stock for 100% of the outstanding stock of Core. Such shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. Core is a holding company whose principal asset is a less than 1% interest in Red Cube AG ("Red Cube"), a voice-over-IP telecommunications provider, together with warrants to purchase further shares in Red Cube. The agreement also provided in part that Dr. Alexander Nill guaranteed to the Company that, as of December 15, 2000, Core would have had assets of not less than $25,000,000. Pursuant to this guarantee Dr. Alexander Nill signed a Memorandum of Understanding (the "Memorandum"), on December 27, 2000, stipulating that the net assets of Core Ventures Limited were estimated to be approximately $2,500,000 and that the warrants to purchase further Red Cube stock held by Core had no value. Dr. Nill acknowledged that he had been served by the Company with a formal demand to honor his obligations to HTTP pursuant to the terms of the personal guarantee provided by him as security for the transaction between Troy and HTTP. As part of this obligation, Dr. Nill will provide 13,500 shares of Schweizerische Gesellschaft fur Aktienhandel und Research AG ("SGA") (a Company incorporated in Switzerland) which have an estimated value of $10,900,000 and place 1,848,576 shares of the Company's Common Stock, currently held by him, into an escrow account. The remaining shortfall in value, approximately $11,600,000, due under the guarantee is to be paid in cash no later than June 26, 2001. As of March 23, 2001, the Company had not received the 13,500 shares of SGA but had received 3,040,000 shares of the Company's Common Stock, which were duly endorsed.

Dr. Nill has the right to assign this guarantee to another party but only with the escrow agent's consent. At the time of the original transaction between the Company and Troy Limited, Dr. Nill was a director of the Company. He has since resigned that position, effective February 27, 2001.

    On December 29, 2000, the Company acquired all of the issued and outstanding shares of HTTP Insights Limited ("Insights"), formerly known as Nightingale Technologies, Ltd., in a stock-for-stock transaction valued at approximately $180 million (the "Insights Offer"). The Company received the shares of Insights on that date but, pursuant to the terms of the Insights Offer, was not required to pay any consideration for the Insights shares until certain conditions were met. The first of these conditions, that the Company receive a validation by the Defence Evaluation and Research Agency ("DERA"), an agency of the United Kingdom Ministry of Defence, as to the technical and commercial viability of Insights' proprietary technology, was satisfied on February 22, 2001. As such, the Company issued the first tranche of contingent consideration of 15,000,000 shares of its Common Stock on that date. Such shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. A further 15,000,000 shares will be issued either upon the Company's first use of a medical imaging prototype for scan analysis with third parties or upon appropriate validation being provided by DERA, as to the technical novelty and commercial viability of the same, whichever shall be earlier. The directors of the Company have made a provisional allocation of the purchase price to identifiable tangible and intangible net assets which will be finalized in due course, and it is anticipated that on completion of the allocation, part of the purchase price may be allocated to in-process research and development which will be immediately expensed.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

    Except for historical information, the material contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking. This discussion includes, in addition to historical information, forward-looking statements, which involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences are discussed below. These risks and uncertainties include the rate of market development and acceptance of technology, the unpredictability of the Company's sales cycle, the limited revenues and significant operating losses generated to date, and the possibility of significant ongoing capital requirements. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995".

    The Company commenced operations under the current management on October 18, 1999. As such, there is no comparable full-year data for the fiscal year ended December 31, 1999 ("Fiscal 1999"). The Company's functional currency is the United States Dollar.

RESULTS OF OPERATIONS

    REVENUES. For the fiscal year ended December 31, 2000 ("Fiscal 2000"), the Company's gross revenues from operations were approximately $514,000. The Company has relied heavily upon proceeds from the sale of its securities to fund its operations.

    The Company had operating activities in 2000 through its acquisition of Software. Software commenced operations under the Company umbrella from April 21, 2000, the date that the acquisition was unconditional. The Company's revenues for Fiscal 2000 were primarily comprised of software product consulting and support services. During Fiscal 2000, the Company had three customers who represented a significant portion of its revenues. The Company acquired two of these customers during the year, and the third is a related party. The customers are Red Cube AG, which accounted for approximately $137,000 (27%) of sales, Radical Technology, Plc (prior to acquisition by the Company), which accounted for approximately $99,000 (19%) of sales, and Nightingale Technologies, Ltd. (prior to acquisition by the Company), which accounted for approximately $132,000 (26%) of sales.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's selling, general and administrative expenses were $5,785,000 in Fiscal 2000 compared to $42,000 for Fiscal 1999. The significant increase was due to the fact that the Company had only very limited operations in Fiscal 1999. Professional fees, including technology development and consulting services, were approximately $2,628,000 in Fiscal 2000. Also included were salaries and directors' compensation of $1,322,000, public relations costs of $369,000 and rent of $247,000. Professional fees included $1,580,000 in fees relating to a December 1999 consulting agreement with Oxford Capital Inc., for which the consideration was shares of Common Stock issued by the Company. These fees were amortized over the twelve-month term of the agreement, through December 2000.

    The primary components of the increased selling, general and administrative expenses in Fiscal 2000 were an increase in personnel costs due to an increase in the number of employees and an increase in rent and other property costs resulting from a relocation to new premises. Management expects selling, general and administrative expenses to continue at a similar level in the near future as the Company continues to devote resources to the expansion of the Company, excluding the Oxford Capital, Inc. consulting cost.

    SOFTWARE DEVELOPMENT COSTS WRITTEN OFF. During Fiscal 2000, the Company wrote off $2,020,000 in software development costs. These costs include $1,838,000 of such costs previously capitalized upon the acquisition of Software, but which were subsequently written off during the year. The Company decided to write off such costs because, subsequent to the acquisition of Software, the Company altered the strategic direction of Software to focus its resources on other projects, particularly the Stochastic Perception Engine project (the proprietary technology of Insights). Therefore, the software development costs written off were written down to an assessed net realizable value of zero. Software development costs also include $182,000 of in-process research and development costs written off upon the acquisition of Software in April 2000.

    The Company went into negotiations in Autumn 2000 to acquire Insights. The Company estimated that the potential revenues to be derived from the development of Insights' Stochastic Perception Engine would be far in excess of revenues from software developed by HTTP Software. Thus, the Company decided to focus its strategy and resources towards working with Insights to assist in development of products utilizing the Stochastic Perception Engine. It was considered not to be viable for HTTP Software to operate on two different types of business--software development work for Insights, Plannet and Call Analysis--plus bespoke work. Due to this revised strategy for Software, potential revenues from Plannet would not match the capitalized costs to date.

    DEPRECIATION AND AMORTIZATION EXPENSE. The Company had excess of purchase price over net assets acquired of approximately $8,293,000, associated with the acquisition of Software. The Company had excess of purchase price over net assets acquired of approximately $10,443,000 from its acquisition of Insights. The Company's policy is to amortize goodwill over five years.

    IMPAIRMENT LOSS ON INVESTMENTS. Impairment loss on investments of $225,000 relates to the impairment in the carrying value of one of the Company's minority investments, Strategic Intelligence.

    IMPAIRMENT OF RECEIVABLE FROM VENDOR. Impairment of a receivable from a vendor in the amount of $19,109,000 relates to a receivable from Dr. Alexander Nill (a former director of the Company). In connection with the Company's acquisition of Core Ventures in September 2000, Dr. Nill had guaranteed the fair value of certain assets of Core Ventures. The receivable, which has been fully impaired, represents the fair value of 3,600,000 shares issued as consideration for the acquisition ($20,364,000) less a provisional estimate of the fair value of the assets acquired ($1,255,000). See "Description of Business--Recent Acquisitions".

    INCOME FROM VENDOR GUARANTEE. Income from vendor guarantee relates to a guarantee provided by Dr. Nill as to the fair value of certain assets acquired under the Company's acquisition of Core Ventures in September 2000. The income recognized represents the fair value of 3,600,000 shares, valued at $20,364,000, issued as consideration for the acquisition less $1,255,000, a provisional estimate of the fair value of the assets acquired. Since the end of Fiscal 2000, 3,040,000 of the 3,600,000 shares issued, with a fair value of $19,109,000, have been returned to the Company, duly endorsed by Dr. Nill. See "Description of Business--Recent Acquisitions".

    NET LOSS AND NET LOSS PER SHARE. Net loss was ($8,714,000) for Fiscal 2000, and was attributable to relatively low revenues and significant operating costs, including those relating to software development costs written off ($2,020,000), goodwill amortization ($1,260,000) and professional fees ($2,628,000). Loss per share was ($0.24) based on weighted average shares outstanding of 36,383,441.

LIQUIDITY AND CAPITAL RESOURCES

    WORKING CAPITAL. At December 31, 2000, the Company had approximately $6,856,000 in current assets. Cash and cash equivalents amounted to approximately $6,231,000. Current liabilities were approximately $1,252,000 at December 31, 2000. At December 31, 1999, the Company had approximately $2,088,000 in current assets, of which $506,000 consisted of cash and cash equivalents. Working capital at the end of Fiscal 2000 was approximately $5,604,000, as compared to $2,002,000 at the end of Fiscal 1999. The ratio of current assets to current liabilities was 5.5 to 1.0 at the end of Fiscal 2000 as compared to 24.4 to 1.0 at the end of Fiscal 1999.

    NET INCREASE IN CASH AND CASH EQUIVALENTS. During Fiscal 2000, the Company's cash and cash equivalents increased by approximately $5,725,000. This increase was primarily the result of net cash provided by financing activities in the amount of $11,789,000. The Company used net cash of $3,386,000 in operations and $2,658,000 in investment activities.

    NET CASH USED IN OPERATIONS. The use of cash in operations of $3,386,000 was attributable to the Company's relatively low revenues at the same time that the Company incurred significant operating costs. These significant costs included professional fees, salaries and director compensation, public relations and rent, all of which result from the Company's commencement of operations and expansion of its infrastructure to support such operations.

    NET CASH USED IN INVESTMENT ACTIVITIES. For Fiscal 2000, the Company had a net cash outflow from investment activities of approximately $2,658,000. Such funds were used for software development of $86,000 at Software and the purchase of fixed assets for $464,000. The Company does not currently have any commitments for material capital expenditures. Cash paid for investments of $2,109,000 relates to minority interests in Compaer AG of $1,211,000, Eurindia of $633,000 and Strategic Intelligence of $262,000.

    NET CASH FROM FINANCING ACTIVITIES. In Fiscal 2000, the Company received net cash of $11,789,000 from financing activities, primarily due to the issuance during the year of shares of Common Stock for net proceeds of $15,480,000. Cash provided by share issuances included $10,000,000 from a private placement of shares in May 2000, $5,000,000 from a private placement in the first quarter of Fiscal 2000 and $1,000,000 from the conversion of warrants in May 2000. See "Market for Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities".

    The Company acquired Insights in December 2000. At the time of such acquisition, Insights had outstanding $6,006,000 of long-term debt. This debt is part of the original loan of $10,000,000 that Insights owed to its parent company relating to the acquisition of patent applications for its Stochastic Perception Engine technology. The loan bears interest at 2% above LIBOR and is unsecured. The principal of the loan and accrued interest does not mature until October 5, 2003. In addition, during Fiscal 2000 prior to the acquisition, the Company loaned Insights $5,000,000, of which $4,000,000 was used to reduce Insights' loan from its former parent, and $1,000,000 was used for working capital. Subsequent to December 31, 2000, the Company repaid an additional $1,000,000 of the loan principal.

    Had these shares been issued prior to year end the Company's pro forma balance sheet would have been as follows:

    This unaudited pro forma presentation reflects the issuance of 30,000,000 shares valued at $6.30 per share (based on current share price), resulting in purchase price in excess of net assets acquired of approximately $189,000,000.

                                                                PRO FORMA
                                                              BALANCE SHEET
                                                              -------------
Current Assets..............................................  $  6,856,365
Property and Equipment......................................       399,744
Investments.................................................     3,803,733
Security Deposits...........................................       244,579
Intangible Assets...........................................       433,382
Excess of Purchase Price over Net Assets Acquired...........   207,736,151
Other non-current assets....................................        12,731

TOTAL ASSETS................................................  $219,496,685
                                                              ------------
Current Liabilities.........................................  $  1,152,047
Capitalized Lease...........................................        23,843
Long Term Debt..............................................     6,006,025
Stockholders' Equity........................................  $212,314,771

TOTAL LIABILITES & STOCKHOLDERS' EQUITY.....................  $219,496,685
                                                              ------------

    STOCKHOLDERS' EQUITY. The Company's stockholders' equity at December 31, 2000 was approximately $23,315,000, including an accumulated deficit of ($8,614,000) and after deducting a vendor guarantee of approximately ($19,109,000). Additional paid-in capital at December 31, 2000 was approximately $50,915,000. The returned shares under the Core acquisition have been valued as a stockholder receivable, and are duly endorsed over to the Company. The vendor receivable amounted to approximately $19,109,000 as of December 31, 2000. The Company's stockholders' equity was $2,618,000 at December 31, 1999.

    ADDITIONAL CAPITAL. The Company may require additional capital during its fiscal year ending December 31, 2001 to implement its business strategies, including cash for (i) payment of increased operating expenses such as salaries for additional employees; and (ii) further implementation of those business strategies. Such additional capital may be raised through additional public or private financing, as well as borrowings and other resources.

    On December 15, 2000, the Company entered into an unsecured credit facility with ASIA IT Capital Investments Limited ("Asia IT"), which provides a $20,000,000 line of credit. Such line of credit originally expired on December 31, 2001, but has been extended until June 30,2002. Interest on advances under the credit facility accrues at 2% above LIBOR. The Company can draw down on this credit facility for its financing requirements, upon approval by the Company's Board of Directors and subject to approval by Asia IT (such approval not to be unreasonably withheld). The Company is restricted from borrowing funds, directly or indirectly, other than through the credit facility with Asia IT, without the consent of Asia IT. The availability of the credit facility reduces upon the Company's sale of any of its investment assets. As of the date of this Annual Report, the Company has not yet drawn down any amounts under this credit facility, although the Company estimates that, in the foreseeable future, it will need to draw upon such credit facility in order to meet its liabilities as they come due.

    The Company's strategy is to liquidate its investments as appropriate and to use the proceeds of these sales to fund continuing development of the Company's technology. To the extent that additional capital is obtained through the sale of its investments, the Company may not realize the amount as it is presented in the accounts. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution to the Company's stockholders. No assurance can be given, however, that the Company will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the Company's cash requirements to implement its business strategies. If the Company is unable to access the capital markets or obtain acceptable financing, its results of operations and financial conditions could be materially and adversely affected. The Company may be required to raise substantial additional funds through other means. If adequate funds are not available to the Company, it may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of its technologies or products that the Company would not otherwise relinquish. While the Company has begun to receive commercial revenues, there can be no assurances that its existing commercial agreements will provide adequate cash to sustain its operations. If the Company decides to expand its business faster, or to geographic areas outside of Europe during the next twelve months, it may need to raise further capital.

ITEM 7.  FINANCIAL STATEMENTS.

    The information required by this Item is included on pages F-1 to F-17 of this Annual Report.

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

Prior to its engagement of Arthur Andersen, the Company did not consult with Arthur Andersen on items which (a) were, or should have been, subject to SAS 50 or (b) concerned a disagreement or reportable event with Callaghan Nawrocki LLP as described in Regulation S-B Item 304(a)(2).

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

    The following table sets forth the current officers and directors of HTTP:

NAME                                             AGE      POSITION
----                                           --------   --------
Stefan Allesch-Taylor........................     31      Chairman, Chief Executive Officer and Director
Jason E. Forsyth.............................     30      Chief Financial Officer and Director
Nicholas Thistleton..........................     31      Chief Technical Officer
Sir Euan Calthorpe, Bt.......................     35      Director
Giorgio L. Laurenti..........................     54      Director
Charles Schwab, Jr...........................     36      Director
Peter Venton OBE.............................     58      Director
Mark Warde-Norbury...........................     38      Director

    Directors are elected in accordance with the Company's by-laws to serve until the next annual stockholders meeting and until their successors are elected in their stead. The Company does not currently pay compensation to directors for services in that capacity. Officers are elected by the Board of Directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the Board of Directors. There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

    STEFAN ALLESCH-TAYLOR has served as the Company's Chairman and Chief Executive Officer since December 1999. He is also Chairman of the Board of STG Holdings PLC, an investment company and a major shareholder of HTTP
Technology, Inc. Mr. Allesch-Taylor began his career as a stockbroker, becoming a Registered Representative of the London Stock Exchange in 1988. Over the past eight years, he has served as a Director of a wide variety of companies and acted for a number of substantial international trusts involved in the finance and technology sectors.

    SIR EUAN CALTHORPE, BT. (member of the Audit and Remuneration Committees) has served as the Company's Director since December 22, 1999. Sir Euan Calthorpe, Bt. has been the principal of the private Calthorpe Estates group of companies for over 10 years. The core activity of Calthorpe Estates is real estate investment and development spanning a wide variety of assets from leisure to retail shopping centers and serviced offices. Utilizing significant financial and management expertise, the Group has diversified investments in publishing, e-commerce and B2B information technology companies. He leads a team of professionals from offices in the United Kingdom and has a broad network of business connections both in Europe and the United States.

    JASON E. FORSYTH, has served as the Company's Chief Financial Officer and Director since March 30, 2000. Mr. Forsyth has eight years of experience in accounting and finance in both the United Kingdom and the United States. He has worked in a variety of industries including software, telephony and consumer products. He has extensive commercial and corporate strategy experience having worked at AT&T Wireless (formerly LA Cellular) and has been involved in corporate finance, seed financing, working capital fund raising and mezzanine financing for several years. Mr. Forsyth has passed the Certified Management Accountant (CMA), Certified Financial Manager (CFM) and Certified Public Accountant (CPA) examinations. He gained a BSc (Honors) in Accountancy and Economics from Southampton University, England.

    GIORGIO LAURENTI (member of the Audit and Remuneration Committees) has served as a director of the Company since March 31, 2000. Mr. Laurenti has extensive commercial experience, having served in senior management roles at Revlon for the last twelve years. He has served as President of Revlon France and Euro International since October 1999 and President of Revlon Euro International since February 1999. He was President of International Business Development at Mac Andrews & Forbes, Revlon's parent company, with the responsibility of overseeing International Mergers and Acquisitions and Development. Prior to joining Revlon, Mr. Laurenti owned OTIC, a real estate and property development company from 1977 to 1988. He served as Chief Executive Officer of Coricama, a manufacturer of high precision surgical instruments, scissors and metal, where he was responsible for U.S. and International Development.

    CHARLES SCHWAB, JR. (member of the Audit and Remuneration Committees) has served as a director of the Company since August 16, 2000. He is a manager and member of Kensington Value Fund LLC, a private family financed investment vehicle ("KVF"). KVF focuses on financing visionary entrepreneurs developing innovative ideas. KVF's Investments include all aspects of the electronic economy and technology. KVF has over 20 companies invested in its portfolio. Mr. Schwab has been managing capital for over 10 years for both domestic and international clients. He spent over four years from 1990 through 1994 with Banque Paribas in their London and New York office managing the Bank's proprietary capital. KVF began operations in late 1994. Mr. Schwab earned a BA in economics and history from Northwestern University and an MBA in accounting and finance from the University of Chicago Graduate School of Business. He currently serves on several Boards, including Integration Associates, which designs custom analog ASIC solutions, and cMore Medical Solutions, a software developer of medical procedures.

    PETER VENTON OBE was appointed as a director of the Company in March 2001. Mr. Venton has over 30 years' experience in the computing and telecommunications industry and holds several patents in the sector. Between 1985 and 2000, Mr. Venton held various chief executive posts, including Plessey Radar which became Siemens Plessey Electronic Systems after its takeover by Siemens in 1989. From 1993 to 1996, he was the Chief Executive of GEC-Marconi Prime Contracts. From 1997 to 2000, Mr. Venton was the Regional Managing Director of GEC Plc (BAE Systems from December 1999), the supplier of defense, telecommunications, medical and industrial products and systems. He currently serves as the Deputy Chairman of International Hospitals Group and is the Technical Audit Chairman for the Defence Evaluation and Research Agency. He was made a member of the Order of the British Empire (OBE) in the Queen's Birthday Honours in 1989 for services to UK Industry.

    MARK WARDE-NORBURY has served as a director of the Company since
January 29, 2001. He graduated from Durham University and spent fourteen years with the investment bank Robert Fleming & Co. and its subsidiary company Save & Prosper Group. As a senior manager in the bank, Mr. Warde-Norbury helped to launch and manage the Fleming Private Banking operation in the UK, working in conjunction with the Commercial Banking and Corporate Finance departments.
Mr. Warde-Norbury's primary responsibilities for the Company will be in creating the structures of joint partnerships and alliances for our proprietary technology, and in presenting the company's varied operations and products. He is an Affiliate of The Securities Institute, and a Securities and Futures

Authority (SFA) authorized Corporate Advisor, as well as a director of Capital Strategy PLC and STG Holdings PLC.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's common stock are required to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates. Each of Dr. Alexander Nill, Dr. Stefan Fleissner, Martin Lechner, Giorgio Laurenti, Jason E. Forsyth, Stefan Allesch-Taylor, Nicholas Thistleton, Sir Euan Calthorpe, Bt., T.H.
Investments Ltd. and STG Holdings Plc has filed a Form 3 with the Commission. However, each such person and entity did not file such form on a timely basis as required by section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the most recent fiscal year. Each such person and entity filed one late report for one transaction. Furthermore, the failure of each such person and entity to timely file a Form 3 with the Commission is considered a knowing violation of section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION.

    The following table summarizes calendar 2000 compensation for services in all capacities of the Company's executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM
                                                                               COMPENSATION
                                                                          -----------------------
                                              ANNUAL COMPENSATION           AWARDS       PAYOUTS
                                         ------------------------------   -----------   ---------
                                                                          SECURITIES      LTIP
                                                     SALARY     BONUS     UNDERLYING     PAYOUTS     ALL OTHER
NAME AND PRINCIPAL POSITION                YEAR       ($)        ($)      OPTIONS (#)      ($)      COMPENSATION
---------------------------              --------   --------   --------   -----------   ---------   ------------
Stefan Allesch-Taylor, ................    2000     172,741         --            --          --             --
  Chairman and CEO                         1999          --         --            --          --             --
                                           1998          --         --            --          --             --

Jason E. Forsyth, CFO..................    2000     115,967         --            --          --             --
                                             --          --         --            --          --             --
                                             --          --         --            --          --             --

Christopher J. Wilkes, ................    2000          --         --            --          --             --
  President and CEO(1)                     1999          --         --            --          --             --

------------------------

(1) Christopher J. Wilkes served as the Company's President and Director from September 30, 1996 to January 10, 2000. He resigned from his positions with the Company as a result of the implementation of the Reorganization Agreement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of March 30, 2001, by:

    - each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock;

    - each person serving as a director or executive officer of the Company; and

    - all executive officers and directors of the Company as a group.

    Beneficial ownership is determined in accordance with the rules of the Commission. In general, a person who has voting power and/or investment power with respect to securities is treated as a beneficial owner of those securities. For purposes of this table, shares subject to outstanding warrants and options exercisable within 60 days of the date of this Annual Report are considered as beneficially owned by the person holding such securities. To our knowledge, except as set forth in this table, we believe that the persons named in this table have sole voting and investment power with respect to the shares shown. Except as otherwise indicated, the address of each of the directors, executive officers and 5% shareholders in this table is as follows: HTTP
Technology, Inc., 46 Berkeley Square, London, UNITED KINGDOM, W1J 5AT

    Percentage beneficially owned is based upon 61,771,093 shares of Common Stock issued and outstanding as of March 30, 2001.

                                                          NUMBER OF SHARES      PERCENTAGE OF COMMON
NAME OF BENEFICIAL OWNER                                 BENEFICIALLY OWNED   EQUITY BENEFICIALLY OWNED
------------------------                                 ------------------   -------------------------
BENEFICIAL OWNERS

STG Holdings PLC ......................................      12,980,000                 21.0%
16 Curzon Street, Mayfair,
London, United Kingdom
W1Y 7FF

Societe Privee, as Nominee(1) .........................      10,820,000                 17.5%
22 Grosvenor Street, London,
United Kingdom W1X 9LF

T.H. Investments Ltd. .................................       4,320,000                  7.0%
Suite 2B, Centre Plaza,
Main Street, Gibraltar

Asia IT Capital Investments, Ltd., ....................       7,511,600                 12.2%
as Nominee
15 rue de la Confederation
1204 Geneva, Switzerland

Nightingale Technologies, Ltd. ........................       4,000,000                  6.5%
P.O. Box 42127
Abu Dhabi, U.A.E.

DIRECTORS

Stefan Allesch-Taylor(2)...............................      12,980,000                 21.0%

Sir Euan Calthorpe(3)..................................      12,980,000                 21.0%

Jason E. Forsyth.......................................          50,000             *

Giorgio L. Laurenti....................................         120,000             *

Charles Schwab, Jr.(4).................................         200,000             *

Peter Venton...........................................         100,000             *

Mark Warde Norbury(5)..................................      13,141,524                 21.3%

Total Officers and Directors as a Group (7 persons)....      13,611,524                 22.0%

------------------------

*   Less than 1%.

(1) Consists of the holdings of 69 individuals and corporate entities none of whom i) holds more than 3.6% of the issued and outstanding shares of the Company; and ii) is an officer, director or control person or is related to an officer, director, control person or an affiliate.

(2) Consists of 12,980,000 shares of common stock directly owned by STG Holdings PLC. As a significant shareholder and a director of STG, Mr. Allesch-Taylor may be deemed to control the investment and voting decisions with respect to the stock held by STG in the Company.

(3) Consists of 12,980,000 shares of common stock directly owned by STG Holdings PLC. As a significant shareholder and a director of STG, Sir Euan Calthorpe, Bt. may be deemed to control the investment and voting decisions with respect to the stock held by STG in the Company.

(4) Consists of 100,000 shares of common stock owned by Kensington Value Fund, LLC ("KVF"). As Managing Director of KVF, Charles Schwab, Jr. may be deemed to control the investments and voting decisions with respect to the Company's stock held by KVF.

(5) Includes 40,000 shares held by a spouse, Lucy Warde-Norbury, 83,524 shares directly owned by Capital Strategy PLC and 12,980,000 shares directly owned by STG Holdings PLC. A significant shareholder of Capital Strategy PLC and a director and officer of STG Holdings PLC, Mr. Warde-Norbury may be deemed to control the investment and voting decisions with respect to the stock held by each in the Company

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    FAIRFAX EQUITY LTD. On October 27, 1999, the Company entered into a conditional Acquisition Agreement and Plan of Reorganization (the "Reorganization Agreement") with Fairfax Equity Ltd. ("Fairfax"), a holding company, and the stockholders of Fairfax whereby the Company would acquire all of the issued capital stock of Fairfax. On December 22, 1999, all the conditions precedent to the Reorganization Agreement were met by the Company and, accordingly, the Company and Fairfax proceeded to implement the transactions contemplated by the Reorganization Agreement. Pursuant to this implementation, the Company issued a total of 17,280,000 shares of common stock to the shareholders of Fairfax in order to acquire 100% of the issued capital stock of Fairfax. These shares accounted for 80.3% of the issued share capital of the Company. The shareholders of Fairfax as a group thus acquired a majority of the shares issued and STG, the major shareholder of Fairfax, controlled 60.2% of the Company. STG is an English company. Simultaneously with the closing of the Reorganization Agreement, Stefan Allesch-Taylor, the Company's current Chairman, Chief Executive Officer and Director, Nicholas Thistleton, and Sir Euan Calthorpe, Bt., a current Director, were appointed to the Board of Directors. In February 2001, Mark Warde-Norbury was appointed as a Director of the Company. Mr. Allesch-Taylor and Mr. Warde-Norbury are also Chairman and Director, respectively, of STG.

    ACQUISITION OF CORE VENTURES, LTD. On March 28, 2000, HTTP entered into an agreement to acquire Core Ventures Limited, a privately held Internet venture company from Troy Limited, a Cayman corporation. Under the agreement, HTTP issued 3,600,000 shares of its Common Stock for 100% of the outstanding stock of Core Ventures. Core Ventures is a holding company whose principal asset is an interest in Red Cube AG, a voice-over-IP telecommunications provider. The agreement also provided in part that Dr. Alexander Nill guaranteed to the Company that, as of December 15, 2000, Core would have had assets of not less than $25,000,000. Dr. Alexander was appointed as a director in May 2000. Pursuant to this guarantee Dr. Alexander Nill signed a Memorandum of Understanding (the "Memorandum"), on December 27, 2000, stipulating that the net assets of Core Ventures was estimated to be approximately $2,500,000 and that the warrants to purchase further Red Cube stock held by Core had no value. Dr Nill acknowledged that he had been served by the Company with a formal demand to honor his obligations to HTTP pursuant to the terms of the personal guarantee provided by him as security for the transaction between Troy and HTTP. As part of this obligation,

Dr. Nill will provide 13,500 shares of Schweizerische Gesellschaft fur Aktienhandel und Research AG ("SGA") (a company incorporated in Switzerland) which have an estimated value of $10,900,000 and place 1,848,076 shares of the Company's Common Stock, currently held by him, into an escrow account. The remaining shortfall in value due under the guarantee, approximately $11,600,000, is to be paid in cash no later than June 26, 2001. As of March 23, 2001, the Company had not received the 13,500 shares of SGA but had received 3,040,000 shares of the Company's Common Stock, which have been placed in escrow.
Dr. Nill has the right to assign this guarantee to another party but only with the escrow agent's consent. At the time of the original transaction between the Company and Troy Limited, Dr. Alexander Nill was a Director of the Company.
Dr. Nill resigned as a director of the Company, effective February 27, 2001.

    ACQUISITION OF INSIGHTS. On December 29, 2000, the Company acquired all of the issued and outstanding shares of Insights, formerly known as Nightingale Technologies, Ltd., in a stock-for-stock transaction valued at approximately $180 million (the "Insights Offer"). The Company received the shares of Insights on that date but, pursuant to the terms of the Insights Offer, was not required to pay any consideration for the Insights shares until certain conditions were met. The first of these conditions, that the Company receive a validation by DERA as to the technical and commercial viability of Insights' proprietary technology, was satisfied on February 22, 2001. As such, the Company issued the first tranche of contingent consideration of 15,000,000 shares of its Common Stock on that date. A further 15,000,000 shares will be issued either upon the Company's first use of a medical imaging prototype for scan analysis with third parties or upon appropriate validation being provided by DERA as to the technical novelty and commercial viability of the same, whichever shall be earlier.Asia IT was a shareholder of Nightingale Technologies Ltd (Niue). ASIA IT was a shareholder of HTTP at the time of this acquisition.

    CREDIT FACILITY FROM ASIA IT. On December 15, 2000, the Company entered into an unsecured credit facility with ASIA IT Capital Investments Limited ("Asia IT"), which provides a $20,000,000 line of credit. Asia IT is the beneficial owner of 7,511,600 shares (or 12.2% of the outstanding shares) of Common Stock. Such line of credit originally expired on December 31, 2001, but has been extended until June 30, 2002. Interest on advances under the credit facility accrues at 2% above LIBOR. The Company can draw down on this credit facility for its financing requirements, upon approval by the Company's Board of Directors and subject to approval by Asia IT (such approval not to be unreasonably withheld). The Company is restricted from borrowing funds, directly or indirectly, other than through the credit facility with Asia IT, without the consent of Asia IT. The availability of the credit facility reduces upon the Company's sale of any of its investment assets. As of the date of this Annual Report, the Company has not yet drawn down any amounts under this credit facility, although the Company estimates that, in the foreseeable future, it will need to draw upon such credit facility in order to meet its liabilities as they come due.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
         1.1            Underwriting Agreement between Internet Holdings, Inc. and
                        Panther Capital Ltd., dated January 6, 2000 (1)

         2.1 Articles of Merger of HTTP Technology, Inc., a Utah corporation (2)

         2.2 Certificate of Merger of HTTP Technology, Inc., a Delaware corporation (2)

         2.3            Offering Document to acquire shares of Radical Technology
                        Plc. (3)

         3.1 Certificate of Incorporation of HTTP Technology, Inc. and amendments thereto (2)

         3.2            By-Laws of HTTP Technology, Inc. (2)

         4.1            Form of Convertible Loan Note issued by the Company to
                        Palamon (Gestion) S.A., dated October 25, 1999. (4)

         4.2            Loan Note issued by HTTP Insights, Ltd. to Nightingale
                        Technologies Ltd. (filed herewith)

        10.1 Stock Purchase Agreement, dated as of September 7, 2000, between Troy Ventures Ltd. and Internet Holdings, Inc. (5)

        10.2            Share Sale Agreement between Nightingale Technologies
                        Limited and HTTP Technology, Inc. (6)

        10.3            Letter Agreement between Asia IT Capital Investments, Ltd.
                        and HTTP Technology, Inc. (filed herewith)

        16.1 Letter from Callaghan Nawrocki LLP regarding change in certifying accountant dated June 30, 2000. (7)

        21.1            Subsidiaries (filed herewith)

------------------------

(1) Incorporated herein by reference to the Company's Current Report on Form 8-K filed January 31, 2000.

(2) Incorporated herein by reference to the Company's Current Report on Form 8-K filed on January 10, 2001.

(3) Incorporated herein by reference to the Company's Current Report on Form 8-K filed on May 23, 2000.

(4) Incorporated herein by reference to the Company's Current Report on Form 8-K filed January 7, 2000.

(5) Incorporated herein by reference to the Company's Current Report on Form 8-K filed September 27, 2000.

(6) Incorporated herein by reference to the Company's Current Report on Form 8-K filed March 7, 2001.

(7) Incorporated herein by reference to the Company's Current Report on Form 8-K filed June 30, 2000.

    (b) Reports on Form 8-K

    On October 17, 2000, the Company filed a Current Report on Form 8-K announcing that the Company had changed its name to HTTP Technology, Inc. and had amended its Articles of Incorporation to allow for shareholder action by written majority consent.

    On October 20, 2000, the Company filed a Current Report on Form 8-K announcing that the Company had acquired all of the issued and outstanding capital stock of Ferman AG, a Swiss investment company, from Dr. Alexander Nill and Stephan Rind. This Current Report was amended on March 30, 2001, to reflect the fact that the Company, having undertaken further due diligence, determined that certain conditions to closing had not been fulfilled, and therefore decided not to proceed with the transaction.

    On December 5, 2000, the Company filed an amendment to its Current Report on Form 8-K filed on September 27, 2000, to reflect that, pursuant to Regulation S-X, the acquisition of Core Ventures, Ltd. does not represent the acquisition of a business and therefore no financial statements or pro forma information need be presented.

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY INTERNET HOLDINGS, INC.)
                       CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2000
                   TOGETHER WITH INDEPENDENT AUDITORS' REPORT

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Directors of
  HTTP Technology, Inc.:

    We have audited the accompanying consolidated balance sheet of HTTP Technology, Inc., formerly Internet Holdings, Inc., and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended and the period from inception (October 18, 1999) to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HTTP Technology, Inc. and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended and the period from inception (October 18, 1999) to December 31, 1999 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN

London, England
April 11, 2001

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY INTERNET HOLDINGS, INC,)
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2000


                                 ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 6,231,136
  Accounts receivable, net..................................      116,771
  Prepaid expenses..........................................      287,862
  Value-added Tax receivable................................      159,032
  Other current assets......................................       61,564
                                                              -----------
    Total current assets....................................    6,856,365
Property and Equipment, at cost, net of accumulated
  depreciation of $110,698..................................      399,744
Investments, at cost........................................    3,803,733
Security Deposits...........................................      244,579
Intangible Asset, at cost, net of accumulated amortization
  of $143,035...............................................      443,382
Excess of Purchase Price over Net Assets Acquired, net of
  accumulated amortization of $1,259,871....................   18,736,151
Other non-current assets....................................       12,731
                                                              -----------
Total assets................................................  $30,496,685
                                                              ===========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $   666,827
  Accrued expenses..........................................      169,026
  Accrued professional expenses.............................      237,176
  Bank Overdraft............................................      179,018
                                                              -----------
    Total current liabilities...............................    1,252,047
                                                              -----------
Capital Lease...............................................       23,843
Long Term Debt..............................................    6,006,025
Stockholders' Equity:
  Common stock, $.001 par value, 100,000,000 shares
  authorized, 42,748,270 shares issued and outstanding......       42,747
Additional paid-in capital..................................   50,914,680
Vendor Guarantee............................................  (19,109,330)
Accumulated other comprehensive loss........................      (19,416)
Accumulated deficit.........................................   (8,613,911)
                                                              -----------
Total stockholders' equity..................................   23,214,770
                                                              -----------
Total liabilities and stockholders' equity..................  $30,496,685
                                                              ===========

       The accompanying notes to consolidated financial statements are an integral part of this balance sheet.

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

                       (FORMERLY INTERNET HOLDINGS, INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE YEAR ENDED DECEMBER 31, 2000 AND FOR THE PERIOD

             FROM INCEPTION (OCTOBER 18, 1999) TO DECEMBER 31, 1999

                                                                 2000          1999
                                                              -----------   ----------
REVENUES....................................................  $   514,152   $       --

EXPENSES:
  Selling, general and administrative.......................    5,784,838       41,199
  Software development costs written off....................    2,020,024           --
  Impairment loss on investments............................      224,948           --
  Amortization of goodwill..................................    1,259,872           --
  Impairment of receivable from vendor (Note 10)............   19,109,329           --
  Income on vendor guarantee of other receivable
    (Note 10)...............................................  (19,109,329)          --
                                                              -----------   ----------
                                                                9,289,682       41,199
                                                              -----------   ----------
  Operating loss............................................   (8,775,530)     (41,199)

OTHER INCOME/EXPENSE:
  Interest and other income.................................      138,393        1,771
  Net foreign exchange gains (losses).......................     (109,616)       9,200
                                                              -----------   ----------
                                                                   28,777       10,971
                                                              -----------   ----------
  Net loss before minority interests........................   (8,746,753)     (30,228)

MINORITY INTERESTS..........................................       32,674           --
                                                              -----------   ----------
  Net loss..................................................  $(8,714,079)  $  (30,228)
                                                              ===========   ==========

PER SHARE DATA:
  Basic and diluted loss per share..........................  $     (0.24)  $       --
                                                              ===========   ==========
  Weighted average number of common shares outstanding......   36,383,441   18,005,192
                                                              ===========   ==========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                    HTTP TECHNOLOGIES, INC. AND SUBSIDIARIES

                       (FORMERLY INTERNET HOLDINGS, INC.)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      FOR THE YEAR ENDED DECEMBER 31, 2000

   AND FOR THE PERIOD FROM INCEPTION (OCTOBER 18, 1999) TO DECEMBER 31, 1999

                                                                                                              ACCUMULATED
                              COMMON STOCK *       ADDITIONAL                                                    OTHER
                           ---------------------     PAID-IN        VENDOR                    ACCUMULATED    COMPREHENSIVE
                             SHARES      AMOUNT      CAPITAL      GUARANTEE      WARRANTS       DEFICIT           LOSS
                           ----------   --------   -----------   ------------   -----------   ------------   --------------
INITIAL CAPITALIZATION...      20,000   $   324    $ 1,153,670   $         --   $        --   $        --       $     --
Effective shares issued
  in connection with
  reverse acquisition....  17,260,000    16,956        (16,956)            --            --            --             --
Shares of Internet
  Holdings, Inc.
  outstanding prior to
  reverse acquisition....   4,238,940     4,239       (129,512)            --            --            --             --
Issuance of shares
  pursuant to consulting
  agreement..............   1,200,000     1,200      1,618,800             --            --            --             --
Net income for the
  period.................          --        --             --             --            --       (30,228)            --
                           ----------   -------    -----------   ------------   -----------   -----------       --------

BALANCE, DECEMBER 31,
  1999...................  22,718,940    22,719      2,626,002             --            --       (30,228)            --
Issuance of warrants.....          --        --             --             --     4,427,877                           --
Issuance of shares
  pursuant to convertible
  loan note..............     400,000       400         49,600             --            --            --             --
Issuance of shares
  pursuant to
  Regulation S
  offerings..............  11,600,000    11,600     10,308,148             --            --            --             --
Issuance of shares upon
  exercise of warrants...   2,000,000     2,000      5,425,877             --    (4,427,877)           --             --
Issuance of shares in
  connection with
  acquisition of Radical
  Technology PLC.........   2,429,330     2,429     12,144,221             --            --            --             --
Issuance of shares in
  connection with
  acquisition of Core
  Ventures Limited.......   3,600,000     3,600     20,360,831             --            --            --             --
Less Vendor Guarantee....          --        --             --    (19,109,330)           --            --             --

COMPREHENSIVE LOSS
Net loss for the year....          --        --             --             --            --    (8,714,079)            --
Net effect of foreign
  currency translation
  adjustments............          --        --             --             --            --            --        (19,416)
Exercise of Subsidiary
  stock option...........          --        --             --             --            --       130,396             --
                           ----------   -------    -----------   ------------   -----------   -----------       --------
    Total Comprehensive
      Loss...............          --        --             --             --            --    (8,583,682)            --
                           ----------   -------    -----------   ------------   -----------   -----------       --------

BALANCE, DECEMBER 31,
  2000...................  42,748,270   $42,748    $50,914,679   $(19,109,330)  $        --   $(8,613,910)      $(19,416)
                           ==========   =======    ===========   ============   ===========   ===========       ========


                               TOTAL
                           STOCKHOLDERS'
                              EQUITY
                           -------------
INITIAL CAPITALIZATION...   $ 1,153,994
Effective shares issued
  in connection with
  reverse acquisition....            --
Shares of Internet
  Holdings, Inc.
  outstanding prior to
  reverse acquisition....      (125,273)
Issuance of shares
  pursuant to consulting
  agreement..............     1,620,000
Net income for the
  period.................       (30,228)
                            -----------
BALANCE, DECEMBER 31,
  1999...................     2,618,493
Issuance of warrants.....     4,427,877
Issuance of shares
  pursuant to convertible
  loan note..............        50,000
Issuance of shares
  pursuant to
  Regulation S
  offerings..............    10,319,748
Issuance of shares upon
  exercise of warrants...     1,000,000
Issuance of shares in
  connection with
  acquisition of Radical
  Technology PLC.........    12,146,650
Issuance of shares in
  connection with
  acquisition of Core
  Ventures Limited.......    20,364,431
Less Vendor Guarantee....   (19,109,330)
COMPREHENSIVE LOSS
Net loss for the year....    (8,714,079)
Net effect of foreign
  currency translation
  adjustments............       (19,416)
Exercise of Subsidiary
  stock option...........       130,396
                            -----------
    Total Comprehensive
      Loss...............    (8,603,099)
                            -----------
BALANCE, DECEMBER 31,
  2000...................   $23,214,770
                            ===========

------------------------------

* All share issuances have been retroactively restated to give effect to 2-for-1 stock split on February 5, 2001.

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                    HTTP TECHNOLOGIES, INC. AND SUBSIDIARIES

                       (FORMERLY INTERNET HOLDINGS, INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 2000

   AND FOR THE PERIOD FROM INCEPTION (OCTOBER 18, 1999) TO DECEMBER 31, 1999

                                                                  2000             1999
                                                              ------------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)..................................................  $ (8,714,079)     $  (30,228)
Adjustments to reconcile net (loss) to net cash provided
  (used) by operating activities:
    Depreciation............................................       253,733              --
    Write-off of software development cost..................     2,020,024              --
    Amortization of goodwill................................     1,259,872              --
    Provision for doubtful accounts.........................        71,041              --
    Non-cash consulting fees................................     1,580,055          39,945
    Write-down on investments...............................       224,948              --
    Minority interest.......................................       (32,674)             --
Changes in operating assets and liabilities, net of effects
  from acquisitions of businesses:
    Decrease in accounts receivable.........................       197,241              --
    Increase in other receivables...........................       (15,109)         (1,474)
    (Increase) decrease in prepaid expenses.................      (199,209)             --
    Increase in Value-added tax receivable..................      (159,032)             --
    Decrease in unbilled services...........................        27,433              --
    Increase in security deposits...........................      (244,579)             --
    Increase in accounts payable............................       157,690              --
    Increase (decrease) in accrued expenses.................       (50,741)          1,214
    Increase (decrease) in accrued professional expenses....       237,176              --
                                                              ------------      ----------
    Net cash provided (used) by operating activities........    (3,386,210)          9,457
                                                              ------------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets..................................      (463,715)             --
  Capitalized software development costs....................       (85,417)             --
  Purchase of investments...................................    (2,109,137)             --
                                                              ------------      ----------
    Net cash used by investing activities...................    (2,658,269)             --
                                                              ------------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in loan to Insights (pre-acquisition)............    (5,000,000)             --
  Shares issued upon conversion of warrants.................     1,000,000              --
  Other.....................................................       130,396              --
  Increase in bank overdraft................................       179,018              --
  Shares issued for cash....................................    15,479,467         496,692
                                                              ------------      ----------
    Net cash provided by financing activities...............    11,788,881         496,692
                                                              ------------      ----------
Effects of exchange rates on cash and cash equivalents......       (19,416)             --

NET INCREASE IN CASH AND CASH EQUIVALENTS...................     5,724,986         506,149

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................       506,149              --
                                                              ------------      ----------

CASH AND CASH EQUIVALENTS, END OF YEAR......................  $  6,231,135      $  506,149
                                                              ============      ==========

CASH PAID FOR TAXES.........................................  $      8,000      $       --

NONCASH FINANCING ACTIVITIES:
Investment in MDA Group Plc acquired on reverse
  acquisition...............................................  $         --      $  666,406
Issuance of shares for acquisition..........................    32,511,081              --
Issuance of shares for convertible loan note................        50,000              --
Shares issued pursuant to consulting agreement..............            --       1,620,000
Liabilities incurred on reverse acquisition.................            --          84,377

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

                       (FORMERLY INTERNET HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BASIS OF PRESENTATION

    HTTP Technology, Inc. and its subsidiaries (the "Company") is a developer of sophisticated software technology. The Company's business objective is to conceive, develop and commercialize innovative products based around the Company's core technology. In April 2000, the Company acquired Radical Technology Plc (now known as HTTP Software Plc) which provided the Company with a business dedicated to systems integration and software development. In December 2000, the Company acquired Nightingale Technologies Limited (now known as HTTP Insights Ltd.), the principal technology of which is a Stochastic Perception Engine, formerly known as the Data Classification Engine.

    A Stochastic Perception Engine, processes and classifies unstructured data into meaningful outputs, enabling it to be viewed, interpreted or further manipulated by the user of the application. Similar technologies sit at the core of many of today's major software applications.

    HTTP's Stochastic Perception Engine is comprised of four principal modules: cluster analysis, statistical modeling, classification and prediction. This technology offers unsurpassed processing speed, accuracy and comprehensiveness of results when compared to existing data classification or neural network based technologies.

    The Company is the successor consolidated entity formed by the reverse acquisition on December 22, 1999 by Fairfax Equity, Ltd. of Internet
Holdings, Inc. a publicly-held company originally incorporated in Utah in 1977, under the name, Trolley Enterprises, Inc. Fairfax Equity, Ltd. ("Fairfax") which was treated as the accounting acquirer in the transaction, was incorporated in the United Kingdom on October 18, 1999. On October 12, 2000, the Company changed its name from Internet Holdings, Inc. to HTTP Technology, Inc.

    Prior to its reverse acquisition by Fairfax, control of the former Internet Holdings, Inc., as well as the corporate name, had changed many times. All prior operations had previously been discontinued and all claims and counterclaims were settled, the last of which settlements occurred in November 1999.

    Pursuant to the reverse acquisition, Fairfax's shareholders were issued 17,280,000 shares of the Company's common shares, then constituting 80.3% of outstanding common shares. At the time of acquisition, the majority stockholder of Fairfax represented the value of its cash and investment assets to be not less than $2,160,000. In the event that when the investment is realized, the net proceeds, together with cash at the date of acquisition, total less than $2,160,000, the majority stockholder of Fairfax has guaranteed to contribute additional cash to bring the total amount up to $2,160,000 (see Note 3).

    On December 19, 2000, HTTP Technology, Inc. entered into an Agreement and Plan of Merger with its wholly-owned subsidiary HTTP Technology, Inc., a Delaware corporation and thereby effected a reincorporation of the Company from Utah to Delaware.

    During the year ended December 31, 2000, the Company emerged from its development stage status as a result of its acquisitions.

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

                       (FORMERLY INTERNET HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of HTTP Technology, Inc. and its subsidiaries in which it has a controlling interest. Subsidiaries acquired are consolidated from the date of acquisition. All inter-company accounts and transactions have been eliminated in consolidation.

    CASH AND CASH EQUIVALENTS--The Company considers investments with original maturities of three months or less to be cash equivalents.

    ACCOUNTS RECEIVABLE--Accounts receivable are stated at cost. The Company maintains allowances for uncollectible accounts. The balance for the years ended December 31, 2000 and December 31, 1999 for provision of doubtful accounts was $71,000 and $0, respectively. During 2000, the Company increased the provision by $71,000.

    INVESTMENTS--Investments consist of equity ownership in various corporations. The Company records these investments at historical cost, subject to any provision for impairment.

    PROPERTY AND EQUIPMENT--Property and equipment are stated at cost. Depreciation is calculated on the various asset classes over their estimated useful lives, which range from two to seven years, except leasehold improvements which are depreciated over their lease term.

    INTANGIBLE ASSETS--Intangible assets consist primarily of software development costs, trademarks, workforce and existing contracts. These intangible assets are being amortized on a straight-line basis over two to three years. Accumulated amortization was approximately $143,000 at December 31, 2000.

    EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED--Excess of purchase price over net assets acquired ("goodwill") represents the excess of acquisition purchase price over the fair value of the net assets acquired. To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets. Goodwill is being amortized on a straight-line basis over five years.

    The balance of goodwill (net of amortization of $1,260,000) at December 31, 2000 comprises $10,443,000 relating to the acquisition of Insights and $8,293,000 relating to the acquisition of Software. The goodwill relating to the Insights acquisition is based on preliminary estimates. The Company anticipates that the final allocation may result in the write-off of certain in-process research and development costs. Any other changes to the preliminary estimates will be reflected as an adjustment to goodwill and other identifiable tangible and intangible assets.

    IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF--The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's assessment for impairment of an asset involves estimating the future cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

    The evaluation of the impairment for the "excess of purchase price over net assets acquired" at an entity level includes consideration of all operations which benefit directly from the acquired business on a net cash flow basis. Therefore, where acquired businesses have been integrated into the Company's operations, the impairment evaluation is made at the level of the Company as a whole.

    FOREIGN CURRENCY TRANSLATION--The accounts of the Company's foreign subsidiaries are maintained using the local currency as the functional currency. For these subsidiaries, assets and liabilities are

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

                       (FORMERLY INTERNET HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

translated into U.S. dollars at year-end exchange rates, and income and expense accounts are translated at average monthly exchange rates. Net gains and losses from foreign currency translation are excluded from operating results and are accumulated as a separate component of stockholders' investment.

    Gains and losses on foreign currency transactions are reflected in current operating results.

    REVENUE RECOGNITION--Revenue is recognized as services are performed, in accordance with the terms of the contractual arrangement, where persuasive evidence of an arrangement exists, the fee is fixed and determinable and collection is reasonably assured.

    The Company's principal revenues relate to software product consulting and support services.

    RESEARCH AND DEVELOPMENT--Costs incurred in connection with the development of software products that are intended for sale are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Costs incurred prior to technological feasibility being established for the product are expensed as incurred. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. Amortization commences when the product is available for general release to customers.

    INCOME TAXES--The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", to account for deferred income taxes. Deferred taxes are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting purposes. The net difference, if any, between the provision for taxes and taxes currently payable is reflected in the balance sheet as deferred taxes. Deferred tax assets and/or liabilities, if any, are classified as current and noncurrent based on the classification of the related asset or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability. Valuation allowances are recorded to reduce deferred tax assets to that amount which is more likely than not to be realized.

    LOSS PER SHARE--Basic loss per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing the net income attributable to the ordinary shareholders by the sum of the weighted average number of outstanding shares and the diluted potential ordinary shares.

    COMPREHENSIVE LOSS--Comprehensive loss reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss is comprised of net
(loss) and foreign currency translation adjustments.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards 107, requires all entities to disclose the fair value of certain financial instruments in their financial statements. Accordingly, the Company reports that the carrying amount of cash and cash equivalents, accounts receivables, monetary prepayments, accounts payable and accrued liabilities, advances and long term debt approximates fair value due to the short maturity of these instruments. The fair value of the long term debt as of December 31, 2000 was $6,000,000.

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

                       (FORMERLY INTERNET HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    SEGMENT REPORTING

    The Company follows the provisions of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information". The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers.

    All of the Company's revenues were generated by HTTP Software, which was acquired during April 2000 and all revenues were generated in the United Kingdom. Until year end, and the acquisition of HTTP Insights, HTTP Software was the only division. During the current year, the Company had three customers that represented a significant portion of its revenues. The Company acquired two of these customers during the year. The customers are as follows:

       Red Cube AG approximately $137,000 or 27% of sales
       Radical Technology, prior to acquisition, approximately $99,000 or 19% of sales
       Insights, prior to acquisition, approximately $132,000 or 26% of sales

    As of December 31, 2000, receivables from these customers represented 71% of total accounts receivable.

    COMMON STOCK

    The holder of each share of common stock outstanding is entitled to one vote per share.

    STOCK OPTIONS

    The Company accounts for stock options under the provisions of Accounting Principles Board Opinion ("APB") No. 25. Where options are issued to acquire a fixed number of shares with a fixed exercise price the intrinsic value measured at the grant date is amortized over the vesting period of the options. Options issued to non-employees are accounted for in accordance with the fair value method under SFAS No. 123. This requires the use of an option pricing model, to determine the fair value of the option. The measurement date is the earlier of either of the following:

    - The date at which a commitment for performance is reached (a performance commitment) or

    - The date at which the counter party's performance is complete

    USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as revenues and expenses during the reporting period. Actual results could vary from those estimates.

    RECENT ACCOUNTING PRONOUNCEMENTS--In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement, which was amended by the issuance of SFAS 137 and SFAS 138, is effective for the Company beginning January 1, 2001 and requires that all derivative instruments be recorded on the balance sheet at their fair value. The statement requires changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. The

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

                       (FORMERLY INTERNET HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company does not expect that the adoption of this standard will have any material effect on its results of operations, cash flows or financial position.

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

(3) INVESTMENTS

    The Company accounts for its investments in non-marketable securities under the cost method of accounting as it owns less than a 20% interest in each of the companies.

    During October 2000, the Company acquired the outstanding common stock of Core Ventures Limited (Core) for approximately $20,364,000 (see Note 10). On the date of acquisition, Core owned less than 1% interest in Red Cube AG. The fair value of this investment has been provisionally estimated at $1,255,000.

    In connection with the reverse acquisition on December 22, 1999, the Company acquired a 14% equity position in MDA Group Plc, which is stated at the historical cost of $666,406. Subsequent to December 31, 2000, the Company sold this investment to STG, a major shareholder of HTTP Technology, Inc., for $1,660,000 pursuant to the Acquisition and Reorganization Agreement dated December 22, 1999. Since STG plc was the controlling shareholder as of the date of the reverse acquisition the excess of the proceeds received will be recorded as a capital contribution.

    On April 13, 2000 the Company purchased a 6% holding in Eurindia Plc, an equity management company which seeks to invest in small to medium sized Indian Information Technology services companies, for cash of 400,000 pounds sterling (approximately $636,800)

    On April 17, 2000 the Company purchased a 5% holding in Compaer AG, a supplier of online insurance for both business-to-business and business-to-customer markets in Germany for cash of DM2.5 million (approximately $1,314,000).

    On April 19, 2000 the Company purchased a 1% holding in Strategic Intelligence PLC-Ltd, a market research company, for cash of 441,000 Singapore dollars (approximately $262,000). As of December 31, 2000, it was determined that the investment was permanently impaired by approximately $225,000, and that amount was written off.

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

                       (FORMERLY INTERNET HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4) PROPERTY AND EQUIPMENT

    Property and equipment consist of the following as of December 31, 2000:

Computer hardware and software..............................  $ 177,789
Furniture and fixtures......................................    135,802
Motor Vehicles..............................................    196,851
                                                              ---------
                                                                510,442
Less: Accumulated depreciation..............................   (110,698)
                                                              ---------
                                                              $ 399,744
                                                              =========

(6) LINE OF CREDIT

    On December 15, 2000, the Company entered into an unsecured credit facility with ASIA IT Capital Investments Limited ("Asia IT"), which provides a $20,000,000 line of credit. Such line of credit originally expired on December 31, 2001, but has been extended until June 30,2002. Interest on advances under the credit facility accrues at 2% above LIBOR. The Company can draw down on this credit facility for its financing requirements, upon approval by the Company's Board of Directors and subject to approval by Asia IT (such approval not to be unreasonably withheld). The Company is restricted from borrowing funds, directly or indirectly, other than through the credit facility with Asia IT, without the consent of Asia IT. The availability of the credit facility reduces upon the Company's sale of any of its investment assets. As of the date of this Annual Report, the Company has not yet drawn down any amounts under this credit facility, although the Company estimates that, in the foreseeable future, it will need to draw upon such credit facility in order to meet its liabilities as they come due.

(7) CAPITAL LEASE OBLIGATION

    As of December 31, 2000, the Company was party to capital lease obligations in the amount of $23,843. These obligations require monthly payments of $684, including interest computed at the rate of 0.76% through October 2005 and are secured by the underlying equipment.

(8) LONG-TERM DEBT

    The Company is indebted to a corporation under a loan agreement dated October 5, 2000 in the original principal amount of $10,000,000. As of December 31, 2000, the balance of this loan is $6,000,000. The loan bears interest at 2% above LIBOR (6.13% as of December 31, 2000), is payable in full on October 5, 2003 and is unsecured. Subsequent to December 31, 2000, this loan obligation was reduced to $5,000,000. Interest accrues on the loan on a day to day basis and is payable when the loan is redeemed.

(9) STOCKHOLDERS' EQUITY

    In connection with the acquisition agreement with Fairfax Equity Ltd. on December 22, 1999, the Company entered into a consulting agreement with an unrelated company to assist the Company with its strategy, expansion and financing. Upon signing of the agreement, the Company issued 1,200,000 shares of common stock as consideration for services to be rendered over the year ended December 22,

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

                       (FORMERLY INTERNET HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2000. The fair value of these shares was approximately $1,620,000, of which $1,580,000 was recorded as a prepaid expense.

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

    On January 28, 2000, the Company sold 10,000,000 shares of common stock at a price of $.50 per share pursuant to Regulation S. The Company has agreed to register 25% of the shares under the Securities Act of 1933, as amended. In consideration for underwriting the issue in full, the underwriter received warrants to purchase up to 2,000,000 shares of common stock of the Company at a price of $0.50 per share. The fair value of the warrants, which has been recorded as a reduction of the proceeds, is approximately $5,428,000. On
May 12, 2000, the underwriters exercised all the warrants for $1,000,000. The Company has not yet filed a registration statement in respect of these shares.

    On November 20, 2000, the Company sold 1,600,000 shares of its common stock at a price of $6.25 per share pursuant to Regulation S. The Company received proceeds of $9,747,625, net of $252,375 of expenses associated with this stock issuance.

(10) CORPORATION ACQUISITIONS

    On April 21, 2000, the Company acquired through a stock for stock tender offer approximately 76.73% of the outstanding ordinary shares of Radical Technology Plc (subsequently renamed HTTP Software Plc) ("Software"). Through subsequent additional issuances of stock the Company has acquired 97.2% of Software's outstanding common stock in exchange for 2,429,330 shares of the Company's common stock which was valued at approximately $12,146,650. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the date of the acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been assigned to in process research and development, other identifiable intangibles including trademarks, workforce, software development costs, existing contracts and the remaining amount has been recorded as excess of purchase price over net assets acquired on the accompanying balance sheet. The fair values have been based on an independent valuation. The value assigned to in-process research and development, approximately $182,000, has been expensed and is reflected in software development costs written off in the accompanying consolidated statements of operations.

    During September 2000, the Company issued 3,600,000 shares of new common stock for 100% of the outstanding stock of Core Ventures Limited. Core Ventures is a holding company whose principal asset is an interest in Red Cube AG, a voice-over-IP telecommunications provider, and warrants to purchase further shares in Red Cube. The agreement also provided in part that Dr. Alexander Nill would guarantee to HTTP Technology that as of December 15, 2000, Core would have assets of not less than $25,000,000. Pursuant to this guarantee, Dr. Alexander Nill signed a Memorandum of Understanding (the "Memorandum"), on December 27, 2000, stipulating that the net assets of Core Ventures Limited were estimated to be approximately $2,500,000 and that the warrants to purchase further Red Cube stock had a nil value. Dr. Nill acknowledged that he had been served with a formal

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

                       (FORMERLY INTERNET HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

demand to honor his obligations to HTTP pursuant to the terms of the personal guarantee provided to him as security for the transaction. As of March 23, 2001, the Company has received 3,040,000 shares of the Company's Common Stock, which have been duly endorsed. Dr. Nill has the right to assign this guarantee to another party but only with the escrow agent's consent. At the time of these agreements, Dr. Alexander Nill was a director of the Company. Dr. Nill resigned as a director of the Company effective February 27, 2001.

    IMPAIRMENT OF RECEIVABLE FROM VENDOR. Impairment of a receivable from a vendor in the amount of $19,109,000 relates to a receivable from Dr. Alexander Nill (a former director of the Company). In connection with the Company's acquisition of Core Ventures in September 2000, Dr. Nill had guaranteed the fair value of certain assets of Core Ventures. The receivable, which has been fully impaired, represents the fair value of 3,600,000 shares issued as consideration for the acquisition ($20,364,000) less a provisional estimate of the fair value of the assets acquired ($1,255,000).

    INCOME FROM VENDOR GUARANTEE. Income from vendor guarantee relates to a guarantee provided by Dr. Nill as to the fair value of certain assets acquired under the Company's acquisition of Core Ventures in September 2000. The income recognized represents the fair value of 3,600,000 shares, valued at $20,364,000, issued as consideration for the acquisition less $1,255,000, a provisional estimate of the fair value of the assets acquired. Since the end of Fiscal 2000, 3,040,000 of the 3,600,000 shares issued, with a fair value of $19,109,000, have been returned to the Company, duly endorsed by Dr. Nill.

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

                       (FORMERLY INTERNET HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    On October 5, 2000, the Company entered into a Purchase and Sale Agreement to acquire 100% of the outstanding capital stock of Ferman AG, a Swiss venture capital company ("Ferman") for the issuance of 5,100,000 shares of common stock. The Company, having undertaken further due diligence, has determined that conditions to closing had not been fulfilled, and accordingly, the Company has decided not to proceed with the transaction. Therefore, results and net assets of Ferman have not been consolidated in the financial statements contained in this Annual Report in any way.

    On December 29, 2000, the Company acquired all of the issued and outstanding shares of HTTP Insights Limited ("Insights"), formerly known as Nightingale Technologies, Ltd., in a stock-for-stock transaction valued at approximately $180 million (the "Insights Offer"). The Company received the shares of Insights on that date but, pursuant to the terms of the Insights Offer, was not required to pay any consideration for the Insights shares until certain conditions were met. The first of these conditions, that the Company receive a validation by the Defence Evaluation and Research Agency ("DERA"), an agency of the United Kingdom Ministry of Defence, as to the technical and commercial viability of Insights' proprietary technology, was satisfied on February 22, 2001. As such, the Company issued the first tranche of contingent consideration of 15,000,000 shares of its Common Stock on that date. A further 15,000,000 shares will be issued either upon the Company's first use of a medical imaging prototype for scan analysis with third parties or upon appropriate validation being provided by DERA as to the technical novelty and commercial viability of the same, whichever shall be earlier.

    The acquisition of Core and Insights have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the dates of the acquisitions. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been assigned to "excess of purchase price over net assets acquired" at the date of acquisition. Contingent consideration is not included in the purchase price until the contingency occurs. Certain of the assets acquired and liabilities assumed for each of these acquisitions have been recorded based upon preliminary estimates as of the dates of acquisition. The Company anticipates that the final allocation may result in the write off of certain in-process research and development costs. Any other changes to the preliminary estimates will be reflected as an adjustment to goodwill.

    Results of operations for all acquisitions have been included in the accompanying consolidated financial statements since their respective dates of acquisition.

    The unaudited pro forma consolidated statement of operations gives effect to the acquisition of HTTP Insights Limited, Core Ventures Limited and HTTP Software Limited as if they had occurred at the beginning of each period:

                                                                PERIOD FROM INCEPTION
                                          TWELVE MONTHS ENDED     OCTOBER 18, 1999
PRO FORMA:                                 DECEMBER 31, 2000    TO DECEMBER 31, 2000
----------                                -------------------   ---------------------
Revenues................................     $    632,943           $    816,348
Net loss................................     $(12,679,706)          $(13,515,719)
Basic and diluted net loss per share....     $      (0.32)          $      (0.34)
Weighted average shares outstanding.....       39,844,160             39,844,160

    The unaudited pro forma consolidated financial information does not purport to represent what the Company's financial position or results of operations would actually have been if these transactions had occurred at such dates or to project the Company's future results of operations.

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

                       (FORMERLY INTERNET HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11) EMPLOYEE STOCK OPTIONS

    On May 3, 2000, the Board of Directors approved the Company's Combined Incentive and Nonqualified Stock Option Plan and has reserved 2,500,000 shares of its common stock for issuance upon exercise of options granted under this plan. During the year the Company granted 1,168,000 options to its employees. These options were returned to the Company by the employees later in the year. There was no consideration provided to the employees related to the return of the options. As of December 31, 2000 there were no options issued and outstanding.

    The Company applies APB Opinion 25 and the related Interpretations in accounting for its Stock Option Plan. Had compensation costs been determined, based on fair values as of the date of grant consistent with the method of SFAS 123, the Company's net loss would have been approximately $14,039,000 for the year ended December 31, 2000 and the loss per share would have been $0.39. The fair value of the option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 5.2%; expected life of 3 years; and, volatility of 175% and a dividend yield of 0%.

    There was no stock option plan in 1999.

(12) INCOME TAXES

    The income tax provision is summarized as follows for the years ended December 31, 2000 and December 31, 1999:

                                                 YEAR ENDED          PERIOD ENDED
                                              DECEMBER 31, 2000   DECEMBER 31, 1999
                                              -----------------   ------------------
Current
  Federal...................................       $ 8,000                $0
  State and local...........................             0                 0
  Foreign...................................             0                 0
Deferred....................................        (8,000)                0
                                                   -------                --
Total income tax provision (benefit)........             0                 0
                                                   =======                ==

    Significant components of deferred tax assets were as follows as of December 31, 2000:

Deferred Tax Assets
Tax loss carryforward.......................................  $ 2,282,000
Property and plant depreciation methods.....................  $    30,000
                                                              -----------

Total.......................................................  $ 2,312,000

Valuation Allowance.........................................  $(2,312,000)
                                                              -----------

Net deferred tax asset......................................  $         0
                                                              ===========

    The Company has net operating loss carryforwards to offset future taxable income of approximately $8,600,000 expiring in years 2004 through 2015. As it is not more likely than not that the

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

                       (FORMERLY INTERNET HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

resulting deferred tax benefits will be realized, a valuation allowance has been recognized for such deferred tax assets.

    The provision for income tax differs from the amount computed by applying the statutory federal income tax rate to income before the provision for income taxes. The sources and tax effects of the differences are as follows:

                                                 YEAR ENDED         PERIOD ENDED
                                              DECEMBER 31, 2000   DECEMBER 31, 1999
                                              -----------------   -----------------
Income taxes at the federal statutory
  rates.....................................          34%                 34%
Change in valuation allowance...............         (34)                (30)
Nondeductible amortization..................          15
Foreign operations..........................          (4)                 (4)
                                                     ---                 ---
Effective rate of income tax................           0%                  0%
                                                     ===                 ===

(13) LEASE COMMITMENTS

    The Company has entered into various operating leases for its facilities and equipment. Future minimum obligations under these lease arrangements are as follows:

FOR THE YEAR ENDING                                            FACILITIES   EQUIPMENT
DECEMBER 31,                                                     LEASES      LEASES      TOTAL
-------------------                                            ----------   ---------   --------
2001........................................................    $516,820     $18,581    $535,401
2002........................................................     246,675      14,531     261,206
2003........................................................     246,675      12,918     259.593
2004........................................................     246,675       8,203     254,878
2005........................................................     246,675       5,469     252,144
2006 and thereafter.........................................     196,219          --     196,219

    Total rent expense for the year ended December 31, 2000 was $268,266 and for the period ended December 31, 1999 was $0.

(14) RELATED PARTY TRANSACTIONS

    As more fully discussed in Note 10, during September 2000, the Company acquired 100% of the outstanding stock of Core Ventures Limited. At the time of this transaction, Dr. Alexander Nill was a Director of the Company and principal beneficial shareholder of Core Ventures Limited. In connection with this acquisition, Dr. Nill had guaranteed the valuation of the net assets of Core Ventures Limited to be not less then $25,000,000 as of December 15, 2000. On December 27, 2000 Dr. Nill acknowledged the net assets of Core Ventures Limited to be approximately $2,500,000 and agreed to provide other investments valued at $10,900,000 to the Company. The remaining balance of $11,600,000 due under this guarantee is to be paid in cash no later than June 26, 2001. Dr. Nill resigned as a Director of the Company effective February 27, 2001.

    As more fully discussed in Note 10, during 2000 the Company entered into certain agreements to acquire Ferman AG. At the time of these agreements, Dr. Alexander Nill and Martin Lecher, the principal shareholder and Chief Executive Officer of Ferman AG, respectively, were Directors of the Company. As conditions to closing on the transaction had not been fulfilled, the Company decided not

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

                       (FORMERLY INTERNET HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to proceed with the acquisition. Mr. Lechner and Dr. Nill resigned as Directors of the Company on December 11, 2000 and February 27, 2001, respectively.

    As more fully discussed in Note 10, on December 29, 2000, the Company acquired all of the issued and outstanding shares of HTTP Insights Limited ("Insights"). ASIA IT Capital Investments Limited was a shareholder in Insights as well as the Company at the time of the acquisition, and has provided a credit facility for up to $20,000,000. The credit facility expires on December 31, 2001, but has been extended to June 30, 2002. All advances under the credit facility accrue interest at 2% above LIBOR. The Company is restricted from borrowing funds, directly or indirectly, other than through the credit facility, without the consent of Asia IT.

(15) SUBSEQUENT EVENTS

    On February 5, 2001, the Company effected a 2-for-1 forward split of its Common Stock. As such, all share and per share information in the accompanying financial statements have been restated to reflect this split.

    The Company sold its interest in MDA Group Plc to STG Holdings Plc, a major stockholder, on March 23, 2001 for the guaranteed value of $1,660,000 representing an excess over book value of approximately $1,000,000. As this amount represented a guarantee by a previous shareholder this amount will be reflected as an increase in shareholders' equity for the period ending
December 31, 2001.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       HTTP TECHNOLOGY, INC.

April 16, 2001                                         By:  /s/ STEFAN ALLESCH-TAYLOR
                                                            -----------------------------------------
                                                            Stefan Allesch-Taylor
                                                            CHAIRMAN, CHIEF EXECUTIVE OFFICER
                                                            (PRINCIPAL EXECUTIVE OFFICER)

                                                       By:  /s/ JASON FORSYTH
                                                            -----------------------------------------
                                                            Jason Forsyth
                                                            CHIEF FINANCIAL OFFICER

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
              /s/ STEFAN ALLESCH-TAYLOR
     -------------------------------------------                Director              April 16, 2001
                Stefan Allesch-Taylor

               /s/ SIR EUAN CALTHORPE
     -------------------------------------------                Director              April 16, 2001
               Sir Euan Calthorpe, Bt.

                  /s/ JASON FORSYTH
     -------------------------------------------                Director              April 16, 2001
                    Jason Forsyth

     -------------------------------------------                Director
                  Giorgio Laurenti

               /s/ CHARLES SCHWAB, JR.
     -------------------------------------------                Director              April 16, 2001
                 Charles Schwab, Jr.

                  /s/ PETER VENTON
     -------------------------------------------                Director              April 16, 2001
                    Peter Venton

               /s/ MARK WARDE-NORBURY
     -------------------------------------------                Director              April 16, 2001
                 Mark Warde-Norbury