Form 10QSB/A
period 2000-03-31
HTTP TECHNOLOGY INC
filed 2001-05-15
CIK 1001601

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                FORM 10-QSB/ A-1

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-26886

                             HTTP TECHNOLOGY, INC.

       (Exact name of small business issuer as specified in its charter)

               DELAWARE                                     13-4148725
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

                      46 Berkeley Square, Mayfair, London
                                 United Kingdom
                                    W1J 5AT
                    (Address of principal executive offices)
                              011 44 207 598 4070
                (Issuer's telephone number, including area code)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes / /  No /X/

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,151,116 shares (post-split) of common stock as of May 15, 2000.

    Transitional Small Business Disclosure Format (check one)

    Yes / /  No /X/

                    NOTE REGARDING AMENDMENT AND RESTATEMENT

    The Quarterly Report on Form 10-QSB of HTTP Technology, Inc., formerly known as Internet Holdings, Inc. ("HTTP" or the "Company"), for the quarter ended March 31, 2000, filed on May 17, 2000, is hereby amended and restated in its entirety. This amendment and restatement is necessary to reflect the impact of the revised accounting treatment, under the requirements of Emerging Issues Task Force Issue No. 96-18 (EITF 96-18), for the issuance of shares of the Company's Common Stock, par value $0.001 per share (the "Common Stock"), to a service provider in December 1999, as reflected in the Company's Annual Report on Form 10-KSB/A-1 for the fiscal year ended December 31, 1999, filed on April 17, 2001.

    The amendment and restatement is also necessary to reflect the revised accounting treatment for the issuance of warrants to a third party in exchange for services in assisting the Company to identify new investors. The issuance of the warrants was disclosed in the financial statements of the Company and was reflected in the Company's financial statements upon their exercise. However, the warrants should have been reflected in shareholders' equity upon issuance and, in accordance with EITF 96-18, valued using the fair value method specified by Statement of Financing Accounting Standards No. 123. As a result, as of
March 31, 2000, the Company's total assets have been revised from $6,040,451 to $7,079,659, total stockholders' equity has been revised from $5,932,709 to $6,971,917, total operating loss for the three months ended March 31, 2000 has been revised from $356,245 to $702,648, net loss for the three months ended March 31, 2000 has been revised from $350,174 to $696,577 and basic/ diluted loss per share for the three months ended March 31, 2000 has been revised from $.01 to $.02.

    On October 10, 2000, the Company's stockholders approved a change of the Company's name from Internet Holdings, Inc. to HTTP Technology, Inc. On
December 19, 2000, persons or entities holding an aggregate of 70.3% of the then outstanding shares of the Company's Common Stock approved by written consent the reincorporation of the Company from Utah to Delaware. On February 5, 2001, the Company effected a 2-for-1 forward split of its Common Stock. Although each of these events occurred subsequent to the period covered by this Quarterly Report, they have been reflected in this amendment and restatement.

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The information required by this Item is included on pages F-1 to F-5 of this Quarterly Report.

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

    HTTP IT LIMITED's pending acquisition of Radical Technology PLC ("RadTech") will be the base for the Company's investment in incubation operation. Radtech is also the base for the Company's investments in incubation operations. Through Radtech, the Company can offer incubator businesses "value added' investment by immediately supplying office space, operational assistance, capital support, industry experience and access to a strategic network of business relationships.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000

    The Company experienced a loss for the period ended March 31, 2000. For the quarter ended March 31, 2000 the loss was $696,577. The Company's loss since inception was $726,805. The Company's non-operating income for the period was approximately $6,000, of which $3,365 was interest income. The Company's non-operating income from inception was $17,042.

    Selling, general and administrative expenses for the quarter ended
March 31, 2000 were $702,648. The major components of these expenses for the quarter ended March 31, 2000 were consulting costs of $442,951 and professional fees of $114,147. The consulting costs were primarily associated with the amortization of the deferred costs attributable to a consulting agreement entered into in December 1999. The legal fees were associated with the acquisition of Radical Technology Plc and the Company's public filings. Selling, general and administrative expenses from inception were $743,847.

    As of March 31, 2000, HTTP had current assets of $6,007,992 comprised of cash and cash equivalents aggregating $4,726,720.

    At this time the Company had outstanding obligations of $107,742, comprised of accounts payable and accrued expenses.

    On January 24, 2000 Palamon (Gestion) S.A exercised its loan note for $50,000 for 400,000 shares. The purpose of the loan note was to enable the Company to file all outstanding reports required by the Exchange Act, and to search for suitable acquisition candidates in the Internet related fields.

    On January 28, 2000, the Company sold 10,000,000 shares of its Common Stock at a price of $0.50 per share, pursuant to an exemption from registration under Regulation S promulgated under the Securities Act. The Company has agreed to register 25% of the shares under the Securities Act, but has not yet filed a registration statement. In consideration for underwriting the issue in full, the underwriter received warrants to purchase up to 2,000,000 shares of common stock of the Company (the "Warrants") at an exercise price of $0.50 per share. These warrants had a fair value of approximately $4,428,000 and have been reflected as an issuance cost of the shares. On May 12, 2000, the underwriter exercised all the Warrants for $1,000,000.

    On March 3, 2000 the Company offered to acquire all of the issued and outstanding shares of Radical Technology Plc ("RadTech") in exchange for 2,563,428 shares of the Company's Common Stock. As of April 21, 2000, the Company had acquired 76.73% of the outstanding shares of RadTech, thereby making the offer unconditional.

    On March 24, 2000 the Company entered into an agreement to acquire Core Venture Limited. Core Ventures Limited, a British Virgin Island venture capital company, is a subsidiary of Troy Limited, a Grand Cayman corporation. The terms of the agreement call for the issuance of 3,600,000 shares of HTTP's Common Stock for 100% of the outstanding shares of Core Ventures Limited. Troy Limited guaranteed the value of Core Ventures Limited, to be determined by the Company on December 15, 2000, to be not less than $25 million. In the event the net assets are lower than $25 million, Troy Limited will pay the difference in cash or marketable securities.

    On April 13, 2000 the Company purchased a 10% holding in Eurindia Plc, an equity management company which seeks to invest in small to medium sized Indian Information Technology services companies, for L400,000 (approximately $636,800). On April 17, 2000 the Company purchased a 5% holding in Compaer AG, a supplier of online insurance for both business-to-business and business-to-consumer markets in Germany for DM2.5 million (approximately $1,314,000).

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)--(c) On January 6, 2000, the Company entered into an underwriting agreement with Panther Capital Ltd. to sell shares of Common
         Stock and warrants of the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended. For a detailed description of this offering, reference is made to the Company's reports on Form 8-K filed January 31, 2000 and February 7, 2000, and such documents are hereby incorporated herein by reference.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Reports on Form 8-K

         The Company has filed reports on Form 8-K during the three months ended March 31, 2000:

         (i) The Company's report on Form 8-K for events which occurred on December 14, 1999 discloses that the Company raised $50,000 through the issuance of a Convertible Loan
         Note pursuant to an exemption from registration under
         Section 4(2) and/or Regulation S of the Securities Act.

         (ii) The Company's report on Form 8-K for events which occurred on December 22, 1999 describes the implementation of transactions contemplated by the conditional Acquisition
         Agreement and Plan of Reorganization with Fairfax
         Equity Ltd. and the stockholders of Fairfax, dated
         October 27, 1999.

         (iii) The Company's report on Form 8-K for events which occurred on January 10, 2000 discloses the resignation of Christopher J. Wilkes from his position as a director of the Company.

         (iv) The Company's report on Form 8-K for events which occurred on January 6, 2000 describes the underwriting agreement with Panther Capital Ltd. to sell shares of common stock and warrants pursuant to an exemption from registration under Regulation S of the Securities Act (the
         "Underwriting Agreement").

         (v) The Company's report on Form 8-K for events which occurred on January 28, 2000 discloses the sale of all shares and warrants pursuant to the Underwriting Agreement.

                      HTTP TECHNOLOGY, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)     (NOTE 1)
                                         ASSETS
Current Assets:
  Cash and cash equivalents.................................  $4,726,720     $  506,149
  Other receivables.........................................      30,092          1,474
  Prepaid expenses..........................................   1,186,120      1,580,055
  Purchase deposit..........................................      65,060             --
                                                              ----------     ----------
      Total current assets..................................   6,007,992      2,087,678

Fixed assets, at cost, net of accumulated Depreciation of
  $5,652 and $-- , respectively.............................     170,966             --

Investments, at cost........................................     666,406        666,406

Security Deposits...........................................     234,295             --
                                                              ----------     ----------
                                                              $7,079,659     $2,754,084
                                                              ==========     ==========
                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses.....................  $  107,742     $   85,591
                                                              ----------     ----------
      Total current liabilities.............................     107,742         85,591

Convertible Note............................................          --         50,000
                                                              ----------     ----------
      Total liabilities.....................................     107,742        135,591
                                                              ----------     ----------

Commitments and Contingencies

Stockholders' Equity:
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 33,118,940 and 22,718,940 shares issued and
    outstanding, respectively...............................      33,119         22,718
  Additional paid-in capital................................   3,237,726      2,626,003
  Warrants..................................................   4,427,877             --
  Accumulated deficit.......................................    (726,805)       (30,228)
                                                              ----------     ----------
      Total stockholders' equity............................   6,971,917      2,618,493
                                                              ----------     ----------
                                                              $7,079,659     $2,754,084
                                                              ==========     ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      HTTP TECHNOLOGY, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                               THREE MONTHS     PERIOD FROM
                                                                  ENDED         INCEPTION TO
                                                              MARCH 31, 2000   MARCH 31, 2000
                                                              --------------   --------------
Revenues....................................................    $       --       $       --

Expenses....................................................       702,648          743,847
                                                                ----------       ----------

    Operating loss..........................................      (702,648)        (743,847)

Non operating income........................................         6,071           17,042
                                                                ----------       ----------

    Net loss................................................    $ (696,577)      $ (726,805)
                                                                ==========       ==========

Per share data:

    Net loss................................................    $    (0.02)      $    (0.03)
                                                                ==========       ==========

    Weighted average number of common shares outstanding....    30,050,808       26,738,217
                                                                ==========       ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      HTTP TECHNOLOGY, INC. AND SUBSIDIARY
                        A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED   PERIOD FROM INCEPTION
                                                            MARCH 31, 2000       TO MARCH 31, 2000
                                                          ------------------   ---------------------
Cash Flows from Operating Activities:
Net loss................................................      $ (696,577)           $ (726,805)
Non-cash consulting expense.............................         346,403               380,793
Adjustments to reconcile net loss to net cash used by
  operating activities:
  Depreciation..........................................           5,652                 5,652
  Decrease in prepaid expenses..........................          47,533                47,533
  Increase in other receivables.........................         (28,618)              (30,092)
  Increase in purchase deposit..........................         (65,060)              (65,060)
  Increase in security deposits.........................        (234,295)             (234,295)
  Increase in accounts payable and accrued expenses.....          22,151                23,365
                                                              ----------            ----------
    Net cash used by operating activities...............        (602,811)             (598,909)
                                                              ----------            ----------

Cash Flows from Investing Activities:
Purchase of fixed assets................................        (176,618)             (176,618)
                                                              ----------            ----------
  Net cash used by investing activities.................        (176,618)             (176,618)
                                                              ----------            ----------

Cash Flows from Financing Activities:
Shares issued for cash..................................       5,000,000             5,502,247
                                                              ----------            ----------
    Net cash provided by financing activities...........       5,000,000             5,502,247
                                                              ----------            ----------
Net Increase in Cash and Cash Equivalents...............       4,220,571             4,726,720
Cash and Cash Equivalents, Beginning of Period..........         506,149                    --
                                                              ----------            ----------
Cash and Cash Equivalents, End of Period................      $4,726,720            $4,726,720
                                                              ==========            ==========

Noncash Operating, Investing and Financing Activities:
Shares issued in exchange for investment................      $       --            $  666,406
Liabilities incurred on reverse acquisition.............              --                84,377
Shares issued pursuant to consulting agreement..........              --             1,620,000
Warrants issued to underwriter..........................       4,427,877             4,427,877

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      HTTP TECHNOLOGY, INC. AND SUBSIDIARY
                        A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

(1)  RESTATEMENT OF PREVIOUSLY REPORTED RESULTS

    HTTP Technology, Inc's previously filed Form 10-QSB Quarterly Report dated May 17, 2000, for the quarter ended March 31, 2000 is hereby amended and restated in its entirety. The amendment and restatement is necessary to reflect the impact of the revised accounting treatment for the issuance of stock to a service provider, as reflected in the Form 10-KSB/A-1 filed on April 17, 2001 for the year ended December 31, 1999 and to reflect the issuance of warrants in exchange for services.

    The amendment and restatement in respect to the modification in accounting treatment for the issuance of common shares to a service provider in December 1999, is more fully described in the Form 10-KSB/A-1 filed on April 17, 2001.

    On January 6, 2000, the Company entered into an agreement with a third party to identify potential new investors in order to raise additional funds for the Company. Several third party investors were identified for shares to be issued at $.50 per share. The consideration issued in exchange for these services consisted of warrants to purchase 2,000,000 shares of the Company's Common Stock at an exercise price of $.50. The warrants were exercisable between January 28, 2000 and January 28, 2002. Based on the price paid by the third party investors, the Company initially concluded that no accounting recognition was required for the warrants as they had no intrinsic value.

    However, Emerging Issues Task Force Issue No. 96-18 (EITF 96-18) requires the warrants to be valued using the fair value method specified by Statement of Financial Accounting Standards No. 123. In accordance with EITF 96-18, the fair value of the warrants was determined on the date the warrants were issued because at that date the performance had been completed. The aggregate fair value of the warrants of approximately $4,428,000 was determined using the binomial model and the following assumptions: risk free rate of 6.17%, dividend yield of 0%, expected life of 1 year, and an expected volatility of 175%. The assumptions reflected the Company's actual quoted stock price of $2.93 per share on the grant date notwithstanding the fact that the new investors subscribed at $.50 per share.

    The fair value of the warrants has been treated as an issuance cost and charged directly against shareholders' equity as of March 31, 2000 as it relates directly to the issuance of new shares which were not yet issued.

    As a result of the restatements discussed above, as of March 31, 2000, total assets have been revised from $6,040,451 to $7,079,659, total shareholders' equity was revised from $5,932,709 to $6,971,917, total operating loss was revised from $356,245 to $702,648, net loss was revised from $350,174 to $696,577 and basic/diluted loss per share was revised from $0.01 to $0.02.

    Since this restatement involves non-cash consideration this restatement has no effect on the Company's cash position or shares in issue.

(2)  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet at December 31, 1999 has been derived from audited financial statements at that date. In the opinion of management all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating

                      HTTP TECHNOLOGY, INC. AND SUBSIDIARY
                        A DEVELOPMENT STAGE ENTERPRISE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

(2)  BASIS OF PRESENTATION (CONTINUED)
results for the three month period ended March 31, 2000 are not necessarily indicative of the results which may be expected for the year ending
December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the period ended December 31, 1999.

(3)  STOCKHOLDERS' EQUITY

    On January 28, 2000, the Company sold 10,000,000 shares of common stock at a price of $.50 per share pursuant to Regulation S. The Company has agreed to register 25% of the shares under the Securities Act of 1933, as amended.

    In consideration for underwriting the issue in full, the underwriter received warrants to purchase up to 2,000,000 shares of common stock of the Company. These warrants had a fair value of approximately $4,428,000 and have been reflected as an issuance cost of the shares. On May 12, 2000, the underwriters exercised all the warrants.

(4)  ACQUISITION AGREEMENTS

    On March 3, 2000, the Company offered to acquire Radical Technology PLC ("Radical"). In connection therewith, it is anticipated that the Company will issue 2,563,428 shares of common stock, then constituting approximately 7.7% of its outstanding shares, to the stockholders of Radical in order to acquire 100% of the issued capital stock of Radical. The transaction was announced as unconditional in April 2000.

    On March 24, 2000, the Company entered into an agreement to acquire Core Ventures Limited. Core Ventures Limited, a British Virgin Island Venture Capital company, is a subsidiary of Troy Limited, a Grand Cayman Corporation. The terms of the agreement include the issuance of 3,600,000 shares of the Company's Common Stock for 100% of the outstanding shares of Core Ventures Limited. The acquisition is conditional on the completion of the due diligence process.

(5)  SUBSEQUENT EVENTS

    On April 13, 2000, the Company purchased a 10% holding in Eurindia Plc, an equity management company which seeks to invest in small to medium sized Indian Information Technology services companies, for L400,000 (approximately $636,800).

    On April 17, 2000, the Company purchased a 5% holding in Compaer AG, a supplier of online insurance for both business-to-business and business-to-consumer markets in Germany, for DM2.5 million (approximately $1,314,000).

(6)  RECENT ACCOUNTING PRONOUNCEMENTS--

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement, which was amended by the issuance of SFAS 137 and SFAS 138, is effective for the Company beginning January 1, 2001 and requires that all derivative instruments be recorded on the balance sheet at their fair value. The statement requires changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. The Company does not expect that the adoption of this standard will have any material effect on its results of operations, cash flows or financial position.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                                       HTTP TECHNOLOGY, INC.

May 15, 2001
                                                       By:          /s/ STEFAN ALLESCH-TAYLOR
                                                            -----------------------------------------
                                                                      Stefan Allesch-Taylor
                                                                PRESIDENT, CHIEF EXECUTIVE OFFICER
                                                                           AND DIRECTOR

                                                                        /s/ JASON FORSYTH
                                                            -----------------------------------------
                                                                          Jason Forsyth
                                                                     CHIEF FINANCIAL OFFICER