Form 10-Q
period 2001-03-31
HTTP TECHNOLOGY INC
filed 2001-05-15
CIK 1001601

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The financial statements for the Company's fiscal quarter ended March 31, 2001 are attached to this Report, commencing at page F-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Except for historical information, the material contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 ("Fiscal 2000"), which may cause actual results to differ materially from those described. These risks and uncertainties include the rate of market development and acceptance of positioning technology, the unpredictability of the Company's sales cycle, the limited revenues and significant operating losses generated to date, and the possibility of significant ongoing capital requirements. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995".

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

    For purposes of the discussion contained herein, all information is reported on a consolidated basis for the Company and its wholly-owned subsidiaries.

BACKGROUND

    HTTP Technology, Inc. was originally incorporated as a Utah corporation in 1977. On December 19, 2000, the Company entered into an Agreement and Plan of Merger with its wholly-owned subsidiary HTTP Technology, Inc., a Delaware corporation, and thereby effected a re-incorporation of the Company from Utah to Delaware. All references in this Report to "HTTP" or "the Company" refer to HTTP Technology, Inc., the Delaware corporation, if the event occurred on or after December 19, 2000 or to HTTP Technology, Inc., the Utah corporation, if the event occurred prior to December 19, 2000.

    The Company is authorized to issue 100,000,000 shares of common stock, par value $0.001 per share (the "Common Stock"). On December 27, 2000, the Company's Board of Directors approved a 2-for-1 forward split (the "Split") of the Company's Common Stock, effective February 5, 2001, payable to holders of record on January 22, 2001. Throughout this Quarterly Report, all references to a number of shares of the Company's Common Stock or the price of the Company's Common Stock have been adjusted proportionately in order to account for the Split. As of March 31, 2001, 57,771,094 shares of Common Stock were issued and outstanding.

    As of April 11, 2001, HTTP had 46 full-time employees.

    HTTP maintains its corporate offices at 46 Berkeley Square, London, W1J 5AT, United Kingdom, telephone +44 (0) 207-598-4070, facsimile: +44 (0) 207-598-4071,
Internet address: http://www.http-tech.com.

BUSINESS STRATEGY

    The Company is a developer of software technology. The Company's objective is to conceive, develop and commercialize innovative applications derived from its core technology. The Company has two main development arms, HTTP Software Plc ("Software") and HTTP Insights Ltd. ("Insights").

    HTTP SOFTWARE. In April 2000, the Company acquired Radical Technology Plc (now known as HTTP Software Plc), which provided the Company with a business dedicated to systems integration and software development. Over the last four years, Software has generated revenue from its systems integration business together with sales of its in-house developed systems integration and network software products. This business is ongoing, and in addition the development team is increasingly focused on testing and developing the core software systems of the Stochastic Perception Engine, as well as building its Application Programming Interface (API) libraries.

    Software is based in the Company's Croydon office in South London.

    HTTP INSIGHTS. In December 2000, the Company acquired Nightingale Technologies Ltd. (now known as HTTP Insights Ltd.). The research and development team at Insights conceived, and continues to develop, the Company's core proprietary technologies. The Company's principal core technology is a Stochastic Perception Engine called Dimension_N, an advanced data analysis system, that processes unstructured data into meaningful outputs, enabling it to be interpreted or further manipulated by users of a specific application. Similar technologies sit at the core of many of today's major software applications. The Company's proprietary Stochastic Perception Engine is comprised of four principal data-processing capabilities: cluster analysis, statistical modeling, classification and prediction, which when uniquely combined offer unsurpassed processing speed, accuracy and comprehensiveness of results compared to existing data analysis systems.

    The Insights team is based in the Company's head office in central London, where they work closely with the Company's management in scoping, defining, planning and developing specific solutions for applications identified through the Company's strategic market research team.

    The Company seeks to commercialize the applications derived from its core technology through joint ventures and licensing agreements with established market leaders in various sectors. The technology is designed to be deployed in the form of software modules or utility libraries, or embedded within microchips. Due to its scalability, the Company anticipates that the Stochastic Perception Engine is capable of delivering high gross margins to the Company.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2001

    REVENUES. For the quarter ended March 31, 2001 ("Q1 2001"), the Company's gross revenues from operations were approximately $74,000. The Company's revenue was primarily derived from the Company's consulting activities provided by Software. There was no revenue for the quarter ended March 31, 2000 ("Q1 2000").

    The Company's operating activities in Q1 2001 were through Software. Software commenced operations under the Company umbrella from April 21, 2000, the date that the acquisition thereof became unconditional. The Company's revenues for Q1 2001 were primarily comprised of software product consulting and support services. During Q1 2001, the Company had two customers who represented a significant portion of its revenues. The customers are Commonwealth Secretariat, which accounted for approximately 53% of sales, and Eidos Plc, which accounted for approximately 38% of sales.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's selling, general and administrative expenses were approximately $1,797,000 in Q1 2001 compared to $703,000 for Q1 2000. Professional fees, including technology development and consulting services, were approximately $405,000 in Q1 2001. Also included were salaries and directors' compensation of approximately $525,000 service charges and rates for property leasing of approximately $276,000 and rent of approximately $147,000. The primary components of the increased selling, general and administrative expenses in Q1 2001 were an increase in personnel costs due to an increase in the number of employees and an increase in rent and other property costs resulting from a relocation to new premises due to the Company's acquisitions in 2000. Management expects selling, general and administrative expenses to continue at a similar level in the near future as the Company continues to devote resources to the expansion of the Company.

    DEPRECIATION AND AMORTIZATION EXPENSE. The Company had excess of purchase price over net assets acquired of approximately $9,667,000, associated with the acquisition of Software. The Company had excess of purchase price over net assets acquired of approximately $103,443,000 from its acquisition of Insights. The Company's policy is to amortize goodwill over five years. The amortization charge for the quarter was approximately $3,020,000.

    IMPAIRMENT LOSS ON INVESTMENTS. Impairment loss on investments of $1,211,000 relates to the impairment in the carrying value of one of the Company's minority investments, Compaer AG. Based on the financial status of Compaer AG, the investment was permanently impaired, and the Company has recorded an impairment for the entire carrying value of this investment.

    NET LOSS AND NET LOSS PER SHARE. Net loss was approximately $5,846,000 for Q1 2001 compared to a net loss of approximately $697,000 for Q1 2000. Loss per share was $0.12 based on weighted average shares outstanding of 49,103,159 for Q1 2001 compared to a loss per share of $0.02 for Q1 2000 based on weighted average shares outstanding of 30,050,808.

LIQUIDITY AND CAPITAL RESOURCES

    WORKING CAPITAL. At March 31, 2001, the Company had approximately $5,768,000 in current assets. Cash and cash equivalents amounted to approximately $5,257,000. Current liabilities were approximately $1,107,000 at March 31, 2001. At December 31, 2000, the Company had approximately $6,856,000 in current assets and cash and cash equivalents amounted to approximately $6,226,000. Current liabilities were approximately $1,252,000 at December 31, 2000. Working capital at the end of Q1 2001 was approximately $4,661,000, as compared to approximately $5,604,000 at December 31, 2000. The ratio of current assets to current liabilities was 5.2 to 1.0 at the end of Q1, 2001 as compared to 5.5 to 1.0 at December 31, 2000.

    NET DECREASE IN CASH AND CASH EQUIVALENTS. During Q1 2001, the Company's cash and cash equivalents decreased by approximately $970,000. This decrease was primarily the result of net cash used for financing activities and operations in the amount of approximately $2,576,000. The Company used net cash of approximately $1,570,000 in operations and approximately $1,006,000 in financing activities. The Company received net cash of approximately $1,620,000 in investing activities.

    NET CASH USED IN OPERATIONS. The use of cash in operations of approximately $1,570,000 was attributable to the Company's relatively low revenues at the same time that the Company incurred significant operating costs. These significant costs included professional fees, salaries and director compensation, and service charges associated with rental property and rent, all of which resulted from the Company's commencement of operations and expansion of its infrastructure to support such operations. The Company used cash in operations for Q1 2000 of $603,000.

    NET CASH PROVIDED IN INVESTMENT ACTIVITIES. For Q1 2001, the Company had a net cash inflow from investment activities of approximately $1,620,000 compared with a net cash outflow from investment activities of approximately $177,000 Q1 2001. Such funds were received in Q1 2001 from the sale of the Company's shareholding in MDA Group Plc. As this amount represented a guarantee by a previous stockholder, this excess over book value is reflected as a contribution to stockholders' equity for the period ended March 31, 2001. The Company has discontinued the strategy of taking minority investment stakes which was pursued during the fiscal year ended December 31, 2000. The Company does not currently have any commitments for material capital expenditures.

    NET CASH USED IN FINANCING ACTIVITIES. For Q1 2001, the Company had a net cash outflow from financing activities of approximately $1,006,000. The Company acquired Insights in December 2000. At the time of such acquisition, Insights had outstanding $6,006,000 of long-term debt. This debt is part of the original loan of $10,000,000 that Insights owed to its parent company relating to the acquisition of patent applications for its Stochastic Perception Engine technology. The loan bears interest at 2% above LIBOR and is unsecured. The principal of the loan and accrued interest does not mature until October 5, 2003. During Q1 2001, the Company repaid an additional $1,000,000 of the loan principal. In April 2001 the Company repaid a further $1,750,000 of the loan principal.

    STOCKHOLDERS' EQUITY. The Company's stockholders' equity at end of Q1 2001 was approximately $111,528,000, including an accumulated deficit of approximately $14,458,000. Additional paid-in capital at March 31, 2001 was approximately $145,070,000. The increase in additional paid-in capital was primarily due to the issuance of 15,000,000 shares of Common Stock associated with the acquisition of Insights. The returned shares under the Core acquisition have been valued as a stockholder receivable in connection with the such acquisition and are duly endorsed over to the Company. The stockholder receivable amounted to approximately $19,109,000 as of March 31, 2001 and as of May 14, 2001 the Company had not received any further funds nor marketable securities under the guarantee. The Company's stockholders' equity was approximately $23,215,000 at December 31, 2000.

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

    On December 15, 2000, the Company entered into an unsecured credit facility with Asia IT Capital Investments Limited ("Asia IT"), which provides a $20,000,000 line of credit. Such line of credit originally expired on December 31, 2001, but has been extended until June 30, 2002. Interest on advances under the credit facility accrues at 2% above LIBOR. The Company can draw down on this credit facility for its financing requirements, upon approval by the Company's Board of Directors and subject to approval by Asia IT (such approval not to be unreasonably withheld). While the facility is in place, the Company is restricted by negative pledge from borrowing funds, directly or indirectly, other than through the credit facility with Asia IT, without the consent of Asia IT. The availability of the credit facility reduces PRO RATA upon the Company's sale of any of its investment assets. As of the date of this Report, the Company has not yet drawn down any amounts under this credit facility, although the Company estimates that, in the foreseeable future, it will need to draw upon such credit facility in order to meet its liabilities as they come due.

    The Company's intent is to liquidate its non-core investments as appropriate and to use the proceeds of these sales to fund continuing development and marketing of the Company's technology applications. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution to the Company's stockholders. No assurance can be given, however, that the Company will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the Company's cash requirements to implement its business strategies. If the Company is unable to access the capital markets or obtain acceptable financing, its results of operations and financial conditions could be materially and adversely affected. The Company may be required to raise substantial additional funds through other means. If adequate funds are not available to the Company, it may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of its technologies or products that the Company would not otherwise relinquish. While the Company has begun to receive commercial revenues, there can be no assurances that its existing commercial agreements will provide adequate cash to sustain its operations. If the Company decides to expand its business faster, or to geographic areas outside of Europe during the next twelve months, it may need to raise further capital.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

    None.

ITEM 2. CHANGES IN SECURITIES

    (a) None.

    (b) None.

    (c) On December 29, 2000, the Company acquired all of the issued and outstanding shares of Nightingale Technologies (renamed HTTP Insights Limited "Insights"), in a stock-for-stock transaction. The Company received the shares of Insights on December 29, 2000; however the Company is not required to pay any consideration for such shares unless certain conditions are met. These conditions include (1) the receipt of validation by the Defense Evaluation and Research Agency ("DERA") as the technical and commercial viability of Insight's proprietary technology and (2) either (a) the Company's first use of a medical imaging prototype for scan analysis with third parties or (b) appropriate validation being provided to DERA as to the technical novelty and commercial viability of same, whichever shall be earlier. Upon the occurrence of each event, the Company is required to issue 15,000,000 shares of its Common Stock to Insights' shareholders.

       On February 22, 2001, the Company issued the first tranche of consideration for approximately $93,000,000 as a result of the DERA validation, based on a weighted average share price of $6.30 per share (which is a preliminary estimate using a 10% discount to the average market price around February 22, 2001). A further 15,000,000 shares will be issued either upon the Company's first use of a medical imaging prototype for scan analysis with third parties or upon approximate validation being provided to DERA as to the technical novelty and commercial viability of same, whichever shall be earlier. The Company believes that the issuance of such shares were exempt pursuant to Section 4(2) of the Securities Act of 1933.

    (d) Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

Exhibit 2.1 Articles of Merger of HTTP Technology, Inc. (a Utah corporation) and the Company, dated December 19, 2000(1)

Exhibit 2.2 Certificate of Merger of HTTP Technology, Inc. (a Utah corporation) and the Company, dated December 19, 2000(1)

Exhibit 3.1   Certificate of Incorporation of the Company(1)

Exhibit 3.2   Bylaws of the Company(1)

Exhibit 10.1  Share Sale Agreement by and between HTTP Technology, Inc.
              and Nightingale Technologies, Ltd. dated December 29,
              2000(2)

Exhibit 99.1 Letter dated February 20, 2001, from the Defence Evaluation and Research Agency to the Company reporting results of DCE testing.(2)

       -------------------------------

       (1) Incorporated herein by reference to the Company's Current Report on Form 8-K, filed January 10, 2001.

       (2) Incorporated herein by reference to the Company's Current Report on Form 8-K, filed March 7, 2001.

    (b) Reports on Form 8-K

       Current Report on Form 8-K, filed January 10, 2001, announcing the reincorporation of the Company from Utah to Delaware.

       Current Report on Form 8-K, filed March 2, 2001, announcing the appointment of Mark Warde-Norbury to the Board of Directors.

       Current Report on Form 8-K, filed March 7, 2001, announcing the acquisition of all of the outstanding stock of Nightingale Technologies, Ltd.

       Current Report on Form 8-K/A-1, filed March 30, 2001, announcing that the conditions to closing the acquisition of Ferman AG had not been met and as a result the Company decided not to proceed with the transaction.

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                 AS OF AND FOR THE QUARTER ENDED MARCH 31, 2001

Consolidated Balance Sheets as of March 31, 2001 (Unaudited)
  and December 31, 2000 (Audited)...........................    F-2

Consolidated Statements of Operations for the Quarter Ended
  March 31, 2001 (Unaudited)
  and Quarter Ended March 31, 2000 (Unaudited)..............    F-3

Consolidated Statement of Cash Flows for the Quarter Ended
  March 31, 2001 (Unaudited)
  and Quarter Ended March 31, 2000 (Unaudited)..............    F-4

Notes to Consolidated Financial Statements..................    F-5

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              MARCH 31, 2001   DECEMBER 31, 2000
                                                               (UNAUDITED)         (AUDITED)
                                                              --------------   -----------------
                           ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................   $  5,256,539      $  6,226,280
  Accounts receivable.......................................        233,441           246,421
  Provision for doubtful accounts...........................        (73,348)          (71,041)
  Prepaid expenses and other current assets.................        220,991           295,673
  VAT receivable............................................        130,034           159,032
                                                               ------------      ------------

    Total current assets....................................      5,767,657         6,856,365

PROPERTY AND EQUIPMENT, at cost, net of accumulated
  depreciation of $152,776 and $110,698, respectively.......        396,117           399,744

INTANGIBLE ASSET, at cost, net of accumulated depreciation
  of $186,876 and $143,035, respectively....................        404,547           443,382

INVESTMENTS.................................................      1,976,410         3,803,733

GOODWILL, NET...............................................    108,830,081        18,736,151

OTHER NON-CURRENT ASSETS....................................         23,683            12,731

SECURITY DEPOSITS...........................................        258,924           244,579
                                                               ------------      ------------

    Total assets............................................   $117,657,419      $ 30,496,685
                                                               ============      ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................   $    506,186      $    666,827
  Accrued expenses..........................................        367,299           169,026
  Accrued professional expenses.............................        148,384           237,176
  Bank overdraft............................................         85,270           179,018
                                                               ------------      ------------

    Total current liabilities...............................      1,107,139         1,252,047

CAPITALIZED LEASE...........................................         22,545            23,843

LONG TERM DEBT..............................................      5,000,000         6,006,025
                                                               ------------      ------------

    Total liabilities.......................................      6,129,684         7,281,915
                                                               ------------      ------------

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 57,771,094 and 42,748,270 shares issued and
    outstanding, respectively...............................         57,771            42,747
  Additional paid-in capital................................    145,070,395        50,914,680
  Vendor guarantee..........................................    (19,109,330)      (19,109,330)
  Accumulated other comprehensive income....................        (31,603)          (19,416)
  Accumulated deficit.......................................    (14,459,498)       (8,613,911)
                                                               ------------      ------------

    Total stockholders' equity..............................    111,527,735        23,214,770
                                                               ------------      ------------

                                                               $117,657,419      $ 30,496,685
                                                               ============      ============

  The accompanying notes are an integral part of these consolidated financial statements.

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               THREE MONTHS     THREE MONTHS
                                                                  ENDED            ENDED
                                                              MARCH 31, 2001   MARCH 31, 2000
                                                               (UNAUDITED)      (UNAUDITED)
                                                              --------------   --------------
REVENUES....................................................    $    73,907      $       --

EXPENSES:
  Selling, general and administrative charges...............      1,797,055         702,648
  Impairment of investment..................................      1,211,246              --
  Amortization of goodwill..................................      3,020,190              --
                                                                -----------      ----------
                                                                  6,028,491         702,648

    Operating loss..........................................     (5,954,584)       (702,648)

OTHER INCOME:
  Interest and other income.................................         67,465           3,365
  Net foreign exchange gains................................         39,857           2,706
                                                                -----------      ----------
                                                                    107,322           6,071

Net loss before minority interest...........................     (5,847,262)       (696,577)

MINORITY INTEREST...........................................         (1,675)             --
                                                                -----------      ----------
    Net loss................................................    $(5,845,587)     $ (696,577)
                                                                ===========      ==========

PER SHARE DATA:
  Basic and diluted loss per share..........................    $     (0.12)     $    (0.02)
                                                                ===========      ==========
  Weighted average number of common shares outstanding......     49,103,159      30,050,808
                                                                ===========      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                               THREE MONTHS     THREE MONTHS
                                                                  ENDED            ENDED
                                                              MARCH 31, 2001   MARCH 31, 2000
                                                               (UNAUDITED)      (UNAUDITED)
                                                              --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................   $(5,845,587)     $  (696,577)
Adjustments to reconcile net loss to net cash used in
  operating activities
    Depreciation............................................        85,919            5,652
    Non-cash consulting expense.............................            --          346,403
    Amortization of goodwill................................     3,020,190               --
    Provision for doubtful accounts.........................         2,307               --
    Write down of investment................................     1,211,246               --
    Minority interest in net earnings of subsidiary.........        (1,675)              --
    Changes in operating assets and liabilities, net of
      effects from acquisitions of businesses
        Decrease in accounts receivable.....................        12,980               --
        Decrease in prepaid expenses and other current
          assets............................................        74,682           18,915
        Decrease in VAT receivable..........................        28,998               --
        Increase in purchase deposit........................            --          (65,060)
        Increase in security deposits.......................       (14,345)        (234,295)
        Increase (decrease) in accounts payable.............      (160,641)          82,322
        Decrease in bank overdraft..........................       (93,748)              --
        Increase (decrease) in accrued expenses.............       198,273          (60,171)
        Increase in accrued professional expenses...........       (88,792)              --
                                                               -----------      -----------
            Net cash used in operating activities...........    (1,570,193)        (602,811)
                                                               -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets....................................       (38,451)        (176,618)
Capitalized software development costs......................        (5,008)              --
Sale of investments.........................................     1,663,392               --
                                                               -----------      -----------

            Net cash provided by (used in) investing
              activities....................................     1,619,961         (176,618)
                                                               -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in capitalized lease...............................        (1,298)              --
Repayment of long-term debt.................................    (1,006,024)              --
Shares issued for cash......................................            --        5,000,000
                                                               -----------      -----------

            Net cash provided by (used in) financing
              activities....................................    (1,007,322)       5,000,000
                                                               -----------      -----------

Effects of exchange rates on cash and cash equivalents......       (12,187)              --

NET INCREASE (DECREASE) IN CASH.............................      (969,741)       4,220,571
                                                               ===========      ===========

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD................     6,226,280          506,149
                                                               -----------      -----------

CASH & CASH EQUIVALENTS, END OF PERIOD......................   $ 5,256,539      $ 4,726,720
                                                               ===========      ===========

NON CASH FINANCING ACTIVITIES
Issuance of shares associated with acquisitions (Note 7)       $93,117,120               --
Warrants issued to underwriter..............................            --      $ 4,427,877

  The accompanying notes are an integral part of these consolidated financial statements.

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) FORMATION AND BUSINESS OF THE COMPANY

    HTTP Technology, Inc. ("HTTP" or the "Company") is a corporation that was originally incorporated in Utah on March 8, 1977 under the name Trolley Enterprises, Inc. The Company changed its name from Internet Holdings, Inc. to HTTP Technology, Inc. on October 10, 2000. On December 19, 2000, the Company entered into an Agreement and Plan of Merger with its wholly-owned subsidiary HTTP Technology, Inc., a Delaware corporation, and thereby effected a reincorporation of the Company from Utah to Delaware. HTTP is a developer of sophisticated software technology. The Company's objective is to conceive, develop and commercialize innovative applications derived from its core technology. The Company has two main development arms, HTTP Software ("Software") and HTTP Insights ("Insights").

(2) BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, filed on April 17, 2001. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented. All significant intercompany transactions have been eliminated in consolidation.

    Certain reclassifications have been made in prior period financial statements to conform to the current presentation.

    The results of operations presented for the three months and quarter ended March 31, 2001, are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

(3) INVESTMENTS

    The Company accounts for its investments in non-marketable securities under the cost method of accounting as it owns less than a 20% interest in each of the companies.

    On April 17, 2000 the Company purchased a 5% holding in Compaer AG, a supplier of online insurance for both business-to-business and business-to-customer markets in Germany for cash DM2.5 million (approximately $1,211,000). Based on the financial status of Compaer AG, the investment was permanently impaired, and the Company has recorded an impairment for the entire carrying value of this investment.

    The Company sold its interest in MDA Group Plc to STG Holdings Plc (see
    Note 6).

(4) LINE OF CREDIT

    On December 15, 2000, the Company entered into an unsecured credit facility with Asia IT Capital Investments Limited ("Asia IT"), which provides a $20,000,000 line of credit. Such line of credit originally expired on December 31, 2001, but has been extended until June 30,2002. Interest on advances under the credit facility accrues at 2% above LIBOR. The Company can draw down on this credit facility for its financing requirements, upon approval by the Company's Board of

    Directors and subject to approval by Asia IT (such approval not to be unreasonably withheld). While the facility is in place, the Company is restricted by negative pledge from borrowing funds, directly or indirectly, other than through the credit facility with Asia IT, without the consent of Asia IT. The availability of the credit facility reduces upon the Company's sale of any of its investment assets. As of March 31, 2001, the Company has not yet drawn down any amounts under this credit facility.

(5) LONG-TERM DEBT

    The Company acquired Insights in December 2000. At the time of such acquisition, Insights had outstanding $6,006,000 of long-term debt. This debt is part of the original loan of $10,000,000 that Insights owed to its parent company relating to the acquisition of patent applications for its Stochastic Perception Engine technology. The loan bears interest at 2% about LIBOR and is unsecured. The principal of the loan and accrued interest does not mature until October 5, 2003. As of March 31, 2001, the balance of this loan was $5,000,000. Subsequent to March 31, 2001, this loan obligation was reduced to $3,250,000. Interest accrues on the loan on a day to day basis and is payable when the loan is redeemed.

(6) STOCKHOLDERS' EQUITY

    On February 5, 2001, the Company effected a 2-for-1 split (the "Split") of its Common Stock. As such, all share and per share information in the accompanying financial statements have been restated to reflect the Split.

    The Company sold its interest in MDA Group Plc to STG Holdings Plc, a major stockholder, on March 23, 2001 for the guaranteed value of $1,660,000 representing an excess over book value of approximately $1,000,000. As this amount represented a guarantee by a previous shareholder this excess over book value is reflected as a contribution to stockholders' equity for the period ended March 31, 2001.

(7) ACQUISITION AGREEMENTS

    On April 21, 2000, the Company acquired through a stock for stock tender offer approximately 76.73% of the outstanding ordinary shares of Radical Technology Plc (subsequently renamed HTTP Software Plc). Through subsequent additional issuances of stock the Company has acquired 98.1% of Software's outstanding common stock in exchange for 2,513,824 shares of the Company's common stock, valued at approximately $12,569,120. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the dates of the acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed relates primarily to intangible assets and the remaining amount has been recorded as goodwill on the accompanying balance sheet. The fair values have been based on an independent valuation.

    During September 2000, the Company issued 3,600,000 shares of Common Stock for 100% of the outstanding stock of Core Ventures Limited. Core Ventures is a holding company whose principal asset is an interest in Red Cube AG, a voice-over-IP telecommunications provider. The purchase agreement provided in part that Dr. Alexander Nill would guarantee to HTTP Technology that as of December 15, 2000, Core would have assets of not less than $25,000,000. Pursuant to this guarantee, Dr. Alexander Nill signed a Memorandum of Understanding (the "Memorandum"), on December 27, 2000, stipulating that the net assets of Core Ventures Limited were estimated to be approximately $2,500,000 and that the warrants to purchase further Red Cube stock had a nil value. Dr Nill acknowledged that he had been served with a formal demand to honor his obligations to HTTP pursuant to the terms of the personal guarantee provided to him as security for the transaction. As of May 14, 2001, the Company has received 3,040,000 shares of the Company's Common Stock that is duly endorsed. Dr. Nill has the right to assign this guarantee to another party but only with the escrow agent's consent. At the time of these agreements, Dr. Alexander Nill was a Director of the Company. Dr. Nill resigned as a director of the Company, effective February 27, 2001.

    On December 29, 2000, the Company acquired all of the issued and outstanding shares of Nightingale Technologies (renamed HTTP Insights Limited "Insights"), in a stock-for-stock transaction (the "Insights Offer"). The Company received the shares of Insights on December 29, 2000; however the Company is not required to pay any consideration for such shares unless certain conditions are met. These conditions include (1) the receipt of validation by the Defense Evaluation and Research Agency ("DERA") as the technical and commercial viability of Insight's proprietary technology and
    (2) either (a) the Company's first use of a medical imaging prototype for scan analysis with third parties or (b) appropriate validation being provided to DERA as to the technical novelty and commercial viability of same, whichever shall be earlier. Upon the occurrence of each event, the Company is required to issue 15,000,000 shares of its Common Stock to Insights' shareholders.

    On February 22, 2001, the Company issued the first tranche of consideration for approximately $93,000,000 as a result of the DERA validation, based on a weighted average share price of $6.20 per share (which is a preliminary estimate using a 10% discount to the average market price around
    February 22, 2001). A further 15,000,000 shares will be issued either upon the Company's first use of a medical imaging prototype for scan analysis with third parties or upon appropriate validation being provided to DERA as to the technical novelty and commercial viability of same, whichever shall be earlier. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the dates of the acquisitions. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed of approximately $103,443,000 has been assigned to goodwill at the date of acquisition. The allocation of the purchase price has been based on preliminary estimates. The Company anticipates that the final allocation may result in a write off of certain in-process research and development costs. Any other changes to the preliminary estimates will be reflected as an adjustment to goodwill and to other identifiable intangibles.

    The unaudited pro forma consolidated statement of operations gives effect to the acquisition of HTTP Insights Limited, Core Ventures Limited and HTTP Software Limited as if they had occurred at the beginning of each period. For the period ended March 31, 2001 the unaudited pro forma consolidated statement of operations gives effect to the issuance of additional shares in connection with the acquisition of HTTP Insights Limited.

                                                    THREE MONTHS     THREE MONTHS
                                                       ENDED            ENDED
PRO FORMA:                                         MARCH 31, 2000   MARCH 31, 2001
----------                                         --------------   --------------
                                                    (UNAUDITED)      (UNAUDITED)
Revenues.........................................   $    228,175     $     73,907
Net loss.........................................   $ (6,328,374)    $ (8,480,735)
Basic and diluted net loss per share.............   $      (0.21)    $      (0.17)
Weighted average shares outstanding..............     30,050,808       49,103,159

    The unaudited pro forma consolidated financial information does not purport to represent what the Company's financial position or results of operations would actually have been if these transactions had occurred at such dates or to project the Company's future results of operations.

(8) COMPREHENSIVE INCOME

    As of March 31, 2001, and for the three months then ended, comprehensive income is comprised of a net loss from operations and the net effect of foreign currency translation adjustments. This comprised a net loss of approximately $5,846,000 and foreign currency translation adjustments of approximately $12,000, resulting in comprehensive loss of approximately $5,858,000.

                                   SIGNATURE

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       HTTP TECHNOLOGY, INC.

                                                       By:          /s/ STEFAN ALLESCH-TAYLOR
                                                            -----------------------------------------
                                                                      Stefan Allesch-Taylor
                                                               CHAIRMAN AND CHIEF EXECUTIVE OFFICER

                                                       By:             /s/ JASON E. FORSYTH
                                                            -----------------------------------------
                                                                         Jason E. Forsyth
                                                                     CHIEF FINANCIAL OFFICER
Date: May 15, 2001