Form 10QSB/A
period 2000-06-30
HTTP TECHNOLOGY INC
filed 2001-06-05
CIK 1001601

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                FORM 10-QSB/A-2

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                         COMMISSION FILE NUMBER 0-26886

                            ------------------------

                             HTTP TECHNOLOGY, INC.

       (Exact name of small business issuer as specified in its charter)

                  DELAWARE                                  13-4148725
(State or other jurisdiction of incorporation  (I.R.S. Employer Identification No.)
              or organization)

                            ------------------------

                      46 BERKELEY SQUARE, MAYFAIR, LONDON
                                 UNITED KINGDOM
                                    W1J 5AT
                    (Address of principal executive offices)
                              011 44 207 598 4070
                (Issuer's telephone number, including area code)

                            ------------------------

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes / /       No. /X/

    As of August 14, 2000, the issuer has 37,474,888 shares (post-split) of its common stock outstanding.

    Transitional Small Business Disclosure Format (check one)

    Yes / /       No. /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    NOTE REGARDING AMENDMENT AND RESTATEMENT

    The Quarterly Report on Form 10-QSB of HTTP Technology, Inc., formerly known as Internet Holdings, Inc. ("HTTP" or the "Company"), for the quarter ended
June 30, 2000, filed on August 14, 2000, and subsequently amended on August 17, 2000, is hereby amended and restated in its entirety. This amendment and restatement is necessary to reflect the impact of the revised accounting treatment, under the requirements of Emerging Issues Task Force Issue No. 96-18 (EITF 96-18), for (1) the issuance of shares of the Company's Common Stock, par value $0.001 per share, to a service provider in December 1999, as reflected in the Company's Annual Report on Form 10-KSB/A-1 for the fiscal year ended December 31, 1999, filed on April 17, 2001, and (2) the issuance of warrants to purchase shares of the Company's Common Stock to a service provided in connection with the issuance of shares to a third party in January 2000, as reflected in the Company's Quarterly Report on Form 10-QSB/A-1 for the quarter ended March 31, 2000, filed on May 15, 2001.

    This amendment and restatement is also necessary to reflect the impact of the acquisition of HTTP Software, Plc (formerly Radical Technology, Plc ("RadTech")) during the quarter. The shares of the Company's Common Stock, par value $0.001 per share, issued in conjunction with the RadTech acquisition were originally valued based on management's best estimate of fair value, which included a 25% discount from the market price due to lack of marketability. However, Emerging Issues Task Force Issue No. 99-12 (EITF 99-12) requires that the shares be recorded based on the market price of the securities over a reasonable period of time before and after the two companies have reached agreement on the purchase price and the proposed transaction is announced. The application of EITF 99-12 results in a revision of the price per share from $4.10 to $5.00, resulting in additional goodwill of approximately $2,251,000. As a result of these adjustments, as of June 30, 2000, total assets of the Company were revised from $15,427,195 to $18,295,859, total stockholders' equity was revised from $14,796,829 to $17,639,130, total operating loss was revised from $1,146,206 to $1,914,041, net loss was revised from $986,831 to $1,754,666 and basic/diluted loss per share was revised from $0.03 to $0.05.

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

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The information required by this Item is included on pages F-1 to F-8 of this Quarterly Report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATION

    HTTP Technology, Inc. (formerly Internet Holdings, Inc.) ("HTTP" or "the Company") builds and markets its own software and network enabling products. In addition, it has a venture capital division. The objective of HTTP is to create strong repeat revenues from its products and to forge alliances and joint-ventures with other organizations. HTTP's operating strategy includes integrating its three division platform and the companies contained therein into a collaborative network, which leverages its collective knowledge and resources, with a clear emphasis on capital growth, balance sheet strength and the use of its operating subsidiaries to create cash flow. HTTP will provide operational assistance, capital support, industry expertise, and a strategic network of business relationships to maximize the long-term market potential for its partner companies and its own operating subsidiaries.

    HTTP IT Limited invests in and/or acquires IT and software development companies. HTTP Software PLC (formerly Radical Technology PLC ("RadTech")) now a wholly owned subsidiary, of the Company, was acquired earlier this year. RadTech has an advanced systems integration business with existing blue-chip clients, while at the same time it also develops its own software products. RadTech's core products include:

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

    Current RadTech clients include: British Telecom; Schroders; Ericsson; Texaco; Eidos Interactive; Computer Cab; and other leading companies.

    During the quarter ended June 30, 2000, the Company emerged from its development stage status by acquiring Radical Technology Plc. The Company's intent was to acquire software development companies as investments and as a result of this acquisition the plan of operations has been initiated.

    HTTP Communications Limited is involved in a diverse range of telecommunications activities with an initial focus on Central and Eastern Europe. Projects include supplying satellite access for Internet and Internet-related companies on a global scale, developing terrestrial (PSTN) and wireless connectivity to supply customers with voice and data services, and a number of Internet content projects. To date, the Company has signed a strategic alliance and is creating a joint venture with RedCube AG, the largest voice-over IP company in Europe and one of the largest in the world, to supply satellite access to nine countries on a revenue-sharing basis.

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

Infrastructure Service Providers--which includes strategic consulting and systems integration; Internet applications; and software providers.

Communications--which includes enhanced IP services; wireless application protocol technologies; broadband technologies; and satellite communications services.

Digital Infrastructure--which includes bandwidth provisioning, embedded systems, and networking technologies.

B2B E-Commerce--which includes B2B exchanges; market aggregations; supply chain dis-intermediaries; enabling technologies; media and content; content management and syndication; and content localization and globalization.

To date, the Company has raised $5 million to implement its business strategy. The Company is in the process of raising up to $30 million in a Regulation S offering under the Securities Act of 1933, as amended. Further funding will be necessary for the Company to continue its plan of operations in the future.

RESULTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 2000

    The Company experienced a loss for the quarter ended June 30, 2000 of approximately $1,058,000. Revenue for the period was approximately $204,000 derived primarily from consulting services provided by RadTech, which was acquired during April 2000.

    Selling, general and administrative expenses for the quarter ended June 30, 2000 were approximately $1,036,000. The major components of these expenses were professional fees of approximately $567,000 and Directors' remuneration of approximately $122,000. The professional fees were primarily related to the amortization of the deferred costs attributable to a consulting agreement entered into in December 1999. The Company recorded amortization of goodwill of approximately $380,000, which resulted from the Company's acquisition of RadTech.

RESULTS OF OPERATIONS SIX MONTHS ENDED JUNE 30, 2000

    The Company's loss for the six months ended June 30, 2000 was approximately ($1,755,000). Operating revenue for the six months ended June 30, 2000 was approximately $204,000. Selling, general and administrative expenses for the six months ended June 30, 2000 were approximately $1,738,000. Such expenses were primarily comprised of approximately $1,045,000 for professional fees, directors' remuneration of approximately $135,000 and public relations and marketing of approximately $100,000. The professional fees consisted primarily of non-cash consulting charges of $693,000 associated with a consulting contract entered into in December 1999.

LIQUIDITY AND CAPITAL RESOURCES

    During the first half of 2000, the Company used cash of approximately $657,000 in operations. Cash used in operations before changes in working capital items was approximately $651,000. The cash used for working capital is primarily related to security deposits.

    Net cash used in investing activities was approximately $2,956,000 for the six months ended June 30, 2000. This was comprised of costs incurred in developing software to be sold for outside use and investments in the following companies:

    - An 11% investment in Eurindia Plc, an equity management company which seeks to invest in small to medium sized Indian information technology services companies, for L400,000 (approximately $636,800).

    - A 5% investment in Compaer AG, a supplier of online insurance for both business-to-business and business-to-consumer markets in Germany for DM2.5 million (approximately $1,211,000).

    Net cash provided by financing activities totalled $5,000,000 during the six months ended June 30, 2000 as a result of the sale of 10,000,000 shares of common stock at a price of $.50 per share pursuant to Regulation S. The Company has agreed to register 25% of the shares under the Securities Act of 1933, as amended. In consideration for underwriting the issue in full, the underwriter received warrants to purchase up to 2,000,000 shares of common stock of the Company at $0.50 per share. These warrants had a fair value of approximately $4,428,000 and have been reflected as an issuance cost of the shares. On
May 12, 2000, the underwriters exercised all the warrants.

    At June 30, 2000 and December 31, 1999 HTTP had current assets of approximately $3,127,000 and $2,088,000 respectively. At June 30, 2000 and December 31, 1999 HTTP had cash and cash investments of approximately $1,839,000 and $506,000 respectively.

    As of June 30, 2000, HTTP had investments of approximately $2,923,000. The largest investment was in Compaer AG, one of the largest on-line insurance brokers in Germany, for approximately $1,211,000.

    As of June 30, 2000, HTTP had goodwill of approximately $11,011,000. The goodwill was associated with the acquisition of RadTech and is based on a purchase price of $5.00 per share. The purchase price is an estimate and the Company plans to obtain an appraiser's opinion as to the value of this investment. The Company's policy is to amortize goodwill over five years.

    As of June 30, 2000, the Company had fixed assets of approximately $285,000.

    As of June 30, 2000, the Company had outstanding obligations of approximately $591,000.

    On May 25, 2000 the Company issued a private placement memorandum to raise up to $30 million through the sale of shares of common stock at a price of $6.25 per share pursuant to an exemption from registration under Regulation S promulgated under the Securities Act.

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On January 6, 2000, the Company entered into an underwriting agreement with Panther Capital Ltd. to sell shares of common stock and warrants of the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended. For a detailed description of this offering, reference is made to the Company's reports on Form 8-K filed January 31, 2000 and February 7, 2000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Reports on Form 8-K

    The Company has filed reports on Form 8-K for events which occurred during the three months ended June 30, 2000:

    (i) The Company filed a report on Form 8-K on April 16, 2000. Such report discloses that on March 31, 2000, the Company appointed Jason E. Forsyth as Finance Director and Giorgio L. Laurenti as a Director.

    (ii) The Company filed a report on Form 8-K on May 23, 2000. Such report discloses that on March 3, 2000, the Company offered to acquire all of the issued and outstanding shares of Radical Technology Plc in a stock-for-stock transaction. Such report also discloses that on May 3, 2000, the Company entered into a Heads of Terms contract to acquire 51% of the equity of Ferman AG, an investment company domiciled in Switzerland. Such report also discloses that on January 8, 2000, the Company entered into an underwriting agreement with Panther
         Capital Ltd. to sell shares of common stock and warrants of the Company pursuant to an exemption from registration under Regulation S of the Securities Act, as amended. Such report also discloses that on May 12, 2000, the Company appointed Martin Lechner, Rajeev Misra,
         Dr. Alexander Nill and Dr. Stefan Fleissner as Directors.

   (iii) The Company filed a report on Form 8-K on June 15, 2000. Such report discloses that on June 14, 2000, the Company accepted the resignation of Rajeev Misra.

    (iv) The Company filed a report on Form 8-K on June 30, 2000. Such report discloses that on June 26, 2000, the Company and its independent auditors mutually agreed to terminate their relationship as such. Such report further discloses that on June 26, 2000, the Company engaged Arthur Andersen as its independent auditors.

            HTTP TECHNOLOGY, INC (FORMERLY INTERNET HOLDINGS, INC.)
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)    (AUDITED)
                                 ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 1,838,797    $  506,149
  Accounts receivable.......................................      419,730            --
  Other receivables.........................................       16,088         1,474
  Prepaid expenses..........................................      796,358     1,580,055
  Unbilled services.........................................       56,082            --
                                                              -----------    ----------
    Total current assets....................................    3,127,055     2,087,678
FIXED ASSETS, at cost, net of accumulated depreciation of
  $24,049...................................................      284,727            --
INTANGIBLE ASSETS, at cost, net of accumulated amortization
  of $0.....................................................      727,837            --
INVESTMENTS, at cost........................................    2,923,283       666,406
GOODWILL, net of accumulated amortization of $379,675.......   11,010,573            --
SECURITY DEPOSITS...........................................      222,384            --
                                                              -----------    ----------
                                                              $18,295,859    $2,754,084
                                                              ===========    ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....................  $   590,864    $   85,591
                                                              -----------    ----------
    Total current liabilities...............................      590,864        85,591
CONVERTIBLE NOTE............................................           --        50,000
                                                              -----------    ----------
    Total liabilities.......................................      590,864       135,591
                                                              -----------    ----------
MINORITY INTEREST...........................................       65,865            --

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 37,474,888 and 22,718,940 shares issued and
    outstanding, respectively...............................       37,474        22,718
  Additional paid-in capital................................   20,440,987     2,626,003
  Stockholder receivable....................................   (1,000,000)
  Accumulated other comprehensive loss......................      (54,437)           --
  Accumulated deficit.......................................   (1,784,894)      (30,228)
                                                              -----------    ----------
    Total stockholders' equity..............................   17,639,130     2,618,493
                                                              -----------    ----------

                                                              $18,295,859    $2,754,084
                                                              ===========    ==========

       The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

            HTTP TECHNOLOGY, INC. (FORMERLY INTERNET HOLDINGS, INC.)
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                               SIX MONTHS     THREE MONTHS
                                                                  ENDED           ENDED
                                                              JUNE 30, 2000   JUNE 30, 2000
                                                              -------------   -------------
REVENUES....................................................   $   203,878     $   203,878

EXPENSES:
  Selling, general and administrative charges...............     1,738,244       1,035,596
  Amortization of goodwill..................................       379,675         379,675
                                                               -----------     -----------
                                                                 2,117,919       1,415,271

  Operating loss............................................    (1,914,041)     (1,211,393)

OTHER INCOME:
  Interest and other income.................................        76,935          73,570
  Net foreign exchange gains................................        89,619          86,913
                                                               -----------     -----------
                                                                   166,554         160,483

MINORITY INTEREST...........................................        (7,179)         (7,179)
                                                               -----------     -----------
  Net loss..................................................   $(1,754,666)    $(1,058,089)
                                                               ===========     ===========

PER SHARE DATA:
  Basic and diluted loss per share..........................   $     (0.05)    $     (0.03)
                                                               ===========     ===========

  Weighted average number of common shares outstanding......    32,854,890      32,854,890
                                                               ===========     ===========

       The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

            HTTP TECHNOLOGY, INC. (FORMERLY INTERNET HOLDINGS, INC.)
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               SIX MONTHS
                                                                  ENDED
                                                              JUNE 30, 2000
                                                              -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................   $(1,754,666)
Adjustments to reconcile net loss to net cash
  Used in operating activities
    Depreciation............................................        24,049
    Amortization of goodwill................................       379,675
    Non-cash consulting expenses............................       692,805
    Minority Interest in net earnings of subsidiary.........         7,179
Changes in operating assets and liabilities, net of effects
  from
  Acquisitions of businesses
    Increase in other receivables...........................       (14,614)
    Decrease in prepaid expenses............................        90,892
    Increase in accounts receivable.........................       (29,758)
    Increase in work in progress............................       (20,387)
    Increase in security deposits...........................      (222,384)
    Increase in accounts payable and accrued expenses.......       190,211
                                                               -----------
      Net cash used in operating activities.................      (656,998)
                                                               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets....................................      (441,758)
Capitalized software development costs......................      (257,282)
Purchase of investments.....................................    (2,256,877)
                                                               -----------
      Net cash used in investing activities.................    (2,955,917)
                                                               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Shares issued for cash......................................     5,000,000
                                                               -----------
      Net cash provided by financing activities.............     5,000,000
                                                               -----------
Effect of exchange rates on cash and cash equivalents.......       (54,437)

NET INCREASE IN CASH and CASH EQUIVALENTS...................   $ 1,332,648
                                                               ===========
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD................       506,149
                                                               -----------
CASH & CASH EQUIVALENTS, END OF PERIOD......................   $ 1,838,797
                                                               ===========

NON CASH FINANCING ACTIVITIES
Issuance of shares for acquisition..........................   $ 9,659,387
Issuance of shares for convertible loan note................        50,000
Common stock subscribed.....................................     1,000,000
Stock issuance costs paid in warrants.......................     4,428,000

       The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

RESTATEMENT OF PREVIOUSLY REPORTED RESULTS

    HTTP Technology, Inc.'s (formerly Internet Holdings, Inc.) previously filed Form 10-QSB Quarterly Report dated August 17, 2000 for the quarter ended
June 30, 2000 is hereby amended and restated in its entirety. The amendment and restatement is necessary to reflect:

    1. The accounting treatment for the issuance of stock to a service provider in December 1999, which is described in more detail in Footnote 1 to the consolidated financial statements included in the Company's
       Form 10-KSB/A-1 filed on April 17, 2001.

    2. The accounting treatment of shares issued to a service provider in connection with the issuance of shares to a third party. See footnote 1 of the unaudited consolidated financial statements included in the Company's Form 10-QSB/A-1 for the quarter ended March 31, 2000 filed on May 15, 2001 for more details.

    3. The valuation of shares of the Company's Common Stock issued in conjunction with the RadTech acquisition. These were originally valued based on management's best estimate of fair value which included a 25% discount from the market price due to lack of marketability. EITF 99-12 requires that the shares be recorded based on the market price of the securities over a reasonable period of time before and after the two companies have reached agreement on the purchase price and the proposed transaction is announced. The application of EITF 99-12 results in a revision of the price per share from $4.10 to $5.00.

    As a result of these adjustments, total assets have been revised from $15,427,195 to $18,295,859 as of June 30, 2000, total shareholders' equity was revised from $14,796,829 to $17,639,130 as of June 30, 2000, total operating loss was revised from $789,961 to $1,211,394 for the three-month period ended June 30, 2000 and from $1,146,206 to $1,914,041 for the six-month period ended June 30, 2000, net loss was revised from $636,657 to $1,058,089 for the three-month period ended June 30, 2000 and $986,831 to $1,754,666 for the six-month period ended June 30, 2000 and the basic/diluted loss per share was revised from $0.02 to $0.03 for the three-month period ended June 30, 2000 and $0.03 to $0.05 for the six-month period ended June 30, 2000.

    Since these restatements involve non-cash consideration they have no effect on the Company's cash position or shares in issue.

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

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

    The results of operations presented for the three and six month periods ended June 30 2000, are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

    During the quarter ended June 30, 2000, the Company emerged from its development stage status by acquiring Software. The Company's intent was to acquire software development companies as investments and as a result of this acquisition the plan of operations has been initiated.

SIGNIFICANT ACCOUNTING POLICIES

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

    INVESTMENTS

    Investments consist of equity ownership in various corporations. The Company records these investments at historical cost, subject to any provision for impairment.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is calculated on the various asset classes over their estimated useful lives, which range from two to seven years, except leasehold improvements which are depreciated over their lease term. Expenditures for maintenance and repairs are charged against operations as incurred.

    EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED

    Excess of purchase price over net assets acquired ("goodwill") represents the excess of acquisition purchase price over the fair value of the net assets acquired. To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets. Goodwill is being amortized on a straight-line basis over five years.

    The balance of goodwill, net of amortization, at June 30, 2000, was approximately $11,011,000. The Company anticipates that the final allocation may result in the write-off of certain in-process research and development costs. Any other changes to the preliminary estimates will be reflected as an adjustment to goodwill and other identifiable tangible and intangible assets.

    IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

    The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's assessment for impairment of an asset involves estimating the future cash flows expected to

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

    The evaluation of the impairment for the "excess of purchase price over net assets acquired" at an entity level includes consideration of all operations which benefit directly from the acquired business on a net cash flows basis. Therefore, where acquired businesses have been integrated into the Company's operations, the impairment evaluation is made at the level of the Company as a whole.

    REVENUE RECOGNITION

    Revenue is recognized when the service is performed, in accordance with the terms of the contractual arrangement, persuasive evidence of an arrangement exists, the fee is fixed and determinable and collection is reasonably assured.

    The Company's principal revenues are from consulting services. The services provided are associated with customized software development, consultancy and service contracts.

    INTANGIBLE ASSETS (CAPITALIZED SOFTWARE DEVELOPMENTS COSTS)

    Costs incurred in connection with the develoment of software products that are intended for sale are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Costs incurred prior to technological feasibility being established for the product are expensed as incurred. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. Amortization commences when the product is available for general relese to customers. As of June 30, 2000, there is approximately $728,000 of capitalized costs included in the accompanying consolidated balance sheet. There has been no amortization expense recorded through June 30, 2000.

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

    Options issued to non-employees are accounted for in accordance with the fair value method under SFAS No. 123. This requires the use of an option pricing model, to determine the fair value of the option. The measurement date is the earlier of either of the following:

    - The date at which a commitment for performance is reached (a performance commitment) or

    - The date at which the counter party's performance is complete.

ACQUISITION AGREEMENTS

    On March 3, 2000, the Company offered to acquire Radical Technology Plc ("RadTech"). In connection therewith, it is expected that the Company will issue 2,563,428 shares of common stock,

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

then constituting approximately 7.7% of the Company's outstanding shares, to the stockholders of RadTech in order to acquire 100% of the issued capital stock of RadTech. On April 21, 2000 (the "first closing"), the Company began to issue shares to acquire RadTech. RadTech's financials are consolidated from the first closing date. As of June 30, 2000, the Company acquired 92% of the outstanding shares of RadTech for 2,355,948 shares of the Company's stock at an estimated average price per share of $5.00, thus allocating a purchase price for Radical Technology Plc of approximately $12,057,000. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the dates of the acquisitions. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed of approximately $11,390,000 has been assigned to goodwill at the date of acquisition. The allocation of purchase price has been based on preliminary estimates. The Company anticipates that the final allocation may result in the write off of certain in-process research and development costs. Any other changes to the preliminary estimates will be reflected as an adjustment to goodwill and to other identifiable intangibles. Results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.

    The unaudited pro forma consolidated statement of operations gives effect to the acquisition as if it had occurred at the beginning of the period:

                                                              SIX MONTHS ENDED
                                                               JUNE 30, 2000
                                                              ----------------
Pro forma:
Revenues....................................................     $   510,594
Net loss....................................................     $(2,810,403)
Basic and diluted net loss per share........................     $     (0.09)
Weighted average shares outstanding.........................      32,854,890

    The unaudited pro forma consolidated financial information does not purport to represent what the Company's financial position or results of operations would actually have been if these transactions had occurred at such dates or to project the Company's future results of operations.

    On March 24, 2000, the Company entered into an agreement to acquire Core Ventures Limited. Core Ventures Limited, a British Virgin Island Venture Capital company, is a subsidiary of Troy Limited, a Grand Cayman Corporation. The terms of the agreement include the issuance of 3,600,000 common shares of Internet Holdings, Inc. for all of the outstanding shares of Core Ventures Limited. The vendors have guaranteed that on December 15, 2000 the value of Core Ventures Limited will not be less than $25 million. The acquisition is conditional on the completion of the due diligence process. Management believe that this deal is probable.

INVESTMENTS

    On April 13, 2000 the Company made an 11% investment in Eurindia Plc, an equity management company which seeks to invest in small to medium sized Indian information technology services companies, for L400,000 (approximately $636,800). This has been reflected at cost in the accompanying consolidated balance sheet.

    On April 17, 2000 the Company made a 5% investment in Compaer AG, a supplier of online insurance for both business-to-business and business-to-consumer markets in Germany, for

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

DM2.5million (approximately $1,211,000). This has been reflected at cost in the accompanying consolidated balance sheet.

    On April 19, 2000 the Company purchased a 1% holding in Strategic Intelligence PLC-Ltd, a market research company, for cash of 441,000 Singapore dollars (approximately $262,000).

STOCKHOLDERS' EQUITY

    On January 24, 2000 Palamon (Gestion) S.A exercised its convertible loan note for $50,000 for 400,000 shares. The purpose of the loan note was to enable the Company to file all outstanding reports required by the Securities Exchange Act, and to search for suitable acquisition candidates in the Internet related fields.

    On January 28, 2000, the Company sold 10,000,000 shares of Common Stock at a price of $0.50 per share pursuant to Regulation S. The Company has agreed to register 25% of the shares under the Securities Act of 1933, as amended. In consideration for underwriting the issue in full, the underwriter received warrants to purchase up to 2,000,000 shares of Common Stock of the Company at a price of $0.50 per share. These warrants had a fair value of approximately $4,428,000 and have been reflected as an issuance cost of the shares. On
May 12, 2000, the underwriters exercised all the warrants in exchange for a payable to the Company. The receivable is reflected in stockholders equity as of June 30, 2000.

COMPREHENSIVE INCOME

    For the three months and six months ended June 30, 2000, comprehensive income is comprised of a net loss from operations and the net effect of foreign currency translation adjustments. This comprised a net loss of approximately $1,058,000 and foreign currency translation adjustment of approximately $54,000 resulting in comprehensive loss of approximately $1,112,000 for the three-month period ended June 30, 2000. This comprised a net loss of approximately $1,755,000 and foreign currency translation adjustment of approximately $54,000 resulting in comprehensive loss of approximately $1,809,000 for the six-month period ended June 30, 2000.

EMPLOYEE STOCK OPTIONS

    On May 3, 2000, the Board of Directors approved a combined incentive and nonqualified stock option plan and has reserved 2,500,000 shares of its Common Stock for issuance upon exercise of options granted under this plan. As of June 30, 2000, the Company has issued 1,268,000 options to employees. There was no compensation cost recorded related to these stock options.

SUBSEQUENT EVENTS

    On July 24, 2000, the Company completed its acquisition of Radical Technology Plc by placing the dissenting shareholders, comprising 107,086 HTTP shares, in a trust to be monitored by Radical Technology's transfer agent. The issuance of this stock will result in an additional purchase price of approximately $535,000 as an adjustment to goodwill, which will be amortized over five years.

    (9)  Recent accounting pronouncements--

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement, which was amended by the issuance of SFAS 137 and SFAS 138, is effective for the Company beginning January 1, 2001 and

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

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

                                                       HTTP TECHNOLOGY, INC.

                                                       By:  /s/ STEFAN ALLESCH-TAYLOR
                                                            -----------------------------------------
                                                            Stefan Allesch-Taylor
                                                            PRESIDENT, CEO AND DIRECTOR

June 4, 2001                                           By:  /s/ JASON FORSYTH
                                                            -----------------------------------------
                                                            Jason Forsyth
                                                            CHIEF FINANCIAL OFFICER AND DIRECTOR