Form 10QSB/A
period 2000-09-30
HTTP TECHNOLOGY INC
filed 2001-06-05
CIK 1001601

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-QSB/A-1

(MARK ONE)

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

                             46 BERKELEY SQUARE
                              LONDON, W1J 5AT
                               UNITED KINGDOM
                  (Address of principal executive offices)

                           (011) 44-20-7598-4070
                        (Issuer's telephone number)

                          INTERNET HOLDINGS, INC.
                              16 CURZON STREET
                              MAYFAIR, LONDON
                           W1Y 7FF UNITED KINGDOM
 (Former name, former address and former fiscal year, if changed since last report)

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

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes / / No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 13, 2000:
46,213,146 (post split) shares of Common Stock, par value $0.001 per share.

    Transitional Small Business Disclosure Format (check one): Yes / / No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    NOTE REGARDING AMENDMENT AND RESTATEMENT

    The Quarterly Report on Form 10-QSB of HTTP Technology, Inc., formerly known as Internet Holdings, Inc. ("HTTP" or the "Company"), for the quarter ended September 30, 2000, filed on November 16, 2000, is hereby amended and restated in its entirety. The amendment and restatement is necessary to reflect:

        1. The accounting treatment for the issuance of stock to a service provider in December 1999, which is described in more detail in Footnote 1 to the consolidated financial statements included in the Company's Form 10-KSB/A-1 filed on April 17, 2001,

        2. The accounting treatment of shares issued to a service provider in connection with the issuance of shares to a third party. See footnote 1 of the unaudited consolidated financial statements included in the Company's Form 10-QSB/A-1 for the quarter ended March 31, 2000 filed on May 15, 2001 for more details.

        3. The valuation of common shares issued in conjunction with the HTTP Software plc (formerly Radtech) acquisition. These were originally valued based on management's best estimate of fair value which included a 25% discount from the market price due to lack of marketability, which is described in more detail in footnote 1 to the accompanying unaudited financial statements included in this Report.

        4. To reflect the issuance of common stock related to the purchase of Core Ventures during the quarter. The shares issued in conjunction with the acquisition were recorded based on the guarantee provided under the transaction. EITF 99-12 requires that the shares be recorded based on the market price of the securities over a reasonable period of time before and after the two companies have reached agreement on the purchase price and the proposed transaction is announced. The application of EITF 99-12 results in a revision of the price per share from $6.94 to $5.66 and a decrease in the aggregate purchase price of $4,635,569.

    As a result of these adjustments, as of September 30, 2000, total assets were revised from $38,219,067 to $36,158,409, total stockholders' equity was revised from $38,644,013 to $35,584,169, total operating loss was revised from $2,311,243 to $2,783,628 for the three month period ended September 30, 2000 and from $3,457,449 to $4,697,669 for the nine-month period ended September 30, 2000, net loss was revised from $2,174,212 to $2,646,598 for the three-month period ended September 30, 2000 and $3,161,043 to $4,401,263 for the nine-month period ended September 30, 2000 and the basic/ diluted loss per share was revised from $0.06 to $0.07 for the three-month period ended September 30, 2000 and from $0.09 to $0.13 for the nine-month period ended September 30, 2000.

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

BUSINESS STRATEGY

    The Company builds and markets its own software and network enabling products. In addition, it has a venture capital division. HTTP's strategy is to exploit its products through alliances and joint ventures with other organizations. These may come from the collaboration network of our portfolio companies or from separate ventures with third parties.

    HTTP's investment division has a clear emphasis on capital growth, balance sheet strength and the use of its operating subsidiaries to create cash flow. The investments made by HTTP provide strong net assets and it is the intention of HTTP to use these assets to provide additional funding to invest in product development.

    Radical Technology PLC, subsequently renamed HTTP Software, Plc ("Software")), a wholly owned subsidiary of the Company, was acquired in April 2000. Software is now fully integrated into the

Company's operations and provides consistent revenue from product sales. Software has developed an advanced systems integration business with existing blue-chip clients. Current Software clients include British Telecom, Ericsson, Texaco, Eidos Interactive, and Computer Cab.

    HTTP also acquired a technology investment company in a stock acquisition. Core Ventures Limited ("Core"), a British Virgin Island company, which holds a number of investments and is part of a strategic alliance with Red Cube AG, was acquired in September 2000.

RESULTS OF OPERATIONS

    QUARTER ENDED SEPTEMBER 30, 2000

    The Company commenced operations under the current management on October 18, 1999. As such, there is no comparable data for the quarter ended September 30, 1999. The Company has relied heavily upon proceeds from the sale of its securities to fund its operations.

    The Company experienced a loss for the quarter ended September 30, 2000 of approximately ($2,647,000). Revenue for the period was approximately $21,000 derived primarily from customized computer software consulting associated with Software.

    Selling, general and administrative expenses for the quarter ended September 30, 2000 were approximately $1,797,000. The major components of these expenses were professional fees of approximately $622,000, directors' remuneration of approximately $103,000 and public relations and marketing of approximately $161,000. The professional fees consisted primarily of non-cash consulting charges of $346,000 associated with a consulting contract entered into in December 1999. The Company incurred amortization expenses relating to goodwill of approximately $965,000, which resulted from the Company's acquisition of Software. During the quarter, approximately $1,051,000 of software development costs were written off, of which $421,000 was associated with software development costs capitalized from the acquisition of Software and $630,000 was associated with software development costs capitalized since the acquisition of Software, based on the Company's assessment of the net realizable value of the products with which these costs were associated. The write off of software development costs capitalized since the acquisition of Software are accounted for within the respective selling, general and administrative costs captions associated with the development of the software products. The software development costs were written off because the Company altered the strategic direction of Software to focus its resources on other projects, particularly the development of other software associated with a potential acquisition. Therefore, the software development costs written off were written down to an assessed net realizable value of zero.

    The number of employees on September 30, 2000 was 43, an increase from 3 as of the end of Fiscal 1999.

    On September 20, 2000, the Company acquired all of the capital stock of Core Ventures Ltd., a corporation organized under the laws of the British Virgin Islands ("Core"). Under the terms of the agreement, the Company issued 3,600,000 shares of the Company's Common Stock, par value $.001 per share, of which 3,040,000 were issued to Muca Group Ltd., for 100% of the outstanding shares of Core. Dr. Alexander Nill, a director of the Company, is the sole shareholder of Muca Group, Ltd. As part of the consideration for the issuance of shares, Dr. Nill has guaranteed the value of Core, to be determined by an independent appraisal on December 15, 2000, to be not less than $25 million. In the event the net assets are lower than $25 million, Dr. Nill will pay the difference in cash or marketable securities.

    NINE MONTHS ENDED SEPTEMBER 30, 2000

    The Company's loss for the nine months ended September 30, 2000 was approximately ($4,401,000). Operating revenue for the nine months ended September 30, 2000 was approximately $225,000.

    Selling, general and administrative expenses for the nine months ended September 30, 2000 were approximately $3,535,000. Such expenses were primarily comprised of approximately $1,666,000 for professional fees, directors' remuneration of approximately $238,000 and public relations and marketing of approximately $261,000. The professional fees consisted primarily of non-cash consulting charges of approximately $1,039,000 associated with a consulting contract entered into in December 1999. During the quarter, approximately $1,051,000 of software development costs were written off, of which approximately $421,000 was associated with software development costs capitalized from the acquisition of Software and approximately $630,000 was associated with software development costs capitalized since the acquisition of Software, based on the Company's assessment of the net realizable value of the products with which these costs were associated. The write off of software development costs capitalized since the acquisition of Software are accounted for within the respective selling, general and administrative costs captions associated with the development of the software products. The software development costs were written off because the Company altered the strategic direction of Software to focus its resources on other projects, particularly the development of other software associated with a potential acquisition. Therefore, the software development costs written off were written down to an assessed net realizable value of zero.

LIQUIDITY AND CAPITAL RESOURCES

    For the nine months ended September 30, 2000, the Company used cash of approximately $1,918,000 in operations. Cash used in operations before changes in working capital items was approximately $1,993,000.

    Net cash used in investing activities was approximately $2,538,000 for the nine months ended September 30, 2000. This was comprised of costs incurred in acquiring fixed assets and investments in the following companies:

    - An 11% investment in Eurindia Plc, and equity management company which seeks to invest in small to medium sized Indian information technology service companies, for 400,000 pounds sterling (approximately $636,800).

    - A 5% investment in Compaer AG, a supplier of online insurance for business-to-business and business-to-consumer markets in Germany for DM2.5 million (approximately $1,211,000).

    - A 1% investment in Strategic Intelligence PLC-Ltd., a market research company, for cash of 441,000 Singapore dollars (approximately $262,000).

Net cash provided by financing activities totaled approximately $5,049,000 during the nine months ended September 30, 2000, primarily as a result of the sale, pursuant to Regulation S of the Securities Act, of 10,000,000 shares of Common Stock at a price of $0.50 per share. The Company has agreed to register 25% of the shares. In consideration for underwriting the issue in full, the underwriter received warrants to purchase up to 2,000,000 shares of the Company's Common Stock at an exercise price of $0.50 per share. These warrants had a fair value of approximately $4,428,000 and have been reflected as an issuance cost of the shares. On May 12, 2000, the underwriter exercised all of the warrants for $1,000,000.

    At September 30, 2000 and December 31, 1999, the Company had current assets of approximately $11,240,000 and $2,088,000, respectively. At September 30, 2000 and December 31, 1999 the Company had cash and cash equivalents of approximately $1,025,000 and $506,000, respectively. At September 30,

2000 and December 31, 1999, the Company had other receivables of approximately $9,479,000 and $1,000, respectively. The other receivables as of September 30, 2000 were primarily comprised of approximately $9,368,000 that represents part of the guaranteed value of Core's net assets.

    As of September 30, 2000, the Company had investments of approximately $13,730,000. The largest investment was in Red Cube AG for approximately $11,016,000, a leading voice-over IP company located in Switzerland. The Company valued this investment based on a recent rights issue by Red Cube AG, at 120 Swiss Francs, approximately $68, per share.

    As of September 30, 2000, the Company had goodwill of approximately $10,620,000. The goodwill was associated with the acquisition of Software and is based on a purchase price of $5.00 per share. The purchase price is an estimate and the Company has obtained an appraiser to provide an opinion as to the value of this investment before year-end. The Company's policy is to amortize goodwill over five years.

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

RECENT DEVELOPMENTS

    On October 5, 2000, the Company executed a Purchase and Sale Agreement to acquire 100% of Ferman's outstanding stock for 5,100,000 shares of the Company's Common Stock. Subsequently, after undertaking further due diligence, the Company determined that the conditions to closing had not been fulfilled, and accordingly, the Company decided not to proceed with the transaction. The Company never assumed management control of Ferman and no consideration was exchanged.

    On October 12, 2000, the Company changed its name from Internet Holdings, Inc. to HTTP Technology, Inc. This change was approved by the stockholders of the Company at the Company's Annual Meeting held on October 10, 2000.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

    None.

ITEM 2. CHANGES IN SECURITIES

    (a) None.

    (b) None.

    (c) On September 20, 2000, the Company acquired all of the capital stock of Core Ventures Limited, a corporation organized under the laws of the British Virgin Islands ("Core"). The Company paid the purchase price by issuing to the stockholders of Core an aggregate of 3,600,000 shares (the "Shares") of the Company's Common Stock. The Company issued the Shares in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       EXHIBIT
---------------------
10.1                    Stock Purchase Agreement by and between Internet Holdings,
                        Inc. and Troy, Ltd. dated September 7, 2000 (1)

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

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
       AS OF AND FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000

Consolidated Balance Sheets as of September 30, 2000
  (Unaudited) and December 31, 1999 (Audited)...............     F-2

Consolidated Statements of Operations for the three months
  ended September 30, 2000 (Unaudited), and the nine months
  ended September 30, 2000 (Unaudited),.....................     F-3

Consolidated Statement of Cash Flows for the nine months
  ended September 30, 2000 (Unaudited)......................     F-4

Notes to Consolidated Financial Statements..................     F-5

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)     (AUDITED)
                           ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................   $ 1,025,387     $  506,149
  Accounts receivable.......................................       179,127             --
  Other receivables.........................................     9,479,199          1,474
  Prepaid expenses..........................................       523,834      1,580,055
  Unbilled services.........................................        32,796             --
                                                               -----------     ----------

      Total current assets..................................    11,240,343      2,087,678

FIXED ASSETS, at cost, net of accumulated depreciation of
  $46,404...................................................       333,076             --

INVESTMENTS.................................................    13,730,250        666,406

GOODWILL....................................................    10,620,242             --

SECURITY DEPOSITS...........................................       217,126             --

MINORITY INTEREST...........................................        17,372             --
                                                               -----------     ----------

                                                               $36,158,409     $2,754,084
                                                               ===========     ==========
                      LIABILITIES AND
                    STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................   $   363,852     $       --
  Accrued expenses..........................................       210,388         85,591
                                                               -----------     ----------

      Total current liabilities.............................       574,240         85,591

CONVERTIBLE NOTE............................................            --         50,000
                                                               -----------     ----------

      Total liabilities.....................................       574,240        135,591
                                                               -----------     ----------

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 41,113,146 and 22,718,940 shares issued and
    outstanding, respectively...............................        41,112         22,718
  Additional paid-in capital................................    40,918,070      2,626,003
  Stock subscription receivable.............................    (1,000,000)            --
  Accumulated other comprehensive loss......................       (73,918)            --
  Accumulated deficit.......................................    (4,301,095)       (30,228)
                                                               -----------     ----------

      Total stockholders' equity............................    35,584,169      2,618,493
                                                               -----------     ----------
                                                               $36,158,409     $2,754,084
                                                               ===========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 NINE MONTHS          THREE MONTHS
                                                                    ENDED                ENDED
                                                              SEPTEMBER 30, 2000   SEPTEMBER 30, 2000
                                                              ------------------   ------------------
REVENUES....................................................      $   224,545          $    20,667

EXPENSES:
    Selling, general and administrative charges.............        3,535,269            1,797,025
    Expensed software development costs written off.........          421,469              421,469
    Amortization of goodwill................................          965,476              585,801
                                                                  -----------          -----------
                                                                    4,922,214            2,804,295

    Operating loss..........................................       (4,697,669)          (2,783,628)

OTHER INCOME:
    Interest and other income...............................          102,038               25,104
    Net foreign exchange gains..............................          130,177               40,557
                                                                  -----------          -----------
                                                                      232,215               65,661

Net loss before minority loss...............................       (4,465,454)          (2,717,967)

MINORITY INTEREST...........................................           64,191               71,369
                                                                  -----------          -----------
    Net loss................................................      $(4,401,263)         $(2,646,598)
                                                                  ===========          ===========

PER SHARE DATA:
    Basic and diluted loss per share........................      $     (0.13)         $     (0.07)
                                                                  ===========          ===========

    Weighted average number of common shares outstanding....       34,555,962           37,921,125
                                                                  ===========          ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                 NINE MONTHS
                                                                    ENDED
                                                              SEPTEMBER 30, 2000
                                                              ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................      $(4,401,263)
Adjustments to reconcile net loss to net cash used in
  operating activities
  Depreciation..............................................           46,404
  Expensed software development costs written off...........          421,469
  Amortization of goodwill..................................          965,476
  Non-cash consulting expenses..............................        1,039,208
  Minority Interest.........................................          (64,191)
Changes in operating assets and liabilities, net of effects
  from acquisitions of businesses
  Decrease in accounts receivable...........................          201,624
  Increase in other receivables.............................         (109,495)
  Decrease in prepaid expenses..............................           17,013
  Increase in unbilled services.............................            2,055
  Increase in security deposits.............................         (217,126)
  Increase in accounts payable..............................           56,240
  Increase in accrued expenses..............................          124,797
                                                                  -----------

    Net cash used in operating activities...................       (1,917,789)
                                                                  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets....................................         (334,286)
Capitalized software development............................           37,960
Purchase of investments.....................................       (2,242,109)
                                                                  -----------

    Net cash used in investing activities...................       (2,538,435)
                                                                  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of option..........................................          130,396
Shares issued for cash......................................        4,918,984
                                                                  -----------

    Net cash provided by financing activities...............        5,049,380
                                                                  -----------

Effect of exchange rates on cash and cash equivalents.......          (73,918)

NET INCREASE IN CASH AND CASH EQUIVALENTS...................      $   519,238
                                                                  -----------

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD................          506,149
                                                                  -----------
CASH & CASH EQUIVALENTS, END OF PERIOD......................      $ 1,025,387
                                                                  ===========

Cash paid for Income Taxes..................................      $     8,000

NON CASH FINANCING ACTIVITIES
Issuance of shares for acquisition..........................      $32,335,461
Issuance of shares for convertible loan note................           50,000
Common stock subscribed.....................................        1,000,000
Stock issuance costs paid in warrants.......................        4,428,000

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) RESTATEMENT OF PREVIOUSLY REPORTED RESULTS

    HTTP Technology, Inc's (formerly Internet Holdings, Inc.) previously filed Form 10-QSB report dated November 16, 2000 for the quarter ended September 30, 2000 is hereby amended and restated in its entirety. The amendment and restatement is necessary to reflect:

        1. The accounting treatment for the issuance of stock to a service provider in December 1999, which is described in more detail in Footnote 1 to the consolidated financial statements included in the Company's Form 10-KSB/A-1 filed on April 17, 2001,

        2. The accounting treatment of shares issued to a service provider in connection with the issuance of shares to a third party. See footnote 1 of the unaudited consolidated financial statements included in the Company's Form 10-QSB/A-1 for the quarter ended March 31, 2000 filed on May 15, 2001 for more details.

        3. The valuation of common shares issued in conjunction with the acquisition of HTTP Software. These were originally valued based on management's best estimate of fair value which included a 25% discount from the market price due to lack of marketability. EITF 99-12 requires that the shares be recorded based on the market price of the securities over a reasonable period of time before and after the two companies have reached agreement on the purchase price and the proposed transaction is announced. The application of EITF 99-12 results in a revision of the price per share from $4.10 to $5.00. As a result of this adjustment, as of September 30, 2000, the purchase price for HTTP Software was revised from $10,093,482 to $12,248,267.

        4. To reflect the issuance of common stock related to the purchase of Core Ventures during the quarter. The shares issued in conjunction with the acquisition were recorded based on the guarantee provided under the transaction. EITF 99-12 requires that the shares be recorded based on the market price of the securities over a reasonable period of time before and after the two companies have reached agreement on the purchase price and the proposed transaction is announced. The application of EITF 99-12 results in a revision of the price per share from $6.94 to $5.66 and a decrease in the aggregate purchase price of $4,635,569.

    As a result of these adjustments, as of September 30, 2000, total assets were revised from $38,219,067 to $36,158,409, total stockholders' equity was revised from $38,644,013 to $35,584,169, total operating loss was revised from $2,311,243 to $2,783,628 for the three-month period ended September 30, 2000 and from $3,457,449 to $4,697,669 for the nine-month period ended September 30, 2000, net loss was revised from $2,174,212 to $2,646,598 for the three-month period ended September 30, 2000 and $3,161,043 to $4,401,263 for the nine-month period ended September 30, 2000 and the basic/ diluted loss per share was revised from $0.06 to $0.07 for the three-month period ended September 30, 2000 and from $0.09 to $0.13 for the nine-month period ended September 30, 2000.

(2) BASIS OF PRESENTATION

    The results of operations presented for the nine months and quarter ended September 30, 2000, are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

(3) SIGNIFICANT ACCOUNTING POLICIES

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

    The balance of goodwill, net of amortization, at September 30, 2000, was approximately $10,620,000. The Company anticipates that the final allocation may result in the write-off of certain in-process research and development costs. Any other changes to the preliminary estimates will be reflected as an adjustment to goodwill and other identifiable tangible and intangible assets.

    IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

    The Company evaluates the carrying value of long-lived assets, including identifiable intangibles and goodwill, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is assessed by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally determined based on discounted cash flows.

    REVENUE RECOGNITION

    Revenue is recognized as services are performed, in accordance with the terms of the contractual arrangement, where persuasive evidence of an arrangement exists, the fee is fixed and determinable and collection is reasonably assured.

    The Company's principal revenues relate to software product consulting and support services.

    RESEARCH AND DEVELOPMENT

    Costs incurred in connection with the development of software products that are intended for sale are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Costs incurred prior to technological feasibility being established for the product are expensed as incurred. Technological feasibility is established upon completion of a detailed program design or, in its absence, completion of a working model. Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. Amortization commences when the product is available for general release to customers.

    During the quarter, approximately $1,051,000 of software development costs were written off, of which $421,000 was associated with software development costs capitalized from the acquisition of Software and $630,000 was associated with software development costs capitalized since the acquisition of Software, based on the Company's assessment of the net realizable value of the products with which these costs were associated. The write off of software development costs capitalized since the acquisition of Software are accounted for within the related selling, general and administrative costs captions associated with the development of the software products. The software development costs were written off because the Company altered the strategic direction of Software to focus its resources on other projects, particularly the development of other software associated with a potential acquisition. Therefore, the software development costs written off were written down to an assessed net realizable value of zero.

    STOCK OPTIONS

    The Company accounts for stock options under the provisions of Accounting Principles Board Opinion ("APB") No. 25. Where options are issued to acquire a fixed number of shares with a fined exercise price the intrinsic value measured at the grant date is amortized over the vesting period of the options.

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

(4) ACQUISITION AGREEMENTS

    On March 3, 2000, the Company offered to acquire HTTP Software Plc (formerly Radical Technology Plc "RadTech"). In connection therewith, it is expected that the Company will issue 2,563,428 shares of common stock, then constituting approximately 7.7% of the Company's outstanding shares, to the stockholders of RadTech in order to acquire 100% of the issued capital stock of RadTech. On April 21, 2000 (the "first closing"), the Company began to issue shares to acquire RadTech. RadTech's financials are consolidated from the first closing date. As of September 30, 2000, the Company acquired 92% of the outstanding shares of RadTech for 2,355,948 shares of the Company's stock at an estimated average price per share of $5.00, resulting a total purchase price for Radical Technology Plc of approximately $12,248,000. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the dates of the acquisitions. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed of approximately $11,586,000 has been assigned to goodwill at the date of acquisition. The allocation of purchase price has been based on preliminary estimates. The Company anticipates that the final allocation may result in the write off of certain in-process research and development costs. Any other changes to the preliminary estimates will be reflected as an adjustment to goodwill and to other identifiable intangibles. Results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.

    On March 24, 2000 the Company entered into an agreement to acquire Core Ventures Limited ("Core"), a British Virgin Island venture capital company. The Company completed this transaction on September 20, 2000. Under the terms of the agreement, the Company issued 3,600,000 shares of the Company's Common Stock of which 3,040,000 were issued to Muca Group Ltd., for 100% of the outstanding shares of Core. Dr. Alexander Nill, a director of the Company, is the sole shareholder of Muca Group, Ltd. As part of the consideration for the issuance of shares, Dr. Nill has guaranteed the value of Core, to be determined by an independent appraisal on December 15, 2000, to be not less than $25 million. In the event the net assets are lower than $25 million, Dr. Nill will pay the difference in cash or marketable securities. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the assets acquired have been recorded at their fair values as of the dates of the acquisitions. The allocation of purchase price has been based on preliminary estimates. Based on the preliminary estimate, the assets acquired are less than the guaranteed value and as result a receivable of $9,368,229 has been reflected in other receivables as of September 30, 2000. Upon the final allocation of the purchase price, if a determination is made that the investment is impaired an impairment write down will be recorded and will be offset by revenue from the exercise of the guarantee.

    On October 5, 2000, the Company entered into an agreement to acquire 100% of the outstanding stock of Ferman AG, a Swiss venture capital company ("Ferman") in exchange for an aggregate of 5,100,000 shares of the Company's Common Stock. The Company, having undertaken further due diligence, has determined that conditions to closing have not been fulfilled, and accordingly, the Company has decided not to proceed with the transaction. The Company never assumed management control and no consideration was exchanged.

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

                                                               NINE MONTHS      THREE MONTHS
                                                                  ENDED            ENDED
                                                              SEPTEMBER 30,    SEPTEMBER 30,
PRO FORMA:                                                         2000             2000
----------                                                    --------------   --------------
Revenues....................................................   $   531,261      $   181,851

Net loss....................................................   $(5,470,032)     $(3,418,979)

Basic and diluted net loss per share........................   $     (0.14)     $     (0.09)

Weighted average shares outstanding.........................    39,123,402       39,123,402

(5) INVESTMENTS

    On April 13, 2000 the Company purchased an 11% holding in Eurindia Plc, an equity management company which seeks to invest in small to medium sized Indian Information Technology services companies, for L400,000(approximately $636,800). This has been reflected at cost in the accompanying consolidated balance sheet.

    On April 17, 2000 the Company purchased a 5% holding in Compaer AG, a supplier of online insurance for both business-to-business and business-to-consumer markets in Germany, for DM2.5 million, (approximately $1,211,000). This has been reflected at cost in the accompanying consolidated balance sheet.

    On April 19, 2000 the Company purchased a 1% holding in Strategic Intelligence PLC-Ltd, a market research company, for cash of 441,000 Singapore dollars (approximately $262,000).

    On September 20, 2000, the Company acquired a less than 1% holding, plus warrants to purchase further shares (3%) in Red Cube AG through the Company's acquisition of Core Ventures. The Company valued this investment at approximately $11,016,000, based on a recent rights issue by Red Cube AG, at 120 Swiss Francs, approximately $68, per share.

(6) OTHER RECEIVABLE

    Other receivable from a vendor in the amount of approximately $9,368,000 relates to a receivable from Dr. Alexander Nill (a former director of the Company). In connection with the Company's acquisition of Core Ventures in September 2000, Dr. Nill had guaranteed the fair value of certain assets of Core Ventures. The receivable represents the fair value of 3,600,000 shares issued as consideration for the acquisition ($20,364,000) less an estimated fair value of the assets of Core Ventures, approximately $11,016,000.

(7) STOCKHOLDERS' EQUITY

    On January 24, 2000, Palamon (Gestion) S.A. exercised its loan note for $50,000 for 400,000 shares. The purpose of the loan note was to enable the Company to file all outstanding reports required by the Securities Exchange Act, and to search for suitable acquisition candidates in the Internet related fields.

    On January 28, 2000, the Company sold 10,000,000 shares of common stock at a price of $0.50 per share pursuant to Regulation S. The Company has agreed to register 25% of the shares under the

Securities Act of 1933, as amended. In consideration for underwriting the issue in full, the underwriter received warrants to purchase up to 2,000,000 shares of the Company's Common Stock at a price of $0.50 per share. These warrants had a fair value of approximately $4,428,000 and have been reflected as an issuance cost of the shares. On May 12, 2000, the underwriters exercised all the warrants in exchange for a payable to the Company.

(8) COMPREHENSIVE INCOME

    As of September 30, 2000, and for the nine months and quarter then ended comprehensive income is comprised of a net loss from operations and the net effect of foreign currency translation adjustments. This comprised a net loss of approximately $4,401,000 and $2,647,000 and foreign currency translation adjustments of approximately $74,000 and $19,000, resulting in comprehensive loss of approximately $4,475,000 and $2,666,000, respectively.

(9) NEW ACCOUNTING PRONOUNCEMENTS

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

(10) SUBSEQUENT EVENTS

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

                                                       HTTP TECHNOLOGY, INC.

                                                       By:          /s/ STEFAN ALLESCH-TAYLOR
                                                            -----------------------------------------
                                                                      Stefan Allesch-Taylor
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                       By:             /s/ JASON E. FORSYTH
                                                            -----------------------------------------
                                                                         Jason E. Forsyth
                                                                     CHIEF FINANCIAL OFFICER

Date: June 4, 2001