Form 10QSB
period 2001-06-30
HTTP TECHNOLOGY INC
filed 2001-08-14
CIK 1001601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2001

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from __________ to __________

      Commission file number 0-26886

                              HTTP TECHNOLOGY, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                              13-4148725
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

               46 Berkeley Square, London, W1J 5AT, UNITED KINGDOM
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

Yes |_|  No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF AUGUST 10, 2001:
57,847,397 SHARES OF COMMON STOCK, PAR VALUE $0.001 PER SHARE.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                          PART I FINANCIAL INFORMATION

            ITEM 1. FINANCIAL STATEMENTS

            The financial statements for the Company's fiscal quarter ended June 30, 2001 are attached to this Report, commencing at page F-1.

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

            The Company is authorized to issue 100,000,000 shares of common stock, par value $0.001 per share (the "Common Stock"). On December 27, 2000, the Company's Board of

Directors approved a 2-for-1 forward split (the "Split") of the Company's Common Stock, effective February 5, 2001, payable to holders of record on January 22, 2001. Throughout this Quarterly Report, all references to a number of shares of the Company's Common Stock or the price of the Company's Common Stock have been adjusted proportionately in order to account for the Split. As of June 30, 2001, 57,843,061 shares of Common Stock were issued and outstanding.

            As of July 31, 2001, HTTP had 45 full-time employees.

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

            HTTP INSIGHTS. In December 2000, the Company acquired Nightingale Technologies Ltd. (now known as HTTP Insights Ltd.). The research and development team at Insights conceived, and continues to develop, the Company's core proprietary technologies. The Company's principal core technology is a Stochastic Perception Engine, an advanced data analysis system that processes unstructured data into meaningful outputs, enabling it to be interpreted or further manipulated by users of a specific application. Similar technologies sit at the core of many of today's major software applications. The Company's proprietary Stochastic Perception Engine is comprised of four principal data-processing capabilities: cluster analysis, statistical modeling, classification and prediction, which when uniquely combined offer unsurpassed processing speed, accuracy and comprehensiveness of results compared to existing data analysis systems.

            The Insights team is based in the Company's head office in central London, where it works closely with the Company's management in scoping, defining, planning and developing specific solutions for applications identified through the Company's strategic market research team.

            The Company seeks to commercialize the applications derived from its core technology through joint ventures and licensing agreements with established market leaders in various sectors. The Company is currently commercializing its first medical application, a high-precision software system that analyses computed tomography ("CT") medical images and identifies anomalies. The system is aimed at increasing clinical productivity by maximizing scan processing efficiencies and allowing much greater volumes of medical images to be analyzed in greater detail.

RESULTS OF OPERATIONS

            REVENUES. For the six months ended June 30, 2001 and June 30, 2000, the Company's gross revenues from operations were approximately $143,000 and $204,000, respectively. For the quarter ended June 30, 2001 ("Q2 2001") and the quarter ended June 30, 2000 ("Q2 2000"), the Company's gross revenues from operations were approximately $69,000 and $204,000, respectively. The Company's revenue was primarily derived from the Company's consulting activities provided by Software.

            Software commenced operations under the Company umbrella from April 21, 2000, the date that the acquisition thereof became unconditional. The Company's revenues for Q2 2001 primarily comprised software product consulting and support services. During the six months and quarter ended June 30, 2001, the Company had two customers who represented a significant proportion of its revenues. The customers are Commonwealth Secretariat, which accounted for approximately 45% and 13% of sales, respectively, and Texaco Ltd., which accounted for approximately 23% and 35% of sales, respectively.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's selling, general and administrative expenses for the six months and quarter ended June 30, 2001 were approximately $3,795,000 and $1,998,000, respectively, as compared to $1,738,000 and $1,035,000 for the six months and quarter ended June 30, 2000. Professional fees, including technology development and consulting services, were approximately $886,000 and $481,000 for the six months and quarter ended June 30, 2001, respectively. Also included were salaries and directors' compensation of approximately $1,040,000 and $515,000, service charges and rates for property leasing of approximately $626,000 and $350,000, and rent of approximately $293,000 and $146,000, respectively. The primary components of the increased selling, general and administrative expenses in Q2 2001 were an increase in consulting fees and an increase in rent and other property costs resulting from the larger area occupied at 46 Berkeley Square. Management expects selling, general and administrative expenses to continue at a similar level in the near future as the Company continues to devote resources to the expansion of the Company.

            DEPRECIATION AND AMORTIZATION EXPENSE. The Company had excess of purchase price over net assets acquired of approximately $10,027,000, associated with the acquisition of Software. The Company had excess of purchase price over net assets acquired of approximately $103,443,000 from its acquisition of Insights. The Company's policy is to amortize goodwill over five years. The amortization charge for the six months and quarter ended June 30, 2001 was approximately $8,635,000 and $5,614,000, respectively.

            IMPAIRMENT LOSS ON INVESTMENTS. Impairment loss on investments of $1,211,000 relates to the impairment in the carrying value of one of the Company's minority investments, Compaer AG. Based on the financial status of Compaer AG, the investment was permanently impaired, and the Company has recorded an impairment for the entire carrying value of this investment.

            IMPAIRMENT OF VENDOR GUARANTEE. Impairment of a vendor guarantee in the amount of approximately $2,910,000 relates to an impairment of the guarantee provided by Dr. Alexander Nill, a former director of the Company, as to the fair value of certain assets acquired under the Company's acquisition of Core Ventures Ltd. ("Core") in September 2000. As of June 30, 2001, Dr. Nill had placed 3,000,000 shares of the Company's Common Stock in escrow as security for the guarantee, and is proceeding to liquidate such shares in order to settle the guarantee. Subsequently, Dr. Nill placed an additional 100,000 shares of the Company's Common Stock in escrow. An agent, NYPPe LLC, was assigned by the escrow agent to dispose of 3,000,000 of these shares on behalf of Dr. Nill in a secondary private placement. The impairment of approximately $2,910,000 represents the difference between the value that may be realized by the sale of these shares and the additional shares in escrow, and the amount at which the guarantee was originally recorded of approximately $19,109,000. The Company intends to seek full payment from Dr. Nill under the guarantee. However, there can be no assurances that the Company will be successful in collecting on the guarantee. Should the assets provided in respect of the guarantee be realized for a lower amount and the Company is not successful in collecting on the guarantee, a further impairment may be incurred.

            NET LOSS AND NET LOSS PER SHARE. Net loss was approximately $16,278,000 for the six months ended June 30, 2001 compared to a net loss of approximately $1,755,000 for the six months ended June 30, 2000. Net loss was $10,432,000 for Q2 2001 compared to a net loss of approximately $1,058,000 for Q2 2000. Net loss per share for the six months ended June 30, 2001 was $0.33, based on weighted average shares outstanding of 49,920,756, compared to a net loss per share of $0.05 for the six months ended June 30, 2000, based on weighted average shares outstanding of 32,854,890. Net loss per share for Q2 2001 was $0.21, based on weighted average shares outstanding of 49,920,756, compared to a net loss per share of $0.03 for Q2 2000, based on weighted average shares outstanding of 32,854,890.

LIQUIDITY AND CAPITAL RESOURCES

            WORKING CAPITAL. At June 30, 2001, the Company had approximately $2,540,000 in current assets. Cash and cash equivalents amounted to approximately $1,934,000, and current liabilities were approximately $4,528,000. Short-term debt and other taxes payable amounted to approximately $3,250,000, which relates to a loan note assumed upon acquisition of Insights. The terms of the loan note include a provision whereby, in the event Insights ceases to be a wholly-owned subsidiary of its former parent, the lender can require full repayment within one business day of giving notice of demand. Although no such notice has been given nor is expected to be received, management has reclassified the remaining amount payable as short-term due to this demand provision and withholding tax due under the loan. At December 31, 2000, the Company had approximately $6,856,000 in current assets. Cash and cash equivalents amounted to approximately $6,231,000, and current liabilities were approximately $1,252,000. Working capital at June 30, 2001 was approximately $(1,988,000), as compared to approximately

$5,604,000 at December 31, 2000. The ratio of current assets to current liabilities was 0.6 to 1.0 at June 30, 2001, as compared to 5.5 to 1.0 at December 31, 2000.

            NET DECREASE IN CASH AND CASH EQUIVALENTS. During the six months ended June 30, 2001, the Company's cash and cash equivalents decreased by approximately $4,297,000. This decrease was primarily the result of net cash used in operations of approximately $2,936,000 and net cash used in financing activities of approximately $2,921,000. The Company received net cash of approximately $1,558,000 from investing activities.

            NET CASH USED IN OPERATIONS. The use of cash in operations of approximately $2,936,000 during the six months ended June 30, 2001 was attributable to the Company's relatively low revenues at the same time that the Company incurred significant operating costs. These significant costs included professional fees, salaries and director compensation, and service charges associated with rental property and rent, all of which resulted from the Company's commencement of operations and expansion of its infrastructure to support such operations. The Company used cash in operations for the six months ended June 30, 2000 of $657,000.

            NET CASH PROVIDED IN INVESTMENT ACTIVITIES. For the six months ended June 30, 2001, the Company had a net cash inflow from investment activities of approximately $1,558,000, as compared with a net cash outflow from investment activities of approximately $2,956,000 for the six months ended June 30, 2000. Such funds were received in the first quarter of 2001 from the sale of the Company's shareholding in MDA Group Plc.

            As this divestiture was effected through the exercise of a guarantee given by a shareholder of the Company, the excess of proceeds over book value of the investment in MDA Group Plc is reflected as a contribution to stockholders' equity for the period ended June 30, 2001. The Company has discontinued the strategy of taking minority investment stakes which was pursued during the fiscal year ended December 31, 2000. The Company does not currently have any commitments for material capital expenditures.

            NET CASH USED IN FINANCING ACTIVITIES. For the six months ended June 30, 2001, the Company had a net cash outflow from financing activities of approximately $2,921,000. At the time of the Company's acquisition of Insights in December 2000, Insights had outstanding $6,006,000 of long-term debt. This debt is part of a $10,000,000 loan that Insights owed to its parent company relating to the acquisition of patent applications for its Stochastic Perception Engine technology. The loan bears interest at 2% above LIBOR and is unsecured. The principal of the loan and accrued interest do not mature until October 5, 2003. During the six months ended June 30, 2001, the Company repaid an additional $2,756,000 of the loan principal, resulting in an outstanding balance of $3,250,000. In connection with this loan, in accordance with UK legislation, Insights was obliged to withhold tax from the payment at the UK basic rate and account for this to the UK taxation authorities on or by January 14, 2001. This obligation was not specifically envisaged in the agreement under which the patent application rights were acquired.

            Insights has received legal advice that it should deduct the appropriate amount of tax from the remaining payments to be made to the former parent company of Insights. The former parent company of Insights has not formally accepted this position, and it is therefore possible that the former parent would seek to recover any such deductions from Insights. The directors have concluded that, taking into account the legal advice received, the likelihood of a material, unprovided loss arising in respect of this matter is remote. The amount of tax to be deducted is estimated at up to $2.2 million, and this obligation has been accruing interest at the UK statutory rate from the due payment date of January 14, 2001. The directors are negotiating a rectification of the agreement under which the patent application rights were acquired with the former parent of Insights. The parties intended from the outset that the former parent company should assign to Insights all world-wide rights covered by the technology. However, the initial agreement referred only to the European patent rights (treated as a U.K. asset under U.K. tax law). Other applications have been made in the United States of America and in Japan and it is proposed that the "Rectification Agreement" should clarify that all such rights in any part of the world should have been incorporated into the original assignment. Management believes that the rectification will decrease this estimated U.K. tax obligation.

            STOCKHOLDERS' EQUITY. The Company's stockholders' equity at June 30, 2001 was approximately $104,291,000, including an accumulated deficit of approximately $24,892,000. Additional paid-in capital at June 30, 2001 was approximately $145,430,000. The increase in additional paid-in capital was primarily due to the issuance of 15,000,000 shares of Common Stock in connection with the acquisition of Insights. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair value as of the date of the acquisition. The allocation of the purchase price has been based on preliminary estimates. The Company anticipates that the final allocation may result in a write-off of certain in-process research and development costs, which may be substantial. Any other changes to the preliminary estimates will be reflected as an adjustment to goodwill and to other identifiable intangibles. The securities returned to the Company under its acquisition of Core have been valued as a stockholder receivable in connection with such acquisition and are duly endorsed over to the Company. The stockholder receivable amounted to approximately $16,275,000 as of June 30, 2001. As of June 30, 2001, the stockholder had placed 3,000,000 shares of the Company's Common Stock in escrow as security for the shareholder receivable, and is proceeding to liquidate such shares in order to settle the guarantee. Subsequently, the stockholder placed an additional 100,000 shares of the Company's Common Stock in escrow. An agent, NYPPe LLC, was assigned by the escrow agent to dispose of 3,000,000 of these shares on behalf of the stockholder in a secondary private placement. The Company's stockholders' equity was approximately $23,215,000 at December 31, 2000.

            ADDITIONAL CAPITAL. The Company may require additional capital during its fiscal year ended December 31, 2001 to implement its business strategies, including cash for (i) payment of increased operating expenses such as salaries for additional employees; and (ii) further implementation of those business strategies. Such additional capital may be raised through additional public or private financing, as well as borrowings and other resources.

            On December 15, 2000, the Company entered into an unsecured credit facility with ASIA IT Capital Investments Limited ("Asia IT"), which provides a $20,000,000 line of credit. Such line of credit originally expired on December 31, 2001, but has been extended until September 30, 2002. Interest on advances under the credit facility accrues at 2% above LIBOR. The Company can draw down on this credit facility for its financing requirements, upon approval by the Company's Board of Directors and subject to approval by Asia IT (such approval not to be unreasonably withheld). While the facility is in place, the Company is restricted by negative pledge from borrowing funds, directly or indirectly, other than through the credit facility with Asia IT, without the consent of Asia IT. The availability of the credit facility reduces PRO RATA upon the Company's sale of any of its investment assets. As of the date of this Report, the

Company has not yet drawn down any amounts under this credit facility, although the Company estimates that, before the end of the year, it will need to draw upon such credit facility in order to meet its liabilities as they come due. If, for any reason, additional financing under the ASIA IT facility should not be available, the Company would require alternative sources of financing by the end of the year. Should the Company not be able to raise financing from alternative sources, it may be incapable of continuing to trade and to meet its liabilities as they become due.

            The Company's intent is to liquidate its non-core investments as appropriate and to use the proceeds of these sales to fund continuing development and marketing of the Company's technology applications. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution to the Company's stockholders. No assurance can be given, however, that the Company will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the Company's cash requirements to implement its business strategies. If the Company is unable to access the capital markets or obtain acceptable financing (including drawdown on the Asia IT facility), its results of operations and financial conditions could be materially and adversely affected. The Company may be required to raise substantial additional funds through other means. If adequate funds are not available to the Company, it may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of its technologies or products that the Company would not otherwise relinquish. While the Company has begun to receive commercial revenues, there can be no assurances that its existing commercial agreements will provide adequate cash to sustain its operations. If the Company decides to expand its business faster, or to geographic areas outside of Europe during the next twelve months, it may need to raise further capital.

NEW ACCOUNTING PRONOUNCEMENTS. In June 2001, the Financial Accounting Standards Board authorised the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 141 requires intangible assets to be recognised if they arise from contractual or legal rights or are "separable", i.e., it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged. As a result, it is likely that more intangible assets will be recognised under SFAS No. 141 than its predecessor, APB Opinion No.16 although in some instances previously recognised intangibles will be subsumed into goodwill.

            Under SFAS No. 142, goodwill will no longer be amortised over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed

                            PART II OTHER INFORMATION

            ITEM 1. LEGAL PROCEEDINGS

            None.

            ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

            (a) None.

            (b) None.

            (c) None.

            (d) Not applicable.

            ITEM 3. DEFAULTS UPON SENIOR SECURITIES

            None.

            ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

            ITEM 5. OTHER INFORMATION

            On July 9, 2001, the Company entered into a Rescission Agreement (the "Rescission Agreement") relating to the Purchase and Sale Agreement dated October 5, 2000, by and among the Company and the shareholders of Ferman, AG ("Ferman"). The Company had contracted to purchase all of the outstanding stock of Ferman from the selling shareholders. Subsequently, after undertaking further due diligence, the Company determined that the conditions to closing had not been fulfilled. The Rescission Agreement completed the unwinding of the purchase and sale.

            ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            EXHIBITS

            None.

            REPORTS ON FORM 8-K

            Amended Current Report on Form 8-K, filed June 25, 2001, including the financial statements of Radical Technology, Plc, the acquisition of which was originally reported in a Current Report on Form 8-K, filed May 23, 2000.

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2001

Consolidated Balance Sheets as of June 30, 2001 (Unaudited)
and December 31, 2000 ............................................   F-2

Consolidated Statements of Operations for the Three Months Ended
June 30, 2001 (Unaudited) and the Three Months Ended
June 30, 2000 (Unaudited) ........................................   F-3

Consolidated Statements of Operations for the Six Months Ended
June 30, 2001 (Unaudited) and the Six Months Ended
June 30, 2000 (Unaudited) ........................................   F-4

Consolidated Statement of Cash Flows for the Six Months Ended
June 30, 2001 (Unaudited) and Six Months Ended
June 30, 2000 (Unaudited) ........................................   F-5

Notes to Consolidated Financial Statements .......................   F-6 to F-12

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                            June 30, 2001   December 31, 2000
                                                             (unaudited)
                                                            --------------  -----------------
                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                $   1,934,391    $   6,231,136
   Accounts receivable, net                                       169,647          116,771
   Prepaid expenses                                               137,337          287,862
   Value-added tax receivable                                     227,819          159,032
   Other current assets                                            70,627           61,564
                                                            -------------    -------------
        Total current assets                                    2,539,821        6,856,365

PROPERTY AND EQUIPMENT, at cost, net of accumulated
   depreciation of $202,746 and $110,698, respectively            396,461          399,744

INVESTMENTS, at cost                                            1,900,241        3,803,733

SECURITY DEPOSITS                                                  46,022          244,579

INTANGIBLE ASSET, at cost, net of accumulated
   depreciation of $228,660 and $143,035,
   respectively                                                   356,882          443,382

EXCESS OF PURCHASE PRICE OVER NET ASSETS
   ACQUIRED, net of accumulated amortization of
   $9,894,447 and $1,259,871, respectively                    103,575,536       18,736,151

OTHER NON-CURRENT ASSETS                                           24,188           12,731
                                                            -------------    -------------
        Total assets                                        $ 108,839,151    $  30,496,685
                                                            =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                         $     656,343    $     666,827
   Accrued expenses                                               405,488          169,026
   Accrued professional expenses                                  200,052          237,176
   Bank overdraft                                                  15,636          179,018
   Short-term debt and other taxes payable (See Note 5)         3,250,000               --
                                                            -------------    -------------

        Total current liabilities                               4,527,519        1,252,047

CAPITALIZED LEASE                                                  21,099           23,843

LONG-TERM DEBT (See Note 5)                                            --        6,006,025
                                                            -------------    -------------

        Total liabilities                                       4,548,618        7,281,915
                                                            -------------    -------------

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value, 100,000,000 shares
   authorized, 57,843,062 and 42,748,270 shares issued
   and outstanding, respectively                                   57,843           42,747
   Additional paid-in capital                                 145,430,163       50,914,680
   Vendor guarantee                                           (16,275,000)     (19,109,330)
   Accumulated other comprehensive income                         (30,761)         (19,416)
   Accumulated deficit                                        (24,891,712)      (8,613,911)
                                                            -------------    -------------

        Total stockholders' equity                            104,290,533       23,214,770
                                                            -------------    -------------
                                                            $ 108,839,151    $  30,496,685
                                                            =============    =============

            The accompanying notes are an integral part of these consolidated financial statements.

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months        Three Months
                                                            Ended              Ended
                                                        June 30, 2001       June 30, 2000
                                                         (unaudited)         (unaudited)
                                                       --------------      --------------

REVENUES                                               $      68,658       $     203,878

EXPENSES:
      Selling, general and administrative charges          1,997,814           1,035,596
      Amortization of goodwill                             5,614,386             379,675
      Impairment of vendor guarantee (See Note 8)          2,909,544                  --
                                                       -------------       -------------
                                                          10,521,744           1,415,271

          Operating loss                                 (10,453,086)         (1,211,393)

OTHER INCOME:
      Interest and other income                               71,160              73,570
      Net foreign exchange gains/(losses)                    (51,329)             86,913
                                                       -------------       -------------
                                                              19,831             160,483

Net loss before minority interest                        (10,433,255)         (1,050,910)

MINORITY INTEREST                                              1,041              (7,179)

                                                       -------------       -------------
          Net loss                                     $ (10,432,214)      $  (1,058,089)
                                                       =============       =============

PER SHARE DATA:
      Basic and diluted loss per share                 $       (0.21)      $       (0.03)
                                                       =============       =============

      Weighted average number of common
          shares outstanding                              49,920,756          32,854,890
                                                       =============       =============

  The accompanying notes are an integral part of these consolidated financial statements.

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Six Months       Six Months
                                                         Ended            Ended
                                                     June 30, 2001    June 30, 2000
                                                      (unaudited)      (unaudited)
                                                    --------------   --------------

REVENUES                                            $     142,565    $     203,878

EXPENSES:
      Selling, general and administrative charges       3,794,869        1,738,244
      Impairment of investment                          1,211,246               --
      Amortization of goodwill                          8,634,576          379,675
      Impairment of vendor guarantee (See Note 8)       2,909,544               --
                                                    -------------    -------------
                                                       16,550,235        2,117,919

          Operating loss                              (16,407,670)      (1,914,041)

OTHER INCOME:
      Interest and other income                           138,625           76,935
      Net foreign exchange gains/(losses)                 (11,472)          89,619
                                                    -------------    -------------
                                                          127,153          166,554

Net loss before minority interest                     (16,280,517)      (1,747,487)

MINORITY INTEREST                                           2,716           (7,179)
                                                    -------------    -------------
          Net loss                                  $ (16,277,801)   $  (1,754,666)
                                                    =============    =============

PER SHARE DATA:
      Basic and diluted loss per share              $       (0.33)   $       (0.05)
                                                    =============    =============

      Weighted average number of common
          shares outstanding                           49,920,756       32,854,890
                                                    =============    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                    Six Months       Six Months
                                                                       Ended            Ended
                                                                   June 30, 2001    June 30, 2000
                                                                    (unaudited)      (unaudited)
                                                                   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $ (16,277,801)   $  (1,754,666)
Adjustments to reconcile net loss to net cash
   used in operating activities
     Depreciation and amortization of other intangibles                  177,673           24,049
     Amortization of goodwill                                          8,634,576          379,675
     Provision for doubtful accounts                                       4,538               --
     Write down of investment                                          1,211,246               --
     Non cash consulting expense                                              --          692,805
     Impairment of vendor guarantee                                    2,909,544               --
     Minority interest in net earnings of subsidiary                      (2,716)           7,179
Changes in operating assets and liabilities, net of effects from acquisitions of businesses
     Increase in accounts receivable                                     (52,876)         (29,758)
     Decrease in prepaid expenses                                        150,525           90,892
     Increase in VAT receivable                                          (68,789)         (47,643)
     Increase in other assets                                             (9,064)         (35,001)
     Decrease (increase) in security deposits                            198,557         (222,384)
     Increase (decrease) in accounts payable                             (10,484)         108,022
     Increase in accrued expenses                                        236,462          129,832
     Decrease in accrued professional expenses                           (37,124)              --
                                                                   -------------    -------------
        Net cash used in operating activities                         (2,935,733)        (656,998)
                                                                   -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                                 (96,376)        (441,758)
Capitalized software development costs                                    (5,527)        (257,282)
Sale (purchase) of investments                                         1,660,000       (2,256,877)
                                                                   -------------    -------------
        Net cash provided by (used in) investing activities            1,558,097       (2,955,917)
                                                                   -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Capitalized lease payments                                                (1,264)              --
Decrease in bank overdraft                                              (163,382)              --
Repayment of long-term debt                                           (2,756,025)              --
Shares issued for cash                                                        --        5,000,000
                                                                   -------------    -------------
        Net cash provided by (used in) financing activities           (2,920,671)       5,000,000
                                                                   -------------    -------------

Effects of exchange rates on cash and cash equivalent                      1,562          (54,437)

NET INCREASE (DECREASE) IN CASH                                       (4,296,745)       1,332,648
                                                                   =============    =============

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                           6,231,136          506,149
                                                                   -------------    -------------

CASH & CASH EQUIVALENTS, END OF PERIOD                             $   1,934,391    $   1,838,797
                                                                   =============    =============

NON CASH FINANCING ACTIVITIES
Issuance of shares associated with acquisitions (See Note 7)       $  93,473,960    $   9,659,387
Issuance of share options                                          $     227,840               --
Issuance of shares for convertible loan note                                  --           50,000
Stock issuance costs paid in warrants                                         --        4,428,000
Common stock subscribed                                                       --        1,000,000

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

            The results of operations presented for the three months and six months ended June 30, 2001, are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

(3) COMPANY FINANCING

            As of June 30, 2001, the total current liabilities of the Company exceeded its total current assets. The directors have considered the application of the going concern basis of accounting and believe that for the foreseeable future the Company will have adequate resources to meet liabilities as they fall due. In making this assessment, the directors have considered, in particular, a credit facility which is discussed below.

            On December 15, 2000, the Company entered into an unsecured credit facility with Asia IT Capital Investments Limited ("Asia IT"), which provides a $20,000,000 line of credit. Such line of credit originally expired on December 31, 2001, but has been extended until September 30, 2002. Interest on advances under the credit facility accrues at 2% above LIBOR. The Company can draw down on this credit facility for its financing requirements, upon approval by the Company's Board of Directors and subject to approval by Asia IT (such approval not to be unreasonably withheld). While the facility is in place, the Company is restricted by negative pledge from borrowing funds, directly or indirectly, other than through the credit facility with Asia IT, without the consent of Asia IT. The availability of the credit facility reduces upon the Company's sale of any of its investment assets. As of June 30, 2001, the Company has not yet drawn down any amounts under this credit facility, although the Company estimates that, before the end of the year it will need to draw upon such credit facility in order to meet its liabilities as they come due. If, for any reason, additional financing under the Asia IT facility should not be available, the Company would require alternative sources of financing by the end of the year. Should the Company not be able to raise financing from alternative sources, it may be incapable of continuing to trade and to meet its liabilities as they become due.

(4) INVESTMENTS

            The Company accounts for its investments in non-marketable securities under the cost method of accounting, as it owns less than a 20% interest in each of the companies which comprise the investments.

            On April 17, 2000 the Company purchased a 5% holding in Compaer AG, a supplier of online insurance for both business-to-business and business-to-customer markets in Germany for cash of DM2.5 million (approximately $1,211,000). Based on information received during Q2 2001 regarding the financial status of Compaer AG, management concluded that the value of the investment was permanently impaired, and the Company has recorded an impairment write-down equivalent to the entire carrying value of this investment.

            On March 23, 2001, the Company sold its interest in MDA Group plc to STG Holdings plc. See Note 6.

(5) SHORT-TERM DEBT AND OTHER TAXES PAYABLE

            The Company acquired Insights in December 2000. At the time of such acquisition, Insights had outstanding $6,006,000 of long-term debt. This debt is part of the original loan of $10,000,000 that Insights owed to its parent company relating to the acquisition of patent applications for its Stochastic Perception Engine technology. The loan bears interest at 2% about LIBOR and is unsecured. The principal of the loan and accrued interest does not mature until October 5, 2003. As of June 30, 2001, the balance of this loan was $3,250,000. Interest accrues on the loan on a day to day basis and is payable when the loan is redeemed. The terms of the loan note include a provision whereby, in the event Insights ceases to be a wholly-owned subsidiary of its former parent, the lender can require full repayment within one business day of giving notice of demand. Although no such notice has been given or is expected to be received, management has reclassified the remaining amount payable as short-term debt due to this demand provision and withholding tax due under the loan, as described below.

            In connection with the loan, in accordance with UK legislation, Insights was obliged to withhold tax from the payment at the UK basic rate and account for this to the UK taxation authorities on or by January 14, 2001. This obligation was not specifically envisaged in the agreement under which the patent application rights were acquired.

            Insights has received legal advice that it should deduct the appropriate amount of tax from the remaining payments to be made to the former parent company of Insights. The former parent company of Insights has not formally accepted this position, and it is therefore possible that the former parent would seek to recover any such deductions from Insights. The directors have concluded that, taking into account the legal advice received, the likelihood of a material, unprovided loss arising in respect of this matter is remote. The amount of tax to be deducted is estimated at up to $2.2 million, and this obligation has been accruing interest at the UK statutory rate as from the due payment date of January 14, 2001. The directors are negotiating a rectification of the agreement under which the patent application rights were acquired with the former parent of Insights. The parties intended from the outset that the former parent company should assign to Insights all world-wide rights covered by the technology. However, the initial agreement referred only to the European patent rights. Other applications have been made in the United States of America and in Japan and it is proposed that the "Rectification Agreement" should clarify that all such rights in any part of the world should have been incorporated into the original assignment. Management believes that the rectification will decrease this estimated tax obligation.

(6) STOCKHOLDERS' EQUITY

            On February 5, 2001, the Company effected a 2-for-1 split (the "Split") of its Common Stock. As such, all share and per share information in the accompanying financial statements have been restated to reflect the Split.

            On March 23, 2001 the Company sold its interest in MDA Group Plc to STG Holdings Plc, a 21.9% stockholder of the Company, for the guaranteed value of $1,660,000, representing an excess over book value of approximately $1,000,000. As this divestiture was effected through the exercise of a guarantee given by a shareholder of the Company, the excess of proceeds over book value of the investment is reflected as a contribution to stockholders' equity for the period ended June 30, 2001.

(7) ACQUISITION AGREEMENTS

            On April 21, 2000, the Company acquired through a stock for stock tender offer approximately 76.73% of the outstanding ordinary shares of Software. Through subsequent additional issuances of stock the Company has acquired 98.5% of Software's outstanding ordinary shares in exchange for 2,524,122 shares of Common Stock, valued at approximately $12,621,000. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the date of the acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed relates primarily to intangible assets and the remaining amount has been recorded as goodwill on the accompanying balance sheet. The fair values have been based on an independent valuation.

            During September 2000, the Company issued 3,600,000 shares of Common Stock for 100% of the outstanding stock of Core. Core is a holding company whose principal asset is an interest in Red Cube AG, a voice-over-IP telecommunications provider. The purchase agreement provided in part that Dr. Alexander Nill would guarantee to HTTP Technology that as of December 15, 2000, Core would have assets of not less than $25,000,000. Pursuant to this guarantee, Dr. Nill signed a Memorandum of Understanding (the "Memorandum"), on December 27, 2000, stipulating that the net assets of Core were estimated to be approximately $2,500,000 and that the warrants to purchase further Red Cube stock had a nil value. Dr. Nill acknowledged that he had been served with a formal demand to honor his obligations to HTTP pursuant to the terms of the personal guarantee provided to him as security for the transaction. As of June 30, 2001, the stockholder had placed 3,000,000 shares of the Company's Common Stock in escrow as security for the shareholder receivable, and is proceeding to liquidate such shares in order to settle the guarantee. Subsequently, the stockholder placed an additional 100,000 shares of the Company's Common Stock in escrow. An agent, NYPPe LLC, was assigned by the escrow agent to dispose of 3,000,000 of these shares on behalf of the stockholder in a secondary private placement. At the time of the acquisition, Dr. Alexander Nill was a Director of the Company. Dr. Nill resigned as a director of the Company, effective February 27, 2001.

            On December 29, 2000, the Company acquired all of the issued and outstanding shares of Insights, in a stock-for-stock transaction (the "Insights Offer"). The Company received the shares of Insights on December 29, 2000, but is not required to pay any consideration for such shares until certain conditions are met. These conditions include (1) the receipt of validation by the Defense Evaluation and Research Agency ("DERA") as the technical and commercial viability of Insight's proprietary technology and (2) either (a) the Company's first use of a medical imaging prototype for scan analysis with third parties or (b) appropriate validation being provided to DERA as to the technical novelty and commercial viability of same, whichever shall be earlier. Upon the occurrence of each event, the Company is required to issue 15,000,000 shares of its Common Stock to Insights' shareholders.

            On February 22, 2001, the Company issued the first tranche of consideration, valued at approximately $93,000,000 based on a weighted average share price of $6.20 per share, as a result of the DERA validation. Management anticipates that the second tranche of contingent consideration, valued at approximately $87,750,000 based on a weighted average share price of $5.85 per share, is highly probable to be issued. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the date of the acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed of approximately $103,443,000 has been assigned to goodwill at the date of acquisition. The allocation of the purchase price has been based on preliminary estimates. The Company anticipates that the final allocation may result in a write off of certain in-process research and development costs, which may be substantial. Any other changes to the preliminary estimates will be reflected as an adjustment to goodwill and to other identifiable intangibles.

            The unaudited pro forma consolidated statement of operations gives effect to the acquisition of Insights, Core and Software as if they had occurred at the beginning of each period. For the period ended June 30, 2001 the unaudited pro forma consolidated statement of operations gives effect to the issuance of additional shares in connection with the acquisition of Insights.

                                                          SIX MONTHS ENDED    SIX MONTHS ENDED
                                                             JUNE 30, 2001       JUNE 30, 2000
PRO FORMA:                                                     (UNAUDITED)         (UNAUDITED)
----------                                                ----------------    ----------------

Revenues.......................................              $    142,565        $    432,053
Net loss.......................................              $(27,653,728)       $(21,747,017)
Basic and diluted net loss per share...........              $      (0.38)       $      (0.32)
Weighted average shares outstanding............                72,843,062          68,258,447

            The unaudited pro forma consolidated financial information does not purport to represent what the Company's financial position or results of operations would actually have been if these transactions had occurred at such dates or to project the Company's future results of operations.

(8) IMPAIRMENT OF VENDOR GUARANTEE.

            Impairment of a vendor guarantee in the amount of approximately $2,910,000 relates to an impairment of the guarantee provided by Dr. Alexander Nill, a former director of the Company, as to the fair value of certain assets acquired under the Company's acquisition of Core in September 2000. As of June 30, 2001, Dr. Nill had placed 3,000,000 shares of the Company's Common Stock in escrow as security for the guarantee and is proceeding to liquidate such shares in order to settle the guarantee. Subsequently, Dr. Nill placed an additional 100,000 shares of the Company's Common Stock in escrow. An agent, NYPPe, LLC, was assigned by the escrow agent to dispose of 3,000,000 of these shares on behalf of Dr. Nill in a secondary private placement. The impairment of approximately $2,910,000 represents the difference between the value that may be realized by the sale of the shares and the additional shares in escrow, and the amount at which the guarantee was originally recorded of approximately $19,109,000. The Company intends to seek full payment from Dr. Nill under the guarantee. However, there can be no assurances that the Company will be successful in collecting on the guarantee. Should the assets provided in respect of the guarantee be realized for a lower amount and the Company is not successful in collecting on the guarantee a further impairment may be recorded.

(9) NEW ACCOUNTING PRONOUNCEMENTS

            In June 2001, the Financial Accounting Standards Board authorised the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 141 requires intangible assets to be recognised if they arise from contractual or legal rights or are "separable", i.e., it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged. As a result, it is likely that more intangible assets will be recognised under SFAS No. 141 than its predecessor, APB Opinion No.16 although in some instances previously recognised intangibles will be subsumed into goodwill.

            Under SFAS No. 142, goodwill will no longer be amortised over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. A reporting unit is defined as a SFAS No. 131 operating segment or one level lower. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Additionally, goodwill on equity method investments will no longer be amortised; however, it will continue to be tested for impairment in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Under SFAS No. 142 intangible assets with indefinite lives will not be amortised. Instead they will be carried at the lower cost or market value and tested for impairment at least annually. All other recognised intangible assets will continue to be amortised over their estimated useful lives.

            SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 although goodwill on business combinations consummated after July 1, 2001 will not be amortised. On adoption the company may need to record a cumulative effect adjustment to reflect the impairment of previously recognised intangible assets. In addition, goodwill on prior business combinations will cease to be amortised. The Company has not determined the impact that these Statements will have on intangible assets or whether a cumulative effect adjustment will be required upon adoption. If SFAS No. 142 had been adopted at the beginning of the year, $8,634,576 of goodwill amortization would not have been recorded.

(10) EMPLOYEE STOCK OPTIONS

            The Company accounts for stock options under the provisions of Accounting Principles Board Opinion ("APB") No. 25. Where options are issued to acquire a fixed number of shares with a fixed exercise price the difference between the exercise price and the market value of the shares is measured at the grant date and amortized over the vesting period of the options. Options issued to non-employees are accounted for in accordance with the fair value method under SFAS No. 123. This requires the use of an option pricing model, to determine the fair value of the option. The measurement date for the Company's stock option plan is the date at which a commitment for performance is reached (a performance commitment).

            On October 10, 2000, the shareholders of the Company approved the Company's 2000 Combined Incentive and Nonqualified Stock Option Plan (the "Plan"). The Company has reserved 2,500,000 shares of its Common Stock for issuance upon exercise of options granted under the Plan. Options granted vest over two years and expire eight years from the date of grant. As of June 30, 2001, the Company had indicated in writing its intention to grant 1,155,000 options to certain eligible staff and a further 60,000 options to an eligible consultant. If a compensation charge is to be recorded, then it will be based on the date of the grant.

(11) COMPREHENSIVE INCOME

            As of June 30, 2001, and for the six months and quarter then ended, comprehensive income is comprised of a net loss from operations and the net effect of foreign currency translation adjustments. This comprised a net loss of approximately $16,278,000 and $10,432,000 and foreign currency translation adjustments of approximately $(11,000) and $1,000, resulting in comprehensive loss of approximately $16,289,000 and $10,431,000, respectively.

                                    SIGNATURE

            In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2001

                                        HTTP TECHNOLOGY, INC.


                                        By:  /s/ STEFAN ALLESCH-TAYLOR
                                             -------------------------------
                                        Stefan Allesch-Taylor
                                        Chairman and Chief Executive Officer


                                        By:  /s/ JASON E. FORSYTH
                                             -------------------------------
                                        Jason E. Forsyth
                                        Chief Financial Officer