Form 10QSB
period 2001-09-30
HTTP TECHNOLOGY INC
filed 2001-11-21
CIK 1001601

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                         For the quarterly period ended September 30, 2001

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                         For the transition period from __________ to __________

                         Commission file number 0-26886

                              HTTP TECHNOLOGY, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Delaware                                      13-4148725
--------------------------------------                      --------------------
  (State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                            Identification No.)

               46 Berkeley Square, London, W1J 5AT, United Kingdom
       -----------------------------------------------------------------
                    (Address of principal executive offices)

                              (011) 44-20-7598-4070
              ---------------------------------------------------
                           (Issuer's telephone number)

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

Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF NOVEMBER 1, 2001:
57,868,582 SHARES OF COMMON STOCK, PAR VALUE $0.001 PER SHARE.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

            The financial statements for the Company's fiscal quarter ended September 30, 2001 are attached to this Report, commencing at page F-1.

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

            The Company is authorized to issue 100,000,000 shares of common stock, par value $0.001 per share (the "Common Stock"). On December 27, 2000, the Company's Board of Directors approved a 2-for-1 forward split (the "Split") of the Company's Common Stock, effective February 5, 2001, payable to holders of record on January 22, 2001. Throughout this Quarterly Report, all references to a number of shares of the Company's Common Stock or the price of the Company's Common Stock have been adjusted proportionately in order to account for the Split. As of November 1, 2001, 57,868,582 shares of Common Stock were issued and outstanding.

            As of November 1, 2001, HTTP had 41 full-time employees.

            HTTP maintains its corporate offices at 46 Berkeley Square, London, W1J 5AT, United Kingdom, telephone +44 (0) 207-598-4070, facsimile:
+44 (0) 207-598-4071, Internet address: http://www.http-tech.com.

BUSINESS STRATEGY

            The Company is a developer of software technology. The Company's objective is to conceive, develop and commercialize innovative applications derived from its core technology. The Company has two main development arms, HTTP Software Plc ("Software") and HTTP Insights Ltd. ("Insights"), which are currently being integrated into a newly-formed subsidiary, Medicsight Limited ("Medicsight").

            HTTP SOFTWARE. In April 2000, the Company acquired Radical Technology Plc (now known as HTTP Software Plc), which provided the Company with a business dedicated to systems integration and software development. Over the last four years, Software has generated revenue from its systems integration business together with sales of its in-house developed systems integration and network software products. Since December 2000, Software has been primarily focused on testing and developing the core software systems of the Stochastic Perception Engine, (described below), as well as building its Application Programming Interface (API) libraries.

            Software is based in the Company's Croydon office in South London.

            HTTP INSIGHTS. In December 2000, the Company acquired Nightingale Technologies Ltd. (now known as HTTP Insights Ltd.). The research and development team at Insights conceived, and continues to develop, the Company's core proprietary technologies. The Company's principal core technology is a Stochastic Perception Engine, an advanced data analysis system that processes unstructured data into meaningful outputs, enabling it to be interpreted or further manipulated by users of a specific application. Similar technologies sit at the core of many of today's major software applications. The Company's proprietary Stochastic Perception Engine is comprised of four principal data-processing capabilities: cluster analysis, statistical modeling, classification and prediction, which when uniquely combined offer unsurpassed processing speed, accuracy and comprehensiveness of results compared to existing data analysis systems. In addition, we develop other proprietary algorithms which are used for analyzing visual data.

            The Insights team is based in the Company's head office in central London, where it works closely with the Company's management in scoping, defining, planning and developing specific solutions for applications identified through the Company's strategic market research team.

            The two subsidiaries have been integrated and the Company has recently been restructured to focus more closely on the medical imaging applications derived from the Company's original core technology. The Company is in the process of incorporating all research, software development, management and marketing activities related to its medical imaging initiatives into a newly formed wholly-owned subsidiary, Medicsight, which was incorporated on August
10, 2001. The Company anticipates completing this restructuring by December
1, 2001. The Company expects the financial impact of the restructuring to be negligible. However, assets and costs incurred on the development of the Medicsight product have been assigned by way of a loan note to Medicsight.
The amount of the loan note from HTTP Technology, Inc. will be approximately $5,379,000 and it is intended that this loan note will be converted into shares of Medicsight.

            The Company currently is engaged in efforts to commercialize a state-of-the-art digital cancer detection software system called Medicsight. The Medicsight system analyzes digital data from medical scanners, such as MRIs and CAT scans, and then alerts the clinician to any areas of possible abnormality. While the Medicsight system also attributes a percentage probability to what it has identified, it is not a diagnostic system. The Company believes that the Medicsight system will be more accurate in identifying cancer cells and other abnormalities at earlier stages in the disease than current medical tools. The advantage of the Medicsight system is that it does not rely on the human eye or human interpretation at the outset to detect possible abnormalities; after the system uses its technology to identify possible abnormalities, the clinician will then apply his/her education, training and experience to determine the next steps in medical diagnosis and treatment. The Company cannot offer any assurances that it will be successful in commercializing the Medicsight system, or if such system is commercialized, that its use will be profitable to the Company.

RESULTS OF OPERATIONS

            REVENUES. For the nine months ended September 30, 2001 and September 30, 2000, the Company's gross revenues from operations were approximately $159,000 and $225,000, respectively. For the quarter ended September 30, 2001 ("Q3 2001") and the quarter ended September 30, 2000 ("Q3 2000"), the Company's gross revenues from operations were approximately $16,000 and $21,000, respectively. The Company's revenue was primarily derived from the Company's consulting activities provided by Software. The decrease in revenues from the nine months ended September 30, 2000 to the nine months ended September 30, 2001 is due to the change of focus of Software's operations from providing software consulting services to third parties to providing services to the testing and development of the Stochastic Perception Engine.

            During the nine months and quarter ended September 30, 2001, the Company had two customers who represented a significant proportion of its revenues. The customers are Commonwealth Secretariat, which accounted for approximately 54% and 63% of sales, respectively, and Texaco Ltd., which accounted for approximately 24% and 0% of sales, respectively.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's selling, general and administrative expenses for the nine months and quarter ended September 30, 2001 were approximately $5,670,000 and $1,875,000, respectively, as compared to $3,535,000 and $1,797,000 for the nine months and quarter ended September 30, 2000. Professional fees, including technology development and consulting services, were approximately $1,057,000 and $172,000 for the nine months and quarter ended September 30, 2001, respectively. Also included were salaries and directors' compensation of approximately $1,689,000 and $649,000, service charges and rates for property leasing of approximately $758,000 and $132,000, and rent of approximately $392,000 and $98,000, respectively. For the nine months and quarter ended September 30, 2000, professional fees, including technology development and consulting services, were approximately $1,666,000 and $622,000. Also included were salaries and directors' compensation of approximately $884,000 and $704,000, service charges and rates for property leasing of approximately $43,000 and $28,000, and rent of approximately $175,000 and $78,000, respectively. The components of the increased selling, general and administrative expenses from the nine months ended September 30, 2000 to the nine months ended September 30, 2001 were an increase in personnel and consultants associated with software development and an increase in rent and other property costs resulting from the Company's move in Q3 2000 from 16 Curzon Street to the larger area occupied at 46 Berkeley Square. These increases were the results of the Company's acquisition of Insights and the inclusion of Software's operating costs for a full nine months. Management expects selling, general and administrative expenses to continue at a similar level in the near future as the Company continues to devote resources to the expansion of the Company.

            DEPRECIATION AND AMORTIZATION EXPENSE. The Company had excess of purchase price over net assets acquired of approximately $10,154,000, associated with the acquisition of Software in April 2000. The Company had an excess of purchase price over net assets acquired of approximately $103,443,000 from its acquisition of Insights in December 2000. The Company's policy is to amortize goodwill over five years. The amortization charge for the nine months and quarter ended September 30, 2001 was approximately $14,251,000 and $5,616,000, respectively, as compared to $965,000 and $586,000 for the nine months and quarter ended September 30, 2000. The increase is a direct result of the Company's acquisition of Insights and the issuance thereunder of 15,000,000 shares of the Company's Common Stock on February 22, 2001.

            IMPAIRMENT LOSS ON INVESTMENTS. Impairment loss on investments of $2,412,000 relates to the impairment in the carrying value of investments in Compaer AG and Red Cube AG. Based on the financial status of Compaer AG and Red Cube AG, the investments were permanently impaired, and the Company has recorded an impairment for the entire carrying value of these investments. The impairment loss on investments for Q3 2001 was related to the permanent impairment of Red Cube AG of approximately $1,201,000. There was no impairment loss on investments for the nine months ended September 30, 2000.

            IMPAIRMENT OF VENDOR GUARANTEE. Impairment of a vendor guarantee in the amount of $4,338,000 relates to an impairment of the guarantee provided by Dr. Alexander Nill ("Guarantor") as to the fair value of certain assets acquired under the Company's acquisition of Core Ventures Ltd. ("Core") in September 2000. The vendor guarantee represents the fair value of 3,100,000 shares returned to the Company as partial consideration for the guarantee, of which 3,000,000 shares (the "Escrow Shares") were placed in escrow. In Q3 2001, an agent, NYPPe LLC, was assigned by the escrow agent to dispose of the Escrow Shares in a secondary private placement. As of September 30, 2001, NYPPe LLC had disposed of 15,000 of the Escrow Shares for consideration of approximately $75,000. The Company has estimated the guarantee as the value of common stock, based on a 15 day moving average from October 17, 2001, less a discount for the restricted nature of such Escrow Shares, for the remaining 3,085,000 giving a realizable value of approximately $14,771,000. The impairment of approximately $4,338,000, of which approximately $1,428,000 was recorded in Q3 2001 and approximately $2,910,000 was recorded in the quarter ended June 30, 2001, represents the difference between the value that may be realized and the value at acquisition ($20,364,000) less a provisional estimate of the fair value of the assets acquired ($1,255,000). The Company will endeavor to seek remedy according to the full recourse guarantee given by Dr. Nill. However, it is uncertain that Dr. Nill has sufficient assets to be able to cover the shortfall.

            NET LOSS AND NET LOSS PER SHARE. Net loss was approximately $(26,358,000) for the nine months ended September 30, 2001 compared to a net loss of approximately $(4,401,000) for the nine months ended September 30, 2000. Net loss was $(10,081,000) for Q3 2001 compared to a net loss of approximately $(2,647,000) for Q3 2000. Net loss per share for the nine months ended September 30, 2001 was $(0.48), based on a weighted average shares outstanding of 54,956,110 compared to a net loss per share of $(0.13) for the nine months ended September 30, 2000, based on a weighted average shares outstanding of 34,555,962. Net loss per share for Q3 2001 was $(0.17) based on weighted average shares outstanding of 57,855,148, compared to a net loss per share of $(0.07) for Q3 2000, based on weighted average shares outstanding of 37,921,125.

LIQUIDITY AND CAPITAL RESOURCES

            WORKING CAPITAL. At September 30, 2001, the Company had approximately $952,000 in current assets. Cash and cash equivalents amounted to approximately $308,000. Current liabilities were approximately $4,611,000 at September 30, 2001. Short term debt amounted to approximately $3,250,000 which is associated with a loan note assumed upon acquisition of Insights. The terms of the loan note include a provision whereby the lender can require repayment within one business day of giving notice of demand, in the event Insights ceases to be a wholly-owned subsidiary of its former parent. Although no such notice has been given nor is expected to be received, management has reclassified the remaining amount payable as short term debt due to this demand provision and withholding tax due under the loan. At December 31, 2000, the Company had approximately $6,856,000 in current assets and cash and cash equivalents amounted to approximately $6,231,000. Current liabilities were approximately $1,252,000 at December 31, 2000. Working capital at the end of Q3 2001 was approximately ($3,659,000), as compared to approximately $5,604,000 at December 31, 2000. The ratio of current assets to current liabilities was 0.21 to 1.0 at the end of Q3, 2001 as compared to 5.5 to 1.0 at December 31, 2000. The decrease in working capital during the nine months ended September 30, 2001 was primarily due to the Company's use of cash to fund its operations and the payment of the reclassified short term debt.

            NET DECREASE IN CASH AND CASH EQUIVALENTS. During the nine month period ended September 30, 2001, the Company's cash and cash equivalents decreased by approximately $5,923,000. This decrease was primarily the result of net cash used in operations of approximately $4,740,000 and net cash used in financing activities of approximately $2,761,000. The Company received net cash of approximately $1,574,000 in investing activities, primarily from the disposition of investments during the nine months ended September 30, 2001.

            NET CASH USED IN OPERATIONS. The use of cash in operations of approximately $4,740,000 during the nine months ended September 30, 2001 was attributable to the Company's relatively low revenues at the same time that the Company incurred significant operating costs. These significant costs included professional fees, salaries and directors' compensation, and service charges associated with rental property and rent, all of which resulted from the Company's commencement of operations and expansion of its infrastructure to support such operations. The Company used cash in operations for the nine months ended September 30, 2000 of $1,918,000.

            NET CASH PROVIDED IN INVESTMENT ACTIVITIES. For the nine months ended September 30, 2001, the Company had a net cash inflow from investment activities of approximately $1,574,000 compared with a net cash outflow from investment activities of approximately $2,538,000 for the nine months ended September 30, 2000. The funds were received in the first quarter of 2001 from the sale of the Company's shareholding in MDA Group Plc and from funds received as part of the Core guarantee. The Company had acquired investments as part of its business strategy in the nine months ended September 30, 2000.

            As the divestment of the Company's holding in the MDA Group Plc was completed by an exercise of a guarantee given by a shareholder, the excess of proceeds over book value of the investment in MDA Group Plc is reflected as a contribution to stockholders' equity for the period ended September 30, 2001. The Company has discontinued the strategy of taking minority investment stakes which was pursued during Fiscal 2000. The Company does not currently have any commitments for material capital expenditures.

            NET CASH USED IN FINANCING ACTIVITIES. For the nine months ended September 30, 2001, the Company had a net cash outflow from financing activities of approximately $2,761,000. The Company acquired Insights in December 2000. At the time of such acquisition, Insights had outstanding $6,006,000 of long-term debt. This debt is part of a loan of $10,000,000 that Insights owed to its parent company relating to the acquisition of patent applications for its Stochastic Perception Engine technology. The loan bears interest at 2% above LIBOR and is unsecured. The principal of the loan and accrued interest does not mature until October 5, 2003. During the nine months ended September 30, 2001, the Company repaid an additional $2,756,000 of the loan principal resulting in an outstanding balance of $3,250,000.

            In connection with this loan, in accordance with UK legislation, Insights was obliged to withhold tax from the payment at the UK basic rate and account for this to the UK taxation authorities on or by January 14, 2001. This obligation was not specifically envisaged in the agreement under which the patent application rights were acquired. Insights has received legal advice to the effect that it should deduct the appropriate amount of tax from the remaining payments to be made to the former parent company of Insights. The former parent company of Insights has not formally accepted this position, and it is therefore possible that the former parent would seek to recover any such deductions from Insights. The directors have concluded that, taking into account the legal advice received, the likelihood of a material, unprovided loss arising in respect of this matter is remote. The amount of tax to be deducted is estimated at up to $2.2 million, and this obligation has been accruing interest at the UK statutory rate as from the due payment date of January 14, 2001. The Directors are negotiating with the former parent of Insights a rectification of the agreement under which the patent application rights were acquired. It was intended from the outset that the former parent company should assign to the Company all world-wide rights covered by the technology but the agreement referred only to the European patent. Other applications have been made in the United States of America and in Japan and it is proposed that the "Rectification Agreement" should clarify that all such rights in the underlying technology and the patent rights relating thereto in any part of the world should have been incorporated into the original assignment.

            STOCKHOLDERS' EQUITY. The Company's stockholders' equity at September 30, 2001 was approximately $95,845,000, including an accumulated deficit of approximately $(34,972,000). Additional paid-in capital at September 30, 2001 was approximately $145,558,000. The increase in additional paid-in capital was primarily due to the issuance of 15,000,000 shares of Common Stock in connection with the acquisition of Insights. The securities returned to the Company under its acquisition of Core have been valued as a vendor guarantee in connection with such acquisition and are duly endorsed over to the Company. The vendor guarantee amounted to approximately $14,771,000 as of September 30, 2001. During the quarter ended June 30, 2001, the Company received 3,000,000 shares of the Company's Common Stock that were placed in escrow as part of the vendor guarantee. In Q3 2001, an agent, NYPPe LLC, was assigned by the escrow agent to dispose of these shares in a secondary private placement that is expected to result in net proceeds of approximately $15,000,000. The Company has also received a further 100,000 shares of the Company's Common Stock that are duly endorsed. As of September 30, 2001 the agent had sold 15,000 shares resulting in the Company's receipt of net proceeds of $75,000. The Company's stockholders' equity was approximately $23,215,000 at December 31, 2000.

            ADDITIONAL CAPITAL. The Company may require additional capital during its fiscal year ended December 31, 2002 to implement its business strategies, including cash for (i) payment of increased operating expenses such as salaries for additional employees; and (ii) further implementation of those business strategies. Such additional capital may be raised through additional public or private financing, as well as borrowings and other resources.

            On December 15, 2000, the Company entered into an unsecured credit facility with ASIA IT Capital Investments Limited ("Asia IT"), which provides a $20,000,000 line of credit. Such line of credit originally expired on December 31, 2001, but has been extended until December 31, 2002. Interest on advances under the credit facility accrues at 2% above LIBOR. The Company can draw down on this credit facility for its financing requirements, upon approval by the Company's Board of Directors and subject to approval by Asia IT (such approval not to be unreasonably withheld). While the facility is in place, the Company is restricted by negative pledge from borrowing funds, directly or indirectly, other than through the credit facility with Asia IT, without the consent of Asia IT. The availability of the credit facility reduces PRO RATA upon the Company's sale of any of its investment assets. As of the date of this Report, the Company has drawn down approximately $600,000 under this credit facility.

            As the Company has incurred substantial operating losses, it has substantial tax loss carryforwards. However, due to uncertainty of the recoverability of these carryforwards, a valuation allowance for the entire deferred tax asset has been recognized.

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

            ACQUISITIONS. On December 29, 2000, the Company acquired all of the issued and outstanding shares of Nightingale Technologies (subsequently renamed HTTP Insights Ltd.), in a stock-for-stock transaction (the "Insights Offer"). The Company received the shares of Insights on December 29, 2000; however the Company was not required to pay any consideration for such shares unless certain conditions are met. These conditions include (1) the receipt of validation by the Defense Evaluation and Research Agency ("DERA") as to the technical and commercial viability of Insight's proprietary technology and
(2) either (a) the Company's first use of a medical imaging prototype for scan analysis with third parties or (b) appropriate validation being provided to DERA as to the technical novelty and commercial viability of same, whichever shall be earlier. Upon the occurrence of each event, the Company is required to issue 15,000,000 shares of its Common Stock to Insights' shareholders.

On February 22, 2001, the Company issued the first tranche of consideration for approximately $93,000,000 as a result of the DERA validation based on a weighted average share price of $6.20 per share. A further 15,000,000 shares will be issued either upon the Company's first use of a medical imaging prototype for scan analysis with third parties or upon appropriate validation being provided to DERA as to the technical novelty and commercial viability of same, whichever shall be earlier. Subsequent to September 30, 2001, the second tranche of contingent consideration was novated to the Company's subsidiary Medicsight Limited. Upon agreement with Insights, this obligation will transfer to Medicsight and will be fulfilled by the issuance of shares in Medicsight. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the dates of the acquisitions. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed of approximately $103,443,000 has been assigned to goodwill at the date of acquisition. The allocation of the purchase price has been based on preliminary estimates. The Company is pending an independent valuation of such in-process research and development costs and expects this valuation to be completed before December 31, 2001. The Company anticipates that this valuation report may result in a substantial write off of certain in-process research and development costs. The Company developed an undiscounted cash flow projection based on its best estimate at September 30, 2001. Based on that projection, there are no indications of an impairment of the purchase price over the fair value of the assets acquired and liabilities assumed.

The Company is in an early stage of the development of its Medicsight business, and there are numerous future milestones that must be achieved in order for the Medicsight business to reach a point of commercial viability, including reaching the point of technical feasibility. Although, as of the date of this report, there are no indications of significant development problems, the successful achievement of these milestones is subject to uncertainty.


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

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 although goodwill on business combinations consummated after July 1, 2001 will not be amortised. On adoption the company may need to record a cumulative effect adjustment to reflect the impairment of previously recognised intangible assets. In addition, goodwill on prior business combinations will cease to be amortised. Had the Standard been in place during the nine months ended September 30, 2001, the Company would not have recorded amortization expense of approximately $14,251,000 and $965,000 for the nine months ended September 30, 2000. At this stage, the Company has not determined whether there will be a cumulative effect adjustment related to impairment at date of adoption. The Company will complete this determination in early 2002.

SFAS NO. 143
In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for asset retirement obligations be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet assessed the potential impact of the adoption of SFAS No. 143.

SFAS NO. 144
In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale consistent with the fundamental provisions of SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Whilst it supersedes APB Opinion 30 "Reporting the Results of operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" it retains the presentation of discontinued operations but broadens that presentation to include a component of an entity (rather than a segment of a business). However, discontinued operations are no longer recorded at net realizable value and future operating losses are no longer recognised before they occur. Under SFAS No. 144 there is no longer a requirement to allocate goodwill to long-lived assets to be tested for impairment. It also establishes a probability weighted cash flow estimation approach to deal with situations in which there are a range of cash flows that may be generated by the asset being tested for impairment. SFAS No. 144 also establishes criteria for determining when an asset should be treated as held for sale.

SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The provisions of the Statement are generally to be applied prospectively. The Company currently has no plans to dispose of any operations and accordingly, does not anticipate that adoption of SFAS No. 144 will have a material impact on its results of operations or its financial position.

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

            None.

ITEM 5. OTHER INFORMATION

            None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            Exhibits

            None.

            Reports on Form 8-K

            Amended Current Report on Form 8-K, filed August 3, 2001, including the financial statements of HTTP Insights, Ltd., the acquisition of which was originally reported in a Current Report on Form 8-K, filed March 7, 2001.

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                AS OF AND FOR THE QUARTER ENDED SEPTEMBER 30, 2001

Consolidated Balance Sheets as of September 30, 2001
(Unaudited) and December 31, 2000 (Audited) ........................ F-2

Consolidated Statements of Operations for the Quarter Ended
September 30, 2001 (Unaudited) and Quarter Ended September
30, 2000 (Unaudited) ............................................... F-3

Consolidated Statements of Operations for the Nine Months
Ended September 30, 2001 (Unaudited) and Nine Months Ended
September 30, 2000 (Unaudited) ..................................... F-4

Consolidated Statements of Cash Flows for the Nine Months
Ended September 30, 2001 (Unaudited) and Nine Months Ended
September 30, 2000 (Unaudited) ..................................... F-5


Notes to Consolidated Financial Statements ......................... F-6 - F-10

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                            September 30, 2001  December 31, 2000
                                                                               (unaudited)          (audited)
                                                                            ------------------  -----------------
                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                  $     308,431       $   6,231,136
   Accounts receivable, net                                                          59,448             116,771
   Prepaid expenses                                                                 176,208             287,862
   Value-added Tax receivable                                                        66,213             159,032
   Other current assets                                                             341,901              61,564
                                                                              -------------       -------------
        Total current assets                                                        952,201           6,856,365

PROPERTY AND EQUIPMENT, at cost, net of accumulated
   depreciation of $256,322 and $110,698, respectively                              415,334             399,744

INVESTMENTS                                                                         700,099           3,803,733

SECURITY DEPOSITS                                                                    47,049             244,579

INTANGIBLE ASSET, at cost, net of accumulated
   depreciation of $273,983 and $143,035, respectively                              244,528             443,382

Excess of Purchase Price over Net Assets
Acquired, net of accumulated amortization of
$15,510,488 and $1,259,871 respectively                                          98,087,105          18,736,151

OTHER NON-CURRENT ASSETS                                                             30,919              12,731
                                                                              -------------       -------------
        Total assets                                                          $ 100,477,235       $  30,496,685
                                                                              =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                           $     699,434       $     666,827
   Accrued expenses                                                                 469,858             169,026
   Accrued professional expenses                                                    182,380             237,176
   Bank overdraft                                                                     9,552             179,018
   Short term debt (See Note 5)                                                   3,250,000                  --
                                                                              -------------       -------------

        Total current liabilities                                                 4,611,224           1,252,047

CAPITALIZED LEASE                                                                    20,604              23,843

LONG TERM DEBT (See Note 5)                                                              --           6,006,025
                                                                              -------------       -------------

        Total liabilities                                                         4,631,828           7,281,915
                                                                              -------------       -------------
STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value, 100,000,000 shares authorized,
   57,868,582 and 42,748,270 shares issued and outstanding, respectively             57,869              42,747
   Additional paid-in capital                                                   145,557,748          50,914,680
   Vendor guarantee                                                             (14,770,980)        (19,109,330)
   Accumulated other comprehensive loss                                             (26,854)            (19,416)
   Accumulated deficit                                                          (34,972,376)         (8,613,911)
                                                                              -------------       -------------

        Total stockholders' equity                                               95,845,407          23,214,770
                                                                              -------------       -------------

                                                                              $ 100,477,235       $  30,496,685
                                                                              =============       =============

            The accompanying notes are an integral part of these consolidated financial statements.

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months       Three Months
                                                           Ended              Ended
                                                       September 30,      September 30,
                                                            2001               2000
                                                        (unaudited)        (unaudited)
                                                       ------------       ------------
REVENUES                                               $     16,232       $     20,667

EXPENSES:
      Selling, general and administrative charges         1,875,316          1,797,025
      Impairment of investment                            1,200,993                 --
      Impairment of vendor guarantee                      1,428,828                 --
      Capitalized software development
       costs written off                                         --            421,469
      Amortization of goodwill                            5,616,042            585,801
                                                       ------------       ------------
                                                         10,121,179          2,804,295

          Operating loss                                (10,104,947)        (2,783,628)

OTHER INCOME/EXPENSES:
      Interest and other income                              13,498             25,104
      Net foreign exchange gains                             11,472             40,557
                                                       ------------       ------------
                                                             24,970             65,661

Net loss before minority interest                       (10,079,977)        (2,717,967)

MINORITY INTEREST                                              (687)            71,369

                                                       ------------       ------------
              Net loss                                 $(10,080,664)      $ (2,646,598)
                                                       ============       ============

PER SHARE DATA:
      Basic and diluted loss per share                 $      (0.17)      $      (0.07)
                                                       ============       ============

      Weighted average number of common
          shares outstanding                             57,855,148         37,921,125
                                                       ============       ============

            The accompanying notes are an integral part of these consolidated financial statements.

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Nine Months        Nine Months
                                                           Ended             Ended
                                                       September 30,      September 30,
                                                            2001              2000
                                                        (unaudited)        (unaudited)
                                                       ------------       ------------
REVENUES                                               $    158,796       $    224,545

EXPENSES:
      Selling, general and administrative charges         5,670,185          3,535,269
      Impairment of investment                            2,412,239                 --
      Impairment of vendor guarantee                      4,338,372                 --
      Capitalized software development
       costs written off                                         --            421,469
      Amortization of goodwill                           14,250,617            965,476
                                                       ------------       ------------
                                                         26,671,413          4,922,214

          Operating loss                                (26,512,617)        (4,697,669)

OTHER INCOME:
      Interest and other income                             152,123            102,038
      Net foreign exchange gains                                 --            130,177
                                                       ------------       ------------
                                                            152,123            232,215

Net loss before minority interest                       (26,360,494)        (4,465,454)

MINORITY INTEREST                                             2,029             64,191
                                                       ------------       ------------
              Net loss                                 $(26,358,465)      $ (4,401,263)
                                                       ============       ============

PER SHARE DATA:
      Basic and diluted loss per share                 $      (0.48)      $      (0.13)
                                                       ============       ============

      Weighted average number of common
          shares outstanding                             54,956,110         34,555,962
                                                       ============       ============

            The accompanying notes are an integral part of these consolidated financial statements.

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                       Nine Months       Nine Months
                                                                          Ended             Ended
                                                                      September 30,     September 30,
                                                                           2001              2000
                                                                       (unaudited)       (unaudited)
                                                                      ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $(26,358,465)      $ (4,401,263)
Adjustments to reconcile net loss to net cash
   used in operating activities
     Depreciation                                                          276,572             46,404
     Amortization of goodwill                                           14,250,617            965,476
     Provision for doubtful accounts                                        21,229                 --
     Impairment of investment                                            2,412,239                 --
     Capitalized software development costs written off                     70,527            421,469
     Non cash consulting expense                                                --          1,039,208
     Impairment of vendor guarantee                                      4,338,372                 --
     Minority interest in net earnings of subsidiary                       (18,097)           (64,191)
Changes in operating assets and liabilities, net of effects from acquisitions of businesses
     Decrease in accounts receivable                                        36,094            201,624
     Decrease in prepaid expenses                                          111,654             17,013
     Decrease/(increase) in VAT receivable                                  92,819           (109,495)
     (Increase)/decrease in other assets                                  (280,337)             2,055
     Decrease/(increase) in security deposits                              197,530           (217,126)
     Increase in accounts payable                                           32,607             56,240
     (Decrease) in bank overdraft                                         (169,466)                --
     Increase in accrued expenses                                          300,832            124,797
     Decrease in accrued professional expenses                             (54,796)                --
                                                                      ------------       ------------
        Net cash used in operating activities                           (4,740,069)        (1,917,789)
                                                                      ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                                  (161,213)          (334,286)
Capitalised software development                                                --             37,960
Funds received from Core guarantee                                          75,192                 --
Sale/(purchase) of investments                                           1,660,000         (2,242,109)
                                                                      ------------       ------------
        Net cash provided by (used in) investing activities              1,573,979         (2,538,435)
                                                                      ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in capitalized lease                                               (4,477)                --
Repayment of debt                                                       (2,756,025)                --
Exercise of option                                                              --            130,396
Shares issued for cash                                                          --          4,918,984
                                                                      ------------       ------------
        Net cash provided by (used in) financing activities             (2,760,502)         5,049,380
                                                                      ------------       ------------

Effects of exchange rates on cash and cash equivalent                        3,887            (73,918)
                                                                      ------------       ------------
NET INCREASE (DECREASE) IN CASH                                         (5,922,705)           519,238

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                             6,231,136            506,149
                                                                      ------------       ------------
CASH & CASH EQUIVALENTS, END OF PERIOD                                $    308,431       $  1,025,387
                                                                      ============       ============
NON CASH FINANCING ACTIVITIES
Issuance of shares associated with acquisitions (See Note 7)          $ 93,601,570       $         --
Issuance of shares for acquisition                                              --         32,335,461
Issuance of shares for convertible loan note                                    --             50,000
Stock issuance costs paid in warrants                                           --          4,428,000
Common stock subscribed                                                         --          1,000,000

            The accompanying notes are an integral part of these consolidated financial statements.

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   FORMATION AND BUSINESS OF THE COMPANY

      HTTP Technology, Inc. ("HTTP" or the "Company") is a corporation that was originally incorporated in Utah on March 8, 1977 under the name Trolley Enterprises, Inc. The Company changed its name from Internet Holdings, Inc. to HTTP Technology, Inc. on October 10, 2000. On December 19, 2000, the Company entered into an Agreement and Plan of Merger with its wholly-owned subsidiary HTTP Technology, Inc., a Delaware corporation, and thereby effected a reincorporation of the Company from Utah to Delaware. HTTP is a developer of sophisticated software technology. The Company's objective is to conceive, develop and commercialize innovative applications derived from its core technology. The Company has two main development arms that are subsidiaries, HTTP Software Plc ("Software") and HTTP Insights Ltd. ("Insights"). These two subsidiaries have been integrated and the Company has recently been restructured to focus more closely on the medical imaging applications derived from the Company's original core technology. The Company has several other dormant subsidiaries.

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

      The results of operations presented for the three months and nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

(3)   INVESTMENTS

      The Company accounts for its investments in non-marketable securities under the cost method of accounting, as it owns less than a 20% interest in each of the companies which comprise the investments.

      On April 17, 2000 the Company purchased a 5% holding in Compaer AG, a supplier of online insurance for both business-to-business and business-to-customer markets in Germany for cash of DM2.5 million (approximately $1,211,000). Based on information received during the quarter ended June 30, 2001 regarding its financial status of Compaer AG, management concluded that the value of its investment was permanently impaired, and the Company has recorded an impairment write-down equivalent to the entire carrying value of this investment.

      The Company sold its interest in MDA Group plc to STG Holdings plc. See
      Note 6.

      On September 20, 2000 the Company acquired Core Ventures Limited ("Core") in a stock for stock acquisition. The principal asset of Core was an investment in Red Cube AG that was recorded at approximately $1,201,000. Based on the deteriorating financial status of Red Cube AG, management concluded that the value of the investment was permanently impaired, and the Company has recorded an impairment write-down in Q3 2001 equivalent to the entire carrying value of this investment.

      During Q3 2001 the Company permanently impaired the values of its investments in Fix-It-On-Line Ltd of approximately $20,000 and M3U.com Ltd of approximately $12,000, based on their deteriorating financial status, both companies being registered in England and Wales.

(4)   LINE OF CREDIT

      On December 15, 2000, the Company entered into an unsecured credit facility with Asia IT Capital Investments Limited ("Asia IT"), which provides a $20,000,000 line of credit. Such line of credit originally expired on December 31, 2001, but has been extended until December 31, 2002. Interest on advances under the credit facility accrues at 2% above LIBOR. The Company can draw down on this credit facility for its financing requirements, upon approval by the Company's Board of Directors and subject to approval by Asia IT (such approval not to be unreasonably withheld). While the facility is in place, the Company is restricted by negative pledge from borrowing funds, directly or indirectly, other than through the credit facility with Asia IT, without the consent of Asia IT. The availability of the credit facility reduces PRO RATA upon the Company's sale of any of its investment assets. As of the date of this Report, the Company has drawn down approximately $600,000 under this credit facility.

(5)   SHORT-TERM DEBT

      The Company acquired Insights in December 2000. At the time of such acquisition, Insights had outstanding $6,006,000 of long-term debt. This debt is part of an original loan of $10,000,000 that Insights owed to its parent company relating to the acquisition of patent applications for its Stochastic Perception Engine technology. The loan bears interest at 2% above LIBOR and is unsecured. The principal of the loan and accrued interest does not mature until October 5, 2003. As of June 30, 2001, the balance of this loan was $3,250,000. Interest accrues on the loan on a day to day basis and is payable when the loan is redeemed. The terms of the loan note include a provision whereby the lender can require repayment within one business day of giving notice of demand, in the event of Insights ceasing to be a wholly-owned subsidiary of its former parent. No notice has been given as of September 30, 2001 and management does not expect such notice to be given.

      In connection with this loan, in accordance with UK legislation, Insights was obliged to withhold tax from the payment at the UK basic rate and account for this to the UK taxation authorities on or by January 14, 2001. This obligation was not specifically envisaged in the agreement under which the patent application rights were acquired. Insights has received legal advice to the effect that it should deduct the appropriate amount of tax from the remaining payments to be made to the former parent company of Insights. The former parent company of Insights has not formally accepted this position, and it is therefore possible that the former parent would seek to recover any such deductions from Insights. The directors have concluded that, taking into account the legal advice received, the likelihood of a material, unprovided loss arising in respect of this matter is remote. The amount of tax to be deducted is estimated at up to $2.2 million, and this obligation has been accruing interest at the UK statutory rate as from the due payment date of January 14, 2001. The Directors are negotiating with the former parent of Insights a rectification of the agreement under which the patent application rights were acquired. It was intended from the outset that the former parent company should assign to the Company all world-wide rights covered by the technology but the agreement referred only to the European patent. Other applications have been made in the United States of America and in Japan and it is proposed that the "Rectification Agreement" should clarify that all such rights in any part of the world should have been incorporated into the original assignment.

      Management has reclassified the remaining amount payable as short term debt based on the withholding tax and the notice demand.

(6)   STOCKHOLDERS' EQUITY

      On February 5, 2001, the Company effected a 2-for-1 split (the "Split") of its Common Stock. As such, all share and per share information in the accompanying financial statements have been restated to reflect the Split.

      The Company sold its interest in MDA Group Plc to STG Holdings Plc, a major stockholder, on March 23, 2001 for the guaranteed value of $1,660,000 representing an excess over book value of approximately $1,000,000. As this amount represented a guarantee by a previous shareholder this excess over book value is reflected as a contribution to stockholders' equity for the period ended September 30, 2001.

(7)   ACQUISITION AGREEMENTS

      On April 21, 2000, the Company acquired through a stock for stock tender offer approximately 76.73% of the outstanding ordinary shares of Radical Technology Plc (subsequently renamed HTTP Software Plc). Through subsequent additional issuances of stock the Company has acquired 99.5% of Software's outstanding common stock in exchange for 2,549,644 shares of the Company's common stock, valued at approximately $13,025,000. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the dates of the acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed relates primarily to intangible assets and the remaining amount has been recorded as goodwill on the accompanying balance sheet. The fair values have been based on an independent valuation.

      During September 2000, the Company issued 3,600,000 shares of Common Stock for 100% of the outstanding stock of Core. Core is a holding company whose principal asset is an interest in Red Cube AG, a voice-over-IP telecommunications provider. The purchase agreement provided in part that Dr. Alexander Nill would guarantee to HTTP Technology that as of December 15, 2000 (the "Valuation date"), Core would have assets of not less than $25,000,000. Pursuant to this guarantee, Dr. Nill signed a Memorandum of Understanding (the "Memorandum"), on December 27, 2000, stipulating that the net assets of Core were estimated to be approximately $2,500,000 and that the warrants to purchase further Red Cube stock had a nil value. Dr. Nill acknowledged that he had been served with a formal demand to honor his obligations to HTTP pursuant to the terms of the personal guarantee provided to him as security for the transaction. The stockholder receivable amounted to approximately $14,771,000 as of September 30, 2001. As of September 30, 2001, the Company had received 3,000,000 shares (the "Escrow Shares") of the Company's Common Stock that were placed in escrow as part of the shareholder receivable. In Q3 2001, an agent, NYPPe LLC, was assigned by the escrow agent to dispose of the Escrow Shares in a secondary private placement that is expected to result in net proceeds to be received of approximately $15,000,000. The Company has also received a further 100,000 shares of the Company's Common Stock that are duly endorsed. As of September 30, 2001, the agent had sold 15,000 shares resulting in the Company's receipt of net proceeds of approximately $75,000.

      IMPAIRMENT OF VENDOR GUARANTEE. Impairment of a vendor guarantee in the amount of $4,338,000 relates to an impairment of the guarantee provided by Dr. Alexander Nill as to the fair value of certain assets acquired under the Company's acquisition of Core in September 2000. The vendor guarantee represents the fair value of 3,100,000 shares returned to the Company as partial consideration for the guarantee, of which 3,000,000 shares (the "Escrow Shares") were placed in escrow. In Q3 2001, an agent, NYPPe LLC was assigned by the escrow agent to dispose of the Escrow Shares in a secondary private placement. As of September 30, 2201, NYPPe LLC had disposed of 15,000 of the Escrow Shares for consideration of approximately $75,000. The Company has estimated the guarantee as the value of common stock based on a 15 day moving average from October 17, 2001, less a discount for the restricted nature of such Escrow Shares, for the remaining 3,085,000 giving a realizable value of approximately $14,771,000. The impairment of approximately $4,338,000, of which approximately $1,428,000 was impaired in Q3 2001 and approximately $2,910,000 was impaired in the quarter ended June 30, 2001, represents the difference between the value that may be realized and the value at acquisition ($20,364,000) less a provisional estimate of the fair value of the assets acquired ($1,255,000) as of the Valuation date. The Company will endeavor to seek remedy according to the full recourse guarantee given by Dr. Nill. However, it is uncertain that Dr. Nill has sufficient assets to be able to cover the shortfall.

      On December 29, 2000, the Company acquired all of the issued and outstanding shares of Nightingale Technologies (subsequently renamed HTTP Insights Ltd.), in a stock-for-stock transaction (the "Insights Offer"). The Company received the shares of Insights on December 29, 2000; however the Company was not required to pay any consideration for such shares unless certain conditions are met. These conditions include (1) the receipt of validation by the Defense Evaluation and Research Agency ("DERA") as to the technical and commercial viability of Insight's proprietary technology and (2) either (a) the Company's first use of a medical imaging prototype for scan analysis with third parties or (b) appropriate validation being provided to DERA as to the technical novelty and commercial viability of same, whichever shall be earlier. Upon the occurrence of each event, the Company is required to issue 15,000,000 shares of its Common Stock to Insights' shareholders.

      On February 22, 2001, the Company issued the first tranche of consideration for approximately $93,000,000 as a result of the DERA validation based on a weighted average share price of $6.20 per share. A further 15,000,000 shares will be issued either upon the Company's first use of a medical imaging prototype for scan analysis with third parties or upon appropriate validation being provided to DERA as to the technical novelty and commercial viability of same, whichever shall be earlier. Subsequent to September 30, 2001, the second tranche of contingent consideration was novated to the Company's subsidiary Medicsight Limited. Upon agreement with Insights, this obligation will transfer to Medicsight and will be fulfilled by the issuance of shares in Medicsight. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the dates of the acquisitions. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed of approximately $103,443,000 has been assigned to goodwill at the date of acquisition. The allocation of the purchase price has been based on preliminary estimates. The Company is pending an independent valuation of such in-process research and development costs and expects this valuation to be completed before December 31, 2001. The Company anticipates that this valuation report may result in a substantial write off of certain in-process research and development costs. The Company developed an undiscounted cash flow projection based on its best estimate at September 30, 2001. Based on that projection, there are no indications of an impairment of the purchase price over the fair value of the assets acquired and liabilities assumed.

      The Company is in an early stage of the development of its Medicsight business, and there are numerous future milestones that must be achieved in order for the Medicsight business to reach a point of commercial viability, including reaching the point of technical feasibility. Although, as of the date of this report, there are no indications of significant development problems, the successful achievement of these milestones is subject to uncertainty.

      The unaudited pro forma consolidated statement of operations gives effect to the acquisition of Insights, Core and Software as if they had occurred at the beginning of each period.

PRO FORMA:                                 NINE MONTHS ENDED   NINE MONTHS ENDED
                                          SEPTEMBER 30, 2001  SEPTEMBER 30, 2000
                                                 (UNAUDITED)         (UNAUDITED)
Revenues ...............................           $158,796            $452,720
Net loss ...............................       $(29,101,245)       $(20,411,032)
Basic and diluted net loss per share ...             $(0.50)             $(0.38)
Weighted average shares outstanding ....         57,868,582          54,260,580

      The unaudited pro forma consolidated financial information does not purport to represent what the Company's financial position or results of operations would actually have been if these transactions had occurred at such dates or to project the Company's future results of operations.

(8)   NEW ACCOUNTING PRONOUNCEMENTS

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

      SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 although goodwill on business combinations consummated after July 1, 2001 will not be amortised. On adoption the company may need to record a cumulative effect adjustment to reflect the impairment of previously recognised intangible assets. In addition, goodwill on prior business combinations will cease to be amortised. Had the Standard been in place during the nine months ended September 30, 2001, the Company would not have recorded amortization expense of approximately $14,251,000 and $965,000 for the nine months ended September 30, 2000. At this stage, the Company has not determined whether there will be a cumulative effect adjustment related to impairment at date of adoption. The Company will complete this determination in early 2002.

      SFAS NO. 143
      In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for asset retirement obligations be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet assessed the potential impact of the adoption of SFAS No. 143.

      SFAS NO. 144
      In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No, 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale consistent with the fundamental provisions of SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Whilst it supersedes APB Opinion 30 "Reporting the Results of operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" it retains the presentation of discontinued operations but broadens that presentation to include a component of an entity (rather than a segment of a business). However, discontinued operations are no longer recorded at net realizable value and future operating losses are no longer recognised before they occur. Under SFAS No. 144 there is no longer a requirement to allocate goodwill to long-lived assets to be tested for impairment. It also establishes a probability weighted cash flow estimation approach to deal with situations in which there are a range of cash flows that may be generated by the asset being tested for impairment. SFAS No. 144 also establishes criteria for determining when an asset should be treated as held for sale.

      SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The provisions of the Statement are generally to be applied prospectively. The Company currently has no plans to dispose of any operations and accordingly, does not anticipate that adoption of SFAS No. 144 will have a material impact on its results of operations or its financial position.

(9)   COMPREHENSIVE INCOME

      As of September 30, 2001, and for the nine months and quarter then ended, comprehensive income is comprised of a net loss from operations and the net effect of foreign currency translation adjustments. This comprised a net loss of approximately $26,358,000 and $10,081,000 and foreign currency translation adjustments of approximately $(27,000) and $4,000, resulting in comprehensive loss of approximately $26,385,000 and $10,077,000, respectively.

                                    SIGNATURE

            In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HTTP TECHNOLOGY, INC.


                                        By: /s/ Stefan Allesch-taylor
                                            ------------------------------------
                                            Stefan Allesch-Taylor
                                            Chairman and Chief Executive Officer


                                        By: /s/ Jason E. Forsyth
                                            ------------------------------------
                                            Jason E. Forsyth
                                            Chief Financial Officer

Date: November 21, 2001