Form 10KSB
period 2001-12-31
HTTP TECHNOLOGY INC
filed 2002-04-19
CIK 1001601

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB

(MARK ONE)

   /X/     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934
             FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2001
                                  OR
   / /     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934.
             FOR THE TRANSITION PERIOD FROM             TO

                             HTTP TECHNOLOGY, INC.
                 (Name of Small Business Issuer in its Charter)

             DELAWARE                            0-26886                            13-4148725
   (State or Other Jurisdiction                (Commission                       (I.R.S. Employer
of Incorporation or Organization)              File Number)                    Identification No.)

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

    Check whether the issuer: (1)filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file), and (2) has been
subject to such filing requirements for the past 90 days. Yes /X/    No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporate by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    State issuer's revenues for its most recent fiscal year: $225,086.

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY OF HTTP TECHNOLOGY, INC. HELD BY NON-AFFILIATES WAS $34,576,376, BASED ON THE AVERAGE BID AND ASKED PRICES OF SUCH COMMON EQUITY AS OF MARCH 26, 2002.

     ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

    Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes /X/    No / /

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. AS OF MARCH 26, 2002, THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $0.001 PER SHARE, OF HTTP TECHNOLOGY, INC. ISSUED AND OUTSTANDING WAS 57,868,582.

                      DOCUMENTS INCORPORATED BY REFERENCE

    If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (E.G., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (E.G., annual report to security holders for fiscal year ended December 24, 1990). NONE.

    Transitional Small Business Disclosure Format: (check one): Yes / /    No
/X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   NOTE REGARDING FORWARD LOOKING STATEMENTS

    Some of the statements in this Annual Report are forward-looking statements within the meaning of the federal securities laws. Generally forward-looking statements can be identified by the use of terms like "believe," "may," "will," "expect," "anticipate," "plan," "hope" and similar words, although this is not a complete list and we may express some forward-looking statements differently. Discussions relating to our plan of operation, our business strategy and our competition, among others, contain such statements. Actual results may differ materially from those contained in our forward-looking statements for a variety of reasons. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about the Company, discussed elsewhere in this Report.

    We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events contained or incorporated by reference in this Prospectus might not occur.

    Throughout this report, when we refer to "HTTP" or "the Company", or when we speak of ourselves generally, we are referring collectively to HTTP
Technology, Inc. and its subsidiaries unless the context indicates otherwise or as otherwise noted.

                NOTE REGARDING NUMBER OF SHARES AND SHARE PRICES

    On February 5, 2001, the Company effected a 2-for-1 forward split of its Common Stock (the "Split"). Throughout this Annual Report, all references to a number of shares of the Company's Common Stock or the price of the Company's Common Stock.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

    Our business objective is to conceive, develop and commercialize innovative applications derived from our core technology through our wholly owned subsidiaries HTTP Software PLC ("Software"), HTTP Insights Ltd. ("Insights"), and a majority-owned subsidiary, Medicsight PLC ("Medicsight"). Software generates revenue from our systems integration business and is not currently active in developing new products or pursuing new customers. Insights owns our core technology, the Stochastic Perception Engine, part of which (data classification) is being used by Medicsight to commercialize a new technology in the medical field.

    In April 2000, we acquired Radical Technology PLC (now known as Software) which provided us with a business dedicated to systems integration and software development. In December 2000, we acquired Nightingale Technologies Ltd. (now known as Insights), the principal technology of which is a Stochastic Perception Engine. A Stochastic Perception Engine processes and classifies unstructured data into meaningful outputs, enabling it to be viewed, interpreted or further manipulated by the user of the application. Similar technologies sit at the core of many of today's major software applications. Our Stochastic Perception Engine is comprised of four principal modules: cluster analysis, statistical modeling, classification and prediction. This technology has the ability to offer unprecedented processing speed, accuracy and comprehensiveness of results when compared to existing data classification technologies. Our Stochastic Perception Engine has significant potential uses in a wide variety of fields, including medical image analysis, the design of pharmaceuticals, environmental mapping, handwriting recognition, robotics and surveillance. In addition, we develop other proprietary algorithms which are used for analyzing visual data.

    We have recently restructured our business to focus more closely on the medical imaging applications derived from our original core technology. We have concluded the process of incorporating all research, software development, management and marketing activities related to our medical imaging initiatives into our subsidiary, Medicsight. Assets have been transferred and costs incurred on the development of the Medicsight system have been reimbursed and assigned by way of a loan note from Medicsight. The amount of the loan note to HTTP Technology, Inc. was L3,659,104, and this loan note has been converted into 58,868,582 ordinary shares of Medicsight issued to the Company and 15,000,000 ordinary shares of Medicsight issued to Nightingale.

    We were originally incorporated as a Utah corporation in 1977. On
December 19, 2000, we entered into an Agreement and Plan of Merger with our wholly-owned subsidiary HTTP Technology, Inc., a Delaware corporation, and thereby effected a reincorporation from Utah to Delaware. All references in this Prospectus to "HTTP", "the Company", "we" or "us" refer to HTTP
Technology, Inc., the Delaware corporation, if the event occurred on or after December 19, 2000 or to HTTP Technology, Inc., the Utah corporation, if the event occurred prior to December 19, 2000. We are authorized to issue 100,000,000 shares of Common Stock. On December 27, 2000, our Board of Directors approved a 2-for-1 forward split (the "Split") of our Common Stock, effective February 5, 2001, payable to holders of record on January 22, 2001. As of March 26, 2002, 57,868,582 shares of Common Stock were issued and outstanding. We maintain our corporate offices at 46 Berkeley Square, London, W1J 5AT, United Kingdom, telephone +44 (0) 207-598-4070, facsimile: +44 (0) 207-598-4071.

RECENT ACQUISITIONS

    FAIRFAX EQUITY LTD. On October 27, 1999, we entered into a conditional Acquisition Agreement and Plan of Reorganization (the "Reorganization Agreement") with Fairfax Equity Ltd. ("Fairfax"), a holding company, and the stockholders of Fairfax whereby we would acquire all of the issued capital stock of Fairfax. The acquisition was contingent upon the completion of all of our previously unfiled audited financial statements, the filing of all outstanding reports required by the Exchange Act, and the settlement of all outstanding legal proceedings. On December 22, 1999, all the conditions precedent to the Reorganization Agreement were met and, accordingly, we proceeded to implement the transactions contemplated by the Reorganization Agreement. Pursuant to this implementation, we issued a total of 17,280,000 shares of Common Stock to the shareholders of Fairfax in order to acquire 100% of the issued capital stock of Fairfax. These shares accounted for 80.3% of our issued share capital. The shareholders of Fairfax as a group thus acquired a majority of the shares issued and STG Holdings Plc ("STG"), the major shareholder of Fairfax, controlled 60.2% of the Company. STG is a company incorporated in England and Wales. Simultaneously with the closing of the Reorganization Agreement, Stefan Allesch-Taylor, our present Chairman and Chief Executive Officer, Nicholas Thistleton, and Sir Euan Calthorpe, Bt., were appointed to the Board of Directors of the Company. Mr. Allesch-Taylor, Sir Euan Calthorpe and Mark Warde-Norbury, directors of the Company at the time of such acquisition, were also, at that time, directors and shareholders of STG.

    SOFTWARE. On April 21, 2000, we acquired, through a stock-for-stock tender offer, approximately 76.73% of the issued and outstanding ordinary shares of Software. We offered 100 shares of Common Stock of the Company (the "Exchange Stock") for every 143 shares of capital stock of Software. Through additional issuances of stock subsequent to April 21, 2000, we have acquired an aggregate of 99.5% of the outstanding shares of Software in exchange for 2,549,642 shares of our Common Stock. Accordingly, we have the right under applicable law to compulsorily acquire the balance and to treat Software as a wholly-owned subsidiary. Assuming full acceptance, a total of 2,563,428 shares of our Common Stock will be issued, constituting approximately 4.4% of our outstanding shares.

    Software was a computer software developer, business systems integrator and package software supplier. Component parts of Software have been transferred with Insights into Medicsight, except for a limited number of core staff. The current maintenance contracts with Software will be honored.

Current contracts between Software and existing customers may be extended but Software is not actively seeking new customers.

    CORE VENTURES, LTD. In September 2000, we acquired Core Ventures Limited ("Core"), a privately held Internet venture company, from Troy Limited, a Cayman corporation. Under the agreement, we issued 3,600,000 shares of our Common Stock for 100% of the outstanding stock of Core. Core's principal asset was an interest of less than 1% in Red Cube AG ("Red Cube"), a voice-over-IP telecommunications provider, and warrants to purchase further shares (less than 3%) in Red Cube. The agreement provided in part that Dr. Alexander Nill, a principal of Troy, guaranteed to us that, as of December 15, 2000, Core would have had assets of not less than $25,000,000. At the time of this transaction, Dr. Nill was one of our directors. He resigned from that position, effective February 27, 2001.

    On December 27, 2000, Dr. Nill signed a Memorandum of Understanding stipulating that the net assets of Core were estimated to be approximately $2,500,000 and that the warrants to purchase further Red Cube stock held by Core had no value. Dr. Nill acknowledged that he had been served by us with a formal demand to honor his obligations to us pursuant to the terms of the personal guarantee provided by him as security for the Core acquisition. As part of this obligation, we have received 3,140,000 shares (the "Escrow Shares") of our Common Stock from Dr. Nill, all of which have been duly endorsed and placed into an escrow account. In addition, approximately 930,000 shares of our Common Stock still held by Dr. Nill have been subjected to a "stop-transfer" order on our stock records. In the fiscal quarter ended September 30, 2001, an agent, NYPPe, LLC, was assigned by the escrow agent to dispose of the Escrow Shares in a secondary private placement. As of December 31, 2001, 15,000 of the Escrow Shares had been sold, resulting in net proceeds to the Company of approximately $75,000.

    On March 6, 2002, Core entered into voluntary liquidation proceedings. In accordance with the Companies Act governing companies organized in the British Virgin Islands, Core has appointed a liquidator to assess the fair value of its assets. The liquidator may have to initiate legal proceedings in the State of New York to enforce Dr. Nill's guarantee and to seek compensation for the shortfall in value on the guarantee, approximately $9,109,000, which has not yet been provided to us by Dr. Nill. The value of the guarantee after deducting net assets acquired was approximately $19,109,000. We currently have in our possession, as discussed elsewhere, over 4 million shares which we have valued at approximately $10,000,000 leaving the shortfall above of $9,109,000.

    INSIGHTS. On December 29, 2000, we acquired all of the issued and outstanding shares of Insights, in a stock-for-stock transaction then valued at approximately $180 million. We received the shares of Insights on that date but, pursuant to the terms of our offer, were not required to pay any consideration for the Insights shares until certain conditions were met. The first of these conditions, that we receive a validation by the Defence Evaluation and Research Agency ("DERA"), an agency of the United Kingdom Ministry of Defence, as to the technical and commercial viability of Insights' proprietary technology, was satisfied on February 22, 2001. As such, we issued the first tranche of contingent consideration of 15,000,000 shares of our Common Stock on that date, valued at approximately $93,000,000 based on a weighted average share price of $6.20 per share. Subsequent to September 30, 2001, upon agreement with Nightingale, the seller of Insights, and in variance of the conditions precedent set forth in the original agreement, the parties agreed on November 22, 2001 that the obligation to issue the second tranche of contingent consideration may be satisfied by the direct issuance of shares in Medicsight to Nightingale. On November 22, 2001, Medicsight issued 15,000,000 shares in Medicsight to Nightingale, and Nightingale accepted such shares in satisfaction of our obligation under the original purchase agreement. The second tranche was valued at $21,832,000 based on the share price of stock being allotted by Medicsight. Total consideration for the purchase of Insights was approximately
$115 million. As of the date hereof, there is no public market for the Medicsight shares.

BUSINESS STRATEGY

    We are a developer of software technology. We have three principal operating subsidiaries, Software, Insights, and Medicsight.

    SOFTWARE. Over the last four years, Software has generated revenue from its systems integration business together with maintenance of its in-house developed systems integration and network software products. In 2001, we decided to focus Software's resources towards working with Insights to assist in development of the core technology of the Stochastic Perception Engine. The majority of the Software staff are now employed full-time by Medicsight. The current maintenance contracts with Software will be honored. Current contracts between Software and existing customers may be extended but Software is not actively seeking new customers.

    INSIGHTS. The research and development team at Insights conceived and continues to develop our core proprietary technologies. Our principal technology is a Stochastic Perception Engine that processes and classifies unstructured data into meaningful outputs, enabling it to be viewed, interpreted or further manipulated by the user of the application. This type of technology sits at the core of many of today's major software applications. Our Stochastic Perception Engine is comprised of four principal capabilities: cluster analysis, statistical modeling, classification and prediction.

    The Insights team is based in our head office in central London, where they work closely with our management in scoping, defining, planning and developing specific solutions for applications identified through our strategic market research team. All of the Insights team is currently focused on the Medicsight system and is now employed directly by Medicsight (as described below). Insights currently owns the Stochastic Perception Engine and the patent applications associated with the technology.

    Commercialization of the Stochastic Perception Engine is anticipated to occur through joint ventures and in-house development according to the optimum market entry strategy. The technology is designed to be deployed in the form of software modules or utility libraries, or embedded within microchips. In addition to the Medicsight system (described below), we are also working on developing other applications for our core technology. One area being explored is a computer vision system for the examination of baggage and packages being carried by airplanes.

    MEDICSIGHT. Our majority-owned subsidiary, Medicsight, is currently engaged in efforts to commercialize a state-of-the-art digital disease detection software system called the Medicsight system through the use of our core technology. At December 31, 2001, we owned 58,868,582 ordinary shares in Medicsight, constituting approximately 79.7% of the outstanding shares. Nightingale owns 15,000,000 ordinary shares of Medicsight, constituting approximately 20.3% of the outstanding shares. Medicsight is currently undertaking a private offering of an additional 6,000,000 shares, and if such offering is fully subscribed and sold, we will own approximately 73.7% of Medicsight's outstanding shares.

    The Medicsight system analyzes digital data from medical scanners, such as MRIs and CAT scans, and then alerts the clinician to any areas of possible abnormality. We believe the Medicsight system will be capable of reliably detecting cancer cells, calcification of the arteries and other abnormalities indicative of disease at earlier stages in the disease than current medical tools are able to detect. The potential advantage of the Medicsight system is that it does not rely on the human eye or human interpretation to detect possible abnormalities, thereby resulting in significant cost savings. After the system uses its technology to identify possible abnormalities, the clinician will then apply his/her education, training and experience to determine the next steps in medical diagnosis and treatment. The Medicsight system is capable of processing unprecedented volumes of images. It is now widely accepted that the most effective way to achieve early detection of these leading deadly diseases is through large scale screening. Such screening would allow national healthcare bodies to provide society with the best protection against premature death.

    Medicsight will offer an early diagnosis solution previously not thought possible because:

    - The proprietary technology enables Medicsight to automate accurately and reliably the process of scan analysis.

    - The service will be significantly cheaper than at present as it does not rely on radiologists as first readers who in current practice account for a significant proportion of the scan cost.

    - Significant patient volume can be achieved as the analysis is fully automated; screening volumes are not constrained by the finite number of radiologists.

    - The business model is unique as we intend to establish broad penetration through a series of cost-effective, efficient, screening services.

    Primary target markets include 16 countries across Europe (Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, the Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom). These primary targets were selected on the basis of their demographics and attractiveness for implementing screening systems. Other principal markets such as the United States and Japan will be targeted in conjunction with the European launch.

    The total population within the 16 selected European countries is almost
400 million (source: United Nations Statistics Division). The primary target population is based on individuals at risk of developing coronary heart disease, lung or colon cancer. These 140 million people are aged between 45 and 75, of whom it is estimated that a minimum of 60 million could be clearly defined as being at significantly higher risk. The base plan forecasts a volume of
1.8 million scans per annum in 2006. This represents 1.3% of the at risk population aged 45-75 and 3% of those at significantly higher risk.

    Currently the Medicsight system is undergoing systematic testing to ensure our objectives are met. This is expected to be completed in 2002 when we intend to open a series of operational pilot units, and the first Medicsight centers are expected to be on stream by mid-2003. The initial units will be used to gain regulatory approval and acquire market and clinical data. Operational and development costs for Fiscal 2002 are estimated at approximately $5.5 million. Medicsight is currently raising approximately $8.7 million by way of a private placing of 6 million shares. This is in addition to the credit facility of L10,000,000 ($14.5 million) that expires in November 2004. Medicsight expects to incur further operational and development costs in 2003 of approximately
$6.5 million before Medicsight is financially self sufficient in 2004. Our expansion strategy across Europe calls for several business models. Besides the Company-operated Medicsight scanning centers, we will operate partnerships with industry leaders to achieve rapid market penetration across our target regions. Revenue streams will include: scan analysis fees, service charges, franchise license fees and franchise royalties based on revenues.

    The marketing strategy will initially target all healthcare providers and insurance companies that can direct large numbers of individuals in the higher risk categories to Medicsight centers. In addition to professional referrals it is anticipated that individuals will self-refer to the centers. As with dental plans, we expect corporations and healthcare institutions to begin supporting individuals' screening plans in the near future. Higher risk individuals applying for life insurance or renewing their policies could automatically be enrolled in screening programs and would visit a service center for scans as a matter of routine. This concept will be marketed simultaneously to hospitals and institutions to ensure widespread credibility and acceptance. Medicsight services will be publicized through a series of marketing campaigns.

    We have yet to derive any revenue from the Medicsight system. We cannot assure you that Medicsight will be successful in commercializing the Medicsight system, or if such system is commercialized, that its use will be profitable to Medicsight. We face many obstacles in commercializing our core technology. Current constraints in medical image analysis which prevent large-scale population screening include:

    - Cost Constraints:

       - Prohibitive cost of skilled radiologists

    - Human Constraints:

       - Shortage of qualified radiologists available to analyze the large increase in the number of images

       - Limitations of image analysis conducted by the human eye (e.g. fatigue, limited attention span, poor eyesight)

    - Technical Challenges:

       - Difficulty in differentiating normal from diseased tissues (i.e. high number of "false positives")

       - Inability correctly to identify disease types

    - Industry Supply Constraints:

       - Lack of affordable preventive healthcare programs

    We are not aware of any direct competition with the Medicsight system. There are computer-aided diagnostic systems and other screening businesses which work in the field, but, in our view, such existing systems are overly dependent on human resources to carry out the analysis, as none have automated diagnosis capability, and are therefore unable to achieve large economies of scale.

EMPLOYEES

    As of March 26, 2002, the HTTP group had 40 employees, all of whom are full-time employees. Our employees are not part of a union. We believe that we have an excellent relationship with our employees.

PATENTS AND TRADEMARKS

    Protection of our proprietary technology, and our rights over that technology, from copy or unchallenged use is essential to our future success. Any challenges to or disputes concerning our core technology will result in great expense, delays in bringing products to market and disruption of our focus on our core activities. They may also result in loss of rights over our technology or the right to operate in particular markets due to adverse legal decisions against us.

    We have filed patents in the UK, USA and ASEAN covering the application of our core technology. However, we have not yet been granted any patents. We cannot provide assurance that patents protecting our core technology will be granted or that they will not be challenged, or that rights granted to us will actually provide us with advantage over our competitors.

    Failure to register appropriate patents, copyrights or trade marks in any jurisdiction may impede our ability to create brand awareness in our products, result in expenses involved in pursuing or defending related legal action, or result in lost revenues through delays incurred due to intellectual property disputes. For example, others may already have been granted rights over similar technology that would impede our ability to enter markets freely and may challenge our entrance to those markets. Where we are required to purchase licenses from those with prior rights in any country, we cannot assure you that we will be able to do so at a commercially acceptable cost.

RESEARCH AND DEVELOPMENT

    The technology underlying the Medicsight system has not yet been commercialized. Under United States generally accepted accounting principles, until the technology is determined to be feasible, all research and development expenditures must be expensed rather than capitalized. During the twelve months ended December 31, 2001, we expended approximately $1,266,000 for research and development expenses for the Medicsight system. For the twelve months ended December 31, 2000 we did not expend any funds for research and development. We cannot predict the amount of additional expenditures that will be necessary prior to achieving commercialization. Asia IT Capital Investments Limited ("Asia IT") has provided a L10,000,000 ($14,500,000) three-year credit facility for our subsidiary, Medicsight. Asia IT own 9.6% of the outstanding shares of Medicsight.

MAJOR CUSTOMERS

    Major customers in Fiscal 2001 were as follows:

    Commonwealth Secretariat approximately $67,000 or 29.8% of sales

    Eidos Interactive approximately $58,000 or 25.8% of sales

    Texaco approximately $51,000 or 22.7% of sales

    As of December 31, 2001, receivables from these customers represented 0% of total accounts receivable. In Fiscal 2000 the sales from customers representing greater than 10% of revenues were from were Red Cube AG, which accounted for 26.7% of sales (of which $74,000 was allowed as doubtful) and Texaco, which accounted for 13.4% of sales. In addition, there were sales to the following prior to acquisition: Radical Technology PLC, which accounted for 19.3% of sales, and Nightingale Technologies Ltd, which accounted for 25.7% of sales.

GOVERNMENTAL REGULATION

    Medicsight is a system that analyzes digital data from medical scanners, such as MRI's and CAT scans, and then alerts the clinician to any areas of possible abnormality. It is not a diagnostic system. We are not aware of government regulations that would be applicable to the Medicsight system. To the extent that government regulations would apply depending upon the countries in which we sell or license the Medicsight system, such regulations could delay the commercial introduction of Medicsight and could significantly increase our costs of operations.

GENERAL

    Our address is 46 Berkeley Square, London, W1J 5AT, United Kingdom. Our telephone number is 011-44-207-598-4070. Our Internet address is http://www.http-tech.com. Information on our website is not deemed to be a part of this Annual Report.

ITEM 2. DESCRIPTION OF PROPERTY.

    We maintain our corporate offices at 46 Berkeley Square, Mayfair, London, United Kingdom W1J 5AT. The office is comprised of 9,642 square feet. We do not have a formal, written lease for these offices. Rent is paid quarterly in advance to a property management company, Berkeley Square Ventures Limited, who in turn collects the rent for International Cellulose Company Limited, who holds the lease on the property. In November 2001 International Cellulose Company Limited was acquired by STG (Holdings) PLC the majority stockholder of the Company. We maintain subsidiary and affiliate offices at Jessop House, 100 Tamworth Road, Croydon, Surrey, United Kingdom. The lease on these offices is currently for sale as all staff have been moved to 46 Berkeley Square and the office is not required.

    The property currently occupied is adequate for the current needs of the Company.

    We do not currently, and do not intend to, invest in real estate or interests in real estate, real estate mortgages, or entities primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS.

    On January 23, 2002, Chess Ventures LLC ("Chess") commenced a lawsuit against us in the Chancery Court of Delaware, seeking an order to compel us to remove restrictive legends from share certificates owned by Chess so that Chess could sell the shares represented by the certificates under Rule 144 of the Securities Act ("Rule 144"). Chess has also claimed money damages due to our failure to remove the legends. We have filed a defense and counterclaim to this claim and have subsequently instructed our transfer agent to remove the restrictive legends on all applicable certificates (including those held by Chess) should proper requests be made by the holders thereof in accordance with Rule 144. The matter currently remains in the pre-trial discovery stage. Accordingly, we are unable to state whether any outcome is either probable or remote.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

    The shares of our Common Stock are quoted on the OTC-Bulletin Board, maintained by the National Association of Securities Dealers, Inc. The Common Stock is trading under the symbol "HTTP".

    The following table sets forth the range of high and closing prices information for HTTP Common Stock for each quarter within the last two fiscal years, after giving effect to the Split. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

                                                                CLOSING PRICES ($)
                                                              ----------------------
PERIOD                                                          HIGH          LOW
------                                                        --------      --------
2000
First Quarter...............................................    7.469         2.50
Second Quarter..............................................     8.00         5.00
Third Quarter...............................................   10.063         7.50
Fourth Quarter..............................................     9.00        6.438

2001
First Quarter...............................................     7.00         5.50
Second Quarter..............................................     7.44         6.30
Third Quarter...............................................     7.10         5.30
Fourth Quarter..............................................     6.00         4.50

2002
First Quarter...............................................     4.70         2.25

    As of March 31, 2002, there were 1,556 holders of record of HTTP common stock.

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

    On January 6, 2000, the Company entered into an underwriting agreement (the "Underwriting Agreement") with Panther Capital Ltd. ("Panther") to sell shares of Common Stock and warrants of the Company pursuant to an exemption from registration under Regulation S promulgated under the Securities Act. Pursuant to the terms of the Underwriting Agreement, the Company sold 10,000,000 shares of its Common Stock (the "Panther Shares"), at a price of $0.50 per share to certain sub-underwriters named in the Underwriting Agreement, for whom Panther acted as lead underwriter. In consideration for such underwriting, Panther received warrants to purchase up to 2,000,000 shares of Common Stock of the Company (the "Warrants"). The Warrants were exercisable at $0.50 per share if exercised within one year of the first closing of the Agreement, which occurred on January 28, 2000 (the "First Closing"), and at a price of $5.00 per share if exercised within two years of the date of the First Closing. The fair value of the Warrants on the date of the grant was approximately $4,428,000. On May 12, 2000, Panther exercised all the Warrants for $1,000,000.

    Under the Underwriting Agreement, the Company was obligated to prepare a registration statement covering 25% of the Panther Shares under the Securities Act and to file such registration statement with the Commission within 90 days of the completion of the offering of the Panther Shares (the "Registration Statement"). Prior to and during the period of 120 days after the Registration Statement is declared effective by the Commission, the Company has agreed not, without prior written consent of Panther, to issue, offer, sell, or grant options to purchase or otherwise dispose any of the Company's equity securities or any other securities convertible into or exchangeable for its common stock or other equity security, other than pursuant to transactions already disclosed to Panther. Additionally, for a period of 180 days after the first date that any of the Panther Shares are released for sale to the public, the officers and directors of the Company have agreed not to directly or indirectly sell or offer to sell or otherwise dispose any of their shares of common stock of the Company or any right to acquire any such shares without the prior written consent of Panther. The Registration Statement was filed by the Company on December 26, 2001, but such Registration Statement has not yet been declared effective. As the majority of the shares of Common Stock covered by the Registration Statement have been held for longer than two years, it is the Company's intent to withdraw such registration statement. and to allow such shares to be resold in accordance with the requirements of Rule 144 under the Securities Act.

    On April 21, 2000, the Company acquired, through a stock-for-stock tender offer (the "Software Offer"), approximately 76.73% of the issued and outstanding ordinary shares of Radical Technology PLC (subsequently renamed HTTP Software
PLC). Pursuant to the Software Offer, HTTP offered 100 shares of common stock of the Company (the "Exchange Stock") for every 143 shares of capital stock of Software. Through additional issuances of stock subsequent to April 21, 2000, the Company has acquired an aggregate of 99.5% of the outstanding shares of Software in exchange for 2,549,642 shares of the Company's Common Stock. Accordingly, the Company has the right under applicable law to compulsorily acquire the balance and to treat Software as a wholly owned subsidiary. Assuming full acceptance of the Software Offer, a total of 2,563,428 shares of the Company will be issued, constituting approximately 4.1% of the Company's outstanding shares. The Exchange Stock was not initially registered under the Securities Act. However, as a condition of the Software Offer, the Company had agreed to file a registration statement with the Commission covering the Exchange Stock within twelve months from the date of issue of the Exchange Stock. Furthermore, the Company agreed not to file a registration statement during this twelve-month period covering any shares held by STG Holdings PLC. The Company filed the Registration Statement covering the Exchange Stock on December 26, 2001. However, because the majority of the shares covered by the Registration Statement have now been held for longer than two years, it is the Company's intent to withdraw such registration statement and allow the shares to be resold in accordance with the requirements of Rule 144 under the Securities Act.

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

    On May 25, 2000, the Company issued a private placement memorandum to raise up to $30 million through the sale of shares of Common Stock at a price of $6.25 per share pursuant to an exemption from registration under Regulation S promulgated under the Securities Act. The final closing of the placement was in November 2000. The Company raised the minimum allowed under the private placement, $10 million and established a $20 million credit facility (the "Credit Facility") with Asia IT Capital Investment Limited ("Asia IT") as of December 15, 2000 to cover the balance of the funds it sought to raise. At the time we entered into such credit facility Asia IT was a 12.2% stockholder of the Company. Since such time, Asia IT has sold a substantial portion of its interest in the Company in private transactions. As of December 31, 2001, there was an outstanding balance of $1,070,000 under the Credit Facility, and the Company anticipates that, in the foreseeable future, it will need to draw upon the Credit Facility to continue to operate and meet its obligations as and when they become due. The Credit Facility originally expired on December 31, 2001, but such expiration date has been extended to June 30, 2003.

    In September 2000, we acquired Core Ventures Limited ("Core"), a privately held Internet venture company, from Troy Limited, a Cayman corporation. Under the agreement, we issued 3,600,000 shares of our Common Stock for 100% of the outstanding stock of Core. Core's principal asset was an interest of less than 1% in Red Cube AG ("Red Cube"), a voice-over-IP telecommunications provider, and warrants to purchase further shares (less than 3%) in Red Cube. The agreement provided in part that Dr. Alexander Nill, a principal of Troy, guaranteed to us that, as of December 15, 2000, Core would have had assets of not less than $25,000,000. At the time of this transaction, Dr. Nill was one of our directors. He resigned from that position, effective February 27, 2001.

    On December 27, 2000, Dr. Nill signed a Memorandum of Understanding stipulating that the net assets of Core were estimated to be approximately $2,500,000 and that the warrants to purchase further Red Cube stock held by Core had no value. Dr. Nill acknowledged that he had been served by us with a formal demand to honor his obligations to us pursuant to the terms of the personal guarantee provided by him as security for the Core acquisition. As part of this obligation, we have received 3,140,000 shares (the "Escrow Shares") of our Common Stock from Dr. Nill, all of which have been duly endorsed and placed into an escrow account. In addition, approximately 930,000 shares of our Common Stock still held by Dr. Nill have been subjected to a "stop-transfer" order on our stock records. In the fiscal quarter ended September 30, 2001, an agent, NYPPe, LLC, was assigned by the escrow agent to dispose of the Escrow Shares in a secondary private placement. As of December 31, 2001, 15,000 of the Escrow Shares had been sold, resulting in net proceeds to the Company of approximately $75,000.

    On March 6, 2002, Core entered into voluntary liquidation proceedings. In accordance with the Companies Act governing companies organized in the British Virgin Islands, Core has appointed a liquidator to assess the fair value of its assets. We intend to initiate legal proceedings in the State of New York to enforce Dr. Nill's guarantee and to seek compensation for the shortfall in value on the guarantee, approximately $9,109,000, which has not yet been provided to us by Dr. Nill.

    On December 29, 2000, the Company acquired all of the issued and outstanding shares of Insights, formerly known as Nightingale Technologies, Ltd., in a stock-for-stock transaction valued at approximately $180 million (the "Insights Offer"). The Company received the shares of Insights on that date but, pursuant to the terms of the Insights Offer, was not required to pay any consideration for the Insights shares until certain conditions were met. The first of these conditions, that the Company receive a validation by the Defence Evaluation and Research Agency ("DERA"), an agency of the United Kingdom Ministry of Defence, as to the technical and commercial viability of Insights' proprietary technology, was satisfied on February 22, 2001. As such, the Company issued the first tranche of contingent consideration of 15,000,000 shares of its Common Stock on that date. Such shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. Subsequent to September 30, 2001, upon agreement with Nightingale, the seller of Insights, and in variance of the conditions precedent set forth in the original agreement, the parties agreed that the obligation to issue the second tranche of contingent consideration may be satisfied by the direct issuance of shares in Medicsight to Nightingale. On November 22, 2001, Medicsight issued 15,000,000 shares in Medicsight to Nightingale, and Nightingale accepted such shares in satisfaction of our obligation under the original purchase agreement. As of the date hereof, there is no public market for the Medicsight shares. Medicsight is currently undertaking a private offering of 6,000,000 of its ordinary shares, but such offering has not yet been completed.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

    Except for historical information, the material contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking. This discussion includes, in addition to historical information, forward-looking statements, which involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences are discussed below. These risks and uncertainties include the rate of market development and acceptance of technology, the unpredictability of the Company's revenues, the limited revenues and significant operating losses generated to date, and the possibility of significant ongoing capital requirements. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995".

    These forward-looking statements are subject to risks, uncertainties and assumptions about the Company, including, among other things:

    - Our ability to commercialize our technology;

    - Our business and prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets;

    - Our ability to attract and retain customers;

    - Our ability to secure financing as and when necessary;

    - Our ability to achieve adequate levels of revenue to recover our investment in capitalized software development costs and acquired technology;

    - Our ability to retain the services of our key management, and to attract new members of the management team;

    - The likelihood of significant ongoing capital requirements; and

    - Our ability to effect and retain appropriate patent, copyright and trademark protection of our products.

    - We have recently restructured our business to focus more closely on the medical imaging applications derived from our original core technology. We have concluded the process of incorporating all research, software development, management and marketing activities related to our medical imaging initiatives into our subsidiary, Medicsight. Assets have been transferred and costs incurred on the development of the Medicsight system have been reimbursed and assigned by way of a loan note from Medicsight. The amount of the loan note to HTTP Technology, Inc. was L3,659,104, and this loan note has been converted into 58,868,582 ordinary shares of Medicsight issued to the Company and 15,000,000 ordinary shares of Medicsight issued to Nightingale.

    The Medicsight system analyzes digital data from medical scanners, such as MRIs and CAT scans, and then alerts the clinician to any areas of possible abnormality. We believe the Medicsight system will be capable of reliably detecting cancer cells, calcification of the arteries and other abnormalities indicative of disease at earlier stages in the disease than current medical tools are able to detect. The potential advantage of the Medicsight system is that it does not rely on the human eye or human interpretation to detect possible abnormalities, thereby resulting in significant cost savings. After the system uses its technology to identify possible abnormalities, the clinician will then apply his/her education, training and experience to determine the next steps in medical diagnosis and treatment. The Medicsight system is capable of processing unprecedented volumes of images. It is now widely accepted that the most effective way to achieve early detection of these leading deadly diseases is through large scale screening. Such screening would allow national healthcare bodies to provide society with the best protection against premature death.

    Medicsight will offer an early diagnosis solution previously not thought possible because:

    - The proprietary technology enables Medicsight to automate accurately and reliably the process of scan analysis.

    - The service will be significantly cheaper than at present as it does not rely on radiologists as first readers who in current practice account for a significant proportion of the scan cost.

    - Significant patient volume can be achieved as the analysis is fully automated; screening volumes are not constrained by the finite number of radiologists.

    - The business model is unique as we intend to establish broad penetration through a series of cost-effective, efficient, screening services.

    Primary target markets include 16 countries across Europe (Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, the Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom). These primary targets were selected on the basis of their demographics and attractiveness for implementing screening systems. Other principal markets such as the United States and Japan will be targeted in conjunction with the European launch.

    The total population within the 16 selected European countries is almost
400 million (source: United Nations Statistics Division). The primary target population is based on individuals at risk of developing coronary heart disease, lung or colon cancer. These 140 million people are aged between 45 and 75, of whom it is estimated that a minimum of 60 million could be clearly defined as being at significantly higher risk. The base plan forecasts a volume of
1.8 million scans per annum in 2006. This represents 1.3% of the at risk population aged 45-75 and 3% of those at significantly higher risk.

    Currently the Medicsight system is undergoing systematic testing to ensure our objectives are met. This is expected to be completed in 2002 when we intend to open a series of operational pilot units, and the first Medicsight centers are expected to be on stream by mid-2003. The initial units will be used to gain regulatory approval and acquire market and clinical data. Operational and development costs for Fiscal 2002 are estimated at approximately $5.5 million. Medicsight is attempting to raise approximately $8.7 million by way of a private placing of 6 million shares. This is in addition to the Asia IT facility of L10,000,000 ($14.5 million) that expires in November 2004. Medicsight expects to incur further operational and development costs in 2003 of approximately
$6.5 million before Medicsight is financially self sufficient in 2004. Our expansion strategy across Europe calls for several business models. Besides the Company-operated Medicsight scanning centers, we will operate partnerships with industry leaders to achieve rapid market penetration across our target regions. Revenue streams will include: scan analysis fees, service charges, franchise license fees and franchise royalties based on revenues.

    The marketing strategy will initially target all healthcare providers and insurance companies that can direct large numbers of individuals in the higher risk categories to Medicsight centers. In addition to professional referrals it is anticipated that individuals will self-refer to the centers. As with dental plans, we expect corporations and healthcare institutions to begin supporting individuals' screening plans in the near future. Higher risk individuals applying for life insurance or renewing their policies could automatically be enrolled in screening programs and would visit a service center for scans as a matter of routine. This concept will be marketed simultaneously to hospitals and institutions to ensure widespread credibility and acceptance. Medicsight services will be publicized through a series of marketing campaigns.

    We have yet to derive any revenue from the Medicsight system. We cannot assure you that Medicsight will be successful in commercializing the Medicsight system, or if such system is commercialized, that its use will be profitable to Medicsight. We face many obstacles in commercializing our core technology. Current constraints in medical image analysis which prevent large-scale population screening include:

    - Cost Constraints:

       - Prohibitive cost of skilled radiologists

    - Human Constraints:

       - Shortage of qualified radiologists available to analyze the large increase in the number of images

       - Limitations of image analysis conducted by the human eye (e.g. fatigue, limited attention span, poor eyesight)

    - Technical Challenges:

       - Difficulty in differentiating normal from diseased tissues (i.e. high number of "false positives")

       - Inability correctly to identify disease types

    - Industry Supply Constraints:

       - Lack of affordable preventive healthcare programs

    We are not aware of any direct competition with the Medicsight system. There are computer-aided diagnostic systems and other screening businesses which work in the field, but, in our view, such existing systems are overly dependent on human resources to carry out the analysis, as none have automated diagnosis capability, and are therefore unable to achieve large economies of scale.

    The Company commenced operations under the current management on October 18, 1999. As such, there is no comparable full-year data for the fiscal year ended December 31, 1999 ("Fiscal 1999"). The Company's functional currency is the United States Dollar.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2001 VS. FISCAL YEAR ENDED DECEMBER 31, 2000

    REVENUES. For Fiscal 2001, our gross revenues from operations were approximately $225,000, as compared to approximately $514,000 in Fiscal 2000. We have relied heavily upon proceeds from the sale of our securities and a credit facility from one of our stockholders to fund our operations. Revenue is recognized as software maintenance services are performed, in accordance with the terms of the contractual arrangement, where persuasive evidence of an arrangement exists, the fee is fixed and determinable and collection is reasonably assured.

    Our revenues for Fiscal 2001 and 2000 were primarily comprised of software product consulting and support services. During Fiscal 2001, we had three customers who represented a significant portion of our revenues. The customers are Commonwealth Secretariat, which accounted for 29.8% of sales, Eidos Interactive, which accounted for 25.8% of sales and Texaco, which accounted for 22.7% of sales. In Fiscal 2000 the sales from customers representing greater than 10% of revenues were from were Red Cube AG, which accounted for 26.7% of sales (of which $74,000 was allowed as doubtful) and Texaco, which accounted for 13.4% of sales. In addition, there were sales to the following prior to acquisition: Radical Technology PLC, which accounted for 19.3% of sales, and Nightingale Technologies Ltd, which accounted for 25.7% of sales.

    The decrease in the revenues from Fiscal 2000 to Fiscal 2001 is due to the change in focus of Software's operations from providing software consulting services to third parties to providing testing and development services to the group on the Medicsight system and the Stochastic Perception Engine.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expenses were $10,522,000 in Fiscal 2001 compared to $5,785,000 for Fiscal 2000. The increase was due to an increase in staff and directors' compensation from $1,446,000 in Fiscal 2000 to $2,788,000 in Fiscal 2001. In addition, we moved to larger offices at 46 Berkeley Square in early 2001 to accommodate the increased staff numbers at the London office as Software staff were moved from the Company's

Croydon office. This increased rent and service charges from $315,000 in Fiscal 2000 to $1,452,000 in Fiscal 2001. Professional fees, including technology development and consulting services, were approximately $1,466,000 in Fiscal 2001 and $2,628,000 in Fiscal 2000. The reduction is due to the Company's no longer having consulting contracts outstanding. In addition, the Company amortized $4,494,000 of intangibles relating to the purchase of the Insights technology from Nightingale during Fiscal 2001.

    We expect selling, general and administrative expenses to continue at a similar level in the near future as we continue to devote resources to the expansion of the Company.

    SOFTWARE DEVELOPMENT COSTS WRITTEN OFF. During Fiscal 2001 software development costs of approximately $77,000 were written off as the projects concerned (Addserver--structure advertising software and Callanalysis--a website) were halted. During Fiscal 2000, we wrote off $2,020,000 in software development costs. These costs include $1,878,000 previously capitalized upon the acquisition of Software, but which was subsequently written off during the year. We decided to write off such costs because, after we acquired Software, we altered the strategic direction of Software to focus its resources on other projects, particularly the Stochastic Perception Engine project (the proprietary technology of Insights). Therefore, the software development costs written off were written down to an assessed net realizable value of zero. Software development costs also include $182,000 of in-process research and development costs that we wrote off when we acquired Software in April 2000.

    DEPRECIATION AND AMORTIZATION EXPENSE. We had excess of purchase price over net assets acquired of approximately $10,155,000, associated with the acquisition of Software. We received the shares of Insights on December 29, 2000; however we were not required to pay any consideration for such shares unless certain conditions were met. On February 22, 2001, the first of these conditions was met, and as such we issued the first tranche of consideration of 15,000,000 shares, valued at approximately $93,000,000 based on a weighted average share price of $6.20 per share. Subsequent to September 30, 2001, upon agreement with the seller of Insights and in variance of the conditions precedent set forth in the original agreement, the parties agreed that the obligation to issue the second tranche of contingent consideration may be satisfied by the direct issuance of shares in Medicsight to Nightingale, the seller of Insights. On November 22, 2001, Medicsight issued 15,000,000 shares in Medicsight to Nightingale, and Nightingale accepted such shares in satisfaction of our obligation under the original purchase agreement. The shares were valued at L1.00 ($1.45) (par value L0.05) based on the share price of stock being allotted by Medicsight. These issuances gave rise to an excess of purchase price over net assets acquired of approximately $102,313,000 from our acquisition of Insight.

    Our policy is to amortize goodwill over five years. The amortization charge for Fiscal 2001 was $15,385,000 compared to $1,260,000 for Fiscal 2000. This significant increase in amortization charge is primarily due to the amortization associated with the acquisition of Insights.

    The Company acquired intangibles from Software of Value of Workforce, $321,000 (expected useful life 4 years), Value of Trademark, $46,000 (2 years useful life), Value of Existing Contracts, $96,000 (2 years useful life). The Company acquired intangibles from Insights Technology, $22,470,000 (expected useful life 5 years) and Value of Workforce, $180,000 (expected useful life
2 years) The amortization charge for Fiscal 2001 was $4,662,000 and the charge for Fiscal 2000 was $143,000. As Software is no longer developing its in-house software we have fully impaired the Software intangibles. In addition we have fully impaired the Insights Value of Workforce as the initial employees have left the company.

    IMPAIRMENT OF GOODWILL. Impairment of goodwill relates to the excess purchase price over net assets acquired on the acquisition of Software. In Fiscal 2001, the impairment was $7,217,000. We have fully impaired the goodwill as Software is no longer developing its own in-house technology.

    IMPAIRMENT LOSS ON INVESTMENTS. Impairment loss on investments of $2,412,000 relates to the impairment in the carrying values of Compaer AG, Red Cube AG and other immaterial investments. Based on the financial status of Compaer AG and Red Cube AG, the investments were permanently impaired, and the Company has recorded an impairment for the entire carrying value of these investments. Impairment loss on investments in Fiscal 2000 of $225,000 relates to the impairment in the carrying value of one of the Company's minority investments, Strategic Intelligence.

    IMPAIRMENT OF VENDOR GUARANTEE. In Fiscal Year 2001, impairment of a vendor guarantee in the amount of $9,109,000 relates to an impairment of the guarantee provided by Dr. Alexander Nill as to the fair value of certain assets acquired under the Company's acquisition of Core in September 2000. The vendor guarantee represents the fair value of 4,070,000 shares returned to the Company as partial consideration for the guarantee, of which 3,100,000 shares (the "Escrow Shares") were placed in escrow. In the third quarter of Fiscal 2001, an agent, NYPPe LLC, was assigned by the escrow agent to dispose of the Escrow Shares in a secondary private placement by the selling security holder. As of December 31, 2001, NYPPe LLC had disposed of 15,000 of these shares for a consideration of approximately $75,000. We have estimated the value of the guarantee as the value of the common stock, based on the recent history of the stock price, giving a realizable value of approximately $10,000,000.

    On March 6, 2002, Core entered into voluntary liquidation proceedings. In accordance with the Companies Act governing companies organized in the British Virgin Islands, Core has appointed a liquidator to assess the fair value of its assets. We intend to initiate legal proceedings in the State of New York to enforce Dr. Nill's guarantee and to seek compensation for the shortfall in value on the guarantee, approximately $9,109,000, which has not yet been provided to us by Dr. Nill.

    NET LOSS AND NET LOSS PER SHARE. Our net loss for Fiscal 2001 was ($45,845,000), compared to a net loss for Fiscal 2000 of ($8,714,000). Our net loss for Fiscal 2001 included amortization of goodwill of $15,385,000 and impairment of goodwill of $7,217,000. Our loss per share for Fiscal 2001 was ($0.82) based on weighted average shares outstanding of 55,690,212, compared to net loss per share for Fiscal 2000 of ($0.24), based on weighted average shares outstanding of 36,383,441.

    RELATED PARTY TRANSACTIONS. As more fully discussed in Note 9 of the financial statements included in this Annual Report, during September 2000, the Company acquired 100% of the outstanding stock of Core Ventures Limited. At the time of this transaction, Dr. Alexander Nill was a Director of the Company and principal beneficial shareholder of Core Ventures Limited. In connection with this acquisition, Dr. Nill had guaranteed the valuation of the net assets of Core Ventures Limited to be not less then $25,000,000 as of December 15, 2000. On December 27, 2000 Dr. Nill acknowledged the net assets of Core Ventures Limited to be approximately $2,500,000 and agreed to provide other investments valued at $10,900,000 to the Company. The remaining balance of $11,600,000 due under this guarantee was to be paid in cash no later than June 26, 2001.
Dr. Nill resigned as a Director of the Company effective February 27, 2001.

    As more fully discussed in Note 9, during 2000 the Company entered into certain agreements to acquire Ferman AG. At the time of these agreements, Dr. Alexander Nill and Martin Lechner, the principal shareholder and Chief Executive Officer of Ferman AG, respectively, were Directors of the Company. As conditions to closing on the transaction had not been fulfilled, the Company decided not to proceed with the acquisition. Mr. Lechner and Dr. Nill resigned as Directors of the Company on December 11, 2000 and February 27, 2001, respectively.

    As more fully discussed in Note 9, on December 29, 2000, the Company acquired all of the issued and outstanding shares of Insights. Asia IT was a shareholder in Insights as well as the Company at the time of the acquisition, and has provided a credit facility for up to $20,000,000. The credit facility originally expired on December 31, 2001, but has been extended to June 30, 2003. All advances under the credit facility accrue interest at 2% above LIBOR. The Company is restricted from borrowing funds, directly or indirectly, other than through the credit facility, without the consent of Asia IT.

    On November 20, 2001, Asia IT entered into a L10,000,000 ($14,500,000)
credit facility with Medicsight. Such facility matures in November 2004 and is secured by a lien on all assets of Medicsight. Interest on outstanding amounts accrues at 2% above GBP LIBOR. Pursuant to such credit facility, Medicsight has covenanted to undertake a public offering of its ordinary shares in an amount not less than L25,000,000 not later than March 2002. If Medicsight does not complete such an offering, the credit facility nevertheless will remain in place. The loan is convertible into ordinary shares in Medicsight upon announcement of an Offer to Subscribe, Placing or other public offering of its ordinary shares at the same price per share as the offering price. Due to the private offering currently being undertaken by Medicsight, the loan is currently convertible. In addition Asia IT acquired approximately 7,080,000 Medicsight shares from the 15 million shares issued to Nightingale Technologies as part of the Insights acquisition.

    The Company's corporate offices at 46 Berkeley Square are leased by International Cellulose Company Limited (ICCL), a company registered in England and Wales. STG Holdings PLC, the majority stockholder of HTTP Technology, acquired 100% of the issued share capital of International Cellulose Company Limited in November 2001. Rent on 46 Berkeley Square is managed by Berkeley Square Ventures Limited (BSV), a property management company incorporated in England and Wales. Berkeley Square Ventures Limited estimates the rental space occupied by the tenants and collects the rents from the tenants (including HTTP and ICCL) on behalf of ICCL. There are no formal leases between BSV and the tenants or a formal agreement between ICCL and BSV for BSV to collect the rent due. In 2001 the Company paid BSV $285,000 in rent.

    CONTRACTUAL OBLIGATIONS AND COMMITMENTS. As of December 31, 2001, the Company was party to capital lease obligations in the amount of $24,836. These obligations require monthly payments of $665, including interest computed at the rate of 0.76% through October 2005 and are secured by the underlying equipment. The Company has property lease obligations in the amount of $125,000 for the lease of Software's Croydon offices. This lease is currently for sale as these offices are surplus to requirements. As discussed in the paragraph above the Company does not hold a lease for its corporate offices at 46 Berkeley Square.

LIQUIDITY AND CAPITAL RESOURCES

    WORKING CAPITAL. At December 31, 2001, the Company had approximately $657,000 in current assets. Cash and cash equivalents amounted to approximately $203,000, and current liabilities were approximately $5,862,000. At
December 31, 2000, the Company had approximately $6,856,000 in current assets, of which $6,231,000 consisted of cash and cash equivalents. Current liabilities were approximately $1,252,000. Working capital at the end of Fiscal 2001 was approximately $(5,205,000), as compared to approximately $5,604,000 at the end of Fiscal 2000. The decrease in working capital during Fiscal 2001 was attributable to the cash at 31 December 2000 being used to finance the operations in Fiscal 2001. The ratio of current assets to current liabilities was 0.11 to 1.0 at the end of Fiscal 2001, as compared to 5.5 to 1.0 at the end of Fiscal 2000.

    NET DECREASE IN CASH AND CASH EQUIVALENTS. During Fiscal 2001, the Company's cash and cash equivalents decreased by approximately $(6,028,000). This decrease was primarily the result of net cash used in operations of approximately $5,948,000 and net cash used in financing operations of approximately $1,615,000. The Company received net cash of approximately $1,572,000 in investment activities, primarily from the disposition of investments in Fiscal 2001. During Fiscal 2000, the Company's cash and cash equivalents increased by approximately $5,725,000. This increase was primarily the result of net cash provided by financing activities in the amount of $11,789,000. The

Company used net cash of $3,386,000 in operations and $2,658,000 in investment activities during Fiscal 2000.

    NET CASH USED IN OPERATIONS. The use of cash in operations of approximately $5,948,000 in Fiscal 2001 was as a result of minimal revenues at the same time that we incurred a significant increase in operating costs. These significant costs included professional fees, salaries and director compensation, and service charges associated with rental property and rent, all of which resulted from the acquisitions made in the last two fiscal years and the expansion of our infrastructure necessary to support the research and development necessary to commercialize the Medicsight system which is the first application to be derived from the data classification system of our core technology.

    NET CASH USED IN INVESTMENT ACTIVITIES. For Fiscal 2001, the Company had a net cash inflow from investment activities of approximately $1,572,000. Such funds were received in the first quarter of 2001 from the sale of the Company's shareholding in MDA Group PLC and from funds received as part of the Core guarantee. For Fiscal 2000, the Company had a net cash outflow from investment activities of approximately $2,658,000. Such funds were used for software development of $86,000 at Software and the purchase of fixed assets for $464,000. Cash paid for investments of $2,109,000 relates to minority interests in Compaer AG of $1,211,000, Eurindia of $633,000 and Strategic Intelligence of $262,000. The Company does not currently have any commitments for material capital expenditures.

    NET CASH FROM FINANCING ACTIVITIES. In Fiscal 2001, the Company used net cash of $1,615,000 in financing activities, primarily due to the net repayment of loans. In Fiscal 2000, the Company received net cash of $11,789,000 from financing activities, primarily due to the issuance during the year of shares of Common Stock for net proceeds of $15,480,000. Cash provided by share issuances included $10,000,000 from a private placement of shares in May 2000, $5,000,000 from a private placement in the first quarter of Fiscal 2000 and $1,000,000 from the conversion of warrants in May 2000. See "Market for Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities".

    The Company acquired Insights in December 2000. At the time of such acquisition, Insights had outstanding $6,006,000 of long-term debt. This debt was part of the original loan of $10,000,000 that Insights owed to its parent company relating to the acquisition of patent applications for its Stochastic Perception Engine technology. The loan bears interest at 2% above LIBOR and is unsecured. The principal of the loan and accrued interest does not mature until October 5, 2003.

    STOCKHOLDERS' EQUITY. The Company's stockholders' equity at December 31, 2001 was approximately $101,853,000, including an accumulated deficit of ($54,459,000) and after deducting a vendor guarantee of approximately ($10,000,000). Additional paid-in capital at December 31, 2001 was approximately $166,299,000. The returned shares under the Core acquisition have been valued as a stockholder receivable, and are duly endorsed over to the Company. The Company's stockholders' equity was $23,215,000 at December 31, 2000.

    ADDITIONAL CAPITAL. The Company is likely to require additional capital during its fiscal year ending December 31, 2002 to implement its business strategies, including cash for (i) payment of increased operating expenses such as salaries for additional employees; and (ii) further implementation of its business strategies. Such additional capital may be raised through additional public or private financings, as well as borrowings.

    On December 15, 2000, the Company entered into an unsecured credit facility with Asia IT, which provides a $20,000,000 line of credit. Such line of credit originally expired on December 31, 2001, but has been extended until June 30, 2003. Interest on advances under the credit facility accrues at 2% above US LIBOR. The Company can draw down on this credit facility for its financing requirements, upon approval by the Company's Board of Directors and subject to approval by Asia IT (such approval not to be unreasonably withheld). The Company is restricted from borrowing funds, directly or indirectly, other than through the credit facility with Asia IT, without the consent of Asia IT. The availability of the credit facility reduces upon the Company's sale of any of its investment assets. The Company estimates that, in the foreseeable future, it will need to draw upon such credit facility in order to meet its liabilities as they come due.

    On November 20, 2001, Asia IT entered into a L10,000,000 ($14,500,000)
credit facility with Medicsight. Such facility matures in November 2004 and is secured by a lien on all assets of Medicsight. Interest on outstanding amounts accrues at 2% above GBP LIBOR. Pursuant to such credit facility, Medicsight has convenanted to undertake a public offering of its ordinary shares in an amount not less than L25,000,000 not later than March 2002. If Medicsight does not complete such an offering, the credit facility nevertheless will remain in place. The loan is convertible into ordinary shares in Medicsight upon announcement of an Offer to Subscribe, Placing or other public offering of its ordinary shares at the same price per share as the offering price. Due to the private offering currently being undertaken by Medicsight, the loan is currently convertible. In addition, Asia IT acquired approximately 7,080,000 Medicsight shares from the 15 million shares issued to Nightingale Technologies as part of the Insights acquisition.

    At December 31, 2001, the Company had drawn down approximately $1,070,000 under the $20 million facility with Asia IT, and Medicsight had drawn down approximately $255,000 under its L10,000,000 ($14,500,000) facility with Asia IT.

    During March 2002, Medicsight allotted 6,000,000 shares at L1.00 ($1.45) per share (par value L0.05) of which approximately 3,000,000 shares have been placed. Asia IT is underwriting the issue. As of March 25, 2002, Medicsight had received approximately $1,175,000 from the proceeds of such offering.

    To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution to the Company's stockholders. No assurance can be given, however, that the Company will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the Company's cash requirements to implement its business strategies. If we are unable to access the capital markets or obtain acceptable financing, our results of operations and financial conditions could be materially and adversely affected. We may be required to raise substantial additional funds through other means. The products derived from our proprietary software, including the Medicsight system, are expected to account for substantially all of our revenues from operations in the foreseeable future. Our technology has not yet been fully commercialized, and we have not begun to receive any revenues from commercial operations. We cannot assure our stockholders that our technology and products will be commercialized successfully, or that if so commercialized, that revenues will be sufficient to fund our operations. If adequate funds are not available to us, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish.

    CRITICAL ACCOUNTING POLICIES. In December 2001, the Securities and Exchange Commission requested that all registrants list their three to five most "critical accounting policies" in the Management's Discussion and Analyses of Financial Condition and Results of Operations. The Securities and Exchange Commission indicated a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in the Notes to the consolidated financial statements included in Item 7 of this Form 10-KSB. We believe that the following accounting policies fit the definition of critical accounting policies:

    - Impairment of long-lived assets and long-lived assets to be disposed of--The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's assessment for impairment of an asset involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

    - Impairment of excess of purchase price over net assets acquired--The Company evaluates the carrying value of goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's assessment for impairment of an asset involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

    - Research and development--Costs incurred in connection with the development of software products that are intended for sale are accounted for in accordance for in accordance with Statement of Financial Accounting Standards No.86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise marketed". Costs incurred prior to technological feasibility being established for the product are expensed as incurred. Technological feasibility is established upon completion of detail program design or, in its absence, completion of a working model. Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. Amortization commences when the product is available for general release to customers.

    - Recent accounting pronouncements--In June 2001, the Financial Accounting Standards Board authorized the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 141 requires intangible assets to be recognized if they arise from contractual or legal rights or are "separable", i.e., it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged. As a result, it is likely that more intangible assets will be recognized under SFAS No. 141 than its predecessor, APB Opinion No. 16 although in some instances previously recognized intangibles will be subsumed into goodwill.

    - Under SFAS No. 142, goodwill will no longer be amortized over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. A reporting unit is defined as a SFAS No. 131 operating segment or one level lower.. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Additionally, goodwill on equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Under SFAS No. 142 intangible assets with indefinite lives will not be amortized. Instead they will be carried at the lower cost or market value and tested for impairment at least annually. All other recognized intangible assets will continue to be amortized over their estimated useful lives.

    - SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 although goodwill on business combinations consummated after July 1, 2001 will not be amortized. On adoption the company may need to record a cumulative effect adjustment to reflect the impairment of previously recognized intangible assets. In addition, goodwill on prior business combinations will cease to be amortized. The Company has not determined the impact that these Statements will have on intangible assets or whether a cumulative effect adjustment will be required upon adoption.

    - SFAS No. 143. In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for asset retirement obligations be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet assessed the potential impact of the adoption of SFAS No. 143.

    - In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The Company is required to adopt the provision of SFAS No. 144 beginning with its fiscal year that starts January 1, 2002. The Company does not believe that adoption of SFAS 144 will have a material effect on its consolidated financial statements.

ITEM 7.  FINANCIAL STATEMENTS.

    The information required by this Item is included on pages F-1 to F-20 of this Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

PREVIOUS INDEPENDENT ACCOUNTANTS

    CALLAGHAN NAWROCKI LLP. On June 26, 2000, the Company and its independent accountants, Callaghan Nawrocki LLP, mutually agreed that Callaghan Nawrocki LLP would terminate its relationship as the Company's auditors. The Board of Directors recommended and approved the decision to change independent accountants.

    The reports of Callaghan Nawrocki LLP on the financial statements for the year ended December 31, 1998 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for the report on the 1998 audited financial statements which included a modification on the Company's ability to continue as a going concern. In connection with the audit for the year ended December 31, 2000, the Company's new independent accountants, Arthur Andersen, conducted an independent audit of the financial statements for the year ended December 31, 1999, and in connection therewith, the Company amended its Annual Report for the year ended December 31, 1999 to include the financial statements for such year as audited by Arthur Andersen. The amended and restated financial statements for the year ended December 31, 1999 modified, in certain respects, the financial statements for such fiscal year as previously reported.

    In connection with its audit for the year ended December 31, 1998, there were no disagreements with Callaghan Nawrocki LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to the satisfaction of Callaghan Nawrocki LLP, would require disclosure.

    ARTHUR ANDERSEN. On June 26, 2000, the Company engaged Arthur Andersen as its independent accountants to examine and report on the Company's financial statements for the year ended December 31, 2000. This engagement was ratified by the stockholders of the Company at the Company's 2000 Annual Meeting. Prior to its engagement of Arthur Andersen, the Company did not consult with Arthur Andersen on items which (a) were, or should have been, subject to SAS 50 or
(b) concerned a disagreement or reportable event with Callaghan Nawrocki LLP as described in Regulation S-B Item 304(a)(2).

    On December 31, 2001, Arthur Andersen resigned as the Company's independent auditors.

    During the fiscal year ended December 31, 2000 and for the period from inception (October 18, 1999) to December 31, 1999 and through December 31, 2001, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

    The reports of Arthur Andersen on the financial statements for the year ended December 31, 2000 and for the period from inception (October 18, 1999) to December 31, 1999, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. Arthur Andersen provided the Company with a letter agreeing with the foregoing statements as to Arthur Andersen, and a copy of such letter is filed as an exhibit to the Company's Current Report on Form 8-K, filed with the SEC on January 8, 2002.

NEW INDEPENDENT ACCOUNTANT

    On January 2, 2002, the Company engaged BDO Stoy Hayward to act as its independent accountant to examine and report on the Company's financial statements for the year ended December 31, 2001. Prior to its engagement of BDO Stoy Hayward, the Company did not consult with BDO Stoy Hayward on items which
(a) were, or should have been, subject to SAS 50 or (b) concerned a disagreement or reportable event with Arthur Andersen as described in Regulation S-B Item 304(a)(2).

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

    The following table sets forth the current officers and directors of HTTP:

NAME                                                AGE                         POSITION
----                                              --------   ----------------------------------------------
Stefan Allesch-Taylor...........................     32      Chairman, Chief Executive Officer, Chief
                                                             Financial Officer and Director
Matthew Gill....................................     30      Director
Mark Warde-Norbury..............................     38      Director

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

    STEFAN ALLESCH-TAYLOR has been our Chairman and Chief Executive Officer since December 1999. Since that date, his principal role has been to oversee corporate affairs of HTTP, including the creation of Medicsight.
Mr. Allesch-Taylor has served as Chairman of STG Holdings PLC, a U.K. investment company, since 1997; STG is a major stockholder of HTTP Technology, Inc. and a number of other businesses. Mr. Allesch-Taylor led the team at STG that organized the Company and also acquired International Cellulose Company Limited in 2001. Over the past eight years, he has served as a Director of a wide variety of companies and acted for a number of substantial international trusts involved in the finance and technology sectors.

    MATTHEW GILL has served as a director of the Company since January 7, 2002. He obtained a BA (Hons) degree in 1995 and joined STG Holding PLC in 1996. For the past six years, Mr. Gill has worked on a number of corporate acquisitions and corporate finance matters as well as UK Public Company compliance. He was appointed a director of STG on February 19, 2002. In April 1999, he was appointed a Business Advisor to The Princes Trust, a charity assisting new businesses sponsored by the Trust, and continues to serve in that role.

    MARK WARDE-NORBURY has served as a director of the Company since
January 29, 2001. He graduated from Durham University and spent fourteen years with the investment bank Robert Fleming & Co. and its subsidiary company Save & Prosper Group. As a senior manager in the bank, Mr. Warde-Norbury helped to launch and manage the Fleming Private Banking operation in the UK, working in conjunction with the Commercial Banking and Corporate Finance departments.
Mr. Warde-Norbury's primary responsibilities for the Company will be in creating the structures of joint partnerships and alliances for our proprietary technology, and in presenting the company's varied operations and products. He is an Affiliate of The Securities Institute, and a Securities and Futures Authority (SFA) authorized Corporate Advisor, as well as a director of Capital Strategy PLC. Until January 2002, Mr. Ward-Norbury was a director and shareholder of STG Holdings PLC, the majority stockholder of the Company.

    Significant employees of Medicsight are:

    PETER VENTON OBE was appointed as a director of Medicsight on November 22, 2001. Mr. Venton has over 30 years' experience in the computing and telecommunications industry and holds several patents in the sector. Between 1985 and 2000, Mr. Venton held various chief executive posts, including Plessey Radar which became Siemens Plessey Electronic Systems after its takeover by Siemens in 1989. From 1993 to 1996, he was the Chief Executive of GEC-Marconi Prime Contracts. From 1997 to 2000,

Mr. Venton was the Regional Managing Director of GEC PLC (BAE Systems from December 1999), the supplier of defense, telecommunications, medical and industrial products and systems. He currently serves as the Deputy Chairman of International Hospitals Group and is the Technical Audit Chairman for the Defence Evaluation and Research Agency. He was made a member of the Order of the British Empire (OBE) in the Queen's Birthday Honours in 1989 for services to UK Industry. From March 2001 to January 27, 2002 Mr. Venton was a director of the Company.

    TONY DOWZALL was appointed Chief Operating Officer of Medicsight on
April 8, 2002. Mr. Dowzall was awarded a BA (Hons) degree in Business Studies from Bournemouth University in 1988, and has subsequently completed an Executive Development course at Harvard Business School. Mr. Dowzall began his career at Nestle (UK) Ltd as a Sales Account Executive and then went on to work for STC Electronic Services Ltd., where he held the post of Senior Procurement Manager and was responsible for negotiating and purchasing computer IT equipment with a L1.5 million monthly budget. Thereafter, Mr. Dowzall joined Epson (UK) Ltd. as a Business Manager and was responsible for a 5% market share increase over a two-year period. In 1992 Mr. Dowzall joined Compaq as a Product Manager based in Munich. After five years he became the Director of the Consumer Product Development Centre, where he drove a L129 million business Profit & Loss turnaround in three years. In 1999, Mr. Dowzall was promoted to Vice
President & General Manager of Compaq's Consumer Division based in Houston, Texas. He was responsible for leading worldwide business and product strategy for the $18.4 billion consumer computer group. Within two years, Mr. Dowzall achieved sustained market leadership and industry exceeding growth of over 24% whilst reducing direct operating costs.

    MARK CHARLTON was appointed Chief Financial Officer of Medicsight on
March 20, 2002. Mr. Charlton is a qualified Chartered Accountant who began his career at Deloitte & Touche. From 1998 to 2001, Mr. Charlton was Chief Financial Officer at the software company Orchestream Holdings PLC from May 2000 until February 2002 and Vice President--Finance and Operations from September 1998 until May 2000. He was instrumental in listing that company on the London Stock Exchange and NASDAQ, raising equity funding and completing the subsequent acquisition of NASDAQ listed CrossKeys Networks Systems, Inc. Prior to that, he served as an independent consultant to several companies, including Taylor Nelson Sofres PLC, Diageo PLC, Compagnie Financiere Richemont AG, the holding company for organizations such as Rothmans International and Vendome Group, and United Artists communications, working on corporate and accounting matters.
Mr. Charlton is a South African citizen and qualified as a Chartered Accountant (S.A.) in 1993 while employed by Deloitte & Touche. He received a Bachelor of Accounting Sciences (Honours) from the University of South Africa in 1992.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's common stock are required to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates. Each of Stefan Allesch-Taylor and Mark Warde-Norbury (current directors of the Company), Sir Euan Calthorpe, Bt. (a former director of the Company) and STG Holdings PLC (a beneficial owner of more than 10% of the outstanding Common Stock) filed late Forms 4 with respect to acquisitions by STG Holdings PLC of our Common Stock during the current fiscal year as required by Section 16(a) of the Exchange Act. In addition, Asia IT, a beneficial owner of more than 10% of our outstanding Common Stock) has not filed a Form 3 with respect to its original acquisition of our Common Stock, as required by Section 16(a) of the Exchange Act. The failure of each such person and entity to timely file the required reports with the SEC is considered a knowing violation of Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION.

    The following table summarizes calendar 2001 compensation for services in all capacities of the Company's executive officers.

    SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM
                                                                                COMPENSATION
                                                                           -----------------------
                                                                              AWARDS      PAYOUTS
                                               ANNUAL COMPENSATION         ------------   --------
                                         -------------------------------    SECURITIES      LTIP
                                                     SALARY      BONUS      UNDERLYING    PAYOUTS     ALL OTHER
NAME AND PRINCIPAL POSITION                YEAR       ($)         ($)      OPTIONS (#)      ($)      COMPENSATION
---------------------------              --------   --------   ---------   ------------   --------   ------------
Stefan Allesch-Taylor .................    2001     120,056          --             --         --             --
  Chairman and CEO                         2000     172,741          --             --         --             --
                                           1999          --          --             --         --             --

Jason E. Forsyth, CFO(2)...............    2001      90,788          --             --         --             --
                                           2000     115,967          --             --         --             --
                                             --          --          --             --         --             --

Christopher J. Wilkes, ................    2001          --          --             --         --             --
  President and CEO(1)                     2000          --          --             --         --             --
                                           1999          --          --             --         --             --

------------------------

(1) Christopher J. Wilkes served as the Company's President and Director from September 30, 1996 to January 10, 2000. He resigned from his positions with the Company as a result of the implementation of the Reorganization Agreement.

(2) Jason E. Forsyth resigned as the Company's Chief Financial Officer effective December 27, 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of March 26, 2002, and before by:

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

    Percentage beneficially owned is based upon 57,868,582 shares of Common Stock issued and outstanding as of March 26, 2002.

                                                          NUMBER OF SHARES      PERCENTAGE OF COMMON
NAME OF BENEFICIAL OWNER                                 BENEFICIALLY OWNED   EQUITY BENEFICIALLY OWNED
------------------------                                 ------------------   -------------------------
5% BENEFICIAL OWNERS

STG Holdings PLC ......................................      36,006,450                 62.2%
  46 Berkeley Square
  London, United Kingdom
  W1J 5AT

Societe Privee, as Nominee ............................       4,176,443(1)               7.2%
  22 Grosvenor Square, London,
  United Kingdom W1X 9LF

DIRECTORS AND OFFICERS

Stefan Allesch-Taylor..................................      40,520,926(2)              70.0%

Matthew Gill...........................................      36,006,450(3)              62.2%

Mark Warde-Norbury.....................................         123,524(4)                 *

Total Officers and Directors as a Group (3 persons)....      40,644,450                 70.2%

------------------------

*   Less than 1%.

(1) Consists of the holdings of 69 individuals and corporate entities none of whom i) holds more than 3.6% of the issued and outstanding shares of the Company; and ii) is an officer, director or control person or is related to an officer, director, control person or an affiliate.

(2) Includes 36,006,450 shares of common stock directly owned by STG Holdings PLC. As a significant shareholder and a director of STG, Mr. Allesch-Taylor may be deemed to control the investment and voting decisions with respect to the stock held by STG in the Company.

(3) Consists of 36,006,450 shares of common stock directly owned by STG Holdings PLC. As a significant shareholder and a director of STG, Mr. Gill may be deemed to control the investment and voting decisions with respect to the stock held by STG in the Company.

(4) Consists of 40,000 shares held by a spouse, Lucy Warde-Norbury and 83,524 shares directly owned by Capital Strategy PLC. As a significant shareholder of Capital Strategy PLC, Mr. Warde-Norbury may be deemed to control the investment and voting decisions with respect to the stock held by Capital Strategy in the Company

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    FAIRFAX EQUITY LTD. On October 27, 1999, the Company entered into a conditional Acquisition Agreement and Plan of Reorganization (the "Reorganization Agreement") with Fairfax Equity Ltd. ("Fairfax"), a holding company, and the stockholders of Fairfax whereby the Company would acquire all of the issued capital stock of Fairfax. On December 22, 1999, all the conditions precedent to the Reorganization Agreement were met by the Company and, accordingly, the Company and Fairfax proceeded to implement the transactions contemplated by the Reorganization Agreement. Pursuant to this implementation, the Company issued a total of 17,280,000 shares of common stock to the shareholders of Fairfax in order to acquire 100% of the issued capital stock of Fairfax. These shares accounted for 80.3% of the issued share capital of the Company. The shareholders of Fairfax as a group thus acquired a majority of the shares issued and STG, the major shareholder of Fairfax, controlled 60.2% of the Company. STG is an English company. Simultaneously with the closing of the Reorganization Agreement, Stefan Allesch-Taylor, the Company's current Chairman, Chief Executive Officer and Director, Nicholas Thistleton, and Sir Euan Calthorpe, Bt., a current Director, were appointed to the Board of Directors. In February 2001, Mark Warde-Norbury was appointed as a Director of the Company. Mr. Allesch-Taylor is Chairman, and Mr. Gill is a director, of STG.

    ACQUISITION OF CORE VENTURES, LTD. In September 2000, we acquired Core Ventures Limited ("Core"), a privately held Internet venture company, from Troy Limited, a Cayman corporation. Under the agreement, we issued 3,600,000 shares of our Common Stock for 100% of the outstanding stock of Core. Core's principal asset was an interest of less than 1% in Red Cube, a voice-over-IP telecommunications provider, and warrants to purchase further shares (less than 3%) in Red Cube. The agreement provided in part that Dr. Alexander Nill, a principal of Troy, guaranteed to us that, as of December 15, 2000, Core would have had assets of not less than $25,000,000. At the time of this transaction, Dr. Nill was one of our directors. He resigned from that position, effective February 27, 2001.

    On December 27, 2000, Dr. Nill signed a Memorandum of Understanding stipulating that the net assets of Core were estimated to be approximately $2,500,000 and that the warrants to purchase further Red Cube stock held by Core had no value. Dr. Nill acknowledged that he had been served by us with a formal demand to honor his obligations to us pursuant to the terms of the personal guarantee provided by him as security for the Core acquisition. As part of this obligation, we have received 3,140,000 shares (the "Escrow Shares") of our Common Stock from Dr. Nill, all of which have been duly endorsed and placed into an escrow account. In addition, approximately 930,000 shares of our Common Stock still held by Dr. Nill have been frozen on our books. In the fiscal quarter ended September 30, 2001, an agent, NYPPe, LLC, was assigned by the escrow agent to dispose of the Escrow Shares in a secondary private placement. As of December 31, 2001 15,000 of the Escrow Shares had been sold, resulting in net proceeds to the Company of approximately $75,000.

    On March 6, 2002, Core entered into voluntary liquidation proceedings. In accordance with the Companies Act governing companies organized in the British Virgin Islands, Core has appointed a liquidator to assess the fair value of its assets. We intend to initiate legal proceedings in the State of New York to enforce Dr. Nill's guarantee and to seek compensation for the shortfall in value on the guarantee, approximately $9,109,000, which has not yet been provided to us by Dr. Nill.

    ACQUISITION OF INSIGHTS. On December 29, 2000, the Company acquired all of the issued and outstanding shares of Insights, formerly known as Nightingale Technologies Ltd., in a stock-for-stock transaction valued then at approximately $180 million (the "Insights Offer"). The Company received the shares of Insights on that date but, pursuant to the terms of the Insights Offer, was not required to pay any consideration for the Insights shares until certain conditions were met. The first of these conditions, that the Company receive a validation by DERA as to the technical and commercial viability of Insights' proprietary technology, was satisfied on February 22, 2001. As such, the Company issued the first tranche of contingent consideration of 15,000,000 shares of its Common Stock on that date to Asia IT, Nightingale, Emirates Nominees and other former shareholders of Insights on the instruction of Nightingale. As a result of such transactions, each of Nightingale, Asia IT and Emirates Nominees became an owner of 5% or more of the Company's Common Stock. In connection with the Company's recent corporate reorganization, the assets of Insights have been transferred and costs associated with the development of the Medicsight system have been reimbursed and assigned by way of a loan note to Medicsight. The amount of the loan note from the Company was approximately $5,379,000, and this loan note has been converted into 58,828,582 ordinary shares of Medicsight. Subsequent to September 30, 2001, upon agreement with the seller of Insights and in variance of the conditions precedent set forth in the original agreement, the parties agreed that the obligation to issue the second tranche of contingent consideration may be satisfied by the direct issuance of shares in Medicsight. On November 22, 2001, Medicsight issued 15,000,000 shares in Medicsight to Nightingale, and Nightingale accepted such shares in satisfaction of the Company's obligation under the original purchase agreement. As of the date hereof, there is no public market for the Medicsight shares. Nightingale is an 8.6% stockholder of the Company. Asia IT was a shareholder of Nightingale. Asia IT was also a stockholder owning more than 5% of our Common Stock at the time of this acquisition.

    CREDIT FACILITIES FROM ASIA IT. On December 15, 2000, the Company entered into an unsecured credit facility with Asia IT, which provides a $20,000,000 line of credit. Asia IT is the beneficial owner of 7,511,600 shares (or 12.2% of the outstanding shares) of Common Stock at December 31, 2001. Such line of credit originally expired on December 31, 2001, but has been extended until June 30, 2003. Interest on advances under the credit facility accrues at 2% above US LIBOR. The Company can draw down on this credit facility for its financing requirements, upon approval by the Company's Board of Directors and subject to approval by Asia IT (such approval not to be unreasonably withheld). The Company is restricted from borrowing funds, directly or indirectly, other than through the credit facility with Asia IT, without the consent of Asia IT. The availability of the credit facility reduces upon the Company's sale of any of its investment assets. As of the date of this Annual Report, the Company has drawn down approximately $1,340,000 under this credit facility. The Company estimates that, in the foreseeable future, it will need to further draw upon such credit facility in order to meet its liabilities as they come due.

    On November 20, 2001, Asia IT entered into a L10,000,000 ($14,500,000)
credit facility with Medicsight. Such facility matures in November 2004 and is secured by a lien on all of the assets of Medicsight. Interest on outstanding amounts accrues at 2% above LIBOR. Pursuant to such credit facility, Medicsight has covenanted to undertake a public offering of its ordinary shares in an amount not less than L25,000,000 not later than March 2002. The outstanding loan may be converted, with the consent of Medicsight, into ordinary shares of Medicsight at the time Medicsight makes the public offering, at the public offering price.

    LEASE OF OFFICES. The Company's corporate offices at 46 Berkeley Square are leased by International Cellulose Company Limited (ICCL), a company registered in England and Wales. STG Holdings PLC, the majority stockholder of HTTP Technology, acquired 100% of the issued share capital of International Cellulose Company Limited in November 2001. Rent on 46 Berkeley Square is managed by Berkeley Square Ventures Limited (BSV), a property management company incorporated in England and Wales. Berkeley Square Ventures Limited estimates the rental space occupied by the tenants and collects the rents from the tenants (including HTTP and ICCL) on behalf of ICCL. There are no formal leases between BSV and the tenants or a formal agreement between ICCL and BSV for BSV to collect the rent due. In 2001 the Company paid BSV $285,000 in rent.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------   ------------------------------------------------------------
         1.1            Underwriting Agreement between Internet Holdings, Inc. and
                          Panther Capital Ltd., dated January 6, 2000(1)
         2.1            Articles of Merger of HTTP Technology, Inc., a Utah
                          corporation(2)
         2.2            Certificate of Merger of HTTP Technology, Inc., a Delaware
                          corporation(2)
         2.3            Offering Document to acquire shares of Radical Technology
                          PLC(3)
         3.1            Certificate of Incorporation of HTTP Technology, Inc. and
                          amendments thereto(2)
         3.2            By-Laws of HTTP Technology, Inc.(2)
         4.1            Loan Note issued by HTTP Insights, Ltd. to Nightingale
                          Technologies Ltd.(8)
        10.1            Stock Purchase Agreement, dated as of September 7, 2000,
                          between Troy Ventures Ltd. and Internet Holdings, Inc.(4)
        10.2            Share Sale Agreement between Nightingale Technologies
                          Limited and HTTP Technology, Inc.(5)
        10.3            Letter Agreement between Asia IT Capital Investments, Ltd.
                          and HTTP Technology, Inc.(8)
        10.4            Letter Agreement between Asia IT Capital Investments, Ltd.
                          and Medicsight PLC (filed herewith)
        16.1            Letter from Callaghan Nawrocki LLP regarding change in
                          certifying accountant dated June 30, 2000.(6)
        16.2            Letter from Arthur Andersen regarding change in certifying accountant, dated January 8, 2002.(7)
        21.1            Subsidiaries (filed herewith)

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

(3) Incorporated herein by reference to the Company's Current Report on Form 8-K filed on May 23, 2000.

(4) Incorporated herein by reference to the Company's Current Report on Form 8-K filed September 27, 2000.

(5) Incorporated herein by reference to the Company's Current Report on Form 8-K filed March 7, 2001.

(6) Incorporated herein by reference to the Company's Current Report on Form 8-K filed June 30, 2000.

(7) Incorporated herein by reference to the Company's Current Report on Form 8-K, filed January 7, 2002, as amended on January 8, 2002

(8) Incorporated herein by reference to the Company's Registration Statement on Form SB-2, filed December 26, 2001.

(B) REPORTS ON FORM 8-K

    None.

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2001
                   TOGETHER WITH INDEPENDENT AUDITORS' REPORT

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

Independent Auditors' Report of BDO Stoy Hayward (fiscal
  year ended December 31, 2001).............................           F-2

Independent Auditors' Report of Arthur Andersen (fiscal year
  ended December 31, 2000)..................................           F-3

Consolidated Balance Sheet as of December 31, 2001..........           F-4

Consolidated Statements of Operations for the years ended
  December 31, 2001 and December 31, 2000...................           F-5

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2001 and December 31, 2000.......           F-6

Consolidated Statements of Cash Flow for the years ended
  December 31, 2001 and December 31, 2000...................           F-7

Notes to the Consolidated Financial Statements..............   F-8 to F-20

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
HTTP Technology, Inc.
London, England

    We have audited the accompanying consolidated balance sheet of HTTP Technology, Inc., as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HTTP Technology, Inc. at December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

BDO Stoy Hayward

London, England
March 27, 2002

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Directors of
HTTP Technology, Inc.

    We have audited the consolidated balance sheet of HTTP Technology, Inc., formerly Internet Holdings, Inc., and subsidiaries as of December 31, 2000, and the accompanying related consolidated statement of operations, stockholders equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HTTP Technology, Inc. and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN

London, England
April 11, 2001

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES
                       (FORMERLY INTERNET HOLDINGS, INC,)

                           CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 2001

                                                                  2001
                                                              ------------
                           ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................       202,662
Accounts receivable (net of allowance for doubtful debts of
  $74,000)..................................................        93,398
Other receivables...........................................       182,661
Prepaid expenses............................................       117,605
VAT Receivable..............................................        60,676
                                                              ------------
  Total current assets......................................       657,002

PROPERTY AND EQUIPMENT, at cost, net of accumulated
  depreciation of $315,000..................................       358,874

INVESTMENTS, at cost........................................       700,100

SECURITY DEPOSITS...........................................        50,119

INTANGIBLE ASSET, at cost, net of accumulated amortization
  of $4,494,000.............................................    17,976,000

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED, net of
  accumulated amortization of $16,645,000...................    88,918,408

  Total assets..............................................  $108,660,503
                                                              ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable............................................       641,087
Accrued expenses............................................       436,849
Accrued professional expenses...............................       208,906
Short term debt.............................................     4,574,852
                                                              ------------
  Total current liabilities.................................     5,861,694
                                                              ------------
CAPITAL LEASE...............................................        18,856
                                                              ------------
  Total liabilities.........................................     5,880,550
                                                              ------------
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 57,868,582 shares issued and outstanding....        57,869

Additional paid-in capital..................................   166,298,623
  Vendor guarantee..........................................   (10,000,000)
Cumulative foreign currency translation adjustment..........       (44,269)
Accumulated deficit.........................................   (54,458,798)
                                                              ------------
  Total stockholders' equity................................   101,853,425
MINORITY INTEREST...........................................       926,528
                                                              ------------
  Total stockholders' equity................................   102.779.953
  Total liabilities and stockholders' equity................  $108,660,503
                                                              ============

        The accompanying notes are an integral part of these statements.

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

          FOR THE YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

                                                                  2001           2000
                                                              ------------   ------------
REVENUES....................................................  $    225,086   $    514,152

EXPENSES:
Selling, general and administrative.........................    10,521,623      5,784,838
Software development cost...................................        76,934      2,020,024
Research and development cost...............................     1,266,000              0
Impairment of intangibles...................................       386,715              0
Impairment of investments...................................     2,412,239        224,948
Income on stockholder guarantee.............................             0    (19,109,329)
Impairment of other receivable..............................             0     19,109,329
Impairment of vendor guarantee..............................     9,109,352              0
Amortization of goodwill....................................    15,384,820      1,259,871
Impairment of goodwill......................................     7,217,404              0
                                                              ------------   ------------
                                                                46,375,087      9,289,681

Operating (loss)............................................   (46,150,001)    (8,775,529)

OTHER INCOME/EXPENSE:
Interest and other income...................................       191,030        138,393
Net foreign exchange losses.................................             0       (109,617)
                                                              ------------   ------------
                                                                   191,030         28,776

Net (loss) before minority interest.........................   (45,958,971)    (8,746,753)

MINORITY INTEREST...........................................       114,084         32,674

Net income (loss)...........................................  $(45,844,887)  $ (8,714,079)

PER SHARE DATA:
Basic and diluted loss per share............................  $      (0.82)  $      (0.24)

Weighted average number of common shares outstanding........    55,690,212     36,383,441

        The accompanying notes are an integral part of these statements.

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE YEAR ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

                                         COMMON STOCK*
                                     ----------------------     ADDITIONAL         VENDOR                   ACCUMULATED
                                       SHARES       AMOUNT    PAID-IN CAPITAL    GUARANTEE      WARRANTS      DEFICIT
                                     -----------   --------   ---------------   ------------   ----------   ------------
BALANCE, DECEMBER 31, 1999.........   22,718,940    22,719        2,626,002               --           --       (30,228)
                                     ===========   =======     ============     ============   ==========   ============

Issuance of warrants...............           --        --               --               --    4,427,877
Issuance of shares pursuant to
  convertible loan
  note.............................      400,000       400           49,600               --           --            --
Issuance of shares pursuant to
  Regulation S offerings...........   11,600,000    11,600       10,308,148               --           --            --
Issuance of shares upon exercise of
  warrants.........................    2,000,000     2,000        5,425,877               --   (4,427,877)           --
Issuance of shares in connection
  with acquisition of Radical
  Technology PLC...................    2,429,330     2,429       12,144,221               --           --            --
Issuance of shares in connection
  with acquisition of Core Ventures
  Limited..........................    3,600,000     3,600       20,360,831               --           --            --
Less Vendor Guarantee..............           --        --               --      (19,109,330)          --            --

COMPREHENSIVE LOSS

Net loss for the year..............           --        --               --               --           --    (8,714,079)
Net effect of foreign currency
  translation adjustments..........           --        --               --               --           --            --
Exercise of subsidiary stock
  option...........................           --        --               --               --           --       130,396
  Total Comprehensive Loss.........           --        --               --               --           --    (8,583,683)

BALANCE, DECEMBER 31, 2000.........  $42,748,270   $42,748     $ 50,914,679     $(19,109,330)  $       --   $(8,613,911)
                                     ===========   =======     ============     ============   ==========   ============

Issuance of shares in connection
  with acquisition of Radical
  Technology PLC...................      120,312       121          601,449               --           --            --

Issuance of shares in connection
  with acquisition of Nightingale
  Technologies Ltd.................   15,000,000    15,000       92,985,000               --           --            --

Transfer of MDA PLC to STG
  (Holdings) PLC...................           --        --        1,056,620               --           --            --

Impairment of vendor guarantee.....           --        --               --        9,109,330           --            --
Medicsight shares issued to
  Nightingale in settlement of loan
  agreement........................           --        --       20,740,875               --           --            --

COMPREHENSIVE LOSS:
  Net loss for the year............           --        --               --               --           --   (45,844,887)
  Translation adjustment...........
  Total comprehensive loss.........

BALANCE, DECEMBER 31, 2001.........  $57,868,582   $57,869     $166,298,623     $(10,000,000)               $(54,458,798)
                                     ===========   =======     ============     ============   ==========   ============

                                                               TOTAL
                                      ACCUMULATED OTHER    STOCKHOLDERS'
                                     COMPREHENSIVE LOSS       EQUITY
                                     -------------------   -------------
BALANCE, DECEMBER 31, 1999.........             --            2,618,493
                                          ========         ============
Issuance of warrants...............             --            4,427,877
Issuance of shares pursuant to
  convertible loan
  note.............................             --               50,000
Issuance of shares pursuant to
  Regulation S offerings...........             --           10,319,748
Issuance of shares upon exercise of
  warrants.........................             --            1,000,000
Issuance of shares in connection
  with acquisition of Radical
  Technology PLC...................             --           12,146,650
Issuance of shares in connection
  with acquisition of Core Ventures
  Limited..........................             --           20,364,431
Less Vendor Guarantee..............             --          (19,109,330)
COMPREHENSIVE LOSS
Net loss for the year..............             --           (8,714,079)
Net effect of foreign currency
  translation adjustments..........        (19,416)             (19,416)
Exercise of subsidiary stock
  option...........................             --              130,396
  Total Comprehensive Loss.........             --           (8,603,099)
BALANCE, DECEMBER 31, 2000.........       $(19,416)        $ 23,214,770
                                          ========         ============
Issuance of shares in connection
  with acquisition of Radical
  Technology PLC...................                             601,570
Issuance of shares in connection
  with acquisition of Nightingale
  Technologies Ltd.................                          93,000,000
Transfer of MDA PLC to STG
  (Holdings) PLC...................                           1,056,620
Impairment of vendor guarantee.....                           9,109,330
Medicsight shares issued to
  Nightingale in settlement of loan
  agreement........................                          20,740,875
COMPREHENSIVE LOSS:
  Net loss for the year............                                  --
  Translation adjustment...........        (24,853)
  Total comprehensive loss.........                         (45,869,741)
BALANCE, DECEMBER 31, 2001.........       $(44,269)        $101,853,425
                                          ========         ============

------------------------------
* All share issuances have been retroactively restated to give effect to 2-for-1 stock split on February 5, 2001

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                 YEAR ENDED          YEAR ENDED
                                                              DECEMBER 31, 2001   DECEMBER 31, 2000
                                                              -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................     $(45,844,887)       $(8,714,079)
Adjustments to reconcile net loss to net cash used in
  operating activities
  Depreciation and amortization of intangibles..............        4,867,220            253,733
  Impairment of intangibles.................................          386,715                 --
  Amortization of goodwill..................................       15,384,820          1,259,872
  Impairment of goodwill....................................        7,217,404                 --
  Capitalized software development costs written off........           76,934          2,020,024
  Provision for doubtful accounts...........................            2,834             71,041
  Non-cash consulting expenses..............................               --          1,580,055
  Impairment of investment..................................        2,412,239            224,948
  Impairment of vendor guarantee............................        9,109,352                 --
  Minority interest in net earnings of subsidiary...........         (114,084)           (32,674)
Changes in operating assets and liabilities, net of effects
  from acquisitions of businesses...........................
  Decrease in accounts receivable...........................           20,536            197,241
  (Increase) in other receivables...........................          (35,294)           (15,109)
  Decrease/(Increase) in prepaid expenses...................          170,258           (199,209)
  Decrease/(Increase) in VAT receivable.....................           98,356           (159,032)
  (Increase)/Decrease in unbilled services..................          (85,803)            27,433
  Decrease/(Increase) in security deposits..................          194,459           (244,579)
  (Decrease)/Increase in accounts payable...................          (48,464)           157,690
  Increase/(decrease) in accrued expenses...................          267,824            (50,741)
  (Decrease)/Increase in accrued professional expenses......          (28,270)           237,176
                                                                 ------------        -----------
    Net cash (used) in operating activities.................       (5,947,851)        (3,386,210)
                                                                 ------------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets....................................         (163,590)          (463,715)
Funds received from Core guarantee..........................           75,193                 --
Capitalized software development costs......................               --            (85,417)
Liquidation/(purchase) of investments.......................        1,660,000         (2,109,137)
                                                                 ------------        -----------
    Net cash from (used in) investing activities............        1,571,603         (2,658,269)
                                                                 ------------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in capitalized lease...............................           (4,475)                --
Increase in loan to Insights (pre-acquisition)..............               --         (5,000,000)
(Decrease) in bank overdraft................................         (179,018)           179,018
Increase in line of credit..................................        1,324,851                 --
Decrease in loan note.......................................       (2,756,025)                --
Shares issued on conversion of warrants.....................               --          1,000,000
Exercise of option..........................................               --            130,396
Shares issued for cash......................................               --         15,479,467
                                                                 ------------        -----------
    Net cash (used) provided by financing activities........       (1,614,667)        11,788,881
                                                                 ------------        -----------
Effects of exchange rates on cash and cash equivalents......          (37,558)           (19,416)

NET (DECREASE) INCREASE IN CASH.............................     $ (6,028,473)       $ 5,724,986
                                                                 ------------        -----------
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD................        6,231,135            506,149
                                                                 ------------        -----------
CASH & CASH EQUIVALENTS, END OF PERIOD......................     $    202,662        $ 6,231,135
                                                                 ============        ===========
Cash paid for income taxes..................................     $        nil        $     8,000

NON CASH FINANCING ACTIVITIES
Issuance of shares for acquisitions.........................     $115,399,064        $32,511,081
Issuance of shares for convertible loan note................     $         --        $    50,000

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

    The Company is concentrating on the development and commercialization of the Medicsight system and as such has effectively merged the Insights scientific department and the Software development department into Medicsight PLC. Software's own core technology has not been further developed since acquisition. Software will complete current software maintenance contracts with existing suppliers. Insights retains the Stochastic Perception Engine.

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

    ACCOUNTS RECEIVABLE--Accounts receivable are stated at cost. The Company maintains allowances for uncollectible accounts. The balance for the years ended December 31, 2001 and December 31, 2000 for provision of doubtful accounts was approximately $74,000 and $71,000, respectively.

    INVESTMENTS--Investments consist of equity ownership in various corporations. The Company records these investments at historical cost, subject to any provision for impairment.

    PROPERTY AND EQUIPMENT--Property and equipment are stated at cost. Depreciation is calculated on the various asset classes over their estimated useful lives, which range from two to five years.

    INTANGIBLE ASSETS--Intangible assets consist primarily of software development costs, trademarks, workforce and existing contracts. These intangible assets are being amortized on a straight-line basis over two to five years. The Company evaluates the periods of amortization continually to determine whether later events or circumstances warrant revised estimates of useful lives. The Company viewed the development of the Medicsight system and staff changes as such and so intangible assets acquired from Software and Insights (Value of Workforce) were fully impaired in Fiscal 2001. The balance of the intangibles relates to the Technology acquired from Insights for $22,470,000 less $4,494,000 amortized in Fiscal 2001. Accumulated amortization was approximately $4,494,000 at December 31, 2001 and approximately $143,000 at December 31, 2000.

    EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED--Excess of purchase price over net assets acquired ("goodwill") represents the excess of acquisition purchase price over the fair value of the net assets acquired. To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets. Goodwill is being amortized on a straight-line basis over five years.

    The balance of goodwill (net of amortization of $16,645,000) at December 31, 2001 of $88,918,000 relates to the acquisition of Insights. The goodwill attributable to the Insights acquisition comprising the first tranche of 15 million shares issued by the Company of $67,086,000 and the second tranche of 15 million shares issued by Medicsight on behalf of the Company of $21,832,000, both amounts stated after amortization.

    IMPAIRMENT OF EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED--The Company evaluates the carrying value of goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's assessment for impairment of an asset involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

    The goodwill attributable to the acquisition of Software was fully impaired during the fiscal year ended December 31, 2001 in response to the halt on the development of its own software to concentrate on the Medicsight system. An impairment of approximately $6,906,000 was recorded. A further impairment of the goodwill acquired on the acquisition of Insights of $311,000 was recorded during the fiscal year ended December 31, 2001 after comparing preliminary estimates with a valuation undertaken on behalf of the company.

    IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF--The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's assessment for impairment of an asset involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

    REVENUE RECOGNITION--Revenue is recognized as software maintenance services are performed, in accordance with the terms of the contractual arrangement, where persuasive evidence of an arrangement exists, the fee is fixed and determinable and collection is reasonably assured.

    The Company's principal revenues relate to maintenance and support services for contracts entered into by Software.

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

    During Fiscal 2001 software development costs of approximately $77,000 were written off as the projects concerned (Addserver--structure advertising software and Callanalysis--a website) were halted. During Fiscal 2000, the Company wrote off $2,020,000 in software development costs. These costs include $1,878,000 previously capitalized upon the acquisition of Software, but which was subsequently written off during the year. The Company decided to write off such costs because, after Software was acquired, the Company altered the strategic direction of Software to focus its resources on other projects, particularly the Stochastic Perception Engine project (the proprietary technology of Insights). Software development costs also include $182,000 of in-process research and development costs that we wrote off when we acquired Software in April 2000.

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

    LOSS PER SHARE--Basic loss per share is calculated by dividing net income or loss attributable to the stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted loss per share is calculated by dividing the net income or loss attributable to the stockholders by the sum of the weighted average number of shares of Common Stock outstanding and diluted potential shares of Common Stock.

    COMPREHENSIVE LOSS--Comprehensive loss reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss is comprised of net
(loss) and foreign currency translation adjustments.

    FAIR VALUE OF FINANCIAL INSTRUMENTS--Statement of Financial Accounting Standards 107, requires all entities to disclose the fair value of certain financial instruments in their financial statements. Accordingly, the Company reports that the carrying amount of cash and cash equivalents, accounts receivable, monetary prepayments, accounts payable and accrued liabilities, advances and short-term debt approximates fair value due to the short maturity of these instruments.

    SEGMENT REPORTING--The Company follows the provisions of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information". This approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers.

    All of the Company's revenues were generated by HTTP Software, which was acquired during April 2000 and all revenues were generated in the United Kingdom. During the current year, the Company had three customers that represented a significant portion of its revenues. The Company acquired two of these customers during the year ended December 31, 2000. The customers are as follows:

    Commonwealth Secretariat: approximately $67,000 or 29.8% of sales.

    Eidos Interactive: approximately $58,000 or 25.8% of sales.

    Texaco: approximately $51,000 or 22.7% of sales.

    As of December 31, 2001, receivables from these customers represented 0% of total accounts receivable. In Fiscal 2000, the sales from the customers representing greater than 10% of revenues were from Red Cube AG, which accounted for 26.7% of sales (of which $74,000 was allowed as doubtful), and Texaco, which accounted for 13.4% of sales. In addition, there were sales to the following prior to acquisition: Radical Technology PLC, which accounted for 19.3% of sales, and Nightingale Technologies Ltd, which accounted for 25.7% of sales.

    COMMON STOCK--The holder of each share of common stock outstanding is entitled to one vote per share.

    STOCK OPTIONS--The Company accounts for stock options under the provisions of Accounting Principles Board Opinion ("APB") No. 25. Where options are issued to acquire a fixed number of shares with a fixed exercise price the intrinsic value measured at the grant date is amortized over the vesting period of the options. All options issued in 2000 were subsequently cancelled in 2001. Currently there are no stock options outstanding.

    Options issued to non-employees are accounted for in accordance with the fair value method under SFAS No. 123. This requires the use of an option pricing model, to determine the fair value of the option. Currently there are no stock options issued to non-employees. The measurement date is the earlier of either of the following:

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

    RECENT ACCOUNTING PRONOUNCEMENTS--In June 2001, the Financial Accounting Standards Board authorized the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 also requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 141 requires intangible assets to be recognized if they arise from contractual or legal rights or are "separable", i.e., it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged. Under SFAS No. 142, goodwill will no longer be amortized over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. A reporting unit is defined as a SFAS No. 131 operating segment or one level lower. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Additionally, goodwill on equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Under SFAS No. 142 intangible assets with indefinite lives will not be amortized. Instead they will be carried at the lower cost or market value and tested for impairment at least annually. All other recognized intangible assets will continue to be amortized over their estimated useful lives.

    SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 although goodwill on business combinations consummated after July 1, 2001 will not be amortized. On adoption the company may need to record a cumulative effect adjustment to reflect the impairment of previously recognized intangible assets. In addition, goodwill on prior business combinations will cease to be amortized. The Company has not determined the impact that specific Statements will have on intangible assets or whether a cumulative effect adjustment will be required upon adoption.

    SFAS No. 143. In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for asset retirement obligations be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet assessed the potential impact of the adoption of SFAS No. 143.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No.144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The Company is required to adopt the provision of SFAS No. 144 beginning with its fiscal year that starts January 1, 2002. The Company does not believe that adoption of SFAS 144 will have a material effect on its consolidated financial statements.

(3) INVESTMENTS

    The Company accounts for its investments in non-marketable securities under the cost method of accounting as it owns less than a 20% interest in each of the companies. The Company reviews each investment continually to assess for other-than-temporary decreases in value in its investments. The Company reviews all available financial and non-financial data, in assessing the extent of any impairment.

    At December 31, 2001, the Company held the following investments:

       - A 6% holding in Eurindia PLC, a company which seeks to invest in small Indian IT services, valued at $634,000.

       - A 1% holding in Strategic Intelligence PLC, a market research company based in Singapore at $36,000. On April 19, 2000 the Company purchased the holding in Strategic Intelligence PLC for cash of approximately $262,000. As of December 31, 2000, the Company viewed that the investment was permanently impaired by approximately $225,000 based upon a valuation undertaken by a third party, and that amount was written off.

       - A holding in Top Tier Inc, a software company based in California, USA at $30,000

    On April 17, 2000 the Company purchased a 5% holding in Compaer AG, a supplier of online insurance for both business-to-business and business-to-customer markets in Germany for cash of DM2.5 million (approximately $1,314,000). Based on information received, in Q2 2001, regarding the financial status of Compaer AG, management concluded that the value of investment was permanently impaired as Compaer filed for insolvency in May 2001 and the Company has recorded an impairment write-down equivalent to the entire carrying value of this investment.

    The Company sold its interest in MDA Group PLC to STG Holdings PLC, a major stockholder, on March 23, 2001 for the guaranteed value of $1,660,000 representing an excess over book value of approximately $1,000,000. As this amount represented a guarantee by a previous shareholder this excess over book value is reflected as a contribution to stockholders' equity for the year ended December 31, 2001

    On September 20, 2000 the Company acquired Core Ventures Limited in a stock for stock acquisition. The principal asset of Core Ventures Limited was an investment in Red Cube AG that was provisionally valued at approximately $1,255,000. During 2001, based on the deteriorating financial status of Red Cube AG, evidenced by non-payment of HTTP Software bills and the difficulty in obtaining information or responses from the Red Cube, the management concluded that the value of the investment was permanently impaired, and the Company has recorded an impairment write-down equivalent to the entire carrying value of this investment.

    During 2001, based upon the deteriorating financial status the Company permanently impaired the values of its immaterial investments in Fix-It-On-Line Ltd ($20,000) and M3U.com Ltd ($12,000), both companies being registered in England & Wales.

(4) PROPERTY AND EQUIPMENT

    Property and equipment consist of the following as of December 31, 2001:

Computer hardware and software..............................  $ 305,045
Furniture and fixtures......................................    156,637
Motor vehicles..............................................    212,350
                                                              ---------
                                                                674,032
Less: Accumulated depreciation..............................   (315,158)
                                                              ---------
                                                              $ 358,874
                                                              =========

(5) LINE OF CREDIT

    On December 15, 2000, the Company entered into an unsecured credit facility with Asia IT Capital Investments Limited ("Asia IT"), which provides a $20,000,000 line of credit. Such line of credit originally expired on December 31, 2001, but has been extended until June 30, 2003. Interest on advances under the credit facility accrues at 2% above US LIBOR. At
December 31, 2001 US LIBOR was 2.445%. The Company can draw down on this credit facility for its financing requirements, upon approval by the Company's Board of Directors and subject to approval by Asia IT (such approval not to be unreasonably withheld). The Company is restricted from borrowing funds, directly or indirectly, other than through the credit facility with Asia IT, without the consent of Asia IT. The availability of the credit facility reduces upon the Company's sale of any of its investment assets.

    On November 20, 2001, Asia IT entered into a L10,000,000 ($14,500,000)
credit facility with Medicsight. Such facility matures in November 2004, and is secured by a lien on all of the assets of Medicsight. Interest on outstanding amounts accrues at 2% above GBP LIBOR. At December 31, 2001 GBP LIBOR was 4.471%. Pursuant to such credit facility, Medicsight has covenanted to undertake a public offering of its ordinary shares in an amount not less than L25,000,000 not later than March 2002. If Medicsight does not complete such offering, the facility will nevertheless remain in place. The loan is convertible into ordinary shares in Medicsight on announcement of an Offer to Subscribe, Placing or other public offering of its ordinary shares, at the same price per share as the offering price. Due to the private offering being undertaken by Medicsight, the loan is currently convertible.

    At December 31, 2001, the Company had drawn down approximately $1,070,000 under the $20 million facility with Asia IT, and Medicsight had drawn down approximately $255,000 under its L10,000,000 ($14,500,000) facility with Asia IT.

(6) CAPITAL LEASE OBLIGATION

    As of December 31, 2001, the Company was party to capital lease obligations in the amount of $24,836. These obligations require monthly payments of $564, excluding interest through August 2005 and are secured by the underlying equipment.

(7) SHORT-TERM DEBT

    The Company acquired Insights in December 2000. At the time of such acquisition, Insights had outstanding $6,006,000 of long-term debt. This debt was part of the original loan of $10,000,000 that Insights owed to its parent company relating to the acquisition of patent applications for its Stochastic Perception Engine technology. The loan bears interest at 2% above US LIBOR and is unsecured. The principal of the loan and accrued interest does not mature until October 5, 2003. As of December 31, 2001, the balance of this loan was $3,250,000. Interest accrues on the loan on a day to day basis and is payable when the loan is redeemed. The terms of the loan note include a provision whereby the lender can require repayment within one business day of giving notice of demand, in the event of Insights ceasing to be a wholly-owned subsidiary of its former parent. No notice has been given as of December 31, 2001 and management does not expect the notice to be given.

(8) STOCKHOLDERS' EQUITY

    On February 5, 2001, the Company effected a 2-for-1 split (the "Split") of its Common Stock. As such, all share and per share information in the accompanying financial statements have been restated to reflect the Split.

    The Company sold its interest in MDA Group PLC to STG Holdings PLC, a major stockholder, on March 23, 2001 for the guaranteed value of $1,660,000 representing an excess over book value of approximately $1,000,000. As this amount represented a guarantee by a previous shareholder this excess over book value is reflected as a contribution to stockholders' equity for the year ended December 31, 2001

    In connection with the acquisition agreement with Fairfax Equity Ltd. on December 22, 1999, the Company entered into a consulting agreement with an unrelated company to assist the Company with its strategy, expansion and financing. Upon signing of the agreement, the Company issued 1,200,000 shares of common stock as consideration for services to be rendered over the year ended December 22, 2000. The fair value of these shares was approximately $1,620,000, of which $1,580,000 was recorded as a prepaid expense. The expense was recognized over the term of the contract.

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

    On January 28, 2000, the Company sold 10,000,000 shares of common stock at a price of $.50 per share pursuant to Regulation S. The Company has agreed to register 25% of the shares under the Securities Act of 1933, as amended. In consideration for underwriting the issue in full, the underwriter received warrants to purchase up to 2,000,000 shares of common stock of the Company at a price of $0.50 per share. The fair value of the warrants, which has been recorded as a reduction of the proceeds, is approximately $4,428,000. On
May 12, 2000, the underwriters exercised all the warrants for $1,000,000. The shares are not yet registered.

    On November 20, 2000, the Company sold 1,600,000 shares of its common stock at a price of $6.25 per share pursuant to Regulation S. The Company received proceeds of $9,747,625, net of $252,375 of expenses associated with this stock issuance.

(9) CORPORATION ACQUISITIONS

    On April 21, 2000, the Company acquired through a stock for stock tender offer approximately 76.73% of the outstanding ordinary shares of Radical Technology PLC (subsequently renamed HTTP Software PLC) ("Software"). Through subsequent additional issuances of stock the Company has acquired 99.5% of Software's outstanding common stock in exchange for 2,549,742 shares of the Company's common stock which was valued at approximately $12,748,220. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the date of the acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been assigned to in process research and development, other identifiable intangibles including trademarks, workforce, covenant not to compete, software development costs, existing contracts and the remaining amount has been recorded as excess of purchase price over net assets acquired on the accompanying balance sheet. The fair values have been based on an independent valuation. The value assigned to in-process research and development, approximately $181,000, has been expensed and is reflected in software development costs written off in the accompanying consolidated statements of operations. The costs incurred in the acquisition are included in the cost of the investment.

    In September 2000, we acquired Core Ventures Limited ("Core"), a privately held Internet venture company, from Troy Limited, a Cayman corporation. Under the agreement, we issued 3,600,000 shares of our Common Stock for 100% of the outstanding stock of Core. Core's principal asset was an interest of less than 1% in Red Cube AG ("Red Cube"), a voice-over-IP telecommunications provider, and warrants to purchase further shares (less than 3%) in Red Cube. The agreement provided in part that Dr. Alexander Nill, a principal of Troy, guaranteed to us that, as of December 15, 2000, Core would have had assets of not less than $25,000,000. At the time of this transaction, Dr. Nill was one of our directors. He resigned from that position, effective February 27, 2001. The 3,600,000 shares of the Company's common stock were valued at $20,364,000 based upon the average share price over the two weeks of the announcement of the acquisition on March 28, 2000 less a discount of 10% to represent the limited liquidity of the stock.

    On December 27, 2000, Dr. Nill signed a Memorandum of Understanding stipulating that the net assets of Core were estimated to be approximately $2,500,000 and that the warrants to purchase further Red Cube stock held by Core had no value. Dr. Nill acknowledged that he had been served by us with a formal demand to honor his obligations to us pursuant to the terms of the personal guarantee provided by him as security for the Core acquisition. As part of this obligation, we have received 3,140,000 shares (the "Escrow Shares") of our Common Stock from Dr. Nill, all of which have been duly endorsed and placed into an escrow account. In addition, approximately 930,000 shares of our Common Stock still held by Dr. Nill have been being subjected to a stop transfer order. The stock held but not signed over to the company is valued at $10,000,000. In the fiscal quarter ended September 30, 2001, an agent, NYPPe, LLC, was assigned by the escrow agent to dispose of the Escrow Shares in a secondary private placement. As of December 31, 2001 15,000 of the Escrow Shares had been sold, resulting in net proceeds to the Company of approximately $75,000. No further Escrow Shares have been sold and the disposal has been closed.

    On March 6, 2002, Core entered into voluntary liquidation proceedings. In accordance with the Companies Act governing companies organized in the British Virgin Islands, Core has appointed a liquidator to assess the fair value of its assets. We intend to initiate legal proceedings in the State of New York to enforce Dr. Nill's guarantee and to seek compensation for the shortfall in value on the guarantee, approximately $9,109,000, which has not yet been provided to us by Dr. Nill.

    IMPAIRMENT OF VENDOR GUARANTEE. Impairment of a vendor guarantee in the amount of $9,109,000 relates to an impairment of the guarantee provided by Dr. Alexander Nill ("Guarantor") as to the fair value of certain assets acquired under the Company's acquisition of Core in September 2000. The vendor guarantee represents the fair value of 4,070,000 shares returned to the Company as partial consideration for the guarantee.

    On October 5, 2000, the Company entered into a Purchase and Sale Agreement to acquire 100% of the outstanding capital stock of Ferman AG, a Swiss venture capital company ("Ferman") for the issuance of 5,100,000 shares of common stock. The Company, having undertaken further due diligence, had determined that conditions to closing had not been fulfilled, and accordingly, the Company had decided not to proceed with the transaction. Therefore, results and net assets of Ferman have not been consolidated in the financial statements contained in this Annual Report in any way.

    On December 29, 2000, the Company acquired all of the issued and outstanding shares of HTTP Insights Limited ("Insights"), formerly known as Nightingale Technologies, Ltd., in a stock-for-stock transaction valued at approximately $180 million (the "Insights Offer"). The Company received the shares of Insights on that date but, pursuant to the terms of the Insights Offer, was not required to pay any consideration for the Insights shares until certain conditions were met. The first of these conditions, that the Company receive a validation by the Defence Evaluation and Research Agency ("DERA"), an agency of the United Kingdom Ministry of Defence, as to the technical and commercial viability of Insights' proprietary technology. This condition was met on February 22, 2001, and as such we issued the first tranche of consideration of 15,000,000 shares, valued at approximately $93,000,000 based on a weighted average share price of $6.20 per share.

    Subsequent to September 30, 2001, upon agreement with the seller of Insights and in variance of the conditions precedent set forth in the original agreement, the parties agreed that the obligation to issue the second tranche of contingent consideration may be satisfied by the direct issuance of shares in Medicsight to Nightingale Technologies Ltd. ("Nightingale"), the seller of Insights. On November 22, 2001, Medicsight issued 15,000,000 shares in Medicsight to Nightingale, and Nightingale accepted such shares in satisfaction of our obligation under the original purchase agreement. Nightingale is an 8.6% stockholder of the Company. The value attributed to the cost of the issuance of the second tranche was $21,832,000, which was treated as excess of the purchase price over the fair value of the assets acquired. This was based on the allocation of Medicsight PLC stock in March 2002 at L1.00 ($1.45) per share. At the date of acquisition, the Company completed a preliminary purchase price allocation. During the fourth quarter of 2001, the Company finalized the purchase price allocation as follows:

                                                            $        USEFUL LIFE
                                                       -----------   -----------
Tangible Fixed Assets................................       67,000    2-5 yrs
Technology...........................................   22,470,000     5 yrs
Value of Workforce...................................      180,000     2 yrs
Net current liabilities..............................  (10,198,000)
Goodwill.............................................  102,313,000     5 yrs
                                                       114,832,000

    During 2001, the Value of the Workforce was impaired and the Technology was accounted for as an intangible. The Company has accounted for the covenant not to compete as a component of goodwill and not as separately identifiable and marketable assets.

    Results of operations for all acquisitions have been included in the accompanying consolidated financial statements since their respective dates of acquisition.

    The unaudited pro forma consolidated statement of operations for 12 months ended December 31, 2000 gives effect to the acquisition of HTTP Insights Limited, Core Ventures Limited and HTTP Software Limited as if they had occurred at the beginning of Fiscal 2000:

                                                            TWELVE MONTHS ENDED
PRO FORMA:                                                   DECEMBER 31, 2000
----------                                                  -------------------
Revenues..................................................     $    632,943
Net loss..................................................     $(35,768,222)
Basic and diluted net loss per share......................     $      (0.65)
Weighted average shares outstanding.......................       54,844,160

    The unaudited pro forma consolidated financial information does not purport to represent what the Company's financial position or results of operations would actually have been if these transactions had occurred at such dates or to project the Company's future results of operations.

(10) EMPLOYEE STOCK OPTIONS

    On May 3, 2000, the Board of Directors approved the Company's Combined Incentive and Nonqualified Stock Option Plan and reserved 2,500,000 shares of its common stock for issuance upon exercise of options granted under this plan. During 2000 the Company granted 1,168,000 options to its employees. These options were returned to the Company by the employees later in the year. There was no consideration provided to the employees related to the return of the options. These stock options were subsequently cancelled in 2000. As of December 31, 2001 there were no options issued and outstanding.

(11) INCOME TAXES

    The income tax provision is summarized as follows for the years ended December 31, 2001 and December 31, 2000:

                                                  YEAR ENDED           YEAR ENDED
                                              DECEMBER 31, 2001    DECEMBER 31, 2000
                                              ------------------   ------------------
Current
  Federal...................................          $0                 $ 8,000
  State and local...........................           0                       0
  Foreign...................................           0                       0
Deferred....................................           0                  (8,000)
Total income tax provision (benefit)........           0                       0

    Significant components of deferred tax assets were as follows as of December 31, 2001:

Deferred Tax Assets
Tax loss carryforward.......................................  $ 9,561,000
Property and plant depreciation methods.....................       49,000

Total.......................................................    9,610,000
Valuation Allowance.........................................   (9,610,000)
                                                              -----------
Net deferred tax asset......................................  $         0
                                                              ===========

    The Company has net operating loss carryforwards to offset future taxable income of approximately $25,105,000 expiring in years 2004 through 2016. As it is not more likely than not that the resulting deferred tax benefits will be realized, a valuation allowance has been recognized for such deferred tax assets.

    The provision for income tax differs from the amount computed by applying the statutory federal income tax rate to income before the provision for income taxes. The sources and tax effects of the differences are as follows:

                                                  YEAR ENDED           YEAR ENDED
                                              DECEMBER 31, 2001    DECEMBER 31, 2000
                                              ------------------   ------------------
Tax benefit at the federal statutory
  rates.....................................          (34)%                (34)%
Change in valuation allowance...............           10                   20
Nondeductible amortization..................           18                   --
Foreign operations..........................            4                    4
Other.......................................            2                   10
                                                      ---                  ---
Effective rate of income tax................            0%                   0%
                                                      ===                  ===

(12) LEASE COMMITMENTS

    The Company has entered into various operating leases for its facilities and equipment. Future minimum obligations (in United States Dollars) under these lease arrangements are as follows:

FOR THE YEAR ENDING DECEMBER 31,         FACILITIES LEASES   EQUIPMENT LEASES    TOTAL
--------------------------------         -----------------   ----------------   --------
2002...................................       75,000              14,531         89,531
2003...................................       50,000              12,918         62,918
2004...................................           --               8,203          8,203
2005...................................           --               5,469          5,469
2006 and thereafter....................           --                  --             --

    Total rent expense for the year ended December 31, 2001 was $495,386 and for the year ended December 31, 2000 was $268,266.

(13) RELATED PARTY TRANSACTIONS

    As more fully discussed in Note 9, during September 2000, the Company acquired 100% of the outstanding stock of Core Ventures Limited. At the time of this transaction, Dr. Alexander Nill was a Director of the Company and principal beneficial shareholder of Core Ventures Limited. In connection with this acquisition, Dr. Nill had guaranteed the valuation of the net assets of Core Ventures Limited to be not less then $25,000,000 as of December 15, 2000. On December 27, 2000 Dr. Nill acknowledged the net assets of Core Ventures Limited to be approximately $2,500,000 and agreed to provide other investments valued at $10,900,000 to the Company. The remaining balance of $11,600,000 due under this guarantee was to be paid in cash no later than June 26, 2001. Dr. Nill resigned as a Director of the Company effective February 27, 2001.

    As more fully discussed in Note 9, during 2000 the Company entered into certain agreements to acquire Ferman AG. At the time of these agreements, Dr. Alexander Nill and Martin Lecher, the principal shareholder and Chief Executive Officer of Ferman AG, respectively, were Directors of the Company. As conditions to closing on the transaction had not been fulfilled, the Company decided not to proceed with the acquisition. Mr. Lechner and Dr. Nill resigned as Directors of the Company on December 11, 2000 and February 27, 2001, respectively.

    As more fully discussed in Note 9, on December 29, 2000, the Company acquired all of the issued and outstanding shares of HTTP Insights Limited ("Insights"). Asia IT was a shareholder in Insights as well as the Company at the time of the acquisition, and has provided a credit facility for up to $20,000,000. The credit facility originally expired on December 31, 2001, but has been extended to June 30, 2003. All advances under the credit facility accrue interest at 2% above US LIBOR. The Company is restricted from borrowing funds, directly or indirectly, other than through the credit facility, without the consent of Asia IT.

    On November 20, 2001, Asia IT entered into a L10,000,000 ($14,500,000)
credit facility with Medicsight. Such facility matures in November 2004, and is secured by a lien on all of the assets of Medicsight. Interest on outstanding amounts accrues at 2% above GBP LIBOR. At December 31, 2001 GBP LIBOR was 4.471%. Pursuant to such credit facility, Medicsight has covenanted to undertake a public offering of its ordinary shares in an amount not less than L25,000,000 not later than March 2002. If Medicsight does not complete such offering, the facility will nevertheless remain in place. The loan is convertible into ordinary shares in Medicsight on announcement of an Offer to Subscribe, Placing or other public offering of its ordinary shares, at the same price per share as the offering price. Due to the private offering being undertaken by Medicsight, the loan is currently convertible.

    The Company's corporate offices at 46 Berkeley Square are leased by International Cellulose Company Limited (ICCL), a company registered in England and Wales. STG Holdings PLC, the majority stockholder of HTTP Technology, acquired 100% of the issued share capital of International Cellulose Company Limited in November 2001. Rent on 46 Berkeley Square is managed by Berkeley Square Ventures Limited (BSV), a property management company incorporated in England and Wales. Berkeley Square Ventures Limited estimates the rental space occupied by the tenants and collects the rents from the tenants (including HTTP and ICCL) on behalf of ICCL. There are no formal leases between BSV and the tenants or a formal agreement between ICCL and BSV for BSV to collect the rent due. In 2001 the Company paid BSV $285,000 in rent.

(14) LEGAL PROCEEDINGS

    On January 23, 2002, Chess Ventures LLC ("Chess") commenced a lawsuit against the Company in the Chancery Court of Delaware, seeking an order to compel the Company to remove restrictive legends from share certificates owned by Chess so that Chess could sell the shares represented by the certificates under Rule 144 of the Securities Act ("Rule 144"). Chess has also claimed money damages due to the Company's failure to remove the legends. The Company has filed a defense and counterclaim to this claim and have subsequently instructed its transfer agent to remove the restrictive legends on all applicable certificates (including those held by Chess) should proper requests be made by the holders thereof in accordance with Rule 144. The matter currently remains in the pre-trial discovery stage. Accordingly, the Company is unable to state whether any outcome is either probable or remote.

(15) SUBSEQUENT EVENTS

    During March 2002, Medicsight allotted 6,000,000 shares at L1.00 ($1.45) per share (par value L0.05) of which approximately 3,000,000 have been placed. Asia IT is underwriting the issue. As of April 5, 2002, the Company has received approximately $1,750,000.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HTTP TECHNOLOGY, INC.

April 19, 2002
                                                           /s/ STEFAN ALLESCH-TAYLOR
                                                  ------------------------------------------
                                                            Stefan Allesch-Taylor,
                                                  CHAIRMAN, CHIEF EXECUTIVE OFFICER AND CHIEF
                                                    FINANCIAL OFFICER (PRINCIPAL EXECUTIVE
                                             By:   OFFICER AND PRINCIPAL FINANCIAL OFFICER)

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
              /s/ STEFAN ALLESCH-TAYLOR
     -------------------------------------------       Director                         April 19, 2002
                Stefan Allesch-Taylor

                  /s/ MATTHEW GILL
     -------------------------------------------       Director                         April 19, 2002
                    Matthew Gill

               /s/ MARK WARDE-NORBURY
     -------------------------------------------       Director                         April 19, 2002
                 Mark Warde-Norbury