Form 10-Q
period 2002-03-31
HTTP TECHNOLOGY INC
filed 2002-05-15
CIK 1001601

                                                  OMB APPROVAL
                                                  OMB Number 3235-0416
                                                  Expires: April 30, 2003
                                                  Estimated average burden hours
                                                  per response: 9708.0

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                         For the quarterly period ended March 31, 2002

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                         For the transition period from __________ to __________

                         Commission file number 0-26886

                              HTTP TECHNOLOGY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                                 13-4148725
        -------------------------------                  -------------------
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                   Identification No.)

               46 Berkeley Square, London, W1J 5AT, UNITED KINGDOM
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                              (011) 44-20-7598-4070
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No
                                            ---     ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by court. Yes    No
                       ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: AS OF MAY 10, 2002:
57,868,083 SHARES OF COMMON STOCK, PAR VALUE $0.001 PER SHARE.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

               HTTP Technology, Inc. and its subsidiaries are collectively referred to in this Report as the "Company" or "HTTP". For purposes of the discussion contained herein, all financial information is reported on a consolidated basis. The financial statements for the Company's fiscal quarter ended March 31, 2002 are attached to this Report, commencing at page F-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Except for historical information, the material contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 ("Fiscal 2001"), which may cause actual results to differ materially from those described. These risks and uncertainties include the rate of market development and acceptance of positioning technology, the unpredictability of the Company's sales cycle, the limited revenues and significant operating losses generated to date, and the possibility of significant ongoing capital requirements. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995".

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

               - We have recently restructured our business to focus more closely on the medical imaging applications derived from our original core technology. We have concluded the process of incorporating all research, software development, management and marketing activities related to our medical imaging initiatives into our subsidiary, Medicsight PLC ("Medicsight"). Assets have been transferred and costs incurred on the development of the Medicsight system have been reimbursed and assigned by way of a loan note from Medicsight. The amount of the loan note to HTTP Technology, Inc. was L3,659,104, and this loan note has been converted into 58,868,582 ordinary shares of Medicsight issued to the Company and 15,000,000 ordinary shares of Medicsight issued to Nightingale Technologies Limited ("Nightingale).

               The Medicsight system analyzes digital data from medical scanners, such as MRIs and CT scans, and then alerts the clinician to any areas of possible abnormality. We believe the Medicsight system will be capable of reliably detecting cancer cells, calcification of the arteries and other abnormalities indicative of disease at earlier stages in the disease than current medical tools are able to detect. The potential advantage of the Medicsight system is that it does not rely on the human eye or human interpretation to detect possible abnormalities, thereby resulting in significant cost savings. After the system uses its technology to identify possible abnormalities, the clinician will then apply his/her education, training and experience to determine the next steps in medical diagnosis and treatment. The Medicsight system is capable of processing unprecedented volumes of images. It is now widely accepted that the most effective way to achieve early detection of these leading deadly diseases is through large scale screening. Such screening would allow national healthcare bodies to provide society with the best protection against premature death.

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

               Currently the Medicsight system is undergoing systematic testing to ensure our objectives are met. This is expected to be completed in 2002 when we intend to open two or three operational pilot units, and the first Medicsight centers are expected to be on stream by mid-2003. The initial units will be used to gain regulatory approval and acquire market and clinical data. Operational and development costs for Fiscal 2002 are estimated at approximately $5.5 million. Medicsight is attempting to raise approximately $8.7 million by way of a private placing of 6 million shares. This is in addition to the Asia IT Capital Investments Limited ("Asia IT") facility of L10,000,000 ($14.5 million) that expires in November 2004. Medicsight expects to incur further operational and development costs in 2003 of approximately $6.5 million before Medicsight is financially self sufficient in 2004. Our expansion strategy across Europe calls for several business models. Besides the Company-operated Medicsight scanning centers, we will operate partnerships with industry leaders to achieve rapid market penetration across our target regions. Revenue streams will include: scan analysis fees, service charges, franchise license fees and franchise royalties based on revenues.

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

               The Company has had only a limited operating history upon which an evaluation of the Company's prospects can be made. The Company's prospects must be considered keeping in mind the risks, expenses, and difficulties frequently encountered in the establishment of a new business in an ever changing industry. There can be no assurance that the Company will be able to achieve profitable operations.

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

BUSINESS STRATEGY

               We are a developer of software technology. We have three principal operating subsidiaries, HTTP Software PLC ("Software"), HTTP Insights Limited ("Insights"), and Medicsight PLC ("Medicsight").

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

               MEDICSIGHT. Our majority-owned subsidiary, Medicsight, is currently engaged in efforts to commercialize a state-of-the-art digital disease detection software system called the Medicsight system through the use of our core technology. At March 31, 2001, HTTP owned 58,868,582 ordinary shares in Medicsight, constituting approximately 79.0% of the outstanding shares. Nightingale owned 7,920,000 ordinary shares of Medicsight and Asia IT owned 6,238,672 ordinary shares of Medicsight, constituting approximately 10.6% and 8.4% respectively of the outstanding shares. Medicsight is currently undertaking a private offering of an additional 6,000,000 shares, and at March31, 2002 610,000 shares had been issued. If such offering is fully subscribed and sold, HTTP will own approximately 73.7% of Medicsight's outstanding shares.

               The Medicsight system analyzes digital data from medical scanners, such as MRIs and CT scans, and then alerts the clinician to any areas of possible abnormality. We believe the Medicsight system will be capable of reliably detecting cancer cells, calcification of the arteries and other abnormalities indicative of disease at earlier stages in the disease than current medical tools are able to detect. The potential advantage of the Medicsight system is that it does not rely on the human eye or human interpretation to detect possible abnormalities, thereby resulting in significant cost savings. After the system uses its technology to identify possible abnormalities, the clinician will then apply his/her education, training and experience to determine the next steps in medical diagnosis and treatment. The Medicsight system is capable of processing unprecedented volumes of images. It is now widely accepted that the most effective way to achieve early detection of these leading deadly diseases is through large scale screening. Such screening would allow national healthcare bodies to provide society with the best protection against premature death.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2002 VS. QUARTER ENDED MARCH 31, 2001

               REVENUES. For the quarter ended March 31, 2002 (the "Current Quarter"), the Company's gross revenues from operations were approximately $16,000. For the quarter ended March 31, 2001 (the "Comparable Quarter"), the Company's gross revenues from operations were approximately $74,000. The Company's revenue in the Current Quarter and the Comparable Quarter was primarily derived from the Company's consulting and support activities provided by Software.

               During the Current Quarter, the Company had one customer, Commonwealth Secretariat, which accounted for 100% of its revenues. During the Comparable Quarter, the Company had two customers who represented a significant portion of its revenues. The customers were Commonwealth Secretariat, which accounted for approximately 53% of sales, and Eidos PLC, which accounted for approximately 38% of sales.

               RESEARCH AND DEVELOPMENT. The Company's research and development expenses were approximately $199,000 for the Current Quarter, compared to approximately $390,000 in the Comparable Quarter. The Company's research and development costs were comprised of staff and consultancy costs expensed on the Medicsight application. The reduction is due to changes in the number of staff and consultants working on the development.

               SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's selling, general and administrative expenses were approximately $2,368,000 for the Current Quarter, compared to approximately $1,407,000 in the Comparable Quarter. Professional fees were approximately $243,000 in the Current Quarter and approximately $315,000 in the Comparable Quarter. Also included in the Current Quarter and the Comparable Quarter were salaries and directors' compensation of approximately $370,000 and $225,000, respectively, service charges and rates for property leasing of approximately $82,000 and $276,000, respectively, and rent of approximately $87,000 and $147,000, respectively. The primary components of the increased selling, general and administrative expenses in the Current Quarter was an increase in amortization of intangibles from approximately $42,000 in the Comparable Quarter to approximately $1,124,000 in the Current Quarter. This relates to the separate identification of the technology acquired from Nightingale for $22,470,000, which was classified as goodwill in the Comparable Quarter. Other components are reductions in professional fees, rent and service charges. The reduction in rent is due to the Company having sold its lease on its Curzon St. offices in June 2001. Management expects selling, general and administrative expenses to continue at a similar level in the near future as the Company continues to devote resources to the expansion of the Company.

               DEPRECIATION AND AMORTIZATION EXPENSE. Effective January 1, 2002 with the adoption of SFAS No. 142, goodwill will no longer be amortized. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 5 years. The amortization charge for the Comparable Quarter was approximately $3,020,000.

               The Company acquired an intangible from Nightingale of technology valued at $22,470,000 during Fiscal 2000. Under SFAS No.142, this is considered an intangible asset with a definite life of 5 years. Therefore the value of the asset is amortized on a straight-line basis over this period. The amortization charge was approximately $1,124,000 in the Current Quarter and approximately $44,000 in the Comparable Quarter. The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's assessment for impairment of an asset involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Impairment of intangibles was nil in the Current Quarter.

               IMPAIRMENT OF EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED. In the Current Quarter, the Company had excess of purchase price over net assets acquired of approximately $88,918,000 from its acquisition of Insights. In the Comparable Quarter, the Company had excess of purchase price over net assets acquired of approximately $108,830,000, associated with the acquisition of Insights and Software. As stated above, the Company adopted SFAS No. 142 on January 1, 2002. Under this standard, goodwill will no longer be amortized over its estimated useful life, but instead will be tested for impairment on an annual basis and whenever indicators of impairment arise. The Company will complete the first impairment test by June 30, 2002 and will record any resulting impairment by the end of Fiscal 2002. Prior to January 1, 2002, goodwill was tested for impairment in a manner consistent with property, plant and equipment and intangible assets with a definite life.

               IMPAIRMENT LOSS ON INVESTMENTS. In the Comparable Quarter, impairment loss on investments of $1,211,000 related to the impairment in the carrying value of one of the Company's minority investments, Compaer AG. Based on the financial status of Compaer AG, the investment was permanently impaired, and the Company has recorded an impairment for the entire carrying value of this investment. In the Current Quarter, no investments were impaired.

               NET LOSS AND NET LOSS PER SHARE. Net loss was approximately $2,299,000 for the Current Quarter, compared to a net loss of approximately $5,846,000 for the Comparable Quarter. Loss per share was $(0.04) for the Current Quarter based on weighted average shares outstanding of 57,868,083, and $(0.12) for the Comparable Quarter, based on weighted average shares outstanding of 49,103,159.

LIQUIDITY AND CAPITAL RESOURCES

               WORKING CAPITAL. At March 31, 2002, the Company had approximately $560,000 in current assets. Cash and cash equivalents amounted to approximately $99,000. Current liabilities were approximately $6,272,000 at March 31, 2002. At December 31, 2001, the Company had approximately $657,000 in current assets and cash and cash equivalents amounted to approximately $203,000. Current liabilities were approximately $5,862,000 at December 31, 2001. Working capital deficit at the end of the Current Quarter was approximately $(5,712,000), as compared to approximately $(5,205,000) at December 31, 2001. The ratio of current assets to current liabilities was 0.09 to 1.0 at the end of the Current Quarter as compared to 0.11 to 1.0 at December 31, 2001.

               NET DECREASE IN CASH AND CASH EQUIVALENTS. During the Current Quarter, the Company's cash and cash equivalents decreased by approximately $104,000. This decrease was primarily the result of net cash used for operations offset by cash flows received from shares issued by Medicsight and increase in short term debt. The Company used net cash of approximately $1,084,000 in operations. The Company received net cash of approximately $1,007,000 in financing activities and used approximately $35,000 in investing activities.

               NET CASH USED IN OPERATIONS. The use of cash in operations in the Current Quarter of approximately $1,084,000 was attributable to the Company's relatively low revenues at the same time that the Company incurred significant operating costs. These significant costs included professional fees, salaries and director compensation, and service charges associated with rental property and rent. The Company used cash in operations for in the Comparable Quarter of approximately $1,476,000.

               NET CASH USED IN INVESTMENT ACTIVITIES. For the Current Quarter, the Company had a net cash outflow from investment activities of approximately $35,000. The Company used the funds to purchase additional fixed assets. In the Comparable Quarter, the Company had a net cash inflow from investment activities of approximately $1,620,000. Such funds were received in the Comparable Quarter from the sale of the Company's shareholding in MDA Group PLC. The Company does not currently have any commitments for material capital expenditures.

               NET CASH PROVIDED BY FINANCING ACTIVITIES. In the Current Quarter, the Company had a net cash inflow from financing activities of approximately $1,007,000. The funds received in the current quarter arose from drawdowns on the Asia IT facilities plus funds received from the private placement of Medicsight stock. For the Comparable Quarter, the Company had a net cash outflow from financing activities of approximately $1,101,000. These funds were used in reducing overdraft and short-term debt.

               STOCKHOLDERS' EQUITY. The Company's stockholders' equity at March 31, 2002 was approximately $100,232,000, including an accumulated deficit of approximately $(56,758,000), as compared to approximately $101,853,000 at December 31, 2001, including an accumulated deficit of approximately $(54,459,000). Additional paid-in capital was approximately $166,952,000 and $166,299,000, at March 31, 2002 and December 31, 2001 respectively. The reduction in stockholders' equity was a result of an increase in accumulated deficit of approximately $2,299,000 offset by an increase in additional paid-in capital of approximately $842,000 and less minority interest of approximately $189,000 due to the placement of Medicsight stock (par value approximately $0.07 per share) at a premium of approximately $1.38 per share.

               ADDITIONAL CAPITAL. The Company will require additional capital during its fiscal year ending December 31, 2002 to implement its business strategies, including cash for (i) payment of increased operating expenses such as salaries for additional employees; and (ii) further implementation of those business strategies. Such additional capital may be raised through additional public or private financing, as well as borrowings and other resources. Currently, the Company has two available lines of credit.

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

               On November 20, 2001, Asia IT entered into a L10,000,000 ($14,500,000) credit facility with Medicsight. Such facility matures in November 2004 and is secured by a lien on all assets of Medicsight. Interest on outstanding amounts accrues at 2% above GBP LIBOR. Pursuant to such credit facility, Medicsight had covenanted to undertake a public offering of its ordinary shares in an amount not less than L25,000,000 not later than March 2002. However, there are no ramifications for the Company or Medicsight if such public offering is not made, and the credit facility nevertheless will remain in place. The loan is convertible into ordinary shares in Medicsight upon announcement of an Offer to Subscribe, Placing or other public offering of its ordinary shares at the same price per share as the offering price. Due to the private offering currently being undertaken by Medicsight, the loan is currently convertible. In addition, Asia IT acquired 7,080,000 Medicsight shares from the 15 million shares issued to Nightingale Technologies as part of the Insights acquisition.

               At March 31, 2002, the Company had drawn down approximately $1,338,000 under the $20 million facility with Asia IT, and Medicsight had drawn down approximately $107,000 under its L10,000,000 ($14,500,000) facility with Asia IT.

               During March 2002, Medicsight allotted 6,000,000 shares at L1.00 ($1.45) per share (par value L0.05) of which approximately 3,000,000 shares have been placed. Asia IT is underwriting the issue. As of April 29, 2002, Medicsight had received approximately $1,218,000 from the proceeds of such offering.

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

               CRITICAL ACCOUNTING POLICIES. In December 2001 and January 2002, the Securities and Exchange Commission requested that all registrants list their three to five most "critical accounting policies" in the Management's Discussion and Analyses of Financial Condition and Results of Operations. The Securities and Exchange Commission indicated a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit the definition of critical accounting policies.

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

               Impairment of Excess of Purchase Price Over Net Assets Acquired--The Company adopted SFAS No. 142 on January 1, 2002. Under this standard, goodwill will no longer be amortized over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to the initial adoption of SFAS No 142 is recorded as a charge to current period earnings. Under the transitional provisions of SFAS No. 142, the Company's goodwill will be tested for impairment as of January 1, 2002. By June 30, 2002, the Company's reporting unit will be tested for impairment by comparing the fair value of the reporting unit with its carrying value. Any resulting impairment will be measured by comparing the implied fair value of recorded goodwill to its carrying value and recorded by December 31, 2002.

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

               RECENT ACCOUNTING PRONOUNCEMENTS. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for asset retirement obligations be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet assessed the potential impact of the adoption of SFAS No. 143.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               INTEREST RATE RISK

               The Company's exposure to market risk associated with changes in interest rates relates to its debt obligations. The Company has the following debt facilities all repayable on demand:

Debt Holder                         Facility         Balance           Interest Rate          At March 31
-----------                         --------         -------           -------------          -----------
Nightingale Technologies Ltd        $10,000,000      $3,250,000        US Libor + 2%                5.006%

Asia IT Capital Investments Ltd     $20,000,000      $1,338,000        US Libor + 2%                5.006%

Asia IT Capital Investments Ltd     $14,500,000      $  107,000        GBP Libor + 2%               6.854%

A hypothetical 100 point adverse movement in interest rates would increase interest cost by approximately $50,000 per annum assuming no further drawdowns or repayments are made.

               FOREIGN EXCHANGE RISK

               The Company's exposure to market risk associated with changes in exchange rates relate to its debt facility with Nightingale Technologies Ltd. The facility is held in GBP by Insights and is therefore exposed to fluctuations between GBP and USD rates. A hypothetical 100 point adverse movement ($1.45 to $1.44 to GBP1.00) would increase the principal to repaid by approximately $16,000.

               The Company holds limited cash balances in GBP so any adverse movements in the exchange rates are considered immaterial.

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

               On January 23, 2002, Chess Ventures LLC ("Chess") commenced a lawsuit against us in the Chancery Court of Delaware, seeking an order to compel us to remove restrictive legends from share certificates owned by Chess so that Chess could sell the shares represented by the certificates under Rule 144 of the Securities Act ("Rule 144"). Chess has also claimed money damages due to our failure to remove the legends. We have filed a defense and counterclaim to this claim and have subsequently instructed our transfer agent to remove the restrictive legends on all applicable certificates (including those held by Chess) should proper requests be made by the holders thereof in accordance with Rule 144. The matter currently remains in the pre-trial discovery stage. The Company believes that no material loss is expected.

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

               None.

ITEM 5.   OTHER INFORMATION

               None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                    None.

               (b)  Reports on Form 8-K

                    None.

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 AS OF AND FOR THE QUARTER ENDED MARCH 31, 2002

Consolidated Balance Sheets as of March 31, 2002 (Unaudited)
and December 31, 2001 (Audited)...................................................    F-2

Consolidated Statements of Operations for the Quarter Ended
March 31, 2002 (Unaudited) and Quarter Ended March 31, 2001 (Unaudited)...........    F-3

Consolidated Statement of Cash Flows for the Quarter Ended
March 31, 2002 (Unaudited) and Quarter Ended March 31, 2001 (Unaudited)...........    F-4

Notes to Consolidated Financial Statements........................................    F-5

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                             March 31, 2002      December 31, 2001
                                                              (unaudited)            (audited)
                                                             --------------      -----------------
                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                 $       98,851      $         202,662
   Accounts receivable (net of allowance for
     doubtful debts of $72,000 and $74,000, respectively)            46,894                 93,398
   Other receivables                                                175,801                182,661
   Prepaid expenses                                                 137,361                117,605
   Sales tax receivable                                             101,241                 60,676

                                                             --------------      -----------------
        Total current assets                                        560,148                657,002

PROPERTY AND EQUIPMENT, at cost, net of accumulated
   depreciation of $373,000 and $315,000, respectively              336,702                358,874

INVESTMENTS, at cost                                                700,100                700,100

SECURITY DEPOSITS                                                    49,577                 50,119

INTANGIBLE ASSET, at cost, net of accumulated
   amortization of $5,618,000 and $4,494,000, respectively       16,852,500             17,976,000

EXCESS OF PURCHASE PRICE OVER NET ASSETS
  ACQUIRED, net of accumulated amortization of
  $16,645,000 at both dates                                      88,918,408             88,918,408

                                                             --------------      -----------------
        Total assets                                         $  107,417,435      $     108,660,503
                                                             ==============      =================

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                 781,880                641,087
   Accrued expenses                                                 665,444                436,849
   Accrued professional expenses                                    130,353                208,906
   Short-term debt                                                4,694,750              4,574,852
                                                             --------------      -----------------

        Total current liabilities                                 6,272,427              5,861,694

CAPITAL LEASE                                                        16,901                 18,856
                                                             --------------      -----------------

        Total liabilities                                         6,289,328              5,880,550
                                                             --------------      -----------------

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value, 100,000,000 shares
     authorized, 57,868,083 and 57,868,582 shares issued and
     outstanding, respectively                                       57,868                 57,869
   Additional paid-in capital                                   166,951,791            166,298,623
        Vendor guarantee                                        (10,000,000)           (10,000,000)
   Cumulative foreign currency translation adjustment               (19,601)               (44,269)
   Accumulated deficit                                          (56,757,968)           (54,458,798)
                                                             --------------      -----------------

        Total stockholders' equity                              100,232,090            101,853,425
                                                             --------------      -----------------

MINORITY INTEREST                                                   896,017                926,528
                                                             --------------      -----------------
                                                                101,128,107            102,779,953
        Total liabilities and stockholders' equity           $  107,417,435      $     108,660,503
                                                             ==============      =================

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Three Months          Three Months
                                                                  Ended                Ended
                                                             March 31, 2002        March 31, 2001
                                                               (unaudited)           (unaudited)
                                                             --------------      -----------------
REVENUES                                                     $       16,021      $          73,907

EXPENSES:
      Selling, general and administrative charges                 2,368,121              1,407,406
      Research and development cost                                 199,158                389,649
      Impairment of investment                                           --              1,211,246
      Amortization of goodwill                                           --              3,020,190
                                                             --------------      -----------------
                                                                  2,567,279              6,028,491

          Operating loss                                         (2,551,258)            (5,954,584)

OTHER INCOME:
      Interest and other income                                         111                 67,465
      Net foreign exchange gains                                         --                 39,857
                                                             --------------      -----------------
                                                                        111                107,322

Net Loss before minority interest                                (2,551,147)            (5,847,262)

MINORITY INTEREST                                                   251,977                  1,675

                                                             --------------      -----------------
          Net loss                                           $   (2,299,170)     $      (5,845,587)
                                                             ==============      =================

PER SHARE DATA:
      Basic and diluted loss per share                       $        (0.04)     $           (0.12)
                                                             ==============      =================

      Weighted average number of common
          shares outstanding                                     57,868,083             49,103,159
                                                             ==============      =================

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                              Three Months         Three Months
                                                                  Ended               Ended
                                                             March 31, 2002      March 31, 2001
                                                               (unaudited)         (unaudited)
                                                             --------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $   (2,299,170)     $      (5,845,587)
Adjustments to reconcile net loss to net cash
   used in operating activities
     Depreciation                                                    57,480                 42,078
     Amortization of intangible assets                            1,123,500                 43,841
     Amortization of goodwill                                            --              3,020,190
     Provision for doubtful accounts                                     --                  2,307
     Write down of investment                                            --              1,211,246
     Minority interest in net earnings of subsidiary               (251,977)                (1,675)
Changes in operating assets and liabilities, net of effects
   from acquisitions of businesses
     Decrease in accounts receivable                                 48,332                 12,980
     (Increase)/decrease in prepaid expenses and other              (12,895)                74,682
     current assets
     (Increase)/decrease in sales tax receivable                    (40,565)                28,998
     Decrease/(increase) in security deposits                           542                (14,345)
     Increase/(decrease) in accounts payable                        140,793               (160,641)
     Increase in accrued expenses                                   228,595                198,273
     Decrease in accrued professional expenses                      (78,553)               (88,792)
                                                             --------------      -----------------

        Net cash used in operating activities                    (1,083,918)            (1,476,445)
                                                             --------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                            (35,308)               (38,451)
Capitalized software development costs                                   --                 (5,008)
Sale of investments                                                      --              1,663,420
                                                             --------------      -----------------

        Net cash (used in)/provided by investing activities         (35,308)             1,619,961
                                                             --------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in capitalized lease                                        (4,477)                (1,298)
Decrease in bank overdraft                                               --                (93,748)
Increase/(repayment) of debt                                        142,984             (1,006,024)
Shares in Medicsight issued for cash                                868,701                     --
                                                             --------------      -----------------

        Net cash provided by/(used in) financing activities       1,007,208             (1,101,070)
                                                             --------------      -----------------

Effects of exchange rates on cash and cash equivalent                 8,207                (12,187)

NET DECREASE IN CASH                                               (103,811)              (969,741)
                                                             ==============      =================

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                        202,662              6,226,280

                                                             --------------      -----------------
CASH & CASH EQUIVALENTS, END OF PERIOD                       $       98,851      $       5,256,539
                                                             ==============      =================

NON CASH FINANCING ACTIVITIES
Issuance of shares associated with acquisitions                          --      $      93,117,120

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

(2)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, filed on April 19, 2002. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented. All significant intercompany transactions have been eliminated in consolidation.

     Certain reclassifications have been made in prior period financial statements to conform to the current presentation.

     The results of operations presented for the three months and quarter ended March 31, 2002, are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

(3)  LINES OF CREDIT

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

     On November 20, 2001, Asia IT entered into a L10,000,000 ($14,500,000)
     credit facility with Medicsight. Such facility matures in November 2004 and is secured by a lien on all assets of Medicsight. Interest on outstanding amounts accrues at 2% above GBP LIBOR. Pursuant to such credit facility, Medicsight had covenanted to undertake a public offering of its ordinary shares in an amount not less than L25,000,000 not later than March 2002. However, there are no ramifications for the Company if Medicsight does not comply with this covenant, and the credit facility nevertheless will remain in place. The loan is convertible into ordinary shares in Medicsight upon announcement of an Offer to Subscribe, Placing or other public offering of its ordinary shares at the same price per share as the offering price. Due to the private offering currently being undertaken by Medicsight, the loan is currently convertible. In addition, Asia IT acquired 7,080,000 Medicsight shares from the 15 million shares issued to Nightingale Technologies as part of the Insights acquisition.

     At March 31, 2002, the Company had drawn down approximately $1,338,000 under the $20 million facility with Asia IT, and Medicsight had drawn down approximately $107,000 under its L10,000,000 ($14,500,000) facility with Asia IT.

(4)  SHORT-TERM DEBT

     The Company acquired Insights in December 2000. At the time of such acquisition, Insights had outstanding $6,006,000 of long-term debt. This debt is part of the original loan of $10,000,000 that Insights owed to its parent company relating to the acquisition of patent applications for its Stochastic Perception Engine technology. The loan bears interest at 2% above US LIBOR and is unsecured. The principal of the loan and accrued interest does not mature until October 5, 2003. The debt is treated as short-term because the terms of the loan note include a provision whereby the lender can require repayment within one business day of giving notice of demand, in the event Insights ceases to be a wholly-owned subsidiary of its former parent. No notice had been given as of March 31, 2002 and management does not expect the notice to be given. As of March 31, 2002, the balance of this loan was $3,250,000. As of March 31, 2001, the outstanding balance of this loan was $5,000,000.

(5)  STOCKHOLDERS' EQUITY

     On February 5, 2001, the Company effected a 2-for-1 split (the "Split") of its Common Stock. As such, all share and per share information in the accompanying financial statements have been restated to reflect the Split.

(6)  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill

     The Company adopted SFAS No. 142 effective January 1, 2002. Under this standard, goodwill will no longer be amortized over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The Company will complete the first impairment test by June 30, 2002 and will record any resulting impairment by the end of Fiscal 2002. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 5 years. The amortization charge for the quarter ended March 31, 2001 was approximately $3,020,000.

     Adjusted results for March 31, 2001 assuming the discontinuation of amortization would be as follows:

                                                     Total             Per Share
                  Loss as reported                   $(5,845,587)      $   (0.12)

                  Amortisation of goodwill           $ 3,020,190       $    0.06

                  Pro forma loss                     $(2,825,397)      $   (0.06)
                                                     -----------       ---------

     Other Intangible Assets

     The Company acquired an intangible from Insights of Technology valued at $22,470,000 during Fiscal 2000. Under SFAS No.142, this is considered an intangible asset with a definite life of 5 years. Therefore the value of the asset will be amortized on a straight-line basis over this period.

     The carrying amount and accumulated amortization of acquired intangible assets follows:

                                                     Jan 1, 2002      Mar. 31, 2002
     Technology                                      $22,470,000       $ 22,470,000

     Accumulated amortization                         (4,494,000)        (5,617,500)

     Total intangible assets, net                    $17,976,000       $ 16,852,500

     The table below shows expected amortization expense for acquired intangible assets recorded as of January 1, 2002.

         ($ Thousands)                              2002     2003     2004     2005
         Amortization expense                       4,494    4,494    4,494    4,494

     The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

(7)  MAJOR CUSTOMERS

     During the Current Quarter, the Company had one customer, Commonwealth Secretariat, which accounted for 100% of its revenues. During the Comparable Quarter, the Company had two customers who represented a significant portion of its revenues. The customers were Commonwealth Secretariat, which accounted for approximately 53% of sales, and Eidos PLC, which accounted for approximately 38% of sales.

(8)  COMPREHENSIVE INCOME

     As of March 31, 2002 and March 31, 2001, respectively, and for the three months then ended, comprehensive income was comprised of a net loss from operations and the net effect of foreign currency translation adjustments. This comprised a net loss of $2,299,170 for the quarter ended March 31, 2002, and $5,845,587 for the quarter ended March 31, 2001, and foreign currency translation adjustments of $(24,668) and $12,187, respectively, resulting in comprehensive loss of $2,274,502 and $5,857,774 respectively.

                                    SIGNATURE

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HTTP TECHNOLOGY, INC.


                                            By: /s/ STEFAN ALLESCH-TAYLOR
                                                -------------------------
                                            Stefan Allesch-Taylor
                                            Chairman and Chief Executive Officer
                                            and Chief Financial Officer

     Date:    May 15, 2002