Form 10-Q
period 2002-06-30
HTTP TECHNOLOGY INC
filed 2002-08-14
CIK 1001601

                                                   -----------------------------
                                                   OMB APPROVAL
                                                   OMB Number 3235-0416
                                                   Expires: April 30, 2003
                                                   Estimated average burden
                                                   hours per response: 9708.0
                                                   -----------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                           For the quarterly period ended June 30, 2002

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                           For the transition period from _________ to _________

                           Commission file number 0-26886

                              HTTP TECHNOLOGY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                         13-4148725
---------------------------------------               --------------------------
   (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                        Identification No.)

               46 BERKELEY SQUARE, LONDON, W1J 5AT, UNITED KINGDOM
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                              (011) 44-20-7598-4070
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

          Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days  Yes /X/   No / /

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: AS OF AUGUST 7, 2002: 57,868,083 SHARES OF COMMON STOCK, PAR VALUE $0.001 PER SHARE.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               HTTP Technology, Inc. and its subsidiaries are collectively referred to in this Report as the "Company" or "HTTP". For purposes of the discussion contained herein, all financial information is reported on a consolidated basis. The financial statements for the Company's fiscal quarter ended June 30, 2002 are attached to this Report, commencing at page F-1.

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

               - We have recently restructured our business to focus more closely on the medical imaging applications derived from our original core technology. We have concluded the process of incorporating all research, software development, management and marketing activities related to our medical imaging initiatives into our subsidiary, Medicsight PLC ("Medicsight"). Assets have been transferred and costs incurred on the development of the Medicsight system have been reimbursed and assigned by way of a loan note from Medicsight. The amount of the loan note to HTTP Technology, Inc. was GBP 3,659,104, and this loan note has been converted into 57,868,582 ordinary shares of Medicsight issued to the Company and 15,000,000 ordinary shares of Medicsight issued to Nightingale Technologies Limited ("Nightingale"). The Company also acquired 1,000,000 ordinary shares of Medicsight for L50,000 (approximately $75,000) at the time Medicsight was formed.

               The Medicsight system analyzes digital data from the new generation of 16-detector multi-slice scanners, and then alerts the clinician to any areas of possible abnormality. We believe the Medicsight system will be capable of reliably detecting isolated pulmonary nodules (lung cancer), calcification of the arteries and other abnormalities indicative of disease at earlier stages than current medical tools. The potential advantage of the Medicsight system is that it does not rely on the human eye or human interpretation to detect possible abnormalities, thereby resulting in the opportunity of increased precision, scalability and cost savings. After the system uses its technology to identify possible abnormalities, the clinician will then apply his/her education, training and experience to determine the next steps in medical diagnosis and treatment. The Medicsight system is capable of processing unprecedented volumes of images. It is now widely accepted that the most effective way to achieve early detection of these leading deadly diseases is through large scale radiological scanning. Such scanning would allow national healthcare bodies to provide society with the best protection against premature death.

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

          - Significant patient volume can be achieved as the analysis is fully automated; scanning volumes are not constrained by the finite number of radiologists.

          - The business model is unique as we intend to establish broad penetration through a series of cost-effective, efficient, screening services.

               The new enabler is the 16-detector scanner. This allows sub-millimeter cross-sectional slices to be captured with increased speed and reduced radiological dose when compared with traditional single slice machines. This provides over 600 images of the chest cavity instead of 34 for single slice scanners. The amount of detail now available, while enabling early detection of smaller nodules and areas of calcification, increases the time required for analysis by radiologists. Therefore automation is essential.

               A number of service centers will be established to provide a referral-only computed tomography ("CT") service for the early detection of coronary heart disease ("CHD"), lung and colorectal cancer. Referring medical practitioners will send high-risk individuals or those displaying non-specific signs of ill health to the center for a specific scan. No self-referrals will be accepted.

               The initial target market is Western Europe. This was selected on the basis of its demographics and attractiveness for implementing scanning systems. We currently anticipate that the launch country will be the United Kingdom (specifically in London) followed by The Netherlands, Switzerland and Italy. Other principal markets such as the United States and Japan will be targeted following the European launch.

               The countries in Western Europe in which Medicsight plans to open centers have a population of almost 400 million people. Cities with an agglomerated population of over 1 million people were selected within the target countries. These city agglomerations have a total population of 154 million. Within this group 66 million individuals are within the target age range for Medicsight's service offering.

               The Medicsight system is currently undergoing systematic testing in 2002 during which time we intend to open two or three operational pilot units, and the first Medicsight centers are expected to be on stream by mid-2003. The initial units will be used to gain regulatory approval and acquire market and clinical data. Medicsight is currently negotiating leases on three sites and formalizing requirements with hardware manufacturers for the scanning equipment.

               Operational and development costs for Fiscal 2002 are estimated at approximately $6.5 million. Medicsight is attempting to raise approximately $9.0 million by way of a private placing of 6.1 million shares. This is in addition to the Asia IT Capital Investments Limited ("Asia IT") facility of GBP 10,000,000 ($15.0 million) that expires in November 2004. Medicsight expects to incur further operational and development costs in 2003 of approximately $8.5 million before Medicsight is financially self sufficient in 2004. Our expansion strategy across Europe calls for several business models. Besides the Company-operated Medicsight scanning centers, we will operate partnerships with industry leaders to achieve rapid market penetration across our target regions. Revenue streams will include: scan analysis fees and franchise license fees.

               We have yet to derive any revenue from the Medicsight system. We cannot assure you that Medicsight will be successful in commercializing the Medicsight system, or if such system is commercialized, that its use will be profitable to Medicsight. We face many obstacles in commercializing our core technology and in generating operating revenues such as, but not limited to, successful development and testing of the technology and gaining the necessary regulatory approvals.

               Medicsight does not believe that there is any direct competition to the automatic Medicsight offering. There are computer-aided diagnostic systems and a few screening businesses which work in the field, but, in our view, such existing systems are overly dependent on human resources to carry out the analysis, as none have automated diagnosis capability, and are therefore unable to achieve large economies of scale.

               The Company has had only a limited operating history upon which an evaluation of the Company's prospects can be made. The Company's prospects must be considered keeping in mind the risks, expenses and difficulties frequently encountered in the establishment of a new business in an ever changing industry. There can be no assurance that the Company will be able to achieve profitable operations.

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

BUSINESS STRATEGY

               We are a developer of software technology. We have three principal operating subsidiaries, Medicsight PLC ("Medicsight"), HTTP Insights Limited ("Insights"), and HTTP Software PLC ("Software").

               MEDICSIGHT. Our majority-owned subsidiary, Medicsight, is currently engaged in efforts to commercialize a state-of-the-art digital disease detection software system through the use of our core technology. At June 30, 2002, HTTP owned 58,868,582 ordinary shares in Medicsight, constituting approximately 76.1% of the outstanding shares. Nightingale transferred its holding of 7,920,000 (approximately 10.2% of the outstanding shares) in Medicsight to General Nominees LLC, a party related to Asia IT. Asia IT owned 6,238,672 ordinary shares in Medicsight, constituting approximately 8.1% of the outstanding shares. Medicsight is currently undertaking a private offering of an additional 6,131,398 shares, and at June 30, 2002, 3,533,700 shares had been issued to persons not affiliated with Medicsight. This offering is fully underwritten by Asia IT. When such offering is fully subscribed and sold, HTTP will own approximately 73.6% of Medicsight's outstanding shares.

               The Medicsight system analyzes digital data from medical scanners, such as MRIs and CT scans, and then alerts the clinician to any areas of possible abnormality. We believe the Medicsight system will be capable of reliably detecting cancer cells, calcification of the arteries and other abnormalities indicative of disease at earlier stages in the disease than current medical tools are able to detect. The potential advantage of the Medicsight system is that it does not rely on the human eye or human interpretation to detect possible abnormalities, thereby resulting in significant cost savings and more consistent detection results. After the system uses its technology to identify possible abnormalities, the clinician will then apply his/her education, training and experience to determine the next steps in medical diagnosis and treatment. The Medicsight system is capable of processing unprecedented volumes of images. It is now widely accepted that the most effective way to achieve early detection of these leading deadly diseases is through large scale screening. Such screening would allow national healthcare bodies to provide society with the best protection against premature death.

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

               Commercialization of the Stochastic Perception Engine is anticipated to occur through joint ventures and in-house development according to the optimum market entry strategy. The technology is designed to be deployed in the form of software modules or utility libraries, or embedded within microchips. In addition to the Medicsight system (described below), we are also working on developing other applications for our core technology. One area being explored is a computer vision system for the examination of baggage and packages being carried by aeroplanes.

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

RESULTS OF OPERATIONS

               REVENUES. For the six months ended June 30, 2002, and June 30, 2001, the Company's gross revenues from operations were approximately $37,000 and $143,000, respectively. For the quarter ended June 30, 2002 ("Q2 2002") and the quarter ended June 30, 2001 ("Q2 2001"), the Company's gross revenues from operations were approximately $21,000 and $69,000, respectively. The Company's revenue was primarily derived from the Company's consulting activities provided by Software.

               During the six months and quarter ended June 30, 2002, the Company had two customers who represented a significant proportion of its revenues. The customers are Commonwealth Secretariat, which accounted for approximately 43% and 0% of sales, respectively, and Texaco Ltd., which accounted for approximately 57% and 100% of sales, respectively. During the six months and quarter ended June 30, 2001, the Company had two customers who represented a significant proportion of its revenues. The customers are Commonwealth Secretariat, which accounted for approximately 45% and 13% of sales, respectively, and Texaco Ltd., which accounted for approximately 23% and 35% of sales, respectively.

               RESEARCH AND DEVELOPMENT. The Company's research and development expenses for the six months and quarter ended June 30, 2002, were approximately $554,000 and $355,000 respectively as compared to approximately $739,000 and $349,000 for the six months and quarter ended June 30, 2001. The Company's research and development costs were comprised of staff and consultancy costs expensed on the Medicsight application. The reduction is due to changes in the number of staff and consultants working on the development.

               SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's selling, general and administrative expenses for the six months and quarter ended June 30, 2002, were approximately $4,977,000 and $2,609,000, respectively, as compared to $3,056,000 and $1,648,000 for the six months and quarter ended June 30, 2001. Professional fees, including consulting services, were approximately $669,000 and $426,000 for the six months and quarter ended June 30, 2002, respectively. Also included were salaries and directors' compensation of approximately $1,362,000 and $792,000, service charges and rates for property leasing of approximately $155,000 and $73,000, and rent of approximately $200,000 and $113,000, respectively. The primary components of the increased selling, general and administrative expenses for the six months and quarter ended June 30, 2002 was an increase in amortization of intangibles from approximately $86,000 and $44,000 respectively for the six months and quarter ended June 30, 2001 to approximately $2,247,000 and $1,124,000 for the six months and quarter ended June 30, 2002. This relates to the separate identification of the technology acquired from Nightingale for $22,470,000, which was classified as goodwill for the six months and quarter ended June 30, 2001. Other components are reductions in professional fees, rent and service charges. The reduction in rent is due to the Company having sold its lease on its Curzon St. offices in June 2001. Management expects selling, general and administrative expenses to continue at a similar level in the near future as the Company continues to devote resources to the expansion of the Company.

               DEPRECIATION AND AMORTIZATION EXPENSE. Effective January 1, 2002 with the adoption of SFAS No. 142, goodwill will no longer be amortized. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 5 years. The amortization charge for the six months and quarter ended June 30, 2001 was approximately $8,635,000 and $5,614,000, respectively.

               The Company acquired an intangible from Nightingale of technology valued at $22,470,000 during Fiscal 2000. Under SFAS No.142, this is considered an intangible asset with a definite life of 5 years. Therefore the value of the asset is amortized on a straight-line basis over this period. The amortization charge for the six months and quarter ended June 30, 2002 was approximately $2,247,000 and $1,123,000, respectively, as compared to $86,000 and $44,000 for the six months and quarter ended June 30, 2001. The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's assessment for impairment of an asset involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Impairment of intangibles was nil in the six months and quarter ended June 30, 2002.

               IMPAIRMENT OF EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED. During the six months and quarter ended June 30, 2002, the Company had excess of purchase price over net assets acquired of approximately $88,918,000 from its acquisition of Insights. During the six months and quarter ended June 30, 2001, the Company had excess of purchase price over net assets acquired of approximately $103,576,000, associated with the acquisition of Insights and Software. As stated above, the Company adopted SFAS No. 142 on January 1, 2002. Under this standard, goodwill will no longer be amortized over its estimated useful life, but instead will be tested for impairment on an annual basis or whenever indicators of impairment arise. The Company completed its transitional impairment tests in the quarter to June 30, 2002 and no impairment was recorded. Prior to January 1, 2002, goodwill was tested for impairment in a manner consistent with property, plant and equipment and intangible assets with a definite life.

               IMPAIRMENT LOSS ON INVESTMENTS. For the six months and quarter ended June 30, 2002, the Company incurred an impairment loss on investments of $30,000 related to the impairment in the carrying value of one of the Company's minority investments, Top Tier, Inc. Based on the financial status of Top Tier, Inc, the investment was permanently impaired, and the Company has recorded an impairment for the entire carrying value of this investment. For the six months and quarter ended June 30, 2001, investments of $1,211,000 and $nil, respectively, were impaired. Based on the financial status of Compaer AG the investment was permanently impaired in the six months ended June 30, 2001, and the Company recorded an impairment for the entire carrying value of this investment.

               IMPAIRMENT OF VENDOR GUARANTEE. Impairment of a vendor guarantee in the amount of $6,720,000 for the six months and quarter ended June 30, 2002 relates to an impairment of the guarantee provided by Dr. Alexander Nill as to the fair value of certain assets acquired under the Company's acquisition of Core in September 2000. The vendor guarantee represents the fair value of 4,070,000 shares returned to the Company as partial consideration for the guarantee, of which 3,100,000 shares (the "Escrow Shares") were placed in escrow. We have estimated the value of the guarantee as the value of the common stock, based on the recent history of the stock price, giving a realizable value of approximately $3,280,000. Impairment of the guarantee was approximately $2,910,000 for the six months and quarter ended June 30, 2001.

               On March 6, 2002, Core entered into voluntary liquidation proceedings. In accordance with the Companies Act governing companies organized in the British Virgin Islands, Core has appointed a liquidator to assess the fair value of its assets. We intend to initiate legal proceedings in the State of New York to enforce Dr. Nill's guarantee and to seek compensation for the shortfall in value on the guarantee, approximately $15,829,000, which has not yet been provided to us by Dr. Nill.

               NET LOSS AND NET LOSS PER SHARE. Net loss was approximately $11,549,000 for the six months ended June 30, 2002 compared to a net loss of approximately $16,278,000 for the six months ended June 30, 2001. Net loss was $9,249,000 for the three months ended June 30, 2002 compared to a net loss of approximately $10,432,000 for the three months ended June 30, 2001. Net loss per share for the six months ended June 30, 2002 was $0.20, based on weighted average shares outstanding of 57,868,083, compared to a net loss per share of $0.33 for the six months ended June 30, 2001, based on weighted average shares outstanding of 49,920,756. Net loss per share for the three months ended June 30, 2002 was $0.16, based on weighted average shares outstanding of 57,868,083, compared to a net loss per share of $0.21 for the three months ended June 30, 2001, based on weighted average shares outstanding of 49,920,756. The reduction in net loss for the six months and quarter ended June 30, 2002, are principally due to the cessation of amortization of goodwill under SFAS No.142, offset by increased selling, general and administrative expenses and impairment of the vendor guarantee.

LIQUIDITY AND CAPITAL RESOURCES

               WORKING CAPITAL. At June 30, 2002, the Company had approximately $3,446,000 in current assets. Cash and cash equivalents amounted to approximately $3,161,000. Current liabilities were approximately $6,678,000 at June 30, 2002. At December 31, 2001, the Company had approximately $657,000 in current assets and cash and cash equivalents amounted to approximately $203,000. Current liabilities were approximately $5,862,000 at December 31, 2001. Working capital deficit at June 30, 2002 was approximately $(3,232,000), as compared to approximately $(5,205,000) at December 31, 2001. The ratio of current assets to current liabilities was 0.52 to 1.0 at June 30, 2002 as compared to 0.11 to 1.0 at December 31, 2001. The increase is primarily due to the increase in cash and cash equivalents.

               NET INCREASE IN CASH AND CASH EQUIVALENTS. During the six months ended June 30, 2002, the Company's cash and cash equivalents increased by approximately $2,959,000. This increase was primarily the result of cash flows received from shares issued by Medicsight and increase in short term debt offset by net cash used for operations. The Company used net cash of approximately $2,872,000 in operations. The Company received net cash of approximately $5,857,000 in financing activities and used approximately $29,000 in investing activities.

               NET CASH USED IN OPERATIONS. The use of cash in operations of approximately $2,872,000 in the six months ended June 30, 2002, was attributable to the Company's relatively minimal revenues at the same time that the Company incurred significant operating costs. These significant costs included professional fees, salaries and director compensation, and service charges associated with rental property and rent. The Company used cash in operations in the six months ended June 30, 2001 of approximately $2,936,000.

               NET CASH USED IN INVESTMENT ACTIVITIES. In the six months ended June 30, 2002, the Company had a net cash outflow from investment activities of approximately $29,000. The Company used the funds to purchase additional fixed assets. In the six months ended June 30, 2001, the Company had a net cash inflow from investment activities of approximately $1,558,000. Such funds were received in the quarter ended June 30, 2001, from the sale of the Company's shareholding in MDA Group PLC. The Company does not currently have any commitments for material capital expenditures.

               NET CASH PROVIDED BY FINANCING ACTIVITIES. In the six months ended June 30, 2002, the Company had a net cash inflow from financing activities of approximately $5,857,000. The funds received in the quarter ended June 30, 2002, arose from drawdowns on the Asia IT facilities plus funds received from the private offering of Medicsight stock. At June 30, 2002, 3,533,700 shares had been issued under this offering to persons not affiliated with Medicsight. This offering is fully underwritten by Asia IT. For the six months ended June 30, 2001, the Company had a net cash outflow from financing activities of approximately $2,921,000. These funds were used in reducing overdraft and short-term debt.

               STOCKHOLDERS' EQUITY. The Company's stockholders' equity at June 30, 2002 was approximately $100,756,000, including an accumulated deficit of approximately $(66,007,000), as compared to approximately $101,853,000 at December 31, 2001, including an accumulated deficit of approximately $(54,459,000). Additional paid-in capital was approximately $170,081,000 and $166,299,000, at June 30, 2002 and December 31, 2001 respectively. The reduction in stockholders' equity was a result of an increase in accumulated deficit of approximately $11,549,000 offset by an increase in additional paid-in capital of approximately $3,782,000 resulting from the placement of Medicsight stock (par value approximately $0.08 per share) at a premium of approximately $1.42 per share.

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

               On December 15, 2000, the Company entered into an unsecured credit facility with Asia IT which provides a $20,000,000 line of credit. Such line of credit originally expired on December 31, 2001, but has been extended until December 31, 2003. Interest on advances under the credit facility accrues at 2% above US LIBOR. The Company can draw down on this credit facility for its financing requirements, upon approval by the Company's Board of Directors and subject to approval by Asia IT (such approval not to be unreasonably withheld). The Company is restricted from borrowing funds, directly or indirectly, other than through the credit facility with Asia IT, without the consent of Asia IT. The availability of the credit facility reduces upon the Company's sale of any of its investment assets. The amounts drawn and interest charged under this facility are repayable on demand or at the maturity of the facility.

               On November 20, 2001, Asia IT entered into a GBP 10,000,000 ($15,000,000) credit facility with Medicsight. Such facility matures in November 2004 and is secured by a lien on all assets of Medicsight. Interest on outstanding amounts accrues at 2% above GBP LIBOR. Pursuant to such credit facility, Medicsight had covenanted to undertake a public offering of its ordinary shares in an amount not less than GBP 25,000,000 not later than March 2002. However, there are no ramifications for the Company or Medicsight if such public offering is not made, and the credit facility nevertheless will remain in place. The loan is convertible into ordinary shares in Medicsight upon announcement of an Offer to Subscribe, Placing or other public offering of its ordinary shares at the same price per share as the offering price. Due to the private offering currently being undertaken by Medicsight, the loan is currently convertible. In addition, Asia IT acquired 7,080,000 Medicsight shares from the 15 million shares issued to Nightingale Technologies as part of the Insights acquisition.

               At June 30, 2002, the Company had drawn down approximately $1,846,000 under the $20,000,000 facility with Asia IT, and Medicsight had drawn down approximately $115,000 under its GBP 10,000,000 ($15,000,000) facility with Asia IT.

               During March 2002, Medicsight allotted 6,131,398 shares at GBP
1.00 ($1.50) per share (par value GBP 0.05) of which approximately 3,534,000 shares have been placed. Asia IT is underwriting the issue. As of June 30, 2002, Medicsight had received approximately $2,240,000 from the proceeds of such offering with the balance of approximately $2,992,000 being held by Asia IT on Medicsight's behalf.

               To the extent that additional capital is raised through the sale of equity or equity-related securities of the Company, the issuance of such securities could result in dilution to the Company's stockholders. No assurance can be given, however, that the Company will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the Company's cash requirements to implement its business strategies. If we are unable to access the capital markets or obtain acceptable financing, our results of operations and financial conditions could be materially and adversely affected. We may be required to raise substantial additional funds through other means. The products derived from our proprietary software, including the Medicsight system, are expected to account for substantially all of our revenues from operations in the foreseeable future. Our technology has not yet been fully commercialized, and we have not begun to receive any revenues from commercial operations. We cannot assure our stockholders that our technology and products will be commercialized successfully, or that if so commercialized, that revenues will be sufficient to fund our operations. If adequate funds are not available to us, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish.

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

               Impairment of Excess of Purchase Price Over Net Assets Acquired--The Company adopted SFAS No. 142 on January 1, 2002. Under this standard, goodwill will no longer be amortized over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to the initial adoption of SFAS No 142 is recorded as a charge to current period earnings. Under the transitional provisions of SFAS No. 142, the Company's goodwill will be tested for impairment as of January 1, 2002. The Company completed its impairment tests in the quarter to June 30, 2002 and no impairment was recorded.

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

               RECENT ACCOUNTING PRONOUNCEMENTS. In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

               In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Given that SFAS No. 146 was issued in June 2002 and is not yet effective, the impact on the Company's financial position or results of operations from adopting SFAS No. 146 has not been determined.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               INTEREST RATE RISK

               The Company's exposure to market risk associated with changes in interest rates relates to its debt obligations. The Company has the following debt facilities all repayable on demand:

Debt Holder                         Facility          Balance           Interest Rate             At June 30
-----------                         --------          -------           -------------             ----------

Nightingale Technologies Ltd        $ 10,000,000      $ 3,250,000        US Libor + 2%             4.251%

Asia IT Capital Investments Ltd     $ 20,000,000      $ 1,846,000        US Libor + 2%             4.251%

Asia IT Capital Investments Ltd     $ 15,000,000      $   115,000       GBP Libor + 2%             6.674%

A hypothetical 100 point adverse movement in interest rates would increase interest cost by approximately $51,000 per annum assuming no further drawdowns or repayments are made.

               FOREIGN EXCHANGE RISK

               The Company's exposure to market risk associated with changes in exchange rates relate to its debt facility with Nightingale Technologies Ltd. The facility is held in GBP by Insights and is therefore exposed to fluctuations between GBP and USD rates. A hypothetical 100 point adverse movement ($1.50 to $1.49 to GBP1.00) would increase the principal to repaid by approximately $16,000.

               The Company holds limited cash balances in GBP so any adverse movements in the exchange rates are considered immaterial. The funds held by Asia IT in GBP on behalf of Medicsight PLC are significant and a hypothetical 100 point adverse movement ($1.50 to $1.49 to GBP1.00) would decrease the cash value in US$ by approximately $20,000.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

               There are currently no ongoing legal proceedings. The lawsuit concerning Chess Ventures LLC ("Chess") has been settled on a costs only basis with no material loss to the Company.

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

               None.

ITEM 5.  OTHER INFORMATION

               None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                    None.

               (b)  Reports on Form 8-K

                    None.

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

Consolidated Balance Sheets as of June 30, 2002 (Unaudited)
and December 31, 2001 .................................................      F-2

Consolidated Statements of Operations for the Three Months Ended
June 30, 2002 (Unaudited) and the Three Months Ended
June 30, 2001 (Unaudited)..............................................      F-3

Consolidated Statements of Operations for the Six Months Ended
June 30, 2002 (Unaudited) and the Six Months Ended
June 30, 2001 (Unaudited)..............................................      F-4

Consolidated Statement of Cash Flows for the Six Months Ended
June 30, 2002 (Unaudited) and Six Months Ended
June 30, 2001 (Unaudited)..............................................      F-5

Notes to Consolidated Financial Statements....................... .....      F-6 to F-12

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                June 30, 2002       December 31, 2001
                                                                 (unaudited)            (audited)
                                                              -----------------     -----------------
                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                    $       3,161,315     $         202,662
 Accounts receivable (net of allowance for
  doubtful debts of $nil and $74,000, respectively)                      89,903                93,398
 Other receivables                                                        4,010               182,661
 Prepaid expenses                                                       152,281               117,605
 Sales tax receivable                                                    38,038                60,676

                                                              -----------------     -----------------
        Total current assets                                          3,445,547               657,002

PROPERTY AND EQUIPMENT, at cost, net of accumulated
 depreciation of $430,000 and $315,000, respectively                    303,638               358,874

INVESTMENTS, at cost                                                    670,100               700,100

SECURITY DEPOSITS                                                        51,331                50,119

INTANGIBLE ASSET, at cost, net of accumulated
  amortization of $6,741,000 and $4,494,000, respectively            15,729,000            17,976,000

EXCESS OF PURCHASE PRICE OVER NET ASSETS
 ACQUIRED, net of accumulated amortization of
 $16,645,000 at both dates                                           88,918,408            88,918,408

                                                              -----------------     -----------------
        Total assets                                          $     109,118,024     $     108,660,503
                                                              =================     =================

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                       395,471               641,087
 Accrued expenses                                                       852,940               436,849
 Accrued professional expenses                                          219,034               208,906
 Short-term debt                                                      5,210,708             4,574,852
                                                              -----------------     -----------------

        Total current liabilities                                     6,678,153             5,861,694

CAPITAL LEASE                                                                 -                18,856
                                                              -----------------     -----------------

        Total liabilities                                             6,678,153             5,880,550
                                                              -----------------     -----------------

STOCKHOLDERS' EQUITY:
 Common stock, $0.001 par value, 100,000,000 shares
  authorized, 57,868,083 and 57,868,582 shares issued
  and outstanding, respectively                                          57,868                57,869
 Additional paid-in capital                                         170,080,890           166,298,623
        Vendor guarantee                                             (3,280,000)          (10,000,000)
 Cumulative foreign currency translation adjustment                     (95,642)              (44,269)
 Accumulated deficit                                                (66,007,381)          (54,458,798)
                                                              -----------------     -----------------

        Total stockholders' equity                                  100,755,735           101,853,425
                                                              -----------------     -----------------

MINORITY INTEREST                                                     1,684,136               926,528
                                                              -----------------     -----------------
                                                                    102,439,871           102,779,953
                                                              -----------------     -----------------
        Total liabilities and stockholders' equity            $     109,118,024     $     108,660,503
                                                              =================     =================

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Three Months           Three Months
                                                                    Ended                 Ended
                                                                June 30, 2002         June 30, 2001
                                                                 (unaudited)           (unaudited)
                                                              -----------------     -----------------
REVENUES                                                      $          20,907     $          68,658

EXPENSES:
      Selling, general and administrative charges                     2,608,712             1,648,410
      Research and development cost                                     355,149               349,404
      Impairment of investment                                           30,000                    --
      Amortization of goodwill                                               --             5,614,386
      Impairment of vendor guarantee                                  6,720,000             2,909,544
                                                              -----------------     -----------------
                                                                      9,713,861            10,521,744

          Operating loss                                             (9,692,954)          (10,453,086)

OTHER INCOME:
      Interest and other income                                           2,927                71,160
      Net foreign exchange gains                                             --               (51,329)
                                                              -----------------     -----------------
                                                                          2,927                19,831

Net loss before minority interest                                    (9,690,027)          (10,433,255)

MINORITY INTEREST                                                       440,614                 1,041

                                                              -----------------     -----------------
          Net loss                                            $      (9,249,413)    $     (10,432,214)
                                                              =================     =================

PER SHARE DATA:
      Basic and diluted loss per share                        $           (0.16)    $           (0.21)
                                                              =================     =================

      Weighted average number of common
       shares outstanding                                            57,868,083            49,920,756
                                                              =================     =================

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Six Months            Six Months
                                                                   Ended                 Ended
                                                                June 30, 2002         June 30, 2001
                                                                 (unaudited)           (unaudited)
                                                              -----------------     -----------------

REVENUES                                                      $          36,928     $         142,565

EXPENSES:
      Selling, general and administrative charges                     4,976,833             3,055,816
      Research and development cost                                     554,307               739,053
      Impairment of investment                                           30,000             1,211,246
      Amortization of goodwill                                               --             8,634,576
      Impairment of vendor guarantee                                  6,720,000             2,909,544
                                                              -----------------     -----------------
                                                                     12,281,140            16,550,235

          Operating loss                                            (12,244,212)          (16,407,670)

OTHER INCOME:
      Interest and other income                                           3,038               138,625
      Net foreign exchange gains                                             --               (11,472)
                                                              -----------------     -----------------
                                                                          3,038               127,153

Net loss before minority interest                                   (12,241,174)          (16,280,517)

MINORITY INTEREST                                                       692,591                 2,716

                                                              -----------------     -----------------
          Net loss                                            $     (11,548,583)    $     (16,277,801)
                                                              =================     =================

PER SHARE DATA:
      Basic and diluted loss per share                        $           (0.20)    $           (0.33)
                                                              =================     =================

      Weighted average number of common
       shares outstanding                                            57,868,083            49,920,756
                                                              =================     =================

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                     HTTP TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                  Six Months           Six Months
                                                                    Ended                Ended
                                                                June 30, 2002         June 30, 2001
                                                                 (unaudited)           (unaudited)
                                                              -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $     (11,548,583)    $     (16,277,801)
Adjustments to reconcile net loss to net cash
 used in operating activities
     Depreciation                                                       115,040                92,048
     Amortization of intangible assets                                2,247,000                85,625
     Amortization of goodwill                                                --             8,634,576
     Provision for doubtful accounts                                         --                 4,538
     Write down of investment                                            30,000             1,211,246
     Impairment of vendor guarantee                                   6,720,000             2,909,544
     Minority interest in net earnings of subsidiary                   (692,594)               (2,716)
Changes in operating assets and liabilities
     Decrease/(increase) in accounts receivable                           3,495               (52,876)
     Decrease in prepaid expenses and other current
     assets                                                             143,975               141,461
     Decrease/(increase) in sales tax receivable                         22,638               (68,789)
     (Increase)/decrease in security deposits                            (1,213)              198,557
     Decrease in accounts payable                                      (300,295)              (10,484)
     Increase in accrued expenses                                       378,830               236,462
     Increase/(decrease) in accrued professional expenses                10,129               (37,124)
                                                              -----------------     -----------------

        Net cash used in operating activities                        (2,871,578)           (2,935,733)
                                                              -----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                                (28,725)              (98,376)
Capitalized software development costs                                       --                (5,527)
Sale of investments                                                          --             1,660,000
                                                              -----------------     -----------------

        Net cash (used in)/provided by investing activities             (28,725)            1,558,097
                                                              -----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in capitalized lease                                           (18,856)               (1,264)
Decrease in bank overdraft                                                   --              (163,382)
Increase/(repayment) of debt                                            643,484            (2,756,025)
Shares in Medicsight issued for cash                                  5,232,468                    --
                                                              -----------------     -----------------

        Net cash provided by/(used in) financing activities           5,857,097            (2,920,671)
                                                              -----------------     -----------------

Effects of exchange rates on cash and cash equivalent                     1,860                 1,562

NET INCREASE IN CASH                                                  2,958,652            (4,296,745)
                                                              =================     =================

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                            202,662             6,231,136

                                                              -----------------     -----------------
CASH & CASH EQUIVALENTS, END OF PERIOD                        $       3,161,315     $       1,934,391
                                                              =================     =================

NON CASH FINANCING ACTIVITIES
Issuance of shares associated with acquisitions                              --     $      93,117,120

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

         On December 19, 2000, HTTP Technology, Inc. entered into an Agreement and Plan of Merger with its wholly-owned subsidiary HTTP Technology, Inc., a Delaware corporation and thereby effected a re-incorporation of the Company from Utah to Delaware.

(2)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, filed on April 19, 2002. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented. All significant inter-company transactions have been eliminated in consolidation.

         Certain reclassifications have been made in prior period financial statements to conform to the current presentation.

         The results of operations presented for the six months and quarter ended June 30, 2002, are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

(3)      LINES OF CREDIT

         On December 15, 2000, the Company entered into an unsecured credit facility with Asia IT, which provides a $20,000,000 line of credit. Such line of credit originally expired on December 31, 2001, but has been extended until December 31, 2003. Interest on advances under the credit facility accrues at 2% above US LIBOR. The Company can draw down on this credit facility for its financing requirements, upon approval by the Company's Board of Directors and subject to approval by Asia IT (such approval not to be unreasonably withheld). The Company is restricted from borrowing funds, directly or indirectly, other than through the credit facility with Asia IT, without the consent of Asia IT. The availability of the credit facility reduces upon the Company's sale of any of its investment assets. The amounts drawn and interest charged under this facility are repayable on demand or at the maturity of the facility.

         On November 20, 2001, Asia IT entered into a GBP 10,000,000 ($15,000,000) credit facility with Medicsight. Such facility matures in November 2004 and is secured by a lien on all assets of Medicsight. Interest on outstanding amounts accrues at 2% above GBP LIBOR. Pursuant to such credit facility, Medicsight had covenanted to undertake a public offering of its ordinary shares in an amount not less than L25,000,000 not later than March 2002. However, there are no ramifications for the Company if Medicsight does not comply with this covenant, and the credit facility nevertheless will remain in place. The loan is convertible into ordinary shares in Medicsight upon announcement of an Offer to Subscribe, Placing or other public offering of its ordinary shares at the same price per share as the offering price. Due to the private offering currently being undertaken by Medicsight, the loan is currently convertible. In addition, Asia IT owns 6,238,672 Medicsight shares.

         At June 30, 2002, the Company had drawn down approximately $1,846,000 under the $20,000,000 facility with Asia IT, and Medicsight had drawn down approximately $115,000 under its GBP 10,000,000 ($15,000,000)
         facility with Asia IT.

(4)      SHORT-TERM DEBT

         The Company acquired Insights in December 2000. At the time of such acquisition, Insights had outstanding $6,006,000 of long-term debt. This debt is part of the original loan of $10,000,000 that Insights owed to its parent company relating to the acquisition of patent applications for its Stochastic Perception Engine technology. The loan bears interest at 2% above US LIBOR and is unsecured. The principal of the loan and accrued interest does not mature until October 5, 2003. The debt is treated as short-term because the terms of the loan note include a provision whereby the lender can require repayment within one business day of giving notice of demand, in the event Insights ceases to be a wholly-owned subsidiary of its former parent. No notice had been given as of June 30, 2002 and management does not expect the notice to be given. As of June 30, 2002 and June 30, 2001, the balance of this loan was $3,250,000.

(5)      STOCKHOLDERS' EQUITY

         On February 5, 2001, the Company effected a 2-for-1 split (the "Split") of its Common Stock. As such, all share and per share information in the accompanying financial statements have been restated to reflect the Split.

(6)      GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill

         The Company adopted SFAS No. 142 effective January 1, 2002. Under this standard, goodwill will no longer be amortized over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The Company completed its impairment tests in the quarter to June 30, 2002 and no impairment was recorded. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 5 years. The amortization charge for the three and six months ended June 30, 2001 was approximately $5,614,000 and $8,635,000 respectively.

         Adjusted results for the three months to June 30, 2001 assuming the discontinuation of amortization would be as follows:

                                                     Total              Per Share

                  Loss as reported                   $ (10,432,214)     $ (0.21)

                  Amortization of goodwill           $   5,614,386      $  0.11

                  Pro forma loss                     $  (4,817,828)     $ (0.10)
                                                     --------------     --------

         Adjusted results for the six months to June 30, 2001 assuming the discontinuation of amortization would be as follows:

                                                     Total              Per Share

                  Loss as reported                   $ (16,277,801)     $ (0.33)

                  Amortization of goodwill           $   8,634,576      $  0.17

                  Pro forma loss                     $  (7,643,225)     $ (0.16)
                                                     --------------     --------

         Other Intangible Assets

         The Company acquired an intangible from Insights of Technology valued at $22,470,000 during Fiscal 2000. Under SFAS No.142, this is considered an intangible asset with a definite life of 5 years. Therefore the value of the asset will be amortized on a straight-line basis over this period.

         The carrying amount and accumulated amortization of acquired intangible assets follows:

                                                     Jan 1, 2002        Jun 30, 2002

         Technology                                  $  22,470,000      $ 22,470,000

         Accumulated amortization                    $  (4,494,000)     $ (6,714,000)

         Total intangible assets, net                $  17,976,000      $ 15,729,000

         The table below shows expected amortization expense for acquired intangible assets recorded as of January 1, 2002.

                                                     2002     2003     2004     2005

         Amortization expense ($ thousands)          4,494    4,494    4,494    4,494

         The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

(7)      MAJOR CUSTOMERS

         During the six months and quarter ended June 30, 2002, the Company had two customers who represented a significant proportion of its revenues. The customers are Commonwealth Secretariat, which accounted for approximately 43% and 0% of sales, respectively, and Texaco Ltd., which accounted for approximately 57% and 100% of sales, respectively. During the six months and quarter ended June 30, 2001, the Company had two customers who represented a significant proportion of its revenues. The customers are Commonwealth Secretariat, which accounted for approximately 45% and 13% of sales, respectively, and Texaco Ltd., which accounted for approximately 23% and 35% of sales, respectively.

(8)      COMPREHENSIVE INCOME

         As of June 30, 2002, and for the six months and quarter then ended, comprehensive income is comprised of a net loss from operations and the net effect of foreign currency translation adjustments. This comprised a net loss of approximately $11,549,000 and $9,249,000 and foreign currency translation adjustments of approximately $51,000 and $76,000, resulting in comprehensive loss of approximately $11,600,000 and $9,325,000, respectively.

                                    SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           HTTP TECHNOLOGY, INC.


                                           By:/s/ STEFAN ALLESCH-TAYLOR
                                              ---------------------------------
                                           Stefan Allesch-Taylor
                                           Chairman and Chief Executive Officer
                                           and Chief Financial Officer


         Date: August 14, 2002