Form 10-Q
period 2002-09-30
MEDICSIGHT INC
filed 2002-11-14
CIK 1001601

OMB APPROVAL
OMB Number 3235-0416
Expires: April 30, 2003
Estimated average burden hours per response: 9708.0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission file number   0-26886

MEDICSIGHT, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4148725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

46 Berkeley Square, London, W1J 5AT, UNITED KINGDOM

(Address of principal executive offices, including zip code)

(011) 44-20-7598-4070

(Registrant’s telephone number, including area code)

HTTP TECHNOLOGY, INC.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   Yes   ☒   No   ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court.   Yes   ☐   No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 11, 2002:  57,868,711 shares of Common Stock, par value $0.001 per share.

PART I

FINANCIAL INFORMATION

Item 1.                       Financial Statements

Medicsight, Inc. (formerly HTTP Technology, Inc.) and its subsidiaries are collectively referred to in this Report as the “Company”.  For purposes of the discussion contained herein, all financial information is reported on a consolidated basis. The financial statements for the Company’s fiscal quarter ended September 30, 2002 are attached to this Report, commencing at page F-1.  On October 28, 2002, the Company’s name was changed from HTTP Technology, Inc. to Medicsight, Inc.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for historical information, the material contained in this Management’s Discussion and Analysis or Plan of Operation is forward-looking.  Readers are urged to review the list of certain important factors set forth in “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 (“Fiscal 2001”), which may cause actual results to differ materially from those described. These risks and uncertainties include the rate of market development and acceptance of medical imaging technology, the unpredictability of the Company’s sales cycle, the limited revenues and significant operating losses generated to date, and the possibility of significant ongoing capital requirements.

These forward-looking statements are subject to risks, uncertainties and assumptions about the Company, including, among other things:

•      Our ability to commercialize our technology;

•      Our business and prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets;

•      Our ability to attract and retain customers;

•      Our ability to secure financing as and when necessary;

•      Our ability to achieve adequate levels of revenue to recover our investment in capitalized software development costs and acquired technology;

•      Our ability to retain the services of our key management, and to attract new members of the management team;

•      The likelihood of significant ongoing capital requirements; and

•      Our ability to effect and retain appropriate patent, copyright and trademark protection of our products.

We have restructured our business to focus on the medical imaging applications derived from our original core technology.  We have concluded the process of incorporating all research, software development, management and marketing activities related to our medical imaging initiatives into our subsidiary, Medicsight PLC (“Medicsight”). Assets have been transferred and costs incurred on the development of the Medicsight system have been reimbursed and assigned by way of a loan note from Medicsight.  The amount of the loan note to the Company was £3,659,104, and this loan note has been converted into 57,868,582 ordinary shares of Medicsight issued to the Company and 15,000,000 ordinary shares of Medicsight issued to Nightingale Technologies Limited (“Nightingale”).

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

Medicsight will offer an early diagnosis solution previously not thought possible because:

•      The proprietary technology enables Medicsight to automate accurately and reliably the process of scan analysis.

•      The service will be significantly cheaper than at present as it does not rely on radiologists as first readers who in current practice account for a significant proportion of the scan cost.

•      Significant patient volume can be achieved as the analysis is fully automated; scanning volumes are not constrained by the finite number of radiologists.

•      The business model is unique as we intend to establish broad penetration through a series of cost-effective, efficient, screening services.

The new enabler is the 16-detector computed tomography (“CT”) scanner. This allows sub-millimeter cross-sectional slices to be captured with increased speed and reduced radiological dose when compared with traditional single slice machines. This provides over 600 images of the chest cavity instead of 34 for single slice scanners. The amount of detail now available, while enabling early detection of smaller nodules and areas of calcification, increases the time required for analysis by radiologists. Therefore automation is essential.

A number of service centers will be established to provide a referral-only CT service for the early detection of coronary heart disease (“CHD”), lung and colorectal cancer.  Referring medical practitioners will send high-risk individuals or those displaying non-specific signs of ill health to the center for a specific scan.  No self-referrals will be accepted.

The launch country will be the United Kingdom (specifically in London) followed by other opportunities in the United States and Western Europe.

The countries in Western Europe in which Medicsight plans to open centers have a population of almost 400 million people. Cities with an agglomerated population of over 1 million people were selected within the target countries. These city agglomerations have a total population of 154 million. Within this group 66 million individuals are within the target age range for Medicsight’s service offering.

The Company will operate its new scanning centers under the Lifesyne brand name.

The first Lifesyne center is currently being commissioned followed by the scanning of our first target group this month. From the outset we will be scanning for the earliest signs of heart disease and lung cancer. Lifesyne’s first center will be in West London within the Hammersmith Hospitals NHS Trust.  Two other high profile sites in Central London are also at an advanced stage of negotiation and we anticipate them being operational in the first quarter of 2003. Further Lifesyne centers are expected to be on stream throughout the UK in mid-2003. The initial units will be used to gain regulatory approval and continue to acquire market and clinical data and to generate revenues.

Medicsight has identified GE Medical Systems, part of the General Electric Company of America, as our supplier of the new 16 Detector Scanners. The Company has engaged in a series of group family doctor (GP’s) presentations in Central London as part of its awareness campaign during which Medicsight’s proposals were warmly received.

Operational and development costs for Fiscal 2002 are estimated at approximately $6.5 million. Medicsight is attempting to raise approximately $9.0 million by way of a private placing of 6.1 million shares which has been underwritten by Asia IT Capital Investments Limited (“Asia IT”).  This is in addition to the Asia IT facility of £10,000,000 ($15.0 million) that expires in November 2004. Medicsight expects to incur further operational and development costs in 2003 of approximately $8.5 million before Medicsight is financially self sufficient in 2004. Our expansion strategy across the United States and Europe calls for several business models.  Besides the Company-operated Lifesyne scanning centers, we will operate partnerships with industry leaders to achieve rapid market penetration across our target regions.  Revenue streams will include scan analysis fees and franchise license fees.

We have yet to derive any revenue from the Medicsight system.  We cannot assure you that Medicsight will be successful in commercializing the Medicsight system, or if such system is commercialized, that its use will be profitable to Medicsight.  We face obstacles in commercializing our core technology and in generating operating revenues such as, but not limited to, successful development, testing of and gaining regulatory approval for the technology.

Medicsight does not believe that there is any direct competition to the automatic Medicsight offering. There are computer-aided diagnostic systems and a few screening businesses which work in the field, but, in our view, such existing systems are overly dependent on human resources to carry out the analysis, as none have automated classification capability, and are therefore unable to achieve large economies of scale.

The Company has had only a limited operating history upon which an evaluation of the Company’s prospects can be made.  The Company’s prospects must be considered keeping in mind the risks, expenses and difficulties frequently encountered in the establishment of a new business in an ever-changing industry. There can be no assurance that the Company will be able to achieve profitable operations.

BACKGROUND

Medicsight, Inc. was originally incorporated as a Utah corporation in 1977. On December 19, 2000, the Company entered into an Agreement and Plan of Merger with its wholly–owned subsidiary HTTP Technology, Inc., a Delaware corporation, and thereby effected a re-incorporation of the Company from Utah to Delaware. All references in this Report to “the Company” refer to Medicsight, Inc., the Delaware corporation, if the event occurred on or after December 19, 2000 or to HTTP Technology, Inc., the Utah corporation, if the event occurred prior to December 19, 2000. On October 28, 2002, the Company’s name was changed from HTTP Technology, Inc. to Medicsight, Inc.

The Company maintains its corporate offices at 46 Berkeley Square, London, W1J 5AT, United Kingdom, telephone +44 (0) 207-598-4070, facsimile: +44 (0) 207-598-4071, Internet address: http://www.medicsight.com.

BUSINESS STRATEGY

We are a developer of software technology. We have five principal operating subsidiaries, Medicsight PLC (“Medicsight”), Medicsight Asset Management Limited (“MAM”), Lifesyne UK Limited (“Lifesyne”), HTTP Insights Limited (“Insights”), and HTTP Software PLC (“Software”).

Medicsight.  Our majority-owned subsidiary, Medicsight, is currently engaged in efforts to commercialize a state-of-the-art digital disease detection software system through the use of our core technology.  At September 30, 2002, the Company owned 58,868,582 ordinary shares in Medicsight, constituting 75.7% of the outstanding shares. General Nominees LLC, a party related to Asia IT, owned 6,280,852 ordinary shares in

Medicsight, constituting 8.1% of the outstanding shares. Asia IT owned 5,188,907 ordinary shares in Medicsight, constituting 6.7% of the outstanding shares. Medicsight is currently undertaking a private offering outside the United States of an additional 6,131,398 ordinary shares, and at September 30, 2002, 3,922,700 shares had been issued to persons not affiliated with Medicsight. This offering is fully underwritten by Asia IT. When such offering is fully subscribed and sold, the Company will own 73.6% of Medicsight’s outstanding ordinary shares.

The Medicsight system analyzes digital data from computed tomography scans and then alerts the clinician to any areas of possible abnormality.  We believe the Medicsight system will be capable of reliably detecting cancer cells, calcification of the arteries and other abnormalities indicative of disease at earlier stages in the disease than current medical tools are able to detect.  The potential advantage of the Medicsight system is that it does not rely on the human eye or human interpretation to detect possible abnormalities, thereby resulting in significant cost savings and more consistent detection results.  After the system uses its technology to identify possible abnormalities, the clinician will then apply his/her education, training and experience to determine the next steps in medical diagnosis and treatment.  The Medicsight system is capable of processing unprecedented volumes of images.  It is now widely accepted that the most effective way to achieve early detection of these leading deadly diseases is through large scale screening.  Such screening would allow national healthcare bodies to provide society with the best protection against premature death.

Lifesyne.  A wholly owned subsidiary of Medicsight established in September 2002 for the purpose of providing a branded operating entity for the United Kingdom and Ireland markets. Lifesyne will be the entity that engages customers for the purpose of scanning.

MAM.  A wholly owned subsidiary of Medicsight established in September 2002 for the purpose of acquiring fixed assets on behalf of the operating entities in the group. MAM will negotiate and acquire equipment and fund leasehold improvements and development, which in turn will be leased to the relevant operating entity.

Insights.  A wholly-owned subsidiary, Insights, conceived our core proprietary technologies. Our principal technology is a Stochastic Perception Engine that processes and classifies unstructured data into meaningful outputs, enabling it to be viewed, interpreted or further manipulated by the user of the application.  This type of technology sits at the core of many of today’s major software applications. Our Stochastic Perception Engine is comprised of four principal capabilities: cluster analysis, statistical modeling, classification and prediction.

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

Software.  Over the last four years, our wholly-owned subsidiary, Software has generated revenue from its systems integration business together with maintenance of its in-house developed systems integration and network software products.  In 2001, we decided to focus Software’s resources towards working with Insights to assist in development of the core technology of the Stochastic Perception Engine.  The majority of the Software staff are now employed full-time by Medicsight. Current contracts between Software and existing customers have been completed. Software was sold to an independent third party on October 28, 2002 for a nominal sum of approximately $1,500. As of October 28, 2002 it had net assets of approximately $4,500.

RESULTS OF OPERATIONS

Revenues.  For the nine months ended September 30, 2002, and September 30, 2001, the Company’s gross revenues from operations were $79,000 and $159,000, respectively.  For the quarter ended September 30, 2002 and the quarter ended September 30, 2001, the Company’s gross revenues from operations were

$42,000 and $16,000, respectively.  The Company’s revenue was primarily derived from the Company’s consulting activities provided by Software.

During the nine months and quarter ended September 30, 2002, the Company had two customers who represented 100% of its revenues.  The customers are Commonwealth Secretariat, which accounted for 68% and 74% of sales, respectively, and Texaco Ltd., which accounted for 32% and 26% of sales, respectively. During the nine months and quarter ended September 30, 2001, Commonwealth Secretariat accounted for 54% and 63% of sales, respectively, and Texaco Ltd. accounted for 24% and 0% of sales, respectively.

Research and Development.  The Company’s research and development expenses for the nine months and quarter ended September 30, 2002, were $862,000 and $307,000 respectively as compared to $1,212,000 and $473,000 for the nine months and quarter ended September 30, 2001.  The Company’s research and development costs were comprised of staff and consultancy costs expensed on the Medicsight application.  The reduction in Fiscal 2002 from Fiscal 2001 is due to changes in the number of staff and consultants working on the development.

Selling, General and Administrative Expenses.  The Company’s selling, general and administrative expenses for the nine months and quarter ended September 30, 2002, were $7,856,000 and $2,879,000, respectively, as compared to $4,458,000 and $1,402,000 for the nine months and quarter ended September 30, 2001.  Professional fees, including consulting services, were $1,097,000 and $428,000 for the nine months and quarter ended September 30, 2002, respectively. Also included were salaries and directors’ compensation of $2,223,000 and $862,000, service charges and rates for property leasing of $255,000 and $100,000, and rent of $320,000 and $120,000, respectively.  The primary component of the increased selling, general and administrative expenses for the nine months and quarter ended September 30, 2002 was an increase in amortization of intangibles from $131,000 and $45,000 respectively for the nine months and quarter ended September 30, 2001 to $3,370,000 and $1,123,000 for the nine months and quarter ended September 30, 2002. This relates to the separate identification of the technology acquired from Nightingale for $22,470,000, which was classified as goodwill for the nine months and quarter ended September 30, 2001.  Partially offsetting this increase were reductions in professional fees, rent and service charges.  The reduction in rent is due to the Company having sold its lease on its Curzon St. offices in September 2001.  Management expects selling, general and administrative expenses to continue at a level similar to the current level in the near future as the Company continues to devote resources to the expansion of the Company.

Depreciation and Amortization Expense.  Effective January 1, 2002 with the adoption of SFAS No. 142, goodwill will no longer be amortized.  Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 5 years.  The amortization charge for the nine months and quarter ended September 30, 2001 was $14,251,000 and $5,616,000, respectively.

During Fiscal 2000, the Company acquired an intangible asset from Nightingale consisting of technology valued at $22,470,000. Under SFAS No.142, this is considered an intangible asset with a definite life of 5 years. Therefore the value of the asset is amortized on a straight-line basis over this period.  The amortization charge for the nine months and quarter ended September 30, 2002 was $3,370,000 and $1,123,000, respectively, as compared to $131,000 and $45,000 for the nine months and quarter ended September 30, 2001.  The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s assessment for impairment of an asset involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.  No impairment of intangibles was recorded in the nine months and quarter ended September 30, 2002.

Impairment of excess of purchase price over net assets acquired.  During the nine months and quarter ended September 30, 2002, the Company had excess of purchase price over net assets acquired of $88,919,000 from its acquisition of Insights. During the nine months and quarter ended September 30, 2001, the Company had excess of purchase price over net assets acquired of $98,087,000, associated with the acquisition of Insights and Software.  As stated above, the Company adopted SFAS No. 142 on January 1, 2002. Under this standard, goodwill will no longer be amortized over its estimated useful life, but instead will be tested for impairment on an annual basis or whenever indicators of impairment arise.  The Company completed its transitional impairment tests in the quarter to June 30, 2002 and no impairment was recorded.  Prior to January 1, 2002, goodwill was tested for impairment in a manner consistent with property, plant and equipment and intangible assets with a definite life.

Impairment Loss on Investments. For the nine months ended September 30, 2002, the Company incurred an impairment loss on investments of $30,000 related to the impairment in the carrying value of Top Tier, Inc. Based on the financial status of Top Tier, Inc, the investment was permanently impaired, and the Company has recorded an impairment for the entire carrying value ($30,000) of this investment. For the nine months and quarter ended September 30, 2001, investments of $2,412,000 and $1,201,000, respectively, were impaired. Based on the financial status of Compaer AG the investment was permanently impaired in the nine months ended September 30, 2001, and the Company recorded an impairment for the entire carrying value of this investment.

Impairment of Vendor Guarantee.  Impairment of a vendor guarantee in the amount of $5,900,000 for the nine months ended September 30, 2002 relates to an impairment of the guarantee provided by Dr. Alexander Nill as to the fair value of certain assets acquired under the Company’s acquisition of Core Ventures Limited (“Core”) in September 2000.  The vendor guarantee represents the fair value of 4.1 million shares returned to the Company as partial consideration for the guarantee, of which 3.1 million shares (the “Escrow Shares”) were placed in escrow. We have estimated the value of the guarantee as the value of the common stock, based on the recent history of the stock price, giving an estimated realizable value of $4,100,000. In the quarter ended September 30, 2002 the Company recorded a reduction in the impairment of $820,000 to reflect the estimated realizable value. Impairment of the guarantee was $4,414,000 and $1,504,000 for the nine months and quarter ended September 30, 2001.

On March 6, 2002, Core entered into voluntary liquidation proceedings.  In accordance with the Companies Act governing companies organized in the British Virgin Islands, Core has appointed a liquidator to assess the fair value of its assets.  We intend to initiate legal proceedings in London to enforce Dr. Nill’s guarantee and to seek compensation for the shortfall in value on the guarantee, $15,009,000, which has not yet been provided to us by Dr. Nill.

Net Loss and Net Loss per Share.  Net loss was $13,396,000 for the nine months ended September 30, 2002 compared to a net loss of $26,434,000 for the nine months ended September 30, 2001.  Net loss was $1,847,000 for the three months ended September 30, 2002 compared to a net loss of $10,156,000 for the three months ended September 30, 2001.  Net loss per share for the nine months ended September 30, 2002 was $0.23, based on weighted average shares outstanding of 57,868,387, compared to a net loss per share of $0.48 for the nine months ended September 30, 2001, based on weighted average shares outstanding of 54,956,112.  Net loss per share for the three months ended September 30, 2002 was $0.03, based on weighted average shares outstanding of 57,868,711, compared to a net loss per share of $0.18 for the three months ended September 30, 2001, based on weighted average shares outstanding of 57,855,148. The reduction in net loss for the nine months and quarter ended September 30, 2002, are principally due to the cessation of amortization of goodwill under SFAS No.142, offset by increased selling, general and administrative expenses and impairment of the vendor guarantee.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital.  At September 30, 2002, the Company had $2,549,000 in current assets. Cash and cash equivalents amounted to $2,202,000. Current liabilities were $7,154,000 at September 30, 2002.  At December 31, 2001, the Company had $657,000 in current assets and cash and cash equivalents amounted to $203,000.  Current liabilities were $5,862,000 at December 31, 2001. Working capital deficit at September 30, 2002 was $(4,605,000), as compared to $(5,205,000) at December 31, 2001.  The ratio of current assets to current liabilities was 0.36 to 1.0 at September 30, 2002 as compared to 0.11 to 1.0 at December 31, 2001. The increase is primarily due to the increase in cash and cash equivalents.

Net Increase in Cash and Cash Equivalents.  During the nine months ended September 30, 2002, the Company’s cash and cash equivalents increased by $1,999,000. This increase was primarily the result of cash flows received from shares issued by Medicsight and increase in short term debt offset by net cash used for operations. The Company used net cash of $4,599,000 in operations. The Company received net cash of $6,637,000 in financing activities and used $51,000 in investing activities.

Net Cash Used in Operations.  The use of cash in operations of $4,599,000 in the nine months ended September 30, 2002, was attributable to the Company’s relatively minimal revenues at the same time that the Company incurred significant operating costs. These significant costs included professional fees, salaries and director compensation, and service charges associated with rental property and rent. The Company used cash in operations in the nine months ended September 30, 2001 of $4,641,000.

Net Cash Used in Investment Activities.  In the nine months ended September 30, 2002, the Company had a net cash outflow from investment activities of $51,000. The Company used the funds to purchase additional fixed assets. In the nine months ended September 30, 2001, the Company had a net cash inflow from investment activities of $1,645,000.  Such funds were received in the nine months ended September 30, 2001, from the sale of the Company’s shareholding in MDA Group PLC and of funds received from shares sold under the shareholder guarantee. The Company does not currently have any commitments for material capital expenditures.

Net Cash Provided by Financing Activities.  In the nine months ended September 30, 2002, the Company had a net cash inflow from financing activities of $6,637,000. The funds received in the nine months ended September 30, 2002, consisted of $5,836,000 received from the private offering of Medicsight stock. At September 30, 2002, 3,922,700 shares had been issued under this offering to persons not affiliated with Medicsight. This offering is fully underwritten by Asia IT. In addition the Company received $820,000 drawndown under the Asia IT facility. For the nine months ended September 30, 2001, the Company had a net cash outflow from financing activities of $2,930,000. These funds were used in reducing overdraft and short-term debt.

Stockholders’ Equity.  The Company’s stockholders’ equity at September 30, 2002 was $98,433,000, including an accumulated deficit of $(67,855,000), as compared to $101,853,000 at December 31, 2001, including an accumulated deficit of $(54,459,000). Additional paid-in capital was $170,715,000 and $166,298,000, at September 30, 2002 and December 31, 2001 respectively. The reduction in stockholders’ equity was a result of an increase in accumulated deficit of $13,396,000, partially offset by an increase in additional paid-in capital of $4,417,000 resulting from the placement of Medicsight stock (par value $0.08 per share) at a premium of $1.42 per share.

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

On December 15, 2000, the Company entered into an unsecured credit facility with Asia IT which provides a $20,000,000 line of credit. Such line of credit originally expired on December 31, 2001, but has been extended until December 31, 2003. Interest on advances under the credit facility accrues at 2% above US LIBOR. The Company can draw down on this credit facility for its financing requirements, upon approval by the Company’s Board of Directors and subject to approval by Asia IT (such approval not to be unreasonably withheld). The Company is restricted from borrowing funds, directly or indirectly, other than through the credit facility with Asia IT, without the consent of Asia IT. The availability of the credit facility reduces upon the Company’s sale of any of its investment assets. The amounts drawn and interest charged under this facility are repayable on demand or at the maturity of the facility.

On November 20, 2001, Asia IT entered into a £10,000,000 ($15,000,000) credit facility with Medicsight.  Such facility matures in November 2004 and is secured by a lien on all assets of Medicsight.  Interest on outstanding amounts accrues at 2% above GBP LIBOR.  Pursuant to such credit facility, Medicsight had covenanted to undertake a public offering of its ordinary shares in an amount not less than £25,000,000 not later than March 2002.  However, there are no ramifications for the Company or Medicsight if such public offering is not made, and the credit facility nevertheless will remain in place.  The loan is convertible into ordinary shares in Medicsight upon announcement of an Offer to Subscribe, Placing or other public offering of its ordinary shares at the same price per share as the offering price.  Currently, there is no loan outstanding and therefore Asia IT will not be converting any loanstock to ordinary shares.

At September 30, 2002, the Company had drawn down $2,145,000 under the $20,000,000 facility with Asia IT, and Medicsight had no drawings under its £10,000,000 ($15,000,000) facility with Asia IT.

During March 2002, Medicsight allotted 6,131,398 shares at £1.00 ($1.50) per share (par value £0.05) of which 3,922,700 shares have been placed.  Asia IT is underwriting the issue. As of September 30, 2002, Medicsight had received approximately $3,951,000 from the proceeds of such offering with the balance of approximately $1,885,000 being held by Asia IT on Medicsight’s behalf.

To the extent that additional capital is raised through the sale of equity or equity-related securities of the Company or its subsidiaries, the issuance of such securities could result in dilution to the Company’s stockholders. No assurance can be given, however, that the Company will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the Company’s cash requirements to implement its business strategies. If we are unable to access the capital markets or obtain acceptable financing, our results of operations and financial conditions could be materially and adversely affected.  We may be required to raise substantial additional funds through other means.  The products derived from our proprietary software, including the Medicsight system, are expected to account for substantially all of our revenues from operations in the foreseeable future.  Our technology has not yet been fully commercialized, and we have not begun to receive any revenues from commercial operations.  We cannot assure our stockholders that our technology and products will be commercialized successfully, or that if so commercialized, that revenues will be sufficient to fund our operations.  If adequate funds are not available to us, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish.

Critical Accounting Policies. In December 2001 and January 2002, the Securities and Exchange Commission requested that all registrants list their three to five most “critical accounting policies” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Securities and Exchange Commission indicated a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit the definition of critical accounting policies.

Impairment of long-lived assets and long-lived assets to be disposed of—The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s assessment for impairment of an asset involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Impairment of Excess of Purchase Price Over Net Assets Acquired—The Company adopted SFAS No. 142 on January 1, 2002.  Under this standard, goodwill will no longer be amortized over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise.  Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle.  Any impairment loss incurred subsequent to the initial adoption of SFAS No 142 is recorded as a charge to current period earnings.  Under the transitional provisions of SFAS No. 142, the Company’s goodwill will be tested for impairment as of January 1, 2002.  The Company completed its impairment tests in the quarter to June 30, 2002 and no impairment was recorded.

Research and development—Costs incurred in connection with the development of software products that are intended for sale are accounted for in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. Costs incurred prior to technological feasibility being established for the product are expensed as incurred. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. Amortization commences when the product is available for general release to customers.

Recent accounting pronouncements. In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The impact on the Company’s financial position or results of operations from adopting SFAS No. 146 has not yet been determined.

Item 3.                       Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s exposure to market risk associated with changes in interest rates relates to its debt obligations. The Company has the following debt facilities all repayable on demand:

Debt Holder	Facility	Balance	Interest rate	At September 30

Nightingale Technologies Ltd	$10,000,000	$3,250,000	US Libor + 2%	3.813%

Asia IT Capital Investments Ltd	$20,000,000	$2,145,000	US Libor + 2%	3.813%

Asia IT Capital Investments Ltd	$15,000,000	$—	GBP Libor + 2%	5.951%

A hypothetical 100 basis point adverse movement in interest rates would increase interest cost by approximately $54,000 per annum assuming no further drawdowns or repayments are made.

Foreign Exchange Risk

The Company’s exposure to market risk associated with changes in exchange rates relate to its debt facility with Nightingale Technologies Ltd. The facility is held in British Pounds by Insights and is therefore exposed to fluctuations between British Pounds and U.S. Dollar rates. A hypothetical 100 basis point adverse movement ($1.50 to $1.49 to £1.00) would increase the principal to repaid by $16,000.

The Company holds limited cash balances in British Pounds so any adverse movements in the exchange rates are considered immaterial. The funds held by Asia IT in British Pounds on behalf of Medicsight PLC are significant and a hypothetical 100 basis point adverse movement ($1.50 to $1.49 to £1.00) would decrease the cash value in US$ by $13,000.

Item 4.                       Controls and Procedures

Evaluation of disclosure controls and procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and communicated to our management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding the required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Within the 90 days prior to the filing date of this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Our chief executive officer and chief financial officer concluded, as of fifteen days prior to the filing date of this report, that these disclosure controls and procedures are effective.

Changes in internal controls.

Subsequent to the date of the above evaluation, we made no significant changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses.

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

(d)           Not applicable.

Item 3.                 Defaults Upon Senior Securities

None.

Item 4.                 Submission of Matters to a Vote of Security Holders

On October 28, 2002, an amendment to the Certificate of Incorporation, changing the name of the Company to Medicsight, Inc., was adopted by written consent of shareholders holding in the aggregate 70.2% of the outstanding shares of the Company’s common stock.

Item 5.      Other Information

None.

Item 6.      Exhibits and Reports on Form 8-K

(a)                                 Exhibits

3                                         Composite Certificate of Incorporation, as amended and currently in effect (incorporated by reference to Exhibit 3 to the Company’s Report on Form 8-K filed October 28, 2002).

99.1                          Statement required pursuant to 18 U.S.C. § 1350 (filed herewith).

99.2                          Certifications under Rule 13a-14 and 15d-14 (filed herewith).

(b)                                Reports On Form 8-K

There were no reports on Form 8-K filed during the period July 1, 2002 through September 30, 2002. The Company filed a Form 8-K on October 28, 2002, announcing the change of its name from HTTP Technology, Inc. to Medicsight, Inc.

MEDICSIGHT, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

AS OF AND FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2002

Consolidated Balance Sheets as of September 30, 2002 (Unaudited) and December 31, 2001	F-2

Consolidated Statements of Operations for the Three Months Ended September 30, 2002 (Unaudited) and the Three Months Ended September 30, 2001 (Unaudited)	F-3

Consolidated Statements of Operations for the Nine Months Ended September 30, 2002 (Unaudited) and the Nine Months Ended September 30, 2001 (Unaudited)	F-4

Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2002 (Unaudited) and Nine Months Ended September 30, 2001 (Unaudited)	F-5

Notes to Consolidated Financial Statements	F-6 to F-9

MEDICSIGHT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2002	December 31, 2001
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	2,202	203
Accounts receivable (net of allowance for doubtful debts of $0 and $74, respectively)	—	93
Other receivables	4	182
Prepaid expenses	235	118
Sales tax receivable	108	61

Total current assets	2,549	657

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation of $494 and $315, respectively	277	359

INVESTMENTS, at cost	670	700

SECURITY DEPOSITS	29	50

INTANGIBLE ASSET, at cost, net of accumulated amortization of $7,865 and $4,494, respectively	14,605	17,976

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED, net of accumulated amortization of $16,645 at both dates	88,919	88,919

Total assets	107,049	108,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	684	641
Accrued expenses	909	437
Accrued professional expenses	166	209
Short-term debt	5,395	4,575
Total current liabilities	7,154	5,862

CAPITAL LEASE	—	19
Total liabilities	7,154	5,881

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 100,000,000 shares authorized, 57,868,711 and 57,868,582 shares issued and outstanding, respectively	58	58
Additional paid-in capital	170,715	166,298
Vendor guarantee	(4,100)	(10,000)
Cumulative foreign currency translation adjustment	(385)	(44)
Accumulated deficit	(67,855)	(54,459)
Total stockholders’ equity	98,433	101,853

MINORITY INTEREST	1,462	927
	99,895	102,780
Total liabilities and stockholders’ equity	107,049	108,661

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MEDICSIGHT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001
	(unaudited)	(unaudited)

REVENUES	42	16

EXPENSES:
Selling, general and administrative charges	2,879	1,402
Research and development cost	307	473
Impairment of investment	—	1,201
Amortization of goodwill	—	5,616
Impairment of vendor guarantee	(820)	1,504
	2,366	10,196

Operating loss	(2,324)	(10,180)

OTHER INCOME:
Interest and other income	—	13
Net foreign exchange gains	—	12
	—	25

Net Loss before minority interest	(2,324)	(10,155)

MINORITY INTEREST	477	(1)

Net loss	(1,847)	(10,156)

PER SHARE DATA:
Basic and diluted loss per share	$(0.03)	$(0.18)

Weighted average number of common shares outstanding	57,868,711	57,855,148

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MEDICSIGHT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
	(unaudited)	(unaudited)

REVENUES	79	159

EXPENSES:
Selling, general and administrative charges	7,856	4,458
Research and development cost	862	1,212
Impairment of investment	30	2,412
Amortization of goodwill	—	14,251
Impairment of vendor guarantee	5,900	4,414
	14,648	26,747

Operating loss	(14,569)	(26,588)

OTHER INCOME:
Interest and other income	3	152
	3	152

Net Loss before minority interest	(14,566)	(26,436)

MINORITY INTEREST	1,170	2

Net loss	(13,396)	(26,434)

PER SHARE DATA:
Basic and diluted loss per share	$(0.23)	$(0.48)

Weighted average number of common shares outstanding	57,868,387	54,956,112

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MEDICSIGHT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(13,396)	(26,434)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	173	146
Amortization of intangible assets	3,370	131
Amortization of goodwill	—	14,251
Provision for doubtful accounts	—	21
Write down of investment	30	2,412
Impairment of vendor guarantee	5,900	4,414
Minority interest in net earnings of subsidiary	(1,170)	(18)
Changes in operating assets and liabilities
Decrease in accounts receivable	93	36
Decrease/(increase) in prepaid expenses and other current assets	61	(169)
(Increase)/decrease in sales tax receivable	(47)	93
Decrease in security deposits	21	197
Increase in accounts payable	13	33
Increase in accrued expenses	395	301
(Decrease) in accrued professional expenses	(42)	(55)
Net cash used in operating activities	(4,599)	(4,641)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(51)	(161)
Capitalized software development costs	—	71
Funds received on shareholder guarantee	—	75
Sale of investments	—	1,660
Net cash (used in)/provided by investing activities	(51)	1,645

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in capitalized lease	(19)	(4)
Decrease in bank overdraft	—	(170)
Increase/(repayment) of debt	820	(2,756)
Shares in Medicsight issued for cash	5,836	—
Net cash provided by/(used in) financing activities	6,637	(2,930)

Effects of exchange rates on cash and cash equivalent	12	3

NET INCREASE/(DECREASE) IN CASH	1,999	(5,923)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	203	6,231

CASH & CASH EQUIVALENTS, END OF PERIOD	2,202	308

NON CASH FINANCING ACTIVITIES
Issuance of shares associated with acquisitions	—	$93,117,120

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MEDICSIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)          Formation and Business of the Company

Medicsight, Inc. and its subsidiaries (the “Company”) is a developer of sophisticated software technology. The Company’s business objective is to deliver the Medicsight business and to develop the Lifesyne centers and brand name.

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

A Stochastic Perception Engine processes and classifies unstructured data into meaningful outputs, enabling it to be viewed, interpreted or further manipulated by the user of the application.  Similar technologies sit at the core of many of today’s major software applications.

The Company’s Stochastic Perception Engine is comprised of four principal modules: cluster analysis, statistical modeling, classification and prediction.  This technology offers unsurpassed processing speed, accuracy and comprehensiveness of results when compared to existing data classification or neural network based technologies. The Company is concentrating on the development and commercialization of the Medicsight system and as such has effectively merged the Insights scientific department and the Software development department into Medicsight PLC (“Medicsight”). Software’s own core technology has not been further developed since acquisition.

Insights currently owns the Stochastic Perception Engine and the patent applications associated with the technology.

Current contracts between Software and existing customers have been completed. Software was sold to an independent third party on October 28, 2002 for a nominal sum of approximately $1,500. As of October 28, 2002 it had net assets of approximately $4,500.

The Company is the successor consolidated entity formed by the reverse acquisition on December 22, 1999 by Fairfax Equity, Ltd. of Internet Holdings, Inc. a publicly-held company originally incorporated in Utah in 1977, under the name, Trolley Enterprises, Inc.  Fairfax Equity, Ltd. (“Fairfax”), which was treated as the accounting acquirer in the transaction, was incorporated in the United Kingdom on October 18, 1999. Prior to its reverse acquisition by Fairfax, control of the former Internet Holdings, Inc., as well as the corporate name, had changed many times.  All prior operations had previously been discontinued and all related claims and counterclaims were settled, the last of which settlements occurred in November 1999.

On December 19, 2000, HTTP Technology, Inc. entered into an Agreement and Plan of Merger with its wholly-owned subsidiary HTTP Technology, Inc., a Delaware corporation and thereby effected a re-incorporation of the Company from Utah to Delaware.

On October 28, 2002, the Company’s name was changed from HTTP Technology, Inc. to Medicsight, Inc.

(2)          Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, filed on April 19, 2002. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented. All significant inter-company transactions have been eliminated in consolidation.

Certain reclassifications have been made in prior period financial statements to conform to the current presentation.

The results of operations presented for the nine months and quarter ended September 30, 2002, are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

(3)          Lines of Credit

On December 15, 2000, the Company entered into an unsecured credit facility with Asia IT, which provides a $20,000,000 line of credit. Such line of credit originally expired on December 31, 2001, but has been extended until December 31, 2003. Interest on advances under the credit facility accrues at 2% above US LIBOR. The Company can draw down on this credit facility for its financing requirements, upon approval by the Company’s Board of Directors and subject to approval by Asia IT (such approval not to be unreasonably withheld). The Company is restricted from borrowing funds, directly or indirectly, other than through the credit facility with Asia IT, without the consent of Asia IT. The availability of the credit facility would be reduced upon the Company’s sale of any of its investment assets. The amounts drawn and interest charged under this facility are repayable on demand or at the maturity of the facility.

On November 20, 2001, Asia IT entered into a £10,000,000 ($15,000,000) credit facility with Medicsight.  Such facility matures in November 2004 and is secured by a lien on all assets of Medicsight.  Interest on outstanding amounts accrues at 2% above GBP LIBOR.  Pursuant to such credit facility, Medicsight had covenanted to undertake a public offering of its ordinary shares in an amount not less than £25,000,000 not later than March 2002.  However, there are no ramifications for the Company if Medicsight does not comply with this covenant, and the credit facility nevertheless will remain in place.  The loan is convertible into ordinary shares in Medicsight upon announcement of an Offer to Subscribe, Placing or other public offering of its ordinary shares at the same price per share as the offering price.  Currently there is no loan outstanding and therefore Asia IT will not be converting any loanstock to ordinary shares.

At September 30, 2002, the Company had drawn down $2,145,000 under the $20,000,000 facility with Asia IT, and Medicsight had not drawn down any funds under its £10,000,000 ($15,000,000) facility with Asia IT.

(4)          Short-term Debt

The Company acquired Insights in December 2000.  At the time of such acquisition, Insights had outstanding $6,006,000 of long-term debt.  This debt is part of the original loan of $10,000,000 that Insights owed to its parent company relating to the acquisition of patent applications for its Stochastic Perception Engine technology.  The loan bears interest at 2% above US LIBOR and is unsecured.  The principal of the loan and accrued interest does not mature until October 5, 2003.  The debt is treated as short-term because the terms of the loan note include a provision whereby the lender can require repayment within one business day of giving notice of demand, in the event Insights ceases to be a wholly-owned subsidiary of its former parent.  No notice had been given as of September 30, 2002 and management does not expect the notice to be given.  As of September 30, 2002 and September 30, 2001, the balance of this loan was $3,250,000.

(5)          Stockholders’ Equity

On February 5, 2001, the Company effected a 2-for-1 split (the “Split”) of its Common Stock.  As such, all share and per share information in the accompanying financial statements have been restated to reflect the Split.

(6)          Goodwill and Other Intangible Assets

Goodwill

The Company adopted SFAS No. 142 effective January 1, 2002. Under this standard, goodwill will no longer be amortized over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The Company completed its impairment tests in the quarter to June 30, 2002 and no impairment was recorded.  Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 5 years.  The amortization charge for the three and nine months ended September 30, 2001 was $5,616,000 and $14,251,000, respectively.

Adjusted results for the three months to September 30, 2001 assuming the discontinuation of amortization would be as follows:

	Total ($’000)	Per Share

Loss as reported	(10,156,000)	$(0.18)

Amortization of goodwill	5,616,000	$0.10

Pro forma loss	(4,540,000)	$(0.08)

Adjusted results for the nine months to September 30, 2001 assuming the discontinuation of amortization would be as follows:

	Total ($’000)	Per Share

Loss as reported	(26,434,000)	$(0.48)

Amortization of goodwill	14,251,000	$0.26

Pro forma loss	(12,183,000)	$(0.22)

Other Intangible Assets

The Company acquired an intangible asset from Insights consisting of technology valued at $22,470,000 during Fiscal 2000. Under SFAS No.142, this is considered an intangible asset with a definite life of 5 years. Therefore the value of the asset will be amortized on a straight-line basis over this period.

The carrying amount and accumulated amortization of acquired intangible assets follows:

	Jan 1, 2002	Sept 30, 2002

Technology	$22,470,000	$22,470,000

Accumulated amortization	$(4,494,000)	$(7,865,000)

Total intangible assets, net	$17,976,000	$14,605,000

The table below shows expected amortization expense for acquired intangible assets recorded as of January 1, 2002.

	2002	2003	2004	2005
Amortization expense ($ thousands)	4,494	4,494	4,494	4,494

The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

(7)          Major Customers

During the nine months and quarter ended September 30, 2002, the Company had two customers who represented 100% of its revenues.  The customers are Commonwealth Secretariat, which accounted for 68% and 74% of sales, respectively, and Texaco Ltd., which accounted for 32% and 26% of sales, respectively. During the nine months and quarter ended September 30, 2001, Commonwealth accounted for 54% and 63% of sales, respectively, and Texaco Ltd. accounted for 24% and 0% of sales, respectively.

(8)          Comprehensive Income

As of September 30, 2002, and for the nine months and quarter then ended, comprehensive income is comprised of a net loss from operations and the net effect of foreign currency translation adjustments. This comprised a net loss of $13,396,000 and $1,847,000 and foreign currency translation adjustments of $341,000 and $289,000, resulting in comprehensive loss of $13,737,000 and $2,136,000, respectively.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICSIGHT, INC.

	By:	/s/ STEFAN ALLESCH-TAYLOR
Stefan Allesch-Taylor
Chairman and Chief Executive Officer and Chief Financial Officer

Date: November 11, 2002