Form 10-K
period 2002-12-31
MEDICSIGHT INC
filed 2003-04-14
CIK 1001601

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2002
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

MEDICSIGHT, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	0-26886 (Commission File Number)	13-4148725 (I.R.S. Employer Identification No.)
46 Berkeley Square, London, United Kingdom (Address of Principal Executive Offices)	W1J 5AT (Zip Code)
011 44 207 598 4070 (Registrant's Telephone Number, Including Area Code)
Securities registered under section 12(b) of the Exchange Act:	Not applicable
Securities registered under section 12(g) of the Exchange Act:	Common Stock, par value $0.001 per share

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporate by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The aggregate market value of the voting and non-voting common equity of Medicsight, Inc. held by non-affiliates was $31,937,258, based on the average bid and asked prices of such common equity as of March 21, 2003.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST FIVE YEARS

        Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

        State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date. As of March 21, 2003, the number of shares of Common Stock, par value $0.001 per share, of Medicsight, Inc. issued and outstanding was 21,154,874.

DOCUMENTS INCORPORATED BY REFERENCE

        List hereunder the following documents incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

NOTE REGARDING FORWARD LOOKING STATEMENTS

        Some of the statements in this Annual Report are forward-looking statements within the meaning of the federal securities laws. Generally forward-looking statements can be identified by the use of terms like "believe," "may," "will," "expect," "anticipate," "plan," "hope" and similar words, although this is not a complete list and we may express some forward-looking statements differently. Discussions relating to our plan of operation, our business strategy and our competition, among others, contain such statements. Actual results may differ materially from those contained in our forward-looking statements for a variety of reasons. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about the Company, discussed elsewhere in this Annual Report.

        We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events contained or incorporated by reference in this Annual Report might not occur.

NOTE REGARDING NUMBER OF SHARES AND SHARE PRICES

        On December 30, 2002 the Company effected a 1-for-3 reverse split of its Common Stock (the "Split"). Throughout this Annual Report, all references to a number of shares of the Company's Common Stock or the price of the Company's Common Stock have been adjusted proportionately in order to account for the Split.

        Previously, on February 5, 2001, the Company effected a 2-for-1 forward split of its Common Stock.

PART I

ITEM 1. BUSINESS.

General

        Medicsight, Inc. (formerly HTTP Technology, Inc.) and its subsidiaries are collectively referred to in this Annual Report as the "Company". Our business objective is to conceive, develop and commercialize innovative medical applications derived from our core technology through our majority-owned subsidiary, Medicsight PLC ("MS-PLC").

        We were originally incorporated as a Utah corporation in 1977. On December 19, 2000, we entered into an Agreement and Plan of Merger with our wholly-owned subsidiary HTTP Technology, Inc., a Delaware corporation, and thereby effected a reincorporation of the company from Utah to Delaware. All references in this Annual Report to "the Company", "we" or "us" refer to Medicsight, Inc., the Delaware corporation, if the event occurred on or after December 19, 2000 or to HTTP Technology, Inc., the Utah corporation, if the event occurred prior to December 19, 2000. We are authorized to issue 100,000,000 shares of Common Stock.

        In April 2000, we acquired Radical Technology PLC, now known as HTTP Software PLC ("Software"), which provided us with a business dedicated to systems integration and software development. In December 2000, we acquired Nightingale Technologies Ltd, now known as HTTP Insights Ltd ("Insights"), which provided us with proprietary technology called a Stochastic Perception Engine (see "Business Strategy" and "Patents and Trademarks" below). A Stochastic Perception Engine processes and classifies unstructured data into meaningful outputs, enabling it to be viewed, interpreted or further manipulated by the user of the application. Similar technologies sit at the core of many of today's major software applications. Our Stochastic Perception Engine is comprised of four principal modules: cluster analysis, statistical modeling, classification and prediction. This technology has the ability to offer unprecedented processing speed, accuracy and comprehensiveness of results when compared to existing data classification technologies. We believe that our Stochastic Perception Engine has significant potential uses in a wide variety of fields, including medical image analysis, the design of pharmaceuticals, environmental mapping, handwriting recognition, robotics and surveillance.

        We have restructured our business to focus more closely on the medical imaging applications derived from our core technology. We have concluded the process of incorporating all research, software development, management and marketing activities related to our medical imaging initiatives into MS-PLC. In November 2001 assets were transferred from our other subsidiaries to MS-PLC and the costs incurred on the development of the Medicsight™ system (our state-of-the-art digital disease detection software system) were reimbursed and assigned by way of a loan note from MS-PLC. The amount of the loan note to Medicsight, Inc. was £3,659,104, and this loan note was converted into 57,868,582 ordinary shares of MS-PLC issued to the Company and 15,000,000 ordinary shares of MS-PLC issued to the former parent of Insights in November 2001.

        On October 28, 2002, the Company's name was changed from HTTP Technology, Inc. to Medicsight, Inc.

        We maintain our corporate offices at 46 Berkeley Square, London, W1J 5AT, United Kingdom, telephone +44 (0) 207-598-4070, facsimile: +44 (0) 207-598-4071.

Recent Acquisitions/Dispositions

        Software.    On April 21, 2000, we acquired, through a stock-for-stock tender offer, approximately 76.73% of the issued and outstanding ordinary shares of Software. We offered 33 shares of Common Stock of the Company (the "Exchange Stock") for every 143 shares of capital stock of Software. Through additional issuances of stock subsequent to April 21, 2000, we acquired an aggregate of 99.5%

of the outstanding shares of Software in exchange for 850,090 shares of our Common Stock prior to Software being sold on October 28, 2002 (as detailed below). Accordingly, we had the right under applicable law to compulsorily acquire the balance and to treat Software as a wholly-owned subsidiary.

        Over the last four years, Software generated revenue from its systems integration business together with maintenance of its in-house developed systems integration and network software products. In 2001, we decided to focus Software's resources towards working with Insights to develop the core technology of the Stochastic Perception Engine. All former Software staff are now employed full-time by MS-PLC. Current contractual terms between Software and existing customers were fulfilled by September 30, 2002. We sold Software to an independent third party on October 28, 2002 for a nominal sum of approximately $1,500. At that time, Software had net assets of approximately $4,500.

        Core Ventures, Ltd.    In September 2000, we acquired Core Ventures Limited ("Core"), a privately held Internet venture company, from Troy Limited, a Cayman corporation ("Troy"). Under the agreement, we issued 1,200,000 shares of our Common Stock for 100% of the outstanding stock of Core. Core's principal asset was an interest of less than 1% in Red Cube AG ("Red Cube"), a voice-over-IP telecommunications provider, and warrants to purchase further shares (less than 3%) in Red Cube. The agreement provided in part that Dr. Alexander Nill, a principal of Troy, personally guaranteed to us that, as of December 15, 2000, the fair market value of Core's net assets would be not less than $25,000,000, such value to be determined by our independent auditors; and in the event of any shortfall, Dr. Nill undertook to pay us, within 10 days following our written demand, any shortfall, in cash or securities. At the time of this transaction, Dr. Nill was one of our directors. He resigned from that position, effective February 27, 2001.

        On December 27, 2000 Dr. Nill executed a Memorandum of Understanding ("MOU") with the Company in which he admitted to substantial liability under the personal guarantee. The MOU stipulated that the net assets of Core were estimated to be $2,540,000 and that the warrants to purchase further Red Cube stock held by Core had no value. Dr. Nill acknowledged that he had been served by us with a formal demand to honor his obligations to us pursuant to the terms of the personal guarantee provided by him as security for the Core acquisition. The MOU provided inter alia that Troy was to provide a schedule of other assets having a value of not less than $10,900,000, such market value to be determined by our independent auditors as being the fair market value as at the valuation date and which assets Dr. Nill was to procure to be delivered by Troy to us or as we shall have directed within 21 days of the date of the MOU; that in consideration of our forbearance to immediately sue him to enforce the personal guarantee Dr. Nill was to cause to be delivered within 7 days of the date of the MOU 616,192 shares of our Common Stock (the equivalent of 924,282 shares pre-splits) with all necessary transfer details signed in blank. Dr. Nill did not honor his obligations under the MOU and, notwithstanding our expectations and previous understandings, we were unable to obtain effective enforcement, by means of escrow arrangements or otherwise, of the personal guarantee.

        In the fiscal quarter ended September 30, 2001, an agent, NYPPe, LLC, was assigned to dispose of shares owned by Dr. Nill in a secondary private placement. As of December 31, 2001 5,000 of those shares (the equivalent of 15,000 shares pre-reverse split) had been sold, resulting in net proceeds to the Company of $75,000.

        On March 6, 2002, Core entered into voluntary liquidation proceedings. In accordance with the Companies Act governing companies organized in the British Virgin Islands, Core appointed a liquidator to assess the fair value of its assets.

        We do not consider that enforcement of the terms of the personal guarantee through legal action with a view to recovering against other assets is likely to provide an effective remedy for us, and we have reached an oral understanding with Dr. Nill that the proceeds from the sale of 1,195,000 shares of our Common Stock are to be remitted to us. We are reserving the rights and remedies that may be available to us in respect of such shares and/or the proceeds of sales thereof and/or otherwise, in particular if he does not abide by such understanding.

        Insights.    On December 29, 2000, we acquired all of the issued and outstanding shares of Insights, in a stock-for-stock transaction then valued at approximately $180 million. We received the shares of Insights on that date but, pursuant to the terms of our offer, were not required to pay any consideration for the Insights shares until certain conditions were met. The first of these conditions, that we receive a validation by the Defence Evaluation and Research Agency ("DERA"), an agency of the United Kingdom Ministry of Defence, as to the technical and commercial viability of Insights' proprietary technology, was satisfied on February 22, 2001. As such, we issued the first tranche of contingent consideration of 5,000,000 shares of our Common Stock on that date, valued at approximately $93,000,000 based on a weighted average share price of $18.60 per share. In variance of the conditions precedent set forth in the original purchase agreement, on November 22, 2001 we agreed with the seller of Insights that the obligation to issue the second tranche of contingent consideration may be satisfied by the direct issuance of shares in MS-PLC to such seller. On that date, MS-PLC issued 15,000,000 shares in MS-PLC to Nightingale, and Nightingale accepted such shares in satisfaction of our obligation under the original purchase agreement. The second tranche was valued at $21,832,000 based on the share price of stock being alloted by MS-PLC. Total consideration for the purchase of Insights was approximately $115 million. As of the date hereof, there is no public market for the MS-PLC shares. All assets and liabilities of Insights were transferred to Medicsight Finance Ltd. ("Finance"), after which Insights was sold to an independent third party on December 6, 2002 for a nominal sum of $160.

Business Strategy

        We are a developer of software technology in the medical sector. We have three principal operating subsidiaries: MS-PLC, Medicsight Asset Management Limited ("MAM") and Lifesyne UK Limited ("Lifesyne"). Insights and Software, formerly subsidiaries of the Company, were sold to independent third parties during the fourth quarter of 2002.

        MS-PLC.    Our majority-owned subsidiary, MS-PLC, is currently engaged in efforts to commercialize a state-of-the-art digital expert recognition software system for digital data derived from medical imaging hardware. At December 31, 2002, the Company owned 67,127,300 ordinary shares in MS-PLC, constituting 83.9% of the outstanding shares. MS-PLC undertook a private offering outside the United States of an additional 6,131,398 ordinary shares, which was closed on December 31, 2002. As part of this offering, we acquired a further 1,258,718 shares in MS-PLC for £1,258,718 ($ 2,014,000). On December 23, 2002, we entered into a share swap with General Nominees and Asia IT Nominees whereby the Company issued 1,866,666 shares to General Nominees (1,674,894 shares) and Asia IT Nominees (191,772 shares) in return for 7,000,000 MS-PLC shares held by General Nominees (6,280,852 shares) and Asia IT Nominees (719,148 shares) respectively.

        Lifesyne.    Lifesyne is a wholly owned subsidiary of MS-PLC that was established in September 2002 for the purpose of providing a branded operating entity for the United Kingdom and Ireland markets. Lifesyne will be the entity that operates the scanning centers located in the United Kingdom.

        MAM.    MAM is also a wholly owned subsidiary of MS-PLC that was established in September 2002 for the purpose of acquiring fixed assets on behalf of the operating entities in the group. MAM will negotiate and acquire equipment and fund leasehold improvements and development, which in turn will be leased to the relevant operating entity.

        The Medicsight™ system analyzes digital data from the new generation of 16-detector multi-slice computed tomography ("CT") scanners, and then provides analysis to enable the clinician to identify areas of possible abnormality. We believe that in the future the Medicsight™ system will be capable of reliably detecting isolated pulmonary nodules, calcification of the arteries and other abnormalities indicative of disease. The potential advantage of the Medicsight™ system is that it increases precision, reliability, scalability and will be cost effective. The system uses its technology to provide tools to radiologists for the identification of possible abnormalities. The clinician will then apply his/her experience to determine the next steps in medical diagnosis and treatment. We believe the Medicsight™ system will be capable of processing unprecedented volumes of images. It is now widely accepted that the most effective way to achieve early detection of leading deadly diseases is through radiological scanning. Such scanning would allow national healthcare bodies to provide society with the best protection against premature death.

        We believe that the Medicsight™ system will:

  •
  enable accurate and reliable scan analysis;

  •
  create a service that will be significantly cheaper than at present as it reduces the burden on radiologists who in current practice account for a significant proportion of the scan cost; and

  •
  allow significant patient volume to be achieved because the analysis is fully automated and scanning volumes are not then constrained by the finite number of radiologists.

        The step change in technology that increases the potential of the Medicsight™ system is the 16-detector CT scanner. This allows sub-millimeter cross-sectional slices to be captured with increased speed and reduced radiological dose when compared with traditional single slice machines. This provides over 600 images of the chest cavity instead of 30-60 for single slice scanners. The amount of detail now available, while enabling early detection of smaller nodules and areas of calcification, increases the time required for analysis by radiologists. Therefore the automation of scan analysis is essential. MS-PLC has identified GE Medical Systems, part of the General Electric Company of America, as a potential supplier of the new 16 detector CT scanners.

        A number of service centers will be established to provide a referral-only CT service for the early detection of coronary heart disease, lung and colorectal cancer. Referring medical practitioners will send high-risk individuals or those displaying non-specific signs of ill health to the center for a specific scan. No self-referrals will be accepted. MS-PLC will operate its new scanning centers under the Lifesyne™ brand name. The first Lifesyne™ center was commissioned in the fourth quarter of 2002 and was followed by the scanning of our first target group at the end of Fiscal 2002. This center will be scanning primarily for the earliest signs of heart disease and lung cancer. The center is located in West London within the Hammersmith Hospitals NHS Trust ("NHS Trust"). Two other high profile sites in Central London are also at an advanced stage of negotiation and we anticipate them being operational in the second quarter of 2003. Further Lifesyne™ centers are expected to be on stream throughout the UK in late-2003. The initial units will be used to gain data for submission to obtain regulatory approval and continue to acquire market and clinical data and to generate revenues.

        The characteristics of markets around the world directly affect how MS-PLC will commercialize its technology. In the UK there is a shortage of diagnostic imaging capacity and under-investment in the health system. The vast majority of all diagnostic procedures are carried out in a hospital environment making them inefficient, inconvenient and costly. It is therefore commercially attractive and necessary to establish owned and operated diagnostic centers. However, in the United States and Western Europe, many diagnostic procedures already take place outside of a hospital environment and are carried out in privately owned clinics or diagnostic imaging centers. For these markets, it is unnecessary for Lifesyne™ to establish new operating units, which would in effect compete with the existing market. Therefore, MS-PLC anticipates that it will create licensees or franchises to achieve rapid penetration of the market at lower capital expenditure and risk.

        Operational and development costs for Fiscal 2003 are estimated at approximately $8.5 million. MS-PLC has raised approximately $8.8 million by way of a private placement of 6.1 million shares (of which the Company has purchased 1,258,718 shares for consideration of $2 million) which was underwritten by Asia IT Capital Investments Limited ("Asia IT"). Additionally, MS-PLC has entered into a £10.0 million (approximately $16.0 million) secured credit facility with Asia IT that ceases in November 2004. MS-PLC expects to become financially self-sufficient during 2004.

        Our expansion strategy across the United States and Europe calls for several business models. Besides the Company-operated Lifesyne™ scanning centers in the United Kingdom, we will operate partnerships with industry leaders to achieve rapid market penetration across our target regions. Revenue streams are expected to include scan analysis fees and franchise license fees. However, we have yet to derive any significant revenue from the Medicsight™ system. We cannot assure you that MS-PLC will be successful in commercializing the Medicsight™ system, or if such system is commercialized, that its use will be profitable to MS-PLC. We face obstacles in commercializing our core technology and in generating operating revenues such as, but not limited to, successful development, testing of and gaining regulatory approval for the technology.

        MS-PLC does not believe that there is any direct comparative competition to the Medicsight™ system. There are computer-aided diagnostic systems that work in the field, but, in our view, such existing systems are overly dependent on human resources to carry out the analysis, as none have the capability of the Medicsight™ system.

        The Company has had only a limited operating history upon which an evaluation of its prospects can be made. The Company's prospects must be considered keeping in mind the risks, expenses and difficulties frequently encountered in the establishment of a new business in an ever-changing industry. There can be no assurance that the Company will be able to achieve profitable operations.

        The Company has identified a number of other specific risk areas which may effect the Company's operations and results in the future:

        Technical Risks.    The Medicsight™ system may not deliver the levels of accuracy and reliability needed, or the development of such accuracy and reliability may be delayed.

        Market Risks.    The market for the Medicsight™ system may be slower to develop or smaller than estimated or it may be more difficult to build the market than anticipated. The medical community may resist the Medicsight™ system or be slower to accept it than we expect. Revenues from the Lifesyne™ scanning centers and the licensing of the Medicsight™ system may be delayed or costs may be higher than expected which may result in the Company requiring additional funding.

        Regulatory Risks.    The Medicsight™ system is subject to numerous regulatory requirements in both the United States and Europe covering not just approval for the use of the Medicsight™ system, but also retention of personal medical records and regulations concerning the use of radiation. See "Governmental Regulation".

        Competitive Risks.    There are a number of groups and organizations, such as software companies in the medical imaging field, scanner manufacturers, screening companies and other healthcare providers, that have an interest in developing a competitive offering to the Medicsight™ system. We cannot make any assurance that they will not attempt to develop such offerings, that they will not be successful in developing such offerings or that any offerings they do successfully develop will not have a competitive edge versus the Medicsight™ system.

Employees

        As of March 24, 2003, the Company and its subsidiaries had 56 employees, all of whom are full-time employees. Our employees are not part of a union. We believe that we have an excellent relationship with our employees.

Patents and Trademarks

        Protection of our proprietary technology, and our rights over that technology, from copy or unchallenged use is essential to our future success. Any challenges to or disputes concerning our core technology may result in great expense, delays in bringing products to market and disruption of our focus on our core activities. They may also result in loss of rights over our technology or the right to operate in particular markets due to adverse legal decisions against us.

        We have filed patent applications in the UK, USA and under the International Patent Treaty (which has approximately 70 member countries) covering the application of our core technology. However, we have not as yet been granted any patents. In addition we are in the process of preparing to file patent applications covering our MedicLung, MedicHeart and MedicColon products. We cannot provide assurance that any or all of these patents will be granted or that they will not be challenged, or that rights granted to us will actually provide us with advantage over our competitors. However prior art searches have taken place and the Company believes that we will not infringe any current patent filings.

        Additionally, we have filed applications to register "Medicsight"™ and "Lifesyne"™ as trademarks in the UK, the European community and the USA. Both trademarks are essential to the corporate identity that we are seeking to create in connection with the Medicsight™ system.

        Failure to register appropriate patents, copyrights or trade marks in any jurisdiction may impede our ability to create brand awareness in our products, result in expenses involved in pursuing or defending related legal action, or result in lost revenues through delays incurred due to intellectual property disputes. Where we may be required to purchase licenses from those with prior rights in any country, we cannot assure you that we will be able to do so at a commercially acceptable cost.

Research and Development

        The technology underlying the Medicsight™ system has not yet been commercialized. Under United States generally accepted accounting principles, until the technology is determined to be feasible, all research and development expenditures must be expensed rather than capitalized. The Company's expenditure on research and development comprise of staff and consultants employed in the development of the Medicsight™ system. During the twelve months ended December 31, 2002 and December 31, 2001, we expended $1,239,000 and $1,266,000 respectively for research and development expenses for the Medicsight™ system. For the twelve months ended December 31, 2000 we expended $nil for research and development. We cannot predict the amount of additional expenditures that will be necessary prior to achieving commercialization of our products.

Major Customers

        During Fiscal 2002, the Company had two customers that represented 98.8% of the Company's revenues. The customers are Commonwealth Secretariat, which accounted for 67.1% of sales, and Texaco Ltd., which accounted for 31.7% of sales. These revenues were derived from providing software maintenance services through Software. As Software was sold on October 28, 2002, these revenues will not recur during the year ended December 31, 2003.

        In Fiscal 2001 major customers of the Company were Commonwealth Secretariat, which accounted for 29.8% of sales, Eidos Interactive, which accounted for 25.8% of sales, and Texaco, which accounted for 22.7% of sales.

        In Fiscal 2000 the customers were Red Cube AG, which accounted for 26.7% of sales (of which $74,000 was allowed as doubtful), Radical Technology PLC (prior to acquisition), which accounted for 19.3% of sales, and Nightingale Technologies Ltd (prior to acquisition), which accounted for 25.7% of sales.

Governmental Regulation

        The Medicsight™ system analyzes digital data from medical scanners, such as MRI's and CAT scans, and provides improved analysis to enable the clinician to identify areas of possible abnormality. It will be subject to governmental regulation in the United Kingdom, Europe and the United States. However, we currently are not certain of the level of regulation which will be applied to the Medicsight™ system in any specific location. The level of governmental regulation as between each of these geographic locations may vary. Any such regulation could delay the commercial introduction of the Medicsight™ system and could significantly increase our costs of operations.

General

        Our address is 46 Berkeley Square, London, W1J 5AT, United Kingdom. Our telephone number is 011-44-207-598-4070. Our Internet address is http://www.medicsight.com. Information on our website is not deemed to be a part of this Annual Report.

ITEM 2. PROPERTIES.

        We maintain our corporate offices at 46 Berkeley Square, Mayfair, London, United Kingdom W1J 5AT. The office is comprised of 9,642 square feet. We do not have a formal, written lease for these offices. Rent is paid quarterly in advance to a property management company, Berkeley Square Ventures Limited, which in turn collects the rent for International Cellulose Company Limited, the entity that holds the lease on the property. In November 2001 International Cellulose Company Limited was acquired by STG (Holdings) PLC ("STG") the majority shareholder of the Company.

        We operate a Lifesyne™ scanning center located at Ravenscourt Hospital in London, part of NHS Trust. We do not currently have a formal, written lease with NHS Trust for this scanning center, but we have negotiated one and are in the process of finalizing it. We are currently negotiating for further sites in Central London at which to operate Lifesyne™ scanning centers.

        The property currently occupied is adequate for the current needs of the Company.

ITEM 3. LEGAL PROCEEDINGS.

        On January 23, 2002, Chess Ventures LLC ("Chess") commenced a lawsuit against us in the Chancery Court of Delaware, seeking an order to compel us to remove restrictive legends from share certificates owned by Chess so that Chess could sell the shares represented by certificates pursuant to Rule 144 under the Securities Act of 1933 ("Rule 144"). Chess also claimed money damages due to our failure to remove the legends. We filed a defense and counterclaim to this claim and subsequently instructed our transfer agent to remove the restrictive legends on all applicable certificates (including those held by Chess) should proper requests be made by the holders thereof in accordance with Rule 144. On June 4, 2002, we entered into a Settlement Agreement with Chess in which we agreed to pay a nominal sum to Chess. Neither party made any admission of liability, and each party fully released any claims it may have had against the other party. The lawsuit was subsequently dismissed.

        In addition to the above we have been served with a Notice of Sequestration in a proceeding brought in the Court of Chancery of the State of Delaware by a Turks and Caicos company against two shareholders of the Company. The Company responded to the Notice of Sequestration on January 17, 2003 and does not expect that any further action by the Company will be required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On October 28, 2002, holders of 70.2% (13,510,309 shares) of the issued and outstanding shares of our Common Stock consented to an amendment to the Company's Certificate of Incorporation, changing the Company's name from HTTP Technology, Inc. to Medicsight, Inc.

        On December 30, 2002, holders of 50.45% (10,676,975 shares) of the issued and outstanding shares of our Common Stock consented to a 1-for-3 reverse split of our Common Stock.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

        The shares of our Common Stock are quoted on the OTC-Bulletin Board, maintained by the National Association of Securities Dealers, Inc. The Common Stock is trading under the symbol "MSHT".

        The following table sets forth the range of high and low bid information for Medicsight, Inc Common Stock for each quarter within the last two fiscal years, after giving effect to the Split.

	Bid Quotations ($)
Period
	High	Low
2001
First Quarter	21.00	16.50
Second Quarter	22.32	18.90
Third Quarter	21.30	15.90
Fourth Quarter	18.00	13.50
2002
First Quarter	14.10	6.75
Second Quarter	7.50	2.40
Third Quarter	2.70	1.71
Fourth Quarter	6.60	1.95

        These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

        As of March 21, 2003, there were 816 holders of record of the Company's Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	N/A	833,333
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	-0-	N/A	833,333

        On March 20, 2003, the Board of Directors of MS-PLC approved in principle an equity compensation plan, but it has yet to be finalized and implemented.

Recent Sales of Unregistered Securities

        Panther.    On January 6, 2000, the Company entered into an underwriting agreement (the "Underwriting Agreement") with Panther Capital Ltd. ("Panther") to sell shares of Common Stock and warrants of the Company pursuant to an exemption from registration under Regulation S promulgated under the Securities Act. Pursuant to the terms of the Underwriting Agreement, the Company sold 3,333,333 shares of its Common Stock (the "Panther Shares"), at a price of $1.50 per share to certain sub-underwriters named in the Underwriting Agreement, for whom Panther acted as lead underwriter. In consideration for such underwriting, Panther received warrants to purchase up to 666,667 shares of Common Stock of the Company (the "Warrants"). The Warrants were exercisable at $1.50 per share if exercised within one year of the first closing of the Agreement, which occurred on January 28, 2000 (the "First Closing"), and at a price of $15.00 per share if exercised within two years of the date of the First Closing. The fair value of the Warrants on the date of the grant was $4,428,000. On May 12, 2000, Panther exercised all the Warrants for $1,000,000.

        Under the Underwriting Agreement, the Company was obligated to prepare a registration statement covering 25% of the Panther Shares under the Securities Act and to file such registration statement with the U.S. Securities and Exchange Commission (the "Commission") within 90 days of the completion of the offering of the Panther Shares (the "Registration Statement"). Prior to and during the period of 120 days after the Registration Statement is declared effective by the Commission, the Company has agreed not, without prior written consent of Panther, to issue, offer, sell, or grant options to purchase or otherwise dispose any of the Company's equity securities or any other securities convertible into or exchangeable for its common stock or other equity security, other than pursuant to transactions already disclosed to Panther. Additionally, for a period of 180 days after the first date that any of the Panther Shares are released for sale to the public, the officers and directors of the Company have agreed not to directly or indirectly sell or offer to sell or otherwise dispose any of their shares of common stock of the Company or any right to acquire any such shares without the prior written consent of Panther. A Registration Statement was filed by the Company on December 26, 2001, but was subsequently withdrawn on January 9, 2003 because the majority of the shares of Common Stock covered by the Registration Statement have been held for longer than two years and can be resold in accordance with the requirements of Rule 144 under the Securities Act.

        Software.    On April 21, 2000, the Company acquired, through a stock-for-stock tender offer (the "Software Offer"), approximately 76.73% of the issued and outstanding ordinary shares of Radical Technology PLC (subsequently renamed HTTP Software PLC). Pursuant to the Software Offer, HTTP offered 33 shares of common stock of the Company (the "Exchange Stock") for every 143 shares of capital stock of Software. Through additional issuances of stock subsequent to April 21, 2000, the Company acquired an aggregate of 99.5% of the outstanding shares of Software in exchange for 850,090 shares of the Company's Common Stock. Accordingly, the Company has the right under applicable law to compulsorily acquire the balance and to treat Software as a wholly owned subsidiary. Assuming full acceptance of the Software Offer, 854,476 shares of the Company will be issued, constituting approximately 4.0% of the Company's outstanding shares. The Exchange Stock was not initially registered under the Securities Act. However, as a condition of the Software Offer, the Company had agreed to file a registration statement with the Commission covering the Exchange Stock within twelve months from the date of issue of the Exchange Stock. Furthermore, the Company agreed not to file a registration statement during this twelve-month period covering any shares held by STG. A Registration Statement was filed by the Company on December 26, 2001, but was subsequently withdrawn on January 9, 2003 because the majority of the Exchange Stock covered by the Registration Statement has been held for longer than two years and can be resold in accordance with the requirements of Rule 144 under the Securities Act.

        Ferman.    On May 3, 2000, the Company entered into an agreement to acquire 51% of the outstanding stock of Ferman AG, a Swiss venture capital company ("Ferman"), for the issuance of 2,400,000 shares of the Company's Common Stock. On October 5, 2000, the Company executed an agreement to acquire 100% of Ferman's outstanding stock for 1,700,000 shares of the Company's Common Stock. Subsequently, after undertaking further due diligence, the Company determined that the conditions to closing had not been fulfilled, and accordingly, the Company decided not to proceed with the transaction. The Company never assumed management control of Ferman and no consideration was exchanged.

        Reg S Placement.    On May 25, 2000, the Company issued a private placement memorandum to raise up to $30 million through the sale of shares of Common Stock at a price of $18.75 per share pursuant to an exemption from registration under Regulation S promulgated under the Securities Act. The final closing of the placement was in November 2000. The Company raised the minimum allowed under the private placement, $10 million and established a $20 million credit facility (the "Credit Facility") with Asia IT Capital Investment Limited ("Asia IT") as of December 15, 2000 to cover the balance of the funds it sought to raise. At the time we entered into such credit facility Asia IT was a 12.2% stockholder of the Company. Since such time, Asia IT has sold a substantial portion of its interest in the Company in private transactions. As of December 31, 2002, there was an outstanding balance of $2,331,000 under the Credit Facility, and the Company anticipates that, in the foreseeable future, it will need to draw upon the Credit Facility to continue to operate and meet its obligations as and when they become due. The Credit Facility originally expired on December 31, 2001, but such expiration date has been extended to June 30, 2004.

        Core.    In September 2000, we acquired Core Ventures Limited ("Core"), a privately held Internet venture company, from Troy Limited, a Cayman corporation ("Troy"). Under the agreement, we issued 1,200,000 shares of our Common Stock for 100% of the outstanding stock of Core. Core's principal asset was an interest of less than 1% in Red Cube AG ("Red Cube"), a voice-over-IP telecommunications provider, and warrants to purchase further shares (less than 3%) in Red Cube. The agreement provided in part that Dr. Alexander Nill, a principal of Troy, personally guaranteed to us that, as of December 15, 2000, the fair market value of Core's net assets would be not less than $25,000,000, such value to be determined by our independent auditors; and in the event of any shortfall, Dr. Nill undertook to pay us, within 10 days following our written demand, any shortfall, in cash or securities. At the time of this transaction, Dr. Nill was one of our directors. He resigned from that position, effective February 27, 2001.

        On December 27, 2000 Dr. Nill executed a Memorandum of Understanding ("MOU") with the Company in which he admitted to substantial liability under the personal guarantee. The MOU stipulated that the net assets of Core were estimated to be $2,540,000 and that the warrants to purchase further Red Cube stock held by Core had no value. Dr. Nill acknowledged that he had been served by us with a formal demand to honor his obligations to us pursuant to the terms of the personal guarantee provided by him as security for the Core acquisition. The MOU provided inter alia that Troy was to provide a schedule of other assets having a value of not less than $10,900,000, such market value to be determined by our independent auditors as being the fair market value as at the valuation date and which assets Dr. Nill was to procure to be delivered by Troy to us or as we shall have directed within 21 days of the date of the MOU; that in consideration of our forbearance to immediately sue him to enforce the personal guarantee Dr. Nill was to cause to be delivered within 7 days of the date of the MOU 616,192 shares of our Common Stock (the equivalent of 924,282 shares pre-splits) with all necessary transfer details signed in blank. Dr. Nill did not honor his obligations under the MOU and, notwithstanding our expectations and previous understandings, we were unable to obtain effective enforcement, by means of escrow arrangements or otherwise, of the personal guarantee.

        In the fiscal quarter ended September 30, 2001, an agent, NYPPe, LLC, was assigned to dispose of shares owned by Dr. Nill in a secondary private placement. As of December 31, 2001 5,000 of those shares (the equivalent of 15,000 shares pre-reverse split) had been sold, resulting in net proceeds to the Company of $75,000.

        On March 6, 2002, Core entered into voluntary liquidation proceedings. In accordance with the Companies Act governing companies organized in the British Virgin Islands, Core appointed a liquidator to assess the fair value of its assets.

        We do not consider that enforcement of the terms of the personal guarantee through legal action with a view to recovering against other assets is likely to provide an effective remedy for us, and we have reached an oral understanding with Dr. Nill that the proceeds from the sale of 1,195,000 shares of our Common Stock are to be remitted to us. We are reserving the rights and remedies that may be available to us in respect of such shares and/or the proceeds of sales thereof and/or otherwise, in particular if he does not abide by such understanding.

        Insights.    On December 29, 2000, the Company acquired all of the issued and outstanding shares of Insights, formerly known as Nightingale Technologies, Ltd., in a stock-for-stock transaction valued at approximately $180 million (the "Insights Offer"). The Company received the shares of Insights on that date but, pursuant to the terms of the Insights Offer, was not required to pay any consideration for the Insights shares until certain conditions were met. The first of these conditions, that the Company receive a validation by the Defence Evaluation and Research Agency ("DERA"), an agency of the United Kingdom Ministry of Defence, as to the technical and commercial viability of Insights' proprietary technology, was satisfied on February 22, 2001. As such, the Company issued the first tranche of contingent consideration of 5,000,000 shares of its Common Stock on that date. Such shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. In variance of the conditions precedent set forth in the original purchase agreement, on November 22, 2001 we agreed with the seller of Insights that the obligation to issue the second tranche of contingent consideration may be satisfied by the direct issuance of shares in MS-PLC to such seller. On that date, MS-PLC issued 15,000,000 shares in MS-PLC to Nightingale, and Nightingale accepted such shares in satisfaction of our obligation under the original purchase agreement. As of the date hereof, there is no public market for the MS-PLC shares.

        Swap.    On December 23, 2002 the Company entered into a share swap with General Nominees and Asia IT Nominees whereby the Company issued 1,866,666 shares to General Nominees (1,674,894 shares) and Asia IT Nominees (191,772 shares) in exchange for 7,000,000 MS-PLC shares held by General Nominees (6,280,852 shares) and Asia IT Nominees (719,148 shares) respectively. Such shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA.

        The selected financial data set forth below have been derived from the consolidated financial statements of the Company and the related notes thereto. The statement of operations data for the period from inception (October 18, 1999) to December 31, 1999 and three years ended December 31, 2002 and the balance sheet data as of December 31, 2002, 2001, 2000 and 1999 are derived from the consolidated financial statements of the Company which have been audited by BDO Stoy Hayward, independent auditors' (consolidated financial statements as at December 31, 2002 and 2001) and Arthur Andersen, independent auditors' (consolidated financial statements as at December 31, 2000 and 1999). The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the related notes thereto and "Management's Discussion and Analysis and Results of Operations", which are include elsewhere herein.

        (all figures in $thousands) except per share data

	2002	2001	2000	1999
Operating revenues	82	225	514	—
Loss from continuing operations	(17,715)	(45,845)	(8,714)	(30)
Loss from continuing operations per common share ($)	(0.92)	(2.47)	(0.72)	(0.00)
Total Assets	117,831	108,661	30,497	2,754
Long term obligations	74	19	6,030	50
Dividends declared per common share ($)	0.00	0.00	0.00	0.00

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS.

        Except for historical information, the material contained in this Management's Discussion and Analysis and Results of Operations is forward-looking. The Company's actual results could differ materially from the results discussed in the forward-looking statements, which include certain risks and uncertainties. These risks and uncertainties include the rate of market development and acceptance of medical imaging technology, the unpredictability of the Company's sales cycle, the limited revenues and significant operating losses generated to date, and the possibility of significant ongoing capital requirements. The Company's main operating currency is UK sterling (£).

        The Company has identified a number of specific risk areas that may effect the Company's operations and results in the future:

        Technical Risks.    The Medicsight system may not deliver the levels of accuracy and reliability needed, or the development of such accuracy and reliability may be delayed.

        Market Risks.    The market for the Medicsight™ system may be slower to develop or smaller than estimated or it may be more difficult to build the market than anticipated. The medical community may resist the Medicsight™ system or be slower to accept it than we expect. Revenues from the Lifesyne scanning centers and the licensing of the Medicsight™ system may be delayed or costs may be higher than expected which may result in the Company requiring additional funding.

        Regulatory Risks.    The Medicsight™ system is subject to numerous regulatory requirements in both the United States and Europe covering not just approval for the use of the Medicsight™ system, but also retention of personal medical records and regulations concerning the use of radiation.

        Competitive Risks.    There are a number of groups and organizations, such as software companies in the medical imaging field, scanner manufacturers, screening companies and other healthcare providers, that have an interest in developing a competitive offering to the Medicsight™ system. We cannot make any assurance that they will not attempt to develop such offerings, that they will not be successful in developing such offereings or that any offerings they do develop will not have a competitive edge versus the Medicsight™ system.

        We have restructured our business to focus more closely on the medical imaging applications derived from our original core technology. We have concluded the process of incorporating all research, software development, management and marketing activities related to our medical imaging initiatives into MS-PLC. In November 2001 assets were transferred from our other subsidiaries to MS-PLC and the costs incurred on the development of the Medicsight™system (our state-of-the-art digital expert recognition software system for digital data derived from medical imaging hardware) were reimbursed and assigned by way of a loan note from MS-PLC. The amount of the loan note to Medicsight, Inc. was £3,659,104, and this loan note was converted into 57,868,582 ordinary shares of MS-PLC issued to the Company and 15,000,000 ordinary shares of MS-PLC issued to the former parent of Insights in November 2001.

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2002 vs. Fiscal Year Ended December 31, 2001

        Revenues.    For Fiscal 2002 the Company's gross revenues from operations were $82,000. For Fiscal 2001, the Company's gross revenues from operations were $225,000. Revenues were reduced as Software completed its outstanding maintenance contracts during the year. The Company's revenue was primarily derived from the Company's consulting activities provided by Software. As Software was sold to an independent third party on October 28, 2002, the revenues derived from software maintenance will not recur during the fiscal year ended December 31, 2003.

        During Fiscal 2002 the Company had two customers that represented 98.8% of its revenues. The customers are Commonwealth Secretariat, which accounted for 67.1% of sales, respectively, and Texaco Ltd., which accounted for 31.7% of sales. During Fiscal 2001, we had three customers who represented a significant portion of our revenues. The customers are Commonwealth Secretariat, which accounted for 29.8% of sales, Eidos Interactive, which accounted for 25.8% of sales and Texaco, which accounted for 22.7% of sales.

        Research and Development.    The Company's research and development expenses for Fiscal 2002 were $1,239,000 as compared to $1,266,000 Fiscal 2001. The Company's research and development costs were comprised of staff and consultancy costs expensed on the development of the Medicsight™system. We cannot predict the amount of additional expenditures that will be necessary prior to achieving commercialization of our products. It is anticipated that the Company will begin to release the software products it is currently developing subject to satisfactory technical development and regulatory approval in late 2003. The Company expects its software products to generate income from the Lifesyne™ centers within the United Kingdom at that time, with income from licensing fees being generated beginning in 2004.

        Selling, General and Administrative Expenses.    The Company's selling, general and administrative expenses for Fiscal 2002 were $10,619,000 as compared to $10,522,000 for Fiscal 2001. Professional fees, including consulting services, were $1,565,000 for Fiscal 2002 as compared to $1,466,000 in Fiscal 2001. Also included were salaries and directors' compensation of $3,988,000 in Fiscal 2002 and $2,788,000 in Fiscal 2001, service charges and rates for property leasing of $422,000 in Fiscal 2002 and $957,000 in Fiscal 2001, and rent of $455,000 in Fiscal 2002 and $495,000 in Fiscal 2001. The increase in salaries and directors' compensation was due to the general increase in seniority and number of staff in addition to redundancy costs. The reduction in service charges and rent is due to the Company having sold its lease on its Curzon St. offices in September 2001. Management expects selling, general and administrative expenses to continue at a level similar to the current level in the near future as the Company continues to devote resources to the expansion of the Company.

        Depreciation and Amortization Expense.    Effective January 1, 2002 with the adoption of SFAS No. 142, goodwill will no longer be amortized. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 5 years. The amortization charge for Fiscal 2001 was $15,385,000.

        During Fiscal 2000, the Company acquired an intangible asset from Nightingale consisting of technology valued at $22,470,000. Under SFAS No.142, this is considered an intangible asset with a definite life of 5 years. Therefore the value of the asset is amortized on a straight-line basis over this period. The amortization charge for the Fiscal 2002 was $4,494,000 as compared to $4,662,000 for Fiscal 2001. The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's assessment for impairment of an asset involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment of intangibles was recorded in Fiscal 2002. In Fiscal 2001, the intangible assets of Software were deemed fully impaired, as Software ceased developing its in-house software. In addition, in Fiscal 2002 the "Value of Workforce" intangible of Insights was deemed fully impaired, as the employees to which such intangible related left the employment of the Company.

        Impairment of Excess of Purchase Price Over Net Assets Acquired.    For Fiscal 2002 and Fiscal 2001, the Company had excess of purchase price over net assets acquired of $100,119,000 and $88,919,000 respectively. The increase in Fiscal 2002 of $11,200,000 was due to the Company acquiring an additional 7,000,000 shares in MS-PLC. The excess of purchase price over net assets acquired of $88,919,000 was primarily attributable to the Company's acquisition of Insights. As stated above, the Company adopted SFAS No. 142 on January 1, 2002. Under this standard, goodwill will no longer be amortized over its estimated useful life, but instead will be tested for impairment on an annual basis or whenever indicators of impairment arise. The Company completed its transitional impairment tests in the quarter ended June 30, 2002 and no impairment was recorded. Prior to January 1, 2002, goodwill was tested for impairment in a manner consistent with property, plant and equipment and intangible assets with a definite life.

        Impairment Loss on Investments.    For Fiscal 2002, the Company incurred an impairment loss on investments of $175,000 relating to the impairments in the carrying value of Eurindia PLC ("Eurindia") and Top Tier, Inc. The management of Eurindia recently valued its investment portfolio at $0.83 per share. As a result the Company incurred an impairment of $145,000 on the carrying value of its investment. Based on the financial status of Top Tier, Inc, the investment was permanently impaired, and the Company recorded an impairment for the entire carrying value, $30,000, of this investment. For Fiscal 2001, investments of $2,412,000 were impaired, comprised primarily of an investment in Compaer AG. The Company recorded an impairment for the entire carrying value of this investment.

        Impairment of Vendor Guarantee.    Impairment of a vendor guarantee in the amount of $6,773,000 and $9,109,000 for Fiscal 2002 and Fiscal 2001 respectively relates to an impairment of the guarantee provided by Dr. Alexander Nill as to the fair value of certain assets acquired under the Company's acquisition of Core Ventures Limited ("Core") in September 2000. The vendor guarantee represents the fair value of 1,195,000 shares, the proceeds of the sale of which are to be remitted to the Company as mentioned above. We have estimated the value of the guarantee as the value of the common stock, based on the recent history of the stock price, giving an estimated realizable value of $3,227,000

        Net Loss and Net Loss per Share.    Net loss was $17,715,000 for Fiscal 2002 compared to a net loss of $45,845,000 for Fiscal 2001. Net loss per share for Fiscal 2002 was $0.92, based on weighted average shares outstanding of 19,294,654, compared to a net loss per share of $2.47 for Fiscal 2001, based on weighted average shares outstanding of 18,563,404. The reduction in net loss for Fiscal 2002, is principally due to the cessation of amortization of goodwill under SFAS No.142 and reductions in the impairments of the vendor guarantee, investments and goodwill.

        Related Party Transactions.    On November 20, 2001, Asia IT entered into a £10,000,000 ($16,000,000) credit facility with MS-PLC. Such facility ceases in November 2004 and is secured by a lien on all of the assets of MS-PLC. Interest on outstanding amounts accrues at 2% above GBP LIBOR. Pursuant to such credit facility, MS-PLC had covenanted to undertake a public offering of its ordinary shares in an amount not less than £25,000,000 not later than March 2002. MS-PLC did not complete such an offering but the facility nevertheless remains in place. The loan is convertible into ordinary shares in MS-PLC on announcement of an Offer to Subscribe, Placing or other public offering of its ordinary shares, at the same price per share as the offering price. Due to the private offering being undertaken by MS-PLC, the loan is currently convertible. In addition ASIA IT Capital Investments Limited acquired approximately 7,080,000 MS-PLC shares from the 15 million shares issued to Nightingale Technologies as part of the Insights acquisition. On December 23, 2002, the Company entered into a share swap with General Nominees and Asia IT Nominees whereby the Company issued 1,866,666 shares to General Nominees (1,674,894 shares) and Asia IT Nominees (191,772 shares) in return for 7,000,000 MS-PLC shares held by General Nominees (6,280,852 shares) and Asia IT Nominees (719,148 shares) respectively.

        The Company's corporate offices at 46 Berkeley Square are leased by International Cellulose Company Limited (ICCL), a company registered in England and Wales. STG, the majority stockholder of the Company, acquired 100% of the issued share capital of International Cellulose Company Limited in November 2001. Rent on 46 Berkeley Square is managed by Berkeley Square Ventures Limited (BSV), a property management company incorporated in England and Wales. Berkeley Square Ventures Limited estimates the rental space occupied by the tenants and collects the rents from the tenants (including the Company and ICCL) on behalf of ICCL. There are no formal leases between BSV and the tenants or a formal agreement between ICCL and BSV for BSV to collect the rent due. In Fiscal 2002 the Company paid BSV $399,000 in rent (Fiscal 2001: $285,000). The increase in rent paid by the Company resulted from the Company's use of more space at 46 Berkeley Square due to an increase in personnel.

        Contractual Obligations and Commitments.    As of December 31, 2002, the Company has capital lease obligations of $74,000. These obligations require monthly payments of $3,000, including interest computed at the rate of 0.58% per month, through March 2005 and are secured by the underlying equipment. The Company is currently negotiating a number of other capital lease obligations.

        We do not currently have any property lease obligations. However, we have negotiated and are in the process of finalizing a formal, written lease for the Lifesyne™ scanning center at Ravenscourt Hospital. We expect obligations in connection with such lease to amount to approximately $80,000 over the next five years. We are also currently negotiating further property leases for Lifesyne™ scanning centers.

Fiscal Year Ended December 31, 2001 vs. Fiscal Year Ended December 31, 2000

        Revenues.    For Fiscal 2001, our gross revenues from operations were $225,000, as compared to $514,000 in Fiscal 2000. We have relied heavily upon proceeds from the sale of our securities and a credit facility from one of our stockholders to fund our operations. Revenue is recognized as software maintenance services are performed, in accordance with the terms of the contractual arrangement, where persuasive evidence of an arrangement exists, the fee is fixed and determinable and collection is reasonably assured.

        Our revenues for Fiscal 2001 and 2000 were primarily comprised of software product consulting and support services. During Fiscal 2001, we had three customers who represented a significant portion of our revenues. The customers are Commonwealth Secretariat, which accounted for 29.8% of sales, Eidos Interactive, which accounted for 25.8% of sales and Texaco, which accounted for 22.7% of sales. In Fiscal 2000 the customers were Red Cube AG, which accounted for 26.7% of sales (of which $74,000 was allowed as doubtful), Radical Technology PLC (prior to acquisition), which accounted for 19.3% of sales, and Nightingale Technologies Ltd (prior to acquisition), which accounted for 25.7% of sales.

        The decrease in the revenues from Fiscal 2000 to Fiscal 2001 is due to the change in focus of Software's operations from providing software consulting services to third parties to providing testing and development services to the group on the Medicsight system and the Stochastic Perception Engine.

        Selling, General And Administrative Expenses.    Our selling, general and administrative expenses were $10,522,000 in Fiscal 2001 compared to $5,785,000 for Fiscal 2000. The increase was due to an increase in staff and directors' compensation from $1,446,000 in Fiscal 2000 to $2,788,000 in Fiscal 2001. In addition, we moved to larger offices at 46 Berkeley Square in early 2001 to accommodate the increased staff numbers at the London office as Software staff were moved from the Company's Croydon office. This increased rent and service charges from $315,000 in Fiscal 2000 to $1,452,000 in Fiscal 2001. Professional fees, including technology development and consulting services, were $1,466,000 in Fiscal 2001 and $2,628,000 in Fiscal 2000. The reduction is due to the Company no longer having these consulting contracts outstanding. In addition the Company amortised $4,494,000 of intangibles relating to the purchase of the Insights Technology from Nightingale during Fiscal 2001.We expect selling, general and administrative expenses to continue at a similar level in the near future as we continue to devote resources to the expansion of the Company.

        Software Development Costs Written Off.    During Fiscal 2001 software development costs of $77,000 were written off as the projects concerned (Addserver—structure advertising software and Callanalysis -a website) were halted. During Fiscal 2000, we wrote off $2,020,000 in software development costs. These costs include $1,878,000 previously capitalized upon the acquisition of Software, but which was subsequently written off during the year. We decided to write off such costs because, after we acquired Software, we altered the strategic direction of Software to focus its resources on other projects, particularly the Stochastic Perception Engine project (the proprietary technology of Insights). Therefore, the software development costs written off were written down to an assessed net realizable value of zero. Software development costs also include $182,000 of in-process research and development costs that we wrote off when we acquired Software in April 2000.

        Depreciation and Amortization Expense.    We had excess of purchase price over net assets acquired of $10,155,000, associated with the acquisition of Software. We received the shares of Insights on December 29, 2000; however we were not required to pay any consideration for such shares unless certain conditions were met. On February 22, 2001, the first of these conditions was met, and as such we issued the first tranche of consideration of 5,000,000 shares, valued at $93,000,000 based on a weighted average share price of $18.60 per share. Subsequent to September 30, 2001, upon agreement with the seller of Insights and in variance of the conditions precedent set forth in the original agreement, the parties agreed that the obligation to issue the second tranche of contingent consideration may be satisfied by the direct issuance of shares in MS-PLC to Nightingale, the seller of Insights. On November 22, 2001, MS-PLC issued 15,000,000 shares in MS-PLC to Nightingale, and Nightingale accepted such shares in satisfaction of our obligation under the original purchase agreement. The shares were valued at £1.00 ($1.60) (par value £0.05) based on the share price of stock being allotted by MS-PLC. These issuances gave rise to an excess of purchase price over net assets acquired of $102,313,000 from our acquisition of Insights.

        Our policy was to amortize goodwill over five years. Effective January 1, 2002 with the adoption of SFAS No. 142, goodwill will no longer be amortized. The amortization charge for Fiscal 2001 was $15,385,000 compared to $1,260,000 for Fiscal 2000. This significant increase in amortization charge is primarily due to the amortization associated with the acquisition of Insights.

        The Company acquired intangibles from Software of Value of Workforce, $321,000 (expected useful life 4 years), Value of Trademark, $46,000 (2 years useful life), Value of Existing Contracts, $96,000 (2 years useful life). The Company acquired intangibles from Insights of the Technology, with a value of $22,470,000 (expected useful life 5 years) and Value of Workforce, $180,000 (expected useful life 2 years). The amortisation charge for Fiscal 2001 was $4,662,000 and the charge for Fiscal 2000 was $143,000. As Software is no longer developing its in-house software we have fully impaired the Software intangibles. In addition we have fully impaired the Insights Value of Workforce as the initial employees have left the company.

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

        Impairment of Vendor Guarantee.    Impairment of a vendor guarantee in the amount of $9,109,000 relates to an impairment of the guarantee provided by Dr. Alexander Nill as to the fair value of certain assets acquired under the Company's acquisition of Core in September 2000. The vendor guarantee represents the fair value of 1,195,000 shares, the proceeds of the sale of which are to be remitted to the Company as mentioned above.

        Net Loss and Net Loss per Share.    Our net loss for Fiscal 2001 was $45,845,000, compared to a net loss for Fiscal 2000 of $8,714,000. Our net loss for Fiscal 2001 included amortization of goodwill of $15,385,000 and impairment of goodwill of $7,217,000. Our loss per share for Fiscal 2001 was $2.47 based on weighted average shares outstanding of 18,563,404, compared to net loss per share for Fiscal 2000 of $0.72, based on weighted average shares outstanding of 12,127,814.

        Related Party Transactions.    As more fully discussed in Note 9, during September 2000, the Company acquired 100% of the outstanding stock of Core Ventures Limited. At the time of this transaction, Dr. Alexander Nill was a Director of the Company and principal beneficial shareholder of Core Ventures Limited. In connection with this acquisition, Dr. Nill had guaranteed the valuation of the net assets of Core Ventures Limited to be not less then $25,000,000 as of December 15, 2000. Dr. Nill resigned as a Director of the Company effective February 27, 2001.

        On December 27, 2000 Dr. Nill executed a Memorandum of Understanding ("MOU") with the Company in which he admitted to substantial liability under the personal guarantee. The MOU stipulated that the net assets of Core were estimated to be $2,540,000 and that the warrants to purchase further Red Cube stock held by Core had no value. Dr. Nill acknowledged that he had been served by us with a formal demand to honor his obligations to us pursuant to the terms of the personal guarantee provided by him as security for the Core acquisition. The MOU provided inter alia that Troy was to provide a schedule of other assets having a value of not less than $10,900,000, such market value to be determined by our independent auditors as being the fair market value as at the valuation date and which assets Dr. Nill was to procure to be delivered by Troy to us or as we shall have directed within 21 days of the date of the MOU; that in consideration of our forbearance to immediately sue him to enforce the personal guarantee Dr. Nill was to cause to be delivered within 7 days of the date of the MOU 616,192 shares of our Common Stock (the equivalent of 924,282 shares pre-splits) with all necessary transfer details signed in blank. Dr. Nill did not honor his obligations under the MOU and, notwithstanding our expectations and previous understandings, we were unable to obtain effective enforcement, by means of escrow arrangements or otherwise, of the personal guarantee.

        In the fiscal quarter ended September 30, 2001, an agent, NYPPe, LLC, was assigned to dispose of shares owned by Dr. Nill in a secondary private placement. As of December 31, 2001 5,000 of those shares (the equivalent of 15,000 shares pre-reverse split) had been sold, resulting in net proceeds to the Company of $75,000.

        On March 6, 2002, Core entered into voluntary liquidation proceedings. In accordance with the Companies Act governing companies organized in the British Virgin Islands, Core appointed a liquidator to assess the fair value of its assets.

        We do not consider that enforcement of the terms of the personal guarantee through legal action with a view to recovering against other assets is likely to provide an effective remedy for us, and we have reached an oral understanding with Dr. Nill that the proceeds from the sale of 1,195,000 shares of our Common Stock are to be remitted to us. We are reserving the rights and remedies that may be available to us in respect of such shares and/or the proceeds of sales thereof and/or otherwise, in particular if he does not abide by such understanding.

        As more fully discussed in Note 9, on December 29, 2000, the Company acquired all of the issued and outstanding shares of HTTP Insights Limited ("Insights"). ASIA IT Capital Investments Limited was a shareholder in Insights as well as the Company at the time of the acquisition, and has provided a credit facility for up to $20,000,000. The credit facility originally was scheduled to expire on December 31, 2001, but has been extended to June 30, 2004. All advances under the credit facility accrue interest at 2% above US LIBOR. The Company is restricted from borrowing funds, directly or indirectly, other than through the credit facility, without the consent of Asia IT.

        On November 20, 2001, Asia IT entered into a £10,000,000 ($16,000,000) credit facility with MS-PLC. At the time, Asia IT was a shareholder of the Company. Such facility ceases in November 2004 and is secured by a lien on all of the assets of MS-PLC. Interest on outstanding amounts accrues at 2% above GBP LIBOR. Pursuant to such credit facility, MS-PLC had covenanted to undertake a public offering of its ordinary shares in an amount not less than £25,000,000 not later than March 2002. MS-PLC did not complete such an offering but the facility nevertheless remains in place. The loan is convertible into ordinary shares in MS-PLC on announcement of an Offer to Subscribe, Placing or other public offering of its ordinary shares, at the same price per share as the offering price. Due to the private offering being undertaken by MS-PLC, the loan is currently convertible. In addition ASIA IT Capital Investments Limited acquired approximately 7,080,000 MS-PLC shares from the 15 million shares issued to Nightingale Technologies as part of the Insights acquisition.

        The Company's corporate offices at 46 Berkeley Square are leased by International Cellulose Company Limited (ICCL), a company registered in England and Wales. STG, the majority stockholder of the Company, acquired 100% of the issued share capital of International Cellulose Company Limited in November 2001. Rent on 46 Berkeley Square is managed by Berkeley Square Ventures Limited (BSV), a property management company incorporated in England and Wales. Berkeley Square Ventures Limited estimates the rental space occupied by the tenants and collects the rents from the tenants (including the Company and ICCL) on behalf of ICCL. There are no formal leases between BSV and the tenants or a formal agreement between ICCL and BSV for BSV to collect the rent due. In 2001 the Company paid BSV $285,000 in rent.

LIQUIDITY AND CAPITAL RESOURCES

        Working Capital.    At December 31, 2002, the Company had $2,284,000 in current assets. Cash and cash equivalents amounted to $1,778,000. Current liabilities were $8,945,000 at December 31, 2002. At December 31, 2001, the Company had $657,000 in current assets and cash and cash equivalents amounted to $203,000. Current liabilities were $5,862,000 at December 31, 2001. Working capital deficit at December 31, 2002 was $(6,661,000), as compared to $(5,205,000) at December 31, 2001. The ratio of current assets to current liabilities was 0.26 to 1.0 at December 31, 2002 as compared to 0.11 to 1.0 at December 31, 2001. The increase is primarily due to the increase in cash and cash equivalents. At December 31, 2000, the Company had $6,856,000 in current assets, of which $6,231,000 consisted of cash and cash equivalents. Current liabilities were $1,252,000. The ratio of current assets to current liabilities was 5.5 to 1.0 at the end of Fiscal 2000.

        Net Increase in Cash and Cash Equivalents.    During the year ended December 31, 2002, the Company's cash and cash equivalents increased by $1,575,000 to $1,778,000. This increase was primarily the result of cash flows received from shares issued by MS-PLC and an increase in short term debt offset by net cash used for operations and the purchase of fixed assets. The Company used net cash of $5,729,000 in operations. The Company received net cash of $7,779,000 in financing activities and used $462,000 in investing activities. During Fiscal 2000, the Company's cash and cash equivalents increased by $5,725,000. This increase was primarily the result of net cash provided by financing activities in the amount of $11,789,000. The Company used net cash of $3,386,000 in operations and $2,658,000 in investment activities during Fiscal 2000.

        Net Cash Used in Operations.    The use of cash in operations of $5,729,000 in the year ended December 31, 2002, was attributable to the Company's relatively minimal revenues at the same time that the Company incurred significant operating costs. These significant costs included professional fees, salaries and director compensation, and service charges associated with rental property and rent. The Company used cash in operations in the year ended December 31, 2001 of $5,948,000. The main components of the decrease are reduction in property costs of $666,000 and PR costs of $164,000. The Company used cash in operations in the year ended December 31, 2000 (its first full year of trading) of $3,386,000. These significant costs included professional fees, salaries and director compensation, and rent, all of which result from the Company's commencement of operations and expansion of its infrastructure to support such operations.

        Net Cash Used in Investment Activities.    In the year ended December 31, 2002, the Company had a net cash outflow from investment activities of $462,000. The Company used the funds to purchase additional fixed assets, the majority of which were the build-out costs of the first Lifesyne center. In year ended December 31, 2001, the Company had a net cash inflow from investment activities of $1,572,000. Such funds were received in the year ended December 31, 2001, from the sale of the Company's shareholding in MDA Group PLC and of funds received from shares sold under the shareholder guarantee. For Fiscal 2000, the Company had a net cash outflow from investment activities of $2,658,000. Such funds were used for software development of $86,000 at Software and the purchase of fixed assets for $464,000. Cash paid for investments of $2,109,000 relates to minority interests in Compaer AG of $1,211,000, Eurindia of $633,000 and Strategic Intelligence of $262,000. The Company intends to open additional Lifesyne™ centers, which will require significant material capital expenditure. The Company currently does not have any such commitments but is negotiating for agreements that will result in both property and capital leases.

        Net Cash Provided by Financing Activities.    In the year ended December 31, 2002, the Company had a net cash inflow from financing activities of $7,779,000. The funds received in the year ended December 31, 2002, comprised of $6,773,000 received from the private offering of MS-PLC stock. At December 31, 2002, 6,131,418 shares had been issued under this offering. In addition the Company received $1,006,000 drawndown under the Asia IT facility. For the year ended December 31, 2001, the Company had a net cash outflow from financing activities of $1,615,000. These funds were used in reducing overdraft and debt. In Fiscal 2000, the Company received net cash of $11,789,000 from financing activities, primarily due to the issuance during the year of shares of Common Stock for net proceeds of $15,480,000. Cash provided by share issuances included $10,000,000 from a private placement of shares in May 2000, $5,000,000 from a private placement in the first quarter of Fiscal 2000 and $1,000,000 from the conversion of warrants in May 2000.

        Stockholders' Equity.    The Company's stockholders' equity at year ended December 31, 2002 was $107,807,000, including an accumulated deficit of $(72,174,000), as compared to $101,853,000 at December 31, 2001, including an accumulated deficit of $(54,459,000). Additional paid-in capital was $182,897,000 and $166,337,000, at year ended December 31, 2002 and December 31, 2001 respectively. The increase in stockholders' equity was a result of an increase in accumulated deficit of $17,715,000 offset by a decrease in the vendor guarantee of $6,773,000 and an increase in additional paid-in capital of $16,559,000. The increased additional paid-in capital resulted from the placement of MS-PLC stock (par value approximately $0.08 per share) at a premium of approximately $1.42 per share and the issuance by the Company of 1,866,666 at $6 per share, in exchange for a further 7,000,000 shares of MS-PLC from existing stock-holders of MS-PLC.

        Additional Capital.    The Company will require additional capital during its fiscal year ending December 31, 2003 to implement its business strategies, including cash for (i) payment of increased operating expenses such as salaries for additional employees; (ii) capital expenditure relating to the opening of additional Lifesyne™ centers and (iii) further implementation of those business strategies.

Such additional capital may be raised through additional public or private financing, as well as borrowings and other resources. Currently, the Company has two available lines of credit.

        On December 15, 2000, the Company entered into an unsecured credit facility with Asia IT which provides a $20,000,000 line of credit. Such line of credit originally expired on December 31, 2001, but has been extended until June 30, 2004. Interest on advances under the credit facility accrues at 2% above US LIBOR. The Company can draw down on this credit facility for its financing requirements, upon approval by the Company's Board of Directors and subject to approval by Asia IT (such approval not to be unreasonably withheld). The Company is restricted from borrowing funds, directly or indirectly, other than through the credit facility with Asia IT, without the consent of Asia IT. The availability of the credit facility reduces upon the Company's sale of any of its investment assets. The amounts drawn and interest charged under this facility are repayable on demand or at the maturity of the facility.

        On November 20, 2001, Asia IT entered into a £10,000,000 ($16,000,000) credit facility with MS-PLC. Such facility ceases in November 2004 and is secured by a lien on all of the assets of MS-PLC. Interest on outstanding amounts accrues at 2% above GBP LIBOR. Pursuant to such credit facility, MS-PLC had covenanted to undertake a public offering of its ordinary shares in an amount not less than £25,000,000 not later than March 2002. MS-PLC did not complete such an offering but the facility nevertheless remains in place. The loan is convertible into ordinary shares in MS-PLC on announcement of an Offer to Subscribe, Placing or other public offering of its ordinary shares, at the same price per share as the offering price. Due to the private offering being undertaken by MS-PLC, the loan is currently convertible. In addition ASIA IT Capital Investments Limited acquired approximately 7,080,000 MS-PLC shares from the 15 million shares issued to Nightingale Technologies as part of the Insights acquisition.

        At December 31, 2002, the Company had drawn down $2,331,000 under the $20,000,000 facility with Asia IT, and MS-PLC had no drawings under its £10,000,000 ($16,000,000) facility with Asia IT.

        During March 2002, MS-PLC allotted 6,131,398 shares for private placement at £1.00 (approximately $1.50) per share (par value £0.05). All shares were placed, and the offering closed on December 31, 2002. Asia IT underwrote the issue. The Company increased its shareholding in MS-PLC by acquiring 1,258,718 shares under this issue for $2,014,000. As of December 31, 2002, MS-PLC had received approximately $5,012,000 from the proceeds of such offering with the balance of approximately $1,761,000 being held by Asia IT on MS-PLC's behalf. These funds were remitted to the Company between January and March 2003. The funds due by the Company for the MS-PLC stock it purchased will be drawn down under its $20,000,000 facility with Asia IT and forwarded to MS-PLC as required.

        On December 23, 2002, the Company entered into a share swap with General Nominees and Asia IT Nominees whereby the Company issued 1,866,666 shares to General Nominees (1,674,894 shares) and Asia IT Nominees (191,772 shares) in exchange for 7,000,000 MS-PLC shares held by General Nominees (6,280,852 shares) and Asia IT Nominees (719,148 shares) respectively.

        To the extent that additional capital is raised through the sale of equity or equity-related securities of the Company or its subsidiaries, the issuance of such securities could result in dilution to the Company's stockholders. No assurance can be given, however, that the Company will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the Company's cash requirements to implement its business strategies. If we are unable to access the capital markets or obtain acceptable financing, our results of operations and financial conditions could be materially and adversely affected. We may be required to raise substantial additional funds through other means. The products derived from our proprietary software, including the Medicsight™ system, are expected to account for substantially all of our revenues from operations in the foreseeable future. Our technology has not yet been fully commercialized, and we have not begun to receive any revenues from commercial operations. We cannot assure our stockholders that our technology and products will be commercialized successfully, or that if so commercialized, that revenues will be sufficient to fund our operations. If adequate funds are not available to us, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish.

Contractual Obligations

        The Company has the following contractual obligations:

	Payments Due By Period
Contractual Obligations ($000's)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	3,250	3,250	—	—	—
Capital Lease Obligations	74	36	38	—	—
Total	3,324	3,286	38	—	—

Critical Accounting Policies

        In December 2001 and January 2002, the Securities and Exchange Commission requested that all registrants list their three to five most "critical accounting policies" in the Management's Discussion and Analysis of Financial Condition and Results of Operations. The Securities and Exchange Commission indicated a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit the definition of critical accounting policies.

        Impairment of Long-lived Assets and Long-lived Assets To Be Disposed of.    The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's assessment for impairment of an asset involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

        Impairment of Excess of Purchase Price Over Net Assets Acquired.    The Company adopted SFAS No. 142 on January 1, 2002. Under this standard, goodwill will no longer be amortized over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to the initial adoption of SFAS No 142 is recorded as a charge to current period earnings. Under the transitional provisions of SFAS No. 142, the Company's goodwill was tested for impairment as of January 1, 2002. The Company completed its impairment tests in the quarter to June 30, 2002 and no impairment was recorded.

        Research and Development.    Costs incurred in connection with the development of software products that are intended for sale are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Costs incurred prior to technological feasibility being established for the product are expensed as incurred. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. Amortization commences when the product is available for general release to customers.

Recent Accounting Pronouncements

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

        In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosures", which amended FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement No. 148 provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. Statement No. 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosure in the financial statements about the effects of stock-based compensation. Statement No. 148 is effective for fiscal years ended after December 15, 2002. The Board of Directors of MS-PLC is currently reviewing a stock option plan but it has yet to be implemented. If implemented the Company will adopt the disclosure provisions of Statement No. 148 in its financial statements.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" (FIN No. 45). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting, by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The disclosure provisions of FIN No. 45 are effective for the Company as of December 31, 2002. The Company currently does not provide any guarantees.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46). The interpretation clarifies the application of Accounting Research Bulletin No. 51 "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No.46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN No. 46 are applicable no later than July 1, 2003. The Company does not expect this Interpretation to have an effect on the consolidated financial statements.

ITEM 7A    QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        The Company's exposure to market risk associated with changes in interest rates relates to its debt obligations. The Company has the following debt facilities all repayable on demand:

Debt Holder	Facility	Balance	Interest rate	At December 31
Nightingale Technologies Ltd	$10,000,000	$3,250,000	US Libor + 2%	3.447%
Asia IT Capital Investments Ltd	$20,000,000	$2,331,000	US Libor + 2%	3.447%
Asia IT Capital Investments Ltd	$16,000,000	$—	GBP Libor + 2%	5.994%

        A hypothetical 100 basis point adverse movement in interest rates would increase interest cost by approximately $56,000 per annum assuming no further drawdowns or repayments are made.

Foreign Exchange Risk

        The Company's exposure to market risk associated with changes in exchange rates relate to its debt facility with Nightingale Technologies Ltd. This US$3.25m facility is translated into British Pounds as Finance accounts for its transactions in British Pounds and is therefore exposed to fluctuations between British Pounds and U.S. Dollar rates. A hypothetical 100 basis point adverse movement ($1.50 to $1.49 to £1.00) would increase the principal to repaid by $16,000.

        The Company holds limited cash balances in British Pounds so any adverse movements in the exchange rates are considered immaterial. The funds held by Asia IT in British Pounds on behalf of MS-PLC are significant and a hypothetical 100 basis point adverse movement ($1.50 to $1.49 to £1.00) would decrease the cash value in US$ by $13,000.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item is included on pages F-1 to F-26 of this Annual Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Previous Independent Accountants

        On June 26, 2000, the Company engaged Arthur Andersen LLP ("Arthur Andersen") as its independent accountants to examine and report on the Company's financial statements for the year ended December 31, 2000. This engagement was ratified by the stockholders of the Company at the Company's 2000 Annual Meeting. Prior to its engagement of Arthur Andersen, the Company did not consult with Arthur Andersen on items which (a) were, or should have been, subject to SAS 50 or (b) concerned a disagreement or reportable event with Callaghan Nawrocki LLP as described in Regulation S-B Item 304(a)(2).

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following table sets forth the current officers and directors of Medicsight, Inc:

Name	Age	Position
Stefan Allesch-Taylor	33	Chairman and Director
Simon Zuanic	42	Chief Executive Officer and Director
Paul Gothard	35	Chief Financial Officer and Director
Matthew Gill	31	Director
Professor Nadey Hakim	45	Director
Dr. Allan Miller	67	Director
Mark Warde-Norbury	39	Director (resigned January 6, 2003)

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

        Stefan Allesch-Taylor has been the Executive Chairman of Medicsight, Inc. since December 1999. Since that date his principle role has been to oversee corporate affairs including the creation of MS-PLC. Stefan was appointed Chairman of STG Holdings PLC, an investment company, in 1997. He led the corporate strategy that saw the creation of Medicsight, Inc. in which STG is the largest shareholder. Over the last ten years he has served as a director of a wide variety of companies and has acted for a number of substantial international trusts involved in the finance and technology sectors.

        Simon Zuanic has been involved in science and technology businesses for over 20 years. He began his career at Rolls-Royce Aerospace as an aerodynamics engineer designing gas turbines for commercial aircraft followed by a commission in the Royal Air Force as a pilot. His flying career was curtailed on medical grounds after which he went on to create and implement several new business opportunities successfully in the aerospace materials and marine engineering markets. In 1997 he pioneered the technology and manufacturing infrastructure for the production of a series of unique products manufactured from cotton cellulose derivatives and developed a number of businesses commercialising the proprietary technology. From 1998 to 2001, Simon served as the Managing Director of ICC Ltd.

        In 2000 Simon was appointed to advise the board of the Company on our technology development strategy and played an instrumental part in assessing MS-PLC markets, appointing its scientific team and creating its business plan. He was appointed our Chief Operating Officer in early 2001 and moved to join the MS-PLC board as Managing Director upon its formation in November 2001. On January 13, 2003 Simon was appointed President & CEO of the Company.

        Paul Gothard has served as our Chief Financial Officer and a director of the Company since November 15, 2002. He obtained a BA (Hons) degree in 1989 and subsequently became a Member of the Institute of Chartered Accountants in 1993. He initially joined the Company in July 2001 as Group Financial Controller. His responsibilities have included corporate structuring and fundraising as well as corporate management and governance. He was appointed Finance Director of STG on October 31, 2002. Prior to joining the Company Paul was the Group Financial Controller of IP Powerhouse Ltd, a company involved in constructing and leasing of space in data centers across Europe. From 1994 to 1998, Paul served as the Finance Director of Merriman White solicitors.

        Matthew Gill has served as a director of the Company since January 7, 2002. He obtained a BA (Hons) degree in 1995 and joined STG in 1996. For the past six years, Mr. Gill has worked on a number of corporate acquisitions and corporate finance matters as well as UK Public Company compliance for STG. He was appointed a director of STG on February 19, 2002. In April 1999, he was appointed a Business Advisor to The Princes Trust, a charity assisting new businesses sponsored by the Trust, and continues to serve in that role.

        Professor Nadey Hakim is a General and Transplant Surgeon. He is the Surgical Director of the Transplant Unit at St Mary's Hospital London and has a particular interest and expertise in kidney and pancreas transplantation. He obtained his MD from Paris University and received his surgical training at Guy's Hospital in London. He also holds a PhD in small bowel transplantation from University College London. Professor Hakim completed a Gastrointestinal Fellowship at the Mayo Clinic and a Multi-organ Transplant Fellowship at the University of Minnesota. To date he has published over one hundred articles and has written/edited 10 textbooks in the field of surgery and transplantation.

        He has successfully started the first Pancreas Transplant Program in the SE of England. He represented Britain in the International team, which performed the first arm transplant and the first double arm transplant anywhere in the world. Professor Hakim was recently elected President of the International College of Surgeons based in Chicago. Prior to his election he served as First Vice President and European Federation Secretary.

        Dr. Allan Miller qualified in medicine at St Bartholomew's Hospital Medical School, London in 1961. In 1965 he was admitted to the Royal College of Physicians. After spending 8 years in General Practice he was appointed as a Medical Adviser to international pharmaceutical company, Hoffman La Roche. He oversaw the clinical research program for both Isotretinoin and Etretinate and its successor Acitretin. Each of these products was registered worldwide and granted marketing authorization. Upon this success Dr. Miller was promoted and held the positions of Head of Clinical Cardiovascular Research Worldwide, Head of Dermatological Research Worldwide and Head of all Clinical Research UK. During his time with Hoffman La Roche over 9 separate products were successfully registered.

        In 1984 he joined a US privately owned pharmaceutical group, Purdue Pharma, Mundipharma in Europe and Napp Pharma as Medical Director. Dr. Miller established the clinical programmes for controlled release tablets, which quickly saw the establishment of the controlled release morphine products ensuring his group's early success, which led to the creation of a number of companies worldwide. This new palliative process pioneered by Dr. Miller's team some 20 years ago has now grown all over the world.

        Dr. Miller spent 14 years as Medical Director for Napp Pharmaceuticals Ltd and 4 years as European Medical Research Director of the Purdue Pharma, Mundipharma, Napp group based in Cambridge, England. He is also a Member of the British Medical Association and a Fellow of the Royal Society of Medicine.

Significant Employees

        Significant employees of MS-PLC are:

        Peter Venton OBE was appointed as a director of MS-PLC on November 22, 2001. Mr. Venton has over 30 years' experience in the computing and telecommunications industry and holds several patents in the sector. Between 1985 and 2000, Mr. Venton held various chief executive posts, including Plessey Radar which became Siemens Plessey Electronic Systems after its takeover by Siemens in 1989. From 1993 to 1996, he was the Chief Executive of GEC-Marconi Prime Contracts. From 1997 to 2000, Mr. Venton was the Regional Managing Director of GEC PLC (BAE Systems from December 1999), the supplier of defense, telecommunications, medical and industrial products and systems. He currently serves as the Deputy Chairman of International Hospitals Group and is the Technical Audit Chairman

for the Defence Evaluation and Research Agency. He was made a member of the Order of the British Empire (OBE) in the Queen's Birthday Honours in 1989 for services to UK Industry. From March 2001 to January 27, 2002 Mr. Venton was a director of the Company.

        Glyn Thomas was appointed Finance Director of MS-PLC in November 2002. He has held senior financial positions with businesses in a range of sectors over the last 25 years—across manufacturing, retailing, media, publishing and financial services. After qualifying as a Chartered Accountant with Peat Marwick Mitchell, his career has included appointments as Director of Corporate Finance for Rothmans International, Director of Financial Operations for Kingfisher PLC, Chief Financial Officer for Thomas Cook and the Director of Finance and Business Affairs at the BBC. He has combined experience of corporate functions in blue chip multinationals with leading the successful entrepreneurial growth of new business ventures in consumer finance, retail insurance and international trade. Glyn has also held a number of non-executive positions in the mining, telecoms and technology fields, with experience of setting up and chairing both audit and nomination & remuneration committees. Glyn has designed several business plans to develop new businesses for FTSE 100 companies.

        Sir Christopher Paine, DM MSc FRCP FRCR, appointed as a non-executive director in February 2002, was the President of the British Medical Association until 2001. He was Medical Director of the Advisory Committee on Distinction Awards for the National Health Service until the end of 1999 and has been President of the Royal College of Radiologists and The Royal Society of Medicine.

        Sir Christopher is a Medical Oncologist by speciality, having qualified in 1961. His distinguished medical career has been based in Oxfordshire having been a consultant clinical oncologist from 1970 at the Churchill Hospital in Oxford, and he also served as director of clinical studies at the medical school. He was district general manager of the Oxford Health Authority from 1984-88. In addition he has served on the Animal Welfare Council and Imperial Cancer Research Fund.

        Dr. John Costello has been a Consultant Physician in general and respiratory medicine at King's College Hospital since 1977 and senior lecturer in Medicine at Guy's Kings and St Thomas's School of Medicine. Between 1982 and 1998 he was Director of the academic department of respiratory medicine. He specialises in bronchial asthma and its treatment, including collaboration with basic scientists in investigation of mechanisms.

        He studied at University College, Dublin and has since held appointments at a number of hospitals including Mater Hospital, Dublin, the Royal Postgraduate Medical School, Hammersmith Hospital, the Royal Brompton Hospital, London, University of Edinburgh and as Assistant Professor of Medicine at the University of California, San Francisco.

        He has been Founder President of the Respiratory Medicine Section at the Royal Society of Medicine and as a member of Council at the British Thoracic Society. He has published extensively in the peer-reviewed literature on lung disease, and in particular asthma, and has edited and written several books and chapters on the subject.

        Since the early 1990's he has occupied senior management roles in the Trust, including first Medical Director and as Clinical Director of Medicine since 1996. During his period as Medical Director at Kings, it acquired Trust status and built the platform for its current 3 star status. He occupied a unique position across the Academic/Medical School and Clinical/Trust interface.

        In February 2002 he was appointed as Director of Medical Science at Medicsight PLC, responsible for developing innovative technology for radiological population pre-emptive scanning for early detection of cancer and coronary heart disease. In this role he sees great potential for early diagnosis of diseases, which are currently an enormous burden on healthcare providers, thus preventing their long-term effects and generating a fundamental change in national attitudes to healthcare and disease prevention.

        Dr. Jamshid Dehmeshki was appointed Chief Technology Officer in July 2001. He was awarded his PhD while based at the Computer Science Department of Nottingham University, United Kingdom and also holds an MSc in Applied Mathematics and Computer Science. The main subject of his PhD was a stochastic model-based approach to image processing and he has written over 40 journal papers and conference proceedings. This involved recognition, classification and segmentation of textured images into different regions based on their statistical characteristics.

        Jamshid went on to work as a research fellow in the Centre for Industrial and Medical Information (CIMI) for two years where he was responsible for developing the "image processing' algorithms for various medical and industrial applications such as MRI, CT scan, textile, mineral, and remote sensing images. From March 1999 to July 2001, as a senior research fellow, he worked in the NMR Research Unit at the Institute of Neurology, National Hospital for Neurology and Neurosurgery, University College London. Jamshid's work included research into various medical imaging and data processing methods in NMR.

        As a result of his ten years' research in image processing, he has published around 40 "first author" articles in leading medical and scientific journals and conferences. He is an honorary lecturer in medical physics at the Institute of Neurology (National Hospital for Neurology and Neurosurgery) at University College London.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's common stock are required to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates. Each of Stefan Allesch-Taylor (current Chairman and Director of the Company) and STG (a beneficial owner of more than 10% of the outstanding Common Stock) filed one late Form 4 with respect to acquisitions by STG of our Common Stock during Fiscal 2002. The failure of each such person and entity to timely file the required reports with the SEC is considered a knowing violation of Section 16(a) of the Exchange Act.

Audit Committee Financial Expert

        The Company's Board of Directors has determined that the Company does not have an audit committee financial expert, as defined in Regulation S-K promulgated under the Securities and Exchange Act of 1934, serving on its audit committee. The Company is currently looking to appoint an independent director who will serve as the audit committee financial expert.

Code of Ethics

        The Company is in the process of adopting a code of ethics that applies to the Company's principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION.

        The following table summarizes calendar 2002, 2001, 2000 compensation for services in all capacities of the Company's executive officers.

Summary Compensation Table

				Long-Term Compensation
	Annual Compensation			Awards	Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation
Stefan Allesch-Taylor,	2002	113,183	—	—	—	—
Chairman and CEO	2001	120,056	—	—	—	—
	2000	172,741	—	—	—	—
Christopher J. Wilkes, CEO (1)	2000	—	—	—	—	—
Paul Gothard, CFO (2)	2002	102,619	—	—	—	—
	2001	42,841	—	—	—	—
Jason E. Forsyth, CFO (2)	2001	90,788	—	—	—	—
	2000	115,967	—	—	—	—

(1)
Christopher J. Wilkes served as the Company's President, Chief Executive Officer and Director from September 30, 1996 to January 10, 2000. He resigned from his positions with the Company as a result of the implementation of the Reorganization Agreement.

(2)
Jason E. Forsyth resigned as the Company's Chief Financial Officer effective December 27, 2001. Paul Gothard was appointed the Company's Chief Financial Officer from November 15, 2002. Stefan Allesch-Taylor served as Chief Financial Officer in the interim period.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of March 21, 2003, and before by:

  •
  each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock;

  •
  each person serving as a director or executive officer of the Company; and

  •
  all executive officers and directors of the Company as a group.

        Beneficial ownership is determined in accordance with the rules of the Commission. In general, a person who has voting power and/or investment power with respect to securities is treated as a beneficial owner of those securities. For purposes of this table, shares subject to outstanding warrants and options exercisable within 60 days of the date of this Annual Report are considered as beneficially owned by the person holding such securities. To our knowledge, except as set forth in this table, we believe that the persons named in this table have sole voting and investment power with respect to the shares shown. Except as otherwise indicated, the address of each of the directors, executive officers and 5% shareholders in this table is as follows: Medicsight, Inc., 46 Berkeley Square, London, UNITED KINGDOM, W1J 5AT

        Percentage beneficially owned is based upon 21,154,874 shares of Common Stock issued and outstanding as of March 21, 2003.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Common Equity Beneficially Owned
5% Beneficial Owners
STG Holdings PLC 46 Berkeley Square London, United Kingdom W1J 5AT	10,673,642		50.5%
Directors and Officers
Stefan Allesch-Taylor	10,673,642	(1)	50.5%
Matthew Gill	10,676,975	(2)	50.5%
Simon Zuanic	—		*
Paul Gothard	—		*
Professor Nadey Hakim	—		*
Dr. Allan Miller	—		*
Total Officers and Directors as a Group (6 persons)	10,676,975		50.5%

*
Less than 1%.

(1)
Consists of 10,673,642 shares of common stock directly owned by STG. As a significant shareholder and a director of STG, Mr. Allesch-Taylor may be deemed to control the investment and voting decisions with respect to the stock held by STG in the Company.

(2)
Includes 10,673,642 shares of common stock directly owned by STG. As a significant shareholder and a director of STG, Mr. Gill may be deemed to control the investment and voting decisions with respect to the stock held by STG in the Company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Acquisition of Core Ventures, Ltd.    In September 2000, we acquired Core Ventures Limited ("Core"), a privately held Internet venture company, from Troy Limited, a Cayman corporation ("Troy"). Under the agreement, we issued 1,200,000 shares of our Common Stock for 100% of the outstanding stock of Core. Core's principal asset was an interest of less than 1% in Red Cube AG ("Red Cube"), a voice-over-IP telecommunications provider, and warrants to purchase further shares (less than 3%) in Red Cube. The agreement provided in part that Dr. Alexander Nill, a principal of Troy, personally guaranteed to us that, as of December 15, 2000, the fair market value of Core's net assets would be not less than $25,000,000, such value to be determined by our independent auditors; and in the event of any shortfall, Dr. Nill undertook to pay us, within 10 days following our written demand, any shortfall, in cash or securities. At the time of this transaction, Dr. Nill was one of our directors. He resigned from that position, effective February 27, 2001.

        On December 27, 2000 Dr. Nill executed a Memorandum of Understanding ("MOU") in which he admitted to substantial liability under the personal guarantee. The MOU stipulated that the net assets of Core were estimated to be $2,540,000 and that the warrants to purchase further Red Cube stock held by Core had no value. Dr. Nill acknowledged that he had been served by us with a formal demand to honor his obligations to us pursuant to the terms of the personal guarantee provided by him as security for the Core acquisition. The MOU provided inter alia that Troy was to provide a schedule of other assets having a value of not less than $10,900,000, such market value to be determined by our independent auditors as being the fair market value as at the valuation date and which assets Dr. Nill was to procure to be delivered by Troy to us or as we shall have directed within 21 days of the date of the MOU; that in consideration of our forbearance to immediately sue him to enforce the personal guarantee Dr. Nill was to cause to be delivered within 7 days of the date of the MOU 616,192 shares of our Common Stock (the equivalent of 924,282 shares pre-splits) with all necessary transfer details signed in blank. Dr. Nill did not honor his obligations under the MOU and, notwithstanding our expectations and previous understandings, we were unable to obtain effective enforcement, by means of escrow arrangements or otherwise, of the personal guarantee.

        In the fiscal quarter ended September 30, 2001, an agent, NYPPe, LLC, was assigned to dispose of shares owned by Dr. Nill in a secondary private placement. As of December 31, 2001 5,000 of those shares (the equivalent of 15,000 shares pre-reverse split) had been sold, resulting in net proceeds to the Company of $75,000.

        On March 6, 2002, Core entered into voluntary liquidation proceedings. In accordance with the Companies Act governing companies organized in the British Virgin Islands, Core appointed a liquidator to assess the fair value of its assets.

        We do not consider that enforcement of the terms of the personal guarantee through legal action with a view to recovering against other assets is likely to provide an effective remedy for us, and we have reached an oral understanding with Dr. Nill that the proceeds from the sale of 1,195,000 shares of our Common Stock are to be remitted to us. We are reserving the rights and remedies that may be available to us in respect of such shares and/or the proceeds of sales thereof and/or otherwise, in particular if he does not abide by such understanding.

        Acquisition of Insights.    On December 29, 2000, the Company acquired all of the issued and outstanding shares of Insights, formerly known as Nightingale Technologies, Ltd., in a stock-for-stock transaction valued then at approximately $180 million (the "Insights Offer"). The Company received the shares of Insights on that date but, pursuant to the terms of the Insights Offer, was not required to pay any consideration for the Insights shares until certain conditions were met. The first of these conditions, that the Company receive a validation by DERA as to the technical and commercial viability of Insights' proprietary technology, was satisfied on February 22, 2001. As such, the Company issued the first tranche of contingent consideration of 5,000,000 shares of its Common Stock on that date to Asia IT, Nightingale, Emirates Nominees and other former shareholders of Insights on the instruction of Nightingale. As a result of such transactions, each of Nightingale, Asia IT and Emirates Nominees became an owner of 5% or more of the Company's Common Stock. In connection with the Company's recent corporate reorganization, the assets of Insights have been transferred and costs associated with the development of the Medicsight™ system have been reimbursed and assigned by way of a loan note to MS-PLC. The amount of the loan note from the Company was approximately $5,379,000, and this loan note has been converted into 58,828,582 ordinary shares of MS-PLC. Subsequent to September 30, 2001, upon agreement with the seller of Insights and in variance of the conditions precedent set forth in the original agreement, the parties agreed that the obligation to issue the second tranche of contingent consideration may be satisfied by the direct issuance of shares in MS-PLC. On November 22, 2001, MS-PLC issued 15,000,000 shares in MS-PLC to Nightingale, and Nightingale accepted such shares in satisfaction of the Company's obligation under the original purchase agreement. As of the date hereof, there is no public market for the MS-PLC shares. At the time of this acquisition, Asia IT was a shareholder of Nightingale and also a shareholder owning more than 5% of our Common Stock.

        Credit Facilities from Asia IT.    On December 15, 2000, the Company entered into an unsecured credit facility with Asia IT, which provides a $20,000,000 line of credit. Such line of credit originally expired on December 31, 2001, but has been extended until June 30, 2004. Interest on advances under the credit facility accrues at 2% above US LIBOR. The Company can draw down on this credit facility for its financing requirements, upon approval by the Company's Board of Directors and subject to approval by Asia IT (such approval not to be unreasonably withheld). The Company is restricted from borrowing funds, directly or indirectly, other than through the credit facility with Asia IT, without the consent of Asia IT. The availability of the credit facility reduces upon the Company's sale of any of its investment assets. As of the date of this Annual Report, the Company has drawn down $2,331,000 under this credit facility. The Company estimates that, in the foreseeable future, it will need to further draw upon such credit facility in order to meet its liabilities as they come due.

        On November 20, 2001, Asia IT entered into a £10,000,000 ($16,000,000) credit facility with MS-PLC. Such facility matures in November 2004 and is secured by a lien on all of the assets of MS-PLC. Interest on outstanding amounts accrues at 2% above GBP LIBOR. Pursuant to such credit facility, MS-PLC had covenanted to undertake a public offering of its ordinary shares in an amount not less than £25,000,000 not later than March 2002. MS-PLC did not complete such an offering but the facility nevertheless remains in place. The loan is convertible into ordinary shares in MS-PLC on announcement of an Offer to Subscribe, Placing or other public offering of its ordinary shares, at the same price per share as the offering price. Due to the private offering being undertaken by MS-PLC, the loan is currently convertible. In addition ASIA IT Capital Investments Limited acquired approximately 7,080,000 MS-PLC shares from the 15 million shares issued to Nightingale Technologies as part of the Insights acquisition.

        The Company's corporate offices at 46 Berkeley Square are leased by International Cellulose Company Limited (ICCL), a company registered in England and Wales. STG, the majority stockholder of the Company, acquired 100% of the issued share capital of International Cellulose Company Limited in November 2001. Rent on 46 Berkeley Square is managed by Berkeley Square Ventures Limited (BSV), a property management company incorporated in England and Wales. Berkeley Square Ventures Limited estimates the rental space occupied by the tenants and collects the rents from the tenants (including the Company and ICCL) on behalf of ICCL. There are no formal leases between BSV and the tenants or a formal agreement between ICCL and BSV for BSV to collect the rent due. In Fiscal 2002 the Company paid BSV $399,000 in rent.

ITEM 14.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and communicated to our management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding the required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. Within the 90 days prior to the filing date of this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Our chief executive officer and chief financial officer concluded, as of fifteen days prior to the filing date of this report, that these disclosure controls and procedures are effective.

Changes in Internal Controls

        Subsequent to the date of the above evaluation, we made no significant changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses.

PART IV

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        Audit Fees.    Fees billed by our principal accountant for audit services amounted to $147,000 in Fiscal 2002 and $62,000 in Fiscal 2001.

        Audit-Related Fees.    Fees billed by our principal accountant for audit-related services amounted to $nil in Fiscal 2002 and $nil in Fiscal 2001.

        Tax Fees.    Fees billed by our principal accountant for tax services amounted to $7,000 in Fiscal 2002 and $nil in Fiscal 2001.

        All Other Fees.    Fees billed by our principal accountant for all other services amounted to $nil in Fiscal 2002 and $23,000 in Fiscal 2001 for financial assistance advice under UK Company Law.

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Financial Statements

        The financial statements of the Company for the fiscal year covered by this Annual Report are located on pages F-1 to F-26 of this Annual Report.

Exhibits

Exhibit No.	Description
1.1	Underwriting Agreement between Internet Holdings, Inc. and Panther Capital Ltd., dated January 6, 2000 (1)
2.1	Articles of Merger of Medicsight, Inc., a Utah corporation (2)
2.2	Certificate of Merger of Medicsight, Inc., a Delaware corporation (2)
2.3	Offering Document to acquire shares of Radical Technology PLC. (3)
3.1	Certificate of Incorporation of Medicsight, Inc. and amendments thereto (2)
3.2	By-Laws of Medicsight, Inc. (2)
4.1	Loan Note issued by HTTP Insights, Ltd. to Nightingale Technologies Ltd. (7)
10.1	Stock Purchase Agreement, dated as of September 7, 2000, between Troy Ventures Ltd. and Internet Holdings, Inc. (4)
10.2	Share Sale Agreement between Nightingale Technologies Limited and Medicsight, Inc. (5)
10.3	Letter Agreement between Asia IT Capital Investments, Ltd. and Medicsight, Inc. (7)
10.4	Letter Agreement between Asia IT Capital Investments, Ltd. and Medicsight PLC (8)
16.1	Letter from Arthur Andersen regarding change in certifying accountant, dated January 8, 2002. (6)

21.1	Subsidiaries (filed herewith at page E-3)
99.1	Certification of Chief Executive Officer (filed herewith at page E-4)
99.2	Certification of Chief Financial Officer (filed herewith at page E-5)

(1)
Incorporated herein by reference to the Company's Current Report on Form 8-K filed January 31, 2000.

(2)
Incorporated herein by reference to the Company's Current Report on Form 8-K filed on December 30, 2002.

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

(7)
Incorporated herein by reference to the Company's Registration Statement on Form SB-2, filed December 26, 2001.

(8)
Incorporated herein by reference to the Company's Annual Report on Form 10-KSB, filed April 19, 2002.

Reports on Form 8-K

        On October 28, 2002, the Company filed a Current Report on Form 8-K announcing that the Company had changed its name to Medicsight, Inc.

        On December 30, 2002, the Company filed a Current Report on Form 8-K announcing that the Company had effected a 1-for-3 reverse split of its Common Stock.

MEDICSIGHT, INC. AND SUBSIDIARIES

(FORMERLY HTTP TECHNOLOGY, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

TOGETHER WITH INDEPENDENT AUDITORS' REPORT

MEDICSIGHT, INC. AND SUBSIDIARIES
(FORMERLY HTTP TECHNOLOGY, INC.)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

Board of Directors
Medicsight, Inc.
London, England

        We have audited the accompanying consolidated balance sheet of Medicsight, Inc., formerly HTTP Technology, Inc., as of December 31, 2002 and December 31, 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Medicsight, Inc as of December 31, 2000, and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated April 11, 2001.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medicsight, Inc. at December 31, 2002 and December 31, 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed in the Summary of Significant Accounting Policies in the consolidated financial statements, on January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

BDO Stoy Hayward

London, England
March 14, 2003

        This is a copy of the audit report previously issued by Arthur Andersen in connection with Medicsight, Inc's filing on Form 10-KSB for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen in connection with this filing on Form 10-K.

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

ARTHUR ANDERSEN

London, England
April 11, 2001

MEDICSIGHT, INC. AND SUBSIDIARIES

(FORMERLEY HTTP TECHNOLOGY, INC)

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2002 AND DECEMBER 31, 2001
(in $ thousands)

	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,778	$203
Accounts receivable (net of allowance for doubtful debts of $nil and $74)	1	93
Other receivables	1	183
Prepaid expenses	222	118
VAT Receivable	282	60

Total current assets	2,284	657
PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation of $480 and $315	1,416	359
INVESTMENTS, at cost	525	700
SECURITY DEPOSITS	5	50
INTANGIBLE ASSET, at cost, net of accumulated amortization of $8,988 and $4,494	13,482	17,976
EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED, net of accumulated amortization of $nil and $16,645	100,119	88,919

Total Assets	$117,831	$108,661

LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES:
Accounts payable	$2,468	$641
Accrued expenses	704	437
Accrued professional expenses	191	209
Short term debt	5,582	4,575

Total current liabilities	8,945	5,862

CAPITAL LEASE	74	19

Total liabilities	9,019	5,881

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 100,000,000 shares authorized, 21,154,879 and 19,288,291 shares issued and outstanding	21	19
Additional paid-in capital	182,897	166,337
Vendor Guarantee	(3,227)	(10,000)
Cumulative Foreign Currency Translation Adjustment	290	(44)
Accumulated deficit	(72,174)	(54,459)

Total stockholders equity	107,807	101,853
MINORITY INTEREST	1,005	927

Total Stockholders' equity	108,812	102,780

Total liabilities and stockholders'equity	$117,831	$108,661

The accompanying notes are an integral part of these statements.

MEDICSIGHT, INC. AND SUBSIDIARIES

(FORMERLY HTTP TECHNOLOGY, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002, DECEMBER 31, 2001 AND DECEMBER 31, 2000
(in $ thousands except per share data)

	2002	2001	2000
REVENUES	$82	$225	$514
EXPENSES:
Selling, general and administrative	10,619	10,522	5,785
Software development cost	—	77	2,020
Research and development cost	1,239	1,266	—
Impairment of intangibles	—	387	—
Impairment of investments	175	2,412	225
Income on stockholder guarantee	—	—	(19,109)
Impairment of other receivable	—	—	19,109
Impairment of vendor guarantee	6,773	9,109	—
Amortization of goodwill	—	15,385	1,260
Impairment of goodwill	—	7,217	—

	18,806	46,375	9,290
Operating (loss)	(18,724)	(46,150)	(8,776)
OTHER INCOME/EXPENSE:
Interest and other income	3	191	138
Net foreign exchange losses	(164)	—	(109)

	(161)	191	29
Net (loss) before minority interest	(18,885)	(45,959)	(8,747)
MINORITY INTEREST	1,170	114	33

Net (loss)	$(17,715)	$(45,845)	$(8,714)

PER SHARE DATA:
Basic and diluted loss per share	(0.92)	(2.47)	(0.72)
Weighted average number of common shares outstanding	19,294,654	18,563,404	12,127,814

The accompanying notes are an integral part of these statements.

MEDICSIGHT, INC. AND SUBSIDIARIES

(FORMERLY HTTP TECHNOLOGY, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000 TO DECEMBER 31, 2002
(figures in $thousands)

	Common Stock *						Retained Earnings (Accumulated Deficit)
			Additional Paid-In Capital	Vendor Guarantee		Accumulated Comprehensive Income (Loss)		Total Stockholders' Equity
	Shares	Amount			Warrants
BALANCE, DECEMBER 31, 1999	7,573	8	2,641	—	—	—	(30)	2,618
Issuance of warrants	—	—	—	—	4,428	—	—	4,428
Issuance of shares pursuant to convertible loan note	133	0	50	—	—	—	—	50
Issuance of shares pursuant to Regulation S offerings	3,867	4	10,316	—	—	—	—	10,320
Issuance of shares upon exercise of warrants	667	1	5,427	—	(4,428)	—	—	1,000
Issuance of shares in connection with acquisition of Radical Technology PLC	810	1	12,146	—	—	—	—	12,147
Issuance of shares in connection with acquisition of Core Ventures Limited	1,200	1	20,363	—	—	—	—	20,364
Less Stockholder Guarantee	—	—	—	(19,109)	—	—	—	(19,109)
COMPREHENSIVE LOSS
Net loss for the year	—	—	—	—	—	—	(8,714)	(8,714)
Net effect of foreign currency translation adjustments	—	—	—	—	—	(19)	—	(19)
Exercise of Subsidiary stock option	—	—	—	—	—	—	130	130

Total comprehensive loss	—	—	—	—	—	(19)	(8,584)	(8,603)

BALANCE, DECEMBER 31, 2000	14,249	$14	$50,943	$(19,109)	$—	$(19)	$(8,614)	$23,215
Issuance of shares in connection with acquisition
of Radical Technology PLC	40	—	602	—	—	—	—	602
Issuance of shares in connection with acquisition of Nightingale Technologies Ltd	5,000	5	92,995	—	—	—	—	93,000
Transfer of MDA to STG (Holdings) plc	—	—	1,057	—	—	—	—	1,057
Impairment of vendor guarantee	—	—	—	9,109	—	—	—	9,109
Medicsight shares issued to Nightingale in settlement of loan agreement	—	—	20,741	—	—	—	—	20,741
COMPREHENSIVE LOSS
Net loss for the year	—	—	—	—	—	—	(45,845)	(45,845)
Net effect of foreign currency translation adjustments	—	—	—	—	—	(25)	—	(25)

Total comprehensive loss	—	—	—	—	—	(25)	(45,845)	(45,870)

BALANCE, DECEMBER 31, 2001	19,290	$19	$166,337	$(10,000)	$—	$(44)	$(54,459)	$101,853
Additional paid-in capital received on stock issued by Medicsight PLC	—	—	5,361	—	—	—	—	5,361
Stock issued by Medicsight, Inc to acquire additional stock in Medicsight PLC	1,865	2	11,198	—	—	—	—	11,200
Impairment of vendor guarantee	—	—	—	6,773	—	—	—	6,773
COMPREHENSIVE LOSS
Net loss for the year	—	—	—	—	—	—	(17,715)	(17,715)
Net effect of foreign currency translation adjustments	—	—	—	—	—	334	—	334

Total comprehensive loss	—	—	—	—	—	334	(17,715)	(17,381)

BALANCE, DECEMBER 31, 2002	21,155	$21	$182,897	$(3,227)	$—	$290	$(72,174)	$107,807

The accompanying notes are an integral part of these statements.

*
All share issuances have been retroactively restated to give effect to 1 for 3 reverse stock split on December 30, 2002.

MEDICSIGHT, INC. AND SUBSIDIARIES

(FORMERLY HTTP TECHNOLOGY, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE YEAR ENDED DECEMBER 31, 2002,
DECEMBER 31, 2001 AND DECEMBER 31, 2000
(in $ thousands)

	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,715)	$(45,845)	$(8,714)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortisation of intangibles	4,735	4,867	254
Impairment of intangibles	—	387	—
Amortization of goodwill	—	15,385	1,260
Impairment of goodwill	—	7,217	—
Capitalized software development costs written off	—	77	2,020
Provision for doubtful accounts	—	3	71
Non-cash consulting expenses	—	—	1,580
Net foreign exchange losses	164	—	—
Interest from prior years forgiven	399	—	—
Impairment of investment	175	2,412	225
Impairment of vendor guarantee	6,773	9,109	—
Minority interest in net earnings of subsidiary	(1,170)	(114)	(33)
Changes in operating assets and liabilities, net of effects from acquisitions of businesses
Decrease in accounts receivable	93	21	197
Decrease/(Increase) in other receivables	181	(35)	(15)
(Increase)/Decrease in prepaid expenses	(104)	170	(199)
(Increase)/Decrease in VAT receivable	(221)	98	(159)
(Increase)/Decrease in unbilled services	—	(86)	28
Decrease/(Increase) in security deposits	44	194	(245)
Increase/(Decrease) in accounts payable	1,038	(48)	158
(Decrease)/Increase in accrued expenses	(103)	268	(51)
(Decrease)/Increase in accrued professional expenses	(18)	(28)	237

Net cash (used) in operating activities	$(5,729)	$(5,948)	$(3,386)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(464)	(163)	(464)
Funds received from Core guarantee	—	75	—
Capitalized software development costs	—	—	(85)
Sale/(purchase) of investments	2	1,660	(2,109)

Net cash (used in)/from investing activities	$(462)	$1,572	$(2,658)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) in capitalized lease	—	(5)	—
Increase in loan to Insights (pre-acquisition)	—	—	(5,000)
(Decrease)/Increase in bank overdraft	—	(179)	179
Increase in line of credit	1,006	1,325	—
Decrease in loan note	—	(2,756)	—
Shares issued on conversion of warrants	—	—	1,000
Exercise of option	—	—	130
Medicsight share issue	6,773	—	—
Shares issued for cash	—	—	15,480

Net cash provided by/(used by) financing activities	$7,779	$(1,615)	$11,789

Effects of exchange rates on cash and cash equivalents	(13)	(37)	(20)
NET INCREASE/(DECREASE) INCREASE IN CASH	1,575	(6,028)	5,725

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	203	6,231	506
CASH & CASH EQUIVALENTS, END OF PERIOD	$1,778	$203	$6,231

Cash paid for Income Taxes	—	—	8
NON CASH FINANCING ACTIVITIES
Issuance of shares for acquisitions	—	115,399	32,511
Issuance of shares for convertible loan note	—	—	50

The accompanying notes are an integral part of these statements.

MEDICSIGHT, INC. AND SUBSIDIARIES

(FORMERLY HTTP TECHNOLOGY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Organization and basis of presentation

        Medicsight, Inc. (along with its subsidiaries, the "Company") is the successor consolidated entity formed by the reverse acquisition on December 22, 1999 by Fairfax Equity Ltd (now Medicsight Finance Ltd) of Internet Holdings, Inc. a publicly-held company originally incorporated in Utah in 1977, under the name, Trolley Enterprises, Inc. Fairfax Equity, Ltd. ("Fairfax"), which was treated as the accounting acquirer in the transaction, was incorporated in the United Kingdom on October 18, 1999. Prior to its reverse acquisition by Fairfax, control of the former Internet Holdings, Inc., as well as the corporate name, had changed many times. All prior operations had previously been discontinued and all related claims and counterclaims were settled, the last of which settlements occurred in November 1999.

        The Company is a developer of sophisticated software technology in the medical sector. The Company's business objective is to deliver the Medicsight™system and to develop the Lifesyne™ centers and brand name.

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

        The Company's Stochastic Perception Engine is comprised of four principal modules: cluster analysis, statistical modeling, classification and prediction. This technology offers unsurpassed processing speed, accuracy and comprehensiveness of results when compared to existing data classification or neural network based technologies. The Company is concentrating on the development and commercialization of the Medicsight™ system and as such has effectively merged the Insights scientific department and the Software development department into Medicsight PLC ("MS-PLC"). Software's own core technology has not been further developed since acquisition.

        During November 2002 Insights transferred ownership of the Stochastic Perception Engine and the patent applications associated with the technology to Medicsight Finance Limited ("Finance"—formerly Fairfax Equity Limited). Insights was sold to an independent third party on December 6, 2002 for a nominal sum of $160.

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

        On October 28, 2002, the Company's name was changed from HTTP Technology, Inc. to Medicsight, Inc.

(2)    Summary of significant accounting policies:

        Principles of consolidation.    The consolidated financial statements include the accounts of Medicsight, Inc. and its subsidiaries in which it has a controlling interest. Subsidiaries acquired are consolidated from the date of acquisition. All inter-company accounts and transactions have been eliminated in consolidation.

        Cash and cash equivalents.    The Company considers investments with original maturities of three months or less to be cash equivalents.

        Accounts receivable.    Accounts receivable are customer obligations due under normal trade terms and are stated at cost less any allowance for doubtful accounts. The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible. The balance for the years ended December 31, 2002 and December 31, 2001 for provision of doubtful accounts was $nil and $74,000, respectively.

        Investments.    Investments consist of equity ownership in various corporations. The Company records these investments at historical cost, subject to any provision for impairment. For Fiscal 2002, the Company incurred an impairment loss on investments of $175,000 relating to the impairments in the carrying value of Eurindia PLC and Top Tier, Inc. Based upon the management of Eurindia valuing the investment portfolio at $0.83 per share the Company incurred an impairment of $145,000 on the carrying value of its investment. Based on the financial status of Top Tier, Inc, the investment was permanently impaired, and the Company recorded an impairment for the entire carrying value $30,000 of this investment. For Fiscal 2001, investments of $2,412,000 were impaired. Based on the financial status of Compaer AG the investment was permanently impaired in Fiscal 2001, and the Company recorded an impairment for the entire carrying value of this investment.

        Property and equipment.    Property and equipment are stated at cost. Depreciation is calculated on the various asset classes over their estimated useful lives, which range from two to five years. Leasehold improvements are depreciated over the term of the lease.

        Intangible assets.    Intangible assets consist primarily of software development costs, trademarks, workforce and existing contracts. These intangible assets are being amortized on a straight-line basis over two to five years. The Company evaluates the periods of amortization continually to determine whether later events or circumstances warrant revised estimates of useful lives. The Company viewed the development of the Medicsight™ system and staff changes as such and so intangible assets acquired from Software and Insights (Value of Workforce) were fully impaired in Fiscal 2001. The balance of the intangibles relates to the Technology acquired from Insights for $22,470,000. Accumulated amortization was $8,988,000 at December 31, 2002 and $4,494,000 at December 31, 2001.

        Excess of purchase price over net assets acquired.    Excess of purchase price over net assets acquired ("goodwill") represents the excess of acquisition purchase price over the fair value of the net assets acquired. To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets. Effective January 1, 2002 with the adoption of SFAS No. 142, goodwill is no longer to be amortized. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 5 years.

        For Fiscal 2002 and Fiscal 2001, the Company had excess of purchase price over net assets acquired of $100,119,000 and $88,919,000 (net of amortization of $16,645,000) respectively. The increase in Fiscal 2002 of $11,200,000 was due to the Company acquiring an additional 7,000,000 shares in MS-PLC by way of a share swap. The consideration for the MS-PLC stock was 1,866,666 shares in the Company's stock valued at $6.00 per share. The excess of purchase price over net assets acquired of $88,919,000 was from the Company's acquisition of Insights. The goodwill attributable to the Insights acquisition comprises the first tranche of 5 million shares issued by the Company of $67,087,000 and the second tranche of 15 million shares issued by MS-PLC on behalf of the Company of $21,832,000, both amounts stated after amortisation.

        Impairment of excess of purchase price over net assets acquired.    The Company adopted SFAS No. 142 on January 1, 2002. Under this standard, goodwill will be tested for impairment on an annual basis or whenever indicators of impairment arise. The Company completed its transitional impairment tests in the quarter ended June 30, 2002 and no impairment was recorded. Prior to January 1, 2002, goodwill was tested for impairment in a manner consistent with property, plant and equipment and intangible assets with a definite life.

        The goodwill attributable to the acquisition of Software has been fully impaired as at December 31, 2001 in response to the halt on the development of its own software to concentrate on the Medicsight™ system. An impairment of $6,906,000 was recorded. A further impairment of the goodwill acquired on the acquisition of Software of $311,000 was recorded after comparing preliminary estimates with a valuation undertaken on behalf of the company.

        Impairment of long-lived assets and long-lived assets to be disposed of.    The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's assessment for impairment of an asset involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

        Foreign currency translation.    The accounts of the Company's foreign subsidiaries are maintained using the local currency as the functional currency. For these subsidiaries, assets and liabilities are translated into U.S. dollars at year-end exchange rates, and income and expense accounts are translated at average monthly exchange rates. Net gains and losses from foreign currency translation are excluded from operating results and are accumulated as a separate component of stockholders' equity.

        Gains and losses on foreign currency transactions are reflected in current operating results.

        Revenue recognition.    Revenue is recognized as services are performed, in accordance with the terms of the contractual arrangement, where persuasive evidence of an arrangement exists, the fee is fixed and determinable and collection is reasonably assured.

        The Company's principal revenues in Fiscal 2002 and Fiscal 2001 relate to maintenance and support services for contracts entered into by Software. These support services have now been completed and future revenues will be derived from such services as scanning, licensing of the software and franchising services.

        Research and development.    Costs incurred in connection with the development of software products that are intended for sale are accounted for in accordance with Statement of Financial

Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Costs incurred prior to technological feasibility being established for the product are expensed as incurred. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. Amortization commences when the product is available for general release to customers.

        The Company's research and development expenses for Fiscal 2002 were $1,239,000 as compared to $1,266,000 Fiscal 2001. The Company has expensed these costs as the Medicsight™ system had not reached technical feasibility at December 31, 2002.

        During Fiscal 2001 software development costs of $77,000 were written off as the projects concerned (Addserver—structure advertising software and Callanalysis -a website) were halted. During Fiscal 2000, the Company wrote off $2,020,000 in software development costs. These costs include $1,878,000 previously capitalized upon the acquisition of Software, but which was subsequently written off during the year. The Company decided to write off such costs because, after Software was aquired, the Company altered the strategic direction of Software to focus its resources on other projects, particularly the Stochastic Perception Engine project (the proprietary technology of Insights). Therefore, the software development costs written off were written down to an assessed net realizable value of zero. Software development costs also include $182,000 of in-process research and development costs that we wrote off when the Company acquired Software in April 2000.

        Income taxes.    The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", to account for deferred income taxes. Deferred taxes are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting purposes. The net difference, if any, between the provision for taxes and taxes currently payable is reflected in the balance sheet as deferred taxes. Deferred tax assets and/or liabilities, if any, are classified as current and noncurrent based on the classification of the related asset or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability. Valuation allowances are recorded to reduce deferred tax assets to that amount which is more likely than not to be realized.

        Loss per share.    Basic loss per share is calculated by dividing net income or loss attributable to the ordinary shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing the net income or loss attributable to the ordinary shareholders by the sum of the weighted average number of common shares outstanding and the diluted potential ordinary shares.

        Comprehensive loss.    Comprehensive loss reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss is comprised of net (loss) and foreign currency translation adjustments.

        Fair value of financial instruments.    Statement of Financial Accounting Standards 107, requires all entities to disclose the fair value of certain financial instruments in their financial statements. Accordingly, the Company reports that the carrying amount of cash and cash equivalents, accounts receivable, monetary prepayments, accounts payable and accrued liabilities, advances and short term debt approximates fair value due to the short maturity of these instruments.

        Segment reporting.    The Company follows the provisions of Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information". The approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers.

        During Fiscal 2002 the Company had two customers who represented 98.8% of its revenues. All revenues were generated within the United Kingdom. The customers are Commonwealth Secretariat, which accounted for 67.1% of sales, respectively, and Texaco Ltd., which accounted for 31.7% of sales. During Fiscal 2001, we had three customers who represented a significant portion of our revenues. The customers are Commonwealth Secretariat, which accounted for 29.8% of sales, Eidos Interactive, which accounted for 25.8% of sales and Texaco, which accounted for 22.7% of sales. In Fiscal 2000 the customers were Red Cube AG, which accounted for 26.7% of sales (of which $74,000 was allowed as doubtful), Radical Technology PLC (prior to acquisition), which accounted for 19.3% of sales, and Nightingale Technologies Ltd (prior to acquisition), which accounted for 25.7% of sales.

        Common Stock.    The holder of each share of Common Stock outstanding is entitled to one vote per share.

        Stock options.    The Company accounts for stock options under the provisions of Accounting Principles Board Opinion ("APB") No. 25. Where options are issued to acquire a fixed number of shares with a fixed exercise price the intrinsic value measured at the grant date is amortized over the vesting period of the options. All options issued in 2000 were subsequently cancelled in 2001. Currently there are no stock options outstanding.

        On March 20, 2003 the Board of Directors of MS-PLC approved in principle a stock option plan for its employees and reserved 4,000,000 shares of its common stock for issuance upon exercise of options granted under this plan. The plan has yet to be finalized and implemented.

        Options issued to non-employees are accounted for in accordance with the fair value method under SFAS No. 123. This requires the use of an option pricing model, to determine the fair value of the option. Currently there are no stock options issued to non-employees. The measurement date is the earlier of either of the following:

  •
  The date at which a commitment for performance is reached (a performance commitment) or

  •
  The date at which the counter party's performance is complete

        Use of estimates.    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as revenues and expenses during the reporting period. Actual results could vary from those estimates.

  Recent accounting pronouncements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosures", which amended FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement No. 148 provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. Statement No. 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosure in the financial statements about the effects of stock-based compensation. Statement No. 148 is effective for fiscal years ended after December 15, 2002. The Board of Directors of MS-PLC is currently reviewing a stock option plan but it has yet to be implemented. The Company will adopt the annual disclosure provisions of Statement No. 148 in its financial statements and account for any options under APB 25.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" (FIN No. 45). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting, by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The disclosure provisions of FIN No. 45 are effective for the Company as of December 31, 2002. The Company currently does not provide any guarantees.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46), clarifies the application of Accounting Research Bulletin No. 51 "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No.46 is applicable immediately for variable interest created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN No. 46 are applicable no later than July 1, 2003. The Company does not expect this Interpretation to have an effect on the consolidated financial statements.

(3)    Investments

        The Company accounts for its investments in non-marketable securities under the cost method of accounting as it owns less than a 20% interest in each of the companies and does not have significant influence over the entities. The Company reviews each investment continually to assess for other-than-temporary decreases in value in its investments. The Company reviews all available financial and non-financial data, in assessing the extent of any impairment.

        At December 31, 2002, the Company held the following investments:

  •
  A 6% holding in Eurindia PLC, a company which seeks to invest in small Indian IT services. During Fiscal 2002, the Company recorded an impairment of $145,000, taking the carrying value of this investment to $489,000.

  •
  A 1% holding in Strategic Intelligence PLC, a market research company based in Singapore at $36,000. On April 19, 2000 the Company purchased the holding in Strategic Intelligence PLC for cash of $262,000. As of December 31, 2000, the Company viewed that the investment was permanently impaired by $225,000 based upon a valuation undertaken by a third party, and that amount was written off.

        On April 17, 2000 the Company purchased a 5% holding in Compaer AG, a supplier of online insurance for both business-to-business and business-to-customer markets in Germany for cash of DM2.5 million ($1,211,000). Based on information received, in Q2 2001, regarding the financial status of Compaer AG, management concluded that the value of investment was permanently impaired as Compaer filed for insolvency in May 2001 and the Company has recorded an impairment write-down equivalent to the entire carrying value of this investment.

        The Company sold its interest in MDA Group PLC to STG Holdings PLC on March 23, 2001. See Note 8.

        On September 20, 2000 the Company acquired Core Ventures Limited in a stock for stock acquisition. The principal asset of Core Ventures Limited was an investment in Red Cube AG that was provisionally valued at $1,170,000. Based on the deteriorating financial status of Red Cube AG, evidenced by non-payment of HTTP Software bills and the difficulty in obtaining information or responses from Red Cube the management concluded that the value of the investment was permanently impaired, and the Company has recorded an impairment write-down equivalent to the entire carrying value of this investment.

        Based upon the deteriorating financial status the Company permanently fully impaired the value of its immaterial investment of $30,000 in Top Tier at June 30, 2002. The investment was acquired as part of its acquisition of Core Ventures Limited on September 20, 2000.

(4)    Property and equipment

        Property and equipment consist of the following as of December 31:

	2002 $'000	2001 $'000
Computer hardware and software	478	306
Furniture and fixtures	1,278	157
Motor Vehicles	140	212

	1,896	674
Less: Accumulated depreciation	(480)	(315)

	1,416	359

(5)    Line of Credit

        On December 15, 2000, the Company entered into an unsecured credit facility with ASIA IT Capital Investments Limited ("Asia IT"), which provides a $20,000,000 line of credit. Such line of credit originally expired on December 31, 2001, but has been extended until June 30, 2004. Interest on advances under the credit facility accrue at 2% above US LIBOR. At December 31, 2002 US LIBOR was 1.447%. The Company can draw down on this credit facility for its financing requirements, upon approval by the Company's Board of Directors and subject to approval by Asia IT (such approval not to be unreasonably withheld). The Company is restricted from borrowing funds, directly or indirectly, other than through the credit facility with Asia IT, without the consent of Asia IT. The availability of the credit facility reduces upon the Company's sale of any of its investment assets.

        On November 20, 2001, Asia IT entered into a £10,000,000 ($16,000,000) credit facility with MS-PLC. Such facility ceases in November 2004 and is secured by a lien on all of the assets of MS-PLC. Interest on outstanding amounts accrues at 2% above GBP LIBOR. Pursuant to such credit facility, MS-PLC had covenanted to undertake a public offering of its ordinary shares in an amount not less than £25,000,000 not later than March 2002. MS-PLC did not complete such an offering and the facility nevertheless remains in place. The loan is convertible into ordinary shares in MS-PLC on announcement of an Offer to Subscribe, Placing or other public offering of its ordinary shares, at the same price per share as the offering price. Due to the private offering being undertaken by MS-PLC, the loan is currently convertible. In addition ASIA IT Capital Investments Limited acquired approximately 7,080,000 MS-PLC shares from the 15 million shares issued to Nightingale Technologies as part of the Insights acquisition. On December 23, 2002, the Company entered into a share swap with General Nominees and Asia IT Nominees whereby the Company issued 1,866,666 shares to General Nominees (1,674,894 shares) and Asia IT Nominees (191,772 shares) in return for 7,000,000 MS-PLC shares held by General Nominees (6,280,852 shares) and Asia IT Nominees (719,148 shares) respectively.

        At year ended December 31, 2002, the Company had drawn down $2,331,000 under the $20,000,000 facility with Asia IT, and Medicsight had no drawings under its £10,000,000 ($16,000,000) facility with Asia IT.

        During March 2002, Medicsight allotted 6,131,398 shares at £1.00 ($1.50) per share (par value £0.05) of which all shares have subsequently been placed and the offering closed in December 2002. Asia IT underwrote the issue. The Company increased its shareholding in Medicsight by acquiring

1,258,718 shares under this issue for $2,014,000. As of year ended December 31, 2002, Medicsight had received approximately $5,012,000 from the proceeds of such offering with the balance of approximately $1,761,000 being held by Asia IT on MS-PLC's behalf. These funds were remitted to the Company between January and March 2003. The funds due by the Company to MS-PLC for the stock it purchased will be drawndown under its $20,000,000 facility with Asia IT and forwarded to MS-PLC as required.

(6)    Capital lease obligation

        As of December 31, 2002, the Company was party to capital lease obligations in the amount of $74,000. These obligations require monthly payments of $3,000, including interest, through August 2005 and are secured by the underlying equipment.

(7)    Short-term Debt

        The Company acquired Insights in December 2000. At the time of such acquisition, Insights had outstanding $6,006,000 of long-term debt. This debt was part of the original loan of $10,000,000 that Insights owed to its parent company relating to the acquisition of patent applications for its Stochastic Perception Engine technology. The loan did bear interest at 2% above US LIBOR and is unsecured. All interest on the loan was forgiven prior to the principal being transferred to Finance on December 6, 2002. The interest forgiven was expensed in the three fiscal years to December 31, 2002 as follows: $106,000 in fiscal 2002, $221,000 in fiscal 2001, and $178,000 in fiscal 2000. The principal of the loan does not mature until December 6, 2004 and is interest free. As of December 31, 2002 and December 31, 2001, the balance of this loan was $3,250,000. The terms of the loan note include a provision whereby the lender can require repayment of the principal by giving two months notice of demand. No notice has been given as of December 31, 2002 and management does not expect the notice to be given.

(8)    Stockholders' equity

        On December 30, 2002, the Company effected a 1-for-3 reverse split (the "Split") of its Common Stock. As such, all share and per share information in the accompanying financial statements have been restated to reflect the Split.

        The Company sold its interest in MDA Group PLC to STG Holdings PLC, a major stockholder, on March 23, 2001 for the guaranteed value of $1,660,000 representing an excess over book value of $1,000,000. As this amount represented a guarantee by a previous shareholder this excess over book value is reflected as a contribution to stockholders' equity for the year ended December 31, 2001

        In connection with the acquisition agreement with Fairfax Equity Ltd (now Medicsight Finance Ltd) on December 22, 1999, the Company entered into a consulting agreement with an unrelated company to assist the Company with its strategy, expansion and financing. Upon signing of the agreement, the Company issued 400,000 shares of common stock as consideration for services to be rendered over the year ended December 22, 2000. The fair value of these shares was approximately $1,620,000, of which $1,580,000 was recorded as a prepaid expense. The expense was recognized over the term of the contract.

(8)    Stockholders' equity (Continued)

        On October 25, 1999, Internet Holdings, Inc. raised $50,000 through the issuance of a convertible loan note (the "Note"). The Note was offered pursuant to an exemption from registration under Section 4 (2) of the Securities Act of 1933, as amended, and/or Regulation S promulgated by the Securities and Exchange Commission. The purpose of this funding was to enable the Company to file all outstanding reports required by the Securities Exchange Act of 1934, as amended, and to search for suitable acquisition candidates in the Internet related fields. The Note bore interest at 5.5% per annum. On January 24, 2000, the $50,000 convertible loan note was converted into 133,333 shares of the Company's common stock.

        On January 28, 2000, the Company sold 3,333,333 shares of common stock at a price of $1.50 per share pursuant to Regulation S. The Company has agreed to register 25% of the shares under the Securities Act of 1933, as amended. In consideration for underwriting the issue in full, the underwriter received warrants to purchase up to 666,667 shares of common stock of the Company at a price of $1.50 per share. The fair value of the warrants, which has been recorded as a reduction of the proceeds, is approximately $4,428,000. On May 12, 2000, the underwriters exercised all the warrants for $1,000,000. The Company has not yet filed a registration statement in respect of these shares.

        On November 20, 2000, the Company sold 533,333 shares of its common stock at a price of $18.75 per share pursuant to Regulation S. The Company received proceeds of $9,747,625, net of $252,375 of expenses associated with this stock issuance.

        On December 23, 2002 the Company entered into a share swap with General Nominees and Asia IT Nominees whereby the Company would issue 1,866,666 shares to General Nominees (1,674,894 shares) and Asia IT Nominees (191,772 shares) in return for 7,000,000 Medicsight shares held by General Nominees (6,280,852 shares) and Asia IT Nominees (719,148 shares) respectively.

(9)    Corporation acquisitions

        On April 21, 2000, the Company acquired through a stock for stock tender offer approximately 76.73% of the outstanding ordinary shares of Radical Technology PLC (subsequently renamed HTTP Software PLC) ("Software"). Through subsequent additional issuances of stock the Company has acquired 99.5% of Software's outstanding common stock in exchange for 850,090 shares of the Company's common stock which was valued at $12,748,000. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the date of the acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been assigned to in process research and development, other identifiable intangibles including trademarks, workforce, covenant not to compete, software development costs, existing contracts and the remaining amount has been recorded as excess of purchase price over net assets acquired on the accompanying balance sheet. The fair values have been based on an independent valuation. The value assigned to in-process research and development, $181,000, has been expensed and is reflected in software development costs written off in the accompanying consolidated statements of operations. The costs incurred in the acquisition of $277,000 are included in the cost of the investment. On acquisition the technology, and covenant not to compete were impaired in full in Fiscal 2000 as the technology acquired was not to be developed into a commercial product. The trademark, contracts and workforce were fully impaired by December 31, 2001.

        In September 2000, we acquired Core Ventures Limited ("Core"), a privately held Internet venture company, from Troy Limited, a Cayman corporation ("Troy"). Under the agreement, we issued 1,200,000 shares of our Common Stock for 100% of the outstanding stock of Core. Core's principal asset was an interest of less than 1% in Red Cube AG ("Red Cube"), a voice-over-IP telecommunications provider, and warrants to purchase further shares (less than 3%) in Red Cube. The agreement provided in part that Dr. Alexander Nill, a principal of Troy, personally guaranteed to us that, as of December 15, 2000, the fair market value of Core's net assets would be not less than $25,000,000, such value to be determined by our independent auditors; and in the event of any shortfall, Dr. Nill undertook to pay us, within 10 days following our written demand, any shortfall, in cash or securities. At the time of this transaction, Dr. Nill was one of our directors. He resigned from that position, effective February 27, 2001.

        On December 27, 2000 Dr. Nill executed a Memorandum of Understanding ("MOU") with the Company in which he admitted to substantial liability under the personal guarantee. The MOU stipulated that the net assets of Core were estimated to be $2,540,000 and that the warrants to purchase further Red Cube stock held by Core had no value. Dr. Nill acknowledged that he had been served by us with a formal demand to honor his obligations to us pursuant to the terms of the personal guarantee provided by him as security for the Core acquisition. The MOU provided inter alia that Troy was to provide a schedule of other assets having a value of not less than $10,900,000, such market value to be determined by our independent auditors as being the fair market value as at the valuation date and which assets Dr. Nill was to procure to be delivered by Troy to us or as we shall have directed within 21 days of the date of the MOU; that in consideration of our forbearance to immediately sue him to enforce the personal guarantee Dr. Nill was to cause to be delivered within 7 days of the date of the MOU 616,192 shares of our Common Stock (the equivalent of 924,282 shares pre-splits) with all necessary transfer details signed in blank. Dr. Nill did not honor his obligations under the MOU and, notwithstanding our expectations and previous understandings, we were unable to obtain effective enforcement, by means of escrow arrangements or otherwise, of the personal guarantee.

        In the fiscal quarter ended September 30, 2001, an agent, NYPPe, LLC, was assigned to dispose of shares owned by Dr. Nill in a secondary private placement. As of December 31, 2001 5,000 of those shares (the equivalent of 15,000 shares pre-reverse split) had been sold, resulting in net proceeds to the Company of $75,000.

        On March 6, 2002, Core entered into voluntary liquidation proceedings. In accordance with the Companies Act governing companies organized in the British Virgin Islands, Core appointed a liquidator to assess the fair value of its assets.

        We do not consider that enforcement of the terms of the personal guarantee through legal action with a view to recovering against other assets is likely to provide an effective remedy for us, and we have reached an oral understanding with Dr. Nill that the proceeds from the sale of 1,195,000 shares of our Common Stock are to be remitted to us. We are reserving the rights and remedies that may be available to us in respect of such shares and/or the proceeds of sales thereof and/or otherwise, in particular if he does not abide by such understanding.

        Impairment of Vendor Guarantee.    Impairment of a vendor guarantee in the amount of $6,773,000 and $9,109,000 for Fiscal 2002 and Fiscal 2001 respectively relates to an impairment of the guarantee provided by Dr. Alexander Nill as to the fair value of certain assets acquired under the Company's acquisition of Core Ventures Limited ("Core") in September 2000. The vendor guarantee represents the fair value of 1,195,000 shares understood to be beneficially owned by Dr. Nill, the proceeds of the sale of which are to be remitted to the Company as mentioned above. We have estimated the value of the guarantee as the value of the common stock, based on the recent history of the stock price, giving an estimated realizable value of $3,227,000

        On December 29, 2000, the Company acquired all of the issued and outstanding shares of HTTP Insights Limited ("Insights"), formerly known as Nightingale Technologies, Ltd., in a stock-for-stock transaction valued at approximately $180 million (the "Insights Offer"). The Company received the shares of Insights on that date but, pursuant to the terms of the Insights Offer, was not required to pay any consideration for the Insights shares until certain conditions were met. The first of these conditions, that the Company receive a validation by the Defence Evaluation and Research Agency ("DERA"), an agency of the United Kingdom Ministry of Defence, as to the technical and commercial viability of Insights' proprietary technology. This condition was met on February 22, 2001, and as such we issued the first tranche of consideration of 5,000,000 shares, valued at $93,000,000 based on a weighted average share price of $18.60 per share.

        Subsequent to September 30, 2001, upon agreement with the seller of Insights and in variance of the conditions precedent set forth in the original agreement, the parties agreed that the obligation to issue the second tranche of contingent consideration may be satisfied by the direct issuance of shares in MS-PLC to Nightingale Technologies Ltd. ("Nightingale"), the seller of Insights. On November 22, 2001, MS-PLC issued 15,000,000 shares to Nightingale, and Nightingale accepted such shares in satisfaction of our obligation under the original purchase agreement. The value attributed to the cost of the issuance of the second tranche was $21,832,000, which was treated as excess of the purchase price over the fair value of the assets acquired. This was based on the allocation of MS-PLC stock in March 2002 at £1.00 ($1.45) per share.

Insights Purchase Price Allocation

	$	Useful Life
Tangible Fixed Assets	67,000	2 - 5yrs
Technology	22,470,000	5 yrs
Value of Workforce	180,000	2 yrs
Net current liabilities	(10,198,000)
Goodwill	102,313,000	5 yrs

	$114,832,000

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

        The changes in the carrying amount of goodwill for the years ended December 31, 2002 and December 31, 2001 are as follows:

        (all figures in $ thousands)

	Technology Segment	Software Maintenance Segment	Total
Balance as of January 1, 2001	9,841	8,895	18,736
Goodwill acquired during the year	92,472	313	92,785
Amortised during the year	(13,394)	(1,991)	(15,385)
Impairment losses	—	(7,217)	(7,217)

Balance at December 31, 2001	88,919	—	88,919
Goodwill acquired during the year	11,200	—	11,200
Impairment losses	—	—	—

Balance at December 31, 2002	100,119	—	100,119

        Adjusted results for the year to December 31, 2001 assuming the discontinuation of amortization would be as follows:

	Total	Basic and diluted per Share
Loss as reported	$(45,845,000)	$(2.47)
Amortization of goodwill	$15,385,000	$0.83
Pro forma loss	$(30,460,000)	$(1.64)

        Adjusted results for the year to December 31, 2000 assuming the discontinuation of amortization would be as follows:

	Total	Basic and diluted per Share
Loss as reported	$(8,714,000)	$(0.72)
Amortization of goodwill	$1,260,000	$0.10
Pro forma loss	$(7,454,000)	$(0.62)

Other Intangible Assets

        The Company acquired an intangible asset from Insights consisting of technology valued at $22,470,000 during Fiscal 2000. Under SFAS No.142, this is considered an intangible asset with a definite life of 5 years. Therefore the value of the asset will be amortized on a straight-line basis over this period.

        The carrying amount and accumulated amortization of acquired intangible assets follows:

	Jan 1, 2002	Dec 31, 2002
Technology	$22,470,000	$22,470,000
Accumulated amortization	$(4,494,000)	$(8,988,000)
Total intangible assets, net	$17,976,000	$13,482,000

        The table below shows expected amortization expense for acquired intangible assets recorded as of January 1, 2003.

	2003	2004	2005
Amortization expense ($thousands)	4,494	4,494	4,494

        The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events. During 2001 the Value of the Workforce was impaired and the Technology was accounted for as an intangible.

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

        The unaudited pro forma consolidated statement of operations for 12 months ended December 31, 2000 gives effect to the acquisition of HTTP Insights Limited, Core Ventures Limited and HTTP Software Limited as if they had occurred at the beginning of Fiscal 2000:

Pro forma:	Twelve Months Ended December 31, 2000
Revenues	632,943
Net loss	(35,768,222)
Basic and diluted net loss per share	(1.92)
Weighted average shares outstanding	18,563,404

        The unaudited pro forma consolidated financial information does not purport to represent what the Company's financial position or results of operations would actually have been if these transactions had occurred at such dates or to project the Company's future results of operations.

(10) Employee stock options

        On May 3, 2000, the Board of Directors approved the Company's Combined Incentive and Nonqualified Stock Option Plan and reserved 833,333 shares of its common stock for issuance upon exercise of options granted under this plan. During 2000 the Company granted 389,333 options to its employees. These options were returned to the Company by the employees later in the year. There was no consideration provided to the employees related to the return of the options. These stock options were subsequently cancelled in 2000. As of December 31, 2002 and December 31, 2001 there were no options issued and outstanding.

        On March 20, 2003 the Board of Directors of MS-PLC approved a stock option plan for its employees and reserved 4,000,000 shares of its common stock for issuance upon exercise of options granted under this plan. The plan has yet to be finalized and implemented.

(11) Income Taxes

        The income tax provision is summarized as follows for the years ended December 31, 2002, December 31, 2001 and December 31, 2000:

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Current
Federal	$0	$0	$8,000
State and local	0	0	0
Foreign	0	0	0
Deferred	0	0	(8,000)
Total income tax provision (benefit)	0	0	0

        Significant components of deferred tax assets were as follows as of December 31, 2002:

Deferred Tax Assets
Tax loss carryforward	6,657,000
Property and plant depreciation methods	35,000

Total	6,692,000
Valuation Allowance	(6,692,000)

Net deferred tax asset	0

        The Company has net operating loss carryforwards to offset future taxable income of $22,190,000 expiring in years 2005 through 2017. As it is not more likely than not that the resulting deferred tax benefits will be realized, a valuation allowance has been recognized for such deferred tax assets.

        The provision for income tax differs from the amount computed by applying the statutory federal income tax rate to income before the provision for income taxes. The sources and tax effects of the differences are as follows:

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Income taxes at the federal statutory rates	(34%)	(34%)	(34%)
Change in valuation allowance	9	10	20
Nondeductible amortization	19	18	—
Foreign operations	4	4	4
Other	2	2	(10)

Effective rate of income tax	0%	0%	0%

(12)    Lease commitments

        The Company has no operating leases for its equipment. Total rent expense for the year ended December 31, 2002 was $455,000 and for the year ended December 31, 2001 was $495,000.

(13)    Quarterly Financial Data (unaudited)

        The tables below summarize the Company's unaudited quarterly operating results for fiscal 2002 and 2001.

THREE MONTHS ENDED
(in thousands except per share data)

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Revenues	$16	$21	$42	$3
Net loss	$(2,299)	$(9,249)	$(1,847)	$(4,320)
Basic and diluted loss per share	$(0.12)	$(0.48)	$(0.09)	$(0.23)

THREE MONTHS ENDED
(in thousands except per share data)

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Revenues	$74	$69	$16	$66
Net loss	$(5,846)	$(10,432)	$(10,081)	$(19,486)
Basic and diluted loss per share	$(0.36)	$(0.63)	$(0.54)	$(0.94)

(14)    Related Party Transactions

        In September 2000 the Company acquired 100% of the outstanding stock of Core Ventures Limited. At the time of this transaction, Dr. Alexander Nill was a Director of the Company and principal beneficial shareholder of Core Ventures Limited. In connection with this acquisition, Dr. Nill had guaranteed the valuation of the net assets of Core Ventures Limited to be not less then $25,000,000 as of December 15, 2000. Dr. Nill resigned as a Director of the Company effective February 27, 2001.

        On December 27, 2000 Dr. Nill executed a Memorandum of Understanding ("MOU") with the Company in which he admitted to substantial liability under the personal guarantee. The MOU stipulated that the net assets of Core were estimated to be $2,540,000 and that the warrants to purchase further Red Cube stock held by Core had no value. Dr. Nill acknowledged that he had been served by us with a formal demand to honor his obligations to us pursuant to the terms of the personal guarantee provided by him as security for the Core acquisition. The MOU provided inter alia that Troy was to provide a schedule of other assets having a value of not less than $10,900,000, such market value to be determined by our independent auditors as being the fair market value as at the valuation date and which assets Dr. Nill was to procure to be delivered by Troy to us or as we shall have directed within 21 days of the date of the MOU; that in consideration of our forbearance to immediately sue him to enforce the personal guarantee Dr. Nill was to cause to be delivered within 7 days of the date of the MOU 616,192 shares of our Common Stock (the equivalent of 924,282 shares pre-splits) with all necessary transfer details signed in blank. Dr. Nill did not honor his obligations under the MOU and, notwithstanding our expectations and previous understandings, we were unable to obtain effective enforcement, by means of escrow arrangements or otherwise, of the personal guarantee.

        In the fiscal quarter ended September 30, 2001, an agent, NYPPe, LLC, was assigned to dispose of shares owned by Dr. Nill in a secondary private placement. As of December 31, 2001 5,000 of those shares (the equivalent of 15,000 shares pre-reverse split) had been sold, resulting in net proceeds to the Company of $75,000.

        On March 6, 2002, Core entered into voluntary liquidation proceedings. In accordance with the Companies Act governing companies organized in the British Virgin Islands, Core appointed a liquidator to assess the fair value of its assets.

        We do not consider that enforcement of the terms of the personal guarantee through legal action with a view to recovering against other assets is likely to provide an effective remedy for us, and we have reached an oral understanding with Dr. Nill that the proceeds from the sale of 1,195,000 shares of our Common Stock are to be remitted to us. We are reserving the rights and remedies that may be available to us in respect of such shares and/or the proceeds of sales thereof and/or otherwise, in particular if he does not abide by such understanding.

        As more fully discussed in Note 9, on December 29, 2000, the Company acquired all of the issued and outstanding shares of HTTP Insights Limited ("Insights"). ASIA IT Capital Investments Limited was a shareholder in Insights as well as the Company at the time of the acquisition, and has provided a credit facility for up to $20,000,000. The credit facility expired on December 31, 2001, but has been extended to June 30, 2004. All advances under the credit facility accrue interest at 2% above US LIBOR. The Company is restricted from borrowing funds, directly or indirectly, other than through the credit facility, without the consent of Asia IT.

        On November 20, 2001, Asia IT entered into a £10,000,000 ($16,000,000) credit facility with MS-PLC. Such facility ceases in November 2004 and is secured by a lien on all of the assets of MS-PLC. Interest on outstanding amounts accrues at 2% above GBP LIBOR. Pursuant to such credit facility, MS-PLC had covenanted to undertake a public offering of its ordinary shares in an amount not less than £25,000,000 not later than March 2002. MS-PLC did not complete such an offering and the facility nevertheless remains in place. The loan is convertible into ordinary shares in MS-PLC on announcement of an Offer to Subscribe, Placing or other public offering of its ordinary shares, at the same price per share as the offering price. Due to the private offering being undertaken by MS-PLC, the loan is currently convertible. In addition ASIA IT Capital Investments Limited acquired approximately 7,080,000 MS-PLC shares from the 15 million shares issued to Nightingale Technologies as part of the Insights acquisition. On December 23, 2002, the Company entered into a share swap with General Nominees and Asia IT Nominees whereby the Company issued 1,866,666 shares to General Nominees (1,674,894 shares) and Asia IT Nominees (191,772 shares) in return for 7,000,000 MS-PLC shares held by General Nominees (6,280,852 shares) and Asia IT Nominees (719,148 shares) respectively.

        The Company's corporate offices at 46 Berkeley Square are leased to International Cellulose Company Limited (ICCL), a company registered in England and Wales. STG Holdings PLC, the majority stockholder of Medicsight, acquired 100% of the issued share capital of International Cellulose Company Limited in November 2001. Rent on 46 Berkeley Square is managed by Berkeley Square Ventures Limited (BSV), a property management company incorporated in England and Wales. Berkeley Square Ventures Limited estimates the rental space occupied by the tenants and collects the rents from the tenants (including HTTP and ICCL) on behalf of ICCL. There are no formal leases between BSV and the tenants or a formal agreement between ICCL and BSV for BSV to collect the rent due. In Fiscal 2002 the Company paid BSV $399,000 in rent (Fiscal 2001: $285,000). The increase being due to the company requiring more space at 46 Berkeley Square as it employed more personnel.

(15)    Contingent Liability

        As discussed in the notes to the financial statements, during 2001 and 2002 the Company transferred assets of two previously acquired subsidiaries, Insights and Software, to other wholly-owned UK subsidiaries in order to simplify the Company's organizational structure.

        As a result of the above, potential tax liabilities in both the US and the UK arise. The Company is pursuing the necessary elections to mitigate any potential liability. Based on the current facts and circumstances, the Company does not believe it probable that a significant tax liability will be incurred as a result of these past transactions.

(16)    Legal Proceedings

        On January 23, 2002, Chess Ventures LLC ("Chess") commenced a lawsuit against us in the Chancery Court of Delaware, seeking an order to compel us to remove restrictive legends from share certificates owned by Chess so that Chess could sell the shares represented by the certificates under Rule 144 of the Securities Act ("Rule 144"). Chess also claimed money damages due to our failure to remove the legends. We filed a defense and counterclaim to this claim and subsequently instructed our transfer agent to remove the restrictive legends on all applicable certificates (including those held by Chess) should proper requests be made by the holders thereof in accordance with Rule 144. On June 4, 2002, we entered into a Settlement Agreement with Chess in which neither party made any admission of liability, and each party fully released any claims it may have had against the other party. As an inducment for Chess to enter into the Settlement Agreement, we paid a nominal sum to Chess. The lawsuit was subsequently dismissed on a costs-only basis.

        In addition to the above the Company has been served with a Notice of Sequestration following an Order of the Court of Chancery of the State of Delaware in and for New Castle County dated January 6, 2003 in which the Company has been cited as a Nominal Defendant in a proceeding brought by a Turks and Caicos company against two shareholders of the Company. The Company responded to the Notice of Sequestration on January 17, 2003 and does not expect that any further action by the Company will be required.

(17)    Subsequent events

        MS-PLC is currently in negotiation with a number of parties to lease property and equipment (CT scanners) and purchase equipment for the Lifesyne™ centers that MS-PLC is planning to open this year. MS-PLC is also in discussions with prospective partners for its Lifesyne™ proposition. As MS-PLC occupies approximately 95% of 46 Berkeley Square it acquired the security deposit on the offices for cash from International Cellulose Company Ltd in February 2003. The value of the security deposit is approximately $750,000.

        On March 20, 2003 the Board of Directors of MS-PLC approved a stock option plan for its employees and reserved 4,000,000 shares of its common stock for issuance upon exercise of options granted under this plan. The plan has yet to be finalized and implemented.

        In addition, since December 31, 2002, MS-PLC has issued a further 60,000 shares of MS-PLC stock from its treasury at £1.00 ($1.60) per share.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICSIGHT, INC.
April 14, 2003	By:	/s/ SIMON ZUANIC Chief Executive Officer (Principal Executive Officer)
April 14, 2003	By:	/s/ PAUL GOTHARD Chief Financial Officer (Principal Financial Officer)

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEFAN ALLESCH-TAYLOR Stefan Allesch-Taylor	Director	April 14, 2003
/s/ SIMON ZUANIC Simon Zuanic	Director	April 14, 2003
/s/ PAUL GOTHARD Paul Gothard	Director	April 14, 2003
/s/ MATTHEW GILL Matthew Gill	Director	April 14, 2003
/s/ NADEY HAKIM Nadey Hakim	Director	April 14, 2003
/s/ ALLAN MILLER Allan Miller	Director	April 14, 2003

CERTIFICATION

        I, Simon Zuanic, certify that:

        1.    I have reviewed this annual report on Form 10-K of the registrant;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003	/s/ SIMON ZUANIC Name: Simon Zuanic Title: Chief Executive Officer

E-1

CERTIFICATION

        I, Paul Gothard, certify that:

        1.    I have reviewed this annual report on Form 10-K of the registrant;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003	/s/ PAUL GOTHARD Name: Paul Gothard Title: Chief Financial Officer

E-2

QuickLinks

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS
APPLICABLE ONLY TO CORPORATE REGISTRANTS
DOCUMENTS INCORPORATED BY REFERENCE
NOTE REGARDING FORWARD LOOKING STATEMENTS
NOTE REGARDING NUMBER OF SHARES AND SHARE PRICES
PART I
PART II
PART III
Summary Compensation Table
PART IV
MEDICSIGHT, INC. AND SUBSIDIARIES (FORMERLY HTTP TECHNOLOGY, INC.) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
INDEPENDENT AUDITORS' REPORT
MEDICSIGHT, INC. AND SUBSIDIARIES (FORMERLEY HTTP TECHNOLOGY, INC) CONSOLIDATED BALANCE SHEET DECEMBER 31, 2002 AND DECEMBER 31, 2001 (in $ thousands)
MEDICSIGHT, INC. AND SUBSIDIARIES (FORMERLY HTTP TECHNOLOGY, INC.) CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002, DECEMBER 31, 2001 AND DECEMBER 31, 2000 (in $ thousands except per share data)
MEDICSIGHT, INC. AND SUBSIDIARIES (FORMERLY HTTP TECHNOLOGY, INC.) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2000 TO DECEMBER 31, 2002 (figures in $thousands)
MEDICSIGHT, INC. AND SUBSIDIARIES (FORMERLY HTTP TECHNOLOGY, INC.) CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE YEAR ENDED DECEMBER 31, 2002, DECEMBER 31, 2001 AND DECEMBER 31, 2000 (in $ thousands)
MEDICSIGHT, INC. AND SUBSIDIARIES (FORMERLY HTTP TECHNOLOGY, INC.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED (in thousands except per share data)
THREE MONTHS ENDED (in thousands except per share data)
SIGNATURES
CERTIFICATION
CERTIFICATION