Form 10-Q
period 2003-03-31
MEDICSIGHT INC
filed 2003-05-15
CIK 1001601

UNITED STATES SECURITIES AND EXCHANGE COMMISSION	OMB APPROVAL
OMB Number: 3235-0416
Washington, D.C. 20549	Expires: April 30, 2003
Estimated average burden hours per response: 9708.0

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number   0-26886

MEDICSIGHT, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4148725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

46 Berkeley Square, London, W1J 5AT, UNITED KINGDOM
(Address of principal executive offices, including zip code)

(011) 44-20-7598-4070
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes  ☒   No  ☐

Indicate by check whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Exchange Act):  Yes  ☐   No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court.  Yes  ☐   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of April 30, 2003:  21,155,183 shares of Common Stock, par value $0.001 per share.

PART I

FINANCIAL INFORMATION

Item 1.                       Financial Statements

Medicsight, Inc. and its subsidiaries are collectively referred to in this Report as the “Company”.  For purposes of the discussion contained herein, all financial information is reported on a consolidated basis. The financial statements for the Company’s fiscal quarter ended March 31, 2003 are attached to this Report, commencing at page F-1.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

NOTE REGARDING FORWARD LOOKING STATEMENTS

Some of the statements in this Quarterly Report are forward-looking statements within the meaning of the federal securities laws. Generally forward-looking statements can be identified by the use of terms like “believe,” “may,” “will,” “expect,” “anticipate,” “plan,” “hope” and similar words, although this is not a complete list and we may express some forward-looking statements differently. Discussions relating to our plan of operation, our business strategy and our competition, among others, contain such statements. Actual results may differ materially from those contained in our forward-looking statements for a variety of reasons. We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to risks, uncertainties and assumptions about the Company, discussed elsewhere in this Report.

We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking events contained or incorporated by reference in this Prospectus might not occur.

The Company’s main operating currency is UK sterling (£).

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

BUSINESS STRATEGY

We are a developer of software technology in the medical sector. We have three principal operating subsidiaries: Medicsight PLC (“MS-PLC”), Medicsight Asset Management Limited (“MAM”) and Lifesyne UK Limited (“Lifesyne”). HTTP Insights Ltd (“Insights”) and HTTP Software PLC (“Software”), formerly subsidiaries of the Company, were sold to independent third parties during the fourth quarter of 2002.

MS-PLC.  Our majority-owned subsidiary, MS-PLC, is currently engaged in efforts to commercialize a digital expert recognition software system for digital data derived from medical imaging hardware. At March 31, 2003, the Company owned 67,127,300 ordinary shares in MS-PLC, constituting 83.9% of the outstanding shares. MS-PLC undertook a private offering outside the United States of an additional 6,131,398 ordinary shares, which was closed on December 31, 2002. As part of this offering, in December 2002 we acquired a further 1,258,718 shares in MS-PLC for £1,258,718 ($ 2,014,000). On December 23, 2002, we entered into a share swap with General Nominees and Asia IT Nominees whereby the Company issued 1,866,666 shares to General Nominees (1,674,894 shares) and Asia IT Nominees (191,772 shares) in return for 7,000,000 MS-PLC shares held by General Nominees (6,280,852 shares) and Asia IT Nominees (719,148 shares) respectively.

Lifesyne.  Lifesyne is a wholly owned subsidiary of MS-PLC that was established in September 2002 for the purpose of providing a branded operating entity for the United Kingdom and Ireland markets. Lifesyne will be the entity that operates the scanning centers located in the United Kingdom.

MAM.  MAM is also a wholly-owned subsidiary of MS-PLC that was established in September 2002 for the purpose of acquiring fixed assets on behalf of the operating entities in the group. MAM will negotiate and acquire equipment and fund leasehold improvements and development, which in turn will be leased to the relevant operating entity.

We have restructured our business to focus more closely on the medical imaging applications derived from our original core technology. We have concluded the process of incorporating all research, software development, management and marketing activities related to our medical imaging initiatives into MS-PLC. In November 2001 assets were transferred from our other subsidiaries to MS-PLC and the costs incurred on the development of the Medicsight™ system (our digital expert recognition software system for digital data derived from medical imaging hardware) were reimbursed and assigned by way of a loan note from MS-PLC. The amount of the loan note to Medicsight, Inc. was £3,659,104, and this loan note was converted into 57,868,582 ordinary shares of MS-PLC issued to the Company and 15,000,000 ordinary shares of MS-PLC issued to the former parent of Insights in November 2001.

It is now widely accepted that the most effective way to achieve early detection of leading deadly diseases is through radiological scanning. Such scanning would allow national healthcare bodies to provide society with the best protection against premature death.  The Medicsight™ system analyzes digital data from the new generation of multi-slice computed tomography (“CT”) scanners, and then provides information to enable the clinician to identify areas of possible abnormality. We believe that in the future the Medicsight™ system will be capable of reliably detecting isolated pulmonary nodules, calcification of the arteries and other abnormalities indicative of disease. The potential advantage of the Medicsight™ system is that it increases precision and reliability while also providing scalability that will be cost-effective. The system uses its technology to provide tools to radiologists for the identification of possible abnormalities. The clinician will then apply his/her experience to determine the next steps in medical diagnosis and treatment. We believe the Medicsight™ system will be capable of processing unprecedented volumes of images.

We believe that the Medicsight™ system will:

•                                          enable accurate and reliable scan analysis;

•                                          create a service that will be significantly cheaper than at present as it reduces the burden on radiologists who in current practice account for a significant proportion of the scan cost; and

•                                          allow significant patient volume to be achieved because the analysis is semi automated and scanning volumes are not then constrained by the finite number of radiologists.

The step change in technology that increases the potential of the Medicsight™ system is the 16 slice CT scanner. This allows sub-millimeter cross-sectional slices to be captured with increased speed and reduced radiological dose when compared with traditional single slice machines. The 16-slice CT scanner can provide over 600 images of the chest instead of 30-60 for single slice scanners. The amount of detail now available, while enabling early detection of smaller nodules and areas of calcification, increases the time required for analysis by radiologists. Therefore the automation of scan analysis is essential. MS-PLC has identified GE Medical Systems, part of the General Electric Company of America, as a potential supplier of the new 16-slice detector CT scanners.

We are now supported by some of the most prominent names in European medicine.  The Company’s Medical Board has been substantially expanded to include three Specialist Boards, each consisting of recognized authorities in the fields of heart, lung and colon, and bringing a significant level of expertise to the development of our products and services.

We intend to establish a number of service centers under the Lifesyne™ brand name to provide a referral-only CT service for the early detection of coronary heart disease, lung and colorectal cancer. Referring medical practitioners will send high-risk individuals or those displaying non-specific signs of ill health to the center for a specific scan. No self-referrals will be accepted. The first Lifesyne™ center was commissioned in the fourth quarter of 2002 and was followed by the scanning of our first target group at the end of Fiscal 2002. This center currently scans primarily for the earliest signs of heart disease and lung cancer. The center is located in West London within the Hammersmith Hospitals NHS Trust (“NHS Trust”). The second development phase at the center was completed in February 2003. This phase included the creation of private pre-scan rooms for recording patient information; providing customer changing facilities; and patient video education films and information related to the health and well-being of our customers.  These features will also be available in all future Lifesyne™ Centers.  The Center has now been fully branded as Lifesyne™ and has begun to generate revenues from scanning services.

As forecast, it is Medicsight’s intention to establish three further Lifesyne™ centers within the coming months and lease negotiations are concluding in The City of London, Manchester and at a proposed flagship Center in Victoria, London. Further Lifesyne™ centers are expected to be on stream within the UK in late-2003. The initial units will be used to gain data for submission to obtain regulatory approval and continue to acquire market and clinical data and to generate scanning revenues.

The success of Lifesyne™ is largely dependent upon the effective implementation of its strategic marketing plan.  A number of strategic programs have been launched, all of which are supported by an integrated promotions campaign.  These programs include a series of direct mailings to over 2,000 clinicians within the London area to introduce them to the Company and its services, and advertisements in target medical journals.  The Company has also recently completed recruitment of a medical sales force for London.  These people comprise primary and secondary healthcare specialists who will call on doctors in London to provide them with education and information about scan analysis while promoting Lifesyne’s services.

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

Operational and development costs for Fiscal 2003 are estimated at approximately $8.5 million. MS-PLC has raised approximately $8.8 million during Fiscal 2002 by way of a private placement of 6.1 million shares (of which the Company has purchased 1,258,718 shares for consideration of $2 million) which was underwritten by Asia IT Capital Investments Limited (“Asia IT”). Additionally, MS-PLC has entered into a £10.0 million (approximately $16.0 million) secured credit facility with Asia IT that ceases in November 2004. MS-PLC expects to become financially self-sufficient during 2004.

Besides the Company-operated Lifesyne™ scanning centers in the United Kingdom, we will operate partnerships with industry leaders to achieve rapid market penetration across our target regions.

MS-PLC’s progress in the UK market is vital to the early success of the Company’s business.  However, the largest market opportunity is in the United States.  With this in mind, the Company is concluding negotiations with a university-affiliated medical center to open the first US Lifesyne™ center within their environs by the end of this year.  This physical presence and endorsement in the US is designed to promote the Lifesyne™ concept and the Medicsight™ system as one franchise package.

Revenue streams for the Medicsight™ system are expected to include scan analysis fees and franchise license fees. However, we have yet to derive any revenue from the Medicsight™ system. We cannot assure you that MS-PLC will be successful in commercializing the Medicsight™ system, or if such system is commercialized, that its use will be profitable to MS-PLC. We face obstacles in commercializing our core technology and in generating operating revenues such as, but not limited to, successful development, testing of and gaining regulatory approval for the technology.

MS-PLC does not believe that there is currently any direct comparative competition to the Medicsight™ system. There are computer-aided diagnostic systems that work in the field, but, in our view, such existing systems are overly dependent on human resources to carry out the analysis, as none have the capability of the Medicsight™ system.

The Company has had only a limited operating history upon which an evaluation of its prospects can be made. The Company’s prospects must be considered keeping in mind the risks, expenses and difficulties frequently encountered in the establishment of a new business in an ever-changing industry. There can be no assurance that the Company will be able to achieve profitable operations.

RISK FACTORS

The Company has identified a number of other specific risk areas which may effect the Company’s operations and results in the future:

Technical Risks.  The Medicsight™ system may not deliver the levels of accuracy and reliability needed, or the development of such accuracy and reliability may be delayed. The Company’s business model depends on this accuracy and reliability. Without it, the Company’s results of operations may be adversely affected.

Market Risks.  The market for the Medicsight™ system may be slower to develop or smaller than estimated or it may be more difficult to build the market than anticipated. The medical community may resist the Medicsight™ system or be slower to accept it than we expect. Revenues from the Lifesyne™ scanning centers and the licensing of the Medicsight™ system may be delayed or costs may be higher than expected which may result in the Company requiring additional funding. There can be no assurance that the Company will have access to such funding on commercially reasonable terms or at all. Any additional funding the Company does receive may result in dilution to the Company’s existing shareholders and/or may adversely affect the Company’s results of operations.

Regulatory Risks.  The Medicsight™ system is subject to numerous regulatory requirements in both the United States and Europe. Approval may be delayed or result in additional cost to the Medicsight™ system. Alternatively, the Company may not be able to obtain the necessary approval to commercialize the Medicsight™ system. Such failure would negatively affect the Company’s results of operations.

Competitive Risks.  There are a number of organizations, such as software companies in the medical imaging field and scanner manufacturers that have an interest in developing a competitive offering to the Medicsight™ system. We cannot make any assurance that they will not attempt to develop such offerings, that they will not be successful in developing such offerings or that any offerings they do successfully develop will not have a competitive edge versus the Medicsight™ system. Any such competitors that do successfully develop such an offering may erode the potential market for the Medicsight™ system.

RESULTS OF OPERATIONS

Revenues. For the quarter ended March 31, 2003 and the quarter ended March 31, 2002, the Company’s gross revenues from operations were  $9,000 and $16,000, respectively.  The Company’s revenue in the quarter ended March 31, 2003 was derived from the Company’s Lifesyne™ scanning operations. The Company’s revenue in the quarter ended March 31, 2002 was derived from the Company’s consulting activities provided by Software which have been discontinued.

Research and Development.  The Company’s research and development expenses for the quarter ended March 31, 2003 were $nil, as compared to $199,000 for the quarter ended March 31, 2002.   In Fiscal 2003, in accordance with Statement of Financial Accounting Standards (FAS) 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company capitalized certain computer software development costs.  Technical feasibility was established on completion of working models for MedicHeart, MedicLung and MedicColon software products in January 2003.  Subsequently, the Company capitalized costs of $545,000 under FAS 86. These costs capitalised comprise staff, consultants, regulatory and clinical trial costs specific to the three products. In Fiscal 2002, the Company’s research and development costs were comprised of staff and consultancy costs expensed on the Medicsight™ system.

Selling, General and Administrative Expenses.  The Company’s selling, general and administrative expenses for the quarter ended March 31, 2003, were  $2,976,000 as compared to $2,368,000 for the quarter ended March 31, 2002.  Professional fees, including consulting services, were  $380,000 for the quarter ended March 31, 2003 as compared to $243,000 for the quarter ended March 31, 2002. Also included were salaries and directors’ compensation of  $564,000, service charges and rates for property leasing of  $137,000, and rent of $167,000.  The primary components of the increased selling, general and administrative expenses for the quarter ended March 31, 2003 was an increase in professional fees and an increase in marketing costs of $105,000 as the Company initiated its various marketing strategies.  No such marketing costs were incurred in the quarter ended March 31, 2002.

Depreciation and Amortization Expense.  During Fiscal 2000, the Company acquired an intangible asset from the former parent of Insights consisting of technology valued at $22,470,000. Under SFAS No.142, this is considered an intangible asset with a definite life of 5 years. Therefore the value of the asset is amortized on a straight-line basis over this period.  The amortization charge for the quarters ended March 31, 2003 and March 31, 2002 was $1,123,000.  The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s assessment for impairment of an asset involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.  No impairment of intangibles was recorded in the quarter ended March 31, 2003.

Impairment of Excess of Purchase Price over Net Assets Acquired.  For the quarters ended March 31, 2003 and March 31, 2002, the Company had excess of purchase price over net assets acquired of $100,119,000 and $88,919,000 respectively. The increase in the quarter ended March 31, 2003 of $11,200,000 was due to the Company acquiring an additional 7,000,000 shares in MS-PLC. The excess of purchase price over net assets acquired of $88,919,000 was primarily attributable to the Company’s acquisition of Insights. As stated above, the Company adopted SFAS No. 142 on January 1, 2002. Under this standard, goodwill will no longer be amortized over its estimated useful life, but instead will be tested for impairment on an annual basis or whenever indicators of impairment arise. The Company completed its annual impairment tests as of January 1, 2003 and no impairment was recorded. Prior to January 1, 2002, goodwill was tested for impairment in a manner consistent with property, plant and equipment and intangible assets with a definite life.

Net Loss and Net Loss per Share.  Net loss was $2,678,000 for the quarter ended March 31, 2003 compared to a net loss of  $2,299,000 for the quarter ended March 31, 2002.  Net loss per share for the quarter ended March 31, 2003 was $0.13, based on weighted average shares outstanding of 21,154,874, compared to a net loss per share of $0.12 for the three months ended March 31, 2002, based on weighted average shares outstanding of 19,289,361. The increase in net loss for the quarter ended March 31, 2003, was principally caused by increased selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital.  At March 31, 2003, the Company had $764,000 in current assets. Cash and cash equivalents amounted to  $143,000. Current liabilities were  $10,573,000 at March 31, 2003.  At December 31, 2002, the Company had $2,284,000 in current assets and cash and cash equivalents amounted to $1,778,000.  Current liabilities were $8,945,000 at December 31, 2002. Working capital deficit at March 31, 2003 was  $(9,809,000), as compared to  $(6,661,000) at December 31, 2002.  The ratio of current assets to current liabilities was 0.07 to 1.0 at March 31, 2003 as compared to 0.25 to 1.0 at December 31, 2002. The decrease is primarily due to the decrease in cash and cash equivalents and increase in short term debt.

Net Decrease in Cash and Cash Equivalents.  During the quarter ended March 31, 2003, the Company’s cash and cash equivalents decreased by  $1,635,000. This decrease was primarily the result of cash flows received from shares issued by MS-PLC and the increase in short term debt being exceeded by net cash used for operations as Asia IT’s significant cash balances held on behalf of MS-PLC at December 31, 2002 were drawn on. The Company used net cash of $2,764,000 in operations. The Company received net cash of $2,191,000 in financing activities and used  $1,121,000 in investing activities.

Net Cash Used in Operations.  The use of cash in operations of  $2,764,000 in the quarter ended ended March 31, 2003, was attributable to the Company’s relatively minimal revenues at the same time that the Company incurred significant operating costs. These significant costs included professional fees, salaries and director compensation, and service charges associated with rental property and rent. The Company used cash in operations in the quarter ended March 31, 2002 of  $1,084,000.

Net Cash Used in Investment Activities.  In the quarter ended March 31, 2003, the Company had a net cash outflow from investment activities of  $1,121,000. The Company used $576,000 to purchase additional fixed assets and $545,000 on development of its software products. In the quarter ended March 31, 2002, the Company had a net cash outflow from investment activities of  $35,000.  The Company used the funds to purchase additional fixed assets.

Net Cash Provided by Financing Activities.  In the quarter ended March 31, 2003, the Company had a net cash inflow from financing activities of  $2,191,000. The funds received in the quarter ended March 31, 2003, comprised of $78,000 received from the private offering of Medicsight stock and $2,122,000 received under our debt facilities with Asia IT. For the quarter ended March 31, 2002, the Company had a net cash inflow from financing activities of  $1,007,000. The funds received comprised of $869,000 received from the private offering of MS-PLC stock and $143,000 received under our debt facilities with Asia IT.

Stockholders’ Equity.  The Company’s stockholders’ equity at March 31, 2003 was  $105,197,000, including an accumulated deficit of  $(74,852,000), as compared to $107,807,000 at December 31, 2002, including an accumulated deficit of  $(72,174,000). Additional paid-in capital was  $182,952,000 and $182,897,000, at March 31, 2003 and December 31, 2002 respectively. The reduction in stockholders’ equity was a result of an increase in accumulated deficit of  $2,678,000 offset by an increase in additional paid-in capital of  $55,000 resulting from the placement of Medicsight stock (par value approximately $0.08 per share) at a premium of  $1.42 per share.

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

On November 20, 2001, MS-PLC entered into a £10,000,000 ($16,000,000) credit facility with Asia IT.  Such facility matures in November 2004 and is secured by a lien on all assets of Medicsight.  Interest on outstanding amounts accrues at 2% above GBP LIBOR.  Pursuant to such credit facility, MS-PLC had covenanted to undertake a public offering of its ordinary shares in an amount not less than £25,000,000 not later than March 2002.  MS-PLC did not complete such an offering but the facility nevertheless remains in place. The loan is convertible into ordinary shares in MS-PLC on announcement of an Offer to Subscribe, Placing or other public offering of its ordinary shares, at the same price per share as the offering price. Due to the private offering being undertaken by MS-PLC, the loan is currently convertible.

At March 31, 2003, the Company had drawn down  $4,311,000 under the $20,000,000 facility with Asia IT, and Medicsight had drawn down  $125,000 under its £10,000,000 ($16,000,000) facility with Asia IT.

To the extent that additional capital is raised through the sale of equity or equity-related securities of the Company or its subsidiaries, the issuance of such securities could result in dilution to the Company’s stockholders. No assurance can be given, however, that the Company will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the Company’s cash requirements to implement its business strategies. If we are unable to access the capital markets or obtain acceptable financing, our results of operations and financial conditions could be materially and adversely affected.  We may be required to raise substantial additional funds through other means.  The products derived from our proprietary software, including the Medicsight™ system, are expected to account for substantially all of our revenues from operations in the foreseeable future.  Our technology has not yet been fully commercialized, and we have not begun to receive any significant revenues from commercial operations.  We cannot assure our stockholders that our technology and products will be commercialized successfully, or that if so commercialized, that revenues will be sufficient to fund our operations.  If adequate funds are not available to us, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish.

Critical Accounting Policies. In December 2001 and January 2002, the Securities and Exchange Commission requested that all registrants list their three to five most “critical accounting policies” in the Management’s Discussion and Analyses of Financial Condition and Results of Operations. The Securities and Exchange Commission indicated a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit the definition of critical accounting policies.

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

Impairment of Excess of Purchase Price Over Net Assets Acquired. The Company adopted SFAS No. 142 on January 1, 2002.  Under this standard, goodwill will no longer be amortized over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise.  Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle.  Any impairment loss incurred subsequent to the initial adoption of SFAS No 142 is recorded as a charge to current period earnings.  Under the transitional provisions of SFAS No. 142, the Company’s goodwill was tested for impairment as of January 1, 2002.  The Company completed its annual impairment tests as of January 1, 2003 and no impairment was recorded.

Software Development Costs. Costs incurred in connection with the development of software products that are intended for sale are accounted for in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. Costs incurred prior to technological feasibility being established for the product are expensed as incurred. For the Company, technical feasibility was established on completion of working models for MedicHeart, MedicLung and MedicColon software products in January 2003. Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. Amortization commences when the product is available for general release to customers.

Management regularly reviews the carrying value of its software development costs to assess whether or not there has been an impairment in its carrying value. When the carrying values of these assets exceed their estimated net recoverable amounts, an impairment provision is recorded.

Contractual Obligations

The Company has the following contractual obligations:

		Payments Due By Period
Contractual Obligations ($000’s)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt	3,250	3,250	—	—	—
Capital Lease Obligations	65	36	29	—	—
Total	3,315	3,286	29	—	—

Item 3.                       Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s exposure to market risk associated with changes in interest rates relates to its debt obligations. The Company has the following debt facilities all repayable on demand:

Debt Holder	Facility	Balance	Interest rate	At March 31

Nightingale Technologies Ltd	$10,000,000	$3,250,000	US Libor + 2%	3.28%
Asia IT Capital Investments Ltd	$20,000,000	$4,311,000	US Libor + 2%	3.28%
Asia IT Capital Investments Ltd	$15,000,000	$125,000	GBP Libor + 2%	5.57%

A hypothetical 100 basis point adverse movement in interest rates would increase interest cost by approximately $77,000 per annum assuming no further drawdowns or repayments are made.

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

Item 4.                       Controls and Procedures

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

PART II

Item 1.                       Legal Proceedings

There are currently no pending legal proceedings.

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

None.

Item 5.                       Other Information

None.

Item 6.                       Exhibits and Reports on Form 8-K

(a)           Exhibits

99.1         Certification of Chief Executive Officer (Filed herewith)

99.2         Certification of Chief Financial Officer (Filed herewith)

(b)           Reports on Form 8-K

None.

MEDICSIGHT, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2003

MEDICSIGHT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In $ thousands)

	March 31, 2003	December 31, 2002
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$143	$1,778
Accounts receivable (net of allowance for doubtful debts of $nil and $nil, respectively)	4	1
Other receivables	41	1
Prepaid expenses	261	222
Sales tax receivable	315	282
Total current assets	764	2,284

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation of $586 and $480, respectively	1,512	1,416

OTHER ASSETS, software development costs, at cost	545	—

INVESTMENTS, at cost	525	525

SECURITY DEPOSITS	748	5

INTANGIBLE ASSET, at cost, net of accumulated amortization of $10,111 and $8,988, respectively	12,359	13,482

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED, net of accumulated amortization of $16,645 at both dates	100,119	100,119
Total assets	$116,572	$117,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,975	$2,468
Accrued expenses	703	704
Accrued professional expenses	191	191
Short-term debt	7,704	5,582
Total current liabilities	10,573	8,945
CAPITAL LEASE	65	74
Total liabilities	$10,638	$9,019

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 100,000,000 shares authorized, 21,154,874 and 21,154,874 shares issued and outstanding, respectively	21	21
Additional paid-in capital	182,952	182,897
Vendor guarantee	(3,227)	(3,227)
Cumulative foreign currency translation adjustment	303	290
Accumulated deficit	(74,852)	(72,174)
Total stockholders’ equity	105,197	107,807

MINORITY INTEREST	737	1,005
	105,934	108,812
Total liabilities and stockholders’ equity	$116,572	$117,831

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MEDICSIGHT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In $ thousands, except per share amounts)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
	(unaudited)	(unaudited)
REVENUES	$9	$16

EXPENSES:
Selling, general and administrative charges	2,976	2,368
Research and development cost	—	199
	2,976	2,567

Net Loss before minority interest	(2,967)	(2,551)

MINORITY INTEREST	289	252

Net loss	$(2,678)	$(2,299)

PER SHARE DATA:
Basic and diluted loss per share	$(0.13)	$(0.12)

Weighted average number of common shares outstanding	21,154,874	19,289,361

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MEDICSIGHT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In $ thousands)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,678)	$(2,299)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	113	58
Amortization of intangible assets	1,123	1,123
Minority interest in net earnings of subsidiary	(289)	(252)
Changes in operating assets and liabilities
(Increase)/decrease in accounts receivable	(3)	48
(Increase) in prepaid expenses and other current assets	(79)	(13)
(Increase) in sales tax receivable	(33)	(40)
(Increase) in security deposits	(743)	—
(Decrease)/increase in accounts payable	(166)	141
(Decrease)/increase in accrued expenses	(9)	229
(Decrease) in accrued professional expenses	—	(79)
Net cash used in operating activities	$(2,764)	$(1,084)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(576)	(35)
Software development costs	(545)	—
Net cash used in investing activities	$(1,121)	$(35)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in capitalized lease	(9)	(5)
Increase of debt	2,122	143
Shares in Medicsight issued for cash	78	869
Net cash provided by financing activities	$2,191	$1,007

Effects of exchange rates on cash and cash equivalent	59	8

NET DECREASE IN CASH	(1,635)	(104)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	1,778	203

CASH & CASH EQUIVALENTS, END OF PERIOD	$143	$99

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MEDICSIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)                               Formation and Business of the Company

Medicsight, Inc. (formerly HTTP Technology, Inc.) and its subsidiaries are collectively referred to in this Report as the “Company”.  Our business objective is to conceive, develop and commercialize innovative medical applications derived from our core technology through our majority-owned subsidiary, Medicsight PLC (“MS-PLC”).

We were originally incorporated as a Utah corporation in 1977. On December 19, 2000, we entered into an Agreement and Plan of Merger with our wholly-owned subsidiary HTTP Technology, Inc., a Delaware corporation, and thereby effected a reincorporation of the company from Utah to Delaware. All references in this Annual Report to  “the Company”, “we” or “us” refer to Medicsight, Inc., the Delaware corporation, if the event occurred on or after December 19, 2000 or to HTTP Technology, Inc., the Utah corporation, if the event occurred prior to December 19, 2000.  We are authorized to issue 100,000,000 shares of Common Stock.

In April 2000, we acquired Radical Technology PLC, now known as HTTP Software PLC (“Software”), which provided us with a business dedicated to systems integration and software development.  In December 2000, we acquired Nightingale Technologies Ltd, now known as HTTP Insights Ltd (“Insights”), which provided us with proprietary technology called a Stochastic Perception Engine.  A Stochastic Perception Engine processes and classifies unstructured data into meaningful outputs, enabling it to be viewed, interpreted or further manipulated by the user of the application. Similar technologies sit at the core of many of today’s major software applications.  Our Stochastic Perception Engine is comprised of four principal modules: cluster analysis, statistical modeling, classification and prediction. This technology has the ability to offer unprecedented processing speed, accuracy and comprehensiveness of results when compared to existing data classification technologies. We believe that our Stochastic Perception Engine has significant potential uses in a wide variety of fields, including medical image analysis, the design of pharmaceuticals, environmental mapping, handwriting recognition, robotics and surveillance.

We have restructured our business to focus more closely on the medical imaging applications derived from our core technology.  We have concluded the process of incorporating all research, software development, management and marketing activities related to our medical imaging initiatives into MS-PLC. In November 2001 assets were transferred from our other subsidiaries to MS-PLC and the costs incurred on the development of the MedicsightTM system (our state-of-the-art digital disease detection software system) were reimbursed and assigned by way of a loan note from MS-PLC.  The amount of the loan note to Medicsight, Inc. was £3,659,104, and this loan note was converted into 57,868,582 ordinary shares of MS-PLC issued to the Company and 15,000,000 ordinary shares of MS-PLC issued to the former parent of Insights in November 2001.

(2)                               Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on April 14, 2003. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented. All significant inter-company transactions have been eliminated in consolidation.

The results of operations presented for the quarter ended March 31, 2003, are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

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

On November 20, 2001, MS-PLC entered into a £10,000,000 ($16,000,000) credit facility with Asia IT.  Such facility matures in November 2004 and is secured by a lien on all assets of Medicsight.  Interest on outstanding amounts accrues at 2% above GBP LIBOR.  Pursuant to such credit facility, MS-PLC had covenanted to undertake a public offering of its ordinary shares in an amount not less than £25,000,000 not later than March 2002.  MS-PLC did not complete such an offering but the facility nevertheless remains in place. The loan is convertible into ordinary shares in MS-PLC on announcement of an Offer to Subscribe, Placing or other public offering of its ordinary shares, at the same price per share as the offering price. Due to the private offering being undertaken by MS-PLC, the loan is currently convertible.

At March 31, 2003, the Company had drawn down  $4,311,000 under the $20,000,000 facility with Asia IT, and MS-PLC had drawn down  $125,000 under its £10,000,000 ($16,000,000) facility with Asia IT.

(4)                               Short-term Debt

The Company acquired Insights in December 2000.  At the time of such acquisition, Insights had outstanding $6,006,000 of long-term debt.  This debt was part of the original loan of $10,000,000 that Insights owed to its parent company relating to the acquisition of patent applications for its Stochastic Perception Engine technology.  The loan did bear interest at 2% above US LIBOR and is unsecured. All interest on the loan was forgiven prior to the principal being transferred to Medicsight Finance Ltd (“Finance”) on December 6, 2002. The principal of the loan does not mature until December 6, 2004 and is interest free.  As of March 31, 2003 and December 31, 2002, the balance of this loan was $3,250,000.  The terms of the loan note include a provision whereby the lender can require repayment of the principal by giving two months notice of demand.  No notice has been given as of March 31, 2003 and management does not expect the notice to be given.

(5)                               Stockholders’ Equity

On December 30, 2002, the Company effected a 1-for-3 reverse split (the “Split”) of its Common Stock.  As such, all share and per share information in the accompanying financial statements have been restated to reflect the Split.

(6)                               Goodwill and Other Intangible Assets

Goodwill

The Company adopted SFAS No. 142 effective January 1, 2002. Under this standard, goodwill will no longer be amortized over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The Company completed its impairment tests as of January 1, 2003 and no impairment was recorded. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 5 years.

Other Intangible Assets

The Company acquired an intangible asset from Insights consisting of technology valued at $22,470,000 during Fiscal 2000. Under SFAS No.142, this is considered an intangible asset with a definite life of 5 years. Therefore the value of the asset will be amortized on a straight-line basis over this period.

The carrying amount and accumulated amortization of acquired intangible assets follows:

	Jan 1, 2003	March 31, 2003

Technology	$22,470,000	$22,470,000

Accumulated amortization	$(8,988,000)	$(10,111,000)

Total intangible assets, net	$13,482,000	$12,359,000

The table below shows expected amortization expense for acquired intangible assets recorded as of January 1, 2002.

	2003	2004	2005

Amortization expense ($ thousands)	4,494	4,494	4,494

The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

(7)                               Other Assets –Software Development Costs

In accordance with Statement of Financial Accounting Standards (FAS) 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company has capitalized certain computer software development costs. Technical feasibility was established on completion of working models for MedicHeart, MedicLung and MedicColon software products in January 2003. Subsequently, the Company capitalized costs of $545,000 under FAS 86. These costs capitalized comprise staff, consultants, regulatory and clinical trial costs specific to the three products.

Amortization will be provided based on the greater of the ratios that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight line method over the estimated useful life of the product. Amortization will commence when the product is available for general release to customers.

Management regularly reviews the carrying value of its software development costs to assess whether or not there has been an impairment in its carrying value. When the carrying values of these assets exceed their estimated net recoverable amounts, an impairment provision is recorded.

(8)                               Security Deposits

As MS-PLC occupies approximately 95% of 46 Berkeley Square it acquired the security deposit on the offices for cash from International Cellulose Company Ltd in February 2003. The value of the security deposit is £470,000 ($743,000) and is interest-bearing.

(9)                               Major Customers

The Company’s revenue in the quarter ended March 31, 2003 was derived from the Company’s Lifesyne™  scanning operations. During quarter ended March 31, 2002, the Company had one customer, Commonwealth Secretariat, which accounted for 100% of its revenues. These revenues were derived from Software’s consulting and support services.

(10)                        Comprehensive Income

As of March 31, 2003 and March 31, 2002, respectively, and for the quarter then ended, comprehensive income is comprised of a net loss from operations and the net effect of foreign currency translation adjustments. This comprised a net loss of  $2,678,000 for the quarter ended March 31, 2003, and $2,299,000 for the quarter ended March 31, 2002, and foreign currency translation adjustments of  $13,000 and $(25,000), resulting in comprehensive loss of  $2,691,000 and $2,274,000, respectively.

(11)        Contingent Liability

As discussed in the notes to the financial statements of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (filed April 14, 2003), during 2001 and 2002 the Company transferred assets of two previously acquired UK subsidiaries, Insights and Software to other wholly owned UK subsidiaries in order to simplify the Company’s organizational structure.

As a result of the above, potential tax liabilities in both the US and UK arise.  The Company is pursuing the necessary elections to mitigate any potential liability.  Based on the current facts and circumstances the Company does not believe it probable that a significant tax liability will be incurred as a result of these past transactions.

(12)                        Subsequent Events

On March 20, 2003, the Board of Directors of MS-PLC approved a stock option plan for its employees and reserved 4,000,000 shares of its common stock for issuance upon exercise of options granted under this plan. On April 19, 2003, the Remuneration Committee of MS-PLC also approved the stock option plan and implemented it on April 30, 2003 by issuing options over 2,828,600 shares to employees of MS-PLC.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICSIGHT, INC.

	By:	/s/ SIMON ZUANIC
Simon Zuanic
Chief Executive Officer

	By:	/s/ PAUL GOTHARD
Paul Gothard
Chief Financial Officer

Date: May 13, 2003

CERTIFICATIONS

I, Simon Zuanic, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Medicsight, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ SIMON ZUANIC
Simon Zuanic
Chief Executive Officer

Date:  May 13, 2003

CERTIFICATIONS

I, Paul Gothard, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Medicsight, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ PAUL GOTHARD
Paul Gothard
Chief Financial Officer

Date:  May 13, 2003