Form 10-Q
period 2003-06-30
MEDICSIGHT INC
filed 2003-08-13
CIK 1001601

UNITED STATES SECURITIES AND EXCHANGE COMMISSION	OMB APPROVAL
OMB Number: 3235-0416
Washington, D.C. 20549	Expires: April 30, 2003
Estimated average burden hours per response: 9708.0

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes       ☒        No         ☐

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):  Yes       ☐        No         ☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of July 31, 2003:  21,155,189 shares of Common Stock, par value $0.001 per share.

PART I

FINANCIAL INFORMATION

Item 1.                       Financial Statements

Medicsight, Inc. and its subsidiaries are collectively referred to in this Report as the “Company”.  For purposes of the discussion contained herein, all financial information is reported on a consolidated basis. The financial statements for the Company’s fiscal quarter ended June 30, 2003 are attached to this Report, commencing at page F-1.

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

BACKGROUND

Medicsight, Inc. was originally incorporated as a Utah corporation in 1977. On December 19, 2000, the Company entered into an Agreement and Plan of Merger with its wholly-owned subsidiary HTTP Technology, Inc., a Delaware corporation, and thereby effected a re-incorporation of the Company from Utah to Delaware. All references in this Report to “the Company” refer to Medicsight, Inc., the Delaware corporation, if the event occurred on or after December 19, 2000 or to HTTP Technology, Inc., the Utah corporation, if the event occurred prior to December 19, 2000. On October 28, 2002, the Company’s name was changed from HTTP Technology, Inc. to Medicsight, Inc. On July 31, 2003 the Company reduced its authorized share capital from 100,000,000 shares to 25,000,000 shares.

The Company maintains its corporate offices at 46 Berkeley Square, London, W1J 5AT, United Kingdom, telephone +44 (0) 207-598-4070, facsimile: +44 (0) 207-598-4071, Internet address: http://www.medicsight.com.

BUSINESS STRATEGY

We are developers of software technology for medical diagnostic applications and provide medical diagnostic services in differing business models. We have four principal operating subsidiaries: Medicsight PLC (“MS-PLC”), Medicsight Asset Management Limited (“MAM”), Lifesyne UK Limited (“Lifesyne UK”) and Lifesyne US, Inc (“Lifesyne US”). HTTP Insights Ltd (“Insights”) and HTTP Software PLC (“Software”), formerly subsidiaries of the Company, were sold to independent third parties during the fourth quarter of 2002.

MS-PLC.  Our majority-owned subsidiary, MS-PLC, is currently engaged in commercializing a state-of-the-art digital expert recognition software system for digital data derived from medical imaging hardware. At June 30, 2003, the Company owned 67,127,300 ordinary shares in MS-PLC, constituting 83.3% of the outstanding shares. MS-PLC undertook a private offering outside the United States of an additional 6,131,398 ordinary shares, which was closed on December 31, 2002. As part of this offering, in December 2002 we acquired a further 1,258,718 shares in MS-PLC for £1,258,718 ($ 2,014,000). On December 23, 2002, we entered into a share swap with General Nominees and Asia IT Nominees whereby the Company issued 1,866,666 shares to General Nominees (1,674,894 shares) and Asia IT Nominees (191,772 shares) in return for 7,000,000 MS-PLC shares held by General Nominees (6,280,852 shares) and Asia IT Nominees (719,148 shares) respectively. In the six months to June 30, 2003 MS-PLC issued a further 595,000 shares to independent third parties at approximately $1.60 per share.

Lifesyne UK and Lifesyne US.  Lifesyne UK and US are wholly owned subsidiaries of MS-PLC that were established in September 2002 and June 2003 respectively for the purpose of providing branded CT scanning operating entities for the United Kingdom and United States markets.

MAM.  MAM is also a wholly owned subsidiary of MS-PLC that was established in September 2002 for the purpose of acquiring fixed assets on behalf of the operating entities in the group. MAM will negotiate and acquire equipment and fund leasehold improvements and development, which in turn will be leased to the relevant operating entity.

We restructured our business in 2001 to focus on the medical imaging applications derived from our core technology. We have concluded the process of incorporating research, software development, management and marketing activities related to our medical imaging initiatives into MS-PLC. In November 2001, assets were transferred from our other subsidiaries to MS-PLC and the costs incurred on the development of the Medicsight™ system (our expert recognition software system for the analysis of digital data derived from medical imaging hardware) were reimbursed and assigned by way of a loan note from MS-PLC. The amount of the loan note to Medicsight, Inc. was £3,659,104, and this loan note was converted into 57,868,582 ordinary shares of MS-PLC issued to the Company and 15,000,000 ordinary shares of MS-PLC issued to the former parent of Insights in November 2001.

It is now widely accepted that the most effective way to achieve early detection of the principal deadly diseases is through radiological scanning. The Medicsight™ system analyzes digital data from the new generation of multi-slice computed tomography (“MSCT”) scanners and then provides information to enable the clinician to identify and characterize possible areas of abnormality. We believe that in the future the Medicsight™ system will be capable of reliably detecting isolated pulmonary nodules in the lung, calcification of the coronary arteries, polyps in the colon and other abnormalities indicative of disease. The potential advantage of the Medicsight™ system is that it increases precision and reliability while also providing scalability that will be cost-effective. The system uses its technology to provide tools to radiologists for the identification of possible abnormalities. The clinician will then apply his/her experience to determine the next steps in medical diagnosis and treatment. We believe that the Medicsight™ system will:

•                  enable accurate and reliable scan analysis;

•                  provide a service that will be significantly cheaper than at present as it reduces the burden on radiologists who in current practice account for a significant proportion of the scan cost; and

•                  allow significant patient volume to be achieved because the analysis is semi automated and scanning volumes are not then constrained by the finite number of radiologists.

The step change in technology that increases the potential of the Medicsight™ system is the 16 detector CT scanner. This allows sub-millimeter cross-sectional slices to be captured with increased speed and reduced radiological dose when compared with traditional single slice machines. This can provide over 600 images of the chest instead of 30-60 for single slice scanners. The amount of detail now available, while enabling early detection of smaller nodules and areas of calcification, increases the time required for analysis by radiologists. Therefore the automation of scan analysis is essential. MS-PLC has identified GE Medical Systems, part of the General Electric Company of America, as a supplier of the new 16 detector CT scanners.

We are now supported by some of the most prominent names in European medicine. The Company’s Medical Board has been substantially expanded to include three Specialist Boards, each consisting of recognized authorities in the fields of heart, lung and colon, bringing a significant level of expertise to the development of our products and services.

We intend to establish a number of service centers to provide a referral-only service for the early detection of coronary heart disease, lung and colorectal cancer. Referring medical practitioners will send high-risk individuals or those displaying non-specific signs of ill health to the center for a specific scan. No self-referrals will be accepted. MS-PLC will operate its new scanning centers under the Lifesyne™ brand name. The first Lifesyne™ center was commissioned in the fourth quarter of 2002 and was followed by the scanning of our first target group at the end of Fiscal 2002. This center currently scans primarily for the earliest signs of heart disease and lung cancer. The center is located in West London within the Hammersmith Hospitals NHS Trust (“NHS Trust”). The second development phase was completed in February 2003. This phase included the creation of private pre-scan rooms for the recording of patient information, providing customer changing facilities as well as containing patient video education films and information related to the health and well-being of our customers.  This feature will also be available in all future Lifesyne™ Centers.   The Center has now been fully branded as Lifesyne™ and has begun to generate revenues from scanning services.

It is Medicsight’s intention to establish two further Lifesyne™ centers within the coming months and lease negotiations are concluding in The City of London and Manchester. In addition our flagship center in Westminster, London is expected to open in September 2003. The success of Lifesyne™ is largely dependent upon the effective implementation of its strategic marketing plan.  A number of strategic programs have been launched, all of which are supported by an integrated promotions campaign.  These programs include a series of direct mailings to over 2,000 clinicians within the London area to introduce them to the Company and its services, and advertisements in target medical journals.  The Company has recently completed recruitment of a medical sales force for London.  These people comprise primary and secondary healthcare specialists who will call on doctors in London to provide them with education and information about scan analysis while promoting Lifesyne’s services.

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

MS-PLC’s progress in the UK market is vital to the early success of the Company’s business.  However, the largest market opportunity is in the United States.  With this in mind, the Company is concluding negotiations with a university-affiliated medical center to open the first US Lifesyne™ center within their environs by the end of this year.  This physical presence and endorsement in the US is designed to promote the Lifesyne™ concept and the Medicsight™ system as one license package.

Revenue streams for the Medicsight™ system are expected to include scan analysis fees and license fees. However, we have yet to derive any revenue from the Medicsight™ system. We cannot assure you that MS-PLC will be successful in commercializing the Medicsight™ system, or if such system is commercialized, that its use will be profitable to MS-PLC. We face obstacles in commercializing our core technology and in generating operating revenues such as, but not limited to, successful development, testing of and gaining regulatory approval for the technology.

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

The Company has identified a number of other specific risk areas that may affect the Company’s operations and results in the future:

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

Regulatory Risks.  The Medicsight™ system is subject to regulatory requirements in both the United States and Europe. Approval may be delayed or incur additional cost to the Medicsight™ system.

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

RESULTS OF OPERATIONS

Revenues. For the six months ended June 30, 2003 and the six months ended June 30, 2002, the Company’s gross revenues from operations were $54,000 and $37,000, respectively.  For the quarter ended June 30, 2003 and the quarter ended June 30, 2002, the Company’s gross revenues from operations were $44,000 and $21,000, respectively.  The Company’s revenue in the six months and quarter ended June 30, 2003 was derived from the Company’s Lifesyne™ scanning operations. The Company’s revenue in the six months and quarter ended June 30, 2002 was derived from the Company’s consulting activities provided by Software.

Research and Development.  The Company’s research and development expenses for the six months and quarter ended June 30, 2003 were $nil and $nil respectively as compared to $554,000 and $355,000 for the six months and quarter ended June 30, 2002 respectively. In Fiscal 2003, in accordance with Statement of Financial Accounting Standards (FAS) 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company capitalized certain computer software development costs.  Technical feasibility was established on completion of working models for MedicHeart, MedicLung and MedicColon software products in January 2003. Subsequently, the Company capitalized costs of $1,249,000 under FAS 86. These costs capitalised comprise staff, consultants, regulatory and clinical trial costs specific to the three products. In Fiscal 2002, the Company’s research and development costs were comprised of staff and consultancy costs expensed on the Medicsight™ system.

Selling, General and Administrative Expenses.  The Company’s selling, general and administrative expenses for the six months and quarter ended June 30, 2003, were $6,569,000 and $3,592,000 respectively as compared to $4,977,000 and $2,609,000 for the six months and quarter ended June 30, 2002.  Professional fees, including consulting services, were $568,000 and $188,000 for the six months and quarter ended June 30, 2003 respectively as compared to $669,000 and $426,000 respectively for the six months and quarter ended June 30, 2002. Also included in the six months and quarter ended June 30, 2003 were salaries and directors’ compensation (including sub-contractors) of $1,762,000 and $1,198,000, service charges and rates for property leasing of $267,000 and $130,000, and rent of $316,000 and $149,000 respectively.  The primary components of the increased selling, general and administrative expenses for the six months and quarter ended June 30, 2003 was an increase in staff cost (including directors and sub-contractors) of $400,000 and $406,000 respectively and marketing costs of $338,000 and $233,000 respectively as the Company initiated its various marketing strategies.  Staff cost (including directors and sub-contractors) amounted to $1,362,000 and $792,000 respectively in the six months and quarter ended June 30, 2002 and no marketing costs were incurred in the six months ended June 30, 2002.

Depreciation and Amortization Expense.  During Fiscal 2000, the Company acquired an intangible asset from the former parent of Insights consisting of technology valued at $22,470,000. Under SFAS No.142, this is considered an intangible asset with a definite life of 5 years. Therefore the value of the asset is amortized on a straight-line basis over this period.  The amortization charge for the six months and quarters ended June 30, 2003 and June 30, 2002 was $2,247,000 and $1,124,000 respectively.  The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s assessment for impairment of an asset involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.  No impairment of intangibles was recorded in the six months and quarter ended June 30, 2003.

Impairment of excess of purchase price over net assets acquired.  For the six months and quarters ended June 30, 2003 and June 30, 2002, the Company had excess of purchase price over net assets acquired of $100,119,000 and $88,919,000 respectively. The increase in the six months ended June 30, 2003 of $11,200,000 was due to the Company acquiring an additional 7,000,000 shares in MS-PLC in December 2002. The excess of purchase price over net assets acquired of $88,919,000 was primarily attributable to the Company’s acquisition of Insights. As stated above, the Company adopted SFAS No. 142 on January 1, 2002. Under this standard, goodwill will no longer be amortized over its estimated useful life, but instead will be tested for impairment on an annual basis or whenever indicators of impairment arise. The Company completed its annual impairment tests as of January 1, 2003 and no impairment was recorded. Prior to January 1, 2002, goodwill was tested for impairment in a manner consistent with property, plant and equipment and intangible assets with a definite life.

Impairment Loss of Investment. For the six months and quarter ended June 30, 2003, the Company incurred an impairment loss on investments of $nil. For the six months and quarter ended June 30, 2002, the Company incurred an impairment loss on investments of $30,000 related to the impairment in the carrying value of one of the Company’s minority investments, Top Tier, Inc. Based on the financial status of Top Tier, Inc, the investment was permanently impaired, and the Company has recorded an impairment for the entire carrying value of this investment.

Impairment of Vendor Guarantee In the six months and quarter ended June 30, 2003 the Company recorded a reduction in the impairment of the guarantee of $697,000 to reflect its estimated realizable value. An impairment of a vendor guarantee in the amount of $6,720,000 was incurred in the six months and quarter ended June 30, 2002. These adjustments relate to the guarantee provided by Dr. Alexander Nill as to the fair value of certain assets acquired under the Company’s acquisition of Core Ventures Limited (“Core”) in September 2000. The vendor guarantee represents the fair value of Dr Nill’s stock in the Company, the proceeds of the sale of which are to be remitted to the Company. In the six months and quarter ended June 30, 2003 the Company received proceeds under the guarantee of $2,259,000 from the sale of 579,000 shares. These funds were used to reduce Medicsight, Inc’s $20m facility with Asia IT. The vendor guarantee represents the fair value of the remaining 616,000 shares at June 30, 2003 and 1,195,000 shares at June 30, 2002.

Net Loss and Net Loss per Share.  Net loss was $5,124,000 and $2,446,000 for the six months and quarter ended June 30, 2003 respectively compared to a net loss of $11,549,000 and $9,249,000 respectively for the six months and quarter ended June 30, 2002.  Net loss per share for the six months and quarter ended June 30, 2003 was $0.24 and $0.12 respectively, based on weighted average shares outstanding of 21,155,189 and 21,155,032 respectively, compared to a net loss per share of $0.60 and $0.48 respectively for the six months and quarter ended June 30, 2002, based on weighted average shares outstanding of 19,289,361. The increase in net loss for the quarter ended June 30, 2003, are principally due to the increased selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital.  At June 30, 2003, the Company had $1,130,000 in current assets. Cash and cash equivalents amounted to $nil. Current liabilities were $11,355,000 at June 30, 2003.  At December 31, 2002, the Company had $2,284,000 in current assets and cash and cash equivalents amounted to $1,778,000.  Current liabilities were $8,945,000 at December 31, 2002. Working capital deficit at June 30, 2003 was  $(10,225,000), as compared to  $(6,661,000) at December 31, 2002.  The ratio of current assets to current liabilities was 0.1 to 1.0 at June 30, 2003 as compared to 0.25 to 1.0 at December 31, 2002. The decrease is primarily due to the decrease in cash and cash equivalents and increase in short term debt.

Net Decrease in Cash and Cash Equivalents.  During the six months ended June 30, 2003, the Company’s cash and cash equivalents decreased by $1,778,000. This decrease was primarily the result of cash flows received from shares issued by MS-PLC, cash received under the vendor guarantee and the increase in short term debt being exceeded by net cash used in operating and investing activities as Asia IT’s significant cash balances held on behalf of MS-PLC at December 31, 2002 were drawn on. The Company used net cash of $4,576,000 in operations. The Company received net cash of $4,633,000 in financing activities and used  $1,775,000 in investing activities.

Net Cash Used in Operations.  The use of cash in operations of  $4,576,000 in the six months ended June 30, 2003, was attributable to the Company’s relatively minimal revenues at the same time that the Company incurred significant operating costs. These significant costs included professional fees, salaries and director compensation, marketing costs and service charges associated with rental property and rent. The Company used cash in operations in the six months ended June 30, 2002 of  $2,872,000.

Net Cash Used in Investment Activities.  In the six months ended June 30, 2003, the Company had a net cash outflow from investment activities of $1,775,000. The Company used $526,000 to purchase additional fixed assets and $1,249,000 on development of its software products. In the six months ended June 30, 2002, the Company had a net cash outflow from investment activities of $29,000. The Company used the funds to purchase additional fixed assets.

Net Cash Provided by Financing Activities.  In the six months ended June 30, 2003, the Company had a net cash inflow from financing activities of $4,633,000. The funds received in the six months ended June 30, 2003, comprised of $919,000 received from the private offering of Medicsight stock, $2,259,000 received under the vendor guarantee and $1,401,000 drawn from our debt facilities with Asia IT. For the six months ended June 30, 2002, the Company had a net cash inflow from financing activities of  $5,857,000. The funds received comprised of $5,232,000 received from the private offering of Medicsight stock and $644,000 received under our debt facilities with Asia IT.

Stockholders’ Equity.  The Company’s stockholders’ equity at June 30, 2003 was  $104,892,000, including an accumulated deficit of $(77,298,000), as compared to $107,807,000 at December 31, 2002, including an accumulated deficit of $(72,174,000). Additional paid-in capital was $183,931,000 and $182,897,000, at June 30, 2003 and December 31, 2002 respectively. The reduction in stockholders’ equity was a result of an increase in accumulated deficit of $5,124,000 offset by an increase in additional paid-in capital of $1,034,000 resulting from the placement of Medicsight stock (par value approximately $0.08 per share) at a premium of  $1.52 per share.

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

During the six months ended June 30, 2003 the Company received $2,259,000 for the sale of 579,000 shares as per the oral agreement reached with Dr Nill under the vendor guarantee. These funds were used to reduce Asia IT’s facility with the Company.

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

At June 30, 2003, the Company had drawn down  $2,553,000 under the $20,000,000 facility with Asia IT, and MS-PLC had drawn down $1,180,000 under its £10,000,000 ($16,000,000) facility with Asia IT.

To the extent that additional capital is raised through the sale of equity or equity-related securities of the Company or its subsidiaries, the issuance of such securities could result in dilution to the Company’s stockholders. No assurance can be given, however, that the Company will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the Company’s cash requirements to implement its business strategies. If we are unable to access the capital markets or obtain acceptable financing, our results of operations and financial conditions could be materially and adversely affected.  We may be required to raise substantial additional funds through other means.   The products derived from our proprietary software, including the Medicsight™ system, are expected to account for substantially all of our revenues from operations in the foreseeable future.  Our technology has not yet been fully commercialized and we have not begun to receive any significant revenues from commercial operations.  We cannot assure our stockholders that our technology and products will be commercialized successfully, or that if so commercialized, that revenues will be sufficient to fund our operations.  If adequate funds are not available to us, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish.

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

Recent Accounting Pronouncements.  In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 specifies that freestanding financial instruments within its scope constitute obligations of the issuer and that, therefore, the issuer must classify them as liabilities. Such freestanding financial instruments include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS No. 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 is effective at the beginning of the third quarter of 2003. The Company has determined that the statement will not have a material impact on the consolidated financial position, results of operations and cash flows of the Company.

Contractual Obligations

The Company has the following contractual obligations:

		Payments Due By Period
Contractual Obligations ($000’s)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt	3,250	3,250	—	—	—
Capital Lease Obligations	95	47	48	—	—
Operating Lease Obligations	739	131	262	262	84
Total	4,084	3,428	310	262	84

Item 3.                       Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s exposure to market risk associated with changes in interest rates relates to its debt obligations. The Company has the following debt facilities all repayable on demand:

Debt Holder	Facility	Balance	Interest rate	At June 30

Nightingale Technologies Ltd	$10,000,000	$3,250,000	Nil	0.00%

Asia IT Capital Investments Ltd	$20,000,000	$2,553,000	US Libor + 2%	3.20%

Asia IT Capital Investments Ltd	$16,000,000	$1,180,000	GBP Libor + 2%	4.06%

A hypothetical 100 basis point adverse movement in interest rates would increase interest cost by approximately $37,000 per annum assuming no further drawdowns or repayments are made.

Foreign Exchange Risk

The Company’s exposure to market risk associated with changes in exchange rates relate to its debt facility with Nightingale Technologies Ltd. This US$3.25m facility is translated into British Pounds as Medicsight Finance Ltd (“Finance”) accounts for its transactions in British Pounds and is therefore exposed to fluctuations between British Pounds and U.S. Dollar rates. A hypothetical 100 basis point adverse movement ($1.50 to $1.49 to £1.00) would increase the principal to repaid by  $16,000.

The Company holds limited cash balances in British Pounds so any adverse movements in the exchange rates are considered immaterial.

Item 4.                       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and communicated to our management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding the required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. At June 30, 2003, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Our chief executive officer and chief financial officer concluded that these disclosure controls and procedures are effective.

Changes in Internal Controls

During the quarter ended June 30, 2003 the Company made no significant changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses.

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

(d)                                 Not applicable.

Item 3.                       Defaults Upon Senior Securities

None.

Item 4.                       Submission of Matters to a Vote of Security Holders

On July 31, 2003, an amendment to the Certificate of Incorporation, reducing the number of shares the Company is authorized to issue from 100,000,000 shares to 25,000,000 shares was approved by a majority of the shareholders of the Company.

Item 5.                       Other Information

None.

Item 6.                       Exhibits and Reports on Form 8-K

(a)

Exhibits

3	Composite Certificate of Incorporation, as amended and currently in effect (incorporated by reference to Exhibit 3 to the Company’s Report on Form 8-K filed August 5, 2003).

31.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer - filed herewith).

31.2

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer - filed herewith).

32.1

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer - filed herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer - filed herewith).

(b)	Reports on Form 8-K

There were no reports on Form 8-K filed during the period April 1, 2003 through June 30, 2003. The Company filed a Form 8-K on August 5, 2003, announcing a reduction in the number of shares the Company is authorized to issue from 100,000,000 shares to 25,000,000 shares.

MEDICSIGHT, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
2003

MEDICSIGHT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In $ thousands)

	June 30, 2003	December 31, 2002
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$1,778
Accounts receivable	13	1
Other receivables	51	1
Prepaid expenses	554	222
Sales tax receivable	512	282
Total current assets	1,130	2,284

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation of $644 and $480, respectively	1,940	1,416

OTHER ASSETS, software development costs, at cost	1,249	—

INVESTMENTS, at cost	525	525

SECURITY DEPOSITS	781	5

INTANGIBLE ASSET, at cost, net of accumulated amortization of $11,235 and $8,988, respectively	11,235	13,482

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED	100,119	100,119

Total assets	$116,979	$117,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,465	$2,468
Accrued expenses	623	704
Accrued professional expenses	196	191
Bank overdraft	88	—
Short-term debt	6,983	5,582
Total current liabilities	11,355	8,945
CAPITAL LEASE	95	74
Total liabilities	$11,450	$9,019

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 25,000,000 shares authorized, 21,155,189 and 21,154,874 shares issued and outstanding, respectively	21	21
Additional paid-in capital	183,931	182,897
Vendor guarantee	(1,664)	(3,227)
Cumulative foreign currency translation adjustment	(98)	290
Accumulated deficit	(77,298)	(72,174)
Total stockholders’ equity	104,892	107,807

MINORITY INTEREST	637	1,005
	105,529	108,812
Total liabilities and stockholders’ equity	$116,979	$117,831

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MEDICSIGHT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In $ thousands, except per share amounts)

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002
	(unaudited)	(unaudited)

REVENUES	$44	$21

EXPENSES:
Selling, general and administrative charges	3,592	2,609
Research and development cost	—	355
Impairment of investment	—	30
Impairment of vendor guarantee	(697)	6,720
	2,895	9,714

Operating loss	(2,851)	(9,693)

OTHER INCOME:
Interest and other income	—	3

Net Loss before minority interest	(2,851)	(9,690)

MINORITY INTEREST	405	441

Net loss	$(2,446)	$(9,249)

PER SHARE DATA:
Basic and diluted loss per share	$(0.12)	$(0.48)

Weighted average number of common shares outstanding	21,155,189	19,289,361

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MEDICSIGHT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In $ thousands, except per share amounts)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
	(unaudited)	(unaudited)

REVENUES	$54	$37

EXPENSES:
Selling, general and administrative charges	6,569	4,977
Research and development cost	—	554
Impairment of investment	—	30
Impairment of vendor guarantee	(697)	6,720
	5,872	12,281

Operating loss	(5,818)	(12,244)

OTHER INCOME:
Interest and other income	—	3

Net Loss before minority interest	(5,818)	(12,241)

MINORITY INTEREST	694	692

Net loss	$(5,124)	$(11,549)

PER SHARE DATA:
Basic and diluted loss per share	$(0.24)	$(0.60)

Weighted average number of common shares outstanding	21,155,032	19,289,361

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MEDICSIGHT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
(In $ thousands)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,124)	$(11,549)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	164	115
Amortization of intangible assets	2,247	2,247
Impairment of investment	—	30
(Write back)/Impairment of vendor guarantee	(697)	6,720
Minority interest in net earnings of subsidiary	(694)	(693)
Changes in operating assets and liabilities
(Increase)/decrease in accounts receivable	(12)	3
(Increase)/decrease in prepaid expenses and other current assets	(382)	144
(Increase)/decrease in sales tax receivable	(230)	23
(Increase) in security deposits	(743)	(1)
Increase/(decrease) in accounts payable	970	(300)
(Decrease)/increase in accrued expenses	(81)	379
Increase in accrued professional expenses	6	10
Net cash used in operating activities	$(4,576)	$(2,872)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(526)	(29)
Software development costs	(1,249)	—
Net cash used in investing activities	$(1,775)	$(29)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on capitalized lease	(34)	(19)
Increase of bank overdraft	88	—
Increase of debt	1,401	644
Shares in Medicsight issued for cash	919	5,232
Funds received under vendor guarantee	2,259	—
Net cash provided by financing activities	$4,633	$5,857

Effects of exchange rates on cash and cash equivalent	(60)	2

NET (DECREASE)/INCREASE IN CASH	(1,778)	2,959

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	1,778	203

CASH & CASH EQUIVALENTS, END OF PERIOD	$—	$3,161

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

We were originally incorporated as a Utah corporation in 1977. On December 19, 2000, we entered into an Agreement and Plan of Merger with our wholly-owned subsidiary HTTP Technology, Inc., a Delaware corporation, and thereby effected a reincorporation of the company from Utah to Delaware. All references in this Annual Report to  “the Company”, “we” or “us” refer to Medicsight, Inc., the Delaware corporation, if the event occurred on or after December 19, 2000 or to HTTP Technology, Inc., the Utah corporation, if the event occurred prior to December 19, 2000.  As of July 31, 2003 we are authorized to issue 25,000,000 shares of Common Stock.

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

The results of operations presented for the six months ended June 30, 2003, are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

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

During the six months ended June 30, 2003 the Company received $2,259,000 for the sale of 579,000 shares as per the oral agreement reached with Dr Nill under the vendor guarantee. These funds were used to reduce Asia IT’s facility with the Company.

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

At June 30, 2003, the Company had drawn down $2,553,000 under the $20,000,000 facility with Asia IT, and MS-PLC had drawn down $1,180,000 under its £10,000,000 ($16,000,000) facility with Asia IT.

(4)                               Short-term Debt

The Company acquired Insights in December 2000.  At the time of such acquisition, Insights had outstanding $6,006,000 of long-term debt.  This debt was part of the original loan of $10,000,000 that Insights owed to its parent company relating to the acquisition of patent applications for its Stochastic Perception Engine technology.  The loan did bear interest at 2% above US LIBOR and is unsecured. All interest on the loan was forgiven prior to the principal being transferred to Medicsight Finance Ltd (“Finance”) on December 6, 2002. The principal of the loan does not mature until December 6, 2004 and is interest free.  As of June 30, 2003 and December 31, 2002, the balance of this loan was $3,250,000.   The terms of the loan note include a provision whereby the lender can require repayment of the principal by giving two months notice of demand.  No notice has been given as of June 30, 2003 and management does not expect the notice to be given.

(5)                               Stockholders’ Equity

On December 30, 2002, the Company effected a 1-for-3 reverse split (the “Split”) of its Common Stock.  As such, all share and per share information in the accompanying financial statements have been restated to reflect the Split. On July 31, 2003 the Company reduced its authorized share capital from 100,000,000 shares to 25,000,000 shares.

(6)                               Accounting for Stock Based Compensation

On March 20, 2003, the Board of Directors of MS-PLC approved a stock option plan for its employees and reserved 4,000,000 shares of its common stock for issuance upon exercise of options granted under this plan. On April 19, 2003, the Remuneration Committee of MS-PLC also approved the stock option plan and implemented it on April 30, 2003 by issuing options over 2,828,600 shares to employees of MS-PLC. At June 30, 2003 only 20% of the options issued were exercisable under the plan.

The Company has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123”, and measures the cost for MS-PLC’s employee stock compensation plan by using the accounting methods prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which allows that no compensation cost be recognized unless the exercise price of the options granted is greater than the fair market value of the Company’s stock at date of grant. Accordingly, no stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123, as amended by SFAS No. 148, requires disclosure of pro forma income and pro forma income per share as if the fair value based method had been applied in measuring compensation expense.

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2002
	(unaudited) $’000	(unaudited) $’000
Net income as reported:	(2,446)	(5,124)

Fair value method of stock based compensation	(25)	(25)

Proforma net income	(2,471)	(5,149)

Reported earnings per common share
Basic and diluted	(0.12)	(0.24)

Proforma earnings per common share	(0.12)	(0.24)
Basic and diluted

The fair values of options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following assumptions:

Expected life, in years	2
Risk-free interest rate	3.5%
Volatility	60%
Dividend yield	0%

(7)                               Goodwill and Other Intangible Assets

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

The carrying amount and accumulated amortization of acquired intangible assets follows:

	Jan 1, 2003	June 30, 2003

Technology	$22,470,000	$22,470,000

Accumulated amortization	$(8,988,000)	$(11,235,000)

Total intangible assets, net	$13,482,000	$11,235,000

The table below shows expected amortization expense for acquired intangible assets recorded as of January 1, 2002.

	2003	2004	2005

Amortization expense ($ thousands)	4,494	4,494	4,494

The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

(8)                               Other Assets – Software Development Costs

In accordance with Statement of Financial Accounting Standards (FAS) 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company has capitalized certain computer software development costs. Technical feasibility was established on completion of working models for MedicHeart, MedicLung and MedicColon software products in January 2003. Subsequently, the Company capitalized costs of $1,249,000 under FAS 86. These costs capitalized comprise staff, consultants, regulatory and clinical trial costs specific to the three products.

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

(9)                               Security Deposits

As MS-PLC occupies approximately 95% of 46 Berkeley Square it acquired the security deposit on the offices for cash from International Cellulose Company Ltd in February 2003. The value of the security deposit is £470,000 ($781,000) and is interest-bearing.

(10)                        Lease Commitments

The Company has entered into an operating lease for a scanner. Future minimum obligations under these lease arrangements are as follows:

For the year ending December 31,	Operating Leases	Total
	$’000	$’000
2003	131	131
2004	131	131
2005	131	131
2006	131	131
2007 and thereafter	215	215

(11)                        Major Customers

The Company’s revenue in the six months ended June 30, 2003 was derived from the Company’s Lifesyne™ scanning operations. During the six months June 30, 2002, the Company had two customers who represented a significant proportion of its revenues. The customers were Commonwealth Secretariat, which accounted for approximately 43% and Texaco Ltd., which accounted for approximately 57%.  These revenues were derived from Software’s consulting and support services.

(12)                        Comprehensive Income

As of June 30, 2003 and for the six months and quarter then ended, comprehensive income is comprised of a net loss from operations and the net effect of foreign currency translation adjustments. This comprised a net loss of $5,124,000 and $2,446,000 and foreign currency translation adjustments of $388,000 and $375,000, resulting in comprehensive loss of  $5,512,000 and $2,821,000, respectively.

(13)                        Contingent Liability

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

Date: August 13, 2003