Form 10-Q
period 2003-09-30
MEDICSIGHT INC
filed 2004-04-08
CIK 1001601

UNITED STATES	OMB APPROVAL
SECURITIES AND EXCHANGE COMMISSION	OMB Number 3235-0416
Washington, D.C. 20549	Expires: April 30, 2003
Estimated average burden hours per response: 9708.0

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 0-26886

MEDICSIGHT, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-4148725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

46 Berkeley Square, London, W1J 5AT, UNITED KINGDOM
(Address of principal executive offices, including zip code)

011-44-20-7598-4070
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of March 31, 2004: 29,282,431 shares of Common Stock, par value $0.001 per share.

NOTE REGARDING AMENDMENT AND RESTATEMENT

During fiscal 2003, the Company determined that the fair value of common stock issued in a previously recorded acquisition was incorrect.  In addition, the Company identified certain errors in its previously issued financial statements related to impairment of intangibles, goodwill, and the vendor guarantee.

As a result, the Company has restated its previously issued financial statements for the years ended December 31, 2002 and 2001.  A summary of the significant effects of the restatements is set forth below.

	December 31, 2002		December 31, 2001
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands, except per share data)

Consolidated balance sheet data as of:
Intangible assets	$13,482	$—	$17,976	$17,976
Goodwill	100,119	11,200	88,919	68,178
Additional paid in capital	182,897	162,156	166,337	145,596
Vendor guarantee	(3,227)	(3,689)	(10,000)	(10,000)
Accumulated deficit	(72,174)	(153,372)	(54,459)	(54,459)
Stockholders’ equity	107,807	5,406	101,853	81,112

	December 31, 2002
	As Previously Reported	As Restated

Consolidated statements of operations data for the year ended:
Impairment of intangibles	$—	$13,482
Impairment of vendor guarantee	6,773	6,311
Impairment of goodwill	—	68,178
Net loss	(17,715)	(98,913)
Net loss per share - basic and diluted	$(0.92)	$(5.13)

There is no effect on the consolidated statement of operations for the year ended December 31, 2001.

December 31, 2001

Fair Value attributable to the second tranche of shares issued to Nightingale Technologies Ltd

The transaction affected is the fair value attributable to the second tranche of shares issued to Nightingale Technologies Ltd (“Nightingale”) by Medicsight, PLC (“MS-PLC”) on behalf of Medicsight, Inc (“Company”) as part of the acquisition of HTTP Insights Ltd (“Insights”) in 2000.

Upon agreement with Nightingale, the seller of Insights, and in variance of the conditions precedent set forth in the original agreement, the parties agreed on November 22, 2001 that the obligation to issue the second tranche of contingent consideration would be satisfied by the direct issuance of shares in MS-PLC to Nightingale. On November 22, 2001, MS-PLC issued 15,000,000 shares to Nightingale, and Nightingale accepted such shares in satisfaction of our obligation under the original purchase agreement. The second tranche was valued at $21,832,000 based on the share price of the stock being issued by MS-PLC.

The Company believes that the initial fair value of the second tranche of 15 million shares at £1.00 ($1.455) per share was incorrect.

At a MS-PLC board meeting in November 2001, the directors agreed to settle an outstanding Loan Note payable to the Company by MS-PLC of £3,659,000 ($5,324,000), by issuing 73,868,582 shares at par (£0.05 ($0.07)). At the request of the Company, MS-PLC issued the stock in two tranches: 58,868,582 shares to the Company and 15,000,000 shares to Nightingale. At the same time MS-PLC went on to issue a further 1 million shares (par value £0.05 ($0.07) per share) to the Company at par for a subscription price of £50,000 ($72,750) in cash. Subsequently the directors of MS-PLC have sought and obtained UK Legal Counsel’s Opinion that concludes that the fair value of the shares issued to Nightingale in November 2001 was £0.05 ($0.07) per share and not £1.00 ($1.455) per share. In addition, the directors of the Company engaged an independent valuer to establish a valuation for the shares issued in November 2001 based on US GAAP.  This report ascribes a fair value of £0.05 ($0.07) per share. The revised fair value of the 15 million shares issued is $1,091,000.  The effect of the restatement is to reduce goodwill and additional paid in capital by approximately $20,741,000. The restatement had no effect on the consolidated statement of operations for the year ended December 31, 2001.

December 31, 2002

Intangible Assets

The intangible asset relates to the technology (the Stochastic Perception Engine) acquired from Insights for $22,470,000 in 2000.  During 2003, the Company reviewed the value attributable to this technology and concluded that, as there had been no further development of the technology except for the MedicsightTM applications and with the sale of Insight in December 2002, the technology should have been fully impaired at December 31, 2002. Therefore, the Company has recorded an impairment charge of $13,482,000 at December 31, 2002.

Goodwill

The Company has further evaluated the remaining goodwill of $68,178,000 from the acquisition of Insights. As the business of Insights had been transferred to other group companies in 2001 (MS-PLC) and 2002 (Medicsight Finance Ltd) and Insights sold to an independent third party during December 2002, the Company has determined that the goodwill attributable to this acquisition should have been fully impaired at December 31, 2002. Therefore, the Company has recorded an impairment charge of $68,178,000 for the year ended December 31, 2002.

Vendor Guarantee

The Vendor Guarantee arose from the acquisition of Core Ventures Limited (“Core”) and relates to an oral agreement between the Company and Dr Nill, that the proceeds of the sale of Dr Nill’s 1,195,000 shares in the Company would be remitted to the Company under the terms of the Vendor Guarantee. These shares were sold in 2003 and the Company received $3,689,000 net of commissions. At December 31, 2001 and December 31, 2002, the fair value attributed to the Vendor Guarantee was based on the weighted average share price. The Company has reviewed the fair value at December 31, 2002 and concluded that it would more be appropriate and better understood if the fair value at December 31, 2002 reflected the funds actually received in 2003 rather than show an impairment in Fiscal 2002 of $6,773,000, as reported, and then having to show a reduction in the impairment in Fiscal 2003 of $462,000. Therefore, the impairment in Fiscal 2002 has been revised from $6,773,000 to $6,311,000.

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Medicsight, Inc and its consolidated subsidiaries (the “Company”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of restructuring plans; any statement concerning developments, performance or industry rankings relating to products or services; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the performance of contracts by suppliers, customers and partners; employee management issues; the difficulty of aligning expense levels with revenue changes; and other risks that are described herein, including but not limited to the specific risks areas discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this report, and that are otherwise described from time to time in the Company’s Securities and Exchange Commission reports filed after this report. Medicsight assumes no obligation and does not intend to update these forward-looking statements.

The Company’s main operating currency is UK sterling (£).

PART 1

FINANCIAL INFORMATION

Item 1.                       Financial Statements

Medicsight, Inc. and its subsidiaries are collectively referred to in this Report as the “Company”.  For purposes of the discussion contained herein, all financial information is reported on a consolidated basis. The financial statements for the Company’s fiscal quarter ended September 30, 2003 are attached to this Report, commencing at page F-1.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

BACKGROUND

Our business objective is to conceive, develop and commercialize innovative medical applications, such as computer-aided detection (“CAD”) of disease, derived from our core technology through our majority-owned subsidiary, Medicsight PLC (“MS-PLC”).

We were originally incorporated as a Utah corporation in 1977. On December 19, 2000, we entered into an Agreement and Plan of Merger with our wholly owned subsidiary HTTP Technology, Inc., a Delaware corporation, and thereby effected a re-incorporation of the company from Utah to Delaware. All references in this Annual Report to  “the Company”, “we” or “us” refer to Medicsight, Inc., the Delaware corporation and subsidiaries, if the event occurred on or after December 19, 2000 or to HTTP Technology, Inc., the Utah corporation and subsidiaries, if the event occurred prior to December 19, 2000.  On July 31, 2003 the Company reduced its authorized share capital from 100,000,000 shares to 25,000,000 shares. On January 27, 2004 the Company increased its authorized share capital from 25,000,000 shares to 40,000,000 shares.

During the quarter ended September 30, 2003 the Company issued approximately 2,367,000 restricted shares of stock raising $7.1m as part of a $10m private placement. The Company concluded this private placement during the year ended December 31, 2003. The Company has undertaken a further $10.5m private placement of restricted stock in 2004.

In April 2000, we acquired Radical Technology PLC now known as HTTP Software PLC (“Software”) that provided us with a business dedicated to systems integration and software development.  In December 2000, we acquired Nightingale Technologies Ltd now known as HTTP Insights Ltd (“Insights”), which provided us with proprietary technology called a Stochastic Perception Engine (see “Business Strategy” below).  A Stochastic Perception Engine processes and classifies unstructured data into meaningful outputs, enabling it to be viewed, interpreted or further manipulated by the user of the application. Similar technologies sit at the core of many of today’s major software applications.  Our Stochastic Perception Engine is comprised of four principal modules: cluster analysis, statistical modeling, classification and prediction. At that time the technology had the ability to offer unprecedented processing speed, accuracy and comprehensiveness of results when compared to existing data classification technologies. Initially we believed that our Stochastic Perception Engine had significant potential uses in a wide variety of fields, including medical image analysis, the design of pharmaceuticals, environmental mapping, handwriting recognition, robotics and surveillance. Following a review of the Technology in Fiscal 2003 the Company has concluded that the non-medical applications are of limited use as there has been no development of the core technology in these fields in Fiscal 2002 and Fiscal 2003.

We have restructured our business to focus solely on the medical imaging applications derived from our core technology.  We have concluded the process of incorporating all research, software development, and management and marketing activities related to our medical imaging initiatives into MS-PLC. In November 2001 assets were transferred from our other subsidiaries to MS-PLC and the costs incurred on the development of the MedicsightTM system (our state-of-the-art digital disease detection software system comprising MedicColonTM, MedicHeartTM, and MedicLungTM) were reimbursed and assigned by way of a loan note from MS-PLC.  The amount of the loan note to Medicsight, Inc. was £3,659,104, and this loan note was converted into 57,868,582 ordinary shares of MS-PLC issued to the Company and 15,000,000 ordinary shares of MS-PLC issued to the former parent of Insights in November 2001.

On October 28, 2002, the Company’s name was changed from HTTP Technology, Inc. to Medicsight, Inc.

The Company maintains its corporate offices at 46 Berkeley Square, London, W1J 5AT, United Kingdom, telephone +44-20-7598-4070, facsimile: +44-20-7598-4071, Internet address: www.medicsight.com.

BUSINESS STRATEGY

We are developers of software technology for medical diagnostic applications and provide medical diagnostic services (Computer Aided Detection – “CAD” applications) in differing business models. We have four principal operating subsidiaries: Medicsight PLC (“MS-PLC”), Medicsight Asset Management Limited (“MAM”), Lifesyne UK Limited (“Lifesyne UK”) and Medicsight US, Inc (“MS-US”) (previously Lifesyne US). HTTP Insights Ltd and HTTP Software PLC, formerly subsidiaries of the Company, were sold to independent third parties during the fourth quarter of 2002.

MS-PLC.  Our majority-owned subsidiary, MS-PLC, is currently engaged in commercializing a state-of-the-art digital expert recognition software system for digital data derived from medical imaging hardware. At September 30, 2003, the Company owned 67,127,300 ordinary shares in MS-PLC, constituting 82.2% of the outstanding shares. At December 31, 2003, the Company acquired 1,550,000 shares in MS-PLC to settle debt of $2,482,000 due by MS-PLC to the Company.

MS-PLC undertook a private offering outside the United States of an additional 6,131,398 ordinary shares, which was closed on December 31, 2002. As part of this offering, in December 2002 we acquired a further 1,258,718 shares in MS-PLC for £1,258,718 ($ 2,014,000). On December 23, 2002, we entered into a share swap with General Nominees and Asia IT Nominees whereby the Company issued 1,866,666 shares to General Nominees (1,674,894 shares) and Asia IT Nominees (191,772 shares) in return for 7,000,000 MS-PLC shares held by General Nominees (6,280,852 shares) and Asia IT Nominees (719,148 shares) respectively. In the nine months to September 30, 2003 MS-PLC issued a further 1,695,000 shares to independent third parties at approximately $1.60 per share.

Lifesyne.  Lifesyne is a wholly owned subsidiary of MS-PLC that was established in September 2002 for the purpose of providing a branded operating entity for the United Kingdom and Ireland markets. Lifesyne is the entity that operates the scanning centers located in the United Kingdom. As the Company has decided to focus on the delivery of the software no further development of the Lifesyne strategy is envisaged beyond the Company’s current scanning requirements.

MAM.  MAM is also a wholly owned subsidiary of MS-PLC that was established in September 2002 for the purpose of acquiring fixed assets on behalf of the operating entities in the group. MAM will negotiate and acquire equipment and fund leasehold improvements and development, which in turn will be leased to the relevant operating entity.

MS-US. MS-US (previously Lifesyne US) is also a wholly owned subsidiary of MS-PLC was established to co-ordinate operations in the United States of America and is based in Nashville, Tennessee.

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

MS-PLC opened Lifesyne™’s flagship center in Westminster, London in 2003. Due to the Company concentrating on the development of the software products it has concluded that its development of the Lifesyne™ Scanning Center concept cannot be rolled out further. It represents one potential model, which will be available for licensees who see a commercial opportunity to package the concept together with our MedicsightTM software.  We are now prioritizing Lifesyne™ on the rapid acquisition of patient scan data necessary to enable our expert software to hone its characterization skills.  In this role, we have reappraised our capacity requirements and have decided to focus product development activity on the flagship center in Westminster, which will act more as a research institution.  This means the center at Ravenscourt is currently surplus to our core requirements and we are seeking a partner to operate the center as a commercial CT scanning business.

Refining our business strategy

Our aim is to become a leading developer of CAD software in medical imaging.  The Company’s strategy is based upon the following priorities:

•                  Focusing our resources on developing industry leading pattern recognition software in the medical imaging market.

•                  Targeting commercially valuable applications where the accurate identification and measurement of abnormalities will lead to improved diagnosis and treatment of life threatening diseases.

•                  Developing an international network of medical specialists, to support product development, clinical trials and commercial delivery.

•                  Creating a third party distribution network in our top 7 target countries, which account for 88% of world healthcare spend.

•                  Identifying local partners to act as licensees in other countries who have the relevant medical and commercial experience.

Key Achievements during 2003

•                  European CE and United States FDA 510(k) approvals were secured for Release One versions of Lung, Heart and Colon products.  These facilitate disease tracking in symptomatic patients.

•                  U.S. operations were established in Nashville, Tennessee.

•                  Beta test sites have been set up at St Marks Hospital and London Chest Hospital, London, Vanderbilt University, U.S.A. and CHUV University Hospital, Switzerland.

•                  We have developed a comprehensive clinical trials program, which will involve 23,000 patients over a period of 4 years, at a total cost of more than £5m.  Of nine clinical trials in the program, two are already underway and a further two are close to securing full regulatory approval.

Medicsight Product Portfolio

Our products currently target 3 therapeutic areas, Colon, Lung and Heart.  In terms of clinical practice and therefore market segmentation, the products can be split between diagnostic treatment and screening;

Diagnostic or “Disease tracking” products; these are products designed for symptomatic patients to track disease progress and monitor treatment effectiveness. The primary applications in this area are Lung nodule tracking and Heart calcium scoring though the company believes there will be a growing requirement for polyp tracking in the colon as CT colonography becomes more established

“Screening” products; for population screening of asymptomatic patients. There is much evidence to demonstrate that the early detection of colon, lung and heart disease leads to increased life expectancy.  Computer aided detection (“CAD”) CT will provide a cost effective solution in identifying these diseases early enough to significantly alter the economics of population screening programs in these areas

Business Development planned for 2004

We have an integrated business development strategy – we aim to drive sales growth from proven products (validated by clinical trials), endorsed by International Advisory Boards, using routes to market (distribution partners), recognized and demanded by the end users (informed by our marketing efforts).

Clinical Trials

The company is investing significantly in clinical trials designed to provide data to both train and validate our software.  The expect the first of these trials to be completed shortly and from the third quarter of 2004, we hope to support publication of our trial data in a series of peer reviewed journals.  Thereafter, there will be a regular flow of papers to endorse our products in leading industry publications.

Distribution

The diagnostic products have immediate markets globally; the market potential for our Lung nodule tracker product has been estimated at around $300m in the United States alone. We intend to launch in the US in the second quarter of 2004, targeting leading institutions directly at first to develop key opinion leader support for a subsequent national roll out via third party channels.  We have distribution routes into the hospitals involved in both the ACRIN and the ELCAP studies – the two leading lung trials in the US – and have already secured our first product sale into one of these institutions.

We commenced building relationships with third party distributors at the end of 2003 and already we have established strong levels of interest amongst both picture archivers (“PACS”) software companies and CT hardware manufacturers. Our aim is to have distribution coverage throughout North America and Europe by the end of 2004.

Within the Middle East and Asia, we aim to establish country or region licensees and are in active negotiations, which should lead to a minimum of 3 licenses being established this year.

Our target is to have CE approval of our first CAD products before the end of the year; these products will automatically drop into the distribution structure created above.

Marketing

A full marketing program commences in the second quarter of 2004 to support the distribution and sale of our products, including advertising, direct mail, exhibitions and an integrated PR plan.  Our aim is to have 80% awareness within our core customer base – the radiology community across our key target markets - by the end of 2004.

Milestones for 2004

•                  Strategic partnerships to be signed with leading hospitals in the United States, United Kingdom, Far East in the first half of 2004.

•                  Commercial launch of disease tracking products in United States, United Kingdom, Middle East and Far East in the second quarter of 2004.

•                  Commercial launch of first CAD product.

•                  Completion of first clinical trials.

•                  Establishment of International Advisory Boards comprising world experts in each therapeutic area.

•                  Product development partnership to be signed with leading MRI research institute.

•                  Distribution partnerships to be established in top 7 countries.

•                  License agreements to be signed covering a minimum of 3 other countries.

International Advisory Board

The Company established a Medical Board to guide the early development of the Company’s software for the pre-symptomatic detection of lung cancer, bowel cancer and coronary heart disease.  The Medical Board advised on and monitored product development, clinical targets and scanning operations and formed an important link with medical scientists and clinicians. Chaired by Dr. John Costello, the Medical Board comprised:

•                  Sir Christopher Paine

•                  Dr. John Karani

•                  Dr. Mary Roddie

•                  Dr. Jamshid Dehmeshki

•                  Mr. Paul Samuel

The Medical Board reported to MS-PLC’s Board through Dr Costello. Three specialist advisory boards supported the Medical Board with responsibility for the lung, colon and heart products.

As the Company’s strategy evolved, in particular, following the decision to concentrate our efforts on software development and international product distribution, we have acted to align our medical advisory mechanisms to the new circumstances.  The Company has therefore set up three International Advisory Boards (“IAB”).  The IABs will recruit individuals with the relevant expertise to become members and encourage the involvement of the radiologists undertaking beta testing of our products, providing data for software development and participating in our scientific program.

Some members of the original Medical Board have accepted appointments to the new IABs. Mew members will include persons with relevant expertise from the United States, Germany, France, Italy, and Japan.  The IABs are co-chaired by Dr. Costello, who reports back to the MS-PLC Board; however, much of the scientific advice and leadership will be provided through a co-chairman, chosen from the IAB members.

Terms of Reference of the International Advisory Board

The IABs will meet twice a year and fulfill the following roles:

•                  Advise on the development and application of Medicsight CT image analysis software in the territories represented.

•                  Provide links to users of CT image analysis systems in their respective territories.

•                  Assist in investor relations on an international basis.

•                  Advise on, and participate in, clinical development programs for the Company’s software.

•                  Act as advisors in relation to regulatory submissions for the Company’s products.

•                  Advise on sources of library data (CT scans) to support training and development of the Company’s software.

Objectives of the International Advisory Board

The objectives of the meetings may be varied from time-to-time, as agreed with MS-PLC, but will include the following:

•                  Ensure that members have a full understanding of the Medicsight technology and are enthused to participate in its development and application, both locally and internationally.

•                  Ensure that the clinical development program is compatible with local clinical practice.

•                  Ensure that the clinical development program is compatible with local regulatory guidelines.

•                  Obtain insight into local issues with respect to marketing of the Company’s products.

We cannot assure you that the Company will be successful in commercializing the Medicsight™ system, or if such system is commercialized, that its use will be profitable to the Company. We face obstacles in commercializing our core technology and in generating operating revenues such as, but not limited to, successful development, testing of and gaining regulatory approval for the technology.

The Company does not believe that there is currently any comparable system that is competitive with the Medicsight™ system. There are computer-aided diagnostic systems that work in the field, but, in our view, such existing systems are overly dependent on human resources to carry out the analysis, as none have the capability of the Medicsight™ system.

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

Competitive Risks. There are a number of groups and organizations, such as software companies in the medical imaging field, scanner manufacturers, screening companies and other healthcare providers, that have an interest in developing a competitive offering to the MedicsightTM system.  In addition these competitors may have significantly greater resources than the Company. We cannot make any assurance that they will not attempt to develop such offerings, that they will not be successful in developing such offerings or that any offerings they do develop will not have a competitive edge versus the MedicsightTM system.

Other Risks. The Company’s ability to deliver the software could be hindered by such risks as the loss of key personnel, the patents being successfully challenged or credit facilities reduced or called in.

RESULTS OF OPERATIONS

Adjustments to quarter ended March 31, 2003 and the quarter and six months ended June 30, 2003.

Research and Development.  During the first six months of Fiscal 2003, in accordance with Statement of Financial Accounting Standards (FAS) 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company capitalized certain computer software development costs. Technical feasibility was established on completion of working models for MedicHeart, MedicLung and MedicColon software products in January 2003. Subsequently, the Company capitalized costs of $1,249,000 in the six months ended June 30, 2003 under FAS 86. These costs capitalised comprise staff, consultants, regulatory and clinical trial costs specific to the three products.

Subsequently the Company decided that this accounting treatment was inappropriate because of the difficulty in assigning costs accurately to the various software products and versions being developed as technical and development staff are moved from product to product and version to version on a regular basis. The Company has decided to expend all research and development costs in Fiscal 2003. The Company’s research and development costs are comprised of staff and consultancy costs expensed on the Medicsight™ system. The regulatory and clinical trial charges are expensed in “Selling, general and administrative charges”.

Depreciation and Amortization Expense.  During Fiscal 2000, the Company acquired an intangible asset from the former parent of Insights consisting of technology valued at $22,470,000. Under SFAS No.142, this is considered an intangible asset with a definite life of 5 years. Therefore the value of the asset was amortized on a straight-line basis over this period.

The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s assessment for impairment of an asset involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.  During the third quarter of 2003 the Company reviewed the carrying value of the core technology acquired from Insights and decided that the core technology should be fully impaired.  This was based on the view that there were no further software applications apart from the medical imaging applications currently being developed that could be derived from the core technology. The Company further decided that the impairment should be recorded as at December 31, 2002.

Impairment of Vendor Guarantee. The Vendor Guarantee arose from the acquisition of Core Ventures Limited (“Core”) and relates to an oral agreement between the Company and Dr Nill, that the proceeds of the sale of Dr Nill’s stock of 1,195,000 shares in the Company would be remitted to the Company under the terms of the Guarantee. During Fiscal 2003 the stock was subsequently sold and the Company received $3,689,000 net of commissions. At December 31 2001 and December 31, 2002 the fair value attributed to the Vendor Guarantee was based on the weighted average share price discounted for the illiquidity of the stock. The Company has reviewed the fair value at December 31, 2002 and concluded that it would be more appropriate and better understood if the fair value at December 31, 2002 reflected the funds received in Fiscal 2003 rather than show an impairment in Fiscal 2002 of $6,773,000 as reported and then having to show a reduction in the impairment in Fiscal 2003 of £462,000. Therefore the impairment in Fiscal 2002 has been revised from $6,773,000 to $$6,311,000 and there is no impairment adjustment in Fiscal 2003.

Revised results for the quarter ended March 31, 2003 and quarter and six months ended June 30, 2003:

	Three Months Ended March 31, 2003	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(unaudited)	(unaudited)	(unaudited)
	$’000	$’000	$’000

Net income as reported:	$(2,678)	$(2,446)	$(5,124)

Selling, general & admin as reported	(2,976)	(3,593)	(6,569)
Reversal in amortization of intangible asset	1,123	1,124	2,247
Regulatory and clinical trial charges	(76)	(189)	(265)
Revised selling, general & admin	(1,929)	(2,658)	(4,587)

Research and development cost	(469)	(515)	(984)
Reversal in impairment reduction	—	(697)	(697)

Revised net income	$(2,100)	$(2,723)	$(4,823)

Reported earnings per common share
Basic and diluted	(0.12)	(0.12)	(0.24)
Revised earnings per common share
Basic and diluted	(0.10)	(0.12)	(0.22)

Revenues. For the nine months ended September 30, 2003 and the nine months ended September 30, 2002, the Company’s gross revenues from operations were $142,000 and $79,000, respectively.  For the quarter ended September 30, 2003 and the quarter ended September 30, 2002, the Company’s gross revenues from operations were $88,000 and $42,000, respectively.  The Company’s revenue in the nine months and quarter ended September 30, 2003 was derived from the Company’s Lifesyne™ scanning operations. The Company’s revenue in the nine months and quarter ended September 30, 2002 was derived from the Company’s consulting activities provided by Software.

Research and Development.  The Company’s research and development expenses for the nine months ended September 30, 2003 were $1,500,000 as compared to $862,000 for the nine months ended September 30, 2002 respectively. The Company’s research and development expenses for the quarter ended September 30, 2003 were $516,000 as compared to $307,000 for the quarter ended September 30, 2002 respectively.

Selling, General and Administrative Expenses.  The Company’s selling, general and administrative expenses for the nine months and quarter ended September 30, 2003, were $7,192,000 and $2,353,000 respectively as compared to $7,856,000 and $2,879,000 for the nine months and quarter ended September 30, 2002.

Professional fees, including consulting services, were $877,000 and $309,000 for the nine months and quarter ended September 30, 2003 respectively as compared to $1,097,000 and $428,000 respectively for the nine months and quarter ended September 30, 2002. Also included in the nine months and quarter ended September 30, 2003 were salaries and directors’ compensation (including sub-contractors) of $3,940,000 and $1,110,000, service charges and rates for property leasing of $373,000 and $106,000, and rent of $460,000 and $144,000 respectively.  The primary component of the decreased selling, general and administrative expenses for the nine months and quarter ended September 30, 2003 was a decrease in amortization of intangibles from $3,370,000 and $1,123,000 respectively for the nine months and quarter ended September 30, 2002 to $nil and $nil respectively for the nine months and quarter ended September 30, 2003. This was set off by an increase in staff cost (including directors and sub-contractors) of $1,717,000 and $248,000 respectively and marketing costs of $600,000 and $262,000 respectively as the Company initiated its various marketing strategies.  Staff cost (including directors and sub-contractors) amounted to $2,223,000 and $862,000 respectively in the nine months and quarter ended September 30, 2002 and no marketing costs were incurred in the nine months and quarter ended September 30, 2002.

Depreciation and Amortization Expense.  During Fiscal 2000, the Company acquired an intangible asset from the former parent of Insights consisting of technology valued at $22,470,000. Under SFAS No.142, this is considered an intangible asset with a definite life of 5 years. The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s assessed that the intangible’s carrying value at December 31, 2002 was negligible and the intangible was fully impaired in December 2002.

Impairment of excess of purchase price over net assets acquired.  For the nine months and quarters ended September 30, 2003 and September 30, 2002, the Company had excess of purchase price over net assets acquired of $11,200,000 and $79,378,000 respectively. As stated above, the Company adopted SFAS No. 142 on January 1, 2002. Under this standard, goodwill will no longer be amortized over its estimated useful life, but instead will be tested for impairment on an annual basis or whenever indicators of impairment arise. The Company completed its annual impairment tests as of January 1, 2003 and no impairment was recorded. Prior to January 1, 2002, goodwill was tested for impairment in a manner consistent with property, plant and equipment and intangible assets with a definite life.

Impairment Loss of Investment. For the nine months and quarter ended September 30, 2003, the Company incurred an impairment loss on investments of $95,000 relating to the impairments in the carrying value of Eurindia PLC (“Eurindia”) and Strategic Intelligence PLC (“SI-PLC”). Eurindia was impaired by $59,000 based on Eurindia’s management’s assessment of the value of its portfolio at $0.72 per share. Additionally the Company fully impaired its investment in SI-PLC ($36,000), as the Company was unable to obtain any information on or representations from SI-PLC as to the fair value.

For the nine months and quarter ended September 30, 2002, the Company incurred an impairment loss on investments of $30,000 related to the impairment in the carrying value of one of the Company’s minority investments, Top Tier, Inc. Based on the financial status of Top Tier, Inc, the investment was permanently impaired, and the Company has recorded an impairment for the entire carrying value of this investment.

Impairment of Vendor Guarantee In the nine months and quarter ended September 30, 2003 the Company did not record any adjustment to the impairment of the guarantee as it had been fully impaired in Fiscal 2002 (see note on adjustments above). An impairment of a vendor guarantee in the amount of $5,900,000 in the nine months ended September 30, 2002 and a reduction in the impairment of the guarantee of $820,000 in the quarter ended September 30, 2002. These adjustments relate to the guarantee provided by Dr. Alexander Nill as to the fair value of certain assets acquired under the Company’s acquisition of Core Ventures Limited (“Core”) in September 2000. The vendor guarantee represents the fair value of Dr Nill’s stock in the Company, the proceeds of the sale of which are to be remitted to the Company. In the nine months ended September 30, 2003 the Company received proceeds under the guarantee of $2,827,000 from the sale of 775,000 shares. These funds were used to reduce Medicsight, Inc’s $20m facility with Asia IT and fund the Company’s operations. The vendor guarantee represents the fair value of the remaining 420,000 shares at September 30, 2003 and 1,195,000 shares at September 30, 2002, net of fees.

Net Loss and Net Loss per Share.  Net loss was $7,139,000 and $2,015,000 for the nine months and quarter ended September 30, 2003 respectively compared to a net loss of $13,396,000 and $1,847,000 respectively for the nine months and quarter ended September 30, 2002.  Net loss per share for the nine months and quarter ended September 30, 2003 was $0.33 and $0.08 respectively, based on weighted average shares outstanding of 21,680,820 and 22,709,538 respectively, compared to a net loss per share of $0.69 and $0.10 respectively for the nine months and quarter ended September 30, 2002, based on weighted average shares outstanding of 19,289,462 and 19,289,570.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital.  At September 30, 2003, the Company had $3,997,000 in current assets. Cash and cash equivalents amounted to $2,909,000. Current liabilities were $8,792,000 at September 30, 2003.  At December 31, 2002, the Company had $2,284,000 in current assets and cash and cash equivalents amounted to $1,778,000.  Current liabilities were $8,977,000 at December 31, 2002. Working capital deficit at September 30, 2003 was  $(4,795,000), as compared to $(6,693,000) at December 31, 2002.  The ratio of current assets to current liabilities was 0.45 to 1.0 at September 30, 2003 as compared to 0.25 to 1.0 at December 31, 2002. The increase is primarily due to the increase in cash and cash equivalents, prepayments and recoverable sales tax.

Net Increase in Cash and Cash Equivalents.  During the nine months ended September 30, 2003, the Company’s cash and cash equivalents increased by $1,131,000. This increase was primarily the result of cash flows received from shares issued by the Company and MS-PLC and cash received under the vendor guarantee exceeded by net cash used in operating and investing activities and repayments of debt as Asia IT’s significant cash balances held on behalf of MS-PLC at December 31, 2002 were drawn on. The Company used net cash of $9,122,000 in operations. The Company received net cash of $11,744,000 in financing activities and used  $1,230,000 in investing activities.

Net Cash Used in Operations.  The use of cash in operations of  $9,122,000 in the nine months ended September 30, 2003, was attributable to the Company’s relatively minimal revenues at the same time that the Company incurred significant operating costs. These significant costs included professional fees, salaries and director compensation, marketing costs and service charges associated with rental property and rent. The Company used cash in operations in the nine months ended September 30, 2002 of  $4,599,000.

Net Cash Used in Investing Activities.  In the nine months ended September 30, 2003, the Company had a net cash outflow from investing activities of $1,230,000. The Company used these funds to purchase additional fixed assets. In the nine months ended September 30, 2002, the Company had a net cash outflow from investing activities of $51,000. The Company used the funds to purchase additional fixed assets.

Net Cash Provided by Financing Activities.  In the nine months ended September 30, 2003, the Company had a net cash inflow from financing activities of $11,744,000. The funds received in the nine months ended September 30, 2003, comprised of $7,100,000 from the Company’s $10,000,000 private offering, $2,696,000 received from the private offering of Medicsight stock, $2,827,000 received under the vendor guarantee and $481,000 repaid to our debt facilities with Asia IT. For the nine months ended September 30, 2002, the Company had a net cash inflow from financing activities of $6,637,000. The funds received comprised of $5,836,000 received from the private offering of Medicsight stock and $820,000 received under our debt facilities with Asia IT.

Stockholders’ Equity. The Company’s stockholders’ equity at September 30, 2003 was $10,209,000, including an accumulated deficit of $(160,511,000), as compared to $5,406,000 at December 31, 2002, including an accumulated deficit of $(153,372,000). Additional paid-in capital was $171,549,000 and $162,156,000, at September 30, 2003 and December 31, 2002 respectively. The reduction in stockholders’ equity was a result of an increase in accumulated deficit of $7,139,000 offset by an increase in additional paid-in capital of $9,393,000 resulting from the placement of both the Company’s and Medicsight’s stock.

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

On December 15, 2000, the Company entered into an unsecured credit facility with Asia IT which provides a $20,000,000 line of credit. Such line of credit originally expired on December 31, 2001, but has been extended until June 30, 2005. Interest on advances under the credit facility accrues at 2% above US LIBOR. The Company can draw down on this credit facility for its financing requirements, upon approval by the Company’s Board of Directors and subject to approval by Asia IT (such approval not to be unreasonably withheld). The Company is restricted from borrowing funds, directly or indirectly, other than through the credit facility with Asia IT, without the consent of Asia IT. The availability of the credit facility reduces upon the Company’s sale of any of its investment assets. The amounts drawn and interest charged under this facility are repayable on demand or at the maturity of the facility.

On November 20, 2001, Asia IT entered into a £10,000,000 ($16,000,000) credit facility with MS-PLC.  Such facility matures in November 2005 and is secured by a lien on all assets of Medicsight.  Interest on outstanding amounts accrues at 2% above GBP LIBOR.  Pursuant to such credit facility, MS-PLC had covenanted to undertake a public offering of its ordinary shares in an amount not less than £25,000,000 not later than March 2002.  MS-PLC did not complete such an offering but the facility nevertheless remains in place. The loan is convertible into ordinary shares in MS-PLC on announcement of an Offer to Subscribe, Placing or other public offering of its ordinary shares, at the same price per share as the offering price. Due to the private offering being undertaken by MS-PLC, the loan is currently convertible.

At September 30, 2003, the Company had drawn down  $884,000 under the $20,000,000 facility with Asia IT, and MS-PLC had drawn down $1,966,000 under its £10,000,000 ($16,000,000) facility with Asia IT.

During the nine months ended September 30, 2003 the Company received $2,827,000 for the sale of 775,000 shares as per the oral agreement reached with Dr Nill under the vendor guarantee. These funds were used to reduce Asia IT’s facility with the Company.

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

Revenue Recognition. We expect to earn our revenue primarily from software licenses and related services. Our revenue is recognized in accordance with Statement of Position 97-2 (SOP 97-2), as amended by Statement of Position 98-9. Currently the Company’s revenues derive from its scanning services operated by LifesyneTM. Scan revenue is recognized when the service is delivered.

The recognition of revenues from software licenses and related services will require more difficult and complex judgments. The terms of the license contract, long-term (over 12 months), short-term, cancelable, non-cancelable or per scan for example will affect the recognition of revenues from services such as up-front fees as installation, activation and up-front license fees, on-going license fees, termination fees and maintenance fees. Where fees are received prior to any service being delivered the fees are deferred until the related service has been delivered successfully and the revenue can then be recognized. Again if there are fees that relate to any “milestone” agreements these are deferred until the “milestone” has passed and then the revenue can be recognized.

The Company believes that the accounting estimates related to the recognition of revenue and establishment of reserves for uncollectible amounts in the results of operations is a “critical accounting estimate” because: (1) it requires management to make assumptions about future collections, and (2) the impact of changes in actual performance versus these estimates on the accounts receivable balance reported on our consolidated balance sheets and the results reported in our consolidated statements of operations could be material. Further the Company has no history of uncollectible amounts and therefore must initially look to the estimates for the industry or particular companies that the management feels operate in a similar environment in addition to any current market indicators about general economic conditions that might impact the collectibility of accounts.

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

The Company decided that capitalizing such expenditure was inappropriate because of the difficulty in assigning costs accurately to the various software products and versions being developed as technical and development staff are moved from product to product and version to version on a regular basis. Therefore the Company has decided to expense all research and development costs. The Company’s research and development costs are comprised of staff and consultancy costs expensed on the Medicsight™ system.

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

Calculating the estimated fair value of the asset involves significant judgments and a variety of assumptions. Judgments that the Company makes concerning the intangible acquired include assessing time and cost involved for development, time to market, risks of regulatory failure or obsolescence (due to market, environmental or technological advances for example). For calculating fair value based on discounted cash flows, we forecast future operating results and future cash flows, which includes long-term forecasts of revenue growth, gross margins and capital expenditures.

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

In connection with the adoption of SFAS No. 142, we performed our initial impairment analysis of goodwill and indefinite-lived intangible assets as of January 1, 2002. The implementation involved the determination of the fair value of each reporting unit, where a reporting unit is defined as an operating segment or one level below.

 We determined the fair value of each significant reporting unit based on discounted forecasts of future cash flows. Judgments and assumptions are required in the preparation of the estimated future cash flows, including long-term forecasts of revenue growth, gross margins and capital expenditures.

Recent Accounting Pronouncements.  In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities (“VIEs”).  FIN No.46 is applicable immediately for VIEs created after January 31, 2003 and are effective for reporting periods ending after December 15, 2003, for VIEs created prior to February 1, 2003. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, public companies that have interests in VIE’s that are commonly referred to as special purpose entities are required to applythe provisions of FIN 46R for periods ending after December 15, 2003. A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ending after March 14, 2004. The Company does not expect FIN No. 46 to have an effect on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 specifies that freestanding financial instruments within its scope constitute obligations of the issuer and that, therefore, the issuer must classify them as liabilities. Such freestanding financial instruments include mandatory redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS No. 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 is effective at the beginning of the third quarter of 2003. The Company has determined that the statement will not have a material impact on the consolidated financial position, results of operations and cash flows of the Company.

Contractual Obligations

The Company has the following contractual obligations:

			Payments Due By Period
Contractual Obligations ($000’s)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital Lease Obligations	$453	$90	$189	$174	$—
Operating Lease Obligations	2,325	488	1,013	762	62
Total	$2,778	$578	$1,202	$936	$62

Item 3.                       Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s exposure to market risk associated with changes in interest rates relates to its debt obligations. The Company has the following debt facilities all repayable on demand:

Debt Holder	Facility	Draw Down	Interest rate	At September 30

Nightingale Technologies Ltd	$10,000,000	$2,250,000	Nil	0.00%

Asia IT Capital Investments Ltd	$20,000,000	$884,000	US Libor + 2%	3.29%

Asia IT Capital Investments Ltd	$16,000,000	$1,966,000	GBP Libor + 2%	4.03%

A hypothetical 100 basis point increase in interest rates would increase interest cost by approximately $21,000 per annum assuming no further draw downs or repayments are made.

Foreign Exchange Risk

The Company’s exposure to market risk associated with changes in exchange rates relate to its debt facility with Nightingale Technologies Ltd. This US$2.25m facility is translated into British Pounds as Medicsight Finance Ltd (“Finance”) accounts for its transactions in British Pounds and is therefore exposed to fluctuations between British Pounds and U.S. Dollar rates. A hypothetical 100 basis point adverse movement ($1.50 to $1.49 to £1.00) would increase the principal to repaid by  $16,000.

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

Changes in Internal Controls

During the quarter ended September 30, 2003 the Company made no significant changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses.

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

(b)

Reports on Form 8-K

On August 5, 2003, the Company filed a Current Report on Form 8-K announcing an amendment to its Certificate of Incorporation reducing the number of shares the Company is authorized to issue from 100,000,000 shares to 25,000,000 shares.

On November 14, 2003, as amended on December 23, 2003, the Company filed a Current Report on Form 8-K announcing the resignation of BDO Stoy Hayward as the Company’s auditors on November 7, 2003.

On November 21, 2003 the Company filed a Current Report on Form 8-K announcing that the Company engaged the firm of Amper, Politziner & Mattia, P. C. as the Company’s independent accountants.

On January 13, 2004 the Company filed a Current Report on Form 8-K announcing that the Company has concluded that a restatement of a previously recorded transaction is required.

On January 30, 2004, the Company filed a Current Report on Form 8-K announcing an amendment to its Certificate of Incorporation increasing the number of shares the Company is authorized to issue from 25,000,000 shares to 40,000,000 shares.

MEDICSIGHT, INC. AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)
AS OF AND FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2003

Condensed Consolidated Balance Sheets as of September 30, 2003 (Unaudited) and December 31, 2002 (Restated)(Audited)

Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2003 (Unaudited) and the Three Months Ended September 30, 2002 (Unaudited)

Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2003 (Unaudited) and the Nine Months Ended September 30, 2002 (Unaudited)

Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2003 (Unaudited) and the Nine Months Ended September 30, 2002 (Unaudited)

Notes to Condensed Consolidated Financial Statements

MEDICSIGHT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In $ thousands)

	September 30, 2003 (unaudited)	December 31, 2002 (audited) Restated - Note 3

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,909	$1,778
Accounts receivable	106	1
Other receivables	64	1
Prepaid expenses	317	222
Sales tax receivable	601	282
Total current assets	3,997	2,284

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation of $803 and $480, respectively	3,262	1,416

INVESTMENTS, at cost	429	525

SECURITY DEPOSITS	789	5

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED	11,200	11,200

Total assets	$19,677	$15,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,632	$2,468
Accrued expenses	819	704
Accrued professional expenses	122	191
Bank overdraft	29	—
Line of credit – related party	2,850	2,332
Current portion of obligations under capital leases	90	32
Short-term debt	2,250	3,250
Total current liabilities	8,792	8,977
CAPITAL LEASE	363	42
Total liabilities	$9,155	$9,019

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 25,000,000 shares authorized, 21,155,189 and 21,154,874 shares issued and outstanding, respectively	24	21
Additional paid-in capital	171,549	162,156
Vendor guarantee	(861)	(3,689)
Cumulative foreign currency translation adjustment	8	290
Accumulated deficit	(160,511)	(153,372)
TOTAL STOCKHOLDERS’ EQUITY	10,209	5,406
Minority interest	313	1,005
	10,522	6,411
Total liabilities and stockholders’ equity	$19,677	$15,430

The accompanying notes are an integral part of these condensed statements.

MEDICSIGHT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In $ thousands, except per share amounts)

	Three Months Ended September 30, 2003 (unaudited)	Three Months Ended September 30, 2002 (unaudited)

REVENUES	$88	$42

EXPENSES:
Selling, general and administrative charges	2,353	2,879
Research and development cost	516	307
Impairment of investment	95	—
Impairment of vendor guarantee	—	(820)
	2,964	2,366

Operating loss	(2,876)	(2,324)

OTHER INCOME:
Interest and other income	8	—

Net Loss before minority interest	(2,868)	(2,355)

MINORITY INTEREST	853	477

Net loss	$(2,015)	$(1,847)

PER SHARE DATA:
Basic and diluted loss per share	$(0.08)	$(0.10)

Weighted average number of common shares outstanding	22,709,538	19,289,570

The accompanying notes are an integral part of these condensed statements.

MEDICSIGHT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In $ thousands, except per share amounts)

	Nine Months Ended September 30, 2003 (unaudited)	Nine Months Ended Sptember 30, 2002 (unaudited)

REVENUES	$142	$79

EXPENSES:
Selling, general and administrative charges	7,192	7,856
Research and development cost	1,500	862
Impairment of investment	95	30
Impairment of vendor guarantee	—	5,900
	8,787	14,648

Operating loss	(8,645)	(14,569)

OTHER INCOME:
Interest and other income	8	3

Net Loss before minority interest	(8,637)	(14,566)

MINORITY INTEREST	1,498	1,170

Net loss	$(7,139)	$(13,396)

PER SHARE DATA:
Basic and diluted loss per share	$(0.33)	$(0.69)

Weighted average number of common shares outstanding	21,680,820	19,289,462

The accompanying notes are an integral part of these condensed statements.

MEDICSIGHT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In $ thousands)

	Nine Months Ended September 30, 2003 (unaudited)	Nine Months Ended September 30, 2002 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,139)	$(13,396)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	420	173
Amortization of intangible assets	—	3,370
Impairment of investment	96	30
Impairment of vendor guarantee	—	5,900
Minority interest in net earnings of subsidiary	(1,498)	(1,170)
(Increase)/decrease in assets
Accounts receivable	(105)	93
Prepaid expenses and other current assets	(157)	61
Sales tax receivable	(319)	(47)
Security deposits	(743)	21
Increase/(decrease) in liabilities
Accounts payable	252	13
Accrued expenses	140	395
Accrued professional expenses	(69)	(42)
Net cash used in operating activities	(9,122)	(4,599)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,230)	(51)
Net cash used in investing activities	(1,230)	(51)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on capitalized lease	(427)	(19)
Increase of bank overdraft	29	—
Increase/(decrease) of debt	(481)	820
Shares issued for cash	7,100	—
Shares in Medicsight issued for cash	2,696	5,836
Funds received under vendor guarantee	2,827	—
Net cash provided by financing activities	11,744	6,637

Effects of exchange rates on cash and cash equivalent	(261)	12

NET CHANGE IN CASH & CASH EQUIVALENTS	1,131	1,999

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	1,778	203

CASH & CASH EQUIVALENTS, END OF PERIOD	$2,909	$2,202

NON CASH FINANCING ACTIVITIES
Capital lease obligations for equipment	841	74

The accompanying notes are an integral part of these condensed statements.

MEDICSIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
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

We were originally incorporated as a Utah corporation in 1977. On December 19, 2000, we entered into an Agreement and Plan of Merger with our wholly-owned subsidiary HTTP Technology, Inc., a Delaware corporation, and thereby effected a re-incorporation of the company from Utah to Delaware. All references in this Annual Report to  “the Company”, “we” or “us” refer to Medicsight, Inc., the Delaware corporation and subsidiaries, if the event occurred on or after December 19, 2000 or to HTTP Technology, Inc., the Utah corporation and subsidiaries, if the event occurred prior to December 19, 2000.

In April 2000, we acquired Radical Technology PLC, now known as HTTP Software PLC (“Software”), which provided us with a business dedicated to systems integration and software development.  In December 2000, we acquired Nightingale Technologies Ltd, now known as HTTP Insights Ltd (“Insights”), which provided us with proprietary technology called a Stochastic Perception Engine. A Stochastic Perception Engine processes and classifies unstructured data into meaningful outputs, enabling it to be viewed, interpreted or further manipulated by the user of the application. Similar technologies sit at the core of many of today’s major software applications.  Our Stochastic Perception Engine is comprised of four principal modules: cluster analysis, statistical modeling, classification and prediction. At that time the technology had the ability to offer unprecedented processing speed, accuracy and comprehensiveness of results when compared to existing data classification technologies. Initially we believed that our Stochastic Perception Engine had significant potential uses in a wide variety of fields, including medical image analysis, the design of pharmaceuticals, environmental mapping, handwriting recognition, robotics and surveillance. Following a review of the Technology in Fiscal 2003 the Company has concluded that the non-medical applications are of limited use as there has been no development of the core technology in these fields in Fiscal 2002 and Fiscal 2003.

We have restructured our business to focus solely on the medical imaging applications derived from our core technology.  We have concluded the process of incorporating all research, software development, and management and marketing activities related to our medical imaging initiatives into MS-PLC. In November 2001 assets were transferred from our other subsidiaries to MS-PLC and the costs incurred on the development of the MedicsightTM system (our state-of-the-art digital disease detection software system comprising MedicColonTM, MedicHeartTM, and MedicLungTM) were reimbursed and assigned by way of a loan note from MS-PLC.  The amount of the loan note to Medicsight, Inc. was £3,659,104, and this loan note was converted into 57,868,582 ordinary shares of MS-PLC issued to the Company and 15,000,000 ordinary shares of MS-PLC issued to the former parent of Insights in November 2001.

(2)                               Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the Fiscal years ended December 31, 2003, 2002 (restated), 2001 (restated), filed on April 8, 2004. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented. All significant inter-company transactions have been eliminated in consolidation.

The results of operations presented for the nine months ended September 30, 2003, are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

The Company has incurred significant operating losses since inception.  As a result, the Company has generated negative cash flows from operations, and has an accumulated deficit at September 30, 2003.  The Company operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities and borrowed funds.  The Company is currently seeking additional funding are actively developing the technology in order to bring it to market.  While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance, however, that management’s efforts will be successful or that the product it markets will be accepted by consumers.

(3)                               Restatement of financial statements

During fiscal 2003, the Company determined that the fair value of common stock issued in a previously recorded acquisition was incorrect.  In addition, the Company identified certain errors in its previously issued financial statements related to impairment of intangibles, goodwill, and the vendor guarantee.

As a result, the Company has restated its previously issued financial statements for the years ended December 31, 2002 and 2001.  A summary of the significant effects of the restatements is set forth below.

	December 31, 2002		December 31, 2001
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands, except per share data)
Consolidated balance sheet data as of:
Intangible assets	$13,482	$—	$17,976	$17,976
Goodwill	100,119	11,200	88,919	68,178
Additional paid in capital	182,897	162,156	166,337	145,596
Vendor guarantee	(3,227)	(3,689)	(10,000)	(10,000)
Accumulated deficit	(72,174)	(153,372)	(54,459)	(54,459)
Stockholders’ equity	107,807	5,406	101,853	81,112

	December 31, 2002
	As Previously Reported	As Restated
Consolidated statements of operations
data for the year ended:
Impairment of intangibles	$—	$13,482
Impairment of vendor guarantee	6,773	6,311
Impairment of goodwill	—	68,178
Net loss	(17,715)	(98,913)
Net loss per share - basic and diluted	$(0.92)	$(5.13)

There is no effect on the consolidated statement of operations for the year ended December 31, 2001.

December 31, 2001

Fair Value attributable to the second tranche of shares issued to Nightingale Technologies Ltd

The transaction affected is the fair value attributable to the second tranche of shares issued to Nightingale Technologies Ltd (“Nightingale”) by Medicsight, PLC (“MS-PLC”) on behalf of Medicsight, Inc (“Company”) as part of the acquisition of HTTP Insights Ltd (“Insights”) in 2000.

Upon agreement with Nightingale, the seller of Insights, and in variance of the conditions precedent set forth in the original agreement, the parties agreed on November 22, 2001 that the obligation to issue the second tranche of contingent consideration would be satisfied by the direct issuance of shares in MS-PLC to Nightingale. On November 22, 2001, MS-PLC issued 15,000,000 shares to Nightingale, and Nightingale accepted such shares in satisfaction of our obligation under the original purchase agreement. The second tranche was valued at $21,832,000 based on the share price of the stock being issued by MS-PLC.

The Company believes that the initial fair value of the second tranche of 15 million shares at £1.00 ($1.455) per share was incorrect.

At a MS-PLC board meeting in November 2001, the directors agreed to settle an outstanding Loan Note payable to the Company by MS-PLC of £3,659,000 ($5,324,000), by issuing 73,868,582 shares at par (£0.05 ($0.07)). At the request of the Company, MS-PLC issued the stock in two tranches: 58,868,582 shares to the Company and 15,000,000 shares to Nightingale. At the same time MS-PLC went on to issue a further 1 million shares (par value £0.05 ($0.07) per share) to the Company at par for a subscription price of £50,000 ($72,750) in cash. Subsequently the directors of MS-PLC have sought and obtained UK Legal Counsel’s Opinion that concludes that the fair value of the shares issued to Nightingale in November

2001 was £0.05 ($0.07) per share and not £1.00 ($1.455) per share. In addition, the directors of the Company engaged an independent valuer to establish a valuation for the shares issued in November 2001 based on US GAAP.  This report ascribes a fair value of £0.05 ($0.07) per share. The revised fair value of the 15 million shares issued is $1,091,000.  The effect of the restatement is to reduce goodwill and additional paid in capital by approximately $20,741,000. The restatement had no effect on the consolidated statement of operations for the year ended December 31, 2001.

December 31, 2002

Intangible Assets

The intangible asset relates to the technology (the Stochastic Perception Engine) acquired from Insights for $22,470,000 in 2000.  During 2003, the Company reviewed the value attributable to this technology and concluded that, as there had been no further development of the technology except for the MedicsightTM applications and with the sale of Insight in December 2002, the technology should have been fully impaired at December 31, 2002. Therefore, the Company has recorded an impairment charge of $13,482,000 at December 31, 2002.

Goodwill

The Company has further evaluated the remaining goodwill of $68,178,000 from the acquisition of Insights. As the business of Insights had been transferred to other group companies in 2001 (MS-PLC) and 2002 (Medicsight Finance Ltd) and Insights sold to an independent third party during December 2002, the Company has determined that the goodwill attributable to this acquisition should have been fully impaired at December 31, 2002. Therefore, the Company has recorded an impairment charge of $68,178,000 for the year ended December 31, 2002.

Vendor Guarantee

The Vendor Guarantee arose from the acquisition of Core Ventures Limited (“Core”) and relates to an oral agreement between the Company and Dr Nill, that the proceeds of the sale of Dr Nill’s 1,195,000 shares in the Company would be remitted to the Company under the terms of the Vendor Guarantee. These shares were sold in 2003 and the Company received $3,689,000 net of commissions. At December 31, 2001 and December 31, 2002, the fair value attributed to the Vendor Guarantee was based on the weighted average share price. The Company has reviewed the fair value at December 31, 2002 and concluded that it would more be appropriate and better understood if the fair value at December 31, 2002 reflected the funds actually received in 2003 rather than show an impairment in Fiscal 2002 of $6,773,000, as reported, and then having to show a reduction in the impairment in Fiscal 2003 of $462,000. Therefore, the impairment in Fiscal 2002 has been revised from $6,773,000 to $6,311,000.

(4)                               Lines of Credit

On December 15, 2000, the Company entered into an unsecured credit facility with Asia IT, which provides a $20,000,000 line of credit. Such line of credit originally expired on December 31, 2001, but has been extended until June 30, 2005. Interest on advances under the credit facility accrues at 2% above US LIBOR. The Company can draw down on this credit facility for its financing requirements, upon approval by the Company’s Board of Directors and subject to approval by Asia IT (such approval not to be unreasonably withheld). The Company is restricted from borrowing funds, directly or indirectly, other than through the credit facility with Asia IT, without the consent of Asia IT. The availability of the credit facility would be reduced upon the Company’s sale of any of its investment assets. The amounts drawn and interest charged under this facility are repayable on demand or at the maturity of the facility.

On November 20, 2001, MS-PLC entered into a £10,000,000 ($16,000,000) credit facility with Asia IT.  Such facility matures in November 2005 and is secured by a lien on all assets of Medicsight.  Interest on outstanding amounts accrues at 2% above GBP LIBOR.  Pursuant to such credit facility, MS-PLC had covenanted to undertake a public offering of its ordinary shares in an amount not less than £25,000,000 not later than March 2002.  MS-PLC did not complete such an offering but the facility nevertheless remains in place. The loan is convertible into ordinary shares in MS-PLC on announcement of an Offer to Subscribe, Placing or other public offering of its ordinary shares, at the same price per share as the offering price. Due to the private offering being undertaken by MS-PLC, the loan is currently convertible.

At September 30, 2003, the Company had drawn down $884,000 under the $20,000,000 facility with Asia IT, and MS-PLC had drawn down $1,966,000 under its £10,000,000 ($16,000,000) facility with Asia IT.

In addition during the nine months ended September 30, 2003 the Company received $2,827,000 for the sale of 775,000 shares as per the oral agreement reached with Dr Nill under the vendor guarantee. These funds were used to reduce Asia IT’s facility with the Company.

(5)                               Short-term Debt

The Company acquired Insights in December 2000.  At the time of such acquisition, Insights had outstanding $6,006,000 of long-term debt.  This debt was part of the original loan of $10,000,000 that Insights owed to its parent company relating to the acquisition of patent applications for its Stochastic Perception Engine technology.  The loan did bear interest at 2% above US LIBOR and is unsecured. All interest on the loan was forgiven prior to the principal being transferred to Medicsight Finance Ltd (“Finance”) on December 6, 2002. The principal of the loan does not mature until December 6, 2004 and is interest free.  As of September 30, 2003 and December 31, 2002, the balance of this loan was $2,250,000 and $3,250,000 respectively. The debt was fully repaid by December 31, 2003. The terms of the loan note include a provision whereby the lender can require repayment of the principal by giving two months notice of demand. No notice has been given as of September 30, 2003 and management does not expect the notice to be given.

(6)                               Stockholders’ Equity

On December 30, 2002, the Company effected a 1-for-3 reverse split (the “Split”) of its Common Stock.  As such, all share and per share information in the accompanying financial statements have been restated to reflect the Split. On July 31, 2003 the Company reduced its authorized share capital from 100,000,000 shares to 25,000,000 shares. On January 27, 2004 the Company increased its authorized share capital from 25,000,000 shares to 40,000,000 shares.

During the quarter ended September 30, 2003 the Company issued approximately 2,367,000 restricted shares of stock raising $7.1m as part of a $10m private placement. The Company concluded this private placement during the year ended December 31, 2003. The Company has undertaken a further $10.5m private placement of restricted stock in 2004.

(7)                               Accounting for Stock Based Compensation

On March 20, 2003, the Board of Directors of MS-PLC approved a stock option plan for its employees and reserved 4,000,000 shares of its common stock for issuance upon exercise of options granted under this plan. On April 19, 2003, the Remuneration Committee of MS-PLC also approved the stock option plan and implemented it on April 30, 2003 by issuing options over 2,828,600 shares to employees of MS-PLC. At September 30, 2003 only 20% of the options issued were exercisable under the plan.

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

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
	(unaudited)	(unaudited)
	$’000	$’000
Net income as reported:	(1,946)	(6,072)

Fair value method of stock based compensation	(22)	(44)

Proforma net income	(1,968)	(6,116)

Reported earnings per common share
Basic and diluted	(0.08)	(0.28)
Proforma earnings per common share
Basic and diluted	(0.08)	(0.28)

The fair values of options granted were determined under the intrinsic value method for expense determined under the fair value based method, net of related tax effects.

(8)                               Goodwill and Other Intangible Assets

Goodwill

The Company adopted SFAS No. 142 effective January 1, 2002. Under this standard, goodwill will no longer be amortized over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The Company completed its impairment tests as of January 1, 2003 and fully impaired the goodwill of $68,178,000 associated with the acquisition of Insights in 2000.

The Goodwill of $11,200,000 acquired in 2002 arose from the fair value attributable to the share swap with General Nominees and Asia IT Nominees whereby the Company issued 1,866,666 shares to General Nominees (1,674,894 shares) and Asia IT Nominees (191,772 shares) in return for 7,000,000 MS-PLC shares held by General Nominees (6,280,852 shares) and Asia IT Nominees (719,148 shares) respectively.

Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 5 years.

Other Intangible Assets

During Fiscal 2000, the Company acquired an intangible asset from the former parent of Insights consisting of technology valued at $22,470,000. Under SFAS No.142, this is considered an intangible asset with a definite life of 5 years. Therefore the value of the asset was amortized on a straight-line basis over this period.

The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s assessment for impairment of an asset involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.  During the last quarter of 2003 the Company reviewed the carrying value of the core technology acquired from Insights and decided that the core technology should be fully impaired.  This was based on the view that there were no further software applications apart from the medical imaging applications currently being developed that could be derived from the core technology. The Company further decided that the impairment should be recorded as at December 31, 2002.

(9)                               Other Assets – Software Development Costs

During the first six months of Fiscal 2003, in accordance with Statement of Financial Accounting Standards (FAS) 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company capitalized certain computer software development costs. Technical feasibility was established on completion of working models for MedicHeart, MedicLung and MedicColon software products in January 2003. Subsequently, the Company capitalized costs of $1,249,000 in the six months ended June 30, 2003 under FAS 86. These costs capitalised comprise staff, consultants, regulatory and clinical trial costs specific to the three products.

Subsequently the Company decided that this accounting treatment was inappropriate because of the difficulty in assigning costs accurately to the various software products and versions being developed as technical and development staff are moved from product to product and version to version on a regular basis. The Company has decided to expend all research and development costs in 2003. The Company’s research and development costs are comprised of staff and consultancy costs expensed on the Medicsight™ system. The regulatory and clinical trial charges are expensed in “Selling, general and administrative charges”.

(10)                        Security Deposits

As MS-PLC occupies approximately 95% of 46 Berkeley Square it acquired the security deposit on the offices for cash from International Cellulose Company Ltd in February 2003. The value of the security deposit is £470,000 ($781,000) and is interest-bearing.

(11)                        Lease Commitments

The Company has entered into property leases for the Westminster and Ravenscourt centers. Future minimum obligations under these lease arrangements are as follows:

For the year ending December 31,	Property Leases	Total
	($’000)	($’000)
2003	488	488
2004	504	504
2005	509	509
2006	509	509
2007 and thereafter	315	315

(12)                        Major Customers

The Company’s revenue in the nine months ended September 30, 2003 was derived from the Company’s Lifesyne™ scanning operations. During the nine months September 30, 2002, the Company had two customers who represented a significant proportion of its revenues. The customers were Commonwealth Secretariat, which accounted for approximately 43% and Texaco Ltd., which accounted for approximately 57%.  These revenues were derived from Software’s consulting and support services.

(13)                        Comprehensive Income

As of September 30, 2003 and for the nine months and quarter then ended, comprehensive income is comprised of a net loss from operations and the net effect of foreign currency translation adjustments. This comprised a net loss of $7,139,000 and $2,015,000 and foreign currency translation adjustments of $282,000 and $(106,000), resulting in comprehensive loss of  $7,421,000 and $1,909,000, respectively.

(14)        Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities (“VIEs”).   FIN No.46 is applicable immediately for VIEs created after January 31, 2003 and are effective for reporting periods ending after December 15, 2003, for VIEs created prior to February 1, 2003. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, public companies that have interests in VIE’s that are commonly referred to as special purpose entities are required to applythe provisions of FIN 46R for periods ending after December 15, 2003. A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ending after March 14, 2004. The Company does not expect FIN No. 46 to have an effect on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 specifies that freestanding financial instruments within its scope constitute obligations of the issuer and that, therefore, the issuer must classify them as liabilities. Such freestanding financial instruments include mandatory redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS No. 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 is effective at the beginning of the third quarter of 2003. The Company has determined that the statement will not have a material impact on the consolidated financial position, results of operations and cash flows of the Company.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICSIGHT, INC.

	By:	/s/ STEPHEN FORSYTH
Stephen Forsyth
Chief Executive Officer

	By:	/s/ PAUL GOTHARD
Paul Gothard
Chief Financial Officer

April 8, 2004