Form 10-K
period 2004-01-15
MEDICSIGHT INC
filed 2004-04-08
CIK 1001601

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal years ended: December 31, 2003, December 31, 2002 (restated), and December 31, 2001 (restated).
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

MEDICSIGHT, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	0-26886 (Commission File Number)	13-4148725 (I.R.S. Employer Identification No.)
46 Berkeley Square, London W1J 5AT, United Kingdom (Address of Principal Executive Offices) (Zip Code)
011-44-207-598-4070 (Registrant's Telephone Number, Including Area Code)

        Securities registered under section 12(b) of the Exchange Act: Not applicable

        Securities registered under section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The aggregate market value of the voting and non-voting common equity of Medicsight, Inc. held by non-affiliates was $33,530,285 based on the average bid and asked prices of such common equity as of June 30, 2003.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST FIVE YEARS

        Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

        As of March 31, 2004 the number of shares of Common Stock, par value $0.001 per share, of Medicsight, Inc. issued and outstanding was 29,282,431.

DOCUMENTS INCORPORATED BY REFERENCE

        None.

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

	December 31, 2002		December 31, 2001
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands, except per share data)
Consolidated balance sheet data as of:
Intangible assets	$13,482	$—	$17,976	$17,976
Goodwill	100,119	11,200	88,919	68,178
Additional paid in capital	182,897	162,156	166,337	145,596
Vendor guarantee	(3,227)	(3,689)	(10,000)	(10,000)
Accumulated deficit	(72,174)	(153,372)	(54,459)	(54,459)
Stockholders' equity	107,807	5,406	101,853	81,112
	December 31, 2002
	As Previously Reported	As Restated
Consolidated statements of operations data for the year ended:
Impairment of intangibles	$—	$13,482
Impairment of vendor guarantee	6,773	6,311
Impairment of goodwill	—	68,178
Net loss	(17,715)	(98,913)
Net loss per share—basic and diluted	$(0.92)	$(5.13)

        There is no effect on the consolidated statement of operations for the year ended December 31, 2001.

December 31, 2001

Fair Value attributable to the second tranche of shares issued to Nightingale Technologies Ltd

        The transaction affected is the fair value attributable to the second tranche of shares issued to Nightingale Technologies Ltd ("Nightingale") by Medicsight, PLC ("MS-PLC") on behalf of Medicsight, Inc ("Company") as part of the acquisition of HTTP Insights Ltd ("Insights") in 2000.

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

        At a MS-PLC board meeting in November 2001, the directors agreed to settle an outstanding Loan Note payable to the Company by MS-PLC of £3,659,000 ($5,324,000), by issuing 73,868,582 shares at par (£0.05 ($0.07)). At the request of the Company, MS-PLC issued the stock in two tranches: 58,868,582 shares to the Company and 15,000,000 shares to Nightingale. At the same time MS-PLC went on to issue a further 1 million shares (par value £0.05 ($0.07) per share) to the Company at par for a subscription price of £50,000 ($72,750) in cash. Subsequently the directors of MS-PLC have sought and obtained UK Legal Counsel's Opinion that concludes that the fair value of the shares issued to Nightingale in November 2001 was £0.05 ($0.07) per share and not £1.00 ($1.455) per share. In addition, the directors of the Company engaged an independent valuer, Intangible Business Limited, to establish a valuation for the shares issued in November 2001 based on US GAAP. This report ascribes a fair value of £0.05 ($0.07) per share. A copy of this report is filed herewith (Exhibit 99.1). The revised fair value of the 15 million shares issued is $1,091,000. The effect of the restatement is to reduce goodwill and additional paid in capital by approximately $20,741,000. The restatement had no effect on the consolidated statement of operations for the year ended December 31, 2001.

        As a result of the above, the Company had not filed its third quarter Form 10-Q (September 30, 2003) and the Company's listing has been moved to the OTC Pink Sheet exchange from the OTC Bulletin Board exchange as the Company is not current in its filings and hence ineligible for the OTC Bulletin Board.

December 31, 2002

Intangible Assets

        The intangible asset relates to the technology (the Stochastic Perception Engine) acquired from Insights for $22,470,000 in 2000. During 2003, the Company reviewed the value attributable to this technology and concluded that, as there had been no further development of the technology except for the Medicsight™ applications and with the sale of Insight in December 2002, the technology should have been fully impaired at December 31, 2002. Therefore, the Company has recorded an impairment charge of $13,482,000 at December 31, 2002.

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

Vendor Guarantee

        The Vendor Guarantee arose from the acquisition of Core Ventures Limited ("Core") and relates to an oral agreement between the Company and Dr Nill, that the proceeds of the sale of Dr Nill's 1,195,000 shares in the Company would be remitted to the Company under the terms of the Vendor Guarantee. These shares were sold in 2003 and the Company received $3,689,000 net of commissions. At December 31, 2001 and December 31, 2002, the fair value attributed to the Vendor Guarantee was based on the weighted average share price. The Company has reviewed the fair value at December 31, 2002 and concluded that it would more be appropriate and better understood if the fair value at December 31, 2002 reflected the funds actually received in 2003 rather than show an impairment in

Fiscal 2002 of $6,773,000, as reported, and then having to show a reduction in the impairment in Fiscal 2003 of $462,000. Therefore, the impairment in Fiscal 2002 has been revised from $6,773,000 to $6,311,000.

NOTE REGARDING FORWARD LOOKING STATEMENTS

        This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Medicsight, Inc and its consolidated subsidiaries (the "Company") to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the rate of market development and acceptance of medical imaging technology; the execution of restructuring plans; any statement concerning developments, performance or industry rankings relating to products or services; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the performance of contracts by suppliers, customers and partners; employee management issues; the difficulty of aligning expense levels with revenue changes; and other risks that are described herein, including but not limited to the specific risks areas discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report, and that are otherwise described from time to time in the Company's Securities and Exchange Commission reports filed after this report. The Company assumes no obligation and does not intend to update these forward-looking statements.

NOTE REGARDING NUMBER OF SHARES AND SHARE PRICES

        On January 27, 2004, the Company amended its Certificate of Incorporation, increasing the number of shares the Company is authorized to issue from 25,000,000 shares to 40,000,000.

        On July 31, 2003, the Company amended its Certificate of Incorporation, reducing the number of shares the Company is authorized to issue from 100,000,000 shares to 25,000,000.

        On December 30, 2002 the Company affected a 1-for-3 reverse split of its Common Stock (the "Split"). Throughout this Annual Report, all references to a number of shares of the Company's Common Stock or the price of the Company's Common Stock have been adjusted proportionately in order to account for the Split.

        Previously, on February 5, 2001, the Company affected a 2-for-1 forward split of its Common Stock.

PART I

ITEM 1. BUSINESS.

General

        Medicsight, Inc. (formerly HTTP Technology, Inc.) and its subsidiaries are collectively referred to in this Report as the "Company". Our business objective is to conceive, develop and commercialize innovative medical applications, such as computer-aided detection ("CAD") of disease, derived from our core technology through our majority-owned subsidiary, Medicsight PLC ("MS-PLC").

        We were originally incorporated as a Utah corporation in 1977. On December 19, 2000, we entered into an Agreement and Plan of Merger with our wholly owned subsidiary HTTP Technology, Inc., a Delaware corporation, and thereby effected a re-incorporation of the company from Utah to Delaware. All references in this Annual Report to "the Company", "we" or "us" refer to Medicsight, Inc., the Delaware corporation and subsidiaries, if the event occurred on or after December 19, 2000, or to HTTP Technology, Inc., the Utah corporation and subsidiaries, if the event occurred prior to December 19, 2000. On July 31, 2003, the Company reduced its authorized share capital from 100,000,000 shares to 25,000,000 shares. On January 27, 2004, the Company increased its authorized share capital from 25,000,000 shares to 40,000,000 shares.

        During the year ended December 31, 2003 the Company issued 3,333,333 restricted shares of stock in a $10,000,000 private placement underwritten by Asia IT Investments Limited ("Asia IT"). The Company has successfully undertaken a further $10,562,000 private placement (less commissions of $1,056,000) of restricted stock at $3.00 per share in Fiscal 2004.

        In April 2000, we acquired Radical Technology PLC now known as HTTP Software PLC ("Software") that provided us with a business dedicated to systems integration and software development. In December 2000, we acquired Nightingale Technologies Ltd, now known as HTTP Insights Ltd ("Insights"), which provided us with proprietary technology called a Stochastic Perception Engine (see "Business Strategy" and "Patents and Trademarks" below). A Stochastic Perception Engine processes and classifies unstructured data into meaningful outputs, enabling it to be viewed, interpreted or further manipulated by the user of the application. Similar technologies sit at the core of many of today's major software applications. Our Stochastic Perception Engine is comprised of four principal modules: cluster analysis, statistical modeling, classification and prediction. At that time, the technology had the ability to offer unprecedented processing speed, accuracy and comprehensiveness of results when compared to then existing data classification technologies. Initially we believed that our Stochastic Perception Engine had significant potential uses in a wide variety of fields, including medical image analysis, the design of pharmaceuticals, environmental mapping, handwriting recognition, robotics and surveillance. Following a review of the technology in Fiscal 2003 the Company has concluded that the non-medical applications are of limited use as there has been no development of the core technology in these fields in Fiscal 2002 and Fiscal 2003.

        We have restructured our business to focus solely on the medical imaging applications derived from our core technology. We have concluded the process of incorporating all research, software development, and management and marketing activities related to our medical imaging initiatives into MS-PLC. In November 2001, assets were transferred from our other subsidiaries to MS-PLC, and the costs incurred on the development of the Medicsight™system (our state-of-the-art digital disease detection software system comprising MedicColon™, MedicHeart™, and MedicLung™) were reimbursed and assigned by way of a loan note from MS-PLC to the Company of £3,659,104. This loan note was converted into 57,868,582 ordinary shares of MS-PLC issued to the Company and 15,000,000 ordinary shares of MS-PLC issued, on the Company's behalf, to the former parent of Insights in November 2001.

        On October 28, 2002, the Company's name was changed from HTTP Technology, Inc. to Medicsight, Inc.

        We maintain our corporate offices at 46 Berkeley Square, London, W1J 5AT, United Kingdom, telephone +44 (0) 207-598-4070, facsimile: +44 (0) 207-598-4071.

Business Strategy

        We are developers of software technology for medical diagnostic applications and provide medical diagnostic services (Computer Aided Detection—"CAD" applications) in differing business models. We have four principal operating subsidiaries: Medicsight PLC ("MS-PLC"), Medicsight Asset Management Limited ("MAM"), Lifesyne UK Limited ("Lifesyne UK") and Medicsight US, Inc ("MS-US") (previously Lifesyne US). HTTP Insights Ltd and HTTP Software PLC, formerly subsidiaries of the Company, were sold to independent third parties during the fourth quarter of 2002.

        MS-PLC.    Our majority-owned subsidiary, MS-PLC, is currently engaged in efforts to commercialize a state-of-the-art digital expert recognition software system for digital data derived from medical imaging hardware. At December 31, 2003, the Company owned 68,677,300 ordinary shares in MS-PLC, constituting 81.51% of the outstanding shares. At December 31, 2002 the Company owned 67,127,300 shares in MS-PLC. The increase is due to MS-PLC issuing 1,550,000 shares to the Company on December 31, 2003 to settle debt of $2,482,000 due by MS-PLC to the Company.

        MS-PLC undertook a private offering outside the United States of an additional 6,131,398 ordinary shares, which was closed on December 31, 2002. As part of this offering, we acquired a further 1,258,718 shares in MS-PLC for £1,258,718 ($ 2,014,000). On December 23, 2002, we entered into a share swap with General Nominees and Asia IT Nominees whereby the Company issued 1,866,666 shares to General Nominees (1,674,894 shares) and Asia IT Nominees (191,772 shares) in return for 7,000,000 MS-PLC shares held by General Nominees (6,280,852 shares) and Asia IT Nominees (719,148 shares), respectively.

        Lifesyne.    Lifesyne is a wholly owned subsidiary of MS-PLC that was established in September 2002 for the purpose of providing a branded operating entity for the United Kingdom and Ireland markets. Lifesyne operates scanning centers in the United Kingdom. As the Company has decided to focus on the delivery of software, no further development of the Lifesyne strategy is envisaged beyond the Company's current scanning requirements. We are now focusing Lifesyne on the rapid acquisition of patient scan data necessary to enable our expert software to refine its characterization capabilities.

        MAM.    MAM is also a wholly owned subsidiary of MS-PLC that was established in September 2002 for the purpose of acquiring fixed assets on behalf of the operating entities in the group. MAM will negotiate and acquire equipment and fund leasehold improvements and development, which, in turn, will be leased to the relevant operating entity.

        MS-US.    MS-US (previously Lifesyne US) is also a wholly owned subsidiary of MS-PLC, was established to co-ordinate operations in the United States of America and is based in Nashville, Tennessee.

        It is now widely accepted that the most effective way to achieve early detection of the principal deadly diseases is through radiological scanning. The Medicsight™ system analyzes digital data from the new generation of multi-slice computed tomography ("MSCT") scanners and then provides information to enable the clinician to identify and characterize possible areas of abnormality. We believe that, in the future, the Medicsight™ system will be capable of reliably detecting isolated pulmonary nodules in the lung, calcification of the coronary arteries, polyps in the colon and other abnormalities indicative of disease. The potential advantage of the Medicsight™ system is that it increases precision and reliability while also providing scalability that will be cost-effective. The system uses its technology to provide tools to radiologists for the identification of possible abnormalities. The clinician will then apply his/her experience to determine the next steps in medical diagnosis and treatment. We believe that the Medicsight™ system will:

  •
  enable accurate and reliable scan analysis;

  •
  provide a service that will be significantly cheaper than at present, as it reduces the burden on radiologists who in current practice account for a significant proportion of the scan cost; and

  •
  allow significant patient volume to be achieved, because the analysis is semi automated and scanning volumes are not then constrained by the finite number of radiologists.

        The step change in technology that increases the potential of the Medicsight™ system is the 16 detector CT scanner. This allows sub-millimeter cross-sectional slices to be captured with increased speed and reduced radiological dose when compared with traditional single slice machines. This can provide over 600 images of the chest instead of 30-60 for single slice scanners. The amount of detail now available, while enabling early detection of smaller nodules and areas of calcification, increases the time required for analysis by radiologists. Therefore, the automation of scan analysis is essential.

        MS-PLC opened Lifesyne's flagship center in Westminster, London in 2003. Due to the Company concentrating on the development of the software products, it has concluded that its development of the Lifesyne™ Scanning Center concept will not be rolled out further. It represents one potential model, which will be available for licensees who see a commercial opportunity to package the concept together with our Medicsight™ software. We are now focusing Lifesyne on the rapid acquisition of patient scan data necessary to enable our expert software to refine its characterization capabilities. As a result, we have reappraised our capacity requirements and have decided to focus product development activity in the flagship center in Westminster, which will act more as a research institution. This means the center at Ravenscourt is currently surplus to our core requirements and the Company is seeking a partner to operate the center as a commercial CT scanning business.

Refining our business strategy

        Our aim is to become a leading developer of CAD software in medical imaging. The Company's strategy is based upon the following priorities:

  •
  Focusing our resources on developing industry leading pattern recognition software in the medical imaging market.

  •
  Targeting commercially valuable applications where the accurate identification and measurement of abnormalities will lead to improved diagnosis and treatment of life threatening diseases.

  •
  Developing an international network of medical specialists to support product development, clinical trials and commercial delivery.

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

  •
  Beta test sites have been set up at St Marks Hospital and London Chest Hospital, London, Vanderbilt University, United States of America and CHUV University Hospital, Switzerland.

  •
  We have developed a comprehensive clinical trials program, which will involve 23,000 patients over a period of 4 years, at a total cost of more than £5m. Of nine clinical trials in the program, two are underway and a further two are close to securing final regulatory approval.

Medicsight Product Portfolio

        Our products currently target 3 therapeutic areas, Colon, Lung and Heart. In terms of clinical practice and, therefore, market segmentation, the products can be split between diagnostic treatment and screening;

        Diagnostic or "Disease tracking" products; these are products designed for symptomatic patients to track disease progress and monitor treatment effectiveness. The primary applications in this area are Lung nodule tracking and Heart calcium scoring, though the Company believes there will be a growing requirement for polyp tracking in the colon as CT colonography becomes more established.

        "Screening" products; for population screening of asymptomatic patients. There is considerable evidence that the early detection of colon, lung and heart disease leads to increased life expectancy. Computer aided detection ("CAD") CT may provide a cost effective solution in identifying these diseases early enough to significantly alter the economics of population screening programs in these areas.

Business Development planned for 2004

        We have an integrated business development strategy—we aim to drive sales growth from proven products (validated by clinical trials), endorsed by International Advisory Boards, using routes to market (distribution partners), recognized and demanded by the end users (informed by our marketing efforts).

Clinical Trials

        The Company is investing significantly in clinical trials designed to provide data to both train and validate our software. We expect the first of these trials to be completed shortly. Beginning in the third quarter of 2004, we hope to support publication of our trial data in a series of peer reviewed journals. Thereafter, we expect there will be a regular flow of papers to endorse our products in leading industry publications.

Distribution

        The diagnostic products have immediate markets globally; the market potential for our Lung nodule tracker product has been estimated at around $300m in the United States alone. We intend to launch this product in the United States in the second quarter of 2004, targeting leading institutions directly in order to develop key opinion leader support for a subsequent national roll out via third party channels. We have distribution routes into the hospitals involved in both the ACRIN and the ELCAP studies—the two leading lung trials in the United States—and have secured our first product sale into one of these institutions.

        We commenced building relationships with third party distributors at the end of 2003. We have established strong levels of interest amongst both picture archivers ("PACS"), software companies and CT hardware manufacturers. Our aim is to have distribution coverage throughout North America and Europe by the end of 2004.

        Within the Middle East and Asia, we aim to establish country or region licensees. We are in active negotiations with potential licensees, which we expect to lead to a minimum of 3 licenses being established in 2004.

        Our target is to have CE approval of our first CAD products before the end of 2004 and to have met all the criteria required for FDA approval. Once approved, our intention is for these products to drop into the distribution structure created above.

Marketing

        A full marketing program commences in the second quarter of 2004 to support the distribution and sale of our products, including advertising, direct mail, exhibitions and an integrated PR plan. Our aim is to have 80% awareness within our core customer base—the radiology community across our key target markets—by the end of 2004.

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

International Advisory Board

        The Company established a Medical Board to guide the early development of the Company's software for the pre-symptomatic detection of lung cancer, bowel cancer and coronary heart disease. The Medical Board advised on and monitored product development, clinical targets and scanning operations and formed an important link with medical scientists and clinicians. Chaired by Dr. John Costello, the Medical Board comprised:

  •
  Sir Christopher Paine

  •
  Dr. John Karani

  •
  Dr. Mary Roddie

  •
  Dr. Jamshid Dehmeshki

  •
  Mr. Paul Samuel

        The Medical Board reported to MS-PLC's Board through Dr Costello. Three specialist advisory boards supported the Medical Board with responsibility for the lung, colon and heart products.

        As the Company's strategy evolved, in particular, following the decision to concentrate our efforts on software development and international product distribution, we have acted to align our medical advisory mechanisms to the new circumstances. The Company has therefore set up three International

Advisory Boards ("IAB"). The IABs will recruit individuals with the relevant expertise to become members and encourage the involvement of the radiologists undertaking beta testing of our products, providing data for software development and participating in our scientific program.

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

  •
  Advise on, and participate in, clinical development programs for the Company's software.

  •
  Act as advisors in relation to regulatory submissions for the Company's products.

  •
  Advise on sources of library data (CT scans) to support training and development of the Company's software.

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

  •
  Obtain insight into local issues with respect to marketing of the Company's products.

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

        The Company has identified a number of other specific risk areas that may affect the Company's operations and results in the future:

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

        Regulatory Risks.    The Medicsight™ system is subject to regulatory requirements in both the United States and Europe. Approval may be delayed or result in additional costs to the development of the Medicsight™ system.

        Competitive Risks.    There are a number of groups and organizations, such as software companies in the medical imaging field, scanner manufacturers, screening companies and other healthcare providers, that have an interest in developing a competitive offering to the Medicsight™ system. These potential competitors may have significantly greater resources than the Company. We cannot make any assurance that they will not attempt to develop such offerings, that they will not be successful in developing such offerings or that any offerings they do develop will not have a competitive edge versus the Medicsight™ system.

        Other Risks.    The Company's ability to deliver the software could be hindered by such risks as the loss of key personnel, our patents being successfully challenged or our credit facilities reduced or terminated.

Recent Acquisitions/Dispositions

        Software.    On April 21, 2000, the Company acquired through a stock for stock tender offer approximately 76.73% of the outstanding ordinary shares of Radical Technology PLC (subsequently renamed HTTP Software PLC) ("Software"). Through subsequent additional issuances of stock the Company has acquired 99.5% of Software's outstanding common stock in exchange for 850,090 shares of the Company's common stock, which was valued at $12,748,000. The costs incurred in the acquisition of $277,000 are included in the cost of the investment. The acquisition of Software has been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the date of the acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been assigned to in process research and development, other identifiable intangibles including trademarks, workforce, covenant not to compete, software development costs and existing contracts, and the remaining amount has been recorded as excess of purchase price over net assets acquired on the accompanying balance sheet. The fair values have been based on an independent valuation. The value assigned to in-process research and development, $181,000, was expensed in software development costs written off in Fiscal 2000. The technology and covenant not to compete were impaired in full in Fiscal 2000 as the technology acquired was not to be developed into a commercial product. The trademark, contracts and workforce were fully impaired in Fiscal 2001.

Software Purchase Price Allocation on acquisition

	$	Useful Life
Tangible Fixed Assets	45,000	2-5yrs
PlanNET/RadNet Technology	1,878,000	3-5 yrs
PlanNET/RadNet In Process R&D	181,000	N/A
Value of Trademark	46,000	2-3 yrs
Covenant not to Compete	38,000	1 yr
Value of Existing Contracts	96,000	1-2 yrs
Value of Workforce	321,000	3-5 yrs
Net current assets	265,000
Goodwill	10,155,000	5 yrs

	$13,025,000

        Software generated revenue from its systems integration business together with maintenance of its in-house developed systems integration and network software products. In 2001, we decided to focus Software's resources towards working with Insights to develop the core technology of the Stochastic Perception Engine. All Software staff were employed full-time by MS-PLC. Contractual terms between Software and existing customers were fulfilled by September 30, 2002. We sold Software to an independent third party on October 28, 2002 for approximately $1,500. At that time, Software had net assets of approximately $4,500.

        Core Ventures, Ltd.    In September 2000, we acquired Core Ventures Limited ("Core"), a privately held internet venture company, from Troy Limited, a Cayman corporation ("Troy"). Under the agreement, we issued 1,200,000 shares of our Common Stock for 100% of the outstanding stock of Core. Core's principal asset was an interest of less than 1% in Red Cube AG ("Red Cube"), a voice-over-IP telecommunications provider, and warrants to purchase further shares (less than 3%) in Red Cube. The agreement provided, in part, that Dr. Alexander Nill, a principal of Troy, personally guaranteed to us that, as of December 15, 2000, the fair market value of Core's net assets would be not less than $25,000,000, such value to be determined by our independent auditors; and Dr. Nill undertook to pay us, within 10 days following our written demand, any shortfall, in cash or securities. At the time of this transaction, Dr. Nill was one of our directors. He resigned from that position, effective February 27, 2001.

        The acquisition of Core has been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the date of the acquisition.

        Core Purchase Price Allocation on acquisition

$
Net current assets	1,180,000
Value of Guarantee	19,184,000

$20,364,000

        On December 27, 2000, Dr. Nill executed a Memorandum of Understanding ("MOU") with the Company in which he admitted to substantial liability under the personal guarantee. The MOU stipulated that the net assets of Core were estimated to be $2,540,000 and that the warrants to purchase further Red Cube stock held by Core had no value. Dr. Nill acknowledged that he had been served with a formal demand by the Company to honor his obligations to us pursuant to the terms of the personal guarantee. The MOU provided, inter alia, that Troy was to provide a schedule of other assets having a value of not less than $10,900,000, such market value to be determined by our independent auditors as being the fair market value as at the valuation date, which assets Dr. Nill agreed to cause Troy to deliver to us, or as we directed, within 21 days of the date of the MOU. In consideration of our forbearance to immediately sue him to enforce the personal guarantee, Dr Nill, also was to cause to be delivered to us within seven days of the date of the MOU, 616,192 shares of our Common Stock (the equivalent of 924,282 shares pre-splits) endorsed in blank. Dr Nill did not honor his obligations under the MOU and we were unable to obtain effective enforcement, by means of escrow arrangements or otherwise, of the personal guarantee.

        In the fiscal quarter ended September 30, 2001, an agent, NYPPe, LLC, was assigned to dispose of shares owned by Dr. Nill in a secondary private placement. As of December 31, 2001 5,000 of those shares (the equivalent of 15,000 shares pre-reverse split) had been sold, resulting in net proceeds to the Company of $75,000.

        We do not consider that enforcement of the terms of the personal guarantee through legal action with a view to recovering against other assets is likely to provide an effective remedy for us. We reached an oral understanding with Dr Nill that the proceeds from the sale of 1,195,000 of Dr Nill's shares of our Common Stock were to be remitted to us. We reserved our other rights and remedies that may be available to us against Dr Nill. The Company received proceeds net of commission under the guarantee of $3,689,000 from the sale of 1,195,000 shares in Fiscal 2003.

        On March 6, 2002, Core entered into voluntary liquidation proceedings. In accordance with the laws governing companies organized in the British Virgin Islands, Core appointed a liquidator to assess the fair value of its assets.

        Insights.    On December 29, 2000, we acquired all of the issued and outstanding shares of Insights, in a stock-for-stock transaction then valued at approximately $180 million. We received the shares of Insights on that date but, pursuant to the terms of our offer, were not required to pay any consideration for the Insights shares until certain conditions were met. The first of these conditions, that we receive a validation by the Defence Evaluation and Research Agency ("DERA"), an agency of the United Kingdom Ministry of Defence, as to the technical and commercial viability of Insights' proprietary technology, was satisfied on February 22, 2001. As such, we issued the first tranche of contingent consideration of 5,000,000 shares of our Common Stock on that date, valued at approximately $93,000,000 based on a weighted average share price of $18.60 per share. The acquisition of Insights has been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the date of the acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been assigned to the technology, and the remaining amount has been recorded as excess of purchase price over net assets acquired on the accompanying balance sheet. The fair values have been based on an independent valuation by Empire Valuations, LLC. A copy of the report is filed herewith (Exhibit 99.2). In variance of the conditions precedent set forth in the original purchase agreement, on November 22, 2001 we agreed with the seller of Insights that the obligation to issue the second tranche of contingent consideration would be satisfied by the issuance of new shares in MS-PLC to such seller. On that date, MS-PLC issued 15,000,000 shares in MS-PLC to Nightingale, and Nightingale accepted such shares in satisfaction of our obligation under the original purchase agreement. The second tranche was valued at $1,091,000 (as restated—see "Note Regarding Amendment and Restatement" above) based on the share price of stock being alloted by MS-PLC. Total consideration for the purchase of Insights was approximately $94 million.

        Insights Purchase Price Allocation on acquisition

	$	Useful Life
Tangible Fixed Assets	67,000	2-5yrs
Technology	22,470,000	5 yrs
Value of Workforce	180,000	2 yrs
Net current liabilities	(10,198,000)
Goodwill	81,572,000	5 yrs

	$94,091,000

        As of the date hereof, there is no public market for the MS-PLC shares. All assets and liabilities of Insights were transferred to Medicsight Finance Ltd ("Finance"), after which Insights was sold to an independent third party on December 6, 2002 for $160.

Employees

        As of March 31, 2004, the Company and its subsidiaries had 67 employees, all of whom are full-time employees. Our employees are not part of a union. We believe that we have an excellent relationship with our employees.

Patents and Trademarks

        Protection of our proprietary technology and our rights over that technology, from copy or unchallenged use, is essential to our future success. Any challenges to, or disputes concerning, our core technology may result in great expense to us, delays in bringing products to market and disruption of our focus on our core activities. They may also result in loss of rights over our technology or the right to operate in particular markets due to adverse legal decisions against us.

        The Company has filed patent applications in the United Kingdom, the United States and under the International Patent Treaty (which has approximately 70 member countries) covering the application of our core technology. However, we have not as yet been granted any patents. In addition, we are in the process of preparing to file patent applications covering our MedicColon™, MedicHeart™, and MedicLung™ products. We cannot provide assurance that any or all of these patents will be granted or that they will not be challenged, or that rights granted to us would actually provide us with advantage over our competitors. Prior art searches have taken place, and the Company believes that we will not infringe any current third party patents.

        We have filed applications to register "Medicsight"™, "Lifesyne"™, MedicColon"™, "MedicHeart"™, and "MedicLung"™ as trademarks in the United Kingdom, the European Community and the United States. These trademarks are essential to the corporate identity that we are seeking to create in connection with the Medicsight™ system.

        Failure to register appropriate patents, copyrights or trademarks in any jurisdiction may impede our ability to create brand awareness in our products, result in expenses in pursuing or our rights with respect to our intellectual property, or result in lost revenues through delays incurred due to intellectual property disputes. Where we may be required to purchase licenses from those with prior rights in any country, we cannot assure you that we will be able to do so at a commercially acceptable cost.

Research and Development

        Under United States generally accepted accounting principles, until the technology is determined to be feasible, all related research and development expenditures must be expensed rather than capitalized. Once the software is determined as feasible (commercially viable), expenditure may be capitalized. The Company concluded that capitalizing such expenditure was inappropriate, because of the difficulty in allocating costs accurately among the products and versions being developed as technical and development staff are moved from product to product and version to version on a regular basis. Therefore the Company has decided to expense all research and development costs. The Company's research and development costs are comprised of staff and consultancy costs expensed on the Medicsight™ system.

        The Company's expenditures on research and development comprise of staff and consultants employed in the development of the Medicsight™ system. During the twelve months ended December 31, 2003, December 31, 2002 and December 31, 2001, we expended $2,498,000, $1,239,000 and $1,266,000 respectively for research and development for the Medicsight™ system. We cannot predict the amount of additional expenditures that will be necessary prior to achieving commercialization of our products.

Major Customers

        In Fiscal 2003, the Company's gross revenues from operations were derived solely from the Company's Lifesyne™ scanning operations.

        During Fiscal 2002, the Company had two customers that represented 98.8% of the Company's revenues. The customers are Commonwealth Secretariat, which accounted for 67.1% of sales, and Texaco Ltd., which accounted for 31.7% of sales. These revenues were derived from providing software maintenance services through Software. Software was sold on October 28, 2002.

        In Fiscal 2001 major customers of the Company were Commonwealth Secretariat, which accounted for 29.8% of sales, Eidos Interactive, which accounted for 25.8% of sales, and Texaco, which accounted for 22.7% of sales.

Governmental Regulation

        The Medicsight™ system analyzes digital data from medical scanners, such as CTs, MRIs and CAT scans, and provides improved analysis to enable the clinician to identify areas of possible abnormality. The Medicsight™ system will be subject to governmental regulation in the United Kingdom, Europe and the United States. We are not currently certain of the level of regulation that will be applied to the Medicsight™ system in any specific location. The level of governmental regulation in the jurisdictions we engage, or expect to engage, in business may vary. Any such regulation could delay the commercial introduction of the Medicsight™ system and could significantly increase our costs of operations.

General

        Our address is 46 Berkeley Square, London W1J 5AT, United Kingdom. Our telephone number is 011-44-207-598-4070. Our Internet address is http://www.medicsight.com. Information on our website is not deemed to be a part of this Annual Report.

ITEM 2. PROPERTIES.

        We maintain our corporate offices at 46 Berkeley Square, London W1J 5AT, United Kingdom. The office is comprised of 9,642 square feet. We do not have a formal, written lease for these offices. Up until June 30, 2003, rent was paid quarterly in advance to a property management company, Berkeley Square Ventures Limited, which in turn collects the rent for International Cellulose Company Limited ("ICCL"), the entity that holds the lease on the property. Subsequent to June 30, 2003, rent was paid directly to ICCL. In November 2001 ICCL was acquired by STG (Holdings) PLC ("STG"), a major shareholder of the Company.

        We operate two Lifesyne™ scanning centers in London, one located at Ravenscourt Hospital, part of the Hammersmith Hospitals NHS Trust ("NHS Trust"), and our flagship center in Westminster. The Company has negotiated a lease covering Ravenscourt, which is currently unsigned. The property currently occupied is adequate for the current needs of the Company.

ITEM 3. LEGAL PROCEEDINGS.

        On January 23, 2002, Chess Ventures LLC ("Chess") commenced a lawsuit against us in the Chancery Court of Delaware, seeking an order to compel us to remove restrictive legends from share certificates owned by Chess so that Chess could sell the shares represented by these certificates pursuant to Rule 144 under the Securities Act of 1933 ("Rule 144"). Chess also claimed money damages due to our failure to remove the legends. We filed a defense and counterclaim to this claim and subsequently instructed our transfer agent to remove the restrictive legends on all applicable certificates (including those held by Chess) should proper requests be made by the holders thereof in accordance with Rule 144. On June 4, 2002, we entered into a Settlement Agreement with Chess in which we agreed to pay a nominal sum to Chess. Neither party made any admission of liability, and each party fully released any claims it may have had against the other party. The lawsuit was subsequently dismissed.

        In addition to the above, we have been served with a Notice of Sequestration in a proceeding brought in the Court of Chancery of the State of Delaware by a Turks and Caicos company against two shareholders of the Company. The Company responded to the Notice of Sequestration on January 17, 2003 and does not expect that any further action by the Company will be required.

        The Company is involved with various legal actions and claims arising in the ordinary course of business. Management believes that the outcome of any such litigation and claims will not have a material effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On January 27, 2004, the Company amended its Certificate of Incorporation to increase the number of shares the Company is authorized to issue from 25,000,000 shares to 40,000,000 shares. This amendment was approved by a majority of the stockholders of the Company.

        On July 31, 2003, an amendment to our Certificate of Incorporation, reducing the number of shares the Company is authorized to issue from 100,000,000 shares to 25,000,000 shares was approved by a majority of the shareholders of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

        The shares of our Common Stock are quoted on the OTC, maintained by the National Association of Securities Dealers, Inc. The Common Stock is trading under the symbol "MSHT".

        The following table sets forth the range of high and low bid information for Medicsight, Inc Common Stock for each quarter within the last two fiscal years, after giving effect to the Split.

	Bid Quotations ($)
Period
	High	Low
2004
First Quarter	4.60	3.20
2003
First Quarter	5.55	2.55
Second Quarter	3.50	1.75
Third Quarter	3.95	2.70
Fourth Quarter	3.84	3.10
2002
First Quarter	14.10	6.75
Second Quarter	7.50	2.40
Third Quarter	2.70	1.71
Fourth Quarter	6.60	1.95

        These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

        As of March 31, 2004, there were 831 holders of record of the Company's Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

        On March 20, 2003, the Company's majority-owned subsidiary, MS-PLC, approved the Medicsight PLC Share Option Plan. The Plan provides for the issuance of up to 4,000,000 shares of MS-PLC common stock. On April 30, 2003, 2,828,600 options to shares were issued under the Plan.

        The term of the stock options granted expire 10 years after the grant date. The exercise price of the options and the market price of MS-PLC's common stock at the date of grant was $1.65 (options were granted at UK Sterling £1.00 and the exchange rate on the date of grant was $1.65:£1.00). Under provisions of APB 25, no compensation expense has been recorded.

        The following table summarizes Stock Option and activity:

	Stock Options Outstanding
	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Balance January 1, 2003	—	—	—
Granted	2,828,600	$1.65	$1.65
Returned	(452,900)
Exercised	—	—	—

Outstanding December 31, 2003	2,375,700	$1.65	$1.65

Options exercisable at:
December 31, 2003	1,062,600	$1.65	$1.65

Recent Sales of Unregistered Securities

        Swap.    On December 23, 2002 the Company entered into a share swap with General Nominees and Asia IT Nominees whereby the Company issued 1,866,666 shares to General Nominees (1,674,894 shares) and Asia IT Nominees (191,772 shares) in exchange for 7,000,000 MS-PLC shares held by General Nominees (6,280,852 shares) and Asia IT Nominees (719,148 shares) respectively. Such shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

        Reg S Placements.    On July 1, 2003, the Company entered into an agreement with Asia IT to underwrite a private placement to raise $10,000,000 through the sale of shares of Common Stock at a price of $3.00 per share pursuant to an exemption from registration under Regulation S promulgated under the Securities Act of 1933. The placement was completed in December 2003. In consideration for such underwriting, Asia IT received commission at the rate of 10% of funds raised from third parties. Asia IT received $937,000 in commission, which included receiving 211,140 shares of Common Stock valued at $3.00 per share.

        On December 31, 2003, the Company entered into a further agreement with Asia IT to underwrite a private placement to raise $10,562,000 through the sale of shares of Common Stock at a price of $3.00 per share pursuant to an exemption from registration under Regulation S promulgated under the Securities Act of 1933. The placement was completed in February 2004. In consideration for such underwriting, Asia IT received commission at the rate of 10% of funds raised from third parties. Asia IT received $1,056,000 in commission, which included receiving 170,000 shares of Common Stock valued at $3.00 per share.

ITEM 6. SELECTED FINANCIAL DATA.

        The selected financial data set forth below have been derived from the consolidated financial statements of the Company and the related notes thereto. The statement of operations data for the period from inception (October 18, 1999) to December 31, 1999 and four years ended December 31, 2003 and the balance sheet data as of December 31, 2003, 2002, 2001, 2000 and 1999 are derived from the consolidated financial statements of the Company which have been audited by Amper, Politziner & Mattia, P.C., independent auditors (consolidated financial statements as at December 31, 2003, 2002 and 2001) and Arthur Andersen, independent auditors (consolidated financial statements as at December 31, 2000 and 1999). The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the related notes thereto and "Management's Discussion and Analysis and Results of Operations", which are included elsewhere herein.

(all figures in $ thousands except per share data)

	2003	2002	2001	2000	1999
		As restated	As restated
Operating revenues	$276	$82	$225	$514	$—
Loss from continuing operations	(10,096)	(98,834)	(44,563)	(7,551)	(30)
Loss from continuing operations per common share ($)	(0.45)	(5.12)	(2.40)	(0.62)	(0.00)
Total Assets	17,649	15,430	87,920	30,497	2,754
Long term obligations	306	42	19	6,030	50
Dividends declared per common share ($)	$0.00	$0.00	$ ..00	$0.00	$0.00

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

        The Company has identified a number of specific risk areas that may affect the Company's operations and results in the future:

        Technical Risks.    The Medicsight™ system may not deliver the levels of accuracy and reliability needed, or the development of such accuracy and reliability may be delayed.

        Market Risks.    The market for the Medicsight™ system may be slower to develop or smaller than estimated, or it may be more difficult to build the market than anticipated. The medical community may resist the Medicsight™ system or be slower to accept it than we expect. Revenues from the licensing of the Medicsight™ system may be delayed or costs may be higher than expected, which may result in the Company requiring additional funding.

        Regulatory Risks.    The Medicsight™ system is subject to numerous regulatory requirements in both the United States and Europe covering not just approval for the use of the Medicsight™ system but also retention of personal medical records and regulations concerning the use of radiation.

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

        Other Risks.    The Company's ability to deliver the software could be hindered by such risks as the loss of key personnel, its patents being successfully challenged or its credit facilities being reduced or terminated.

        We have restructured our business to focus more closely on the medical imaging applications derived from our original core technology. We have concluded the process of incorporating all research, software development and management and marketing activities related to our medical imaging initiatives into MS-PLC. In November 2001, assets were transferred from our other subsidiaries to MS-PLC, and the costs incurred on the development of the Medicsight™ system (our state-of-the-art digital expert recognition software system for digital data derived from medical imaging hardware) were reimbursed and assigned by way of a loan note from MS-PLC to the Company in the amount of £3,659,104. This loan note was converted into 57,868,582 ordinary shares of MS-PLC issued to the Company and 15,000,000 ordinary shares of MS-PLC issued, on the Company's behalf to the former parent of Insights in November 2001.

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2003 vs. Fiscal Year Ended December 31, 2002

        Revenues.    For Fiscal 2003 the Company's gross revenues from operations were $276,000. For Fiscal 2002, the Company's gross revenues from operations were $82,000. The Company's revenue in Fiscal 2003 was derived from the Company's Lifesyne™ scanning operations. The Company's revenues in Fiscal 2002 were delivered principally from software maintenance. Revenues from software maintenance ceased in Fiscal 2002, as the company that provided these services was sold to an independent third party on October 28, 2002.

        During Fiscal 2002 the Company had two customers that represented 98.8% of its revenues. The customers were Commonwealth Secretariat, which accounted for 67.1% of sales, and Texaco Ltd., which accounted for 31.7% of sales.

        Research and Development.    The Company's research and development expenses for Fiscal 2003 were $2,498,000 as compared to $1,239,000 for Fiscal 2002. The Company's research and development costs were comprised of staff and consultancy costs expensed on the development of the Medicsight™ system. The Company expenses all research and development costs. The Company has concluded that capitalizing such expenditure was inappropriate because of the difficulty in assigning costs accurately to the various software products and versions being developed in that technical and development staff are moved from product to product and version to version on a regular basis.

        Selling, General and Administrative Expenses.    The Company's selling, general and administrative expenses for Fiscal 2003 were $10,279,000 as compared to $10,619,000 for Fiscal 2002. Professional fees, including consulting services, were $1,116,000 in Fiscal 2003 as compared to $1,565,000 in Fiscal 2002. Salaries, directors' and sub-contractors' compensation was $6,111,000 in Fiscal 2003 and $3,988,000 in Fiscal 2002. The increase is due to increases in staff numbers and sub-contractors (including medical board members and radiologists) as the Company expands. Other charges include service charges and rates for property leasing of $443,000 in Fiscal 2003 and $422,000 in Fiscal 2002, and rent of $909,000 in Fiscal 2003 and $455,000 in Fiscal 2002. The rent increase was due to the opening of the Westminster site. In Fiscal 2003 the Company incurred costs of $1,299,000 related to marketing and public relations and $492,000 relating to the clinical trials, whereas no such costs were incurred in Fiscal 2002. Amortization of intangibles in Fiscal 2003 was $nil as compared to $4,494,000 in Fiscal 2002.

        Depreciation and Amortization Expense.    Effective January 1, 2002, with the adoption of SFAS No. 142, goodwill will no longer be amortized. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 5 years.

        During Fiscal 2000, the Company acquired an intangible asset from Nightingale consisting of technology valued at $22,470,000. Under SFAS No.142, this is considered an intangible asset with a definite life of 5 years. Therefore, the value of the asset is amortized on a straight-line basis over this period. The amortization charge for Fiscal 2003 was $nil as compared to $4,494,000 for Fiscal 2002. During Fiscal 2003 the Company reviewed the value attributable to the technology and concluded that, as there had been no further development of the technology except for the Medicsight™ applications in Fiscal 2002 or Fiscal 2003, the technology should be impaired in full as at December 31, 2002. Therefore, the Company recorded an impairment charge of $13,482,000 in Fiscal 2002.

        Depreciation charge in Fiscal 2003 was $1,000,000 as compared to $165,000 in Fiscal 2002. The increase is principally due to the depreciation of the assets acquired for the Lifesyne™ centers as they became operational.

        Impairment of excess of purchase price over net assets acquired.    For Fiscal 2003 and Fiscal 2002, the Company had excess of purchase price over net assets acquired of $11,200,000 and $11,200,000, respectively. The excess of purchase price over net assets acquired in Fiscal 2002 of $11,200,000 was due to the Company acquiring an additional 7,000,000 shares in MS-PLC. As stated above, the Company adopted SFAS No. 142 on January 1, 2002. Under this standard, goodwill will no longer be amortized over its estimated useful life, but instead will be tested for impairment on an annual basis or whenever indicators of impairment arise. The impairment in Fiscal 2002 relates to the goodwill attributable to the acquisition of Insights of $68,178,000 (after the fair value adjustment described in the "Note Regarding Amendment and Restatement" above) in Fiscal 2000. As the business of Insights had been transferred to other group companies in 2001 (MS-PLC) and 2002 (Medicsight Finance Ltd) and Insights sold to an independent third party on December 6, 2002, the Company has concluded that the goodwill attributable to the acquisition of Insights should be impaired in full as at December 31, 2002.

        Impairment Loss on Investments.    For Fiscal 2003, the Company incurred an impairment loss on investments of $95,000 relating to the impairments in the carrying value of Eurindia PLC ("Eurindia") and Strategic Intelligence PLC ("SI-PLC"). Eurindia was impaired by $59,000 based on Eurindia's management's assessment of the value of its portfolio at $0.72 per share. The Company fully impaired its investment in SI-PLC ($36,000), as the Company was unable to obtain any information or representations from SI-PLC as to the fair value.

        For Fiscal 2002, the Company incurred an impairment loss on investments of $175,000 relating to the impairments in the carrying value of Eurindia and Top Tier, Inc ("Top Tier"). The management of Eurindia recently valued its investment portfolio at $0.83 per share. As a result the Company incurred an impairment of $145,000 on the carrying value of its investment. Based on the financial status of Top Tier, the investment was permanently impaired, and the Company recorded impairment for the entire carrying value, $30,000, of this investment.

        Impairment of Vendor Guarantee.    Impairment of a vendor guarantee in the amount of $nil and $6,311,000 for Fiscal 2003 and Fiscal 2002, respectively, relates to an impairment of the guarantee provided by Dr. Alexander Nill as to the fair value of certain assets acquired in the Company's acquisition of Core Ventures Limited ("Core") in September 2000. The vendor guarantee represents the fair value of 1,195,000 shares of the Company's stock belonging to Dr Nill, the proceeds of the sale of which were to be remitted to the Company. Subsequently, in Fiscal 2003 the Company received proceeds (net of commission) under the guarantee of $3,689,000 from the sale of those 1,195,000 shares. In Fiscal 2002, the fair value of the guarantee was restated to reflect the funds received under the guarantee (see "Note Regarding Amendment and Restatement" above). The fair value was originally stated at $3,227,000, based on the weighted average price of the stock.

        Net Loss and Net Loss per Share.    Net loss was $10,096,000 for Fiscal 2003 compared to a net loss of $98,913,000 (as restated) for Fiscal 2002. Net loss per share for Fiscal 2003 was $0.45, based on weighted average shares outstanding of 22,203,126, compared to a net loss per share of $5.13 (as restated) for Fiscal 2002, and based on weighted average shares outstanding of 19,294,654. The reduction in net loss for Fiscal 2003 is principally due to the impairments recorded in Fiscal 2002 on Goodwill, Intangible Assets and Vendor Guarantee of $87,971,000.

        Contractual Obligations and Commitments.    As of December 31, 2003, the Company was party to capital lease obligations in the amount of $346,000 for a scanner and $56,000 for motor vehicles. The obligations for the scanner lease require quarterly payments of $21,000, including interest, through March 2008. The obligations for the vehicle lease require monthly payments of $1,700, including interest, through April 2007. The underlying equipment secures both leases.

        The Company has entered into a property lease for the Lifesyne center at Westminster. The Company has negotiated a lease covering Ravenscourt, which is currently unsigned. Future minimum obligations under these arrangements are as follows:

For the year ending December 31,	Property Leases	Total
	($'000)	($'000)
2004	463	463
2005	463	463
2006	458	458
2007	441	441
2008 and thereafter	110	110

Fiscal Year Ended December 31, 2002 vs. Fiscal Year Ended December 31, 2001

        Revenues.    For Fiscal 2002, the Company's gross revenues from operations were $82,000. For Fiscal 2001, the Company's gross revenues from operations were $225,000. Revenues were reduced as Software completed its outstanding maintenance contracts during the year. The Company's revenue was primarily derived from the Company's consulting activities provided by Software.

        During Fiscal 2002, the Company had two customers that represented 98.8% of its revenues. The customers are Commonwealth Secretariat, which accounted for 67.1% of sales, and Texaco Ltd., which accounted for 31.7% of sales. During Fiscal 2001, we had three customers who represented a significant portion of our revenues. The customers are Commonwealth Secretariat, which accounted for 29.8% of sales, Eidos Interactive, which accounted for 25.8% of sales and Texaco, which accounted for 22.7% of sales.

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

        Depreciation and Amortization Expense.    Effective January 1, 2002 with the adoption of SFAS No. 142, goodwill was no longer be amortized. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 5 years. The amortization charge for Fiscal 2001 was $15,385,000.

        During Fiscal 2000, the Company acquired an intangible asset from Nightingale consisting of technology valued at $22,470,000. Under SFAS No.142, this is considered an intangible asset with a definite life of 5 years. Therefore the value of the asset is amortized on a straight-line basis over this period. The amortization charge for the Fiscal 2002 was $4,494,000 as compared to $4,662,000 for Fiscal 2001. The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's assessment for impairment of an asset involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. At December 31, 2003 the Company reviewed the value attributable to the Technology and concluded that, as there had been no further development of the Technology except for the Medicsight™ applications in Fiscal 2002 or Fiscal 2003 that the Technology should be impaired in full as at December 31, 2002. Therefore the Company is recording an impairment charge of $13,482,000 in Fiscal 2002.

        In Fiscal 2001, the intangible assets of Software were deemed fully impaired, as Software ceased developing its in-house software. In addition, in Fiscal 2002 the "Value of Workforce" intangible of Insights was deemed fully impaired, as the employees to whom such intangible related left the employment of the Company.

        Impairment of excess of purchase price over net assets acquired.    For Fiscal 2002 and Fiscal 2001, the Company had excess of purchase price over net assets acquired of $11,200,000 and $68,178,000, respectively. The excess of purchase price over net assets acquired in Fiscal 2002 of $11,200,000 was due to the Company acquiring an additional 7,000,000 shares in MS-PLC. The excess of purchase price over net assets acquired in Fiscal 2001 of $68,178,000 was primarily attributable to the Company's acquisition of Insights. As stated above, the Company adopted SFAS No. 142 on January 1, 2002. Under this standard, goodwill will no longer be amortized over its estimated useful life, but instead will be tested for impairment on an annual basis or whenever indicators of impairment arise. The impairment in Fiscal 2002 relates to the goodwill attributable to the acquisition of Insights of $68,178,000 (after the fair value adjustment described in the "Note Regarding Amendment and Restatement" above) in Fiscal 2000. As the business of Insights had been transferred to other group companies in 2001 (MS-PLC) and 2002 (Medicsight Finance Ltd) and Insights sold to an independent third party on December 6, 2002, the Company has concluded that the goodwill attributable to the acquisition of Insights should be impaired in full as at December 31, 2002.

        Impairment Loss on Investments.    For Fiscal 2002, the Company incurred an impairment loss on investments of $175,000 relating to the impairments in the carrying value of Eurindia PLC ("Eurindia") and Top Tier, Inc. The management of Eurindia recently valued its investment portfolio at $0.83 per share. As a result, the Company incurred an impairment of $145,000 on the carrying value of its investment. Based on the financial status of Top Tier, Inc, the investment was permanently impaired, and the Company recorded impairment for the entire carrying value, $30,000, of this investment. For Fiscal 2001, investments of $2,412,000 were impaired, comprised primarily of an investment in Compaer AG. The Company recorded impairment for the entire carrying value of this investment.

        Impairment of Vendor Guarantee.    Impairment of a vendor guarantee in the amount of $6,311,000 and $9,109,000 for Fiscal 2002 and Fiscal 2001 respectively relates to an impairment of the guarantee provided by Dr. Alexander Nill as to the fair value of certain assets acquired under the Company's acquisition of Core Ventures Limited ("Core") in September 2000. The vendor guarantee represents the fair value of 1,195,000 shares of the Company's stock belonging to Dr Nill, the proceeds of the sale of which were to be remitted to the Company as mentioned above. We have estimated the value of the guarantee as to the value of the funds received in Fiscal 2003 (after the fair value adjustment described in the "Note Regarding Amendment and Restatement" above) of $3,689,000.

        Net Loss and Net Loss per Share.    Net loss was $98,913,000 (as restated) for Fiscal 2002 compared to a net loss of $45,845,000 for Fiscal 2001. Net loss per share for Fiscal 2002 was $5.13 (as restated), based on weighted average shares outstanding of 19,294,654, compared to a net loss per share of $2.47 for Fiscal 2001, and based on weighted average shares outstanding of 18,563,404. The increase in net loss for Fiscal 2002 is principally due to the increases in the impairments of the Goodwill and Intangible Assets.

        Contractual Obligations and Commitments.    As of December 31, 2002, the Company had capital lease obligations of $74,000. These obligations require monthly payments of $3,000, including interest computed at the rate of 0.58% per month through March 2005 and are secured by the underlying equipment.

LIQUIDITY AND CAPITAL RESOURCES

  Working Capital Information as at December 31:

($000's)

	2003	2002	2001
Cash and Cash Equivalents	845	1,778	203

Current Assets	2,144	2,284	657
Current Liabilities	(6,540)	(8,977)	(5,862)

Working Capital (Deficit)	(4,396)	(6,693)	(5,205)

Ratio of Current assets to Current Liabilities	0.33	0.26	0.11

        Net Decrease in Cash and Cash Equivalents.    During the year ended December 31, 2003, the Company's cash and cash equivalents decreased by $933,000 to $845,000. This decrease was primarily the result of cash flows received from shares issued by the Company, MS-PLC and under the vendor guarantee offset by a decrease in short term debt, the net cash used for operations and the purchase of fixed assets. The Company used net cash of $13,149,000 in operations. The Company received net cash of $13,798,000 in financing activities and used $1,293,000 in investing activities.

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

        During Fiscal 2001, the Company's cash and cash equivalents decreased by $6,028,000. This decrease was primarily the result of net cash used in operations in the amount of $5,948,000. The Company used net cash of $1,540,000 in financing activities and received $1,497,000 in investing activities during Fiscal 2001.

        Net Cash Used in Operations.    In Fiscal 2003 the Company had net cash used in operations of $13,149,000. This was a significant increase and is based upon increases in staff, sub-contractors (including medical board members and radiologists) of $2,100,000, increase in rent for the scanning centers of $500,000 as well as costs not previously incurred such as marketing and public relations costs of $1,300,000 and costs incurred that relate to the clinical trials of $500,000. In addition research and development costs have increased from $1,200,000 in Fiscal 2002 to $2,500,000 in Fiscal 2003.

        The Company used cash in operations of $5,729,000 in Fiscal 2002, as a consequence of the Company's relatively minimal revenues and its significant operating costs. These significant costs included professional fees, salaries and director compensation, service charges and rent.

        The Company used cash in operations in Fiscal 2001 of $5,948,000. The main components of the decrease are reduction in property costs of $666,000 and public relations costs of $164,000.

        Net Cash Used in Investing Activities.    In Fiscal 2003, the Company had a net cash outflow from investing activities of $1,293,000. The Company used the funds to purchase additional fixed assets, the majority of which related to the Lifesyne™ center at Westminster.

        In Fiscal 2002, the Company had a net cash outflow from investing activities of $462,000. The Company used the funds to purchase additional fixed assets, the majority of which was the build out costs of the first Lifesyne™ center at Ravenscourt.

        In Fiscal 2001, the Company had a net cash inflow from investing activities of $1,497,000 derived from the sale of the Company's shareholding in MDA Group PLC.

        Net Cash Provided by Financing Activities.    In Fiscal 2003, the Company had a net cash inflow from financing activities of $13,798,000. The funds received in the year ended December 31, 2003, comprised $9,063,000 (net of commissions) raised by a stock issue by the Company plus $4,222,000 (net of commissions) received from the private offering of MS-PLC stock. In addition the Company received $3,689,000 from the sale of 1,195,000 shares of stock under the Vendor Guarantee. The Company also repaid in full of the Nightingale loan of $3,250,000 and drew down $356,000 on the Company's Asia IT line of credit.

        In Fiscal 2002, the Company had a net cash inflow from financing activities of $7,779,000. The funds received in Fiscal 2002, comprised of $6,773,000 (net of commissions) received from the private offering of MS-PLC stock. At December 31, 2002, 6,131,418 shares had been issued under this offering. In addition the Company received $1,006,000 drawn down under the Asia IT facility.

        For Fiscal 2001, the Company had a net cash outflow from financing activities of $1,540,000. These funds were used in reducing overdraft and debt. The Company received $75,000 under the Vendor Guarantee.

        Stockholders' Equity.    The Company's stockholders' equity at December 31, 2003 was $10,489,000, including an accumulated deficit of $(163,468,000), as compared to $5,406,000 at December 31, 2002, including an accumulated deficit of $(153,372,000). Additional paid-in capital was $173,810,000 and $162,156,000, at December 31, 2003 and December 31, 2002 respectively. The increase in stockholders' equity was a result of an increase in accumulated deficit of $10,096,000 offset by a decrease in the vendor guarantee of $3,689,000 and an increase in additional paid-in capital of $11,654,000. The increase in additional paid-in capital resulted from issues of stock at a premium by both the Company and MS-PLC in Fiscal 2003.

        The Company's stockholders' equity at December 31, 2002 was $5,406,000, including an accumulated deficit of $(153,372,000), as compared to $81,112,000 at December 31, 2001, including an accumulated deficit of $(54,459,000). Additional paid-in capital was $162,156,000 and $145,596,000, at December 31, 2002 and December 31, 2001 respectively. The decrease in stockholders' equity was a result of an increase in accumulated deficit of $98,913,000 offset by a decrease in the vendor guarantee of $6,311,000 and an increase in additional paid-in capital of $16,560,000. The increased additional paid-in capital resulted from the placement of MS-PLC stock (par value approximately $0.08 per share) at a premium of approximately $1.42 per share and the issuance by the Company of 1,866,666 at $6 per share, in exchange for a further 7,000,000 shares of MS-PLC from existing stockholders of MS-PLC shares.

        Additional Capital.    The Company will require additional capital during its fiscal year ending December 31, 2004 to implement its business strategies, including cash for (i) payment of increased operating expenses such as salaries for additional employees; (ii) expenditure relating to the clinical trials and (iii) expenses incurred to implement the Company's business strategies. Such additional capital may be raised through additional public or private financing, as well as borrowings and other resources. Currently, the Company has two available lines of credit.

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

        On November 20, 2001, Asia IT entered into a £10,000,000 ($16,000,000) credit facility with MS-PLC. Such facility terminates in November 2005 and is secured by a lien on all of the assets of MS-PLC. Interest on outstanding amounts accrues at 2% above GBP LIBOR. Pursuant to such credit facility, MS-PLC had covenanted to undertake a public offering of its ordinary shares in an amount not less than £25,000,000 not later than March 2002. MS-PLC did not complete such an offering but the facility nevertheless remains in place. The loan is convertible into ordinary shares in MS-PLC on announcement of an offer to subscribe, placing or public offering of its ordinary shares, at the same price per share as the offering price.

        At December 31, 2003 and 2002 the Company had drawn down $2,880,000 and $2,332,000 respectively under the $20,000,000 facility with Asia IT, and MS-PLC had no drawings under its £10,000,000 ($16,000,000) facility with Asia IT at either date.

        At December 31, 2003, the Company owned 68,677,300 ordinary shares in MS-PLC, constituting 81.51% of the outstanding shares. At December 31, 2002 the Company owned 67,127,300 shares in MS-PLC. The increase is due to MS-PLC issuing 1,550,000 shares to the Company on December 31, 2003 to settle debt of $2,482,000 due from MS-PLC to the Company.

        During Fiscal 2003 the Company issued a $10,000,000 private placement of 3,333,333 shares underwritten by Asia IT, which generated funds of $9,063,000 after deducting Asia IT's commission of $937,000 (partly paid by issuing 211,000 shares of Company stock valued at $3.00 per share). In addition Asia IT underwrote a £2,725,000 ($4,670,000) private placement of MS-PLC shares, which generated funds of £2,453,000 ($4,222,000) after deducting Asia IT's commission of £272,000 ($448,000).

        On December 31, 2003 the Company agreed to a further $10,562,000 private placement of restricted stock at $3.00 per share in Fiscal 2004. The private placement was completed in February 2004 and generated funds of $9,506,000 after deducting Asia IT's commission.

        On December 23, 2002, the Company entered into a share swap with General Nominees and Asia IT Nominees whereby the Company issued 1,866,666 shares to General Nominees (1,674,894 shares) and Asia IT Nominees (191,772 shares) in exchange for 7,000,000 MS-PLC shares held by General Nominees (6,280,852 shares) and Asia IT Nominees (719,148 shares) respectively.

        During March 2002, MS-PLC allotted 6,131,398 shares for private placement at £1.00 (approximately $1.60) per share (par value £0.05). All shares were placed, and the offering closed on December 31, 2002. Asia IT underwrote the issue. The Company increased its shareholding in MS-PLC by acquiring 1,258,718 shares under this issue for $2,014,000. As of December 31, 2002, MS-PLC had received approximately $5,012,000 from the proceeds of such offering with the balance of approximately $1,761,000 being held by Asia IT on MS-PLC's behalf. These funds were remitted to the Company between January and March 2003.

        To the extent that additional capital is raised through the sale of equity or equity-related securities of the Company or its subsidiaries, the issuance of such securities could result in dilution to the Company's stockholders. No assurance can be given, however, that the Company will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the Company's cash requirements to implement its business strategies. If we are unable to access the capital markets or obtain acceptable financing, our results of operations and financial conditions could be materially and adversely affected. We may be required to raise substantial additional funds through other means. The products derived from our proprietary software, including the Medicsight™ system, are expected to account for substantially all of our revenues from operations in the foreseeable future. Our technology has not yet been fully commercialized, and we have not begun to receive any revenues from our commercial operations associated with the software products. We cannot assure our stockholders that our technology and products will be commercialized successfully, or that if so commercialized, that revenues will be sufficient to fund our operations. If adequate funds are not available to us, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish.

Contractual Obligations

        The Company has the following contractual obligations:

	Payments Due By Period
Contractual Obligations ($000's)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$2,207	$488	$1,013	$649	$57
Capital Lease Obligations	402	96	189	117	—

Total	$2,609	$584	$1,202	$766	$57

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

        Revenue Recognition.    We expect to earn our revenue primarily from software licenses and related services. Our revenue is recognized in accordance with Statement of Position 97-2 (SOP 97-2), as amended by Statement of Position 98-9. Currently the Company's revenues derive from its scanning services operated by Lifesyne™. Scan revenue is recognized when the service is delivered.

        The recognition of revenues from software licenses and related services will require more difficult and complex judgments. The terms of the license contract, long-term (over 12 months), short-term, cancelable, non-cancelable or per scan, for example will affect the recognition of revenues from services, such as up-front fees on installation, activation and up-front license fees, on-going license fees, termination fees and maintenance fees. Where fees are received prior to any service being delivered, the fees are deferred until the related service has been delivered successfully and the revenue can then be recognized. If there are fees that relate to any "milestone", these are deferred until the "milestone" has passed, and then the revenue can then be recognized.

        The Company believes that the accounting estimates related to the recognition of revenue and establishment of reserves for uncollectible amounts in the results of operations is a "critical accounting estimate" because: (1) it requires management to make assumptions about future collections, and (2) the impact of changes in actual performance versus these estimates on the accounts receivable balance reported on our consolidated balance sheets and the results reported in our consolidated statements of operations could be material. Further the Company has no history of uncollectible amounts and therefore must initially look to the estimates for the industry or particular companies that the management feels operate in a similar environment in addition to any current market indicators about general economic conditions that might impact the collectibility of accounts.

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

        The Company decided that capitalizing such expenditure was inappropriate because of the difficulty in assigning costs accurately to the various software products and versions being developed as technical and development staff are moved from product to product and version to version on a regular basis. Therefore, the Company has decided to expense all research and development costs. The Company's research and development costs are comprised of staff and consultancy costs expensed on the Medicsight™ system.

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

        Impairment of Excess of Purchase Price Over Net Assets Acquired.    The Company adopted SFAS No. 142 on January 1, 2002. Under this standard, goodwill is no longer be amortized over its estimated useful life, but is tested for impairment on an annual basis and whenever indicators of impairment arise. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to the initial adoption of SFAS No 142 is recorded as a charge to current period earnings.

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

Recent Accounting Pronouncements.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities ("VIEs"). FIN No.46 is applicable immediately for VIEs created after January 31, 2003 and are effective for reporting periods ending after December 15, 2003, for VIEs created prior to February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, public companies that have interests in VIE's that are commonly referred to as special purpose entities are required to applythe provisions of FIN 46R for periods ending after December 15, 2003. A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ending after March 14, 2004. The Company does not expect FIN No. 46 to have an effect on the consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 specifies that freestanding financial instruments within its scope constitute obligations of the issuer and that, therefore, the issuer must classify them as liabilities. Such freestanding financial instruments include mandatory redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS No. 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 is effective at the beginning of the third quarter of 2003. The Company has determined that the statement will not have a material impact on the consolidated financial position, results of operations and cash flows of the Company.

ITEM 7A QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        The Company's exposure to market risk associated with changes in interest rates relates to its debt obligations. The Company has the following debt facilities all repayable on demand:

Debt Holder	Facility	Draw Down	Interest rate	At December 31
Asia IT Capital Investments Ltd	$20,000,000	$2,880,000	US Libor + 2%	3.458%
Asia IT Capital Investments Ltd	$16,000,000	$—	GBP Libor + 2%	6.434%

        A hypothetical 100 basis point increase in interest rates would increase interest cost by approximately $29,000 per annum assuming no further draw downs or repayments are made.

Foreign Exchange Risk

        The Company currently holds approximately $2m in cash balances in British Pounds. A hypothetical 100 basis point adverse movement in exchange rates would reduce the balance by approximately $20,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item is included on pages F-1 to F-27 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Previous Independent Accountants

        BDO Stoy Hayward.    On January 2, 2002, the Company engaged BDO Stoy Hayward to act as its independent accountant to examine and report on the Company's financial statements for the year ended December 31, 2001. Prior to its engagement of BDO Stoy Hayward, the Company did not consult with BDO Stoy Hayward on items which (a) were, or should have been, subject to SAS 50 or (b) concerned a disagreement or reportable event with Arthur Andersen as described in Regulation S-B Item 304(a)(2).

        On November 7, 2003 BDO Stoy Hayward resigned as the Company's independent auditors.

        During the fiscal years ended December 31, 2002 and December 31, 2001 and the interim period up to November 7, 2003 there were no disagreements between the Company and BDO Stoy Hayward on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of BDO Stoy Hayward, would have caused it to make reference to the subject matter of the disagreement(s) in connection with this report.

        During the interim period, the Company disclosed to the auditors that the Company believed a restatement of a previously recorded transaction may be possible. However the Company had not reached any conclusion beyond that there is no material effect on the revenues, operations and cash flows of the Company of such a restatement, nor had the Company provided additional substantial information to BDO Stoy Hayward.

        The reports of BDO Stoy Hayward on the Company's financial statements for the fiscal years ended December 31, 2002 and December 31, 2001 contained no adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principle. BDO Stoy Hayward provided the Company with a letter agreeing with the foregoing statements as to BDO Stoy Hayward, and a copy of such letter is filed as an exhibit to the Company's Current Report on Form 8-K, filed with the SEC on December 23, 2003.

New Independent Accountant

        On November 18, 2003, the Company engaged the firm of Amper, Politziner & Mattia, P. C. as the Company's independent accountants to examine and report on the Company's financial statements for the year ended December 31, 2003. During Fiscal 2001 and Fiscal 2002 and through November 18, 2003, the Company has not consulted with Amper, Politziner & Mattia P. C. regarding any matters that would require reporting under Item 304 (a) (2) of Regulation S-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following table sets forth the current officers and directors of Medicsight, Inc:

Name	Age	Position
Stephen Forsyth	53	Chairman, Chief Executive Officer and Director
Paul Gothard	36	Chief Financial Officer and Director
Tim Paterson-Brown	43	Director
Professor Nadey Hakim	46	Director
Dr Allan Miller	68	Director

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

        Stephen Forsyth was a Chairman and Chief Executive of Leisure Investments PLC, a publicly quoted company registered in England and Wales between 1976 and 1989. He subsequently assisted the Phoenix Trust Company Limited between 1990 and 1999 with its various operations and investments. In January 1999, he established The International Cotton Company, in which he has been the principal financier of a number of new technology orientated companies from their inception, including Accsys Chemicals PLC, Titan Wood Limited and Medicsight PLC. The Company changed its name to International Capital Corporation PLC in 2003. Stephen remains the Chairman of this investment holding company. Stephen is a founding Trustee of the Medicsight Foundation, a United Kingdom registered charity, which is concerned with the relief of human suffering and poverty and the promotion of health and education.

        Paul Gothard has served as Chief Financial Officer and a director of the Company since November 15, 2002. He obtained a BA (Hons) degree in 1989 and subsequently became a Member of the Institute of Chartered Accountants in 1993. He initially joined the Company in July 2001 as Group Financial Controller. His responsibilities have included corporate structuring and fundraising as well as corporate management and governance. He was appointed Finance Director of STG on October 31, 2002. Prior to joining the Company Paul was the Group Financial Controller of IP Powerhouse Ltd, a company involved in constructing and leasing of space in data centers across Europe. From May 1994 to October 1998, Paul served as the Finance Director of Merriman White solicitors.

        Tim Paterson-Brown qualified as a Chartered Surveyor with Strutt and Parker in 1984 following degrees at London University and Magdalene College, Cambridge. In 1987 Tim joined Leisure Investments PLC. He subsequently worked closely with Stephen Forsyth for the Phoenix Trust Company Limited between 1990 and 1999 assisting with its various operations and investments. In 1999, he joined The International Cotton Company as a Director. The International Cotton Company has been the principal financier of a number of new technology orientated companies from their inception, including Accsys Chemicals PLC, Titan Wood Limited and Medicsight PLC. The Company changed its name to International Capital Corporation PLC in 2003. Tim is also a founding Trustee of the Medicsight Foundation, a United Kingdom registered charity, which is concerned with the relief of human suffering and poverty and the promotion of health and education.

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

        Professor Hakim successfully started the first Pancreas Transplant Program in the Southeast of England. He represented Britain in the International team, which performed the first arm transplant and the first double arm transplant in the world. Professor Hakim was recently elected President of the International College of Surgeons based in Chicago. Prior to his election he served as First Vice President and European Federation Secretary.

        Dr Allan Miller qualified in medicine at St Bartholomew's Hospital Medical School, London in 1961. In 1965 Dr Miller was admitted to the Royal College of Physicians. After spending 8 years in general practice he was appointed as a medical adviser to international pharmaceutical company, Hoffman La Roche. Dr Miller oversaw the clinical research program for both Isotretinoin and Etretinate and its successor Acitretin. Each of these products was registered worldwide and granted marketing authorization. At Hoffman La Roche Dr Miller held the positions of Head of Clinical Cardiovascular Research Worldwide, Head of Dermatological Research Worldwide and Head of all Clinical Research UK. During his time with Hoffman La Roche, over 9 separate products were successfully registered.

        In 1984, Dr Miller joined a U.S. privately owned pharmaceutical group, Purdue Pharma, Mundipharma in Europe and Napp Pharma as Medical Director. Dr Miller established the clinical programs for controlled release tablets, which led to the establishment of the controlled release morphine products. This new palliative process pioneered by Dr Miller's team some 20 years ago has now used throughout the world. Dr Miller spent 14 years as Medical Director for Napp Pharmaceuticals Ltd and 4 years as European Medical Research Director of the Purdue Pharma, Mundipharma, Napp group based in Cambridge, England.

        Dr Miller is also a Member of the British Medical Association and a Fellow of the Royal Society of Medicine.

Significant Employees

        Significant employees of MS-PLC are:

        Peter Venton OBE was appointed as a director of MS-PLC on November 22, 2001. Mr. Venton has over 30 years' experience in the computing and telecommunications industry and holds several patents in the sector. Between 1985 and 2000, Mr. Venton held various chief executive posts, including Plessey Radar, which became Siemens Plessey Electronic Systems after its takeover by Siemens in 1989. From 1993 to 1996, he was the Chief Executive of GEC-Marconi Prime Contracts. From 1997 to 2000, Mr. Venton was the Regional Managing Director of GEC PLC (BAE Systems from December 1999), the supplier of defense, telecommunications, medical and industrial products and systems. He currently serves as the Deputy Chairman of International Hospitals Group and is the Technical Audit Chairman for the Defence Evaluation and Research Agency. He was made a member of the Order of the British Empire (OBE) in the Queen's Birthday Honours in 1989 for services to UK Industry. From March 2001 to January 27, 2002 Mr. Venton was a director of the Company.

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

        Sir Christopher is a Medical Oncologist by specialty, having qualified in 1961. His distinguished medical career has been based in Oxfordshire having been a consultant clinical oncologist from 1970 at the Churchill Hospital in Oxford, and he also served as director of clinical studies at the medical school. He was district general manager of the Oxford Health Authority from 1984-88. In addition he has served on the Animal Welfare Council and Imperial Cancer Research Fund.

        Dr John Costello has been a Consultant Physician in general and respiratory medicine at King's College Hospital since 1977 and senior lecturer in Medicine at Guy's Kings and St Thomas's School of Medicine. Between 1982 and 1998 he was Director of the academic department of respiratory medicine. He specializes in bronchial asthma and its treatment, including collaboration with basic scientists in investigation of mechanisms.

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

        In February 2002 he was appointed as Director of Medical Science at MS-PLC, responsible for developing innovative technology for radiological population pre-emptive scanning for early detection of cancer and coronary heart disease. In this role he sees great potential for early diagnosis of diseases, which are currently an enormous burden on healthcare providers, thus preventing their long-term effects and generating a fundamental change in national attitudes to healthcare and disease prevention.

        Dr Jamshid Dehmeshki was appointed Chief Technology Officer in July 2001. He was awarded his PhD while based at the Computer Science Department of Nottingham University, United Kingdom and also holds an MSc in Applied Mathematics and Computer Science. The main subject of his PhD was a stochastic model-based approach to image processing and he has written over 40 journal papers and conference proceedings. This involved recognition, classification and segmentation of textured images into different regions based on their statistical characteristics.

        Jamshid went on to work as a research fellow in the Centre for Industrial and Medical Information (CIMI) for two years where he was responsible for developing the 'image processing'

algorithms for various medical and industrial applications such as MRI, CT scan, textile, mineral, and remote sensing images. From March 1999 to July 2001, as a senior research fellow, he worked in the NMR Research Unit at the Institute of Neurology, National Hospital for Neurology and Neurosurgery, University College London. Jamshid's work included research into various medical imaging and data processing methods in NMR.

        As a result of his ten years' research in image processing, he has published around 40 'first author' articles in leading medical and scientific journals and conferences. He is an honorary lecturer in medical physics at the Institute of Neurology (National Hospital for Neurology and Neurosurgery) at University College London.

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

Audit Committee Financial Expert

        The Company's Board of Directors has determined that the Company does not have an audit committee financial expert, as defined in Regulation S-K promulgated under the Securities and Exchange Act of 1934, serving on its audit committee. The Company will look to appoint an independent director with the necessary financial experience who will serve as the audit committee financial expert once the audit committee has been established.

Code of Ethics

        The Company is in the process of adopting a code of ethics that applies to the Company's principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION.

        The following table summarizes calendar 2003, 2002 and 2001 compensation for services in all capacities of the Company's executive officers.

Summary Compensation Table

				Long-Term Compensation
	Annual Compensation			Awards	Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Securities Underlying Options (#)	Restricted Stock Awards (#)	LTIP Payouts ($)	All Other Compensation
Stephen Forsyth, Chairman and CEO (1)	2003	—	—	—	—	—	—
Simon Zuanic, CEO (1)	2003	131,560	—	—	—	—	100,315
Stefan Allesch-Taylor, Chairman and CEO (1)	2003 2002 2001	116,222 113,183 120,056	— — —	— — —	— — —	— — —	— — —
Paul Gothard, CFO (2)	2003 2002 2001	115,115 102,619 42,841	— — —	— — —	— — —	— — —	— — —
Jason Forsyth, CFO (2)	2001	90,788	—	—	—	—	—

(1)
Stefan Allesch-Taylor resigned as the Company's Chief Executive Officer effective January 13, 2003 and resigned as Chairman effective December 8, 2003. Simon Zuanic was appointed Chief Executive Officer January 13, 2003 and resigned effective December 8, 2003 to work in other operations within the International Capital Corporation PLC group. Stephen Forsyth was appointed the Company's Chairman and Chief Executive Officer effective December 8, 2003.

(2)
Jason E. Forsyth resigned as the Company's Chief Financial Officer effective December 27, 2001. Paul Gothard was appointed the Company's Chief Financial Officer from November 15, 2002. Stefan Allesch-Taylor served as Chief Financial Officer in the interim period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of March 19, 2004, and before by:

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

5% shareholders in this table is as follows: Medicsight, Inc., 46 Berkeley Square, London, W1J 5AT, United Kingdom.

        Percentage beneficially owned is based upon 29,282,431 shares of Common Stock issued and outstanding as of March 31, 2004.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Equity Beneficially Owned
5% Beneficial Owners
STG Holdings PLC (1) 46 Berkeley Square London, United Kingdom W1J 5AT	10,673,642	36.5%
General Mediterranean Holding SA Center Financier 29 Avenue de la Poste Neuve L-2227 Luxembourg	3,350,000	11.4%
Directors and Officers
Stephen Forsyth	—	*
Paul Gothard	—	*
Tim Paterson-Brown	—	*
Professor Nadey Hakim	—	*
Dr Allan Miller	—	*
Total Officers and Directors as a Group (5 persons)	—	*

(1)
International Capital Corporation PLC, 15 rue de la Confederation, Geneva 1204, Switzerland, a company registered in Gibralter, which owns 95.8% of the outstanding share capital of STG Holdings PLC. Additionally Stephen Forsyth, Paul Gothard and Tim Paterson-Brown are the Directors of STG Holdings PLC.

*
Less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Acquisition of Core Ventures Ltd—In September 2000 the Company acquired 100% of the outstanding stock of Core Ventures Limited. At the time of this transaction, Dr. Alexander Nill was a Director of the Company and principal beneficial shareholder of Core Ventures Limited. In connection with this acquisition, Dr. Nill had guaranteed the valuation of the net assets of Core Ventures Limited to be not less then $25,000,000 as of December 15, 2000. Dr. Nill resigned as a Director of the Company effective February 27, 2001.

        On December 27, 2000, Dr. Nill executed a Memorandum of Understanding ("MOU") with the Company in which he admitted to substantial liability under the personal guarantee. The MOU stipulated that the net assets of Core were estimated to be $2,540,000 and that the warrants to purchase further Red Cube stock held by Core had no value. Dr. Nill acknowledged that he had been served with a formal demand by the Company to honor his obligations to us pursuant to the terms of the personal guarantee. The MOU provided, inter alia, that Troy was to provide a schedule of other assets having a value of not less than $10,900,000, such market value to be determined by our independent auditors as being the fair market value as at the valuation date, which assets Dr. Nill agreed to cause Troy to deliver to us, or as we directed, within 21 days of the date of the MOU. In consideration of our forbearance to immediately sue him to enforce the personal guarantee, Dr Nill, also was to cause to be delivered to us within seven days of the date of the MOU, 616,192 shares of our Common Stock (the equivalent of 924,282 shares pre-splits) endorsed in blank. Dr Nill did not honor his obligations under the MOU and we were unable to obtain effective enforcement, by means of escrow arrangements or otherwise, of the personal guarantee.

        In the fiscal quarter ended September 30, 2001, an agent, NYPPe, LLC, was assigned to dispose of shares owned by Dr. Nill in a secondary private placement. As of December 31, 2001 5,000 of those shares (the equivalent of 15,000 shares pre-reverse split) had been sold, resulting in net proceeds to the Company of $75,000.

        We do not consider that enforcement of the terms of the personal guarantee through legal action with a view to recovering against other assets is likely to provide an effective remedy for us. We reached an oral understanding with Dr Nill that the proceeds from the sale of 1,195,000 of Dr Nill's shares of our Common Stock were to be remitted to us. We reserved our other rights and remedies that may be available to us against Dr Nill. The Company received proceeds net of commission under the guarantee of $3,689,000 from the sale of 1,195,000 shares in Fiscal 2003.

        On March 6, 2002, Core entered into voluntary liquidation proceedings. In accordance with the laws governing companies organized in the British Virgin Islands, Core appointed a liquidator to assess the fair value of its assets.

        Asia IT Capital Investments Ltd—On December 29, 2000, the Company acquired all of the issued and outstanding shares of HTTP Insights Limited ("Insights"). Asia IT Capital Investments Limited was a shareholder in Insights as well as the Company at the time of the acquisition, and has provided a credit facility for up to $20,000,000. The credit facility expired on December 31, 2001, but has been extended to June 30, 2005. All advances under the credit facility accrue interest at 2% above US LIBOR. The Company is restricted from borrowing funds, directly or indirectly, other than through the credit facility, without the consent of Asia IT.

        On November 20, 2001, Asia IT entered into a £10,000,000 ($16,000,000) credit facility with MS-PLC. Such facility ceases in November 2005 and is secured by a lien on all of the assets of MS-PLC. Interest on outstanding amounts accrues at 2% above GBP LIBOR. Pursuant to such credit facility, MS-PLC had covenanted to undertake a public offering of its ordinary shares in an amount not less than £25,000,000 not later than March 2002. MS-PLC did not complete such an offering and the facility nevertheless remains in place. The loan is convertible into ordinary shares in MS-PLC on announcement of an Offer to Subscribe, Placing or other public offering of its ordinary shares, at the same price per share as the offering price. Due to the private offering being undertaken by MS-PLC, the loan is currently convertible. In addition ASIA IT Capital Investments Limited acquired approximately 7,080,000 MS-PLC shares from the 15 million shares issued to Nightingale Technologies as part of the Insights acquisition. On December 23, 2002, the Company entered into a share swap with General Nominees and Asia IT Nominees whereby the Company issued 1,866,666 shares to General Nominees (1,674,894 shares) and Asia IT Nominees (191,772 shares) in return for 7,000,000 MS-PLC shares held by General Nominees (6,280,852 shares) and Asia IT Nominees (719,148 shares) respectively.

        In addition, a director of Asia IT is a brother of Tim Paterson-Brown who was appointed to the Board on December 8, 2003 and to the Board of MS-PLC on September 5, 2003. In addition to the loan facilities made available by Asia IT to the Company and MS-PLC, Asia IT underwrote two private placements in Fiscal 2003. For the Company Asia IT underwrote a $10,000,000 private placement, which generated funds of $9,063,000 after deducting Asia IT's commission of $937,000 (partly paid by issuing 211,000 shares of Company stock valued at $3.00 per share). For MS-PLC Asia IT underwrote a

£2,725,000 ($4,670,000) private placement, which generated funds of £2,453,000 ($4,222,000) after deducting Asia IT's commission of £272,000 ($448,000).

        Corporate offices—The Company's corporate offices at 46 Berkeley Square are leased to International Cellulose Company Limited (ICCL), a company registered in England and Wales. STG Holdings PLC, the majority stockholder of Medicsight, acquired 100% of the issued share capital of International Cellulose Company Limited in November 2001. Up until June 30, 2003 rent on 46 Berkeley Square was managed by Berkeley Square Ventures Limited (BSV), a property management company incorporated in England and Wales. Subsequent to June 30, 2003 rent was paid direct to ICCL. The rent payable is based on the amount of space each company occupies. There are no formal leases between the tenants and ICCL. In Fiscal 2003 the Company paid $909,000 in rent (Fiscal 2002: $399,000, Fiscal 2001: $285,000). The increase being due to the company requiring more space at 46 Berkeley Square as it employed more personnel.

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

PART IV

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.	Fees billed by our principal accountant amounted to $240,000 in Fiscal 2003, $147,000 in Fiscal 2002 and $62,000 in Fiscal 2001.
Audit Related Fees.	Fees billed by our principal accountant amounted to $nil in Fiscal 2003, $nil in Fiscal 2002 and $nil in Fiscal 2001.
Tax Fees.	Fees billed by our principal accountant amounted to $58,000 in Fiscal 2003, $7,000 in Fiscal 2002 and $nil in Fiscal 2001.
All Other Fees.
Fees billed by our principal accountant amounted to $9,000 in Fiscal 2003 concerning various matters, $nil in Fiscal 2002 and $23,000 in Fiscal 2001 for financial assistance advice under UK Company Law.

        The Company does not have an audit committee at present to pre-approve audit and non-audit fees and to take a view as to whether non-audit fees are compatible with the auditors independence.

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Financial Statements

        The financial statements of the Company for the fiscal years covered by this Annual Report are located on pages F-1 to F-27 of this Annual Report.

Exhibits

Exhibit No.	Description
1.1	Underwriting Agreement between Internet Holdings, Inc. and Panther Capital Ltd., dated January 6, 2000(1)
2.1	Articles of Merger of Medicsight, Inc., a Utah corporation(2)
2.2	Certificate of Merger of Medicsight, Inc., a Delaware corporation(2)
2.3	Offering Document to acquire shares of Radical Technology PLC.(3)
3.1	Certificate of Incorporation of Medicsight, Inc. and amendments thereto(2)
3.2	By-Laws of Medicsight, Inc.(2)
4.1	Loan Note issued by HTTP Insights, Ltd. to Nightingale Technologies Ltd.(8)
10.1	Stock Purchase Agreement, dated as of September 7, 2000, between Troy Ventures Ltd. and Internet Holdings, Inc.(4)
10.2	Share Sale Agreement between Nightingale Technologies Limited and Medicsight, Inc.(5)
10.3	Letter Agreement between Asia IT Capital Investments, Ltd. and Medicsight, Inc.(7)
10.3	Letter Agreement between Asia IT Capital Investments, Ltd. and Medicsight PLC(8)
16.1	Letter from BDO Stoy Hayward regarding change in certifying accountant, dated November 14, 2003.(6)
21.1	Subsidiaries (filed herewith at page E-1).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer (filed herewith at page E-2).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer (filed herewith at page E-3).
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer (filed herewith at page E-4).
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer (filed herewith at page E-5).
99.1	Report of Intangible Business Limited as to the fair market value of the 15 million Medicsight PLC shares issued to Nightingale Technologies on behalf of Medicsight, Inc (filed herewith).
99.2	Report of Empire Valuation Consultants, Inc as to the fair market value of the Assets of Nightingale Technologies Limited (filed herewith).

(1)
Incorporated herein by reference to the Company's Current Report on Form 8-K filed January 31, 2000.

(2)
Incorporated herein by reference to the Company's Current Report on Form 8-K filed on January 30, 2004.

(3)
Incorporated herein by reference to the Company's Current Report on Form 8-K filed on May 23, 2000.

(4)
Incorporated herein by reference to the Company's Current Report on Form 8-K filed September 27, 2000.

(5)
Incorporated herein by reference to the Company's Current Report on Form 8-K filed March 7, 2001.

(6)
Incorporated herein by reference to the Company's Current Report on Form 8-K, filed November 14, 2003, as amended on December 23, 2003.

(7)
Incorporated herein by reference to the Company's Registration Statement on Form SB-2, filed December 26, 2001.

(8)
Incorporated herein by reference to the Company's Annual Report on Form 10-KSB, filed April 19, 2002.

Reports on Form 8-K

        On October 28, 2002, the Company filed a Current Report on Form 8-K announcing that the Company had changed its name to Medicsight, Inc.

        On December 30, 2002, the Company filed a Current Report on Form 8-K announcing that the Company had affected a 1-for-3 reverse split of its Common Stock.

        On August 5, 2003, the Company filed a Current Report on Form 8-K announcing an amendment to its Certificate of Incorporation reducing the number of shares the Company is authorized to issue from 100,000,000 shares to 25,000,000 shares.

        On November 14, 2003, as amended on December 23, 2003, the Company filed a Current Report on Form 8-K announcing the resignation of BDO Stoy Hayward as the Company's auditors on November 7, 2003.

        On November 21, 2003 the Company filed a Current Report on Form 8-K announcing that the Company engaged the firm of Amper, Politziner & Mattia, P. C. as the Company's independent accountants.

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

MEDICSIGHT, INC.
April 8, 2004
	By:	/s/ STEPHEN FORSYTH Chief Executive Officer (Principal Executive Officer)
April 8, 2004
	By:	/s/ PAUL GOTHARD Chief Financial Officer (Principal Financial Officer)

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN FORSYTH Stephen Forsyth	Director	April 8, 2004
/s/ PAUL GOTHARD Paul Gothard	Director	April 8, 2004
/s/ TIM PATERSON-BROWN Tim Paterson-Brown	Director	April 8, 2004
/s/ NADEY HAKIM Nadey Hakim	Director	April 8, 2004
/s/ ALLAN MILLER Allan Miller	Director	April 8, 2004

MEDICSIGHT, INC. AND SUBSIDIARIES

(FORMERLY HTTP TECHNOLOGY, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

TOGETHER WITH INDEPENDENT ACCOUNTANTS REPORT

MEDICSIGHT, INC. AND SUBSIDIARIES

(FORMERLY HTTP TECHNOLOGY, INC.)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants	F-2
Consolidated Balance Sheets as of December 31, 2003, December 31, 2002 (restated) and December 31, 2001 (restated)	F-3
Consolidated Statements of Operations for the years ended December 31, 2003, December 31, 2002 (restated) and December 31, 2001 (restated)	F-4
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Loss for the years ended December 31, 2003, December 31, 2002 (restated) and December 31, 2001 (restated)	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2003, December 31, 2002 (restated) and December 31, 2001 (restated)	F-6
Notes to the Consolidated Financial Statements	F-7 to F-27

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Medicsight, Inc.:

        We have audited the accompanying consolidated balance sheets of Medicsight, Inc. (a Delaware Corporation), formerly HTTP Technology, Inc. and Subsidiaries as of December 31, 2003, 2002, and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medicsight, Inc. and Subsidiaries as of December 31, 2003, 2002, and 2001 and the results of their operations and their cash flows for years then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 3, the consolidated financial statements for the years ended December 31, 2002 and December 31, 2001 have been restated.

        As discussed in Notes 2 and 10 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002.

/s/ Amper, Politziner & Mattia P.C.

March 12, 2004
Edison, New Jersey

MEDICSIGHT, INC. AND SUBSIDIARIES
(FORMERLEY HTTP TECHNOLOGY, INC)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2003, DECEMBER 31, 2002 AND DECEMBER 31, 2001
(in $ thousands)

	2003	2002 As restated Note 3	2001 As restated Note 3
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$845	$1,778	$203
Accounts receivable (net of allowance for doubtful debts of $nil, $nil and $74)	33	1	93
Other receivables	123	1	183
Prepaid expenses	539	222	118
VAT Receivable	604	282	60

Total current assets	2,144	2,284	657
PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation of $1,480, $480 and $315	3,033	1,416	359
INVESTMENTS, at cost	429	525	700
SECURITY DEPOSITS	843	5	50
INTANGIBLE ASSET, at cost, net of accumulated amortization of $nil, $8,988 and $4,494	—	—	17,976
EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED, net of accumulated amortization of $nil, $nil and $16,645	11,200	11,200	68,178

Total assets	$17,649	$15,430	$87,920

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,342	$2,468	$635
Accrued expenses	700	704	437
Accrued professional expenses	326	191	209
Bank overdraft	196	—	—
Line of credit—related party	2,880	2,332	1,325
Current portion of obligations under capital leases	96	32	6
Short-term debt	—	3,250	3,250

Total current liabilities	6,540	8,977	5,862

Obligations under capital leases, net of current portion	306	42	19

Total liabilities	6,846	9,019	5,881

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 25,000,000 shares
authorized, 24,488,858, 21,154,879 and 19,288,291 shares issued and outstanding	24	21	19
Additional paid-in capital	173,810	162,156	145,596
Vendor guarantee	—	(3,689)	(10,000)
Currency translation adjustment	123	290	(44)
Accumulated deficit	(163,468)	(153,372)	(54,459)

TOTAL STOCKHOLDERS' EQUITY	10,489	5,406	81,112
Minority interest	314	1,005	927

Total Stockholders' equity and minority interest	10,803	6,411	82,039

Total liabilities and stockholders' equity	$17,649	$15,430	$87,920

The accompanying notes are an integral part of these statements.

MEDICSIGHT, INC. AND SUBSIDIARIES
(FORMERLY HTTP TECHNOLOGY, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003, DECEMBER 31, 2002, AND DECEMBER 31, 2001
(in $ thousands except per share data)

	2003	2002 As restated Note 3	2001 As restated Note 3
REVENUES	$276	$82	$225
EXPENSES:
Selling, general and administrative	10,279	10,619	10,522
Software development cost	—	—	77
Research and development cost	2,498	1,239	1,266
Impairment of intangibles	—	13,482	387
Impairment of investments	95	175	2,412
Impairment of vendor guarantee	—	6,311	9,109
Amortization of goodwill	—	—	15,385
Impairment of goodwill	—	68,178	7,217

	12,872	100,004	46,375

Operating loss	(12,596)	(99,922)	(46,150)
OTHER INCOME/(EXPENSE)
Interest and other income	12	3	191
Net foreign exchange losses	(2)	(164)	—

	10	(161)	191

Net loss before minority interest	(12,586)	(100,073)	(45,959)
MINORITY INTEREST	2,490	1,170	114

Net loss	$(10,096)	$(98,913)	$(45,845)

PER SHARE DATA:
Basic and diluted loss per share	(0.45)	(5.13)	(2.47)
Weighted average number of common shares outstanding	22,203,126	19,294,654	18,563,404

The accompanying notes are an integral part of these statements.

MEDICSIGHT, INC. AND SUBSIDIARIES
(FORMERLY HTTP TECHNOLOGY, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2001 TO DECEMBER 31, 2003
(figures in $ thousands)

	Common Stock*
						Retained Earnings (Accumulated Deficit)
			Additional Paid-In Capital	Vendor Guarantee	Accumulated Comprehensive Income (Loss)		Total Stockholders' Equity
	Shares	Amount
BALANCE, JANUARY 1, 2001	14,250	$14	$50,943	$(19,109)	$(19)	$(8,614)	$23,215
Issuance of shares in connection with acquisition of Radical Technology PLC	40	—	601	—	—	—	601
Issuance of shares in connection with acquisition of Nightingale Technologies Ltd	5,000	5	92,995	—	—	—	93,000
Equity contribution by shareholder			1,057	—	—	—	1,057
Impairment of vendor guarantee	—	—	—	9,109	—	—	9,109
COMPREHENSIVE LOSS
Net loss for the year	—	—	—	—	—	(45,845)	(45,845)
Net effect of foreign currency translation adjustments	—	—	—	—	(25)	—	(25)

Total comprehensive loss	—	—	—	—	(25)	(45,845)	(45,870)

BALANCE, DECEMBER 31, 2001	19,290	19	145,596	(10,000)	(44)	(54,459)	81,112
Additional paid-in capital received on stock issued by MS-PLC, net	—	—	5,362	—	—	—	5,362
Stock issued by Medicsight, Inc to acquire additional stock in MS-PLC	1,865	2	11,198	—	—	—	11,200
Impairment of vendor guarantee	—	—	—	6,311	—	—	6,311
COMPREHENSIVE LOSS
Net loss for the year	—	—	—	—	—	(98,913)	(98,913)
Net effect of foreign currency translation adjustments	—	—	—	—	334	—	334

Total comprehensive loss	—	—	—	—	334	(98,913)	(98,579)

BALANCE, DECEMBER 31, 2002	21,155	21	162,156	(3,689)	290	(153,372)	5,406
Stock issued by Medicsight, Inc, net	3,333	3	9,060	—	—	—	9,063
Additional paid-in capital received on stock issued by MS-PLC, net	—	—	2,594	—	—	—	2,594
Funds received under vendor guarantee	—	—		3,689	—	—	3,689
COMPREHENSIVE LOSS
Net loss for the year	—	—	—	—	—	(10,096)	(10,096)
Net effect of foreign currency translation adjustments	—	—	—	—	(167)	—	(167)

Total comprehensive loss	—	—	—	—	(167)	(10,096)	(10,263)

BALANCE, DECEMBER 31, 2003	24,488	$24	$173,810	$—	$123	$(163,468)	$10,489

*
All share issuances have been retroactively restated to give effect to 1 for 3 reverse stock split on December 30, 2002.

The accompanying notes are an integral part of these statements.

  MEDICSIGHT, INC. AND SUBSIDIARIES
  (FORMERLY HTTP TECHNOLOGY, INC.)
  CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE YEAR ENDED DECEMBER 31, 2003,
  DECEMBER 31, 2002 AND DECEMBER 31, 2001
  (in $ thousands)

	Year ended December 31, 2003	Year ended December 31, 2002 As restated Note 3	Year ended December 31, 2001 As restated Note 3
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,096)	$(98,913)	$(45,845)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of intangibles	631	4,735	4,867
Impairment of intangibles	—	13,482	387
Amortization of goodwill	—	—	15,385
Impairment of goodwill	—	68,178	7,217
Capitalized software development costs written off	—	—	77
Provision for doubtful accounts	—	—	3
Net foreign exchange losses	—	164	—
Interest from prior years forgiven	—	399	—
Impairment of investment	95	175	2,412
Impairment of vendor guarantee	—	6,311	9,109
Minority interest in net losses of subsidiary	(2,490)	(1,170)	(114)
(Increase)/decrease in assets
Accounts receivable	(32)	93	21
Other receivables	(122)	181	(35)
Prepaid expenses	(317)	(104)	170
VAT receivable	(322)	(221)	98
Unbilled services	—	—	(86)
Security deposits	(743)	44	194
Increase/(decrease) in liabilities
Accounts payable	42	1,038	(48)
Accrued expenses	70	(103)	268
Accrued professional expenses	135	(18)	(28)

Net cash used in operating activities	(13,149)	(5,729)	(5,948)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,293)	(464)	(163)
Proceeds from sale of investments	—	2	1,660

Net cash (used in)/provided by investing activities	(1,293)	(462)	1,497

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(478)	—	(5)
Increase/(Decrease) in bank overdraft	196	—	(179)
Proceeds from line of credit — related party	356	1,006	1,325
Repayments of short-term debt	(3,250)	—	(2,756)
Proceeds from sale of common stock	9,063	—	—
Proceeds from MS-PLC sale of common stock	4,222	6,773	—
Proceeds from vendor guarantee	3,689	—	75

Net cash provided by/(used in) financing activities	13,798	7,779	(1,540)

Effects of exchange rates on cash and cash equivalents	(289)	(13)	(37)
NET CHANGE IN CASH & CASH EQUIVALENTS	(933)	1,575	(6,028)

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	1,778	203	6,231

CASH & CASH EQUIVALENTS, END OF YEAR	$845	$1,778	$203

SUPPLEMENTAL DISCLOSURES OF CASH PAID
Interest	66	77	6
NON CASH FINANCING ACTIVITIES
Issuance of shares for acquisitions	—	—	115,399
Capital lease obligations for equipment	841	74	—

The accompanying notes are an integral part of these statements.

MEDICSIGHT, INC. AND SUBSIDIARIES
(FORMERLY HTTP TECHNOLOGY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and basis of presentation

        Medicsight, Inc. (along with its subsidiaries, the "Company") is the successor consolidated entity formed by the reverse acquisition on December 22, 1999 by Fairfax Equity Limited ("Fairfax") (now Medicsight Finance Ltd) of Internet Holdings, Inc. a publicly-held company originally incorporated in Utah in 1977, under the name, Trolley Enterprises, Inc. Fairfax, which was treated as the accounting acquirer in the transaction, was incorporated in the United Kingdom on October 18, 1999. Prior to its reverse acquisition by Fairfax, control of the former Internet Holdings, Inc., as well as the corporate name, had changed many times. All prior operations had previously been discontinued and all related claims and counterclaims were settled, the last of which settlements occurred in November 1999.

        The Company is a developer of sophisticated software technology in the medical sector. The Company's business objective is to deliver the Medicsight™ system.

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

        We have restructured our business to focus solely on the medical imaging applications derived from our core technology. We have concluded the process of incorporating all research, software development, and management and marketing activities related to our medical imaging initiatives into MS-PLC. In November 2001 assets were transferred from our other subsidiaries to MS-PLC and the costs incurred on the development of the Medicsight™ system (our state-of-the-art digital disease detection software system comprising MedicColon™, MedicHeart™, and MedicLung™) were reimbursed and assigned by way of a loan note from MS-PLC. The amount of the loan note to Medicsight, Inc. was £3,659,104, and this loan note was converted into 57,868,582 ordinary shares of MS-PLC issued to the Company and 15,000,000 ordinary shares of MS-PLC issued to the former parent of Insights in November 2001.

        During November 2002 Insights transferred ownership of the Technology and the patent applications associated with the technology to Medicsight Finance Limited ("Finance"). Insights was sold to an independent third party on December 6, 2002 for a nominal sum of $160.

        Current contracts between Software and existing customers have been completed. Software was sold to an independent third party on October 28, 2002 for a nominal sum of approximately $1,500. As of October 28, 2002 it had net assets of approximately $4,500.

        On December 19, 2000, HTTP Technology, Inc. entered into an Agreement and Plan of Merger with its wholly owned subsidiary HTTP Technology, Inc., a Delaware corporation and thereby effected a re-incorporation of the Company from Utah to Delaware.

        On October 28, 2002, the Company's name was changed from HTTP Technology, Inc. to Medicsight, Inc.

        The Company has incurred significant operating losses since inception. As a result, the Company has generated negative cash flows from operations, and has an accumulated deficit at December 31, 2003. The Company operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities and borrowed funds. The Company is currently seeking additional funding are actively developing the technology in order to bring it to market. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance, however, that management's efforts will be successful or that the product it markets will be accepted by consumers.

2. Summary of significant accounting policies:

        Principles of consolidation—The consolidated financial statements include the accounts of Medicsight, Inc. and its subsidiaries in which it has a controlling interest. Subsididaries acquired are consolidated from the date of acquisition. All inter-company accounts and transactions have been eliminated in consolidation.

        Cash and cash equivalents—The Company considers investments with original maturities of three months or less to be cash equivalents.

        Accounts Receivable—Accounts receivable are customer obligations due under normal trade terms and are stated at cost less any allowance for doubtful accounts. The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible. The balance for the years ended December 31, 2003, December 31, 2002 and December 31, 2001 for provision of doubtful accounts was $nil, $nil and $74,000, respectively.

        Investments—Investments consist of equity ownership in various corporations. The Company records these investments at historical cost, subject to any provision for impairment. For Fiscal 2003, the Company incurred an impairment loss on investments of $59,000 relating to the impairment in the carrying value of Eurindia PLC ("Eurindia"), based upon the management of Eurindia valuing the investment portfolio at $0.72 per share. Additionally the Company fully impaired its investment in Strategic Intelligence PLC ($36,000), as the Company was unable to obtain any information on or representations from its investment as to the fair value.

        For Fiscal 2002, the Company incurred an impairment loss on investments of $175,000 relating to the impairments in the carrying value of Eurindia and Top Tier, Inc. Based upon the management of Eurindia valuing the investment portfolio at $0.83 per share the Company incurred an impairment of $145,000 on the carrying value of its investment. Based on the financial status of Top Tier, Inc, the investment was permanently impaired, and the Company recorded impairment for the entire carrying value $30,000 of this investment. For Fiscal 2001, investments of $2,412,000 were impaired. Based on the financial status of Compaer AG the investment was permanently impaired in Fiscal 2001, and the Company recorded impairment for the entire carrying value of this investment.

        Property and equipment—Property and equipment are stated at cost. Depreciation is calculated on the various asset classes over their estimated useful lives, which range from two to five years. Leasehold improvements are depreciated over the term of the lease.

        Intangible assets—Intangible assets consist primarily of software development costs, trademarks, workforce and existing contracts. These intangible assets are being amortized on a straight-line basis over two to five years. The Company evaluates the periods of amortization continually to determine whether later events or circumstances warrant revised estimates of useful lives. The Company viewed the development of the Medicsight™ system and staff changes as such and so intangible assets acquired from Software and Insights (Value of Workforce) were fully impaired in Fiscal 2001. The balance of the intangibles relates to the Technology acquired from Insights for $22,470,000. During Fiscal 2003 the Company reviewed the value attributable to the Technology and concluded that as there had been no further development of the Technology except for the Medicsight™ applications in Fiscal 2002 that the Technology should be impaired in full at December 31, 2002. Therefore the Company recorded an impairment charge of $13,482,000 in Fiscal 2002. Accumulated amortization was $8,988,000 at December 31, 2002 and $4,494,000 at December 31, 2001.

        Excess of Purchase Price Over Net Assets Acquired—Excess of purchase price over net assets acquired ("goodwill") represents the excess of acquisition purchase price over the fair value of the net assets acquired. To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets. Effective January 1, 2002 with the adoption of SFAS No. 142, goodwill is no longer to be amortized. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 5 years.

        For Fiscal 2003, Fiscal 2002 and Fiscal 2001, the Company had excess of purchase price over net assets acquired of $11,200,000, $11,200,000 and $68,178,000 (net of amortization of $16,645,000) respectively.

        The increase in Fiscal 2002 of $11,200,000 was due to the Company acquiring an additional 7,000,000 shares in MS-PLC by way of a share swap. The consideration for the MS-PLC stock was 1,866,666 shares in the Company's stock valued at $6.00 per share based upon the weighted average share price of the Company's stock. The excess of purchase price over net assets acquired of $68,178,000 was from the Company's acquisition of Insights. The goodwill attributable to the Insights acquisition comprises the first tranche of 5 million shares issued by the Company of $67,087,000 and the second tranche of 15 million shares issued by MS-PLC on behalf of the Company of $1,091,000, both amounts stated after amortization.

        Impairment of Excess of Purchase Price Over Net Assets Acquired—The Company adopted SFAS No. 142 on January 1, 2002. Under this standard, goodwill will be tested for impairment on an annual basis or whenever indicators of impairment arise.

        The Company has reviewed the goodwill attributable to the acquisition of Insights of $68,178,000 in Fiscal 2000 after the fair value adjustment described in Note 3. As the business of Insights had been transferred to other group companies in 2001 (MS-PLC) and 2002 (Medicsight Finance Ltd) and Insights sold to an independent third party on December 6, 2002 the Company has concluded that the goodwill attributable to the acquisition of Insights should be impaired in full as at December 31, 2002. Therefore the Company is recording an impairment charge of $68,178,000 in Fiscal 2002.

        The goodwill attributable to the acquisition of Software has been fully impaired at December 31, 2001 in response to the halt on the development of its own software to concentrate on the Medicsight™ system. An impairment of $6,906,000 was recorded. A further impairment of the goodwill acquired on the acquisition of Software of $311,000 was recorded after comparing preliminary estimates with a valuation undertaken on behalf of the company.

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

        Foreign currency translation—The accounts of the Company's foreign subsidiaries are maintained using the local currency as the functional currency. For these subsidiaries, assets and liabilities are translated into U.S. dollars at year-end exchange rates, and income and expense accounts are translated at average monthly exchange rates. Net gains and losses from foreign currency translation are excluded from operating results and are accumulated as a separate component of stockholders' equity.

        Gains and losses on foreign currency transactions are reflected in current operating results.

        Revenue recognition—Revenue is recognized as services are performed, in accordance with the terms of the contractual arrangement, where persuasive evidence of an arrangement exists, the fee is fixed and determinable and collection is reasonably assured.

        The Company's principal revenues in Fiscal 2003 relate to the Company-operated Lifesyne™ scanning centers in the United Kingdom at Ravenscourt and Westminster in London. The Company's principal revenues in Fiscal 2002 and Fiscal 2001 relate to maintenance and support services for contracts entered into by Software. These support services have now been completed and future revenues will be derived from such services as scanning, licensing of the software and franchising services.

        Research and development—Costs incurred in connection with the development of software products that are intended for sale are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Costs incurred prior to technological feasibility being established for the product are expensed as incurred. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software production costs can be capitalized and subsequently reported at the lower of un-amortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. Amortization commences when the product is available for general release to customers.

        The Company concluded that capitalizing such expenditure on completion of a working model was inappropriate because of the difficulty in assigning costs accurately to the various software products and versions being developed as technical and development staff are moved from product to product and version to version on a regular basis. Therefore the Company has decided to expense all research and development costs. The Company's research and development costs are comprised of staff and consultancy costs expensed on the Medicsight™ system.

        The Company's expenditure on research and development comprise of staff and consultants employed in the development of the Medicsight™ system. During the twelve months ended December 31, 2003, December 31, 2002 and December 31, 2001, the Company expended $2,498,000, $1,239,000 and $1,266,000 respectively for research and development expenses for the Medicsight™ system. We cannot predict the amount of additional expenditures that will be necessary prior to achieving commercialization of our products.

        During Fiscal 2001 software development costs of $77,000 were written off as the projects concerned (Addserver—structure advertising software and Callanalysis -a website) were halted.

        Income taxes—Deferred taxes are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting purposes. The net difference, if any, between the provision for taxes and taxes currently payable is reflected in the balance sheet as deferred taxes. Deferred tax assets and/or liabilities, if any, are classified as current and non-current based on the classification of the related asset or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability. Valuation allowances are recorded to reduce deferred tax assets to that amount which is more likely than not to be realized.

        Loss per share—Basic loss per share is calculated by dividing net income or loss attributable to the ordinary shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing the net income or loss attributable to the ordinary shareholders by the sum of the weighted average number of common shares outstanding and the diluted potential ordinary shares.

        Comprehensive loss—Comprehensive loss reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss is comprised of net (loss) and foreign currency translation adjustments.

        Fair Value of Financial Instruments—Statement of Financial Accounting Standards 107, requires all entities to disclose the fair value of certain financial instruments in their financial statements. Accordingly, the Company reports that the carrying amount of cash and cash equivalents, accounts receivable, monetary prepayments, accounts payable and accrued liabilities, advances and short term debt approximates fair value due to the short maturity of these instruments.

        Segment Reporting—The Company follows the provisions of Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information". The approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers.

        Common Stock—The holder of each share of common stock outstanding is entitled to one vote per share.

        Stock Options—The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its employee stock options. Under this method, compensation cost is measured as the amount by which the market price of the underlying stock exceeds the exercise price of the stock option at the date at which both the number of options granted and the exercise price are known.

        In accordance with SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation is as follows:

December 31, 2003
Net loss—as reported	($10,096)
Add:
Stock-based employee compensation expense included in reported net income, net of related tax effects	0
Deduct:
Adjustment to total stock-based employee compensation expense determined under the intrinsic value method for expense determined under the fair value based method, net of related tax effects	(65)

Pro forma net income	($10,161)

Earnings per share:
Basic, as reported	($0.45)

Basic, pro forma	($0.46)

Diluted, as reported	($0.45)

Diluted, pro forma	($0.46)

        Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at $.65 on the date of grant using the Black-Scholes option-pricing model.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are not transferable.

        The following weighted-average assumptions were used for the year ended December 31, 2003:

Risk-free interest rate	3.5%
Expected volatility	0%
Dividend yield	0%
Expected life	2 years

        Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as revenues and expenses during the reporting period. Actual results could vary from those estimates.

        Reclassisfications—Certain reclassifications have been made to prior year financial statements in order to conform to the current year presentation.

  Recent accounting pronouncements—

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities ("VIEs"). FIN No.46 is applicable immediately for VIEs created after January 31, 2003 and are effective for reporting periods ending after December 15, 2003, for VIEs created prior to February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, public companies that have interests in VIE's that are commonly referred to as special purpose entities are required to applythe provisions of FIN 46R for periods ending after December 15, 2003. A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ending after March 14, 2004. The Company does not expect FIN No. 46 to have an effect on the consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 specifies that freestanding financial instruments within its scope constitute obligations of the issuer and that, therefore, the issuer must classify them as liabilities. Such freestanding financial instruments include mandatory redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS No. 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 is effective at the beginning of the third quarter of 2003. The Company has determined that the statement will not have a material impact on the consolidated financial position, results of operations and cash flows of the Company.

3. Restatement of financial statements

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

	December 31, 2002		December 31, 2001
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands, except per share data)
Consolidated balance sheet data as of:
Intangible assets	$13,482	$—	$17,976	$17,976
Goodwill	100,119	11,200	88,919	68,178
Additional paid in capital	182,897	162,156	166,337	145,596
Vendor guarantee	(3,227)	(3,689)	(10,000)	(10,000)
Accumulated deficit	(72,174)	(153,372)	(54,459)	(54,459)
Stockholders' equity	107,807	5,406	101,853	81,112
	December 31, 2002
	As Previously Reported	As Restated
Consolidated statements of operations data for the year ended:
Impairment of intangibles	$—	$13,482
Impairment of vendor guarantee	6,773	6,311
Impairment of goodwill	—	68,178
Net loss	(17,715)	(98,913)
Net loss per share—basic and diluted	$(0.92)	$(5.13)

There is no effect on the consolidated statement of operations for the year ended December 31, 2001.

December 31, 2001

Fair Value attributable to the second tranche of shares issued to Nightingale Technologies Ltd

        The transaction affected is the fair value attributable to the second tranche of shares issued to Nightingale Technologies Ltd ("Nightingale") by Medicsight, PLC ("MS-PLC") on behalf of Medicsight, Inc ("Company") as part of the acquisition of HTTP Insights Ltd ("Insights") in 2000.

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

        At a MS-PLC board meeting in November 2001, the directors agreed to settle an outstanding Loan Note payable to the Company by MS-PLC of £3,659,000 ($5,324,000), by issuing 73,868,582 shares at par (£0.05 ($0.07)). At the request of the Company, MS-PLC issued the stock in two tranches: 58,868,582 shares to the Company and 15,000,000 shares to Nightingale. At the same time MS-PLC went on to issue a further 1 million shares (par value £0.05 ($0.07) per share) to the Company at par for a subscription price of £50,000 ($72,750) in cash. Subsequently the directors of MS-PLC have sought and obtained UK Legal Counsel's Opinion that concludes that the fair value of the shares issued to Nightingale in November 2001 was £0.05 ($0.07) per share and not £1.00 ($1.455) per share. In addition, the directors of the Company engaged an independent valuer, Intangible Business Limited, to establish a valuation for the shares issued in November 2001 based on US GAAP. This report ascribes a fair value of £0.05 ($0.07) per share. A copy of this report is filed herewith (Exhibit 99.1). The revised fair value of the 15 million shares issued is $1,091,000. The effect of the restatement is to reduce goodwill and additional paid in capital by approximately $20,741,000. The restatement had no effect on the consolidated statement of operations for the year ended December 31, 2001.

        As a result of the above, the Company had not filed its third quarter Form 10-Q (September 30, 2003) and the Company's listing has been moved to the OTC Pink Sheet exchange from the OTC Bulletin Board exchange as the Company is not current in its filings and hence ineligible for the OTC Bulletin Board.

December 31, 2002

Intangible Assets

        The intangible asset relates to the technology (the Stochastic Perception Engine) acquired from Insights for $22,470,000 in 2000. During 2003, the Company reviewed the value attributable to this technology and concluded that, as there had been no further development of the technology except for the Medicsight™ applications and with the sale of Insight in December 2002, the technology should have been fully impaired at December 31, 2002. Therefore, the Company has recorded an impairment charge of $13,482,000 at December 31, 2002.

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

Vendor Guarantee

        The Vendor Guarantee arose from the acquisition of Core Ventures Limited ("Core") and relates to an oral agreement between the Company and Dr Nill, that the proceeds of the sale of Dr Nill's 1,195,000 shares in the Company would be remitted to the Company under the terms of the Vendor Guarantee. These shares were sold in 2003 and the Company received $3,689,000 net of commissions. At December 31, 2001 and December 31, 2002, the fair value attributed to the Vendor Guarantee was based on the weighted average share price. The Company has reviewed the fair value at December 31, 2002 and concluded that it would more be appropriate and better understood if the fair value at December 31, 2002 reflected the funds actually received in 2003 rather than show an impairment in Fiscal 2002 of $6,773,000, as reported, and then having to show a reduction in the impairment in Fiscal 2003 of $462,000. Therefore, the impairment in Fiscal 2002 has been revised from $6,773,000 to $6,311,000.

4. Investments

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

  At December 31, 2003, the Company held the following investments:

  —A 6% holding in Eurindia PLC, a company that seeks to invest in small Indian IT services. During Fiscal 2003 the Company recorded an impairment of $59,000 taking the carrying value to approximately $429,000.

  —The 1% holding in Strategic Intelligence PLC, valued at approximately $36,000 was fully impaired in Fiscal 2003 as the Company was unable to obtain any information on or representations from its investment as to the fair value. On April 19, 2000 the Company purchased the holding in Strategic Intelligence PLC for cash of $261,000. As of December 31, 2000, the Company viewed that the investment was permanently impaired by $225,000 based upon a valuation undertaken by a third party, and that amount was fully impaired.

  At December 31, 2002, the Company held the following investments:

  —A 6% holding in Eurindia PLC, a company that seeks to invest in small Indian IT services. During Fiscal 2002 the Company recorded an impairment of $145,000 taking the carrying value to approximately $489,000.

  —A 1% holding in Strategic Intelligence PLC, a market research company based in Singapore valued at approximately $36,000. On April 19, 2000 the Company purchased the holding in Strategic Intelligence PLC for cash of $261,000. As of December 31, 2000, the Company viewed that the investment was permanently impaired by $225,000 based upon a valuation undertaken by a third party, and that amount was written off.

        On April 17, 2000 the Company purchased a 5% holding in Compaer AG, a supplier of online insurance for both business-to-business and business-to-customer markets in Germany for cash of DM2.5 million ($1,211,000). Based on information received, in the first quarter of 2001, regarding the financial status of Compaer AG, management concluded that the value of investment was permanently impaired as Compaer filed for insolvency in May 2001 and the Company has recorded an impairment write-down equivalent to the entire carrying value of this investment.

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

5. Property and equipment

        Property and equipment consist of the following as of December 31:

	2003 $'000	2002 $'000	2001 $'000
Computer hardware and software	755	478	306
Furniture and fixtures	3,691	1,278	157
Motor Vehicles	67	140	212

	4,513	1,896	674
Less: Accumulated depreciation	(1,480)	(480)	(315)

	3,033	1,416	359

6. Line of Credit—related party

        On December 15, 2000, the Company entered into an unsecured credit facility with ASIA IT Capital Investments Limited ("Asia IT"), a related party—see Note 16, which provides a $20,000,000 line of credit. Such line of credit originally expired on December 31, 2001, but has been extended until June 30, 2005. Interest on advances under the credit facility accrues at 2% above US LIBOR. At December 31, 2003 US LIBOR was 1.458%. The Company can draw down on this credit facility for its financing requirements, upon approval by the Company's Board of Directors and subject to approval by Asia IT (such approval not to be unreasonably withheld). The Company is restricted from borrowing funds, directly or indirectly, other than through the credit facility with Asia IT, without the consent of Asia IT. The availability of the credit facility reduces upon the Company's sale of any of its investment assets.

        On November 20, 2001, Asia IT entered into a £10,000,000 ($16,000,000) credit facility with MS-PLC. Such facility ceases in November 2005 and is secured by a lien on all of the assets of MS-PLC. Interest on outstanding amounts accrues at 2% above GBP LIBOR. Pursuant to such credit facility, MS-PLC had covenanted to undertake a public offering of its ordinary shares in an amount not less than £25,000,000 not later than March 2002. MS-PLC did not complete such an offering and the facility nevertheless remains in place. The loan is convertible into ordinary shares in MS-PLC on announcement of an Offer to Subscribe, Placing or other public offering of its ordinary shares, at the same price per share as the offering price. Due to the private offering being undertaken by MS-PLC, the loan is currently convertible.

        At year ended December 31, 2003, 2002 and 2001 the Company had drawn down $2,880,000, $2,332,000 and $1,325,000 respectively under the $20,000,000 facility with Asia IT, and MS-PLC had no drawings under its £10,000,000 ($16,000,000) facility with Asia IT.

7. Short-term Debt

        The Company acquired Insights in December 2000. At the time of such acquisition, Insights had outstanding $6,006,000 of long-term debt. This debt was part of the original loan of $10,000,000 that Insights owed to its parent company relating to the acquisition of patent applications for its Stochastic Perception Engine technology. The loan did bear interest at 2% above US LIBOR and is unsecured. All interest on the loan was forgiven prior to the principal being transferred to Finance on December 6, 2002. The interest forgiven was expensed in the three Fiscal years to December 31, 2002 as follows: $106,000 in Fiscal 2002, $221,000 in Fiscal 2001 and $178,000 in Fiscal 2000. The principal of the loan does not mature until December 6, 2004 and is interest free. The Company repaid the loan in full in the year ended December 31, 2003 and the Company has no further liabilities under this agreement. As of December 31, 2002 and December 31, 2001, the balance of this loan was $3,250,000.

8. Capital leases

        The assets under capital leases, which are included in property and equipment, are as follows:

	2003 $'000	2002 $'000
Furniture and fixtures	776	—
Motor Vehicles	67	140

	843	140
Less: Accumulated depreciation	(190)	(23)

	653	117

        The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments, as of December 31, 2003:

Fiscal Year	$	'000
2004		109
2005		109
2006		94
2007		82
2008		37
Thereafter		—

Total minimum lease payments		431
Less amount representing interest		29

Present value of net minimum lease payments		402
Less current maturities		96

Long-term maturities		306

9.     Stockholders' equity

        On December 31, 2003 the Company agreed to a $10,562,000 private placement of restricted stock at $3.00 per share underwritten by Asia IT to be issued in the first quarter of Fiscal 2004. The private placement was completed in February 2004 and generated funds of $9,506,000 after deducting Asia IT's commission (partly paid by issuing 170,000 shares of Company stock valued at $3.00 per share).

        During Fiscal 2003 the Company issued a $10m private placement of 3,333,333 shares underwritten by Asia IT, which generated funds of $9,063,000 after deducting Asia IT's commission of $937,000 (partly paid by issuing 211,000 shares of Company stock valued at $3.00 per share). In addition for MS-PLC Asia IT underwrote a £2,725,000 ($4,670,000) private placement, which generated funds of £2,453,000 ($4,222,000) after deducting Asia IT's commission of £272,000 ($448,000).

        On December 30, 2002, the Company affected a 1-for-3 reverse split (the "Split") of its Common Stock. As such, all share and per share information in the accompanying financial statements has been restated to reflect the Split.

        On December 23, 2002 the Company entered into a share swap with General Nominees and Asia IT Nominees whereby the Company issued 1,866,666 shares to General Nominees (1,674,894 shares) and Asia IT Nominees (191,772 shares) in return for 7,000,000 Medicsight shares held by General Nominees (6,280,852 shares) and Asia IT Nominees (719,148 shares) respectively.

        The Company sold its interest in MDA Group PLC to STG Holdings PLC, a major stockholder, on March 23, 2001 for the guaranteed value of $1,660,000 representing an excess over book value of $1,057,000. As this amount represented a guarantee by a previous shareholder this excess over book value is reflected as a contribution to stockholders' equity for the year ended December 31, 2001.

10.   Acquisitions

        On December 29, 2000, the Company acquired all of the issued and outstanding shares of HTTP Insights Limited ("Insights"), formerly known as Nightingale Technologies, Ltd., in a stock-for-stock transaction valued at approximately $180 million (the "Insights Offer"). The Company received the shares of Insights on that date but, pursuant to the terms of the Insights Offer, was not required to pay any consideration for the Insights shares until certain conditions were met. The first of these conditions, that the Company receive a validation by the Defence Evaluation and Research Agency ("DERA"), an agency of the United Kingdom Ministry of Defence, as to the technical and commercial viability of Insights' proprietary technology. This condition was met on February 22, 2001, and as such we issued the first tranche of consideration of 5,000,000 shares, valued at $93,000,000 based on a weighted average share price of $18.60 per share. The acquisition of Insights has been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the date of the acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been assigned to the technology, and the remaining amount has been recorded as excess of purchase price over net assets acquired on the accompanying balance sheet. The fair values have been based on an independent valuation by Empire Valuations, LLC. A copy of the report is filed herewith (Exhibit 99.2).

        Subsequent to September 30, 2001, upon agreement with the seller of Insights and in variance of the conditions precedent set forth in the original agreement, the parties agreed that the obligation to issue the second tranche of contingent consideration may be satisfied by the direct issuance of shares in MS-PLC to Nightingale Technologies Ltd. ("Nightingale"), the seller of Insights. On November 22, 2001, MS-PLC issued 15,000,000 shares to Nightingale, and Nightingale accepted such shares in satisfaction of our obligation under the original purchase agreement. The value attributed to the cost of the issuance of the second tranche was $1,091,000, which was treated as excess of the purchase price over the fair value of the assets acquired (see Note 3 for further information).

        Insights Purchase Price Allocation on acquisition

	$	Useful Life
Tangible Fixed Assets	67,000	2-5yrs
Technology	22,470,000	5 yrs
Value of Workforce	180,000	2 yrs
Net current liabilities	(10,198,000)
Goodwill	81,572,000	5 yrs

	$94,091,000

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

        The changes in the carrying amount of goodwill for the years ended December 31, 2003, December 31, 2002 and December 31, 2001 are as follows:

(all figures in $ thousands)	Technology Segment	Software Maintenance Segment	Total
Balance as of January 1, 2001	9,841	8,895	18,736
Goodwill acquired during the year	71,731	313	72,044
Amortized during the year	(13,394)	(1,991)	(15,385)
Impairment losses	—	(7,217)	(7,217)

Balance at December 31, 2001	68,178	—	68,178
Goodwill acquired during the year	11,200	—	11,200
Impairment losses	(68,178)	—	(68,178)

Balance at December 31, 2003, 2002	11,200	—	11,200

        Adjusted results for the year to December 31, 2001 assuming the discontinuation of amortization would be as follows:

	Total	Basic and diluted per share
Loss as reported	$(45,845,000)	$(2.47)
Amortization of goodwill	15,385,000	0.83

Pro forma loss	$(30,460,000)	$(1.64)

Other Intangible Assets

        The Company acquired an intangible asset from Insights consisting of Technology valued at $22,470,000 during Fiscal 2000. Under SFAS No.142, this is considered an intangible asset with a definite life of 5 years. Therefore the value of the asset will be amortized on a straight-line basis over this period. At December 31, 2003 the Company reviewed the value attributable to the Technology and concluded that as there had been no further development of the Technology except for the Medicsight™ applications in Fiscal 2002 or Fiscal 2003 that the Technology should be impaired in full as at December 31, 2002. Therefore the Company is recording an impairment charge of $13,482,000 in Fiscal 2002.

        The carrying amount and accumulated amortization of acquired intangible assets follows:

	Dec 31, 2001	Dec 31, 2002
Technology	$22,470,000	$22,470,000
Accumulated amortization	(4,494,000)	(8,988,000)
Impairment charge	—	13,482,000

Total intangible assets, net	$17,976,000	$—

        Results of operations for all acquisitions have been included in the accompanying consolidated financial statements since their respective dates of acquisition.

11.   Stock option plan

        On March 20, 2003, the Company's majority-owned subsidiary, MS-PLC, approved the Medicsight PLC Share Option Plan. The Plan provided for the issuance of up to 4,000,000 shares of MS-PLC common stock. On April 30, 2003, 2,828,600 options to shares were issued by the Plan.

        The term of the stock options granted expire 10 years after the grant date. The exercise price of the options and the market price of MS-PLC's common stock at the date of grant was $1.65 (options were granted at UK Sterling £1.00 and the exchange rate on the date of grant was $1.65:£1.00). Under provisions of APB 25, no compensation expense has been recorded.

        The following table summarizes Stock Option and activity:

	Stock Options Outstanding
	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Balance January 1, 2003	—	—	—
Granted	2,828,600	$1.65	$1.65
Returned	(452,900)
Exercised	—	—	—

Outstanding December 31, 2003	2,375,700	$1.65	$1.65

Options exercisable at:
December 31, 2003	1,062,600	$1.65	$1.65

        Following is a summary of the status of stock options outstanding at December 31, 2003:

	Outstanding Options
				Exercisable Options
		Weighted Average Remaining Contractual Life
Exercise Price	Number		Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$1.65	2,375,700	1 year	$1.65	1,062,600	$1.65

12.   Income Taxes

        The income tax provision is summarized as follows for the years ended December 31, 2003, December 31, 2002 and December 31, 2001:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
	(in thousands)
Current
Federal	$0	$0	$0
State and local	0	0	0
Foreign	0	0	0
Deferred	0	0	0
Total income tax provision (benefit)	0	0	0

        Significant components of deferred tax assets were as follows as of December 31, 2003:

Deferred Tax Assets	2003	2002
		(as restated)
Tax loss carry-forward	1,287,000	1,145,000
Property and plant depreciation methods	35,000	35,000

Total	1,322,000	1,180,000
Valuation Allowance	(1,322,000)	(1,180,000)

Net deferred tax asset	0	0

        The Company has net operating loss carry-forwards for United States tax purpose to offset future taxable income of $3,677,000 expiring in years 2005 through 2017. As it is not more likely than not that the resulting deferred tax benefits will be realized, a valuation allowance has been recognized for such deferred tax assets. The utilization of net operating loss carry forwards may be significantly limited under the Internal Revenue Code as a result of ownership changes due to the Company's stock and other equity offerings.

        The provision for income tax differs from the amount computed by applying the statutory federal income tax rate to income before the provision for income taxes. The sources and tax effects of the differences are as follows:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Income taxes at the federal statutory rates	(35%)	(35%)	(35%)
Change in valuation allowance	1	—	2
Foreign operations	34	35	33

Effective rate of income tax	0%	0%	0%

        The Company has net capital losses to be carried forward of $128,977,000 to offset against any future capital gains.

13.   Operating leases

        The Company has entered into a property lease for the Lifesyne center at Westminster. The Company has negotiated a lease covering Ravenscourt, which is currently unsigned. Future minimum obligations under these arrangements are as follows:

For the year ending December 31,	Property Leases ($'000)	Total ($'000)
2004	488	488
2005	504	504
2006	509	509
2007	509	509
2008 and thereafter	197	197

        As discussed in Note 16 the Company does not have a formal lease on its offices at 46 Berkeley Square. Total rent expense for the year ended December 31, 2003 was $909,000, for the year ended December 31, 2002 was $455,000 and for the year ended December 31, 2001 was $495,000.

14.   Segmental reporting

        The Company's reportable segments are the provision of medical scanning services and software maintenance. All revenues were generated within the United Kingdom.

All figures in $ thousands	2003	2003	2002	2002	2001	2001
Revenues
Software maintenance	—		81		225
Medical scanning services	276		1		—

Total revenues		276		82		225
Operating expenses
Software maintenance	—		160		1,507
Medical scanning services	1,320		71		—

Total operating expenses		1,320		231		1,507
Loss from operations
Software maintenance	—		(79)		(1,282)
Medical scanning services	(1,044)		(70)		—

Total loss from operations		(1,044)		(149)		(1,282)
Non apportionable costs
General and administrative charges	8,959		10,388		9,092
Research and development cost	2,498		1,239		1,266
Software development cost w/o	—		—		—
Impairment of intangibles	—		13,482		387
Impairment of investments	95		175		2,412
Impairment of vendor guarantee	—		6,311		9,109
Amortization of goodwill	—		—		15,385
Impairment of goodwill	—		68,178		7,217
Interest and other income	(10)		161		(191)
Minority interest	(2,490)		(1,170)		(114)

Total non-apportionable costs		9,052		98,764		44,563

Net loss		(10,096)		(98,913)		(45,845)

ASSETS
Segmental assets
Software maintenance	—		—		122
Medical scanning services	3,104		1,098		—

Total segmental assets		3,104		1,098		122
Non apportionable assets		14,545		14,332		87,798

Consolidated total assets		17,649		15,430		87,920

        The Company's revenue in Fiscal 2003 was derived from the Company's Lifesyne™ scanning operations and principally from software maintenance in Fiscal 2002. During Fiscal 2002 the Company had two customers who represented 98.8% of its revenues. The customers are Commonwealth Secretariat, which accounted for 67.1% of sales, and Texaco Ltd, which accounted for 31.7% of sales. During Fiscal 2001, we had three customers who represented a significant portion of our revenues. The customers are Commonwealth Secretariat, which accounted for 29.8% of sales, Eidos Interactive, which accounted for 25.8% of sales and Texaco, which accounted for 22.7% of sales.

15.   Concentrations

        The Company maintains its cash and cash equivalents at major financial institutions in the United Kingdom. Cash held in foreign institutions amounted to $845,000, $1,778,000 and $203,000 at December 31, 2003, 2002, and 2001, respectively. The Company periodically evaluates the relative credit standing of financial institutions considered in its cash investment strategy.

16.   Related Party Transactions

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

        On December 27, 2000, Dr. Nill executed a Memorandum of Understanding ("MOU") with the Company in which he admitted to substantial liability under the personal guarantee. The MOU stipulated that the net assets of Core were estimated to be $2,540,000 and that the warrants to purchase further Red Cube stock held by Core had no value. Dr. Nill acknowledged that he had been served with a formal demand by the Company to honor his obligations to us pursuant to the terms of the personal guarantee. The MOU provided, inter alia, that Troy was to provide a schedule of other assets having a value of not less than $10,900,000, such market value to be determined by our independent auditors as being the fair market value as at the valuation date, which assets Dr. Nill agreed to cause Troy to deliver to us, or as we directed, within 21 days of the date of the MOU. In consideration of our forbearance to immediately sue him to enforce the personal guarantee, Dr Nill, also was to cause to be delivered to us within seven days of the date of the MOU, 616,192 shares of our Common Stock (the equivalent of 924,282 shares pre-splits) endorsed in blank. Dr Nill did not honor his obligations under the MOU and we were unable to obtain effective enforcement, by means of escrow arrangements or otherwise, of the personal guarantee.

        In the fiscal quarter ended September 30, 2001, an agent, NYPPe, LLC, was assigned to dispose of shares owned by Dr. Nill in a secondary private placement. As of December 31, 2001 5,000 of those shares (the equivalent of 15,000 shares pre-reverse split) had been sold, resulting in net proceeds to the Company of $75,000.

        We do not consider that enforcement of the terms of the personal guarantee through legal action with a view to recovering against other assets is likely to provide an effective remedy for us. We reached an oral understanding with Dr Nill that the proceeds from the sale of 1,195,000 of Dr Nill's shares of our Common Stock were to be remitted to us. We reserved our other rights and remedies that may be available to us against Dr Nill. The Company received proceeds net of commission under the guarantee of $3,689,000 from the sale of 1,195,000 shares in Fiscal 2003.

        On March 6, 2002, Core entered into voluntary liquidation proceedings. In accordance with the laws governing companies organized in the British Virgin Islands, Core appointed a liquidator to assess the fair value of its assets.

        On December 29, 2000, the Company acquired all of the issued and outstanding shares of HTTP Insights Limited ("Insights"). ASIA IT Capital Investments Limited was a shareholder in Insights as well as the Company at the time of the acquisition, and has provided a credit facility for up to $20,000,000. The credit facility expired on December 31, 2001, but has been extended to June 30, 2005. All advances under the credit facility accrue interest at 2% above US LIBOR. The Company is restricted from borrowing funds, directly or indirectly, other than through the credit facility, without the consent of Asia IT.

        On November 20, 2001, Asia IT entered into a £10,000,000 ($16,000,000) credit facility with MS-PLC. Such facility ceases in November 2005 and is secured by a lien on all of the assets of MS-PLC. Interest on outstanding amounts accrues at 2% above GBP LIBOR. Pursuant to such credit facility, MS-PLC had covenanted to undertake a public offering of its ordinary shares in an amount not less than £25,000,000 not later than March 2002. MS-PLC did not complete such an offering and the facility nevertheless remains in place. The loan is convertible into ordinary shares in MS-PLC on announcement of an Offer to Subscribe, Placing or other public offering of its ordinary shares, at the same price per share as the offering price. Due to the private offering being undertaken by MS-PLC, the loan is currently convertible. In addition ASIA IT Capital Investments Limited acquired approximately 7,080,000 MS-PLC shares from the 15 million shares issued to Nightingale Technologies as part of the Insights. On December 23, 2002, the Company entered into a share swap with General Nominees and Asia IT Nominees whereby the Company issued 1,866,666 shares to General Nominees (1,674,894 shares) and Asia IT Nominees (191,772 shares) in return for 7,000,000 MS-PLC shares held by General Nominees (6,280,852 shares) and Asia IT Nominees (719,148 shares) respectively.

        In addition, a director of Asia IT is the brother of Tim Paterson-Brown who was appointed to the Board of the Company on December 8, 2003 and to the Board of MS-PLC on September 5, 2003. In addition to the loan facilities made available by Asia IT to the Company and MS-PLC, Asia IT underwrote two private placements in Fiscal 2003. For the Company Asia IT underwrote a $10,000,000 private placement of 3,333,333 shares that generated funds of $9,063,000 after deducting Asia IT's commission of $937,000 (partly paid by issuing 211,000 shares of Company stock valued at $3.00 per share). For MS-PLC Asia IT underwrote a £2,725,000 ($4,670,000) private placement that generated funds of £2,453,000 ($4,222,000) after deducting Asia IT's commission of £272,000 ($448,000).

        The Company's corporate offices at 46 Berkeley Square are leased to International Cellulose Company Limited (ICCL), a company registered in England and Wales. STG Holdings PLC, the majority stockholder of Medicsight, acquired 100% of the issued share capital of International Cellulose Company Limited in November 2001. Up until June 30, 2003 rent on 46 Berkeley Square was managed by Berkeley Square Ventures Limited (BSV), a property management company incorporated in England and Wales. Subsequent to June 30, 2003 rent was paid direct to ICCL. The rent payable is based on the amount of space each company occupies. There are no formal leases between the tenants and ICCL. In Fiscal 2003 the Company paid $909,000 in rent (Fiscal 2002: $399,000, Fiscal 2001: $285,000). The increase being due to the company requiring more space at 46 Berkeley Square as it employed more personnel.

17.   Legal Proceedings

        On January 23, 2002, Chess Ventures LLC ("Chess") commenced a lawsuit against us in the Chancery Court of Delaware, seeking an order to compel us to remove restrictive legends from share certificates owned by Chess so that Chess could sell the shares represented by the certificates under Rule 144 of the Securities Act ("Rule 144"). Chess also claimed money damages due to our failure to remove the legends. We filed a defense and counterclaim to this claim and subsequently instructed our transfer agent to remove the restrictive legends on all applicable certificates (including those held by Chess) should proper requests be made by the holders thereof in accordance with Rule 144. On June 4, 2002, we entered into a Settlement Agreement with Chess in which neither party made any admission of liability and each party fully released any claims it may have had against the other party. As an inducement for Chess to enter into the Settlement Agreement, we paid a nominal sum to Chess. The lawsuit was subsequently dismissed on a costs-only basis.

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

        The Company is involved with various legal actions and claims arising in the ordinary course of business. Management believes that the outcome of any such litigation and claims will not have a material effect on the Company's financial position or results of operations.

18.   Subsequent events

        On December 31, 2003 the Company agreed to a further $10,562,000 private placement of restricted stock at $3.00 per share underwritten by Asia IT to be issued in the first quarter of Fiscal 2004. The private placement was completed in February 2004 and generated funds of $9,506,000 after deducting Asia IT's commission which was partly paid by the issue of 170,000 shares valued at $3.00 per share.

        On January 30, 2004 the Company amended its Certificate of Incorporation increasing the number of shares the Company is authorized to issue from 25,000,000 shares to 40,000,000 shares.

19.   Quarterly Financial Data (un-audited)

        The tables below summarize the Company's un-audited quarterly operating results for fiscal 2003, 2002 and 2001.

THREE MONTHS ENDED
(thousands except per share data)

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Revenues	$9	$44	$88	$135
Net loss	$(2,678)	$(2,446)	$(2,015)	$(2,957)
Basic and diluted loss per share	$(0.13)	$(0.12)	$(0.08)	$(0.12)

THREE MONTHS ENDED
(thousands except per share data)

As reported	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Revenues	$16	$21	$42	$3
Net loss	$(2,299)	$(9,249)	$(1,847)	$(4,320)
Basic and diluted loss per share	$(0.12)	$(0.48)	$(0.09)	$(0.23)

THREE MONTHS ENDED
(thousands except per share data)

As restated	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Revenues	$16	$21	$42	$3
Net loss	$(2,299)	$(9,249)	$(1,847)	$(85,518)
Basic and diluted loss per share	$(0.12)	$(0.48)	$(0.09)	$(4.44)

THREE MONTHS ENDED
(thousands except per share data)

As reported	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Revenues	$74	$69	$16	$66
Net loss	$(5,846)	$(10,432)	$(10,081)	$(19,486)
Basic and diluted loss per share	$(0.36)	$(0.63)	$(0.54)	$(0.94)

QuickLinks

NOTE REGARDING AMENDMENT AND RESTATEMENT
NOTE REGARDING FORWARD LOOKING STATEMENTS
NOTE REGARDING NUMBER OF SHARES AND SHARE PRICES
PART I
PART II
PART III
Summary Compensation Table
PART IV
SIGNATURES
MEDICSIGHT, INC. AND SUBSIDIARIES (FORMERLY HTTP TECHNOLOGY, INC.) CONSOLIDATED FINANCIAL STATEMENTS TOGETHER WITH INDEPENDENT ACCOUNTANTS REPORT
MEDICSIGHT, INC. AND SUBSIDIARIES (FORMERLY HTTP TECHNOLOGY, INC.) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
MEDICSIGHT, INC. AND SUBSIDIARIES (FORMERLY HTTP TECHNOLOGY, INC.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS