Form 10-Q
period 2004-03-31
MEDICSIGHT INC
filed 2004-05-13
CIK 1001601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004

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

011- 44-20-7598-4070
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes  ☒  No  ☐

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):Yes  ☐  No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court.  Yes  ☐  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 10, 2004: 30,855,758 shares of Common Stock, par value $0.001 per share.

NOTE REGARDING AMENDMENT AND RESTATEMENT

During Fiscal 2003, the Company identified certain errors in its previously issued quarterly financial statements relating to the impairment of an intangible assets and the Company also revised its treatment of software development costs in the third quarter of Fiscal 2003.

As a result, the Company has restated its previously issued financial statements for the quarter ended March 31, 2003.  A summary of the significant effects of the restatements is set forth below.

MEDICSIGHT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2003	Three months ended March 31, 2003
	(as previously reported)	(as restated)
	$000’s	$000’s

REVENUES	$9	$9

EXPENSES:
Selling, general and administrative charges	2,976	1,929
Research and development cost	—	469
	2,976	2,398

Net loss before minority interest	(2,967)	(2,389)

MINORITY INTEREST	289	289

Net loss	$(2,678)	$(2,100)
PER SHARE DATA:
Basic and diluted loss per share	$(0.13)	$(0.10)
Weighted average number of common shares outstanding	21,154,874	21,154,874

MEDICSIGHT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Three months ended March 31, 2003	Three months ended March 31, 2003
	(as previously reported)	(as restated)
	$000’s	$000’s
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,678)	$(2,100)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	113	113
Amortization of intangibles	1,123	—
Minority interest in net loss of subsidiary	(289)	(289)
(Increase)/decrease in assets
Accounts receivable	(3)	(3)
Prepayments	(79)	(79)
VAT receivable	(33)	(33)
Security deposits	(743)	(743)
Increase/(decrease) in liabilities
Accounts payable	(166)	(166)
Accrued expenses	(9)	(9)
Accrued professional expenses	—	—
Net cash used in operating activities	(2,764)	(3,309)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(576)	(576)
Software development costs	(545)	—
Net cash used in investing activities	(1,121)	(576)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(9)	(9)
Proceeds from MS-PLC sale of common stock	78	78
Increase in short term debt - related party	2,122	2,122
Net cash provided by financing activities	2,191	2,191

Effects of exchange rates on cash and cash equivalents	59	59

NET CHANGE IN CASH & CASH EQUIVALENTS	$(1,635)	$(1,635)
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	1,778	1,778

CASH & CASH EQUIVALENTS, END OF PERIOD	$143	$143

March 31, 2003

Research and Development.

During the first six months of Fiscal 2003, in accordance with Statement of Financial Accounting Standards (FAS) 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company capitalized certain computer software development costs. Technical feasibility was established on completion of working models for MedicHeart, MedicLung and MedicColon software products in January 2003. Subsequently, the Company capitalized costs of $545,000 in the three months ended March 31, 2003 under FAS 86. These costs capitalized comprised staff, consultants, regulatory and clinical trial costs specific to the three products.

Subsequently the Company decided that this accounting treatment was inappropriate because of the difficulty in assigning costs accurately to the various software products and versions being developed as technical and development staff are moved from product to product and version to version on a regular basis. The Company has decided to expend all research and development costs in Fiscal 2003. The Company’s research and development costs of $469,000 are comprised of staff and consultancy costs expensed on the Medicsight™ system. The regulatory and clinical trial charges of $76,000 are expensed in “Selling, general and administrative charges”.

Depreciation and Amortization Expense.

During Fiscal 2000, the Company acquired an intangible asset from the former parent of Insights consisting of technology valued at $22,470,000. Under SFAS No.142, this is considered an intangible asset with a definite life of 5 years. Therefore the value of the asset was amortized on a straight-line basis over this period.

The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s assessment for impairment of an asset involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.  During the third quarter of 2003 the Company reviewed the carrying value of the core technology acquired from Insights and decided that the core technology should be fully impaired.  This was based on the view that there were no further software applications apart from the medical imaging applications currently being developed that could be derived from the core technology. The Company further decided that the impairment should be recorded as at December 31, 2002. In the three months ended March 31, 2003 the Company had an amortization charge of $1,123,000 expensed in “Selling, general and administrative charges” relating to the fully impaired technology which is no longer applicable.

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

PART 1

FINANCIAL INFORMATION

Item 1.                       Financial Statements

Medicsight, Inc. and its subsidiaries are collectively referred to in this Report as the “Company”.  For purposes of the discussion contained herein, all financial information is reported on a consolidated basis. The financial statements for the Company’s fiscal quarter ended March 31, 2004 are attached to this Report, commencing at page F-1.

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

During the quarter ended March 31, 2004 the Company issued approximately 5,126,000 restricted shares of stock raising $13.89m as part of a private placement. Subsequent to March 31, 2004 the Company has further issued approximately 1,241,000 restricted shares of stock raising $3.35m.

Our business is focused solely on the medical imaging applications derived from our core technology.  We have concluded the process of incorporating all research, software development, and management and marketing activities related to our medical imaging initiatives into MS-PLC. In November 2001 assets were transferred from our other subsidiaries to MS-PLC and the costs incurred on the development of the MedicsightTM system (our state-of-the-art digital disease detection software system comprising MedicColonTM, MedicHeartTM, and MedicLungTM) were reimbursed and assigned by way of a loan note from MS-PLC.  The amount of the loan note to Medicsight, Inc. was £3,659,104, and this loan note was converted into 57,868,582 ordinary shares of MS-PLC issued to the Company and 15,000,000 ordinary shares of MS-PLC issued to the former parent of Insights in November 2001.

On October 28, 2002, the Company’s name was changed from HTTP Technology, Inc. to Medicsight, Inc.

The Company maintains its corporate offices at 46 Berkeley Square, London, W1J 5AT, United Kingdom, telephone +44-20-7598-4070, facsimile: +44-20-7598-4071, Internet address: www.medicsight.com.

BUSINESS STRATEGY

We are developers of software technology for medical diagnostic applications and provide medical diagnostic services (Computer Aided Detection - “CAD” applications) in differing business models. We have four principal operating subsidiaries: Medicsight PLC (“MS-PLC”), Medicsight Asset Management Limited (“MAM”), Lifesyne UK Limited (“Lifesyne UK”) and Medicsight US, Inc (“MS-US”) (previously Lifesyne US).

MS-PLC.  Our majority-owned subsidiary, MS-PLC, is currently engaged in commercializing a state-of-the-art digital expert recognition software system for digital data derived from medical imaging hardware. At March 31, 2004, the Company owned 68,677,300 ordinary shares in MS-PLC, constituting 81.4% of the outstanding shares.

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

Milestones for 2004

•                  Strategic partnerships to be signed with leading hospitals in the United States, United Kingdom and Far East in the first half of 2004.

•                  Commercial launch of first CAD product.

•                  Completion of first clinical trials.

•                  Establishment of International Advisory Boards comprising world experts in each therapeutic area.

•                  Product development partnership to be signed with leading MRI research institute.

•                  Distribution partnership to be established with a leading player.

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

Some members of the original Medical Board have accepted appointments to the new IABs. New members will include persons with relevant expertise from the United States, Germany, France, Italy, and Japan.  The IABs are co-chaired by Dr. Costello, who reports back to the MS-PLC Board; however, much of the scientific advice and leadership will be provided through a co-chairman, chosen from the IAB members.

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

RESULTS OF OPERATIONS

Revenues. For the quarter ended March 31, 2004 and the quarter ended March 31, 2003 (as restated), the Company’s gross revenues from operations were $152,000 and $9,000, respectively.  The Company’s revenue in the quarters ended March 31, 2004 and 2003 were derived from the Company’s Lifesyne™ scanning operations.

Selling, General and Administrative Expenses.  The Company’s selling, general and administrative expenses for the quarter ended March 31, 2004, were $3,151,000 as compared to $1,929,000 for the quarter ended March 31, 2003 (as restated).  Professional fees, including consulting services, were $437,000 for the quarter ended March 31, 2004 as compared to $380,000 for the quarter ended March 31, 2003 (as restated). Also included were salaries and directors’ compensation of $1,363,000, service charges and rates for property leasing of  $78,000, and rent of $271,000.  The primary components of the increased selling, general and administrative expenses for the quarter ended March 31, 2004 were increases in staff costs, professional fees, marketing and clinical trials as the Company initiated its various marketing strategies.

Research and Development cost. The Company’s research and development cost for the quarter ended March 31, 2004, was $669,000 as compared to $469,000 for the quarter ended March 31, 2003 (as restated). The Company’s research and development costs are comprised of staff and consultancy costs expensed on the Medicsight™ system.

Net Loss and Net Loss per Share.  Net loss was $3,534,000 for the quarter ended March 31, 2004 compared to a net loss of  $2,100,000 for the quarter ended March 31, 2003 (as restated).  Net loss per share for the quarter ended March 31, 2004 was $0.13, based on weighted average shares outstanding of 26,461,309, compared to a net loss per share of $0.10 for the three months ended March 31, 2003 (as restated), based on weighted average shares outstanding of 21,154,874. The increase in net loss for the quarter ended March 31, 2004, are principally due to the increased selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital.  At March 31, 2004, the Company had $11,002,000 in current assets. Cash and cash equivalents amounted to $9,816,000. Current liabilities were $5,139,000 at March 31, 2004.  At December 31, 2003, the Company had $2,144,000 in current assets and cash and cash equivalents amounted to $845,000.  Current liabilities were $6,540,000 at December 31, 2003. Working capital surplus/(deficit) at March 31, 2004 was  $5,863,000, as compared to $(4,396,000) at December 31, 2003.  The ratio of current assets to current liabilities was 2.14 to 1.0 at March 31, 2004 as compared to 0.33 to 1.0 at December 31, 2003. The increase is primarily due to the increase in cash and cash equivalents resulting from funds received in the Company’s private offering.

Net Increase in Cash and Cash Equivalents.  During the three months ended March 31, 2004, the Company’s cash and cash equivalents increased by $8,971,000. This increase was primarily the result of cash flows received from shares issued by the Company in excess of the net cash used in operating and investing activities and repayments of debt. The Company used net cash of $4,165,000 in operations. The Company received net cash of $13,190,000 in financing activities and used $45,000 in investing activities.

Net Cash Used in Operations.  The use of cash in operations of  $4,165,000 in the three months ended March 31, 2004, was attributable to the Company’s relatively minimal revenues at the same time that the Company incurred significant operating costs. These significant costs included professional fees, salaries and director compensation, marketing, clinical trials and service charges associated with rental property and rent. The Company used cash in operations in the three months ended March 31, 2003 (as restated) of  $3,309,000.

Net Cash Used in Investing Activities.  In the three months ended March 31, 2004, the Company had a net cash outflow from investing activities of $45,000. The Company used these funds to purchase additional fixed assets. In the three months ended March 31, 2003 (as restated) the Company had a net cash outflow from investing activities of $576,000. The Company used the funds to purchase additional fixed assets.

Net Cash Provided by Financing Activities.  In the three months ended March 31, 2004, the Company had a net cash inflow from financing activities of $13,190,000. The funds received in the three months ended March 31, 2004, comprised of $13,907,000 from the Company’s private offerings of which $493,000 was used to repay our debt facilities with Asia IT and the bank overdraft of $196,000 was also repaid. For the three months ended March 31, 2003 (as restated), the Company had a net cash inflow from financing activities of $2,191,000. The funds received comprised of $78,000 received from the private offering of Medicsight stock and $2,122,000 received under our debt facilities with Asia IT.

Stockholders’ Equity. The Company’s stockholders’ equity at March 31, 2004 was $21,036,000, including an accumulated deficit of $(167,002,000), as compared to $10,489,000 at December 31, 2003, including an accumulated deficit of $(163,468,000). Additional paid-in capital was $187,717,000 and $173,810,000, at March 31, 2004 and December 31, 2003 respectively. The increase in stockholders’ equity was a result of an increase in additional paid-in capital of $13,907,000 resulting from the placement of the Company’s stock offset by an increase in accumulated deficit of $3,534,000.

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

At March 31, 2004, the Company had drawn down  $2,377,000 under the $20,000,000 facility with Asia IT, and MS-PLC had drawn down $nil under its £10,000,000 ($16,000,000) facility with Asia IT.

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

Recent Accounting Pronouncements.  In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities (“VIEs”).   FIN No.46 is applicable immediately for VIEs created after January 31, 2003 and are effective for reporting periods ending after December 15, 2003, for VIEs created prior to February 1, 2003. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, public companies that have interests in VIE’s that are commonly referred to as special purpose entities are required to applythe provisions of FIN 46R for periods ending after December 15, 2003. A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ending after March 14, 2004. The adoption of FIN No. 46 did not have an effect on the consolidated financial statements.

Contractual Obligations

The Company has the following contractual obligations:

		Payments Due By Period
Contractual Obligations ($000’s)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital Lease Obligations	$389	$100	$189	$100	$—
Operating Lease Obligations	2,085	488	1,013	584	—
Total	$2,474	$588	$1,202	$684	$—

Item 3.                       Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s exposure to market risk associated with changes in interest rates relates to its debt obligations. The Company has the following debt facilities, which are all repayable on demand:

Debt Holder	Facility	Draw Down		Interest rate	At March 31

Asia IT Capital Investments Ltd	$20,000,000		$2,377,000	US Libor + 2%	3.34%

Asia IT Capital Investments Ltd	$16,000,000	$	nil	GBP Libor + 2%	6.75%

A hypothetical 100 basis point increase in interest rates would increase interest cost by approximately $24,000 per annum assuming no further draw downs or repayments are made.

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

Changes in Internal Controls

During the quarter ended March 31, 2004 the Company made no significant changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses.

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

MEDICSIGHT, INC. AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS (UNAUDITED)

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2004

Condensed Consolidated Balance Sheets as of March 31, 2004 (Unaudited) and December 31, 2003 (Audited)	F-2

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2004 (Unaudited) and the Three Months Ended March 31, 2003 (As restated and unaudited)	F-3

Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2004 (Unaudited) and the Three Months Ended March 31, 2003 (As restated and unaudited)	F-4

Notes to Condensed Consolidated Financial Statements	F-5 to F-12

MEDICSIGHT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In $ thousands)

	March 31, 2004	December 31,2003
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,816	$845
Accounts receivable	37	33
Other receivables	179	123
Prepaid expenses	407	539
Sales tax receivable	563	604
Total current assets	11,002	2,144

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation of $1,671 and $1,480, respectively	2,973	3,033

INVESTMENTS, at cost	429	429

SECURITY DEPOSITS	860	843

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED	11,200	11,200

Total assets	$26,464	$17,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,875	$2,342
Accrued expenses	454	700
Accrued professional expenses	333	326
Bank overdraft	—	196
Line of credit – related party	2,377	2,880
Current portion of obligations under capital leases	100	96
Total current liabilities	5,139	6,540
CAPITAL LEASE	289	306
Total liabilities	$5,428	$6,846

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 40,000,000 shares authorized, 29,615,338 and 24,488,858 shares issued and outstanding, respectively	30	24
Additional paid-in capital	187,717	173,810
Cumulative foreign currency translation adjustment	291	123
Accumulated deficit	(167,002)	(163,468)
TOTAL STOCKHOLDERS’ EQUITY	21,036	10,489
Minority interest	0	314
	21,036	10,803
Total liabilities and stockholders’ equity	$26,464	$17,649

The accompanying notes are an integral part of these condensed statements.

MEDICSIGHT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In $ thousands, except per share amounts)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
	(unaudited)	(as restated and unaudited) Note 3

REVENUES	$152	$9

EXPENSES:
Selling, general and administrative charges	3,151	1,929
Research and development cost	669	469

	3,820	2,398

Net Loss before minority interest	(3,668)	(2,389)

MINORITY INTEREST	134	289

Net loss	$(3,534)	$(2,100)

PER SHARE DATA:
Basic and diluted loss per share	$(0.13)	$(0.10)

Weighted average number of common shares outstanding	26,461,309	21,154,874

The accompanying notes are an integral part of these condensed statements.

MEDICSIGHT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In $ thousands)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
	(unaudited)	(as restated and unaudited) Note 3

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,534)	$(2,100)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	191	113
Minority interest in net loss of subsidiary	(134)	(289)
(Increase)/decrease in assets
Accounts receivable	(4)	(3)
Prepaid expenses and other current assets	(56)	(79)
Sales tax receivable	132	(33)
Security deposits	—	(743)
Increase/(decrease) in liabilities
Accounts payable	(521)	(166)
Accrued expenses	(246)	(9)
Accrued professional expenses	7	—
Net cash used in operating activities	(4,165)	(3,309)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(45)	(576)
Net cash used in investing activities	(45)	(576)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(18)	(9)
Decrease of bank overdraft	(196)	—
Proceeds from sale of common stock	13,907	—
Proceeds from sale of MS-PLC common stock	—	78
(Decrease)/increase in short term debt – related party	(503)	2,122
Net cash provided by financing activities	13,190	2,191

Effects of exchange rates on cash and cash equivalent	(9)	59

NET CHANGE IN CASH & CASH EQUIVALENTS	8,971	(1,635)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	845	1,778

CASH & CASH EQUIVALENTS, END OF PERIOD	$9,816	$143

NON CASH FINANCING ACTIVITIES
Capital lease obligations for equipment	—	—

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

Our business is focused solely on the medical imaging applications derived from our core technology.  We have concluded the process of incorporating all research, software development, and management and marketing activities related to our medical imaging initiatives into MS-PLC. In November 2001 assets were transferred from our other subsidiaries to MS-PLC and the costs incurred on the development of the MedicsightTM system (our state-of-the-art digital disease detection software system comprising MedicColonTM, MedicHeartTM, and MedicLungTM) were reimbursed and assigned by way of a loan note from MS-PLC.  The amount of the loan note to Medicsight, Inc. was £3,659,104, and this loan note was converted into 57,868,582 ordinary shares of MS-PLC issued to the Company and 15,000,000 ordinary shares of MS-PLC issued to the former parent of Insights in November 2001.

(2)                               Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the Fiscal years ended December 31, 2003, 2002 (restated), 2001 (restated) filed on April 8, 2004. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented. All significant inter-company transactions have been eliminated in consolidation.

The results of operations presented for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

The Company has incurred significant operating losses since inception.  As a result, the Company has generated negative cash flows from operations, and has an accumulated deficit at March 31, 2004.  The Company operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities and borrowed funds.  The Company is currently seeking additional funding and are actively developing the technology in order to bring it to market.  While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance, however, that the management’s efforts will be successful or that the products it markets will be accepted by consumers.

(3)                               Restatement of financial statements

During Fiscal 2003, the Company identified certain errors in its previously issued quarterly financial statements relating to the impairment of an intangible assets and the Company also revised its treatment of software development costs in the third quarter of Fiscal 2003.

As a result, the Company has restated its previously issued financial statements for the quarter ended March 31, 2003.  A summary of the significant effects of the restatements is set forth below.

MEDICSIGHT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2003	Three months ended March 31, 2003
	(as previously reported)	(as restated)
	$000’s	$000’s

REVENUES	$9	$9

EXPENSES:
Selling, general and administrative charges	2,976	1,929
Research and development cost	—	469
	2,976	2,398

Net loss before minority interest	(2,967)	(2,389)

MINORITY INTEREST	289	289

Net loss	$(2,678)	$(2,100)
PER SHARE DATA:
Basic and diluted loss per share	$(0.13)	$(0.10)
Weighted average number of common shares outstanding	21,154,874	21,154,874

MEDICSIGHT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Three months ended March 31, 2003	Three months ended March 31, 2003
	(as previously reported)	(as restated)
	$000’s	$000’s
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,678)	$(2,100)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	113	113
Amortization of intangibles	1,123	—
Minority interest in net loss of subsidiary	(289)	(289)
(Increase)/decrease in assets
Accounts receivable	(3)	(3)
Prepayments	(79)	(79)
VAT receivable	(33)	(33)
Security deposits	(743)	(743)
Increase/(decrease) in liabilities
Accounts payable	(166)	(166)
Accrued expenses	(9)	(9)
Accrued professional expenses	—	—
Net cash used in operating activities	(2,764)	(3,309)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(576)	(576)
Software development costs	(545)	—
Net cash used in investing activities	(1,121)	(576)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(9)	(9)
Proceeds from MS-PLC sale of common stock	78	78
Increase in short term debt – related party	2,122	2,122
Net cash provided by financing activities	2,191	2,191

Effects of exchange rates on cash and cash equivalents	59	59

NET CHANGE IN CASH & CASH EQUIVALENTS	$(1,635)	$(1,635)
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	1,778	1,778

CASH & CASH EQUIVALENTS, END OF PERIOD	$143	$143

March 31, 2003

Research and Development.

During the first six months of Fiscal 2003, in accordance with Statement of Financial Accounting Standards (FAS) 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company capitalized certain computer software development costs. Technical feasibility was established on completion of working models for MedicHeart, MedicLung and MedicColon software products in January 2003. Subsequently, the Company capitalized costs of $545,000 in the three months ended March 31, 2003 under FAS 86. These costs capitalized comprised staff, consultants, regulatory and clinical trial costs specific to the three products.

Subsequently the Company decided that this accounting treatment was inappropriate because of the difficulty in assigning costs accurately to the various software products and versions being developed as technical and development staff are moved from product to product and version to version on a regular basis. The Company has decided to expend all research and development costs in Fiscal 2003. The Company’s research and development costs of $469,000 are comprised of staff and consultancy costs expensed on the Medicsight™ system. The regulatory and clinical trial charges of $76,000 are expensed in “Selling, general and administrative charges”.

Depreciation and Amortization Expense.

During Fiscal 2000, the Company acquired an intangible asset from the former parent of Insights consisting of technology valued at $22,470,000. Under SFAS No.142, this is considered an intangible asset with a definite life of 5 years. Therefore the value of the asset was amortized on a straight-line basis over this period.

The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s assessment for impairment of an asset involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.  During the third quarter of 2003 the Company reviewed the carrying value of the core technology acquired from Insights and decided that the core technology should be fully impaired.  This was based on the view that there were no further software applications apart from the medical imaging applications currently being developed that could be derived from the core technology. The Company further decided that the impairment should be recorded as at December 31, 2002. In the three months ended March 31, 2003 the Company had an amortization charge of $1,123,000 expensed in “Selling, general and administrative charges” relating to the fully impaired technology which is no longer applicable.

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

At March 31, 2004, the Company had drawn down $2,377,000 under the $20,000,000 facility with Asia IT, and MS-PLC had drawn down $nil under its £10,000,000 ($16,000,000) facility with Asia IT.

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

During the quarter ended March 31, 2004 the Company issued approximately 5,126,000 restricted shares of stock raising $13.9m as part of a private placement.

(6)                               Accounting for Stock Based Compensation

On March 20, 2003, the Board of Directors of MS-PLC approved a stock option plan for its employees and reserved 4,000,000 shares of its common stock for issuance upon exercise of options granted under this plan. On April 19, 2003, the Remuneration Committee of MS-PLC also approved the stock option plan and implemented it on April 30, 2003 by issuing options over 2,828,600 shares to employees of MS-PLC. At March 31, 2004 only 20% of the options issued were exercisable under the plan.

The Company has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123”, and measures the cost for MS-PLC’s employee stock compensation plan by using the accounting methods prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which allows that no compensation cost be recognized unless the exercise price of the options granted is lower than the fair market value of the Company’s stock at date of grant. Accordingly, no stock-based employee compensation cost is reflected in net loss, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123, as amended by SFAS No. 148, requires disclosure of pro forma income and pro forma income per share as if the fair value based method had been applied in measuring compensation expense.

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
	(unaudited) $’000	(as restated and unaudited)
		$’000
Net loss as reported:	(3,534)	(2,100)

Fair value method of stock based compensation	(22)	—

Proforma net loss	(3,556)	(2,100)

Reported earnings per common share
Basic and diluted	(0.13)	(0.10)
Proforma earnings per common share
Basic and diluted	(0.13)	(0.10)

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

The Goodwill of $11,200,000 arose from the fair value attributable to the share swap with General Nominees and Asia IT Nominees whereby the Company issued 1,866,666 shares to General Nominees (1,674,894 shares) and Asia IT Nominees (191,772 shares) in return for 7,000,000 MS-PLC shares held by General Nominees (6,280,852 shares) and Asia IT Nominees (719,148 shares) respectively.

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

(9)                               Lease Commitments

The Company has entered into property leases for the Westminster and Ravenscourt centers. Future minimum obligations under these lease arrangements are as follows:

For the 12 months ending March 31,	Property Leases
($’000)
2004	492
2005	505
2006	509
2007	417
2008 and thereafter	162

(10)                        Major Customers

The Company’s revenue in the three months ended March 31, 2004 and 2003 was derived from the Company’s Lifesyne™ scanning operations.

(11)                        Comprehensive Income

As of March 31, 2004 and 2003 and the quarter then ended, comprehensive income is comprised of a net loss from operations and the net effect of foreign currency translation adjustments. This comprised a net loss of $3,534,000 and $2,100,000 and foreign currency translation adjustments of $(168,000) and $(82,000), resulting in comprehensive loss of  $3,366,000 and $2,018,000, respectively.

(12)        Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities (“VIEs”).   FIN No.46 is applicable immediately for VIEs created after January 31, 2003 and are effective for reporting periods ending after December 15, 2003, for VIEs created prior to February 1, 2003. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, public companies that have interests in VIE’s that are commonly referred to as special purpose entities are required to applythe provisions of FIN 46R for periods ending after December 15, 2003. A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ending after March 14, 2004. The adoption of FIN No. 46 did not have an effect on the consolidated financial statements.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICSIGHT, INC.

By:	/s/ Stephen Forsyth
Stephen Forsyth
Chief Executive Officer

By:	/s/ Paul Gothard
Paul Gothard
Chief Financial Officer

May 13, 2004