Form 10-Q
period 2004-06-30
MEDICSIGHT INC
filed 2004-08-13
CIK 1001601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission file number 0-26886

MEDICSIGHT, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-4148725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

46 Berkeley Square, London, W1J 5AT, UNITED KINGDOM
(Address of principal executive offices, including zip code)

011 - 44-20-7598-4070
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 6, 2004: 33,037,298 shares of Common Stock, par value $0.001 per share.

NOTE REGARDING AMENDMENT AND RESTATEMENT

During Fiscal 2003, the Company identified certain errors in its previously issued quarterly financial statements relating to the impairment of an intangible assets and the Company also revised its treatment of software development costs in the third quarter of Fiscal 2003.

As a result, the Company has restated its previously issued financial statements for the six months and quarter ended June 30, 2003.  A summary of the significant effects of the restatements is set forth below.

MEDICSIGHT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2003	Three months ended June 30, 2003
	(as previously reported) $000’s	(as restated) $000’s

REVENUES	44	44

EXPENSES:
Selling, general and administrative charges	3,592	2,657
Research and development cost	—	515
Impairment of vendor guarantee	(697)	—
	2,895	3,172

Net loss before minority loss	(2,851)	(3,128)

MINORITY INTEREST	405	405

Net loss	(2,446)	(2,723)
PER SHARE DATA:
Basic and diluted loss per share	$(0.12)	$(0.13)
Weighted average number of common shares outstanding	21,155,189	21,155,189

	Six months ended June 30, 2003	Six months ended June 30, 2003
	(as previously reported) $000’s	(as restated) $000’s

REVENUES	$54	$54

EXPENSES:
Selling, general and administrative charges	6,569	4,587
Research and development cost	—	984
Impairment of vendor guarantee	(697)	—
	5,872	5,571

Net loss before minority loss	(5,818)	(5,517)

MINORITY INTEREST	694	694

Net loss	$(5,124)	$(4,823)
PER SHARE DATA:
Basic and diluted loss per share	$(0.24)	$(0.23)
Weighted average number of common shares outstanding	21,155,032	21,155,032

MEDICSIGHT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	Six months ended June 30, 2003	Six months ended June 30, 2003
	(as previously reported) $000’s	(as restated) $000’s
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(5,124)	$(4,823)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	164	164
Amortization of intangibles	2,247	—
Impairment of vendor guarantee	(697)	—
Minority interest in net earnings of subsidiary	(694)	(694)
(Increase)/decrease in assets
Accounts receivable	(12)	(12)
Prepayments	(382)	(382)
VAT receivable	(230)	(230)
Security deposits	(743)	(743)
Increase/(decrease) in assets
Accounts payable	970	970
Accrued expenses	(81)	(81)
Accrued professional expenses	6	6
Net cash used in operating activities	(4,576)	(5,825)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed assets	(526)	(526)
Software development costs	(1,249)	—
Net cash used in investing activities	(1,775)	(526)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments under capital lease obligations	(34)	(34)
Increase in bank overdraft	88	88
Proceeds sale of common stock	919	919
Increase in short term debt - related party	1,401	1,401
Funds received under vendor guarantee	2,259	2,259
Net cash provided by financing activities	4,633	4,633

Effects of exchange rates on cash and cash equivalents	(60)	(60)

NET CHANGE IN CASH & CASH EQUIVALENTS	$(1,778)	$(1,778)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	1,778	1,778

CASH & CASH EQUIVALENTS, END OF PERIOD	$—	$—

June 30, 2003

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

Subsequently the Company decided that this accounting treatment was inappropriate because of the difficulty in assigning costs accurately to the various software products and versions being developed as technical and development staff are moved from product to product and version to version on a regular basis. The Company has decided to expend all research and development costs in Fiscal 2003. The Company’s research and development costs for the six months and quarter ended June 30, 2003 of $984,000 and $515,000 respectively are comprised of staff and consultancy costs expensed on the Medicsight™ system. The regulatory and clinical trial charges for the six months and quarter ended June 30, 2003 of $265,000 and $189,000 respectively are expensed in “Selling, general and administrative charges”.

Depreciation and Amortization Expense.

During Fiscal 2000, the Company acquired an intangible asset from the former parent of Insights consisting of technology valued at $22,470,000. Under SFAS No.142, this is considered an intangible asset with a definite life of 5 years. Therefore the value of the asset was amortized on a straight-line basis over this period.

The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s assessment for impairment of an asset involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.  During the third quarter of 2003 the Company reviewed the carrying value of the core technology acquired from Insights and decided that the core technology should be fully impaired.  This was based on the view that there were no further software applications apart from the medical imaging applications currently being developed that could be derived from the core technology. The Company further decided that the impairment should be recorded as at December 31, 2002. In the six months and quarter ended June 30, 2003 the Company had an amortization charges of $2,247,000 and $1,124,000 respectively expensed in “Selling, general and administrative charges” relating to the fully impaired technology which is no longer applicable.

Impairment of vendor guarantee.

The Vendor Guarantee arose from the acquisition of Core Ventures Limited (“Core”) and relates to an oral agreement between the Company and Dr Nill, that the proceeds of the sale of Dr Nill’s 1,195,000 shares in the Company would be remitted to the Company under the terms of the Vendor Guarantee. These shares were sold in 2003 and the Company received $3,689,000 net of commissions. At December 31, 2001 and December 31, 2002, the fair value attributed to the Vendor Guarantee was based on the weighted average share price. The Company reviewed the fair value at December 31, 2002 and concluded that it would be more appropriate and better understood if the fair value at December 31, 2002 reflected the funds actually received in 2003. Therefore in the six months and quarter ended June 30, 2003 the reduction in impairment charge of $697,000 is restated as nil.

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

PART 1

FINANCIAL INFORMATION

Item 1.                     Financial Statements

Medicsight, Inc. and its subsidiaries are collectively referred to in this Report as the “Company”.  For purposes of the discussion contained herein, all financial information is reported on a consolidated basis. The financial statements for the Company’s fiscal quarter ended June 30, 2004 are attached to this Report, commencing at page F-1.

Item 2.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

BACKGROUND

We are a software development business, focused on the medical imaging market. Our core technology is about developing automatic detection and analytical tools for clinicians to improve their ability to diagnose and treat diseases.

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

During the six months ended June 30, 2004 the Company issued approximately 7,873,000 restricted shares of stock raising $20.93m as part of a private placement.

The Company maintains its corporate offices at 46 Berkeley Square, London, W1J 5AT, United Kingdom, telephone +44-20-7598-4070, facsimile: +44-20-7598-4071, Internet address: http://www.medicsight.com/.

BUSINESS STRATEGY

We are developers of software technology for medical diagnostic applications such as Computer Aided Detection  (“CAD”) and Computer Assisted Reader (“CAR”) software products in differing business models. We have four principal operating subsidiaries: Medicsight PLC (“MS-PLC”), Medicsight Asset Management Limited (“MAM”), Lifesyne UK Limited (“Lifesyne UK”) and Medicsight US, Inc (“MS-US”) (previously Lifesyne US).

MS-PLC.  Our majority-owned subsidiary, MS-PLC, is currently developing automatic detection and analytical tools for clinicians to improve their ability to diagnose and treat diseases. At June 30, 2004, the Company owned 70,677,300 ordinary shares in MS-PLC, constituting 81.8% of the outstanding shares.

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

The step change in technology that increases the potential of the Medicsight™ system is the 16 detector CT scanner. This allows sub-millimeter cross-sectional slices to be captured with increased speed and reduced radiological dose when compared with traditional single slice machines. This can provide over 600 images of the chest instead of 30-60 for single slice scanners. The amount of detail now available, while enabling early detection of smaller nodules and areas of calcification, increases the time required for analysis by radiologists. Therefore the automation of scan analysis is essential. Our technology is equally applicable to MRI and we have begun research into brain diseases with a leading global institution.

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

Refining our business strategy

Our aim is to become a leading developer of CAD software in medical imaging. The key to reliable detection and to accurate measurement is accurate boundary identification of the region of interest. If your software does not distinguish the lesion from the wall tissue, it is self evident that you will not be able to reliably detect or measure abnormalities; this is where we have focused much of our development.

As data is crucial to the development, training and testing of our products; the more data we have the better the product development and therefore the final product. We are looking at obtaining access to the world’s largest lung and colon scan databases in addition to our own. However, it’s not just quantity of data that counts, our databases include the proven outcomes (cancers) and patient management histories so analyzing these will allow us to go beyond basic nodule or polyp detection.

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

•                  Developing an international network of medical specialists, to support product development, data acquisition and commercial delivery.

Medicsight Product Portfolio

Our products currently target 3 therapeutic areas, Colon, Lung and Heart. As well as developing the CAD software we are looking at developing and marketing CAR applications in the colon and lung arenas.

CAR is a “joint-read” software product that is being developed for reviewing CT lung and colon scans.  These products are image analysis software tools that assist radiologists in evaluating lesions or nodules found during CT scans of the lung or colon.  Unlike current “second-read” software, in which software is employed after radiologists have completed their reviews, joint-read software enables the radiologist to review “unfiltered” images side-by-side and simultaneously with software-enhanced regions of interest. For a radiologist reviewing up to 600 images from a single CT scan, the joint-read capability saves time and aids in the evaluation of nodules.

There’s increasing evidence in all three areas that early detection may lead to improved life expectancy and this has been a core focus of our product development. However, our technology is applicable to many other diseases and we are already starting to plan for this.

In terms of clinical practice and therefore market segmentation, the products can be split between diagnostic treatment and screening;

Diagnostic or “Disease tracking” products; these are products designed for symptomatic patients to track disease progress and monitor treatment effectiveness. The primary applications in this area are Lung nodule tracking and Heart calcium scoring though the company believes there will be a growing requirement for polyp tracking in the colon as CT colonography becomes more established

“Screening” products; for population screening of asymptomatic patients. There is much evidence to demonstrate that the early detection of colon, lung and heart disease leads to improved life expectancy.  Computer aided detection (“CAD”) CT will provide a cost effective solution in identifying these diseases early enough to significantly alter the economics of population screening programs in these areas.

Business Development

MS-PLC has received clearance from the United States Food and Drug Administration and European CE certification for its Lung CAR software product, an image analysis software tool that assists radiologists in evaluating lesions or nodules found during CT scans of the lung. MS-PLC’s Lung CAR is the first “joint-read” software available for CT lung scans.

Lung CAR works by deploying a series of filters against the image data derived from CT scans. The software has a number of automatic and manual measurement tools to aid diagnosis, including 3D volume measurement and the ability to review follow up scans and doubling times.

Operationally, we aim to keep expanding our databases to keep enhancing our current product areas and increasingly refine our diagnostic and treatment capabilities.

Commercially, we aim to sign up one or more distribution partners. We commenced building relationships with third party distributors at the end of 2003 and already we have established strong levels of interest amongst both picture archivers (“PACS”) software companies and CT hardware manufacturers. We will not go down the route of a direct sales force as we wish to work with the major players in the medical market who share our vision of an integrated range of “intelligent” software products. MS-PLC is also reviewing other potential distribution channels including the internet.

We are actively talking to a number of these companies at the moment. As we finalize development of a number of products over the coming months and complete their validation studies, we aim to be in closing discussions towards the end of the year.

Finally, we may look at partnerships and/or acquisitions that help expand our product offering, our technical capability or our distribution potential.

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

RESULTS OF OPERATIONS

Revenues. For the six months ended June 30, 2004 and the six months ended June 30, 2003 (as restated), the Company’s gross revenues from operations were $288,000 and $54,000, respectively. For the quarter ended June 30, 2004 and the quarter ended June 30, 2003 (as restated), the Company’s gross revenues from operations were $136,000 and $44,000, respectively. The Company’s revenue in the six months ended June 30, 2004 and 2003 were derived from the Company’s Lifesyne™ scanning operations.

Selling, General and Administrative Expenses.  The Company’s selling, general and administrative expenses for the six months and quarter ended June 30, 2004, were $6,110,000 and $2,959,000 respectively as compared to $4,587,000 and $2,657,000 respectively for the six months and quarter ended June 30, 2003 (as restated).  Professional fees, including consulting services, were $802,000 and $365,000 for the six months and quarter ended June 30, 2004 as compared to $568,000 and $188,000 respectively for the six months and quarter ended June 30, 2003 (as restated). Also included in the six months and quarter ended June 30, 2004 were salaries and directors’ compensation of $2,757,000 and $1,394,000 respectively, service charges and rates for property leasing of $271,000 and $193,000 respectively, and rent of $538,000 and $267,000 respectively.  The primary components of the increased selling, general and administrative expenses for the six months quarter ended June 30, 2004 were increases in staff costs, professional fees, marketing and clinical trials as the Company initiated its various marketing strategies.

Research and Development cost. The Company’s research and development cost for the six months and quarter ended June 30, 2004, was $1,520.000 and $851,000 respectively as compared to $984,000 and $515,000 for the six months and quarter ended June 30, 2003 (as restated) respectively. The Company’s research and development costs are comprised of staff and consultancy costs expensed on the Medicsight™ system.

Net Loss and Net Loss per Share.  Net loss was $6,737,000 and $3,203,000 for the six months and quarter ended June 30, 2004 compared to a net loss of $4,823,000 and $2,723,000 for the six months and quarter ended June 30, 2003 (as restated).  Net loss per share for the six months and quarter ended June 30, 2004 was $0.23 and $0.10 respectively, based on weighted average shares outstanding of 28,862,025 and 31,388,185 respectively, compared to a net loss per share of $0.23 and $0.13 for the six months and quarter ended June 30, 2003 (as restated), based on weighted average shares outstanding of 21,155,032 and 21,155,189 respectively.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital.  At June 30, 2004, the Company had $12,609,000 in current assets. Cash and cash equivalents amounted to $11,234,000. Current liabilities were $3,030,000 at June 30, 2004.  At December 31, 2003, the Company had $2,144,000 in current assets and cash and cash equivalents amounted to $845,000.  Current liabilities were $6,540,000 at December 31, 2003. Working capital surplus/(deficit) at June 30, 2004 was  $9,579,000, as compared to $(4,396,000) at December 31, 2003.  The ratio of current assets to current liabilities was 4.16 to 1.0 at June 30, 2004 as compared to 0.33 to 1.0 at December 31, 2003. The increase is primarily due to the increase in cash and cash equivalents resulting from funds received in the Company’s private offering.

Net Increase in Cash and Cash Equivalents.  During the six months ended June 30, 2004, the Company’s cash and cash equivalents increased by $10,389,000. This increase was primarily the result of cash flows received from shares issued by the Company in excess of the net cash used in operating and investing activities and repayments of debt. The Company used net cash of $7,744,000 in operations. The Company received net cash of $18,218,000 in financing activities and used $121,000 in investing activities.

Net Cash Used in Operations.  The use of cash in operations of  $7,744,000 in the six months ended June 30, 2004, was attributable to the Company’s relatively minimal revenues at the same time that the Company incurred significant operating and software research and development costs. These significant costs included professional fees, salaries and director compensation, marketing, clinical trials and service charges associated with rental property and rent. The Company used cash in operations in the six months ended June 30, 2003 (as restated) of  $5,825,000.

Net Cash Used in Investing Activities.  In the six months ended June 30, 2004, the Company had a net cash outflow from investing activities of $121,000. The Company used these funds to purchase additional fixed assets. In the six months ended June 30, 2003 (as restated) the Company had a net cash outflow from investing activities of $526,000. The Company used the funds to purchase additional fixed assets.

Net Cash Provided by Financing Activities.  In the six months ended June 30, 2004, the Company had a net cash inflow from financing activities of $18,218,000. The funds received in the six months ended June 30, 2004, comprised of $20,931,000 from the Company’s private offerings of which $2,470,000 was used to repay our debt facilities with Asia IT and the bank overdraft of $196,000 was also repaid. For the six months ended June 30, 2003 (as restated), the Company had a net cash inflow from financing activities of $4,633,000. The funds received comprised of $919,000 received from the private offering of Medicsight stock, $1,401,000 received under our debt facilities with Asia IT and $2,259,000 received under the vendor guarantee.

Stockholders’ Equity. The Company’s stockholders’ equity at June 30, 2004 was $24,661,000, including an accumulated deficit of $(170,205,000), as compared to $10,489,000 at December 31, 2003, including an accumulated deficit of $(163,468,000). Additional paid-in capital was $194,733,000 and $173,810,000, at June 30, 2004 and December 31, 2003 respectively. The increase in stockholders’ equity was a result of an increase in additional paid-in capital of $20,923,000 resulting from the placement of the Company’s stock offset by an increase in accumulated deficit of $6,737,000.

Additional Capital.  The Company may require additional capital during its fiscal year ending December 31, 2004 to implement its business strategies, including cash for (i) payment of increased operating expenses such as salaries for additional employees; and (ii) further implementation of those business strategies. Such additional capital may be raised through additional public or private financing, as well as borrowings and other resources. Currently, the Company has two available lines of credit.

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

At June 30, 2004, the Company had drawn down  $410,000 under the $20,000,000 facility with Asia IT, and MS-PLC had drawn down $nil under its £10,000,000 ($16,000,000) facility with Asia IT.

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

Contractual Obligations

The Company has the following contractual obligations:

		Payments Due By Period
Contractual Obligations ($000’s)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital Lease Obligations	$358	$99	$189	$70	$—
Operating Lease Obligations	1,963	496	1,340	127	—
Total	$2,321	$595	$1,529	$197	$—

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s exposure to market risk associated with changes in interest rates relates to its debt obligations. The Company has the following debt facilities, which are all repayable on demand:

Debt Holder	Facility	Draw Down		Interest rate	At June 30

Asia IT Capital Investments Ltd	$20,000,000		$410,000	US Libor + 2%	4.47%

Asia IT Capital Investments Ltd	$16,000,000	$	nil	GBP Libor + 2%	7.28%

A hypothetical 100 basis point increase in interest rates would increase interest cost by approximately $4,000 per annum assuming no further draw downs or repayments are made.

Foreign Exchange Risk

The Company holds limited cash balances in British Pounds so any adverse movements in the exchange rates are considered immaterial.

Item 4.                     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and communicated to our management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding the required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. At June 30, 2004, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Our chief executive officer and chief financial officer concluded that these disclosure controls and procedures are effective.

Changes in Internal Controls

During the quarter ended June 30, 2004 the Company made no significant changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses.

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

31.1                           Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer - filed herewith).

31.2                           Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer - filed herewith).

32.1                           Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer - filed herewith).

32.2                           Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer - filed herewith).

Reports on Form 8-K

None.

MEDICSIGHT, INC. AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)
AS OF AND FOR THE THREE MONTHS ENDED JUNE 30, 2004

Condensed Consolidated Balance Sheets as of June 30, 2004 (Unaudited) and December 31, 2003 (Audited)	F-2

Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2004 (Unaudited) and the Three Months Ended June 30, 2003 (As restated and unaudited)	F-3

Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2004 (Unaudited) and the Six Months Ended June 30, 2003 (As restated and unaudited)	F-4

Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2004 (Unaudited) and the Six Months Ended June 30, 2003 (As restated and unaudited)	F-5

Notes to Condensed Consolidated Financial Statements	F-6 to F-13

MEDICSIGHT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In $ thousands)

	June 30, 2004	December 31, 2003
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,234	$845
Accounts receivable	22	33
Other receivables	65	123
Prepaid expenses	606	539
Sales tax receivable	682	604
Total current assets	12,609	2,144

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation of $1,856 and $1,480, respectively	2,865	3,033

INVESTMENTS, at cost	429	429

SECURITY DEPOSITS	847	843

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED	11,200	11,200

Total assets	$27,950	$17,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,936	$2,342
Accrued expenses	410	700
Accrued professional expenses	175	326
Bank overdraft	—	196
Line of credit – related party	410	2,880
Current portion of obligations under capital leases	99	96
Total current liabilities	3,030	6,540
CAPITAL LEASE	259	306
Total liabilities	$3,289	$6,846

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 40,000,000 shares authorized, 32,362,297 and 24,488,858 shares issued and outstanding, respectively	32	24
Additional paid-in capital	194,733	173,810
Cumulative foreign currency translation adjustment	101	123
Accumulated deficit	(170,205)	(163,468)
TOTAL STOCKHOLDERS’ EQUITY	24,661	10,489
Minority interest	—	314
	24,661	10,803
Total liabilities and stockholders’ equity	$27,950	$17,649

The accompanying notes are an integral part of these condensed statements.

MEDICSIGHT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In $ thousands, except per share amounts)

	Three Months Ended June 30, 2004	Three Months Ended June 30,2003
	(unaudited)	(as restated and unaudited) Note 3

REVENUES	$136	$44

EXPENSES:
Selling, general and administrative charges	2,959	2,657
Research and development cost	851	515

	3,810	3,172

Net Loss before minority interest	(3,675)	(3,128)

MINORITY INTEREST	471	405

Net loss	$(3,203)	$(2,723)

PER SHARE DATA:
Basic and diluted loss per share	$(0.10)	$(0.13)

Weighted average number of common shares outstanding	31,388,185	21,155,189

The accompanying notes are an integral part of these condensed statements.

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
	(unaudited)	(as restated and unaudited) Note 3

REVENUES	$288	$54

EXPENSES:
Selling, general and administrative charges	6,110	4,587
Research and development cost	1,520	984

	7,630	5,571

Net Loss before minority interest	(7,342)	(5,517)

MINORITY INTEREST	605	694

Net loss	$(6,737)	$(4,823)

PER SHARE DATA:
Basic and diluted loss per share	$(0.23)	$(0.23)

Weighted average number of common shares outstanding	28,762,025	21,155,032

The accompanying notes are an integral part of these condensed statements.

MEDICSIGHT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In $ thousands)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
	(unaudited)	(as restated and unaudited) Note 3
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,737)	$(4,823)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	376	164
Minority interest in net loss of subsidiary	(605)	(694)
(Increase)/decrease in assets
Accounts receivable	11	(12)
Prepaid expenses and other current assets	(67)	(382)
Sales tax receivable	(21)	(230)
Security deposits	—	(743)
Increase/(decrease) in liabilities
Accounts payable	(352)	970
Accrued expenses	(243)	(81)
Accrued professional expenses	(106)	6
Net cash used in operating activities	(7,744)	(5,825)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(121)	(526)
Net cash used in investing activities	(121)	(526)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(47)	(34)
Decrease of bank overdraft	(196)	88
Proceeds from sale of common stock	20,931	919
Funds received under vendor guarantee	—	2,259
(Decrease)/increase in short term debt – related party	(2,470)	1,401
Net cash provided by financing activities	18,218	4,633

Effects of exchange rates on cash and cash equivalent	36	(60)

NET CHANGE IN CASH & CASH EQUIVALENTS	10,389	(1,778)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	845	1,778

CASH & CASH EQUIVALENTS, END OF PERIOD	$11,234	$—

NON CASH FINANCING ACTIVITIES
Capital lease obligations for equipment	—	—

The accompanying notes are an integral part of these condensed statements.

MEDICSIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

(1)                               Formation and Business of the Company

Medicsight, Inc. (formerly HTTP Technology, Inc.) and its subsidiaries are collectively referred to in this Report as the “Company”.  Our business objective is to conceive, develop and commercialize the MedicsightTM system (our state-of-the-art digital disease detection software system comprising MedicColon, MedicHeart, and MedicLung) through our majority-owned subsidiary, Medicsight PLC (“MS-PLC”).

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

The results of operations presented for the six months and quarter ended June 30, 2004, are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

The Company has incurred significant operating losses since inception.  As a result, the Company has generated negative cash flows from operations, and has an accumulated deficit at June 30, 2004.  The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities and borrowed funds.  The Company is currently seeking additional funding and are actively developing the technology in order to bring it to market.  While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance, however, that the management’s efforts will be successful or that the products it markets will be accepted by consumers.

(3)                                  Restatement of financial statements

During Fiscal 2003, the Company identified certain errors in its previously issued quarterly financial statements relating to the impairment of an intangible assets and the Company also revised its treatment of software development costs in the third quarter of Fiscal 2003.

As a result, the Company has restated its previously issued financial statements for the six months and quarter ended June 30, 2003.  A summary of the significant effects of the restatements is set forth below.

MEDICSIGHT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2003	Three months ended June 30, 2003
	(as previously reported) $000’s	(as restated) $000’s

REVENUES	44	44

EXPENSES:
Selling, general and administrative charges	3,592	2,657
Research and development cost	—	515
Impairment of vendor guarantee	(697)	—
	2,895	3,172

Net loss before minority loss	(2,851)	(3,128)

MINORITY INTEREST	405	405

Net loss	(2,446)	(2,723)
PER SHARE DATA:
Basic and diluted loss per share	$(0.12)	$(0.13)
Weighted average number of common shares outstanding	21,155,189	21,155,189

MEDICSIGHT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended June 30, 2003	Six months ended June 30, 2003
	(as previously reported) $000’s	(as restated) $000’s

REVENUES	$54	$54

EXPENSES:
Selling, general and administrative charges	6,569	4,587
Research and development cost	—	984
Impairment of vendor guarantee	(697)	—
	5,872	5,571

Net loss before minority loss	(5,818)	(5,517)

MINORITY INTEREST	694	694

Net loss	$(5,124)	$(4,823)
PER SHARE DATA:
Basic and diluted loss per share	$(0.24)	$(0.23)
Weighted average number of common shares outstanding	21,155,032	21,155,032

MEDICSIGHT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	Six months ended June 30, 2003	Six months ended June 30, 2003
	(as previously reported) $000’s	(as restated) $000’s

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(5,124)	$(4,823)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	164	164
Amortization of intangibles	2,247	—
Impairment of vendor guarantee	(697)	—
Minority interest in net earnings of subsidiary	(694)	(694)
(Increase)/decrease in assets
Accounts receivable	(12)	(12)
Prepayments	(382)	(382)
VAT receivable	(230)	(230)
Security deposits	(743)	(743)
Increase/(decrease) in assets
Accounts payable	970	970
Accrued expenses	(81)	(81)
Accrued professional expenses	6	6
Net cash used in operating activities	(4,576)	(5,825)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed assets	(526)	(526)
Software development costs	(1,249)	—
Net cash used in investing activities	(1,775)	(526)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments under capital lease obligations	(34)	(34)
Increase in bank overdraft	88	88
Proceeds sale of common stock	919	919
Increase in short term debt - related party	1,401	1,401
Funds received under vendor guarantee	2,259	2,259
Net cash provided by financing activities	4,633	4,633

Effects of exchange rates on cash and cash equivalents	(60)	(60)

NET CHANGE IN CASH & CASH EQUIVALENTS	$(1,778)	$(1,778)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	1,778	1,778

CASH & CASH EQUIVALENTS, END OF PERIOD	$—	$—

June 30, 2003

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

Subsequently the Company decided that this accounting treatment was inappropriate because of the difficulty in assigning costs accurately to the various software products and versions being developed as technical and development staff are moved from product to product and version to version on a regular basis. The Company has decided to expend all research and development costs in Fiscal 2003. The Company’s research and development costs for the six months and quarter ended June 30, 2003 of $984,000 and $515,000 respectively are comprised of staff and consultancy costs expensed on the Medicsight™ system. The regulatory and clinical trial charges for the six months and quarter ended June 30, 2003 of $265,000 and $189,000 respectively are expensed in “Selling, general and administrative charges”.

Depreciation and Amortization Expense.

During Fiscal 2000, the Company acquired an intangible asset from the former parent of Insights consisting of technology valued at $22,470,000. Under SFAS No.142, this is considered an intangible asset with a definite life of 5 years. Therefore the value of the asset was amortized on a straight-line basis over this period.

The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s assessment for impairment of an asset involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.  During the third quarter of 2003 the Company reviewed the carrying value of the core technology acquired from Insights and decided that the core technology should be fully impaired.  This was based on the view that there were no further software applications apart from the medical imaging applications currently being developed that could be derived from the core technology. The Company further decided that the impairment should be recorded as at December 31, 2002. In the six months and quarter ended June 30, 2003 the Company had an amortization charges of $2,247,000 and $1,124,000 respectively expensed in “Selling, general and administrative charges” relating to the fully impaired technology which is no longer applicable.

Impairment of vendor guarantee.

The Vendor Guarantee arose from the acquisition of Core Ventures Limited (“Core”) and relates to an oral agreement between the Company and Dr Nill, that the proceeds of the sale of Dr Nill’s 1,195,000 shares in the Company would be remitted to the Company under the terms of the Vendor Guarantee. These shares were sold in 2003 and the Company received $3,689,000 net of commissions. At December 31, 2001 and December 31, 2002, the fair value attributed to the Vendor Guarantee was based on the weighted average share price. The Company reviewed the fair value at December 31, 2002 and concluded that it would be more appropriate and better understood if the fair value at December 31, 2002 reflected the funds actually received in 2003. Therefore in the six months and quarter ended June 30, 2003 the reduction in impairment charge of $697,000 is restated as nil.

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

At June 30, 2004, the Company had drawn down $410,000 under the $20,000,000 facility with Asia IT, and MS-PLC had drawn down $nil under its £10,000,000 ($16,000,000) facility with Asia IT.

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

During the six months ended June 30, 2004 the Company issued approximately 7,873,000 restricted shares of stock raising $20.93m as part of a private placement.

(6)                               Accounting for Stock Based Compensation

On March 20, 2003, the Board of Directors of MS-PLC approved a stock option plan for its employees and reserved 4,000,000 shares of its common stock for issuance upon exercise of options granted under this plan. On April 19, 2003, the Remuneration Committee of MS-PLC also approved the stock option plan and implemented it on April 30, 2003 by issuing options over 2,828,600 shares to employees of MS-PLC. At June 30, 2004 only 20% of the options issued were exercisable under the plan.

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

	Six Months Ended June 30, 2004	Six Months Ended June, 2003
	(unaudited) $’000	(as restated and unaudited) $’000
Net loss as reported:	(6,737)	(4,823)

Fair value method of stock based compensation	(44)	—

Proforma net loss	(6,781)	(4,823)

Reported earnings per common share
Basic and diluted	(0.23)	(0.23)
Proforma earnings per common share
Basic and diluted	(0.23)	(0.23)

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

For the 12 months ending June 30,	Property Leases
($’000)
2005	496
2006	506
2007	509
2008	325
2009 and thereafter	127

(10)                        Major Customers

The Company’s revenue in the six months ended June 30, 2004 and 2003 was derived from the Company’s Lifesyne™ scanning operations.

(11)                        Comprehensive Income

As of June 30, 2004 and the six months and quarter then ended, comprehensive income is comprised of a net loss from operations and the net effect of foreign currency translation adjustments. This comprised a net loss of $6,737,000 and $3,203,000 and foreign currency translation adjustments of $22,000 and $190,000, resulting in comprehensive loss of  $6,759,000 and $3,393,000, respectively.

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

MEDICSIGHT, INC.

	By:	/s/STEPHEN FORSYTH
Stephen Forsyth
Chief Executive Officer

	By:	/s/PAUL GOTHARD
Paul Gothard
Chief Financial Officer

August 13, 2004