Form 10-Q
period 2004-09-30
MEDICSIGHT INC
filed 2004-11-10
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court.Yes  ☐     No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 9, 2004: 33,066,797 shares of Common Stock, par value $0.001 per share.

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

PART 1

FINANCIAL INFORMATION

Item 1.                       Financial Statements

Medicsight, Inc. and its subsidiaries are collectively referred to in this Report as the “Company”.  For purposes of the discussion contained herein, all financial information is reported on a consolidated basis. The financial statements for the Company’s fiscal quarter ended September 30, 2004 are attached to this Report, commencing at page F-1.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

BACKGROUND

We are a software development business, focused on the medical imaging market. Our core technology is about developing automatic detection and analytical tools for clinicians to improve their ability to diagnose and treat diseases.

We were originally incorporated as a Utah corporation in 1977. On December 19, 2000, we entered into an Agreement and Plan of Merger with our wholly owned subsidiary HTTP Technology, Inc., a Delaware corporation, and thereby effected a re-incorporation of the Company from Utah to Delaware. All references in this Quarterly Report to  “the Company”, “we” or “us” are to Medicsight, Inc., the Delaware corporation and subsidiaries, if the referenced event occurred on or after December 19, 2000 or to HTTP Technology, Inc., the Utah corporation and subsidiaries, if the referenced event occurred prior to December 19, 2000. On January 27, 2004 the Company increased its authorized share capital from 25,000,000 shares to 40,000,000 shares.

During the nine months ended September 30, 2004 the Company issued approximately 8,578,000 shares of restricted stock raising $22.85m (net of commissions) as part of a private placement.

The Company maintains its corporate offices at 46 Berkeley Square, London, W1J 5AT, United Kingdom, telephone +44-20-7598-4070, facsimile: +44-20-7598-4071, Internet address: http://www.medicsight.com/.

BUSINESS STRATEGY

We are developers of software technology for medical diagnostic applications such as Computer Aided Detection  (“CAD”) and Computer Assisted Reader (“CAR”) software products in differing business models. We have five principal operating subsidiaries: Medicsight PLC (“MS-PLC”), Medicsight Asset Management Limited (“MAM”), Lifesyne UK Limited (“Lifesyne UK”), Medicsight USA, Inc (“MS-US”) (previously Lifesyne US) and Medicsight International Limited (“MIL”).

MS-PLC.  Our majority-owned subsidiary, MS-PLC, is currently developing automatic detection and analytical tools for clinicians to improve their ability to diagnose and treat diseases. At September 30, 2004, the Company owned 70,677,300 ordinary shares in MS-PLC, constituting 81.8% of the outstanding shares.

Lifesyne.  Lifesyne, a wholly owned subsidiary of MS-PLC, was established in September 2002 for the purpose of providing a branded operating entity for the United Kingdom and Ireland markets. Lifesyne is the entity that operates the scanning centers located in the United Kingdom. As the Company has decided to focus on the delivery of the software no further development of the Lifesyne strategy is envisaged beyond the Company’s current scanning requirements.

MAM.  MAM, a wholly owned subsidiary of MS-PLC, was established in September 2002 for the purpose of acquiring fixed assets on behalf of the operating entities in the group. MAM will negotiate and acquire equipment and fund leasehold improvements and development, which in turn will be leased to the relevant operating entity.

MS-US. MS-US (previously Lifesyne US), a wholly owned subsidiary of MS-PLC, was established to co-ordinate operations in the United States of America and is based in Nashville, Tennessee.

MIL. MIL (incorporated in Gibralter), a wholly owned subsidiary of MS-PLC, was established to co-ordinate operations outside the United States of America and Europe and is based in Geneva, Switzerland. It is currently establishing a further office in China.

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

•                  provide a service that will be significantly cheaper than other systems as it reduces the burden on radiologists who in current practice account for a significant proportion of the scan cost; and

•                  allow significant patient volume to be achieved because the analysis is semi automated and scanning volumes are not then constrained by the finite number of radiologists.

The step change in technology that increases the potential of the Medicsight™ system is the 16 detector CT scanner. This allows sub-millimeter cross-sectional slices to be captured with increased speed and reduced radiological dose when compared with traditional single slice machines. This can provide over 600 images of the chest instead of 30-60 for single slice scanners. The amount of detail now available, while enabling early detection of smaller nodules and areas of calcification, increases the time required for analysis by radiologists. Therefore the automation of scan analysis is essential. Our technology is equally applicable to Magnetic Resonance Imaging (“MRI”) scanners and we have begun research into brain diseases with a leading global institution.

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

Refining our business strategy

Our aim is to become a leading developer of medical imaging and disease detection software. The key to reliable detection and to accurate measurement is accurate boundary identification of the region of interest. If the software does not distinguish the lesion from the wall tissue, it will not be able to reliably detect or measure abnormalities; this is where we have focused much of our development.

As data is crucial to the development, training and testing of our products; the more data we have the better the product development and therefore the final product. We have access to the world’s largest lung and colon scan databases. However, it’s not just quantity of data that counts, our databases include proven outcomes (cancers) and patient management histories so analyzing these will allow us to go beyond basic nodule or polyp detection.

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

There is increasing evidence in all three areas that early detection may lead to improved life expectancy and this has been a core focus of our product development. However, our technology is applicable to many other diseases and we are already starting to plan for this.

In terms of clinical practice and therefore market segmentation, the products can be split between diagnostic treatment and screening;

Diagnostic or “Disease tracking” products; these are products designed for symptomatic patients to track disease progress and monitor treatment effectiveness. The primary applications in this area are Lung nodule tracking and Heart calcium scoring though the Company believes there will be a growing requirement for polyp tracking in the colon as CT colonography becomes more established

“Screening” products; for population screening of asymptomatic patients. There is much evidence to demonstrate that the early detection of colon, lung and heart disease leads to improved life expectancy.  CAD CT will provide a cost effective solution in identifying these diseases early enough to significantly alter the economics of population screening programs in these areas.

Business Development

In October 2004, MS-PLC received clearance from the U.S. Food and Drug Administration (“FDA”) for its Colon CARTM product, an image analysis software tool designed to be used with CT colonography (“virtual colonoscopy”) to assist radiologists in searching for and measuring potential colorectal polyps. Virtual colonoscopy uses a CT scanner to generate both two-dimensional and three-dimensional views of inside of the colon, as opposed to traditional colonoscopy, in which a viewing instrument is inserted into the bowel.  Colon cancers most often start when malignant cells form within polyps attached to the inner surface of the large bowel. Detection and removal of these polyps can prevent them from becoming cancerous.

Medicsight Colon CARTM works by using MS-PLC’s CAR technology to deploy a series of filters against image data derived from CT colonographies. These filters highlight spherical areas of the image as small as 5 mm or the size of a small pea, which could be potential polyps. The radiologist is also able to manually highlight any irregularities for closer inspection.  Once suspect polyps are found, the software can precisely identify the boundaries and features and show them in 3D with a volume measurement, diameter, shape and location. This allows the radiologist to accurately review and track any growth in the polyps.

In July 2004, MS-PLC received clearance from the FDA and European CE certification for its Lung CARTM software product, an image analysis software tool that assists radiologists in evaluating lesions or nodules found during CT scans of the lung. MS-PLC’s Lung CARTM is the first “joint-read” software available for CT lung scans.

Lung CARTM works by deploying a series of filters against the image data derived from CT scans. The software has a number of automatic and manual measurement tools to aid diagnosis, including 3D volume measurement and the ability to review follow up scans and doubling times.

The Company’s heart product, MedicHeart received FDA approval in November 2003. MedicHeart is a software application for annotating MSCT scans of the heart used by Radiologists to identify coronary artery calcium (“CAC”). The reason that this software product is superior to other products in its category is due to its extensive segmentation capabilities, which enable the radiologist to accurately extract the CAC boundary and therefore accurately characterise (measure) it. This means that the Radiologist can accurately track CAC growth/regression.

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

We are actively talking to a number of these companies at the moment. As we finalize development of a number of products over the coming months and complete their validation studies, we aim to be in closing discussions by end of the year.

International Advisory Board

As the Company’s strategy evolved, in particular, following the decision to concentrate our efforts on software development and international product distribution, we have acted to align our medical advisory mechanisms to the new circumstances.  The Company has therefore set up three International Advisory Boards (“IAB”).  The IABs have recruited and will continue to recruit individuals with the relevant expertise to become members and encourage the involvement of the radiologists undertaking beta testing of our products, providing data for software development and participating in our scientific program.

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

Risk Factors

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

RESULTS OF OPERATIONS

Revenues. For the nine months ended September 30, 2004 and the nine months ended September 30, 2003, the Company’s gross revenues from operations were $399,000 and $142,000, respectively. For the quarter ended September 30, 2004 and the quarter ended September 30, 2003, the Company’s gross revenues from operations were $111,000 and $88,000, respectively. The Company’s revenue in the nine months ended September 30, 2004 and 2003 were derived from the Company’s Lifesyne™ scanning operations.

Selling, General and Administrative Expenses.  The Company’s selling, general and administrative expenses for the nine months and quarter ended September 30, 2004, were $9,027,000 and $2,917,000 respectively as compared to $7,192,000 and $2,353,000 respectively for the nine months and quarter ended September 30, 2003.

Professional fees, including consulting services, were $1,643,000 and $841,000 for the nine months and quarter ended September 30, 2004 as compared to $877,000 and $309,000 respectively for the nine months and quarter ended September 30, 2003. In the nine months and quarter ended September 30, 2004 salaries and directors’ compensation was $4,516,000 and $1,759,000 respectively, service charges and rates for property leasing were $391,000 and $120,000 respectively, and rent was $819,000 and $281,000 respectively. In the nine months and quarter ended September 30, 2003, salaries and directors’ compensation was $3,940,000 and $1,110,000 respectively, service charges and rates for property leasing was $373,000 and $106,000 respectively, and rent was $460,000 and $144,000 respectively.

The primary components of the increased selling, general and administrative expenses for the nine months and quarter ended September 30, 2004 were increases in staff costs, professional fees, marketing and regulatory costs as the Company initiated its various marketing strategies.

Research and Development cost. The Company’s research and development cost for the nine months and quarter ended September 30, 2004, was $2,221,000 and $701,000 respectively as compared to $1,500,000 and $516,000 for the nine months and quarter ended September 30, 2003 respectively. The Company’s research and development costs are comprised of staff and consultancy costs expensed on the Medicsight™ system.

Impairment Loss of Investment. For the nine months and quarter ended September 30, 2004, the Company incurred an impairment loss on investments of $70,000 relating to the impairment in the carrying value of Eurindia PLC (“Eurindia”) based on Eurindia’s management’s assessment of the value of its portfolio at $0.61 per share.

For the nine months and quarter ended September 30, 2003, the Company incurred an impairment loss on investments of $95,000 relating to the impairments in the carrying value of Eurindia and Strategic Intelligence PLC (“SI-PLC”). Eurindia was impaired by $59,000 based on Eurindia’s management’s assessment of the value of its portfolio at $0.72 per share. Additionally the Company fully impaired its investment in SI-PLC, $36,000, as the Company was unable to obtain any information on or representations from SI-PLC as to the fair value.

Net Loss and Net Loss per Share.  Net loss was $10,232,000 and $3,495,000 for the nine months and quarter ended September 30, 2004 compared to a net loss of $7,139,000 and $2,015,000 for the nine months and quarter ended September 30, 2003.  Net loss per share for the nine months and quarter ended September 30, 2004 was $0.34 and $0.10 respectively, based on weighted average shares outstanding of 30,157,023 and 33,104,194 respectively, compared to a net loss per share of $0.33 and $0.09 for the nine months and quarter ended September 30, 2003, based on weighted average shares outstanding of 21,680,820 and 22,709,538 respectively.

The increase in net losses for the quarter and nine months to September 30, 2004 as compared to the quarter and nine months to September 30, 2003 are due to increases in selling, general and administrative expenses and research and development costs.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital.  At September 30, 2004, the Company had $10,167,000 in current assets. Cash and cash equivalents amounted to $8,814,000. Current liabilities were $2,067,000 at September 30, 2004.  At December 31, 2003, the Company had $2,144,000 in current assets and cash and cash equivalents amounted to $845,000.  Current liabilities were $6,540,000 at December 31, 2003. Working capital surplus/(deficit) at September 30, 2004 was  $8,100,000, as compared to $(4,396,000) at December 31, 2003.  The ratio of current assets to current liabilities was 4.92 to 1.0 at September 30, 2004 as compared to 0.33 to 1.0 at December 31, 2003. The increase is primarily due to the increase in cash and cash equivalents resulting from funds received in the Company’s private offering and repayment of the Company’s line of credit with Asia IT.

Net Increase in Cash and Cash Equivalents.  During the nine months ended September 30, 2004, the Company’s cash and cash equivalents increased by $7,969,000. This increase was primarily the result of cash flows received from shares issued by the Company in excess of the net cash used in operating and investing activities and repayments of debt. The Company used net cash of $11,506,000 in operations. The Company received net cash of $19,728,000 in financing activities and used $234,000 in investing activities.

Net Cash Used in Operations.  The use of cash in operations of  $11,506,000 in the nine months ended September 30, 2004, was attributable to the Company’s relatively minimal revenues at the same time that the Company incurred significant operating and software research and development costs. These significant costs included professional fees, salaries and director compensation, marketing, regulatory costs and property service charges and rent. The Company used cash in operations in the nine months ended September 30, 2003 of  $9,122,000.

Net Cash Used in Investing Activities.  In the nine months ended September 30, 2004, the Company had a net cash outflow from investing activities of $234,000. The Company used these funds to purchase additional fixed assets. In the nine months ended September 30, 2003 the Company had a net cash outflow from investing activities of $1,230,000. The Company used the funds to purchase additional fixed assets.

Net Cash Provided by Financing Activities.  In the nine months ended September 30, 2004, the Company had a net cash inflow from financing activities of $19,728,000. The funds received in the nine months ended September 30, 2004, consisted of $22,851,000 from the Company’s private offerings of which $2,880,000 was used to repay our debt facilities with Asia IT and the bank overdraft of $196,000 was also repaid. For the nine months ended September 30, 2003, the Company had a net cash inflow from financing activities of $11,744,000. The funds received consisted of $7,100,000 received from the private offering of the Company’s stock, $2,696,000 received from the private offering of MS-PLC stock and $2,827,000 received under a vendor guarantee. The Vendor Guarantee arose from the acquisition of Core Ventures Limited (“Core”) in September 2000 and relates to an oral agreement between the Company and Dr Nill, that the proceeds of the sale of Dr Nill’s 1,195,000 shares in the Company would be remitted to the Company under the terms of the Vendor Guarantee.

Stockholders’ Equity. The Company’s stockholders’ equity at September 30, 2004 was $23,054,000, including an accumulated deficit of $(173,700,000), as compared to $10,489,000 at December 31, 2003, including an accumulated deficit of $(163,468,000). Additional paid-in capital was $196,652,000 and $173,810,000, at September 30, 2004 and December 31, 2003 respectively. The increase in stockholders’ equity was a result of an increase in additional paid-in capital of $22,842,000 resulting from the placement of the Company’s stock offset by an increase in accumulated deficit of $10,232,000.

Additional Capital.  The Company may require additional capital during its fiscal years ending December 31, 2004 and 2005 to implement its business strategies, including cash for payment of increased operating expenses such as salaries for additional employees. Such additional capital may be raised through additional public or private equity offerings, as well as borrowings and other resources. Currently, the Company has two available lines of credit.

On December 15, 2000, the Company entered into an unsecured credit facility with Asia IT that provides a $20,000,000 line of credit. Such line of credit originally expired on December 31, 2001, but has been extended until December 31, 2005. Interest on advances under the credit facility accrues at 2% above US LIBOR. The Company can draw down on this credit facility for its financing requirements, upon approval by the Company’s Board of Directors and subject to approval by Asia IT (such approval not to be unreasonably withheld). The Company is restricted from borrowing funds, directly or indirectly, other than through the credit facility with Asia IT, without the consent of Asia IT. The availability of the credit facility reduces upon the Company’s sale of any of its investment assets. The amounts drawn and interest charged under this facility are repayable on demand or at the maturity of the facility.

On November 20, 2001, Asia IT entered into a £10,000,000 ($18,000,000) credit facility with MS-PLC.  Such facility matures in November 2005 and is secured by a lien on all assets of Medicsight.  Interest on outstanding amounts accrues at 2% above GBP LIBOR.  Pursuant to such credit facility, MS-PLC had covenanted to undertake a public offering of its ordinary shares in an amount not less than £25,000,000 ($45,000,000) not later than March 2002.  MS-PLC did not complete such an offering but the facility nevertheless remains in place. The loan is convertible into ordinary shares in MS-PLC on announcement of an Offer to Subscribe, Placing or other public offering of its ordinary shares, at the same price per share as the offering price. Due to the private offering being undertaken by MS-PLC, the loan is currently convertible.

At September 30, 2004, the Company had not drawn down any funds under the $20,000,000 facility with Asia IT, and MS-PLC had not drawn down any funds under its £10,000,000 ($18,000,000) facility with Asia IT.

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

Critical Accounting Policies

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

The recognition of revenues from software licenses and related services will require more difficult and complex judgments. The terms of the license contract, long-term (over 12 months), short-term, cancelable, non-cancelable or per scan for example will affect the recognition of revenues from services such as up-front fees (for example installation, activation and up-front license fees), on-going license fees, upgrade fees, termination fees and maintenance fees. Where fees are received prior to any service being delivered the fees are deferred until the related service has been delivered successfully and the revenue can then be recognized. Again if there are fees that relate to any “milestone” agreements these are deferred until the “milestone” has passed and then the revenue can be recognized.

The Company believes that the accounting estimates related to the recognition of revenue and establishment of reserves for uncollectable amounts in the results of operations is a “critical accounting estimate” because: (1) it requires management to make assumptions about future collections, and (2) the impact of changes in actual performance versus these estimates on the accounts receivable balance reported on our consolidated balance sheets and the results reported in our consolidated statements of operations could be material. Further the Company has no history of uncollectable amounts and therefore must initially look to the estimates for the industry or particular companies that the management feels operate in a similar environment in addition to any current market indicators about general economic conditions that might impact the collectability of accounts.

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

Contractual Obligations

The Company has the following contractual obligations:

		Payments Due By Period
Contractual Obligations ($000’s)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital Lease Obligations	$334	$99	$179	$56	$—
Operating Lease Obligations	1,841	500	1,249	92	—
Total	$2,175	$599	$1,428	$148	$—

Item 3.                       Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s exposure to market risk associated with changes in interest rates relates to its debt obligations. The Company has the following debt facilities, which are all repayable on demand:

Debt Holder	Facility	Draw Down		Interest rate	At September 30

Asia IT Capital Investments Ltd	$20,000,000	$	nil	US Libor + 2%	4.45%

Asia IT Capital Investments Ltd	$18,000,000	$	nil	GBP Libor + 2%	7.10%

A hypothetical 100 basis point increase in interest rates would increase interest cost by approximately $nil per annum assuming no further draw downs or repayments are made.

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

Changes in Internal Controls

During the quarter ended September 30, 2004 the Company made no significant changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses.

PART II

Item 1.                       Legal Proceedings

There are currently no pending legal proceedings.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

Between July 1, 2004 and September 30, 2004 the Company issued 579,498 shares of common stock at $3.00 per share to a number of institutional investors and private individuals as part of a private placement raising approximately $1,565,000 net of commissions payable to Asia IT. The shares of common stock were issued without registration in reliance upon the exemption provided by   Section 4(2) of the Securities Act of 1933.

On July 12, 2004 the Company issued 250,000 shares of common stock at $3.00 per share to Asia IT as part settlement of outstanding commissions due to Asia IT. The shares of common stock were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933.

On July 21, 2004 the Company issued 125,000 shares of common stock at $3.00 per share to Asia IT as part settlement of the line of credit with Asia IT. The shares of common stock were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933.

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

31.1                          Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer - filed herewith).

31.2                         Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer - filed herewith).

32.1                         Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer - filed herewith).

32.2                         Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer - filed herewith).

(b)                                  Reports on Form 8-K

On August 16, 2004 the Company filed a Current Report on Form 8-K announcing the Company’s Lung CAR software had received U.S. FDA market clearance and European CE approval.

On September 21, 2004 the Company filed a Current Report on Form 8-K announcing that Mr Stephen Forsyth was standing down as the Company’s Chief Executive Officer immediately and was being replaced by Mr Timothy Paterson-Brown.

On October 28, 2004 the Company filed a Current Report on Form 8-K announcing the Company’s Colon CAR software had received U.S. FDA market clearance.

MEDICSIGHT, INC. AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL
 STATEMENTS (UNAUDITED)
AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

Condensed Consolidated Balance Sheets as of September 30, 2004 (Unaudited) and December 31, 2003 (Audited)	F-2

Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2004 (Unaudited) and the Three Months Ended September 30, 2003 (Unaudited)	F-3

Condensed Consolidated Statements of Operations for the Nine months Ended September 30, 2004 (Unaudited) and the Nine months Ended September 30, 2003 (Unaudited)	F-4

Condensed Consolidated Statement of Cash Flows for the Nine months Ended September 30, 2004 (Unaudited) and the Nine months Ended September 30, 2003 (Unaudited)	F-5

Notes to Condensed Consolidated Financial Statements	F-6 to F-9

MEDICSIGHT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In $ thousands)

	September 30, 2004	December 31, 2003
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,814	$845
Accounts receivable	32	33
Other receivables	61	123
Prepaid expenses	478	539
Sales tax receivable	782	604
Total current assets	10,167	2,144

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation of $2,062 and $1,480, respectively	2,784	3,033

INVESTMENTS, at cost	359	429

SECURITY DEPOSITS	846	843

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED	11,200	11,200

Total assets	$25,356	$17,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,103	$2,342
Accrued expenses	521	700
Accrued professional expenses	344	326
Bank overdraft	—	196
Line of credit – related party	—	2,880
Current portion of obligations under capital leases	99	96
Total current liabilities	2,067	6,540
CAPITAL LEASE	235	306
Total liabilities	$2,302	$6,846

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 40,000,000 shares authorized, 33,066,679 and 24,488,858 shares issued and outstanding, respectively	33	24
Additional paid-in capital	196,652	173,810
Cumulative foreign currency translation adjustment	69	123
Accumulated deficit	(173,700)	(163,468)
TOTAL STOCKHOLDERS’ EQUITY	23,054	10,489
Minority interest	—	314
	23,054	10,803
Total liabilities and stockholders’ equity	$25,356	$17,649

The accompanying notes are an integral part of these condensed statements.

MEDICSIGHT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In $ thousands, except per share amounts)

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003
	(unaudited)	(unaudited)

REVENUES	$111	$88

EXPENSES:
Selling, general and administrative charges	2,917	2,353
Research and development cost	701	516
Impairment of investment	70	95

	3,688	2,964

Operating loss	(3,577)	(2,876)

OTHER INCOME:
Interest and other income	82	8

Net Loss before minority interest	(3,495)	(2,868)

MINORITY INTEREST	—	853

Net loss	$(3,495)	$(2,015)

PER SHARE DATA:
Basic and diluted loss per share	$(0.10)	$(0.09)

Weighted average number of common shares outstanding	33,104,194	22,709,538

The accompanying notes are an integral part of these condensed statements.

MEDICSIGHT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In $ thousands, except per share amounts)

	Nine months Ended September 30, 2004	Nine months Ended September 30, 2003
	(unaudited)	(unaudited)

REVENUES	$399	$142

EXPENSES:
Selling, general and administrative charges	9,027	7,192
Research and development cost	2,221	1,500
Impairment of investment	70	95

	11,318	8,787

Operating loss	(10,919)	(8,645)

OTHER INCOME:
Interest and other income	82	8

Net Loss before minority interest	(10,837)	(8,637)

MINORITY INTEREST	605	1,498

Net loss	$(10,232)	$(7,139)

PER SHARE DATA:
Basic and diluted loss per share	$(0.34)	$(0.33)

Weighted average number of common shares outstanding	30,157,023	21,680,820

The accompanying notes are an integral part of these condensed statements.

MEDICSIGHT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In $ thousands)

	Nine months Ended September 30, 2004	Nine months Ended September 30, 2003
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,232)	$(7,139)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	570	420
Impairment of investment	70	96
Minority interest in net loss of subsidiary	(605)	(1,498)
(Increase)/decrease in assets
Accounts receivable	1	(105)
Prepaid expenses and other current assets	61	(157)
Sales tax receivable	(117)	(319)
Security deposits	—	(743)
Increase/(decrease) in liabilities
Accounts payable	(1,185)	252
Accrued expenses	(132)	140
Accrued professional expenses	63	(69)
Net cash used in operating activities	(11,506)	(9,122)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(234)	(1,230)
Net cash used in investing activities	(234)	(1,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(47)	(427)
Decrease of bank overdraft	(196)	29
Proceeds from sale of common stock	22,851	7,100
Proceeds from MS-PLC sale of common stock	—	2,696
Funds received under vendor guarantee	—	2,827
(Decrease)/increase in short term debt – related party	(2,880)	(481)
Net cash provided by financing activities	19,728	11,744

Effects of exchange rates on cash and cash equivalent	(19)	(261)

NET CHANGE IN CASH & CASH EQUIVALENTS	7,969	1,131

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	845	1,778

CASH & CASH EQUIVALENTS, END OF PERIOD	$8,814	$2,909

NON CASH FINANCING ACTIVITIES
Capital lease obligations for equipment	—	841

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

The results of operations presented for the nine months and quarter ended September 30, 2004, are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

The Company has incurred significant operating losses since inception.  As a result, the Company has generated negative cash flows from operations, and has an accumulated deficit at September 30, 2004.  The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities and borrowed funds.  The Company is currently seeking additional funding and are actively developing the technology in order to bring it to market.  While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance, however, that the management’s efforts will be successful or that the products it markets will be accepted by consumers.

(3)                               Lines of Credit

On December 15, 2000, the Company entered into an unsecured credit facility with Asia IT, which provides a $20,000,000 line of credit. Such line of credit originally expired on December 31, 2001, but has been extended until December 31, 2005. Interest on advances under the credit facility accrues at 2% above US LIBOR. The Company can draw down on this credit facility for its financing requirements, upon approval by the Company’s Board of Directors and subject to approval by Asia IT (such approval not to be unreasonably withheld). The Company is restricted from borrowing funds, directly or indirectly, other than through the credit facility with Asia IT, without the consent of Asia IT. The availability of the credit facility would be reduced upon the Company’s sale of any of its investment assets. The amounts drawn and interest charged under this facility are repayable on demand or at the maturity of the facility.

On November 20, 2001, MS-PLC entered into a £10,000,000 ($18,000,000) credit facility with Asia IT.  Such facility matures in November 2005 and is secured by a lien on all assets of Medicsight.  Interest on outstanding amounts accrues at 2% above GBP LIBOR.  Pursuant to such credit facility, MS-PLC had covenanted to undertake a public offering of its ordinary shares in an amount not less than £25,000,000 ($45,000,000) not later than March 2002.  MS-PLC did not complete such an offering but the facility nevertheless remains in place. The loan is convertible into ordinary shares in MS-PLC on announcement of an Offer to Subscribe, Placing or other public offering of its ordinary shares, at the same price per share as the offering price. Due to the private offering being undertaken by MS-PLC, the loan is currently convertible.

At September 30, 2004, the Company had not drawn down any funds under the $20,000,000 facility with Asia IT, and MS-PLC had not drawn down any funds under its £10,000,000 ($18,000,000) facility with Asia IT.

(4)                               Stockholders’ Equity

On December 30, 2002, the Company effected a 1-for-3 reverse split (the “Split”) of its Common Stock.  As such, all share and per share information in the accompanying financial statements has been restated to reflect the Split. On January 27, 2004 the Company increased its authorized share capital from 25,000,000 shares to 40,000,000 shares.

During the nine months ended September 30, 2004 the Company issued approximately 8,578,000 shares of restricted stock raising $22.85m (net of commissions) as part of a private placement.

(5)                               Accounting for Stock Based Compensation

On March 20, 2003, the Board of Directors of MS-PLC approved a stock option plan for its employees and reserved 4,000,000 shares of its common stock for issuance upon exercise of options granted under this plan. On April 19, 2003, the Remuneration Committee of MS-PLC also approved the stock option plan and implemented it on April 30, 2003 by issuing options over 2,828,600 shares to employees of MS-PLC. At September 30, 2004, 50% of the options issued were exercisable under the plan.

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

	Nine months Ended September 30, 2004	Nine months Ended September 30, 2003
	(unaudited) $’000	(unaudited) $’000
Net loss as reported:	(10,232)	(7,139)

Fair value method of stock based compensation	(165)	(44)

Proforma net loss	(10,397)	(7,183)

Reported earnings per common share
Basic and diluted	(0.34)	(0.33)
Proforma earnings per common share
Basic and diluted	(0.34)	(0.33)

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

(7)                               Security Deposits

As MS-PLC occupies approximately 95% of 46 Berkeley Square it acquired the security deposit on the offices for cash from International Cellulose Company Ltd in February 2003. The value of the security deposit is £470,000 ($781,000) and is interest-bearing.

(8)                               Lease Commitments

The Company has entered into property leases for the Westminster and Ravenscourt centers. Future minimum obligations under these lease arrangements are as follows:

For the 12 months ending September 30,	Property Leases
($’000)
2005	500
2006	508
2007	509
2008	232
2009 and thereafter	92

The Company’s corporate offices at 46 Berkeley Square are leased to International Cellulose Company Limited (ICCL), a company registered in England and Wales. STG Holdings PLC, a significant stockholder of the Company, acquired 100% of the issued share capital of ICCL in November 2001. There is no formal lease agreement between ICCL and the Company for its offices at 46 Berkeley Square but the Company is charged by ICCL on the basis of space occupied. The approximate charge is $140,000 per quarter.

(9)                               Major Customers

The Company’s revenue in the nine months ended September 30, 2004 and 2003 was derived from the Company’s Lifesyne™ scanning operations.

(10)                        Comprehensive Income

As of September 30, 2004 and the nine months and quarter then ended, comprehensive income is comprised of a net loss from operations and the net effect of foreign currency translation adjustments. This comprised a net loss of $10,232,000 and $3,494,000 and foreign currency translation adjustments of $54,000 and $33,000, resulting in comprehensive loss of  $10,286,000 and $3,527,000, respectively.

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

MEDICSIGHT, INC.

	By:	/s/TIM PATERSON-BROWN
Tim Paterson-Brown
Chief Executive Officer

	By:	/s/PAUL GOTHARD
Paul Gothard
Chief Financial Officer

November 10, 2004