Form 10-K
period 2004-12-31
MEDICSIGHT INC
filed 2005-03-31
CIK 1001601

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒                              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004.

OR

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from               to

MEDICSIGHT, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	0-26886	13-4148725
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)
46 Berkeley Square, London, W1J 5AT, United Kingdom
(Address of Principal Executive Offices) (Zip Code)
011-44-20-7598-4070
(Registrant’s Telephone Number, Including Area Code)

Securities registered under section 12(b) of the Exchange Act:  Not applicable

Securities registered under section 12(g) of the Exchange Act:  Common Stock, par value $0.001 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☒      No    ☐

Indicate by check mark if disclosure of delinquent filers is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes    ☐      No    ☒

The aggregate market value of the common equity of Medicsight, Inc. held by non-affiliates was $17,238,922 based on the average bid and asked prices of such common equity as of June 30, 2004.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   Yes    ☐      No    ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 29, 2005 the number of shares of Common Stock, par value $0.001 per share, of Medicsight, Inc. issued and outstanding was 33,571,127.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Medicsight, Inc and its consolidated subsidiaries (the “Company”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the rate of market development and acceptance of medical imaging technology; the execution of restructuring plans; any statement concerning developments, performance or industry rankings relating to products or services; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the performance of contracts by suppliers, customers and partners; employee management issues; the difficulty of aligning expense levels with revenue changes; and other risks that are described herein, including but not limited to the specific risks areas discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report, and that are otherwise described from time to time in the Company’s Securities and Exchange Commission reports filed after this report. The Company assumes no obligation and does not intend to update these forward-looking statements.

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

PART I

ITEM 1.                BUSINESS.

General

Medicsight, Inc. (formerly HTTP Technology, Inc.) and its subsidiaries are collectively referred to in this report as the “Company”. Our business objective is to conceive, develop and commercialize innovative medical imaging applications derived from our core technology through our majority-owned subsidiary, Medicsight PLC (“MS-PLC”).

We were originally incorporated as a Utah corporation in 1977. On December 19, 2000, we entered into an Agreement and Plan of Merger with our wholly owned subsidiary HTTP Technology, Inc., a Delaware corporation, and thereby effected a re-incorporation of the company from Utah to Delaware. All references in this report to “the Company”, “we” or “us” refer to Medicsight, Inc., the resultant Delaware corporation and subsidiaries, where the context concerns events which occurred on or after December 19, 2000, and to HTTP Technology, Inc., the Utah corporation and subsidiaries, where the context concerns events which occurred prior to December 19, 2000. On July 31, 2003, the Company reduced its authorized share capital from 100,000,000 shares to 25,000,000 shares. On January 27, 2004, the Company increased its authorized share capital from 25,000,000 shares to 40,000,000 shares.

During the year ended December 31, 2004 the Company raised $23,310,000 (net of commission and expenses) by issuing 8,579,000 restricted shares of stock. Between January 1, 2005 and March 10, 2005 the Company has issued a further 504,000 shares of stock at $4.00 per share raising a further $1,814,000 (net of commissions). These private placements were underwritten by Asia IT Investments Limited (“Asia IT”), a related party.

During the year ended December 31, 2003 the Company issued 3,333,333 restricted shares of stock in a $10,000,000 private placement underwritten by Asia IT.

Our business is focused on the medical imaging applications derived from our core technology. We have concluded the process of incorporating all research, software development, and management and marketing activities related to our medical imaging initiatives into MS-PLC. In November 2001, assets were transferred from our other subsidiaries to MS-PLC, and the costs incurred on the development of the Medicsight™ system, our state-of-the-art digital disease detection software system comprising MedicColon™, MedicHeart™, MedicLung™, Colon CAR™ and Lung CAR™.

On October 28, 2002, the Company’s name was changed from HTTP Technology, Inc. to Medicsight, Inc.

We maintain our corporate offices at 46 Berkeley Square, London, W1J 5AT, United Kingdom, telephone +44 (0) 207-598-4070, facsimile: +44 (0) 207-598-4071.

Business Strategy

We are developers of software technology for medical diagnostic applications such as Computer Aided Detection (“CAD”) and Computer Assisted Reader (“CAR”) software products in differing business models. We have four principal operating subsidiaries: Medicsight PLC (“MS-PLC”), Lifesyne UK Limited (“Lifesyne”), Medicsight U.S.A., Inc (“MS-US”) (previously Lifesyne U.S.A.) and Medicsight (International) Limited (“MIL”). Medicsight Asset Management Limited (“MAM”) will cease operations in the next few months.

MS-PLC.   Our majority-owned subsidiary, MS-PLC, is currently engaged in efforts to commercialize a state-of-the-art digital expert recognition software system for digital data derived from medical imaging hardware. At December 31, 2004, the Company owned 70,677,300 ordinary shares in MS-PLC, constituting

81.8% of the outstanding shares. At December 31, 2003 the Company owned 68,677,300 shares in MS-PLC. The increase is due to MS-PLC issuing 2,000,000 shares to the Company on June 30, 2004 to settle debt of $3,240,000 due by MS-PLC to the Company. This transaction resulted in an increase to the minority interest in MS-PLC of $459,000.

Lifesyne UK.   Lifesyne is a wholly owned subsidiary of MS-PLC that was established in September 2002 for the purpose of providing a branded operating entity for the United Kingdom and Ireland markets. Lifesyne operates scanning centers in the United Kingdom. As the Company has decided to focus on the delivery of software, no further development of the Lifesyne strategy is envisaged beyond the Company’s current scanning requirements. We are now focusing Lifesyne on the rapid acquisition of patient scan data necessary to enable our expert software to refine its characterization capabilities.

MS-US.   MS-US (previously Lifesyne US) is also a wholly owned subsidiary of MS-PLC, was established to co-ordinate operations in the United States of America and is based in Nashville, Tennessee.

MIL.   MIL, a wholly owned subsidiary of MS-PLC, was established to co-ordinate operations outside the United States of America and Europe and is based in Geneva, Switzerland. It has established a further office in China.

MAM.   MAM is also a wholly owned subsidiary of MS-PLC that was established in September 2002 for the purpose of acquiring fixed assets on behalf of the operating entities in the group. As Lifesyne’s strategy changed MAM’s business was limited so all assets were transferred to MS-PLC or Lifesyne at market value on December 31, 2004 or are in the process of being sold to interested third parties. MAM will cease operations in the next few months once all assets are disposed of.

Medicsight is a medical imaging software company. The Company’s core technology is focused on developing automatic detection and analytical tools for clinicians to improve their ability to diagnose and treat diseases. For the last four years the Company has been working on developing algorithms in this area through a team of over 30 scientists and software developers.

Medicsight has focused so far on 3 therapeutic areas—three leading causes of premature death, lung cancer, coronary heart disease and colorectal cancer. Between them these diseases are responsible for over 8.5 million premature deaths globally. There’s increasing evidence in all three areas that early detection leads to an improved life expectancy and this fact has been a core focus of our product development. However, our technology is applicable to many other diseases and we are already starting to plan for such potential expansion in the application of our products.

The Company has to date primarily focused on multi slice computed tomography (“CT”) scan analysis. In the world today there are over 120 million scans done a year. Over a third of these are conducted in the U.S and, of that number, around seven million scans are lung scans and approximately one million are heart scans. These are nearly all diagnostic scans—that is, scans on patients with symptoms. When screening of asymptomatic patients begins (scans of patients without specific symptoms), these figures are expected to increase dramatically. The Company’s technology is equally applicable to magnetic resonance imaging (“MRI”) and Medicsight has begun research into brain diseases with a leading global institution.

Mission Statement

The Company aims be a leading global supplier of medical imaging analysis software, through

•       Focusing on developing our core technology

•       Creating a global network of leading medical partners

•       Developing industry best data collection programmes and validation studies

•       Staying ahead of the competition by continuously developing our databases, technology and products

Corporate Strategy Objectives

•       Developing the broadest range of detection and analysis products in CT and MRI technology

•       Working with third parties to develop the necessary distribution channels

•       Developing a strategic presence in Asia

•       Making selective acquisitions/partnerships that broaden

•        Product range/rate of product development

•        Geographic scope

•        The skills base

What differentiates the Company

We are 100% focused in our field and in delivering our vision, which is to take CAD software beyond detection to diagnosis and patient management. This is a clearly differentiating position from the competition who are more focused on detection only. To make this claim, the Company needs to be able to combine:

•       World leading science

•       World leading medical expertise

•       The largest patient and scan databases

How does this evidence itself?

As far as science is concerned, we have had over 30 PhDs and software engineers working on developing the core algorithms for the last four years. We believe we have developed more sophisticated tools than others currently available in the market place. The key to reliable detection and to accurate measurement is accurate boundary identification of the suspect lesion. If your software does not distinguish the lesion from the wall tissue, it is self evident that you will not be able to reliably detect or accurately measure; this is where we have focused much of our scientific development.

In each of the therapeutic areas, heart, lung and colon, we are working in, we have attracted many of the world’s leading radiologists, including Drs Henschke and Yankelvitz from Cornell, the leading world opinions in lung cancer screening and also Drs Pickhardt and Nugent who conducted the ground breaking colon study published in New England Medical Journal in December 2003. Doctors of this caliber are integral to our product strategy and our data collection strategy.

The third area, after science and medical expertise, is data; data is crucial to the training and testing of our products; the more data you have the better your product performance and we have, we believe access to the world’s largest lung and colon scan databases; however, it’s not just quantity of data that counts, our databases include the proven outcomes (cancers) and patient management histories so analysing these will allow us to go beyond basic nodule or polyp detection. As the databases grow and our access to them increases, it will enable the Company to continue to stay ahead of the field in the area of data acquisition and thus improve the development of the Company’s software products—a clearly sustainable point of differentiation.

Product Portfolio

Our products currently target three therapeutic areas: colon, lung and heart.

Medicsight introduced a number of innovations to the market in 2004:

•       The first approved joint read detection products

•       The first colon detection product

•       The first adjustable filter system to allow radiologists to adjust their settings to suite their requirements

Medicsight was the first company to use the term, Computer Assisted Reader™ or CAR™, a term gaining much industry usage now. CAR signifies “joint-read” software that assists radiologists in detecting and evaluating lesions or nodules found during CT scans of the lung or colon. Unlike current “second-read” software, in which software is employed after radiologists have completed their reviews, joint-read software enables the radiologist to review “unfiltered” images side-by-side and simultaneously with software-enhanced regions of interest. For a radiologist reviewing up to 600 images from a single CT scan, the joint-read capability saves time and aids in the evaluation of nodules.

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

Diagnostic; incidental detection and” disease tracking” products.   These are products designed for symptomatic patients to detect disease incidentally (for example when a patient is being scanned for another symptom/disease), and then subsequently track disease progress and monitor treatment effectiveness. The primary applications in this area are Lung nodule tracking and Heart calcium scoring though the Company believes there will be a growing requirement for polyp tracking in the colon as CT colonography becomes more established

“Screening” products; for population screening of asymptomatic patients.   There is much evidence to demonstrate that the early detection of colon, lung and heart disease leads to an improved life expectancy. CAD CT will provide a cost effective solution in identifying these diseases early enough to significantly alter the economics of population screening programs in these areas.

In October 2004, MS-PLC received clearance from the U.S. Food and Drug Administration (“FDA”) for its Colon CAR™ product, an image analysis software tool that is used with CT colonography (“virtual colonoscopy”) to assist radiologists in searching for and measuring potential colorectal polyps. Virtual colonoscopy uses a CT scanner to generate both two-dimensional and three-dimensional views of inside of the colon so is non-invasive, as opposed to the traditional colonoscopy, in which a viewing instrument is physically inserted into the bowel. Colon cancers most often start when malignant cells form within polyps attached to the inner surface of the large bowel. Detection and removal of these polyps can prevent them from becoming cancerous.

Medicsight Colon CAR™ works by using MS-PLC’s CAR technology to deploy a series of filters against image data derived from CT colonographies. These filters highlight spherical areas of the image as small as 5 mm or the size of a small pea, which could be potential polyps. The radiologist is also able to manually highlight any irregularities for closer inspection. Once suspect polyps are found, the software can precisely identify the boundaries and features and show them in 3D with a volume measurement, diameter, shape and location. This allows the radiologist to accurately review and track any growth in the polyps.

In July 2004, MS-PLC received clearance from the FDA and Conformité Europeène (“CE”) certification for its Lung CAR™ product; an image analysis software tool that assists radiologists in evaluating lesions or nodules found during CT scans of the lung. MS-PLC’s Lung CAR™ is the first “joint-read” software available for CT lung scans.

Lung CAR™ works by deploying a series of filters against the image data derived from CT scans. The software has a number of automatic and manual measurement tools to aid diagnosis, including 3D volume measurement and the ability to review follow up scans and doubling times.

The Company’s heart product, MedicHeart received FDA approval in November 2003. MedicHeart is a software application for annotating MSCT scans of the heart used by radiologists to identify coronary artery calcium (“CAC”). The reason we consider that this software product is superior to other products in its category is due to its extensive segmentation capabilities, which enable the radiologist to accurately extract the CAC boundary and therefore accurately measure it. This means that the radiologist can accurately track CAC growth or regression.

Business Development

In November 2004 MS-PLC announced that it had signed letters of intent with Agfa-Gevaert N.V. and Viatronix and a commercial agreement with Vital Images for global distribution of MS-PLC’s medical imaging software products. These agreements are the first of their kind for Medicsight and represent a major step forward in the Company’s plans to commercialize its advanced imaging technology on a worldwide basis. The intent is to incorporate MS-PLC’s software into the three companies’ existing product offerings. MS-PLC’s software was demonstrated at the exhibitor booths of Agfa, Vital Images, and Viatronix during the annual meeting of the Radiological Society of North America (RSNA) that was held at the end of November 2004 in Chicago, Illinois.

Vital Images will be integrating MS-PLC’s Colon CAR™ software into its CT colon product InnerviewGI™. The letter of intent signed by Viatronix and MS-PLC includes MS-PLC’s Lung CAR™ and Colon CAR™ software. The letter of intent with Agfa is for all three products.

On the marketing side the Company achieved success in 2004, with a significant number of articles in the medical press concerning the Company and its products culminating in being voted “Best Industry Newcomer” by AuntMinnie (www.auntminnie.com) at the Radiological Society of North America 2004 conference. These articles can be viewed on our website: www.medicsight.com.

Expanding distribution

Medicsight aims to build on the progress made in 2004 by announcing new distribution partnerships in 2005; these will both expand the geographic scope and depth of our market penetration. The Company’s aim is for an additional three to five partners to be signed up during 2005, not just in the US but also in the key Asia markets. The company sees Japan and China, in particular, as strategically important; significant business development has already taken place that should lead to announcements in the first half of the year in those areas.

Expanding product range and range of technologies

Whilst there is a significant ongoing investment in internal new product development programmes, the company is always seeking to build on its leading position. The market for advanced software applications is still embryonic, its ultimate structure still to be defined; we aim to be one of the leaders and drivers of change and ultimately one of the consolidators in the sector.

Medicsight has stated as part of its corporate objectives that it will expand its operations via acquisition to fill in gaps in technology or product. During 2005 we aim to put this into practice; a number of interesting targets have been identified already that will enhance our abilities to offer innovative, integrated clinical solutions to our partners. We believe we are in an excellent position to leverage our strong financial base and develop differences between the competition and ourselves in this way. MS-PLC is also reviewing other potential distribution channels including a web-based browser.

International Advisory Board

As the Company’s strategy has evolved, in particular, following the decision to concentrate our efforts on software development and international product distribution, we have acted to align our medical advisory mechanisms to the new circumstances. The Company has therefore set up three International Advisory Boards (“IAB”). The IABs have recruited and will continue to recruit individuals with the relevant expertise to become members and encourage the involvement of the radiologists undertaking beta testing of our products, providing data for software development and participating in our scientific program.

Some members of the original Medical Board have accepted appointments to the new IABs. New members will include persons with relevant expertise from the United States, Germany, France, Italy, and Japan. The IABs are co-chaired by Dr. John Costello (MS-PLC’s medical director), who reports back to the MS-PLC Board; however, much of the scientific advice and leadership will be provided through a co-chairman, chosen from the IAB members.

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

Objectives of the International Advisory Board

The objectives of the IAB meetings may be varied from time-to-time, as agreed with MS-PLC, but will include the following:

•       Ensure that members have a full understanding of the Medicsight technology and are motivated to participate in its development and application, both locally and internationally.

•       Ensure that the clinical development program is compatible with local clinical practice.

•       Ensure that the clinical development program is compatible with local regulatory guidelines.

•       Obtain insight into local issues with respect to marketing of the Company’s products.

Risk Factors

We cannot assure you that the Company will be successful in commercializing the Medicsight™ system, or if such a system is commercialized, that its use will be profitable to the Company. We face obstacles in commercializing our core technology and in generating operating revenues such as, but not limited to, successful development, testing of and gaining regulatory approval for the technology.

The Company does not believe that there is currently any comparable system that is competitive with the Medicsight™ system. There are computer-aided diagnostic systems that operate in the field, but, in our view, such other systems are overly dependent on human resources to carry out the analysis, as none have the automated capability of the Medicsight™ system.

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

Regulatory Risks.   The Medicsight™ system is subject to regulatory requirements in both the United States and Europe. Approvals may not be obtained, may be delayed or incur additional cost to the Medicsight™ system.

Competitive Risks.   There are a number of groups and organizations, such as software companies in the medical imaging field, scanner manufacturers, screening companies and other healthcare providers that may develop a competitive offering to the Medicsight™ system. In addition these competitors may have significantly greater resources than the Company. We cannot make any assurance that they will not attempt to develop such offerings, that they will not be successful in developing such offerings or that any offerings they do develop will not have a competitive edge over the Medicsight™ system.

Foreign Exchange Risks.   As the Company’s operating currency is UK sterling (£) and its financial statements are reported in US Dollars, the Company’s assets and liabilities and its results of operations are affected by movements in the $: £ exchange rate.

Other Risks.   The Company’s ability to deliver its software could be hindered by risks such as the loss of key personnel or the patents and trademarks being successfully challenged or credit facilities being reduced or terminated by lenders.

Employees

As of March 21, 2005, the Company and its subsidiaries had 66 employees, all of whom are full-time employees. Our employees are not part of a union. We believe that we have an excellent relationship with our employees.

Patents and Trademarks

Protection of our proprietary technology and our rights over that technology, from copy or unchallenged and improper use, is essential to our future success. Any challenges to, or disputes concerning, our core technology may result in great expense to us, delays in bringing products to market and disruption of our focus on our core activities. They may also result in loss of rights over our technology or the right to operate in particular markets due to adverse legal decisions against us.

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

We have filed applications to register “Medicsight”™, “Lifesyne”™ “MedicColon”™, “MedicHeart”™, “MedicLung”™, “Colon CAR”™, “Lung CAR”™ and “Computer Assisted Reader” ™ as trademarks in the United Kingdom, the European Community and the United States. These trademarks are essential to the corporate identity that we are seeking to create in connection with the Medicsight™ system.

Failure to register appropriate patents, copyrights or trademarks in any jurisdiction may impede our ability to create brand awareness in our products, result in expenses in pursuing or our rights with respect to our intellectual property, or result in lost revenues through delays incurred due to intellectual property disputes. Where we may be required to purchase licenses from sellers with prior rights in any country, we cannot assure you that we will be able to do so at a commercially acceptable cost.

Research and Development

Under United States generally accepted accounting principles, until the technology is determined to be feasible, all related research and development expenditures must be expensed rather than capitalized. Once the software is determined as feasible (commercially viable), expenditure may be capitalized. The Company has concluded that capitalizing such expenditure was inappropriate, because of the difficulty in allocating costs accurately among the products and versions being developed as technical and development staff are moved from product to product and version to version on a regular basis. Therefore the Company has decided to expense all research and development costs. The Company’s research and development costs are comprised of staff and consultancy costs expensed on the Medicsight™ system.

The Company’s expenditures on research and development comprise of staff and consultants employed in the development of the Medicsight™ system. During the twelve months ended December 31, 2004, December 31, 2003 and December 31, 2002, we expended $2,972,000, $2,498,000 and $1,239,000 respectively for research and development for the Medicsight™ system. We cannot predict the amount of additional expenditures that will be necessary prior to achieving commercialization of our products.

Major Customers

In Fiscal 2004 and Fiscal 2003, the Company’s gross revenues from operations were derived solely from the Company’s Lifesyne™ scanning operations. The Company derived its 2002 revenues from software maintenance.

Governmental Regulation

The Medicsight™ system has been designed to analyze digital data from medical scanners, such as CT, MRI and CAT scans, and provides improved analysis to enable the clinician to identify areas of possible abnormality. The Medicsight™ system will be subject to governmental regulation in the United Kingdom, Europe and the United States. We are not currently certain of the level of regulation that will be applied to the Medicsight™ system in any specific jurisdiction. The level of governmental regulation in the jurisdictions we engage, or expect to engage, in business may vary. Any such regulation could delay the commercial introduction of the Medicsight™ system and could significantly increase our costs of operations.

General

Our corporate address is 46 Berkeley Square, London W1J 5AT, United Kingdom. Our telephone number is 011-44-20-7598-4070. Our Internet address is http://www.medicsight.com. Information on our website is not deemed to be a part of this Annual Report.

ITEM 2.                PROPERTIES.

We maintain our corporate offices at 46 Berkeley Square, London W1J 5AT, United Kingdom. The office is comprised of 9,642 square feet. We do not have a formal, written lease for these offices. Until June 30, 2003, rent was paid quarterly in advance to a property management company, Berkeley Square Ventures Limited, which in turn collects the rent for International Cellulose Company Limited (“ICCL”), the entity that holds the lease on the property. Subsequent to June 30, 2003, rent has been paid directly to ICCL. In November 2001, ICCL was acquired by STG Holdings PLC (“STG”), a major shareholder of the Company. We have additional satellite offices in Nashville, Tennessee and China.

We operate one Lifesyne™ scanning center at our flagship center in Westminster, London. The Ravenscourt test center in West London, which is surplus to requirements, has been closed and its assets have been transferred to other companies in our group or are currently for sale to third parties.

ITEM 3.                LEGAL PROCEEDINGS.

The Company is involved with various legal actions and claims arising in the ordinary course of business. Management believes that the outcome of any such litigation and claims will not have a material effect on the Company’s financial position or results of operations.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

The shares of our Common Stock are quoted on the OTC-Bulletin Board, maintained by the National Association of Securities Dealers, Inc. The Common Stock is trading under the symbol “MSHT”.

The following table sets forth the range of high and low bid information for Medicsight, Inc Common Stock for each quarter within the last two fiscal years, after giving effect to the 2002 stock split.

	Bid Quotations ($)
Period	High	Low
2005
January 1 to March 29	5.15	4.85
2004
First Quarter	4.60	3.20
Second Quarter	4.75	4.48
Third Quarter	4.85	4.40
Fourth Quarter	5.50	4.35
2003
First Quarter	5.55	2.55
Second Quarter	3.50	1.75
Third Quarter	3.95	2.70
Fourth Quarter	3.84	3.10

These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

As of March 29, 2005, there were 899 holders of record of the Company’s Common Stock.

Dividends

The Company has never declared or paid cash dividends on the Common Stock. The Company currently intends to retain earnings, if any, to support its growth strategy and does not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company’s Board of Directors after taking into account various factors, including the Company’s financial condition, operating results, current and anticipated cash needs and plans for expansion.

Securities Authorized for Issuance Under Equity Compensation Plans

On March 20, 2003, the Company’s majority-owned subsidiary, MS-PLC, approved the Medicsight PLC Share Option Plan. The Plan provides for the issuance of up to 4,000,000 shares of MS-PLC common stock. On April 30, 2003, 2,828,600 options to shares were issued under the Plan.

The term of the MS-PLC stock options granted expire 10 years after the grant date. The exercise price of the options and the market price of MS-PLC’s common stock at the date of grant was £1.00 ($1.65). Under provisions of APB 25, no compensation expense has been recorded.

The following table summarizes the MS-PLC Stock Option and activity:

	Stock Options Outstanding
	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Balance January 1, 2003	—	—	—
Granted	2,828,600	$1.65	$1.65
Forfeited	(452,900)
Exercised	—	—	—
Outstanding December 31, 2003	2,375,700	$1.65	$1.65
Granted	—	—	—
Forfeited	(400,450)
Exercised	—	—	—
Outstanding December 31, 2004	1,975,250	$1.65	$1.65
Options exercisable at:
December 31, 2004	1,094,250	$1.65	$1.65

Recent Sales of Unregistered Securities

Regulation S Placements.

Between January 1, 2004 and September 30, 2004 the Company issued 8,204,000 shares of common stock at $3.00 per share to a number of institutional investors and private individuals as part of a private placement raising approximately $22,185,000 net of commissions payable to Asia IT, a related party. The shares of common stock were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933. The funds raised were used to fund ongoing operations and the acquisition of property and equipment at its subsidiary, MS-PLC and group.

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

ITEM 6.                SELECTED FINANCIAL DATA.

The selected financial data set forth below have been derived from the consolidated financial statements of the Company and the related notes thereto. The statement of operations data for the five years ended December 31, 2004 and the balance sheet data as of December 31, 2004, 2003, 2002, 2001 and 2000 are derived from the consolidated financial statements of the Company which have been audited by Amper, Politziner & Mattia, P.C., independent registered public accountants (consolidated financial statements as at December 31, 2004, 2003 and 2002 and 2001) and Arthur Andersen, independent auditors (consolidated financial statements as at December 31, 2000). The following selected financial data should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis and Results of Operations”, which are included elsewhere herein.

	2004	2003	2002	2001	2000
	(all figures in $ thousands except per share data)
Operating revenues	$538	$276	$82	$225	$514
Net loss	(15,030)	(10,096)	(98,834)	(44,563)	(7,551)
Net loss per common share ($)	(0.49)	(0.45)	(5.12)	(2.40)	(0.62)
Total Assets	21,041	17,649	15,430	87,920	30,497
Long term obligations	223	306	42	19	6,030
Dividends declared per common share ($)	$0.00	$0.00	$0.00	$0.00	$0.00

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for historical information, the material contained in this Management’s Discussion and Analysis and Results of Operations is forward-looking. The Company’s actual results could differ materially from the results discussed in the forward-looking statements, which include certain risks and uncertainties. These risks and uncertainties include the rate of market development and acceptance of medical imaging technology, the unpredictability of the Company’s sales cycle, the limited revenues and significant operating losses generated to date, and the possibility of significant ongoing capital requirements.

The Company’s main operating currency is UK sterling (£).

The Company has identified a number of specific risk areas that may affect the Company’s operations and results in the future:

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

Regulatory Risks.   The Medicsight™ system is subject to regulatory requirements in both the United States and Europe. Approvals may not be obtained, may be delayed or incur additional cost to the Medicsight™ system.

Competitive Risks.   There are a number of groups and organizations, such as software companies in the medical imaging field, scanner manufacturers, screening companies and other healthcare providers, which may develop a competitive offering to the Medicsight™ system. In addition these competitors may have significantly greater resources than the Company. We cannot make any assurance that they will not attempt to develop such offerings, that they will not be successful in developing such offerings or that any offerings they do develop will not have a competitive edge over the Medicsight™ system.

Foreign Exchange Risks.   As the Company’s operating currency is UK sterling (£) and its financial statements are reported in US Dollars, the Company’s assets and liabilities and its results of operations are affected by movements in the $: £ exchange rate.

Other Risks.   The Company’s ability to deliver its software could be hindered by risks such as the loss of key personnel or the patents and trademarks being successfully challenged or credit facilities being reduced or terminated by lenders.

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2004 vs. Fiscal Year Ended December 31, 2003

Revenues.   For Fiscal 2004 the Company’s gross revenues from operations were $538,000. For Fiscal 2003, the Company’s gross revenues from operations were $276,000. The Company’s revenue in Fiscal 2004 and Fiscal 2003 was derived from the Company’s Lifesyne™ scanning operations. The increase was due to growth in the number of scans undertaken.

Research and Development.   The Company’s research and development expenses for Fiscal 2004 were $2,972,000 as compared to $2,498,000 for Fiscal 2003. The Company’s research and development costs were comprised of staff and consultancy costs expensed on the development of the Medicsight™ system and the lung, colon and heart products. The Company expenses all research and development costs. The Company has concluded that capitalizing such expenditure was inappropriate because of the difficulty in assigning costs accurately to the various software products and versions being developed in that technical and development staff are moved from product to product and version to version on a regular basis.

Selling, General and Administrative Expenses.   The Company’s selling, general and administrative expenses for Fiscal 2004 were $13,261,000 as compared to $10,279,000 for Fiscal 2003. Professional fees, including consulting services, were $879,000 in Fiscal 2004 as compared to $1,116,000 in Fiscal 2003. The amount of salaries and directors’ and sub-contractors’ compensation was $7,931,000 in Fiscal 2004 and $6,111,000 in Fiscal 2003. The amount of the increase is due to increases in staff numbers and sub-contractors (including medical board members and radiologists) as the Company has expanded. Other charges include service charges and rates for property leasing of $522,000 in Fiscal 2004 and $443,000 in Fiscal 2003, and rent of $1,101,000 in Fiscal 2004 and $909,000 in Fiscal 2003. The rent increase was due to a full year of rent due on the Westminster site. In Fiscal 2004 the Company incurred costs of $1,484,000 related to marketing and public relations and $487,000 relating to the clinical trials as compared to $1,299,000 and $492,000, respectively, in Fiscal 2003.

For Fiscal 2004, the Company recorded impairment to MAM’s property and equipment of $968,000. This was as a result of the decision to transfer MAM’s assets to MS-PLC and Lifesyne or sell to independent third parties at open market value, as its business opportunities were limited due to the change in strategy by Lifesyne. No impairment charge was recorded in Fiscal 2003.

Depreciation and Amortization Expense.   Depreciation charge in Fiscal 2004 was $779,000 as compared to $631,000 in Fiscal 2003. The increase is principally due to the depreciation of the assets acquired for the Lifesyne™ centers as they became operational.

Impairment Loss on Investments.   For Fiscal 2004, the Company incurred an impairment loss on investments of $70,000 relating to the impairment in the carrying value of Eurindia PLC (“Eurindia”).The Company based this impairment on information provided by Eurindia’s management.

For Fiscal 2003, the Company incurred an impairment loss on investments of $95,000 relating to the impairments in the carrying value of Eurindia PLC (“Eurindia”) and Strategic Intelligence PLC (“SI-PLC”). Eurindia was impaired by $59,000 based on Eurindia’s management’s assessment of the value of its portfolio at $0.72 per share. The Company fully impaired its investment in SI-PLC of $36,000, as the Company was unable to obtain any information or representations from SI-PLC as to the fair value.

Net Loss and Net Loss per Share.   Net loss was $15,030,000 for Fiscal 2004 compared to a net loss of $10,096,000 for Fiscal 2003. Net loss per share for Fiscal 2004 was $0.49, based on weighted average shares outstanding of 30,853,734, compared to a net loss per share of $0.45 for Fiscal 2003, and based on weighted average shares outstanding of 22,203,126. The increase in net loss for Fiscal 2004 is principally due increase in staff costs, the effects of an appreciation of 11.6% in the $: £ exchange rate (see note below) and the limited share of the losses attributable to the minority interest.

Note   As the operating currency is UK sterling (£) the Results of Operations are affected by significant changes in the $: £ rates used to translate the revenues and costs. For Fiscal 2004 the average rate was $1.83: £1.00 and for Fiscal 2003 the rate was $1.64: £1.00, an increase of 11.6%.

Contractual Obligations and Commitments.   As of December 31, 2004, the Company was party to capital lease obligations in the amount of $286,000 for a scanner and $44,000 for motor vehicles. The obligations for the scanner lease require quarterly payments of $24,000, including interest, through March 2008. The obligations for the vehicle lease require monthly payments of $1,700, including interest, through April 2007. The underlying equipment secures both leases.

The Company’s corporate offices are at 46 Berkeley Square, London W1J 5AT, United Kingdom. There is no formal, written lease for these offices (see ITEM 2 above). Rental costs for 46 Berkeley Square are approximately $570,000 per annum.

The Company has a property lease for the Lifesyne center at Westminster. The Company has a draft lease covering Ravenscourt, which is currently unsigned.

Future minimum obligations under these arrangements are as follows:

For the year ending December 31,	Property Leases	Total
	($’000)	($’000)
2005	507	507
2006	507	507
2007	507	507
2008	144	144
2009 and thereafter	89	89

Fiscal Year Ended December 31, 2003 vs. Fiscal Year Ended December 31, 2002

Revenues.   For Fiscal 2003 the Company’s gross revenues from operations were $276,000. For Fiscal 2002, the Company’s gross revenues from operations were $82,000. The Company’s revenue in Fiscal 2003 was derived from the Company’s Lifesyne™ scanning operations. The Company’s revenues in Fiscal 2002 were delivered principally from software maintenance. Revenues from software maintenance ceased in Fiscal 2002, as the company that provided these services was sold to an independent third party on October 28, 2002.

During Fiscal 2002 the Company had two customers that represented 98.8% of its revenues. The customers were Commonwealth Secretariat, which accounted for 67.1% of sales, and Texaco Ltd., which accounted for 31.7% of sales.

Research and Development.   The Company’s research and development expenses for Fiscal 2003 were $2,498,000 as compared to $1,239,000 for Fiscal 2002. The Company’s research and development costs were comprised of staff and consultancy costs expensed on the development of the Medicsight™ system. The Company expenses all research and development costs. The Company has concluded that capitalizing such expenditure was inappropriate because of the difficulty in assigning costs accurately to the various software products and versions being developed in that technical and development staff are moved from product to product and version to version on a regular basis.

Selling, General and Administrative Expenses.   The Company’s selling, general and administrative expenses for Fiscal 2003 were $10,279,000 as compared to $10,619,000 for Fiscal 2002. Professional fees, including consulting services, were $1,116,000 in Fiscal 2003 as compared to $1,565,000 in Fiscal 2002. The amount of salaries and directors’ and sub-contractors’ compensation was $6,111,000 in Fiscal 2003 and $3,988,000 in Fiscal 2002. The increase is due to increases in staff numbers and sub-contractors (including medical board members and radiologists) as the Company expands. Other charges include service charges and rates for property leasing of $443,000 in Fiscal 2003 and $422,000 in Fiscal 2002, and rent of $909,000 in Fiscal 2003 and $455,000 in Fiscal 2002. The rent increase was due to the opening of the Westminster site. In Fiscal 2003 the Company incurred costs of $1,299,000 related to marketing and public relations and $492,000 relating to the clinical trials, whereas no such costs were incurred in Fiscal 2002. Amortization of intangibles in Fiscal 2003 was $nil as compared to $4,494,000 in Fiscal 2002.

Depreciation and Amortization Expense.   Effective January 1, 2002, with the adoption of SFAS No. 142, goodwill will no longer be amortized. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 5 years.

During Fiscal 2000, the Company acquired an intangible asset from Nightingale Technologies Limited consisting of technology valued at $22,470,000. Under SFAS No.142, this is considered an intangible asset with a definite life of 5 years. Therefore, the value of the asset is amortized on a straight-line basis over this period. The amortization charge for Fiscal 2003 was $nil as compared to $4,494,000 for Fiscal 2002. During Fiscal 2003 the Company reviewed the value attributable to the technology and concluded that, as there had been no further development of the technology except for the Medicsight™ applications in Fiscal 2002 or Fiscal 2003, the technology should be impaired in full as at December 31, 2002. Therefore, the Company recorded an impairment charge of $13,482,000 in Fiscal 2002.

Depreciation charge in Fiscal 2003 was $631,000 as compared to $165,000 in Fiscal 2002. The increase is principally due to the depreciation of the assets acquired for the Lifesyne™ centers as they became operational.

Impairment of excess of purchase price over net assets acquired.   For Fiscal 2003 and Fiscal 2002, the Company had excess of purchase price over net assets acquired of $11,200,000 and $11,200,000, respectively. The excess of purchase price over net assets acquired in Fiscal 2002 of $11,200,000 was due to the Company acquiring an additional 7,000,000 shares in MS-PLC. As stated above, the Company adopted SFAS No. 142 on January 1, 2002. Under this standard, goodwill will no longer be amortized over its estimated useful life, but instead will be tested for impairment on an annual basis or whenever indicators of impairment arise. The impairment in Fiscal 2002 relates to the goodwill attributable to the acquisition of Insights of $68,178,000 (after the fair value adjustment described in the “Note Regarding Amendment and Restatement” above) in Fiscal 2000. As the business of Insights had been transferred to other group companies in 2001 (MS-PLC) and 2002 (Medicsight Finance Ltd) and Insights sold to an independent third party on December 6, 2002, the Company has concluded that the goodwill attributable to the acquisition of Insights should be impaired in full as at December 31, 2002.

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

For Fiscal 2002, the Company incurred an impairment loss on investments of $175,000 relating to the impairments in the carrying value of Eurindia and Top Tier, Inc (“Top Tier”). The management of Eurindia recently valued its investment portfolio at $0.83 per share. As a result the Company incurred an impairment of $145,000 on the carrying value of its investment. Based on the financial status of Top Tier, the investment was permanently impaired, and the Company recorded impairment for the entire carrying value, $30,000, of this investment.

Impairment of Vendor Guarantee.   Impairment of a vendor guarantee in the amount of $nil and $6,311,000 for Fiscal 2003 and Fiscal 2002, respectively, relates to an impairment of the guarantee provided by Dr. Alexander Nill as to the fair value of certain assets acquired in the Company’s acquisition of Core Ventures Limited (“Core”) in September 2000. The vendor guarantee represents the fair value of 1,195,000 shares of the Company’s stock belonging to Dr Alexander Nill (the vendor of Core and then a director of the Company), the proceeds of the sale of which were to be remitted to the Company. Subsequently, in Fiscal 2003 the Company received proceeds (net of commission) under the guarantee of $3,689,000 from the sale of those 1,195,000 shares. In Fiscal 2002, the fair value of the guarantee was restated to reflect the funds received under the guarantee (see “Note Regarding Amendment and Restatement” above). The fair value was originally stated at $3,227,000, based on the weighted average price of the stock.

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

Note   As the operating currency is UK sterling (£) the Results of Operations are affected by significant changes in the $: £ rates used to translate the revenues and costs. For Fiscal 2003 the average rate was $1.64: £1.00 and for Fiscal 2002 the rate was $1.51: £1.00, an increase of 8.6%.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Information as at December 31:

	2004	2003	2002
	($000’s)
Cash and Cash Equivalents	5,276	845	1,778
Current Assets	6,515	2,144	2,284
Current Liabilities	(2,353)	(6,540)	(8,977)
Working Capital Surplus/(Deficit)	4,162	(4,396)	(6,693)
Ratio of Current Assets to Current Liabilities	2.77	0.33	0.26

Net Change in Cash and Cash Equivalents.   During the year ended December 31, 2004, the Company’s cash and cash equivalents increased by $4,431,000. This increase was primarily the result of cash flows received from shares issued by the Company in excess of the net cash used in operating and investing activities and repayments of debt. The Company used net cash of $15,115,000 in operations. The Company received net cash of $20,162,000 in financing activities and used $434,000 in investing activities.

During the year ended December 31, 2003, the Company’s cash and cash equivalents decreased by $933,000 to $845,000. This decrease was primarily the result of cash flows received from shares issued by the Company, MS-PLC and under the vendor guarantee offset by a decrease in short term debt, the net cash used for operations and the purchase of fixed assets. The Company used net cash of $13,149,000 in operations. The Company received net cash of $13,798,000 in financing activities and used $1,293,000 in investing activities.

Net Cash Used in Operations.   In Fiscal 2004 the Company used net cash in operations of $15,115,000. The increase of $1,966,000 is mainly due to increases in staff and sub-contractors (including medical board members and radiologists).

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

Net Cash Used in Investing Activities.   In Fiscal 2004, the Company had a net cash outflow from investing activities of $434,000. The Company used the funds to purchase additional fixed assets, the majority of which was required for the clinical trials and presentation or testing our software.

In Fiscal 2003, the Company had a net cash outflow from investing activities of $1,293,000. The Company used the funds to purchase additional fixed assets, the majority of which related to the Lifesyne™ center at Westminster.

Net Cash Provided by Financing Activities.   In Fiscal 2004, the Company had a net cash inflow from financing activities of $20,162,000. The funds received in the year ended December 31, 2004, comprised $23,310,000 (net of commission and expenses) raised by a stock issue by the Company. The Company also repaid in full the Asia IT facility ($2,880,000) and the overdraft ($196,000).

In Fiscal 2003, the Company had a net cash inflow from financing activities of $13,798,000. The funds received in the year ended December 31, 2003, comprised $9,063,000 (net of commissions) raised by a stock issue by the Company plus $4,222,000 (net of commissions) received from the private offering of MS-PLC stock. In addition the Company received $3,689,000 from the sale of 1,195,000 shares of stock under the Vendor Guarantee. The Company also repaid in full of the Nightingale loan of $3,250,000 and drew down $356,000 on the Company’s Asia IT line of credit.

Stockholders’ Equity.   The Company’s stockholders’ equity at December 31, 2004 was $18,465,000, including an accumulated deficit of $(178,498,000), as compared to $10,489,000 at December 31, 2003, including an accumulated deficit of $(163,468,000). Additional paid-in capital was $196,652,000 and $173,810,000, at December 31, 2004 and December 31, 2003 respectively. The increase in stockholders’ equity was a result of an increase in accumulated deficit of $15,030,000 offset by an increase in additional paid-in capital of $22,842,000. The increase in additional paid-in capital resulted from issues of stock at a premium by the Company in Fiscal 2004.

The Company’s stockholders’ equity at December 31, 2003 was $10,489,000, including an accumulated deficit of $(163,468,000), as compared to $5,406,000 at December 31, 2002, including an accumulated deficit of $(153,372,000). Additional paid-in capital was $173,810,000 and $162,156,000, at December 31, 2003 and December 31, 2002 respectively. The increase in stockholders’ equity was a result of an increase in accumulated deficit of $10,096,000 offset by a decrease in the vendor guarantee of $3,689,000 and an increase in additional paid-in capital of $11,654,000. The increase in additional paid-in capital resulted from issues of stock at a premium by both the Company and MS-PLC in Fiscal 2003.

Additional Capital.   The Company may require additional capital during its fiscal years ending December 31, 2005 and 2006 to implement its business strategies, including cash for payment of increased operating expenses such as salaries for additional employees. Such additional capital may be raised through additional public or private equity offerings, as well as borrowings and other resources. Currently, the Company has two available lines of credit.

On December 15, 2000, the Company entered into an unsecured credit facility with Asia IT that provides a $20,000,000 line of credit. Such line of credit originally expired on December 31, 2001, but has been extended until December 31, 2006. Interest on advances under the credit facility accrues at 2% above US LIBOR. The Company can draw down on this credit facility for its financing requirements, upon approval by the Company’s Board of Directors and subject to approval by Asia IT (such approval not to be unreasonably withheld). The Company is restricted from borrowing funds, directly or indirectly, other than through the credit facility with Asia IT, without the consent of Asia IT. The availability of the credit facility reduces upon the Company’s sale of any of its investment assets. The amounts drawn and interest charged under this facility are repayable on demand or at the maturity of the facility.

On November 20, 2001, Asia IT entered into a £10,000,000 ($18,000,000) credit facility with MS-PLC. Such facility matures on December 31, 2006 and is secured by a lien on all assets of Medicsight. Interest on outstanding amounts accrues at 2% above GBP LIBOR. Pursuant to such credit facility, MS-PLC had covenanted to undertake a public offering of its common shares in an amount not less than £25,000,000 ($45,000,000) not later than March 2002. MS-PLC did not complete such an offering but the facility nevertheless remains in place. The loan is convertible into ordinary shares in MS-PLC on announcement of an Offer to Subscribe, Placing or other public offering of its ordinary shares, at the same price per share as the offering price.

At December 31, 2004, the Company had not drawn down any funds under the $20,000,000 facility with Asia IT, and MS-PLC had not drawn down any funds under its £10,000,000 ($18,000,000) facility with Asia IT.

During Fiscal 2004 the Company raised $23,310,000, net of commissions and expenses of $2,424,000, in a private placement of restricted stock at $3.00 per share. Since January 1, 2005 the Company has issued a further 504,000 shares of stock at $4.00 per share raising a further $1,814,000 (net of commissions). These private placements were underwritten by Asia IT.

During Fiscal 2003 the Company issued a $10,000,000 private placement of 3,333,333 shares underwritten by Asia IT, which generated funds of $9,063,000 after deducting Asia IT’s commission of $937,000 (partly paid by issuing 211,000 shares of Company stock valued at $3.00 per share). In addition Asia IT underwrote a £2,725,000 ($4,670,000) private placement of MS-PLC shares, which generated funds of £2,453,000 ($4,222,000) after deducting Asia IT’s commission of £272,000 ($448,000).

At December 31, 2004, the Company owned 70,677,300 common shares in MS-PLC, constituting 81.51% of the outstanding shares. At December 31, 2003 the Company owned 68,677,300 shares in MS-PLC. The increase is due to MS-PLC issuing 2,000,000 shares to the Company on June 30, 2004 to settle debt of $3,240,000 due from MS-PLC to the Company.

To the extent that additional capital is raised through the sale of equity or equity-related securities of the Company or its subsidiaries, the issuance of such securities could result in dilution to the Company’s stockholders. No assurance can be given, however, that the Company will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the Company’s cash requirements to implement its business strategies. If we are unable to access the capital markets or obtain acceptable financing, our results of operations and financial conditions could be materially and adversely affected. We may be required to raise substantial additional funds through other means. The products derived from our proprietary software, including the Medicsight™ system, are expected to account for substantially all of our revenues from operations in the foreseeable future. Our technology has not yet been fully commercialized, and we have not begun to receive any revenues from our commercial operations associated with the software products. We cannot assure our stockholders that our technology and products will be commercialized successfully, or that if so commercialized, that revenues will be sufficient to fund our operations. Management believes it has sufficient cash and available facilities to fund operations for the coming year. If adequate funds are not available to us, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish.

Contractual Obligations

As of December 31, 2004, the Company has the following contractual obligations:

	Payments Due By Period
Contractual Obligations ($000’s)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$1,754	$507	$1,014	$166	$67
Capital Lease Obligations	330	107	183	40	—
Total	$2,084	$614	$1,197	$206	$67

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

Revenue Recognition.   We expect to earn our revenue primarily from software licenses and related services. Our revenue is recognized in accordance with Statement of Position 97-2 (SOP 97-2), as amended by Statement of Position 98-9. Currently the Company’s revenues derive from its scanning services operated by Lifesyne™. Scan revenue is recognized when the service is delivered.

The recognition of revenues from software licenses and related services will require more difficult and complex judgments. The terms of the license contract, long-term (over 12 months), short-term, cancelable, non-cancelable or per scan, for example will affect the recognition of revenues from services, such as up-front fees on installation, activation and up-front license fees, on-going license fees, termination fees and maintenance fees. Where fees are received prior to any service being delivered, the fees are deferred until the related service has been delivered successfully and the revenue can then be recognized. If there are fees that relate to any “milestone”, these are deferred until the “milestone” has passed, and then the revenue can then be recognized.

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

Calculating the estimated fair value of the asset involves significant judgments and a variety of assumptions. Judgments that the Company makes concerning the intangible acquired include assessing time and cost involved for development, time to market, risks of regulatory failure or obsolescence, (due to market, environmental or technological advances for example). For calculating fair value based on discounted cash flows, we forecast future operating results and future cash flows, which include long-term forecasts of revenue growth, gross margins and capital expenditures.

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

In connection with the adoption of SFAS No. 142, we performed our initial impairment analysis of goodwill and indefinite-lived intangible assets as of January 1, 2002. The implementation involved the determination of the fair value of each reporting unit, where a reporting unit is defined as an operating segment or one level below. We continue to perform an impairment analysis at least annually.

We determined the fair value of each significant reporting unit based on discounted forecasts of future cash flows. Judgments and assumptions are required in the preparation of the estimated future cash flows, including long-term forecasts of revenue growth, gross margins and capital expenditures.

Recent Accounting Pronouncements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities (“VIEs”). FIN No.46 is applicable immediately for VIEs created after January 31, 2003 and are effective for reporting periods ending after December 15, 2003, for VIEs created prior to February 1, 2003. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, public companies that have interests in VIE’s that are commonly referred to as special purpose entities are required to apply the provisions of FIN 46R for periods ending after December 15, 2003. A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ending after March 14, 2004. The adoption of FIN No. 46 did not have an effect on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first interim or annual period beginning after June 15, 2005. We will adopt SFAS No. 123(R) on October 1, 2005 using the modified prospective method. We have disclosed the pro forma impact of adopting SFAS No. 123(R) on net income and earnings per share for the year ended December 31, 2004 and 2003 in Note 1, which includes all share-based payment transactions to date. We do not yet know the impact that any future share-based payment transactions will have on our financial position or results of operations.

ITEM 7A           QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to market risk associated with changes in interest rates relates to its debt obligations. The Company has the following debt facilities all repayable on demand:

Debt Holder	Facility	Draw Down		Interest rate	At December 31
Asia IT Capital Investments Ltd	$20,000,000	$	nil	US Libor + 2%	5.10%
Asia IT Capital Investments Ltd	$18,000,000	$	nil	GBP Libor + 2%	6.93%

A hypothetical 100 basis point increase in interest rates would increase interest cost by approximately $nil per annum assuming no further draw downs or repayments are made.

Foreign Exchange Risk

The Company holds limited cash balances in British Pounds so any adverse movements in the exchange rates are considered immaterial.

As the Company’s operating currency is UK sterling (£) and its financial statements are reported in US Dollars, the Company’s assets and liabilities and its results of operations are affected by movements in the $: £ exchange rate.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included on pages F-1 to F-19 of this Annual Report.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.        CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer and persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carries out a variety of ongoing procedures, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004 and concluded that they were effective at the reasonable assurance level as of December 31, 2004. There have been no significant changes in the Company’s disclosure controls and procedures over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect such controls.

ITEM 9B.       OTHER INFORMATION.

None.

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth the current officers and directors of Medicsight, Inc:

Name	Age	Position
Stephen Forsyth	54	Chairman and Director
Tim Paterson-Brown	44	Chief Executive Officer and Director
Paul Gothard	37	Chief Financial Officer and Director
James Whale	30	Director
Neal Wyman	52	Independent Director and Audit Committee Chairman
Professor Nadey Hakim	47	Independent Director and Audit Committee Member
Peter Venton OBE	63	Independent Director and Audit Committee Member
Sir Christopher Paine	70	Independent Director
Dr Allan Miller	69	Independent Director

Directors are elected in accordance with the Company’s by-laws to serve until the next annual stockholders meeting and until their successors are elected in their stead. The Company does not currently pay compensation to directors for services in that capacity. Officers are elected by the Board of Directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the Board of Directors. There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

Stephen Forsyth joined the Company in December 2003 as Chairman and Chief Executive Officer. He stood down as CEO in September 2004. Previously he was Chairman and Chief Executive of Leisure Investments PLC, a publicly quoted company registered in England and Wales between 1976 and 1989. He subsequently assisted the Phoenix Trust Company Limited between 1990 and 1999 with its various operations and investments. In January 1999, he established The International Cotton Company, in which he has been the principal financier of a number of new technology orientated companies from their inception, including Accsys Chemicals PLC, Titan Wood Limited and Medicsight PLC. The Company changed its name to International Capital Corporation PLC in 2003. Stephen remains the Chairman of this investment holding company. Stephen is a founding Trustee of the Medicsight Foundation (renamed “The Foundation for the Early Detection of Disease”), a United Kingdom registered charity, which is concerned with the relief of human suffering and poverty and the promotion of health and education.

Tim Paterson-Brown joined the Company in December 2003 as Director and was appointed Chief Executive Officer in September 2004. Tim qualified as a Chartered Surveyor with Strutt and Parker in 1984 following degrees at London University and Magdalene College, Cambridge. In 1987 Tim joined Leisure Investments PLC. He subsequently worked closely with Stephen Forsyth for the Phoenix Trust Company Limited between 1990 and 1999 assisting with its various operations and investments. In 1999, he joined The International Cotton Company as a Director. The International Cotton Company has been the principal financier of a number of new technology orientated companies from their inception, including Accsys Chemicals PLC, Titan Wood Limited and Medicsight PLC. The Company changed its name to International Capital Corporation PLC in 2003. Tim is also a founding Trustee of the Medicsight Foundation (renamed “The Foundation for the Early Detection of Disease”), a United Kingdom registered charity, which is concerned with the relief of human suffering and poverty and the promotion of health and education.

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

James Whale began his career at IBM in 1994 and went on to gain a distinction from the prestigious IBM sales school. After a successful year selling e-Business solutions to European customers, James left to become Head of Sales of a software development company called Radical Technology where he generated new business in accounts ranging from BT to the UK Cabinet Office. James was a key member of the management team that successfully floated the company onto the OFEX market twelve months later. James joined Medicsight PLC at its inception responsible for international business development. James spent a short assignment in Nashville where he helped to establish the US office. On returning to the UK, James joined the US listed parent company Medicsight, Inc. as Vice President for International Business Development. James was promoted to the Main Board of Medicsight, Inc. in May 2004.

Neal Wyman trained as a Chartered Accountant with Coopers and Lybrand before moving to KPMG where he worked in the Far East. He moved into the recruitment industry in London specializing in financial services, gaining experience with a diverse range of clients. He entered executive search in 1981, initially specializing in the financial services industry before broadening into general appointments and professional services. He now focuses on general management, finance and non-executive appointments in both private and quoted companies, with particular focus on venture capital. He is a graduate of the London School of Economics. Neal was appointed an independent director of the Company on November 23, 2004 and subsequently was appointed as Chairman of the Audit Committee on November 26, 2004.

Professor Nadey Hakim is a General and Transplant Surgeon. He is the Surgical Director of the Transplant Unit at St Mary’s Hospital London and has a particular interest and expertise in kidney and pancreas transplantation. He obtained his MD from Paris University and received his surgical training at Guy’s Hospital in London. He also holds a PhD in small bowel transplantation from University College London. Professor Hakim completed a Gastrointestinal Fellowship at the Mayo Clinic and a Multi-organ Transplant Fellowship at the University of Minnesota. To date he has published over one hundred articles and has written/edited 10 textbooks in the field of surgery and transplantation.

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

Peter Venton, OBE has over 30 years’ experience in the computing and telecommunications industry and holds several patents in the sector. He is a former Chief Executive of Plessey Radar and of GEC-Marconi Prime Contracts. He has established several international joint-venture companies, led the acquisition of Ferranti Naval Systems and VSEL and established the multi-disciplinary team that won a £4.5 billion prime naval contract. Peter currently serves as the Technical Audit Chairman for the Defence Evaluation & Research Agency and joined the Board of MS- PLC as an independent director in November 2001. Peter was appointed an independent director of the Company on November 23, 2004 and subsequently was appointed as member of the Audit Committee on November 26, 2004.

Sir Christopher Paine was the President of the British Medical Association until 2001. He was Medical Director of the Advisory Committee on Distinction Awards for the National Health Service until the end of 1999 and has been President of the Royal College of Radiologists and The Royal Society of Medicine. Sir Christopher is a Medical Oncologist by specialty, having qualified in 1961. His distinguished medical career has been based in Oxfordshire having been a consultant clinical oncologist from 1970 at the Churchill Hospital in Oxford, and he also served as director of clinical studies at the medical school. He was district general manager of the Oxford Health Authority from 1984-88. In addition, he has served on the Animal Welfare Council and Imperial Cancer Research Fund. Sir Christopher was appointed an independent director of the Company on November 23, 2004 and subsequently was appointed as member of the Audit Committee on November 26, 2004. Sir Christopher has been an independent director of MS-PLC since February 1, 2002.

Dr Allan Miller qualified in medicine at St Bartholomew’s Hospital Medical School, London in 1961. In 1965 Dr Miller was admitted to the Royal College of Physicians. After spending 8 years in general practice he was appointed as a medical adviser to international pharmaceutical company, Hoffman La Roche. Dr Miller oversaw the clinical research program for both Isotretinoin and Etretinate and its successor Acitretin. Each of these products was registered worldwide and granted marketing authorization. At Hoffman La Roche Dr Miller held the positions of Head of Clinical Cardiovascular Research Worldwide, Head of Dermatological Research Worldwide and Head of all Clinical Research UK. During his time with Hoffman La Roche, over 9 separate products were successfully registered.

In 1984, Dr Miller joined a U.S. privately owned pharmaceutical group, Purdue Pharma, Mundipharma in Europe and Napp Pharma as Medical Director. Dr Miller established the clinical programs for controlled release tablets, which led to the establishment of the controlled release morphine products. This new palliative process pioneered by Dr Miller’s team some 20 years ago has now used throughout the world.

Dr Miller spent 14 years as Medical Director for Napp Pharmaceuticals Ltd and 4 years as European Medical Research Director of the Purdue Pharma, Mundipharma, Napp group based in Cambridge, England.

Dr Miller is also a Member of the British Medical Association and a Fellow of the Royal Society of Medicine.

Significant Employees

Significant employees of MS-PLC are:

Dr John Costello has been a Consultant Physician in general and respiratory medicine at King’s College Hospital since 1977 and senior lecturer in Medicine at Guy’s Kings and St Thomas’s School of Medicine. Between 1982 and 1998 he was Director of the academic department of respiratory medicine. He specializes in bronchial asthma and its treatment, including collaboration with basic scientists in investigation of mechanisms.

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

Since the early 1990’s he has occupied senior management roles in the Trust, including first Medical Director and as Clinical Director of Medicine since 1996. During his period as Medical Director at Kings, it acquired Trust status and built the platform for its current 3 star status. He occupied a unique position across the Academic/Medical School and Clinical/Trust interface.

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

Jamshid went on to work as a research fellow in the Centre for Industrial and Medical Information (CIMI) for two years where he was responsible for developing the ‘image processing’ algorithms for various medical and industrial applications such as MRI, CT scan, textile, mineral, and remote sensing images. From March 1999 to July 2001, as a senior research fellow, he worked in the NMR Research Unit at the Institute of Neurology, National Hospital for Neurology and Neurosurgery, University College London. Jamshid’s work included research into various medical imaging and data processing methods in NMR.

As a result of his ten years’ research in image processing, he has published around 40 ‘first author’ articles in leading medical and scientific journals and conferences. He is an honorary lecturer in medical physics at the Institute of Neurology (National Hospital for Neurology and Neurosurgery) at University College London.

Dr. Susan Wood Ph.D. was appointed Chief Operating Officer of MS-PLC in November 2004. Susan has 10 years of commercial and technical experience in diagnostic imaging. Most recently she spent 7 years at R2 Technology where she was the Vice President of CT Products. At R2 she championed the market and product development of the first computer-aided detection (CAD) application in CT for lung nodule detection using multi-detector CT (FDA PMA Received 7/04). She also worked for three years at medical imaging software developer ISG Technologies (now Cedara Software), where she served as director of marketing for platform products and multi-modality workstations.

Susan received her Ph.D. from the Johns Hopkins Medical Institutions. Her Ph.D. work combined quantifying three-dimensional lung structure with changes in lung function using high-resolution CT imaging. Susan also holds a Master of Science degree in Biomedical Engineering from Duke University.

Susan has co-authored over 25 peer-reviewed papers and abstracts in three-dimensional imaging of the thorax and CAD.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, its executive officers, and any persons holding more than ten percent of the Company’s common stock are required to report their initial ownership of the Company’s common stock and any subsequent changes in that ownership to the Securities and Exchange Commission (the “Commission”). Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates. The Company can report that there were no delinquent filings to report in Fiscal 2004.

Audit Committee Financial Expert

The Company’s Board of Directors has determined that Mr. Neal Wyman, an independent director, is the audit committee financial expert, as defined in Regulation S-K promulgated under the Securities and Exchange Act of 1934, serving on its audit committee. A copy of the Company’s Audit Committee charter is filed herewith (Exhibit 99.1).

Code of Ethics

The Company adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions on or after November 25, 2004. The Company’s Code of Ethics was approved by the Audit Committee on November 26, 2004. A copy of the Company’s Code of Ethics is filed herewith (Exhibit 14).

Copies of the Company’s Code of Ethics can be obtained, without charge by writing to the Company Secretary at Medicsight, Inc, 46 Berkeley Square, London W1J 5AT. In addition the Code can be downloaded at http://www.medicsight.com/downloads/code_of_ethics.pdf

ITEM 11.         EXECUTIVE COMPENSATION.

The following table summarizes fiscal year 2004, 2003 and 2002 compensation for services in all capacities of the Company’s executive officers.

Summary Compensation Table

	Annual Compensation			Long-Term Compensation
				Awards	Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Securities Underlying Options(#)	Restricted Stock Awards(#)	LTIP Payouts ($)	All Other Compensation
Stephen Forsyth,	2004	—	—	—	—	—	—
Chairman and CEO(1)	2003	—	—	—	—	—	—
Tim Paterson-Brown, CEO(2)	2004	26,600	—	—	—	—	—
Paul Gothard, CFO	2004	157,380	—	—	—	—	—
	2003	115,115	—	—	—	—	—
	2002	102,619	—	—	—	—	—
Simon Zuanic, CEO(1)	2003	131,560	—	—	—	—	100,315
Stefan Allesch-Taylor,	2003	116,222	—	—	—	—	—
Chairman and CEO(1)	2002	113,183	—	—	—	—	—
	2001	120,056	—	—	—	—	—

(1)          Stefan Allesch-Taylor resigned as the Company’s Chief Executive Officer effective January 13, 2003 and resigned as Chairman effective December 8, 2003. Simon Zuanic was appointed Chief Executive Officer January 13, 2003 and resigned effective December 8, 2003 to work in other operations within the International Capital Corporation PLC group. Stephen Forsyth was appointed the Company’s Chairman and Chief Executive Officer effective December 8, 2003. Stephen Forsyth resigned as Chief Executive Officer on September 21, 2004.

(2)          Tim Paterson-Brown was appointed Chief Executive Officer on September 21, 2004.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of March 29, 2005:

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

Percentage beneficially owned is based upon 33,571,127 shares of Common Stock issued and outstanding as of March 29, 2005.

Name and address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Equity Beneficially Owned
5% Beneficial Owners
STG Holdings PLC(1) 46 Berkeley Square London, United Kingdom W1J 5AT	10,673,642	31.8%
VHC Partners LLP 24 High Street London SW19 5DX	3,569,100	10.6%
General Mediterranean Holding SA Center Financier 29 Avenue de la Poste Neuve L-2227 Luxembourg	3,350,000	10.0%
Directors and Officers(2)
Stephen Forsyth	—	*
Tim Paterson-Brown	—	*
Paul Gothard	—	*
James Whale	—	*
Neal Wyman	—	*
Professor Nadey Hakim	—	*
Peter Venton	16,666	*
Sir Christopher Paine	—	*
Dr Allan Miller	—	*
Total Officers and Directors as a Group (5 persons)	—	*

(1)          International Capital Corporation PLC, 15 rue de la Confederation, Geneva 1204, Switzerland, a company registered in Gibraltar, which owns 95.8% of the outstanding share capital of STG Holdings PLC. Additionally Stephen Forsyth is the Director of STG Holdings PLC.

(2)          Addresses for these directors and officers are care of the Company at 46 Berkeley Square,
London W1J 5AT, United Kingdom.

*                    Less than 1%.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Asia IT Capital Investments Ltd (a related party)—On December 29, 2000, the Company acquired all of the issued and outstanding shares of HTTP Insights Limited (“Insights”). Asia IT Capital Investments Limited was a shareholder in Insights as well as the Company at the time of the acquisition, and has provided a credit facility for up to $20,000,000. The credit facility expired on December 31, 2001, but has been extended to December 31, 2006. All advances under the credit facility accrue interest at 2% above US LIBOR. The Company is restricted from borrowing funds, directly or indirectly, other than through the credit facility, without the consent of Asia IT.

On November 20, 2001, Asia IT entered into a £10,000,000 ($18,000,000) credit facility with MS-PLC. Such facility ceases on December 31, 2006 and is secured by a lien on all of the assets of MS-PLC. Interest on outstanding amounts accrues at 2% above GBP LIBOR. Pursuant to such credit facility, MS-PLC had covenanted to undertake a public offering of its ordinary shares in an amount not less than £25,000,000 not later than March 2002. MS-PLC did not complete such an offering and the facility nevertheless remains in place. The loan is convertible into ordinary shares in MS-PLC on announcement of an Offer to Subscribe, Placing or other public offering of its ordinary shares, at the same price per share as the offering price. Due to the private offering being undertaken by MS-PLC, the loan is currently convertible.

In addition, a director of Asia IT is a brother of Tim Paterson-Brown who was appointed to the Board on December 8, 2003 and to the Board of MS-PLC on September 5, 2003. In addition to the loan facilities made available by Asia IT to the Company and MS-PLC, Asia IT received commissions on shares issued under private placements in both Fiscal 2004 and Fiscal 2003.

During Fiscal 2004 the Company raised $23,310,000, net of commissions and expenses, in a private placement of restricted stock at $3.00 per share. Asia IT received commissions of $2,410,000, which was partly settled by issuing 420,000 shares of Company stock valued at $3.00 per share.

During Fiscal 2003 Asia IT underwrote a $10,000,000 private placement for the Company, which generated funds of $9,063,000 after deducting Asia IT’s commission of $937,000 (partly settled by issuing 211,000 shares of Company stock valued at $3.00 per share). For MS-PLC Asia IT underwrote a £2,725,000 ($4,670,000) private placement, which generated funds of £2,453,000 ($4,222,000) after deducting Asia IT’s commission of £272,000 ($448,000).

Corporate offices—The Company’s corporate offices at 46 Berkeley Square are leased to International Cellulose Company Limited (ICCL), a company registered in England and Wales. STG Holdings PLC, the majority stockholder of Medicsight, acquired 100% of the issued share capital of International Cellulose Company Limited in November 2001. Up until June 30, 2003 rent on 46 Berkeley Square was managed by Berkeley Square Ventures Limited (BSV), a property management company incorporated in England and Wales. Subsequent to June 30, 2003 rent was paid direct to ICCL. The rent payable is based on the amount of space each company occupies. There are no formal leases between the tenants and ICCL.

PART IV

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.	Fees billed by our principal accountant amounted to $82,000 in Fiscal 2004 and $240,000 in Fiscal 2003.
Audit Related Fees.	Fees billed by our principal accountant amounted to $nil in Fiscal 2004 and $nil in Fiscal 2003.
Tax Fees.	Fees billed by our principal accountant amounted to $nil in Fiscal 2004 and $58,000 in Fiscal 2003.
All Other Fees.	Fees billed by our principal accountant amounted to $nil in Fiscal 2004 and $9,000 in Fiscal 2003 concerning various matters.

The Company’s audit committee was established subsequent to the approval of audit and non-audit fees and so was unable to pre-approve such fees and to take a view as to whether non-audit fees are compatible with the auditor’s independence.

As of November 25, 2004 the audit committee is directly responsible for the appointment, compensation, retention and oversight of the work of any independent auditor engaged (including resolution of disagreements between management and the auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Company. Each such firm shall report directly to the committee. The committee shall also be responsible for overseeing the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company.

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Financial Statements

The financial statements of the Company for the fiscal years covered by this Annual Report are located on pages F-1 to F-19 of this Annual Report.

Exhibits

Exhibit No.	Description
2.1	Articles of Merger of Medicsight, Inc., a Utah corporation(1)
2.2	Certificate of Merger of Medicsight, Inc., a Delaware corporation(1)
2.3	Offering Document to acquire shares of Radical Technology PLC.(2)
3.1	Certificate of Incorporation of Medicsight, Inc. and amendments thereto(1)
3.2	By-Laws of Medicsight, Inc.(1)
4.1	Loan Note issued by HTTP Insights, Ltd. to Nightingale Technologies Ltd.(5)
10.1	Share Sale Agreement between Nightingale Technologies Limited and Medicsight, Inc.(3)
10.2	Letter Agreement between Asia IT Capital Investments, Ltd. and Medicsight, Inc.(4)
10.2	Letter Agreement between Asia IT Capital Investments, Ltd. and Medicsight PLC(5)
14.0	Code of Ethics (filed herewith at page E-1)
21.1	Subsidiaries (filed herewith at page E-7).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer (filed herewith at page E-8).
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer (filed herewith at page E-9).
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer (filed herewith at page E-10).
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer (filed herewith at page E-11).
99.1	Audit Committee Charter (filed herewith at page E-12)

(1)          Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 30, 2004.

(2)          Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on May 23, 2000.

(3)          Incorporated herein by reference to the Company’s Current Report on Form 8-K filed March 7, 2001.

(4)          Incorporated herein by reference to the Company’s Registration Statement on Form SB-2, filed December 26, 2001.

(5)          Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB, filed April 19, 2002.

Reports on Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICSIGHT, INC.
March 30, 2005
	By:	/s/ TIM PATERSON-BROWN
Chief Executive Officer (Principal Executive Officer)
March 30, 2005
	By:	/s/ PAUL A GOTHARD
Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ STEPHEN FORSYTH	Director	March 30, 2005
Stephen Forsyth
/s/ TIM PATERSON-BROWN	Director	March 30, 2005
Tim Paterson-Brown
/s/ PAUL A GOTHARD	Director	March 30, 2005
Paul Gothard
/s/ JAMES WHALE	Director	March 30, 2005
James Whale
/s/ NEAL WYMAN	Director	March 30, 2005
Neal Wyman
/s/ NADEY HAKIM	Director	March 30, 2005
Nadey Hakim
/s/ PETER VENTON	Director	March 30, 2005
Peter Venton
/s/ SIR CHRISTOPHER PAINE	Director	March 30, 2005
Sir Christopher Paine
/s/ ALLAN MILLER	Director	March 30, 2005
Allan Miller

MEDICSIGHT, INC. AND SUBSIDIARIES
(FORMERLY HTTP TECHNOLOGY, INC.)
CONSOLIDATED FINANCIAL STATEMENTS
TOGETHER WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS REPORT

MEDICSIGHT, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003	F-3
Consolidated Statements of Operations for the years ended December 31, 2004, December 31, 2003 and December 31, 2002	F-4
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 2004, December 31, 2003 and December 31, 2002	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2004, December 31, 2003 and December 31, 2002	F-6
Notes to the Consolidated Financial Statements	F-7 to F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Medicsight, Inc.:

We have audited the accompanying consolidated balance sheets of Medicsight, Inc. (a Delaware Corporation), formerly HTTP Technology, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three year period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medicsight, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years in the three year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements the Company has generated negative cash flows and has an accumulated deficit at December 31, 2004 and the uncertainty with respect to the availability and the utilization of its credit facility raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Amper, Politziner & Mattia P.C.
March 10, 2005
Edison, New Jersey

MEDICSIGHT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004 AND DECEMBER 31, 2003
($ thousands)

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,276	$845
Accounts receivable	26	33
Other receivables	28	123
Prepaid expenses	498	539
VAT Receivable	687	604
Total current assets	6,515	2,144
PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation of $3,227 and $1,480	2,066	3,033
INVESTMENTS, at cost	359	429
SECURITY DEPOSITS	901	843
EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED	11,200	11,200
Total assets	$21,041	$17,649
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,193	$2,342
Accrued expenses	526	700
Accrued professional expenses	527	326
Bank overdraft	—	196
Line of credit—related party	—	2,880
Current portion of obligations under capital leases	107	96
Total current liabilities	2,353	6,540
Obligations under capital leases, net of current portion	223	306
Total liabilities	2,576	6,846
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 40,000,000 shares authorized, 33,067,125 and 24,488,858 shares issued and outstanding	33	24
Additional paid-in capital	196,652	173,810
Currency translation adjustment	278	123
Accumulated deficit	(178,498)	(163,468)
TOTAL STOCKHOLDERS’ EQUITY	18,465	10,489
Minority interest	—	314
Total Stockholders’ equity and minority interest	18,465	10,803
Total liabilities and stockholders’ equity	$21,041	$17,649

The accompanying notes are an integral part of these statements.

MEDICSIGHT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004, DECEMBER 31, 2003, AND DECEMBER 31, 2002
($ thousands except per share data)

	2004	2003	2002
REVENUES	$538	$276	$82
EXPENSES:
Selling, general and administrative	13,261	10,279	10,619
Research and development cost	2,972	2,498	1,239
Impairment of intangibles	—	—	13,482
Impairment of investments	70	95	175
Impairment of vendor guarantee	—	—	6,311
Impairment of goodwill	—	—	68,178
	16,303	12,872	100,004
Operating loss	(15,765)	(12,596)	(99,922)
OTHER INCOME/(EXPENSE)
Interest and other income	130	12	3
Net foreign exchange losses	—	(2)	(164)
	130	10	(161)
Net loss before minority interest	(15,635)	(12,586)	(100,073)
MINORITY INTEREST	605	2,490	1,170
Net loss	$(15,030)	$(10,096)	$(98,913)
PER SHARE DATA:
Basic and diluted loss per share	(0.49)	(0.45)	(5.13)
Weighted average number of common shares outstanding	30,853,734	22,203,126	19,294,654

The accompanying notes are an integral part of these statements.

MEDICSIGHT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2002 TO DECEMBER 31, 2004
(in thousands)

						Retained
			Additional		Accumulated	Earnings	Total
	Common Stock		Paid-In	Vendor	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Guarantee	Income (Loss)	Deficit)	Equity
BALANCE, JANUARY 1, 2002	19,290	$19	$145,596	$(10,000)	$(44)	$(54,459)	$81,112
Additional paid-in capital received on stock issued by MS-PLC, net	—	—	5,362	—	—	—	5,362
Shares issued by the Company to acquire additional stock in MS-PLC	1,865	2	11,198	—	—	—	11,200
Impairment of vendor guarantee	—	—	—	6,311	—	—	6,311
COMPREHENSIVE LOSS
Net loss for the year	—	—	—	—	—	(98,913)	(98,913)
Translation adjustment	—	—	—	—	334		334
Total comprehensive loss	—	—	—	—	334	(98,913)	(98,579)
BALANCE, DECEMBER 31, 2002	21,155	21	162,156	(3,689)	290	(153,372)	5,406
Shares issued (net of commission)	3,333	3	9,060	—	—	—	9,063
Additional paid-in capital received on stock issued by MS-PLC, net	—	—	2,594	—	—	—	2,594
Cash rec’d re guarantee	—	—	—	3,689	—	—	3,689
COMPREHENSIVE LOSS
Net loss for the year	—	—	—	—	—	(10,096)	(10,096)
Translation adjustment	—	—	—	—	(167)		(167)
Total comprehensive loss	—	—	—	—	(167)	(10,096)	(10,263)
BALANCE, DECEMBER 31, 2003	24,488	24	173,810	—	123	(163,468)	10,489
Shares issued (net of commission)	8,578	9	23,301	—	—	—	23,310
Increase in Minority Interest	—	—	(459)	—	—	—	(459)
COMPREHENSIVE LOSS
Net loss for the year	—	—	—	—	—	(15,030)	(15,030)
Translation adjustment	—	—	—	—	155		155
Total comprehensive loss	—	—	—	—	155	(15,030)	(14,875)
BALANCE, DECEMBER 31, 2004	33,066	$33	$196,652	$—	$278	$(178,498)	$18,465

The accompanying notes are an integral part of these statements.

MEDICSIGHT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE YEARS ENDED
DECEMBER 31, 2004, DECEMBER 31, 2003, AND DECEMBER 31, 2002

($ thousands)

	Year ended	Year ended	Year ended
	December 31, 2004	December 31, 2003	December 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,030)	$(10,096)	$(98,913)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of intangibles	779	631	4,735
Impairment of intangibles	—	—	13,482
Impairment of goodwill	—	—	68,178
Net foreign exchange losses	—	—	164
Interest from prior years forgiven	—	—	399
Impairment of investment	70	95	175
Impairment of vendor guarantee	—	—	6,311
Impairment of property and equipment	968	—	—
Increase in minority’s interest in MS-PLC	(459)	—	—
Minority interest in net losses of subsidiary	(605)	(2,490)	(1,170)
(Increase)/decrease in assets
Accounts receivable	7	(32)	93
Other receivables	95	(122)	181
Prepaid expenses	41	(317)	(104)
VAT receivable	(83)	(322)	(221)
Security deposits	—	(743)	44
Increase/(decrease) in liabilities
Accounts payable	(1,000)	42	1,038
Accrued expenses	(99)	70	(103)
Accrued professional expenses	201	135	(18)
Net cash used in operating activities	(15,115)	(13,149)	(5,729)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(434)	(1,293)	(464)
Proceeds from sale of investments	—	—	2
Net cash (used in)/provided by investing activities	(434)	(1,293)	(462)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(72)	(478)	—
(Decrease)/increase in bank overdraft	(196)	196	—
(Decrease)/increase in line of credit—related party	(2,880)	356	1,006
Repayments of short-term debt	—	(3,250)	—
Proceeds from sale of common stock, net of commissions	23,310	9,063	—
Proceeds from MS-PLC sale of common stock	—	4,222	6,773
Proceeds from vendor guarantee	—	3,689	—
Net cash provided by/(used in) financing activities	20,162	13,798	7,779
Effects of exchange rates on cash and cash equivalents	(182)	(289)	(13)
NET CHANGE IN CASH & CASH EQUIVALENTS	4,431	(933)	1,575
CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	845	1,778	203
CASH & CASH EQUIVALENTS, END OF YEAR	$5,276	$845	$1,778
SUPPLEMENTAL DISCLOSURES OF CASH PAID
Interest	41	66	77
NON CASH FINANCING ACTIVITIES
Capital lease obligations for equipment	—	841	74

The accompanying notes are an integral part of these statements.

MEDICSIGHT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization, basis of presentation and liquidity

Medicsight, Inc. (along with its subsidiaries, the “Company”) is the successor consolidated entity formed by the reverse acquisition on December 22, 1999 by Fairfax Equity Limited (“Fairfax”) (now Medicsight Finance Ltd) of Internet Holdings, Inc. a publicly-held company originally incorporated in Utah in 1977, under the name, Trolley Enterprises, Inc. Fairfax, which was treated as the accounting acquirer in the transaction, was incorporated in the United Kingdom on October 18, 1999. Prior to its reverse acquisition by Fairfax, control of the former Internet Holdings, Inc., as well as the corporate name, had changed many times. All prior operations had previously been discontinued and all related claims and counterclaims were settled, the last of which settlements occurred in November 1999.

The Company is a developer of sophisticated software technology in the medical sector. The Company’s business objective is to deliver the Medicsight™ system.

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

The Company is focused on developing its medical imaging technology, known as the Medicsight™ system, which is our state-of-the-art digital disease detection software system currently comprising MedicColon™, MedicHeart™, MedicLung™, Colon CAR™ and Lung CAR™.

These consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant operating losses since inception. As a result, the Company has generated negative cash flows from operations, and has an accumulated deficit at December 31, 2004 and there is uncertainty with respect to the availability and the utilization of its credit facility with Asia IT Capital Investments Limited (a related party)—see Note 9. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities and borrowed funds. The Company is currently seeking additional funding and is actively developing the technology in order to bring it to market. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance, however, that management’s efforts will be successful or that the products the Company develops and markets will be accepted by consumers. The consolidated financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty.

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

Accounts receivable—Accounts receivable are customer obligations due under normal trade terms and are stated at cost less any allowance for doubtful accounts. The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible. The balance for the years ended December 31, 2004 and December 31, 2003 for provision of doubtful accounts was  $nil and $nil respectively.

Investments—Investments consist of equity ownership in various corporations. The Company records these investments at historical cost, subject to any provision for impairment.

For Fiscal 2004, the Company incurred an impairment loss on investments of $70,000 relating to the impairment in the carrying value of Eurindia PLC (“Eurindia”), based upon the management of Eurindia valuing the investment portfolio at $0.61 per share.

For Fiscal 2003, the Company incurred an impairment loss on investments of $59,000 relating to the impairment in the carrying value of Eurindia PLC (“Eurindia”), based upon the management of Eurindia valuing the investment portfolio at $0.72 per share. Additionally the Company fully impaired its investment in Strategic Intelligence PLC ($36,000), as the Company was unable to obtain any information on or representations from its investment as to the fair value.

Property and equipment—Property and equipment are stated at cost. Depreciation is calculated on the various asset classes over their estimated useful lives, which range from two to five years. Leasehold improvements are depreciated over the term of the lease.

Excess of purchase price over net assets acquired—Excess of purchase price over net assets acquired (“goodwill”) represents the excess of acquisition purchase price over the fair value of the net assets acquired. To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets. Effective January 1, 2002 with the adoption of SFAS No. 142, goodwill is no longer to be amortized. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 5 years.

For Fiscal 2004 and Fiscal 2003, the Company had excess of purchase price over net assets acquired of $11,200,000.

During Fiscal 2002 the Company acquired an additional 7,000,000 shares in MS-PLC by way of a share swap. The consideration for the MS-PLC stock was 1,866,666 shares in the Company’s stock valued at $6.00 per share based upon the weighted average share price of the Company’s stock, which amounted to $11,200,000.

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

Foreign currency translation—The accounts of the Company’s foreign subsidiaries are maintained using the local currency as the functional currency. For these subsidiaries, assets and liabilities are translated into U.S. dollars at year-end exchange rates, and income and expense accounts are translated at average monthly exchange rates. Net gains and losses from foreign currency translation are excluded from operating results and are accumulated as a separate component of stockholders’ equity.

Gains and losses on foreign currency transactions are reflected in current operating results.

Revenue recognition—Revenue is recognized as services are performed, in accordance with the terms of the contractual arrangement, where persuasive evidence of an arrangement exists, the fee is fixed and determinable and collection is reasonably assured.

The Company’s principal revenues in both Fiscal 2004 and Fiscal 2003 relate to the Company-operated Lifesyne™ scanning centers in the United Kingdom at Westminster and Ravenscourt in London. The Company’s principal revenues in Fiscal 2002 were derived from software maintenance and support services, now discontinued.

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

The Company’s expenditure on research and development comprise of staff and consultants employed in the development of the Medicsight™ system. During the twelve months ended December 31, 2004 , December 31, 2003 and December 31, 2002 the Company expended $2,972,000, $2,498,000 and $1,239,000 respectively for research and development expenses for the Medicsight™ system and its products. We cannot predict the amount of additional expenditures that will be necessary prior to achieving commercialization of our products.

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

Segment reporting—The Company follows the provisions of Statement of Financial Accounting Standards No. 131, “Disclosure About Segments of an Enterprise and Related Information”. The approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers.

Common stock—The holder of each share of common stock outstanding is entitled to one vote per share.

Stock options—The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for its employee stock options. Under this method, compensation cost is measured as the amount by which the market price of the underlying stock exceeds the exercise price of the stock option at the date at which both the number of options granted and the exercise price are known.

In accordance with SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation is as follows:

	December 31, 2004	December 31, 2003
	($ thousands, except per share data)
Net loss—as reported	$(15,030)	$(10,096)
Add:
Stock-based employee compensation expense included in reported net income, net of related tax effects	0	0
Deduct:
Adjustment to total stock-based employee compensation expense determined under the intrinsic value method for expense determined under the fair value based method, net of related tax effects	(292)	(65)
Pro forma net income	$(15,322)	$(10,161)
Earnings per share:
Basic, as reported	$(0.49)	$(0.45)
Basic, pro forma	$(0.50)	$(0.46)
Diluted, as reported	$(0.49)	$(0.45)
Diluted, pro forma	$(0.50)	$(0.46)

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

The following weighted-average assumptions were used for the years ended December 31:

	2004	2003
Risk-free interest rate	3.5%	3.5%
Expected volatility	81%	81%
Dividend yield	0%	0%
Expected life	1 year	2 years

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

Recent accounting pronouncements—

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities (“VIEs”).  FIN No.46 is applicable immediately for VIEs created after January 31, 2003 and are effective for reporting periods ending after December 15, 2003, for VIEs created prior to February 1, 2003. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, public companies that have interests in VIE’s that are commonly referred to as special purpose entities are required to apply the provisions of FIN 46R for periods ending after December 15, 2003. A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ending after March 14, 2004. The adoption of FIN No. 46 did not have an effect on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first interim or annual period beginning after June 15, 2005. We will adopt SFAS No. 123(R) on October 1, 2005 using the modified prospective method. We have disclosed the pro forma impact of adopting SFAS No. 123(R) on net income and earnings per share for the year ended December 31, 2004 and 2003 in Note 1, which includes all share-based payment transactions to date. We do not yet know the impact that any future share-based payment transactions will have on our financial position or results of operations.

3.   Note regarding the Results of Operations for the year ended December 31, 2002

During Fiscal 2003, the Company determined that the fair value of common stock issued in a previously recorded acquisition was incorrect. In addition, the Company identified certain errors in its previously issued financial statements related to impairment of intangibles, goodwill, and the vendor guarantee.

As a result, in 2003, the Company had restated its previously issued financial statements for the years ended December 31, 2002. A summary of the significant effects of the restatements is set forth below.

	December 31, 2002
	As Previously	As
	Reported	Restated
Consolidated statements of operations data for the year ended:	$(000)	$(000)
Impairment of intangibles	$—	$13,482
Impairment of vendor guarantee	6,773	6,311
Impairment of goodwill	—	68,178
Net loss	(17,715)	(98,913)
Net loss per share—basic and diluted	$(0.92)	$(5.13)

Intangible Assets

The intangible asset relates to the technology (the Stochastic Perception Engine) acquired from Insights for $22,470,000 in 2000. During 2003, the Company reviewed the value attributable to this technology and concluded that, as there had been no further development of the technology except for the Medicsight™ applications and with the sale of Insight in December 2002, the technology should have been fully impaired at December 31, 2002. Therefore, the Company recorded an impairment charge of $13,482,000 at December 31, 2002.

Goodwill

During Fiscal 2003 the Company evaluated the remaining goodwill of $68,178,000 from the acquisition of Insights. As the business of Insights had been transferred to other group companies in 2001 (MS-PLC) and 2002 (Medicsight Finance Ltd) and Insights sold to an independent third party during December 2002, the Company has determined that the goodwill attributable to this acquisition should have been fully impaired at December 31, 2002. Therefore, the Company recorded an impairment charge of $68,178,000 for the year ended December 31, 2002.

Vendor Guarantee

The Vendor Guarantee arose from the acquisition of Core Ventures Limited (“Core”) and relates to an oral agreement between the Company and Dr Alexander Nill (the vendor of Core and a director of the Company), that the proceeds of the sale of Dr Nill’s 1,195,000 shares in the Company would be remitted to the Company under the terms of the Vendor Guarantee. These shares were sold in 2003 and the Company received $3,689,000 net of commissions. At December 31, 2001 and December 31, 2002, the fair value attributed to the Vendor Guarantee was based on the weighted average share price. The Company has reviewed the fair value at December 31, 2002 and concluded that it would more be appropriate and better understood if the fair value at December 31, 2002 reflected the funds actually received in 2003 rather than show an impairment in Fiscal 2002 of $6,773,000, as reported, and then having to show a reduction in the impairment in Fiscal 2003 of $462,000. Therefore, the impairment in Fiscal 2002 was revised from $6,773,000 to $6,311,000.

4.   Investments

The Company accounts for its investments in non-marketable securities under the cost method of accounting as it owns less than a 20% interest in each of the companies and does not have significant influence over the entities. The Company reviews each investment continually to assess for other-than-

temporary decreases in value in its investments. The Company reviews all available financial and non-financial data, in assessing the extent of any impairment.

At December 31, 2004, the Company held the following investment:

—A 6% holding in Eurindia PLC, a company that seeks to invest in small Indian IT services. During Fiscal 2004 the Company recorded an impairment of $70,000 reducing the carrying value to approximately $359,000.

At December 31, 2003, the Company held the following investments:

—A 6% holding in Eurindia PLC, a company that seeks to invest in small Indian IT services. During Fiscal 2003 the Company recorded an impairment of $59,000 reducing the carrying value to approximately $429,000.

The 1% holding in Strategic Intelligence PLC, valued at approximately $36,000 was fully impaired in Fiscal 2003 as the Company was unable to obtain any information on or representations from its investment as to the fair value. On April 19, 2000 the Company purchased the holding in Strategic Intelligence PLC for cash of     261,000. As of December 31, 2000, the Company viewed that the investment was permanently impaired by $225,000 based upon a valuation undertaken by a third party, and that amount was fully impaired.

5.   Property and equipment

Property and equipment consist of the following as of December 31:

	2004	2003
	($’000)	($’000)
Computer hardware and software	1,071	755
Furniture and fixtures	4,150	3,691
Motor Vehicles	72	67
	5,293	4,513
Less: Accumulated depreciation	(3,227)	(1,480)
	2,066	3,033

During the fourth quarter of Fiscal 2004 the Company recorded impairment to property and equipment of $968,000. This was as a result of a decision to transfer MAM’s assets to MS-PLC and Lifesyne or sell to independent third parties at open market value, as its business opportunities were limited due to the change in strategy of Lifesyne concerning the number of centers it was going to operate. No impairment charge was recorded in Fiscal 2003.

6.   Line of Credit—related party

On December 15, 2000, the Company entered into an unsecured credit facility with ASIA IT Capital Investments Limited (“Asia IT”), a related party—see Note 15, which provides a $20,000,000 line of credit. Such line of credit originally expired on December 31, 2001, but has been extended until December 31, 2006. Interest on advances under the credit facility accrues at 2% above US LIBOR. At December 31, 2004 US LIBOR was 3.1%. The Company can draw down on this credit facility for its financing requirements, upon approval by the Company’s Board of Directors and subject to approval by Asia IT (such approval not to be unreasonably withheld). The Company is restricted from borrowing funds, directly or indirectly, other than through the credit facility with Asia IT, without the consent of Asia IT. The availability of the credit facility reduces upon the Company’s sale of any of its investment assets.

On November 20, 2001, Asia IT entered into a £10,000,000 ($18,000,000) credit facility with MS-PLC. Such facility ceases on December 31, 2006 and is secured by a lien on all of the assets of MS-PLC. Interest on outstanding amounts accrues at 2% above GBP LIBOR. Pursuant to such credit facility, MS-PLC had covenanted to undertake a public offering of its ordinary shares in an amount not less than £25,000,000 not later than March 2002. MS-PLC did not complete such an offering and the facility nevertheless remains in place. The loan is convertible into ordinary shares in MS-PLC on announcement of an Offer to Subscribe, Placing or other public offering of its ordinary shares, at the same price per share as the offering price. Due to the private offering being undertaken by MS-PLC, the loan is currently convertible.

At year ended December 31, 2004 and 2003 the Company had drawn down $nil and $2,880,000 respectively under the $20,000,000 facility with Asia IT, and MS-PLC had no drawings under its £10,000,000 ($18,000,000) facility with Asia IT.

7.   Short-term Debt

The Company acquired Insights in December 2000. At the time of such acquisition, Insights had outstanding $6,006,000 of long-term debt. The Company repaid the loan in full in the year ended December 31, 2003 and the Company has no further liabilities under this agreement.

8.   Capital leases

The assets under capital leases, which are included in property and equipment, are as follows:

	2004	2003
	($’000)	($’000)
Furniture and fixtures	857	776
Motor Vehicles	72	67
	929	843
Less: Accumulated depreciation	(556)	(190)
	373	653

The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments, as of December 31, 2004:

Fiscal Year	($’000)
2005	116
2006	102
2007	88
2008	41
2009	—
Thereafter	—
Total minimum lease payments	347
Less amount representing interest	17
Present value of net minimum lease payments	330
Less current maturities	107
Long-term maturities	223

9.   Stockholders’ equity

On December 31, 2003, the Company entered into a further agreement with Asia IT, a related party—see Note 15, to underwrite a private placement to raise $10,562,000 through the sale of shares of Common Stock at a price of $3.00 per share pursuant to an exemption from registration under Regulation S promulgated under the Securities Act of 1933. The placement was completed in February 2004. In consideration for such underwriting, Asia IT received commission at the rate of 10% of funds raised from third parties. Asia IT received $1,056,000 in commission, which included receiving 170,000 shares of Common Stock valued at $3.00 per share.

Subsequently the Company issued a further 5,057,600 restricted shares of Common Stock at a price of $3.00 per share pursuant to an exemption from registration under Regulation S promulgated under the Securities Act of 1933. Asia IT received $1,354,000 in commission, which included receiving 250,000 shares of Common Stock valued at $3.00 per share.

During the year ended December 31, 2004, under agreements with Asia IT, the Company issued approximately 8,579,000 shares of restricted stock raising $23,310,000, net of commissions and expenses.

The Company has issued a further 504,000 shares of stock at $4.00 per share raising a further $2,016,000 (before commissions) from January 1, 2005 to March 10, 2005.

During Fiscal 2003 the Company issued a $10m private placement of 3,333,333 shares underwritten by Asia IT, which generated funds of $9,063,000 after deducting Asia IT’s commission of $937,000 (partly paid by issuing 211,000 shares of Company stock valued at $3.00 per share). In addition for MS-PLC Asia IT underwrote a £2,725,000 ($4,670,000) private placement, which generated funds of £2,453,000 ($4,222,000) after deducting Asia IT’s commission of £272,000 ($448,000).

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

At December 31, 2004, the Company owned 70,677,300 ordinary shares in MS-PLC, constituting 81.8% of the outstanding shares. At December 31, 2003 the Company owned 68,677,300 shares in MS-PLC. The increase is due to MS-PLC issuing 2,000,000 shares to the Company on June 30, 2004 to settle debt of $3,240,000 due by MS-PLC to the Company. This transaction resulted in an increase to the minority interest in MS-PLC of $459,000.

10.   Stock option plan

On March 20, 2003, the Company’s majority-owned subsidiary, MS-PLC, approved the Medicsight PLC Share Option Plan. The Plan provided for the issuance of up to 4,000,000 shares of MS-PLC common stock. On April 30, 2003, 2,828,600 options to purchase shares were issued by the Plan.

The term of the stock options granted expire 10 years after the grant date and unless otherwise determined by the board of directors, vest based upon MS-PLC achieving certain milestones. The exercise price of the options and the market price of MS-PLC’s common stock at the date of grant was £1.00 ($1.65). Under provisions of APB 25, no compensation expense has been recorded.

The following table summarizes the MS-PLC Stock Option and activity:

	Stock Options Outstanding
	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Balance January 1, 2003	—	—	—
Granted	2,828,600	$1.65	$1.65
Forfeited	(452,900)
Exercised	—	—	—
Outstanding December 31, 2003	2,375,700	$1.65	$1.65
Granted	—	—	—
Forfeited	(400,450)
Exercised	—	—	—
Outstanding December 31, 2004	1,975,250	$1.65	$1.65
Options exercisable at:
December 31, 2004	1,094,250	$1.65	$1.65

Following is a summary of the status of stock options outstanding at December 31, 2004:

	Outstanding Options			Exercisable Options
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price	Number	Life	Price	Number	Price
$1.65	1,975,250	0.5 year	$1.65	1,094,250	$1.65

11.   Income Taxes

The income tax provision is summarized as follows for the years ended December 31, 2004 and December 31, 2003:

	Year Ended December 31, 2004	Year Ended December 31, 2003
		(in thousands)
Current
Federal	$0	$0
State and local	0	0
Foreign	0	0
Deferred	0	0
Total income tax provision (benefit)	0	0

Significant components of deferred tax assets were as follows as of December 31, 2004:

Deferred Tax Assets	2004	2003
	($’000)	($’000)
Tax loss carry-forward	14,230	9,107
Property and plant depreciation methods	35	35
Total	14,265	9,142
Valuation Allowance	(14,265)	(9,142)
Net deferred tax asset	—	—

The Company has net operating loss carry-forwards for United States tax purpose to offset future taxable income of  $3,984,000 expiring in years 2005 through 2017. As it is not more likely than not that the resulting deferred tax benefits will be realized, a valuation allowance has been recognized for such deferred tax assets. The utilization of net operating loss carry forwards may be significantly limited under the Internal Revenue Code as a result of ownership changes due to the Company’s stock and other equity offerings.

Under United Kingdom taxation, MS-PLC has $42,555,000 of net operating loss carry-forwards to offset future taxable income. As it is not more likely than not that the resulting deferred tax benefits will be realized, a valuation allowance has been recognized for such deferred tax assets.

The provision for income tax differs from the amount computed by applying the statutory federal income tax rate to income before the provision for income taxes. The sources and tax effects of the differences are as follows:

	Year Ended December 31, 2004	Year Ended December 31, 2003
Income taxes at the federal statutory rates	(35)%	(35)%
Change in valuation allowance	1	1
Foreign operations	34	34
Effective rate of income tax	0%	0%

The Company has net capital losses to be carried forward of  $129,229,000 to offset against any future capital gains.

12.   Operating leases

The Company has entered into a property lease for the Lifesyne center at Westminster. The Company has negotiated a lease covering Ravenscourt, which is currently unsigned. Future minimum obligations under these arrangements are as follows:

For the year ending December 31,	Property Leases
($’000)
2005	507
2006	507
2007	507
2008	144
2009 and thereafter	89

As discussed in Note 15 the Company does not have a formal lease on its offices at 46 Berkeley Square. Total rent expense was $1,101,000, $909,000 and $455,000 for years ended December 31, 2004, 2003 and 2002, respectively.

13.   Segmental reporting

For Fiscal 2004 and Fiscal 2003 the Company’s reportable segment is the provision of medical scanning services derived from the Lifesyne operation. All revenues were generated within the United Kingdom. In Fiscal 2002 the Company’s revenue was principally derived from software maintenance.

14.   Concentrations

The Company maintains its cash and cash equivalents at major financial institutions in the United Kingdom. Cash held in foreign institutions amounted to $5,194,000 and $842,000 at December 31, 2004 and 2003, respectively. The Company periodically evaluates the relative credit standing of financial institutions considered in its cash investment strategy.

15.   Related Party Transactions

On December 29, 2000, the Company acquired all of the issued and outstanding shares of HTTP Insights Limited (“Insights”). ASIA IT Capital Investments Limited was a shareholder in Insights as well as the Company at the time of the acquisition, and has provided a credit facility for up to $20,000,000. The credit facility expired on December 31, 2001, but has been extended to December 31, 2006. All advances under the credit facility accrue interest at 2% above US LIBOR. The Company is restricted from borrowing funds, directly or indirectly, other than through the credit facility, without the consent of Asia IT.

On November 20, 2001, Asia IT entered into a £10,000,000 ($18,000,000) credit facility with MS-PLC. Such facility ceases on December 31, 2006 and is secured by a lien on all of the assets of MS-PLC. Interest on outstanding amounts accrues at 2% above GBP LIBOR. Pursuant to such credit facility, MS-PLC had covenanted to undertake a public offering of its ordinary shares in an amount not less than £25,000,000 not later than March 2002. MS-PLC did not complete such an offering and the facility nevertheless remains in place. The loan is convertible into ordinary shares in MS-PLC on announcement of an Offer to Subscribe, Placing or other public offering of its ordinary shares, at the same price per share as the offering price. Due to the private offering being undertaken by MS-PLC, the loan is currently convertible. In addition ASIA IT Capital Investments Limited acquired approximately 7,080,000 MS-PLC shares from the 15 million shares issued to Nightingale Technologies as part of the Insights. On December 23, 2002, the Company entered into a share swap with General Nominees and Asia IT Nominees whereby the Company issued 1,866,666 shares to General Nominees (1,674,894 shares) and Asia IT Nominees (191,772 shares) in return for 7,000,000 MS-PLC shares held by General Nominees (6,280,852 shares) and Asia IT Nominees (719,148 shares) respectively.

In addition, a director of Asia IT is a brother of Tim Paterson-Brown who was appointed to the Board on December 8, 2003 and to the Board of MS-PLC on September 5, 2003. In addition to the loan facilities made available by Asia IT to the Company and MS-PLC, Asia IT received commissions on shares issued under private placements in both Fiscal 2004 and Fiscal 2003.

During Fiscal 2004 the Company raised $23,310,000, net of commissions and expenses, in a private placement of restricted stock at $3.00 per share. Asia IT received commissions of $2,410,000, which was partly settled by issuing 420,000 shares of Company stock valued at $3.00 per share.

During Fiscal 2003 Asia IT underwrote a $10,000,000 private placement for the Company, which generated funds of $9,063,000 after deducting Asia IT’s commission of $937,000 (partly settled by issuing 211,000 shares of Company stock valued at $3.00 per share). For MS-PLC Asia IT underwrote a £2,725,000 ($4,670,000) private placement, which generated funds of £2,453,000 ($4,222,000) after deducting Asia IT’s commission of £272,000 ($448,000).

The Company’s corporate offices at 46 Berkeley Square are leased to International Cellulose Company Limited (ICCL), a company registered in England and Wales. STG Holdings PLC, the majority stockholder of Medicsight, acquired 100% of the issued share capital of International Cellulose Company Limited in November 2001. Up until June 30, 2003 rent on 46 Berkeley Square was managed by Berkeley Square Ventures Limited (BSV), a property management company incorporated in England and Wales. Subsequent to June 30, 2003 rent was paid direct to ICCL. The rent payable is based on the amount of space each company occupies. There are no formal leases between the tenants and ICCL. The Company paid rent of $1,101,000 in Fiscal 2004, $909,000 in Fiscal 2003 and $399,000 in Fiscal 2002.

16.   Legal Proceedings

The Company is involved with various legal actions and claims arising in the ordinary course of business. Management believes that the outcome of any such litigation and claims will not have a material effect on the Company’s financial position or results of operations.

17.   Subsequent events

On February 18, 2005 the Company completed a sale of 504,000 shares of its common stock at $4.00 per share as part of a private placement pursuant to an exemption from registration under Regulation S promulgated under the Securities Act of 1933. This raised $1,814,400 (net of commissions and expenses), which has been used to fund ongoing operations and the acquisition of property and equipment.

18.   Quarterly Financial Data (un-audited)

The tables below summarize the Company’s un-audited quarterly operating results for Fiscal 2004 and 2003.

THREE MONTHS ENDED

(thousands except per share data)

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenues	$152	$136	$111	$139
Net loss	$(3,531)	$(3,203)	$(3,495)	$(4,801)
Basic and diluted
loss per share	$(0.13)	$(0.10)	$(0.10)	$(0.16)

THREE MONTHS ENDED

(thousands except per share data)

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Revenues	$9	$44	$88	$135
Net loss	$(2,678)	$(2,446)	$(2,015)	$(2,957)
Basic and diluted
loss per share	$(0.13)	$(0.12)	$(0.08)	$(0.12)