Form 10-Q
period 2005-03-31
MEDICSIGHT INC
filed 2005-05-12
CIK 1001601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 9, 2005: 33,571,125 shares of Common Stock, par value $0.001 per share.

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

PART 1

FINANCIAL INFORMATION

Item 1.           Financial Statements

Medicsight, Inc. and its subsidiaries are collectively referred to in this Report as the “Company”.  For purposes of the discussion contained herein, all financial information is reported on a consolidated basis. The financial statements for the Company’s fiscal quarter ended March 31, 2005 are attached to this Report, commencing at page F-1.

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

During the three months ended March 31, 2005 the Company issued approximately 504,000 shares of restricted stock raising $1,813,000 (net of commissions paid to Asia IT, a related party) as part of a private placement.

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

MS-PLC.  Our majority-owned subsidiary, MS-PLC, is currently developing automatic detection and analytical tools for clinicians to improve their ability to diagnose and treat diseases. At March 31, 2005, the Company owned 70,677,300 ordinary shares in MS-PLC, constituting 81.8% of the outstanding shares.

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

MIL. MIL, a wholly owned subsidiary of MS-PLC, was established to co-ordinate operations outside the United States of America and Europe and is based in Geneva, Switzerland. It has established further offices in China and Japan.

MAM.  MAM is also a wholly owned subsidiary of MS-PLC that was established in September 2002 for the purpose of acquiring fixed assets on behalf of the operating entities in the group. As Lifesyne’s strategy changed MAM’s business was limited so all assets were transferred to MS-PLC or Lifesyne at market value on December 31, 2004. We are currently in the process of selling the assets not deployed by MS-PLC or Lifesyne. MAM will cease operations in the next few months once all assets are disposed of.

Medicsight is a medical imaging software company. The Company’s core technology is focused on developing automatic detection and analytical tools for clinicians to improve their ability to diagnose and treat diseases. For the last four years the Company has been working on developing algorithms in this area through a team of over 30 scientists and software developers.

Medicsight has focused so far on 3 therapeutic areas - three leading causes of premature death, lung cancer, coronary heart disease and colorectal cancer. Between them these diseases are responsible for over 8.5 million premature deaths globally. There’s increasing evidence in all three areas that early detection leads to an improved life expectancy and this fact has been a core focus of our product development. However, our technology is applicable to many other diseases and we are already starting to plan for such potential expansion in the application of our products.

The Company has to date primarily focused on multi slice computed tomography (“CT”) scan analysis. In the world today there are over 120 million scans done a year. Over a third of these are conducted in the U.S and, of that number, around seven million scans are lung scans and approximately one million are heart scans. These are nearly all diagnostic scans – that is, scans on patients with symptoms. When screening of asymptomatic patients begins (scans of patients without specific symptoms), these figures are expected to increase dramatically. The Company’s technology is equally applicable to magnetic resonance imaging (“MRI”) and Medicsight has begun research into brain diseases with a leading global institution.

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

•                                          Working with third parties to develop the necessary distribution channels

•                                          Developing a strategic presence in Asia

•                                          Making selective acquisitions/partnerships that broaden

•                                          Product range/rate of product development

•                                          Geographic scope

•                                          The skills base

What differentiates the Company

We are 100% focused in our field and in delivering our vision, which is to take CAD software beyond detection to diagnosis and patient management. This is a clearly differentiating position from the competition who, we believe, are more focused on detection only. To make this claim, the Company needs to be able to combine:

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

The third area, after science and medical expertise, is data; data is crucial to the training and testing of our products; the more data you have the better your product performance and we have, we believe access to the world’s largest lung and colon scan databases; however, it’s not just quantity of data that counts, our databases include the proven outcomes (cancers) and patient management histories so analyzing these will allow us to go beyond basic nodule or polyp detection. As the databases grow and our access to them increases, it will enable the Company to continue to stay ahead of the field in the area of data acquisition and thus improve the development of the Company’s software products – a clearly sustainable point of differentiation.

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

In October 2004, MS-PLC received clearance from the U.S. Food and Drug Administration (“FDA”) for its Colon CARTM product, an image analysis software tool that is used with CT colonography (“virtual colonoscopy”) to assist radiologists in searching for and measuring potential colorectal polyps. Virtual colonoscopy uses a CT scanner to generate both two-dimensional and three-dimensional views of inside of the colon so is non-invasive, as opposed to the traditional colonoscopy, in which a viewing instrument is physically inserted into the bowel. Colon cancers most often start when malignant cells form within polyps attached to the inner surface of the large bowel. Detection and removal of these polyps can prevent them from becoming cancerous.

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

In July 2004, MS-PLC received clearance from the FDA and Conformité Europeène (“CE”) certification for its Lung CARTM product; an image analysis software tool that assists radiologists in evaluating lesions or nodules found during CT scans of the lung. MS-PLC’s Lung CARTM is the first “joint-read” software available for CT lung scans.

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

In April 2005 the Company signed a Letter of Intent with a major Japanese distributor to integrate MS-PLC’s Colon CAR™ software product into the workstations of its Japan distribution partner.

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

Significant business development has already taken place that has lead to an announcement regarding a Colon CAR™ distribution deal in Japan and plans to finalize agreements for distribution of its Lung CAR™ software product in Japan in the fourth quarter of 2005.

The Company sees Japan and China, in particular, as strategically important and the Company believes that the significant business development to date should lead to further announcements in these areas this year.

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

Medicsight has stated as part of its corporate objectives that it will expand its operations via acquisition to fill in gaps in technology or product. During 2005 we aim to put this into practice; a number of interesting targets have been identified already that will enhance our abilities to offer innovative, integrated clinical solutions to our partners. We believe we are in an excellent position to develop differences between the competition and ourselves in this way. MS-PLC is also reviewing other potential distribution channels including a web-based browser.

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

Competitive Risks. There are a number of groups and organizations, such as software companies in the medical imaging field, scanner manufacturers, screening companies and other healthcare providers that may develop a competitive offering to the MedicsightTM system.  In addition these competitors may have significantly greater resources than the Company. We cannot make any assurance that they will not attempt to develop such offerings, that they will not be successful in developing such offerings or that any offerings they do develop will not have a competitive edge over the MedicsightTM system.

Financial Risk. These consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant operating losses since inception. As a result, the Company has generated negative cash flows from operations, and has an accumulated deficit at March 31, 2005 and there is uncertainty with respect to the availability and the utilization of its credit facility with Asia IT Capital Investments Limited (a related party) – see Note 3. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities and borrowed funds. The Company is currently seeking additional funding and is actively developing the technology in order to bring it to market.

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

RESULTS OF OPERATIONS

Revenues. For the quarters ended March 31, 2005 and March 31, 2004, the Company’s gross revenues from operations were $151,000 and $152,000, respectively. The Company’s revenues are derived from the Company’s Lifesyne™ scanning operations.

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses for the quarter ended March 31, 2005, were $2,620,000 as compared to $3,151,000 for the quarter ended March 31, 2004.

The primary components of the decreased selling, general and administrative expenses for quarter ended March 31, 2005 were decreases in professional fees, regulatory costs, software license fees and travel costs. This was offset slightly by increases in staff and public relation costs as the Company initiated its various marketing strategies.

Professional fees, including consulting services, were $339,000 for the quarter ended March 31, 2005 as compared to $437,000 for the quarter ended March 31, 2004. In the quarter ended March 31, 2005 salaries and directors’ compensation was $1,486,000, service charges and rates for property leasing were $124,000, and rent was $268,000. In the quarter ended March 31, 2004, salaries and directors’ compensation was $1,363,000, service charges and rates for property leasing was $78,000, and rent was $271,000.

Research and Development Cost. The Company’s research and development cost for the quarter ended March 31, 2005, was $639,000 as compared to $669,000 for the quarter ended March 31, 2004 respectively. The Company’s research and development costs are comprised of staff and consultancy costs expensed on the Medicsight™ system.

Net Loss and Net Loss per Share.  Net loss was $3,094,000 for the quarter ended March 31, 2005 compared to a net loss of $3,534,000 for the quarter ended March 31, 2004.  Net loss per share for the quarter ended March 31, 2005 was $0.09, based on weighted average shares outstanding of 33,302,325, compared to a net loss per share of $0.13 for the quarter ended March 31, 2004, based on weighted average shares outstanding of 26,461,309.

The decrease in net losses for the quarter to March 31, 2005 as compared to the quarter to March 31, 2004 are due to decreases in selling, general and administrative expenses and research and development costs.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Information as at March 31:

	($000’s)
	March 31, 2005	December 31, 2004

Cash and Cash Equivalents	4,569	5,276

Current Assets	5,448	6,515

Current Liabilities	(2,906)	(2,353)

Working Capital Surplus	2,542	4,162

Ratio of Current Assets to Current Liabilities	1.87	2.77

Net Increase in Cash and Cash Equivalents. During the quarter ended March 31, 2005, the Company’s cash and cash equivalents decreased by $707,000. This decrease was primarily the result of cash flows received from shares issued by the Company being exceeded by the net cash used in operating and investing activities. The Company used net cash of $2,314,000 in operations. The Company received net cash of $1,781,000 in financing activities and used $20,000 in investing activities.

Net Cash Used in Operations. The use of cash in operations of  $2,314,000 in the quarter ended March 31, 2005, was attributable to the Company’s relatively minimal revenues at the same time that the Company incurred significant operating and software research and development costs. These significant costs included professional fees, salaries and director compensation, marketing, regulatory costs and property service charges and rent. The Company used cash in operations in the quarter ended March 31, 2004 of  $4,165,000.

Net Cash Used in Investing Activities. In the quarter ended March 31, 2005, the Company had a net cash outflow from investing activities of $20,000. The Company used these funds to purchase additional fixed assets. In the quarter ended March 31, 2004 the Company had a net cash outflow from investing activities of $45,000. The Company used the funds to purchase additional fixed assets.

Net Cash Provided by Financing Activities. In the quarter ended March 31, 2005, the Company had a net cash inflow from financing activities of $1,781,000. The funds received in the quarter ended March 31, 2005, consisted of $1,813,000 from the Company’s private offerings. For the quarter ended March 31, 2004, the Company had a net cash inflow from financing activities of $13,190,000. The funds received consisted of $13,907,000 received from the private offering of the Company’s stock, which were partly used to reduce the bank overdraft ($196,000) and to repay the short term debt – related party by $503,000.

Stockholders’ Equity. The Company’s stockholders’ equity at March 31, 2005 was $16,881,000, including an accumulated deficit of $(181,592,000), as compared to $18,465,000 at December 31, 2004, including an accumulated deficit of $(178,498,000). Additional paid-in capital was $198,465,000 and $196,652,000, at March 31, 2005 and December 31, 2004 respectively. The increase in stockholders’ equity was a result of an increase in additional paid-in capital of $1,813,000 resulting from the placement of the Company’s stock offset by an increase in accumulated deficit of $3,094,000.

Additional Capital. The Company will require additional capital during its fiscal years ending December 31, 2005 and 2006 to implement its business strategies, including cash for payment of increased operating expenses such as salaries for additional employees. Such additional capital may be raised through additional public or private equity offerings, as well as borrowings and other resources. Currently, the Company has two available lines of credit.

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

On November 20, 2001, Asia IT entered into a £10,000,000 ($18,000,000) credit facility with MS-PLC.  Such facility matures on December 31, 2006 and is secured by a lien on all assets of MS-PLC.  Interest on outstanding amounts accrues at 2% above GBP LIBOR. The loan is convertible into ordinary shares in MS-PLC on announcement of an Offer to Subscribe, Placing or other public offering of its ordinary shares, at the same price per share as the offering price.

At March 31, 2005, the Company had not drawn down any funds under the $20,000,000 facility with Asia IT, and MS-PLC had not drawn down any funds under its £10,000,000 ($18,000,000) facility with Asia IT.

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

Under this standard, goodwill is tested for impairment on an annual basis or wherever indicators of impairment arise.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), Share-Based Payment (Statement 123(R)), which replaces Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123 (R) requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and recognize the cost in the financial statements. The pro forma disclosures previously permitted under Statement 123 will no longer be an alternative to financial statement recognition. This statement applies to all awards granted after the date of adoption and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying Statement 123(R), if any, will be recognized as of the date of adoption.

In April 2005, the SEC delayed the effective date of SFAS 123(R) to fiscal years beginning after June 15, 2005. As a result SFAS 123(R) will be effective for the Company beginning in the first quarter of 2006. The Company has not completed its evaluation of the impact that adopting SFAS 123(R) will have on its financial statements.

Contractual Obligations

The Company has the following contractual obligations:

		Payments Due By Period
Contractual Obligations ($000’s)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital Lease Obligations	$298	$277	$21	$—	$—
Operating Lease Obligations	1,627	507	1,013	107	—
Total	$1,925	$784	$1,034	$107	$—

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s exposure to market risk associated with changes in interest rates relates to its debt obligations. The Company has the following debt facilities, which are all repayable on demand:

Debt Holder	Facility	Draw Down		Interest rate	At March 31

Asia IT Capital Investments Ltd	$20,000,000	$	nil	US Libor + 2%	5.84%

Asia IT Capital Investments Ltd	$18,000,000	$	nil	GBP Libor + 2%	7.12%

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

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s  “disclosure controls and procedures” as of March 31, 2005. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation during the quarter ended March 31, 2005 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.           Legal Proceedings

There are currently no pending legal proceedings.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Between January 1, 2005 and March 31, 2005 the Company issued 504,000 shares of common stock at $4.00 per share to a number of institutional investors and private individuals as part of a private placement raising approximately $1,813,000 net of commissions payable to Asia IT, a related party. The shares of common stock were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933.

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

None

MEDICSIGHT, INC. AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2005

Condensed Consolidated Balance Sheets as of March 31, 2005 (Unaudited) and December 31, 2004	F-2

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2005 (Unaudited) and the Three Months Ended March 31, 2004 (Unaudited)	F-3

Condensed Consolidated Statement of Cash Flows for the Three months Ended March 31, 2005 (Unaudited) and the Three months Ended March 31, 2004 (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements	F-5 to F-8

MEDICSIGHT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In $ thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,569	$5,276
Accounts receivable	25	26
Other receivables	82	28
Prepaid expenses	642	498
Sales tax receivable	130	687
Total current assets	5,448	6,515

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation of $3,354 and $3,227, respectively	1,917	2,066

INVESTMENTS, at cost	359	359

SECURITY DEPOSITS	884	901

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED	11,200	11,200

Total assets	$19,808	$21,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,891	$1,193
Accrued expenses	738	1,053
Current portion of obligations under capital leases	277	107
Total current liabilities	2,906	2,353
CAPITAL LEASE	21	223
Total liabilities	$2,927	$2,576

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 40,000,000 shares authorized, 33,571,125 and 33,067,125 shares issued and outstanding, respectively	34	33
Additional paid-in capital	198,465	196,652
Cumulative foreign currency translation adjustment	(26)	278
Accumulated deficit	(181,592)	(178,498)
TOTAL STOCKHOLDERS’ EQUITY	16,881	18,465

Total liabilities and stockholders’ equity	$19,808	$21,041

The accompanying notes are an integral part of these condensed statements.

MEDICSIGHT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In $ thousands, except per share amounts)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
	(unaudited)	(unaudited)

REVENUES	$151	$152

EXPENSES:
Selling, general and administrative charges	2,620	3,151
Research and development cost	639	669

	3,259	3,820

Operating loss	(3,108)	(3,668)

OTHER INCOME
Interest and other income	14	—

Net Loss before minority interest	(3,094)	(3,668)

MINORITY INTEREST	—	134

Net loss	$(3,094)	$(3,534)

PER SHARE DATA:
Basic and diluted loss per share	$(0.09)	$(0.13)

Weighted average number of common shares outstanding	33,302,325	26,461,309

The accompanying notes are an integral part of these condensed statements.

MEDICSIGHT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In $ thousands)

	Three months Ended March 31, 2005	Three months Ended March 31, 2004
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,094)	$(3,534)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	127	191
Minority interest in net loss of subsidiary	—	(134)
(Increase)/decrease in assets
Accounts receivable	1	(4)
Prepaid expenses and other current assets	(144)	(56)
Sales tax receivable	503	132
Increase/(decrease) in liabilities
Accounts payable	650	(521)
Accrued expenses	100	(246)
Accrued professional expenses	(457)	7
Net cash used in operating activities	(2,314)	(4,165)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(20)	(45)
Net cash used in investing activities	(20)	(45)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(32)	(18)
Decrease of bank overdraft	—	(196)
Proceeds from sale of common stock	1,813	13,907
(Decrease)/increase in short term debt - related party	—	(503)
Net cash provided by financing activities	1,781	13,190

Effects of exchange rates on cash and cash equivalent	(154)	(9)

NET CHANGE IN CASH & CASH EQUIVALENTS	(707)	8,971

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	5,276	845

CASH & CASH EQUIVALENTS, END OF PERIOD	$4,569	$9,816

SUPPLEMENTAL DISCLOSURES OF CASH PAID
Interest	2	24
Income taxes	—	—

NON CASH FINANCING ACTIVITIES
Capital lease obligations for equipment	—	—

The accompanying notes are an integral part of these condensed statements.

MEDICSIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)                               Formation and Business of the Company

Medicsight, Inc. (formerly HTTP Technology, Inc.) and its subsidiaries are collectively referred to in this Report as the “Company”.  Our business objective is to conceive, develop and commercialize the MedicsightTM system (our state-of-the-art digital disease detection software system comprising MedicColonTM, MedicHeartTM, and MedicLungTM) through our majority-owned subsidiary, Medicsight PLC (“MS-PLC”).

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

(2)                               Basis of Presentation and liquidity

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the Fiscal years ended December 31, 2004. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented. All significant inter-company transactions have been eliminated in consolidation.

The results of operations presented for the quarter ended March 31, 2005, are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

These consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant operating losses since inception. As a result, the Company has generated negative cash flows from operations, and has an accumulated deficit at March 31, 2005 and there is uncertainty with respect to the availability and the utilization of its credit facility with Asia IT Capital Investments Limited (a related party) – see Note 3. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities and borrowed funds. The Company is currently seeking additional funding and is actively developing the technology in order to bring it to market. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance, however, that management’s efforts will be successful or that the products the Company develops and markets will be accepted by consumers. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty.

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

On November 20, 2001, MS-PLC entered into a £10,000,000 ($18,000,000) credit facility with Asia IT.  Such facility matures on December 31, 2006 and is secured by a lien on all assets of MS-PLC.  Interest on outstanding amounts accrues at 2% above GBP LIBOR.  The loan is convertible into ordinary shares in MS-PLC on announcement of an Offer to Subscribe, Placing or other public offering of its ordinary shares, at the same price per share as the offering price.

At March 31, 2005, the Company had not drawn down any funds under the $20,000,000 facility with Asia IT, and MS-PLC had not drawn down any funds under its £10,000,000 ($18,000,000) facility with Asia IT.

(4)                               Stockholders’ Equity

During the three months ended March 31, 2005 the Company issued approximately 504,000 shares of restricted stock raising $1,813,000 (net of commissions paid to Asia IT, a related party) as part of a private placement.

(5)                               Accounting for Stock Based Compensation

On March 20, 2003, the Board of Directors of MS-PLC approved a stock option plan for its employees and reserved 4,000,000 shares of its common stock for issuance upon exercise of options granted under this plan. On April 19, 2003, the Remuneration Committee of MS-PLC also approved the stock option plan and implemented it on April 30, 2003 by issuing options over 2,828,600 shares to employees of MS-PLC. At March 31, 2005, 50% of the options issued were exercisable under the plan.

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

	Three months Ended March 31, 2005	Three months Ended March 31, 2004
	(unaudited) $’000	(unaudited) $’000
Net loss as reported:	(3,094)	(3,534)

Fair value method of stock based compensation	(20)	(22)

Proforma net loss	(3,114)	(3,556)

Reported earnings per common share
Basic and diluted	(0.09)	(0.13)
Proforma earnings per common share
Basic and diluted	(0.09)	(0.13)

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

(7)                               Security Deposits

As MS-PLC occupies approximately 95% of 46 Berkeley Square it acquired the security deposit on the offices for cash from International Cellulose Company Ltd in February 2003. The value of the security deposit is £470,000 ($884,000) and is interest-bearing.

(8)                               Lease Commitments

The Company has entered into property leases for the Westminster and Ravenscourt centers. Future minimum obligations under these lease arrangements are as follows:

For the 12 months ending March 31,	Property Leases
($’000)
2006	507
2007	506
2008	507
2009	22
2010 and thereafter	85

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

(9)                               Comprehensive Income

As at March 31, 2005 and the quarter then ended, comprehensive income is comprised of a net loss from operations and the net effect of foreign currency translation adjustments. This comprised a net loss of $3,094,000 and $3,534,000 and foreign currency translation adjustments of $304,000 and ($168,000), resulting in comprehensive loss of  $3,398,000 and $3,366,000, respectively.

(10)                        Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), Share-Based Payment (Statement 123(R)), which replaces Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123 (R) requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and recognize the cost in the financial statements. The pro forma disclosures previously permitted under Statement 123 will no longer be an alternative to financial statement recognition. This statement applies to all awards granted after the date of adoption and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying Statement 123(R), if any, will be recognized as of the date of adoption.

In April 2005, the SEC delayed the effective date of  SFAS 123(R) to fiscal years beginning after June 15, 2005. As a result SFAS 123(R) will be effective for the Company beginning in the first quarter of 2006. The Company has not completed its evaluation of the impact that adopting SFAS 123(R) will have on its financial statements.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICSIGHT, INC.

	By:	/s/ Tim Paterson-Brown
Tim Paterson-Brown
Chief Executive Officer

	By:	/s/ Paul Gothard
Paul Gothard
Chief Financial Officer

May 11, 2005