Form 10-Q
period 2005-06-30
MEDICSIGHT INC
filed 2005-08-11
CIK 1001601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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
Yes ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 10, 2005: 34,240,381 shares of Common Stock, par value $0.001 per share.

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

PART 1

FINANCIAL INFORMATION

Item 1.        Financial Statements

Medicsight, Inc. and its subsidiaries are collectively referred to in this Report as the “Company”.  For purposes of the discussion contained herein, all financial information is reported on a consolidated basis. The financial statements for the Company’s fiscal quarter ended June 30, 2005 are attached to this Report, commencing at page F-1.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

BACKGROUND

Medicsight, Inc. is a software development business, focusing on the medical imaging market. Its core technology focuses on the development of automatic detection and analytical tools for clinicians to improve their ability to diagnose and treat diseases through early detection.

Originally incorporated as a Utah corporation in 1977. On December 19, 2000, Medicsight, Inc. entered into an Agreement and Plan of Merger with its wholly owned subsidiary HTTP Technology, Inc., a Delaware corporation, and thereby effected a re-incorporation of the Company from Utah to Delaware. All references in this Quarterly Report to  “the Company”, “we” or “us” are to Medicsight, Inc., the Delaware corporation and subsidiaries, if the referenced event occurred on or after December 19, 2000 or to HTTP Technology, Inc., the Utah corporation and subsidiaries, if the referenced event occurred prior to December 19, 2000. On January 27, 2004 the Company increased its authorized share capital from 25,000,000 shares to 40,000,000 shares.

During the six months ended June 30, 2005 the Company issued approximately 754,000 shares of restricted stock raising $2,714,000 (net of commissions paid to Asia IT, a related party) as part of a private placement.

The Company maintains its corporate offices at 46 Berkeley Square, London, W1J 5AT, United Kingdom, telephone +44-20-7598-4070, facsimile: +44-20-7598-4071, Internet address: http://www.medicsight.com/.

BUSINESS STRATEGY

Developers of enterprise computer aided detection (“CAD”) software technology for medical diagnostic applications applicable across differing business models. There are five principal operating subsidiaries: Medicsight PLC (“MS-PLC”), Lifesyne UK Limited (“Lifesyne UK”), Medicsight USA, Inc (“MS-US”) (previously Lifesyne US) Medicsight International Limited (“MIL”) and Medicsight Asset Management Limited (“MAM”).

MS-PLC.  The majority-owned subsidiary, MS-PLC, is currently developing CAD software that allows clinicians to better interpret medical images acquired through a radiological device. This in turn helps them detect earlier some of the world’s most common causes of premature death. At June 30, 2005, the Company owned 70,677,300 ordinary shares in MS-PLC, constituting 81.8% of the outstanding shares.

Lifesyne UK.  Lifesyne is a wholly owned subsidiary of MS-PLC that was established in September 2002. Lifesyne operates a scanning center in Westminster, London in the United Kingdom. In addition to providing scanning services, Lifesyne focuses on the rapid acquisition of patient CT scan data necessary to train and validate the Medicsight CAD software.

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

MAM.  MAM is also a wholly owned subsidiary of MS-PLC that was established in September 2002 for the purpose of acquiring fixed assets on behalf of the operating entities in the group. As Lifesyne’s strategy changed MAM’s business was limited so all assets were transferred to MS-PLC or Lifesyne at market value on December 31, 2004. MAM has ceased trading now that all of its assets have been disposed of.

Medicsight is a medical imaging software company. The Company’s core technology is focused on the development of CAD software for clinicians to improve their ability to diagnose and treat diseases. For the last four years the Company has been working on developing algorithms in this area through a team of over 30 scientists and software developers.

Medicsight has focused so far on 3 therapeutic areas – three of the leading causes of premature death, coronary heart disease, lung cancer and colorectal cancer. Between them these diseases are responsible for over 8.5 million premature deaths globally. There’s increasing evidence in all three areas that early detection leads to an improved life expectancy and this fact has been a core focus of our product development. However, our technology is scalable to many other disease areas. Plans are already underway to research this potential.

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

Mission Statement

The Company aims to be a leading developer of CAD software in the medical imaging market.  It will be successful in selling high-quality and innovative products to this market by:

•              Continued investment in the scientists that are developing the software products.

•              Continued investment in creating a global network of third party distribution partners.

•              Continued investment in the development of a network of the worlds leading experts within each relevant disease area.

•              Continued investment in building the worlds largest verified CT scan databases.

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

•              Working with third parties to develop the necessary distribution channels

•              Developing a strategic presence in Asia

•              Making selective acquisitions/partnerships that broaden

•              Product range/rate of product development

•              Geographic scope

•              The skills base

What differentiates the Company

We differentiate ourselves from the competition by delivering to the market innovative and market leading products that are clinically developed and supported by the world’s leading scientists and physicians. We are able to accomplish this by focusing on the following:

•              Commercial agreements with key distribution partners that allow the efficient and cost effective delivery of our products to the market

•              Relationships with the leading scientists and physicians in the world

•              Access to the largest and highest quality of patient and scan databases

How does this evidence itself?

Over the past year we have signed definitive agreements with Vital Images, the exclusive provider of 3-D workstations for Toshiba Medical and TeraRecon to distribute out products.  We believe that these partners will allow our company to sell our products in an efficient and cost effective manner to a vast majority of the imaging market.

In each of our core product areas (heart, lung and colon) we have attracted leading medical experts in radiology, including Drs Henschke and Yankelvitz from Cornell, the leading world opinions in lung cancer screening. In addition Dr Pickhardt who conducted the ground breaking colon study published in New England Medical Journal in December 2003 has agreed to participate. Doctors of this caliber are integral to our product strategy and our data collection strategy.

The third area, after science and medical expertise, is data which is crucial to the training and testing of our products The more data available the better opportunity of significantly improving product performance and we have, we believe access to the world’s largest lung and colon scan databases. However, it’s not just quantity of data that is important. Our databases include patient management histories and the observed outcomes that can then be correlated with the original CT scan findings. Thus these databases that include outcome data, will allow us to go beyond basic nodule or polyp detection to diagnostic and therapeutic prediction. As the databases grow and our access to them increases, it will enable the Company to continue to stay ahead of the field in the area of data acquisition and analysis and thus improve the reliability of image prediction which is at the core of the Company’s software products. We believe that this is an important area of differentiation from our competition.

Product Portfolio

Our products currently target three therapeutic areas: colon, lung and heart.

The software products are called:

Medicsight Colon CAD

Medicsight Lung CAD

Medicsight Heartscreen

Medicsight introduced a number of innovations to the market in 2004:

•              The first approved “joint read” detection products

•              The first colon neoplasm detection product

•              The first adjustable filter system to allow radiologists to adjust their diagnostic prediction settings to suite their requirements

Medicsight is the first company to use the term, Computer Assisted Reader™ or CAR™, a term gaining much industry usage. CAR signifies “joint-read” software that assists radiologists in detecting and evaluating lesions or nodules found during CT scans of the lung or colon. Unlike current “second-read” software, in which software is employed after radiologists have completed their reviews, joint-read software enables the radiologist to review “unfiltered” images side-by-side and simultaneously with software-enhanced regions of interest. For a radiologist reviewing up to 600 images from a single CT scan, the “joint-read” capability saves time, increases efficiency while decreasing the risks of failing to identify a nodule of importance and ultimately aids in the evaluation of nodules.

There is increasing evidence in all three areas that early disease (cancer) detection leads to an improved life expectancy and this has been a core focus of our product development. However, our technology is also applicable to many other diseases and we are already starting to plan for these developments.

In terms of clinical practice and therefore market segmentation, the products can be split between diagnostic treatment and screening;

Diagnostic; incidental “disease detection” and “disease tracking”. These products have been designed to be used in for symptomatic patients but to detect other diseases incidental to those for which the investigation was originally requested. Subsequently, these incidentally identified lesions may be tracked so that their progress may be monitored by measurement. The primary applications in this area are Lung nodule tracking and Heart calcium scoring. However, the Company believes there will be a growing requirement for colorectal as a consequence of the increased usage of CT colonography.

“Screening” products; population screening of asymptomatic patients. There is much evidence to demonstrate that the early detection of colon, lung and heart diseases leads to an improved life expectancy.  CAD CT will provide a cost effective solution to identify such diseases sufficiently early to alter the economics (costs per life year saved) of population screening programs.

In October 2004, MS-PLC received approval from the U.S. Food and Drug Administration (“FDA”) for its Colon CAD product, an image analysis software tool that is used with CT colonography (“virtual colonoscopy”) to assist radiologists to search for and measure colorectal polyps. Virtual colonoscopy uses a CT scanner to generate both two-dimensional and three-dimensional views of inside of the colon in a non-invasive fashion. By contrast, traditional colonoscopy, in which a viewing instrument is physically inserted into the bowel is an invasive procedure with a well recognized morbidity and complication rate. Colorectal cancers most often start when malignant cells form within pre-existing benign polyps that are part of the inner surface of the large bowel. Detection and removal of these preexisting polyps can prevent them from developing into invasive tumors.

Medicsight Colon CAD works by using MS-PLC’s CAR technology to deploy a series of filters against image data derived from CT colonographies. These filters highlight spherical areas of the image as small as 5 mm (the size of a small pea), which could be potential polyps. The radiologist is also able to manually highlight any other irregularities for closer inspection.  Once suspect polyps are found, the software can precisely identify their boundaries and features and show them in 3D with a volume measurement, diameter, shape and location. This allows the radiologist to accurately review and track any growth in the polyps with a repeated CT scan.

In July 2004, MS-PLC received approval from the FDA and Conformité Europeène (“CE”) certification for its Lung CAD product; an image analysis software tool that assists radiologists to evaluate lesions or nodules found during CT scans of the lung. MS-PLC’s Lung CAD is the first “joint-read” software available for CT lung scans.

Lung CAD works by deploying a series of filters against the image data derived from CT scans. The software has a number of automatic and manual measurement tools to aid diagnosis, including 3D volume measurement and the ability to review follow up scans and tumor doubling times.

The Company’s heart product, Heartscreen received FDA approval in November 2003. Heartscreen is a software application for annotating MSCT scans of the heart used by radiologists to identify coronary artery calcium (“CAC”). The reason we consider that this software product is superior to others in its category because of its extensive segmentation capabilities, which enable the radiologist to accurately extract the CAC boundary and therefore accurately measure it. This means that the radiologist can accurately track CAC increase or regression.

Business Development

In the last year, contracts have been signed with both Vital Images (for Colon CAD) and TeraRecon (for Lung CAD and Colon CAD). These agreements are the first of their kind for the Company and represent a major step forward in the Company’s plans to commercialize its advanced imaging technology on a worldwide basis. The intent is to incorporate MS-PLC’s software into the companies’ existing product offerings.

Vital Images has now successfully integrated MS-PLC’s Colon CAD software into its CT colon product InnerviewGI™. Its commercial launch is intended to be at the Boston VC conference in Boston during October 2005.

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

Expanding distribution

Medicsight aims to build on the progress made in 2004 by announcing new distribution partnerships in 2005 that will both expand the geographic scope and depth of our market penetration. The Company’s aim is for an additional three to five partners to be signed up during 2005, in its strategic territories (USA, Europe, China and Japan).

Significant business development has already taken place that has lead to an announcement regarding a Colon CAD distribution arrangement in Japan and plans to finalize agreements for distribution of our Lung CAD software product in Japan in the fourth quarter of 2005.

The Company sees Japan and China, in particular, as strategically important and the Company believes that the significant business development to date should lead to further announcements in these areas this year.

Expanding product range and range of technologies

Whilst there is a significant ongoing investment in internal new product development programmes, the company is always seeking to build on its leading position. The market for advanced software applications is still embryonic, its ultimate structure remains to be defined; we aim to be one of the leaders and drivers of these changes and ultimately one of the consolidators in the sector.

Medicsight has stated as part of its corporate objectives that it will expand its operations via acquisition to fill gaps in technology or product. During 2005 we aim to put this general principal into practice. A number of interesting targets have been identified already that will enhance our ability to offer innovative, integrated clinical solutions to our partners. We believe that, in this way we are in an excellent position to develop differences between the competition and ourselves in this way. MS-PLC is also reviewing other potential distribution channels including a web-based browser.

International Advisory Boards

As the Company’s strategy has evolved, particularly, after the decision to concentrate our efforts on software development and international product distribution, we have acted to align our medical advisory mechanisms to the new circumstances.  The Company has therefore set up three International Advisory Boards (“IAB”).  The IABs have recruited and will continue to recruit individuals with the relevant expertise to become members and encourage the involvement of the radiologists undertaking beta testing of our products, providing data for software development and participating in our scientific program.

Some members of the original Medical Board have accepted appointments to the new IABs. New members will include persons with relevant expertise from the United States, Germany, France, Italy, China and Japan.  The IABs are co-chaired by Dr. John Costello (MS-PLC’s medical director), who reports back to the MS-PLC Board; however, much of the scientific advice and leadership will be provided through a co-chairman, chosen from the IAB members.

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

Financial Risk. These consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant operating losses since inception. As a result, the Company has generated negative cash flows from operations, and has an accumulated deficit at June 30, 2005 and there is uncertainty with respect to the availability and the utilization of its credit facility with Asia IT Capital Investments Limited (a related party) – see Note 3. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities and borrowed funds. The Company is currently seeking additional funding and is actively developing the technology in order to bring it to market.

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

RESULTS OF OPERATIONS

Revenues. For the six months ended June 30, 2005 and June 30, 2004, the Company’s gross revenues from operations were $282,000 and $288,000, respectively. For the quarters ended June 30, 2005 and June 30, 2004, the Company’s gross revenues from operations were $131,000 and $136,000, respectively. The Company’s revenues are derived from the Company’s Lifesyne™ scanning operations.

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses for the six months and quarter ended June 30, 2005, were $5,512,000 and $2,892,000 respectively as compared to $6,110,000 and $2,959,000 for the six months and quarter ended June 30, 2004 respectively.

The primary components of the decreased selling, general and administrative expenses for the six months ended June 30, 2005 were decreases in professional fees, regulatory costs, software license fees and travel costs. This was offset slightly by increases in staff and public relation costs as the Company initiated its various marketing strategies.

Significant elements of SG&A costs

	($000’s)
	Six months	Quarter	Six months	Quarter
	ended	Ended	ended	ended
	June 30, 2005		June 30, 2004

Salaries and directors’ compensation	2,037	975	1,851	862

Payroll taxes and other staff costs	396	201	404	171

Professional fees	555	253	653	292

Property rent	531	263	538	267

Property service charges	315	191	271	193

Research and Development Cost. The Company’s research and development cost for the six months and quarter ended June 30, 2005, was $ 1,163,000 and $524,000 respectively as compared to $1,520,000 and $851,000 for the six months and quarter ended June 30, 2004 respectively. The Company’s research and development costs are comprised of staff and consultancy costs expensed on the Medicsight™ system.

Income Tax Benefit Realized. The receipt of $883,000 relates to a tax credit paid by the United Kingdom taxation authorities under its R&D tax relief scheme for small and medium enterprises to MS-PLC. The tax credit can either be set-off against taxable profits or, if not available, can be paid. If it is paid then this is set-off against the net operating loss carry forwards. The basis for the R&D relief is too encourage the development of new technologies and is only applicable to the research and development of a new technology and not a product.

The receipt represents the tax credit received for expenditures incurred between November 2001 and December 2003. The Company has not accrued for any potential tax credit for Fiscal 2004 as it has yet to accurately determine the completion date of the new technology (beyond estimating it occurred in the first half of 2004), or the value of any tax credit or make the application to the United Kingdom tax authorities under the relevant legislation. The Company believes it is prudent to recognize this benefit when notified by the taxing authority due to the uncertainty of the timing or amount of any relief. No application will be made for Fiscal 2005.

Net Loss and Net Loss per Share.  Net loss was $5,458,000 and $2,364,000 respectively for the six months and quarter ended June 30, 2005 as compared to a net loss of $6,737,000 and $3,203,000 for the six months and quarter ended June 30, 2004.  Net loss per share for the six months and quarter ended June 30, 2005 was $0.16 and $0.07 respectively, based on weighted average shares outstanding of 33,465,092 and 33,626,070 respectively, as compared to a net loss per share for the six months and quarter ended June 30, 2004 was $0.23 and $0.10 respectively, based on weighted average shares outstanding of 28,762,025 and 31,388,185 respectively.

The decrease in net losses for the six months and quarter to June 30, 2005 as compared to the six months and quarter to June 30, 2004 are due to decreases in selling, general and administrative expenses, research and development costs and the receipt of the R&D tax credit under a United Kingdom taxation scheme.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Information as at June 30:

	($000’s)
	June 30, 2005	December 31, 2004

Cash and Cash Equivalents	3,351	5,276

Current Assets	4,064	6,515

Current Liabilities	(2,361)	(2,353)

Working Capital Surplus	1,703	4,162

Ratio of Current Assets to Current Liabilities	1.72	2.77

Net Decrease in Cash and Cash Equivalents. During the six months ended June 30, 2005, the Company’s cash and cash equivalents decreased by $1,925,000. This decrease was primarily the result of cash flows received from shares issued by the Company being exceeded by the net cash used in operating activities. The Company used net cash of $4,613,000 in operations. The Company received net cash of $2,381,000 in financing activities and received $219,000 from investing activities.

Net Cash Used in Operations. The use of cash in operations of  $4,613,000 in the six months ended June 30, 2005, was attributable to the Company’s relatively minimal revenues at the same time that the Company incurred significant operating and software research and development costs. The effect of these costs was reduced by the tax credit of $883,000 received by MS-PLC. These significant costs included professional fees, salaries and director compensation, marketing, regulatory costs and property service charges and rent. The Company used cash in operations in the six months ended June 30, 2004 of  $7,744,000.

Net Cash provided by Investing Activities. In the six months ended June 30, 2005, the Company had a net cash inflow from investing activities of $219,000. On May 25, 2005 Medicsight’s indirect subsidiary MAM completed the sale of the CT Lightspeed 16 scanner located at the redundant test center at Ravenscourt Hospital in West London for $300,000, net of applicable sales tax, to GE Medical Systems. Additionally, the Company purchased $81,000 in fixed assets in the same period. In the six months ended June 30, 2004 the Company had a net cash outflow from investing activities of $121,000. The Company used the funds to purchase additional fixed assets.

Net Cash Provided by Financing Activities. In the six months ended June 30, 2005, the Company had a net cash inflow from financing activities of $2,381,000. The funds received in the six months ended June 30, 2005, consisted of $2,714,000 from the Company’s private offerings less $333,000 used to settle the lease outstanding on the CT Lightspeed 16 scanner sold by MAM. For the six months ended June 30, 2004, the Company had a net cash inflow from financing activities of $18,218,000. The funds received consisted of $20,931,000 received from the private offering of the Company’s stock, which were partly used to reduce the bank overdraft ($196,000) and to repay the short term debt – related party by $2,470,000.

Stockholders’ Equity. The Company’s stockholders’ equity at June 30, 2005 was $15,573,000, including an accumulated deficit of $(183,956,000), as compared to $18,465,000 at December 31, 2004, including an accumulated deficit of $(178,498,000). Additional paid-in capital was $199,365,000 and $196,652,000, at June 30, 2005 and December 31, 2004 respectively. The increase in stockholders’ equity was a result of an increase in additional paid-in capital of $2,714,000 resulting from the placement of the Company’s stock offset by an increase in accumulated deficit of $5,458,000.

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

At June 30, 2005, the Company had not drawn down any funds under the $20,000,000 facility with Asia IT, and MS-PLC had not drawn down any funds under its £10,000,000 ($18,000,000) facility with Asia IT.

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

Critical Accounting Policies

The Securities and Exchange Commission requested that all registrants list their most critical accounting policies in the Management’s Discussion and Analyses of Financial Condition and Results of Operations. The Securities and Exchange Commission indicated a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit the definition of critical accounting policies.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  The standard requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is deemed impracticable. The standard states that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle.  The standard is effective for accounting changes and corrections of errors made occurring in fiscal years beginning after December 15, 2005.  The adoption of Statement of Financial Accounting Standards (“SFAS”) No. 154 is not expected to have a material impact on the Company’s financial position or results of operations.

 In December 2004, the FASB issued Statement 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No.29.” The standard is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged and eliminates the exception under APB Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for exchanges of non-monetary assets that do not have commercial substance. The standard is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position or results of operations.

 In December 2004, the FASB issued Statement 123 (revised 2004), “Share-Based Payment.” The standard eliminates the disclosure-only election under the prior SFAS 123 and requires the recognition of compensation expense for stock options and other forms of equity compensation based on the fair value of the instruments on the date of grant. The standard is effective for fiscal years beginning after June 15, 2005.

In November 2004, the FASB issued Statement 151, “Inventory Costs.” The standard clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial position or results of operations.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s exposure to market risk associated with changes in interest rates relates to its debt obligations. The Company has the following debt facilities, which are all repayable on demand:

Debt Holder	Facility	Draw Down		Interest rate	At June 30

Asia IT Capital Investments Ltd	$20,000,000	$	nil	US Libor + 2%	5.88%

Asia IT Capital Investments Ltd	$18,000,000	$	nil	GBP Libor + 2%	6.53%

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

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s  “disclosure controls and procedures” as of June 30, 2005. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation during the quarter ended June 30, 2005 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company is currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This will involve the documentation, testing and review of our internal controls under the direction of senior management.

PART II

Item 1.        Legal Proceedings

There are currently no pending legal proceedings.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Between January 1, 2005 and June 30, 2005 the Company issued 754,000 shares of common stock at $4.00 per share to a number of institutional investors and private individuals as part of a private placement raising approximately $2,714,000 net of commissions payable to Asia IT, a related party. The shares of common stock were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933.

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

(b)          Reports on Form 8-K

None

MEDICSIGHT, INC. AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)
AS OF AND FOR THE THREE AND SIX MONTH PERIODS ENDED
JUNE 30, 2005

Condensed Consolidated Balance Sheets as of June 30, 2005 (Unaudited) and December 31, 2004	F-2

Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2005 (Unaudited) and the Three Months Ended June 30, 2004 (Unaudited)	F-3

Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2005 (Unaudited) and the Six Months Ended June 30, 2004 (Unaudited)	F-4

Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2005 (Unaudited) and the Six Months Ended June 30, 2004 (Unaudited)	F-5

Notes to Condensed Consolidated Financial Statements	F-6 to F-10

MEDICSIGHT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In $ thousands)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,351	$5,276
Accounts receivable	27	26
Other receivables	119	28
Prepaid expenses	469	498
Sales tax receivable	98	687
Total current assets	4,064	6,515

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation of $3,471 and $3,227, respectively	1,479	2,066

INVESTMENTS, at cost	359	359

SECURITY DEPOSITS	846	901

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED	11,200	11,200

Total assets	$17,948	$21,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,955	$1,193
Accrued expenses	387	1,053
Current portion of obligations under capital leases	19	107
Total current liabilities	2,361	2,353
CAPITAL LEASE	14	223
Total liabilities	$2,375	$2,576

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 40,000,000 shares authorized, 33,821,125 and 33,067,125 shares issued and outstanding,respectively	34	33
Additional paid-in capital	199,365	196,652
Cumulative foreign currency translation adjustment	130	278
Accumulated deficit	(183,956)	(178,498)
TOTAL STOCKHOLDERS’ EQUITY	15,573	18,465

Total liabilities and stockholders’ equity	$17,948	$21,041

The accompanying notes are an integral part of these condensed statements.

MEDICSIGHT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In $ thousands, except per share amounts)

	Three Months	Three Months
	Ended	Ended
	June 30, 2005	June 30, 2004
	(unaudited)	(unaudited)

REVENUES	$131	$136

EXPENSES:
Selling, general and administrative charges	2,892	2,959
Research and development cost	524	851

	3,416	3,810

Operating loss	(3,285)	(3,674)

OTHER INCOME
Interest and other income	38	—

Loss before minority interest and income tax benefit realized	(3,247)	(3,674)

Minority interest	—	471

Loss before income tax benefit realized	(3,247)	(3,203)

Income tax benefit realized	883	—

Net loss	$(2,364)	$(3,203)

PER SHARE DATA:
Basic and diluted loss per share	$(0.07)	$(0.10)

Weighted average number of common shares outstanding	33,626,070	31,388,185

The accompanying notes are an integral part of these condensed statements.

MEDICSIGHT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in $ thousands, except per share amounts)

	Six Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2004
	(unaudited)	(unaudited)

REVENUES	$282	$288

EXPENSES:
Selling, general and administrative charges	5,512	6,110
Research and development cost	1,163	1,520

	6,675	7,630

Operating loss	(6,393)	(7,342)

OTHER INCOME
Interest and other income	52	—

Loss before minority interest and income tax benefit realized	(6,341)	(7,342)

Minority interest	—	605

Loss before income tax benefit realized	(6,341)	(6,737)

Income tax benefit realized	883	—

Net loss	$(5,458)	$(6,737)

PER SHARE DATA:
Basic and diluted loss per share	$(0.16)	$(0.23)

Weighted average number of common shares outstanding	33,465,092	28,762,025

The accompanying notes are an integral part of these condensed statements.

MEDICSIGHT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In $ thousands)

	Six months Ended	Six months Ended
	June 30, 2005	June 30, 2004
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,458)	$(6,737)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	244	376
Minority interest in net loss of subsidiary	—	(605)
Loss on disposal of fixed assets	69	—
(Increase)/decrease in assets
Accounts receivable	(1)	11
Prepaid expenses and other current assets	29	(67)
Sales tax receivable	474	(21)
Increase/(decrease) in liabilities
Accounts payable	721	(352)
Accrued expenses	(691)	(349)
Net cash used in operating activities	(4,613)	(7,744)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of fixed assets	300	—
Purchase of fixed assets	(81)	(121)
Net cash used in investing activities	219	(121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(333)	(47)
Decrease of bank overdraft	—	(196)
Proceeds from sale of common stock	2,714	20,931
Decrease in short term debt – related party	—	(2,470)
Net cash provided by financing activities	2,381	18,218

Effects of exchange rates on cash and cash equivalent	88	36

NET CHANGE IN CASH & CASH EQUIVALENTS	(1,925)	10,389

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	5,276	845

CASH & CASH EQUIVALENTS, END OF PERIOD	$3,351	$11,234

SUPPLEMENTAL DISCLOSURES OF CASH PAID
Interest	3	35
Income tax benefit realized	(883)	—

The accompanying notes are an integral part of these condensed statements.

MEDICSIGHT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

(1)          Formation and Business of the Company

Medicsight, Inc. (formerly HTTP Technology, Inc.) and its subsidiaries are collectively referred to in this Report as the “Company”.  Our business objective is to conceive, develop and commercialize the MedicsightTM system (our state-of-the-art digital disease detection software system comprising Colon CAD, Lung CAD and Heartscreen) through our majority-owned subsidiary, Medicsight PLC (“MS-PLC”).

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

The results of operations presented for the six months ended June 30, 2005, are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

These consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant operating losses since inception. As a result, the Company has generated negative cash flows from operations, and has an accumulated deficit at June 30, 2005 and there is uncertainty with respect to the availability and the utilization of its credit facility with Asia IT Capital Investments Limited (a related party) – see Note 3. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities and borrowed funds. The Company is currently seeking additional funding and is actively developing the technology in order to bring it to market. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance, however, that management’s efforts will be successful or that the products the Company develops and markets will be accepted by consumers. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty.

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

At June 30, 2005, the Company had not drawn down any funds under the $20,000,000 facility with Asia IT, and MS-PLC had not drawn down any funds under its £10,000,000 ($18,000,000) facility with Asia IT.

(4)          Stockholders’ Equity

During the six months ended June 30, 2005 the Company issued approximately 754,000 shares of restricted stock raising $2,714,000 (net of commissions paid to Asia IT, a related party) as part of a private placement.

(5)          Accounting for Stock Based Compensation

On March 20, 2003, the Board of Directors of MS-PLC approved a stock option plan for its employees and reserved 4,000,000 shares of its common stock for issuance upon exercise of options granted under this plan. On April 19, 2003, the Remuneration Committee of MS-PLC also approved the stock option plan and implemented it on April 30, 2003 by issuing options over 2,828,600 shares to employees of MS-PLC. At June 30, 2005, 100% of the options issued were exercisable under the plan.

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

	Six months	Six months	Three months	Three months
	Ended	Ended	Ended	Ended
	June 30, 2005 (unaudited)	June 30, 2004 (unaudited)	June 30, 2005 (unaudited)	June 30, 2004 (unaudited)
	$’000	$’000	$’000	$’000

Net loss as reported:	(5,458)	(6,737)	(2,364)	(3,203)

Fair value method of stock based compensation	(270)	(44)	(250)	(22)

Proforma net loss	(5,728)	(6,781)	(2,614)	(3,225)

Reported earnings per common share
Basic and diluted	(0.16)	(0.23)	(0.07)	(0.10)
Proforma earnings per common share
Basic and diluted	(0.17)	(0.23)	(0.08)	(0.10)

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

(7)          Security Deposits

As MS-PLC occupies approximately 95% of 46 Berkeley Square it acquired the security deposit on the offices for cash from International Cellulose Company Ltd in February 2003. The value of the security deposit is £470,000 ($846,000) and is interest-bearing.

(8)          Lease Commitments

The Company has entered into property leases for the Westminster and Ravenscourt centers. The reduction in the operating lease obligations is as a result of the agreement to surrender the unused section of the leased area of Lifesyne’s premises at Westminster has resulted in a significantly reduced cost. Future minimum obligations under these lease arrangements are as follows:

For the 12 months ending June 30,	Property Leases
($’000)
2006	294
2007	203
2008	203

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

(9)          Income Tax Benefit Realized

The receipt of $883,000 relates to a tax credit paid by the United Kingdom taxation authorities under its R&D tax relief scheme for small and medium enterprises to MS-PLC. The tax credit can either be set-off against taxable profits or, if not available, can be paid. If it is paid then this is set-off against the net operating loss carry forwards. The basis for the R&D relief is too encourage the development of new technologies and is only applicable to the research and development of a new technology and not a product.

The receipt represents the tax credit received for expenditures incurred between November 2001 and December 2003. The Company has not accrued for any potential tax credit for Fiscal 2004 as it has yet to accurately determine the completion date of the new technology (beyond estimating it occurred in the first half of 2004), or the value of any tax credit or make the application to the United Kingdom tax authorities under the relevant legislation. The Company believes it is prudent to recognize this benefit when notified by the taxing authority due to the uncertainty of the timing or amount of any relief. No application will be made for Fiscal 2005.

(10)        Comprehensive Income

As of June 30, 2005 and the six months and quarter then ended, comprehensive income is comprised of a net loss from operations and the net effect of foreign currency translation adjustments. This comprised a net loss of $5,458,000 and $2,364,000 and foreign currency translation adjustments of $148,000 and ($156,000), resulting in comprehensive loss of  $5,606,000 and $2,208,000, respectively.

(11)        Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  The standard requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is deemed impracticable. The standard states that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle.  The standard is effective for accounting changes and corrections of errors made occurring in fiscal years beginning after December 15, 2005.  The adoption of Statement of Financial Accounting Standards (“SFAS”) No. 154 is not expected to have a material impact on the Company’s financial position or results of operations.

 In December 2004, the FASB issued Statement 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No.29.” The standard is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged and eliminates the exception under APB Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for exchanges of non-monetary assets that do not have commercial substance. The standard is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS

No. 153 is not expected to have a material impact on the Company’s financial position or results of operations.

 In December 2004, the FASB issued Statement 123 (revised 2004), “Share-Based Payment.” The standard eliminates the disclosure-only election under the prior SFAS 123 and requires the recognition of compensation expense for stock options and other forms of equity compensation based on the fair value of the instruments on the date of grant. The standard is effective for fiscal years beginning after June 15, 2005.

In November 2004, the FASB issued Statement 151, “Inventory Costs.” The standard clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial position or results of operations.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICSIGHT, INC.

By:	/s/ TIM PATERSON-BROWN
Tim Paterson-Brown
Chief Executive Officer

By:	/s/ PAUL A. GOTHARD
Paul A. Gothard
Chief Financial Officer

August 11, 2005