Form 10-Q
period 2005-09-30
MEDICSIGHT INC
filed 2005-11-14
CIK 1001601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes  ☒             No  ☐

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b—2 of the Exchange Act):  Yes  ☐             No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b—2 of the Exchange Act):  Yes  ☐             No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 10, 2005: 36,367,881 shares of Common Stock, par value $0.001 per share.

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

PART 1

FINANCIAL INFORMATION

Item 1.                       Financial Statements

Medicsight, Inc. and its subsidiaries are collectively referred to in this Report as the “Company”.  For purposes of the discussion contained herein, all financial information is reported on a consolidated basis. The financial statements for the Company’s fiscal quarter ended September 30, 2005 are attached to this Report, commencing at page F-1.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

BACKGROUND

Medicsight, Inc develops enterprise-wide computer-aided detection (CAD) software that is used by the medical imaging market to aid in earlier detection of disease. Tested on one of the world’s largest databases of verified CT scan data, Medicsight’s software solutions help clinicians identify, measure, and analyze suspicious pathology, such as colorectal polyps and lung lesions. The company’s CAD Application Programming Interface (“API”) products include ColonCAD API, the first CAD technology available for CT colonography, and LungCAD API. Both products allow a concurrent-read that allows clinicians to review the original image simultaneously with the Medicsight CAD findings, which results in improved workflow and productivity. Medicsight continues to develop CAD software for a variety of disease states that can help in the early detection of disease and ultimately improve patient outcomes

Originally incorporated as a Utah corporation in 1977. On December 19, 2000, Medicsight, Inc. entered into an Agreement and Plan of Merger with its wholly owned subsidiary HTTP Technology, Inc., a Delaware corporation, and thereby effected a re-incorporation of the Company from Utah to Delaware. All references in this Quarterly Report to  “the Company”, “we” or “us” are to Medicsight, Inc., the Delaware corporation and subsidiaries, if the referenced event occurred on or after December 19, 2000 or to HTTP Technology, Inc., the Utah corporation and subsidiaries, if the referenced event occurred prior to December 19, 2000. On January 27, 2004 the Company increased its authorized share capital from 25,000,000 shares to 40,000,000 shares.

During the nine months ended September 30, 2005 the Company issued approximately 1,298,000 shares of restricted stock raising $4,676,000 (net of commissions paid to Asia IT investments Ltd (“Asia IT”), a related party) as part of a private placement.

Between October 1, 2005 and November 10, 2005 the Company issued approximately 2,003,000 shares of restricted stock raising $7,729,000 (net of commissions paid to Asia IT, a related party) as part of a private placement. As part of this transaction Asia IT Nominees Ltd (“Asia Nominees”), a related party, acquired 1,050,000 shares for $4,200,000 and Mr. Tim Paterson-Brown, Chief Executive Officer and Director of Medicsight, Inc., acquired 250,000 shares for $1,000,000.

The Company maintains its corporate offices at 46 Berkeley Square, London, W1J 5AT, United Kingdom, telephone +44-20-7598-4070, facsimile: +44-20-7598-4071, Internet address: http://www.medicsight.com/.

BUSINESS STRATEGY

Developers of enterprise computer aided detection (“CAD”) software technology for medical diagnostic applications applicable across differing business models. There are five principal operating subsidiaries: Medicsight PLC (“MS-PLC”), Medicsight USA, Inc (“MS-US”) (previously Lifesyne US), Medicsight International Limited (“MIL”), Medicsight On-Line, Inc (“MOL”), Lifesyne UK Limited (“Lifesyne UK”), and Medicsight Asset Management Limited (“MAM”).

MS-PLC. The majority-owned subsidiary, MS-PLC, is currently developing CAD software that allows clinicians to better interpret medical images acquired through a radiological device. This in turn helps them detect earlier some of the world’s most common causes of premature death. At September 30, 2005, the Company owned 70,677,300 ordinary shares in MS-PLC, constituting 81.8% of the outstanding shares.

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

MOL. MOL, a majority owned subsidiary, was recently incorporated in the State of Delaware, U.S.A. to research and develop a medical portal to allow medical professionals to gain access and use MS-PLC’s and other third party software where the relevant hardware is less accessible – such as the developing world. It is anticipated that MOL will obtain licenses from MS-PLC and others at commercial rates.

Lifesyne UK. Lifesyne is a wholly owned non-core subsidiary of MS-PLC that was established in September 2002. Lifesyne operates a scanning center in Westminster, London in the United Kingdom. In addition to providing scanning services, Lifesyne focuses on the rapid acquisition of patient CT scan data necessary to train and validate the Medicsight CAD software. On November 10, 2005 Lifesyne was sold to an independent third party for approximately $450,000. On August 18, 2005 MS-PLC entered into an option agreement with the purchaser to acquire Lifesyne for a non-refundable deposit of approximately $90,000 as the purchaser needed further time to arrange the financing for the acquisition. This deposit constituted part of the sale proceeds on completion of the acquisition. At that time the net assets of Lifesyne totaled approximately $844,000 leading to an impairment loss of approximately $394,000.

Revenues and operating losses for Lifesyne follow:

	$(000)
	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Revenues	$113	$111	$395	$399
Operating losses	$290	$519	$882	$1,175

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

•                                           Access to the largest and highest quality of patient and scan databases

How does this evidence itself?

Over the nine months to September 30, 2005 we have signed definitive agreements with TeraRecon, Inc, Viatronix, Inc and Vital Images, Inc to distribute out products.  We believe that these partners will allow our company to sell our products in an efficient and cost effective manner to a vast majority of the imaging market.

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

Medicsight ColonCAD

Medicsight LungCAD

Medicsight Heartscreen

Medicsight introduced a number of innovations to the market in 2004:

•                                           The first approved “joint read” detection products

•                                           The first colon neoplasm detection product

•                                          The first adjustable filter system to allow radiologists to adjust their diagnostic prediction settings to suite their requirements

Medicsight CAD tools enable radiologists to read CT scans of the colon and lung using a “concurrent-read” approach. Unlike “second-read” software, in which software is employed after radiologists complete their primary review, concurrent-read software enables radiologists to review the original, “unfiltered” images side-by-side simultaneously, with a software-enhanced image showing regions of interest.  Medicsight believes that using CAD in a concurrent-read increases colonic polyp and lung nodule detection efficiency by minimizing the impact on existing radiology workflows while providing valuable additional information to the radiologist.

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

Diagnostic; incidental “disease detection” and “disease tracking”. These products have been designed to be used in symptomatic patients but to detect other diseases incidental to those for which the investigation was originally requested. Subsequently, these incidentally identified lesions may be tracked so that their progress may be monitored by measurement. The primary applications in this area are Lung nodule tracking and Heart calcium scoring. However, the Company believes there will be a growing requirement for colorectal as a consequence of the increased usage of CT colonography.

“Screening” products; population screening of asymptomatic patients. There is much evidence to demonstrate that the early detection of colon, lung and heart diseases lead~~s~~ to an improved life expectancy.  CAD CT will provide a cost effective solution to identify such diseases sufficiently early to alter the economics (costs per life year saved) of population screening programs.

In October 2004, MS-PLC received approval from the U.S. Food and Drug Administration (“FDA”) for its ColonCAD product, an image analysis software tool that is used with CT colonography (“virtual colonoscopy”) to assist radiologists to search for and measure colorectal polyps. Virtual colonoscopy uses a CT scanner to generate both two-dimensional and three-dimensional views of inside of the colon in a non-invasive fashion. By contrast, traditional colonoscopy, in which a viewing instrument is physically inserted into the bowel is an invasive procedure with a well recognized morbidity and complication rate. Colorectal cancers most often start when malignant cells form within pre-existing benign polyps that are part of the inner surface of the large bowel. Detection and removal of these preexisting polyps can prevent them from developing into invasive tumors.

Medicsight ColonCAD works by using MS-PLC’s CAR technology to deploy a series of filters against image data derived from CT colonographies. These filters highlight spherical areas of the image as small as 5 mm (the size of a small pea), which could be potential polyps. The radiologist is also able to manually highlight any other irregularities for closer inspection.  Once suspect polyps are found, the software can precisely identify their boundaries and features and show them in 3D with a volume measurement, diameter, shape and location. This allows the radiologist to accurately review and track any growth in the polyps with a repeated CT scan.

In July 2004, MS-PLC received approval from the FDA and Conformité Europeène (“CE”) certification for its Lung CAD product; an image analysis software tool that assists radiologists to evaluate lesions or nodules found during CT scans of the lung. MS-PLC’s LungCAD is the first “joint-read” software available for CT lung scans.

LungCAD works by deploying a series of filters against the image data derived from CT scans. The software has a number of automatic and manual measurement tools to aid diagnosis, including 3D volume measurement and the ability to review follow up scans and tumor doubling times.

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

Business Development

In the last year, non–exclusive agreements have been signed with, TeraRecon, Inc (for the distribution of both LungCAD and ColonCAD), Viatronix, Inc (for both LungCAD and ColonCAD) and Vital Images, Inc (for Colon CAD). These agreements are the first of their kind for the Company and represent a major step forward in the Company’s plans to commercialize its advanced imaging technology on a worldwide basis. The intent is to incorporate MS-PLC’s software into the companies’ existing product offerings.

The agreement with TeraRecon (a leader of advanced image processing and 3D visualization solutions for medical applications) will allow current and new users of TeraRecon’s flagship Aquarius family of medical imaging products to add Medicsight’s ColonCAD API and LungCAD API image analysis software tools. The combined TeraRecon / Medicsight imaging system is expected to reach the market in late 2005 or early 2006 and will be debuted in November 2005 at the annual meeting of the Radiological Society of North America (“RSNA”) in Chicago, IL from November 24, 2005 to December 2, 2005..

The agreement with Viatronix (a leading innovator and developer of diagnostic 3D imaging software) will allow current and new users of Viatronix’s V3D-Colon and V3D-Explorer modules to add Medicsight ColonCAD API and LungCAD API image analysis software tools. Users of the integrated software will be able to interactively view Medicsight’s ColonCAD polyp identification marks or LungCAD lung nodule identification marks while viewing a virtual fly-through of the colon or viewing 3D CT lung images using real-time volume rendering.

The combined Viatronix / Medicsight imaging system is expected to reach the market in the fourth quarter of 2005. The V3D-Colon system, along with V3D-Explorer integrated with Medicsight LungCAD API, will be displayed in its full commercial form at the annual meeting of the RSNA in Chicago, IL in late November.

Vital Images has successfully integrated MS-PLC’s Colon CAD software into its CT colon product InnerviewGI™. Its commercial launch is intended to be at the RSNA conference in Chicago at the end of November 2005.

In April 2005 the Company signed a Letter of Intent with a major Japanese distributor to integrate MS-PLC’s Colon CAR™ software product into the workstations of its Japan distribution partner.

Expanding distribution

Significant business development has already taken place that has lead to an announcement regarding a ColonCAD distribution arrangement in Japan and plans to finalize agreements for distribution of our LungCAD software product in Japan in the fourth quarter of 2005.

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

Medicsight has stated as part of its corporate objectives that it will expand its operations via acquisition to fill gaps in technology or product. Over the next year we aim to put this general principal into practice. A number of interesting targets have been identified already that will enhance our ability to offer innovative, integrated clinical solutions to our partners. We believe that, in this way we are in an excellent position to develop differences between the competition and ourselves in this way.

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

Financial Risk. These consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant operating losses since inception. As a result, the Company has generated negative cash flows from operations, and has an accumulated deficit at September 30, 2005 and there is uncertainty with respect to the availability and the utilization of its credit facility with Asia IT Capital Investments Limited (a related party) – see Note 3. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities and borrowed funds. The Company is currently seeking additional funding and is actively developing the technology in order to bring it to market.

Corporate Structure. The Company’s corporate structure may make it more difficult or costly to take certain actions. The Company conducts substantially all its business through MS-PLC, a U.K. public company which is 81.8% owned by the Company, and through MS-PLC’s subsidiaries in the United Kingdom and the United States.  Although the Company and MS-PLC share directors and management, they are required to comply with corporate governance and other laws and rules applicable to public companies in the United Kingdom and the United States.  Should the Company propose to take any action, such as a transfer or allocation of assets or liabilities between the Company and MS-PLC, the Company would have to take into consideration the potentially conflicting interests of the Company’s stockholders and the minority stockholders of MS-PLC.  This may deter the Company from taking such actions that might otherwise be in the best interest of the Company or cause the Company to incur additional costs in taking such actions. MS-PLC would not be able to pay dividends or make other distributions of profits or assets to the Company without making pro rata payments or distributions to the minority stockholders of MS-PLC.  Although neither MS-PLC or the Company has plans to pay dividends or make distributions to its shareholders, the Company’s corporate structure may deter MS-PLC and the Company from doing so in the future.

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

RESULTS OF OPERATIONS

Revenues. For the nine months ended September 30, 2005 and September 30, 2004, and for the quarters ended September 30, 2005 and September 30, 2004, the Company’s gross revenues from continuing operations were $nil.

The Company’s revenues were derived from the Company’s discontinued Lifesyne™ scanning operations – see “Discontinued Operations” below.

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses from continuing operations for the nine months and quarter ended September 30, 2005, were $7,057,000 and $2,419,000 respectively as compared to $7,453,000 and $2,287,000 for the nine months and quarter ended September 30, 2004 respectively.

The significant elements of the Selling, General and Administrative Expenses from continuing operations are outlined in the table below:

	($000’s)
	Nine months	Quarter	Nine months	Quarter
	ended	Ended	ended	ended
	September 30, 2005		September 30, 2004

Salaries and directors’ compensation	2,912	983	2,444	827

Payroll taxes and other staff costs	416	128	470	88

Professional fees	691	262	725	186

Property rent	500	194	470	164

Property service charges	247	62	306	93

The increase in salaries and director’s compensation for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 is due to the increase in staff as the Company moves from its research and development stage to a more commercially orientated entity. The increase in professional fees for the quarter ended September 30, 2005 is due to increased legal costs associated with our various patent applications.

Research and Development Cost. The Company’s research and development cost for the nine months and quarter ended September 30, 2005, was $1,721,000 and $558,000 respectively as compared to $2,221,000 and $701,000 for the nine months and quarter ended September 30, 2004 respectively. The reduction was due to the MS-PLC reducing its use of outside consultants and the costs of data acquisition as MS-PLC gains access to the largest and highest quality of patient and scan databases. The Company’s research and development costs are comprised of staff and consultancy costs expensed on the Medicsight™ system.

Income Tax Benefit Realized. The receipt of $883,000 relates to a tax credit paid by the United Kingdom taxation authorities in the second quarter of Fiscal 2005 under its R&D tax relief scheme for small and medium enterprises to MS-PLC. The tax credit can either be set-off against taxable profits or, if not available, can be paid. If it is paid then this is set-off against the net operating loss carry forwards. The basis for the R&D relief is too encourage the development of new technologies and is only applicable to the research and development of a new technology and not a product.

The receipt represented the tax credit received for expenditures incurred between November 2001 and December 2003. The Company did not accrue for any potential tax credit for Fiscal 2004 as it has determined that the completion date of the new technology occurred at the end of Fiscal 2003 and therefore no application for Fiscal 2004 will be made.

Discontinued Activities. During the third quarter of 2005 a plan was initiated for the disposal of the Lifesyne business.  In accordance with Statement of Financial Accounting Standards No. 144 Accounting for Impairment or disposal of Long-Lived Assets Lifesyne has been accounted for as discontinued operations.  Accordingly, our financial statements have been restated to reflect the Lifesyne Segment as a discontinued operation in our consolidated statements of operations and cash flows for all periods presented.  Statement of operations information presented in the notes to consolidated financial statements has been restated to reflect continuing operations for all periods presented. Balance sheet information presented in the notes to consolidated financial statements has been restated to reflect continuing operations for 2005 only.  In addition, the September 30, 2005 consolidated balance sheet reflects the assets and liabilities of the discontinued operations as held for sale.

On November 10, 2005 Lifesyne was sold to an independent third party for approximately $450,000. On August 18, 2005 MS-PLC entered into an option agreement with the purchaser to acquire Lifesyne for a non-refundable deposit of approximately $90,000 as the purchaser needed further time to arrange the financing for the acquisition. This deposit constituted part of the sale proceeds on completion of the acquisition. At that time the net assets of Lifesyne totaled approximately $844,000 leading to an impairment loss of approximately $394,000.

Assets and Liabilities	$’000

Property and equipment	1,075
Impairment loss	(394)
681
Current assets	136
Current liabilities	(367)
$450

Revenues and operating losses for Lifesyne follow:

	$(000)
	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Revenues	$113	$111	$395	$399
Operating losses	$290	$519	$882	$1,175

Net Loss and Net Loss per Share.  Net loss was $9,110,000 and $3,652,000 respectively for the nine months and quarter ended September 30, 2005 as compared to a net loss of $10,232,000 and $3,024,000 for the nine months and quarter ended September 30, 2004.  Net loss per share for the nine months and quarter ended September 30, 2005 was $0.27 and $0.11 respectively, based on weighted average shares outstanding of 33,687,045 and 34,123,713 respectively, as compared to a net loss per share for the nine months and quarter ended September 30, 2004 was $0.34 and $0.10 respectively, based on weighted average shares outstanding of 30,157,023 and 31,104,194 respectively.

The decrease in net losses for the nine months to September 30, 2005 as compared to the nine months to September 30, 2004 are due to decreases in selling, general and administrative expenses, research and development costs and the receipt of the R&D tax credit under a United Kingdom taxation scheme.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Information as at September 30:

	($000’s)
	September 30, 2005	December 31, 2004

Cash and Cash Equivalents	1,749	5,276

Current Assets	3,157	6,515

Current Liabilities	(1,887)	(2,353)

Working Capital Surplus	1,270	4,162

Ratio of Current Assets to Current Liabilities	1.67	2.77

Net Decrease in Cash and Cash Equivalents. During the nine months ended September 30, 2005, the Company’s cash and cash equivalents decreased by $3,527,000. This decrease was primarily the result of cash flows received from shares issued by the Company being exceeded by the net cash used in operating activities. The Company used net cash of $7,592,000 in continuing operations and used net cash of $651,000 in discontinued operations. The Company received net cash of $4,343,000 in financing activities and received $199,000 from investing activities.

Net Cash Used in Operations. The use of cash in continuing operations of  $7,592,000 in the nine months ended September 30, 2005, was attributable to the Company’s relatively minimal revenues at the same time that the Company incurred significant operating and software research and development costs. The effect of these costs was reduced by the tax credit of $883,000 received by MS-PLC. These significant costs included professional fees, salaries and director compensation, marketing, regulatory costs and property service charges and rent. The Company used cash in continuing operations in the nine months ended September 30, 2004 of  $10,331,000.

Net Cash provided by Investing Activities. In the nine months ended September 30, 2005, the Company had a net cash inflow from investing activities of $199,000. On May 25, 2005 Medicsight’s indirect subsidiary

MAM completed the sale of the CT Lightspeed 16 scanner located at the redundant test center at Ravenscourt Hospital in West London for $300,000, net of applicable sales tax, to GE Medical Systems. Additionally, the Company purchased $101,000 in fixed assets in the same period. In the nine months ended September 30, 2004 the Company had a net cash outflow from investing activities of $121,000. The Company used the funds to purchase additional fixed assets.

Net Cash Provided by Financing Activities. In the nine months ended September 30, 2005, the Company had a net cash inflow from financing activities of $4,343,000. The funds received in the nine months ended September 30, 2005, consisted of $4,676,000 from the Company’s private offerings less $333,000 used to settle the lease outstanding on the CT Lightspeed 16 scanner sold by MAM. For the nine months ended September 30, 2004, the Company had a net cash inflow from financing activities of $19,728,000. The funds received consisted of $22,851,000 received from the private offering of the Company’s stock, which were partly used to reduce the bank overdraft ($196,000) and to repay the short term debt – related party by $2,880,000.

Stockholders’ Equity. The Company’s stockholders’ equity at September 30, 2005 was $13,926,000, including an accumulated deficit of $(187,608,000), as compared to $18,465,000 at December 31, 2004, including an accumulated deficit of $(178,498,000). Additional paid-in capital was $201,327,000 and $196,652,000, at September 30, 2005 and December 31, 2004 respectively. The increase in stockholders’ equity was a result of an increase in additional paid-in capital of $4,676,000 resulting from the placement of the Company’s stock offset by an increase in accumulated deficit of $9,110,000.

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

During the nine months ended September 30, 2005 the Company issued approximately 1,298,000 shares of restricted stock raising $4,676,000 (net of commissions paid to Asia IT investments Ltd (“Asia IT”), a related party) as part of a private placement.

Between October 1, 2005 and November 10, 2005 the Company issued approximately 2,003,000 shares of restricted stock raising $7,729,000 (net of commissions paid to Asia IT, a related party) as part of a private placement. As part of this transaction Asia IT Nominees Ltd (“Asia Nominees”), a related party, acquired 1,050,000 shares for $4,200,000 and Mr. Tim Paterson-Brown, Chief Executive Officer and Director of Medicsight, Inc., acquired 250,000 shares for $1,000,000.

On December 15, 2000, the Company entered into an unsecured credit facility with Asia IT that provides a $20,000,000 line of credit. Such line of credit originally expired on December 31, 2001, but has been extended until June 30, 2008. Interest on advances under the credit facility accrues at 2% above US LIBOR. The Company can draw down on this credit facility for its financing requirements, upon approval by the Company’s Board of Directors and subject to approval by Asia IT (such approval not to be unreasonably withheld). The Company is restricted from borrowing funds, directly or indirectly, other than through the credit facility with Asia IT, without the consent of Asia IT. The availability of the credit facility reduces upon the Company’s sale of any of its investment assets. The amounts drawn and interest charged under this facility are repayable on demand or at the maturity of the facility.

On November 20, 2001, Asia IT entered into a £10,000,000 ($18,000,000) credit facility with MS-PLC.  Such facility matures on June 30, 2008 and is secured by a lien on all assets of MS-PLC.  Interest on outstanding amounts accrues at 2% above GBP LIBOR. The loan is convertible into ordinary shares in MS-PLC on announcement of an Offer to Subscribe, Placing or other public offering of its ordinary shares, at the same price per share as the offering price.

At September 30, 2005, the Company had not drawn down any funds under the $20,000,000 facility with Asia IT, and MS-PLC had not drawn down any funds under its £10,000,000 ($18,000,000) facility with Asia IT.

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

In December 2004, the FASB issued Statement 153,”Exchanges of Non-monetary Assets, an amendment of APB Opinion No.29.” The standard is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged and eliminates the exception under

APB Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for exchanges of non-monetary assets that do not have commercial substance. The standard is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company cannot determine the impact of SFAS 153 at this time.

In December 2004, the FASB issued Statement 123 (revised 2004),”Share-Based Payment.” The standard eliminates the disclosure-only election under the prior SFAS 123 and requires the recognition of compensation expense for stock options and other forms of equity compensation based on the fair value of the instruments on the date of grant. The standard is effective for fiscal years beginning after June 15, 2005.

Item 3.                       Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s exposure to market risk associated with changes in interest rates relates to its debt obligations. The Company has the following debt facilities, which are all repayable on demand:

Debt Holder	Facility	Draw Down		Interest rate	At September 30

Asia IT Capital Investments Ltd	$20,000,000	$	nil	US Libor + 2%	6.44%

Asia IT Capital Investments Ltd	$18,000,000	$	nil	GBP Libor + 2%	6.54%

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

Item 4.                       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s  “disclosure controls and procedures” as of September 30, 2005. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation during the quarter ended September 30, 2005 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

Between January 1, 2005 and September 30, 2005 the Company issued approximately 1,298,000 shares of common stock at $4.00 per share to a number of institutional investors and private individuals as part of a private placement raising approximately $4,676,000 net of commissions payable to Asia IT, a related party. The shares of common stock were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933.

Between October 1, 2005 and November 10, 2005 the Company issued approximately 2,003,000 shares of common stock at $4.00 per share to a number of institutional investors and private individuals as part of a private placement raising approximately $7,729,000 (net of commissions) as part of a private placement. The shares of common stock were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933.

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

None

MEDICSIGHT, INC. AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTH PERIODS ENDED

SEPTEMBER 30, 2005

Condensed Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and December 31, 2004	F-2

Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2005 (Unaudited) and the Three Months Ended September 30, 2004 (Unaudited)	F-3

Condensed Consolidated Statements of Operations for the Nine months Ended September 30, 2005 (Unaudited) and the Nine months Ended September 30, 2004 (Unaudited)	F-4

Condensed Consolidated Statement of Cash Flows for the Nine months Ended September 30, 2005 (Unaudited) and the Nine months Ended September 30, 2004 (Unaudited)	F-5

Notes to Condensed Consolidated Financial Statements	F-6 to F-10

MEDICSIGHT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In $ thousands)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,749	$5,276
Accounts receivable	—	26
Other receivables	56	28
Prepaid expenses	462	498
Sales tax receivable	73	687
Assets held for disposal	817	—
Total current assets	3,157	6,515

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation of $1,516 and $2,202, respectively	284	2,066

INVESTMENTS, at cost	359	359

SECURITY DEPOSITS	827	901

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED	11,200	11,200

Total assets	$15,827	$21,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of obligations under capital leases	$14	$107
Accounts payable	1,079	1,193
Accrued expenses	427	1,053
Liabilities held for disposal	367	—
Total current liabilities	1,887	2,353
CAPITAL LEASE, net of current portion	14	223
Total liabilities	$1,901	$2,576

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 40,000,000 shares authorized, 34,365,381 and 33,067,125 shares issued and outstanding,respectively	34	33
Additional paid-in capital	201,327	196,652
Cumulative foreign currency translation adjustment	173	278
Accumulated deficit	(187,608)	(178,498)
TOTAL STOCKHOLDERS’ EQUITY	13,926	18,465

Total liabilities and stockholders’ equity	$15,827	$21,041

The accompanying notes are an integral part of these condensed statements.

MEDICSIGHT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In $ thousands, except per share amounts)

	Three Months	Three Months
	Ended	Ended
	September 30, 2005	September 30, 2004
	(unaudited)	(unaudited)

REVENUES	$—	$—

EXPENSES:
Selling, general and administrative charges	2,419	2,287
Research and development cost	558	701
Impairment of investment	—	70

	2,977	3,058

Operating loss	(2,977)	(3,058)

OTHER INCOME
Interest and other income	9	82

LOSS FROM OPERATIONS BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	(2,968)	(2,976)

MINORITY INTEREST	—	471

DISCONTINUED OPERATIONS:
Loss from impairment of assets held for sale	(394)	—
Loss from operations of Lifesyne	(290)	(519)

NET LOSS	$(3,652)	$(3,024)

LOSS PER SHARE:
Basic and diluted:
Loss from continuing operations	$(0.09)	$(0.08)
Loss from discontinued operations	$(0.02)	$(0.02)

Net loss	$(0.11)	$(0.10)

Weighted average number of common shares outstanding	34,123,713	31,104,194

The accompanying notes are an integral part of these condensed statements.

MEDICSIGHT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In $ thousands, except per share amounts)

	Nine months	Nine months
	Ended	Ended
	September 30, 2005	September 30, 2004
	(unaudited)	(unaudited)

REVENUES	$—	$—

EXPENSES:
Selling, general and administrative charges	7,057	7,453
Research and development cost	1,721	2,221
Impairment of investment	—	70

	8,778	9,744

Operating loss	(8,778)	(9,744)

OTHER INCOME
Interest and other income	61	82

LOSS BEFORE INCOME TAX BENEFIT REALIZED, MINORITY INTEREST AND DISCONTINUED OPERATIONS	(8,717)	(9,662)

INCOME TAX BENEFIT REALIZED	883	—

LOSS BEFORE MINORITY INTEREST, AND DISCONTINUED OPERATIONS	(7,834)	(9,662)

MINORITY INTEREST	—	605

DISCONTINUED OPERATIONS:
Loss from impairment of assets held for sale	(394)	—
Loss from operations of Lifesyne	(882)	(1,175)

Net loss	$(9,110)	$(10,232)

LOSS PER SHARE:
BASIC AND DILUTED
Loss from continuing operations	$(0.23)	$(0.30)
Loss from discontinued operations	$(0.04)	$(0.04)

Net loss	$(0.27)	$(0.34)

Weighted average number of common shares outstanding	33,687,045	30,157,023

The accompanying notes are an integral part of these condensed statements.

MEDICSIGHT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In $ thousands)

	Nine months Ended	Nine months Ended
	September 30, 2005	September 30, 2004
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,110)	$(10,232)
Loss from discontinued operations	(1,276)	(1,175)
Loss from continuing operations	(7,834)	(9,057)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	355	570
Impairment of investment	—	70
Minority interest in net loss of subsidiary	—	(605)
Loss on disposal of fixed assets	69	—
(Increase)/decrease in assets
Accounts receivable	26	1
Prepaid expenses and other current assets	8	61
Sales tax receivable	590	(117)
(Decrease) in liabilities
Accounts payable	(156)	(1,185)
Accrued expenses	(650)	(69)

Net cash provided by/(used in) operating activities	(7,592)	(10,331)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of fixed assets	300	—
Purchase of fixed assets	(101)	(234)
Net cash used in investing activities	199	(234)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(333)	(47)
Decrease of bank overdraft	—	(196)
Proceeds from sale of common stock	4,676	22,851
Decrease in short term debt – related party	—	(2,880)
Net cash provided by financing activities	4,343	19,728

Effect of exchange rates on cash and cash equivalents	174	(19)

Discontinued Operations	(651)	(1,175)

NET CHANGE IN CASH & CASH EQUIVALENTS	(3,527)	(7,969)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	5,276	845

CASH & CASH EQUIVALENTS, END OF PERIOD	$1,749	$8,814

SUPPLEMENTAL DISCLOSURES OF CASH PAID
Interest	4	38
Income tax benefit realized	(883)	—

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

(2)                               Basis of Presentation and liquidity

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the Fiscal years ended December 31, 2004. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented. All significant inter-company transactions have been eliminated in consolidation.

The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

The unaudited condensed consolidated include the accounts of Medicsight, Inc. and its subsidiaries in which it has a controlling interest.  All inter-company accounts have been eliminated in consolidation.  The Company has ceased recognizing the minority interest in its consolidated subsidiaries losses because the losses have exceeded the minority shareholders equity interest in the subsidiary.

These unaudited condensed consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant operating losses since inception. As a result, the Company has generated negative cash flows from operations, and has an accumulated deficit at September 30, 2005 and there is uncertainty with respect to the availability and the utilization of its credit facility with Asia IT Capital Investments Limited (a related party) – see Note 3. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities and borrowed funds. The Company will continue to seek additional funding when required and is actively developing the technology in order to bring it to market. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance, however, that management’s efforts will be successful or that the products the Company develops and markets will be accepted by consumers.

(3)                               Lines of Credit

On December 15, 2000, the Company entered into an unsecured credit facility with Asia IT, which provides a $20,000,000 line of credit. Such line of credit originally expired on December 31, 2001, but has been extended until June 30, 2008. Interest on advances under the credit facility accrues at 2% above US LIBOR. The Company can draw down on this credit facility for its financing requirements, upon approval by the Company’s Board of Directors and subject to approval by Asia IT (such approval not to be unreasonably withheld). The Company is restricted from borrowing funds, directly or indirectly, other than through the credit facility with Asia IT, without the consent of Asia IT. The availability of the credit facility would be reduced upon the Company’s sale of any of its investment assets. The amounts drawn and interest charged under this facility are repayable on demand or at the maturity of the facility.

On November 20, 2001, MS-PLC entered into a £10,000,000 ($18,000,000) credit facility with Asia IT.  Such facility matures on June 30, 2008 and is secured by a lien on all assets of MS-PLC.  Interest on outstanding amounts accrues at 2% above GBP LIBOR.  The loan is convertible into ordinary shares in MS-PLC on announcement of an Offer to Subscribe, Placing or other public offering of its ordinary shares, at the same price per share as the offering price.

At September 30, 2005, the Company had not drawn down any funds under the $20,000,000 facility with Asia IT, and MS-PLC had not drawn down any funds under its £10,000,000 ($18,000,000) facility with Asia IT.

(4)                               Discontinued Activities

During the third quarter of 2005 a plan was initiated for the disposal of the Lifesyne business.  In accordance with Statement of Financial Accounting Standards No. 144 Accounting for Impairment or disposal of Long-Lived Assets Lifesyne has been accounted for as discontinued operations.  Accordingly, our financial statements have been restated to reflect the Lifesyne Segment as a discontinued operation in our consolidated statements of operations and cash flows for all periods presented.  Statement of operations information presented in the notes to consolidated financial statements has been restated to reflect continuing operations for all periods presented. Balance sheet information presented in the notes to consolidated financial statements has been restated to reflect continuing operations for 2005 only.  In addition, the September 30, 2005 consolidated balance sheet reflects the assets and liabilities of the discontinued operations as held for sale.

On November 10, 2005 Lifesyne was sold to an independent third party for approximately $450,000. On August 18, 2005 MS-PLC entered into an option agreement with the purchaser to acquire Lifesyne for a non-refundable deposit of approximately $90,000 as the purchaser needed further time to arrange the financing for the acquisition. This deposit constituted part of the sale proceeds on completion of the acquisition. At that time the net assets of Lifesyne totaled approximately $844,000 leading to an impairment loss of approximately $394,000.

Revenues and operating losses for Lifesyne follow:

	$(000)
	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Revenues	$113	$111	$395	$399
Operating losses	$290	$519	$882	$1,175

(5)                               Stockholders’ Equity

During the nine months ended September 30, 2005 the Company issued approximately 1,298,000 shares of restricted stock raising $4,676,000 (net of commissions paid to Asia IT investments Ltd (“Asia IT”), a related party) as part of a private placement.

(6)                               Accounting for Stock Based Compensation

On March 20, 2003, the Board of Directors of MS-PLC approved a stock option plan “A” for its employees and reserved 4,000,000 shares of its common stock for issuance upon exercise of options granted under this plan. On April 19, 2003, the Remuneration Committee of MS-PLC also approved the stock option plan and implemented it on April 30, 2003 granted options over 2,828,600 shares to employees of MS-PLC. At September 30, 2005 there were 1,872,500 options outstanding and 100% of the options issued were exercisable under this plan.

On September 30, 2004 MS-PLC granted options over 3,400,500 shares to its employees under the stock option plan “B”. Subsequently on August 15, 2005, the Board of Directors of MS-PLC approved the stock option plan “B”. At September 30, 2005 there were 2,057,700 options outstanding and 70% of the options issued were exercisable under this plan after MS-PLC had passed certain vesting criteria.

On June 30, 2005 MS-PLC granted options over 200,000 shares to its employees. Subsequently on August 15, 2005, the Board of Directors of MS-PLC approved a stock option plan “C”. At September 30, 2005 there were 200,000 options outstanding and none of the options issued were exercisable. Options issued under this plan vest equally after employees have been employed for 12, 24 and 36 months.

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

	Nine months	Nine months	Three months	Three months
	Ended	Ended	Ended	Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	$’000	$’000	$’000	$’000

Net loss as reported:	(9,110)	(10,232)	(3,652)	(3,024)

Fair value method of stock based compensation	(833)	(165)	(563)	(121)

Proforma net loss	(9,943)	(10,397)	(4,215)	(3,145)

Reported earnings per common share Basic and diluted	(0.27)	(0.34)	(0.11)	(0.10)
Proforma earnings per common share Basic and diluted	(0.29)	(0.34)	(0.13)	(0.10)

(7)                               Goodwill and Other Intangible Assets

The Company adopted SFAS No. 142 effective January 1, 2002. Under this standard, goodwill will no longer be amortized over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise.

(8)                               Security Deposits

As MS-PLC occupies approximately 95% of 46 Berkeley Square it acquired the security deposit on the offices for cash from International Cellulose Company Ltd in February 2003. The value of the security deposit is £470,000 ($827,000) and is interest-bearing.

(9)                               Lease Commitments

The Company had entered into property leases for the Westminster and Ravenscourt centers through its Lifesyne subsidiary. Following the sale of Lifesyne the Company has no outstanding formal property lease agreements.

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

(10)                        Income Tax Benefit Realized

The receipt of $883,000 relates to a tax credit paid by the United Kingdom taxation authorities in the second quarter of Fiscal 2005 under its R&D tax relief scheme for small and medium enterprises to MS-PLC. The tax credit can either be set-off against taxable profits or, if not available, can be paid. If it is paid then this is set-off against the net operating loss carry forwards. The basis for the R&D relief is too encourage the development of new technologies and is only applicable to the research and development of a new technology and not a product.

The receipt represented the tax credit received for expenditures incurred between November 2001 and December 2003. The Company did not accrue for any potential tax credit for Fiscal 2004 as it has determined that the completion date of the new technology occurred at the end of Fiscal 2003 and therefore no application for Fiscal 2004 will be made.

(11)                        Comprehensive Income

As of September 30, 2005 and the nine months and quarter then ended, comprehensive income is comprised of a net loss from operations and the net effect of foreign currency translation adjustments. This comprised a net loss of $9,110,000 and $3,652,000 and foreign currency translation adjustments of $105,000 and ($43,000), resulting in comprehensive loss of  $9,215,000 and $3,609,000, respectively.

(12)        Recent Accounting Pronouncements

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

In December 2004, the FASB issued Statement 153,”Exchanges of Non-monetary Assets, an amendment of APB Opinion No.29.” The standard is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged and eliminates the exception under APB Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for exchanges of non-monetary assets that do not have commercial substance. The standard is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company cannot determine the impact of SFAS 153 at this time.

In December 2004, the FASB issued Statement 123 (revised 2004),”Share-Based Payment.” The standard eliminates the disclosure-only election under the prior SFAS 123 and requires the recognition of compensation expense for stock options and other forms of equity compensation based on the fair value of the instruments on the date of grant. The standard is effective for fiscal years beginning after June 15, 2005.

(13)        Subsequent Events

Between October 1, 2005 and November 10, 2005 the Company issued approximately 2,003,000 shares of restricted stock raising $7,729,000 (net of commissions paid to Asia IT, a related party) as part of a private placement. As part of this transaction Asia IT Nominees Ltd (“Asia Nominees”), a related party, acquired 1,050,000 shares for $4,200,000 and Mr. Tim Paterson-Brown, Chief Executive Officer and Director of Medicsight, Inc., acquired 250,000 shares for $1,000,000.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICSIGHT, INC.

	By:	/s/ TIM PATERSON-BROWN
Tim Paterson-Brown
Chief Executive Officer

	By:	/s/ PAUL A. GOTHARD
Paul A. Gothard
Chief Financial Officer

November 14, 2005