Form 10-K
period 2005-12-31
MEDICSIGHT INC
filed 2006-03-29
CIK 1001601

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
 SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005.

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.            Yes  ☐        No  ☒

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large Accelerated Filer ☐	Accelerated filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).          Yes       ☐      No      ☒

The aggregate market value of the common stock of Medicsight, Inc. held by non-affiliates of the registrant was $14,036,705 based on the average bid and asked prices of such common equity as of June 30, 2005.

As of March 29, 2006 the number of shares of common stock, par value $0.001 per share, of Medicsight, Inc. issued and outstanding was 37,667,883.

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

PART I

ITEM 1.                  BUSINESS.

General

Medicsight, Inc. was originally incorporated as a Utah corporation in 1977 and was re-incorporated in Delaware in 2000. All references in this report to “the Company”, “we” or “us” refer to Medicsight, Inc. and subsidiaries. The Company has two primary business objectives:

•                  To conceive, develop and commercialize innovative medical imaging applications derived from our core technology known as Medicsight CAD.

•                  To establish a global online community for medical imaging professionals (to be known as MedicExchange) with a rich selection of specialist clinical content for registered users combined with a product marketplace where medical imaging vendors can sell their solutions online.

During 2005 the Company initiated a plan of disposal of the Lifesyne scanning business which was subsequently sold in November 2005 and its results are reflected as discontinued operations.

During the year ended December 31, 2005 the Company raised $12,035,000 (net of commission and expenses) by issuing 3,327,000 restricted shares of common stock.

The Company raised a further $3,600,000 (net of commission and expenses) on January 13, 2006 by issuing 1,000,000 restricted shares of common stock and is reflected as common stock subscribed but unissued at December 31, 2005. The Company had received the funds prior to the December 31, 2005 and is reflected as cash held for common stock subscribed but unissued at December 31, 2005.

These private placements were underwritten by Asia IT Capital Investments Limited (“Asia IT”), a related party. Asia IT received commissions of $1,630,000 on the above private placements.

On March 17, 2006 the Company raised a further $990,000 (net of commission and expenses) by issuing 275,000 restricted shares of common stock. Asia IT earned commissions of $110,000 on the above private placement.

During the year ended December 31, 2004 the Company raised $23,310,000 (net of commission and expenses) by issuing 8,579,000 restricted shares of common stock. These private placements were underwritten by Asia IT, a related party. Asia IT received commissions of $2,410,000 on the above private placement.

The Company’s authorized share capital is 40,000,000 shares of common stock, par value $0.001. At March 27, 2006, 37,667,883 shares of common stock had been issued.

We maintain our corporate offices at 46 Berkeley Square, London, W1J 5AT, United Kingdom, telephone
+44 (0) 207-598-4070, facsimile: +44 (0) 207-598-4071.

Business Strategy

We have four principal operating subsidiaries: Medicsight PLC (“MS-PLC”), Medicsight U.S.A., Inc (“MS-US”) (previously Lifesyne U.S.A.), Medicsight (International) Limited (“MIL”) and Medic Exchange, Inc (“MDX”) (previously known as Medicsight On-line, Inc (“MOL”).

Lifesyne UK Limited (“Lifesyne”) was sold to an independent third party in November 2005 and is reported as discontinued operations. In addition Medicsight Asset Management Limited (“MAM”) ceased operations during the year.

MS-PLC. Our majority-owned subsidiary, MS-PLC, is currently engaged in efforts to commercialize the groups CAD products (“Medicsight CAD”). At December 31, 2005 and December 31, 2004, the Company owned 70,677,300 ordinary shares in MS-PLC, constituting 81.8% of the outstanding shares.

MS-US. MS-US (previously Lifesyne US) is also a wholly owned subsidiary of MS-PLC, was established to co-ordinate operations in the United States of America and is based in Nashville, Tennessee.

MIL. MIL, a wholly owned subsidiary of MS-PLC, was established to co-ordinate operations outside the United States of America and Europe and is based in Geneva, Switzerland.

MDX. MDX, a majority-owned subsidiary, incorporated in Delaware is currently engaged in developing the online business – “MedicExchange” and began operating in January 2006. The Company owns 90% of MDX and 10% is owned by Compile Nominees Limited, a company registered in Gibraltar, who is assisting MDX with the development of the portal.

Lifesyne. Lifesyne was a wholly owned non-core subsidiary of MS-PLC that was established in September 2002 to provide scanning services and thereby acquire patient CT scan data necessary to test and validate the Medicsight CAD software. Lifesyne operated one scanning center in Westminster, London. On November 10, 2005, we sold Lifesyne to an independent third party for approximately $450,000. At that time the net assets of Lifesyne totaled approximately $844,000 leading to an impairment loss of approximately $394,000.

Revenues and operating losses for Lifesyne follow:

	December 31, 2005	$(000) December 31, 2004	December 31, 2003
Revenues	$427	$538	$276
Operating losses	$1,084	$1,563	$1,155
Loss from impairment	$394	$582	$—

MAM. MAM is also a wholly owned subsidiary of MS-PLC that was established in September 2002 for the purpose of acquiring fixed assets on behalf of the operating entities in the group. As Lifesyne’s strategy changed MAM’s business was limited so all assets were transferred to MS-PLC or Lifesyne at market value or fully impaired on December 31, 2004. The impairment relating to the assets transferred to Lifesyne in Fiscal 2004 is included in discontinued items above. MAM has ceased trading now that all of its assets have been disposed of.

MedicExchange

MedicExchange is being established to provide medical imaging professionals with a global online community containing a variety of relevant clinical papers, training materials and content. This combined with a multi-vendor online sales channel for diagnostic, treatment and surgery planning solutions will give these professionals access to information and products that they otherwise would have difficulty accessing. We believe that our low cost, on demand, digitally downloadable model is unique in this sector.

MedicExchange will offer medical imaging software vendors a single channel through which they can access a large community of medical imaging professionals globally in order to sell and market their product solutions. MedicExchange is scheduled to be available in mid-2006.

Product Benefits

MedicExchange will provide vendors the opportunity to sell a variety of applications directly to radiologists in an efficient and low-cost manner (web-based downloads). MedicExchange will offer traditional pricing plans in addition to flexible “per use” pricing. This decreases the financial purchasing risk and setup times for radiologists by giving them an attractive pricing model via an online channel.

MedicExchange will seek to add value for the radiologists by delivering a centralized meeting place for clinical information, information collaboration and training services.

MedicExchange intends to cover the following imaging specialty areas: Women’s Imaging, Cardiology, Gastroenterology, Thoracic, Orthopedic and Neurology.

Market Opportunity

Radiologists expect frequency of computed tomography (“CT”) procedures to grow by over 35% over the next five years (source: Frost & Sullivan research). Traditional original equipment manufacturers (“OEM”) typically control the access to these applications and charge high per unit price points (typically $50,000 to $200,000). These high price points create long sales cycles. The “per use” pricing model removes this obstacle to purchase. Online product purchasing and downloads create a flexible, on demand usage model.

Radiologists state a preference for the concept of a “per use” pricing model and web-based downloadable tools. Over 80% would consider a dedicated internet portal for their area of specialty a useful service (source: Frost & Sullivan research).

What differentiates the company?

By creating strong relationships with our 3rd party partner vendors MDX intends to develop the clinical information and contacts, provide products and product demonstrations, training and support that will result in MedicExchange achieving its aim to be the leading global portal for clinical vendors and professionals.

MedicExchange aims to provide essential information, training and collaborative tools to attract customers, enable them to use the demonstration applications, purchase the applications and retain them as repeat users.

The MedicExchange portal will be a global distribution portal (initially with websites in the U.S., Europe and Asia). We believe that the MedicExchange could materially change the way in which new medical products reach the market. Other websites in the area, in our view, have not been able to take full advantage of the expressed desire in the medical community for portals, such as the MedicExchange, because their product offerings are limited compared tothose of MedicExchange.

Medicsight CAD

Medicsight CAD products help clinicians identify, measure, and analyze suspicious pathology, such as colorectal polyps and lung lesions. For the last four years, the Company has been working on developing advanced technical algorithms in this area employing a team of scientists, image processing experts and software developers.

To date, MS-PLC has focused on two of the leading causes of premature death, lung cancer and colorectal cancer. Between them, these diseases are responsible for over 8.5 million premature deaths globally. There is increasing evidence that early detection leads to an improved life expectancy. Developing technology that enables early detection of lung and colorectal cancers has been a core focus of our product development. However,

MS-PLC’s technology is scalable to many other disease areas. We have plans to further extend our technologies to new areas of abdominal imaging such as liver during 2006.

The Company’s CAD products include ColonCAD Application Programming Interface (“API”), the first CAD technology available for CT colonography, and LungCAD API. Medicsight CAD software is provided to medical imaging partners as an integrated solution and will also be available online through MedicExchange directly to clinicians.

Product benefits

Medicsight CAD products enable radiologists to read CT scans using a “concurrent-read” approach. Unlike “second-read” software, in which software is used after radiologists complete their primary review, concurrent-read software enables radiologists to review the original, “unfiltered” images side-by-side simultaneously, with a software-enhanced image showing regions of interest.  MS-PLC believes that using CAD in a concurrent-read capacity increases colonic polyp and lung nodule detection efficiency by minimizing the impact on existing radiology workflows while providing valuable additional information to the radiologist.

In terms of clinical practice and therefore market segmentation, our products can be split between diagnostic treatment and screening;

“Diagnostic” products; incidental “disease detection” and “disease tracking”. These products have been designed to be used in symptomatic patients but to detect other diseases incidental to those for which the investigation was originally requested. Subsequently, these incidentally identified lesions may be tracked so that their progress may be monitored by measurement.

“Screening” products; population screening of asymptomatic patients. CAD CT seeks to provide a cost effective solution to identify certain diseases sufficiently early to make population screening programs more cost effective in terms of life years saved.

Market Opportunity

MS-PLC has to date focused on multi slice CT scan analysis. In the world today, there are over 120 million scans done a year. Over a third of these are conducted in the U.S. These are nearly all diagnostic scans – that is, scans on patients with symptoms. When screening of asymptomatic patients begins (scans of patients without specific symptoms), we expect these figures to increase dramatically.

For colorectal cancer (“CRC”) alone, the market opportunity can be summarized as follows:

CRC Screening in Medicsight Core Geographics (USA, Europe, China, Japan)
Total population	2,070,000,000
At risk population (50 yrs+ M/F)	455,400,000
Assume 50% of population uptake to screen for CRC	227,000,000
Assume 10% of this population screened using computed tomographic colonography (“CTC”) (suggested figure as quoted at 5th international congress VC, Boston).	22,700,000
Potential market opportunity assuming a $50 charge per scan	$1.1billion

What differentiates the Company.

MS-PLC delivers to the market innovative products that are clinically developed and supported by leading scientists and physicians. We have:

•                                          Commercial agreements with key distribution partners that allow the efficient and cost effective delivery of our products to the market

•                                          Online distribution model through MedicExchange

•                                          High performance CAD for Colon and Lung

•                                          CE and FDA approvals

•                                          Support from a network that includes some of the leading scientists and physicians

•                                          Access to large clinical databases

•                                          Significant investment in the protection of our intellectual property

How does this evidence itself?

•                                          Contracts signed with TeraRecon, Inc, Viatronix, Inc and Vital Images, Inc.

•                                          Letters of intent (“LOI”) signed with a number of other partners including Barco

•                                          National Cancer Centre (“NCC”), Tokyo agreed to conduct all MS-PLC Japanese Clinical Studies

•                                          Beijing Cancer Institute (“BCI”), Beijing agreed to conduct all MS-PLC Chinese Clinical Studies

•                                          Radiological Society of North America (“RSNA”) 2005 – Medicsight multi-partner Integrated CAD launch

•                                          RSNA 2005 – Seven peer reviewed papers accepted for presentation

•                                          MedicExchange online distribution launches mid-2006

Business Development

MS-PLC has signed non–exclusive agreements with TeraRecon, Inc (for the distribution of both LungCAD and ColonCAD), Viatronix, Inc (for the distribution of both LungCAD and ColonCAD) and Vital Images, Inc (for the distribution of Colon CAD). These agreements are part of the the Company’s plans to commercialize its advanced imaging technology on a worldwide basis. MS-PLC CAD software is integrated into the partner companies’ existing product offerings.

TeraRecon has successfully integrated MS-PLC’s ColonCAD and LungCAD software into TeraRecon’s flagship Aquarius family of medical imaging. The combined TeraRecon / Medicsight imaging system made its debut in November 2005 at the annual meeting of the Radiological Society of North America (“RSNA”) in Chicago, Illinois.

Viatronix has successfully integrated MS-PLC’s ColonCAD and LungCAD software into its V3D TM Colon and V3DTM Explorer software applications. This was shown at the RSNA conference in Chicago in November 2005.

Vital Images has successfully integrated MS-PLC’s Colon CAD software into its CT Colonography application which is part of the VitreaTM software package. This was also shown at the November 2005 RSNA conference in Chicago.

In addition to these signed partnerships, MS-PLC is in discussion with a number of other major imaging companies in North America and Europe and is looking to have further announcements in the near future.

In Japan, we expect to finalize agreements for distribution of MS-PLC LungCAD and ColonCAD are expected in the coming months.

The Company sees Japan and China as strategically important in terms of future growth and believes that the extensive business development and commitment of opening offices in these countries should lead to further opportunities and announcements in these areas in 2006.

Regulatory Process

In order to release new products into a specific market, MS-PLC must gain regulatory approvals for its Medicsight CAD products. In the U.S., the Food and Drug Administration (“FDA”) is the regulatory authority. In Europe, regulatory approval is gained through Conformité Europeène (“CE”) marking. The procedure used and timescales involved differ depending on the region but fundamentally each region requires evidence of products being developed under a strict quality management system. In October 2005 we gained ISO 13485:2003 certification confirming the MS-PLC’s compliance with international quality standards. All of our products are designed, built, distributed and supported to this level of quality control.

MS-PLC can follow one of two routes to obtain FDA approval for its products: a pre-market notification (“510(k)”) or a pre-market assessment (“PMA”). A 510(k) application is submitted when the product is substantially equivalent to an existing legally marketed device. A PMA is required for higher risk products and is the more stringent route which requires scientific evidence to demonstrate that the product is safe and effective for its intended use.

For European CE approvals, a company is required to be regularly audited by an external notified body to demonstrate an effective quality system. If successful, the company may then label its products with CE mark.

Markets such as China and Japan have their own regulatory bodies but these often require companies outside of these markets to show evidence of an existing CE or FDA approval for a product before gaining approval in the local market.

MS-PLC has a significant amount of experience in preparing, submitting and gaining regulatory approvals for its products. In the US, MS-PLC has existing FDA 510(k) approvals for its LungCAR and ColonCAR products and has approvals pending for the recent ColonCAD and LungCAD releases. In Europe, MS-PLC has CE approval for all released products and is regularly audited by an external notified body. MS-PLC is seeking approvals for its ColonCAD and LungCAD products in Japan and China. As each new product is prepared for release, MS-PLC’s internal regulatory team prepares the regulatory documentation for each market in order to allow that product to be marketed and sold.

Because MS-PLC manages the approval process, its business partners can rapidly integrate and release their own products containing Medicsight CAD technology more quickly than if they had to gain all the approvals independently.

We regard our extensive experience in successfully obtaining European and FDA approvals as a valuable asset of the Company. We believe this experience will be useful in our efforts to obtain approval for our products in new markets such as China and Japan.

Risk Factors

We cannot assure you that the Company will be successful in commercializing the Medicsight CAD products or the MedicExchange portal, or if the products or the portal are commercialized, that they will be profitable to the Company. We face obstacles in commercializing the Medicsight CAD products and the MedicExchange portal and in generating operating revenues as detailed below.

The Company does not believe that there is currently any comparable system that is competitive with the Medicsight CAD products. There are computer-aided diagnostic systems that operate in the field, but, in our view, such other systems are more dependent than ours on human resources to carry out the analysis. We are not aware of other systems in the field that have the automated capability of our products.

The Company has had only a limited operating history and no revenues from its continuing operations upon which an evaluation of its prospects can be made. The Company’s prospects must be considered keeping in mind the risks, expenses and difficulties frequently encountered in the establishment of a new business in constantly changing industry. There can be no assurance that the Company will be able to achieve profitable operations in the foreseeable future or at all.

The Company has identified a number of specific risk areas that may affect the Company’s operations and results in the future:

Technical Risks. The Medicsight CAD system may not deliver the levels of accuracy and reliability needed, or the development of such accuracy and reliability may be delayed.

Market Risks. The market for the Medicsight CAD products and MedicExchange may be slower to develop or smaller than estimated or it may be more difficult to build the market than anticipated. The medical community may resist the Medicsight CAD and MedicExchange products or be slower to accept them than we expect. Revenues from Medicsight CAD and MedicExchange may be delayed or costs may be higher than expected which may result in the Company requiring additional funding.

Regulatory Risks. The Medicsight CAD system is subject to regulatory requirements in the United States Europe, Japan, China and our other targeted markets. Necessary regulatory approvals may not be obtained or may be delayed. We may incur substantial additional cost in obtaining regulatory approvals for our products in our targeted markets.

Competitive Risks. There are a number of groups and organizations, such as software companies in the medical imaging field, scanner manufacturers, screening companies and other healthcare providers that may develop a competitive offering to the Medicsight CAD and MedicExchange. In addition these competitors may have significantly greater resources than the Company. We cannot make any assurance that they will not attempt to develop such offerings, that they will not be successful in developing such offerings or that any offerings they do develop will not have a competitive edge over Medicsight CAD and MedicExchange.

Financial Risk. The Company has incurred significant operating losses since inception and has generated no revenues from continuing operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit at December 31, 2005. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities and borrowed funds. The Company is currently seeking additional funding and is actively developing the technology in order to bring it to market. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products the Company develops and markets will be accepted by consumers.

Corporate Structure. The Company’s corporate structure may make it more difficult or costly to take certain actions. The Company conducts substantially all its business through MS-PLC, a U.K. public company which is 81.8% owned by the Company, and through MS-PLC’s subsidiaries in the United Kingdom and the United States and through MDX, which is 90% owned by the Company. Although the Company and MS-PLC share directors and management, they are required to comply with corporate governance and other laws and rules applicable to public companies in the United Kingdom and the United States.  Should the Company propose to take any action, such as a transfer or allocation of assets or liabilities between the Company and MS-PLC, the Company would have to take into consideration the potentially conflicting interests of the Company’s stockholders and the minority stockholders of MS-PLC.  This may deter the Company from taking such actions that might otherwise be in the best interest of the Company or cause the Company to incur additional costs in taking such actions. MS-PLC would not be able to pay dividends or make other distributions of profits or assets to the Company without making pro rata payments or distributions to the minority stockholders of MS-PLC.  Although neither MS-PLC nor the Company has plans to pay dividends or make distributions to its shareholders, the Company’s corporate structure may deter MS-PLC and the Company from doing so in the future. This risk will also apply to MDX as it begins its operations this year as the Company owns 90% of MDX’s equity.

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

Employees

As of March 27, 2006, the Company and its subsidiaries had 59 employees, all of whom are full-time employees. Our employees are not part of a union. We believe that we have an excellent relationship with our employees.

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

The Company has filed patent applications in the United Kingdom, the United States, the European Patent Office and under the International Patent Cooperation Treaty (which currently has 128 member countries) covering our core technologies and their applications. We have recently filed new patent applications covering technology of both Medicsight CAD and MedicExchange and intend to continue filing new applications in the future.  Although prior art searches have been carried out, we cannot provide assurance that any or all of these patents will be granted or that they will not be challenged, or that rights granted to us would actually provide us with advantage over our competitors. The Company actively reviews third party patents but is not currently aware of any that our products will infringe.

We have filed applications to register “Medicsight”TM, “Lifesyne”TM  , “Medicsight Colon Screen”TM, “Medicsight Heart Screen”TM,  “Medicsight Lung Screen”TM, “Colon CAR”™, “Lung CAR”™, “Computer Assisted Reader” TM and “Medicsight ImageView” TM as trademarks in the United Kingdom, the European Community and the United States. These trademarks are important to the corporate identity in connection with Medicsight CAD.

Failure to register appropriate patents, copyrights or trademarks in any jurisdiction may impede our ability to create brand awareness in our products, result in expenses in pursuing our rights with respect to our intellectual property, or result in lost revenues due to intellectual property disputes. Where we may be required to purchase licenses from sellers with prior rights in any country, we cannot assure you that we will be able to do so at a commercially acceptable cost.

Research and Development

Under United States generally accepted accounting principles, costs incurred in connection with the development of software products that are intended for sale are accounted for in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. Costs incurred prior to technological feasibility being established for the product are expensed as incurred. Technological feasibility is established upon completion of a detailed program design or, in its absence, completion of a working model. Thereafter, all software production costs can be capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. Amortization commences when the product is available for general release to customers.

The Company concluded that capitalizing such expenditures on completion of a working model was inappropriate because the Company did not incur any material software production costs and therefore has decided to expense all research and development costs. The Company’s research and development costs are comprised of staff and consultancy costs expensed on the Medicsight CAD system.

During 2005, 2004 and 2003 the Company expended $2,363,000, $2,972,000 and $2,498,000 respectively for research and development expenses for its products. We cannot predict the amount of additional expenditures that will be necessary prior to achieving commercialization of our products.

Major Customers

In 2005 the Company’s gross revenues from operations were derived solely from the Company’s discontinued scanning operations.

Governmental Regulation

Medicsight CAD has been designed to analyze digital data from medical scanners, such as CT, MRI and CAT scans, and provides improved analysis to enable the clinician to identify areas of possible abnormality. Medicsight CAD will be subject to governmental regulation in the United Kingdom, Europe and the United States. We are not currently certain of the level of regulation that will be applied to Medicsight CAD in any specific jurisdiction. The level of governmental regulation in the jurisdictions in which we engage, or expect to engage, in business may vary. Any such regulation could delay the commercial introduction of Medicsight CAD and could significantly increase our costs of operations.

General

Our corporate address is 46 Berkeley Square, London W1J 5AT, United Kingdom. Our telephone number is
+44-20-7598-4070. Our web address is www.medicsight.com. Information on our website is not deemed to be a part of this Annual Report.

ITEM 2.                  PROPERTIES.

We maintain our corporate offices at 46 Berkeley Square, London W1J 5AT, United Kingdom. The office is comprised of 9,642 square feet. We do not have a formal, written lease for these offices. Until June 30, 2003, rent was paid quarterly in advance to a property management company, Berkeley Square Ventures Limited, which in turn collects the rent for Yang Cellulose Company Limited (“YCCL”) (previously International Cellulose Company Limited), the entity that holds the lease on the property. Subsequent to June 30, 2003, rent has been paid directly to YCCL. In November 2001, YCCL was acquired by Macniven and Cameron Equity Holdings Limited (“M&C”) (previously STG Holdings PLC), a major shareholder of the Company. We have additional satellite offices in Nashville, Tennessee, Japan and China.

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

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

The shares of our common stock have been quoted on the American Stock Exchange (www.amex.com) since December 19, 2005. The common stock is trading under the symbol “MGT”.

Prior to December 19, 2005 the Company’s common stock was quoted on the OTC-Bulletin Board, maintained by the National Association of Securities Dealers, Inc under the symbol “MSHT”

The following table sets forth the range of high and low bid information for Medicsight, Inc common stock for each quarter within the last two fiscal years:

	Bid Quotations ($)
Period	High	Low

As quoted on the American Stock Exchange
2006
January 1 to March 27	5.00	4.70
2005
December 19 to December 31	5.00	5.00

As quoted on the OTC-Bulletin Board
2005
October 1 to December 18	5.00	4.95
Third Quarter	5.05	4.85
Second Quarter	5.50	4.90
First Quarter	5.15	4.85

2004
Fourth Quarter	5.50	4.35
Third Quarter	4.85	4.40
Second Quarter	4.75	4.48
First Quarter	4.60	3.20

These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

As of March 27, 2006, there were 907 holders of record of the Company’s common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

All the Company’s Equity Compensation Plans are issued by our majority-owned subsidiary, MS-PLC and not the Company to employees of MS-PLC. All securities that are issuable under these plans are MS-PLC shares. MS-PLC’s shares are not currently quoted on any recognized stock exchange. All MS-PLC’s equity plans allow employees the option to purchase MS-PLC’s shares at £1.00 ($1.65).

On March 20, 2003, the Board of Directors of MS-PLC approved a stock option plan “A” for its employees and reserved 4,000,000 shares of its stock for issuance upon exercise of options granted under this plan. On April 30, 2003, MS-PLC granted options over 2,828,600 shares of MS-PLC to its employees. At December 31, 2005 there were 1,872,500 options outstanding and 100% of the options issued were exercisable under this plan.

On September 30, 2004, MS-PLC granted options over 3,400,500 shares of MS-PLC to its employees under a stock option plan “B”. At December 31, 2005, there were 2,043,700 options outstanding and 70% of the options issued were exercisable under this plan.

On June 30, 2005, MS-PLC granted options over 230,000 shares of MS-PLC to its employees under a stock option plan “C”, which was subsequently adopted by the Board of Directors of MS-PLC on August 15, 2005. At December 31, 2005, there were 230,000 options outstanding and none of the options issued were exercisable under this plan. Options issued under this plan vest equally after the grantee has been employed for 12, 24 and 36 months.

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

The following table summarizes the MS-PLC Stock Option activity:

	Stock Options Outstanding
	Shares	Exercise Price Per Share	Weighted Average Exercise Price

Balance January 1, 2004	—	—	—
Granted	2,375,700	$1.65	$1.65
Forfeited	(400,450)
Exercised	—	—	—

Outstanding December 31, 2004	1,975,250	$1.65	$1.65

Granted	3,630,500	$1.65	$1.65
Forfeited	(1,459,550)
Exercised	—	—	—

Outstanding December 31, 2005	4,146,200	$1.65	$1.65

Options exercisable at: December 31, 2005	3,362,850	$1.65	$1.65

Following is a summary of the status of stock options outstanding at December 31, 2005:

		Outstanding Options			Exercisable Options
	Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

“A” Options	$1.65	1,872,500	1 year	$1.65	1,872,500	$1.65
“B” Options	$1.65	2,043,700	1 year	$1.65	1,490,350	$1.65
“C” Options	$1.65	230,000	2 years	$1.65	0	$1.65
		4,146,200			3,362,850

As of January 1, 2006 the Company has adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options and performance awards. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant.

Recent Sales of Unregistered Securities

Between January 1, 2005 and December 31, 2005 the Company issued 3,327,000 shares of common stock at $4.00 per share to a number of institutional investors and private individuals as part of a private placement raising approximately $12,035,000 net of commissions payable to Asia IT, a related party, and expenses. The shares of common stock were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933. The funds raised were used to fund ongoing operations and the acquisition of property and equipment by MS-PLC and its subsidiaries.

On January 13, 2006 the Company issued 1,000,000 shares of common stock at $4.00 per share to a number of institutional investors and private individuals as part of a private placement raising approximately $3,600,000 net of commissions payable to Asia IT, a related party, and expenses The shares of common stock were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933. The funds raised were used to fund ongoing operations and the acquisition of property and equipment by MS-PLC and its subsidiaries.

On March 17, 2006 the Company issued 275,000 shares of common stock at $4.00 per share to a number of institutional investors and private individuals as part of a private placement raising approximately $990,000 net of commissions payable to Asia IT, a related party, and expenses. The shares of common stock were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933. The funds raised were used to fund ongoing operations and the acquisition of property and equipment by MS-PLC and its subsidiaries.

ITEM 6.                  SELECTED FINANCIAL DATA.

The selected financial data set forth below have been derived from the consolidated financial statements of the Company and the related notes thereto. The statement of operations data for the five years ended December 31, 2005 and the balance sheet data as of December 31, 2005, 2004, 2003, 2002 and 2001 are derived from the consolidated financial statements of the Company as at December 31, 2005, 2004, 2003, 2002 and 2001 which have been audited by Amper, Politziner & Mattia, P.C., independent registered public accountants. The following selected financial data should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis and Results of Operations”, which are included elsewhere herein.

(all figures in $ thousands except per share data)	2005	2004	2003	2002	2001

Operating revenues – continuing operations	$—	$—	$—	$—	$—

Loss from continuing operations	(10,738)	(12,885)	(8,941)	(98,844)	(45,845)
Loss from discontinued operations	(1,478)	(2,145)	(1,155)	(69)	—

Net loss	(12,216)	(15,030)	(10,096)	(98,913)	(45,845)

Loss per share from continuing operations	$(0.31)	$(0.42)	$(0.40)	$(5.12)	$(2.47)

Total Assets	$24,486	$21,041	$17,649	$15,430	$87,920

Long term obligations	$6	$223	$306	$42	$19

Dividends declared per common share ($)	$0.00	$0.00	$0.00	$0.00	$0.00

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

The Company has identified a number of specific risk areas that may affect the Company’s operations and results in the future. We cannot assure you that the Company will be successful in commercializing the Medicsight CAD products or the MedicExchange portal, or if the products or the portal are commercialized, that they will be profitable to the Company. We face obstacles in commercializing the Medicsight CAD products and the MedicExchange portal and in generating operating revenues as detailed below.

The Company does not believe that there is currently any comparable system that is competitive with the Medicsight CAD products. There are computer-aided diagnostic systems that operate in the field, but, in our view, such other systems are more dependent than ours on human resources to carry out the analysis. We are not aware of other systems in the field that have the automated capability of our products.

The Company has had only a limited operating history and no revenues from its continuing operations upon which an evaluation of its prospects can be made. The Company’s prospects must be considered keeping in mind the risks, expenses and difficulties frequently encountered in the establishment of a new business in constantly changing industry. There can be no assurance that the Company will be able to achieve profitable operations in the foreseeable future or at all.

The Company has identified a number of specific risk areas that may affect the Company’s operations and results in the future:

Technical Risks. The Medicsight CAD may not deliver the levels of accuracy and reliability needed, or the development of such accuracy and reliability may be delayed.

Market Risks. The market for the Medicsight CAD and MedicExchange may be slower to develop or smaller than estimated or it may be more difficult to build the market than anticipated. The medical community may resist the Medicsight CAD and MedicExchange products or be slower to accept it than we expect. Revenues from Medicsight CAD and MedicExchange may be delayed or costs may be higher than expected which may result in the Company requiring additional funding.

Regulatory Risks. The Medicsight CAD system is subject to regulatory requirements in the United States Europe, Japan, China and our other targeted markets. Necessary regulatory approvals may not be obtained or may be delayed. We may incur substantial additional cost in obtaining regulatory approvals for our products in our targeted markets.

Competitive Risks. There are a number of groups and organizations, such as software companies in the medical imaging field, scanner manufacturers, screening companies and other healthcare providers that may develop a competitive offering to the Medicsight CAD and MedicExchange. In addition these competitors may have significantly greater resources than the Company. We cannot make any assurance that they will not attempt to develop such offerings, that they will not be successful in developing such offerings or that any offerings they do develop will not have a competitive edge over Medicsight CAD and MedicExchange.

Financial Risk. The Company has incurred significant operating losses since inception and has generated no revenues from continuing operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit at December 31, 2005. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities and borrowed funds. The Company is currently seeking additional funding and is actively developing the technology in order to bring it to market. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products the Company develops and markets will be accepted by consumers.

Corporate Structure. The Company’s corporate structure may make it more difficult or costly to take certain actions. The Company conducts substantially all its business through MS-PLC, a U.K. public company which is 81.8% owned by the Company, and through MS-PLC’s subsidiaries in the United Kingdom and the United States and through MDX, which is 90% owned by the Company. Although the Company and MS-PLC share directors and management, they are required to comply with corporate governance and other laws and rules applicable to public companies in the United Kingdom and the United States.  Should the Company propose to take any action, such as a transfer or allocation of assets or liabilities between the Company and MS-PLC, the Company would have to take into consideration the potentially conflicting interests of the Company’s stockholders and the minority stockholders of MS-PLC.  This may deter the Company from taking such actions that might otherwise be in the best interest of the Company or cause the Company to incur additional costs in taking such actions. MS-PLC would not be able to pay dividends or make other distributions of profits or assets to the Company without making pro rata payments or distributions to the minority stockholders of MS-PLC.  Although neither MS-PLC nor the Company has plans to pay dividends or make distributions to its shareholders, the Company’s corporate structure may deter MS-PLC and the Company from doing so in the future. This risk will also apply to MDX as it begins its operations this year as the Company owns 90% of MDX’s equity.

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

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2005 vs. Fiscal Year Ended December 31, 2004

Research and Development. The Company’s research and development expenses for Fiscal 2005 were $2,363,000 as compared to $2,972,000 for Fiscal 2004. The decrease of $609,000 was due to reduction in the numbers of staff required for the development of the products. The Company’s research and development costs were comprised of staff and consultancy costs expensed on the development of MS-PLC’s software products.

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses from continuing operations for Fiscal 2005 were $9,300,000 as compared to $10,578,000 for Fiscal 2004. The decrease of approximately $1,300,000 was due to a number of factors:

•                  Salaries and directors’ and sub-contractors’ compensation declined from $5,009,000 in Fiscal 2004 to $4,595,000 in Fiscal 2005 due to reduction in staff numbers and the reduction of sub-contractors costs (re-structuring of the medical boards).

•                  Rent, rates and service charges declined from $1,623,000 in Fiscal 2004 to $1,418,000 due to the Company requiring less space in 46 Berkeley Square in 2005.

•                  Other savings include travel (due to Company’s review of its requirements in 2005 - $154,000), the cessation of the clinical trial in 2004 and subsequent reduction in medical images costs ($440,000) and a reduction in depreciation following 2004’s impairment review ($348,000).

For Fiscal 2005, the Company did not record an impairment charge from continuing operations. For Fiscal 2004, the Company recorded an impairment to MAM’s property and equipment of $386,000 which relates to the closure of the Ravenscourt centre. This was as a result of the decision to transfer MAM’s assets to MS-PLC and Lifesyne or sell to independent third parties at open market value or fully impair, as its business opportunities were limited due to the change in strategy by Lifesyne.

Impairment Loss on Investments. For Fiscal 2005 there was no impairment charge on investments as compared to Fiscal 2004 where the Company incurred an impairment loss on investments of $70,000 relating to the impairment in the carrying value of Eurindia PLC (“Eurindia”). The Company based this impairment on information provided by Eurindia’s management.

Income Tax Benefit Realized. In Fiscal 2005, MS-PLC received $858,000 relating to a tax credit paid by the United Kingdom taxation authorities under its R&D tax relief scheme for small and medium. The basis for the R&D relief is to encourage the development of new technologies and is only applicable to the research and development of a new technology and not a product.

The tax credit relates to expenditures incurred between November 2001 and December 2003. The Company did not accrue for any potential tax credit for Fiscal 2004 as it has determined that the completion date of the new technology occurred at the end of Fiscal 2003.

Discontinued operations. The revenues from the Company’s discontinued Lifesyne’s scanning operations for Fiscal 2005 was $427,000 as compared to $538,000 for Fiscal 2004. The reduction was due mainly to the 10 month trading period in Fiscal 2005.

The selling, general and administrative expenses from the Company’s discontinued Lifesyne’s scanning operations for Fiscal 2005 was $1,527,000 as compared to $2,101,000 for Fiscal 2004. The reduction was mainly due to a reduction in staff and the 10 month trading period in Fiscal 2005.

For Fiscal 2005, the Company recorded impairment of $394,000 against property and equipment related to the discontinued Lifesyne operations. For Fiscal 2004, the Company recorded impairment of $582,000 against property and equipment related to the discontinued Lifesyne operations.

Net Loss and Net Loss per Share. Net loss was $12,216,000 for Fiscal 2005 compared to a net loss of $15,030,000 for Fiscal 2004. Net loss per share for Fiscal 2005 was $0.36, based on weighted average shares outstanding of 34,224,023, compared to $0.49 for Fiscal 2004, based on weighted average shares outstanding of 30,853,734. The decrease in net loss for Fiscal 2005 is principally due to reduction in selling, general and administrative costs and the realized income tax benefit.

The loss from continuing operations was $10,738,000 for Fiscal 2005 compared to a loss from continuing operations of $12,885,000 for Fiscal 2004. Loss per share from continuing operations for Fiscal 2005 was $0.31, based on weighted average shares outstanding of 34,224,023, compared to $0.42 for Fiscal 2004, based on weighted average shares outstanding of 30,853,734.

Note As the Company’s operating currency is UK sterling (£) its results of operations are affected by changes in the $: £ rates used to translate the revenues and costs. For Fiscal 2005 the average rate was $1.80: £1.00 and for Fiscal 2004 the rate was $1.83: £1.00, a decrease of 1.7%.

Contractual Obligations and Commitments. As of December 31, 2005, the Company was party to a capital lease obligation in the amount of $25,000 for motor vehicles. The obligation for the vehicle lease requires monthly payments of $1,700, including interest, through April 2007. The underlying vehicles secure the lease.

On May 25, 2005, the Company’s discontinued Lifesyne operations settled the outstanding capital lease obligation for its scanner which was subsequently sold. The outstanding capital lease obligation was $286,000 as of December 31, 2004.

The Company’s corporate offices are at 46 Berkeley Square, London W1J 5AT, United Kingdom. There is no formal, written lease for these offices (see ITEM 2 on page 10). Rental costs for 46 Berkeley Square are expected to be approximately $600,000 per annum. The Company has service offices in U.S.A., Japan and China with notice periods of between one and three months to cancel.

Fiscal Year Ended December 31, 2004 vs. Fiscal Year Ended December 31, 2003

Research and Development. The Company’s research and development expenses for Fiscal 2004 were $2,972,000 as compared to $2,498,000 for Fiscal 2003. The Company’s research and development costs were comprised of staff and consultancy costs expensed on the development of Medicsight CAD products. The increase was due to the Company outsourcing additional resources where required.

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses from continuing operations for Fiscal 2004 were $10,578,000 as compared to $8,848,000 for Fiscal 2003.

The amount of salaries and directors’ and sub-contractors’ compensation increased to $5,009,000 in Fiscal 2004 from $3,579,000 in Fiscal 2003. The amount of the increase is due to increases in staff numbers and sub-contractors (including medical board members and radiologists) as the Company has expanded. In Fiscal 2004 the Company incurred costs of $1,458,000 related to marketing and public relations and $487,000 relating to the clinical trials as compared to $1,299,000 and $492,000, respectively, in Fiscal 2003.

For Fiscal 2004, the Company recorded an impairment to MAM’s property and equipment of $386,000 which relates to the closure of the Ravenscourt center. This was as a result of the decision to transfer MAM’s assets to MS-PLC and Lifesyne or sell to independent third parties at open market value or fully impair, as MAM’s business opportunities were limited due to the change in strategy by Lifesyne. No impairment charge was recorded in Fiscal 2003.

Impairment Loss on Investments. For Fiscal 2004, the Company incurred an impairment loss on investments of $70,000 relating to the impairment in the carrying value of Eurindia PLC (“Eurindia”). The Company based this impairment on information provided by Eurindia’s management.

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

Discontinued operations. Revenues from the Company’s discontinued Lifesyne scanning operations for Fiscal 2004 were $538,000 as compared to $276,000 for Fiscal 2003. The increase was due to growth in the number of scans undertaken.

The Company’s selling, general and administrative expenses from the discontinued Lifesyne’s scanning operations for Fiscal 2004 was $1,527,000 as compared to $1,155,000 for Fiscal 2003.

For Fiscal 2004, the Company recorded impairment of $582,000 against property and equipment related to the discontinued Lifesyne operations. For Fiscal 2003 there was no impairment loss.

Net Loss and Net Loss per Share. Net loss was $15,030,000 for Fiscal 2004 compared to a net loss of $10,096,000 for Fiscal 2003. Net loss per share for Fiscal 2004 was $0.49, based on weighted average shares outstanding of 30,853,734, compared to a net loss per share of $0.45 for Fiscal 2003, based on weighted average shares outstanding of 22,203,126. The increase in net loss for Fiscal 2004 is principally due increase in staff costs, the effects of an appreciation of 11.6% in the $: £ exchange rate (see note below) and the limited share of the losses attributable to the minority interest.

The loss from continuing operations was $12,885,000 for Fiscal 2004 compared to a loss from continuing operations of $8,941,000 for Fiscal 2003. Loss per share from continuing operations for Fiscal 2004 was $0.42, based on weighted average shares outstanding of 30,853,734, compared to $0.40 for Fiscal 2003, based on weighted average shares outstanding of 22,203,126.

Note As the Company’s operating currency is UK sterling (£) its results of operations are affected by significant changes in the $: £ rates used to translate the revenues and costs. For Fiscal 2004 the average rate was $1.83: £1.00 and for Fiscal 2003 the rate was $1.64: £1.00, an increase of 11.6%.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Information as at December 31:

	2005	2004	2003
	($’000’s)
Cash and Cash Equivalents	$7,249	$5,276	$845

Current Assets	11,867	6,515	2,144

Current Liabilities	(2,746)	(2,353)	(6,540)

Working Capital Surplus/(Deficit)	$9,121	$4,162	$(4,396)

Ratio of Current Assets to Current Liabilities	4.32	2.77	0.33

Net Change in Cash and Cash Equivalents. During Fiscal 2005 the Company’s cash and cash equivalents increased by $1,973,000. This is primarily the result of proceeds received from shares issued by the Company in excess of net cash used in operating and investing activities and repayments of debt. The Company used net cash of $8,998,000 in continuing operations and used net cash of $1,078,000 in discontinued operations. The Company received net cash of $15,346,000 in financing activities and used $3,388,000 in investing activities.

During Fiscal 2004, the Company’s cash and cash equivalents increased by $4,431,000. This increase was primarily the result of proceeds received from shares issued by the Company in excess of the net cash used in operating and investing activities and repayments of debt. The Company used net cash of $13,629,000 in continuing operations and used net cash of $1,486,000 in discontinued operations. The Company received net cash of $20,175,000 in financing activities and used $434,000 in investing activities.

Net Cash Used in Operations. In Fiscal 2005, the Company’s continuing operations used net cash of $8,998,000. The decrease of $4,631,000 from the amount of net cash used in continuing operations in Fiscal 2004 is mainly due to the reduction of research and development, reductions in SG&A costs, increases in VAT received and realized income tax benefit of $858,000.

In Fiscal 2004 the Company used net cash in continuing operations of $13,629,000. The increase of $1,547,000 from the amount of net cash used in continuing operations in Fiscal 2003 was mainly due to increases in staff and sub-contractors (including medical board members and radiologists).

Net Cash Used in Investing Activities. In Fiscal 2005, the Company used $3,388,000 in investing activities. On November 10, 2005 the Company’s majority-owned subsidiary MS-PLC completed the sale of its subsidiary Lifesyne to an independent third party for $443,000. Additionally on May 25, 2005 Medicsight’s indirect subsidiary MAM completed the sale of the CT Lightspeed 16 slice scanner located at the redundant test center at Ravenscourt Hospital in West London for $300,000, net of applicable sales tax, to GE Medical Systems. The Company used funds to purchase $131,000 of additional fixed assets. The Company held $4,000,000 for funds received in December 2005 for common stock subscribed but unissued until January 2006.

In Fiscal 2004, the Company had a net cash outflow from investing activities of $434,000. The Company used the funds to purchase additional fixed assets, the majority of which was required for the clinical trials and presentation or testing our software.

Net Cash Provided by Financing Activities. In Fiscal 2005, the Company had a net cash inflow from financing activities of $15,346,000. The funds received in Fiscal 2005 consisted of $12,035,000 (net of commission and expenses) raised by the sale of the Company’s common stock and $3,600,000 received for common stock subscribed but unissued by the Company less $333,000 used to settle the outstanding capital lease obligation on CT Lightspeed 16 slice scanner by MAM.

In Fiscal 2004, the Company had a net cash inflow from financing activities of $20,175,000. The funds received in Fiscal 2004, consisted of $23,310,000 (net of commission and expenses) raised by common stock issued by the Company. The Company also repaid in full the Asia IT facility ($2,880,000) and the Company’s overdraft facility ($196,000).

Stockholders’ Equity. The Company’s stockholders’ equity at December 31, 2005 was $21,734,000, including an accumulated deficit of $(190,714,000) as compared to $18,465,000 at December 31, 2004, including an accumulated deficit of $(178,498,000). Additional paid-in capital was $208,684,000 and $196,652,000, at December 31, 2005 and December 31, 2004 respectively. The increase in stockholders’ equity was a result of an increase in accumulated deficit of $12,216,000 offset by an increase in additional paid-in capital of $12,032,000 and common stock subscribed but unissued of $3,600,000. The increase in additional paid-in capital resulted from issues of common stock at a premium by the Company in Fiscal 2005.

The Company’s stockholders’ equity at December 31, 2004 was $18,465,000, including an accumulated deficit of $(178,498,000), as compared to $10,489,000 at December 31, 2003, including an accumulated deficit of $(163,468,000). Additional paid-in capital was $196,652,000 and $173,810,000, at December 31, 2004 and December 31, 2003, respectively. The increase in stockholders’ equity was a result of an increase in accumulated deficit of $15,030,000 offset by an increase in additional paid-in capital of $22,842,000. The increase in additional paid-in capital resulted from issues of common stock at a premium by the Company in Fiscal 2004.

Additional Capital. The Company may require additional capital during its fiscal years ending December 31, 2006 and 2007 to implement its business strategies, including cash for payment of increased operating expenses such as salaries for additional employees. Such additional capital may be raised through additional public or private equity offerings, as well as borrowings and other resources. Currently, the Company has two available lines of credit.

On December 15, 2000, the Company entered into an unsecured credit facility with Asia IT that provides a $20,000,000 line of credit. Such line of credit originally expired on December 31, 2001, but has been extended until June 30, 2007. Interest on advances under the credit facility accrues at 2% above US LIBOR. The Company can draw down on this credit facility for its financing requirements, upon approval by the Company’s Board of Directors and subject to approval by Asia IT (such approval not to be unreasonably withheld). The Company is restricted from borrowing funds, directly or indirectly, other than through the credit facility with Asia IT, without the consent of Asia IT. The availability of the credit facility reduces upon the Company’s sale of any of its investment assets. The amounts drawn and interest charged under this facility are repayable on demand or at the maturity of the facility.

On November 20, 2001, Asia IT entered into a £10,000,000 ($18,000,000) credit facility with MS-PLC. Such facility matures on June 30, 2007 and is secured by a lien on all assets of MS-PLC. Interest on outstanding amounts accrues at 2% above Sterling LIBOR. Pursuant to such credit facility, MS-PLC had covenanted to undertake a public offering of its common shares in an amount not less than £25,000,000 ($45,000,000) not later than March 2002. MS-PLC did not complete such an offering but the facility nevertheless remains in place.

At December 31, 2005, the Company had not drawn down any funds under the $20,000,000 facility with Asia IT, and MS-PLC had not drawn down any funds under its £10,000,000 ($18,000,000) facility with Asia IT. Under these facilities Asia IT, a related party, has deposited $2,500,000 for the benefit of the Company which the Company has not utilized.

During Fiscal, 2005, the Company raised $12,035,000 (net of commission and expenses) by issuing 3,327,000 shares of its common stock in a private placement. The Company raised a further $3,600,000 (net of commission and expenses) on January 13, 2006 by issuing 1,000,000 shares of its common stock in a private placement. The Company received the consideration for the future issue in advance prior to the December 31, 2005. The Company recorded these funds as cash held for common stock subscribed but unissued at December 31, 2005, and correspondingly recorded the obligation to issue shares as common stock subscribed but unissued at December 31, 2005.

These private placements were underwritten by Asia IT, a related party. Asia IT received commissions of $1,630,000 on the above private placements.

On March 17, 2006 the Company raised a further $990,000 (net of commission and expenses) by issuing 275,000 restricted shares of common stock. Asia IT earned commissions of $110,000 on the above private placement.

During the year ended December 31, 2004 the Company raised $23,310,000 (net of commission and expenses) by issuing 8,579,000 restricted shares of common stock. These private placements were underwritten by Asia IT, a related party. Asia IT received commissions of $2,410,000 on the above private placement.

The Company’s authorized share capital is 40,000,000 shares of common stock, par value $0.001. At March 27, 2006, 37,667,883 shares of common stock had been issued.

To the extent that additional capital is raised through the sale of equity or equity-related securities of the Company or its subsidiaries, the issuance of such securities could result in dilution to the Company’s stockholders. No assurance can be given, however, that the Company will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the Company’s cash requirements to implement its business strategies. If we are unable to access the capital markets or obtain acceptable financing, our results of operations and financial conditions could be materially and adversely affected. We may be required to raise substantial additional funds through other means. The products derived from our proprietary software, Medicsight CAD, and our online portal, MedicExchange, are expected to account for substantially all of our revenues from operations in the foreseeable future. Our technology has not yet been fully commercialized, and we have not begun to receive any revenues from our commercial operations associated with the software products. We cannot assure our stockholders that our technology and products will be commercialized successfully, or that if so commercialized, that revenues will be sufficient to fund our operations. Management believes it has sufficient cash and available facilities to fund operations for the coming year. If adequate funds are not available to us, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish.

Contractual Obligations

As of December 31, 2005, the Company has the following contractual obligations:

	Payments Due By Period
Contractual Obligations ($000’s)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital Lease Obligations	$25	$19	$6	$—	$—

Total	$25	$19	$6	$—	$—

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

Revenue Recognition. We expect to earn our revenue primarily from software licenses and related services. Our revenue will be recognized in accordance with Statement of Position 97-2 (SOP 97-2), as amended by Statement of Position 98-9. The Company’s revenues were derived from its discontinued scanning services operated by Lifesyne. Scan revenue is recognized when the service is delivered.

The recognition of revenues from software licenses and related services will require difficult and complex judgments. The terms of the license contract, such as whether the contract is long-term (over 12 months) or short-term, cancelable or non-cancelable and the basis on which the licensee is charged , for example, will affect the recognition of revenues from services, such as up-front fees on installation, activation and up-front license fees, on-going license fees, termination fees and maintenance fees. Where fees are received prior to any service being delivered, the recognition of the fees is deferred until the related service has been delivered successfully. Recognition of fees that relate to any “milestone” is deferred until the “milestone” has been achieved.

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

The Company concluded that capitalizing such expenditures on completion of a working model was inappropriate because the Company did not incur any material software production costs and therefore has decided to expense all research and development costs. The Company’s research and development costs are comprised of staff and consultancy costs expensed on the Medicsight CAD system.

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

Calculating the estimated fair value of an asset involves significant judgments and a variety of assumptions. Judgments that the Company makes concerning the value of its intangible assets include assessing time and cost involved for development, time to market, and risks of regulatory failure or obsolescence, (due to market, environmental or technological advances for example). For calculating fair value based on discounted cash flows, we forecast future operating results and future cash flows, which include long-term forecasts of revenue growth, gross margins and capital expenditures.

An impairment analysis was performed as of December 31, 2005 and 2004 and the Company concluded there was no impairment loss.

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

Recent Accounting Pronouncements.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”.  The standard requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is deemed impracticable. The standard states that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle.  The standard is effective for accounting changes and corrections of errors made occurring in fiscal years beginning after December 15, 2005.  The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s financial position or results of operations.

 In December 2004, the FASB issued SFAS 153,”Exchanges of Non-monetary Assets, an amendment of APB Opinion No.29”. The standard is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged and eliminates the exception under APB Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for exchanges of non-monetary assets that do not have commercial substance. The standard is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company cannot determine the impact of SFAS 153 at this time.

In December 2004, the FASB issued SFAS 123 (revised 2004),”Share-Based Payment”. The standard eliminates the disclosure-only election under the prior SFAS 123 and requires the recognition of compensation expense for stock options and other forms of equity compensation based on the fair value of the instruments on the date of grant be expensed over the period service is received. We intend to adopt this Statement using the modified prospective method as of January 1, 2006. The Company estimates that the charge to the Statement of Operations for the year to December 31, 2006 will be approximately $500,000.

ITEM 7A	QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to market risk associated with changes in interest rates relates to its debt obligations. The Company has the following debt facilities all repayable on demand:

Debt Holder	Facility	Draw Down	Interest rate	At December 31

Asia IT Capital Investments Ltd	$20,000,000	$0	US LIBOR + 2%	6.84%

Asia IT Capital Investments Ltd	$18,000,000	$0	Sterling LIBOR + 2%	6.77%

Since the Company has not drawn down funds under either facility, a hypothetical 100 basis point increase in interest rates would not increase the Company’s interest costs, assuming no draw downs are made.

Foreign Exchange Risk

The Company does not hold significant cash balances in British Pounds so any adverse movements in the exchange rates are considered immaterial.

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

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as of December 31, 2005. This evaluation was carried out under the supervision and with the participation of our management, including our Company’s Chief Executive Officer and Chief Financial Officer. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Company’s Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Accounting Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation during the quarter ended December 31, 2005 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth the current officers and directors of Medicsight, Inc:

Name	Age	Position

Stephen Forsyth	55	Chairman and Director
Tim Paterson-Brown	45	Chief Executive Officer and Director
Paul Gothard	38	Chief Financial Officer and Director
David Mason	33	Director
Neal Wyman	53	Independent Director and Audit Committee Chairman
L. Peter Fielding M.D.	66	Independent Director and Audit Committee Member
Peter Venton OBE	64	Independent Director and Audit Committee Member
Sir Christopher Paine	71	Independent Director
Dr Allan Miller	70	Independent Director

Directors are elected in accordance with the Company’s by-laws to serve until the next annual stockholders meeting and until their successors are elected in their stead. The Company does not currently pay compensation to directors for services in that capacity. Officers are appointed by the Board of Directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the Board of Directors. There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

Stephen Forsyth joined the Company in December 2003 as Chairman and Chief Executive Officer. He stood down as CEO in September 2004. Previously he was Chairman and Chief Executive of Leisure Investments PLC, a publicly quoted company registered in England and Wales between 1976 and 1989. He subsequently assisted the Phoenix Trust Company Limited between 1990 and 1999 with its various operations and investments. In January 1999, he established The International Cotton Company, in which he has been the principal financier of a number of new technology orientated companies from their inception, including Accsys Technologies PLC, Titan Wood Limited and Medicsight PLC. The International Cotton Company changed its name to International Capital Corporation PLC in 2003. Stephen remains the Chairman of this investment holding company. Stephen is a founding Trustee of the Medicsight Foundation (renamed “The Foundation for the Early Detection of Disease”), a United Kingdom registered charity, which is concerned with the relief of human suffering and poverty and the promotion of health and education.

Tim Paterson-Brown joined the Company in December 2003 as Director and was appointed Chief Executive Officer in September 2004. Tim qualified as a Chartered Surveyor with Strutt and Parker in 1984 following degrees at London University and Magdalene College, Cambridge. In 1987 Tim joined Leisure Investments PLC. He subsequently worked closely with Stephen Forsyth for the Phoenix Trust Company Limited between 1990 and 1999 assisting with its various operations and investments. In 1999, he joined The International Cotton Company as a Director. The International Cotton Company has been the principal financier of a number of new technology orientated companies from their inception, including Accsys Technologies PLC, Titan Wood Limited and Medicsight PLC. The International Cotton Company changed its name to International Capital Corporation PLC in 2003. Tim is also a founding Trustee of the Medicsight Foundation (renamed “The Foundation for the Early Detection of Disease”), a United Kingdom registered charity, which is concerned with the relief of human suffering and poverty and the promotion of health and education.

Paul Gothard has served as Chief Financial Officer and a Director of the Company since November 2002. He obtained a BA (Hons) degree in 1989 and subsequently became a Member of the Institute of Chartered Accountants in 1993. He initially joined the Company in July 2001 as Group Financial Controller. His responsibilities have included corporate structuring and fundraising as well as corporate management and governance and managing the listing of the Company’s common stock on the American Stock Exchange. Prior to joining the Company Paul was the Group Financial Controller of IP Powerhouse Ltd, a company involved in constructing and leasing of space in data centers across Europe. From May 1994 to October 1998, Paul served as the Finance Director of Merriman White solicitors.

David Mason co-founded in 1994 SpeedServe Inc, an on-line vendor of books, videos, DVDs and Video Game hardware and software.  Following SpeedServe Inc.’s merger with Buy.com, Inc in 1998, David served as  chief executive officer of Buy.com Europe, a joint venture between Buy.com, Softbank and Vivendi and developed and launched its French and German businesses.

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

L. Peter Fielding, M.D. is an experienced physician who provides consulting services to healthcare and academic organizations, in addition to his departmental and institutional responsibilities at WellSpan Surgical Associates. His clients in the past five years have included, in the U.S.A. National Cancer Institute; American Joint Committee on Cancer; Taiko Post University – Connecticut; Purely Cotton Inc. – Seattle; Musculoskeletal Systems Inc. - Pittsburgh; University of Connecticut Medical School. , and, in the U.K.: Imperial College for Science, Technology and Medicine and the Association of Surgeons in the United Kingdom and Ireland. Dr Fielding specializes in healthcare strategic planning, organizational structure and operational issues. He has participated in the organization and development of the Pain Relief Center; Hyperbaric Medicine and Advanced Wound Care Center; Clinical Weight Reduction Center; York Hospital Human Motion Institute and the Molecular Biology Research Laboratory.

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

Sir Christopher Paine was the President of the British Medical Association until 2001. He is currently the chairman of the Medical Advisory Board of the International Hospitals Group, chairman of Royal Society of Medicine Support Services Ltd and a trustee of the London Clinic. He was Medical Director of the Advisory Committee on Distinction Awards for the National Health Service until the end of 1999 and has been President of the Royal College of Radiologists and The Royal Society of Medicine. Sir Christopher is a Medical Oncologist. He was a consultant clinical oncologist from 1970 at the Churchill Hospital in Oxford. He also served as director of clinical studies at the medical school. He was district general manager of the Oxford Health Authority from 1984-88. In addition, he has served on the Animal Welfare Council and Imperial Cancer Research Fund. Sir Christopher was appointed an independent director of the Company on November 23, 2004 and subsequently was appointed as member of the Audit Committee on November 26, 2004.

Dr Allan Miller qualified in medicine at St Bartholomew’s Hospital Medical School, London in 1961. In 1965 Dr Miller was admitted to the Royal College of Physicians. After spending eight years in general practice he joined, Hoffman La Roche where he held the positions of Head of Clinical Cardiovascular Research Worldwide, Head of Dermatological Research Worldwide and Head of Clinical Research UK. Dr Miller spent 14 years as Medical Director for Napp Pharmaceuticals Ltd and four years as European Medical Research Director of the Purdue Pharma, Mundipharma, Napp group based in Cambridge, England. Dr Miller is a Member of the British Medical Association and a Fellow of the Royal Society of Medicine.

Significant Employees

Significant employees of MS-PLC are:

Adam Boyse was appointed Chief Operating Officer in June 2005. Adam has been with Medicsight since May 2005 and has nearly 15 years experience in the software development sector. With diverse experience covering markets such as automotive, telecommunications and pharmaceuticals, Adam has the strategic and operational experience to bring software products into commercial reality. Prior to Medicsight, Adam served as Vice President of Software Development for IDBS, a market-leading life sciences software company, where he oversaw the growth of the development group and steered the company to ISO 9001 and TickIT certification. Adam has also been a part time lecturer at Birmingham University and presented at a number of computing conferences. Adam has a First Class BSc(Hons), Computer Science from Coventry University, United Kingdom.

Jonah Aburrow-Jones was appointed Vice President of Commercial Development in July 2005. Jonah has more than 12 years of product management and sales experience, most recently serving as the senior product line manager for the Voxar Product Group of Barco. Prior to Barco, Jonah was the international product manager for E-Z-EM, Inc, an international manufacturer of contrast agents for gastrointestinal radiology. He has extensive industry and clinical experience and experience in developing and managing sales, marketing and product development teams.

Dr John Costello has been a Consultant Physician in general and respiratory medicine at King’s College Hospital since 1977 and senior lecturer in Medicine at Guy’s Kings and St Thomas’s School of Medicine. Between 1982 and 1998 he was Director of the academic department of respiratory medicine. He specializes in bronchial asthma and its treatment and has authored many books and articles in the area.. He studied at University College, Dublin and has since held appointments at a number of hospitals in the United Kingdom and the United States. He has been Founder President of the Respiratory Medicine Section at the Royal Society of Medicine and a member of Council at the British Thoracic Society. He was the first Medical Director at Kings and served as its Clinical Director of Medicine. In February 2002 he was appointed as Director of Medical Science at MS-PLC, with responsibility for developing innovative technology for radiological population pre-emptive scanning for early detection of cancer and coronary heart disease.

Dr Jamshid Dehmeshki was appointed Chief Scientific Officer in July 2001. He holds a PhD from Nottingham University and an MSc in Applied Mathematics and Computer Science. The main subject of his PhD was a stochastic model-based approach to image processing. He has written widely on the recognition, classification and segmentation of textured images into different regions based on their statistical characteristics. Dr Dehmeshki worked as a research fellow in the Centre for Industrial and Medical Information (“CIMI”) for two years where he developed ‘image processing’ algorithms for various medical and industrial applications, such as MRI and CT scan.. From March 1999 to July 2001, he worked as a senior research fellow in the NMR Research Unit at the Institute of Neurology, National Hospital for Neurology and Neurosurgery, University College London.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, its executive officers, and any persons holding more than ten percent of the Company’s common stock are required to report their initial ownership of the Company’s common stock and any subsequent changes in that ownership to the Securities and Exchange Commission (the “Commission”). Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates. The Company can report that there were no delinquent filings to report in Fiscal 2005.

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

Copies of the Company’s Code of Ethics can be obtained, without charge by writing to the Company Secretary at Medicsight, Inc, 46 Berkeley Square, London W1J 5AT. Additionally, the Code can be downloaded at http://www.medicsight.com/downloads/code_of_ethics.pdf

ITEM 11.

EXECUTIVE COMPENSATION.

The following table summarizes Fiscal Year 2005, 2004 and 2003 compensation for services in all capacities of the Company’s executive officers.

Summary Compensation Table

				Long-Term Compensation
	Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Securities Underlying Options (#)		Restricted Stock Awards (#)	LTIP Payouts ($)	All Other Compensation

Tim Paterson-Brown,	2005	216,696	16,252	—		—	—	—
CEO (1)	2004	26,600	—	—		—	—	—

Paul Gothard, CFO	2005	162,522	12,189	86,500	(2)	—	—	—
	2004	157,380	—	27,500	(2)	—	—	—
	2003	115,115	—	22,000	(2)	—	—	—

Stephen Forsyth,	2004	—	—	—		—	—	—
Chairman and CEO (3)	2003	—	—	—		—	—	—

Simon Zuanic, CEO (3)	2003	131,560	—	—		—	—	100,315

Stefan Allesch-Taylor,	2003	116,222	—	—		—	—	—
Chairman and CEO (3)

(1)                                  Tim Paterson-Brown was appointed Chief Executive Officer on September 21, 2004.

(2)                                  Comprises options over shares in the Company’s principal subsidiary, MS-PLC’s under its “A” and “B” plans as described in ITEM 5 (see page 11 above) and the notes to the Financial Statements.

(3)                                  Stefan Allesch-Taylor resigned as the Company’s Chief Executive Officer effective January 13, 2003 and resigned as Chairman effective December 8, 2003. Simon Zuanic was appointed Chief Executive Officer January 13, 2003 and resigned effective December 8, 2003 to work in other operations within the International Capital Corporation PLC group. Stephen Forsyth was appointed the Company’s Chairman and Chief Executive Officer effective December 8, 2003. Stephen Forsyth resigned as Chief Executive Officer on September 21, 2004.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of March 27, 2006:

•                                          each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock;

•                                          each person serving as a director or executive officer of the Company; and

•                                          all executive officers and directors of the Company as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In general, a person who has voting power and/or investment power with respect to securities is treated as a beneficial owner of those securities. For purposes of this table, shares subject to outstanding warrants and options exercisable within 60 days of the date of this Annual Report are considered as beneficially owned by the person holding such securities. To our knowledge, except as set forth in this table, the persons named in this table have sole voting and investment power with respect to the shares shown. Except as otherwise indicated, the address of each of the directors, executive officers and 5% shareholders in this table is as follows: Medicsight, Inc., 46 Berkeley Square, London, W1J 5AT, United Kingdom.

Percentage beneficially owned is based upon 37,667,883 shares of common stock issued and outstanding as of March 27, 2006.

Name and address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Equity Beneficially Owned

5% Beneficial Owners

Macniven and Cameron Equity Holdings Limited (1) 46 Berkeley Square London, United Kingdom W1J 5AT	10,673,642	28.3%

VHC International Limited 4th Floor Charter Place 23-27 Seaton Place St Helier, Jersey JE2 3QL Channel Islands	4,019,133	10.7%

General Mediterranean Holding SA Center Financier 29 Avenue de la Porte Neuve L-2227 Luxembourg	3,600,000	9.6%

Directors and Officers (2)

Stephen Forsyth	—	*

Tim Paterson-Brown	250,000	*

Paul Gothard	—	*

David Mason	—	*

Neal Wyman	—	*

L. Peter Fielding	—	*

Peter Venton	16,666	*

Sir Christopher Paine	—	*

Dr Allan Miller	—	*

Total Officers and Directors as a Group (9 persons)	266,666	*

(1)          International Capital Corporation PLC, Suite 2B, Centre Plaza, Main Street, Gibraltar, which owns 95.8% of the outstanding share capital of Macniven and Cameron Equity Holdings Limited (previously STG Holdings PLC). Additionally Stephen Forsyth is the Director of Macniven and Cameron Equity Interests Limited.

(2)   Addresses for these directors and officers are care of the Company at 46 Berkeley Square, London W1J 5AT, United Kingdom.

•                  Less than 1%.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Asia IT Capital Investments Ltd (a related party)—On December 29, 2000, the Company acquired all of the issued and outstanding shares of HTTP Insights Limited (“Insights”). Asia IT Capital Investments Limited (“Asia IT”) was a shareholder in Insights as well as the Company at the time of the acquisition, and has provided a credit facility for up to $20,000,000. The credit facility expired on December 31, 2001, but has been extended to June 30, 2007. All advances under the credit facility accrue interest at 2% above US LIBOR. The Company is restricted from borrowing funds, directly or indirectly, other than through the credit facility, without the consent of Asia IT.

On November 20, 2001, Asia IT entered into a 10,000,000 ($18,000,000) credit facility with MS-PLC. Such facility ceases on June 30, 2007 and is secured by a lien on all of the assets of MS-PLC. Interest on outstanding amounts accrues at 2% above Sterling LIBOR. Pursuant to such credit facility, MS-PLC had covenanted to undertake a public offering of its ordinary shares in an amount not less than 25,000,000 not later than March 2002. MS-PLC did not complete such an offering and the facility nevertheless remains in place.

In addition, a director of Asia IT is a brother of Tim Paterson-Brown, a director of the Company and its chief executive officer since December 8, 2003 and a director of MS-PLC since September 5, 2003. In addition to the loan facilities made available by Asia IT to the Company and MS-PLC, Asia IT received commissions on shares issued under private placements in both Fiscal 2005 and Fiscal 2004.

On March 17, 2006 the Company raised $990,000, net of commissions and expenses, in a private placement of restricted common stock at $4.00 per share. Asia IT earned commissions of $110,000.

On January 13, 2006 the Company raised $3,600,000, net of commissions and expenses, in a private placement of restricted common stock at $4.00 per share. Asia IT received commissions of $400,000.

During Fiscal 2005 the Company raised $12,035,000, net of commissions and expenses, in a private placement of restricted common stock at $4.00 per share. Asia IT received commissions of $1,230,000.

During Fiscal 2004 the Company raised $23,310,000, net of commissions and expenses, in a private placement of restricted common stock at $3.00 per share. Asia IT received commissions of $2,410,000, which was partly settled by issuing 420,000 shares of common stock of the Company to Asia IT valued at $3.00 per share.

Corporate offices—The Company’s corporate offices at 46 Berkeley Square, London W1J 5AT, United Kingdom. The office is comprised of 9,642 square feet. We do not have a formal, written lease for these offices. Until June 30, 2003, rent was paid quarterly in advance to a property management company, Berkeley Square Ventures Limited, which in turn collects the rent for Yang Cellulose Company Limited (“YCCL”) (previously International Cellulose Company Limited), the entity that holds the lease on the property. Subsequent to June 30, 2003, rent has been paid directly to YCCL. In November 2001, YCCL was acquired by Macniven and Cameron Equity Holdings Limited (“M&C”) (previously STG Holdings PLC), a major shareholder of the Company. We have additional satellite offices in Nashville, Tennessee, Japan and China.

PART IV

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.	Fees billed by our principal accountant amounted to $87,000 in Fiscal 2005 and $82,000 in Fiscal 2004.

Audit Related Fees.	Fees billed by our principal accountant amounted to $0 in Fiscal 2005 and $0 in Fiscal 2004.

Tax Fees.	Fees billed by our principal accountant amounted to $0 in Fiscal 2005 and $0 in Fiscal 2004.

All Other Fees.	Fees billed by our principal accountant amounted to $0 in Fiscal 2005 and $0 in Fiscal 2004 concerning various matters.

The Company’s audit committee has approved the Company’s audit fees.

As of November 25, 2004, the audit committee is directly responsible for the appointment, compensation, retention and oversight of the work of any independent auditor engaged (including resolution of disagreements between management and the auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Company. Each such firm shall report directly to the Company’s audit committee. The audit committee also is responsible for overseeing the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Financial Statements

The financial statements of the Company for the fiscal years covered by this Annual Report are located on pages F-1 to F-20 of this Annual Report.

Exhibits

Exhibit No.	Description

2.1	Articles of Merger of Medicsight, Inc., a Utah corporation (1)
2.2	Certificate of Merger of Medicsight, Inc., a Delaware corporation (1)
2.3	Offering Document to acquire shares of Radical Technology PLC. (2)
3.1	Certificate of Incorporation of Medicsight, Inc. and amendments thereto (1)
3.2	By-Laws of Medicsight, Inc. (1)
4.1	Loan Note issued by HTTP Insights, Ltd. to Nightingale Technologies Ltd. (5)
10.1	Share Sale Agreement between Nightingale Technologies Limited and Medicsight, Inc. (3)
10.2	Letter Agreement between Asia IT Capital Investments, Ltd. and Medicsight, Inc. (4)
10.2	Letter Agreement between Asia IT Capital Investments, Ltd. and Medicsight PLC (5)
21.1	Subsidiaries (filed herewith at page E-1).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer (filed herewith at page E-2).
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer (filed herewith at page E-3).
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer (filed herewith at page E-4).
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer (filed herewith at page E-5).

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

MEDICSIGHT, INC.
March 29, 2006

	By:	/s/ TIM PATERSON-BROWN
Chief Executive Officer (Principal Executive Officer)
March 29, 2006
	By:	/s/ PAUL A GOTHARD
Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN FORSYTH	Director	March 29, 2006
Stephen Forsyth

/s/ TIM PATERSON-BROWN	Director	March 29, 2006
Tim Paterson-Brown

/s/ PAUL GOTHARD	Director	March 29, 2006
Paul Gothard

/s/ DAVID MASON	Director	March 29, 2006
David Mason

/s/ NEAL WYMAN	Director	March 29, 2006
Neal Wyman

/s/ L. PETER FIELDING	Director	March 29, 2006
L. Peter Fielding

/s/ PETER VENTON	Director	March 29, 2006
Peter Venton

/s/ SIR CHRISTOPHER PAINE	Director	March 29, 2006
Sir Christopher Paine

/s/ ALLAN MILLER	Director	March 29, 2006
Allan Miller

MEDICSIGHT, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

TOGETHER WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS REPORT

MEDICSIGHT, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004	F-4

Consolidated Statements of Operations for the years ended December 31, 2005, December 31, 2004 and December 31, 2003	F-5

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss) for the years ended December 31, 2005, December 31, 2004 and December 31, 2003	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2005, December 31, 2004 and December 31, 2003	F-7

Notes to the Consolidated Financial Statements	F-8 to F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Medicsight, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Medicsight, Inc. (a Delaware Corporation) and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medicsight, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the financial statements referred to above, we audited Schedule II – Valuation and Qualifying Accounts. In our opinion, the financial schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ Amper, Politziner & Mattia P.C.

March 17, 2006
Edison, New Jersey

MEDICSIGHT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2005 AND DECEMBER 31, 2004

($ thousands)

	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,249	$5,276
Cash held for common stock subscribed but unissued	4,000	—
Accounts receivable	—	26
Other receivables	344	28
Prepaid expenses	213	498
Value-Added Tax receivable	61	687
Total current assets	11,867	6,515

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation of $1,542 and $3,227	252	2,066

INVESTMENTS, at cost	359	359

SECURITY DEPOSITS	808	901

EXCESS OF PURCHASE PRICE OVER
NET ASSETS ACQUIRED	11,200	11,200

Total assets	$24,486	$21,041

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,172	$1,193
Accounts payable – related party	1,151	—
Accrued expenses	404	1,053
Current portion of obligations under capital leases	19	107
Total current liabilities	2,746	2,353

Obligations under capital leases, net of current portion	6	223
Total liabilities	2,752	2,576

Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 40,000,000 shares authorized, 36,392,883 and 33,067,125 shares issued and outstanding respectively	36	33
Additional paid-in capital	208,684	196,652
Common stock subscribed but unissued, net	3,600	—
Accumulated comprehensive income	128	278
Accumulated deficit	(190,714)	(178,498)
TOTAL STOCKHOLDERS’ EQUITY	21,734	18,465

Total liabilities and stockholders’ equity	$24,486	$21,041

 The accompanying notes are an integral part of these statements.

MEDICSIGHT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005, DECEMBER 31, 2004, AND DECEMBER 31, 2003

($ thousands except per share data)

	2005	2004	2003

REVENUES	$—	$—	$—

EXPENSES:
Selling, general and administrative	9,300	10,578	8,848
Research and development cost	2,363	2,972	2,498
Impairment of investments	—	70	95
	11,663	13,620	11,441

Operating loss	(11,663)	(13,620)	(11,441)

OTHER INCOME/(EXPENSE)
Interest and other income	67	130	12
Net foreign exchange losses	—	—	(2)
Loss before Income tax benefit realized, Minority interest and Discontinued operations	(11,596)	(13,490)	(11,431)

Income tax benefit realized	858	—	—
Provision of income taxes	—	—	—
Loss before Minority interest and Discontinued operations	(10,738)	(13,490)	(11,431)

Minority interest	—	605	2,490
Loss from continuing operations	(10,738)	(12,885)	(8,941)

Discontinued operations
Loss from impairment of assets	(394)	(582)	—
Loss from operations of Lifesyne	(1,084)	(1,563)	(1,155)

Net loss	$(12,216)	$(15,030)	$(10,096)

PER SHARE DATA:
Net loss from continuing activities	$(0.31)	$(0.42)	$(0.40)
Net loss from discontinued activities	(0.05)	(0.07)	(0.05)

Basic and diluted loss per share	$(0.36)	$(0.49)	$(0.45)

Weighted average number of common shares outstanding	34,224,023	30,853,734	22,203,126

The accompanying notes are an integral part of these statements.

MEDICSIGHT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/(LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2003 TO DECEMBER 31, 2005

(in thousands)

			Additional	Shares		Accumulated		Total
	Common stock		Paid-In	to be	Vendor	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Issued	Guarantee	Income (Loss)	Deficit	Equity
BALANCE, JANUARY 1, 2003	21,155	$21	$162,156	—	$(3,689)	$290	$(153,372)	$5,406

Common stock issued (net of commissions)	3,333	3	9,060	—	—	—	—	9,063

Additional paid-in capital received on stock issued by MS-PLC, net	—	—	2,594	—	—	—	—	2,594

Cash received re guarantee	—	—	—	—	3,689	—	—	3,689

COMPREHENSIVE LOSS

Net loss for the year	—	—	—	—	—	—	(10,096)	(10,096)

Translation adjustment	—	—	—	—	—	(167)		(167)

Total comprehensive loss	—	—	—	—	—	(167)	(10,096)	(10,263)

BALANCE, DECEMBER 31, 2003	24,488	24	173,810	—	—	123	(163,468)	10,489

Common stock issued (net of commissions)	8,578	9	23,301	—	—	—	—	23,310

Minority Interest of MS-PLC shares issued to the Company in debt capitalisation	—	—	(459)	—	—	—	—	(459)

COMPREHENSIVE LOSS

Net loss for the year	—	—	—	—	—	—	(15,030)	(15,030)
Translation adjustment	—	—	—	—	—	155		155
Total comprehensive loss	—	—	—	—	—	155	(15,030)	(14,875)

BALANCE, DECEMBER 31, 2004	33,066	33	196,652	—	—	278	(178,498)	18,465

Common stock issued (net of commissions)	3,327	3	12,032	—	—	—	—	12,035

Common stock to be issued (net of commissions)				3,600				3,600

COMPREHENSIVE LOSS

Net loss for the year	—	—	—	—	—	—	(12,216)	(12,216)

Translation adjustment	—	—	—	—	—	(150)	—	(150)

Total comprehensive loss	—	—	—	—	—	(150)	(12,216)	(12,366)

BALANCE, DECEMBER 31, 2005	36,393	$36	$208,684	$3,600	$—	$128	$(190,714)	$21,734

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MEDICSIGHT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE YEARS ENDED

DECEMBER 31, 2005, DECEMBER 31, 2004, AND DECEMBER 31, 2003

($ thousands)

	Year ended	Year ended	Year ended
	December 31, 2005	December 31, 2004	December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,216)	$(15,030)	$(10,096)

Adjustments to reconcile net loss to net cash used in operating activities
Loss from discontinuing operations	1,478	2,145	1,155
Depreciation and amortization	237	764	623
Impairment of investment	—	70	95
Impairment of property and equipment	—	386	—
Increase in minority’s interest in MS-PLC	—	(459)	—
Minority interest in net losses of subsidiary	—	(605)	(2,490)
Loss on disposal of fixed assets	219	—	—
(Increase)/decrease in assets
Accounts receivable	(34)	(2)	(13)
Prepaid expenses and other receivables	(235)	151	(261)
VAT receivable	584	(83)	(322)
Security deposits	—	—	(743)
Increase/(decrease) in liabilities
Accounts payable	124	(1,100)	3
Accounts payable – related party	1,151	—	—
Accrued expenses	(306)	134	(33)
Net cash used in operating activities	(8,998)	(13,629)	(12,082)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash held for common stock subscribed but unissued	(4,000)	—	—
Proceeds from sale of fixed assets	300	—	—
Purchase of property and equipment	(131)	(434)	(1,239)
Proceeds from sale of Lifesyne	443	—	—
Net cash (used in)/provided by investing activities	(3,388)	(434)	(1,239)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(289)	(59)	(535)
(Decrease)/increase in bank overdraft	—	(196)	196
(Decrease)/increase in line of credit – related party	—	(2,880)	356
Repayments of short-term debt	—	—	(3,250)
Proceeds from sale of common stock (net of commissions)	12,035	23,310	9,063
Proceeds from sale of common stock to be issued (net of commissions)	3,600	—	—
Proceeds from MS-PLC sale of stock (net of commissions)	—	—	4,222
Proceeds from vendor guarantee	—	—	3,689
Net cash provided by financing activities	15,346	20,175	13,741

Cash flows of discontinued operations
Net cash used in operating activities	(1,078)	(1,486)	(1,067)
Net cash used in investing activities	—	—	(54)
Net cash (used in)/provided by financing activities	(44)	(13)	57
	(1,122)	(1,499)	(1,064)

Effects of exchange rates on cash and cash equivalents	135	(182)	(289)

NET CHANGE IN CASH & CASH EQUIVALENTS	1,973	4,431	(933)

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	5,276	845	1,778

CASH & CASH EQUIVALENTS, END OF YEAR	$7,249	$5,276	$845

SUPPLEMENTAL DISCLOSURES OF CASH PAID
Interest	$5	$41	$66

NON CASH FINANCING ACTIVITIES
Capital lease obligations for equipment	$—	$—	$841

The accompanying notes are an integral part of these statements.

MEDICSIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              Organization, basis of presentation and liquidity

Medicsight, Inc. (along with its subsidiaries, the “Company”) is the successor consolidated entity formed by the reverse acquisition on December 22, 1999 by Fairfax Equity Limited (“Fairfax”) (now Medicsight Finance Limited) of Internet Holdings, Inc. a publicly-held company originally incorporated in Utah in 1977 under the name Trolley Enterprises, Inc. Fairfax, which was treated as the accounting acquirer in the transaction, was incorporated in the United Kingdom on October 18, 1999. Prior to its reverse acquisition by Fairfax, control of the former Internet Holdings, Inc., as well as its corporate name, had changed a number of times. All prior operations had previously been discontinued and all related claims and counterclaims were settled, the last of which settlements occurred in November 1999.

The Company has two primary business objectives:

•                  To conceive, develop and commercialize innovative medical imaging applications derived from our core technology known as Medicsight CAD.

•                  To establish a global online community for Medical Imaging professionals (to be known as MedicExchange) with a rich selection of specialist clinical content for registered users combined with a product marketplace where Medical Imaging vendors can sell their solutions online.

During 2005 the Company initiated a plan of disposal of the Lifesyne business and was subsequently sold in November 2005 and its results are reflected as discontinued operations – Note 3.

The Company has incurred significant operating losses since inception and has generated no revenues from continuing operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit at December 31, 2005. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities and borrowed funds. The Company is currently seeking additional funding and is actively developing the technology in order to bring it to market. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products the Company develops and markets will be accepted by consumers.

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

Excess of purchase price over net assets acquired—Excess of purchase price over net assets acquired (“goodwill”) represents the excess of acquisition purchase price over the fair value of the net assets acquired. Effective January 1, 2002 with the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142 “Goodwill and Other intangible Assets”, goodwill is no longer to be amortized.

For Fiscal 2005 and Fiscal 2004, the Company had excess of purchase price over net assets acquired of $11,200,000.

Impairment of excess of purchase price over net assets acquired—In accordance with SFAS No. 142 “Goodwill and Other intangible Assets” goodwill will be tested for impairment on an annual basis or whenever indicators of impairment arise. An impairment analysis was performed as of December 31, 2005 and 2004 and the Company concluded there was no impairment loss.

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

Revenue recognition—Revenue will be recognized as services are performed, in accordance with the terms of the contractual arrangement, where persuasive evidence of an arrangement exists, the fee is fixed and determinable and collection is reasonably assured.

The Company’s revenues were derived from the Company’s discontinued Lifesyne scanning operations – see “Discontinued Operations” – Note 3 below.

Research and development—Costs incurred in connection with the development of software products that are intended for sale are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. Costs incurred prior to technological feasibility being established for the product are expensed as incurred.

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

The Company concluded that capitalizing such expenditures on completion of a working model was inappropriate because the Company did not incur any material software production costs and therefore has decided to expense all research and development costs. The Company’s research and development costs are comprised of staff and consultancy costs expensed on the Medicsight CAD system.

The Company’s expenditures on research and development are comprised of staff and consultants employed in the development of Medicsight CAD. During the twelve months ended December 31, 2005, December 31, 2004 and December 31, 2003, the Company expended $2,363,000, $2,972,000 and $2,498,000 respectively for research and development expenses for Medicsight CAD and its products. We cannot predict the amount of additional expenditures that will be necessary prior to achieving commercialization of our products.

Income taxes— Deferred taxes are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting purposes. The net difference, if any, between the provision for taxes and taxes currently payable is reflected in the balance sheet as deferred taxes. Deferred tax assets and/or liabilities, if any, are classified as current and non-current based on the classification of the related asset or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability. Valuation allowances are recorded to reduce deferred tax assets to that amount which is more likely than not to be realized.

Loss per share—Basic loss per share is calculated by dividing net loss attributable to the ordinary shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing the net loss attributable to the ordinary shareholders by the sum of the weighted average number of common shares outstanding and the diluted potential ordinary shares.

Comprehensive loss—Comprehensive loss reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss is comprised of net income/(loss) and foreign currency translation adjustments.

Fair value of financial instruments—SFAS 107, “Disclosures about Fair Value of Financial Instruments”, requires all entities to disclose the fair value of certain financial instruments in their financial statements. Accordingly, the Company reports that the carrying amount of cash and cash equivalents, accounts receivable, monetary prepayments, accounts payable and accrued liabilities, advances and short term debt approximates fair value due to the short maturity of these instruments.

Segment reporting—The Company follows the provisions of SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information”. The approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers.

Common stock—The holder of each share of common stock outstanding is entitled to one vote per share.

Stock options— The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and related interpretations in accounting for its employee stock options. Under this method, compensation cost is measured as the amount by which the market price of the underlying stock exceeds the exercise price of the stock option at the date at which both the number of options granted and the exercise price are known. Under APB 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized.

The Company has elected to adopt the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123”, and measures the cost for MS-PLC’s employee stock compensation plan by using the accounting methods prescribed by APB 25, “Accounting for Stock Issued to Employees”, which allows that no compensation cost be recognized unless the exercise price of the options granted is lower than the fair market value of the Company’s stock at date of grant. Accordingly, no stock-based employee compensation cost is reflected in net loss, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

In accordance with SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation is as follows for the years ended December 31:

	2005	2004	2003
	($ thousands, except per share data)

Net loss - as reported	$(12,216)	$(15,030)	$(10,096)
Add:
Stock-based employee compensation expense included in reported net income, net of related tax effects	0	0	0
Deduct:
Adjustment to total stock-based employee compensation expense determined under the intrinsic value method for expense determined under the fair value based method, net of related tax effects	(645)	(292)	(65)
Pro forma net loss	$(12,861)	$(15,322)	$(10,161)

Loss per share:
Basic and diluted, as reported	$(0.36)	$(0.49)	$(0.45)
Basic and diluted, pro forma	$(0.38)	$(0.50)	$(0.46)

The following weighted-average assumptions were used for the years ended December 31:

	2005	2004	2003

Risk-free interest rate	4.5%	3.5%	3.5%

Expected volatility	65%	81%	81%

Dividend yield	0%	0%	0%

Expected life	1 year	1 year	2 years

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

Recent accounting pronouncements—

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”.  The standard requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is deemed impracticable. The standard states that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle.  The standard is effective for accounting changes and corrections of errors made occurring in fiscal years beginning after December 15, 2005.  The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s financial position or results of operations.

 In December 2004, the FASB issued SFAS 153,”Exchanges of Non-monetary Assets, an amendment of APB Opinion No.29”. The standard is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged and eliminates the exception under APB Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for exchanges of non-monetary assets that do not have commercial substance. The standard is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company cannot determine the impact of SFAS 153 at this time.

 In December 2004, the FASB issued SFAS 123 (revised 2004),”Share-Based Payment”. The standard eliminates the disclosure-only election under the prior SFAS 123 and requires the recognition of compensation expense for stock options and other forms of equity compensation based on the fair value of the instruments on the date of grant be expensed over the period service is received. We intend to adopt this Statement using the modified prospective method. The Company estimates that the charge to the Statement of Operations for the year to December 31, 2006 will be approximately $500,000.

3.              Discontinued Activities

Discontinued Activities. During the third quarter of 2005 a plan was initiated for the disposal of the Lifesyne business. In accordance with SFAS No. 144 “Accounting for Impairment or disposal of Long-Lived Assets” Lifesyne has been accounted for as discontinued operations. Accordingly, our financial statements have been restated to reflect the Lifesyne Segment as a discontinued operation in our consolidated statements of operations and cash flows for all periods presented. Statement of operations information presented in the notes to consolidated financial statements has been restated to reflect continuing operations for all periods presented.

On November 10, 2005 Lifesyne was sold to an independent third party for approximately $450,000. On August 18, 2005, MS-PLC entered into an option agreement with the purchaser to acquire Lifesyne for a non-refundable deposit of approximately $90,000 as the purchaser needed further time to arrange the financing for the acquisition. This deposit constituted part of the sale proceeds on completion of the acquisition. At that time the net assets of Lifesyne totaled approximately $844,000 leading to an impairment loss of approximately $394,000.

For Fiscal 2004, the Company recorded impairment of $582,000 against property and equipment related to the discontinued Lifesyne operations.

Revenues and operating losses for Lifesyne for years ended December 31:

	$(000)
	2005	2004	2003

Revenues	$427	$538	$276
Operating losses	$1,084	$1,563	$1,155
Loss from impairment of assets	$394	$582	$—

4.              Investments

The Company accounts for its investments in non-marketable securities under the cost method of accounting as it owns less than a 20% interest in each of the companies and does not have significant influence over the entities. The Company reviews each investment continually to assess for other-than-temporary decreases in value in its investments. The Company reviews all available financial and non-financial data in assessing the extent of any impairment.

At December 31, 2005, the Company held the following investment:

— A 6% holding in Eurindia PLC, a company that seeks to invest in small Indian IT services companies.

At December 31, 2004, the Company held the following investment:

— A 6% holding in Eurindia PLC. During Fiscal 2004 the Company recorded an impairment of $70,000 reducing the carrying value to approximately $359,000.

5.              Property and equipment

Property and equipment consist of the following as of December 31:

	2005	2004
	($’000)	($’000)

Computer hardware and software	$848	$1,071
Furniture and fixtures	881	4,150
Motor Vehicles	65	72

	1,794	5,293
Less: Accumulated depreciation	(1,542)	(3,227)
	$252	$2,066

During Fiscal 2005 the Company recorded impairment to property and equipment of $394,000. This was as a result of the sale of Lifesyne to an independent third party.

During Fiscal 2004 the Company recorded impairment to property and equipment of $386,000. This was as a result of a decision to transfer MAM’s assets to MS-PLC and Lifesyne or sell to independent third parties at open market value or fully impair, as its business opportunities were limited due to the change in strategy of Lifesyne concerning the number of centers it was going to operate. The impairment relates to Ravenscourt centre that was closed in 2004.

6.              Line of Credit – related party

On December 15, 2000, the Company entered into an unsecured credit facility with Asia IT Capital Investments Limited (“Asia IT”), a related party – see Note 15, which provides a $20,000,000 line of credit. Such line of credit originally expired on December 31, 2001, but has been extended until June 30, 2007. Interest on advances under the credit facility accrues at 2% above US LIBOR. At December 31, 2005 US LIBOR was 4.8%. The Company can draw down on this credit facility for its financing requirements, upon approval by the Company’s Board of Directors and subject to approval by Asia IT (such approval not to be unreasonably withheld). The Company is restricted from borrowing funds, directly or indirectly, other than through the credit facility with Asia IT, without the consent of Asia IT. The availability of the credit facility reduces upon the Company’s sale of any of its investment assets.

On November 20, 2001, Asia IT entered into a 10,000,000 ($18,000,000) credit facility with MS-PLC. Such facility ceases on June 30, 2007 and is secured by a lien on all of the assets of MS-PLC. Interest on outstanding amounts accrues at 2% above Sterling LIBOR. Pursuant to such credit facility, MS-PLC had covenanted to undertake a public offering of its ordinary shares in an amount not less than 25,000,000 not later than March 2002. MS-PLC did not complete such an offering and the facility nevertheless remains in place.

At the years ended December 31, 2005 and 2004 the Company had no drawings under the $20,000,000 facility with Asia IT, and MS-PLC had no drawings under its 10,000,000 ($18,000,000) facility with Asia IT. Under these facilities Asia IT, a related party, has deposited $2,500,000 for the benefit of the Company which the Company has not utilized.

7.              Capital leases

The assets under capital leases, which are included in property and equipment, are as follows:

	2005	2004
	($’000)	($’000)

Furniture and fixtures	$—	$857
Motor Vehicles	65	72
	65	929
Less: Accumulated depreciation	(35)	(556)
	$30	$373

The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments, as of December 31, 2005:

($’000)
Fiscal Year

2006	$20
2007	6
Total minimum lease payments	26

Less amount representing interest	1
Present value of net minimum lease payments	25

Less current maturities	19
Long-term maturities	$6

8.              Stockholders’ equity

During the year ended December 31, 2005 the Company raised $12,035,000 (net of commission and expenses) by issuing 3,327,000 restricted shares of common stock in a private placement.

The Company raised a further $3,600,000 (net of commission and expenses) on January 13, 2006 by issuing 1,000,000 restricted shares of common stock and is reflected as common stock subscribed but unissued at December 31, 2005. The Company had received the funds prior to the December 31, 2005 and is reflected as Cash held for common stock subscribed but unissued at December 31, 2005.

These private placements were underwritten by Asia IT, a related party. Asia IT received commissions of $1,630,000 on the above private placements.

During the year ended December 31, 2004 the Company raised $23,310,000 (net of commission and expenses) by issuing 8,579,000 restricted shares of common stock. These private placements were underwritten by Asia IT, a related party. Asia IT received commissions of $2,410,000 on the above private placement.

On January 27, 2004, the Company amended its Certificate of Incorporation to increase the number of shares the Company is authorized to issue from 25,000,000 shares to 40,000,000 shares of common stock. This amendment was approved by a majority of the stockholders of the Company.

At December 31, 2005 the Company owned 70,677,300 ordinary shares in MS-PLC, constituting 81.8% of the outstanding shares.

9.              Stock option plan

All the Company’s Equity Compensation Plans are issued by our majority-owned subsidiary, MS-PLC and not the Company to employees of MS-PLC. All securities that are issuable under these plans are MS-PLC shares. MS-PLC’s shares are not currently quoted on any recognized stock exchange. All MS-PLC’s equity plans allow employees the option to purchase MS-PLC’s shares at £1.00 ($1.65).

On March 20, 2003, the Board of Directors of MS-PLC approved a stock option plan “A” for its employees and reserved 4,000,000 shares of its common stock for issuance upon exercise of options granted under this plan. On April 19, 2003, the Remuneration Committee of MS-PLC also approved the stock option plan and implemented it on April 30, 2003 granted options over 2,828,600 shares to employees of MS-PLC. At December 31, 2005 there were 1,872,500 options outstanding and 100% of the options issued were exercisable under this plan.

On September 30, 2004 MS-PLC granted options over 3,400,500 shares to its employees under the stock option plan “B”. Subsequently on August 15, 2005, the Board of Directors of MS-PLC approved the stock option plan “B”. At December 31, 2005 there were 2,043,700 options outstanding and 70% of the options issued were exercisable under this plan after MS-PLC had passed certain vesting criteria.

On June 30, 2005 MS-PLC granted options over 230,000 shares to its employees. Subsequently on August 15, 2005, the Board of Directors of MS-PLC approved a stock option plan “C”. At December 31, 2005 there were 230,000 options outstanding and none of the options issued were exercisable. Options issued under this plan vest equally after employees have been employed for 12, 24 and 36 months.

The following table summarizes the MS-PLC Stock Option activity:

	Stock Options Outstanding
	Shares	Exercise Price Per Share	Weighted Average Exercise Price

Balance January 1, 2004	—	—	—
Granted	2,375,700	$1.65	$1.65
Forfeited	(400,450)
Exercised	—	—	—

Outstanding December 31, 2004	1,975,250	$1.65	$1.65

Granted	3,630,500	$1.65	$1.65
Forfeited	(1,459,550)
Exercised	—	—	—

Outstanding December 31, 2005	4,146,200	$1.65	$1.65

Options exercisable at:
December 31, 2005	3,362,850	$1.65	$1.65

Following is a summary of the status of stock options outstanding at December 31, 2005:

			Outstanding Options		Exercisable Options
			Weighted
			Average	Weighted		Weighted
			Remaining	Average		Average
	Exercise		Contractual	Exercise		Exercise
	Price	Number	Life	Price	Number	Price

“A” Options	$1.65	1,872,500	1 year	$1.65	1,872,500	$1.65
“B” Options	$1.65	2,043,700	1 year	$1.65	1,490,350	$1.65
“C” Options	$1.65	230,000	2 years	$1.65	0	$1.65
		4,146,200			3,362,850

10.       Income Taxes

The income tax provision is summarized as follows for the years ended December 31:

	2005	2004	2003
	($’000)
Current
Federal	$0	$0	$0
State and local	0	0	0
Foreign	0	0	0
Deferred	0	0	0

Total income tax provision (benefit)	$0	$0	$0

Significant components of deferred tax assets were as follows as of December 31:

Deferred Tax Assets

	2005	2004
	($’000)	($’000)

Tax loss carry-forward	$16,460	$14,230
Capital loss carry forward	45,230	45,230
Property and plant depreciation methods	35	35
Total	61,725	59,495
Valuation Allowance	(61,725)	(59,495)
Net deferred tax asset	$—	$—

The Company has net operating loss carry-forwards for United States tax purpose to offset future taxable income of $4,221,000 expiring in years 2006 through 2018. As it is not more likely than not that the resulting deferred tax benefits will be realized, a full valuation allowance has been recognized for such deferred tax assets. The utilization of net operating loss carry forwards may be significantly limited under the Internal Revenue Code as a result of ownership changes due to the Company’s stock and other equity offerings.

Under United Kingdom taxation, MS-PLC has $51,226,000 of net operating loss carry-forwards to offset future taxable income. As it is not more likely than not that the resulting deferred tax benefits will be realized, a full valuation allowance has been recognized for such deferred tax assets.

The provision for income tax differs from the amount computed by applying the statutory federal income tax rate to income before the provision for income taxes. The sources and tax effects of the differences are as follows for the year ended December 31:

	2005	2004	2003

Income taxes at the federal statutory rates	(35)%	(35)%	(35)%
Change in valuation allowance	1	1	1
Foreign operations	34	34	34
Effective rate of income tax	0%	0%	0%

The Company has net capital losses to be carried forward in the U.S. of $129,229,000 to offset against future capital gains expiring in years 2007 through 2009.

The receipt of $858,000 relates to a tax credit paid by the United Kingdom taxation authorities in the second quarter of Fiscal 2005 under its R&D tax relief scheme for small and medium enterprises to MS-PLC. The basis for the R&D relief is to encourage the development of new technologies and is only applicable to the research and development of a new technology and not a product.

The receipt represented the tax credit received for expenditures incurred between November 2001 and December 2003. The Company did not accrue for any potential tax credit for Fiscal 2004 as it has determined that the completion date of the new technology occurred at the end of Fiscal 2003 and therefore no application for Fiscal 2004 will be made.

11.       Operating leases

As discussed in Note 14 the Company does not have a formal lease on its offices at 46 Berkeley Square. Total rent expense was $969,000, $1,101,000, and $909,000 for years ended December 31, 2005, 2004 and 2003, respectively.

12.       Segment reporting

For Fiscal 2005, Fiscal 2004 and Fiscal 2003 the Company’s reportable segment was the provision of medical scanning services derived from the discontinued Lifesyne operation. All revenues were generated within the United Kingdom.

13.       Concentrations

The Company maintains its cash and cash equivalents at major financial institutions in the United Kingdom. Cash held in foreign institutions amounted to $6,933,000 and $5,194,000 at December 31, 2005 and 2004, respectively. The Company periodically evaluates the relative credit standing of financial institutions considered in its cash investment strategy.

14.       Related Party Transactions

On December 29, 2000, the Company acquired all of the issued and outstanding shares of HTTP Insights Limited (“Insights”). Asia IT was a shareholder in Insights as well as the Company at the time of the acquisition, and has provided a credit facility for up to $20,000,000. The credit facility expired on December 31, 2001, but has been extended to June 30, 2007. All advances under the credit facility accrue interest at 2% above US LIBOR. The Company is restricted from borrowing funds, directly or indirectly, other than through the credit facility, without the consent of Asia IT.

On November 20, 2001, Asia IT entered into a 10,000,000 ($18,000,000) credit facility with MS-PLC. Such facility ceases on June 30, 2007 and is secured by a lien on all of the assets of MS-PLC. Interest on outstanding amounts accrues at 2% above Sterling LIBOR. Pursuant to such credit facility, MS-PLC had covenanted to undertake a public offering of its ordinary shares in an amount not less than 25,000,000 ($45,000,000) not later than March 2002. MS-PLC did not complete such an offering and the facility nevertheless remains in place.

In addition, a director of Asia IT is a brother of Tim Paterson-Brown who was appointed to the Board on December 8, 2003 and to the Board of MS-PLC on September 5, 2003. In addition to the loan facilities made available by Asia IT to the Company and MS-PLC, Asia IT received commissions on shares issued under private placements in both Fiscal 2005 and Fiscal 2004.

During the year ended December 31, 2005 the Company raised $12,035,000 net of commissions and expenses, in a private placement of restricted common stock at $4.00 per share. Asia IT received commissions of $1,230,000. The Company raised a further $3,600,000 net of commissions and expenses, on January 13, 2006 in a private placement of restricted common stock at $4.00 per share. Asia IT received commissions of $400,000. The Company had received the funds prior to the December 31, 2005.

During Fiscal 2004 the Company raised $23,310,000, net of commissions and expenses, in a private placement of restricted common stock at $3.00 per share. Asia IT received commissions of $2,410,000, which was partly settled by issuing 420,000 shares of Company common stock valued at $3.00 per share.

The Company’s corporate offices at 46 Berkeley Square, London W1J 5AT, United Kingdom. The office is comprised of 9,642 square feet. Until June 30, 2003, rent was paid quarterly in advance to a property management company, Berkeley Square Ventures Limited, which in turn collects the rent for Yang Cellulose Company Limited (“YCCL”) (previously International Cellulose Company Limited), the entity that holds the lease on the property. Subsequent to June 30, 2003, rent has been paid directly to YCCL. In November 2001, YCCL was acquired by Macniven and Cameron Equity Holdings Limited (“M&C”) (previously STG Holdings PLC), a major shareholder of the Company. The rent payable is based on the amount of space each company occupies. There are no formal leases between the Company and YCCL. The Company paid rent of $969,000 in Fiscal 2005, $1,101,000 in Fiscal 2004, and $909,000 in Fiscal 2003.

15.       Legal Proceedings

The Company is involved with various legal actions and claims arising in the ordinary course of business. Management believes that the outcome of any such litigation and claims will not have a material effect on the Company’s financial position or results of operations.

16.       Subsequent events

On March 17, 2006 the Company raised $990,000, net of commissions and expenses, in a private placement of restricted common stock at $4.00 per share. Asia IT earned commissions of $110,000.

17.       Quarterly Financial Data (un-audited)

The tables below summarize the Company’s un-audited quarterly operating results for Fiscal 2005 and 2004. Discontinued operations relate to Lifesyne UK Ltd – see Note 3.

THREE MONTHS ENDED

($ thousands except per share data)

		March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005

Revenues	- continuing	$—	$—	$—	$—
	- discontinued	151	131	113	32

Loss	- continuing	(2,848)	(1,999)	(2,968)	(2,923)
Loss	- discontinued	(246)	(365)	(684)	(183)

Net loss		$(3,094)	$(2,364)	$(3,652)	$(3,106)

Basic and diluted loss per share
Continuing operations		(0.09)	(0.06)	(0.09)	(0.08)
Discontinued operations		(0.00)	(0.01)	(0.02)	(0.01)

Net loss		$(0.09)	$(0.07)	$(0.11)	$(0.09)

THREE MONTHS ENDED

($ thousands except per share data)

		March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004

Revenues	- continuing	$—	$—	$—	$—
	- discontinued	152	136	111	139

Loss	- continuing	(3,217)	(2,861)	(2,976)	(3,831)
Loss	- discontinued	(314)	(342)	(519)	(970)

Net loss		$(3,531)	$(3,203)	$(3,495)	$(4,801)

Basic and diluted loss per share
Continuing operations		(0.12)	(0.09)	(0.08)	(0.13)
Discontinued operations		(0.01)	(0.01)	(0.02)	(0.03)

Net loss		$(0.13)	$(0.10)	$(0.10)	$(0.16)

Schedule II

Medicsight, Inc

Valuation and Qualifying Accounts

($000’s)

	Balance at
	beginning			Balance at
Deferred Tax Valuation Allowance	of year	Additions	Write-offs	end of year

2003	46,112	234	—	46,346
2004	46,346	13,149	—	59,495
2005	59,495	2,230	—	61,725

The deferred tax valuation allowance applies to both operating loss carry-forwards and capital losses incurred by the Company.