Form 10-Q
period 2006-03-31
MEDICSIGHT INC
filed 2006-05-12
CIK 1001601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☒	No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer ☐	Accelerated filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐	No ☒

The number of shares outstanding of the registrant’s common stock as of May 12, 2006 was 37,667,883.

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

PART 1

FINANCIAL INFORMATION

Item 1.                          Financial Statements

Medicsight, Inc. and its subsidiaries are collectively referred to in this Report as the “Company”. For purposes of the discussion contained herein, all financial information is reported on a consolidated basis. The financial statements for the Company’s fiscal quarter ended March 31, 2006 are attached to this Report, commencing at page F-1.

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

During the quarter ended March 31, 2006 the Company raised $4,590,000 (net of commission and expenses) by issuing 1,275,000 restricted shares of common stock. These private placements were underwritten by Asia IT Capital Investments Limited (“Asia IT”), a related party. Asia IT received commissions of $510,000 on the these private placements. This amount is inclusive of the common stock subscribed but unissued of $3,600,000 at December 31, 2005.

During the year ended December 31, 2005 the Company raised $12,035,000 (net of commission and expenses) by issuing 3,327,000 restricted shares of common stock.

During 2005 the Company initiated a plan of disposal of its Lifesyne scanning business which was subsequently sold in November 2005 and its results are reflected as discontinued operations.

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

Lifesyne UK Limited (“Lifesyne”) was sold to an independent third party in November 2005 and is reported as discontinued operations in the quarter ended March 31, 2005. In addition Medicsight Asset Management Limited (“MAM”) ceased operations during the year.

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

MDX.   MDX, a majority-owned subsidiary, incorporated in Delaware (with initial capital of 1,500 shares of common stock, par value $1.00) is currently engaged in developing the online business — “MedicExchange” and began operating in January 2006. The Company owns 90% of MDX and 10% is owned by Compile Nominees Limited, a company registered in Gibraltar, who is assisting MDX with the development of the portal.

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

Revenues and operating losses for Lifesyne follow:

	$(000)
	Three months	Three months
	Ended	Ended
	March 31, 2006	March 31, 2005
Revenues	$—	$150
Operating losses	$—	$246

MAM.   MAM is also a wholly owned subsidiary of MS-PLC that was established in September 2002 for the purpose of acquiring fixed assets on behalf of the operating entities in the group. As Lifesyne’s strategy changed MAM’s business was limited so all assets were transferred to MS-PLC or Lifesyne at market value or fully impaired on December 31, 2004. MAM had ceased trading once all of its assets had been disposed of.

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

MedicExchange will offer medical imaging software vendors a single channel through which they can access a large community of medical imaging professionals globally in order to sell and market their product solutions. MedicExchange is scheduled to be available later in 2006.

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

The MedicExchange portal will be a global distribution portal (initially with websites in the U.S., Europe and Asia). We believe that the MedicExchange could materially change the way in which new medical products reach the market. Other websites in the area, in our view, have not been able to take full advantage of the expressed desire in the medical community for portals, such as the MedicExchange, because their product offerings are limited compared to those of MedicExchange.

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

Business Development

MS-PLC has signed non—exclusive agreements with TeraRecon, Inc (for the distribution of both LungCAD and ColonCAD), Viatronix, Inc (for the distribution of both LungCAD and ColonCAD) and Vital Images, Inc (for the distribution of Colon CAD). These agreements are part of the the Company’s plans to commercialize its advanced imaging technology on a worldwide basis. MS-PLC’s CAD software is integrated into the partner companies’ existing product offerings.

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

Financial Risk.   The Company has incurred significant operating losses since inception and has generated no revenues from continuing operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit at March 31, 2006. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities and borrowed funds. The Company is currently seeking additional funding and is actively developing the technology in order to bring it to market. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products the Company develops and markets will be accepted by consumers.

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

RESULTS OF OPERATIONS

Revenues.   For the quarters ended March 31, 2006 and March 31, 2005 the Company’s gross revenues from continuing operations were $nil.

The Company’s only revenues for the quarter ended March 31, 2005 were derived from the Company’s discontinued Lifesyne™ scanning operations — see “Discontinued Operations” below.

Selling, General and Administrative Expenses.   The Company’s selling, general and administrative expenses from continuing operations for quarters ended March 31, 2006 and March 31, 2005, were $2,468,000 and $2,223,000 respectively.

The significant elements of the Selling, General and Administrative Expenses from continuing operations are outlined in the table below:

	($000’s)
	Quarter ended	Quarter ended
	March 31, 2006	March 31, 2005
Salaries and directors’ compensation	834	844

Payroll taxes and other staff costs	100	88

Professional fees	341	339

Property rent	156	153

Travel and conferences	344	329

Software licenses	161	204

Research and Development Cost.   The Company’s research and development cost for quarters ended March 31, 2006 and March 31, 2005, was $627,000 and $639,000 respectively.

Discontinued Activities.   During the third quarter of 2005 a plan was initiated for the disposal of the Lifesyne business and Lifesyne was subsequently sold on November 10, 2005. In accordance with Statement of Financial Accounting Standards No. 144 Accounting for Impairment or disposal of Long-Lived Assets Lifesyne has been accounted for as discontinued operations. Accordingly, our financial statements for the quarter ended March 31, 2005 has been restated to reflect the Lifesyne Segment as a discontinued operation in our consolidated statements of operations and cash flows.

Revenues and operating losses for Lifesyne follow:

	$(000)
	Three months Ended	Three months Ended
	March 31, 2006	March 31, 2005
Revenues	$—	$150
Operating losses	$—	$246

Net Loss and Net Loss per Share.   Net loss was $3,030,000 and $3,094,000 respectively for the quarters ended March 31, 2006 and March 31, 2005. Net loss per share for the quarters ended March 31, 2006 and March 31, 2005 was $0.08 and $0.09, respectively, based on weighted average shares outstanding of 37,291,216 and 33,302,325 respectively.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Information as March 31:

	($000’s)
	March 31, 2006	December 31, 2005
Cash and Cash Equivalents	7,364	7,249

Current Assets	8,014	11,867

Current Liabilities	(1,015)	(2,746)

Working Capital Surplus	6,999	9,121

Ratio of Current Assets to Current Liabilities	7.90	4.32

Net Increase in Cash and Cash Equivalents.   During the quarter ended March 31, 2006, the Company’s cash and cash equivalents increased by $115,000. This increase was primarily the result of cash flows received from shares issued by the Company exceeding the net cash used in operating activities. The Company used net cash of $4,632,000 in continuing operations. The Company received net cash of $985,000 in financing activities and received $3,912,000 from investing activities.

Net Cash Used in Operations.   The Company used cash in continuing operations of $4,632,000 in the quarter ended March 31, 2006, as the Company incurred significant operating and software research and development costs. These significant costs included professional fees, salaries and director compensation, marketing, regulatory costs and property service charges and rent and the payment of $1,151,000 to Asia IT for the commissions due to them on the Company’s private placements. The Company used cash in continuing operations in the quarter ended March 31, 2005 of $2,069,000.

Net Cash provided by Investing Activities.   In the quarter ended March 31, 2006, the Company had a net cash inflow from investing activities of $3,912,000. The main component was the release of $4,000,000 received by the Company in December 2005 following the issuance of the common stock in January 2006. Additionally, the Company purchased $88,000 in fixed assets in the same period. In the quarter ended March 31, 2005, the Company had a net cash outflow from investing activities of $20,000. The Company used the funds to purchase additional fixed assets.

Net Cash Provided by Financing Activities.   In the quarter ended March 31, 2006, the Company had a net cash inflow from financing activities of $985,000. The funds received consisted mainly of $990,000 from the Company’s private offerings. For the quarter ended March 31, 2005, the Company had a net cash inflow from financing activities of $1,781,000. The funds received consisted of $1,813,000 received from the private offering of the Company’s stock.

Stockholders’ Equity.   The Company’s stockholders’ equity at March 31, 2006 was $19,586,000, including an accumulated deficit of $(193,744,000), as compared to $21,734,000 at December 31, 2005, including an accumulated deficit of $(190,714,000). Additional paid-in capital was $213,373,000 and $208,684,000, at March 31, 2006 and December 31, 2005 respectively.

Additional Capital.   The Company will require additional capital during the balance of 2006 and 2007 to implement its business strategies, including cash for payment of increased operating expenses such as salaries for additional employees. Such additional capital may be raised through additional public or private equity offerings, as well as borrowings and other resources. Currently, the Company has two available lines of credit.

During the quarter ended March 31, 2006 the Company raised $4,590,000 (net of commission and expenses) by issuing 1,275,000 restricted shares of common stock. These private placements were underwritten by Asia IT Capital Investments Limited (“Asia IT”), a related party. Asia IT received commissions of $510,000 on the above private placements.

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

At March 31, 2006, the Company had not drawn down any funds under the $20,000,000 facility with Asia IT, and MS-PLC had not drawn down any funds under its £10,000,000 ($18,000,000) facility with Asia IT.

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

None.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s exposure to market risk associated with changes in interest rates relates to its debt obligations. The Company has the following debt facilities, which are all repayable on demand:

Debt Holder	Facility	Draw Down	Interest rate	At March 31
Asia IT Capital Investments Ltd	$20,000,000	$nil	US Libor + 2%	7.29%
Asia IT Capital Investments Ltd	$18,000,000	$nil	GBP Libor + 2%	6.78%

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

Item 4.                          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as of March 31, 2006. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation during the quarter ended March 31, 2006 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

Between January 1, 2006 and March 31, 2006 the Company issued approximately 1,275,000 shares of common stock at $4.00 per share to a number of institutional investors and private individuals as part of a private placement raising approximately $4,590,000 net of commissions payable to Asia IT, a related party. The shares of common stock were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933.

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

31.1                             Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer - filed herewith).

31.2                             Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer - filed herewith).

32.1                             Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer - filed herewith).

32.2                             Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer - filed herewith).

(b)            Reports on Form 8-K

None

MEDICSIGHT, INC. AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2006

Condensed Consolidated Balance Sheets as of March 31, 2006 (Unaudited) and December 31, 2005	F-2

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2006 (Unaudited) and the Three Months Ended March 31, 2005 (Unaudited)	F-3

Condensed Consolidated Statement of Cash Flows for the Three months Ended March 31, 2006 (Unaudited) and the Three months Ended March 31, 2005 (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements	F-5 to F-10

MEDICSIGHT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
($ thousands, except per share data)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,364	$7,249
Cash held for common stock subscribed but unissued	—	4,000
Other receivables	322	344
Prepaid expenses	211	213
Value-Added Tax receivable	117	61
Total current assets	8,014	11,867

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation of $1,481 and $1,542 respectively	225	252

INVESTMENTS, at cost	359	359

SECURITY DEPOSITS	808	808

EXCESS OF PURCHASE PRICE OVER
NET ASSETS ACQUIRED	11,200	11,200

Total assets	$20,606	$24,486

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$764	$1,172
Accounts payable — related party	—	1,151
Accrued expenses	236	404
Current portion of obligations under capital leases	15	19
Total current liabilities	1,015	2,746

Obligations under capital leases, net of current portion	5	6
Total liabilities	1,020	2,752

Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 40,000,000 shares authorized, 37,667,883 and 36,392,883shares issued and outstanding respectively	38	36
Additional paid-in capital	213,373	208,684
Common stock subscribed but unissued, net	—	3,600
Accumulated comprehensive income	(81)	128
Accumulated deficit	(193,744)	(190,714)
TOTAL STOCKHOLDERS’ EQUITY	19,586	21,734

Total liabilities and stockholders’ equity	$20,606	$24,486

The accompanying notes are an integral part of these condensed statements.

MEDICSIGHT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ thousands, except per share amounts)

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
	(unaudited)	(unaudited)

REVENUES	$—	$—

EXPENSES:
Selling, general and administrative charges	2,468	2,223
Research and development cost	627	639
	3,095	2,862

Operating loss	(3,095)	(2,862)

OTHER INCOME
Interest and other income	65	14

LOSS FROM CONTINUING OPERATIONS	(3,030)	(2,848)

DISCONTINUED OPERATIONS:
Loss from operations of Lifesyne	—	(246)

NET LOSS	$(3,030)	$(3,094)

LOSS PER SHARE:
Basic and diluted:
Loss from continuing operations	$(0.08)	$(0.09)
Loss from discontinued operations	$(0.00)	$(0.00)

Net loss	$(0.08)	$(0.09)

Weighted average number of common shares outstanding	37,291,216	33,302,325

The accompanying notes are an integral part of these condensed statements.

MEDICSIGHT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In $ thousands)

	Three months	Three months
	ended	ended
	March 31, 2006	March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,030)	$(3,094)

Adjustments to reconcile net loss to net cash used in operating activities
Loss from discontinuing operations	—	246
Share-based compensation	96	—
Depreciation and amortization	61	127
(Increase)/decrease in assets
Prepaid expenses and other receivables	24	(238)
VAT receivable	(56)	503
Increase/(decrease) in liabilities
Accounts payable	(408)	744
Accounts payable — related party	(1,151)	—
Accrued expenses	(168)	(357)
Net cash used in operating activities	(4,632)	(2,069)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash held for common stock subscribed but unissued	4,000	—
Purchase of property and equipment	(88)	(20)
Net cash (used in)/provided by investing activities	3,912	(20)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(5)	(32)
Proceeds from sale of common stock (net of commissions)	990	1,813
Net cash provided by financing activities	985	1,781

Cash flows of discontinued operations
Net cash used in operating activities	—	(174)
Net cash (used in) financing activities	—	(5)
	—	(179)

Effects of exchange rates on cash and cash equivalents	(150)	(220)

NET CHANGE IN CASH & CASH EQUIVALENTS	115	(707)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	7,249	5,276

CASH & CASH EQUIVALENTS, END OF PERIOD	$7,364	$4,569

SUPPLEMENTAL DISCLOSURES OF CASH PAID
Interest	$1	$2

NON CASH FINANCING ACTIVITIES
Issuance of stock subscribed	$3,600	$—

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

(2)                               Basis of Presentation and liquidity

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the Fiscal year ended December 31, 2005. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

The results of operations for the quarter ended March 31, 2006 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

The unaudited condensed consolidated include the accounts of Medicsight, Inc. and its subsidiaries in which it has a controlling interest. All inter-company accounts have been eliminated in consolidation. The Company has ceased recognizing the minority interest in its consolidated subsidiaries losses because the losses have exceeded the minority shareholders equity interest in those subsidiaries.

The Company has incurred significant operating losses since inception. As a result, the Company has generated negative cash flows from operations, and has an accumulated deficit at March 31, 2006. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities and borrowed funds. The Company is currently seeking additional funding and is actively developing the technology in order to bring it to market. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products the Company develops and markets will be accepted by consumers.

(3)                               Lines of Credit

On December 15, 2000, the Company entered into an unsecured credit facility with Asia IT, a related party, which provides a $20,000,000 line of credit. Such line of credit originally expired on December 31, 2001, but has been extended until June 30, 2007. Interest on advances under the credit facility accrues at 2% above US LIBOR. The Company can draw down on this credit facility for its financing requirements, upon approval by the Company’s Board of Directors and subject to approval by Asia IT (such approval not to be unreasonably withheld). The Company is restricted from borrowing funds, directly or indirectly, other than through the credit facility with Asia IT, without the consent of Asia IT. The availability of the credit facility would be reduced upon the Company’s sale of any of its investment assets. The amounts drawn and interest charged under this facility are repayable on demand or at the maturity of the facility.

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

At March 31, 2006, the Company had not drawn down any funds under the $20,000,000 facility with Asia IT, and MS-PLC had not drawn down any funds under its £10,000,000 ($18,000,000) facility with Asia IT.

(4)                               Discontinued Activities

During the third quarter of 2005 a plan was initiated for the disposal of the Lifesyne business and Lifesyne was subsequently sold on November 10, 2005. In accordance with Statement of Financial Accounting Standards No. 144 Accounting for Impairment or disposal of Long-Lived Assets Lifesyne has been accounted for as discontinued operations. Accordingly, our financial statements for the quarter ended March 31, 2005 has been restated to reflect the Lifesyne Segment as a discontinued operation in our consolidated statements of operations and cash flows.

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

Revenues and operating losses for Lifesyne follow:

$(000)

	Three months	Three months
	Ended	Ended
	March 31, 2006	March 31, 2005

Revenues	$—	$150
Operating losses	$—	$246

(5)                               Stockholders’ Equity

During the quarter ended March 31, 2006 the Company raised $4,590,000 (net of commission and expenses) by issuing 1,275,000 restricted shares of common stock. These private placements were underwritten by Asia IT, a related party. Asia IT received commissions of $510,000 on these private placements. This amount is inclusive of the common stock subscribed but unissued of $3,600,000 at December 31, 2005.

(6)                               Accounting for Stock Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (SFAS 123(R)), utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R), we accounted for stock option grants in accordance with Accounting Principle Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method) and, accordingly, recognized no compensation expense for stock option grants if the intrinsic value of a grant was zero or less.

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the first quarter of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS 123(R) on January 1, 2006, the net loss for the quarter ended March 31, 2006 was $96,000 higher than if we had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants.

On March 20, 2003, the Board of Directors of MS-PLC approved a stock option plan “A” for its employees and reserved 4,000,000 shares of its common stock for issuance upon exercise of options granted under this plan. On April 19, 2003, the Remuneration Committee of MS-PLC also approved the stock option plan and implemented it on April 30, 2003 granted options over 2,828,600 shares to employees of MS-PLC. At March 31, 2006 there were 1,833,000 options outstanding and 100% of the options issued were exercisable under this plan.

On September 30, 2004 MS-PLC granted options over 3,400,500 shares to its employees under the stock option plan “B”. Subsequently on August 15, 2005, the Board of Directors of MS-PLC approved the stock option plan “B”. At March 31, 2006 there were 2,043,700 options outstanding and 70% of the options issued were exercisable under this plan after MS-PLC had passed certain vesting criteria.

On June 30, 2005 MS-PLC initially granted options over 200,000 shares to its employees under the stock option plan “C”. Subsequently on August 15, 2005, the Board of Directors of MS-PLC approved a stock option plan “C”. At March 31, 2006 there were 245,000 options outstanding and none of the options issued were exercisable. Options issued under this plan vest equally after employees have been employed for 12, 24 and 36 months.

The following table illustrates the effect on operating results and per share information if the Company had accounted for stock-based compensation in accordance with SFAS 123(R) for the three months ended March 31, 2005:

Quarter ended
March 31, 2005 (unaudited)
$’000
Net loss as reported:	(3,094)

Fair value method of stock based compensation	(20)

Proforma net loss	(3,114)

Reported earnings per common share
Basic and diluted	(0.09)
Proforma earnings per common share
Basic and diluted	(0.09)

We used the Black-Scholes option-pricing model to estimate the fair value of MS-PLC’s stock-based awards with the following weighted-average assumptions for the indicated periods:

March 31, 2006

Dividend yield	0.0%
Expected volatility	65.1%
Risk-free rate	4.6%
Expected life of options	2.0
Weighted-average grant-date fair value	$1.65

The assumptions above are based on multiple factors including 10 year United Kingdom treasury bonds for the risk-free rate, expected future exercising patterns (we cannot base the estimate on the historical exercise patterns as no options have been exercised) and the volatility of the Company’s own stock price stock price as MS-PLC’s stock is not liquid.

(7)                               Goodwill and Other Intangible Assets

The Company adopted SFAS No. 142 effective January 1, 2002. Under this standard, goodwill will no longer be amortized over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise.

(8)                               Security Deposits

As MS-PLC occupies approximately 95% of 46 Berkeley Square it acquired the security deposit on the offices for cash from ICC Properties Limited (“ICCP”) (previously Yang Cellulose Company Limited and International Cellulose Company Limited) in February 2003. The value of the security deposit is £470,000 ($808,000) and is interest-bearing.

(9)                               Investments

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

At March 31, 2006, the Company held the following investment:

A 6% holding in Eurindia PLC, a company that seeks to invest in small Indian IT services companies. Following information received from Eurindia’s management the Company estimates the current value of the investment to be approximately $790,000.

(10)                        Lease Commitments

The Company had entered into property leases for the Westminster and Ravenscourt centers through its Lifesyne subsidiary. Following the sale of Lifesyne the Company has no outstanding formal property lease agreements.

The Company’s corporate offices are at 46 Berkeley Square, London W1J 5AT, United Kingdom. The office is comprised of 9,642 square feet. Until June 30, 2003, rent was paid quarterly in advance to a property management company, Berkeley Square Ventures Limited, which in turn collects the rent for ICCP, the entity that holds the lease on the property. Subsequent to June 30, 2003, rent has been paid directly to ICCPL. In November 2001, ICCP was acquired by Macniven and Cameron Equity Holdings Limited (“M&C”) (previously STG Holdings PLC), a major shareholder of the Company. The rent payable is based on the amount of space each company occupies. There are no formal leases between the Company and ICCP.

(11)                        Comprehensive Income

As of March 31, 2006 and the quarter then ended, comprehensive income is comprised of a net loss from operations and the net effect of foreign currency translation adjustments. This comprised a net loss of $3,030,000 and foreign currency translation adjustments of $(209,000) resulting in comprehensive loss of  $3,239,000.

(12)        Recent Accounting Pronouncements

None.

(13)        Related Party Transactions

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

In addition to the loan facilities made available by Asia IT to the Company and MS-PLC, Asia IT received commissions on shares issued under private placements in the fiscal quarter ended March 31, 2006, and in the fiscal years ended December 31, 2005 and 2004. A director of Asia IT is a brother of Tim Paterson-Brown who was appointed to the Board on December 8, 2003 and to the Board of MS-PLC on September 5, 2003.

During the quarter ended March 31, 2006 the Company raised $4,590,000 (net of commission and expenses) by issuing 1,275,000 restricted shares of common stock. These private placements were underwritten by Asia IT, a related party. Asia IT received commissions of $510,000 on these private placements. This amount is inclusive of the common stock subscribed but unissued of $3,600,000 at December 31, 2005.

The Company’s corporate offices are at 46 Berkeley Square, London W1J 5AT, United Kingdom. The office is comprised of 9,642 square feet. Until June 30, 2003, rent was paid quarterly in advance to a property management company, Berkeley Square Ventures Limited, which in turn collects the rent for ICCP, the entity that holds the lease on the property. Subsequent to June 30, 2003, rent has been paid directly to ICCPL. In November 2001, ICCP was acquired by Macniven and Cameron Equity Holdings Limited (“M&C”) (previously STG Holdings PLC), a major shareholder of the Company. The rent payable is based on the amount of space each company occupies. There are no formal leases between the Company and ICCP. The Company paid rent of $156,000 in the quarter ended March 31, 2006, and $153,000 in the quarter ended March 31, 2005.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICSIGHT, INC.

By:	/s/ TIM PATERSON-BROWN
Tim Paterson-Brown
Chief Executive Officer

By:	/s/ GLYN THOMAS
Glyn Thomas
Chief Financial Officer

May 12, 2006