Form 10-Q
period 2006-06-30
MEDICSIGHT INC
filed 2006-08-11
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-26886

MEDICSIGHT, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-4148725
(State of Incorporation)	(I.R.S. Employer Identification No.)

46 Berkeley Square, London, W1J 5AT, UNITED KINGDOM

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: 011- 44-20-7598-4070

Indicate by check whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer ☐     Accelerated filer ☐     Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 10, 2006 was 38,027,883.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

Forward-looking statements can be identified by the use of forward-looking words such as “believe,” “expect,” “hope,” “may,” “will,” “plan,” “intend,” “estimate,” “could,” “should,” “would,” “continue,” “seek,” “pro forma” or “anticipate,” or other similar words (including their use in the negative), or by discussions of future matters such as our future clinical or product development, regulatory review of our products or product candidates, commercialization of our products, our financial performance, possible changes in legislation and other statements that are not historical. These statements include but are not limited to statements under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other sections in this report. You should be aware that the occurrence of any of the events discussed under the heading “Risk Factors” and elsewhere in this report could substantially harm our business, results of operations and financial condition and that if any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.

The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they may appear in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Our main operating currency is UK sterling.

MEDICSIGHT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,728	$7,249
Marketable securities	2,011	—
Cash held for common stock subscribed but unissued	1,340	4,000
Prepaid expenses	112	213
Value-Added Tax receivable	144	61
Other current assets	355	344
Total current assets	6,690	11,867

PROPERTY EQUIPMENT, at cost, net of accumulated depreciation of $1,750 and $3,227 respectively	194	252
INVESTMENTS	359	359
SECURITY DEPOSITS	854	808
EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED	11,200	11,200

Total assets	$19,297	$24,486

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,231	$1,172
Accounts payable - related party	134	1,151
Accrued expenses	850	404
Current portion of obligations under capital leases	16	19
Total current liabilities	2,231	2,746
Obligations under capital leases, net of current portion	—	6
Total liabilities	2,231	2,752

STOCKHOLDERS’ EQUITY:

Common stock, $0.001 par value, 40,000,000 shares authorized 37,667,883 and 36,392,883 shares issued and outstanding, respectively	38	36
Additional paid-in capital	213,455	208,684
Common stock subscribed but unissued, net	1,206	3,600
Accumulated other comprehensive income	112	128
Accumulated deficit	(197,745)	(190,714)
Total stockholders’ equity	17,066	21,734

Total stockholders’ equity & liabilities	$19,297	$24,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,
	2006	2005

REVENUES	$—	$—

EXPENSES:
Selling, general and administrative charges	3,521	2,396
Research and development cost	513	524
	4,034	2,920

Operating loss	(4,034)	(2,920)

INTEREST AND OTHER INCOME	33	38

Net loss before income taxes	(4,001)	(2,882)

Income taxes	—	883

Net loss from continuing activities	(4,001)	(1,999)

DISCONTINUED OPERATIONS:
Net loss from operations of Lifesyne	—	(365)

Net loss	$(4,001)	$(2,364)

PER SHARE DATA:
Net loss from continuing activities	$(0.11)	$(0.06)
Net loss from discontinued activities	$—	$(0.01)

Basic and diluted loss per share	$(0.11)	$(0.07)

Weighted average number of common shares outstanding	37,667,883	33,626,070

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDICSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Six Months Ended June 30,
	2006	2005

REVENUES	$—	$—

EXPENSES:
Selling, general and administrative charges	5,989	4,619
Research and development cost	1,140	1,163
	7,129	5,782

Operating loss	(7,129)	(5,782)

INTEREST AND OTHER INCOME	98	52

Net loss before income taxes	(7,031)	(5,730)

Income taxes	—	883

Net loss from continuing activities	(7,031)	(4,847)

DISCONTINUED OPERATIONS:
Net loss from operations of Lifesyne	—	(611)

Net loss	$(7,031)	$(5,458)

PER SHARE DATA:
Net loss from continuing activities	$(0.19)	$(0.14)
Net loss from discontinued activities	$—	$(0.02)

Basic and diluted loss per share	$(0.19)	$(0.16)

Weighted average number of common shares outstanding	37,480,590	33,465,092

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDICSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,031)	$(5,458)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued activities	—	611
Share-based compensation	183	—
Depreciation	119	244
Loss on disposal of fixed assets	—	69
Changes in operating assets and liabilities
Accounts receivable	—	(1)
Prepaid expenses and other current assets	44	29
VAT receivable	(83)	474
Accounts payable	59	667
Accounts payable – related parties	(1,017)	—
Accrued expenses	446	(691)
Net cash used in operating activities	(7,280)	(4,056)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash held for common stock subscribed but unissued	2,660	—
Purchase of marketable securities	(1,964)	—
Sale of fixed assets	—	300
Purchase of fixed assets	(61)	(81)
Net cash provided by investing activities	635	219

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital lease obligations	(9)	(333)
Proceeds from sale of common stock (net)	4,590	2,714
Proceeds from common stock subscribed but unissued (net)	(2,394)	—
Net cash provided by financing activities	2,187	2,381

CASH FLOWS OF DISCONTINUED OPERATIONS
Operating activities	—	(557)

	Six Months Ended June 30,
	2006	2005

Effects of exchange rates on cash and cash equivalents	(63)	88

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,521)	(1,925)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	7,249	5,276

CASH AND CASH EQUIVALENTS – END OF PERIOD	$2,728	$3,351

SUPLEMENTAL DISCLOSURES OF CASH RECEIVED
Interest received	98	52
Income tax benefit realized	—	883

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDICSIGHT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation and Liquidity

The accompanying condensed consolidated financial statements of Medicsight, Inc. have been prepared following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (GAAP) have been condensed or omitted. The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position at, and the results of operations for, the interim periods presented.

The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2006 or of future operating results for any interim period. The financial information included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005, which includes our audited consolidated financial statements and the notes thereto.

The Company has incurred significant operating losses since inception. As a result, the Company has generated negative cash flows from operations, and has an accumulated deficit at June 30, 2006. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities. The Company is currently seeking additional funding and is actively developing the technology in order to bring it to market. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products the Company develops and markets will be accepted by consumers.

Principles of Consolidation

The financial statements include the accounts of our company and our majority owned subsidiaries. Our main operating subsidiaries are Medicsight PLC and Medicexchange PLC, both based in London (UK). The functional currencies of our subsidiaries are their local currencies.  All intercompany transactions and balances have been eliminated.  All foreign currency translation gains and losses arising on consolidation were recorded in stockholders’ equity as a component of comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Marketable Securities

We invest some of our cash balances in short-term highly liquid available for sale marketable securities, which are carried in our balance sheet at fair value in accordance with Statement of Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities, with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income (loss) - unless we conclude that unrealized losses represent an other-than-temporary impairment. In that circumstance, such losses would be reflected in the consolidated statements of operations. Realized gains and losses are included in interest income. Fair value is based upon quoted market prices for these or similar instruments.

At June 30, 2006 our available for sale marketable securities cost $1,964,000 and had a fair value of $2,011,000.  We recorded an unrealized gain of $47,000 in other comprehensive income in stockholders’ equity.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, established standards for the reporting and display of comprehensive income (loss) and its components. Comprehensive Income (Loss) consists all unrealized foreign exchange translation gains and losses, plus the changes in unrealized gains and losses on marketable securities. Comprehensive losses for the three and six months ended June 30, 2006 and 2005 are as follows (in thousands):

	Three Months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Net loss as reported	$(4,001)	$(2,364)	$(7,031)	$(5,458)
Unrealized foreign exchange gain (loss)	146	156	(63)	(148)
Unrealized gain on marketable securities	47	—	47	—
Comprehensive loss	$(3,808)	$(2,208)	$(7,047)	$(5,606)

Research and Development Expenses and Accruals

Research and development expenses include personnel and facility related expenses, outside contract services including clinical advisors and other consulting services. Research and development costs are expensed as incurred. In instances where we enter into agreements with third parties, costs are expensed upon the earlier of when non-refundable amounts are due or as services are performed. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.

Net Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during each period. Our calculation of diluted net loss per share excludes potentially dilutive shares, as these shares were antidilutive for all periods presented. Our calculation of diluted net income per share may be affected in future periods by dilutive impact of our outstanding stock options.

Investments

We account for investments in non-marketable securities under the cost method where (a) we own less than a 20% interest; and (b) we do not have significant influence over the entity.  We continually review each investment to assess for other-than-temporary decreases in value.  At June 30, 2006 we held 6% in Eurindia PLC, a company that invests in small Indian IT services companies.  Following recent information received from Eurindia’s management, we estimate the current value of our investment to be about $860,000.

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized but is tested for impairment on an annual basis and whenever indicators of impairment arise.

Lease Commitments and Security Deposit

Our main corporate office is at 46 Berkeley Square, London W1J 5AT, United Kingdom.  The office is comprised of 9,642 square feet.  The lease holder is ICC Properties Limited (a related party).  The rent payable is based on the amount of space we occupy. There is no formal lease between the Company and the lease holder.  We have paid a security deposit of £470,000 ($854,000) which is interest bearing.

2. Discontinued Activities

During the third quarter of 2005 a plan was initiated for the disposal of the Lifesyne business and Lifesyne was subsequently sold on November 10, 2005.  In accordance with Statement of Financial Accounting Standards No. 144 Accounting for Impairment or Disposal of Long-Lived Assets, Lifesyne has been accounted for as discontinued operations.  Accordingly, our financial statements for the three and six months ended June 30, 2006 have been restated to reflect the Lifesyne Segment as a discontinued operation in our consolidated statements of operations and cash flows.

The revenues and operating losses for Lifesyne were:

	Three Months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Revenue	$—	$131	$—	$282
Operating losses	$—	$365	$—	$611

3. Stock-Based Compensation

We have 3 Stock Option Plans in Medicsight PLC (one of our UK subsidiary companies).  The shares in this company are not publicly traded.

a.                                       Plan A - On March 20, 2003 we approved a stock option plan “A” and reserved 4,000,000 shares for issuance upon exercise of options granted under this plan. On April 19, 2003, the Remuneration Committee also approved the stock option plan and implemented it on April 30, 2003 granted options over 2,828,600 shares to employees. At June 30, 2006 there were 1,754,000 options outstanding and 100% of the options issued were exercisable under this plan.

b.                                      Plan B - On September 30, 2004 we granted options for 3,400,500 shares under stock option plan “B”. Subsequently on August 15, 2005, we approved the stock option plan “B”. At June 30, 2006 there were 1,860,000 options outstanding.  70% of the options issued were exercisable under this plan at June 30, 2006.  100% of the options issued become fully vested on December 31, 2006.

c.                                       Plan C - On June 30, 2005 we granted options for 230,000 shares to its employees under the stock option plan “C”. On August 15, 2005, we approved stock option plan “C”. At June 30, 2006 there were 145,000 options outstanding and 43,333 of the options issued were exercisable.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment SFAS 123(R), utilizing the Modified Prospective Application method.  Prior to the adoption of

SFAS 123(R), we accounted for stock option grants in accordance with Accounting Principle Board (“APB”) Opinion No. 25 Accounting for Stock Issued to Employees (the intrinsic value method) and, accordingly, recognized no compensation expense for stock option grants if the intrinsic value of a grant was zero or less.

Under the Modified Prospective Application method, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled.  Under the Modified Prospective Application method, we recognised compensation costs in the first six months of 2006 including:

a.                                       cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006 - based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and

b.                                      compensation cost for all share-based payments granted subsequent to January 1, 2006 - based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

Prior periods have not been restated to reflect the impact of adopting this new accounting standard.

As a result of adopting SFAS 123(R) the net loss for the six months ended June 30, 2006 was $183,000 higher than if we had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants.

The following table illustrates the effect on operating results and per share information if we had accounted for stock-based compensation in accordance with SFAS 123(R) for the three and six months ended June 30, 2005 (unaudited, in thousands except per share amounts)

	Three Months ended June 30, 2005	Six months ended June 30, 2005

Net loss as reported	$(2,364)	$(5,458)
Fair value method of stock based compensation	(250)	(270)
Proforma net loss	(2,614)	(5,728)

Reported loss per common share, basic and diluted	(0.07)	(0.16)
Proforma loss per common share, basic and diluted	(0.08)	(0.17)

We used the Black-Scholes option-pricing model to estimate the fair value of each of the stock option awards under plans A, B and C with the following weighted-average assumptions for the indicated periods:

For all periods shown

Dividend yield	0.0%
Expected volatility	65% to 81%
Risk-free rate	3.5% to 4.6%
Expected life of options	1 to 2 years
Weighted-average grant-date fair value	£1.00 ($1.65)

The assumptions above are based on multiple factors including 10 year United Kingdom treasury bonds for the risk-free rate, expected future exercising patterns (we cannot base the estimate on the historical exercise patterns as no options have been exercised) and the volatility of the Company’s own stock price.

The following table summarizes stock option activity for the six months ended June 30, 2006 under all option plans:

	Number of Options	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Balance January 1, 2006	4,146,200
Granted	115,000
Forfeited	(502,200)
Exercised	—
Outstanding June 30, 2006	3,759,000	7.6	$9,849,000

Options exercisable at June 30, 2006	3,147,483	7.4	$8,246,000

The weighted average exercise price for all options is £1.00 ($1.80).

The weighted average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 were $0.49 and $nil respectively.

The activity with respect to the non-vested options under our stock option plans was:

	Number of Options	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2006	783,350	$0.56
Granted	115,000	$0.49
Vested	(43,333)
Terminated/Cancelled	(143,500)	$0.52
Non-vested at June 30, 2006	711,517

At June 30, 2006, there was $282,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1 year.  The total fair value of options vested during the six months ended June 30, 2006 was $183,000.

4. Stockholders’ Equity

In the six months ended June 30, 2006 we raised $5,100,000 (gross before commissions) by issuing 1,275,000 restricted shares of our common stock.  We paid commission of $510,000 to Asia IT Capital Investments Limited (a related party) raising a net amount of $4,590,000.

In June 2006 we received cash of $1,340,000 (gross before commissions), in advance of issuing stock certificates relating to subscriptions for 335,000 restricted shares of our common stock.  We incurred commission costs of $134,000 to Asia IT Capital Investments Limited (a related party), raising a net amount of $1,206,000.

Post June 30, 2006 we raised additional share capital of $3,340,000 (gross before commissions) by issuing 835,000 restricted shares of our common stock.  We incurred commission costs of $334,000 to Asia IT Capital Investments Limited (a related party), raising a net amount of $3,006,000.

These private placements were underwritten by Asia IT Capital Investments Limited (a related party).

5. Credit Facilities

Asia IT Capital Investments Limited (a related party) has provided us with two credit facilities:

a.               Medicsight Inc — has a credit facility for up to $20 million (expiring in December 2007).  Any draw downs against this facility would accrue interest at 2% above US LIBOR.  We are restricted from borrowing funds directly or indirectly other than through this facility without the consent of Asia IT Capital Investments Limited;

b.              Medicsight PLC (one of our UK subsidiary companies) — has a credit facility for up to £10 million ($18 million), (expiring in December 2007), that is secured by a lien on all of the assets of this company.  Any draw downs against this facility would accrue interest at 2% above Sterling LIBOR.

The company has not drawn down any funds under either of these two facilities.

6. Related Party Transactions

A brother of Tim Paterson-Brown (our Chief Executive Officer) is a director of Asia IT Capital Investments Limited.

In the six months ended June 30, 2006 we incurred $644,000 in private placement fees with Asia IT Capital Investments Limited.  At June 30, 2006 $134,000 of these fees were unpaid.

Asia IT Capital Investments Limited has provided us with two credit facilities (see Note 5).  We have not drawn down any funds under either of these two facilities.

A director (Stephen Forsyth) and a former director (Glyn Thomas) are also directors of ICC Properties Limited.  In the six months ended June 30, 2006, we paid $240,000 in property rent to ICC Properties Limited.  There were no amounts unpaid at June 30, 2006.

7. Subsequent Events

Post June 30, 2006 we:

a.               raised additional share capital of $3,340,000 (gross before commissions), by issuing 835,000 restricted shares of our common stock.  We incurred commission of $334,000 to Asia IT Capital Investments Limited (a related party), raising a net amount of $3,006,000.

b.              executed a private placement with Asia IT Capital Investments Limited (a related party) whereby they will invest £5 million ($9 million) via a private placement of 5,000,000 shares of Medicexchange PLC (one of our UK subsidiary companies).  We expect this financing round to close before August 31, 2006.

8. Recent Accounting Pronouncements

In June, 2006 the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109.  FIN 48 stipulates a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, and interest and penalties. The provisions of FIN 48 are to be effective for our fiscal year beginning after December 31, 2006. We have not yet determined the impact that uncertain tax positions will have on our financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Medicsight, Inc. was originally incorporated as a Utah corporation in 1977 and was re-incorporated in Delaware in 2000. All references in this report to “the Company”, “we” or “us” refer to Medicsight, Inc. and subsidiaries.  We have two primary business objectives:

•                  To conceive, develop and commercialize innovative medical imaging applications derived from our core technology known as Medicsight CAD. (“Medicsight PLC”)

•                  To establish a global online community for medical imaging professionals (to be known as Medicexchange) with a rich selection of specialist clinical content for registered users combined with a product marketplace where medical imaging vendors can sell their solutions online.  (“Medicexchange PLC”)

Medicexchange PLC

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

Product Benefits

Medicexchange will provide vendors the opportunity to sell a variety of applications directly to radiologists in an efficient and low-cost manner (including web-based downloads). Medicexchange will offer traditional pricing plans in addition to flexible “per use” pricing. This decreases the financial purchasing risk and setup times for radiologists by giving them an attractive pricing model via an online channel.

Medicexchange will seek to add value for the radiologists by delivering a centralized meeting place for clinical information, information collaboration and training services.

Medicexchange intends to cover the following imaging specialty areas: Women’s Imaging, Cardiology, Gastroenterology, Thoracic and Orthopedic. Other areas such as Neurology will be added later.

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

What differentiates the Company?

By creating strong relationships with our 3rd party partner vendors Medicexchange intends to develop the clinical information and contacts, provide products and product demonstrations, training and support that will result in Medicexchange achieving its aim to be the leading global portal for clinical vendors and professionals.

Medicexchange aims to provide essential information, training and collaborative tools to attract customers, enable them to use the demonstration applications, purchase the applications and retain them as repeat users.

The Medicexchange portal will be a global distribution portal (initially with websites in the U.S., Europe and Asia).  We believe that Medicexchange could materially change the way in which new medical products reach the market. Other websites in the area, in our view, have not been able to take full advantage of the expressed desire in the medical community for portals, such as the Medicexchange, because their product offerings are limited compared to those of Medicexchange.

Recent and Future Events

To date Medicexchange PLC has signed two world wide Affiliates & Content agreements.  One of these being with AuntMinnie.com (the leading online source for radiology professionals worldwide with over 130,000 registered users).  Under these agreements we get access to affiliate content and users for which the affiliate receives sponsorship fees as well as a commission on each completed sale we make to an affiliate-user.

Medicexchange PLC has signed an online distribution agreement with Medicsight PLC and has other similar distribution agreements in the pipeline.

In August this year we expect Medicexchange PLC to close equity funding of about £5 million ($9 million), via Asia IT Capital Investments Limited (a related party), that will be used to accelerate commercial operations.  We expect to launch the medicexchange.com portal later this year.

Medicsight PLC CAD

Medicsight PLC’s CAD products help clinicians identify, measure, and analyze suspicious pathology, such as colorectal polyps and lung lesions. For the last four years, the Company has been working on developing advanced technical algorithms in this area employing a team of scientists, image processing experts and software developers.

To date, Medicsight PLC has focused on two of the leading causes of premature death, lung cancer and colorectal cancer. Between them, these diseases are responsible for over 8.5 million premature deaths globally. There is increasing evidence that early detection leads to an improved life expectancy. Developing technology that enables early detection of lung and colorectal cancers has been a core focus of our product development. However, Medicsight PLC’s technology is scalable to many other disease areas. We have plans to further extend our technologies to new areas of abdominal imaging such as liver during 2006.

The CAD products include ColonCAD Application Programming Interface (“API”), the first CAD technology available for CT colonography, and LungCAD API. Medicsight CAD software is provided to medical imaging partners as an integrated solution and will also be available online through Medicexchange directly to clinicians.

Product Benefits

Medicsight PLC’s CAD products enable radiologists to read CT scans using a “concurrent-read” approach. Unlike “second-read” software, in which software is used after radiologists complete their primary review, concurrent-read software enables radiologists to review the original, “unfiltered” images side-by-side simultaneously, with a software-enhanced image showing regions of interest.  We believe that using CAD in a concurrent-read capacity increases colonic polyp and lung nodule detection efficiency by minimizing the impact on existing radiology workflows while providing valuable additional information to the radiologist.

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

Business Development

Medicsight PLC has signed non—exclusive agreements with TeraRecon, Inc (for the distribution of both LungCAD and ColonCAD), Viatronix, Inc (for the distribution of both LungCAD and ColonCAD) and Vital Images, Inc (for the distribution of Colon CAD). These agreements are part of the the Company’s plans to commercialize its advanced imaging technology on a worldwide basis. Medicsight PLC’s CAD software is integrated into the partner companies’ existing product offerings.

TeraRecon has successfully integrated our ColonCAD and LungCAD software into TeraRecon’s flagship Aquarius family of medical imaging. The combined TeraRecon / Medicsight imaging system made its debut in November 2005 at the annual meeting of the Radiological Society of North America (“RSNA”) in Chicago, Illinois.

Viatronix has successfully integrated our ColonCAD and LungCAD software into its V3D TM Colon and V3DTM Explorer software applications. This was shown at the RSNA conference in Chicago in November 2005.

Vital Images has successfully integrated our Colon CAD software into its CT Colonography application which is part of the VitreaTM software package. This was also shown at the November 2005 RSNA conference in Chicago.

In addition to these signed partnerships, Medicsight PLC is in discussion with a number of other major imaging companies and is looking to have further announcements in the near future.

In Japan, we expect to finalize agreements for distribution of our LungCAD and ColonCAD in the coming months.

The Company sees Japan and China as strategically important in terms of future growth and believes that the extensive business development and commitment of opening offices in these countries should lead to further opportunities and announcements in these areas in 2006.

Regulatory Process

In order to release new products into a specific market, Medicsight PLC must gain regulatory approvals for its Medicsight CAD products. In the U.S., the Food and Drug Administration (“FDA”) is the regulatory authority. In Europe, regulatory approval is gained through Conformité Europeène (“CE”) marking. The procedure used and timescales involved differ depending on the region but fundamentally each region requires evidence of products being developed under a strict quality management system. In October 2005 we gained ISO 13485:2003 certification confirming the Medicsight PLC’s compliance with international quality standards. All of our products are designed, built, distributed and supported to this level of quality control.

We can follow one of two routes to obtain FDA approval for its products: a pre-market notification (“510(k)”) or a pre-market assessment (“PMA”). A 510(k) application is submitted when the product is substantially equivalent to an existing legally marketed device. A PMA is required for higher risk products and is the more stringent route which requires scientific evidence to demonstrate that the product is safe and effective for its intended use.

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

We have a significant amount of experience in preparing, submitting and gaining regulatory approvals for its products. In the US, Medicsight PLC has existing FDA 510(k) approvals for its LungCAR and ColonCAR products and has approvals pending for the recent ColonCAD and LungCAD releases.

In Europe, Medicsight PLC has CE approval for all released products and is regularly audited by an external notified body.

Medicsight PLC is seeking approvals for its ColonCAD and LungCAD products in Japan and China. As each new product is prepared for release, Medicsight PLC’s internal regulatory team prepares the regulatory documentation for each market in order to allow that product to be marketed and sold.

Because Medicsight PLC manages the approval process, its business partners can rapidly integrate and release their own products containing Medicsight CAD technology more quickly than if they had to gain all the approvals independently.

We regard our extensive experience in successfully obtaining European and FDA approvals as a valuable asset of the Company. We believe this experience will be useful in our efforts to obtain approval for our products in new markets such as China and Japan.

We expect to receive FDA approval for our CAD products later this year with approvals for Japan and China following early in fiscal 2007.

Critical Accounting Policies and the Use of Estimates

On January 1, 2006 we adopted Statement of Financial Standards No. 123 (revised), Share-Based Payment SFAS 123(R), utilizing the Modified Prospective Application method.

We believe there have been no other significant changes in our critical accounting policies during the six months ended June 30, 2006 as compared to our previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements and the related disclosures, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our condensed consolidated financial statements and accompanying notes. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.

We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

Stock Based Compensation

We have issued employee stock options from Medicsight PLC (one of our UK subsidiary companies).  We use the Black-Scholes option pricing model to estimate the fair value of employee stock options. Calculating the fair value of these stock options requires considerable judgment, including estimating stock price volatility, the amount of options that are expected to be forfeited and the expected life of the options awards.

The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes due to the greater possibility of significant changes in stock price.  The expected option term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. When establishing an estimate of the expected term, we consider the vesting period for the award and our estimate of employee’s likely stock option exercises, the expected volatility, and a comparison to relevant peer group data.

The shares underlying our currently awarded stock options are not publicly traded shares. We review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value stock based awards granted in future periods. Actual results, and future changes in estimates, may differ substantially from our current estimates. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Results of Operations

Revenues.

For the six months and for the quarters ended June 30, 2006 and June 30, 2005 our revenues from continuing operations were $nil. The only revenues for the six months ended June 30, 2005 were derived from the discontinued Lifesyne™ scanning operations.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses from continuing operations were (in thousands):

	Three Months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Selling, general and administrative expenses	$3,521	$2,396	$5,989	$4,619

Our selling, general and administrative expenses have increased as we expand our international commercial operations. The significant elements being (in thousands):

	Three Months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Salaries and director’s compensation (including payroll taxes)	$1,168	$1,063	$2,183	$2,113
Contractors and Consultants	128	150	145	245
Professional fees	297	87	521	222
Property rent and rates	378	235	552	485
Travel	189	150	337	236
Software licenses	156	15	317	22
Public relations	539	240	883	513

We are in the process of reviewing our London office property with the possibility of moving to another London location.  If we do move we would expect our future property rent expense to decrease.

Research and Development (in thousands).

	Three Months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Research and development expenses	$513	$524	$1,140	$1,163

Liquidity and Capital Resources

Working Capital Information as June 30, 2006 (in thousands):

	June 30, 2006	December 31, 2005
	(unaudited)

Cash and Cash Equivalents	2,728	7,249

Current Assets	6,690	11,867
Current Liabilities	(2,231)	(2,746)
Working Capital Surplus	4,459	9,121

Ratio of Current Assets to Current Liabilities	3.00	4.32

Cash, cash equivalents, cash held for common stock subscribed but unissued, and marketable securities	6,079	11,249

As of June 30, 2006 we had $2,728,000 in cash and cash equivalents (compared to $7,249,000 at December 31, 2005) and $6,079,000 in cash, cash equivalents, marketable securities and cash for common stock subscribed but unissued, compared to $11,249,000 at December 31, 2005.

Net cash used in operating activities was $7,280,000 for the six months ended June 30, 2006 ($4,056,000 for the six month period ended June 30, 2005).  This resulted primarily from:

a.               our net loss of $7,031,000 ($5,458,000 for the six month period ended June 30, 2005);

b.              adjusted for depreciation and stock-based compensation expenses (non cash items) of $302,000 ($244,000 for the six month period ended June 30, 2005);

c.               an overall net reduction in current assets (excluding cash items) and current liabilities of $551,000 in the six months ended June 30, 2006 (compared to a net increase of $478,000 in the six month period ended June 30, 2005) – primarily due to the payment of commissions to Asia IT Capital Investments Limited (a related party) in the six months ended June 30, 2006;

d.              $nil impact of the operating losses of the Lifesyne (discontinued) business activities in the six months ended June 30, 2006 versus a $611,000 loss from Lifesyne activities in the six months ended June 30, 2006.

Net cash used in investing activities of $635,000 in the six months ended June 30, 2006 ($219,000 for the six months ended June 30, 2005) consisted primarily of:

a.                                       a $2,660,000 decrease in cash held for common stock subscribed but unissued - at December 31, 2005 we had $4,000,000 of funds received in advance of issuing stock certificates, at June 30, 2006 this amount (relating to a subsequent round of fund raising) was $1,340,000;

b.                                      a cash outflow of $1,964,000 for the purchase of available for sale marketable securities in the six months ended June 30, 2006;

c.                                       in the six months ended June 30, 2006 we had $nil cash inflow from the sale of fixed assets (versus $300,000 of cash inflows for the six months ended June 30, 2005);

d.                                      in the six months ended June 30, 2006 we used $61,000 in capital expenditure ($81,000 for the six months ended June 30, 2005).

Net cash flows from financing activities were $2,187,000 for the six months ended June 30, 2006 (compared to $2,381,000 for the six months ended June 30, 2005), consisting mainly of:

a.                                       $2,196,000 net proceeds from the sale of our common stock – being $4,590,000 of total new money received in the six months ended June 30, 2006 - less the $2,394,000 net movement of monies received for common stock subscribed but unissued.  For the six months ended June 30, 2005 we received $2,714,000 net new money from the sale of our common stock.

b.                                      A reduction in our principal payments under our capital lease obligations – in the six months ended June 30, 2006 we paid $9,000 compared to $333,000 paid in the six months ended June 30, 2005.

In the six months ended June 30, 2006 we had $nil cash flows from the discontinued Lifesyne activities. In the six months ended June 30, 2005 we had cash outflows of $557,000 from Lifesyne operating activities.

Additional capital funding requirements

To date we have financed our operations through private placements of equity securities. At June 30, 2006 we have issued 37,667,883 of our 40,000,000 authorized share capital.

In the quarter ending September 30, 2006 we expect to close about $5,000,000 of new equity investment by private placement of our common stock via Asia IT Capital Investments Limited (a related party), which includes the $1,340,000 cash received from stock subscriptions not yet issued in our June 30, 2006 balance sheet - that is we expect to receive new equity finance monies of about $3,660,000.  As at August 10, 2006 we had received $4,680,000 (including the $1,340,000 received in June 2006).

In addition to this amount we have agreed to a private placement (with Asia IT Capital Investments Limited, a related party) of £5 million ($9 million) of new equity funding into Medicexchange PLC (one of our subsidiary companies). We expect this financing to be completed by August 31, 2006.

In addition to the above, we still have the two lines of credit facilities (together totaling $38 million) available from Asia IT Capital Investments Limited (a related party).  We do not expect to have to use any part of these credit lines.

Risks and Uncertainties Related to Our Future Capital Requirements

To the extent that additional capital is raised through the sale of equity or equity-related securities of the Company or its subsidiaries, the issuance of such securities could result in dilution to the Company’s stockholders.

No assurance can be given, however, that we will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the Company’s cash requirements to implement its business strategies.

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

Other Information

None.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk associated with changes in interest rates relates to our debt obligations.  The Company has the following debt facilities, which are all repayable on demand:

Debt Holder	Facility	Draw Down	Interest rate	At June 30, 2006
Asia IT Capital Investments Limited (a related party)	$20 million	$nil	US Libor + 2%	7.69%
Asia IT Capital Investments Limited (a related party)	£10 million ($18 million)	$nil	GBP Libor + 2%	7.01%

We have never drawn down against either of these facilities.  A hypothetical 100 basis point increase in interest rates would increase interest cost by approximately $nil per annum assuming no further draw downs or repayments are made.

Foreign Exchange Risk

We hold limited cash balances in British Pounds - any adverse movements in the exchange rates are considered immaterial.

Our operating currency is UK sterling (£), our financial statements are reported in US Dollars.  Our assets, liabilities and results of operations are affected by movements in the $: £ exchange rate.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as of June 30, 2006. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation during the quarter ended June 30, 2006 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company is currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This will involve the documentation, testing and review of our internal controls under the direction of senior management.

PART II.  OTHER INFORMATION

Item 1.                       Legal Proceedings

There are currently no pending legal proceedings.

Item 1A.              Risk Factors

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

Technical Risks

The Medicsight CAD system may not deliver the levels of accuracy and reliability needed, or the development of such accuracy and reliability may be delayed.

Market Risks

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

Regulatory Risks

The Medicsight CAD system is subject to regulatory requirements in the United States Europe, Japan, China and our other targeted markets. Necessary regulatory approvals may not be obtained or may be delayed.  We may incur substantial additional cost in obtaining regulatory approvals for our products in our targeted markets.

Competitive Risks

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

Financial Risk

The Company has incurred significant operating losses since inception and has generated no revenues from continuing operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit at June 30, 2006. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities and borrowed funds. The Company is currently seeking additional funding and is actively developing the technology in order to bring it to market.

While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products the Company develops and markets will be accepted by consumers.

Corporate Structure

The Company’s corporate structure may make it more difficult or costly to take certain actions. The Company conducts substantially all its business through Medicsight PLC, a UK public company which is 81.8% owned by the Company, and through Medicsight PLC’s subsidiaries in the United Kingdom and the United States and also through Medicexchange PLC, which is 90% owned by the Company. Although the Company and its subsidiaries share directors and management, they are required to comply with corporate governance and other laws and rules applicable to public companies in the United Kingdom and the United States.  Should the Company propose to take any action, such as a transfer or allocation of assets or liabilities between the Company and any of its subsidiary entities, the Company would have to take into consideration the potentially conflicting interests of the Company’s stockholders and the minority stockholders of the subsidiary companies.  This may deter the Company from taking such actions that might otherwise be in the best interest of the Company or cause the Company to incur additional costs in taking such actions. Medicsight PLC would not be able to pay dividends or make other distributions of profits or assets to the Company without making pro rata payments or distributions to its minority stockholders.  Although neither Medicsight PLC nor the Company has plans to pay dividends or make distributions to its shareholders, the Company’s corporate structure may deter us from doing so in the future. This risk will also apply to Medicexchange as it begins its operations this year as the Company owns 90% of the equity of this company.

Foreign Exchange Risks

As the Company’s main operating currency is UK sterling (£) and its financial statements are reported in US Dollars, the Company’s assets and liabilities and its results of operations are affected by movements in the $: £ exchange rate.

Other Risks

The Company’s ability to deliver its software could be hindered by risks such as the loss of key personnel or the patents and trademarks being successfully challenged or credit facilities being reduced or terminated by lenders.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

In the six months ended June 30, 2006 we issued 1,275,000 restricted shares of our common stock at $4.00 per share to a number of institutional investors and private individuals as a private placement, raising $5,100,000 (gross before commissions).

The shares of common stock were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.                       Submission of Matters to a Vote of Security Holders

None.

Item 5.                       Other Information

None.

Exhibits and Reports on Form 8-K

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

MEDICSIGHT, INC.

	By:	/s/ TIM PATERSON-BROWN
Tim Paterson-Brown
Chief Executive Officer

	By:	/s/ ALLAN ROWLEY
Allan Rowley
Chief Financial Officer

August 10, 2006