Form 10-Q
period 2006-09-30
MEDICSIGHT INC
filed 2006-11-14
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-26886

MEDICSIGHT, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-4148725
(State of Incorporation)	(I.R.S. Employer Identification No.)

Kensington Centre, 66 Hammersmith Road, London, W14 8UD, UNITED KINGDOM

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: 011-44-20-7605-7950

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of  November 14, 2006 was 38,900,383.

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

MEDICSIGHT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30 2006	December 31 2005
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,955	$7,249
Cash held for common stock subscribed but unissued	—	4,000
Marketable securities	3,644	—
Prepaid expenses	201	213
Value-Added Tax receivable	192	61
Other current assets	498	344
Total current assets	15,490	11,867

PROPERTY EQUIPMENT, at cost, net of accumulated depreciation of $706 and $1,542 respectively	435	252
INVESTMENTS	359	359
SECURITY DEPOSITS	880	808
EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED	11,200	11,200

Total assets	$28,364	$24,486

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,513	$1,172
Accounts payable - related party	23	1,151
Accrued expenses	1,293	404
Current portion of obligations under capital leases	12	19
Total current liabilities	2,841	2,746
Obligations under capital leases, net of current portion	—	6
Total liabilities	2,841	2,752

MINORITY INTEREST	$8,756	$—

STOCKHOLDERS’ EQUITY:

Common stock, $0.001 par value, 40,000,000 shares authorized 38,900,383 and 36,392,883 shares issued and outstanding, respectively	39	36
Share Premium	218,061	208,684
Common stock subscribed but unissued, net	—	3,600
Accumulated other comprehensive income	319	128
Accumulated deficit	(201,652)	(190,714)
Total stockholders’ equity	16,767	21,734

Total stockholders’ equity & liabilities and minority interest	$28,364	$24,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,
	2006	2005

REVENUES	$—	$—

EXPENSES:
Selling, general and administrative charges	3,634	2,419
Research and development cost	494	558
	4,128	2,977

Operating loss	(4,128)	(2,977)

OTHER INCOME:
Interest and other income	106	9

Net loss before income taxes and minority interest	(4,022)	(2,968)

Income taxes	—	—
Minority Interest	115	—

Net loss from continuing activities	(3,907)	(2,968)

Net loss from impairment of assests held for sale	—	(394)
Net loss from operations of Lifesyne	—	(290)

Net loss	$(3,907)	$(3,652)

PER SHARE DATA:
Net loss from continuing activities	$(0.10)	$(0.09)
Net loss from discontinued activities	$—	$(0.02)

Basic and diluted loss per share	$(0.10)	$(0.11)

Weighted average number of common shares outstanding	38,490,329	34,123,713

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDICSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Nine Months Ended September 30,
	2006	2005

REVENUES	$—	$—

EXPENSES:
Selling, general and administrative charges	9,623	7,057
Research and development cost	1,634	1,721
	11,257	8,778

Operating loss	(11,257)	(8,778)

OTHER INCOME:
Interest and other income	204	61

Net loss before income taxes and minority interest	(11,053)	(8,717)

Income taxes	—	883
Minority Interest	115	—

Net loss from continuing activities	(10,938)	(7,834)

Net loss from impairment of assests held for sale	—	(394)
Net loss from operations of Lifesyne	—	(882)

Net loss	$(10,938)	$(9,110)

PER SHARE DATA:
Net loss from continuing activities	$(0.29)	$(0.23)
Net loss from discontinued activities	$—	$(0.04)

Basic and diluted loss per share	$(0.29)	$(0.27)

Weighted average number of common shares outstanding	37,820,868	33,687,045

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDICSIGHT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,938)	$(9,110)
Loss attributable to minority interest	(115)	—
Loss from discontinued activities	—	1,276
Loss from continuing operations	(11,053)	(7,834)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	353	—
Depreciation	204	355
Loss on disposal of fixed assets	11	69
(Increase)/decrease in assests
Accounts receivable	—	26
Prepaid expenses and other current assets	(142)	8
VAT receivable	(131)	590
Increase/(decrease) in liabilities
Accounts payable	341	(156)
Accounts payable – related parties	(1,128)	—
Accrued expenses	889	(650)
Net cash used in operating activities	(10,656)	(7,592)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash held for common stock subscribed but unissued	4,000	—
Purchase of marketable securities	(3,511)	—
Sale of fixed assets	—	300
Purchase of fixed assets	(398)	(101)
Net cash provided by investing activities	91	199

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital lease obligations	(13)	(333)
Proceeds from common stock subscribed but unissued (net of commisions)	(3,600)	—
Proceeds from sale of common stock (net of commissions)	17,898	4,676
Net cash provided by financing activities	14,285	4,343

CASH FLOWS OF DISCONTINUED OPERATIONS
Net cash used in operating activities	—	—
Net cash used in financing activities	—	(651)

Effects of exchange rates on cash and cash equivalents	(14)	174

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,706	(3,527)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	7,249	5,276

CASH AND CASH EQUIVALENTS – END OF PERIOD	$10,955	$1,749

SUPLEMENTAL DISCLOSURES OF CASH RECEIVED
Interest received	204	61
Income tax benefit realized	—	883

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

The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2006 or of future operating results for any interim period. The financial information included herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005, which includes our audited consolidated financial statements and the notes thereto.

The Company has incurred significant operating losses since its inception. As a result, the Company has generated negative cash flows from operations, and has an accumulated deficit of $201,652,000 at September 30, 2006 and currently has no revenues. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities. The Company is currently seeking additional funding and is actively developing the technology in order to bring it to market. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products the Company develops and markets will be accepted by consumers.

Principles of Consolidation

The financial statements include the accounts of our company and our majority owned subsidiaries. Our main operating subsidiaries are Medicsight PLC and Medicexchange PLC, both based in London (UK). The functional currencies of our subsidiaries are their local currencies.  All intercompany transactions and balances have been eliminated.  All foreign currency translation gains and losses arising on consolidation were recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation.  Minority Interest represents the minority equity investment in any of the Medicsight Inc group of companies, plus the minorities share of the net operating result.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Marketable Securities

We invest some of our cash balances in short-term highly liquid available for sale marketable securities, which are carried in our balance sheet at fair value in accordance with Statement of Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities, with unrealized gains and losses reported in stockholders’ equity as a component of accumulated other comprehensive income (loss) - unless we conclude that unrealized losses represent an other-than-temporary impairment. In that circumstance, such losses would be reflected in the consolidated statements of operations. Realized gains and losses are included in interest income. Fair value is based upon quoted market prices for these or similar instruments.

At September 30, 2006 our available for sale marketable securities cost $3,511,000 and had a fair value of $3,644,000.  We recorded an unrealized gain of $133,000 in accumulated other comprehensive income in stockholders’ equity.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, established standards for the reporting and display of comprehensive income (loss) and its components. Comprehensive Income (Loss) consists all unrealized foreign exchange translation gains and losses, plus the changes in unrealized gains and losses on marketable securities. Comprehensive losses for the three and nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	Three Months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Net loss as reported	$(3,907)	$(3,652)	$(10,938)	$(9,110)
Unrealized foreign exchange gain (loss)	121	43	58	(105)
Unrealized gain on marketable securities	86	—	133	—
Comprehensive loss	$(3,700)	$(3,609)	$(10,747)	$(9,215)

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

Net Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share , basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during each period. Our calculation of diluted net loss per share excludes potentially antidilutive shares, as these shares were antidilutive for all periods presented. Our calculation of diluted net income per share may be affected in future periods by the dilutive impact of our outstanding stock options.

Investments

We account for investments in non-marketable securities under the cost method where (a) we own less than a 20% interest; and (b) we do not have significant influence over the entity.  We continually review each investment to assess for other-than-temporary decreases in value.  At September 30, 2006 we held 6% in Eurindia PLC, a company that invests in small Indian IT services companies.  Following recent information received from Eurindia’s management, we estimate the current value of our investment to be about $860,000.

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized but is tested for impairment on an annual basis and whenever indicators of impairment arise.

Lease Commitments and Security Deposit

Our main corporate office is at Kensington Centre, 66 Hammersmith Road, London W14 8UD, United Kingdom.

On August 25, 2006, we executed a 10 year agreement with Pirbright Holdings Limited, to lease 8,787 square feet of modern open plan, more work efficient, office space at the Kensington Centre, 66 Hammersmith Road, London W14 8UD, UK, and simultaneously vacated premises with no further obligations at 46 Berkeley Square, London W1J 5AT, UK (where we previously paid the same annual amount for 3,876 square feet of office space).  This new lease commenced on August 25, 2006.

Under this new lease agreement our UK property rent, services and related costs will be approximately £360,000 ($656,000) per annum, paid quarterly in advance.  We have the right to terminate this agreement on the expiry of the fifth year of the lease.  Our annual rent is subject to upward only review on August 24, 2011.

We have two 10-month rent-free periods: the first commencing August 25, 2006; the second commencing August 25, 2011.  We have accounted for this lease as an Operating Lease, and have accounted for the lease rental expenses on a straight line basis over the period of the lease.  We had a balance of $36,000 of deferred rent at September 30, 2006.

The following is a schedule of the future minimum rental payments required under operating leases that have initial or remaining non cancellable terms in excess of one year (in thousands):

Year Ending
2006	$ Nil
2007	312
2008	416
2009	416
2010	416
Later Years	486
Total Minimum	$2,046

2. Discontinued Activities

During the third quarter of 2005 a plan was initiated for the disposal of the Lifesyne business and Lifesyne was subsequently sold on November 10, 2005.  In accordance with Statement of Financial Accounting Standards No. 144 Accounting for Impairment or Disposal of Long-Lived Assets, Lifesyne has been accounted for as discontinued operations.  Accordingly, our financial statements for the three and nine months ended September 30, 2005 have been restated to reflect the Lifesyne Segment as a discontinued operation in our consolidated statements of operations and cash flows.

The revenues and operating losses for Lifesyne were (in thousands):

	Three Months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Revenue	$—	$113	$—	$395
Operating losses	$—	$290	$—	$882

3. Stock-Based Compensation

We have 4 Stock Option Plans in Medicsight PLC (one of our UK subsidiary companies).  The shares in this company are not publicly traded.

a.                                                       Plan A - On March 20, 2003 we approved a stock option plan “A” and reserved 4,000,000 shares for issuance upon exercise of options granted under this plan. On April 19, 2003, the Remuneration Committee also approved the stock option plan and implemented it on April 30, 2003 and granted options over 2,828,600 shares to employees. At September 30, 2006 there were 1,491,000 options outstanding and 100% of the options issued were exercisable under this plan.

b.                                                      Plan B - On September 30, 2004 we granted options for 3,400,500 shares under stock option plan “B”. Subsequently on August 15, 2005, we approved the stock option plan “B”. At September 30, 2006 there were 1,621,500 options outstanding.  70% of the options issued were exercisable under this plan at September 30, 2006.  100% of the options issued become fully vested on December 31, 2006.

c.                                                       Plan C - On June 30, 2005 we granted options for 230,000 shares under the stock option plan “C”. On August 15, 2005, we approved stock option plan “C”.  In February 2006 and May 2006 we granted options for an additional 280,000 shares under this plan.  At September 30, 2006 there were 345,000 options outstanding and 43,333 of the options issued were exercisable.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from date of grant.

d.                                                      Plan D – On July 13, 2006 we approved stock option plan “D” and granted options for 1,375,000 shares under this plan.  At September 30, 2006 there were 1,375,000 options outstanding and none of the options issued were exercisable under this plan at September 30, 2006.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant.

We have one Stock Option Plan in Medicexchange PLC (one of our UK subsidiary companies).  The shares in this company are not publicly traded.

Plan A – On July 13, 2006 we approved Medicexchange PLC stock option plan “A” and granted options for 950,000 shares under this plan.  At September 30, 2006 there were 950,000 options outstanding and nil were exercisable.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment SFAS 123(R) , utilizing the Modified Prospective Application method.  Prior to the adoption of

SFAS 123(R), we accounted for stock option grants in accordance with Accounting Principle Board (“APB”) Opinion No. 25 Accounting for Stock Issued to Employees (the intrinsic value method) and, accordingly, recognized no compensation expense for stock option grants if the intrinsic value of a grant was zero or less.

Under the Modified Prospective Application method, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled.  Under the Modified Prospective Application method, we recognised compensation costs in the first nine months of 2006 including:

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

As a result of adopting SFAS 123(R) the net loss for the nine months ended September 30, 2006 was $353,000 higher than if we had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants.

The following table illustrates the effect on operating results and per share information if we had accounted for stock-based compensation in accordance with SFAS 123 for the three and nine months ended September 30, 2005 (unaudited, in thousands except per share amounts)

	Three Months ended September 30, 2005	Nine months ended September 30, 2005

Net loss as reported	$(3,652)	$(9,110)
Fair value method of stock based compensation	(563)	(883)
Proforma net loss	(4,215)	(9,993)

Reported loss per common share, basic and diluted	(0.11)	(0.27)
Proforma loss per common share, basic and diluted	(0.12)	(0.30)

We used the Black-Scholes option-pricing model to estimate the fair value of each of the stock option awards under Medicsight PLC and Medicexchange PLC with the following weighted-average assumptions for the indicated periods:

For all periods shown

Dividend yield	0.0%
Expected volatility	60% to 81%
Risk-free rate	3.5% to 4.75%
Expected life of options	1 to 4 years
Forfeiture rate	—%
Weighted-average grant-date fair value	£0.39 ($0.70)

The assumptions above are based on multiple factors including 10 year United Kingdom treasury bonds for the risk-free rate, expected future exercising patterns (we cannot base the estimate on the historical exercise patterns as no options have been exercised) and the volatility of the Company’s own stock price.

The following table summarizes stock option activity for the nine months ended September 30, 2006 under all option plans:

	Number of Options	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Balance January 1, 2006	4,146,200
Granted	2,605,000
Forfeited	(968,700)
Exercised	—
Outstanding September 30, 2006	5,782,500	8.4	$9,748,000

Options exercisable at September 30, 2006	2,669,383	7.2	$4,864,000

The weighted average exercise price for all options is £0.93 ($1.69).

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 were $0.75 and $0.49 respectively.

The activity with respect to the non-vested options under our stock option plans was:

	Number of Options	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2006	843,110	$0.57
Granted	2,605,000	$0.72
Vested	(43,333)
Terminated/Cancelled	(291,660)	$0.57
Non-vested at September 30, 2006	3,113,117

At September 30, 2006, there was $1,840,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 3.5 years.  The total fair value of options vested during the nine months ended September 30, 2006 was $21,000.

4. Stockholders’ Equity

In the nine months ended September 30, 2006 we raised $10,030,000 (gross before commissions) by issuing 2,507,500 restricted shares of our common stock.  We incurred commission of $1,003,000 to Asia IT Capital Investments Limited (a related party) raising a net amount of $9,027,000.

On July 10, 2006 we incorporated Medicexchange PLC as a 90% subsidiary company of Medicsight Inc with a 10% (approximately $10,000) of equity investment received from a third party company.

In the quarter ended September 30, 2006 we raised £5,000,000 ($9,327,000) (gross before commissions) by issuing 5,000,000 ordinary shares of Medicexchange PLC (one of our UK subsidiary companies).  We paid commission of £250,000 ($466,000) and issued 250,000 ordinary shares to Asia IT Capital Investments Limited (a related party), raising a net cash amount of £4,750,000 ($8,861,000).

5. Minority Interest

Minority interest in Medicexchange PLC is approximately 25% at September 30, 2006 and is as follows (in thousands):

Medicexchange PLC - incorporation	$10
Medicexchange PLC – additional funding	8,861
Total minority equity investment	8,871
Less – minority share of operating losses	(115)
Minority Interest at September 30, 2006	$8,756

6. Credit Facilities

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

7. Related Party Transactions

A brother of Tim Paterson-Brown (our Chief Executive Officer) is a director of Asia IT Capital Investments Limited.

In the nine months ended September 30, 2006 we incurred $1,469,000 in private placement fees with Asia IT Capital Investments Limited.  At September 30, 2006 $23,000 of these fees were unpaid.

In addition to these fees Asia IT Capital Investments Limited was issued 250,000 ordinary shares in Medicexchange PLC.

Asia IT Capital Investments Limited has provided us with two credit facilities (see Note 6).

In the quarter ended September 30, 2006, Allan Rowley (our Chief Financial Officer) purchased 15,000 ordinary shares in Medicexchange PLC for £15,000, which was received in full.

A former director (Glyn Thomas) is also a director of ICC Properties Limited.  In the nine months ended September 30, 2006, we paid $349,500 in property rent to ICC Properties Limited.

8. Subsequent Events

On November 3, 2006 we executed a 2 year lease agreement for our new office in New York, which will become our North American base for investor relations and business development.  Our annual non-cancellable rent obligations for this office are $16,000 in 2006, $96,000 in 2007 and $80,000 in 2008.

9. Recent Accounting Pronouncements

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

Medicexchange provides medical imaging professionals with a global online community (medicexchange.com) containing a rich variety of relevant clinical content and an online sales channel for medical imaging software.

Medicexchange offers medical imaging software vendors a single channel through which they can access a global community of medical imaging professionals in order to sell and market their product solutions. Medicexchange will offer digitally downloadable solutions with both traditional pricing models and flexible “per use” software pricing. We believe this model is unique in this sector.

The content is part sourced from a variety of well known providers including AuntMinnie.com and the Chinese Journal of Radiology under exclusive agreements.

Product Benefits

Medicexchange will provide medical imaging professionals with a central solution for clinical content and products relevant to their specialty.

Medicexchange will provide vendors the opportunity to sell a variety of applications directly to radiologists in an efficient and low-cost manner (including web-based downloads). The Medicexchange pricing models decrease the financial purchasing risk and setup times for radiologists by giving them attractive pricing via an online channel.

Medicexchange covers the following imaging specialty areas: Breast Imaging, Cardiology, Gastroenterology, Thoracic and Orthopedic. Other areas such as Neurology will be added later.

Market Opportunity

Radiologists expect frequency of computed tomography (“CT”) procedures alone to grow by over 35% over the next five years (source: Frost & Sullivan research). Traditional original equipment manufacturers (“OEM”) typically control the access to these applications and charge high per unit price points (typically $50,000 to $200,000). These high price points create long sales cycles. The online “per use” pricing model removes this obstacle to purchase. Online product purchasing and downloads create a flexible, on demand usage model.

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

The brand.  Being first to market, Medicexchange has already created a strong brand awareness in target markets.

The ability to “license wrap” a partners software product quickly, converting it into a pay per use product.

Recent and Future Events

Medicexchange launched the Medicexchange.com website in China on October 19 this year, being the world’s first medical imaging portal in China.  In advance of this launch we have strengthened our management teams, by appointing Adam Boyse as CEO of Medicexchange PLC and Nancy Zhuang as Sales Director for Medicexchange China.

We expect to launch the USA portal later this year, and the European portal early in 2007.

Medicexchange PLC continues to sign world wide Affiliates & Content agreements.  One of these being with AuntMinnie.com (the leading online source for radiology professionals worldwide with over 130,000 registered users).  Another being with the Chinese Journal of Radiology (which enjoys readership numbers in excess of 15,000 per month).  Under these agreements we get access to affiliate content and users for which the affiliate receives sponsorship fees as well as a commission on each completed sale we make to an affiliate-user.

Medicexchange PLC has signed an online distribution agreements with Medicsight PLC and similar vendors as noted on medicexchange.com, and has other similar distribution agreements in the pipeline.

In September this year Medicexchange PLC closed equity funding of  £5 million ($9 million), via Asia IT Capital Investments Limited (a related party), that will be used to accelerate commercial operations.

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

Product Benefits

Medicsight PLC’s CAD products have been developed using some of the world’s largest and most populated diverse verified CT scan databases.  These databases have been built over the last 5 years and are a clear advantage to the company when validating the products across different populations.

Medicsight PLC’s CAD products are probably the most clinically validated and researched CAD products in the world today.  This has been a result of investment of resource to establish collaborations with some of the worlds leading experts.

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

In terms of clinical practice and therefore market segmentation, our products can be split between diagnostic treatment and screening:

“Diagnostic” products; incidental “disease detection” and “disease tracking” . These products have been designed to be used in symptomatic patients but to detect other diseases incidental to those for which the investigation was originally requested. Subsequently, these incidentally identified lesions may be tracked so that their progress may be monitored by measurement.

“Screening” products; population screening of asymptomatic patients. CAD CT seeks to provide a cost effective solution to identify certain diseases sufficiently early to make population screening programs more cost effective in terms of life years saved.

Business Development

Medicsight PLC has signed non—exclusive agreements with TeraRecon, Inc (for the distribution of both LungCAD and ColonCAD), Viatronix, Inc (for the distribution of both LungCAD and ColonCAD) and Medicexchange PLC (for the distribution of MedicRead, ColonCAD and Lung CAD). These agreements are part of the Company’s plans to commercialize its advanced imaging technology on a worldwide basis. Medicsight PLC’s CAD software is integrated into the partner companies’ existing product offerings.

TeraRecon has successfully integrated our ColonCAD and LungCAD software into TeraRecon’s flagship Aquarius family of medical imaging. The combined TeraRecon / Medicsight imaging system made its debut in November 2005 at the annual meeting of the Radiological Society of North America (“RSNA”) in Chicago, Illinois.

Viatronix has successfully integrated our ColonCAD and LungCAD software into its V3D TM  Colon and V3D TM  Explorer software applications. This was shown at the RSNA conference in Chicago in November 2005.

Vital Images has successfully integrated our Colon CAD software into its CT Colonography application which is part of the Vitrea TM  software package. This was also shown at the November 2005 RSNA conference in Chicago.

In addition to these signed partnerships, Medicsight PLC is in discussion with a number of other major imaging companies and is looking to have further announcements in the near future.

In Japan, we expect to finalize agreements for distribution of our LungCAD and ColonCAD in the coming months.

The Company sees Japan and China as strategically important in terms of future growth and believes that the extensive business development and commitment of opening offices in these countries should lead to further opportunities and announcements in these countries in 2006.

Regulatory Process

In order to release new products into a specific market, Medicsight PLC must gain regulatory approvals for its Medicsight CAD products. In the U.S., the Food and Drug Administration (“FDA”) is the regulatory authority. In Europe, regulatory approval is gained through Conformité Europeène (“CE”) marking.  In China, the State Food and Drug Administration (“SFDA”).  In Japan, the Ministry of Health, Labour and Welfare (“MHLW”). The procedure used and timescales involved differ depending on the region but fundamentally each region requires evidence of products being developed under a strict quality management system. In October 2005 we gained ISO 13485:2003 certification confirming the Medicsight PLC’s compliance with international quality standards. All of our products are designed, built, distributed and supported to this level of quality control.

We can follow one of two routes to obtain FDA approval for its products: a pre-market notification (“510(k)”) or a pre-market approval (“PMA”). A 510(k) application is submitted when the product is substantially equivalent to an existing legally marketed device. A PMA is required for significant risk device and is the more stringent route which requires scientific evidence to demonstrate that the product is safe and effective for its intended use.

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

We have received confirmation from the FDA of the process to follow to complete the FDA approval of our CAD products.  The company’s LungCAR and ColonCAR (Computer Assisted Read) products (which are earlier releases of the LungCAD and ColonCAD products) are FDA approved.  We will be actively marketing the company’s CAR products in advance of gaining FDA approval for our CAD products.

Critical Accounting Policies and the Use of Estimates

On January 1, 2006 we adopted Statement of Financial Standards No. 123 (revised), Share-Based Payment SFAS 123(R), utilizing the Modified Prospective Application method.

We believe there have been no other significant changes in our critical accounting policies during the nine months ended September 30, 2006 as compared to our previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

Stock Based Compensation

We have issued employee stock options from both Medicsight PLC and Medicexchange PLC (our UK subsidiary companies).  We use the Black-Scholes option pricing model to estimate the fair value of employee stock options. Calculating the fair value of these stock options requires considerable judgment, including estimating stock price volatility, the amount of options that are expected to be forfeited and the expected life of the options awards.

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

Results of Operations

Revenues.

For the nine months and for the quarters ended September 30, 2006 and September 30, 2005 our revenues from continuing operations were $nil. The only revenues for the three months ended September 30, 2005 were derived from the discontinued Lifesyne™ scanning operations.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses from continuing operations were (in thousands):

	Three Months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Selling, general and administrative expenses	$3,634	$2,419	$9,623	$7,057

Our selling, general and administrative expenses have increased as we expand our international commercial operations. The significant elements being (in thousands):

	Three Months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Salaries and director’s compensation (including payroll taxes)	$1,400	$1,058	$3,572	$3,171
Contractors and Consultants	250	139	395	384
Professional fees	332	203	853	425
Property rent and rates	384	261	936	747
Travel	101	138	438	374
Software licenses	229	9	546	31
Public relations	499	253	1,382	767

Research and Development (in thousands).

	Three Months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Research and development expenses	$494	$558	$1,634	$1,721

Liquidity and Capital Resources

Working Capital Information as September 30, 2006 (in thousands):

	September 30, 2006	December 31, 2005
	(unaudited)

Cash and Cash Equivalents	10,955	7,249

Current Assets	15,490	11,867
Current Liabilities	(2,841)	(2,746)
Working Capital Surplus	12,649	9,121

Ratio of Current Assets to Current Liabilities	5.45	4.32

Cash, cash equivalents, cash held for common stock subscribed but unissued, and marketable securities	14,599	11,249

As of  September 30, 2006 we had $10,955,000 in cash and cash equivalents (compared to $7,249,000 at December 31, 2005) and $14,599,000 in cash, cash equivalents, marketable securities and cash for common stock subscribed but unissued, compared to $11,249,000 at December 31, 2005.

Net cash used in operating activities was $10,656,000 for the nine months ended September 30, 2006 ($7,592,000 for the nine month period ended September 30, 2005).  This resulted primarily from:

a.                   our net loss of $11,053,000 ($7,834,000 for the nine month period ended September 30, 2005);

b.                  adjusted for depreciation and stock-based compensation expenses (non cash items) of $557,000 ($355,000 for the nine month period ended September 30, 2005);

c.                   an overall net reduction in current assets (excluding cash items) and current liabilities of $171,000 in the nine months ended September 30, 2006 (compared to a net decrease of $182,000 in the nine month period ended September 30, 2005) – primarily due to the payment of commissions to Asia IT Capital Investments Limited (a related party) in the nine months ended September30, 2006;

d.                  $nil impact of the operating losses of the Lifesyne (discontinued) business activities in the nine months ended September 30, 2006 versus a $1,276,000 loss from Lifesyne activities in the nine months ended September 30, 2005.

Net cash used in investing activities of $91,000 in the nine months ended September 30, 2006 ($199,000 for the nine months ended September 30, 2005) consisted primarily of:

a.                                               a $4,000,000 decrease in cash held for common stock subscribed but unissued;

b.                                              a cash outflow of $3,511,000 for the purchase of available for sale marketable securities in the nine months ended September 30, 2006;

c.                                               in the nine months ended September 30, 2006 we had $nil cash inflow from the sale of fixed assets (versus $300,000 of cash inflows for the nine months ended September 30, 2005);

d.                                              in the nine months ended September 30, 2006 we used $398,000 in capital expenditure primarily due to leasehold improvements as part of our office move ($101,000 for the nine months ended September 30, 2005).

Net cash flows from financing activities were $14,285,000 for the nine months ended September 30, 2006 (compared to $4,343,000 for the nine months ended September 30, 2005), consisting mainly of:

a.                                               $14,298,000 net proceeds from the sale of our common stock in Medicsight Inc and Medicexchange PLC – being $17,898,000 of total new money received in the nine months ended September 30, 2006 - less the $3,600,000 net movement of monies received for common stock subscribed but unissued.  For the nine months ended September 30, 2005 we received $4,676,000 net new money from the sale of our common stock.

b.                                              A reduction in our principal payments under our capital lease obligations – in the nine months ended September 30, 2006 we paid $13,000 compared to $333,000 paid in the nine months ended September 30, 2005.

In the nine months ended September 30, 2006 we had $nil cash flows from the discontinued Lifesyne activities. In the nine months ended September 30, 2005 we had cash outflows of $651,000 from Lifesyne operating activities.

Additional capital funding requirements

To date we have primarily financed our operations through private placements of equity securities. At September 30, 2006 we had issued 38,900,383 of our 40,000,000 authorized share capital.

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

None.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk associated with changes in interest rates relates to our debt obligations.  The Company has the following debt facilities, which are all repayable on demand:

Debt Holder	Facility	Draw Down	Interest rate	At September 30, 2006
Asia IT Capital Investments Limited (a related party)	$20 million	$nil	US Libor + 2%	7.69%
Asia IT Capital Investments Limited (a related party)	£10 million ($18 million)	$nil	GBP Libor + 2%	7.01%

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as of September 30, 2006. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation during the quarter ended September 30, 2006 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Financial Risk

The Company has incurred significant operating losses since inception and has generated no revenues from continuing operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit at September 30, 2006. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities and borrowed funds. The Company is currently seeking additional funding and is actively developing the technology in order to bring it to market.

While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products the Company develops and markets will be accepted by consumers.

Corporate Structure

The Company’s corporate structure may make it more difficult or costly to take certain actions. The Company conducts substantially all its business through Medicsight PLC, a UK public company which is 81.8% owned by the Company, and through Medicsight PLC’s subsidiaries in the United Kingdom and the United States and also through Medicexchange PLC, which is 75% owned by the Company. Although the Company and its subsidiaries share directors and management, they are required to comply with corporate governance and other laws and rules applicable to public companies in the United Kingdom and the United States.  Should the Company propose to take any action, such as a transfer or allocation of assets or liabilities between the Company and any of its subsidiary entities, the Company would have to take into consideration the potentially conflicting interests of the Company’s stockholders and the minority stockholders of the subsidiary companies.  This may deter the Company from taking such actions that might otherwise be in the best interest of the Company or cause the Company to incur additional costs in taking such actions. Neither Medicsight PLC nor Medicexchange PLC would not be able to pay dividends or make other distributions of profits or assets to the Company without making pro rata payments or distributions to its minority stockholders.  Although neither Medicsight PLC, Medicexchange PLC, nor the company have plans to pay dividends or make distributions to their shareholders, the Company’s corporate structure may deter us from doing so in the future.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In the nine months ended September 30, 2006 we issued 2,507,500 restricted shares of our common stock at $4.00 per share to a number of institutional investors and private individuals as a private placement, raising $10,030,000 (gross before commissions).

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

November 14, 2006