Form 10-K
period 2006-12-31
MGT CAPITAL INVESTMENTS INC
filed 2007-03-30
CIK 1001601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
 SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒                              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006.

OR

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                  to

MGT CAPITAL INVESTMENTS,
INC.
(formerly Medicsight, Inc.)

(Exact Name of Registrant as Specified in its Charter)

Delaware	0-26886	13-4148725
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

Kensington Centre, 66 Hammersmith Road, London W14 8UD, United Kingdom
(Address of Principal Executive Offices)	(Zip Code)

011-44-207-605-7950
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

As of June 30, 2006, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $9,372,361. The common stock is the registrant’s only class of stock.

As of March 28, 2007 the number of shares of common stock, par value $0.001 per share, of MGT Capital Investments, Inc. issued and outstanding was 38,900,383.

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of MGT Capital Investments, Inc and its consolidated subsidiaries (the “Company”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the rate of market development and acceptance of medical imaging technology; the execution of restructuring plans; any statement concerning developments, performance or industry rankings relating to products or services; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the performance of contracts by suppliers, customers and partners; employee management issues; the difficulty of aligning expense levels with revenue changes; and other risks that are described herein, including but not limited to the specific risks areas discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report, and that are otherwise described from time to time in the Company’s Securities and Exchange Commission reports filed after this report. The Company assumes no obligation and does not intend to update these forward-looking statements.

The Company’s main operating currency is UK sterling (£).

PART I

ITEM 1.                  BUSINESS

Our Business

MGT Capital Investments, Inc. (formerly Medicsight, Inc.) and its subsidiaries (“MGT”, “the Company”, “we” or “us”) is an investment company with two direct subsidiaries that focus solely on the dynamic and consolidating Healthcare Information Technology sector (HCIT). The Company has developed medical imaging software applications and from this, we are developing the new Medicexchange.com business. Our three primary business objectives are:

·      To conceive, develop and commercialize innovative medical imaging applications derived from our core technology known as Medicsight CAD through Medicsight PLC (“Medicsight”);

·      To establish a global online community for medical imaging professionals known as Medicexchange.com with a rich selection of specialist clinical content for registered users combined with a product marketplace where medical imaging vendors can sell their solutions online through Medicexchange PLC (“Medicexchange”);

·      To continue to invest in the rapidly growing HCIT Sector.

Medicsight

Since its inception, Medicsight has become one of the world’s leading developers of enterprise-wide Computer-Aided Detection (CAD) software which analyses Computer Tomography (CT) scans for the early detection and measurement of lesions.

Medicsight has focused on two of the leading causes of death, colorectal cancer (also known as colon or bowel cancer) and lung cancer.  There is increasing evidence that early detection leads to an improved life expectancy.

We believe that Medicsight’s Colon CAD and Lung CAD products (ColonCARTM, ColonCAD, LungCARTM and LungCAD) have the potential to make a significant positive impact in the early detection and management of disease.

Colon Cancer

World Health Organisation data shows that colon cancer causes 655,000 deaths each year. If detected early enough, 90 per cent of cases can be 100 per cent curable. Colon cancer is one of the most prevalent cancers in western countries, and is likely to grow faster in developing countries whose populations are consuming more and more of a western style diet.

Many western countries operate colon cancer screening programs, and computer tomography colonography (which is an examination of the large colon using CT x-rays, often abbreviated to CTC, and also known as virtual colonoscopy) is ideally suited for population screening of asymptomatic adults.

Compared with optical colonoscopy (which is an examination of the large colon and the distal part of the small bowel with a fibre optic camera), CTC screening is:

a.     less invasive;

b.     less time consuming;

c.     less costly;

d.     and can be at least as effective

as traditional optical colonoscopy procedures.

CTC screening is becoming increasingly available in a routine clinical setting, particularly for symptomatic or screening of high risk patients.

Lung Cancer

Lung cancer is the most common and deadliest of all cancers.  Worldwide 1.3 million cases of lung cancer are diagnosed each year, and the disease accounts for 17.1 per cent of all global cancer deaths.

The link between smoking and lung cancer has long been accepted.  However, clinical research has shown that if detected early and treated, there is more than an 85 per cent chance of a ten year survival rate from lung cancer.

As smoking increases dramatically in Asia, it is predicted that the number of cases of lung cancer diagnosed each year in Asia will dramatically increase over the next decade.

Medicsight’s Product Development Focus

Developing technology that is used alongside Multi Detector Computer Tomography (MDCT) scanners that enables the early detection of colon and lung cancers has been the core focus of the Company’s product development because MDCT Scanning is clinically recognised as a reliable, non-invasive examination for the detection of colon and lung cancer.

They are trusted diagnostic devices and procedures are quick, non-invasive and safe. However, interpretation and analysis of CT scan data is labour intensive and can be subject to human error.

The most crucial requirements in cancer detection and diagnosis are:

a.     the ability to detect potential abnormalities at an early stage; and

b.     the ability to monitor any growths accurately over time.

Medicsight’s Colon CAD and Lung CAD products can substantially help radiologists in these requirements.

The CAD products can be applied to both asymptomatic screening populations (i.e. a person with no existing obvious symptoms), and for diagnostic interpretation of symptomatic patients (i.e. a person with obvious symptoms).

In a screening scenario providing population screening of high risk asymptomatic patients, CAD CT seeks to provide a cost effective solution by identifying certain diseases sufficiently early in the life of the disease, to be more cost effective in terms of life years saved and the resource costs of disease management.

The application of CAD to aid detection and diagnosis in symptomatic patients supports diagnostic decision-making and treatment planning through the identification and measurement tracking of lesions.

Clinical Validation

Colon CAD

Medicsight’s Colon CAD research has focused on the accurate identification of colon polyps. A recent clinical research study showed the Medicsight ColonCARTM system to have superior detection characteristics when compared with three experienced (human) readers and our software performance has been peer reviewed and commended in a majority of the top internationally recognized medical journals.

Lung CAD

Medicsight’s Lung CAD research has focused on both the detection of lung lesions (nodules and cancers) and the accuracy of the CAD in automatically measuring lesions.  Accurate measurement is crucial for the correct diagnosis and management of lung lesions. Accurate measurement of lesions allows their growth to be tracked over time.  Growth rate helps radiologists both to diagnose the nature of disease and to assess the response of disease to treatment.

Clinical Sites

Ever since early development, Medicsight’s Colon and Lung CAD products have been in use in leading healthcare institutions within Europe and the United States, and more recently in Asia, for research and early clinical user assessment.

Our Colon CAD products have been used in:

University College Hospital, London,
St. Mark’s Hospital, London,
University of Wisconsin Hospital,
University of Rome, Latina, Italy

The National Cancer Centre, Tokyo

Our Lung CAD products have been used in:

The London Chest Hospital,
The Royal Brompton Hospital,
Cornell Medical Center, New York

Vanderbilt Medical Center, Tennessee

The University Health Network, Toronto, Canada

The University of Navarra Medical Center, Pamplona, Spain

The National Cancer Centre, Tokyo

These results have been crucial in developing Medicsight’s CAD products to meet the absolute requirements of clinical end users, and in driving the use of CAD in routine clinical practice.  To facilitate this collaborative programme, during 2006 Medicsight held international Medical Advisory Board meetings with key luminaries and practitioners in the fields of CT Colonography and lung disease. Medical Advisory Board meetings took place in Europe, North America and Japan, drawing together international expertise and understanding of the current and future clinical requirements and vision for CAD and medical image analysis software.

The use of Medicsight’s products in clinical practice has seen the recent introduction of Medicsight ColonCAD into the SIGGAR1 Trial in the UK.  SIGGAR1 is the largest multi-centre trial of its kind in the UK to date and compares CT Colonography, optical colonoscopy and barium enema via a randomised controlled clinical trial.  Medicsight ColonCAD has also been introduced into the STIC Trial in France, a similar programme investigating the medical and economic health benefits of CT colonography.  In mid 2007, the first CTC colorectal cancer screening programme in Japan will commence and a key feature of this programme will be the use of Medicsight’s ColonCAD.

Having gained regulatory clearance, Medicsight’s products have become available for use in routine clinical practice.

The Company continues to work with internationally respected medical professionals who are experts in the fields of the colon and the lung.

These relationships include:

Colon CAD Products

Prof. Steve Halligan and Dr. Stuart Taylor at University College Hospital, London

Dr. David Burling at St. Mark’s Hospital, London

Dr. Ning Wu at the Chinese Cancer Institute, Beijing

Dr. Gen Iinuma at the National Cancer Centre, Tokyo

Dr. Perry Pickhardt at the University of Wisconsin Medical Center, Madison, Wisconsin

Lung CAD Products

Dr. Steve Ellis at the London Chest Hospital

Dr. Simon Padley at the Royal Brompton Hospital

Dr. Heidi Roberts at the University Health Network, Toronto, Canada

Dr. Ryutaro Kakinuma at the National Cancer Centre, Tokyo

In a growing commitment to clinician education programmes, Medicsight has also supported the European Society of Gastrointestinal and Abdominal Radiology (ESGAR) through active participation in ESGAR’s series of international CT Colonography workshops.  Workshops are targeted and both novices and those currently undertaking CTC practice and give attendees the opportunity to experience Medicsight ColonCAD with hands-on training using multiple Medicsight partner software systems.  Further educational involvement has come through Medicsight’s direct support of two Harvard Medical School, Department of Continuing Medical Education Virtual Colonoscopy courses in the United States.  Course delegates receive dedicated tutorials lead by CTC luminaries Drs. Matt Barish and Michael Zalis of Harvard Medical School, and training on Viatronix software systems incorporating Medicsight ColonCAD.

Regulatory Environment

In order to release new products into a specific market, the Company must gain local regulatory approvals for its CAD products.

In the USA, the Food and Drug Administration (FDA) is the regulatory authority. In Europe, regulatory approval is gained through Conformité Europeène (CE) marking. Other markets such as China (SFDA – State Food & Drug Administration); Japan (MHLW – Ministry of Health, Labour and Welfare); Australia (TGA – Therapeutic Goods Administration); South Korea (KFDA – Korea Food & Drugs Administration); and Canada (CMDCAS – Canadian Medical Device Conformity Assessment System) have their own regulatory bodies but these often require companies outside of these markets to show evidence of an existing CE or FDA approval for a product before gaining approval in the local market.

The Medicsight team has a significant amount of experience in preparing, submitting and gaining regulatory approvals.

European (CE) Approval

The Company’s ColonCAD and LungCAD products are approved.

USA (FDA) Clearance

The Company’s CAR products (which are earlier releases of the ColonCAD and LungCAD products) are FDA cleared.

The Company is in the process of completing the FDA’s clearance procedures to have the ColonCAD and LungCAD products cleared for the USA market.

Canada (CMDCAS) Approval

The Company has an ISO13485 certification from a CMDCAS accredited registrar which enables the Company to apply for Medical Device Licenses in Canada.

The Company received Medical Device Licenses for ColonCAD and LungCAD in January 2007.

Asia (China, Japan, Australia and Korea)

The Company expects applications to be submitted to receive approvals for both ColonCAD and LungCAD in each of these markets during 2007.

Medicsight’s Growth Strategy

The strategic objective over the next 1-3 years is to grow sales, make significant profits and to increase shareholder value.  During this period, strategic merger and acquisition opportunities will be actively sought.

This is intended to be achieved by:

a.             Signing new distribution agreements for ColonCAD and LungCAD.

b.             Aggressively driving the use and distribution of the existing ColonCAD and LungCAD products (offices have been established in both Japan and China specifically for this purpose).

c.             Generating additional revenue opportunities through the online per click model.

d.             Continuing to invest in improved clinical awareness and validation.

e.             Working with governments, international health organisations and medical institutions to promote the benefits of early disease detection and to publicise the potential for population screening programmes to reduce premature deaths from diseases that can be curable if detected early in the disease process.

f.              Actively promote CAD through support of accredited training programs.

g.             To introduce additional products into the Company’s portfolio by a combination of internal research and development and acquisitions.

The Company has signed a number of non-exclusive agreements for the distribution of its products with the following partners:

a.     TeraRecon Inc – which has successfully integrated ColonCADTM and LungCADTM into its Aquarius family of medical imaging applications;

b.     Viatronix Inc – ColonCADTM and LungCADTM have been successfully integrated into their V3DTM Colon software;

c.     Vital Images Inc – ColonCADTM has been successfully integrated into its CT colonography application which is part of the Vitrea software package;

d.     3mensio Medical Imaging BV – which has integrated LungCAD™ in the 3viseon range of products.

Medicsight is also in discussion with a number of other major imaging companies and expects to finalise distribution agreements in Japan and Europe over the coming months.

Competition

The Company’s competitors can be divided into two categories:

a.     MDCT scanner manufacturers such as GE, Hitachi, Philips, Siemens and Toshiba;

b.     Independent CAD software providers.

The Company is not aware of any MDCT manufacturers who have a colon CAD product although Siemens has a CAD-like Colon product.  Only Siemens has a commercially available lung CAD product although GE has a CAD-like lung product.

In the CAD vendor market, there are a number of small, independent software providers, which include:

a.             iMED (Italy) – have developed a Colon CAD product that is CE certified but not FDA approved;

b.             Median Technology (France) – have developed a Colon CAD product and a Lung CAD (CAD-lung) – both have CE approval but not FDA approval;

c.             QI (Quantitative Imaging) (USA) – have developed a Colon CAD product that is integrated only with the Viatronix platform.  This CAD application is not FDA approved;

d.             R2 (USA) – have developed a Lung CAD product, that is FDA approved.

An extensive external analysis of peer reviewed clinical research on each of the above Colon CAD applications has proven that Medicsight’s Colon CAD products demonstrated increased positive impact on Reader Performance in the detection of Colon polyps, when compared with the available published data from the commercially available Colon CAD applications of the above listed companies.

At this time, the Company has not commissioned a similar competitive analysis of the Lung CAD applications.

Medicexchange

Medicexchange provides medical imaging professionals with a global web portal containing an online sales channel for diagnostic, treatment and surgery planning solutions. This combined with a variety of relevant clinical papers, training materials and content gives these professionals access to information and products that they otherwise would have difficulty accessing.

Medical imaging vendors are provided with a global online channel through which they can access a large community of medical imaging professionals in order to market and sell their product solutions.

Medicexchange was launched at the Radiological Society of North America (RSNA) conference in Chicago in November 2006.

The Medicexchange portal covers the following imaging specialty areas: Breast, Cardiology, Abdominal-Pelvic, Thoracic and Musculoskeletal. Other areas such as Neurology will be added later.

Medicexchange has offices in the UK, USA and China.

Benefits for Medical Imaging Vendors

Medicexchange provides vendors the opportunity to sell Medical Imaging products directly to radiologists in an efficient and low-cost manner (including web-based downloads).

Medicexchange offers traditional pricing plans in addition to flexible “per use” pricing. This decreases the financial purchasing risk and setup times for radiologists by giving them an attractive pricing model via an online channel.

Marketing and promotional activities are also provided for vendors such as email campaigns, online marketing, print advertising and e-newsletters.

Medical imaging vendors can list their products on Medicexchange without any upfront fees and pay on a per-sale commission basis.

With a local Chinese infrastructure, access to a large Chinese dealer network and a dedicated Chinese language version of the Medicexchange website, Medicexchange is also able to offer vendors a route for entering and selling within China.

Medicexchange is also able to offer assistance with taking vendors through regulatory clearance such as CE (Europe), FDA (USA) and SFDA (China).

Benefits for Radiologists

Medicexchange adds value for radiologists by delivering a centralized meeting place for clinical information, products and collaboration.

Medicexchange intends to offer the widest selection of medical imaging products online, all in one place. These products can be evaluated and purchased directly from the web site.

Medicexchange offers a number of ways for radiologists to purchase products including credit/debit card, pro form invoicing and payments on account. For some products, Medicexchange also plans to offer flexible “per use” pricing to allow the radiologist to pay based on a per-patient or per-study basis. Medicexchange also offers many products on a trial basis to allow radiologists to evaluate products before they purchase.

Radiologists are also offered a free first line customer support service when they register with Medicexchange.

Market Opportunity

Radiologists expect the frequency of computed tomography (“CT”) procedures to grow by over 35% over the next five years (source: Frost & Sullivan research). Traditional original equipment manufacturers (“OEM”) typically control the access to these applications and charge high per unit price points (typically $50,000 to $200,000). These high price points create long sales cycles. The “per use” pricing model removes this obstacle to purchase. Online product purchasing and downloads create a flexible, on demand usage model.

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

The Medicexchange portal is a global distribution portal (initially focused in the U.S., Europe and Asia).

With offices in Europe, USA and China, Medicexchange is able to a global service whilst also providing local expertise within specific markets as required.

Recent achievements

-       Exclusive sponsor of the AuntMinnie software center

-       Exclusive agreement with Chinese Journal of Radiology

-       Week on week growth since launch with many thousands of unique visitors to Medicexchange.com each week

-       Many agreements signed with Medical Imaging vendors to list their products on Medicexchange.com

-       Agreements signed with Chinese dealer network giving access to 80% of Tier 1 and Tier 2 hospitals in Chinese urban centers

-       Over 50 providers now supplying the Medicexchange site with updated news and articles

Employees

As of December 31, 2006, the Company and its subsidiaries had 53 employees, all of whom are full-time employees.  Our employees are not part of a union.  We believe that we have an excellent relationship with our employees.

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

The Company has filed patent applications in the United Kingdom, the United States, the European Patent Office, Japan, South Korea, Australia, Canada, and under the International Patent Cooperation Treaty (which currently has 128 member countries) covering our core technologies and their applications. We have recently filed new patent applications covering technology of both Medicsight CAD and Medicexchange and intend to continue filing new applications in the future.  Two patents have been granted in the US covering aspects of Medicsight CAD technology.  Although prior art searches have been carried out, we cannot provide assurance that any or all of the pending patents will be granted or that they will not be challenged, or that rights granted to us will actually provide us with advantage over our competitors. The Company actively reviews third party patents and is not currently aware of any that our products will infringe.

We have filed applications to register “Medicsight”TM, “Medicsight Colon Screen”TM, “Medicsight Heart Screen”TM,  “Medicsight Lung Screen”TM, “Medicsight Colon CAR” TM, “Medicsight Lung CAR” TM, “Medicsight Computer Assisted Reader” TM, “Medicsight See More, Save More” TM, “Lung CAR”™, “Medicsight ImageView”, “MedicRead”, and “MedicView” as trademarks in the United Kingdom, the European Community and the United

States, and in a number of other countries.  These trademarks are important to the corporate identity in connection with Medicsight CAD.

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

The Company concluded that capitalizing such expenditures on completion of a working model was inappropriate because the Company did not incur any material software production costs and therefore has decided to expense all research and development costs. The Company’s research and development costs are comprised of staff and consultancy costs expensed on the Medicsight products.

During 2006, 2005 and 2004 the Company expended $2,870,000, $2,363,000 and $2,972,000 respectively for research and development expenses for its products. We cannot predict the amount of additional expenditures that will be necessary prior to achieving commercialization of our products.

General

MGT was originally incorporated as a Utah corporation in 1977 and was re-incorporated in Delaware in 2000. At December 31, 2006 the Company’s authorized share capital was 40,000,000 shares of common stock, par value of $0.001.

In January 2007 the Company increased its authorized share capital from 40,000,000 shares to 75,000,000 shares of common stock, par value $0.001 and changed its name from Medicsight, Inc. to MGT Capital Investments, Inc. At March 28, 2007, 38,900,383 shares of common stock had been issued.

Our principal executive office is located at Kensington Centre, 66 Hammersmith Road, London W14 8UD, United Kingdom, telephone 011-44-207-605-7950, facsimile 011-44-207-605-7951.

Our web address is www.mgtci.com. Information on our website is not deemed to be a part of this Annual Report.

ITEM 1A.           RISK FACTORS

Discussion of our business and operations included in this annual report on Form 10-K should be read together with the risk factors set forth below. They describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.  New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect financial performance. Each of the risks described below could adversely impact the value of our securities.  These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

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

Competitive Risks

There are a number of groups and organizations, such as software companies in the medical imaging field, MDCT scanner manufacturers, screening companies and other healthcare providers that may develop a competitive offering to the Medicsight CAD products and Medicexchange.  In addition these competitors may have significantly greater resources than the Company. We cannot make any assurance that they will not attempt to develop such offerings, that they will not be successful in developing such offerings or that any offerings they do develop will not have a competitive edge over Medicsight CAD products and Medicexchange.

Financial Risk

The Company has incurred significant operating losses since inception and has generated no revenues from continuing operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit at December 31, 2006. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities and borrowed funds. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products the Company develops and markets will be accepted by consumers.

Corporate Structure.

The Company’s corporate structure may make it more difficult or costly to take certain actions. The Company conducts its business through: (a) Medicsight PLC, a U.K. public company which is 77% owned by the Company, and through Medicsight PLC’s subsidiaries in the United Kingdom, the United States, Japan and Gibraltar and; (b) through the Medicexchange subsidiaries, which the Company holdings range between 75% and 90%. Although the Company and Medicsight PLC and Medicexchange PLC share some directors and management, they are required to comply with corporate governance and other laws and rules applicable to public companies in the United Kingdom and the United States.  Should the Company propose to take any action, such as a transfer or allocation of assets or liabilities between the Company its subsidiaries, the Company would have to take into consideration the potentially conflicting interests of the Company’s stockholders and the minority stockholders.  This may deter the Company from taking such actions that might otherwise be in the best interest of the Company or cause the Company to incur additional costs in taking such actions. The subsidiary companies would not be able to pay dividends or make other distributions of profits or assets to the Company without making pro rata payments or distributions to the respective minority stockholders.  Although neither the subsidiary companies nor the Company has plans to pay dividends or make distributions to its shareholders, the Company’s corporate structure may deter its subsidiaries from doing so in the future.

The protection of our intellectual property may be uncertain, and we may face possible claims of others.

Although we have received patents and have filed patent applications with respect to certain aspects of our technology, we generally do not rely on patent protection with respect to our products and technologies. Instead, we rely primarily on a combination of trade secret and copyright law, employee and third-party nondisclosure agreements and other protective measures to protect intellectual property rights pertaining to our products and technologies. Such measures may not provide meaningful protection of our trade secrets, know-how or other intellectual property in the event of any unauthorized use, misappropriation or disclosure. Others may independently develop similar technologies or duplicate our technologies. In addition, to the extent that we apply for any patents, such applications may not result in issued patents or, if issued, such patents may not be valid or of value. Third parties could, in the future, assert infringement or misappropriation claims against us with respect to our current or future products and technologies, or we may need to assert claims of infringement against third parties. Any infringement or misappropriation claim by us or against us could place significant strain on our financial resources, divert management’s attention from our business and harm our reputation. The costs of prosecuting or defending an intellectual property claim could be substantial and could adversely affect our business, even if we are ultimately successful in prosecuting or defending any such claims. If our products or technologies are found to infringe the rights of a third party, we could be required to pay significant damages or license fees or cease production, any of which could have a material adverse effect on our business.

If we fail to attract and retain qualified personnel, our business would be harmed.

We expect to rapidly expand our operations and grow our sales, research and development and administrative operations. This expansion is expected to place a significant strain on our management and will require hiring a significant number of qualified personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. There is intense competition from other companies, research and academic institutions, government entities and other organizations for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our marketing and development activities.

If we do not effectively manage changes in our business, these changes could place a significant strain on our management and operations and, as a result, our business might not succeed.

Our ability to grow successfully requires an effective planning and management process. The expansion and growth of our business could place a significant strain on our management systems, infrastructure and other resources. To manage our growth successfully, we must continue to improve and expand our systems and infrastructure in a timely and efficient manner. Our controls, systems, procedures and resources may not be adequate to support a changing and growing company. If our management fails to respond effectively to changes and growth in our business, including acquisitions, such failure could have a material adverse effect on our business.

Foreign Exchange Risks

As the Company’s main operating currency is UK sterling (£) and its financial statements are reported in US Dollars, the Company’s assets and liabilities and its results of operations are affected by movements in the $:£ exchange rate.

Other Risks

The Company’s ability to deliver its software could be hindered by risks such as the loss of key personnel or the patents and trademarks being successfully challenged or credit facilities being reduced or terminated by lenders.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                  PROPERTIES

Our principal executive office is located at Kensington Centre, 66 Hammersmith Road, London W14 8UD, United Kingdom where we occupy 8,787 square feet under a lease that expires on August 25, 2016.  We vacated our previous office ( 46 Berkeley Square, London W1J 5AT, United Kingdom) in August 2006.  We have additional satellite offices in New York, Japan and China.

ITEM 3.                  LEGAL PROCEEDINGS

The Company is not engaged in any legal proceedings at this time.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In December 2006, the Company submitted two matters to the vote of security holders:

a.     to increase the authorized share capital from 40,000,000 shares; and

b.     to change the name of the Company from Medicsight, Inc.

The current authorized share capital is 75,000,000 shares and the Company’s new name is MGT Capital Investments, Inc.

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

The shares of our common stock have been quoted on the American Stock Exchange (www.amex.com) since December 19, 2005. The common stock is trading under the symbol “MGT”.

Prior to December 19, 2005 the Company’s common stock was quoted on the OTC-Bulletin Board, maintained by the National Association of Securities Dealers, Inc under the symbol “MSHT”

The following table sets forth the range of high and low bid information for the Company’s common stock for each quarter within the last two fiscal years:

	Bid Quotations ($)
Period	High	Low

As quoted on the American Stock Exchange
2007
January 1 to March 28	4.14	3.30

2006
Fourth Quarter	4.60	2.80
Third Quarter	4.65	3.90
Second Quarter	5.25	4.42
First Quarter	5.50	4.60

2005
December 19 to December 31	5.00	4.95

As quoted on the OTC-Bulletin Board
2005
October 1 to December 18	5.25	4.80
Third Quarter	5.10	4.60
Second Quarter	5.50	4.44
First Quarter	5.15	4.35

These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

As of March 28, 2007, there were 872 holders of record of the Company’s common stock.

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

Recent Sales of Unregistered Securities

In Fiscal 2006, the Company issued 2,507,500 restricted shares of our Common Stock at $4.00 per share to a number of institutional investors and private individuals as a private placement raising $10,030,000 (gross before commissions).

The shares of Common Stock were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933.

ITEM 6.                  SELECTED FINANCIAL DATA.

All figures in thousands, except per share data:

	2006 (1)	2005	2004	2003	2002

Operating revenues – continuing operations	$—	$—	$—	$—	$—

Loss from continuing operations	(14,935)	(10,738)	(12,885)	(8,941)	(98,844)
Loss from discontinued operations	—	(1,478)	(2,145)	(1,155)	(69)

Net loss	(14,935)	(12,216)	(15,030)	(10,096)	(98,913)

Loss per share from continuing operations	(0.39)	(0.31)	(0.42)	(0.40)	(5.12)

Dividends declared per common share ($)	—	—	—	—	—

Total Assets	38,469	24,486	21,041	17,649	15,430

Long term obligations	—	6	223	306	42

Cash, cash equivalents and marketable securities	24,735	11,249	5,276	845	1,778
Current assets	25,306	11,867	6,515	2,144	2,284
Current liabilities	(3,378)	(2,746)	(2,353)	(6,540)	(8,977)
Working capital surplus (deficit)	$21,928	$9,121	$4,162	$(4,396)	$(6,693)

(1)   Includes equity-based compensation of $440,000 for fiscal 2006 and $nil for all other years.

ITEM 7.                            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical accounting policies and estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The notes to the consolidated financial statements contained in this Annual Report describe our significant accounting policies used in the preparation of the consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We continually evaluate our critical accounting policies and estimates.

We believe the critical accounting policies listed below reflect significant judgments, estimates and assumptions used in the preparation of our consolidated financial statements.

Goodwill

We account for goodwill in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under SFAS No. 142, goodwill and intangible assets with indefinite lives are reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. We operate as one reporting unit and therefore compare the book value to the market value (market capitalization plus a control premium). If the market value exceeds the book value, goodwill is considered not impaired, and thus the second step of the impairment test is not necessary. If our book value exceeds the market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to the excess. Any loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed. We completed the annual goodwill impairment assessment as of December 31, 2006, in which no impairment was identified. Goodwill was $11,200,000 as of December 31, 2006.

Equity-based compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method, we recognize compensation expense for all equity-based payments granted on or after January 1, 2006 and prior to but not yet vested as of January 1, 2006 in accordance with SFAS No. 123(R). Under the fair value recognition provisions of SFAS No. 123(R), we recognize equity-based compensation net of an estimated forfeiture rate and recognize compensation cost only for those shares expected to vest over the requisite service period of the award. Prior to SFAS No.123(R) adoption, we accounted for equity-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and accordingly did not recognize equity-based compensation related to these options, as the exercise price equaled the fair market value of the common stock on the date of grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions are the expected stock volatility, the risk-free interest rate, the option’s expected life and the dividend yield on the underlying stock. Expected volatility is calculated based on the historical volatility of our common stock over the expected option life and other appropriate factors. Risk-free interest rates are calculated based on continuously compounded risk-free rates for the appropriate term. The dividend yield is assumed to be zero as we have never paid or declared any cash dividends on our common stock and do not intend to pay dividends on our common stock in the foreseeable future. The expected forfeiture rate is estimated based on historical experience.

Determining the appropriate fair value model and calculating the fair value of equity-based payment awards require the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity-based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our equity-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the equity-based compensation expense could be significantly different from what we have recorded in the current period.

Revenue Recognition

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

The Company concluded that capitalizing such expenditures on completion of a working model was inappropriate because the Company did not incur any material software production costs and therefore has decided to expense all research and development costs. The Company’s research and development costs are comprised of staff and consultancy costs expensed on the Medicsight products.

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

An impairment analysis was performed as of December 31, 2006 and 2005 and the Company concluded there was no impairment loss.

We are exposed to foreign currency exchange rate fluctuations related to the operation of our international subsidiaries.  Our main operating currency is UK sterling(£).We also have subsidiary operations in Japan and China who operate  in their local currencies.

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2006 vs. Fiscal Year Ended December 31, 2005

Research and Development

The Company’s research and development expenses for Fiscal 2006 were $2,870,000 as compared to $2,363,000 for Fiscal 2005. The Company’s research and development costs were comprised of staff, staff related, consultancy, stock options, and product development software costs expensed on the research and development of Medicsights PLCs’s products.

Selling, General and Administrative Expenses

The Company’s selling, general and administrative expenses from continuing operations for Fiscal 2006 were $12,842,000 as compared to $9,300,000 for Fiscal 2005, the significant items being (in thousands):

	2006	2005

Salaries and directors’ compensation (including payroll taxes)	$3,938	$3,884
Contractors and consultants	687	266
People costs	4,625	4,150
Stock options	403	—
Professional fees	1,087	507
Property rent and rates	1,165	892
Travel	565	458
Software and related	450	72
Marketing, conferences and public relations	2,384	1,569
Recruitment fees	273	118

Points to note are:

·      People related costs increased by $475,000 (11%) as we expanded our operations in Medicsight and Medicexchange in Japan and China respectively.  Recruitment fees also increased year on year as a result.

·      Professional fees increased $580,000 (114%) due to international expansion and increased work on commercial agreements.

·      Software and related increased $378,000 (525%) as we expensed the initial website build costs and ongoing hosting fees of medicexchange.com

·      Marketing, conferences and public relations increased $815,000 (52%) as a result of supporting our Medicsight partners, promoting our international presence and building the Medicexchange business and brand.

Income Tax Benefit Realized

In Fiscal 2005, Medicsight PLC received a tax credit of $858,000 from the United Kingdom taxation authorities under its Research & Development tax relief scheme for small and medium sized enterprises. The tax credit relates to expenditures incurred between November 2001 and December 2003. The Company has not accrued for any subsequent tax credits as it has determined that the completion date (under rules of the scheme) of the new technology occurred at the end of Fiscal 2003.

Net Loss and Net Loss per Share

Net loss was $14,935,000 for Fiscal 2006 compared to a net loss of $12,216,000 for Fiscal 2005. Net loss per share for Fiscal 2006 was $0.39 (based on weighted average shares outstanding of 38,092,965), compared to $0.36 for Fiscal 2005 (based on weighted average shares outstanding of 34,224,023).  The increase net loss for Fiscal 2006 is principally due to the increase in selling, general and administrative costs and reduction in realized income tax benefit.

Operational currency

The Company’s main operating currency is UK sterling (£).  Its results of operations are affected by changes in the $: £ rates used to translate the operational result. For Fiscal 2006, the average rate was $1.85:£1.00 and for Fiscal 2005 the rate was $1.80:£1.00, an increase of 2.8%.

Contractual Obligations and Commitments

The Company’s corporate offices are at the Kensington Centre, 66 Hammersmith Road, London W14 4UD, UK.  This property is leased on a 10 year agreement with a right to terminate on the expiry of the fifth year of the lease.  The Company has offices in New York,  Tokyo (Japan) and Beijing (China) with notice periods of between one and three months to cancel.  Our minimum annual lease commitments under these arrangements are (in thousands):

Year Ending
2007	$480
2008	649
2009	475
2010	448
2011	178
Later Years	1,865
Total	$4,095

As of December 31, 2006, the Company was party to a capital lease obligation in the amount of $7,000 for motor vehicles. The obligation for the vehicle lease requires monthly payments of $1,700, including interest, through April 2007. The underlying vehicles secure the lease.

Fiscal Year Ended December 31, 2005 vs. Fiscal Year Ended December 31, 2004

Research and Development

The Company’s research and development expenses for Fiscal 2005 were $2,363,000 as compared to $2,972,000 for Fiscal 2004. The decrease of $609,000 was due to reduction in the numbers of staff required for the development of the products. The Company’s research and development costs were comprised of staff and consultancy costs expensed on the development of Medicsight PLC’s software products.

Selling, General and Administrative Expenses

The Company’s selling, general and administrative expenses from continuing operations for Fiscal 2005 were $9,300,000 as compared to $10,578,000 for Fiscal 2004. The decrease of approximately $1,300,000 was due to a number of factors:

·      Salaries and directors’ and sub-contractors’ compensation declined from $5,009,000 in Fiscal 2004 to $4,595,000 in Fiscal 2005 due to reduction in staff numbers and the reduction of sub-contractors costs (re-structuring of the medical boards).

·      Rent, rates and service charges declined from $1,623,000 in Fiscal 2004 to $1,418,000 due to the Company requiring less space in 46 Berkeley Square in 2005.

·      Other savings include travel (due to Company’s review of its requirements in 2005 - $154,000), the cessation of the clinical trial in 2004 and subsequent reduction in medical images costs ($440,000) and a reduction in depreciation following 2004’s impairment review ($348,000).

For Fiscal 2005, the Company did not record an impairment charge from continuing operations. For Fiscal 2004, the Company recorded an impairment to Medicsight Asset Management’s property and equipment of $386,000 which relates to the closure of the Ravenscourt centre. This was as a result of the decision to transfer Medicsight Asset Management’s assets to Medicsight PLC and Lifesyne or sell to independent third parties at open market value or fully impair, as its business opportunities were limited due to the change in strategy by Lifesyne.

Impairment Loss on Investments

For Fiscal 2005 there was no impairment charge on investments as compared to Fiscal 2004 where the Company incurred an impairment loss on investments of $70,000 relating to the impairment in the carrying value of Eurindia PLC (“Eurindia”). The Company based this impairment on information provided by Eurindia’s management.

Income Tax Benefit Realized

In Fiscal 2005, Medicsight PLC received $858,000 relating to a tax credit paid by the United Kingdom taxation authorities under its R&D tax relief scheme for small and medium businesses. The basis for the R&D relief is to encourage the development of new technologies and is only applicable to the research and development of a new technology and not a product.

The tax credit relates to expenditures incurred between November 2001 and December 2003. The Company did not accrue for any potential tax credit for Fiscal 2004 as it has determined that the completion date of the new technology occurred at the end of Fiscal 2003.

Discontinued operations

The revenue from the Company’s discontinued Lifesyne’s scanning operations for Fiscal 2005 was $427,000 as compared to $538,000 for Fiscal 2004. The reduction was due mainly to the 10 month trading period in Fiscal 2005.

The selling, general and administrative expenses from the Company’s discontinued Lifesyne’s scanning operations for Fiscal 2005 was $1,511,000 as compared to $2,101,000 for Fiscal 2004. The reduction was mainly due to a reduction in staff and the 10 month trading period in Fiscal 2005.

For Fiscal 2005, the Company recorded impairment of $394,000 against property and equipment related to the discontinued Lifesyne operations. For Fiscal 2004, the Company recorded impairment of $582,000 against property and equipment related to the discontinued Lifesyne operations.

Operational currency

As the Company’s operating currency is UK sterling (£) its results of operations are affected by changes in the $: £ rates used to translate the revenues and costs. For Fiscal 2005 the average rate was $1.80: £1.00 and for Fiscal 2004 the rate was $1.83: £1.00, a decrease of 1.7%.

Contractual Obligations and Commitments

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital information as at December 31 (in thousands unless stated):

	2006	2005	2004

Cash, Cash Equivalents and Marketable Securities	$24,735	$11,249	$5,276
Current Assets	25,306	11,867	6,515
Current Liabilities	(3,378)	(2,746)	(2,353)
Working Capital Surplus	$21,928	$9,121	$4,162
Ratio of Current Assets to Current Liabilities	7.5	4.3	2.8

        Net change in Cash, Cash Equivalents and Marketable Securities

As of  December 31, 2006 we had $19,757,000 in cash and cash equivalents (compared to $7,249,000 at December 31, 2005) and $24,735,000 in cash, cash equivalents, marketable securities and cash for common stock subscribed but unissued, compared to $11,249,000 at December 31, 2005.

Net cash used in operating activities was $13,990,000 for the year ended December 31, 2006 ($8,998,000 for the year ended December 31, 2005).  This resulted primarily from:

a.     our net loss of $14,935,000 ($10,738,000 for Fiscal 2005), after Minority Interest of $477,000 (nil in Fiscal 2005);

b.     adjusted for depreciation and stock-based compensation expenses (non cash items) of $718,000 ($237,000 for Fiscal 2005);

c.     losses on disposal of fixed assets were $13,000 in the year ended December 31, 2006 compared to $219,000 in the year ended December 31, 2005;

d.     an overall net reduction in the movement on current assets (excluding cash items and marketable securities) and current liabilities of $691,000 in the year ended December 31, 2006 (compared to $1,284,0000 in Fiscal 2005) – primarily due to the payment of commissions to Asia IT Capital

Investments Limited (a related party) and the timing of payments in the year ended December 31, 2006;

e.     $nil impact of the losses of the Lifesyne (discontinued) business activities in the year ended December 31, 2006 versus a $1,478,000 loss from Lifesyne activities in the year ended December 31, 2005.

Net cash used in investing activities of $1,255,000 in the year ended December 31, 2006 (compared to $3,388,000 for the year ended December 31, 2005), which consisted primarily of:

a.     a $4,000,000 decrease in cash held for common stock subscribed but unissued;

b.     a cash outflow of $4,533,000 for the purchase of available for sale marketable securities in the year ended December 31, 2006;

c.     a cash outflow of $722,000 in the year ended December 31, 2006 from the purchase of fixed assets. In the year ended December 31, 2005 we had a net $169,000 cash inflow from the sale of fixed assets;

Net cash flows from financing activities were $27,586,000 for the year ended December 31, 2006 (compared to $15,346,000 December 31, 2005), consisting mainly of:

a.     $27,604,000 net proceeds from the sale of our common stock in MGT Capital Investments Inc (formerly Medicsight Inc), Medicsight PLC and Medicexchange PLC – being $31,204,000 of total new money received in the year ended December 31, 2006 - less the $3,600,000 net movement of monies received for common stock subscribed but unissued.  For the year ended December 31, 2005 we received $12,035,000 net new money plus $3,600,000 of monies received from common stock subscribed but unissued at December 31, 2005.

b.     A reduction in our principal payments under our capital lease obligations – in the year ended December 31, 2006 we paid $18,000 compared to $289,000 paid in the year ended December 31, 2005.

In the nine months ended December 31, 2006 we had $nil cash flows from the discontinued Lifesyne activities. In the nine months ended December 31, 2005 we had cash outflows of $1,122,000 from Lifesyne activities.

Additional capital funding requirements

To date we have primarily financed our operations through private placements of equity securities. At December 31, 2006 we had issued 38,900,383 of our 40,000,000 authorized share capital.  We have also raised finance through the sale of the common stock of our principal subsidiaries – Medicsight PLC and Medicexchange PLC.

In addition to the above, we still have the two lines of credit facilities (together totaling $38 million) available from Asia IT Capital Investments Limited (a related party).  We do not anticipate having to use any part of these credit lines.

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

Recent Accounting Pronouncements.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. The cumulative effect of the change in accounting principle must be recorded as an adjustment to opening retained earnings. The Company has completed its initial evaluation of the impact of the January 1, 2007 adoption of FIN No. 48 and determined that such adoption is not expected to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting standards that require or permit fair value measurements. Accordingly, it does not require any new fair value measurement. SFAS No. 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact the adoption of SFAS No. 157 will have on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact the adoption of SFAS No.159 will have on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin “SAB” 108 regarding the process of quantifying financial statement misstatements. The provisions of this statement will be effective for the year ended December 31, 2006. The impact on the financial statements for 2006 is immaterial.

ITEM 7A             QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We place our investments in a mixture of (a) cash deposits on either overnight or 30 day rates; (b) highly liquid blue chip available-for-sale market securities. A decline in interest rate would have an advserse impact on interest income.

We do not have any debt and we do not use derivative financial instruments.

The Company has the following debt facilities all repayable on demand:

Debt Holder	Facility	Draw Down	Interest rate	At December 31, 2006

Asia IT Capital Investments Ltd	$20,000,000	$0	US LIBOR + 2%	7.34%

Asia IT Capital Investments Ltd	$19,600,000	$0	Sterling LIBOR + 2%	7.28%

Since the Company has not drawn down funds under either facility, a hypothetical 100 basis point increase in interest rates would not increase the Company’s interest costs, assuming no draw downs are made which the Company does not anticipate having to use.

Foreign Currency Risk

We are exposed to foreign currency exchange rate fluctuations related to the operation of our international subsidiaries.  Our main operating currency is UK sterling (£).  We also have subsidiary operations in Japan and China who operate in their local currencies.

At the end of each reporting period, expenses of the subsidiaries are converted into U.S. dollars using the average currency rate in effect for the period and assets and liabilities are converted into U.S. dollars using either historical rates or the exchange rate in effect at the end of the period.

Additionally, we are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors and suppliers using foreign currencies.

We currently do not hedge against this foreign currency risk.

Fluctuations in exchange rates may impact our financial condition and results of operations.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included on pages F-1 to F-26 of this Annual Report.

ITEM 9.                            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.            CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a–15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as of December 31, 2006. This evaluation was carried out under the supervision and with the participation of our management, including our Company’s Chief Executive Officer and Chief Financial Officer. As defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Company’s Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a–15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation during the quarter ended December 31, 2006 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.            OTHER INFORMATION.

None.

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth the current officers and directors of MGT Capital Investments, Inc (formerly Medicsight, Inc):

Name	Age	Position

Stephen Forsyth	56	Chairman and Director
Tim Paterson-Brown	46	Chief Executive Officer and Director
Allan Rowley	38	Chief Financial Officer and Director
Neal Wyman	54	Independent Director and Audit Committee Chairman
L. Peter Fielding M.D.	67	Independent Director and Audit Committee Member
Peter Venton OBE	65	Independent Director and Audit Committee Member
Sir Christopher Paine	72	Independent Director
Dr Allan Miller	71	Independent Director

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

Stephen Forsyth joined the Company in December 2003 as Chairman and Chief Executive Officer. He stood down as Chief Executive Officer in September 2004. Previously he was Chairman and Chief Executive of Leisure Investments PLC, a publicly quoted company registered in England and Wales between 1976 and 1989. He subsequently assisted the Phoenix Trust Company Limited between 1990 and 1999 with its various operations and investments. In January 1999, he established The International Cotton Company, in which he has been the principal financier of a number of new technology orientated companies from their inception, including Accsys Technologies PLC, Titan Wood Limited and Medicsight PLC.  The International Cotton Company changed its name to International Capital Corporation PLC in 2003. Stephen remains the Chairman of this investment holding company.  Stephen is a founding Trustee of the Medicsight Foundation (renamed “The Foundation for the Early Detection of Disease”), a United Kingdom registered charity, which is concerned with the relief of human suffering and poverty and the promotion of health and education.

Tim Paterson-Brown joined the Company in December 2003 as Director and was appointed Chief Executive Officer in September 2004. Tim qualified as a Chartered Surveyor with Strutt and Parker in 1984 following degrees at London University and Magdalene College, Cambridge. In 1987 Tim joined Leisure Investments PLC.  He subsequently worked closely with Stephen Forsyth for the Phoenix Trust Company Limited between 1990 and 1999 assisting with its various operations and investments. In 1999, he joined The International Cotton Company as a Director. The International Cotton Company has been the principal financier of a number of new technology orientated companies from their inception, including Accsys Technologies PLC (of which Tim is a non-executive Director), Titan Wood Limited and Medicsight PLC.  The International Cotton Company changed its name to International Capital Corporation PLC in 2003. Tim is also a founding Trustee of the Medicsight Foundation (renamed “The Foundation for the Early Detection of Disease”), a United Kingdom registered charity, which is concerned with the relief of human suffering and poverty and the promotion of health and education.

Allan Rowley joined the Company in April 2006 as Finance Director of both Medicsight plc and Medicexchange.com and was appointed Chief Financial Officer in August 2006.  Prior to joining, Allan served in a corporate development role at ComMedica Limited, a United Kingdom based medical software company specializing in Picture Archiving & Communication System (“PACS”) software. In this role he worked on financing and acquisition opportunities and on commercial proposals with the sales and finance group. Before joining ComMedica, Allan was revenue controller and a director of European Finance at Bea Systems, a NASDAQ-listed

US-based software company.  Allan has several years of experience in public accounting in the United Kingdom and United States with Arthur Andersen and Ernst & Young, respectively. He is a member of the Institute of Chartered Accountants in England and Wales and holds a Master of Philosophy and a Bachelor of Science degree from Aberystwyth University College of Wales

Neal Wyman trained as a Chartered Accountant with Coopers and Lybrand before moving to KPMG where he worked in the Far East. He moved into the recruitment industry in London specializing in financial services, gaining experience with a diverse range of clients. He entered executive search in 1981, initially specializing in the financial services industry before broadening into general appointments and professional services. He now focuses on general management, finance and non-executive appointments in both private and quoted companies, with particular focus on venture capital. He is a graduate of the London School of Economics. Neal was appointed an independent director of the Company and a member of the Audit Committee in November 2004.

L. Peter Fielding, M.D. is an experienced physician who provides consulting services to healthcare and academic organizations, in addition to his departmental and institutional responsibilities at WellSpan Surgical Associates. His clients in the past five years have included, in the U.S.A. National Cancer Institute; American Joint Committee on Cancer; Taiko Post University – Connecticut; Purely Cotton Inc. – Seattle; Musculoskeletal Systems Inc. - Pittsburgh; University of Connecticut Medical School. , and, in the U.K.: Imperial College for Science, Technology and Medicine and the Association of Surgeons in the United Kingdom and Ireland.  Dr Fielding specializes in healthcare strategic planning, organizational structure and operational issues. He has participated in the organization and development of the Pain Relief Center; Hyperbaric Medicine and Advanced Wound Care Center; Clinical Weight Reduction Center; York Hospital Human Motion Institute and the Molecular Biology Research Laboratory. Peter was appointed an independent director of the Company and a member of the Audit Committee in July 2005.

Peter Venton, OBE has over 30 years’ experience in the computing and telecommunications industry and holds several patents in the sector. He is a former Chief Executive of Plessey Radar and of GEC-Marconi Prime Contracts. Peter currently serves as the Technical Audit Chairman for the Defence Evaluation & Research Agency and joined the Board of MS- PLC as an independent director in November 2001. Peter was appointed an independent director of the Company and a member of the Audit Committee in November 2004.

Sir Christopher Paine was the President of the British Medical Association until 2001. He is currently the chairman of the Medical Advisory Board of the International Hospitals Group, chairman of Royal Society of Medicine Support Services Ltd and a trustee of the London Clinic.  He was Medical Director of the Advisory Committee on Distinction Awards for the National Health Service until the end of 1999 and has been President of the Royal College of Radiologists and The Royal Society of Medicine. Sir Christopher is a Medical Oncologist. He was a consultant clinical oncologist from 1970 at the Churchill Hospital in Oxford.  He also served as director of clinical studies at the medical school. He was district general manager of the Oxford Health Authority from 1984-88. In addition, he has served on the Animal Welfare Council and Imperial Cancer Research Fund. Sir Christopher was appointed an independent director of the Company in November 2004.

Dr Allan Miller qualified in medicine at St Bartholomew’s Hospital Medical School, London in 1961. In 1965 Allan was admitted to the Royal College of Physicians. After spending eight years in general practice he joined, Hoffman La Roche where he held the positions of Head of Clinical Cardiovascular Research Worldwide, Head of Dermatological Research Worldwide and Head of Clinical Research UK.  Allan spent 14 years as Medical Director for Napp Pharmaceuticals Ltd and four years as European Medical Research Director of the Purdue Pharma, Mundipharma, Napp group based in Cambridge, England.  Allan is a Member of the British Medical Association and a Fellow of the Royal Society of Medicine. Allan was appointed an independent director of the Company in December 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, its executive officers, and any persons holding more than ten percent of the Company’s common stock are required to report their initial ownership of the

Company’s common stock and any subsequent changes in that ownership to the Securities and Exchange Commission (the “Commission”). Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates. The Company can report that there were no delinquent filings to report in Fiscal 2006.

Audit Committee Financial Expert

The Company’s Board of Directors has determined that Peter Venton, an independent director, is the audit committee financial expert, as defined in Regulation S-K promulgated under the Securities and Exchange Act of 1934, serving on its audit committee.

Code of Ethics

The Company adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions on or after November 25, 2004. The Company’s Code of Ethics was approved by the Audit Committee on November 26, 2004.

Copies of the Company’s Code of Ethics can be obtained, without charge by writing to the Company Secretary at MGT Capital Investments, Inc, Kensington Centre, 66 Hammersmith Road, London W14 8UD, United Kingdom.

ITEM 11.               EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Goals of our compensation program

We provide a compensation package for our executive officers we refer to as our “named executive officers” that we believe is designed to fairly compensate them and to enhance shareholder value. We have disclosed the compensation package for our named executive officers in the summary compensation table and related tables below. We have structured our compensation packages to motivate our named officers to achieve the Company’s business objectives and to align their interests with the interests of our shareholders. Specifically, our compensation program is designed to achieve the following objectives:

·	Attract and retain excellent executives who are appropriate for the Company’s needs;

·	Motivate and reward executives whose knowledge, skills and performance are critical to the Company’s success;

·	Motive the executives to increase shareholder value for both the Company and it’s subsidiary operations through the use of options; and

·	Tie compensation to corporate and individual performance.

We use various elements of compensation to reward specific types of performance. Our employment agreements for each for our named executive officers determine the salary of each officer, which provides the basic level of compensation for performing the job expected of them. We use cash bonus awards as an incentive that provides a timely reward for attainment  of exemplary corporate and individual performance in a particular period. We use stock options to provide a long term incentive, which adds value to compensation packages if the value of our common stock rises and aligns the interest of our executives with those of shareholders.

Elements of our compensation program

Our total compensation package for named executive officers consists of the following components: salary, bonus and options. Each element of  compensation is considered separately and we do not generally take into account amounts realized from prior compensation in establishing other elements of compensation . Our goal is to provide a total compensation package that we believe our named officers and our shareholders will view as fair and equitable. We consider the pay of each named executive officer relative to each other named executive officer so that the total compensation program is consistent for our executives. This is not a mechanical process, and our  board of directors has used its judgment and experience and works with our Chief  Executive Officer to determine the appropriate mix of compensation for each individual.

Salary — Each named executive officer’s employment agreement determines his salary which varies with the scope of his responsibilities.  These agreements provide for an annual base salary of $222,000 for Tim Paterson-Brown, $185,000 for Allan Rowley, $220,000 for David Sumner (CEO of Medicsight PLC) and $220,000 for Adam Boyse (CEO of Medicexchange PLC). We believe that the annual salary must be competitive with the market with respect to the skills and experience that are necessary to meet the requirements of the named executive officers position with us.

Bonus — The employment agreement in effect for each named executive officer provides for the possibility of a cash performance bonus as determined by our board of directors based upon the attainment of performance goals conveyed to the officer. The board of directors has the discretion to increase the cash performance bonus for any year. Historically bonuses have been a significant part of our named officer compensation.

Options — Options to the named executive officers may be granted from the Company and or its subsidiaries.  We have stock option plans in both our subsidiary companies — Medicsight PLC and Medicexchange PLC.  Neither of these subsidiary companies has any of its stock listed on any stock exchange at this time. On March 20, 2003 (50,000) and September 9, 2004 (50,000), Medicsight PLC awarded options to purchase shares to David Sumner.  On June 30, 2005 (100,000) and July 13, 2006 (150,000) Medicsight PLC awarded options to purchase shares to Adam Boyse.  On July 13, 2006 options to purchase 250,000 shares in Medicsight PLC were awarded to Allan Rowley.  On July 20, 2006 options to purchase shares in Medicexchange PLC were awarded to Tim Paterson  Brown (150,000), Allan Rowley (150,000), Adam Boyse (150,000) and David Sumner (150,000).  The options vest in equal one-thirds on each of the first three anniversaries from the date of grant. The options will expire ten years after the grant date and will be exercisable at a price per share equal to the fair market value on the date of grant.

We award options to align the interests of our executives with the interest of our shareholders by having the realizable value depend on an increase in our stock price. We believe this will motivate our officers to return value to our shareholders through future appreciation of our stock price. The options provide a long term incentive because they vest over a period of time (typically three years) and remain outstanding for ten years, encouraging executives to focus energies on long term corporate performance. The vesting requirements are designed to encourage retention of our officers.

Perquisites and other personal benefits — we do not provide any of our executive officers with perquisites or other personal benefits, in excess of $10,000.

Retirement benefits — our named officers do not participate in any deferred benefit retirement plans such as a pension plan. We do not have any deferred compensation program.

Performance Awards

Our named executive officers are entitled to cash bonuses, as determined by our board of directors, based upon the attainment of employment goals conveyed to that executive.

Our Compensation process

We do not have a compensation committee. Our board of directors decides compensation for our named officers.  The board of directors includes five non executive independent directors being Neal Wyman, L. Peter Fielding, Peter Venton, Sir Christopher Paine and  Dr Allan Miller. Tim Paterson-Brown, our CEO, recommends to the board the compensation levels for each of the other named executive officers.  The board of directors generally follows these recommendations. The board of directors separately determines the CEO’s compensation.

We do not formally benchmark our compensation against any peer group. However we informally consider competitive market practices with respect to the salaries and total compensation of our named executive officers. We review the market practices by reviewing publically available information of other companies in the Healthcare Information Technology sector and our geographical areas. However while we review such market information, it is only one factor we considered in establishing compensation, and we did not make use of any formula incorporating such data.

Generally in determining whether to increase or decrease compensation to our named officers, we take into account any changes, of which we are aware, in the market pay levels, the performance of the executive officer, any increase or decrease in responsibilities and roles of the executive officer, the business needs for the executive officer, the transferability of managerial skills to another employer, the relevance of the executives officers experience to other potential employers and the readiness of the executive officer to assume a more significant role within the organization.

Change in Control

We do not have any special compensation for our named officers in the event of a of change of control of the Company.

Stock ownership guidelines

We have not implemented any stock ownership requirements for the named officers. We have issued stock options to our named officers which we believe allows management to own equity in the company and accordingly align  their interest with those of other shareholders.

Summary Compensation Table

The following table summarizes Fiscal Year 2006, 2005 and 2004 compensation for services in all capacities of the Company’s named executive officers.

Name and Principal Position_	Year	Salary	Bonus	Option Awards (6)	All Other Compensation	Total Compensation

Stephen Forsyth	2006	—	—	—	$—	$—
Chairman and CEO (2)	2005	—	—	—	$—	$—
	2004	—	—	—	$—	$—

Tim Paterson-Brown, CEO (1)	2006	$222,100	$11,100	$7,000	$—	$240,200
	2005	$216,696	$16,252	-	$—	$232,948
	2004	$26,600	—	-	$—	$26,600

Allan Rowley, CFO (5)	2006	$77,100	$6,000	$38,000	$—	$121,100

Glyn Thomas, CFO (4)	2006	$40,000	—	-	$—	$40,000

Paul Gothard, CFO (3)	2006	$119,000	—	$48,000	$—	$167,000
	2005	$162,522	$12,189	-	$—	$174,711
	2004	$157,380	—	-	$—	$157,380

David Sumner, CEO Medicsight PLC	2006	$178,000	$27,000	$11,000	$—	$216,000

Adam Boyse, CEO Medicsight PLC	2006	$211,200	$11,100	$48,000	$—	$270,300

(1)	Tim Paterson-Brown was appointed Chief Executive Officer on September 21, 2004.

(2)	Stephen Forsyth was appointed the Company's Chairman and Chief Executive Officer effective December 8, 2003. Stephen Forsyth resigned as Chief Executive Officer on September 21, 2004.

(3)	Paul Gothard resigned as the Company’s Chief Financial Officer effective March 31, 2006.

(4)	Glyn Thomas was appointed Chief Financial Officer on an interim basis. Glyn was appointed on April 3, 2006 and resigned on August 4, 2006.

(5)	Allan Rowley was appointed Chief Financial Officer on August 4, 2006.

(6)	This column discloses the dollar amount recognized for financial reporting purposes with respect to fiscal year 2006 in accordance with FAS 123(R).

Outstanding Equity Awards at Fiscal Year-End

Name	Number of securities underlying unexercised options unexercisable	Option Exercise Price	Option Expiry Date

Tim Paterson-Brown	150,000	£0.40 ($0.78)	July 20, 2016

Allan Rowley	150,000	£0.40 ($0.78)	July 20, 2016
	250,000	£1.10 ($2.15)	July 13, 2016

David Sumner	150,000	£0.40 ($0.78)	July 20, 2016

Adam Boyse	67,000	£1.00 ($1.95)	June 30, 2015
	150,000	£1.10 ($2.15)	July 13, 2016
	150,000	£0.40 ($0.78)	July 20, 2016

Grants of Plan-Based Awards

Name	Grant Date	Number of Options (1)	Option Exercise Price	Grant Date Fair Value (2)

Tim Paterson-Brown	July 20, 2006	150,000	£0.40 ($0.78)	$59,000

Allan Rowley	July 20, 2006	150,000	£0.40 ($0.78)	$59,000
	July 13, 2006	250,000	£1.10 ($2.15)	$270,000

David Sumner	March 20, 2003 (*)	50,000	£1.00 ($1.95)	$37,000
	September 9, 2004 (*)	50,000	£1.00 ($1.95)	$37,000
	July 20, 2006	150,000	£0.40 ($0.78)	$59,000

Adam Boyse	June 30, 2005	100,000	£1.00 ($1.95)	$91,650
	July 13, 2006	150,000	£1.10 ($2.15)	$162,000
	July 20, 2006	150,000	£0.40 ($0.78)	$59,000

(1)	One-third of options vest on each of the first, second and third anniversaries of the grant date, except for the items marked (*) which were fully vested at December 31, 2006.

(2)	Grant date fair value was computed in accordance with FAS 123(R). We estimated the fair value for the stock options using the Black-Scholes option pricing model.

Discussion of Summary Compensation and Grant of Plan Based Award Tables.

Employment agreements

Pursuant to their employment agreements, Tim Paterson-Brown and Allan Rowley received an annual salary of $222,000 and $ 185,000 respectively, plus a bonus each year as determined by our board of directors based on attainment of performance goals conveyed to the employee.  Both Tim-Paterson and Allan Rowley are on three months notice periods.

Potential Payments on Termination or Change in Control

The Company may immediately terminate the employment of any named officer for gross misconduct.  There are no provisions for payments or termination in the event of a change in control of the Company.

Insider Participation

The Company does not have a compensation committee.  Compensation decisions are made by the Board of Directors of the Company.  Each of Tim Paterson-Brown, the Company's chief executive officer, and Allan Rowley, the Company's chief financial officer, is a member of the Company's Board of Directors.  Tim Paterson-Brown recommends compensation levels for each of our named officers other than himself.  These recommendations are generally followed by the Board.  Tim Paterson-Brown does not participate in Board deliberations of his compensation.  Allan Rowley does not participate in Board deliberations of his compensation or that of Tim Paterson-Brown.

Report

The Board of Directors of the Company has reviewed and discussed the Company's Compensation Discussion and Analysis with management.  Based on the review and discussions, those Directors have approved the inclusion of the Compensation Discussion and Analysis in our annual report on Form 10-K.

Directors

Stephen Forsyth

Tim Paterson-Brown

Allan Rowley

Neal Wyman

L. Peter Fielding

Peter Venton

Sir Christopher Paine

Dr Allan Miller

Director Compensation

Name	Fees Earned or Paid in Cash (1)	Option Awards (2)	All Other Compensation	Total
Stephen Forsyth	$-	$-	$-	$-
Tim Paterson-Brown	$233,200	$7,000	$-	$240,200
Allan Rowley	$83,100	$38,000	$-	$121,100
Glyn Thomas (2)	$40,000	$-	$-	$40,000
Paul Gothard (1)	$119,000	$48,000	$-	$167,000
Neal Wyman	$15,000	$-	$-	$15,000
L. Peter Fielding	$15,000	$-	$-	$15,000
Peter Venton	$15,000	$-	$-	$15,000
Sir Christopher Paine	$8,500	$-	$-	$8,500
Dr Allan Miller	$8,500	$-	$-	$8,500

(1)	Paul Gothard resigned as the Company’s Chief Financial Officer effective March 31, 2006.

(2)	Glyn Thomas was appointed Chief Financial Officer on an interim basis. Glyn was appointed on April 3, 2006 and resigned on August 4, 2006.

All the directors will be reimbursed for their out-of-pocket expenses incurred in connection with the performance of board duties.

(1)	Includes retainer fees and board meeting fees accrued for 2006 which will be paid in 2007

(2)	This column discloses the dollar amount recognized for financial reporting purposes with respect to fiscal year 2006 in accordance with FAS 123(R).

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of March 28, 2007:

·      each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock;

·      each person serving as a director or executive officer of the Company; and

·      all executive officers and directors of the Company as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In general, a person who has voting power and/or investment power with respect to securities is treated as a beneficial owner of those securities. For purposes of this table, shares subject to outstanding warrants and options exercisable within 60 days of the date of this Annual Report are considered as beneficially owned by the person holding such securities. To our knowledge, except as set forth in this table, the persons named in this table have sole voting and investment power with respect to the shares shown. Except as otherwise indicated, the address of each of the directors, executive officers and 5% shareholders in this table is as follows: MGT Capital Investments, Inc, Kensington Centre, 66 Hammersmith Road, London W14 8UD, United Kingdom.

Percentage beneficially owned is based upon 38,900,383 shares of common stock issued and outstanding as of March 28, 2007.

Name and address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Equity Beneficially Owned

5% Beneficial Owners

Macniven and Cameron Equity Holdings Limited (1) 46 Berkeley Square London, United Kingdom W1J 5AT	10,673,642	27.4%

General Mediterranean Holding SA Center Financier 29 Avenue de la Porte Neuve L-2227 Luxembourg	2,600,000	6.7%

Directors and Officers (3)

Stephen Forsyth	—	*

Tim Paterson-Brown (2)	250,000	*

Allan Rowley	—	*

Neal Wyman	—	*

L. Peter Fielding	—	*

Peter Venton	16,666	*

Sir Christopher Paine	2,200	*

Dr Allan Miller	—	*

Total Officers and Directors as a Group (9 persons)	268,866	*

(1)   International Capital Corporation PLC, Suite 2B, Centre Plaza, Main Street, Gibraltar, which owns 95.8% of the outstanding share capital of Macniven and Cameron Equity Holdings Limited (previously STG Holdings PLC). Additionally Stephen Forsyth is the Director of Macniven and Cameron Equity Interests Limited.

(2)   Tim Paterson-Brown is a discretionary beneficiary of the Trust that owns the company that owns the majority shareholding in Macniven and Cameron Equity Holdings Limited.  Under the beneficiary arrangement, Tim Paterson-Brown has no ability to exercise or influence any of the voting rights of the MGT Capital Investments, Inc (formerly Medicsight, Inc) shares owned by Macniven and Cameron Equity Holdings Limited

(3)   Addresses for these directors and officers are care of the Company at Kensington Centre, 66 Hammersmith Road, London W14 8UD, United Kingdom.

* Less than 1%.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Asia IT Capital Investments Ltd (a related party)

On December 29, 2000, the Company acquired all of the issued and outstanding shares of HTTP Insights Limited (“Insights”). Asia IT Capital Investments Limited (“Asia IT”) was a shareholder in Insights as well as the Company at the time of the acquisition, and has provided a credit facility for up to $20,000,000. The credit facility expired on December 31, 2001, but has been extended to December 31, 2007. All advances under the credit facility accrue interest at 2% above US LIBOR. The Company is restricted from borrowing funds, directly or indirectly, other than through the credit facility, without the consent of Asia IT.

On November 20, 2001, Asia IT entered into a £10,000,000 ($19,600,000) credit facility with Medicsight PLC.  Such facility ceases on December 31, 2007 and is secured by a lien on all of the assets of Medicsight PLC.  Interest on outstanding amounts accrues at 2% above Sterling LIBOR.  Pursuant to such credit facility, Medicsight PLC had covenanted to undertake a public offering of its ordinary shares in an amount not less than £25,000,000 not later than March 2002.  Medicsight PLC did not complete such an offering and the facility nevertheless remains in place.

In addition, a director of Asia IT is a brother of Tim Paterson-Brown, a director of the Company since December 2003 and its chief executive officer since September 2004 and a director of Medicsight PLC since September 5, 2003. In addition to the loan facilities made available by Asia IT to the Company and Medicsight PLC, Asia IT received commissions on shares issued under private placements in both Fiscal 2006 and Fiscal 2005.

During Fiscal 2006 the Company used Asia IT to raise a gross amount of $34,096,000. Asia IT earned commissions of $3,404,000 which was partly settled by issuing 275,326 shares valued at £1.00 ($1.88) in Medicexchange PLC.

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

During the year ended December 31, 2006 , the Company placed monies on deposit with Asia IT. These monies earn interest at an annual rate of 5%. The funds are on call at any time. At December 31, 2006 the balance of monies on deposit with Asia IT was $5,993,000 which included $116,000 of interest income earned in the year ended December 31, 2006.

Purchase of Shares

In the year ended December 31, 2006, Allan Rowley (our Chief Financial Officer) purchased 15,000 ordinary shares in Medicexchange PLC for £15,000, which was received in full.

Director Independence

Our Board has undertaken a review of director independence.  Based on that review, our Board affirmatively determined that all of the Directors are independent under the standards set forth in the relevant American Stock Exchange and SEC rules and regulations, with the exception of Tim Paterson-Brown and Allan Rowley.  Mr. Paterson-Brown and Mr. Rowley cannot be deemed independent because they serve as the Company's chief executive officer and chief financial officer, respectively.

PART IV

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.	Fees billed by our principal accountant amounted to $96,000 in Fiscal 2006 and $87,000 in Fiscal 2005.

Audit Related Fees.	Fees billed by our principal accountant amounted to $0 in Fiscal 2006 and $0 in Fiscal 2005.

Tax Fees.	Fees billed by our principal accountant amounted to $0 in Fiscal 2006 and $0 in Fiscal 2005.

All Other Fees.	Fees billed by our principal accountant amounted to $0 in Fiscal 2006 and $0 in Fiscal 2005 concerning various matters.

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

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Financial Statements

The financial statements of the Company for the fiscal years covered by this Annual Report are located on pages F-1 to F-26 of this Annual Report.

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

(1)           Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 19, 2007.

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

MEDICSIGHT, INC.
March 28, 2007
	By:	/s/ TIM PATERSON-BROWN
Chief Executive Officer (Principal Executive Officer)
March 28, 2007
	By:	/s/ ALLAN ROWLEY
Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN FORSYTH	Director	March 28, 2007
Stephen Forsyth

/s/ TIM PATERSON-BROWN	Director	March 28, 2007
Tim Paterson-Brown

/s/ ALLAN ROWLEY	Director	March 28, 2007
Allan Rowley

/s/ NEAL WYMAN	Director	March 28, 2007
Neal Wyman

/s/ L. PETER FIELDING	Director	March 28, 2007
L. Peter Fielding

/s/ PETER VENTON	Director	March 28, 2007
Peter Venton

/s/ SIR CHRISTOPHER PAINE	Director	March 28, 2007
Sir Christopher Paine

/s/ ALLAN MILLER	Director	March 28, 2007
Allan Miller

MGT CAPITAL INVESTMENTS, INC. (FORMERLY MEDICSIGHT, INC.) AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005

Consolidated Statements of Operations for the years ended December 31, 2006, December 31, 2005 and December 31, 2004

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss) for the years ended December 31, 2006, December 31, 2005 and December 31, 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, December 31, 2005 and December 31, 2004

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

MGT Capital Investments, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of MGT Capital Investments, Inc., formerly Medicsight, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medicsight, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company changed its method of accounting for stock-based compensation upon the adoption of Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment.”

In connection with our audits of the financial statements referred to above, we audited Schedule II — Valuation and Qualifying Accounts.  In our opinion, the financial schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ Amper, Politziner & Mattia P.C.

March 28, 2007
Edison, New Jersey

MGT CAPITAL INVESTMENTS, INC. (FORMERLY MEDICSIGHT, INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND DECEMBER 31, 2005

($ in thousands, except share and per share amounts)

	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,757	$7,249
Cash held for common stock subscribed but unissued	—	4,000
Marketable securities	4,978	—
Other receivables	123	344
Prepaid expenses	115	213
Value-Added Tax receivable	333	61
Total current assets	25,306	11,867

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation of $768 and $1,542	683	252

INVESTMENTS, at cost	359	359

SECURITY DEPOSITS	921	808

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED	11,200	11,200

Total assets	38,469	$24,486

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,986	$1,172
Accounts payable — related party	—	1,151
Accrued expenses	1,385	404
Current portion of obligations under capital leases	7	19
Total current liabilities	3,378	2,746

Obligations under capital leases, net of current portion	—	6
Total liabilities	3,378	2,752

MINORITY INTEREST	21,710	—

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 40,000,000 shares authorized 38,900,383 and 36,392,883 shares issued and outstanding respectively	39	36
Additional paid-in capital	218,138	208,684
Common stock subscribed but unissued, net	—	3,600
Accumulated comprehensive income	853	128
Accumulated deficit	(205,649)	(190,714)
TOTAL STOCKHOLDERS’ EQUITY	13,381	21,734

Total liabilities and stockholders’ equity and minority interest	$38,469	$24,486

The accompanying notes are an integral part of these statements.

MGT CAPITAL INVESTMENTS, INC. (FORMERLY MEDICSIGHT, INC) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006, DECEMBER 31, 2005, AND DECEMBER 31, 2004

($ in thousands, except share and per share amounts)

	2006	2005	2004

REVENUES	$—	$—	$—

EXPENSES:
Selling, general and administrative	12,842	9,300	10,578
Research and development cost	2,870	2,363	2,972
Impairment of investments	—	—	70
	15,712	11,663	13,620

Operating loss	(15,712)	(11,663)	(13,620)

OTHER INCOME/(EXPENSE)
Interest and other income	300	67	130
Loss before Income tax benefit , Minority interest and Discontinued operations	(15,412)	(11,596)	(13,490)

Income tax benefit	—	858	—
Loss before Minority interest and Discontinued operations	(15,412)	(10,738)	(13,490)

Minority interest	477	—	605
Loss from continuing operations	(14,935)	(10,738)	(12,885)

Discontinued operations:
Loss from impairment of assets	—	(394)	(582)
Loss from operations of Lifesyne	—	(1,084)	(1,563)

Net loss	$(14,935)	$(12,216)	$(15,030)

PER SHARE DATA:
Net loss from continuing activities	$(0.39)	$(0.31)	$(0.42)
Net loss from discontinued activities	—	(0.05)	(0.07)

Basic and diluted loss per share	$(0.39)	$(0.36)	$(0.49)

Weighted average number of common shares outstanding	38,092,965	34,224,023	30,853,734

The accompanying notes are an integral part of these statements.

MGT CAPITAL INVESTMENTS, INC. (FORMERLY MEDICSIGHT, INC) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/(LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2004 TO DECEMBER 31, 2006

(in thousands)

			Additional	Shares	Accumulated		Total
	Common stock		Paid-In	to be	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Issued	Income (Loss)	Deficit	Equity

BALANCE, JANUARY 1, 2004	24,488	$24	$173,810	$—	$123	$(163,468)	$10,489

Common stock issued (net of commissions)	8,578	9	23,301	—	—	—	23,310

Minority Interest of Medicsight PLC shares issued to the Company in debt capitalisation	—	—	(459)	—	—	—	(459)

COMPREHENSIVE LOSS
Net loss for the year	—	—	—	—	—	(15,030)	(15,030)
Translation adjustment	—	—	—	—	155	—	155
Total comprehensive loss	—	—	—	—	155	(15,030)	(14,875)
BALANCE, DECEMBER 31, 2004	33,066	33	196,652	—	278	(178,498)	18,465

Common stock issued (net of commissions)	3,327	3	12,032	—	—	—	12,035

Common stock to be issued (net of commissions)	—	—	—	3,600	—	—	3,600

COMPREHENSIVE LOSS
Net loss for the year	—	—	—	—	—	(12,216)	(12,216)
Translation adjustment	—	—	—	—	(150)	—	(150)
Total comprehensive loss	—	—	—	—	(150)	(12,216)	(12,366)

BALANCE, DECEMBER 31, 2005	36,393	$36	$208,684	$3,600	$128	$(190,714)	$21,734

Common stock issued (net of commissions)	2,507	3	9,014	—	—	—	9,017

Common stock issued (net of commissions)	—	—	—	(3,600)	—	—	(3,600)

Stock- based compensation	—	—	440	—	—	—	440

COMPREHENSIVE LOSS
Net loss for the year	—	—	—	—	—	(14,935)	(14,935)
Translation adjustment	—	—	—	—	280	—	280
Unrealised gain on marketable securities	—	—	—	—	445	—	445
Total comprehensive loss	—	—	—	—	725	(14,935)	(14,210)

BALANCE, DECEMBER 31, 2006	38,900	$39	$218,138	$—	$853	$(205,649)	$13,381

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MGT CAPITAL INVESTMENTS, INC. (FORMERLY MEDICSIGHT, INC) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE YEARS ENDED

DECEMBER 31, 2006, DECEMBER 31, 2005, AND DECEMBER 31, 2004

($ thousands)

	December 31, 2006	December 31, 2005	December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,935)	$(12,216)	$(15,030)
Loss from discontinued operations	—	1,478	2,145
	(14,935)	(10,738)	(12,885)

Adjustments to reconcile net loss to net cash used in operating activities
Stock- based compensation expense	440	—	—
Minority interest in net losses of subsidiary	(477)	—	(605)
Depreciation	278	237	764
Impairment of investment	—	—	70
Impairment of property and equipment	—	—	386
Loss on disposal of fixed assets	13	219	—
(Increase)/decrease in assets
Accounts receivable	—	(34)	(2)
Prepaid expenses and other receivables	319	(235)	151
VAT receivable	(272)	584	(83)
Increase in minority’s interest in Medicsight PLC	—	—	(459)
Increase/(decrease) in liabilities
Accounts payable	814	124	(1,100)
Accounts payable – related party	(1,151)	1,151	—
Accrued expenses	981	(306)	134
Net cash used in operating activities	(13,990)	(8,998)	(13,629)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash held for common stock subscribed but unissued	4,000	(4,000)	—
Purchase of marketable securities	(4,533)	—	—
Proceeds from sale of fixed assets	—	300	—
Purchase of property and equipment	(722)	(131)	(434)
Proceeds from sale of Lifesyne	—	443	—
Net cash (used in)/provided by investing activities	(1,255)	(3,388)	(434)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(18)	(289)	(59)
(Decrease)/increase in bank overdraft	—	—	(196)
(Decrease)/increase in line of credit – related party	—	—	(2,880)
Proceeds from sale of common stock (net of commissions)	31,204	12,035	23,310
Proceeds from sale of common stock to be issued (net of commissions)	(3,600)	3,600	—
Net cash provided by financing activities	27,586	15,346	20,175

Cash flows of discontinued operations
Net cash used in operating activities	—	(1,078)	(1,486)
Net cash used in investing activities	—	—	—
Net cash used in financing activities	—	(44)	(13)
	—	(1,122)	(1,499)

Effects of exchange rates on cash and cash equivalents	167	135	(182)

NET CHANGE IN CASH & CASH EQUIVALENTS	12,508	1,973	4,431

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	7,249	5,276	845

CASH & CASH EQUIVALENTS, END OF YEAR	$19,757	$7,249	$5,276

SUPPLEMENTAL DISCLOSURES OF CASH PAID
Interest	$2	$5	$41

The accompanying notes are an integral part of these statements.

MGT CAPITAL INVESTMENTS, INC. (FORMERLY MEDICSIGHT, INC) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              Organization, basis of presentation and liquidity

MGT Capital Investments, Inc. (formerly Medicsight, Inc.), (along with its subsidiaries, the “Company”) is the successor consolidated entity formed by the reverse acquisition on December 22, 1999 by Fairfax Equity Limited (“Fairfax”) (now Medicsight Finance Limited) of Internet Holdings, Inc. a publicly–held company originally incorporated in Utah in 1977 under the name Trolley Enterprises, Inc. Fairfax, which was treated as the accounting acquirer in the transaction, was incorporated in the United Kingdom on October 18, 1999. Prior to its reverse acquisition by Fairfax, control of the former Internet Holdings, Inc., as well as its corporate name, had changed a number of times.  All prior operations had previously been discontinued and all related claims and counterclaims were settled, the last of which settlements occurred in November 1999.

The Company has three primary business objectives:

·                  To conceive, develop and commercialize innovative medical imaging applications derived from our core technology known as Medicsight CAD through Medicsight PLC (“Medicsight”);

·                  To establish a global online community for medical imaging professionals known as Medicexchange.com with a rich selection of specialist clinical content for registered users combined with a product marketplace where medical imaging vendors can sell their solutions online through Medicexchange PLC (“Medicexchange”).

·                  To continue to invest in the rapidly growing HGIT Sector.

During 2005 the Company initiated a plan of disposal of the Lifesyne business and was subsequently sold in November 2005 and its results are reflected as discontinued operations.

The Company has incurred significant operating losses since inception and has generated no revenues from continuing operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $205,649,000 at December 31, 2006. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities and borrowed funds. The Company is currently seeking additional funding and is actively developing the technology in order to bring it to market. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products the Company develops and markets will be accepted by consumers.

2.              Summary of significant accounting policies:

Principles of Consolidation

The financial statements include the accounts of our company and our majority owned subsidiaries. Our main operating subsidiaries are Medicsight PLC and Medicexchange PLC, both based in London (UK). The functional currencies of our subsidiaries are their local currencies.  All intercompany transactions and balances have been eliminated.  All foreign currency translation gains and losses arising on consolidation were recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation.   Minority Interest represents the minority equity investment in any of the MGT Capital Investments, Inc, (formerly Medicsight Inc.) group of companies, plus the minorities share of the net operating result.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash, cash equivalents and marketable securities, for which the current carrying amounts approximate fair market values.

Cash and cash equivalents

The Company considers investments with original maturities of three months or less to be cash equivalents.

Marketable Securities

The Company  invests some of its cash balances in short-term highly liquid available for sale marketable securities, which are carried in our balance sheet at fair value in accordance with Statement of Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities, with unrealized gains and losses reported in stockholders’ equity as a component of accumulated other comprehensive income (loss) - unless the Company concludes that unrealized losses represent an other-than-temporary impairment. In that circumstance, such losses would be reflected in the consolidated statements of operations. Realized gains and losses are included in interest income. Fair value is based upon quoted market prices for these or similar instruments.

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

Excess of purchase price over net assets acquired

Excess of purchase price over net assets acquired (“goodwill”) represents the excess of acquisition purchase price over the fair value of the net assets acquired. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” goodwill will be tested for impairment on an annual basis or whenever indicators of impairment arise. An impairment analysis was performed as of December 31, 2006 and 2005 and the Company concluded there was no impairment loss.

For Fiscal 2006 and Fiscal 2005, the Company had excess of purchase price over net assets acquired of $11,200,000.

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

Foreign currency translation

The accounts of the Company’s foreign subsidiaries are maintained using the local currency as the functional currency. For these subsidiaries, assets and liabilities are translated into US dollars at year-end exchange rates, and income and expense accounts are translated at average monthly exchange rates. Net gains and losses from foreign currency translation are excluded from operating results and are accumulated as a separate component of stockholders’ equity.

Gains and losses on foreign currency transactions are reflected in current operating results.

Revenue recognition

 Revenue will be recognized as services are performed, in accordance with the terms of the contractual arrangement, where persuasive evidence of an arrangement exists, the fee is fixed and determinable and collection is reasonably assured.

The Company’s revenues were derived from the Company’s discontinued Lifesyne scanning.

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

The Company concluded that no such expenditures needed to be capitalized because the Company did not incur any material software production costs and all such costs incurred represent research and development costs. The Company’s research and development costs are comprised of staff cost, consultancy costs and expensed research and development software costs expensed on the Medicsight CAD system.

During the twelve months ended December 31, 2006, December 31, 2005 and December 31, 2004, the Company expended $2,870,000, $2,363,000, and $2,972,000, respectively, for research and development expenses for Medicsight CAD and its products. We cannot predict the amount of additional expenditures that will be necessary prior to achieving commercialization of our products.

Income taxes

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

Loss per share

Basic loss per share is calculated by dividing net loss attributable to the ordinary shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing the net loss attributable to the ordinary shareholders by the sum of the weighted average number of common shares outstanding and the diluted potential ordinary shares.

The computation of diluted loss per share excludes all options because they are antidilutive. For the year ended December 31, 2006 there were 5,040,000 options excluded with an average exercise price of $1.79. For the year ended December 31, 2005, there were 4,146,200 excluded options outstanding with a weighted average exercise price of $1.96 per share. For the year ended December 31, 2004, there were 1,975,250 excluded options outstanding with a weighted average exercise price of $1.96 per share.

Comprehensive loss

Comprehensive income as defined by SFAS No. 130, “Reporting Comprehensive Income,” includes net income and items defined as other comprehensive income. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities, be separately classified in the financial statements. Such items are reported in the consolidated statements of stockholders’ equity as comprehensive income.

Segment reporting

The Company follows the provisions of SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information”. The approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers.

Stock options

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment SFAS 123(R), which requires that compensation cost relating to share-based payment transaction be recognized as an expense in the financial statements, and that measurement of that cost be based on the estimated fair value of the equity or liability instrument issued.  Under SFAS No. 123(R), the pro-forma disclosures previously permitted under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) are no longer an alternative to financial statement recognition. SFAS No 123(R) also requires that forfeitures be estimated and recorded over the vesting period of the instrument.

 Prior to January 1, 2006, as permitted by SFAS No. 123, the Company accounted for share-based payments to employees using the intrinsic value method under the recognition and measurement principles of Accounts Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. Under this method, compensation cost is measured as the amount by which the market price of the underlying stock exceed the exercise price of the stock option at the date at which both the number of options granted and the exercise price are known.  As previously permitted by SFAS No. 123, the Company had elected to apply the intrinsic-value-based method of accounting under APB No. 25 described above, and adopted only the disclosure requirements of SFAS No 123 which were similar in most respects to SFAS No. 123(R), with the exception of option forfeitures, which, under SFAS No. 123, had been accounted for as they occurred.

The Company has adopted SFAS No 123(R) using the modified prospective method which requires that share-based expense recognized includes: (a) share-based expense for all awards granted prior to, but not yet vested, as of the adoption date; and (b) share-based expense for all award granted subsequent to the adoption date.  Since the modified prospective method is being used, there is no cumulative effect adjustment upon the adoption of SFAS No 123(R), and the Company’s December 31, 2005 financial statement do not reflect any restated amounts.

The Company uses the same valuation methodologies and assumptions in estimating the fair value of the options under both SFAS No 123(R) and the pro forma disclosures under SFAS No. 123.

Had share-based expense for the Company’s stock option plans been determined based on a calculated fair value using the Black-Scholes model at the grant date, the Company’s net loss would have been impacted as follows for the year ended December 31, 2005 (in thousands):

Net loss as reported	$(12,216)
Stock-based compensation determined under the fair value based method	(645)
Net loss, pro forma	$(12,861)

The pro forma effect of applying SFAS No 123(R) may not be representative of the effect on reported net income in future years because options over several years and varying amounts may be made each year.

Recent accounting pronouncements

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. The cumulative effect of the change in accounting principle must be recorded as an adjustment to opening retained earnings. The Company has completed its initial evaluation of the impact of the January 1, 2007 adoption of FIN No. 48 and determined that such adoption is not expected to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting standards that require or permit fair value measurements. Accordingly, it does not require any new fair value measurement. SFAS No. 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact the adoption of SFAS No. 157 will have on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact the adoption of SFAS No.159 will have on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin “SAB” 108 regarding the process of quantifying financial statement misstatements. The provisions of this statement will be effective for the year ended December 31, 2006. The impact on the financial statements for 2006 is immaterial.

3.              Discontinued Activities (Lifesyne)

During the third quarter of 2005 a plan was initiated for the disposal of the Lifesyne business.  In accordance with SFAS No. 144 “Accounting for Impairment or disposal of Long-Lived Assets” Lifesyne has been accounted for as a discontinued operation.  Accordingly, our financial statements have been restated to reflect the Lifesyne Segment as a discontinued operation in our consolidated statements of operations and cash flows for all periods presented.  Statement of operations information presented in the notes to consolidated financial statements has been restated to reflect continuing operations for all periods presented.

On November 10, 2005 Lifesyne was sold to an independent third party for approximately $450,000. On August 18, 2005, Medicsight PLC entered into an option agreement with the purchaser to acquire Lifesyne for a non-refundable deposit of approximately $90,000 as the purchaser needed further time to arrange the financing for the acquisition. This deposit constituted part of the sale proceeds on completion of the acquisition. At that time the net assets of Lifesyne totaled approximately $844,000 leading to an impairment loss of approximately $394,000.

For Fiscal 2004, the Company recorded impairment of $582,000 against property and equipment related to the discontinued Lifesyne operations.

Revenues and operating losses for Lifesyne for years ended December 31 (in thousands):

	2006	2005	2004

Revenues	$—	$427	$538
Operating losses	$—	$1,084	$1,563
Loss from impairment of assets	$—	$394	$582

4.              Marketable Securities

In the year ended December 31,2006 the Company invested in marketable securities, which at December 31, 2006 were as follows ( in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Amount

Available for sale
Marketable equity securities	$4,533	$445	$—	$4,978	$4,978
Trading				$4,978	$4,978

The Company did not invest in any marketable securities for the years ended December 31, 2005 or 2004.

The increase in net unrealized holding gains on available for-sale securities in the amount of $455,000 was charged to stockholders’ equity for the years ended December 31, 2006.

5.              Investments

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

At December 31, 2006 and 2005, the Company held a 6% (588,236 shares) investment in Eurindia PLC.  The carrying value of this investment was $359,000 at December 31, 2006 and 2005.  A valuation report from September 2006 identified that the Company’s investment was worth $841,000.  We have not recognized any of this gain.  In February 2007, we received a dividend of $206,000 from Eurindia PLC.

6.              Property and equipment

Property and equipment consist of the following as of December 31 (in thousands):

	2006	2005

Computer hardware and software	$1,053	$848
Leasehold improvements	187	—
Furniture and fixtures	137	881
Motor vehicles	74	65

	1,451	1,794
Less: Accumulated depreciation	(768)	(1,542)
	$683	$252

7.              Line of Credit – related party

On December 15, 2000, the Company entered into an unsecured credit facility with Asia IT Capital Investments Limited (“Asia IT”), a related party – see Note 15, which provides a $20,000,000 line of credit. Such line of credit originally expired on December 31, 2001, but has been extended until December 31, 2007. Interest on advances under the credit facility accrues at 2% above US LIBOR. At December 31, 2006 US LIBOR was 5.3%. The Company can draw down on this credit facility for its financing requirements, upon approval by the Company’s Board of Directors and subject to approval by Asia IT (such approval not to be unreasonably withheld). The Company is restricted from borrowing funds, directly or indirectly, other than through the credit facility with Asia IT, without the consent of Asia IT. The availability of the credit facility reduces upon the Company’s sale of any of its investment assets.

On November 20, 2001, Asia IT entered into a £10,000,000 ($19,600,000) credit facility with Medicsight PLC.  Such facility ceases on December 31, 2007 and is secured by a lien on all of the assets of Medicsight PLC.  Interest on outstanding amounts accrues at 2% above Sterling LIBOR.  Pursuant to such credit facility, Medicsight PLC had covenanted to undertake a public offering of its ordinary shares in an amount not less than £25,000,000 not later than March 2002.  Medicsight PLC did not complete such an offering and the facility nevertheless remains in place.

At the years ended December 31, 2006 and 2005 the Company had no drawings under the $20,000,000 facility with Asia IT, and Medicsight PLC had no drawings under its £10,000,000 ($19,600,000) facility with Asia IT.

8.              Accrued expenses

Accrued expenses consists of the following amounts at December 31 (in thousands):

	2006	2005

Audit, tax and legal	$233	$123
Suppliers with deferred payment terms (not yet invoiced)	528	—
Rent, rates and property related	479	—
Other	145	281

Total Accruals	$1,385	$404

9.              Capital leases

The assets under capital leases, which are included in property and equipment, are as follows (in thousands):

	2006	2005

Motor vehicles	$74	$65
Less: Accumulated depreciation	(54)	(35)
	$20	$30

The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments, as of December 31, 2006 (in thousands):

Total minimum lease payments	$8
Less amount representing interest	(1)
Present value of net minimum lease payments	7
Less current maturities	(7)
Long-term maturities	$—

Interest was charged at rate of 8.69%.

10.       Stockholders’ Equity and Minority Interest

During the year ended December 31, 2006 we raised $10,030,000 (gross before commissions) by issuing 2,507,500 restricted shares of our common stock.  We incurred commission of $1,003,000 to Asia IT Capital Investments Limited (a related party) raising a net amount of $9,027,000.

During the year ended December 31, 2005 we raised $12,035,000 (net of commission and expenses) by issuing 3,327,000 restricted shares of common stock in a private placement.

Medicexchange PLC

On July 10, 2006 we incorporated Medicexchange PLC with a 10% (approximately $10,000) minority shareholder.  We subsequently raised £5,508,000 ($10,314,000) (gross before commissions) by issuing 5,507,511 ordinary shares of Medicexchange PLC.  We paid commission of £275,000 ($516,000) and issued 275,326 ordinary shares to Asia IT Capital Investments Limited (a related party), raising a net cash amount of £5,232,000 ($9,798,000).  At December 31, 2006 the Company owned 22,500,000 ordinary shares in Medicexchange PLC, constituting 73.1% of the outstanding shares.

Medicsight PLC

During the year ended December 31, 2006 we raised £7,000,000 ($13,752,000) (gross before commissions) by issuing 14,000,000 ordinary shares of Medicsight PLC (one of our UK subsidiary companies).  We paid commission of £700,000 ($1,367,000) to Asia IT Capital Investments Limited (a related party) and we paid legal fees of $6,000, raising a net cash amount of £6,297,000 ($12,379,000).  At December 31, 2006 the Company owned 96,677,300 ordinary shares in Medicsight PLC, constituting 76.5% of the outstanding shares.

Minority Interest

The Company has minority investors in both Medicexchange and Medicsight PLC as follows (in thousands):

	Medicexchange	Medicsight	Total

Minority Interest at January 1, 2006	$—	$—	$—
Medicexchange PLC - incorporation	10	—	10
Additional funding in 2006	9,798	12,379	22,177
Total minority equity investment	9,808	12,379	22,187
Less – minority share of operating losses	(457)	(20)	(477)
Minority Interest at December 31, 2006	$9,351	$12,359	$21,710

11.       Comprehensive losses

Comprehensive losses for the years ended December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005	2004

Net loss as reported	$(14,935)	$(12,216)	$(15,030)
Unrealized foreign exchange gain (loss)	280	(150)	155
Unrealized gain on marketable securities	445	—
Comprehensive loss	$(14,210)	$(12,366)	$(14,875)

The accumulated balances related to each component of other comprehensive losses were as follows ( in thousands):

	Foreign Currency Translation	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Loss
Balance at December 31, 2004	$278	$—	$278
Other comprehensive gain (loss)	(150)	—	(150)
Balance at December 31, 2005	128	—	128
Other comprehensive gain (loss)	280	445	725
Balance at December 31, 2006	$408	$445	$853

12.       Stock option plans

We have four Stock Option Plans in Medicsight PLC (one of our UK subsidiary companies).  The shares in this company are not publicly traded.

Plan A

On February 26, 2003 we approved stock option plan “A”  and in the period ended June 30, 2005 granted options for 2,971,000 shares to employees. At December 31, 2006 there were 922,000 options outstanding and 100% of the options issued were exercisable.

Plan B

Between July 1, 2003 and March 31, 2005 we granted options for 3,420,500 shares under stock option plan “B”. Subsequently on August 15, 2005, we approved the stock option plan “B”. At December 31, 2006 there were 1,443,000 options outstanding and 1,279,000 of the options issued were exercisable.

Plan C

Between April 1, 2005 and June 30, 2006 we granted options for 515,000 shares under the stock option plan “C”. On August 15, 2005, we approved stock option plan “C”. At December 31, 2006 there were 345,000 options outstanding and 53,334 of the options issued were exercisable.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from date of grant.

Plan D

On July 13, 2006 we approved stock option plan “D” and granted options for 1,375,000 shares under this plan.  At December 31, 2006 there were 1,375,000 options outstanding and none of the options issued were exercisable.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant.

We have one Stock Option Plan in Medicexchange PLC (one of our UK subsidiary companies).  The shares in this company are not publicly traded.

Plan A

On July 13, 2006 we approved Medicexchange PLC stock option plan “A” and granted options for 950,000 shares under this plan.  At December 31, 2006 there were 950,000 options outstanding and none of the options issued were exercisable.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant.

The following weighted average assumptions were used to estimate the fair value of stock options granted in the years ended December 31.

	2006	2005
Dividend yield	nil	nil
Expected volatility	60.0%	65.0%
Risk-free interest rate	4.75%	1 year
Expect life of options	4 years	1 year
Weighted average fair value of options granted	£0.41 ($0.81)	£0.47 ($0.92)

The assumptions above are based on multiple factors including 10 year United Kingdom treasury bonds for the risk-free rate at the time of grant, expected future exercising patterns (we cannot base the estimate on the historical exercise patterns as no options have been exercised) and the volatility of the Company’s own stock price.

The assumptions used in the Black-Scholes option valuation model are highly subjective, and can materially affect the resulting valuation.

The following table summarizes stock option activity for three years ended December 31, 2006, 2005 and 2004 under all option plans:

	Outstanding		Exercisable
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Outstanding at December 31, 2004	1,975,250	£1.00 ($1.96)	1,094,250	£1.00 ($1.96)

Granted	3,630,500	£1.00 ($1.96)
Exercised	-	£1.00 ($1.96)
Forfeited	(1,459,550)	£1.00 ($1.96)

Outstanding at December 31, 2005	4,146,200	£1.00 ($1.96)	3,362,850	£1.00 ($1.96)

Granted	2,610,000	£1.05 ($2.06)
Exercised	-	-
Forfeited	(1,716,200)	£1.00 ($1.96)

Outstanding at December 31, 2006	5,040,000	£0.91 ($1.79)	2,256,200	£1.00 ($1.96)

The following is a summary of the status of the stock option outstanding at December 31, 2006:

	Outstanding Options			Exercisable Options
	Number	Contractual Life (years)	Exercise Price	Number	Exercise price

Medicsight Plan A	922,000	6.3	£1.00 ($1.96)	922,000	£1.00 ($1.96)
Medicsight Plan B	1,443,000	7.7	£1.00 ($1.96)	1,279,200	£1.00 ($1.96)
Medicsight Plan C	350,000	8.4	£1.00 ($1.96)	55,000	£1.00 ($1.96)
Medicsight Plan D	1,375,000	9.5	£1.10 ($2.16)	—	£1.10 ($2.16)
Medicexchange Plan A	950,000	9.5	£0.40 ($0.78)	—	£0.40 ($0.78)

The Company has recorded the following amounts related to its share-based expenses in the accompanying Statement of Operations in the year ended December 31, 2006:

2006

Selling, general and administrative	$405
Research and development	35
Total	$440

No compensation costs were capitalized.

The aggregate intrinsic value for options outstanding and exercisable at December 31, 2006 was approximately $4,420,000.

The average grant date fair value of options was £0.41 ($0.81) and £0.47 ($0.92) for options granted during the years ended December 31, 2006 and December 31, 2005 respectively.

A summary of nonvested options at December 31, 2006 and change during the year ended December 31, 2006 is presented below:

	Options	Weighted Average Grant Date Fair Value

Nonvested options at January 1, 2006	783,350	£0.41 ($0.81)
Granted	2,610,000	£0.41 ($0.81)
Vested	(444,550)	£0.39 ($0.77)
Forfeited	(165,000)	£0.47 ($0.92)
Nonvested options at December 31, 2006	2,783,800	£0.41 ($0.81)

As of December 31, 2006 there was $2,125,000 of total unrecognized compensation cost related to nonvested share based compensation arrangement granted under the option plans. That cost is expected to be recognized over a weighted average period of 3.7 years.

13.       Income Taxes

The income tax provision is summarized as follows for the years ended December 31 (in thousands):

	2006	2005	2004
Current
Federal	$0	$0	$0
State and local	0	0	0
Foreign	0	0	0
Deferred	0	0	0

Total income tax provision (benefit)	$0	$0	$0

Significant components of deferred tax assets were as follows as of December 31 (in thousands):

Deferred Tax Assets	2006	2005

Tax loss carry-forward	$19,460	$16,460
Capital loss carry forward	45,230	45,230
Property and plant depreciation methods	35	35
Total	64,725	61,725
Valuation Allowance	(64,725)	(61,725)
Net deferred tax asset	$—	$—

The Company has net operating loss carry-forwards for United States tax purposes to offset future taxable income of $4,794,000 expiring through 2018. As it is not more likely than not that the resulting deferred tax benefits will be realized, a full valuation allowance has been recognized for such deferred tax assets. The utilization of net operating loss carry forwards may be significantly limited under the Internal Revenue Code as a result of ownership changes due to the Company’s stock and other equity offerings.

Under United Kingdom taxation, Medicsight PLC has $63,342,000 of net operating loss carry-forwards to offset future taxable income. As it is not more likely than not that the resulting deferred tax benefits will be realized, a full valuation allowance has been recognized for such deferred tax assets.

The provision for income tax differs from the amount computed by applying the statutory federal income tax rate to income before the provision for income taxes. The sources and tax effects of the differences are as follows for the year ended December 31:

	2006	2005	2004

Income taxes at the federal statutory rates	(35)%	(35)%	(35)%
Change in valuation allowance	1	1	1
Foreign operations	34	34	34
Effective rate of income tax	0%	0%	0%

The Company has net capital losses to be carried forward of $129,229,000 to offset against future capital gains expiring in years 2007 through 2009.

The receipt of $858,000 relates to a tax credit paid by the United Kingdom taxation authorities in the second quarter of Fiscal 2005 under its R&D tax relief scheme for small and medium enterprises to Medicsight PLC. The basis for the R&D relief is to encourage the development of new technologies and is only applicable to the research and development of a new technology and not a product.

The receipt represented the tax credit received for expenditures incurred between November 2001 and December 2003. The Company did not accrue for any potential tax credit for Fiscal 2004 as it has determined that the completion date of the new technology occurred at the end of Fiscal 2003 and therefore no application for Fiscal 2004 will be made.

14.       Operating leases, commitments and security deposit

On August 25, 2006 we executed a 10 year agreement with Pirbright Holdings Limited, to lease 8,787 square feet of office space at the Kensington Centre, 66 Hammersmith Road, London W14 8UD, UK, and simultaneously vacated our previous corporate office (46 Berkeley Square, London W1J 5AT, United Kingdom).

Under this new lease agreement our UK property rent, services and related costs will be approximately £330,000 ($647,000) per annum, paid quarterly in advance.  We have the right to terminate this agreement on the expiry of the fifth year of the lease.  Our annual rent is subject to upward only review on August 24, 2011.

We have two 10-month rent-free periods: the first commencing August 25, 2006; the second commencing August 25, 2011.  We have accounted for this lease as an Operating Lease, and have accounted for the lease rental expenses on a straight line basis over the period of the lease.  We had a balance of $131,000 of deferred rent included in accrued expenses at December 31, 2006.

We have satellite offices in New York, Tokyo (Japan) and Beijing (China) — all of which are on 2 year rental agreements.  At December 31, 2006 we have paid in total $68,000 in deposit for these office rentals.

The following is a schedule of the future minimum rental payments required under operating leases that have initial or remaining non cancellable terms in excess of one year (in thousands):

Year Ending
2007	480
2008	649
2009	475
2010	448
2011	178
Later Years	1,865
Total	$4,095

Total rent expense was $1,056,000, $969,000 and $1,101,000 for the years ended December 31, 2006, 2005 and 2004 respectively.

15.       Segmental reporting

                Under SFAS no. 131, Disclosures about segments of an Enterprise and Related Information, operating segments are defined as components of an enterprise about which separate financial information is available that is  evaluated regularly by the chief operating decision maker, or decision making group in deciding how to  allocate resources and in assessing performance. Our chief operating decision making group is composed of the chief executive officer and members of senior management. The Company’s reportable operating segments are Medicsight and Medicexchange.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate  performance of our operating segments based on revenue and operating income (loss). Segments information for 2006, 2005 and 2004 are as follows (in thousands):

	Medicsight	Medicexchange	Corporate and Other	Total
2006

Net revenue to external customers	$—	$—	$—	$—
Operating income (loss)	(9,517)	(5,657)	(538)	(15,712)
Depreciation and amortization	251	27	—	278
Stock based compensation	440	—	—	440
Assets	13,495	7,366	17,607	38,469
Expenditure for property plant and equipment	$192	$456	$74	$722

2005

Net revenue to external customers	$—	$—	$—	$—
Operating income (loss)	(11,426)	—	(237)	(11,663)
Depreciation and amortization	431	—	—	431
Stock based compensation	—	—	—	—
Assets	8,777	—	15,709	24,486
Expenditure for property plant and equipment	$131	$—	$—	$131

2004

Net revenue to external customers	$—	$—	$—	$—
Operating income (loss)	(16,528)	—	925	(15,603)
Depreciation and amortization	779	—	—	779
Stock based compensation	—	—	—	—
Assets	9,613	—	14,812	20,355
Expenditure for property plant and equipment	$434	$—	$—	$434

The Company’s main operations and fixed assets are in the UK.

16.       Concentrations

The Company maintains its cash and cash equivalents at major financial institutions in the United Kingdom.  Cash held in foreign institutions amounted to $19,757,000 and $6,933,000 at December 31, 2006 and 2005, respectively.  The Company periodically evaluates the relative credit standing of financial institutions considered in its cash investment strategy.

17.       Related Party Transactions

Asia IT Capital Investments Ltd (a related party)

On December 29, 2000, the Company acquired all of the issued and outstanding shares of HTTP Insights Limited (“Insights”). Asia IT Capital Investments Limited (“Asia IT”) was a shareholder in Insights as well as the Company at the time of the acquisition, and has provided a credit facility for up to $20,000,000. The credit facility expired on December 31, 2001, but has been extended to December 31, 2007. All advances under the credit facility accrue interest at 2% above US LIBOR. The Company is restricted from borrowing funds, directly or indirectly, other than through the credit facility, without the consent of Asia IT.

On November 20, 2001, Asia IT entered into a £10,000,000 ($19,600,000) credit facility with Medicsight PLC.  Such facility ceases on December 31, 2007 and is secured by a lien on all of the assets of Medicsight PLC.  Interest on outstanding amounts accrues at 2% above Sterling LIBOR.  Pursuant to such credit facility, Medicsight PLC had covenanted to undertake a public offering of its ordinary shares in an amount not less than £25,000,000 not later than March 2002.  Medicsight PLC did not complete such an offering and the facility nevertheless remains in place.

In addition, a director of Asia IT is a brother of Tim Paterson Brown, a director of the Company since December 2003 and its chief executive officer since September 2004 and a director of Medicsight PLC since September 5, 2003. In addition to the loan facilities made available by Asia IT to the Company and Medicsight PLC, Asia IT received commissions on shares issued under private placements in both Fiscal 2006 and Fiscal 2005.

During Fiscal 2006 the Company used Asia IT to raise a gross amount of $34,096,000. Asia IT earned commissions of $3,404,000 which was partly settled by issuing 275,326 shares valued at £1.00 ($1.88) in Medicexchange PLC.

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

During the year ended December 31, 2006 , the Company placed monies on deposit with Asia IT. These monies earn interest at an annual rate of 5%. The funds are on call at any time. At December 31, 2006 the balance of monies on deposit with Asia IT was $5,993,000 which included $116,000 of interest income earned in the year ended December 31, 2006.

Purchase of Shares

In the year ended December 31, 2006, Allan Rowley (our Chief Financial Officer) purchased 15,000 ordinary shares in Medicexchange PLC for £15,000, which was received in full.

18.       Quarterly Financial Data (unaudited)

The tables below summarize the Company’s unaudited quarterly operating results for Fiscal 2006 and 2005. Discontinued operations relate to Lifesyne activites (in thousands, except per share data):

THREE MONTHS ENDED

		March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006

Revenues	- continuing	$—	$—	$—	$—
	- discontinued	—	—	—	—

Loss	- continuing	(3,030)	(4,001)	(3,907)	(3,997)
Loss	- discontinued	—	—	—	—

Net loss		$(3,030)	$(4,001)	$(3,097)	$(3,997)

Basic and diluted loss per share
Continuing operations		(0.08)	(0.11)	(0.10)	(0.10)
Discontinued operations		(0.00)	(0.00)	(0.00)	(0.00)

Net loss		$(0.08)	$(0.11)	$(0.10)	$(0.10)

THREE MONTHS ENDED

		March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005

Revenues	- continuing	$—	$—	$—	$—
	- discontinued	151	131	113	32

Loss	- continuing	(2,848)	(1,999)	(2,968)	(2,923)
Loss	- discontinued	(246)	(365)	(684)	(183)

Net loss		$(3,094)	$(2,364)	$(3,652)	$(3,106)

Basic and diluted loss per share
Continuing operations		(0.09)	(0.06)	(0.09)	(0.08)
Discontinued operations		(0.00)	(0.01)	(0.02)	(0.01)

Net loss		$(0.09)	$(0.07)	$(0.11)	$(0.09)

Schedule II

MGT Capital Investments, Inc. (Formerly Medicsight, Inc.)

Valuation and Qualifying Accounts

($000’s)

	Balance at
	Beginning			Balance at
Deferred Tax Valuation Allowance	of year	Additions	Write-offs	end of year

2004	46,346	13,149	—	59,495
2005	59,495	2,230	—	61,725
2006	61,725	3,000	—	64,725

The deferred tax valuation allowance applies to both operating loss carry-forwards and capital losses incurred by the Company.