Form 10-Q
period 2007-03-31
MGT CAPITAL INVESTMENTS INC
filed 2007-05-04
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-26886

MGT CAPITAL INVESTMENTS, INC.

(formerly Medicsight Inc.)

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
  Yes   ☐    No  ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 2, 2007 was 38,900,383.

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of MGT Capital Investments, Inc and its consolidated subsidiaries (the “Company”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the rate of market development and acceptance of medical imaging technology; the execution of restructuring plans; any statement concerning developments, performance or industry rankings relating to products or services; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the performance of contracts by suppliers, customers and partners; employee management issues; the difficulty of aligning expense levels with revenue changes; and other risks that are described herein, including but not limited to the specific risks areas discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this report, and that are otherwise described from time to time in the Company’s Securities and Exchange Commission reports filed after this report. The Company assumes no obligation and does not intend to update these forward-looking statements.

The Company’s main operating currency is UK sterling (£).

MGT CAPITAL INVESTMENTS, INC.  (FORMERLY MEDICSIGHT, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31 2007	December 31 2006
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,404	$19,757
Marketable securities	5,348	4,978
Other receivables	190	123
Prepaid expenses	236	115
Value added tax receivable	138	333
Total current assets	21,316	25,306

PROPERTY EQUIPMENT, at cost, net of accumulated depreciation of $792 and $768, respectively	847	683
INVESTMENTS, at cost	359	359
SECURITY DEPOSITS	950	921
GOODWILL	11,200	11,200

Total assets	$34,672	$38,469

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,103	$1,986
Accrued expenses	1,726	1,385
Current portion of obligations under capital leases	—	7
Total current liabilities	2,829	3,378

MINORITY INTEREST	21,217	21,710

Commitments and contingencies

STOCKHOLDERS’ EQUITY:

Common stock, $0.001 par value, 75,000,000 and 40,000,000 shares authorized, respectively; 38,900,383 shares issued and outstanding	39	39
Share premium	218,513	218,138
Accumulated comprehensive income	930	853
Accumulated deficit	(208,856)	(205,649)
TOTAL STOCKHOLDERS’ EQUITY	10,626	13,381

Total stockholders’ equity and liabilities	$34,672	$38,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC.  (FORMERLY MEDICSIGHT, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2007	2006

REVENUES	$—	$—

EXPENSES:
Selling, general and administrative expenses	3,457	2,468
Research and development cost	546	627
	4,003	3,095

Operating loss	(4,003)	(3,095)

OTHER INCOME:
Interest and other income	273	65

Net loss before income taxes and minority interest	(3,730)	(3,030)

Minority Interest	523	—

Net loss	$(3,207)	$(3,030)

PER SHARE DATA:

Basic and diluted loss per share	$(0.08)	$(0.08)

Weighted average number of common shares outstanding	38,900,383	37,291,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC.  (FORMERLY MEDICSIGHT, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,207)	$(3,030)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss attributable to minority interest	(523)	—
Stock based compensation expense	375	96
Depreciation	120	61
Loss on disposal of fixed assets	6	—
(Increase)/decrease in assests
Prepaid expenses and other current assets	(188)	24
VAT receivable	195	(56)
Increase/(decrease) in liabilities
Accounts payable	(883)	(408)
Accounts payable — related parties	—	(1,151)
Accrued expenses	341	(168)
Net cash used in operating activities	(3,764)	(4,632)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash held for common stock subscribed but unissued	—	4,000
Purchase of marketable securities	(350)	—
Purchase of fixed assets	(290)	(88)
Net cash (used in) provided by investing activities	(640)	3,912

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital lease obligations	(7)	(5)
Proceeds from sale of common stock in subsidiary (net of commissions)	30	990
Net cash provided by financing activities	23	985

Effects of exchange rates on cash and cash equivalents	28	(150)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,353)	115

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	19,757	7,249

CASH AND CASH EQUIVALENTS — END OF PERIOD	$15,404	$7,364

SUPLEMENTAL DISCLOSURES OF CASH RECEIVED
Interest received	56	1

The accompanying notes are an integral part of these condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC.  (FORMERLY MEDICSIGHT, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Summary of Significant Accounting Policies

As of March 31, 2007, there have been no material changes to any of our significant accounting policies, except that we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2007.

Comprehensive Income (Loss)

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

	Three Months ended March 31,
	2007	2006

Net loss as reported	$(3,207)	$(3,030)
Unrealized foreign exchange gain (loss)	57	209
Unrealized gain on marketable securities	20	—
Comprehensive loss	$(3,130)	$(3,239)

Recent accounting pronouncements

The company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements.  Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2007.

2. Lease Commitments and Security Deposit

On August 25, 2006, we executed a 10 year agreement with Pirbright Holdings Limited, to lease 8,787 square feet of office space at the Kensington Centre, 66 Hammersmith Road, London W14 8UD, UK, and simultaneously vacated our previous corporate office (46 Berkeley Square, London W1J 5AT, UK).

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

The following is a schedule of the future minimum rental payments required under operating leases that have initial or remaining non cancellable terms in excess of one year (in thousands):

Year Ending December 31,
2007	$451
2008	649
2009	475
2010	448
2011	178
Later Years	1,865
Total Minimum	$4,066

3. Marketable securities

In the period ended March 31, 2007 the Company invested in marketable securities, which at March 31, 2007 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Amount
Available for sale
Marketable equity securities at December 31, 2006	$4,533	$445	$—	$4,978	$4,978
Marketable equity securities at March 31, 2007	4,883	465	—	5,348	5,348

The increase in net unrealized holding gains on available-for-sale securities in the amount of $20,000 was charged to accumulated other comprehensive income.

 4. Segment reporting

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the period ended March, 31 2007 and 2006 is as follows (in thousands):

	Medicsight	Medicexchange	Corporate and Other	Total
Three months March 31, 2007
Net revenue to external customers	$—	$—	$—	$—
Operating loss	(2,792)	(996)	(215)	(4,003)
Assets	10,736	6,326	17,610	34,672

Three months March 31, 2006
Net revenue to external customers	$—	$—	$—	$—
Operating loss	(1,903)	(1,041)	(151)	(3,095)
Assets	8,261	311	12,034	20,606

The Company’s main operations and fixed assets are in the UK.

5. Stock-Based Compensation

We have five Stock Option Plans in Medicsight PLC (one of our UK subsidiary companies).  The shares in these companies are not publicly traded.

Plan A

On February 26, 2003 we approved stock option plan “A” and in the period ended June 30, 2005 granted options for 2,971,000 shares to employees. At March 31, 2007 there were 888,000 options outstanding and 100% of the options issued were exercisable.

Plan B

Between July 1, 2003 and March 31, 2005 we granted options for 3,420,500 shares under stock option plan “B”. Subsequently on August 15, 2005, we approved the stock option plan “B”. At March 31, 2007 there were 917,000 options outstanding and 911,000 of the options issued were exercisable.

Plan C

Between April 1, 2005 and June 30, 2006 we granted options for 515,000 shares under the stock option plan “C”. On August 15, 2005, we approved stock option plan “C”. At March 31, 2007 there were 265,000 options outstanding and 55,000 of the options issued were exercisable.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from date of grant.

Plan D

On July 13, 2006 we approved stock option plan “D” and granted options for 1,375,000 shares under this plan.  At March 31, 2007 there were 1,375,000 options outstanding and none of the options issued were exercisable.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant.

Plan E

On February 22, 2007 we approved and subsequently granted options for 5,900,000 shares under stock option plan “E”.  As at March 31, 2007 there were 5,900,000 options outstanding, and none of the options issued were exercisable.   Options under this plan vest in equal one thirds after employees have been employed for 12, 24 and 36 months from the grant date.

We have one Stock Option Plan in Medicexchange PLC (one of our UK subsidiary companies).  The shares in this company are not publicly traded.

Plan A

On July 13, 2006 we approved Medicexchange PLC stock option plan “A” and granted options for 950,000 shares under this plan.  At March 31, 2007 there were 800,000 options outstanding and none of the options issued were exercisable.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant.

The following weighted average assumptions were used to estimate the fair value assumptions.

For all periods shown

Dividend yield	0.0%
Expected volatility	60% — 65%
Risk-free rate	4.65% — 5.25%
Expected life of options	Up to 4 years
Weighted-average grant-date fair value	£0.31 ($0.61)

The assumptions above are based on multiple factors including United Kingdom treasury bonds for the risk-free rate at the time of grant, expected future exercising patterns (we cannot base the estimate on the historical exercise patterns as no options have been exercised) and the volatility of the Company’s own stock price.

The assumptions used in the Black-Scholes option valuation model are highly subjective, and can materially affect the resulting valuation.

The following table summarizes stock option activity for the three month period ended March 31, 2007 and the year ended December 31, 2006 under all option plans:

	Outstanding		Exercisable
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Outstanding at December 31, 2005	4,146,200	£1.00 ($1.96)	3,362,850	£1.00 ($1.96)

Granted	2,610,000	£1.05 ($2.06)
Exercised	—	—
Forfeited	(1,716,200)	£1.00 ($1.96)

Outstanding at December 31, 2006	5,040,000	£0.91 ($1.79)	2,256,200	£1.00 ($1.96)

Granted	5,900,000	£0.50 ($0.98)
Exercised	—	—
Forfeited	(795,000)	£0.68 ($1.34)

Outstanding at March 31, 2007	10,145,000	£0.59 ($1.15)	1,854,000	£0.75 ($1.47)

The following is a summary of the status of the stock options outstanding at March 31, 2007:

	Outstanding Options			Exercisable Options
	Number	Contractual Life (years)	Average Exercise Price	Number	Average Exercise price

Medicsight Plan A	888,000	6.1	£0.75 ($1.47)	888,000	£0.75 ($1.47)
Medicsight Plan B	917,000	7.5	£0.75 ($1.47)	911,000	£0.75 ($1.47)
Medicsight Plan C	265,000	8.2	£0.75 ($1.47)	55,000	£0.75 ($1.47)
Medicsight Plan D	1,375,000	9.3	£0.83 ($1.62)	—	—
Medicsight Plan E	5,900,000	9.9	£0.50 ($0.98)	—	—
Medicexchange Plan A	800,000	9.3	£0.40 ($0.79)	—	—

On February 22, 2007 we modified the exercise price of 50% of the shares in Medicsight PLC under plans “ A” through to “C” from £1.00  to £0.50 per share. On February 22, 2007 we modified the exercise price of 50% of the shares in Medicsight PLC under plan “ D” from £1.10 to £0.50 per share. No other terms and conditions of the stock options within these plans were modified. The total modification charge in the period ended March 31, 2007 was $133,000.

The Company has recorded the following amounts related to its share-based expenses in the Statement of Operations in the period ended March 31, 2007 (in thousands):

2007

Selling, general and administrative	$334
Research and development	41
Total	$375

No compensation costs were capitalized.

The aggregate intrinsic value for options outstanding and exercisable at March 31, 2007 was approximately $1,365,000.

The average grant date fair value of options was £0.26 ($0.51) and £0.41 ($0.81) for options granted during the period ended March 31, 2007 and the year ended December 31, 2006, respectively.

A summary of non-vested options at March 31, 2007 and change during period ended March 31, 2007 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2007	2,783,800	£0.41 ($0.81)
Granted	5,900,000	£0.26 ($0.51)
Vested	(157,800)	£0.38 ($0.75)
Forfeited	(235,000)	£0.30 ($0.58)
Non-vested at March 31, 2007	8,291,000	£0.31 ($0.60)

At March 31, 2007, there was $5,002,314 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the option plans.  The cost is expected to be recognised over a weighted average period of 3.6 years.

6. Minority Interest

The company has minority investors in both Medicexchange and Medicsight PLC as follows (in thousands):

	Medicexchange	Medicsight	Total

Minority Interest at January 1, 2007	$9,351	$12,359	$21,710
Medicexchange China — incorporation	30	—	30
Less — minority share of operating losses	(211)	(312)	(523)
Minority Interest at March 31, 2007	$9,170	$12,047	$21,217

7. Credit Facilities — related party

Asia IT Capital Investments Limited (a related party) has provided us with two credit facilities:

a.                      The Company — has a credit facility for up to $20 million (expiring in December 2007).  Any draw downs against this facility would accrue interest at 2% above US LIBOR.  We are restricted from borrowing funds directly or indirectly other than through this facility without the consent of Asia IT Capital Investments Limited;

b.                     Medicsight PLC (one of our UK subsidiary companies) — has a credit facility for up to £10 million ($19 million) (expiring in December 2007), that is secured by a lien on all of the assets of this company.  Any draw downs against this facility would accrue interest at 2% above Sterling LIBOR.

At the period ended March 31, 2007 the Company had no drawings under the $20 million facility with Asia IT, and Medicsight PLC had no drawings under its £10 million ($19 million) facility with Asia IT.

8. Related Party Transactions

A director of Asia IT Capital Investments Limited is a brother of Tim Paterson-Brown (our Chief Executive Officer), a director of the Company since December 2003 and its chief executive officer since September 2004 and a director of Medicsight PLC since September 5, 2003.

9. Recent Accounting Pronouncements

The company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements.  Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by the use of words such as “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, in connection with any discussion of our financial statements, business, results of operations, liquidity and future operating or financial performance.

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

•                       To establish a global online community for medical imaging professionals known as Medicexchange.com with a rich selection of specialist clinical content for registered users combined with a product marketplace where medical imaging vendors can sell their solutions online through Medicexchange PLC (“Medicexchange”).

•                       To continue to invest in the rapidly growing Health Care IT (HCIT) sector.

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

Colon Cancer

World Health Organisation data shows that colon cancer causes 655,000 deaths each year. If detected early enough, 90 percent of cases can be 100 percent curable. Colon cancer is one of the most prevalent cancers in western countries, and is likely to grow faster in developing countries whose populations are consuming more and more of a western style diet.

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

Lung CAD

Medicsight’s Lung CAD research has focussed on both the detection of lung lesions (nodules and cancers) and the accuracy of the CAD in automatically measuring lesions.  Accurate measurement is crucial for the correct diagnosis and management of lung lesions. Accurate measurement of lesions allows their growth to be tracked over time.  Growth rate helps radiologists both to diagnose the nature of disease and to assess the response of disease to treatment.

Clinical Sites

Ever since early development, Medicsight’s Colon and Lung CAD products have been in use in leading healthcare institutions within Europe and the United States, and more recently in Asia, for research and early clinical user assessment.  Our Colon CAD products have been used in:

University College Hospital, London St. Mark’s Hospital, London University of Wisconsin Hospital University of Rome, Latina, Italy

The National Cancer Centre, Tokyo

Our Lung CAD products have been used in:

The London Chest Hospital The Royal Brompton Hospital Cornell Medical Center, New York

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

Dr. Steve Ellis at the London Chest Hospital

Dr. Simon Padley at the Royal Brompton Hospital

Dr. Heidi Roberts at the University Health Network, Toronto, Canada

Dr. Ryutaro Kakinuma at the National Cancer Centre, Tokyo

In a growing commitment to clinician education programmes, Medicsight has also supported the European Society of Gastrointestinal and Abdominal Radiology (ESGAR) through active participation in ESGAR’s series of international CT Colonography workshops.  Workshops are targeted and both novices and those currently undertaking CTC practice and give attendees the opportunity to experience Medicsight ColonCAD with hands-on training using multiple Medicsight partner software systems.  Further educational involvement has come through Medicsight’s direct support of two Harvard Medical School, Department of Continuing Medical Education Virtual Colonoscopy courses in the United States.  Course delegates receive dedicated tutorials lead by CTC luminaries Dr’s Matt Barish and Michael Zalis of Harvard Medical School, and training on Viatronix software systems incorporating Medicsight ColonCAD.

Regulatory Environment

In order to release new products into a specific market, the Company must gain local regulatory approvals for its CAD products.

In the USA, the Food and Drug Administration (FDA) is the regulatory authority. In Europe, regulatory approval is gained through Conformité Europeène (CE) marking. Other markets such as China (SFDA — State Food & Drug Administration); Japan (MHLW — Ministry of Health, Labour and Welfare); Australia (TGA — Therapeutic Goods Administration); South Korea (KFDA — Korea Food & Drugs Administration); and Canada (CMDCAS — Canadian Medical Device Conformity Assessment System) have their own regulatory bodies but these often require companies outside of these markets to show evidence of an existing CE or FDA approval for a product before gaining approval in the local market.

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

The Company has signed a number of non-exclusive agreements for the distribution of its products with the following partners:

a.                    TeraRecon Inc. — which has successfully integrated ColonCADTM and LungCADTM into its Aquarius family of medical imaging applications;

b.                   Viatronix Inc. — ColonCADTM and LungCADTM have been successfully integrated into its V3DTM Colon software;

c.                    Vital Images Inc. — ColonCADTM has been successfully integrated into its CT colonography application which is part of the Vitrea software package;

d.                   3mensio Medical Imaging BV — which has integrated LungCADTM in the 3viseon range of products Medicsight is also in discussion with a number of other major imaging companies and expects to finalise distribution agreements in Japan and Europe over the coming months.

Competition

The Company’s competitors can be divided into two categories:

a.                    Multi Detector CT scanner manufacturers such as GE, Hitachi, Philips, Siemens and Toshiba;

b.                   Independent CAD software providers.

The Company is not aware of any MDCT manufacturers who have a colon CAD product although Siemens has a CAD-like Colon product.  Only Siemens has a commercially available lung CAD product although GE has a CAD-like lung product.

In the CAD vendor market, there are a number of small, independent software providers, which include:

a.                    iMED (Italy) — has developed a Colon CAD product that is CE certified but not FDA approved;

b.                   Median Technology (France) — has developed a Colon CAD product and a Lung CAD (CAD-lung) — both have CE approval but not FDA approval;

c.                    QI (Quantitative Imaging) (USA) — has developed a Colon CAD product that is integrated only with the Viatronix platform.  This CAD application is not FDA approved;

d.                   R2 (USA) — has developed a Lung CAD product, that is FDA approved.

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

Recent achievements

—                Exclusive sponsor of the AuntMinnie software center

—                Exclusive agreement with Chinese Journal of Radiology

—                Week on week growth since launch with many thousands of unique visitors to Medicexchange.com each week

—                Many agreements signed with Medical Imaging vendors to list their products on Medicexchange.com

—                Agreements signed with Chinese dealer network giving access to 80% of Tier 1 and Tier 2 hospitals in Chinese urban centers

—                Over 50 providers now supplying the Medicexchange site with updated news and articles

Employees

As of March 31, 2007, the Company and its subsidiaries had 64 employees, all of whom are full-time employees.  Our employees are not part of a union.  We believe that we have an excellent relationship with our employees.

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

General

MGT was originally incorporated as a Utah corporation in 1977 and was re-incorporated in Delaware in 2000.  At March 31, 2007 the Company’s authorized share capital was 75,000,000 shares of common stock, par value of $0.001.

In January 2007 the Company increased its authorized share capital from 40,000,000 shares to 75,000,000 shares of common stock, par value $0.001 and changed its name from Medicsight, Inc. to MGT Capital Investments, Inc. At May 2, 2007, 38,900,383 shares of common stock had been issued.

Our principal executive office is located at Kensington Centre, 66 Hammersmith Road, London W14 8UD, United Kingdom, telephone 011-44-207-605-7950, facsimile 011-44-207-605-7951.

Our web address is www.mgtci.com. Information on our website is not deemed to be a part of this Quarterly Report.

Critical Accounting Policies and the Use of Estimates

We believe there have been no significant changes in our critical accounting policies during the three months ended March 31, 2007 as compared to our previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Results of Operations

Revenues.

For the three month period ended March 31, 2007 and March 31, 2006 our revenues from continuing operations were $nil.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses from continuing operations were (in thousands):

	Three Months ended March 31,
	2007	2006

Selling, general and administrative expenses	$3,457	$2,468

Our selling, general and administrative expenses have increased as we expand our international commercial operations. The significant elements being (in thousands):

	Three Months ended March 31,
	2007	2006

Salaries and director’s compensation (including payroll taxes)	$1,412	$934
Contractors and consultants	450	117
Stock options	375	96
Professional fees	221	341
Travel	242	148
Property rent and rates	221	156
Marketing, conferences and public relations	308	344
Software licenses	36	161

People and related costs (including Travel costs) have increased due to the expansion of Medicsight and Medicexchange in China and Japan.

Stock option costs increased due to granting of the Medicsight PLC plan E options and the modification of it’s Medicsight PLC plan A to plan D options.

Research and Development (in thousands).

	Three Months ended March 31,
	2007	2006

Research and development expenses	$546	$627

Liquidity and Capital Resources

Working Capital Information (in thousands):

	March 31, 2007	December 31, 2006
	(unaudited)

Cash and Cash Equivalents & Marketable Securities	$20,752	$24,735

Current Assets	21,316	25,306
Current Liabilities	(2,829)	(3,378)
Working Capital Surplus	18,487	21,928

Ratio of Current Assets to Current Liabilities	7.5	7.5

As of March 31, 2007 we had $15,404,000 in cash and cash equivalents (compared to $19,757,000 at December 31, 2006) and $20,752,000 in cash, cash equivalents, and marketable securities compared to $24,735,000 at December 31, 2006.

Net cash used in operating activities was $3,764,000 for the three months ended March 31, 2007 ($4,632,000 for the three month period ended March 31, 2006).  This resulted primarily from:

a.                    our net loss net of minority interests of $3,207,000  ($3,030,000 for the three month period ended March 31, 2006);

b.                   adjusted for depreciation and stock-based compensation expenses (non cash items) of $495,000 ($157,000 for the three month period ended March 31, 2006);

c.                    an overall reduction in current assets and liabilities (excluding cash items) of $535,000 in the period ended March 31, 2007 compared to $1,759,000 for the period ended March 31, 2006.

Net cash used in investing activities of $640,000 in the three months ended March 31, 2007 ($3,912,000 for the three months ended March 31, 2006) consisted primarily of:

a.                    in the three months ended March 31, 2007 we used $350,000 for the purchase of available for sale marketable securities;

b.                   in the three months ended March 31, 2007  we used $290,000 in capital expenditure ($88,000 for the three months ended March 31, 2006).

c.                    March 31, 2006  included a $4,000,000 cash held for common stock subscribed but unissued - relating to the December 2005 fund raising;

Net cash flows used in financing activities were $23,000 for the three months ended March 31, 2007 (compared to $985,000 provided by financing activities for the three months ended March 31, 2006).  We did not raise any new equity finance in the quarter ended March 31, 2007.

Additional Capital Funding Requirements

To date we have primarily financed our operations through private placements of equity securities. At March 31, 2007 we had issued 38,900,383 of our 75,000,000 authorized share capital.

In addition to the above, we still have the two lines of credit facilities (together totalling $39 million) available from Asia IT Capital Investments Limited (a related party).  We do not expect to have to use any part of these credit lines.

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

We do not have any debt and we do not use derivative financial instruments.

The Company has the following debt facilities all repayable on demand:

Debt Holder	Facility		Draw Down		Interest rate	At March 31, 2007
Asia IT Capital Investments Limited (a related party)	$20 million		$	nil	US Libor + 2%	7.22%
Asia IT Capital Investments Limited (a related	£10 million
party)	($19 million	)	$	nil	GBP Libor + 2%	7.83%

Since the Company has not drawn down funds under either facility, a hypothetical 100 basis point increase in interest rates would not increase the Company’s interest costs, assuming no draw downs are made which the Company does not anticipate having to use.

Foreign Exchange Risk

We are exposed to foreign currency exchange rate fluctuations related to the operation of our international subsidiaries.  Our main operating currency is UK sterling (£).  We also have subsidiary operations in Japan and China who operate in their local currencies.

At the end of each reporting period, expenses of the subsidiaries are converted into U.S. dollars using the average currency rate in effect for the period and assets and liabilities are converted into U.S. dollars using the exchange rate in effect at the end of the period.

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

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as of March 31, 2007. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation during the quarter ended March  31, 2007 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company is currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This will involve the documentation, testing and review of our internal controls under the direction of senior management.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

There are currently no pending legal proceedings.

Item 1A.	Risk Factors

Discussion of our business and operations included in this annual report on Form 10-Q should be read together with the risk factors set forth below. They describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.  New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect financial performance. Each of the risks described below could adversely impact the value of our securities.  These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

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

Financial Risk

The Company has incurred significant operating losses since inception and has generated no revenues from continuing operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit at March 31, 2007. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities and borrowed funds. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products the Company develops and markets will be accepted by consumers.

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

Other Risks

The Company’s ability to deliver its software could be hindered by risks such as the loss of key personnel or the patents and trademarks being successfully challenged or credit facilities being reduced or terminated by lenders

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended March 31, 2007 no shares in common stock were issued.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Exhibits and Reports on Form 8-K

Exhibits

	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer — filed herewith).
	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer — filed herewith).
	32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer — filed herewith).
	32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer — filed herewith).

(b)		Reports on Form 8-K

None

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT CAPITAL INVESTMENTS, INC.

	By:	/s/ TIM PATERSON-BROWN
Tim Paterson-Brown
Chief Executive Officer

	By:	/s/ ALLAN ROWLEY
Allan Rowley
Chief Financial Officer

May 2, 2007