Form 10-Q
period 2007-06-30
MGT CAPITAL INVESTMENTS INC
filed 2007-08-09
CIK 1001601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

Large Accelerated Filer ☐      Accelerated filer ☒      Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No   ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 8, 2007 was 38,900,383.

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of MGT Capital Investments, Inc and its consolidated subsidiaries (the “Company”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the rate of market development and acceptance of medical imaging technology; the execution of restructuring plans; any statement concerning developments, performance or industry rankings relating to products or services; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the performance of contracts by suppliers, customers and partners; employee management issues; the difficulty of aligning expense levels with revenue changes; and other risks that are described herein, including but not limited to the specific risks areas discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this report, and that are otherwise described from time to time in the Company’s Securities and Exchange Commission reports filed after this report. The Company assumes no obligation and does not intend to update these forward-looking statements.

The Company’s main operating currency is UK sterling (£).

MGT CAPITAL INVESTMENTS, INC.  (FORMERLY MEDICSIGHT, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30 2007	December 31 2006
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$72,512	$19,757
Marketable securities	5,734	4,978
Related party receivable	24,578	—
Other receivables	161	123
Prepaid expenses	466	115
Value added tax receivable	229	333
Total current assets	103,680	25,306

PROPERTY EQUIPMENT, at cost, net of accumulated depreciation of $902 and $768 respectively	802	683
INVESTMENTS, at cost	359	359
SECURITY DEPOSITS	1,003	921
GOODWILL	11,200	11,200

Total assets	$117,044	$38,469

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,516	$1,986
Accrued expenses	2,044	1,385
Current portion of obligations under capital leases	—	7
Total current liabilities	3,560	3,378

MINORITY INTEREST	86,621	21,710

Commitments and contingencies

STOCKHOLDERS’ EQUITY:

Common stock, $0.001 par value, 75,000,000 and 40,000,000 shares authorized, respectively; 38,900,383 shares issued and outstanding	39	39
Additional paid in capital	238,338	218,138
Accumulated other comprehensive income	1,436	853
Accumulated deficit	(212,950)	(205,649)
TOTAL STOCKHOLDERS’ EQUITY	26,863	13,381

Total stockholders’ equity and liabilities	$117,044	$38,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC.  (FORMERLY MEDICSIGHT, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,
	2007	2006

REVENUES	$—	$—

EXPENSES:
Selling, general and administrative expenses	4,525	3,521
Research and development cost	590	513
	5,115	4,034

Operating loss	(5,115)	(4,034)

OTHER INCOME:
Interest and other income	309	33

Net loss before minority interest	(4,806)	(4,001)

Minority Interest	711	—

Net loss	$(4,095)	$(4,001)

PER SHARE DATA:

Basic and diluted loss per share	$(0.11)	$(0.11)

Weighted average number of common shares outstanding	38,900,383	37,667,883

The accompanying notes are an integral part of these condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC.  (FORMERLY MEDICSIGHT, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Six Months Ended June 30,
	2007	2006

REVENUES	$—	$—

EXPENSES:
Selling, general and administrative expenses	7,981	5,989
Research and development cost	1,136	1,140
	9,117	7,129

Operating loss	(9,117)	(7,129)

OTHER INCOME:
Interest and other income	582	98

Net loss before minority interest	(8,535)	(7,031)

Minority Interest	1,234	—

Net loss	$(7,301)	$(7,031)

PER SHARE DATA:

Basic and diluted loss per share	$(0.19)	$(0.19)

Weighted average number of common shares outstanding	38,900,383	37,480,590

The accompanying notes are an integral part of these condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC.  (FORMERLY MEDICSIGHT, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,301)	$(7,031)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss attributable to minority interest	(1,234)	—
Stock based compensation expense	718	183
Depreciation	165	119
Loss on disposal of fixed assets	6	—
(Increase)/decrease in assets
Prepaid expenses and other current assets	(463)	44
Value added tax receivable	104	(83)
Increase/(decrease) in liabilities
Accounts payable	(470)	59
Accounts payable – related parties	—	(1,017)
Accrued expenses	659	446
Net cash used in operating activities	(7,816)	(7,280)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash held for common stock subscribed but unissued	—	2,660
Purchase of marketable securities	(470)	(1,964)
Purchase of fixed assets	(290)	(61)
Net cash (used in) provided by investing activities	(760)	635

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital lease obligations	(7)	(9)
Proceeds from sale of common stock in subsidiary (net of commissions)	61,123	4,590
Proceeds from common stock subscribed but unissued (net)	—	(2,394)
Net cash provided by financing activities	61,116	2,187

Effects of exchange rates on cash and cash equivalents	215	(63)

NET CHANGE IN CASH	52,755	(4,521)

CASH – BEGINNING OF PERIOD	19,757	7,249

CASH – END OF PERIOD	$72,512	$2,728

SUPLEMENTAL DISCLOSURES OF CASH RECEIVED
Interest received	$342	$98

NON CASH FINANCING ACTIVITIES
Receivable of net proceeds from private placement of Medicsight PLC Stock (from a related party)	$24,578	—

The accompanying notes are an integral part of these condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC.  (FORMERLY MEDICSIGHT, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization, basis of presentation and liquidity

The accompanying unaudited condensed consolidated financial statements of MGT Capital Investments, Inc. (formerly Medicsight, Inc) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, for a fair statement have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2007. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated.

MGT Capital Investments, Inc has the primary business objectives of investing in the rapidly growing Health Care IT (“HCIT”) sector.  We currently have two subsidiary operations that we are majority shareholders in.

The Company has incurred significant operating losses since inception and has generated no revenues from continuing operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $212,950,000 at June 30, 2007. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities.

2. Summary of Significant Accounting Policies

As of June 30, 2007, there have been no material changes to any of our significant accounting policies, except that we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements.  Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007.

3. Principal activities

MGT Capital Investments, Inc (“MGT”) is a holding company in the global health care information technology sector (“HCIT”).  We currently have a controlling interest in two companies - Medicsight PLC and Medicexchange.

Medicsight PLC

A medical imaging software development company listed on the AIM Market of the London Stock Exchange (“MDST”) that develops and commercializes enterprise-wide Computer-Aided Detection (“CAD”) applications which analyses Computer Tomography (“CT”) scans for the early detection and measurement of colorectal polyps and lung lesions.

Medicsight PLC IPO (AIM: MDST)

On June 21, 2007, Medicsight PLC completed its Initial Public Offering on the AIM Market of the London Stock Exchange.  29 million new shares were issued to institutional and other investors at a price of £1.10 ($2.20) per share raising £32 million ($64 million) gross new money.  We incurred fees of £1.6 million ($3.2 million), including $298,000 with Asia IT Capital Investments Ltd (a related party).  £5.5 million ($11.1 million) of the net proceeds were used to repay debt (between Medicsight PLC and MGT).  The remaining £24.9 million ($49.8 million) cash inflow from the IPO will be used for working capital and business development.

Medicsight PLC – Private Placement

Immediately prior to the Medicsight PLC IPO, MGT sold down, by private placement (via Asia IT Capital Investments Ltd – a related party) 11.7 million of its Medicsight PLC shares.  The shares were priced at £1.10 ($2.20) – the same price as the Medicsight PLC IPO. Gross proceeds on the private placement were $25.7 million.  We incurred fees with Asia IT Capital Investments Ltd (a related party) of $1.2 million, resulting in a net cash inflow of $24.5 million.  These proceeds were received in July 2007.

Consistent with the guidance of Staff Accounting Bulletin No. 51 we credited these proceeds to Additional Paid In Capital and Minority Interest and have not recognized any gain from the private placement of the Medicsight PLC shares.

We believe we have sufficient brought forward capital tax losses to offset the chargeable gain from this disposal.

After the private placement and the IPO, MGT holds 85 million (55%) of the 155 million issued share capital of Medicsight PLC.  On June 30, 2007, Medicsight PLC shares closed at a price of £1.20 ($2.40), valuing MGT’s 85 million shares at $204 million.

Medicexchange

Medicexchange provides medical imaging professionals with a global web portal containing an online sales channel for diagnostic, treatment and surgery planning solutions.  This combined with a variety of relevant clinical papers, training materials and content gives these professionals access to information and products that they otherwise would have difficulty accessing.

Medical imaging vendors are provided with a global online channel through which they can access a large community of medical imaging professionals in order to market and sell their product solutions.  The Medicexchange portal launched November 2006, and is now a leading medical imaging news and product information provider in the following sectors: Breast, Cardiology, Abdominal-Pelvic, Neurology, Thoracic and Musculoskeletal.

We hold 22.5 million (73%) of the issued 30.8 million issued share capital of Medicexchange PLC.  The last round of finance for Medicexchange was at £1.00 ($2.00) valuing the MGT 22.5 million shares at $45 million.  Medicexchange shares are not publicly traded.

Eurindia

In 2000 we invested in Eurindia PLC, a London company that invested in IT start up companies.  We have a 6% holding in Eurindia PLC and account for this investment on a cost basis. In February 2007, we received a dividend of $206,000 ($0.35 per share) which we recorded within Other Income.  On July 11, 2007 we received a dividend of $218,000 ($0.37 per share) from Eurindia. Eurindia has advised us that they intend to pay an additional dividend and then liquidate the company by December 31, 2007.  In the six month period ending June 30, 2007 we did not record an impairment of our investment in Eurindia.

Marketable securities

We have investments in portfolios of cash and marketable securities managed by AA+ rated private banks.  In the period ended June 30, 2007 the Company invested in available for sale marketable securities, which at June 30, 2007 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Amount

At December 31, 2006	$4,533	$445	—	$4,978	$4,978
At June 30, 2007	$5,003	$731	—	$5,734	$5,734

The increase in net unrealized holding gains on available-for-sale securities in the period ended June 30, 2007 in the amount of $286,000 was charged to accumulated other comprehensive income.

On July 28, 2007, we converted all of these marketable securities into cash.

Cash

We invest our cash in short term deposits with major banks.  At June 30, 2007 we held $72.5 million in cash.  In the period ended June 30, 2007 we received $342,000 in interest income from the cash deposits.

3. Interest and other income

We had the following interest and other income amounts (in thousands):

	Three Months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Dividend income	$—	$—	$240	$—
Interest income	309	33	342	98
Total	$309	$33	$582	$98

4. Comprehensive Income (Loss)

Comprehensive income as defined by SFAS No. 130, “Reporting Comprehensive Income,” includes net income and items defined as other comprehensive income.  SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities, be separately classified in the financial statements.  Such items are reported in the consolidated statements of stockholders’ equity as comprehensive income as follows (in thousands):

	Three Months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Net loss as reported	$(4,095)	$(4,001)	$(7,301)	$(7,031)
Unrealized foreign exchange gain (loss)	240	146	297	(63)
Unrealized gain on marketable securities	266	47	286	47
Comprehensive loss	$(3,589)	$(3,808)	$(6,718)	$(7,047)

5.  Segment reporting

Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group in deciding how to allocate resources and in assessing performance.  Our chief operating decision making group is composed of the chief executive officer and members of senior management.  Our reportable operating segments are Medicsight and Medicexchange.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  We evaluate performance of our operating segments based on revenue and operating income (loss).

Medicsight PLC listed on the AIM Market of the London Stock Exchange on June 21, 2007.  AIM listing rules require Medicsight PLC to publish results under International Financial Reporting Standards (“IFRS”) in Great British Pounds (“GBP”).

The following is a reconciliation between Medicsight PLC’s published financial statements and the US GAAP consolidated results (in thousands):

	Medicsight PLC	Medicsight PLC	Medicsight PLC	Medicexchange	Corporate and Other	Total
	(IFRS)	GAAP Adj’ts	(US GAAP)	(US GAAP)	(US GAAP)	(US GAAP)

Six months June 30, 2007
Net revenue to external customers	—	—	—	—	—	—
Operating loss	(7,055)	354	(6,701)	(1,913)	(503)	(9,117)
Assets	57,981	—	57,981	6,185	52,878	117,044

Six months June 30, 2006
Net revenue to external customers	—	—	—	—	—	—
Operating loss	(5,610)	169	(5,441)	(2,359)	671	(7,129)
Assets	2,610	—	2,610	191	16,496	19,297

The principle GAAP adjustments being the accounting for Stock Options and cumulative translation adjustments.

The main operations and fixed assets of Medicsight PLC and Medicexchange are in the UK.

6. Stock-Based Compensation

We have issued stock options from our subsidiary companies.

Medicsight PLC

Plan A - on February 26, 2003 we approved stock option plan “A” and in the period ended June 30, 2005 granted options for 2,971,000 shares to employees.

Plan B - between July 1, 2003 and March 31, 2005 we granted options for 3,420,500 shares under stock option plan “B”. Subsequently on August 15, 2005, we approved the stock option plan “B”.

Plan C - between April 1, 2005 and June 30, 2006 we granted options for 515,000 shares under the stock option plan “C”. On August 15, 2005, we approved stock option plan “C”.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from date of grant.

Plan D - on July 13, 2006 we approved stock option plan “D” and granted options for 1,375,000 shares under this plan.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant.

Plan E - on February 22, 2007 we approved options for 5,900,000 shares under stock option plan “E”.  Options under this plan vest in equal one thirds after employees have been employed for 12, 24 and 36 months from the grant date.

Plan F - on May 16, 2007 we approved and subsequently granted options for 350,000 shares under stock option plan “F”.  Options under this plan vest in equal one thirds after employees have been employed for 12, 24 and 36 months from the grant date.

Medicexchange PLC

We have one Stock Option Plan in Medicexchange PLC (one of our UK subsidiary companies).  The shares in this company are not publicly traded.

Plan A - on July 13, 2006 we approved Medicexchange PLC stock option plan “A” and granted options for 950,000 shares under this plan.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant.

The following assumptions were used to estimate the fair value assumptions:

For all periods shown

Dividend yield	0.0%
Expected volatility	60% – 65%
Risk-free rate	4.65% - 5.25%
Expected life of options	Up to 4 years
Weighted-average grant-date fair value – Plan E	£0.26 ($0.51)
Weighted-average grant-date fair value – Plan F	£0.33 ($0.65)
Forfeiture rates used	0% to 2%

The assumptions above are based on multiple factors including United Kingdom treasury bonds for the risk-free rate at the time of grant, expected future exercising patterns (we cannot base the estimate on the historical exercise patterns as no options have been exercised) and the volatility of the MGT stock price.

The assumptions used in the Black-Scholes option valuation model are highly subjective, and can materially affect the resulting valuation.

The following table summarizes stock option activity for the period ended June 30, 2007 and the year ended December 31, 2006 under all option plans:

	Outstanding		Exercisable
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Outstanding at December 31, 2005	4,146,200	£1.00 ($1.96)	3,362,850	£1.00 ($1.96)

Granted	2,610,000	£1.05 ($2.06)
Exercised	—	—
Forfeited	(1,716,200)	£1.00 ($1.96)

Outstanding at December 31, 2006	5,040,000	£0.91 ($1.79)	2,256,200	£1.00 ($1.96)

Granted	6,250,000	£0.51 ($1.01)
Exercised	—	—
Forfeited	(1,245,000)	£0.71 ($1.39)

Outstanding at June 30, 2007	10,045,000	£0.58 ($1.14)	1,496,667	£0.75 ($1.47)

The following is a summary of the status of the stock options outstanding at June 30, 2007:

	Outstanding Options			Exercisable Options
	Number	Remaining Contractual Life (years)	Average Exercise Price	Number	Average Exercise price

Medicsight Plan A	488,000	6.0	£0.75 ($1.48)	488,000	£0.75 ($1.48)
Medicsight Plan B	897,000	7.3	£0.75 ($1.48)	897,000	£0.75 ($1.48)
Medicsight Plan C	235,000	8.0	£0.75 ($1.48)	111,667	£0.75 ($1.48)
Medicsight Plan D	1,375,000	9.0	£0.83 ($1.64)	—	—
Medicsight Plan E	5,900,000	9.7	£0.50 ($0.99)	—	—
Medicsight Plan F	350,000	9.9	£0.75 ($1.48)	—	—
Medicexchange Plan A	800,000	9.3	£0.40 ($0.79)	—	—

On February 22, 2007 we modified the exercise price of 50% of the shares in Medicsight PLC under plans “A” through to “C” from £1.00 to £0.50 per share. On February 22, 2007 we modified the exercise price of 50% of the shares in Medicsight PLC under plan “D” from £1.10 to £0.50 per share. No other terms and conditions of the shares within these plans were modified. The total modification charge for the period ended June 30, 2007 was $137,000.

We recorded the following amounts related to share-based expenses in the Statement of Operations in the period ended June 30, 2007 (in thousands):

	Three Months ended June 30,	Three Months ended June 30,	Six Months ended June 30,	Six Months ended June 30,
	2007	2006	2007	2006

Selling, general and administrative	$340	$96	$673	$183

Research and development	$4	$—	$45	$—

Total	$344	$96	$718	$183

No compensation costs were capitalized.

The aggregate intrinsic value for options outstanding and exercisable at June 30, 2007 was approximately $1,125,000.

A summary of non-vested options at June 30, 2007 and the change during the period ended June 30, 2007 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2007	2,783,800	£0.41 ($0.81)
Granted	6,250,000	£0.26 ($0.52)
Vested	(220,467)	£0.40 ($0.79)
Forfeited	(265,000)	£0.32 ($0.62)
Non-vested at June 30, 2007	8,548,333	£0.31 ($0.60)

At June 30, 2007, there was $5,202,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the option plans.  The cost is expected to be recognised over a weighted average period of 3.6 years.

7. Minority Interest

The company has minority investors in both Medicexchange and Medicsight PLC as follows (in thousands):

	Medicexchange	Medicsight	Total

Minority Interest at January 1, 2007	$9,351	$12,359	$21,710
Medicexchange China - incorporation	30	—	30
Medicsight – MGT Share private placement	—	5,097	5,097
Medicsight minority interest share of IPO equity	—	61,018	61,018
Minority share of operating losses	(359)	(875)	(1,234)
Minority Interest at June 30, 2007	$9,022	$77,599	$86,621

8. Credit Facilities – related party

In June 2007, our two previous credit facilities with Asia IT Capital Investments Limited (a related party) were terminated by mutual agreement.  The credit facilities were unused during the period, no drawings had been made and the mutual termination of the agreement did not result in a financial statement impact.

9. Related Party Transactions

A brother of Tim Paterson-Brown (our Chief Executive Officer) is a director of Asia IT Capital Investments Ltd.

In the period ended June 30, 2007 we used Asia IT Capital Investments Ltd to raise equity finance in the Medicsight PLC IPO and also in the private placement of Medicsight PLC shares.

We incurred $298,000 of IPO fees from Asia IT Capital Investments Ltd., which we paid in June 2007. We incurred $1,158,000 of private placement fees from Asia IT Capital Investments Ltd which were unpaid at June 30, 2007.  We had a receivable of $25,736,000 due from Asia IT Capital Investments Ltd, which consisted of the consideration from the MDST pre-IPO private placement.  These balances were netted off as a net receivable of $24,578,000 at June 30, 2007.  This amount was received in full in July 2007.

10. Lease Commitments and Security Deposit

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

The following is a schedule of the future minimum rental payments required under operating leases that have initial or remaining non cancellable terms in excess of one year (in thousands):

Year Ending December 31,
2007	$240
2008	649
2009	475
2010	448
2011	178
Later Years	1,865
Total Minimum	$3,855

Recent Accounting Pronouncements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements may be identified by the use of words such as “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, in connection with any discussion of our financial statements, business, results of operations, liquidity and future operating or financial performance.  Please also refer to our “Note Regards Forward Looking Statements” at the front of this form.

MGT Capital Investments, Inc. (formerly Medicsight, Inc.), and its consolidated subsidiaries (“MGT”, “the Company”, “we” or “us”) is a holding company that focuses on investments in the global health care information technology (“HCIT”) market.  We have two subsidiaries, Medicsight PLC and Medicexchange PLC.

Medicsight PLC (“MDST”)

MDST is a medical imaging software development company developing enterprise-wide Computer-Aided Detection (CAD) software which analyses computer tomography (CT) scans for the early detection and measurement of colorectal polyps and lung lesions.

Medicsight has focused on two of the leading causes of cancer-related death, colorectal cancer (also known as colon or bowel cancer) and lung cancer.  There is increasing evidence in management’s view that early detection of colon cancer or lung cancer leads to an improved life expectancy.

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

d.              and can be at least as effective.

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

Medicsight’s Product Development Focus

Developing technology that is used alongside Multi Detector Computer Tomography (MDCT) scanners that enables the early detection of colon and lung cancers has been the core focus of the Company’s product development given MDCT Scanning is clinically recognised as a reliable, non-invasive examination for the detection of colon and lung cancer.

The most crucial requirements in cancer detection and diagnosis are the abilities to:

a.   detect potential abnormalities at an early stage; and

b.  accurately monitor any growths over time.

Medicsight’s Colon CAD and Lung CAD products can significantly help radiologists meet these requirements.

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

Clinical Validation

Colon CAD

Medicsight’s Colon CAD research focuses on the accurate identification of colon polyps. A recent clinical research study showed the Medicsight ColonCARTM system to have superior detection characteristics when compared with three experienced (human) readers and our software performance has been peer reviewed and commended in a majority of the top internationally recognized medical journals.

In September 2006, Professor Steve Halligan of University College Hospital, London, conducted an independent systematic review of all commercially available Colon CAD products.  This review was performed using the principles of evidence-based medicine and systematic review in order to search the available medical literature in an unbiased fashion.  The aim was to determine the volume and quality of medical research available for commercially available CAD for CT colonography from companies providing systems both independently and as CT vendors.

The most exacting standard for medical research is peer-reviewed full papers published in indexed medical journals.  Only 6 papers were identified. 5 (83%) of these were from a single company, Medicsight PLC. No other independent CAD manufacturer was able to contribute a paper. The single additional full-paper identified was provided by a CT scanner vendor (Siemens).

Published data describe a per-patient sensitivity of 96% for polyps 6mm and larger when the Medicsight CAD was tested by external validation – i.e. patient data completely unrelated to development of the product.  Data also shows that Medicsight CAD outperformed experienced readers, and was more time-efficient than conventional reading.  Medicsight has also published peer-reviewed data relating to successful automatic measurement of polyp diameter.  The single other peer-reviewed paper retrieved (from Siemens) found per-polyp detection rates of 82% for medium polyps and 100% for large, but using an internal validation methodology (i.e. the same data source was used to both train and test the software).

19 abstracts of research findings presented at key scientific medical meetings were identified.  Medicsight PLC was again the largest single contributor (9 abstracts, 47% of total).  Moreover, the three remaining independent CAD companies contributed only a single abstract between them. The remaining 9 abstracts were from CT scanner vendors – 8 from Siemens, 1 from Philips. 7 studies examined the effect of CAD on reader decision-making; 3 from Medicsight, 3 from Siemens, and 1 from Median Technologies.  The largest study was from Medicsight (10 readers, 107 patients), which found that CAD significantly increased per-patient and per-polyp sensitivity without a significant detrimental effect on specificity.  The next largest study was presented by Siemens (7 readers, 30 patients). While sensitivity was improved significantly, the authors claimed a detrimental effect on specificity.

Concerning abstracted data relating to measurement, Medicsight PLC were the only company to present data relating to measurement of real, human polyps, doing so both in-vivo and in vitro. Siemens presented date for measurement in phantoms but there were some concerns relating to the statistical methodology used for analysis of agreement.

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

Clinical Sites

Ever since early development, Medicsight’s Colon and Lung CAD products have been in use in leading healthcare institutions within Europe and the United States, and more recently in Asia, for research and early clinical user assessment.  Our Colon CAD products have been used in: University College Hospital, London St. Mark’s Hospital (London), University of Wisconsin Hospital, University of Rome and The National Cancer Centre (Tokyo). Our Lung CAD products have been used in: The London Chest Hospital, The Royal Brompton Hospital, Cornell Medical Centre New York, Vanderbilt Medical Centre (Tennessee), The University Health Network (Toronto, Canada), The University of Navarra Medical Centre (Pamplona, Spain) and The National Cancer Centre (Tokyo).

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

The use of Medicsight’s products in clinical practice has seen the recent introduction of Medicsight ColonCAD into the SIGGAR1 Trial in the UK.  SIGGAR1 is the largest multi-centre trial of its kind in the UK to date and compares CT colonography, optical colonoscopy and barium enema via a randomised controlled clinical trial.  Medicsight’s ColonCAD has also been introduced into the STIC Trial in France, a similar programme investigating the medical and economic health benefits of CT colonography.  In mid 2007, the first CTC colorectal cancer screening programme in Japan will commence and a key feature of this programme will be the use of Medicsight’s ColonCAD.

The Company continues to work with internationally respected medical professionals who are experts in the fields of the colon and the lung.  These clinical relationships include:

Colon CAD Products

•                  Prof. Steve Halligan and Dr. Stuart Taylor at University College Hospital, London

•                  Dr. David Burling at St. Mark’s Hospital, London

•                  Prof. Moriyama at the National Cancer Centre, Tokyo

•                  Dr. Gen Iinuma at the National Cancer Centre, Tokyo

•                  President Xu Ju at the Chinese Society of Radiology, Tianjin, China

•                  Dr. Perry Pickhardt at the University of Wisconsin Medical Centre, Madison, Wisconsin

Lung CAD Products

•      Dr. Steve Ellis at the London Chest Hospital

•      Dr. Simon Padley at the Royal Brompton Hospital

•      Prof. Moriyama at the National Cancer Centre, Tokyo

•      Dr. Gen Iinuma at the National Cancer Centre, Tokyo

•      Dr. Ning Wu at the Chinese Cancer Institute, Beijing

•      Dr. Heidi Roberts at the University Health Network, Toronto, Canada

•                  Dr. Ryutaro Kakinuma at the National Cancer Centre, Tokyo

In a growing commitment to clinician education programmes, Medicsight has also supported the European Society of Gastrointestinal and Abdominal Radiology (ESGAR) through active participation in ESGAR’s series of international CT Colonography workshops.  Workshops are targeted at both novices and those currently undertaking CTC practice and give attendees the opportunity to experience Medicsight ColonCAD with hands-on training using multiple Medicsight partner software systems.  Further educational involvement has come through Medicsight’s direct support of two Harvard Medical School, Department of Continuing Medical Education Virtual Colonoscopy courses in the United States.  Course delegates receive dedicated tutorials lead by CTC luminaries Dr’s Matt Barish and Michael Zalis of Harvard Medical School, and training on Viatronix software systems incorporating Medicsight ColonCAD.

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

Canada (CMDCAS) Approval

On January 30, 2007 we were granted medical Device Licences from the Therapeutic Products Directorate of Health Canada for our latest ColonCAD and our LungCAD products.

China and Japan

The Company expects applications to be submitted to receive approvals for the MedicRead Colon (which includes ColonCAD) during 2007.

Australia and Brazil

The Company expects applications to be submitted to receive approvals its CAD products late 2007 / early in 2008.

Medicsight’s Growth Strategy

The strategic objective over the next 1-3 years is to grow sales in order to make significant profits and to increase shareholder value.  During this period, strategic merger and acquisition opportunities will be actively sought.

This is intended to be achieved by:

a.                   Signing new distribution agreements for ColonCAD and LungCAD.

b.                  Aggressively driving the use and distribution of the existing ColonCAD and LungCAD products (offices have been established in both Japan and China specifically for this purpose).

c.                   Generating additional revenue opportunities through the per click model.

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

The Company has signed a number of non-exclusive global agreements for the distribution of its products with the following partners:

a.               TeraRecon Inc. – which has successfully integrated ColonCADTM and LungCADTM into its Aquarius family of medical imaging applications;

b.              Viatronix Inc. – ColonCADTM and LungCADTM have been successfully integrated into its V3DTM Colon software;

c.               Vital Images Inc. – ColonCADTM has been successfully integrated into its CT colonography application which is part of the Vitrea software package;

d.              3mensio Medical Imaging BV – which has integrated LungCADTM in the 3viseon range of products Medicsight is also in discussion with a number of other major imaging companies and expects to finalise distribution agreements in Japan and Europe over the coming months.

e.               Barco NV – ColonCAD has been integrated into Barco’s Colonmetrix solution and will be sold as standard with every Colonmetrix solution going forward.

Competition

The Company’s main competitors can be divided into two categories:

a.               MDCT scanner manufacturers such as GE, Hitachi, Philips, Siemens and Toshiba;

b.              Independent CAD software providers.

The Company is not aware of any MDCT manufacturers who have a colon CAD product other than Siemens which has a CAD-like colon product.  Only Siemens has a commercially available lung CAD product although GE has a CAD-like lung product.

In the CAD vendor market, there are a number of small, independent software providers, which include:

a.                                       iMED (Italy) – has developed a Colon CAD product that is CE certified but not FDA approved;

b.                                      Median Technology (France) – has developed a Colon CAD product and a Lung CAD (CAD-lung) – both have CE approval but not FDA approval;

c.                                       QI (Quantitative Imaging) (USA) – has developed a Colon CAD product that is integrated only with the Viatronix platform.  This CAD application is not FDA approved;

d.                                      R2 (USA) – has developed a Lung CAD product, that is FDA approved.

As described earlier, Professor Steve Halligan of University College Hospital London conducted an independent systematic review of peer reviewed clinical research on each of the above Colon CAD applications that concluded that Medicsight’s Colon CAD software not only had more peer reviewed clinical data to support its claims, but also that the quality of the data was superior to the competition.

At this time, the Company has not commissioned a similar competitive analysis of the Lung CAD applications.

Medicsight PLC admission to the AIM Market of the London Stock Exchange

On June 21, 2007, Medicsight PLC completed its initial public offering on the AIM Market of the London Stock Exchange.  29 million new shares were issued to institutional and other investors at a price of £1.10 ($2.20) per share raising £32 million ($64 million) gross new money.  We incurred fees of £1.6 million ($3.2 million), including $298,000 with Asia IT Capital Investments Ltd (a related party).  £5.5 million ($11.1 million) of the net proceeds were used to repay debt (between Medicsight PLC and MGT).  The remaining £24.9 million ($49.8 million) cash inflow from the IPO will be used for working capital and business development.

Immediately prior to the Medicsight PLC IPO, we sold down, by private placement via Asia IT Capital Investments Ltd (a related party) 11.7 million of our Medicsight PLC shares.  The shares were priced at £1.10 ($2.20) – the same price as the Medicsight IPO.  Gross proceeds on the private placement were $25.7 million.  We incurred fees with Asia IT Capital Investments Ltd (a related party) of $1.2 million.  These proceeds were received on July 27, 2007.  We believe we have sufficient brought forward capital tax losses to offset the chargeable gain from this disposal.

After the private placement and the IPO, MGT holds 85 million (55%) of the 155 million issued share capital of Medicsight PLC.  On June 30, 2007, Medicsight PLC shares closed at a price of £1.20 ($2.40), valuing MGT’s 85 million shares at $204 million.

Medicexchange (“MDX”)

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

Medicexchange was launched at the Radiological Society of North America (RSNA) conference in Chicago in November 2006.

The Medicexchange portal covers the following imaging specialty areas: Breast, Cardiology, Abdominal-Pelvic, Neurology, Thoracic and Musculoskeletal. Other areas such as Neurology will be added later.

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

Market Opportunity

Radiologists expect the frequency of computed tomography (“CT”) procedures to grow by over 35% over the next five years (source: Frost & Sullivan research). Traditional original equipment manufacturers (“OEM”) typically control the access to these applications and charge high per unit price points (typically $50,000 to $200,000). These high price points create long sales cycles. The “per use” pricing model offered by Medicexchange removes this obstacle to purchase. Online product purchasing and downloads create a flexible, on demand usage model.

Radiologists state a preference for the concept of a “per use” pricing model and web-based downloadable tools. Over 80% would consider a dedicated internet portal for their area of specialty a useful service (source: Frost & Sullivan research).

What differentiates the company?

By creating strong commercial relationships with our third party partner vendors Medicexchange intends to develop the clinical information and contacts, provide products and product demonstrations, training and support that will result in Medicexchange achieving its aim to be the leading global portal for clinical vendors and professionals.

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

Recent achievements

•                  Exclusive sponsor of the AuntMinnie software center

•                  Exclusive agreement with Chinese Journal of Radiology

•                  Over 850% growth in monthly traffic since January 2007

•                  agreements signed with Medical Imaging vendors to list their products on Medicexchange.com

•                  Agreements signed with Chinese dealer network giving access to 80% of Tier 1 and Tier 2 hospitals in Chinese urban centers

•                  Over 150 providers now supplying the Medicexchange site with updated news and articles

Medicexchange provides medical imaging professionals with a global web portal containing an online sales channel for diagnostic, treatment and surgery planning solutions.  This combined with a variety of relevant clinical papers, training materials and content gives these professionals access to information and products that they otherwise would have difficulty accessing.

Employees

As of June 30, 2007, the Company and its subsidiaries had 71 employees, all of whom are full-time employees.  Our employees are not part of a union.  We believe that we have an excellent relationship with our employees.

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

The Company has filed patent applications in the United Kingdom, the United States, the European Patent Office, Japan, South Korea, Australia, Canada, and under the International Patent Cooperation Treaty (which currently has 128 member countries) covering its core technologies and their applications.  We have recently filed new patent applications covering technology of both Medicsight CAD and Medicexchange and intend to continue filing new applications in the future.  Two patents have been granted in the US covering aspects of Medicsight CAD technology.  Although prior art searches have been carried out, we cannot provide assurance that any or all of the pending patents will be granted or that they will not be challenged, or that rights granted to us will actually provide us with advantage over our competitors.  The Company actively reviews third party patents and is not currently aware of any that our products will infringe.

We have filed applications to register “Medicsight”TM, “Medicsight Colon Screen”TM, “Medicsight Heart Screen”TM,  “Medicsight Lung Screen”TM, “Medicsight Colon CAR” TM, “Medicsight Lung CAR” TM, “Medicsight Computer Assisted Reader” TM, “Medicsight See More, Save More” TM, “Lung CAR”™, “Medicsight ImageView”, “MedicRead”, “ Medicexchange™”, and “MedicView” as trademarks in the United Kingdom, the European Community and the United States, and in a number of other countries.  These trademarks are important to the corporate identity in connection with Medicsight CAD.

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

Research and Development

Under United States generally accepted accounting principles, costs incurred in connection with the development of software products that are intended for sale are accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.  Costs incurred prior to technological feasibility being established for the product are expensed as incurred.  Technological feasibility is established upon completion of a detailed program design or, in its absence, completion of a working model.  Thereafter, all software production costs can be capitalized and subsequently reported at the lower of unamortized cost or net realizable value.  Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. Amortization commences when the product is available for general release to customers.

The Company concluded that capitalizing such expenditures on completion of a working model was inappropriate because the Company did not incur any material software production costs and therefore has decided to expense all research and development costs.  The Company’s research and development costs are comprised of staff and consultancy costs expensed on the Medicsight products.

In the period ended June 30, 2007 and 2006 the Company expensed $1,136,000, and $1,140,000 respectively for research and development expenses for its products.  We cannot predict the amount of additional expenditures that will be necessary prior to achieving commercialization of our products.

General

MGT was originally incorporated as a Utah corporation in 1977 and was re-incorporated in Delaware in 2000.  At June 30, 2007 the Company’s authorized share capital was 75,000,000 shares of common stock, par value of $0.001.

In January 2007 the Company increased its authorized share capital from 40,000,000 shares to 75,000,000 shares of common stock, par value $0.001 and changed its name from Medicsight, Inc. to MGT Capital Investments, Inc.  At June 30, 2007, 38,900,383 shares of common stock had been issued.

Our principal executive office is located at Kensington Centre, 66 Hammersmith Road, London W14 8UD, United Kingdom, telephone 011-44-207-605-7950, facsimile 011-44-207-605-7951.

Our web address is www.mgtci.com.  Information on our website is not deemed to be a part of this Quarterly Report.

Critical Accounting Policies and the Use of Estimates

We believe there have been no significant changes in our critical accounting policies during the period ended June 30, 2007 as compared to our previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

At the time of the respective stock options were granted, the shares underlying the awarded stock options were not publicly traded shares.  We review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value stock based awards granted in future periods. Actual results, and future changes in estimates, may differ substantially from our current estimates.  As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Results of Operations

Revenues.

For the period ended June 30, 2007 and June 30, 2006 our revenues from continuing operations were $nil.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses from continuing operations were (in thousands):

	Three Months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Selling, general and administrative expenses	$4,525	$3,521	$7,981	$5,989

Our selling, general and administrative expenses have increased as we expand our international commercial operations.  The significant elements being: (a) an increase in people related costs on the prior period as we paid an IPO bonus to Medicsight PLC employees of $890,000 in June 2007; (b) an increase in stock option costs in Medicsight PLC due to the E and F grants and the modifications made in February 2007 to the existing A to D option plans in that company.

Research and Development (in thousands):

	Three Months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Research and development expenses	$590	$513	$1,136	$1,140

Private placement of Medicsight PLC shares

In June 2007, immediately prior to the IPO of Medicsight PLC, we sold by a private placement via Asia IT Capital Investments Ltd (a related party), 11.7 million of our Medicsight PLC shares. The shares were priced at £1.10 ($2.20) — the same price as the Medicsight IPO. Gross proceeds on the private placement were $25.7 million.  We incurred fees with Asia IT Capital Investments Ltd (a related party)

of $1.2 million, resulting in a net cash inflow of $24.5 million.  These proceeds were received in July 2007.  We believe we have sufficient brought forward capital tax losses to offset the chargeable gain from this disposal.

Immediately before the private placement we held 96.7 million (77%) of the 126 million issued share capital of Medicsight PLC. After the private placement we held 85 million (67%) of the 126 million issued share capital of Medicsight PLC.  After the Medicsight PLC IPO we hold 85 million (55%) of the 155 million issued share capital of Medicsight PLC.

Consistent with the guidance of Staff Accounting Bulletin No. 51 we credited these proceeds to Additional Paid In Capital and Minority Interest and have not recognised any gain from the private placement of the Medicsight PLC shares.  At this time we do not expect a similar transaction to occur in the future.

Liquidity and Capital Resources

Working Capital Information (in thousands):

	June 30, 2007	December 31, 2006
	(unaudited)

Cash & Marketable Securities	78,246	24,735

Current Assets	103,680	25,306
Current Liabilities	(3,560)	(3,378)
Working Capital Surplus	100,120	21,928

Ratio of Current Assets to Current Liabilities	29.1	7.5

As of June 30, 2007 we had $72,512,000 in cash (compared to $2,728,000 at June 30, 2006) and $78,246,000 in cash and marketable securities compared to $4,739,000 at June 30, 2006.

Net cash used in operating activities was $7,816,000 for the six months ended June 30, 2007 ($7,280,000 for the six month period ended June 30, 2006). This resulted primarily from:

a.               our net loss of $7,301,000 compared with a net loss of $7,031,000 for the six month period ended June 30, 2006;

b.              adjusted for depreciation and stock-based compensation expenses (non cash items) of $883,000 ($302,000 for the six month period ended June 30, 2006);

c.               an overall increase in current assets and liabilities (excluding cash items) of $22,154,000 in the period ended June 30, 2007 compared to $551,000 for the period ended June 30, 2006. This is primarily relates to the receivable of $25,736,000 due to MGT for the share private placement of shares in Medicsight PLC;

d.              loss attributable to minority interest of $1,234,000 for the six month period June 30, 2007 compared to nil as at June 30, 2006.

Net cash used in investing activities of ($760,000) in the six months ended June 30, 2007 $635,000 for the six months ended June 30, 2006) consisted primarily of:

e.               in the six months ended June 30, 2007 we used $470,000 for the purchase of available for sale marketable securities as compared to $1,964,000 for the six month period ended June 30, 2006;

f.                 in the six months ended June 30, 2007 we used $290,000 in capital expenditure ($61,000 for the six months ended June 30, 2006).

g.              June 30, 2006 included a cash inflow of $2,660,000 representing cash held for common stock subscribed but not issued.

Net cash flows used in financing activities of $61,116,000 for the six month period ended June 30, 2007 (compared to $2,187,000 provided by financing activities for the six months ended June 30, 2006). This primarily consisted of a cash inflow of $61,123,000 (net of commissions) relating to the IPO of Medicsight PLC. Net proceeds from the issue of shares in the six month period ended June 30 2006 totalled $2,196,000.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio.  We place our investments in a mixture of (a) cash deposits on either overnight or 30 day rates; (b) highly liquid blue chip available-for-sale market securities. A decline in interest rate would have an adverse impact on interest income.

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

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as of June 30, 2007.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the period ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation during the quarter ended June 30, 2007 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Regulatory Risks.

The Medicsight CAD system is subject to regulatory requirements in the United States, Europe, Japan, China and our other targeted markets. Necessary regulatory approvals may not be obtained or may be delayed.  We may incur substantial additional cost in obtaining regulatory approvals for our products in our targeted markets.

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

Financial Risk

The Company has incurred significant operating losses since inception and has generated no revenues from continuing operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit at June 30, 2007.  The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities and borrowed funds.  While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products the Company develops and markets will be accepted by consumers.

Corporate Structure.

The Company’s corporate structure may make it more difficult or costly to take certain actions.  The Company conducts its business through: (a) Medicsight PLC, a U.K. public company which is 55% owned by the Company, and through Medicsight PLC’s subsidiaries in the United Kingdom, the United States, Japan and Gibraltar and; (b) through the Medicexchange subsidiaries, which the Company holdings range between 73% and 90%.  Although the Company and Medicsight PLC and Medicexchange PLC share some directors and management, they are required to comply with corporate governance and other laws and rules applicable to public companies in the United Kingdom and the United States.  Should the Company propose to take any action, such as a transfer or allocation of assets or liabilities between the Company its subsidiaries, the Company would have to take into consideration the potentially conflicting interests of the Company’s stockholders and the minority stockholders.  This may deter the Company from taking such actions that might otherwise be in the best interest of the Company or cause the Company to incur additional costs in taking such actions.  The subsidiary companies would not be able to pay dividends or make other distributions of profits or assets to the Company without making pro rata payments or distributions to the respective minority stockholders.  Although neither the subsidiary companies nor the Company has plans to pay dividends or make distributions to its shareholders, the Company’s corporate structure may deter its subsidiaries from doing so in the future.

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

Internal Controls

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and operating results. In addition, as a consequence of such failure, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we could be subject to regulatory action or other litigation and our operating results could be harmed.

Commencing with our fiscal year ending December 31, 2007, we will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to annually assess the effectiveness of our internal controls over financial reporting, and our independent registered public accounting firm to report on these assessments.

During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal accounting controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have an adverse effect on our stock price.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

In the period ended June 30, 2007 no shares in common stock were issued.

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

August 8, 2007