Form 10-Q
period 2007-09-30
MGT CAPITAL INVESTMENTS INC
filed 2007-11-07
CIK 1001601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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
Yes    ☐     No    ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 7, 2007 was 38,900,383.

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

The Company’s main operating currency is UK Sterling (£).

MGT CAPITAL INVESTMENTS, INC.  (FORMERLY MEDICSIGHT, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30 2007	December 31 2006
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$99,624	$19,757
Marketable securities	139	4,978
Accounts receivable	17	—
Related party receivable	50	—
Other receivables	82	123
Prepaid expenses	497	115
Value added tax receivable	171	333
Total current assets	100,580	25,306

PROPERTY EQUIPMENT, at cost, net of accumulated depreciation of $1,016 and $1,542 respectively	820	683
INVESTMENTS, at cost	1,359	359
SECURITY DEPOSITS	1,024	921
GOODWILL	11,200	11,200

Total assets	$114,983	$38,469

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$980	$1,986
Accrued expenses	2,514	1,385
Deferred revenue	8	—
Income taxes payable	224	—
Current portion of obligations under capital leases	—	7
Total current liabilities	3,726	3,378

MINORITY INTEREST	85,411	21,710

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 75,000,000 and 40,000,000 shares authorized, respectively; 38,900,383 shares issued and outstanding	39	39
Additional paid in capital	238,527	218,138
Accumulated other comprehensive income	2,736	853
Accumulated deficit	(215,456)	(205,649)
TOTAL STOCKHOLDERS’ EQUITY	25,846	13,381

Total stockholders’ equity, liabilities and minority interest	$114,983	$38,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC.  (FORMERLY MEDICSIGHT, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,
	2007	2006

REVENUES
License fees	$12	$—

EXPENSES:
Selling, general and administrative expenses	4,564	3,634
Research and development cost	440	494
	5,004	4,128

Operating loss	(4,992)	(4,128)

OTHER INCOME:
Interest and other income	1,500	106

Net loss before income taxes and minority interest	(3,492)	(4,022)

Income taxes	(224)	—
Minority interest	1,210	115

Net loss	$(2,506)	$(3,907)

PER SHARE DATA:

Basic and diluted loss per share	$(0.06)	$(0.10)

Weighted average number of common shares outstanding	38,900,383	38,490,329

The accompanying notes are an integral part of these condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC.  (FORMERLY MEDICSIGHT, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Nine Months Ended September 30,
	2007	2006

REVENUES
License Fees	$12	$—

EXPENSES:
Selling, general and administrative expenses	12,545	9,623
Research and development cost	1,576	1,634
	14,121	11,257

Operating loss	(14,109)	(11,257)

OTHER INCOME:
Interest and other income	2,082	204

Net loss before income taxes and minority interest	(12,027)	(11,053)

Income taxes	(224)	—
Minority interest	2,444	115

Net loss	$(9,807)	$(10,938)

PER SHARE DATA:

Basic and diluted loss per share	$(0.25)	$(0.29)

Weighted average number of common shares outstanding	38,900,383	37,820,868

The accompanying notes are an integral part of these condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC.  (FORMERLY MEDICSIGHT, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,807)	$(10,938)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss attributable to minority interest	(2,444)	(115)
Stock based compensation expense	916	353
Depreciation	268	204
Loss on disposal of fixed assets	6	11
(Increase)/decrease in assets
Accounts receivable	(17)	—
Accounts receivable — related parties	24	—
Prepaid expenses and other current assets	(416)	(142)
Value added tax receivable	162	(131)
Increase/(decrease) in liabilities
Accounts payable	(1,006)	341
Accounts payable — related parties	—	(1,128)
Accrued expenses	1,129	889
Deferred revenue	8	—
Income taxes payable	224	—
Net cash used in operating activities	(10,953)	(10,656)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash held for common stock subscribed but unissued	—	4,000
Purchase of investments at cost	(1,000)	—
Purchase of marketable securities	—	(3,511)
Sale of marketable securities	5,141	—
Purchase of fixed assets	(411)	(398)
Net cash provided by investing activities	3,730	91

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital lease obligations	(7)	(13)
Proceeds from common stock subscribed buy unissued (net of commissions)	—	(3,600)
Proceeds from sale of common stock in subsidiary (net of commissions)	85,618	17,898
Net cash provided by financing activities	85,611	14,285

Effects of exchange rates on cash	1,479	(14)

NET CHANGE IN CASH	79,867	3,706

CASH — BEGINNING OF PERIOD	19,757	7,249

CASH — END OF PERIOD	$99,624	$10,955

SUPLEMENTAL DISCLOSURES OF CASH RECEIVED
Interest received	$1,615	$204

The accompanying notes are an integral part of these condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC.  (FORMERLY MEDICSIGHT, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization, basis of presentation and liquidity

The accompanying unaudited condensed consolidated financial statements of MGT Capital Investments, Inc. (formerly Medicsight, Inc) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, for a fair statement have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2007. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated.

MGT Capital Investments, Inc is a holding company in the global Healthcare Information Technology sector (“HCIT”).  We currently have two subsidiary operations that we are majority shareholders in.

The Company has incurred significant operating losses since inception and has just commenced generating revenue from operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $215,456,000 at September 30, 2007. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities.

2. Summary of Significant Accounting Policies

As of September 30, 2007, there have been no material changes to any of our significant accounting policies, except that we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements.  Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007.

Revenue Recognition

Medicsight PLC

The Company recognizes revenue in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the AICPA, and SEC Staff Accounting Bulletin No. 104. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable, and collectability is probable.

License fee revenue is derived from the licensing of computer software. Maintenance revenue is derived from software maintenance. The Company’s software licenses are generally sold as part of an arrangement that includes maintenance and support.

The Company licenses software and sells maintenance through visualization solution partners and original equipment manufacturers. The Company receives regular sales reports detailing the number of licenses sold by original equipment manufacturers, value-added resellers and independent distributors (collectively, “Resellers”) to end users. The Company generally offers terms that require payment 30 days from invoicing.

Provided revenue recognition criteria are met, license revenue from Resellers is recognized on a sell-in basis provided the Reseller i) assumes all risk of the purchase, ii) has the ability and obligation to pay regardless of receiving payment from the end user.

Additionally:

Software— Revenue from license fees is recognized when notification of shipment to the end user has occurred, there are no significant Company obligations with regard to implementation and the Company’s services are not considered essential to the functionality of other elements of the arrangement.

Services — Revenue from maintenance and support arrangements is deferred and recognized rateably over the term of the maintenance and support arrangements.

Multiple-Element Arrangements — The Company enters into arrangements with Resellers that include a combination of software products, maintenance and support. For such arrangements, the Company recognizes revenue using the residual method. The Company allocates the total arrangement fee among the various elements of the arrangement based on the fair value of each of the undelivered elements determined by vendor-specific objective evidence. The fair value of maintenance and support services is established based on renewal rates. In software arrangements for which the Company does not have vendor-specific objective evidence of fair value for all elements, revenue is deferred until the earlier of when vendor-specific objective evidence is determined for the undelivered elements (residual method) or when all elements for which the Company does not have vendor-specific objective evidence of fair value have been delivered.

As at 30 September 2007 we have $2,000 of deferred revenue relating to support and maintenance services (2006: $Nil).

Medicexchange

We recognize revenue from services rendered when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.

Deferred revenue is recorded when payments are received in advance of performing our service obligations.

As at 30 September 2007 we have $6,000 of deferred service revenue (2006: $Nil).

3. Principal activities

MGT Capital Investments, Inc (“MGT”) is a holding company in the global Healthcare Information Technology sector (“HCIT”).  We currently have a controlling interest in two companies: Medicsight PLC and Medicexchange.

Medicsight PLC (AIM: MDST)

Medicsight PLC (“Medicsight”) is a medical imaging software development company listed on the AIM Market of the London Stock Exchange (Ticker symbol “MDST”) that develops and commercializes enterprise-wide Computer-Aided Detection (“CAD”) applications to which analyze Computer Tomography (“CT”) scans for the early detection and measurement of colorectal polyps and lung lesions.

On June 21, 2007, Medicsight completed its Initial Public Offering on the AIM Market of the London Stock Exchange.  29 million new shares were issued to institutional and other investors at a price of £1.10 ($2.20) per share raising £32 million ($64 million) gross new money.  We incurred fees of £1.6 million ($3.2 million), including $298,000 with Asia IT Capital Investments Limited “Asia IT” (a related party).  £5.5 million ($11.1 million) of the net proceeds were used to repay debt (between Medicsight and MGT).  The remaining £24.9 million ($49.8 million) cash inflow from the IPO will be used for working capital and business development.

Immediately prior to the Medicsight IPO, MGT sold down, by private placement (via Asia IT — a related party) 11.7 million of its Medicsight shares.  The shares were priced at £1.10 ($2.20) — the same price as the Medicsight PLC IPO. Gross proceeds on the private placement were $25.7 million.  We incurred fees with Asia IT (a related party) of $1.2 million, resulting in a net cash inflow of $24.5 million.  These proceeds were received in July 2007.

Consistent with the guidance of Staff Accounting Bulletin No. 51 we credited these proceeds to Additional Paid In Capital and Minority Interest and have not recognized any gain from the private placement of the Medicsight shares.

We believe we have sufficient capital tax loss carry forwards to offset the chargeable gain from this disposal.

After the private placement and the IPO, MGT holds 85 million (55%) of the 155 million issued share capital of Medicsight PLC.  On September 28, 2007, (the third quarter’s last trading day), Medicsight shares closed at a price of £1.10 ($2.25), valuing MGT’s 85 million shares at $191 million.

Medicexchange

Medicexchange provides medical imaging professionals with a global web portal containing an online sales channel for diagnostic, treatment and surgery planning solutions.  This combined with a variety of relevant clinical papers, training materials and content gives these professionals access to information and products that they otherwise would have difficulty accessing.

Medical imaging vendors are provided with a global online channel through which they can access a large community of medical imaging professionals in order to market and sell their product solutions.  The Medicexchange portal was launched in

November 2006, and is now a leading medical imaging news and product information provider in the following sectors: Breast, Cardiology, Abdominal-Pelvic, Neurology, Thoracic and Musculoskeletal.

MGT holds 22.5 million shares (73%) of the 30.8 million issued share capital of Medicexchange.  In fiscal 2006, Medicexchange raised £5 million ($10 million) through the issuance of 5 million shares at £1 each, valuing MGT’s holding at £22.5 million ($45 million).  Medicexchange’s shares are not publicly traded.

Investments at Cost

We have two cost based investments: Eurindia and XShares Group LLC.

In 2000, MGT invested in Eurindia PLC, (“Eurindia”) a UK Company that invested in IT start-up companies.  MGT has a 6% holding in Eurindia and account for this investment on a cost basis. In February 2007, we received a dividend of $206,000 ($0.35 per share).  In July, 2007 we received a dividend of $218,000 ($0.37 per share), which we recorded in Other Income. Eurindia has advised us that they intend to pay an additional dividend and then liquidate the company by December 31, 2007.

In the quarter ended September 30, 2007 we invested $1 million in the ordinary shares of XShares Group LLC, a pre-IPO investment advisor that creates, issues and supports exchange traded funds (ETF) with a particular healthcare specialty. We account for this investment on a cost basis.

Marketable securities

We have investments in portfolios of cash and marketable securities managed by AA+ rated private banks.  In the nine months ended September 30, 2007 the Company invested in available for sale marketable securities, which at September 30, 2007 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Amount

At December 31, 2006	$4,533	$445	—	$4,978	$4,978
At September 30, 2007	$138	$1	—	$139	$139

The increase in net unrealized holding gains on available-for-sale securities in the nine months ended September 30, 2007 was $1,000 which was charged to accumulated other comprehensive income.

On July 28, 2007, we converted all but $139,000 of marketable securities into cash. The company intends to convert the remaining marketable securities into cash before year end.

4. Cash

We invest our cash in short term deposits with major banks.  At September 30, 2007 we held $99,624,000 in cash.  In the nine months ended September 30, 2007 we received $1,615,000 in interest income from the cash deposits.

5. Interest and other income

We had the following interest and other income amounts (in thousands):

	Three Months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Dividend income	$227	$—	$467	$—
Interest income	1,273	106	1,615	204
Total	$1,500	$106	$2,082	$204

6. Comprehensive Income (Loss)

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

	Three Months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Net loss as reported	$(2,506)	$(3,907)	$(9,807)	$(10,938)
Unrealized foreign exchange gain	1,284	121	1,581	58
Unrealized gain on marketable securities	16	86	302	133
Comprehensive loss	$(1,206)	$(3,700)	$(7,924)	$(10,747)

7. Income Taxes

We had the following income taxes payable (in thousands).

	Three Months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Current income taxes:
Federal	$224	—	$224	—
State	—	—	—	—
Foreign	—	—	—
	$224	—	$224	—

8. Segment reporting

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

Medicsight listed on the AIM Market of the London Stock Exchange on June 21, 2007.  AIM listing rules require Medicsight to publish results under International Financial Reporting Standards (“IFRS”) in UK Sterling (“GBP”).

The following is a reconciliation between Medicsight published financial statements and the US GAAP consolidated results (in thousands):

	Medicsight PLC	Medicsight PLC	Medicsight PLC	Medicexchange	Corporate and Other	Total
	(IFRS)	GAAP Adj’ts	(US GAAP)	(US GAAP)	(US GAAP)	(US GAAP)

Three months September 30, 2007
Net revenue to external customers	12	—	12	—	—	12
Operating loss	(3,817)	80	(3,737)	(1,122)	(133)	(4,992)
Assets	55,524	—	55,524	5,266	54,193	114,983

Three months September 30, 2006
Net revenue to external customers	—	—	—	—	—	—
Operating loss	(1,136)	83	(1,053)	(2,017)	(1,058)	(4,128)
Assets	2,189	—	2,189	7,710	18,465	28,364

Nine months September 30, 2007
Net revenue to external customers	12	—	12	—	—	12
Operating loss	(10,872)	434	(10,438)	(3,035)	(636)	(14,109)
Assets	55,524	—	55,524	5,266	54,193	114,983

Nine months September 30, 2006
Net revenue to external customers	—	—	—	—	—	—
Operating loss	(6,746)	252	(6,494)	(4,376)	(387)	(11,257)
Assets	2,189	—	2,189	7,710	18,465	28,364

The principle GAAP adjustments being the accounting for stock options and cumulative translation adjustments.

The main operations and fixed assets of Medicsight and Medicexchange are in the UK.

9. Stock-Based Compensation

We have issued stock options from our subsidiary companies.

Medicsight PLC

Plan A — on February 26, 2003 we approved stock option plan “A” and in the period ended June 30, 2005 granted options for 2,971,000 shares to employees.

Plan B — between July 1, 2003 and March 31, 2005 we granted options for 3,420,500 shares under stock option plan “B”. Subsequently on August 15, 2005, we approved the stock option plan “B”.

Plan C — between April 1, 2005 and June 30, 2006 we granted options for 515,000 shares under the stock option plan “C”. On August 15, 2005, we approved stock option plan “C”.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from date of grant.

Plan D — on July 13, 2006 we approved stock option plan “D” and granted options for 1,375,000 shares under this plan.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant.

Plan E — on February 22, 2007 we approved and granted options for 5,900,000 shares under stock option plan “E”.  Options under this plan vest in equal one thirds after employees have been employed for 12, 24 and 36 months from the grant date.

Plan F — on May 16, 2007 we approved and subsequently granted options for 350,000 shares under stock option plan “F”.  Options under this plan vest in equal one thirds after employees have been employed for 12, 24 and 36 months from the grant date.

Medicexchange PLC

We have two stock option plans in Medicexchange.

Plan A — on July 13, 2006 we approved Medicexchange stock option plan “A” and granted options for 950,000 shares under this plan.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant.

Plan B — on July 26, 2007 we approved Medicexchange stock option plan “B” and granted options for 300,000 shares under this plan. Options issued under this plan vest equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant.

The shares in Medicexchange are not publicly traded.

The following assumptions were used to estimate the fair value assumptions for both Medicsight and Medicexchange:

For all periods shown

Dividend yield	0.0%
Expected volatility	59% – 65%
Risk-free rate	4.65% – 5.75%
Expected life of options	Up to 4 years
Forfeiture rates used	0% to 36%
Weighted-average grant-date fair value—Medicsight Plan E	£0.26 ($0.51)
Weighted-average grant-date fair value—Medicsight Plan F	£0.33 ($0.65)
Weighted-average grant-date fair value—Medicexchange Plan B	£0.51 ($1.05)

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

The following table summarizes stock option activity for the nine months ended September 30, 2007 and the year ended December 31, 2006 under all option plans:

	Outstanding		Exercisable
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Outstanding at December 31, 2005	4,146,200	£1.00 ($1.96)	3,362,850	£1.00 ($1.96)

Granted	2,610,000	£1.05 ($2.06)
Exercised	—	—
Forfeited	(1,716,200)	£1.00 ($1.96)

Outstanding at December 31, 2006	5,040,000	£0.91 ($1.79)	2,256,200	£1.00 ($1.96)

Granted	6,550,000	£0.54 ($1.05)
Exercised	—	—
Forfeited	(1,245,000)	£0.71 ($1.39)

Outstanding at September 30, 2007	10,345,000	£0.60 ($1.17)	2,221,667	£0.72 ($1.42)

The following is a summary of the status of the stock options outstanding at September 30, 2007:

	Outstanding Options			Exercisable Options
	Number	Remaining Contractual Life (years)	Average Exercise Price	Number	Average Exercise price

Medicsight Plan A	488,000	5.8	£0.75 ($1.54)	488,000	£0.75 ($1.54)
Medicsight Plan B	897,000	7.0	£0.75 ($1.54)	897,000	£0.75 ($1.54)
Medicsight Plan C	235,000	7.8	£0.75 ($1.54)	111,667	£0.75 ($1.54)
Medicsight Plan D	1,375,000	8.8	£0.83 ($1.70)	458,333	£0.83 ($1.70)
Medicsight Plan E	5,900,000	9.4	£0.50 ($1.02)	—	—
Medicsight Plan F	350,000	9.7	£0.75 ($1.54)	—	—
Medicexchange Plan A	800,000	9.0	£0.40 ($0.82)	266,667	£0.40 ($0.82)
Medicexchange Plan B	300,000	9.8	£1.00 ($2.05)	—	—

On February 22, 2007 we modified the exercise price of 50% of the shares in Medicsight PLC under plans “A” through to “C” from £1.00 to £0.50 per share. On February 22, 2007 we modified the exercise price of 50% of the shares in Medicsight PLC under plan “D” from £1.10 to £0.50 per share. No other terms and conditions of the shares within these plans were modified. The total modification charge for the nine months ended September 30, 2007 was $148,000.

We recorded the following amounts related to share-based expenses in the Statement of Operations for the following periods (in thousands):

	Three Months ended September 30,	Three Months ended September 30,	Nine Months ended September 30,	Nine Months ended September 30,
	2007	2006	2007	2006

Selling, general and administrative	$133	$170	$806	$353

Research and development	$78	$—	$123	$—

Total	$211	$170	$929	$353

No compensation costs were capitalized.

The aggregate intrinsic value for options outstanding and exercisable at September 30, 2007 was approximately $1,645,000.

A summary of non-vested options at September 30, 2007 and the change during the nine months ended September 30, 2007 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2007	2,783,800	£0.41 ($0.82)
Granted	6,550,000	£0.28 ($0.55)
Vested	(945,467)	£0.42 ($0.83)
Forfeited	(265,000)	£0.32 ($0.63)
Non-vested at September 30, 2007	8,123,333	£0.30 ($0.61)

At September 30, 2007, there was $4,851,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the option plans.  The cost is expected to be recognized over a weighted average period of 3.7 years.

10. Minority Interest

The company has minority investors in both Medicexchange and Medicsight PLC as follows (in thousands):

	Medicsight	Medicexchange	Total

Minority Interest at January 1, 2007	$12,359	$9,351	$21,710
Medicsight — MGT Share private placement	5,097	—	5,097
Medicsight minority interest share of IPO equity	61,018	—	61,018
Minority share of operating losses	(1,901)	(543)	(2,444)
Medicexchange China — incorporation	—	30	30
Minority Interest at September 30, 2007	$76,573	$8,838	$85,411

11. Related Party Transactions

A brother of Tim Paterson-Brown (our Chief Executive Officer) is a director of Asia IT Capital Investments Ltd.

In the six months ended June 30, 2007 we used Asia IT Capital Investments Ltd to raise equity finance in the Medicsight PLC IPO and also in the private placement of Medicsight PLC shares.

We incurred $298,000 of IPO fees from Asia IT Capital Investments Ltd, which we paid in June 2007. We incurred $1,158,000 of private placement fees from Asia IT Capital Investments Ltd which were unpaid at June 30, 2007.  We had a receivable of $25,736,000 due from Asia IT Capital Investments Ltd, which consisted of the consideration from the MDST pre-IPO private placement.  This amount was received in full in July 2007.

Tim Paterson-Brown is also a Non-executive Director of Accsys Technologies PLC, which has a subsidiary company Titan Wood Limited. Titan Wood Limited rents space in 66 Hammersmith Road. In the nine month period ended 30 September 2007, $192,000 of office related costs were recharged to Titan Wood Limited. At September 30, 2007 there was a balance receivable from Titan Wood Limited of $50,000, of which $23,000 remains unpaid. This is payable within 30 days under the terms of the invoice.

12. Lease Commitments and Security Deposit

On August 25, 2006, we executed a 10 year agreement with Pirbright Holdings Limited, to lease 8,787 square feet of office space at the Kensington Centre, 66 Hammersmith Road, London W14 8UD, UK, and simultaneously vacated our previous corporate office (46 Berkeley Square, London W1J 5AT, UK).

Under this new lease agreement our UK property rent, services and related costs will be approximately £330,000 ($675,000) per annum, paid quarterly in advance.  We have the right to terminate this agreement on the expiry of the fifth year of the lease.  Our annual rent is subject to upward only review on August 24, 2011.

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

The following is a schedule of the future minimum rental payments required under operating leases that have initial or remaining non cancellable terms in excess of one year (in thousands):

Year Ending December 31,
2007	$166
2008	674
2009	497
2010	468
2011	186
Later Years	1,948
Total Minimum	$3,939

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

In February 2007, the FASB issued SFAS No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities ”
(“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact the adoption of SFAS No.159 will have on its financial position and results of operations.

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

MGT is a holding company in the global Healthcare Information Technology (“HCIT”) market.  We have two subsidiaries, Medicsight and Medicexchange.

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

Medicsight’s Product Development Focus

Developing technology that is used alongside Multi Detector Computer Tomography (MDCT) scanners that enables the early detection of colon and lung cancers has been the core focus of the Company’s product development given MDCT Scanning is clinically recognized as a reliable, non-invasive examination for the detection of colon and lung cancer.

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

Clinical Validation

Colon CAD

Medicsight’s Colon CAD research focuses on the accurate identification of colon polyps. A recent clinical research study showed the Medicsight ColonCAR™ system to have superior detection characteristics when compared with three experienced (human) readers and our software performance has been peer reviewed and commended in a majority of the top internationally recognized medical journals.

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

Published data describe a per-patient sensitivity of 96% for polyps 6mm and larger when the Medicsight CAD was tested by external validation — i.e. patient data completely unrelated to development of the product.  Data also shows that Medicsight CAD outperformed experienced readers, and was more time-efficient than conventional reading.  Medicsight has also published peer-reviewed data relating to successful automatic measurement of polyp diameter.  The single other peer-reviewed paper retrieved (from Siemens) found per-polyp detection rates of 82% for medium polyps and 100% for large, but using an internal validation methodology (i.e. the same data source was used to both train and test the software).

19 abstracts of research findings presented at key scientific medical meetings were identified.  Medicsight PLC was again the largest single contributor (9 abstracts, 47% of total).  Moreover, the three remaining independent CAD companies contributed only a single abstract between them. The remaining 9 abstracts were from CT scanner vendors — 8 from Siemens, 1 from Philips. 7 studies examined the effect of CAD on reader decision-making; 3 from Medicsight, 3 from Siemens, and 1 from Median Technologies.  The largest study was from Medicsight (10 readers, 107 patients), which found that CAD significantly increased per-patient and per-polyp sensitivity without a significant detrimental effect on specificity.  The next largest study was presented by Siemens (7 readers, 30 patients). While sensitivity was improved significantly, the authors claimed a detrimental effect on specificity.

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

These results have been crucial in developing Medicsight’s CAD products to meet the absolute requirements of clinical end users, and in driving the use of CAD in routine clinical practice.  To facilitate this collaborative program, during 2006 Medicsight held international Medical Advisory Board meetings with key luminaries and practitioners in the fields of CT colonography and lung disease. Medical Advisory Board meetings took place in Europe, North America and Japan, drawing together international expertise and understanding of the current and future clinical requirements and vision for CAD and medical image analysis software.

The use of Medicsight’s products in clinical practice has seen the recent introduction of Medicsight ColonCAD into the SIGGAR1 Trial in the UK.  SIGGAR1 is the largest multi-centre trial of its kind in the UK to date and compares CT colonography, optical colonoscopy and barium enema via a randomised controlled clinical trial.  Medicsight’s ColonCAD has also been introduced into the STIC Trial in France, a similar program investigating the medical and economic health benefits of CT colonography.  In mid 2007, the first CTC colorectal cancer screening program in Japan will commence and a key feature of this program will be the use of Medicsight’s ColonCAD.

The Company continues to work with internationally respected medical professionals who are experts in the fields of the colon and the lung.  These clinical relationships include:

Colon CAD Products

•                              Dr. David Burling at St. Mark’s Hospital, London

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

•                              Dr. Gen Iinuma at the National Cancer Centre, Tokyo

•                              Dr. Ning Wu at the Chinese Cancer Institute, Beijing

•                              Dr. Heidi Roberts at the University Health Network, Toronto, Canada

•                              Dr. Ryutaro Kakinuma at the National Cancer Centre, Tokyo

In a growing commitment to clinician education programs, Medicsight has also supported the European Society of Gastrointestinal and Abdominal Radiology (ESGAR) through active participation in ESGAR’s series of international CT Colonography workshops.  Workshops are targeted at both novices and those currently undertaking CTC practice and give attendees the opportunity to experience Medicsight ColonCAD with hands-on training using multiple Medicsight partner software systems.  Further educational involvement has come through Medicsight’s direct support of two Harvard Medical School, Department of Continuing Medical Education Virtual Colonoscopy courses in the United States.  Course delegates receive dedicated tutorials lead by CTC luminaries Dr’s Matt Barish and Michael Zalis of Harvard Medical School, and training on Viatronix software systems incorporating Medicsight ColonCAD.

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

e.                                Working with governments, international health organisations and medical institutions to promote the benefits of early disease detection and to publicise the potential for population screening programs to reduce premature deaths from diseases that can be curable if detected early in the disease process.

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

The Company has signed a number of non-exclusive global agreements for the distribution of its products with the following partners:

a.                                       Vital Images Inc. — ColonCAD™ has been successfully integrated into its CT colonography application which is part of the Vitrea software package;

b.                                      Viatronix Inc. — ColonCAD™ and LungCAD™  have been successfully integrated into its V3D™  Colon software;

c.                                       TeraRecon Inc. — which has successfully integrated ColonCAD™ and LungCAD™ into its Aquarius family of medical imaging applications;

d.                                      3mensio Medical Imaging BV — which has integrated LungCAD™ in the 3viseon range of products Medicsight is also in discussion with a number of other major imaging companies and expects to finalise distribution agreements in Japan and Europe over the coming months.

e.                                       Barco NV — ColonCAD has been integrated into Barco’s Colonmetrix solution and will be sold as standard with every Colonmetrix solution going forward.

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

d.                                      R2 (USA) — has developed a Lung CAD product that is FDA approved.

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

After the private placement and the IPO, MGT holds 85 million (55%) of the 155 million issued share capital of Medicsight PLC.  On September 30, 2007, Medicsight PLC shares closed at a price of £1.10 ($2.25), valuing MGT’s 85 million shares at $191 million.

Medicexchange (“MDX”)

Medicexchange provides medical imaging professionals with a global web portal containing an online sales channel for diagnostic, treatment and surgery planning solutions. This combined with a variety of relevant news, jobs, clinical papers, training materials and content gives these professionals access to information and products that they otherwise would have difficulty accessing.

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

Benefits for Radiologists

Medicexchange adds value for radiologists by delivering a centralized meeting place for news, clinical information, jobs products and collaboration.

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

•                                          Exclusive sponsor of the AuntMinnie software center

•                                          Exclusive agreement with Chinese Journal of Radiology

•                                          Over 850% growth in monthly traffic since January 2007

•                                          Agreements signed with Medical Imaging vendors to list their products on Medicexchange.com

•                                          Agreements signed with Chinese dealer network giving access to 80% of Tier 1 and Tier 2 hospitals in Chinese urban centers

•                                          Over 200 providers now supplying the Medicexchange site with updated news and articles

•                                          Agreement signed with Valley Forge to sell online advertising.

•                                          Agreement signed with Vivalog technologies to supply clinical cases.

Employees

As of September 30, 2007, the Company and its subsidiaries had 77 employees, all of whom are full-time employees.  Our employees are not part of a union.  We believe that we have an excellent relationship with our employees.

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

We have filed applications to register “Medicsight”™ , “Medicsight Colon Screen”™ , “Medicsight Heart Screen”™ ,  “Medicsight Lung Screen”™ , “Medicsight Colon CAR”™ , “Medicsight Lung CAR”™ , “Medicsight Computer Assisted Reader”™ , “Medicsight See More, Save More”™ , “Lung CAR”™, “Medicsight ImageView”, “MedicRead”,  “Medicexchange™”, and “MedicView” as trademarks in the United Kingdom, the European Community and the United States, and in a number of other countries.  These trademarks are important to the corporate identity in connection with Medicsight CAD.

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

In the nine months ended September 30, 2007 and 2006 the Company expensed $1,576,000, and $1,634,000 respectively for research and development expenses for its products.  We cannot predict the amount of additional expenditures that will be necessary prior to achieving commercialization of our products.

General

MGT was originally incorporated as a Utah corporation in 1977 and was re-incorporated in Delaware in 2000.  At September 30, 2007 the Company’s authorized share capital was 75,000,000 shares of common stock, par value of $0.001.

In January 2007 the Company increased its authorized share capital from 40,000,000 shares to 75,000,000 shares of common stock, par value $0.001 and changed its name from Medicsight, Inc. to MGT Capital Investments, Inc.  At September 30, 2007, 38,900,383 shares of common stock had been issued.

Our principal executive office is located at Kensington Centre, 66 Hammersmith Road, London W14 8UD, United Kingdom, telephone 011-44-207-605-7950, facsimile 011-44-207-605-7951.

Our web address is www.mgtci.com.  Information on our website is not deemed to be a part of this Quarterly Report.

Critical Accounting Policies and the Use of Estimates

We believe there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2007 as compared to our previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Revenue Recognition

We follow specific and detailed guidelines in determining the proper amount of revenue to be recorded; however, certain judgments affect the application of our revenue recognition policy. Revenue results are difficult to predict, and any delay in recognizing revenue could cause our operating results to vary significantly from period to period.

The significant judgments for revenue recognition typically involve determining the exact date when licenses are sold to end users and the date from which support and maintenance commences. In addition, our transactions often consist of multiple element arrangements, which must be analyzed to determine the fair value of each element, the amount of revenue to be recognized initially, and the period and conditions under which deferred revenue should be recognized.  As a result, if facts and circumstances change that affect our current judgments, our revenue could be materially different in the future.

We recognize revenue in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the AICPA, and SEC Staff Accounting Bulletin No. 104. We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when we have persuasive evidence of an arrangement, the product has been provided to the customer, the sales price is fixed or determinable, and collectability is probable.

Income Taxes

Although we have pre-tax losses for financial reporting purposes for the nine months ended 30 September 2007, there are still income taxes payable. These have been derived from tax on interest income and dividend income earned within the parent company accounts of MGT.

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

Results of Operations

Revenues

For the nine months ended September 30, 2007 and September 30, 2006 our revenues from operations were $12,000 and $nil, resulting from the sale of Medicsight software licenses.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses from continuing operations were (in thousands):

	Three Months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Selling, general and administrative expenses	$4,564	$3,634	$12,545	$9,623

Our selling, general and administrative expenses have increased as we expand our international commercial operations.  The significant elements being: (a) an increase in people related costs on the prior period as we paid an IPO bonus to Medicsight PLC employees of $890,000 in June 2007; (b) an increase in stock option costs due to the E and F grants in Medicsight PLC and Plan B grants in Medicexchange and the modifications made in February 2007 to the existing A to D option plans in Medicsight PLC.

Research and Development (in thousands):

	Three Months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Research and development expenses	$440	$494	$1,576	$1,634

Private placement of Medicsight PLC shares

In June 2007, immediately prior to the IPO of Medicsight PLC, we sold by a private placement via Asia IT Capital Investments Ltd (a related party), 11.7 million of our Medicsight PLC shares. The shares were priced at £1.10 ($2.20) — the same price as the Medicsight IPO. Gross proceeds on the private placement were $25.7 million.  We incurred fees with Asia IT Capital Investments Ltd (a related party) of $1.2 million, resulting in a net cash inflow of $24.5 million.  These proceeds were received in July 2007.  We believe we have sufficient capital tax loss carry forwards to offset the chargeable gain from this disposal.

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

Liquidity and Capital Resources

Working Capital Information (in thousands):

	September 30, 2007	December 31, 2006
	(unaudited)

Cash & Marketable Securities	99,763	24,735

Current Assets	100,580	25,306
Current Liabilities	(3,726)	(3,378)
Working Capital Surplus	96,854	21,928

Ratio of Current Assets to Current Liabilities	27	7.5

As of September 30, 2007 we had $99,624,000 in cash (compared to $10,955,000 at September 30, 2006) and $139,000 in marketable securities compared to $3,644,000 at September 30, 2006.

Net cash used in operating activities was $(10,953,000) for the nine months ended September 30, 2007 ($10,656,000 for the nine month period ended September 30, 2006). This resulted primarily from:

a.                                        our net loss of $9,807,000 compared with a net loss of $10,938,000 for the nine month period ended September 30, 2006;

b.                                       adjusted for depreciation and stock-based compensation expenses (non cash items) of $1,184,000 ($557,000 for the nine month period ended September 30, 2006);

c.                                        an overall increase in current assets and liabilities (excluding cash items) of $108,000 in the period ended September 30, 2007 compared to $171,000 ( reduction) for the period ended September 30, 2006.

d.                                       loss attributable to minority interest of $2,444,000 for the nine month period September 30, 2007 compared to $115,000 as at September 30, 2006.

Net cash provided in investing activities was $3,730,000 for the nine months ended September 30, 2007 and $91,000 for the nine months ended September 30, 2006 consisted primarily of:

e.                                       in the nine months ended September 30, 2007 we received $5,141,000 from the sale of available for sale marketable securities as compared to $(3,511,000) which was used for purchases of available for sale marketable securities for the nine month period ended September 30, 2006;

f.                                       in the nine months ended September 30, 2007 we used $(411,000) in capital expenditure ($398,000) for the nine months ended September 30, 2006.

g.                                    in the nine months ended September 30, 2007 we used $(1,000,000) for the purchase of Investments at Cost.

h.                                      September 30, 2006 included a cash inflow of $4,000,000 representing cash held for common stock subscribed but not issued.

Net cash flows provided by financing activities of $85,611,000 for the nine month period ended September 30, 2007 (compared to $14,285,000 provided by financing activities for the nine months ended September 30, 2006). This primarily consisted of a cash inflow of $85,618,000 (net of commissions) relating to the IPO of Medicsight PLC. Net proceeds from the issue of shares in the nine month period ended September 30, 2006 totalled $17,898,000.

The company considers that current cash flows are adequate to cover the business operations for the next twelve months.

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

Item 4.                                           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as of September 30, 2007.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the nine months ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation during the quarter ended September 30, 2007 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has had only a limited operating history and has only just started generating revenues from its continuing operations upon which an evaluation of its prospects can be made.  The Company’s prospects must be considered keeping in mind the risks, expenses and difficulties frequently encountered in the establishment of a new business in constantly changing industry.  There can be no assurance that the Company will be able to achieve profitable operations in the foreseeable future or at all.

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

Financial Risk

The Company has incurred significant operating losses since inception and has just commenced generating revenues from continuing operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit at September 30, 2007.  The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities and borrowed funds.  While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products the Company develops and markets will be accepted by consumers.

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

In the nine months ended September 30, 2007 no shares in common stock were issued.

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

(b )                                                      Reports on Form 8-K

None

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT Capital Investments, Inc.

	By:	/s/ TIM PATERSON-BROWN
Tim Paterson-Brown
Chief Executive Officer

	By:	/s/ ALLAN ROWLEY
Allan Rowley
Chief Financial Officer

November 7 , 2007