Form 10-K
period 2007-12-31
MGT CAPITAL INVESTMENTS INC
filed 2008-03-17
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
 SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

MGT CAPITAL INVESTMENTS INC.

(Exact Name of Registrant as Specified in its Charter)

(formerly Medicsight Inc.)

Delaware	0-26886	13-4148725
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

Kensington Centre, 66 Hammersmith Road, London W14 8UD, United Kingdom
(Address of principal executive offices, including zip code)

011-44-207-605-1151
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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer,” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated filer ☒	Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Act).    Yes    ☐    No    ☒

As of June 30, 2007, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $75,611,000.

The common stock is the registrant’s only class of stock.

As of March 17, 2008 the number of shares of common stock, par value $0.001 per share, of MGT Capital Investments, Inc. issued and outstanding was 38,294,982.

MGT Capital Investments Inc.

Form 10-K

All financial amounts are in thousands except share and per share data.

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

PART I

ITEM 1                                                        BUSINESS

MGT Capital Investments, Inc (“MGT”, “we”, “us” or “the Company”), is a holding company in the global Healthcare Information Technology (“HCIT”) sector.  We currently have a controlling interest in our two main operating subsidiaries: Medicsight PLC (“Medicsight”) and Medicexchange PLC (“Medicexchange”).  We also have wholly owned subsidiaries MGT Capital Investments (UK) Limited, MGT Investments (Gibraltar) Limited, Medicexchange Inc., Medicsight Nominees Limited, HTTP Tech Inc. and Medical Vision Systems Inc.

•                  Medicsight and its wholly owned subsidiaries is a medical imaging software development company listed on the AIM market of the London Stock Exchange (Ticker symbol “MDST”) that develops and commercializes enterprise-wide Computer-Aided Detection (“CAD”) applications which analyze Computer Tomography (“CT”) scans to assist radiologists in the early detection and measurement of colorectal polyps and lung lesions.  The Company holds 85 million shares (55%) of the 155 million issued share capital of Medicsight.

•                  Medicexchange and its majority owned subsidiaries provide medical imaging professionals with a global web portal containing an online sales channel for diagnostic, treatment and surgery planning solutions.  This combined with a variety of relevant clinical papers, training materials and content gives these professionals access to information and products that they otherwise would have difficulty accessing.  The Company holds 22.5 million shares (73%) of the 30.8 million issued share capital of Medicexchange.  Medicexchange’s shares are not publicly traded.

Medicsight

Medicsight is a medical imaging software development company and one of the world’s leading developers of enterprise-wide CAD software which analyzes CT scans to assist radiologists in the early detection and measurement of lung lesions and colorectal polyps.

Early detection of cancer is the key to better prognosis, less invasive and lower treatment costs, and higher survival rates.  Our CAD software applications are intended to aid clinicians in the early detection of potential abnormalities.

Medicsight has focused on two of the leading causes of death, colorectal cancer (also known as colon or bowel cancer) and lung cancer.

Colon Cancer

World Health Organization data shows that colon cancer causes 655,000 deaths each year. Colon cancer is one of the most prevalent cancers in western countries, and is likely to grow faster in developing countries whose populations are consuming more and more of a western style diet.  If detected early enough, 90 percent of cases can be 100 percent curable. Many western countries operate colon cancer screening programs, and Computer Tomography Colonography (“CTC”) is ideally suited for population screening of asymptomatic adults.

Lung Cancer

Lung cancer is the most common and deadliest of all cancers.  Worldwide 1.3 million cases of lung cancer are diagnosed each year, and the disease accounts for 17.1 per cent of all global cancer deaths.  The link between smoking and lung cancer has long been accepted.  Clinical research has shown that if detected early and treated, there is more than an 85 per cent chance of a ten year survival rate from lung cancer.  As smoking increases in Asia, it is predicted that the number of cases of lung cancer diagnosed each year in Asia will dramatically increase over the next decade.

Products

Medicsight develops and markets ColonCAD, LungCAD and a new MedicRead visualization software application.  The ColonCAD and LungCAD software (and their previous versions, ColonCAR and LungCAR) are application programmable interfaces (“APIs”) which have been seamlessly integrated into our partners’ advanced 3D visualization workstations to give the clinical user a combined visualization and detection solution.

ColonCAD

During the year Medicsight’s Research and Development Team made a number of enhancements to ColonCAD.  This has resulted in a further improvement in its detection rate of colonic polyps.  According to a recent study, ColonCAD has demonstrated a sensitivity of 85% for colonic polyps of size 5mm and larger, and 95% for polyps of 10mm and larger. Polyp size is the main criterion for follow-up action on a positive finding; polyps in the 6 to 9 mm range are monitored whilst 10mm or greater polyps are recommended for optical colonoscopy follow-up and possible removal. This is our most sensitive ColonCAD release to date and has been integrated into the visualization workstations of our partners.  We believe that this version of Medicsight ColonCAD is one of the world’s leading colon CAD solutions.  The product has been developed and validated using a large database of CT scans from hospitals around the world and has been assessed in many clinical studies, the results of which have been published in peer-reviewed publications and at leading radiology conferences.

LungCAD

In 2007 we enhanced our LungCAD software application, complementing our LungCAD nodule detection and measurement tools with additional features to create a disease management suite which we believe will meet the clinical needs of lung imaging specialists.

MedicRead

In May 2007 we launched MedicRead Colon — which is Medicsight’s own advanced visualization software application.  MedicRead Colon can be deployed either on a standalone basis or into an existing clinical IT infrastructure.  We believe MedicRead Colon is a flexible option for hospitals and clinics unable to invest large capital sums in new image analysis infrastructure.  The next version of the product will be released in 2008.

Clinical Activity

Medicsight’s clinical team continued its work with Medicsight’s global network of medical luminaries.  Medicsight’s ColonCAD application is involved in a number of government-funded studies looking at the sensitivity of CTC and the comparison of CTC with existing imaging methods for the early detection of colorectal cancer.

The British Special Interest Group in Gastrointestinal and Abdominal Radiology (“SIGGAR”) finished recruiting patients in November 2007 for the largest UK randomized control trial to date. Medicsight CAD is the only CAD product to be involved in this trial which compares CTC with Optical Colonoscopy and Barium Enema x-ray.  Results are expected to be available in mid-2008.

The Medicsight ColonCAD software is also integrated into the visualization software used to read CTC examinations for the French STIC trial “Sciences et Technologies de l’information et de la Communication (Information and Communication Science and Technology)”.  Recruitment for this trial will continue throughout 2008.

The Japanese National Cancer Centre in Tokyo has adopted Medicsight ColonCAD for the first CTC colon cancer screening program in Japan.

In Japan, Medicsight supported, in co-operation with Toshiba Medical Systems (“Toshiba”), two CTC training workshops at the Japanese Radiological Society (“JRS”), the largest Japanese radiology congress, and the Japan Digestive Disease Week (“JDDW”) conference, the largest Japanese gastroenterological conference. Within the training programs, the effectiveness of ColonCAD was demonstrated reflecting the way it is used at the Japanese National Cancer Centre, Tokyo.  As a result of the success of these workshops, additional training programs are planned for 2008.

There has also been significant progress in the USA in relation to the acceptance of CTC into mainstream medical practice.  In September 2007 the American College of Radiology Imaging Network (“ACRIN”) concluded a national trial in the USA to clinically validate the widespread application of CTC as a screening tool for the detection of colon cancer.  The preliminary results have shown the benefits of CTC in both clinical and economic terms.  A further study conducted by the University of Wisconsin Medical Center, the results of which were published in the New England Journal of Medicine in October 2007, supported the use of CTC as a primary screening tool.  On 5 March 2008, the American Cancer Society (“ACS”) issued new Colorectal Cancer Screening guidelines recommending that CTC be added to the panel of tests that physicians have at their disposal when screening for colorectal cancer.  The ACS endorsement is expected to lead to routine reimbursement for CTC and to a material increase in the use of CTC for screening those populations who are most at risk of developing this devastating condition.

CTC as a diagnostic examination for the early detection of colorectal cancer is increasingly becoming accepted as mainstream clinical practice. The Virtual Screening for Cancer Act 2007 was introduced in the US Congress in December 2007.  If passed into law, the bill would allow CTC to form part of the US government’s Medicare program and under certain circumstances would allow full reimbursement.  This measure should increase the number of CTC examinations performed in the US and provide a significant revenue opportunity for Medicsight.  The Company is monitoring this development closely.

Medicsight’s products have been profiled at major international radiology conferences throughout 2007.  The Company exhibited its ColonCAD and MedicRead Colon applications at (a) the Radiological Society of North America (“RSNA”) annual meeting in Chicago in November 2007; (b) the European Congress of Radiology (“ECR”) annual meeting (Vienna, March 2007); and (c) the European Society of Gastrointestinal and Abdominal Radiology (“ESGAR”) in June 2007; as well as exhibiting at other international radiology conferences.

In 2007 Medicsight continued its support of education within the international medical community by sponsoring US and European CTC workshops.  These workshops train radiologists to interpret CTC images using the latest visualization and CAD technology.

Regulatory Environment

Our CAD software applications are medical devices and require local regulatory approvals. In the USA, the Food and Drug Administration (FDA) is the regulatory authority. In Europe, regulatory approval is gained through Conformité Europeène (CE) marking. Other markets such as China (SFDA — State Food & Drug Administration); Japan (MHLW — Ministry of Health, Labor and Welfare); Australia (TGA — Therapeutic Goods Administration); South Korea (KFDA — Korea Food & Drugs Administration); and Canada (CMDCAS — Canadian Medical Device Conformity Assessment System) have their own regulatory bodies, but these countries often require foreign applicants to show evidence of an existing CE or FDA approval for a product before gaining approval in the local market.

At the beginning of 2007 the Company’s ColonCAD and LungCAD products had regulatory approval only in the European Union (CE Marking).

During 2007 the Company was granted Medical Device Licenses from the Therapeutic Products Directorate of Health in Canada and from the Department of Health and Ageing Therapeutic Goods Administration of Australia for ColonCAD, LungCAD and MedicRead Colon; and MedicRead Colon was CE Marked in the European Union.

Applications are ongoing for FDA clearance in the USA and for regulatory approval in China, Japan and Brazil.  These are expected to be granted in 2008.

Markets & Opportunity

We market our ColonCAD and LungCAD products through partners.  The Company has signed a number of non-exclusive integration and distribution agreements with the following visualization partners:

•                  Vital Images Inc — ColonCAD has been integrated into Vital’s CTC application which is part of the Vitrea software package;

•                  TeraRecon Inc —have successfully integrated ColonCAD and LungCAD into the Aquarius family of medical imaging applications;

•                  Viatronix Inc — ColonCAD and LungCAD have been successfully integrated into the Viatronix V3D Colon and V3D Explorer software;

•                  3mensio Medical Imaging BV — have integrated ColonCAD and LungCAD into the 3viseon application;

•                  Barco NV - have integrated ColonCAD into the Voxar 3D ColonMetrix application.

In February 2008 Medicsight signed a Preliminary Agreement with the System Integration (PACS) Division of Toshiba for the resale of MedicRead Colon in Japan.

Medicsight is also in discussion with a number of other major imaging companies and expects to finalize distribution agreements in America, Asia and Europe in 2008.

Revenue and Growth Strategy

The year ended December 31, 2007 saw Medicsight book its first ColonCAD revenues through its partners in Europe.  We plan to build on this and accelerate revenues through:

•                  signing new distribution agreements for the Colon and Lung CAD products and the MedicRead applications;

•                  continuing to invest in improved clinical awareness and validation;

•                  working with governments, international health organizations and medical institutions to promote the benefits of early disease detection and to publicize the potential for population screening programs to reduce premature deaths from diseases that can be curable if detected early in the disease process;

•                  actively promoting CAD through support of accredited training programs;

•                  introducing additional products into the Company’s portfolio by a combination of internal research and development and acquisitions.

Competition

The Company’s competitors can be divided into two categories: (a) MDCT scanner manufacturers such as GE, Hitachi, Philips, Siemens and Toshiba; and (b) independent CAD software providers.

A number of MDCT manufacturers offer CAD solutions that are available in European markets, however currently the only FDA approved CAD is Siemens Lung CAD.

In the CAD vendor market, there are a number of small, independent software providers, which include:

•                  im3D (Italy) — have developed a Colon CAD product that is CE certified but not FDA cleared;

•                  Median Technologies (France) — have developed a Colon CAD product and a Lung CAD (CAD-lung) — both have CE approval but not FDA clearance;

•                  Hologic Inc. (R2) (USA) — have developed a Lung CAD product that is FDA approved.

Medicsight’s admission to the AIM Market of the London Stock Exchange

On June 21, 2007, Medicsight completed its initial public offering on the AIM Market of the London Stock Exchange.  29 million new shares were issued to institutional and other investors at a price of £1.10 ($2.20) per share raising £32,000  ($64,115) gross new money.  Medicsight incurred fees of £1,550 ($3,096), including fees of $298 with Asia IT Capital Investments Ltd (a related party).  £5,500 ($11,100) of the net proceeds were used to repay debt (between Medicsight and the Company).  The remaining £24,900 ($49,800) cash inflow from the IPO will be used for working capital and business development.

Immediately prior to the Medicsight IPO, the Company sold down, by private placement 11.7 million of its Medicsight PLC shares.  The shares were priced at £1.10 ($2.20) — the same price as the Medicsight IPO.  Gross proceeds on the private placement were £12,845 ($25,736).  We incurred fees with Asia IT Capital Investments Ltd (a related party) of £578 ($1,167).  These proceeds were received on July 27, 2007.

After the Company’s private placement and the Medicsight IPO, the Company holds 85 million (55%) of the 155 million issued share capital of Medicsight.  On December 31, 2007, Medicsight PLC shares closed at a price of £1.06 ($2.12), valuing MGT’s 85 million shares at $180,000.

Medicexchange PLC

Medicexchange PLC operates Medicexchange.com, an online portal for radiologists and medical imaging professionals.  Medicexchange PLC also has operations in Beijing, (China) offering western vendors a sales, regulatory and marketing route into the Chinese market place.

Medicexchange.com

Medicexchange.com was launched in November 2006 and provides users with: (a) daily news coverage from over 240 original author sources; (b) conference coverage including exclusive reports and interviews; (c) product and clinical community news; (d) job and recruitment boards; and (e) clinical product information and the opportunity to buy on-line.

Medicexchange.com is aimed at the estimated 1.2 million plus medical imaging professionals around the world, many of whom from market research stated a preference for the concept of web-based downloadable products and a “per use” pricing model.

China operations

In Fiscal 2007, Medicexchange opened an office in Beijing and has established a distribution network with access to over 1,000 distributors serving 80% of tier 1 and 2 urban hospitals.  Medicexchange now offers sales, marketing and regulatory affairs consulting services for medical vendors to enter the Chinese market.

Employees

As of December 31, 2007, the Company and its subsidiaries had 80 employees, all of whom are full-time employees.  Our employees are not part of a union.  We believe that we have an excellent relationship with our employees.

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

Medicsight has filed patent applications in the United Kingdom, the United States, the European Patent Office, Japan, South Korea, Australia, Canada, and under the International Patent Cooperation Treaty (which currently has 128 member countries) covering our core technologies and their applications.  We have recently filed new patent applications covering technology of both Medicsight CAD and Medicexchange and intend to continue filing new applications in the future.  Two patents have been granted in the US covering aspects of Medicsight CAD technology.  Although prior art searches have been carried out, we cannot provide assurance that any or all of the pending patents will be granted or that they will not be challenged, or that rights granted to us will actually provide us with advantage over our competitors. Medicsight actively reviews third party patents and is not currently aware of any that our products will infringe.

“Medicsight”®, “Medicsight Colon Screen”®, “Medicsight Lung Screen”®, “Medicsight Colon CAR”®, “Medicsight Lung CAR”®, “Medicsight Computer Assisted Reader” ®, “Medicsight See More, Save More” ® and “Lung CAR” ® have been registered as trademarks in the United Kingdom.  “Medicsight”®  has also been registered in the United States, the European Union, Australia, China and a number of other countries.  “MedicRead”® has been registered as a trademark in the European Union.  These trademarks are important to the corporate identity in connection with Medicsight CAD.

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

Financial Information about Medicsight and Medicexchange

Note 14 to the Consolidated Financial Statements provides information on the Company’s segment reporting.

General

MGT was originally incorporated as a Utah corporation in 1977 and was re-incorporated in Delaware in 2000.  At December 31, 2007 the Company’s authorized share capital was 75,000,000 shares of common stock, par value of $0.001.

In January 2007 the Company changed its name from Medicsight Inc. to MGT Capital Investments Inc.

At March 17, 2008, 38,294,982 shares of our common stock had been issued.

Our principal executive office is located at Kensington Centre, 66 Hammersmith Road, London W14 8UD, United Kingdom, telephone 011-44-207-605-1151, facsimile 011-44-207-605-1171.

Our web address is www.mgtci.com. Information on our website is not deemed to be a part of this Annual Report.

Available information

We will provide, upon request and free of charge, paper copies of our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including any amendments to the foregoing reports, as soon as is reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.  These materials along with our Code of Business Conduct and Ethics are also available through our corporate website at www.mgtci.com.  A copy of this annual report on Form 10-K is located at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The public may also download these materials from the Securities and Exchange Commission’s website at http://www.sec.gov.  Any amendments to, and waivers of, our Code of Business Conduct and Ethics will be posted on our corporate website.

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

We cannot assure you that MGT will be successful in commercializing the Medicsight CAD products or the Medicexchange portal, or if the products or the portal are commercialized, that they will be profitable to the Company. We face obstacles in commercializing the Medicsight CAD products and the Medicexchange portal and in generating operating revenues as detailed below.

MGT has had only a limited operating history and has just commenced generating revenue from operations upon which an evaluation of its prospects can be made. MGT’s prospects must be considered keeping in mind the risks, expenses and difficulties frequently encountered in the establishment of a new business in a constantly changing industry. There can be no assurance that MGT will be able to achieve profitable operations in the foreseeable future or at all.

MGT has identified a number of specific risk areas that may affect MGT’s operations and results in the future:

Technical Risks:  The Medicsight CAD system may not deliver the levels of accuracy and reliability needed, or the development of such accuracy and reliability may be delayed.

Market Risk:  The market for the Medicsight CAD products and Medicexchange.com may be slower to develop or smaller than estimated or it may be more difficult to build the market than anticipated. The medical community may resist Medicsight CAD and the Medicexchange.com products or be slower to accept them than we anticipate. Revenues from Medicsight CAD and Medicexchange.com may be delayed or costs may be higher than anticipated which may result in the Company requiring additional funding.

Regulatory Risks: The Medicsight CAD system is subject to regulatory requirements in the United States of America, Europe, Japan, China and our other targeted markets. Necessary regulatory approvals may not be obtained or may be delayed.  We may incur substantial additional cost in obtaining regulatory approvals for our products in our targeted markets.

Competitive Risk: There are a number of groups and organizations, such as software companies in the medical imaging field, MDCT scanner manufacturers, screening companies and other healthcare providers that may develop a competitive offering to the Medicsight CAD products and Medicexchange.com.  In addition these competitors may have significantly greater resources than MGT. We cannot make any assurance that they will not attempt to develop such offerings, that they will not be successful in developing such offerings or that any offerings they do develop will not have a competitive edge over Medicsight CAD products and Medicexchange.com.

Financial Risk: MGT has incurred significant operating losses since inception and has only recently commenced generating revenues from operations. As a result, MGT has generated negative cash flows from operations and has an accumulated deficit at December 31, 2007. MGT is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities and borrowed funds. While MGT is optimistic and believes appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products MGT develops and markets will be accepted by consumers.

Corporate Structure: MGT’s corporate structure may make it more difficult or costly to take certain actions. MGT conducts its business through: (a) Medicsight, a UK public company which is 55% owned by the Company, and through Medicsight’s subsidiaries in the United Kingdom, the United States, Japan and Gibraltar and; (b) the Medicexchange subsidiaries, in which MGT’s holdings range between 75% and 100%.  Although MGT, Medicsight and Medicexchange share some directors and management, they are required to comply with corporate governance and other laws and rules applicable to public companies in the United Kingdom and the United States.  Should MGT propose to take any action, such as a transfer or allocation of assets or liabilities between MGT and its subsidiaries, MGT would have to take into consideration the potentially conflicting interests of MGT’s stockholders and the minority stockholders.  This may deter MGT from taking such actions that might otherwise be in the best interest of MGT or cause MGT to incur additional costs in taking such actions. The subsidiary companies would not be able to pay dividends or make other distributions of profits or assets to MGT without making pro-rata payments or distributions to the respective minority stockholders.  Although neither the subsidiary companies nor MGT has plans to pay dividends or make distributions to its shareholders, MGT’s corporate structure may deter its subsidiaries from doing so in the future.

The protection of our intellectual property may be uncertain, and we may face possible claims of others: Although we have received patents and have filed patent applications with respect to certain aspects of our technology, we generally do not rely on patent protection with respect to our products and technologies. Instead, we rely primarily on a combination of trade secret and copyright law, employee and third-party nondisclosure agreements and other protective measures to protect intellectual property rights pertaining to our products and technologies. Such measures may not provide meaningful protection of our trade secrets, know-how or other intellectual property in the event of any unauthorized use, misappropriation or disclosure. Others may independently develop similar technologies or duplicate our technologies. In addition, to the extent that we apply for any patents, such applications may not result in issued patents or, if issued, such patents may not be valid or of value. Third parties could, in the future, assert infringement or misappropriation claims against us with respect to our current or future products and technologies, or we may need to assert claims of infringement against third parties. Any infringement or misappropriation claim by us or against us could place significant strain on our financial resources, divert management’s attention from our business and harm our reputation. The costs of prosecuting or defending an intellectual property claim could be substantial and could adversely affect our business, even if we are ultimately successful in prosecuting or defending any such claims. If our products or technologies are found to infringe the rights of a third party, we could be required to pay significant damages or license fees or cease production, any of which could have a material adverse effect on our business.

If we fail to attract and retain qualified personnel, our business would be harmed:  We expect to rapidly expand our operations and grow our sales, research and development and administrative operations. This expansion is expected to place a significant strain on our management and will require hiring a significant number of qualified personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. There is intense competition from other companies, research and academic institutions, government entities and other organizations for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our marketing and development activities.

If we do not effectively manage changes in our business, these changes could place a significant strain on our management and operations and, as a result, our business might not succeed:  Our ability to grow successfully requires an effective planning and management process. The expansion and growth of our business could place a significant strain on our management systems, infrastructure and other resources. To manage our growth successfully, we must continue to improve and expand our systems and infrastructure in a timely and efficient manner. Our controls, systems, procedures and resources may not be adequate to support a changing and growing company. If our management fails to respond effectively to changes and growth in our business, including acquisitions, such failure could have a material adverse effect on our business.

Foreign Exchange Risks: As MGT’s main operating currency is UK sterling (£) and its financial statements are reported in US Dollars, MGT’s assets and liabilities and its results of operations are affected by movements in the $:£ exchange rate.

Other Risks: MGT’s ability to deliver its software could be hindered by risks such as the loss of key personnel or the patents and trademarks being successfully challenged or credit facilities being reduced or terminated by lenders.

Internal Controls: Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and operating results. In addition, as a consequence of such failure, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price. Effective internal controls are necessary for us to prevent reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we could be subject to regulatory action or other litigation and our operating results could be harmed.

Commencing with our fiscal year ending December 31, 2007, we were required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to annually asses the effectiveness of our internal controls over financial reporting, and our independent registered public accounting firm to report on these assessments.

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

ITEM 1B.                                            UNRESOLVED STAFF COMMENTS

None.

ITEM 2                                                        PROPERTIES

Our principal executive office is located at Kensington Centre, 66 Hammersmith Road, London W14 8UD, United Kingdom where we occupy 8,787 square feet under a lease that expires on August 25, 2016.  We have additional satellite offices in Japan (occupied by Medicsight) and China (occupied by Medicexchange).

ITEM 3                                                        LEGAL PROCEEDINGS

The Company is not engaged in any material legal proceedings at this time nor are we aware of any pending legal proceedings.

ITEM 4                                                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of the Company’s security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5                                                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER’S PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is traded on the American Stock Exchange (www.amex.com) under the symbol “MGT”.  The following table sets forth the range of high and low sales prices per share of our common stock for each quarterly period during 2006 and 2007.

	High	Low

2007
Fourth Quarter	$4.10	$3.03
Third Quarter	5.10	3.65
Second Quarter	5.40	3.25
First Quarter	4.14	3.30

2006
Fourth Quarter	4.60	2.80
Third Quarter	4.65	3.90
Second Quarter	5.25	4.42
First Quarter	5.50	4.60

On March 14, 2008, the Company’s common stock closed on the American Stock Exchange at $2.90 per share.

As of March 14, 2008, there were 775 holders of record of the Company’s common stock.

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

Recent Sales of Unregistered Securities

None.

ITEM 6                                                        SELECTED FINANCIAL DATA.

The following table should be read in conjunction with our Consolidated Financial Statements and notes thereto appearing elsewhere in this Form 10-K.

All figures in thousands, except share and per share data:

	2007(1)	2006 (1)	2005	2004	2003

Revenues - continuing operations	$89	$—	$—	$—	$—
Gross Margin - Continuing operations	$54	$—	$—	$—	$—

Loss from continuing operations	(13,800)	(14,935)	(10,738)	(12,885)	(8,941)
Loss from discontinued operations	—	–	(1,478)	(2,145)	(1,155)

Net loss	(13,800)	(14,935)	(12,216)	(15,030)	(10,096)

Loss per share from continuing operations	(0.35)	(0.39)	(0.31)	(0.42)	(0.40)

Dividends declared per common share ($)	—	—	—	—	—

Total Assets	109,020	38,469	24,486	21,041	17,649

Long term obligations	—	—	6	223	306

Cash, cash equivalents and marketable securities	94,592	24,735	11,249	5,276	845
Current assets	95,319	25,306	11,867	6,515	2,144
Current liabilities	(4,420)	(3,378)	(2,746)	(2,353)	(6,540)
Working capital surplus (deficit)	$90,899	$21,928	$9,121	$4,162	$(4,396)

(1)          Includes equity-based compensation of $1,541 for Fiscal 2007 and $440 for Fiscal 2006.

ITEM 7                                                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All figures in thousands except share and per share data.

Executive Summary

                MGT achieved the following results in 2007:

•                  Revenue from license and other sales $89 compared to nil in 2006.

•                  Operating expenses increased 40% to $21,977 compared to $15,712 in 2006.

•                  Net loss reduced 8% to $13,800 and resulted in a loss per share of $0.35 compared to a net loss of $14,935 and net loss per share of $0.39 in 2006.

Our balance sheet strengthened significantly with cash, cash equivalents and marketable securities being $94,592 compared to $24,735 in 2006. This is as a result of the Medicsight IPO and MGT’s sale of Medicsight shares.

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

Revenue Recognition

Medicsight

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

The Company licenses software and sells maintenance through visualization solution partners and original equipment manufacturers. The Company receives regular sales reporting detailing the number of licenses sold by original equipment manufacturers, value-added resellers and independent distributors (collectively, “Resellers”) to end users. The Company generally offers terms that require payment 30 days from invoicing.

Provided the Reseller i) assumes all risk of the purchase, ii) has the ability and obligation to pay regardless of receiving payment from the end user, and all other revenue recognition criteria are met, license revenue from Resellers is recognized upon shipment of its product to vendors (“sell-in basis”).

Additionally:

Software — Revenue from license fees is recognized when notification of shipment to the end user has occurred, there are no significant Company obligations with regard to implementation and the Company’s services are not considered essential to the functionality of other elements of the arrangement.

Services — Revenue from maintenance and support arrangements is deferred and recognized ratably over the term of the maintenance and support arrangements.

Multiple-Element Arrangements — The Company enters into arrangements with Resellers that include a combination of software products, maintenance and support. For such arrangements, the Company recognizes revenue using the residual method. The Company allocates the total arrangement fee among the various elements of the arrangement based on the fair value of each of the undelivered elements determined by vendor-specific objective evidence. The fair value of maintenance and support services is evidence of fair value for all elements, revenue is deferred until the earlier of when vendor-specific objective evidence is determined for the undelivered elements (residual method) or when all elements for which the Company does not have vendor-specific objective evidence of fair value have been delivered.

Medicexchange

We recognize revenue when the following revenue recognition criteria are met:  persuasive evidence of an arrangement exists, services have been rendered, the selling price is fixed or determinable, and collectibility is reasonable assured.  Deferred revenue is recorded when payments are received in advance of performing our service obligations.

Goodwill

We account for goodwill in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under SFAS No. 142, goodwill and intangible assets with indefinite lives are reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. We compare the book value to the market value (market capitalization plus a control premium) for the reporting unit. If the market value exceeds the book value, goodwill is considered not impaired, and thus the second step of the impairment test is not necessary. If our book value exceeds the market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to the excess. Any loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed. We completed the annual goodwill impairment assessment as of December 31, 2007, in which no impairment was identified. Goodwill was $11,200 as of December 31, 2007.

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

An impairment analysis was performed as of December 31, 2007 and 2006 and the Company concluded there was no impairment loss.

We are exposed to foreign currency exchange rate fluctuations related to the operation of our international subsidiaries.  Our main operating currency is UK sterling (£).We also have subsidiary operations in Japan and China who operate in their local currencies.

Results of Operations

Fiscal Year Ended December 31, 2007 vs. Fiscal Year Ended December 31, 2006

Revenue

The Company has generated revenues of $89 and gross margin of $54 for Fiscal 2007, compared to $nil and $nil for Fiscal 2006.

Research and Development

The Company’s research and development expenses for Fiscal 2007 were $2,670 compared to $2,870 for Fiscal 2006. The Company’s research and development costs were comprised of staff, staff related consultancy, stock options and product development software costs expensed on the research and development of Medicsight’s products.

Selling, General and Administrative Expenses

The Company’s selling, general and administrative expenses from continuing operations for Fiscal 2007 were $19,307 as compared to $12,842 for Fiscal 2006, the significant items being:

	2007	2006

Salaries and directors’ compensation (including payroll taxes)	$4,886	$3,938
Contractors and consultants	974	687
Bonus payments	2,190	68
Total People costs	8,050	4,693

Stock options	1,334	403
Professional fees	1,935	1,087
Property rent and rates	991	1,165
Travel	1,295	565
Software and related	141	450
Product delivery	995	230
Marketing, conferences and public relations	2,375	2,384
Recruitment fees	216	273

Points to note are:

•                  People related costs increased by $3,357 (72%) as we continued to expand our operations. In Medicsight the operations and sales and marketing teams have increased in size in order to develop product pipeline and initialize commercialization. In Medicexchange the UK has remained stable with a small increase in headcount in China.

•                  Bonus payments contributed significantly to the increase in people costs. Medicsight employees received a bonus on completion of the IPO. In addition all employees received a year end bonus.

•                  Stock option charges have increased significantly in the year, $931 (231%). This is as a result of several new grants being undertaken in the year across the 3 companies, and the repricing of some of the earlier Medicsight options.

•                  Professional fees increased $848 (78%) due to fees incurred for Sarbanes Oxley compliance, consultancy and audit. In addition, there have been increased fees with regard to investor relations as a result of the Medicsight IPO.

•                  Travel expense has increased $730 (129%) as the business has continued to expand internationally and employees have travelled to overseas offices. In addition further cooperation with overseas partners and involvement in overseas conferences has increased the level of spend.

•                  Software and related decreased $309 (69%) as the initial website build costs were expensed in the previous year.

•                  Marketing, conferences and public relations remained in line with last year as a result of continuing to supporting our Medicsight partners, promoting our international presence and building the Medicexchange business and brand.

Income Tax Benefit Realized

Our effective tax rate for fiscal year 2007 is 0%.  The difference in the Company’s effective tax rate from the Federal statutory rate is primarily due to a 100% valuation allowance provided for all deferred tax assets.

In Fiscal 2005 Medicsight PLC received a tax credit of $858 from the United Kingdom taxation authorities under its Research & Development tax relief scheme for small and medium sized enterprises. The tax credit relates to expenditures incurred between November 2001 and December 2003. The Company has not accrued for any subsequent tax credits as it has determined that the completion date (under rules of the scheme) of the new technology occurred at the end of Fiscal 2003.

Net Loss and Net Loss per Share

Net loss was $13,800 for Fiscal 2007 compared to a net loss of $14,935 for Fiscal 2006. Net loss per share for Fiscal 2007 was $0.35 (based on weighted average shares outstanding of 38,900,383), compared to $0.39 for Fiscal 2006 (based on weighted average shares outstanding of 38,092,965).  For Fiscal 2007 increased operating expenses have been offset by interest and other income, and an increase in amounts attributable to minority interests which increased significantly following the Medicsight IPO and the MGT Capital Investments Inc sale of shares in MDST.

Operational currency

The Company’s main operating currency is UK sterling (£). Its results of operations are affected by changes in the $: £ rates used to translate the operational result. For Fiscal 2007, the average rate was $2.01: £1.00 and for Fiscal 2006 the rate was $1.85:£1.00, an increase of 8.6%.

Contractual Obligations and Commitments

The Company’s corporate offices are at the Kensington Centre, 66 Hammersmith Road, London W14 8UD, UK.  This property is leased on a 10 year agreement (commencing August 2006) with a right to terminate on the expiration of the fifth year of the lease.  The Company terminated its lease and vacated the office in New York before December 31, 2007. The Tokyo (Japan) operation moved to new offices in the month of December 2007 and signed a lease for a 40 month period. The Beijing (China) office has not changed. All have notice periods of between one and 6 months to cancel.  Our minimum annual lease commitments under these arrangements are:

Year Ending
2008	$748
2009	659
2010	629
2011	225
2012	351
Later Years	1,548
Total	$4,160

As of December 31, 2007, the Company had repaid all amounts due as party to a capital lease and no further obligation existed.

Fiscal Year Ended December 31, 2006 vs. Fiscal Year Ended December 31, 2005

Research and Development

The Company’s research and development expenses for Fiscal 2006 were $2,870 as compared to $2,363 for Fiscal 2005.  The Company’s research and development costs were comprised of staff, staff related, consultancy, stock options, and product development software costs expensed on the research and development of Medicsights PLCs’s products.

Selling, General and Administrative Expenses

The Company’s selling, general and administrative expenses from continuing operations for Fiscal 2006 were $12,842 as compared to $9,300 for Fiscal 2005, the significant items being (in thousands):

	2006	2005

Salaries and directors’ compensation (including payroll taxes)	$3,938	$3,884
Contractors and consultants	687	266
People costs	4,625	4,150

Stock options	403	—
Professional fees	1,087	507
Property rent and rates	1,165	892
Travel	565	458
Software and related	450	72
Marketing, conferences and public relations	2,384	1,569
Recruitment fees	273	118

Points to note are:

•	People related costs increased by $475 (11%) as we expanded our operations in Medicsight and Medicexchange in Japan and China respectively. Recruitment fees also increased year on year as a result.
•	Professional fees increased $580 (114%) due to international expansion and increased work on commercial agreements.
•	Software and related increased $378 (525%) as we expensed the initial website build costs and ongoing hosting fees of medicexchange.com
•	Marketing, conferences and public relations increased $815 (52%) as a result of supporting our Medicsight partners, promoting our international presence and building the Medicexchange business brand.

Income Tax Benefit Realized

In Fiscal 2005, Medicsight PLC received a tax credit of $858 from the United Kingdom taxation authorities under its Research & Development tax relief scheme for small and medium sized enterprises.  The tax credit relates to expenditures incurred between November 2001 and December 2003.  The Company has not accrued for any subsequent tax credits as it has determined that the completion date (under rules of the scheme) of the new technology occurred at the end of Fiscal 2003.

Net Loss and Net Loss per Share

Net loss was $14,935 for Fiscal 2006 compared to a net loss of $12,216 for fiscal 2005.  Net loss per share for Fiscal 2006 was $0.39 (based on weighted average shares outstanding of 38,092,965), compared to $0.36 for Fiscal 2005 (based on weighted average shares outstanding of 34,224,023).  The increase net loss for Fiscal 2006 is principally due to the increase in selling, general and administrative costs and reduction in realized income tax benefit.

Operational currency

The Company’s main operating currency is UK sterling (£).  Its results of operations are affected by changes in the $: £ rates used to translate the operational result.  For Fiscal 2006, the average rate was $1.85:£1.00 and for Fiscal 2005 the rate was $1.80:£1.00, an increase of 2.8%.

Contractual Obligations and Commitments

The Company’s corporate offices are at the Kensington Centre, 66 Hammersmith Road, London W14 8UD, UK.  This property is leased on a 10 year agreement with a right to terminate on the expiry of the fifth year of the lease.  The Company has offices in New York, Tokyo (Japan) and Beijing (China) with notice periods of between one and three months to cancel.  Our minimum annual lease commitments under these arrangements are (in thousands):

Year Ending
2007	$480
2008	649
2009	475
2010	448
2011	178
Later Years	1,865
Total	$4,095

As of December 31, 2006, the Company was party to a capital lease obligation in the amount of $7 for motor vehicles.  The obligation for the vehicle lease requires monthly payments of $2, including interest, through April 2007.  The underlying vehicles secure the lease.

Liquidity and Capital Resources

Working Capital information as at December 31:

	2007	2006	2005

Cash, Cash Equivalents and Marketable Securities	$94,592	$24,735	$11,249
Current Assets	95,319	25,306	11,867
Current Liabilities	(4,420)	(3,378)	(2,746)
Working Capital Surplus	$90,899	$21,928	$9,121
Ratio of Current Assets to Current Liabilities	21.6	7.5	4.3

Net change in Cash, Cash Equivalents and Marketable Securities

As of December 31, 2007 we had $92,373 in cash and cash equivalents (compared to $19,757 at December 31, 2006) and $94,592 in cash, cash equivalents and marketable securities, compared to $24,735 at December 31, 2006.

Net cash used in operating activities was $14,426 for the year ended December 31, 2007 and $13,990 for the year ended December 31, 2006).  This resulted primarily from:

a.               our net loss of $17,875 ($15,412 for Fiscal 2006), before Minority Interest of $4,075 ($477 in Fiscal 2006);

b.              adjusted for depreciation and stock-based compensation expenses (non cash items) of $1,908 ($718 for Fiscal 2006);

c.               losses on disposal of fixed assets were $6 in the year ended December 31, 2007 compared to $13 in the year ended December 31, 2006;

d.              an overall net reduction in the movement on current assets (excluding cash items and marketable securities) and current liabilities of $1,535 in the year ended December 31, 2007 (compared to $691 in Fiscal 2006) — primarily due to the timing of payments in the year ended December 31, 2006;

Net cash returned from investing activities of $842 in the year ended December 31, 2007 (compared to $1,255 used for the year ended December 31, 2006), which consisted primarily of:

a.               a $960 purchase of shares in Xshares Group LLC, a pre-IPO investment advisor;

b.              a $2,000 purchase of securities in HipCricket Inc.;

c.               a cash inflow of $4,395 from the sale of marketable securities held with Bank Sarasin & Company Limited. In the period ended December 31, 2006 there was a cash outflow of $4,533 for the purchase of available for sale marketable securities;

d.              a cash outflow of $593 in the year ended December 31, 2007 from the purchase of fixed assets ($722 in Fiscal 2006).

Net cash flows from financing activities were $85,611 for the year ended December 31, 2007 (compared to $27,586 December 31, 2006), consisting mainly of:

        In Fiscal 2007 we:

a.               Received net proceeds of $24,569 from the sell down of 11.7 million shares in Medicsight PLC.

b.              Received net proceeds of $61,019 from the Medicsight PLC initial public offering (“IPO”), and $30 from private funding in Medicexchange China, increasing our minority interest by $61,049.

                In Fiscal 2006 we:

a.               Received $9,017 for the sale of our common stock.

b.              Received $22,187 from the sale of common stock in Medicexchange PLC and Medicsight PLC.

c.               Less the $3,600 net movement of monies received for common stock subscribed but unissued.

A reduction in our principal payments under our capital lease obligations — in the year ended December 31, 2007 we paid the final $7 compared to $18 paid in the year ended December 31, 2006.

Additional capital funding requirements

On June 21, 2007, Medicsight PLC completed its initial public offering on the AIM Market of the London Stock Exchange.  Approximately 29,000,000 new shares were issued to institutional and other investors at a price of £1.10 ($2.20) per share raising £32,000 ($64,115) gross new money.  We incurred fees of approximately £1,550 ($3,096), including approximately £147 ($298) with Asia IT Capital Investments Ltd (a related party).  £5,500 ($11,100) of the net proceeds were used to repay debt (between Medicsight PLC and the Company).  The remaining £24,900 ($49,800) cash inflow from the IPO will be used for working capital and business development.

Immediately prior to the Medicsight PLC IPO, the Company sold down, by private placement approximately 11,700,000 of its Medicsight PLC shares.  The shares were priced at £1.10 ($2.20) — the same price as the Medicsight IPO.  Gross proceeds on the private placement were approximately £12,845 ($25,736).  We incurred fees with Asia IT Capital Investments Ltd (a related party) of approximately £578 ($1,167).  These proceeds were received on July 27, 2007.

After the private placement and the IPO, MGT holds 85,000,000 (55%) of the approximately 155,000,000 issued share capital of Medicsight.  On December 31, 2007, Medicsight’s shares closed at a price of £1.06 ($2.12), valuing MGT’s 85,000,000 shares at £90,100 ($180,200).

To date we have primarily financed our operations through private placements of equity securities. At December 31, 2007 we had issued 38,900,383 of our 75,000,000 authorized share capital.  We have also raised capital through the sale of ordinary shares of our principal subsidiaries — Medicsight and Medicexchange.

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

Recent Accounting Pronouncements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting standards that require or permit fair value measurements. Accordingly, it does not require any new fair value measurement. SFAS No. 157 will be effective for the Company on January 1, 2009. The Company is currently evaluating the impact the adoption of SFAS No. 157 will have on its financial position and results of operations.

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

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Marketable Security Prices Risk - Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We place our investments in a mixture of (a) cash deposits on either overnight or 30 day rates; (b) highly liquid blue chip available-for-sale market securities. A decline in interest rates or a decline in the equity markets would have an adverse impact on interest income.  We do not have any debt and we do not use derivative financial instruments.

Based upon the balance of our cash, cash equivalents and marketable securities at December 31, 2007, for each one percentage point reduction in interest rates, the Company would suffer a reduction of approximately $1,000 in interest income.  A severe decline in the equity markets would be likely to reduce the Company’s dividend income to nil and considerably lower the capital value of the equities held.

Foreign Currency Risk - We are exposed to foreign currency exchange rate fluctuations related to the operation of our international subsidiaries.  Our main operating currency is UK sterling (£).  We also have subsidiary operations in Japan and China which operate in their local currencies.  At the end of each reporting period, expenses of the subsidiaries are converted into US dollars using the average currency rate in effect for the period and assets and liabilities are converted into US dollars using either historical rates or the exchange rate in effect at the end of the period.  Additionally, we are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors and suppliers using foreign currencies.  We currently do not hedge against this foreign currency risk. Fluctuations in exchange rates may impact our financial condition and results of operations.

Our operating costs in Fiscal 2007 were predominantly in UK sterling.  We do not foresee any change in Fiscal 2008.  A ten percent increase or decline in the US dollar exchange rate against UK sterling would have created an increase or decline in our Fiscal 2007 operating costs of approximately $2,000.

ITEM 8                                                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Schedules attached hereto.

ITEM 9                                                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
  DISCLOSURE.

None.

ITEM 9A.                                            CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company has established controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.  The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”).  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting consists of policies and procedures that are designed and operated to provide reasonable assurance about the reliability of the Company’s financial reporting and its process for preparing financial statements in accordance with generally accepted accounting principles (“GAAP”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (Principal Financial Officer), assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by The Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer (Principal Financial Officer)) has concluded that, as of December 31, 2007, our internal control over financial reporting was effective at a reasonable assurance level.

The Company’s internal control over financial reporting as of December 31, 2007 has been audited by Amper Politziner & Mattia, PC, the independent registered public accounting firm which audited the financial statements in this Annual Report, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting have occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION.

On February 14, 2008 MGT Capital Investments, Inc. announced that its Board of Directors has authorized the repurchase of up to 1,000,000 shares during the year ended 2008.

The repurchase of shares will be made from time to time in the open market on the American Stock Exchange (“AMEX”) and in private transactions.

The repurchase program does not require the Company to acquire a specific number of shares.  The share repurchases will be funded from the Company’s working capital.  Any shares that are repurchased under the program will be returned to the state of authorized but unissued shares of common stock.

On March 11, 2008 the Board of Directors authorized the Chief Executive Officer and the Chief Financial Officer to execute an additional buyback of up to 5,350,000 shares of MGT common stock.  Following Board approval, the Company has contracted to buy back 5,349,793 shares of its common stock at $3.00 per share in a transaction costing $16,049 (before fees).

PART III

ITEM 10                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the current officers and directors of MGT.

Name	Age	Position

Tim Paterson-Brown	47	Chief Executive Officer and Director
Allan Rowley	39	Chief Financial Officer and Director
Neal Wyman	55	Independent Director, Audit Committee Member and Remuneration and Nominations Committee Chairman
Dr L. Peter Fielding	68	Independent Director and Audit Committee Member
Peter Venton	65	Independent Director, Audit Committee Chairman and Remuneration and Nominations Committee Member
Sir Christopher Paine	73	Independent Director
Dr Allan Miller	72	Independent Director

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

Tim Paterson-Brown joined the Company in December 2003 as a director, was appointed Chief Executive Officer in September 2004 and Chairman in June 2007.  Tim is also Chairman of the Company’s main subsidiaries, Medicsight PLC and Medicexchange PLC.  He qualified as a Chartered Surveyor with Strutt and Parker in 1984 following degrees at London University and Magdalene College, Cambridge. In 1987 Tim joined Leisure Investments PLC.  Between 1990 and 2003 Tim worked in a variety of capacities to assist and invest in a number of leisure and technology businesses, including Accsys Technologies PLC, a UK-listed company, of which Tim is a non-executive Director.

Allan Rowley joined the Company in April 2006 as Finance Director of both Medicsight and Medicexchange and was appointed the Company’s Chief Financial Officer in August 2006.  Prior to joining, Allan served in a corporate development role at ComMedica Limited, a UK-based medical software company specializing in Picture Archiving & Communication System (“PACS”) software. In this role he worked on financing and acquisition opportunities and on commercial proposals with the sales and finance group. Before joining ComMedica, Allan was revenue controller and a director of European Finance at Bea Systems, a NASDAQ-listed US-based software company.  Allan has several years of experience in public accounting in the United Kingdom and United States with Arthur Andersen and Ernst & Young, respectively. He is a member of the Institute of Chartered Accountants in England and Wales and holds a Master of Philosophy and a Bachelor of Science degree from Aberystwyth University College of Wales.

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

Dr L. Peter Fielding, M.D. is an experienced physician who provides consulting services to healthcare and academic organizations, in addition to his departmental and institutional responsibilities at WellSpan Surgical Associates. His clients in the past five years have included, in the U.S.A. National Cancer Institute; American Joint Committee on Cancer; Taiko Post University — Connecticut; Purely Cotton Inc. — Seattle; Musculoskeletal Systems Inc. - Pittsburgh; University of Connecticut Medical School, and, in the U.K.: Imperial College for Science, Technology and Medicine and the Association of Surgeons in the United Kingdom and Ireland.  Dr Fielding specializes in healthcare strategic planning, organizational structure and operational issues. He has participated in the organization and development of the Pain Relief Center; Hyperbaric Medicine and Advanced Wound Care Center; Clinical Weight Reduction Center; York Hospital Human Motion Institute and the Molecular Biology Research Laboratory. Peter was appointed an independent director of the Company and a member of the Audit Committee in July 2005.

Peter Venton, OBE has over 30 years’ experience in the computing and telecommunications industry and holds several patents in the sector. He is a former Chief Executive of Plessey Radar and of GEC-Marconi Prime Contracts. Peter currently serves as the Technical Audit Chairman for the Defence Evaluation & Research Agency and joined the Board of Medicsight as an independent director in April 2007.  He was also an independent director of Medicsight between November 2001 and July 2005.  Peter was appointed an independent director of the Company and a member of the Audit Committee in November 2004.

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

Corporate Code of Ethics

On July 1, 2007, the Company became an accelerated filer and subject to the provisions of the Sarbanes-Oxley Act of 2002.

On December 28, 2007, the Board of Directors adopted a new Code of Business Conduct and Ethics which applies to all directors and employees including the Company’s principal executive officer, principal financial officer and principal accounting officer or persons performing similar functions.

Prior to December 28, 2007 the Company’s employees were subject to the previous Code of Ethics adopted by the Board of Directors on November 25, 2004.

On December 28, 2007, the Board of Directors adopted the MGT Share Dealing Code, an Anti-Fraud Policy, a Whistleblowing Policy and a Fraud Response Plan.  The Board of Directors of Medicsight adopted the Medicsight Share Dealing Code on June 6, 2007.

Copies of the Code of Business Conduct and Ethics, the Anti-Fraud Policy, the Whistleblowing Policy, the MGT Share Dealing Code and the Medicsight Share Dealing Code can be obtained, without charge by writing to the Corporate Secretary at MGT Capital Investments Inc., Kensington Centre, 66 Hammersmith Road, London W14 8UD, United Kingdom.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, its executive officers, and any persons holding more than five percent of the Company’s common stock are required to report their initial ownership of the Company’s common stock and any subsequent changes in that ownership to the Securities and Exchange Commission (the “Commission”).  Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates.  The Company can report that there were no delinquent filings to report in Fiscal 2007.

Audit Committee and Audit Committee Financial Expert

On November 25, 2004, the Company’s Board of Directors established an Audit Committee to carry out its audit functions.  At December 31, 2007, the membership of the Audit Committee was Peter Venton as Chairman and Neal Wyman and Dr L Peter Fielding as members.

The Company’s Board of Directors has determined that Peter Venton, an independent director, is the audit committee financial expert, as defined in Regulation S-K promulgated under the Securities and Exchange Act of 1934, serving on its audit committee.

ITEM 11                EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Goals of our compensation program

We provide a compensation package for our executive officers we refer to as our “named executive officers” that we believe is designed to fairly compensate them and to enhance shareholder value. We have disclosed the compensation packages for our named executive officers in the summary compensation table and related tables below. We have structured our compensation packages to motivate our named officers to achieve the Company’s business objectives and to align their interests with the interests of our shareholders. Specifically, our compensation program is designed to achieve the following objectives:

•                  Attract and retain excellent executives who are appropriate for the Company’s needs;

•                  Motivate and reward executives whose knowledge, skills and performance are critical to the Company’s success;

•                  Motivate the executives to increase shareholder value for both the Company and its subsidiary operations through the use of options; and

•                  Tie compensation to corporate and individual performance.

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

Elements of our compensation program

Our total compensation package for named executive officers consists of salary, bonuses and options. Each element of compensation is considered separately and we do not generally take into account amounts realized from prior compensation in establishing other elements of compensation. Our goal is to provide a total compensation package that we believe our named officers and our shareholders will view as fair and equitable. We consider the pay of each named executive officer relative to each other named executive officer so that the total compensation program is consistent for our executives. This is not a mechanical process, and our Board of Directors has used its judgment and experience and works with our Remuneration and Nomination Committees to determine the appropriate mix of compensation for each individual.

Named Executive Officers

We have the following named executive officers:

•                  Tim Paterson-Brown - Chairman and Chief Executive Officer, MGT Capital Investments, Inc; Chairman, Medicsight PLC; and Chairman, Medicexchange PLC.

•                  Allan Rowley - Chief Financial Officer, MGT Capital Investments, Inc; Chief Financial Officer, Medicsight PLC; and Chief Financial Officer, Medicexchange PLC.

•                  David Sumner — Chief Executive Officer, Medicsight PLC.

•                  Adam Boyse — Chief Executive Officer, Medicexchange PLC.

Salary

Each named executive officer’s employment agreement determines his salary which varies with the scope of his responsibilities.  These agreements provide for an annual base salary of $240 increased to $480 effective from October 1, 2007 for Tim Paterson-Brown; $200 increased to $320 effective from October 1, 2007 for Allan Rowley; $240 increased to $400 effective October 1, 2007 for David Sumner and $240 increased to $247 effective January 1, 2008 for Adam Boyse.  We believe that the annual salary must be competitive with the market with respect to the skills and experience that are necessary to meet the requirements of the named executive officers position with us.

Bonus

The employment agreement in effect for each named executive officer provides for the possibility of a cash performance bonus as determined by our Board of Directors based upon the attainment of performance goals conveyed to the officer. The Board of Directors has the discretion to increase the cash performance bonus for any year.

Stock options and option exercises of stock vested

Options to the named executive officers may be granted from the Company and or its subsidiaries. We have stock option plans in MGT Capital Investments Inc. and in its subsidiary companies Medicsight (whose shares are listed on the AIM market of the London Stock Exchange under the ticker symbol MDST.L) and Medicexchange (whose shares are not listed on any stock exchange at this time).

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

In Fiscal 2007 none of the named executive officers exercised any of their stock options that had vested.

Pension and retirement benefits

Our named executive officers do not participate in any deferred benefit retirement plans such as a pension plan.

Non-qualified deferred compensation

We do not have any deferred compensation programs for our named executive officers.

Other benefits

We provide car allowances and private health care to some of our named executives.

Performance awards

Our named executive officers are entitled to cash bonuses, as determined by our Remuneration and Nominations Committees and Board of Directors, based upon the attainment of commercial goals conveyed to that executive.

Our Compensation process

We have a Remuneration and Nominations Committee that is comprised of Neal Wyman and Peter Venton (two of the Company’s independent directors) that determines the compensation of the MGT Capital Investments Inc.’s executive officers. The Board of Directors generally follows these recommendations.  Medicsight PLC has its own Remuneration and Nominations Committee and Board of Directors that determines the executive compensation for David Sumner (Chief Executive Officer of Medicsight).  The Medicexchange Chairman determines the executive compensation for the Chief Executive Officer of Medicexchange (Adam Boyse).

We do not formally benchmark our compensation against any peer group. However we informally consider competitive market practices with respect to the salaries and total compensation of our named executive officers. We review the market practices by reviewing publicly available information of other companies in the HCIT sector and our geographical areas. However while we review such market information, it is only one factor we considered in establishing compensation, and we did not make use of any formula incorporating such data.

Generally in determining whether to increase or decrease compensation to our named executive officers, we take into account any changes, of which we are aware, in the market pay levels, the performance of the executive officer, any increase or decrease in responsibilities and roles of the executive officer, the business needs for the executive officer, the transferability of managerial skills to another employer, the relevance of the executives officers experience to other potential employers and the readiness of the executive officer to assume a more significant role within the organization.

Change in Control

The Company may immediately terminate the employment of any named executive officer for gross misconduct.  Both Tim Paterson-Brown and Allan Rowley have change in control provisions in their service contracts.  On a change in control event, Tim Paterson-Brown would be entitled to an immediate payment of 3 years’ basic salary and all stock options would become immediately vested and exercisable within the following 3 years.  On a change in control event, Allan Rowley would be entitled to an immediate payment of 2 years’ basic salary and all stock options would become immediately vested and exercisable within the following 2 years.

Stock ownership guidelines

We have not implemented any stock ownership requirements for our named execuvtive officers. We have issued stock options to our named executive officers which we believe allows management to own equity in the Company and accordingly align their interest with those of other shareholders.

Summary Compensation Table

The following table summarizes Fiscal Years 2007, 2006 and 2005 compensation for services in all capacities of the Company’s named executive officers.

Name Principal Position	Year	Salary	Bonus	Option Awards (5)	All Other Compensation	Total Compensation

Tim Paterson-Brown	2007	$300	$500	$207	$—	$1,007
Chairman and CEO (1)	2006	$222	$11	$7	$—	$240
	2005	$217	$16	—	$—	$233

Allan Rowley	2007	$230	$380	$168	$—	$778
CFO (4)	2006	$77	$6	$38	$—	$121

Glyn Thomas	2006	$40	$—	$—	$—	$40
CFO (3)

Paul Gothard	2006	$119	—	$48	$—	$167
CFO (2)	2005	$163	$12	—	$—	$175

David Sumner	2007	$280	$430	$140	$18	$868
CEO, Medicsight PLC	2006	$178	$27	$11	$—	$216

Adam Boyse	2007	$240	$12	$87	$—	$339
CEO, Medicexchange PLC	2006	$211	$11	$48	$—	$270

(1)                          Tim Paterson-Brown was appointed Chief Executive Officer on September 21, 2004 and Chairman on June 21, 2007.

(2)                          Paul Gothard resigned as the Company’s Chief Financial Officer effective March 31, 2006.

(3)                          Glyn Thomas was appointed Chief Financial Officer on an interim basis. Glyn was appointed on April 3, 2006 and resigned on August 4, 2006.

(4)                          Allan Rowley was appointed Chief Financial Officer on August 4, 2006.

(5)                          This column discloses the dollar amount recognized for financial reporting purposes with respect to fiscal year 2007 and 2006 in accordance with FAS 123(R).

Outstanding Equity Awards at December 31, 2007

Name		Number of securities underlying unexercised Options Exercisable	Number of securities underlying unexercised Unearned Options	Option Exercise Price	Option Expiry Dates

Tim Paterson-Brown

Medicexchange PLC	Plan A	50,000	100,000	£0.40 ($0.80)	June 30, 2016
Medicsight PLC	Plan E	—	1,000,000	£0.50 ($1.00)	December 31, 2016
	Plan F	—	250,000	£0.75 ($1.50)	March 31, 2017
	Plan G	—	500,000	£1.10 ($2.20)	November 30, 2017
MGT Capital Investments Inc	2007 Plan	—	1,000,000	$3.69	December 5, 2017

Allan Rowley

Medicexchange PLC	Plan A	50,000	100,000	£0.40 ($0.80)	June 30, 2016
Medicsight PLC	Plan D	83,333	166,667	£0.83 ($1.65)	June 30, 2016
	Plan E	—	500,000	£0.50 ($1.00)	December 31, 2016
	Plan G	—	250,000	£1.10 ($2.20)	November 30, 2017
MGT Capital Investments Inc	2007 Plan	—	500,000	$3.69	December 5, 2017

David Sumner

Medicexchange PLC	Plan A	50,000	100,000	£0.40 ($0.80)	June 30, 2016
Medicsight PLC	Plan A	50,000	—	£0.75 ($1.50)	September 30, 2012
	Plan B	50,000	—	£0.75 ($1.50)	June 30, 2014
	Plan E	—	900,000	£0.50 ($1.00)	December 31, 2016
	Plan G	—	500,000	£1.10 ($2.20)	November 30, 2017

Adam Boyse

Medicexchange PLC	Plan A	50,000	100,000	£0.40 ($0.80)	June 30, 2016
Medicsight PLC	Plan C	66,667	33,333	£0.75 ($1.50)	June 30, 2015
	Plan D	50,000	100,000	£0.83 ($1.65)	June 30, 2016

Grants of Plan-Based Awards

Name	Option Grant Dates (1)	Number of options	Option Exercise Price	Grant Date Fair Value (2)

Tim Paterson-Brown

Medicexchange PLC	July 20, 2006	150,000	£0.40 ($0.80)	$60
Medicsight PLC	February 22, 2007	1,000,000	£0.50 ($1.00)	$520
	May 16, 2007	250,000	£0.75 ($1.50)	$165
	December 18, 2007	500,000	£1.10 ($2.20)	$430
MGT Capital Investments Inc	December 5, 2007	1,000,000	$3.69	$1,600

Allan Rowley

Medicexchange PLC	July 20, 2006	150,000	£0.40 ($0.80)	$60
Medicsight PLC	July 13, 2006	250,000	£0.83 ($1.65)	$275
	February 22, 2007	500,000	£0.50 ($1.00)	$260
	December 18, 2007	250,000	£1.10 ($2.20)	$215
MGT Capital Investments Inc	December 5, 2007	500,000	$3.69	$800

David Sumner

Medicexchange PLC	July 20, 2006	150,000	£0.40 ($0.80)	$60
Medicsight PLC	March 20, 2003 (*)	50,000	£0.75 ($1.50)	$38
	September 9, 2004 (*)	50,000	£0.75 ($1.50)	$38
	February 22, 2007	900,000	£0.50 ($1.00)	$468
	December 18, 2007	500,000	£1.10 ($2.20)	$430

Adam Boyse

Medicexchange PLC	July 20, 2006	150,000	£0.40 ($0.80)	$60
Medicsight PLC	June 30, 2005	100,000	£0.75 ($1.50)	$94
	July 13, 2006	150,000	£0.83 ($1.65)	$165

(1)	One-third of options vest on each of the first, second and third anniversaries of the grant date, except for the items marked (*) which were fully vested at December 31, 2007.

(2)	Grant date fair value was computed in accordance with FAS 123(R). We estimated the fair value for the stock options using the Black-Scholes option pricing model.

Discussion of Summary Compensation and Grant of Plan Based Award Tables.

Employment agreements

Pursuant to their employment agreements, Tim Paterson-Brown and Allan Rowley received an annual salary of $480 and $320 respectively, plus a bonus each year as determined by our Board of Directors based on attainment of performance goals conveyed to the employee.  Tim-Paterson Brown is on 12 months notice to the Company and 36 months notice from the Company.  Allan Rowley is on 6 months notice to the Company and 24 months from the Company.

Potential Payments on Termination or Change in Control

The Company may immediately terminate the employment of any named officer for gross misconduct.  Both Tim Paterson-Brown and Allan Rowley have change in control provisions in their service contracts.  On a change in control event, Tim Paterson-Brown would be entitled to an immediate payment of 3 years’ basic salary and all stock options would become immediately vested and exercisable within the following 3 years.  On a change in control event, Allan Rowley would be entitled to an immediate payment of 2 years’ basic salary and all stock options would become immediately vested and exercisable within the following 2 years.

Insider Participation

We have a Remuneration and Nominations Committee that is comprised of Neal Wyman and Peter Venton (two of our independent directors) that determines the compensation of the MGT Capital Investments Inc.’s executive officers.  The Board of Directors generally follows these recommendations.  Each of Tim Paterson-Brown, the Company’s Chief Executive Officer, and Allan Rowley, the Company’s Chief Financial Officer, is a member of the Company’s Board of Directors. Tim Paterson-Brown does not participate in board deliberations of his compensation.  Allan Rowley does not participate in board deliberations of his compensation or that of Tim Paterson-Brown.

Medicsight PLC has its own Remuneration and Nominations Committee that determines the executive compensation for its Chief Executive Officer (David Sumner).  The Medicexchange Chairman determines the executive compensation for the Chief Executive Officer of Medicexchange PLC (Adam Boyse).

Report

The Board of Directors has reviewed and discussed the Company’s Compensation Discussion and Analysis with management.  Based on the review and discussions, those Directors have approved the inclusion of the Compensation Discussion and Analysis in our annual report on Form 10-K.

Directors

Tim Paterson-Brown

Allan Rowley

Neal Wyman

Dr L. Peter Fielding

Peter Venton

Sir Christopher Paine

Dr Allan Miller

Director Compensation

Name	Fees Earned or Paid in Cash (1) (2)	Option Awards (3)	All Other Compensation	Total

Neal Wyman	$15	$—	$—	$15
Dr L. Peter Fielding	$15	$—	$—	$15
Peter Venton	$52	$—	$—	$52
Sir Christopher Paine	$9	$—	$—	$9
Dr Allan Miller	$9	$—	$—	$9

All the Directors will be reimbursed for their out-of-pocket expenses incurred in connection with the performance of Board duties.

(1)

As employees of the Company, Tim Paterson-Brown, the Chairman and Chief Executive Officer, and Allan Rowley the Company’s Chief Financial Officer received no directors fees from the Company during 2007 and are thus not included in the table.

(2)	Includes retainer fees and Board meeting fees accrued for Fiscal 2007 which will be paid in Fiscal 2008.
(3)	This column discloses the dollar amount recognized for financial reporting purposes with respect to Fiscal 2007 in accordance with FAS 123(R).

Independent Director Compensation

From January 1, 2008 the Company increased fees for its independent directors.  Each of its independent directors receives annual compensation of $20 for their services to the Company.  In addition, each independent director is reimbursed for reasonable expenses to attend meetings in connection with their duties.  Independent directors who chair a committee of the Board receive an additional $20 per annum per committee and ordinary committee members receive $10 per annum per committee.

ITEM 12                                               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of March 17, 2008:

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

Percentage beneficially owned is based upon 38,294,982 shares of common stock issued and outstanding as of March 17, 2008.

Name and address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Equity Beneficially Owned

5% Beneficial Owners
None

Directors and Officers
Tim Paterson-Brown	2,000,000	5.2%
Allan Rowley	—	*
Neal Wyman	—	*
L. Peter Fielding	—	*
Peter Venton	16,666	*
Sir Christopher Paine	2,200	*
Dr Allan Miller	—	*
Total Officers and Directors as a Group (7 persons)	2,018,866	5.3%

* Less than 1%.

Addresses for these directors and officers are care of the Company at Kensington Centre, 66 Hammersmith Road, London W14 8UD, United Kingdom.

ITEM 13                                               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Asia IT Capital Investments Ltd (a related party)

On December 29, 2000, the Company acquired all of the issued and outstanding shares of HTTP Insights Limited (“Insights”).  Asia IT Capital Investments Limited (“Asia IT”) was a shareholder in Insights as well as the Company at the time of the acquisition, and had provided a credit facility for up to $20,000.  This facility was cancelled by mutual agreement and with no financial impact in June 2007.

On November 20, 2001, Asia IT entered into a £10,000 ($19,600) credit facility with Medicsight PLC.  This facility was cancelled by mutual agreement and with no financial impact in June 2007.

A director of Asia IT is a brother of Tim Paterson-Brown (our Chairman and Chief Executive Officer).  In addition to the loan facilities made available by Asia IT to the Company and Medicsight PLC, Asia IT received commissions on shares issuances and transactions in Fiscal 2007, 2006 and 2005.

During Fiscal 2007, Medicsight PLC completed its Initial Public Offering on the AIM market of the London Stock Exchange.  Approximately 29,000,000 new shares were issued to institutional and other investors at a price of £1.10 ($2.20) per share raising £32,000 ($64,115) gross new money.  We incurred fees of approximately £1,550 ($3,096), including approximately £149 ($298) with Asia IT.  Immediately prior to the Medicsight IPO, the Company sold down, by private placement via Asia IT, approximately 11,700,000 million of its Medicsight shares.  The shares were priced at £1.10 ($2.20) — the same price as the Medicsight PLC IPO. Gross proceeds on the private placement were approximately £12,845 ($25,736).  We incurred fees with Asia IT of approximately £578 ($1,167).

During Fiscal 2006 the Company used Asia IT to raise a gross amount of $34,096. Asia IT earned commissions of $3,404 which was partly settled by issuing 275,326 shares valued at £1.00 ($1.88) in Medicexchange PLC.

During Fiscal 2005 the Company raised $12,035, net of commissions and expenses, in a private placement of restricted common stock at $4.00 per share. Asia IT received commissions of $1,230.

During the year ended December 31, 2007, the Company placed monies on deposit with Asia IT. These monies earn interest at a range of annual rates between 5% to 10%. The funds are on call at any time. At December 31, 2007 the balance of monies on deposit with Asia IT was $3,917 which included $262 of interest income earned in the year ended December 31, 2007.

During the year ended December 31, 2006, the Company placed monies on deposit with Asia IT. These monies earn interest at an annual rate of 5%. The funds are on call at any time. At December 31, 2006 the balance of monies on deposit with Asia IT was $5,993 which included $116 of interest income earned in the year ended December 31, 2006.

During the year ended December 31, 2007 the Company acquired shares to the value of $2,000 and $960 in HipCricket, Inc., and XShares Group LLC respectively. Both of these investments were introduced to the Company by Asia IT.  A brother of Tim Paterson-Brown is an non-executive director of HipCricket Inc.

Tim Paterson-Brown is also a non-executive director of Accsys Technologies PLC, which has a subsidiary company Titan Wood Limited. Titan Wood Limited rents space in 66 Hammersmith Road. In the year ended December 31, 2007, $222 of office related costs were recharged to Titan Wood Limited. At December 31, 2007 there was a balance receivable from Titan Wood Limited of $16, of which $16 remains unpaid. This is payable within 30 days under the terms of the invoice.

Purchase of Shares

In the year ended December 31, 2006, Allan Rowley (our Chief Financial Officer) purchased 15,000 ordinary shares in Medicexchange PLC for £15 ($30) which was received in full.

Director independence

Each of the Company’s independent directors: Neal Wyman, Dr. L. Peter Fielding, Peter Venton, Sir Christopher Paine and Dr. Allan Miller is considered independent under Section 803A of the American Stock Exchange Rules to which the Company must comply.

PART IV

ITEM 14                                                 PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.                                                                                   Fees billed by our principal accountant amounted to $212 in Fiscal 2007 and $96 in Fiscal 2006.

Audit Related Fees.                                      Fees billed by our principal accountant amounted to $0 in Fiscal 2007 and $0 in Fiscal 2006.

Tax Fees.                                                                                             Fees billed by our principal accountant amounted to $135 in Fiscal 2007 and $0 in Fiscal 2006.

All Other Fees.                                                               Fees billed by our principal accountant amounted to $0 in Fiscal 2007 and $0 in Fiscal 2006 concerning various matters.

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

ITEM 15                                                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

MGT CAPITAL INVESTMENTS, INC
March 17, 2008
	By:	/s/ TIM PATERSON-BROWN
Chief Executive Officer (Principal Executive Officer)
March 17, 2008
	By:	/s/ ALLAN ROWLEY
Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIM PATERSON-BROWN	Director	March 17, 2008
Tim Paterson-Brown

/s/ ALLAN ROWLEY	Director	March 17, 2008
Allan Rowley

/s/ NEAL WYMAN	Director	March 17, 2008
Neal Wyman

/s/ L. PETER FIELDING	Director	March 17, 2008
L. Peter Fielding

/s/ PETER VENTON	Director	March 17, 2008
Peter Venton

/s/ SIR CHRISTOPHER PAINE	Director	March 17, 2008
Sir Christopher Paine

/s/ ALLAN MILLER	Director	March 17, 2008
Allan Miller

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006	F-4

Consolidated Statements of Operations for the years ended December 31, 2007, December 31, 2006 and December 31, 2005	F-5

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss) for the years ended December 31, 2007, December 31, 2006 and December 31, 2005	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2007, December 31, 2006 and December 31, 2005	F-7

Notes to the Consolidated Financial Statements	F-8 to F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

MGT Capital Investments, Inc. and Subsidiaries

We have audited the accompany balance sheets of MGT Capital Investments, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended   December 31, 2007.  We also have audited MGT Capital Investment’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  MGT Capital Investment’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made my management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MGT Capital Investments, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, MGT Capital Investments, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Internal Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 2 to the consolidated financial statements, in 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.”  In 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment.”

In connection with our audits of the financial statements referred to above, we audited Schedule II — Valuation and Qualifying Accounts.  In our opinion, the financial schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ Amper, Politziner & Mattia P.C.

March 17, 2008

Edison, New Jersey

MGT CAPITAL INVESTMENTS, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$92,373	$19,757
Marketable securities	2,219	4,978
Accounts receivable	7	—
Other receivables — related party	16	74
Prepaid expenses and other current assets	704	497
Total current assets	95,319	25,306

Property and equipment, at cost, net	903	683
Investments at cost	1,319	359
Security deposits	279	921
Goodwill	11,200	11,200
Total assets	$109,020	$38,469

Liabilities
Current liabilities:
Accounts payable	$2,931	$1,986
Accrued expenses	1,469	1,385
Deferred revenue	20	—
Current portion of obligations under capital leases	—	7
Total current liabilities	$4,420	$3,378

Minority Interest	93,504	21,710

Commitments and contingencies	—	—

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 and 40,000,000 shares authorized respectively 38,900,383 shares issued and outstanding	39	39
Additional paid-in capital	229,428	218,138
Accumulated other comprehensive income	1,078	853
Accumulated deficit	(219,449)	(205,649)
Total stockholders’ equity	11,096	13,381

Total stockholders’ equity, liabilities and minority interest	$109,020	$38,469

The accompanying notes are an integral part of these statements.

MGT CAPITAL INVESTMENTS, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	For the Years Ended December 31,
	2007	2006	2005

Revenues	$89	$—	$—
Cost of revenue	35	—	—
Gross Margin	54	—	—

Operating expenses
Selling, general and administrative	19,307	12,842	9,300
Research and development cost	2,670	2,870	2,363
	21,977	15,712	11,663

Operating loss	(21,923)	(15,712)	(11,663)

Interest and other income	4,048	300	67
Loss before income taxes, minority interest and discontinued operations	(17,875)	(15,412)	(11,596)

Income tax benefit	—	—	858
Loss before minority interest and discontinued operations	(17,875)	(15,412)	(10,738)

Minority interest	4,075	477	—
Loss from continuing operations	(13,800)	(14,935)	(10,738)

Discontinued operations:
Loss from impairment of assets	—	—	(394)
Loss from operations of Lifesyne	—	—	(1,084)

Net loss	$(13,800)	$(14,935)	$(12,216)

Net loss from continuing activities	$(0.35)	$(0.39)	$(0.31)
Net loss from discontinued activities	—	—	(0.05)

Basic and diluted loss per share	$(0.35)	$(0.39)	$(0.36)

Weighted average number of common shares outstanding	38,900,383	38,092,965	34,224,023

The accompanying notes are an integral part of these statements.

MGT CAPITAL INVESTMENTS, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/(LOSS)

(In thousands except share and per share amounts)

			Additional	Shares	Accumulated		Total
	Common stock		Paid-In	to be	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Issued	Income (Loss)	Deficit	Equity

BALANCE, JANUARY 1, 2005	33,066	$33	$196,652	$—	$278	$(178,498)	$18,465
Common stock issued (net of commissions)	3,327	3	12,032	—	—	—	12,035
Common stock to be issued (net of commissions)	—	—	—	3,600	—	—	3,600
COMPREHENSIVE LOSS
Net loss for the year	—	—	—	—	—	(12,216)	(12,216)
Translation adjustment	—	—	—	—	(150)	—	(150)
Total comprehensive loss	—	—	—	—	(150)	(12,216)	(12,366)

BALANCE, DECEMBER 31, 2005	36,393	36	208,684	3,600	128	(190,714)	21,734

Common stock issued (net of commissions)	2,507	3	9,014	—	—	—	9,017
Proceeds from sale subsidiary company stock	—	—	—	(3,600)	—	—	(3,600)
Stock- based compensation	—	—	440	—	—	—	440
COMPREHENSIVE LOSS
Net loss for the year	—	—	—	—	—	(14,935)	(14,935)
Translation adjustment	—	—	—	—	280	—	280
Unrealised gain on marketable securities	—	—	—	—	445	—	445
Total comprehensive loss	—	—	—	—	725	(14,935)	(14,210)

BALANCE, DECEMBER 31, 2006	38,900	39	218,138	—	853	(205,649)	13,381

Gain on sale of subsidiary company stock	—	—	9,749	—	—	—	9,749
Stock- based compensation	—	—	1,541	—		—	1,541
COMPREHENSIVE LOSS
Net loss for the year	—	—	—	—	—	(13,800)	(13,800)
Translation adjustment	—	—	—	—	589	—	589
Unrealised gain on marketable securities	—	—	—	—	(364)	—	(364)
Total comprehensive loss	—	—	—	—	225	(13,800)	(13,575)

BALANCE, DECEMBER 31, 2007	38,900	$39	$229,428	$—	$1,078	$(219,449)	$11,096

The accompanying notes are an integral part of these statements.

MGT CAPITAL INVESTMENTS, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands except share and per share amounts)

	For the Years Ended December 31,
	2007	2006	2005

Cash flows from operating activities
Net loss	$(13,800)	$(14,935)	$(12,216)
Loss from discontinued operations	—	—	1,478
	(13,800)	(14,935)	(10,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss attributable to minority interests	(4,075)	(477)	—
Stock-based compensation expense	1,541	440	—
Depreciation	367	278	237
Loss on disposal of fixed assets	6	13	219
(Increase)/decrease in assets
Accounts receivable	(7)	—	(34)
Accounts receivable — related parties	58	—	—
Prepaid expenses and other receivables	435	47	349
Increase/(decrease) in liabilities
Accounts payable	945	814	124
Accounts payable — related party	—	(1,151)	1,151
Accrued expenses	84	981	(306)
Deferred revenue	20	—	—
Net cash used in operating activities	(14,426)	(13,990)	(8,998)

Cash flows from investing activities:
Cash held for common stock subscribed but unissued	—	4,000	(4,000)
Purchase of investments at cost	(960)	—	—
Purchase of marketable securities	(2,000)	(4,533)	—
Sale of marketable securities	4,395	—	—
Proceeds from sale of fixed assets	—	—	300
Purchase of property and equipment	(593)	(722)	(131)
Proceeds from sale of Lifesyne	—	—	443
Net cash (used in)/provided by investing activities	842	(1,255)	(3,388)

Cash flows from financing activities:
Principal payments under capital lease obligations	(7)	(18)	(289)
Proceeds from sale of common stock (net of commissions)	—	9,017	12,035
Proceeds from sale of subsidiary company stock	24,569	—	—
Proceeds from issue of subsidiary company stock	61,049	22,187	—
Increase (decrease) from sale of common stock to be issued (net of commissions)	—	(3,600)	3,600
Net cash provided by financing activities	85,611	27,586	15,346

Cash flows of discontinued operations
Net cash used in operating activities	—	—	(1,078)
Net cash used in financing activities	—	—	(44)
	—	—	(1,122)

Effects of exchange rates on cash and cash equivalents	589	167	135
Net change in cash and cash equivalents	72,616	12,508	1,973
Cash and cash equivalents, beginning of year	19,757	7,249	5,276
Cash and cash equivalents, end of year	$92,373	$19,757	$7,249

Supplemental disclosures of cash paid
Interest	$3	$2	$5

The accompanying notes are an integral part of these statements.

MGT CAPITAL INVESTMENTS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts)

1.     Organization, basis of presentation and liquidity

MGT Capital Investments, Inc (“MGT”, “we”, “the Company”, “us”) is a holding Company in the global Healthcare Information Technology sector (“HCIT”).  We currently have a controlling interest in our two main operating subsidiaries: Medicsight PLC (“Medicsight”) and Medicexchange PLC (“Medicexchange”). We also have wholly owned subsidiaries MGT Capital Investments (UK) Limited, MGT Investments (Gibraltar) Limited, Medicexchange Inc., Medicsight Nominees Limited, HTTP Tech Inc. and Medical Vision Systems Inc.

•                  Medicsight and its wholly owned subsidiaries is a medical imaging software development company listed on the AIM market of the London Stock Exchange (Ticker symbol “MDST”) that develops and commercializes enterprise-wide Computer-Aided Detection (“CAD”) applications which analyze Computer Tomography (“CT”) scans for the early detection and measurement of colorectal polyps and lung lesions.  The Company holds 85 million shares (55%) of the 155 million shares issued capital of Medicsight.

•                  Medicexchange and its majority owned subsidiaries provide medical imaging professionals with a global web portal containing an online sales channel for diagnostic, treatment and surgery planning solutions.  This combined with a variety of relevant clinical papers, training materials and content gives these professionals access to information and products that they otherwise would have difficulty accessing.  The Company holds 22.5 million shares (73%) of the 30.8 million issued share capital of Medicexchange.  Medicexchange’s shares are not publicly traded.

The Company has incurred significant operating losses since inception and has just commenced generating revenue from operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $219,449 at December 31, 2007. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products the Company develops and markets will be accepted by consumers.

During 2005 the Company initiated a plan of disposal of the Lifesyne business and which was subsequently sold in November 2005 and its results are reflected as discontinued operations.

2.     Summary of significant accounting policies:

Principles of Consolidation

The financial statements include the accounts of our Company and our wholly and majority owned subsidiaries. Our main operating subsidiaries are Medicsight and Medicexchange, both based in London (UK). The functional currencies of our subsidiaries are their local currencies.  All intercompany transactions and balances have been eliminated.  All foreign currency translation gains and losses arising on consolidation were recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation.  Minority Interest represents the minority equity investment in any of the MGT Capital Investments Inc. group of companies, plus the minorities share of the net operating result.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash, cash equivalents and marketable securities, for which the current carrying amounts approximate fair market values.

Cash and cash equivalents

The Company considers investments with original maturities of three months or less to be cash equivalents.

Marketable Securities

The Company invests some of its cash balances in short-term highly liquid available for sale marketable securities, which are carried in our balance sheet at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 Accounting for Certain Investments in Debt and Equity Securities, with unrealized gains and losses reported in stockholders’ equity as a component of accumulated other comprehensive income (loss) - unless the Company concludes that unrealized losses represent an other-than-temporary impairment. In that circumstance, such losses would be reflected in the consolidated statements of operations. Realized gains and losses are included in other income. Fair value is based upon quoted market prices for these or similar instruments.

Investments

Investments consist of equity ownership in various corporations. The Company records these investments at historical cost, subject to any provision for impairment.

Property and equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight line method on the various asset classes over their estimated useful lives, which range from two to five years. Leasehold improvements are depreciated over the term of the lease.

Goodwill

Goodwill represents the excess of acquisition purchase price over the fair value of the net assets acquired. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill is tested for impairment on an annual basis or whenever indicators of impairment arise. An impairment analysis was performed as of December 31, 2007 and 2006 and the Company concluded there was no impairment loss.

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

 Medicsight

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

Provided the Reseller i) assumes all risk of the purchase, ii) has the ability and obligation to pay regardless of receiving payment from the end user, and all other revenue recognition criteria are met, license revenue from Resellers is recognized upon shipment of its product to vendors (“sell-in basis”).

Additionally:

Software — Revenue from license fees is recognized when notification of shipment to the end user has occurred, there are no significant Company obligations with regard to implementation and the Company’s services are not considered essential to the functionality of other elements of the arrangement.

Services — Revenue from maintenance and support arrangements is deferred and recognized ratably over the term of the maintenance and support arrangements.

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

As at December 31, 2007 we have $3 of deferred revenue relating to support and maintenance services.

Medicexchange

We recognize revenue when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the selling price is fixed or determinable,

and collectability is reasonably assured. Deferred revenue is recorded when payments are received in advance of performing our service obligations.

As at December 31, 2007 we have $17 of deferred revenue.

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

For the years ended December 31, 2007, December 31, 2006 and December 31, 2005, the Company expended $2,670, $2,870 and $2,363 respectively, for research and development expenses for Medicsight CAD and its products.

Income taxes

Effective January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  At the adoption date of January 1, 2007 and also as of December 31, 2007, the Company did not have any unrecognized tax benefits. We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Consolidated Statements of Operations.  There was no interest and penalties for the year ended December 31, 2007. Tax years beginning in 2004 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

The computation of diluted loss per share excludes all options because they are anti-dilutive. For the year ended December 31, 2007 there were 14,757,500 options excluded with an average exercise price of $1.72.  For the year ended December 31, 2006 there were 5,040,000 options excluded with an average exercise price of $1.79. For the year ended December 31, 2005, there were 4,146,200 options excluded outstanding with a weighted average exercise price of $1.96 per share.

Comprehensive loss

Comprehensive loss as defined by SFAS No. 130, “Reporting Comprehensive loss,” includes net loss and items defined as other comprehensive income. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities, be separately classified in the financial statements. Such items are reported in the consolidated statements of stockholders’ equity as comprehensive loss.

Segment reporting

The Company follows the provisions of SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information”. The approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers.  We operate in two segments.

Stock options

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment SFAS 123(R), which requires that compensation cost relating to share-based payment transactions be recognized as an expense in the financial statements, and that measurement of that cost be based on the estimated fair value of the equity or liability instrument issued.  Under SFAS No. 123(R), the pro-forma disclosures previously permitted under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) are no longer an alternative to financial statement recognition. SFAS No 123(R) also requires that forfeitures be estimated and recorded over the vesting period of the instrument.

Prior to January 1, 2006, as permitted by SFAS No. 123, the Company accounted for share-based payments to employees using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. Under this method, compensation cost is measured as the amount by which the market price of the underlying stock exceeds the exercise price of the stock option at the date at which both the number of options granted and the exercise price are known.  As previously permitted by SFAS No. 123, the Company had elected to apply the intrinsic-value-based method of accounting under APB No. 25 described above, and adopted only the disclosure requirements of SFAS No 123 which were similar in most respects to SFAS No. 123(R), with the exception of option forfeitures, which, under SFAS No. 123, had been accounted for as incurred.

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

Had share-based expense for the Company’s stock option plans been determined based on a calculated fair value using the Black-Scholes model at the grant date, the Company’s net loss would have been impacted as follows for the year ended December 31, 2005:

Net loss as reported	$(12,216)
Stock-based compensation determined under the fair value based method	(645)
Net loss, pro forma	$(12,861)

The pro forma effect of applying SFAS No 123(R) may not be representative of the effect on reported net income in future years because options over several years and varying amounts may be made each year.

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting standards that require or permit fair value measurements. Accordingly, it does not require any new fair value measurement. SFAS No. 157 will be effective for the Company on January 1, 2009. The Company is currently evaluating the impact the adoption of SFAS No. 157 will have on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No.159 on our consolidated financial position, results of operations and cash flows.

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

On November 10, 2005 Lifesyne was sold to an independent third party for $443. On August 18, 2005, Medicsight PLC entered into an option agreement with the purchaser to acquire Lifesyne for a non-refundable deposit of approximately $90 as the purchaser needed further time to arrange the financing for the acquisition. This deposit constituted part of the sale proceeds on completion of the acquisition. At that time the net assets of Lifesyne totaled approximately $844 leading to an impairment loss of approximately $394.

Revenues and operating losses for Lifesyne for year ended December 31, 2005 is as follows:

Revenues	$427
Operating losses	$1,084
Loss from impairment of assets	$394

4.     Marketable securities

Investments in marketable securities consisting of HipCricket Inc. and a fund managed by Bank Sarasin & Company Limited as of December 31, were as follows:

	Market Value	Cost	Unrealized Gains

At December 31, 2006	$4,978	$4,533	$445
At December 31, 2007	$2,219	$2,138	$81

The increase in net unrealized holding gains on available-for-sale securities for the year ended December 31, 2007 was $81 and $445 in 2006 which was charged to accumulated other comprehensive income.

On July 28, 2007 we converted all but $138 of the marketable securities in the fund managed by Bank Sarasin & Company Limited into cash. The Company converted the balance to cash in March 2008.

5.     Investments at cost

We account for investments in non-marketable securities under the cost method of accounting were we own less than a 20% interest in each of the companies, and we do not have significant influence over the entity. We continually review each investment to assess for other-than-temporary decreases in value.

In 2000, MGT invested in Eurindia PLC, (“Eurindia”) a UK company that invested in IT start-up companies.  MGT has a 6% holding in Eurindia and accounts for this investment on a cost basis. During 2007, we received two dividends totaling $423 ($0.72 per share) which we recorded in Other Income.  Eurindia has advised us that they intend to pay an additional dividend and then liquidate the company during the late 2008 early 2009 timeframe.

During September 2007 the Company invested $960 in C preference shares of XShares Group LLC, a pre-IPO investment advisor that creates, issues and supports exchange traded funds (ETF) with a particular healthcare specialty. We account for this investment on a cost basis as our total holding is less than 5%.

6.     Interest and other income

We had the following interest and other income amounts:

	2007	2006	2005

Dividend Income	$467	$—	$—
Interest Income	2,755	300	67
Gain on Marketable Securities	826	—	—
Total	$4,048	$300	$67

7.     Property and equipment

Property and equipment consist of the following as of December 31:

	2007	2006

Computer hardware and software	$1,272	$1,053
Leasehold improvements	529	187
Furniture and fixtures	193	137
Motor vehicles	—	74

	1,994	1,451
Less: Accumulated depreciation	(1,091)	(768)
	$903	$683

8.     Accrued expenses

	2007	2006

Professional fees	$405	$233
Suppliers with deferred payment terms (not yet invoiced)	529	528
Rent, rates and property related	316	479
Other	219	145

Total Accruals	$1,469	$1,385

9.     Stockholders’ Equity and Minority Interest

MGT Capital Investments Inc.

During the year ended December 31, 2006 we raised $10,030 (gross before commissions) by issuing 2,507,500 restricted shares of our common stock.  We incurred commission of $1,003 to Asia IT Capital Investments Limited (a related party) raising a net amount of $9,027.

During the year ended December 31, 2005 we raised $12,035 (net of commission and expenses) by issuing 3,327,000 restricted shares of common stock in a private placement.

Medicsight PLC

On June 21, 2007, Medicsight PLC completed its initial public offering on the AIM Market of the London Stock Exchange.  Approximately 29,000,000 new shares were issued to institutional and other investors at a price of £1.10 ($2.20) per share raising £32,000 ($64,115) gross new money.  We incurred fees of approximately £1,550 ($3,096), including £149 ($298) with Asia IT Capital Investments Ltd (a related party).  Approximately £5,500 ($11,100) of the net proceeds were used to repay debt (between Medicsight PLC and the Company).  The remaining £24,900 ($49,800) cash inflow from the IPO will be used for working capital and business development.

Immediately prior to the Medicsight PLC IPO, the Company sold down, by private placement approximately 11,700,000 of its Medicsight PLC shares.  The shares were priced at £1.10 ($2.20) — the same price as the Medicsight IPO.  Gross proceeds on the private placement were approximately £12,845 ($25,736).  We incurred fees with Asia IT Capital Investments Ltd (a related party) of approximately £578 ($1,167).  These proceeds were received on July 27, 2007.

Consistent with the guidance of Staff Accounting Bulletin No. 51 we credited these proceeds to Additional Paid In Capital and Minority Interest and have not recognized any gain from the private placement of the Medicsight shares.

We believe we have sufficient capital tax loss carry forwards to offset the taxable gain from this disposal.

After the private placement and the IPO, MGT holds 85,000,000 (55%) of the approximately 155,000,000 issued share capital of Medicsight. On December 31, 2007, (the fourth quarter’s last trading day), Medicsight shares closed at a price of £1.06 ($2.12), valuing MGT’s 85,000,000 shares at $180,200.

During the year ended December 31, 2006 we raised £7,000 ($13,752) (gross before commissions) by issuing 14,000,000 ordinary shares of Medicsight.  We paid commission of £700 ($1,367) to Asia IT Capital Investments Limited (a related party) and we paid legal fees of $6, raising a net cash amount of £6,297 ($12,379).

Medicexchange PLC

On July 10, 2006 we incorporated Medicexchange PLC with a 10% (approximately $10) minority shareholder.  We subsequently raised £5,508 ($10,314) (gross before commissions) by issuing 5,507,511 ordinary shares of Medicexchange PLC.  We paid commission of £275 ($516) and issued 275,326 ordinary shares to Asia IT Capital Investments Limited (a related party), raising a net cash amount of £5,232 ($9,798).  At December 31, 2006 the Company owned 22,500,000 ordinary shares in Medicexchange PLC, constituting 73.1% of the outstanding shares.

Minority Interest

The Company has minority investors in both Medicsight and Medicexchange as follows:

	Medicsight	Medicexchange	Total

Minority Interest at January 1, 2006	$—	$—	$—
Medicexchange PLC — incorporation	—	10	10
Additional funding in 2006	12,379	9,798	22,177
Total minority equity investment	12,379	9,808	22,187
Less — minority share of operating losses	(20)	(457)	(477)
Minority Interest at December 31, 2006	$12,359	$9,351	$21,710
Medicsight — MGT share private placement	14,820	—	14,820
Medicsight minority interest share of IPO equity	61,019	—	61,019
Medicexchange China — incorporation	—	30	30
Less — minority share of operating losses	(3,347)	(728)	(4,075)
Minority Interest at December 31, 2007	$84,581	$8,653	$93,504

10.  Comprehensive loss

Comprehensive losses for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006

Net loss as reported	$(13,800)	$(14,935)
Other comprehensive income (loss)
Foreign currency translation	589	280
Unrealized holding gains (losses) arising during the period	462	445
Less: Reclassification adjustment for gains (losses) included in net income	(826)	—
Other comprehensive income (loss)	225	725
Comprehensive loss	$(13,575)	$(14,210)

        The accumulated balances related to each component of other comprehensive losses were as follows:

	Foreign Currency Translation	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Loss
Balance at December 31, 2005	$128	$—	$128
Other comprehensive gain (loss)	280	445	725
Balance at December 31, 2006	408	445	853
Other comprehensive gain (loss)	589	(364)	225
Balance at December 31, 2007	$997	$81	$1,078

11.  Stock option plans

We have a number of Stock Option Plans as follows.

MGT Stock Option Plan

On December 5, 2007 we approved the 2007 MGT stock option plan and granted options for 1,975,000 shares under this plan.  At December 31, 2007 there were 1,975,000 options outstanding and none of the options issued were exercisable.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant.

Medicsight Stock Option Plans

We have seven Stock Option Plans in Medicsight.  The shares of this Company were listed on the AIM Market of the London Stock Exchange on June 21, 2007.

Plan A - on February 26, 2003 we approved stock option plan “A” and in the period ended June 30, 2003 we granted options for 2,971,000 shares under this plan.  At December 31, 2007 there were 488,000 options outstanding all of which were exercisable.

Plan B - on August 15, 2005, we approved stock option plan “B” and between July 1, 2003 and March 31, 2005 we granted options for 3,420,500 shares under this plan.  At December 31, 2007 there were 897,000 options outstanding all of which were exercisable.

Plan C — on August 15, 2005, we approved stock option plan “C” and between April 1, 2005 and June 30, 2006 we granted options for 515,000 shares under this plan.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from date of grant.  At December 31, 2007 there were 285,000 options outstanding and 156,667 of the options issued were exercisable.

Plan D - On July 13, 2006 we approved stock option plan “D” and granted options for 1,375,000 shares under this plan.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant. At December 31, 2007 there were 875,000 options outstanding and 291,667 of the options issued were exercisable.

Plan E - on February 22, 2007 we approved and granted options for 5,900,000 shares under stock option plan “E”.  Options under this plan vest in equal one thirds after employees have been employed for 12, 24 and 36 months from the grant date. At December 31, 2007 there were 5,862,500 options outstanding and none of the options issued were exercisable.

Plan F - on May 16, 2007 we approved and subsequently granted options for 350,000 shares under stock option plan “F”.  Options under this plan vest in equal one thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At December 31, 2007 there were 350,000 options outstanding and none of the options issued were exercisable.

Plan G - on December 18, 2007 we approved and subsequently granted options for 3,025,000 shares under stock option plan “G”.  Options under this plan vest in equal one thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At December 31, 2007 there were 3,025,000 options outstanding and none of the options issued were exercisable.

Medicexchange Stock Option Plans

We have two stock option plans in Medicexchange.  The shares of this company are not publicly traded.

Plan A - on July 20, 2006 we approved Medicexchange stock option plan “A” and granted options for 950,000 shares under this plan.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant. At December 31, 2007 there were 700,000 options outstanding and 233,333 of the options issued were exercisable.

Plan B — on July 26, 2007 we approved Medicexchange stock option plan “B” and granted options for 300,000 shares under this plan. Options issued under this plan vest equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant.  At December 31, 2007 there were 300,000 options outstanding and none of the options issued were exercisable.

The following weighted average assumptions were used to estimate the fair value of stock options granted in the years ended December 31:

	2007	2006	2005

Dividend yield	nil	nil	nil
Expected volatility	57%-65%	60.0%	65.0%
Risk-free interest rate	4.65%-5.75%	4.75%	4.5%
Expected life of options	Up to 4 Years	4 years	1 year
Weighted average fair value of options granted		£0.41 ($0.81)	£0.47 ($0.92)
Weighted-average grant-date fair value — Medicsight Plan E	£0.26 ($0.51)
Weighted-average grant-date fair value — Medicsight Plan F	£0.33 ($0.65)
Weighted-average grant-date fair value — Medicsight Plan G	£0.43 ($0.86)
Weighted-average grant-date fair value — Medicexchange Plan B	£0.51 ($1.05)
Weighted-average grant-date fair value — MGT Capital Investments Inc. 2007 Plan	$1.59

The assumptions above are based on multiple factors including 10-year United Kingdom treasury bonds for the risk-free rate at the time of grant, expected future exercising patterns (we cannot base the estimate on the historical exercise patterns as no options have been exercised) and the volatility of the MGT Capital Investments Inc. own stock price.

The assumptions used in the Black-Scholes option valuation model are highly subjective, and can materially affect the resulting valuation.

The following table summarizes stock option activity for the three years ended December 31, 2007, 2006 and 2005 under all option plans:

	Outstanding		Exercisable
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2005	4,146,200	£1.00 ($1.96)	3,362,850	£1.00 ($1.96)

Granted	2,610,000	£1.05 ($2.06)
Exercised	—	—
Forfeited	(1,716,200)	£1.00 ($1.96)

Outstanding at December 31, 2006	5,040,000	£0.91 ($1.79)	2,256,200	£1.00 ($1.96)

Granted	11,550,000	£0.91 ($1.81)
Exercised	—	—
Forfeited	(1,832,500)	£0.72 ($1.43)

Outstanding at December 31, 2007	14,757,500	£0.86 ($1.72)	2,066,667	£0.72 ($1.44)

The following is a summary of the status of stock options outstanding at December 31, 2007:

	Outstanding Options			Exercisable Options
	Number	Remaining Contractual Life (years)	Average Exercise Price	Number	Average Exercise price
MGT 2007 Plan	1,975,000	9.9	$3.69	—	—

Medicsight Plan A	488,000	5.5	£0.75 ($1.50)	488,000	£0.75 ($1.50)
Medicsight Plan B	897,000	6.8	£0.75 ($1.50)	897,000	£0.75 ($1.50)
Medicsight Plan C	285,000	7.5	£0.75 ($1.50)	156,667	£0.75 ($1.50)
Medicsight Plan D	875,000	8.5	£0.83 ($1.66)	291,667	£0.83 ($1.66)
Medicsight Plan E	5,862,500	9.2	£0.50 ($1.00)	—	—
Medicsight Plan F	350,000	9.4	£0.75 ($1.50)	—	—
Medicsight Plan G	3,025,000	10	£1.10 ($2.20)	—	—

Medicexchange Plan A	700,000	8.8	£0.40 ($0.80)	233,333	£0.40 ($0.80)
Medicexchange Plan B	300,000	9.6	£1.00 ($2.00)	—	—

On February 22, 2007 we modified the exercise price of 50% of the shares in Medicsight PLC under plans “A” through to “C” from £1.00 to £0.50 per share. On February 22, 2007 we modified the exercise price of 50% of the shares in Medicsight PLC under plan “D” from £1.10 to £0.50 per share. No other terms and conditions of the shares within these plans were modified. The total modification charge for the year ended December 31 2007 was $192.

The Company has recorded the following amounts related to its share-based compensation expense in the accompanying Statements of Operations:

	2007	2006
Selling, general and administrative	$1,334	$405
Research and development	207	35
Total	$1,541	$440

No compensation costs were capitalized.

The aggregate intrinsic value for options outstanding and exercisable at December 31, 2007 was approximately $1,487 (December 31, 2006: $4,420).

The average grant date fair value of options was $0.96 and $0.81 for options granted during the years ended December 31, 2007 and December 31, 2006 respectively.

A summary of non-vested options at December 31, 2007 and the change during the years ended December 31, 2007 and 2006 is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested options at January 1, 2006	783,350	£0.41 ($0.81)
Granted	2,610,000	£0.41 ($0.81)
Vested	(444,550)	£0.39 ($0.77)
Forfeited	(165,000)	£0.47 ($0.92)
Nonvested options at December 31, 2006	2,783,800	£0.41 ($0.81)
Granted	11,550,000	£0.41 ($0.82)
Vested	(990,467)	£0.42 ($0.84)
Forfeited	(652,500)	£0.41 ($0.82)
Nonvested options at December 31, 2007	12,690,833	£0.41 ($0.82)

As of December 31, 2007 there was $10,343 of total unrecognized compensation cost related to non-vested share based compensation arrangement granted under the option plans. That cost is expected to be recognized over a weighted average period of 5.8 years.

12.       Income Taxes

The income tax provision is summarized as follows for the years ended December 31:

	2007	2006	2005
Current
Federal	$0	$0	$0
State and local	0	0	0
Foreign	0	0	858
Deferred	0	0	0

Total income tax benefit	$0	$0	$858

Significant components of deferred tax assets were as follows as of December 31:

Deferred Tax Assets	2007	2006
Tax loss carry-forward	$20,433	$16,899
Capital loss carry forward	92	37,473
Fixed asset depreciation methods and other	2,672	2,284
Total	23,197	56,656
Valuation Allowance	(23,197)	(56,656)
Net deferred tax asset	$—	$—

The Company has net operating loss carry-forwards for United States tax purposes to offset future taxable income of approximately $62 expiring through 2023. As it is not more likely than not that the resulting deferred tax benefits will be realized, a full valuation allowance has been recognized for such deferred tax assets. The utilization of net operating loss carry forwards may be significantly limited under the Internal Revenue Code as a result of ownership changes due to the Company’s stock and other equity offerings.

Under United Kingdom taxation, Medicsight has $52,694 of net operating loss carry-forwards to offset future taxable income. As it is not more likely than not that the resulting deferred tax benefits will be realized, a full valuation allowance has been recognized for such deferred tax assets.

The provision for income tax differs from the amount computed by applying the statutory federal income tax rate to income before the provision for income taxes. The sources and tax effects of the differences are as follows for the year ended December 31:

	2007	2006	2005
Income taxes at the federal statutory rates	(35)%	(35)%	(35)%
Foreign rate differential	15	5	5
Change in valuation allowance	20	30	30
Effective rate of income tax	0%	0%	0%

The Company has net capital losses to be carried forward of $262 to offset against future capital gains expiring in years 2007 through 2008.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

The receipt of $858 relates to a tax credit paid by the United Kingdom taxation authorities to Medicsight PLC in the second quarter of Fiscal 2005 under its R&D tax relief scheme for small and medium enterprises. The basis for the R&D relief is to encourage the development of new technologies and is only applicable to the research and development of a new technology and not a product.

The receipt represented the tax credit received for expenditures incurred between November 2001 and December 2003. The Company did not accrue for any potential tax credit for Fiscal 2004 as it has determined that the completion date of the new technology occurred at the end of Fiscal 2003 and therefore no application for Fiscal 2004 will be made.

13.       Operating leases, commitments and security deposit

On August 25, 2006 we executed a 10 year agreement with Pirbright Holdings Limited, to lease 8,787 square feet of office space at the Kensington Centre, 66 Hammersmith Road, London W14 8UD, UK, and simultaneously vacated our previous corporate office (46 Berkeley Square, London W1J 5AT, United Kingdom).

Under this new lease agreement our UK property rent, services and related costs will be approximately £330 ($647) per annum, paid quarterly in advance.  We have the right to terminate this agreement on the expiration of the fifth year of the lease.  Our annual rent is subject to upward only review on August 24, 2011.

We have two 10-month rent-free periods: the first commencing August 25, 2006; the second commencing August 25, 2011.  We have accounted for this lease as an Operating Lease, and have accounted for the lease rental expenses on a straight line basis over the period of the lease.  At December 31, 2007 and 2006, deferred rent which is included in accrued expenses was $316 in 2007 and $131 in 2006.

We have satellite offices in Tokyo (Japan) and Beijing (China) — both of which are on two year rental agreements.  At December 31, 2007 we have paid in total $68 in deposit for these office rentals.

The following is a schedule of the future minimum rental payments required under operating leases that have initial or remaining non cancellable terms in excess of one year:

Year Ending

2008	$748
2009	659
2010	629
2011	225
2012	351
Later Years	1,548
Total	$4,160

Total rent expense was $659, $1,056, and $969 for the years ended December 31, 2007, 2006, and 2005 respectively.

At December 31, 2007 we have capital commitments of $184 relating to the completion of leasehold improvements in our Japan office.

14.  Segment reporting

        Under SFAS no. 131, “Disclosures about Segments of an Enterprise and Related Information”, operating segments are defined as components of an enterprise about which separate financial information is available that is  evaluated regularly by the chief operating decision maker, or decision making group in deciding how to allocate resources and in assessing performance. Our chief operating decision making group is composed of the chief executive officer and members of senior management. The Company’s reportable operating segments are Medicsight and Medicexchange.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance of our operating segments based on revenue and operating (loss). Segments information for 2007, 2006 and 2005 are as follows (in thousands):

	Medicsight	Medicexchange	Corporate and Other	Total

2007
Revenue from external customers	$41	$48	$—	$89
Cost of revenue	1	34	—	35
Gross Margin	40	14	—	54
Operating Expenses	14,970	3,947	3,060	21,977
Operating loss	(14,930)	(3,933)	(3,060)	(21,923)
Depreciation	190	177	—	367
Stock based compensation	1,349	104	88	1,541
Assets	51,158	4,211	53,651	109,020
Expenditure for property plant and equipment	297	296	—	593

2006
Revenue from external customers	$—	$—	$—	$—
Cost of revenue	—	—	—	—
Gross Margin	—	—	—	—
Operating Expenses	9,517	5,657	538	15,712
Operating loss	(9,517)	(5,657)	(538)	(15,712)
Depreciation	251	27	—	278
Stock based compensation	403	37	—	440
Assets	13,495	7,366	17,608	38,469
Expenditure for property plant and equipment	192	456	74	722

2005 (continuing operations)
Revenue from external customers	$—	$—	$—	$—
Cost of revenue	—	—	—	—
Gross Margin	—	—	—	—
Operating Expenses	11,426		237	11,663
Operating loss	(11,426)	—	(237)	(11,663)
Depreciation	237	—	—	237
Stock based compensation	—	—	—	—
Assets	8,777	—	15,709	24,486
Expenditure for property plant and equipment	131	—	—	131

The Company’s main operations and fixed assets are in the UK.

Medicsight listed on the AIM Market of the London Stock Exchange on June 21, 2007.  AIM listing rules require Medicsight to publish results under International Financial Reporting Standards (“IFRS”) in UK Sterling (“GBP”).

The following is a reconciliation between Medicsight published financial statements and the US GAAP consolidated results (in thousands):

	Medicsight PLC	Medicsight PLC	Medicsight PLC	Medicexchange	Corporate and Other	Total
	(IFRS)	GAAP Adj’ts	(US GAAP)	(US GAAP)	(US GAAP)	(US GAAP)

Twelve months December 31, 2007
Net revenue from external customers	41	—	41	48	—	89
Operating loss	(15,526)	596	(14,930)	(3,933)	(3,060)	(21,923)
Assets	51,158	—	51,158	4,211	53,651	109,020

Twelve months December 31, 2006
Net revenue from external customers	—	—	—	—	—	—
Operating loss	(11,998)	2,481	(9,517)	(5,657)	(538)	(15,712)
Assets	13,495	—	13,495	7,366	17,608	38,469

The principle GAAP adjustments being the accounting for stock options and cumulative translation adjustments.

15.  Concentrations

The Company maintains its cash and cash equivalents at major financial institutions in Europe.  Cash held in foreign institutions amounted to $92,373 and $19,757 at December 31, 2007 and 2006, respectively.  The Company periodically evaluates the relative credit standing of financial institutions considered in its cash investment strategy.

16.  Related Party Transactions

Asia IT Capital Investments Ltd (a related party)

On December 29, 2000, the Company acquired all of the issued and outstanding shares of HTTP Insights Limited (“Insights”).  Asia IT Capital Investments Limited (“Asia IT”) was a shareholder in Insights as well as the Company at the time of the acquisition, and had provided a credit facility for up to $20,000.  This facility was cancelled by mutual agreement and with no financial impact in June 2007.

On November 20, 2001, Asia IT entered into a £10,000 ($19,600) credit facility with Medicsight PLC.  This facility was cancelled by mutual agreement and with no financial impact in June 2007.

A director of Asia IT is a brother of Tim Paterson-Brown (our Chairman and Chief Executive Officer).  In addition to the loan facilities made available by Asia IT to the Company and Medicsight PLC, Asia IT received commissions on shares issuances and transactions in Fiscal 2007, 2006 and 2005.

On June 21, 2007, Medicsight PLC completed its initial public offering on the AIM Market of the London Stock Exchange.  Approximately 29,000,000 new shares were issued to institutional and other investors at a price of £1.10 ($2.20) per share raising £32,000 ($64,115) gross new money.  We incurred fees of approximately £1,550 ($3,096), including approximately £149 ($298) with Asia IT Capital Investments Ltd (a related party).  Immediately prior to the Medicsight PLC IPO, the Company sold down, by private placement approximately 11,700,000 of its Medicsight PLC shares.  The shares were priced at £1.10 ($2.20) — the same price as the Medicsight IPO.  Gross proceeds on the private placement were approximately £12,845 ($25,736).  We incurred fees with Asia IT Capital Investments Ltd (a related party) of approximately £578 ($1,167).

During Fiscal 2006 the Company used Asia IT to raise a gross amount of $34,096. Asia IT earned commissions of $3,404 which was partly settled by issuing 275,326 shares valued at £1.00 ($1.88) in Medicexchange PLC.

During Fiscal 2005 the Company raised $12,035, net of commissions and expenses, in a private placement of restricted common stock at $4.00 per share. Asia IT received commissions of $1,230.

During the year ended December 31, 2007, the Company placed monies on deposit with Asia IT. These monies earn interest at a range of annual rates between 5% to 10%. The funds are on call at any time. At December 31, 2007 the balance of monies on deposit with Asia IT was $3,917 which included $262 of interest income earned in the year ended December 31, 2007.

During the year ended December 31, 2006, the Company placed monies on deposit with Asia IT. These monies earn interest at an annual rate of 5%. The funds are on call at any time. At December 31, 2006 the balance of monies on deposit with Asia IT was $5,993 which included $116 of interest income earned in the year ended December 31, 2006.

During the year ended December 31, 2007 the Company acquired shares to the value of $2,000 and $960 in HipCricket Inc. and XShares Group LLC, respectively, and are included in marketable securities and investments on the balance sheet. Both of these investments were introduced to the Company by Asia IT.  A brother of Tim Paterson-Brown is a non-executive director of HipCricket Inc.

Tim Paterson-Brown is also a Non-executive director of Accsys Technologies PLC, which has a subsidiary company Titan Wood Limited.  Titan Wood Limited rents space in 66 Hammersmith Road.  In the year ended December 31, 2007, $222 of office related costs were recharged to Titan Wood Limited.  At December 31, 2007 there was a balance receivable from Titan Wood Limited of $16 of which $16 remains unpaid.  This is payable within 30 days under the terms of the invoice.

17. Quarterly Financial Data (unaudited)

The tables below summarize the Company’s unaudited quarterly operating results for Fiscal 2007 and 2006:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2007
Revenues	$—	$—	$12	$77
Gross Margin	—	—	12	42
Net loss	(3,206)	(4,095)	(2,506)	(3,993)
Basic and diluted loss per share	(0.08)	(0.11)	(0.06)	(0.10)

2006
Revenues	$—	$—	$—	$—
Gross Margin	—	—	—	—
Net loss	(3,030)	(4,001)	(3,907)	(3,997)
Basic and diluted loss per share	(0.08)	(0.11)	(0.10)	(0.10)

18. Subsequent Events

On February 14, 2008 MGT Capital Investments, Inc. announced that its Board of Directors has authorized the repurchase of up to 1,000,000 shares during the year ended 2008.

The repurchase of shares will be made from time to time in the open market on the American Stock Exchange (“AMEX”) and in private transactions.

The repurchase program does not require the Company to acquire a specific number of shares.  The share repurchases will be funded from the Company’s working capital.  Any shares that are repurchased under the program will be returned to the state of authorized but unissued shares of common stock.

On March 11, 2008 the Board of Directors authorized the Chief Executive Officer and the Chief Financial Officer to execute an additional buyback of up to 5,350,000 shares of MGT common stock.  Following Board approval, the Company has contracted to buy back 5,349,793 shares of its common stock at $3.00 per share in a transaction costing $16,049 (before fees).

Schedule II

MGT Capital Investments Inc.

Valuation and Qualifying Accounts

	Balance at
	Beginning			Balance at
Deferred Tax Valuation Allowance	of year	Additions	Write-offs	end of year

2005	$48,511	$3,665	$—	$52,176
2006	52,176	4,480	—	56,656
2007	56,656	3,921	37,380	23,197

The deferred tax valuation allowance applies to both operating loss carry-forwards and capital losses incurred by the Company.