Form 10-Q
period 2008-03-31
MGT CAPITAL INVESTMENTS INC
filed 2008-05-12
CIK 1001601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

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

Registrant’s telephone number, including area code: 011-44-20-7605-1151

Indicate by check whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     ☒     No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☐     No    ☒

As of May 9, 2008 the registrant had outstanding 32,632,711 shares of common stock, $0.001 par value, (excludes 6,267,672 shares of common shares held as treasury stock).

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

The Company’s main operating currency is UK Sterling (£).

All financial amounts are in thousands except share and per share data.

MGT CAPITAL INVESTMENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31 2008	December 31 2007
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$78,207	$92,373
Cash short term deposits	2,000	—
Marketable securities	5,762	2,219
Accounts receivable	51	7
Other receivables – related party	49	16
Prepaid expenses and other current assets	844	704
Total current assets	86,913	95,319

Property equipment, at cost, net	1,062	903
Investments, at cost	1,319	1,319
Security deposits	308	279
Goodwill	11,283	11,200
Total assets	$100,885	$109,020

Liabilities
Current liabilities:
Accounts payable	$1,701	$2,931
Accrued expenses	1,453	1,469
Deferred revenue	23	20
Total current liabilities	3,177	4,420

Minority interest	90,914	93,504

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $0.001 par value, 75,000,000 shares authorized; 38,900,383 shares issued; and 38,289,482 and 38,900,383 outstanding at March 31, 2008 and December 31, 2007 respectively	39	39
Additional paid in capital	230,519	229,428
Accumulated other comprehensive income	1,341	1,078
Accumulated deficit	(223,228)	(219,449)
	8,671	11,096
Treasury stock, at cost, 610,901 shares of common stock	(1,877)	—
Total stockholders’ equity	6,794	11,096

Total stockholders’ equity, liabilities and minority interest	$100,885	$109,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2008	2007

Revenues	$52	$—
Cost of revenue	12	—
Gross margin	40	—

Operating expenses
Selling, general and administrative expenses	5,505	3,457
Research and development cost	595	546
	6,100	4,003

Operating loss	(6,060)	(4,003)

Interest and other income	508	273

Net loss before income taxes and minority interest	(5,552)	(3,730)

Income taxes	—	—
Minority interest	1,773	523

Net loss	$(3,779)	$(3,207)

Per share data:

Basic and diluted loss per share	$(0.10)	$(0.08)

Weighted average number of common shares outstanding	38,846,986	38,900,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2008	2007

Cash flows from operating activities
Net loss	$(3,779)	$(3,207)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss attributable to minority interest	(1,773)	(523)
Stock based compensation expense	1,091	375
Depreciation	110	120
Loss on disposal of fixed assets	—	6
(Increase)/decrease in assets
Accounts receivable	(44)	—
Accounts receivable — related parties	(33)	—
Prepaid expenses and other current assets	(111)	(188)
Value added tax receivable	(58)	195
Increase/(decrease) in liabilities
Accounts payable	(1,230)	(883)
Accrued expenses	(16)	341
Deferred revenue	3	—
Net cash used in operating activities	(5,840)	(3,764)

Cash flows from investing activities:
Cash short term deposits	(2,000)	—
Purchase of marketable securities	(3,688)	(350)
Sale of marketable securities	276	—
Purchase of fixed assets	(269)	(290)
Purchase of common stock in subsidiary (net of commissions)	(900)	—
Net cash used in investing activities	(6,581)	(640)

Cash flows from financing activities:
Purchase of common stock (net of commissions)	(1,877)	—
Principal payments under capital lease obligations	—	(7)
Proceeds from sale of common stock in subsidiary (net of commissions)	—	30
Net cash (used in) provided by financing activities	(1,877)	23

Effects of exchange rates on cash	132	28
Net change in cash and cash equivalents	(14,166)	(4,353)
Cash and cash equivalents, beginning of period	92,373	19,757
Cash and cash equivalents, end of period	$78,207	$15,404

Supplemental disclosures of cash received
Interest received	$508	$56

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization, basis of presentation and liquidity

The accompanying unaudited condensed consolidated financial statements of MGT Capital Investments, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, for a fair statement have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2008. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated.

MGT Capital Investments, Inc. (“MGT”, “we”, “the Company”, “us”) is a technology holding Company in the global Healthcare Information Technology sector (“HCIT”).  We currently have a controlling interest in our two main operating subsidiaries: Medicsight PLC (“Medicsight”) and Medicexchange PLC (“Medicexchange”).

•           Medicsight and its wholly owned subsidiaries is a medical imaging software development company listed on the AIM market of the London Stock Exchange (Ticker symbol “MDST”) that develops and commercializes enterprise-wide Computer-Aided Detection (“CAD”) applications which analyze Computer Tomography (“CT”) scans for the early detection and measurement of colorectal polyps and lung lesions.  The Company holds 85.7 million shares (55%) of the 155.5 million issued share capital of Medicsight at March 31, 2008.

•           Medicexchange and its majority owned subsidiaries provide medical imaging professionals with a global web portal containing an online sales channel for diagnostic, treatment and surgery planning solutions.  This combined with a variety of relevant clinical papers, training materials and content gives these professionals access to information and products that they otherwise would have difficulty accessing.  The Company holds 22.5 million shares (73%) of the 30.8 million issued share capital of Medicexchange at March 31, 2008.  Medicexchange’s shares are not publicly traded.

The Company has incurred significant operating losses since inception and has just commenced generating revenue from operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $223,228 at March 31, 2008. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products the Company develops and markets will be accepted by consumers.

2. Summary of Significant Accounting Policies

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

As at March 31, 2008 we recorded $6 of deferred revenue relating to support and maintenance services, compared with nil at March 31, 2007.

Medicexchange

We recognize revenue when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. Deferred revenue is recorded when payments are received in advance of performing our service obligations.

As at March 31, 2008 we recorded $17 of deferred revenue, compared with nil at March 31, 2007.

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

For the three months ended March 31, 2008 and March 31, 2007, the Company expended $595 and $546 respectively, for research and development expenses for Medicsight CAD and its products.

3. Principal activities

MGT is a holding company in the global HCIT sector.  We currently have a controlling interest in two companies: Medicsight and Medicexchange.

Medicsight PLC

Medicsight is a medical imaging software development company listed on the AIM Market of the London Stock Exchange (Ticker symbol “MDST”) that develops and commercializes enterprise-wide CAD applications which analyze CT scans for the early detection and measurement of colorectal polyps and lung lesions.

MGT holds 85.7 million (55%) of the 155.5 million issued share capital of Medicsight.  On March 31, 2008, (the first quarter’s last trading day), Medicsight shares closed at a price of £0.60 ($1.20), valuing MGT’s 85.7 million shares at $102,537.

Medicexchange

Medicexchange provides medical imaging professionals with a global web portal containing an online sales channel for diagnostic, treatment and surgery planning solutions.  This combined with a variety of relevant clinical papers, training materials and content gives these professionals access to information and products that they otherwise would have difficulty accessing.

Medical imaging vendors are provided with a global online channel through which they can access a large community of medical imaging professionals in order to market and sell their product solutions.  The Medicexchange portal was launched in November 2006, and is a leading medical imaging news and product information provider in the following sectors: Breast, Cardiology, Abdominal-Pelvic, Neurology, Thoracic and Musculoskeletal.

MGT holds 22.5 million shares (73%) of the 30.8 million issued share capital of Medicexchange.  Medicexchange’s shares are not publicly traded.

Investments at Cost

We account for investments in non-marketable securities under the cost method of accounting where we own less than a 20% interest in each of the companies, and we do not have significant influence over the entity. We continually review each investment to assess for other-than-temporary decreases in value.

In 2000, MGT invested in Eurindia PLC, (“Eurindia”) a UK company that invested in IT start-up companies.  MGT has a 6% holding in Eurindia and accounts for this investment on a cost basis.  Eurindia has advised us that they intend to pay an additional dividend and then liquidate the company during the late 2008 early 2009 timeframe.

In 2007 the Company invested $960 in C preference shares of XShares Group LLC, a pre-IPO investment advisor that creates, issues and supports exchange traded funds (ETF) with a particular healthcare specialty. We account for this investment on a cost basis as our total holding is less than 5%.

Marketable securities

Investments in marketable securities consisting of HipCricket Inc. and a fund managed by Bank Sarasin & Company Limited as of March 31, were as follows:

	Market Value	Cost	Unrealized Gains

At March 31, 2008	5,762	5,550	212
At March 31, 2007	2,219	2,138	81

The increase in net unrealized holding gains on available-for-sale securities for the quarter ended March 31, 2008 and 2007 was $131 and $20 respectively which was charged to accumulated other comprehensive income.

4. Cash and cash equivalents

We invest our cash in short term deposits with major banks.  At March 31, 2008 we held $78,207 in cash and cash equivalents.  Cash and cash equivalents consist of cash and temporary investments with maturities of 90 days or less when purchased.

5. Cash short term deposits

Cash short term deposits consists of cash and temporary investments with maturities of more than 90 days when purchased.  At March 31, 2008 we held $2,000 in cash short term deposits, all of which mature on or before September 30, 2008.

6. Goodwill

January 1, 2008	$11,200
Purchase of Medicsight shares	83
March 31, 2008	$11,283

In March 2008 we commenced a program to purchase an additional 1,000,000 shares in Medicsight.  At March 31, 2008 we had purchased 700,000 Medicsight PLC shares for a total cost of $900.  The acquisition of these shares is being accounted for under the purchase method of accounting.  The excess of the acquisition cost over the associated minority interest of these shares was added to goodwill.

7. Interest and other income

We had the following interest and other income amounts:

	Three Months ended March 31,
	2008	2007

Dividend income	$—	$217
Interest income	508	56
Total	$508	$273

8. Comprehensive Income (Loss)

Comprehensive income (loss) as defined by SFAS No. 130, “ Reporting Comprehensive Income ,” includes net income (loss) and items defined as other comprehensive income.  SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities, be separately classified in the financial statements.  Such items are reported in the consolidated statements of stockholders’ equity as comprehensive income as follows:

	Three Months ended March 31,
	2008	2007

Net loss as reported	$(3,779)	$(3,207)
Unrealized foreign exchange gain	132	57
Unrealized gain on marketable securities	131	20
Comprehensive loss	$(3,516)	$(3,130)

9. Segment reporting

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

The following is a reconciliation between Medicsight published financial statements and the US GAAP consolidated results:

	Medicsight PLC	Medicsight PLC	Medicsight PLC	Medicexchange	Corporate and Other	Total
	(IFRS)	GAAP Adj’ts	(US GAAP)	(US GAAP)	(US GAAP)	(US GAAP)

Three months March 31, 2008
Net revenue to external customers	$34	$—	$34	$18	$—	$52
Operating loss	(4,040)	13	(4,027)	(934)	(1,099)	(6,060)
Assets	49,138	—	49,138	3,682	48,065	100,885

Three months March 31, 2007
Net revenue to external customers	$—	$—	$—	$—	$—	$—
Operating loss	(2,880)	88	(2,792)	(996)	(215)	(4,003)
Assets	11,575	—	11,575	6,326	16,771	34,672

The principle GAAP adjustments being the accounting for stock options and cumulative translation adjustments.

The main operations and fixed assets of Medicsight and Medicexchange are in the UK.

10. Stock-Based Compensation

We have issued stock options from MGT Capital Investments Inc. and our subsidiary companies.

MGT Stock Option Plan

On December 5, 2007 we approved the 2007 MGT stock option plan and granted options for 1,975,000 shares under this plan.  At March 31, 2008 there were 1,975,000 options outstanding and none of the options issued were exercisable.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant.

Medicsight Stock Option Plans

We have seven Stock Option Plans in Medicsight.  The shares of this Company were listed on the AIM Market of the London Stock Exchange on June 21, 2007.

Plan A - on February 26, 2003 we approved stock option plan “A” and in the period ended June 30, 2003 we granted options for 2,971,000 shares under this plan.  At March 31, 2008 there were 421,500 options outstanding all of which were exercisable.

Plan B - on August 15, 2005, we approved stock option plan “B” and between July 1, 2003 and March 31, 2005 we granted options for 3,420,500 shares under this plan.  At March 31, 2008 there were 693,500 options outstanding all of which were exercisable.

Plan C — on August 15, 2005, we approved stock option plan “C” and between April 1, 2005 and June 30, 2006 we granted options for 515,000 shares under this plan.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from date of grant.  At March 31, 2008 there were 285,000 options outstanding and 173,333 of the options issued were exercisable.

Plan D - On July 13, 2006 we approved stock option plan “D” and granted options for 1,375,000 shares under this plan.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant. At March 31, 2008 there were 875,000 options outstanding and 291,667 of the options issued were exercisable.

Plan E - on February 22, 2007 we approved and granted options for 5,900,000 shares under stock option plan “E”.  Options under this plan vest in equal one thirds after employees have been employed for 12, 24 and 36 months from the grant date. At March 31, 2008 there were 5,795,500 options outstanding and 1,931,667 of the options issued were exercisable.

Plan F - on May 16, 2007 we approved and subsequently granted options for 350,000 shares under stock option plan “F”.  Options under this plan vest in equal one thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At March 31, 2008 there were 350,000 options outstanding and none of the options issued were exercisable.

Plan G - on December 18, 2007 we approved and subsequently granted options for 3,025,000 shares under stock option plan “G”.  Options under this plan vest in equal one thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At March 31, 2008 there were 3,025,000 options outstanding and none of the options issued were exercisable.

Medicexchange Stock Option Plans

We have two stock option plans in Medicexchange.  The shares of this company are not publicly traded.

Plan A - on July 20, 2006 we approved Medicexchange stock option plan “A” and granted options for 950,000 shares under this plan.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant. At March 31, 2008 there were 700,000 options outstanding and 233,333 of the options issued were exercisable.

Plan B — on July 26, 2007 we approved Medicexchange stock option plan “B” and granted options for 300,000 shares under this plan. Options issued under this plan vest equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant.  At March 31, 2008 there were 300,000 options outstanding and none of the options issued were exercisable.

The following table summarizes stock option activity for the three months ended March 31, 2008 and the year ended December 31, 2007 under all option plans:

	Outstanding		Exercisable
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Outstanding at December 31, 2006	5,040,000	£0.91 ($1.79)	2,256,200	£1.00 ($1.96)

Granted	11,550,000	£0.91 ($1.81)
Exercised	—	—
Forfeited	(1,832,500)	£0.72 ($1.43)

Outstanding at December 31, 2007	14,757,500	£0.86 ($1.72)	2,066,667	£0.72 ($1.44)

Granted	—	£—
Exercised	—	—
Forfeited	(337,500)	£0.70 ($1.40)

Outstanding at March 31, 2008	14,420,000	£0.87 ($1.73)	3,745,000	£0.61 ($1.21)

The following is a summary of the status of the stock options outstanding at March 31, 2008:

	Outstanding Options			Exercisable Options
	Number	Remaining Contractual Life (years)	Average Exercise Price	Number	Average Exercise price

MGT Capital Investments Inc. 2007 Plan	1,975,000	9.7	$3.69	—
Medicsight Plan A	421,500	5.3	£0.75 ($1.54)	421,500	£0.75 ($1.54)
Medicsight Plan B	693,500	6.5	£0.75 ($1.54)	693,500	£0.75 ($1.54)
Medicsight Plan C	285,000	7.3	£0.75 ($1.54)	173,333	£0.75 ($1.54)
Medicsight Plan D	875,000	8.3	£0.83 ($1.70)	291,667	£0.83 ($1.70)
Medicsight Plan E	5,795,000	8.9	£0.50 ($1.02)	1,931,667	—
Medicsight Plan F	350,000	9.2	£0.75 ($1.54)	—	—
Medicsight Plan G	3,025,000	9.7	£1.10 ($2.20)	—	—
Medicexchange Plan A	700,000	8.5	£0.40 ($0.82)	233,333	£0.40 ($0.82)
Medicexchange Plan B	300,000	9.3	£1.00 ($2.05)	—	—

On February 22, 2007 we modified the exercise price of 50% of the shares in Medicsight under plans “A” through “C” from £1.00 to £0.50 per share. On February 22, 2007 we modified the exercise price of 50% of the shares in Medicsight under plan “D” from £1.10 to £0.50 per share. No other terms and conditions of the shares within these plans were modified. On March 11, 2008 we modified the vesting terms for 450,000 options in Medicsight plan E, and 150,000 in Medicexchange plan B for a former employee and allowed these options to be transferred to his estate. The total modification charge for the three months ended March 31, 2008 was $333 compared with $133 for the three months ended March 31, 2007.

We recorded the following amounts related to share-based expenses in the Statement of Operations for the following periods:

	Three Months ended March 31,	Three Months ended March 31,
	2008	2007

Selling, general and administrative	$1,040	$334

Research and development	$51	$41

Total	$1,091	$375

No compensation costs were capitalized.

The aggregate intrinsic value for options outstanding and exercisable at March 31, 2008 was approximately $2,259.

A summary of non-vested options at March 31, 2008 and the change during the three months ended March 31, 2008 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2008	12,690,833	£0.41 ($0.82)
Granted	—	—
Vested	(1,948,333)	£0.26 ($0.52)
Forfeited	(67,500)	£0.26 ($0.52)
Non-vested at March 31, 2008	10,675,000	£0.43 ($0.86)

At March 31, 2008, there was $9,227 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the option plans.  The cost is expected to be recognized over a weighted average period of 5.8 years.

11. Minority Interest

The company has minority investors in both Medicexchange and Medicsight PLC as follows:

	Medicsight	Medicexchange	Total

Minority Interest at January 1, 2008	$84,851	$8,653	$93,504
Purchase of stock in subsidiary operation	(817)	—	(817)
Less minority share of operating losses	(1,683)	(90)	(1,773)
Minority Interest at March 31, 2008	$82,351	$8,563	$90,914

On February 14, 2008, the Board of Directors of MGT Capital Investments, Inc. approved the 2008 Stock Repurchase Plan, whereby MGT will be able to purchase shares of its Common Stock both in the open market as such shares become available and in private transactions. A summary of the buy back transactions as at the period ended March 31, 2008 is:

			Total number of shares	Maximum number of shares
	Total number of shares	Average price paid per	purchased as part of publicly	that may yet be purchased
Period	purchased	share	announced plans	under the plan

February 15 - February 29	157,000	$3.21	157,000	843,000

March 1 – March 31	453,901	$3.02	610,901	389,099

Total	610,901	$3.07	610,901	389,099

12. Related Party Transactions

Tim Paterson-Brown is a Non-executive Director of Accsys Technologies PLC, which has a subsidiary company Titan Wood Limited. Titan Wood Limited rents space in 66 Hammersmith Road. In the three month period ended March 31, 2008, $33 of office related costs were recharged to Titan Wood Limited. At March 31, 2008 there was a balance receivable from Titan Wood Limited of $49 of which $33 remains unpaid as of May 7, 2008. This is payable within 30 days under the terms of the invoice.

13. Lease Commitments and Security Deposit

On August 25, 2006, we executed a 10 year agreement with Pirbright Holdings Limited, to lease 8,787 square feet of office space at the Kensington Centre, 66 Hammersmith Road, London W14 8UD, UK, and simultaneously vacated our previous corporate office (46 Berkeley Square, London W1J 5AT, UK).

Under this new lease agreement our UK property rent, services and related costs will be approximately £330 ($675) per annum, paid quarterly in advance.  We have the right to terminate this agreement on the expiry of the fifth year of the lease.  Our annual rent is subject to upward only review on August 24, 2011.

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

The following is a schedule of the future minimum rental payments required under operating leases that have initial or remaining non cancellable terms in excess of one year:

Year Ending December 31,
2008	$572
2009	672
2010	641
2011	227
2012	349
2013	454
Later Years	1,090
Total Minimum	$4,005

14. Subsequent events

On April 7, 2008 the Company completed the re-purchase of 1,000,000 additional shares of Medicsight PLC for consideration of $1,264, taking the Company’s total holding in Medicsight PLC to 86,000,000 shares.  On May 9, 2008 Medicsight PLC’s shares closed at £0.59 ($1.18) valuing the 86,000,000 shares at $101,609.

As at May 8, 2008 the Company had completed the purchase of an additional 6,267,672 shares of its own stock, for consideration of $18,727.

On April 3, 2008 Medicexchange executed a Stock Purchase Agreement with the owners of the Shanghai Shenjie Digital Technology Company Limited (based in Shanghai, China) whose assets included the Maydeal.com domain name.  Total consideration for this purchase is approximately $400 which will be paid to the vendors on the completion of defined milestones, which are expected to be completed in the next 12 months.

15. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “ Fair Value Measurements “ (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting standards that require or permit fair value measurements. Accordingly, it does not require any new fair value measurement. SFAS No. 157, as issued, was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FSP FAS No. 157-2, “Effective Dates of FASB Statement no. 157,” which delays the effective date of SFAS No. 157 for fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities “
(“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company on January 1, 2008. We do not expect the adoption of SFAS No.159 to have a material impact on our financial position or result of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51,” which will become effective for the Company January 1, 2009, with retroactive adoption of the Statement’s presentation and disclosure requirements for existing minority interests. This standard will require ownership interests in subsidiaries held by parties other than the parent to be presented within the equity section of the consolidated balance sheet but separate from the parent’s equity. It will also require the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated income statement. Certain changes in a parent’s ownership interest are to be accounted for as equity transactions and when a subsidiary is deconsolidated, any noncontrolling equity investment in the former subsidiary is to be initially measured at fair value. We are currently evaluating the impact the adoption of SFAS No. 160 will have on our consolidated financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements may be identified by the use of words such as “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, in connection with any discussion of our financial statements, business, results of operations, liquidity and future operating or financial performance.  Please also refer to our “Note Regarding Forward Looking Statements” at the front of this Form.

MGT is a technology holding company in the global Healthcare Information Technology market.  We have two subsidiaries, Medicsight and Medicexchange:

Medicsight is a medical imaging software development company developing enterprise-wide Computer-Aided Detection (CAD) software which analyzes computer tomography (CT) scans for the early detection and measurement of colorectal polyps and lung lesions.  Medicsight has focused on two of the leading causes of cancer-related death, colorectal cancer (also known as colon or bowel cancer) and lung cancer.  There is increasing evidence in management’s view that early detection of colon cancer or lung cancer leads to an improved life expectancy.

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

Medicsight

In February 2008, Medicsight signed a Preliminary Agreement with the System Integration (PACS) division of Toshiba Medical Systems (“Toshiba”) for the resale of MedicRead Colon and ColonCAD throughout Japan.  Toshiba is a leading global provider of diagnostic medical imaging systems and comprehensive medical solutions including CT.  Under the Preliminary Agreement, Toshiba will work with the Company to obtain Ministry of Health, Labor and Welfare (MHLW) regulatory approval in Japan and to jointly conduct market development initiatives.

In April 2008, Medicsight signed a Partnership Agreement with INFINITT Company Limited of South Korea to integrate and distribute a joint ColonCAD product.  INFINITT is the market leader in the South Korea PACS market and a leading PACS company in south east Asia.

In April 2008, Medicsight received regulatory approvals from the Chinese State Food and Drug Administration (SFDA) and the Brazilian National Health Surveillance Agency (ANVISA) for MedicRead Colon.

Revenues increased in the quarter ended March 31, 2008 to $34 from $29 in the last quarter of Fiscal 2007.

Medicexchange

Revenues decreased in the quarter ended March 31, 2008 to $18 from $48 in the last quarter of Fiscal 2007.

MGT

In the first quarter of 2008, MGT’s Board of Directors authorized the repurchase of up to 6,350,000 shares of its common stock.  At March 31, 2008, the Company had repurchased 610,901 shares at an average price of $3.07 per share.  As at May 8, 2008, the Company had repurchased 6,267,672 shares at an average price of $2.99 per share.

In March and April 2008, MGT purchased an additional 1,000,000 ordinary shares of its majority-owned subsidiary Medicsight at an average price of £0.63 ($1.26) per share.  As at May 9, 2008, MGT holds 86,000,000 ordinary shares of Medicsight representing 55% of the issued share capital.

General

MGT was originally incorporated in Utah in 1977 and was re-incorporated in Delaware in 2000.  At March 31, 2008 the Company’s authorized share capital was 75,000,000 shares of common stock, par value of $0.001.

At March 31, 2008, 38,900,383 shares of common stock had been issued.

As of March 31, 2008, the Company and its subsidiaries had 84 employees, all of whom are full-time employees.  Our employees are not part of a union.  We believe that we have an excellent relationship with our employees.

Our principal executive office is located at Kensington Centre, 66 Hammersmith Road, London W14 8UD, United Kingdom, telephone 011-44-207-605-1151, facsimile 011-44-207-605-1171.

Our web address is www.mgtci.com.  Information on our website is not deemed to be a part of this Quarterly Report.

Critical Accounting Policies and the Use of Estimates

We believe there have been no significant changes in our critical accounting policies during the three months ended March 31, 2008 as compared to our previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

As at March 31, 2008 we recorded $6 of deferred revenue relating to support and maintenance services, compared with nil at March 31, 2007.

Medicexchange

We recognize revenue when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. Deferred revenue is recorded when payments are received in advance of performing our service obligations.

As at March 31, 2008 we recorded $17 of deferred revenue, compared with nil at March 31, 2007.

Stock Based Compensation

We have issued employee stock options from MGT Capital Investments Inc. and both Medicsight PLC and Medicexchange PLC (our UK subsidiary companies).  We use the Black-Scholes option pricing model to estimate the fair value of employee stock options.  Calculating the fair value of these stock options requires considerable judgment, including estimating stock price volatility, the amount of options that are expected to be forfeited and the expected life of the options awards.

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

At the time of the respective stock options being granted, the shares underlying the awarded stock options were not publicly traded shares in some instances.  We review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value stock based awards granted in future periods. Actual results, and future changes in estimates, may differ substantially from our current estimates.  As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Results of Operations

Revenues

For the three months ended March 31, 2008 and March 31, 2007 our revenues from operations were $52 and $nil, resulting from the sale of Medicsight software licenses, Medicexchange advertising space and medical products in China.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses from continuing operations were:

	Three Months ended March 31,
	2008	2007

Selling, general and administrative expenses	$5,505	$3,457

Our selling, general and administrative expenses have increased as we expand our international commercial operations.  The significant contributors to this increase being: (a) an increase in people related costs on the prior period as both Medicsight and Medicexchange have increased the number of their employees in both commercial and operations; (b) an increase in professional fees as a result of increased audit, investor relation and corporate finance fees incurred in complying with Sarbanes Oxley and as a result of the initial public offering of Medicsight; (c) an increase in stock option costs due to the MGT 2007 plan grant; plan E, F and G grants in Medicsight PLC and plan B grants in Medicexchange.

Research and Development:

	Three Months ended March 31,
	2008	2007

Research and development expenses	$595	$546

Liquidity and Capital Resources

Working Capital Information:

	March 31, 2008	December 31, 2007
	(unaudited)

Cash, cash equivalents & Marketable Securities	83,969	94,592

Current Assets	86,913	95,319
Current Liabilities	(3,177)	(4,420)
Working Capital Surplus	83,736	90,899

Ratio of Current Assets to Current Liabilities	27.4	21.6

As of March 31, 2008 we had $78,207 in cash (compared to $15,404 at March 31, 2007) and $5,762 in marketable securities compared to $5,348 at March 31, 2007.

Net cash used in operating activities was $5,840 for the three months ended March 31, 2008 ($3,764 for the three month period ended March 31, 2007). This resulted primarily from:

a.                     our net loss of $3,779 compared with a net loss of $3,207, for the three month period ended March 31, 2007;

b.                     adjusted for depreciation and stock-based compensation expenses (non cash items) of $1,201 ($495 for the three month period ended March 31, 2007);

c.                     an overall reduction in current assets and liabilities (excluding cash items) of $1,489 in the three month period ended March 31, 2008 compared to $535 (reduction) for the three month period ended March 31, 2007.

d.                     loss attributable to minority interest of $1,773 for the three month period March 31, 2008 compared to $523 for the three month period ended March 31, 2007.

Net cash used in investing activities was $6,581 for the three months ended March 31, 2008 and $640 for the three months ended March 31, 2007 consisted primarily of:

e.                     in the three months ended March 31, 2008 we received $276 from the sale of available for sale marketable securities as compared to $nil for the three month period ended March 31, 2007;

f.                     in the three months ended March 31, 2008 we used $3,688 for the purchase of available for sale marketable securities as compared to $350 for the three month period ended March 31, 2007;

g.                    in the three months ended March 31, 2008 we used $269 in capital expenditure and we used $290 for the three months ended March 31, 2007.

h.                    in the three months ended March 31, 2008 we used $900 for the purchase of common stock in Medicsight PLC.

Net cash flows used in financing activities of $1,877 for the three month period ended March 31, 2008 (compared to $23 provided by financing activities for the three months ended March 31, 2007).

i.                    in the three months ended March 31, 2008 we used $1,877 (net of commissions) relating to the purchase of common stock in MGT Capital Investments Inc.

The Company considers that current cash flows are adequate to cover the business operations for the next twelve months.

Item 3.                                                           Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio.  We place our investments in a mixture of (a) cash deposits; and (b) highly liquid blue chip available-for-sale market securities. A decline in interest rate would have an adverse impact on interest income.

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

Item 4.                                                           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as of March 31, 2008.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the three months ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation during the quarter ended March 31, 2008 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MGT does not believe that there is currently any comparable system that is competitive with the Medicsight CAD products. There are computer-aided diagnostic systems that operate in the field, but, in our view, such other systems are more dependent than ours on human resources to carry out the analysis.  We are not aware of other systems in the field that have the automated capability of our products.

MGT has had only a limited operating history and no revenues from its continuing operations upon which an evaluation of its prospects can be made. MGT’s prospects must be considered keeping in mind the risks, expenses and difficulties frequently encountered in the establishment of a new business in a constantly changing industry. There can be no assurance that MGT will be able to achieve profitable operations in the foreseeable future or at all.

MGT has identified a number of specific risk areas that may affect MGT’s operations and results in the future:

Technical Risks:  The Medicsight CAD system may not deliver the levels of accuracy and reliability needed, or the development of such accuracy and reliability may be delayed.

Market Risk:  The market for the Medicsight CAD products and Medicexchange.com may be slower to develop or smaller than estimated or it may be more difficult to build the market than anticipated. The medical community may resist the Medicsight CAD and Medicexchange products or be slower to accept them than we anticipate. Revenues from Medicsight CAD and Medicexchange.com may be delayed or costs may be higher than anticipated which may result in the Company requiring additional funding.

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

Financial Risk: MGT has incurred significant operating losses since inception and has only recently commenced generating revenues from operations. As a result, MGT has generated negative cash flows from operations and has an accumulated deficit at March 31, 2008. MGT is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities and borrowed funds. While MGT is optimistic and believes appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products MGT develops and markets will be accepted by consumers.

Corporate Structure: MGT’s corporate structure may make it more difficult or costly to take certain actions. MGT conducts its business through: (a) Medicsight, a UK public company which is 55% owned by the Company, and through Medicsight’s subsidiaries in the United Kingdom, the United States, Japan and Gibraltar and; (b) the Medicexchange subsidiaries, in which MGT’s holdings range between 75% and 100%.  Although MGT and Medicsight and Medicexchange share some directors and management, they are required to comply with corporate governance and other laws and rules applicable to public companies in the United Kingdom and the United States.  Should MGT propose to take any action, such as a transfer or allocation of assets or liabilities between MGT and its subsidiaries, MGT would have to take into consideration the potentially conflicting interests of MGT’s stockholders and the minority stockholders.  This may deter MGT from taking such actions that might otherwise be in the best interest of MGT or cause MGT to incur additional costs in taking such actions. The subsidiary companies would not be able to pay dividends or make other distributions of profits or assets to MGT without making pro-rata payments or distributions to their respective minority stockholders.  Although neither the subsidiary companies nor MGT has plans to pay dividends or make distributions to its shareholders, MGT’s corporate structure may deter its subsidiaries from doing so in the future.

Risks Associated With Our Intellectual Property: The protection of our intellectual property may be uncertain, and we may face possible claims of others: Although we have received patents and have filed patent applications with respect to certain aspects of our technology, we generally do not rely on patent protection with respect to our products and technologies. Instead, we rely primarily on a combination of trade secret and copyright law, employee and third-party nondisclosure agreements and other protective measures to protect intellectual property rights pertaining to our products and technologies. Such measures may not provide meaningful protection of our trade secrets, know-how or other intellectual property in the event of any unauthorized use, misappropriation or disclosure. Others may independently develop similar technologies or duplicate our technologies. In addition, to the extent that we apply for any patents, such applications may not result in issued patents or, if issued, such patents may not be valid or of value. Third parties could, in the future, assert infringement or misappropriation claims against us with respect to our current or future products and technologies, or we may need to assert claims of infringement against third parties. Any infringement or misappropriation claim by us or against us could place significant strain on our financial resources, divert management’s attention from our business and harm our reputation. The costs of prosecuting or defending an intellectual property claim could be substantial and could adversely affect our business, even if we are ultimately successful in prosecuting or defending any such claims. If our products or technologies are found to infringe the rights of a third party, we could be required to pay significant damages or license fees or cease production, any of which could have a material adverse effect on our business.

Failure to Attract and Retain Qualified Personnel: If we fail to attract and retain qualified personnel, our business would be harmed.  We expect to rapidly expand our operations and grow our sales, research and development and administrative operations. This expansion is expected to place a significant strain on our management and will require hiring a significant number of qualified personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. There is intense competition from other companies, research and academic institutions, government entities and other organizations for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our marketing and development activities.

Managing Changes In Our Business: If we do not effectively manage changes in our business, these changes could place a significant strain on our management and operations and, as a result, our business might not succeed.  Our ability to grow successfully requires an effective planning and management process. The expansion and growth of our business could place a significant strain on our management systems, infrastructure and other resources. To manage our growth successfully, we must continue to improve and expand our systems and infrastructure in a timely and efficient manner. Our controls, systems, procedures and resources may not be adequate to support a changing and growing company. If our management fails to respond effectively to changes and growth in our business, including acquisitions, such failure could have a material adverse effect on our business.

Foreign Exchange Risks: As MGT’s main operating currency is UK sterling (£) and its financial statements are reported in US Dollars, MGT’s assets and liabilities and its results of operations are affected by movements in the $:£ exchange rate.

Internal Controls: Failure to update and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and operating results. In addition, as a consequence of such failure, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we could be subject to regulatory action or other litigation and our operating results could be harmed.

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

In the three months ended March 31, 2008 no shares of common stock were issued.

Item 3.                                                           Defaults Upon Senior Securities

None.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

None.

Item 5.                                                           Other Information

On April 28, 2008, the Company received a comment letter from the Securities and Exchange Commission relating to the Company’s December 31, 2007 filing on Form 10-K to which the Company is currently responding.

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

May 12 , 2008