Form 10-Q
period 2008-06-30
MGT CAPITAL INVESTMENTS INC
filed 2008-08-08
CIK 1001601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

Indicate by check whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     ☒     No     ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated filer ☒	Non-accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐     No    ☒

As of August 8, 2008 the registrant had outstanding 32,550,592 shares of common stock, $0.001 par value, (excludes 6,349,791 common shares held as treasury stock).

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

MGT CAPITAL INVESTMENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30 2008	December 31 2007
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$55,746	$92,373
Cash short term deposits	1,000	—
Marketable securities	4,885	2,219
Accounts receivable	64	7
Other receivables – related party	16	16
Prepaid expenses and other current assets	1,379	704
Total current assets	63,090	95,319

Property and equipment, at cost, net	1,029	903
Investments, at cost	2,279	1,319
Security deposits	292	279
Intangible assets	396	—
Goodwill	11,287	11,200
Total assets	$78,373	$109,020

Liabilities
Current liabilities:
Accounts payable	$2,438	$2,931
Accrued expenses	3,018	1,469
Deferred revenue	119	20
Total current liabilities	5,575	4,420

Minority interest	87,810	93,504

Commitments and contingencies

Stockholders’ (deficit)/equity:
Common stock, $0.001 par value: June 30, 2008: 75,000,000 shares authorized; 38,900,383 shares issued and 32,556,497 outstanding (December 31, 2007: 75,000,000 shares authorized; 38,900,383 shares issued and outstanding)	39	39
Additional paid in capital	231,308	229,428
Accumulated other comprehensive income	904	1,078
Accumulated deficit	(228,364)	(219,449)
	3,887	11,096
Treasury stock, at cost, 6,343,886 shares of common stock	(18,899)	—
Total stockholders’ (deficit)/equity	(15,012)	11,096

Total stockholders’ (deficit)/equity, liabilities and minority interest	$78,373	$109,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,
	2008	2007

Revenues	$85	$—
Cost of revenue	(18)	—
Gross margin	67	—

Operating expenses
Selling, general and administrative expenses	7,965	4,525
Research and development cost	632	590
	8,597	5,115

Operating loss	(8,530)	(5,115)

Interest and other income	637	309

Net loss before income taxes and minority interest	(7,893)	(4,806)

Income taxes	—	—
Minority interest	2,757	711

Net loss	$(5,136)	$(4,095)

Per share data:

Basic and diluted loss per share	$(0.14)	$(0.11)

Weighted average number of common shares outstanding	35,539,746	38,900,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Six Months Ended June 30,
	2008	2007

Revenues	$137	$—
Cost of revenue	(30)	—
Gross margin	107	—

Operating expenses
Selling, general and administrative expenses	13,470	7,981
Research and development cost	1,227	1,136
	14,697	9,117

Operating loss	(14,590)	(9,117)

Interest and other income	1,145	582

Net loss before minority interest	(13,445)	(8,535)

Income taxes	—	—
Minority interest	4,530	1,234

Net loss	$(8,915)	$(7,301)

Per share data:

Basic and diluted loss per share	$(0.23)	$(0.19)

Weighted average number of common shares outstanding	37,956,351	38,900,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

 (unaudited)

	Six Months Ended June 30,
	2008	2007

Cash flows from operating activities
Net loss	$(8,915)	$(7,301)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss attributable to minority interest	(4,530)	(1,234)
Stock based compensation expense	1,880	718
Depreciation	235	165
Loss on disposal of fixed assets	—	6
(Increase)/decrease in assets
Accounts receivable	(57)	—
Prepaid expenses and other current assets	(454)	(463)
Value added tax receivable	(190)	104
Increase/(decrease) in liabilities
Accounts payable	(713)	(470)
Accrued expenses	1,549	659
Deferred revenue	99	—
Net cash used in operating activities	(11,096)	(7,816)

Cash flows from investing activities:
Purchase of marketable securities	(3,688)	(470)
Sale of marketable securities	921	—
Purchase of cash short-term deposits	(1,000)	—
Purchase of investments	(960)	—
Acquisition of Maydeal.com	(220)	—
Purchase of fixed assets	(361)	(290)
Net cash used in investing activities	(5,308)	(760)

Cash flows from financing activities:
Principal payments under capital lease obligations	—	(7)
Sale of subsidiary stock	—	61,123
Purchase of treasury stock (net of commissions)	(18,899)	—
Purchase of subsidiary company stock	(1,251)	—
Net cash (used in) provided by financing activities	(20,150)	61,116

Effects of exchange rates on cash and cash equivalents	(73)	215
Net change in cash and cash equivalents	(36,627)	52,755
Cash and cash equivalents, beginning of period	92,373	19,757
Cash and cash equivalents, end of period	$55,746	$72,512

Supplemental disclosures of cash received
Interest received	$1,145	$342

NON CASH FINANCING ACTIVITIES
Receivable of net proceeds from private placement of Medicsight PLC Stock (from a related party)	$—	$24,578

The accompanying notes are an integral part of these condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

1. Organization, basis of presentation and liquidity

The accompanying unaudited condensed consolidated financial statements of MGT Capital Investments Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been included. Operating results for the three and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2008. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated.

MGT Capital Investments Inc. (“MGT”, “we”, “the Company”, “us”) is a technology holding Company in the global Healthcare Information Technology sector (“HCIT”).  We currently have controlling interests in our two main operating subsidiaries: Medicsight PLC (“Medicsight”) and Medicexchange PLC (“Medicexchange”).

•      Medicsight and its wholly owned subsidiaries is a medical imaging software development company listed on the AIM market of the London Stock Exchange (ticker symbol MDST) that develops and commercializes enterprise-wide Computer-Aided Detection (“CAD”) applications which analyze Computer Tomography (“CT”) scans for the early detection and measurement of colorectal polyps and lung lesions.  The Company holds 86 million shares (55%) of the 155 million shares issued capital of Medicsight.

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

The Company has incurred significant operating losses since inception and has just commenced generating revenue from operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $228,364 at June 30, 2008. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products the Company develops and markets will be accepted by consumers.

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

As at June 30, 2008 we recorded $10 of deferred revenue relating to support and maintenance services, compared with $3 at December 31, 2007.

Medicexchange

We recognize revenue when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. Deferred revenue is recorded when payments are received in advance of performing our service obligations.

As at June 30, 2008 we recorded $109 of deferred revenue, compared with $17 at December 31, 2007.

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

For the six months ended June 30, 2008 and June 30, 2007, the Company expended $1,227 and $1,136 respectively, for research and development expenses for Medicsight CAD and its products.

 3. Principal activities

MGT Capital Investments, Inc (“MGT”) is a technology holding company in the global Healthcare Information Technology sector (“HCIT”).  We currently have a controlling interest in two companies: Medicsight and Medicexchange.

Medicsight

Medicsight is a medical imaging software development company listed on the AIM Market of the London Stock Exchange (ticker symbol “MDST”) that develops and commercializes enterprise-wide Computer-Aided Detection (“CAD”) applications to which analyze Computer Tomography (“CT”) scans for the early detection and measurement of colorectal polyps and lung lesions.

MGT holds 86 million (55%) of the 155 million issued share capital of Medicsight as of June 30, 2008.  On June 30, 2008, (the second quarter’s last trading day), Medicsight shares closed at a price of £0.54 ($1.09), valuing MGT’s 86 million shares at $93,478.

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

In 2000, MGT invested in Eurindia PLC, (“Eurindia”) a Gibraltar company that invested in IT start-up companies.  MGT has a 6% holding in Eurindia and accounts for this investment on a cost basis.  Eurindia has advised us that they intend to pay an additional dividend and then liquidate the company late in 2008 or early in 2009.

In 2007, the Company invested $960 in C preference shares of XShares Group LLC, a pre-IPO investment advisor that creates, issues and supports exchange traded funds (ETFs) with a particular healthcare specialty. In the period ended June 30, 2008, the Company invested an additional $960 in shares of XShares Group LLC bringing the total invested to $1,920. We account for these investments on a cost basis as our total holdings are less than 20%.

Marketable securities

Investments in marketable securities consisting of HipCricket Inc. and a fund managed by Bank Sarasin & Company Limited as of June 30, were as follows:

	Market Value	Cost	Unrealized Gains (Losses)

At June 30, 2007	$5,734	$5,003	$731
At June 30, 2008	$4,885	$4,905	$(20)

The change in net unrealized holding gains (losses) on available-for-sale securities for the six months ended June 30, 2008 and 2007 was a $101 decrease and a $286 increase respectively which was charged to accumulated other comprehensive income.

4. Cash and cash equivalents

We invest our cash in short-term deposits with major banks.  At June 30, 2008 we held $55,746 in cash and cash equivalents.

Cash and cash equivalents consist of cash and temporary investments with maturities of 90 days or less when purchased.

5. Cash short term deposits

Cash short-term deposits consists of cash and temporary investments with maturities of more than 90 days when purchased.  At June 30, 2008 we held $1,000 in cash short-term deposits, all of which mature in or before September 2008.

6. Goodwill

Balance at December 31, 2007	$11,200
Purchase of Medicsight shares	87
Balance at June 30, 2008	$11,287

In March and April 2008 we purchased a total of 1,000,000 shares in Medicsight for £634 ($1,251).  The acquisition of these shares is being accounted for under the purchase method of accounting. The excess of the acquisition cost over the associated minority interest of these shares was added to goodwill.

7. Interest and other income

We had the following interest and other income amounts:

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007

Dividend income	$—	$—	$—	$240
Interest income	637	309	1,145	342
Total	$637	$309	$1,145	$582

8. Comprehensive Income (Loss)

Comprehensive income (loss) as defined by SFAS No. 130, “Reporting Comprehensive Income”, includes net income (loss) and items defined as other comprehensive income.  SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities, be separately classified in the financial statements.  Such items are reported in the consolidated statements of stockholders’ equity as comprehensive income as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007

Net loss as reported	$(5,136)	$(4,095)	$(8,915)	$(7,301)
Unrealized foreign exchange gain	(205)	240	(73)	297
Unrealized gain on marketable securities	(232)	266	(101)	286
Comprehensive loss	$(5,573)	$(3,589)	$(9,089)	$(6,718)

9. Segment reporting

Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group in deciding how to allocate resources and in assessing performance.  Our chief operating decision-making group is composed of the Chief Executive Officer and members of senior management.  Our reportable operating segments are Medicsight and Medicexchange.

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

The following is a reconciliation between Medicsight’s published financial statements and the US GAAP consolidated results:

	Medicsight PLC	Medicsight PLC	Medicsight PLC	Medicexchange	Corporate and Other	Total
	(IFRS)	GAAP Adj’ts	(US GAAP)	(US GAAP)	(US GAAP)	(US GAAP)

Six months June 30, 2008
Net revenue to external customers	$88	$—	$88	$49	$—	$137
Operating loss	(9,629)	40	(9,589)	(2,101)	(2,900)	(14,590)
Assets	$45,161	$—	$45,161	$3,525	$29,687	$78,373

Six months June 30, 2007
Net revenue to external customers	$—	$—	$—	$—	$—	$—
Operating loss	(7,055)	354	(6,701)	(1,913)	(503)	(9,117)
Assets	$57,981	$—	$57,981	$6,185	$52,878	$117,044

The principal GAAP adjustments are the accounting for stock options and cumulative translation adjustments.

The main operations and fixed assets of Medicsight and Medicexchange are in the UK.

10. Stock-Based Compensation

We have issued stock options from MGT and our principal subsidiary companies, Medicsight and Medicexchange.

MGT Stock Option Plan

On December 5, 2007, we approved the 2007 MGT stock option plan and granted options for 1,975,000 shares under this plan.  At June 30, 2008, there were 1,975,000 options outstanding and none of the options issued were exercisable.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant.

Medicsight Stock Option Plans

We have eight Stock Option Plans in Medicsight whose shares were listed on the AIM Market of the London Stock Exchange on June 21, 2007.

Plan A - on February 26, 2003, we approved stock option plan “A” and in the period ended June 30, 2003 we granted options for 2,971,000 shares under this plan.  At June 30, 2008 there were 421,500 options outstanding, all of which were exercisable.

Plan B - on August 15, 2005, we approved stock option plan “B” and between July 1, 2003 and March 31, 2005 we granted options for 3,420,500 shares under this plan.  At June 30, 2008, there were 663,500 options outstanding, all of which were exercisable.

Plan C — on August 15, 2005, we approved stock option plan “C” and between April 1, 2005 and June 30, 2006 we granted options for 515,000 shares under this plan.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from date of grant.  At June 30, 2008 there were 285,000 options outstanding and 223,333 of the options issued were exercisable.

Plan D - On July 13, 2006 we approved stock option plan “D” and granted options for 1,375,000 shares under this plan.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant. At June 30, 2008 there were 875,000 options outstanding and 291,667 of the options issued were exercisable.

Plan E - on February 22, 2007 we approved and granted options for 5,900,000 shares under stock option plan “E”.  Options under this plan vest in equal one thirds after employees have been employed for 12, 24 and 36 months from the grant date. At June 30, 2008 there were 5,775,000 options outstanding and 1,925,000 of the options issued were exercisable.

Plan F - on May 16, 2007 we approved and subsequently granted options for 350,000 shares under stock option plan “F”.  Options under this plan vest in equal one thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At June 30, 2008 there were 350,000 options outstanding and 116,667 of the options issued were exercisable.

Plan G - on December 18, 2007 we approved and subsequently granted options for 3,025,000 shares under stock option plan “G”.  Options under this plan vest in equal one thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At June 30, 2008 there were 2,987,500 options outstanding and none of the options issued were exercisable.

Plan H - on June 2, 2008 we approved and subsequently granted options for 750,000 shares under stock option plan “H”. Options under this plan vest in equal one thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At June 30, 2008 there were 750,000 options outstanding and none of the options were exercisable.

Medicexchange Stock Option Plans

We have two stock option plans in Medicexchange whose shares are not publicly traded.

Plan A - on July 20, 2006 we approved Medicexchange stock option plan “A” and granted options for 950,000 shares under this plan.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant. At June 30, 2008 there were 700,000 options outstanding and 233,333 of the options issued were exercisable.

Plan B — on July 26, 2007 we approved Medicexchange stock option plan “B” and granted options for 300,000 shares under this plan. Options issued under this plan vest equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant.  At June 30, 2008 there were 300,000 options outstanding and none of the options issued were exercisable.

The following assumptions were used to estimate fair value:

For all plans shown

Dividend yield	0.0%
Expected volatility	25% – 65%
Risk-free rate	4.65% - 5.5%
Expected life of options	Up to 4 years
Weighted-average grant-date fair value – Plan H	£0.21 $(0.42)
Forfeiture rates used	0% to 2%

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

The following table summarizes stock option activity for the six months ended June 30, 2008 and the year ended December 31, 2007 under all option plans:

	Outstanding			Exercisable
	Number of Shares	Weighted- Average Exercise Price		Number of Shares	Weighted- Average Exercise Price

Outstanding at December 31, 2006	5,040,000	£0.91	$(1.79)	2,256,200	£1.00	$(1.96)

Granted	11,550,000	£0.91	$(1.82)
Exercised	—	—
Forfeited	(1,832,500)	£0.72	$(1.43)

Outstanding at December 31, 2007	14,757,500	£0.86	$(1.72)	2,066,667	£0.72	$(1.44)

Granted	750,000	£0.68	$(1.36)
Exercised	—	—
Forfeited	(425,000)	£0.67	$(1.34)

Outstanding at June 30, 2008	15,082,500	£0.86	$(1.72)	3,875,000	£0.61	$(1.22)

The following is a summary of the status of the stock options outstanding at June 30, 2008:

	Outstanding Options
		Remaining			Exercisable Options
	Number	Contractual Life (years)	Average Exercise Price		Number	Average Exercise price

MGT Capital Investments Inc. 2007 Plan	1,975,000	9.4		$3.69	—
Medicsight Plan A	421,500	5.0	£0.75	$(1.54)	421,500	£0.75	$(1.54)
Medicsight Plan B	663,500	6.3	£0.75	$(1.54)	663,500	£0.75	$(1.54)
Medicsight Plan C	285,000	7.0	£0.75	$(1.54)	223,333	£0.75	$(1.54)
Medicsight Plan D	875,000	8.0	£0.83	$(1.70)	291,667	£0.83	$(1.70)
Medicsight Plan E	5,775,000	8.7	£0.50	$(1.02)	1,925,000	£0.50	$(1.02)
Medicsight Plan F	350,000	8.9	£0.75	$(1.54)	116,667	£0.75	$(1.54)
Medicsight Plan G	2,987,500	9.4	£1.10	$(2.20)	—		—
Medicsight Plan H	750,000	9.9	£0.68	$(1.36)	—		—
Medicexchange Plan A	700,000	8.3	£0.40	$(0.82)	233,333	£0.40	$(0.82)
Medicexchange Plan B	300,000	9.1	£1.00	$(2.05)	—		—

On February 22, 2007, we modified the exercise price of 50% of the shares in Medicsight under plans “A” through “C” from £1.00 to £0.50 per share. On February 22, 2007 we modified the exercise price of 50% of the shares in Medicsight under plan “D” from £1.10 to £0.50 per share. No other terms and conditions of the shares within these plans were modified. On March 11, 2008, we modified the vesting terms for 450,000 options in Medicsight plan E, and 150,000 options in Medicexchange plan B for a former employee and allowed these options to be transferred to his estate. The total modification charge for the six months ended June 30, 2008 was $347 compared with $137 for the six months ended June 30, 2007.

We recorded the following amounts related to share-based expenses in the Statement of Operations for the following periods:

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007

Selling, general and administrative	$752	$339	$1,792	$673

Research and development	37	4	88	45

Total	$789	$343	$1,880	$718

No compensation costs were capitalized.

The aggregate intrinsic value for options outstanding and exercisable at June 30, 2008 was approximately $2,359. The aggregate intrinsic value for all outstanding options is $12,895.

A summary of non-vested options at June 30, 2008 and the change during the six months ended June 30, 2008 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2008	12,690,833	£0.41	$(0.82)
Granted	750,000	£0.21	$(0.42)
Vested	(2,115,000)	£0.27	$(0.54)
Forfeited	(118,333)	£0.28	$(0.56)
Non-vested at June 30, 2008	11,207,500	£0.42	$(0.84)

At June 30, 2008, there was $9,372 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the option plans.  The cost is expected to be recognized over a weighted average period of 3.7 years.

11. Minority Interest

The company has minority investors in both Medicsight and Medicexchange as follows:

	Medicsight	Medicexchange	Total

Minority Interest at January 1, 2008	$84,851	$8,653	$93,504
Purchase of stock in subsidiary	(1,164)	—	(1,164)
Less minority share of operating losses	(3,980)	(550)	(4,530)
Minority Interest at June 30, 2008	$79,707	$8,103	$87,810

12. Acquisition of Maydeal.com

On April 3, 2008, through our subsidiary Medicexchange, we acquired Maydeal.com, a Chinese web business that offers an online portal for radiologists in China.  The acquisition was accounted for under purchase accounting and, accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the date of acquisition and the results of operations have been included in the consolidated statement of operations since the day of acquisition.

We acquired the trade and assets of Shanghai Shenjie Digital Technology Co. Limited, and the domain name, Maydeal.com.  The total purchase price was $440 of which $220 has been paid and the remaining $220 is deferred and will be paid on completion of defined milestones.  The allocation of the purchase price is as follows:

Net assets acquired	$44
Intangible asset (domain name)	396
Total	$440

We have not recognized any goodwill on the acquisition, as we estimate that we purchased the assets and domain name at their fair values.

The domain name is subject to amortization and will be expensed, using the straight-line method, over 36 months.  The net assets acquired relate to receivables and some equipment.  We have recognized them in our books at their net asset value as we believe there is no material change to fair value.

13. Related Party Transactions

Tim Paterson-Brown is a Non-executive Director of Accsys Technologies PLC, which has a subsidiary company Titan Wood Limited. Titan Wood Limited rents space in 66 Hammersmith Road. In the six month period ended June 30, 2008 and 2007 respectively, $70 and $122 of office related costs were recharged to Titan Wood Limited. At June 30, 2008 there was a balance receivable from Titan Wood Limited of $16 of which $16 remains unpaid as of August 8, 2008. This is payable within 30 days under the terms of the invoice.

14. Lease Commitments and Security Deposit

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

We have two 10-month rent-free periods: the first commencing August 25, 2006; the second commencing August 25, 2011.  We have accounted for this lease as an operating lease and have accounted for the lease rental expenses on a straight-line basis over the period of the lease.

The following is a schedule of the future minimum rental payments required under operating leases that have initial or remaining non-cancellable terms in excess of one year:

Year Ending December 31,
2008	$382
2009	672
2010	641
2011	227
2012	349
2013	454
Later Years	1,090
Total Minimum	$3,815

15. Repurchase of own stock

In the first quarter of 2008, MGT’s Board of Directors authorized the repurchase of up to 6,350,000 shares of its common stock.

By March 31, 2008, the Company had repurchased 610,901 shares of common stock at an average price of $3.07, a total of $1,877.  By June 30, 2008, the Company repurchased a further 5,732,985 shares of common stock at an average price of $2.97 per, a total of $17,022.

As at June 30, 2008, therefore, the company had repurchased a total of 6,343,886 shares at an average price of $2.98 per share, a total of $18,899.  These shares are classified as treasury stock in equity.

16. Subsequent events

In July 2008, we continued our program of buying back our own stock by purchasing a further 5,905 shares at an average price of $2.03, a total of $12.

In July 2008, Medicsight’s ColonCAD software received regulatory approval from The Brazilian regulatory body, ANVISA.

17. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “ Fair Value Measurements ” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting standards that require or permit fair value measurements. Accordingly, it does not require any new fair value measurement. SFAS No. 157, as issued, was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FSP FAS No. 157-2, “Effective Dates of FASB Statement no. 157,” which delays the effective date of SFAS No. 157 for fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which will become effective for the Company January 1, 2009, with retroactive adoption of the Statement’s presentation and disclosure requirements for existing minority interests. This standard will require ownership interests in subsidiaries held by parties other than the parent to be presented within the equity section of the consolidated balance sheet but separate from the parent’s equity. It will also require the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated income statement. Certain changes in a parent’s ownership interest are to be accounted for as equity transactions and when a subsidiary is deconsolidated, any noncontrolling equity investment in the former subsidiary is to be initially measured at fair value. We are currently evaluating the impact the adoption of SFAS No. 160 will have on our consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133” (“SFAS No. 161”), which amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to require qualitative disclosure about objectives and strategies in using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about the underlying credit-risk-related contingent features in derivative agreements. SFAS No. 161 is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 161 may have on its condensed consolidated financial statements.

In April 2008, the FASB issued Staff Position FSP 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for financial statements issued after December 15, 2008. The Company does not expect the adoption of FSP 142-3 to have a material effect on its condensed consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States.  The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The Company does not expect the adoption of SFAS No. 162 to have a material effect on its condensed consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement)” (“APB 14-1”). APB 14-1 requires that issuers of certain convertible debt instruments that may be settled in cash upon conversion to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The accounting for these types of instruments under APB 14-1 is intended to appropriately reflect the underlying economics by capturing the value of the conversion options as borrowing costs; therefore, recognizing their potential dilutive effects on earnings per share. The effective date of APB 14-1 is for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and does not permit earlier application. However, the transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments.  The Company is currently evaluating the potential impact, if any, the adoption of APB 14-1 may have on its condensed consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 applies to the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents under Statement No. 128, Earnings Per Share. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents will be considered participating securities and will be included in the computation of earning per share pursuant to the two-class method. The effective date of EITF 03-6-1 is for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those years. Early adoption is not permitted. Once effective, all prior period earnings per share data presented will be adjusted retrospectively.  The Company is currently evaluating the potential impact, if any, the adoption of EITF 03-6-1 may have on its condensed consolidated financial statements.

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

In April 2008, Medicsight signed a Partnership Agreement with INFINITT Company Limited (“Infinitt”). Infinitt has agreed to integrate Medicsight ColonCAD into its solution for global distribution. As well as being South Korea’s leading PACS supplier, Infinitt also has a growing presence in both the USA and Japan, with a global network of offices, partners and sales channel representatives in 20 countries.

In the six months ended June 30, 2008, Medicsight was granted regulatory approval for MedicRead Colon from the Chinese State Food and Drug Administration (SFDA) and the Brazilian National Health Surveillance Agency (ANVISA). In July the Company received Brazilian ANVISA regulatory approval for its ColonCAD product.

Medicsight has engaged a team of experts to prepare the Company’s application to secure US Food and Drug Administration (FDA) clearance. The Company is confident that it will shortly be in a position to file a 510(k) submission for review by the FDA.

In May 2008, Medicsight signed an exclusive CAD Clinical Research Agreement with leading American CT Colonography (CTC) radiologists Dr Perry Pickhardt and Dr David Kim of the University of Wisconsin Medical School, USA. In 2004, Dr Pickhardt’s Wisconsin group was the first to establish a third-party reimbursed CTC colorectal cancer screening programme. Since then they have both played an instrumental role in building the clinical evidence base that has proven the comparable effectiveness of CTC for the detection of colorectal neoplasia within an asymptomatic population in relation to optical colonoscopy. Their specialist advice and experience of CTC practice will enhance the clinical validation of Medicsight’s ColonCAD products set in the context of the world’s largest healthcare market.

The Medicsight product roadmap continues on track enabling 2008 launches of MedicRead Colon 3.0, MedicRead Lung 1.0 and MedicRead Liver 1.0 as well as an online CTC software solution based on MedicRead Colon.  Medicsight is continuing to improve the performance of its ColonCAD product with a new version planned for 2009.  In addition, the company has initiated the development of a CO2 insufflation device for CTC (MedicCO2lon) and is exploring new image processing and analysis tools for optical colonoscopy. These additions will bolster the existing CTC portfolio.

Revenues increased in the six months ended June 30, 2008 to $88 from $29 in the last quarter of Fiscal 2007 and $nil in the six months ended June 30, 2007.

Medicexchange

On April 3, 2008, through our subsidiary Medicexchange, we acquired Maydeal.com, a Chinese web business that offers an online portal for radiologists in China.  The acquisition was accounted for under purchase accounting and, accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the date of acquisition and the results of operations have been included in the consolidated statement of operations since the day of acquisition.

Revenues in the six months ended June 30, 2008 were $49, compared to $48 in the last quarter of Fiscal 2007 and $nil in the six months ended June 30, 2007.

MGT

In the first quarter of 2008, MGT’s Board of Directors authorized the repurchase of up to 6,350,000 shares of its common stock.  At June 30, 2008, the Company had repurchased 6,343,886 shares, and as of August 8, 2008, the Company had repurchased a further 5,905 shares.  The Company has in total, therefore, repurchased 6,349,791 shares at an average price of $2.98 per share.

In March 2008, MGT purchased 700,000, ordinary shares and in April 2008, MGT purchased an additional 300,000 ordinary shares of its majority-owned subsidiary Medicsight at an average price of £0.63 ($1.26) per share.  As of June 30, 2008, MGT holds 86,000,000 ordinary shares of Medicsight representing 55% of the issued share capital.

General

MGT was originally incorporated as a Utah corporation in 1977 and was re-incorporated in Delaware in 2000.  At June 30, 2008 the Company’s authorized share capital was 75,000,000 shares of common stock, par value of $0.001.

At June 30, 2008, 38,900,383 shares of common stock had been issued of which 32,556,497 are outstanding.

As of June 30, 2008, the Company and its subsidiaries had 104 employees, all of whom are full-time employees.  Our employees are not part of a union.  We believe that we have an excellent relationship with our employees.

Our principal executive office is located at Kensington Centre, 66 Hammersmith Road, London W14 8UD, United Kingdom, telephone 011-44-207-605-1151, facsimile 011-44-207-605-1171.

Our web address is www.mgtci.com.  Information on our website is not deemed to be a part of this Quarterly Report.

Critical Accounting Policies and the Use of Estimates

We believe there have been no significant changes in our critical accounting policies during the six months ended June 30, 2008 as compared to our previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Stock Based Compensation

We have granted employee stock options in MGT and both Medicsight and Medicexchange (our principal subsidiary companies).  We use the Black-Scholes option pricing model to estimate the fair value of employee stock options.  Calculating the fair value of these stock options requires considerable judgment, including estimating stock price volatility, the amount of options that are expected to be forfeited and the expected life of the options awards.

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

Results of Operations

Revenues

For the six months ended June 30, 2008 and June 30, 2007 our revenues from operations were $137 and $nil, resulting from the sale of Medicsight software licenses, Medicexchange advertising space and medical products in China.

Cost of sales

Cost of sales predominantly relates to the cost of medical products sold by our Medicexchange subsidiary.  For the six months ended June 30, 2008 and June 30, 2007 our costs of sales were $30 and $nil.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses from continuing operations were:

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007

Selling, general and administrative expenses	$7,965	$4,525	$13,470	$7,981

Our selling, general and administrative expenses have increased as we expand our international commercial operations.  The significant elements being: (a) an increase in people related costs on the prior period as both Medicsight and Medicexchange have increase employees in both commercial and operations; (b) an increase in professional fees as a result of increased audit, investor relations and corporate finance fees incurred following the Sarbanes-Oxley requirements and Medicsight IPO; (c) an increase in stock option costs due to the MGT 2007 Plan grant; Plans E, F, G and H grants in Medicsight and Plan B grant in Medicexchange.

Research and Development:

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007

Research and development	$632	$590	$1,227	$1,136

Research and development costs relate to the costs of our operations department, some consultants and various associated costs.

Liquidity and Capital Resources

Working Capital Information:

	June 30, 2008	December 31, 2007

Cash, cash equivalents, short-term deposits and marketable Securities	61,631	94,592

Current Assets	63,090	95,319
Current Liabilities	(5,575)	(4,420)
Working Capital Surplus	57,515	90,899

Ratio of Current Assets to Current Liabilities	11.3	21.6

As of June 30, 2008 we had $55,746 in cash compared to $92,273 at December 31, 2007 and $4,885 in marketable securities compared to $2,219 at December 31, 2007.

Net cash used in operating activities was $11,096 for the six months ended June 30, 2008 compared to $7,816 for the six month period ended June 30, 2007. This resulted primarily from:

a.                 our net loss of $8,915 compared with a net loss of $7,301, for the six month period ended June 30, 2007;

b.                 adjusted for depreciation and stock-based compensation expenses (non cash items) of $2,115 compared to $883 for the six month period ended June 30, 2007;

c.                 an overall reduction in current assets and liabilities (excluding cash items) of $234 in the period ended June 30, 2008 compared to $170 increase for the six-month period ended June 30, 2007; and

d.                 loss attributable to minority interest of $4,530 for the six-month period June 30, 2008 compared to $1,234 for the six month period ended June 30, 2007.

Net cash used in investing activities was $5,308 for the six months ended June 30, 2008 and $760 for the six months ended June 30, 2007 consisted primarily of:

e.                 in the six months ended June 30, 2008, we received $921 from the sale of available for sale marketable securities as compared to receiving $nil for the six-month period ended June 30, 2007;

f.                 in the six months ended June 30, 2008 we used $3,688 for the purchase of available for sale marketable securities as compared to $470 for the six-month period ended June 30, 2007;

g.                 in the six months ended June 30, 2008 we used $361 in capital expenditure and we used $290 for the six months ended June 30, 2007;

h.                 in the six months ended June 30, 2008 we used $960 for the purchase of XShares stock and we used $nil for the six months ended June 30, 2007;

i.                 in the six months ended June 30, 2008 we used $220 for the purchase of a Chinese website business and we used $nil for the six months ended June 30, 2007; and

j.                 in the six months ended June 30, 2008 we invested $1,000 in cash short-term deposits and we used $nil for the six months ended June 30, 2007.

Net cash flows used in financing activities of $20,150 for the six-month period ended June 30, 2008 (compared to $61,116 provided by financing activities for the six months ended June 30, 2007). This consisted of the purchase of $1,251 of Medicsight’s common stock and the purchase of $18,899 of our own stock. The six months ended June 30, 2007 consisted of a cash inflow of $61,123 (net of commissions) relating to the IPO of Medicsight.

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

Our operating costs in Fiscal 2007 were predominantly in UK sterling. We do not foresee any change in Fiscal 2008. A ten percent increase or decline in the US dollar exchange rate against UK sterling would have created an increase or decline in our operating costs in the six months to June 30, 2008 of approximately $1,150.

At the end of each reporting period, expenses of the subsidiaries are converted into US dollars using the average currency rate in effect for the period and assets and liabilities are converted into US dollars using the exchange rate in effect at the end of the period.

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

Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as of June 30, 2008.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the six months ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation during the quarter ended June 30, 2008 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                            Legal Proceedings

There are currently no pending legal proceedings.

Item 1A.                         Risk Factors

Discussion of our business and operations included in this quarterly report on Form 10-Q should be read together with the risk factors set forth below. They describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.  New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect financial performance. Each of the risks described below could adversely impact the value of our securities.  These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

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

Financial Risk: MGT has incurred significant operating losses since inception and has recently commenced generating revenues from operations. As a result, MGT has generated negative cash flows from operations and has an accumulated deficit at June 30, 2008. MGT is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities and borrowed funds. While MGT is optimistic and believes appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products MGT develops and markets will be accepted by consumers.

Corporate Structure: MGT’s corporate structure may make it more difficult or costly to take certain actions. MGT conducts its business through: (a) Medicsight, a UK public company which is 55% owned by the Company, and through Medicsight’s subsidiaries in the United Kingdom, the United States, Japan and Gibraltar and; (b) the Medicexchange subsidiaries, in which MGT’s holdings range between 73% and 100%.  Although MGT, Medicsight and Medicexchange share some directors and management, they are required to comply with corporate governance and other laws and rules applicable to public companies in the United Kingdom and the United States.  Should MGT propose to take any action, such as a transfer or allocation of assets or liabilities between MGT and its subsidiaries, MGT would have to take into consideration the potentially conflicting interests of MGT’s stockholders and the minority stockholders.  This may deter MGT from taking such actions that might otherwise be in the best interest of MGT or cause MGT to incur additional costs in taking such actions. The subsidiary companies would not be able to pay dividends or make other distributions of profits or assets to MGT without making pro-rata payments or distributions to the respective minority stockholders.  Although neither the subsidiary companies nor MGT has plans to pay dividends or make distributions to its shareholders, MGT’s corporate structure may deter its subsidiaries from doing so in the future.

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

Internal Controls: Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and operating results. In addition, as a consequence of such failure, current and potential stockholders could lose confidence in our financial reporting which could have an adverse effect on our stock price. Effective internal controls are necessary for us to prevent reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we could be subject to regulatory action or other litigation and our operating results could be harmed.

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

In the six months ended June 30, 2008 no shares of common stock were issued.

Item 3.                            Defaults Upon Senior Securities

None.

Item 4.                            Submission of Matters to a Vote of Security Holders

None.

Item 5.                            Other Information

On April 28, 2008, the Company received a comment letter from the Securities and Exchange Commission relating to the Company’s December 31, 2007 filing on Form 10-K to which the Company is in the process of responding.

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

August 8, 2008