Form 10-K/A
period 2007-12-31
MGT CAPITAL INVESTMENTS INC
filed 2008-11-06
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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
(Do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Act).    Yes    ☐    No     ☒

As of June 30, 2007, the last day of the registrant’s most recently completed second fiscal quarter relating to fiscal year 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $75,611,000.

The common stock is the registrant’s only class of stock.

As of November 5, 2008 the number of shares of common stock, par value $0.001 per share, of MGT Capital Investments, Inc. issued and outstanding was 32,550,950.

Explanatory Note

SIGNATURES

Exhibits

EXPLANATORY NOTE

This amended Annual Report on Form 10-K/A is being filed solely for the purpose of amending Item 15 of Part IV of our most recent Form 10-K (the “Original 10-K”) by filing amended and restated certifications provided in Exhibits 31.1 and 31.2 filed with the Original 10-K.  We have made no other changes in the Original 10-K.  We inadvertently failed to include in Exhibits 31.1 and 31.2 as originally filed any reference to internal control over financial reporting in paragraph 4 or the language of paragraph 4(b) as indicated by Item 601(b)(31)(i) of Regulation S-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT CAPITAL INVESTMENTS, INC
November 5, 2008
	By:	/s/ TIM PATERSON-BROWN
Chief Executive Officer (Principal Executive Officer)
November 5, 2008
	By:	/s/ ALLAN ROWLEY
Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIM PATERSON-BROWN	Director	November 5, 2008
Tim Paterson-Brown

/s/ ALLAN ROWLEY	Director	November 5, 2008
Allan Rowley

/s/ NEAL WYMAN	Director	November 5, 2008
Neal Wyman

/s/ L. PETER FIELDING	Director	November 5, 2008
L. Peter Fielding

/s/ PETER VENTON	Director	November 5, 2008
Peter Venton

/s/ SIR CHRISTOPHER PAINE	Director	November 5, 2008
Sir Christopher Paine

/s/ ALLAN MILLER	Director	November 5, 2008
Allan Miller