Form 10-Q
period 2008-09-30
MGT CAPITAL INVESTMENTS INC
filed 2008-11-10
CIK 1001601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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
Yes    ☐     No    ☒

As of November 10, 2008 the registrant had outstanding 32,550,590 shares of common stock, $0.001 par value, (excludes 6,349,793 common shares held as treasury stock).

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

MGT CAPITAL INVESTMENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30 2008	December 31 2007
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$50,818	$92,373
Marketable securities	4,429	2,219
Accounts receivable	38	7
Other receivables – related party	10	16
Prepaid expenses and other current assets	1,575	704
Total current assets	56,870	95,319

Property and equipment, at cost, net	964	903
Investments, at cost	2,279	1,319
Security deposits	266	279
Intangible assets, net of accumulated amortization of $72	324	—
Goodwill	11,287	11,200
Total assets	$71,990	$109,020

Liabilities
Current liabilities:
Accounts payable	$1,828	$2,931
Accrued expenses	2,337	1,469
Capital lease	45	—
Deferred revenue	42	20
Total current liabilities	4,252	4,420

Minority interest	21,088	93,504

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $0.001 par value: September 30, 2008: 75,000,000 shares authorized; 38,900,383 shares issued and 32,550,590 shares outstanding (December 31, 2007: 75,000,000 shares authorized; 38,900,383 shares issued and outstanding)	39	39
Additional paid-income in capital	298,182	229,428
Accumulated other comprehensive (loss) income	(2,995)	1,078
Accumulated deficit	(229,664)	(219,449)
	65,562	11,096
Treasury stock, at cost, 6,349,793 shares of common stock	(18,912)	—
Total stockholders’ equity	46,650	11,096

Total stockholders’ equity, liabilities and minority interest	$71,990	$109,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,
	2008	2007

Revenues	$120	$12
Cost of revenue	(86)	—
Gross margin	34	12

Operating expenses
Selling, general and administrative expenses	4,831	4,564
Research and development cost	1,558	440
	6,389	5,004

Operating loss	(6,355)	(4,992)

Interest and other income	4,465	1,500

Net loss before income taxes and minority interest	(1,890)	(3,492)

Income taxes	—	(224)
Minority interest	590	1,210

Net loss	$(1,300)	$(2,506)

Per share data:

Basic and diluted loss per share	$(0.04)	$(0.06)

Weighted average number of common shares outstanding	32,550,742	38,900,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Nine Months Ended September 30,
	2008	2007

Revenues	$257	$12
Cost of revenue	(116)	—
Gross margin	141	12

Operating expenses
Selling, general and administrative expenses	18,301	12,545
Research and development cost	2,785	1,576
	21,086	14,121

Operating loss	(20,945)	(14,109)

Interest and other income	5,610	2,082

Net loss before income taxes and minority interest	(15,335)	(12,027)

Income taxes	—	(224)
Minority interest	5,120	2,444

Net loss	$(10,215)	$(9,807)

Per share data:

Basic and diluted loss per share	$(0.28)	$(0.25)

Weighted average number of common shares outstanding	36,712,780	38,900,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(unaudited)

	Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities
Net loss	$(10,215)	$(9,807)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss attributable to minority interest	(5,120)	(2,444)
Stock based compensation expense	2,622	916
Depreciation	363	268
Amortization	72	—
Loss on disposal of fixed assets	—	6
(Increase)/decrease in assets
Accounts receivable	(31)	(17)
Accounts receivable – related party	6	24
Prepaid expenses and other current assets	(769)	(254)
Increase/(decrease) in liabilities
Accounts payable	(1,323)	(1,006)
Accrued expenses	868	1,129
Deferred revenue	22	8
Income tax payable	—	224
Net cash used in operating activities	(13,505)	(10,953)

Cash flows from investing activities:
Purchase of marketable securities	(3,688)	—
Sale of marketable securities	1,555	5,141
Purchase of cash short-term deposits	(1,000)	—
Redemption of cash short-term deposits	1,000	—
Purchase of investments at cost	(960)	(1,000)
Acquisition of Maydeal.com	(220)	—
Purchase of fixed assets	(424)	(411)
Net cash (used in) provided by investing activities	(3,737)	3,730

Cash flows from financing activities:
Principal payments under capital lease obligations	—	(7)
Sale of subsidiary stock	—	85,618
Purchase of treasury stock (net of commissions)	(18,912)	—
Purchase of subsidiary company stock	(1,251)	—
Net cash (used in) provided by financing activities	(20,163)	85,611

Effects of exchange rates on cash and cash equivalents	(4,150)	1,479
Net change in cash and cash equivalents	(41,555)	79,867
Cash and cash equivalents, beginning of period	92,373	19,757
Cash and cash equivalents, end of period	$50,818	$99,624

Supplemental disclosures of cash received
Interest received, including currency gain	$5,610	$1,615

Non cash transactions
Capital lease entered into	$45	$—
Increase in payables relating to purchase of Maydeal	220	—

The accompanying notes are an integral part of these condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

1. Organization, basis of presentation and liquidity

The accompanying unaudited condensed consolidated financial statements of MGT Capital Investments Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2008. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated.

MGT Capital Investments Inc (“MGT”, “we”, “the Company”, “us”) is a technology holding company in the global Healthcare Information Technology sector (“HCIT”).  We currently have controlling interests in our two main operating subsidiaries: Medicsight PLC (“Medicsight”) and Medicexchange PLC (“Medicexchange”).

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

The Company has incurred significant operating losses since inception and has just commenced generating revenue from operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $229,664 at September 30, 2008. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products the Company develops and markets will be accepted by consumers.

The Company has reconsidered its initial accounting treatment as it relates to minority interest transactions.  See footnote 11 for further discussion.

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

As of September 30, 2008 we recorded $8 of deferred revenue relating to support and maintenance services, compared with $3 at December 31, 2007.

Medicexchange

We recognize revenue when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. Deferred revenue is recorded when payments are received in advance of performing our service obligations.

As of September 30, 2008 we recorded $34 of deferred revenue relating to Medicexchange, compared with $17 at December 31, 2007.

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

The Company concluded that no such expenditures needed to be capitalized because the Company did not incur any material software production costs and all such costs incurred represent research and development costs. The Company’s research and development costs are comprised of staff cost, consultancy costs and research and development software costs for the Medicsight CAD system.

For the nine months ended September 30, 2008 and September 30, 2007 the Company expended $2,785 and $1,576 respectively, for research and development expenses for Medicsight CAD and its products.

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

MGT holds 86 million (55%) of the 155 million issued share capital of Medicsight as of September 30, 2008.  On September 30, 2008, (the third quarter’s last trading day), Medicsight shares closed at a price of £0.41 ($0.74), valuing MGT’s 86 million shares at $64,064.

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

In 2000, MGT invested in Eurindia PLC (“Eurindia”), a Gibraltar company that invested in IT start-up companies.  MGT has a 6% holding in Eurindia and accounts for this investment on a cost basis.  Eurindia has advised us that they intend to pay an additional dividend and then liquidate the company late in 2008 or early in 2009.

In 2007, the Company invested $960 in C preference shares of XShares Group LLC, a pre-IPO investment advisor that creates, issues and supports exchange traded funds (ETFs) with a particular healthcare speciality. In the nine month period ended September 30, 2008 the Company invested an additional $960 in shares of XShares Group LLC bringing the total invested to $1,920. We account for these investments on a cost basis as our total holdings are less than 20%.

Marketable securities

Investments in marketable securities consisting of HipCricket Inc. and a fund managed by Bank Sarasin & Company Limited as of September 30, were as follows:

	Market Value	Cost	Unrealized Gains

At September 30, 2007	$139	$138	$1
At September 30, 2008	$4,429	$4,271	$158

The change in net unrealized holding gains on available-for-sale securities for the nine months ended September 30, 2008 and 2007 was a $77 and $302 increase respectively which was charged to accumulated other comprehensive income.

4. Cash and cash equivalents

We invest our cash in short-term deposits with major banks.  At September 30, 2008 we held $50,818 in cash and cash equivalents.

Cash and cash equivalents consist of cash and temporary investments with maturities of 90 days or less when purchased.

5. Goodwill

Balance at December 31, 2007	$11,200
Purchase of Medicsight shares	87
Balance at September 30, 2008	$11,287

In March and April 2008 we purchased a total of 1,000,000 shares in Medicsight for £634 ($1,251).  The acquisition of these shares was accounted for under the purchase method of accounting. The excess of the acquisition cost over the associated minority interest of these shares was added to goodwill.

6. Income taxes

We had the following income tax expense:

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007

Federal	—	224	—	224
Total	$—	$224	$—	$224

7. Interest and other income

We had the following interest and other income amounts:

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007

Dividend income	$—	$227	$—	$467
Interest income	646	1,273	1,791	1,615
Currency gain on short term investments	3,819	—	3,819	—
Total	$4,465	$1,500	$5,610	$2,082

8. Comprehensive Income (Loss)

Comprehensive income (loss), as defined by SFAS No. 130, “Reporting Comprehensive Income”, includes net income (loss) and items defined as other comprehensive income.  SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities, be separately classified in the financial statements.  Such items are reported in the consolidated statements of stockholders’ equity as comprehensive income as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007

Net loss as reported	$(1,300)	$(2,506)	$(10,215)	$(9,807)
Unrealized foreign exchange (loss) gain	(4,077)	1,284	(4,150)	1,581
Unrealized gain on marketable securities	178	16	77	302
Comprehensive loss	$(5,199)	$(1,206)	$(14,288)	$(7,924)

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

The following is a reconciliation between Medicsight’s published financial statements and the US GAAP consolidated results:

	Medicsight PLC	Medicsight PLC	Medicsight PLC	Medicexchange	Corporate and Other	Total
	(IFRS)	GAAP Adj’ts	(US GAAP)	(US GAAP)	(US GAAP)	(US GAAP)

Nine months September 30, 2008
Net revenue from external customers	$113	$—	$113	$144	$—	$257
Operating loss	(14,225)	(263)	(14,488)	(2,970)	(3,487)	(20,945)
Assets	$39,946	$—	$39,946	$3,017	$29,027	$71,990

Nine months September 30, 2007
Net revenue from external customers	$12	$—	$12	$—	$—	$12
Operating loss	(10,872)	434	(10,438)	(3,035)	(636)	(14,109)
Assets	$55,524	$—	$55,524	$5,266	$54,193	$114,983

The principal GAAP adjustments are the accounting for stock options and cumulative translation adjustments.

The main operations and fixed assets of Medicsight and Medicexchange are in the UK.

10. Stock-Based Compensation

We have issued stock options from MGT and our principal subsidiary companies, Medicsight and Medicexchange.

MGT Stock Option Plan

On December 5, 2007 we approved the 2007 MGT stock option plan and granted options for 1,975,000 shares under this plan.  At September 30, 2008 there were 1,975,000 options outstanding and none of the options issued were exercisable.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant.

Medicsight Stock Option Plans

We have eight Stock Option Plans in Medicsight, whose shares were listed on the AIM Market of the London Stock Exchange on June 21, 2007.

Plan A - on February 26, 2003 we approved stock option plan “A” and in the period ended June 30, 2003 we granted options for 2,971,000 shares under this plan.  At September 30, 2008 there were 376,500 options outstanding, all of which were exercisable.

Plan B - on August 15, 2005 we approved stock option plan “B” and between July 1, 2003 and March 31, 2005 we granted options for 3,420,500 shares under this plan.  At September 30, 2008 there were 453,500 options outstanding, all of which were exercisable.

Plan C — on August 15, 2005 we approved stock option plan “C” and between April 1, 2005 and June 30, 2006 we granted options for 515,000 shares under this plan.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from date of grant.  At September 30, 2008 there were 285,000 options outstanding and 223,333 of the options issued were exercisable.

Plan D - On July 13, 2006 we approved stock option plan “D” and granted options for 1,375,000 shares under this plan.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant. At September 30, 2008 there were 825,000 options outstanding and 583,334 of the options issued were exercisable.

Plan E - on February 22, 2007 we approved and granted options for 5,900,000 shares under stock option plan “E”.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the grant date. At September 30, 2008 there were 5,567,500 options outstanding and 1,855,833 of the options issued were exercisable.

Plan F - on May 16, 2007 we approved and subsequently granted options for 350,000 shares under stock option plan “F”.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At September 30, 2008 there were 350,000 options outstanding and 116,667 of the options issued were exercisable.

Plan G - on December 18, 2007 we approved and subsequently granted options for 3,025,000 shares under stock option plan “G”.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At September 30, 2008 there were 2,987,500 options outstanding and none of the options issued were exercisable.

Plan H - on June 2, 2008 we approved and subsequently granted options for 750,000 shares under stock option plan “H”. Options under this plan vest in equal one thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At September 30, 2008 there were 750,000 options outstanding and none of the options were exercisable.

Medicexchange Stock Option Plans

We have two stock option plans in Medicexchange whose shares are not publicly traded.

Plan A - on July 20, 2006 we approved Medicexchange stock option plan “A” and granted options for 950,000 shares under this plan.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant. At September 30, 2008 there were 700,000 options outstanding and 466,666 of the options issued were exercisable.

Plan B — on July 26, 2007 we approved Medicexchange stock option plan “B” and granted options for 300,000 shares under this plan. Options issued under this plan vest equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant.  At September 30, 2008 there were 300,000 options outstanding and 100,000 of the options issued were exercisable.

The following assumptions were used to estimate fair value:

	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007

Dividend yield	—	0%	0%	0%
Expected volatility	—	59.03%	38.77%	59.03% - 60.37%
Risk-free rate	—	5.75%	5.0%	5.25% - 5.75%
Expected life of options	—	4 years	3 years	3 – 4 years
Forfeiture rates used	—	0%	0%	0%

The assumptions above are based on multiple factors including United Kingdom treasury bonds for the risk-free rate at the time of grant, expected future exercising patterns (we cannot base the estimate on the historical exercise patterns as no options have been exercised) and the volatility of the MGT stock price.

The assumptions used in the Black-Scholes option valuation model are highly subjective and can materially affect the resulting valuation.

The following table summarizes stock option activity for the nine months ended September 30, 2008 and the year ended December 31, 2007 under all option plans:

	Outstanding			Exercisable
	Number of Shares	Weighted- Average Exercise Price		Number of Shares	Weighted- Average Exercise Price

Outstanding at December 31, 2006	5,040,000	£0.91	$(1.79)	2,256,200	£1.00	$(1.96)

Granted	11,550,000	£0.91	$(1.81)
Exercised	—	—
Forfeited	(1,832,500)	£0.72	$(1.43)

Outstanding at December 31, 2007	14,757,500	£0.86	$(1.72)	2,066,667	£0.72	$(1.44)

Granted	750,000	£0.68	$(1.36)
Exercised	—	—
Forfeited	(937,500)	£0.67	$(1.34)

Outstanding at September 30, 2008	14,570,000	£0.87	$(1.74)	4,175,833	£0.62	$(1.23)

The following is a summary of the status of the stock options outstanding at September 30, 2008:

	Outstanding Options				Exercisable Options
	Number	Remaining Contractual Life (years)	Average Exercise Price		Number	Average Exercise price

MGT Capital Investments Inc. 2007 Plan	1,975,000	9.2		$3.69	—		—
Medicsight Plan A	376,500	4.8	£0.75	$(1.36)	376,500	£0.75	$(1.36)
Medicsight Plan B	453,500	6.0	£0.75	$(1.36)	453,500	£0.75	$(1.36)
Medicsight Plan C	285,000	6.8	£0.75	$(1.36)	223,333	£0.75	$(1.36)
Medicsight Plan D	825,000	7.8	£0.83	$(1.50)	583,334	£0.83	$(1.50)
Medicsight Plan E	5,567,500	8.4	£0.50	$(0.91)	1,855,833	£0.50	$(0.91)
Medicsight Plan F	350,000	8.7	£0.75	$(1.36)	116,667	£0.75	$(1.36)
Medicsight Plan G	2,987,500	9.2	£1.10	$(2.00)	—	—	—
Medicsight Plan H	750,000	9.7	£0.68	$(1.24)	—	—	—
Medicexchange Plan A	700,000	8.0	£0.40	$(0.73)	466,666	£0.40	$(0.73)
Medicexchange Plan B	300,000	8.8	£1.00	$(1.82)	100,000	£1.00	$(1.82)

On February 22, 2007 we modified the exercise price of 50% of the shares in Medicsight under plans “A” through “C” from £1.00 to £0.50 per share. On February 22, 2007 we modified the exercise price of 50% of the shares in Medicsight under plan “D” from £1.10 to £0.50 per share. No other terms and conditions of the shares within these plans were modified. On March 11, 2008 we modified the vesting terms for 450,000 options in Medicsight plan E, and 150,000 options in Medicexchange plan B for a former employee and allowed these options to be transferred to his estate. In September 2008 we modified the plans of a number of staff who left the Company’s employment, to extend the period in which they may exercise their options. The total modification charge for the nine months ended September 30, 2008 was $391 compared with $148 for the nine months ended September 30, 2007.

We recorded the following amounts related to share-based expenses in the Statement of Operations for the following periods:

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007

Selling, general and administrative	$700	$133	$2,492	$795

Research and development	42	78	130	121

Total	$742	$211	$2,622	$916

No compensation costs were capitalized.

The aggregate intrinsic value for options outstanding and exercisable at September 30, 2008 was approximately $2,507. The aggregate intrinsic value for all outstanding options is $12,324.

A summary of non-vested options at September 30, 2008 and the change during the nine months ended September 30, 2008 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2008	12,690,833	£0.41	$(0.82)
Granted	750,000	£0.21	$(0.40)
Vested	(2,740,000)	£0.30	$(0.59)
Forfeited	(381,666)	£0.31	$(0.60)
Non-vested at September 30, 2008	10,319,167	£0.43	$(0.83)

At September 30, 2008, there was $8,570 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the option plans.  The cost is expected to be recognized over a weighted average period of 3.2 years.

11. Minority Interest

The Company has minority investors in both Medicsight and Medicexchange as follows:

	Medicsight	Medicexchange	Total

Minority Interest at January 1, 2008	$84,851	$8,653	$93,504
Purchase of stock in subsidiary	(1,164)	—	(1,164)
Less minority share of operating losses	(4,248)	(872)	(5,120)
Transfer to APIC	(58,985)	(7,147)	(66,132)
Minority Interest at September 30, 2008	$20,454	$634	$21,088

During the quarter ended September 30, 2008, the Company completed an analysis of its accounting for the  sale of subsidiary shares.  Specifically, in December 2006, Medicsight PLC sold 14.0 million shares for approximately $12,379 net of fees, to unrelated third parties.  Based upon the Company’s interpretation of SAB No. 51, Topic 5-H no gain or loss was recognized since this transaction was part of a broader corporate reorganization, as defined, and therefore this amount was originally recorded as minority interest.

During June 2007 the Company sold 11.7 million Medicsight shares to a minority investor.  No gain was recognized on the sale and the proceeds were originally apportioned between minority interest and additional paid in capital.

Also in June 2007 Medicsight sold 29.1 million shares in an IPO for approximately $61,019 net of fees.  Accordingly, no gain was recognized on this sale and the proceeds were originally recorded as minority interest.

In August 2006, as part of the capitalization of Medicexchange, $9,798 of the capital received was originally recorded as minority interest.

The Company has reconsidered its initial accounting interpretation of SAB No. 51, Topic 5-H and other accounting guidance with respect to these transactions and has concluded that the change in the Company’s investment in Medicsight should be reflected as a capital transaction.  The change in the Company’s investment in Medicsight as a result of the two private placements is approximately $10,104, and $14,820 respectively, and the change related to the issuance of shares in an IPO is approximately $34,061.  The change related to the capitalization of Medicexchange is $7,147.  Accordingly the Company has reduced minority interest by approximately $66,132 and has increased additional paid in capital by the same amount.

The reclassification from minority interest to additional paid in capital had no effect on the Company’s assets, liabilities, operating result, earnings per share or cash flows from operations.

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

We acquired the trade and assets of Shanghai Shenjie Digital Technology Co. Limited, and the domain name, Maydeal.com.  The total purchase price was $440 of which $220 has been paid and the remaining $220 is deferred and will be paid on completion of defined milestones.  This $220 is classified in accounts payable on the balance sheet.  The allocation of the purchase price is as follows:

Net assets acquired	$44
Intangible asset (domain name)	396
Total	$440

We have not recognized any goodwill on the acquisition, as we estimate that we purchased the assets and domain name at their fair values.

The domain name is subject to amortization and will be expensed, using the straight-line method, over 36 months.  The net assets acquired relate to receivables and some equipment.  We have recognized these assets at their net asset value as we believe there is no material difference to fair value.

13. Related Party Transactions

Tim Paterson-Brown is a Non-executive Director of Accsys Technologies PLC, which has a subsidiary company Titan Wood Limited. Titan Wood Limited rents space in 66 Hammersmith Road. In the nine month period ended September 30, 2008 and 2007 respectively, $79 and $172 of office related costs were recharged to Titan Wood Limited. At September 30, 2008 there was a balance receivable from Titan Wood Limited of $10 of which $10 remains unpaid as of November 10, 2008. This is payable within 30 days under the terms of the invoice.

14. Commitments

Lease Commitments and Security Deposit

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

The following is a schedule of the future minimum rental payments required under operating leases that have initial or remaining non-cancellable terms in excess of one year:

Year Ending December 31,
2008	$191
2009	672
2010	641
2011	227
2012	349
2013	454
Later Years	1,090
Total Minimum	$3,624

Other commitments

In July 2008 we entered into an agreement with a partner to develop interfaces for our software.  We have committed to pay Euros 1,445 ($2,087) over an expected thirty-six month period.  As of September 30, 3008 we have paid Euros 639 ($923).  These payments will be recovered against future royalty payments, should the products be successfully commercialised.  These payments have been expensed to the income statement and classified as research and development.

15. Repurchase of own stock

In the first quarter of 2008 MGT’s Board of Directors authorized the repurchase of up to 6,350,000 shares of its common stock.  In the following seven months we purchased 6,349,793 shares, which are now classified as treasury stock in equity.  The following table details the transactions.

	Shares purchased	Average cost	Shares purchased under publicly announced programs	Shares that may yet be purchased

February 1 – February 28, 2008	271,401	$3.16	271,401	6,078,599
March 1 – March 31, 2008	339,500	3.00	339,500	5,739,099
April 1 – April 30, 2008	5,643,759	2.98	293,966	95,340
May 1 – May 31, 2008	50,212	2.12	50,212	45,128
June 1 – June 30, 2008	39,014	1.91	39,014	6,114
July 1 – July 31, 2008	5,805	2.05	5,805	309
August 1 – August 31, 2008	102	1.83	102	207

Total	6,349,793	$2.98	1,000,000

As of September 30, 2008, therefore, the company had repurchased a total of 6,349,793 shares at an average price of $2.98 per share, for a total of $18,912.  Of the 38,900,383 issued shares of common stock, 32,550,590 were outstanding as of September 30, 2008.

16. Subsequent events

In October 2008 we increased our investment in XShares by purchasing a further $1,080 of stock.  Our total investment is less than 20% of the company.

17. Recent Accounting Pronouncements

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting standards that require or permit fair value measurements. Accordingly, it does not require any new fair value measurement. SFAS No. 157, as issued, was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008 the FASB issued FSP FAS No. 157-2, “Effective Dates of FASB Statement no. 157”, which delays the effective date of SFAS No. 157 for fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) “Business Combinations” (SFAS 141(R)). This Statement retains the fundamental requirements in Statement of Financial Accounting Standards No. 141 “Business Combinations”, that the acquisition method of accounting, previously known as the purchase method, be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. The provisions for SFAS 141(R) are effective for the Company beginning January 1, 2009. SFAS 141(R) will be applied prospectively and early adoption is prohibited. We do not expect the adoption of SFAS 141(R) to have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51, which will become effective for the Company January 1, 2009, with retroactive adoption of the Statement’s presentation and disclosure requirements for existing minority interests. This standard will require ownership interests in subsidiaries held by parties other than the parent to be presented within the equity section of the consolidated balance sheet but separate from the parent’s equity. It will also require the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated income statement. Certain changes in a parent’s ownership interest are to be accounted for as equity transactions and when a subsidiary is deconsolidated, any noncontrolling equity investment in the former subsidiary is to be initially measured at fair value. We are currently evaluating the impact the adoption of SFAS No. 160 will have on our consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133” (“SFAS No. 161”), which amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to require qualitative disclosure about objectives and strategies in using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about the underlying credit-risk-related contingent features in derivative agreements. SFAS No. 161 is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 161 may have on its condensed consolidated financial statements.

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

In May 2008 the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States.  The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The Company does not expect the adoption of SFAS No. 162 to have a material effect on its condensed consolidated financial statements.

In May 2008 the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement)” (“APB 14-1”). APB 14-1 requires that issuers of certain convertible debt instruments that may be settled in cash upon conversion to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The accounting for these types of instruments under APB 14-1 is intended to appropriately reflect the underlying economics by capturing the value of the conversion options as borrowing costs; therefore, recognizing their potential dilutive effects on earnings per share. The effective date of APB 14-1 is for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and does not permit earlier application. However, the transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments.  The Company is currently evaluating the potential impact, if any, the adoption of APB 14-1 may have on its condensed consolidated financial statements.

In June 2008 the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 applies to the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents under Statement No. 128, Earnings Per Share. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents will be considered participating securities and will be included in the computation of earnings per share pursuant to the two-class method. The effective date of EITF 03-6-1 is for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those years. Early adoption is not permitted. Once effective, all prior period earnings per share data presented will be adjusted retrospectively.  The Company is currently evaluating the potential impact, if any, the adoption of EITF 03-6-1 may have on its condensed consolidated financial statements.

On October 10, 2008 the FASB issued FASB Staff Position No. FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”.  FAS 157-3 clarifies the application of FASB Statement No. 157, Fair Value Measurements , in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  This FSP was effective upon issuance, including prior periods for which financial statements had not been issued.  FASB 157-3 did not have a material effect on our condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements may be identified by the use of words such as “anticipate”, “estimates”, “should”, “expect”, “guidance”, “project”, “intend”, “plan”, “believe” and other words and terms of similar meaning, in connection with any discussion of our financial statements, business, results of operations, liquidity and future operating or financial performance.  Please also refer to our “Note Regarding Forward Looking Statements” at the front of this Form.

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

In April 2008  Medicsight signed a Partnership Agreement with INFINITT Company Limited (“Infinitt”). Infinitt has agreed to integrate Medicsight ColonCAD into its solution for global distribution. As well as being South Korea’s leading PACS supplier, Infinitt also has a growing presence in both the USA and Japan, with a global network of offices, partners and sales channel representatives in 20 countries.

In the nine months ended September 30, 2008 Medicsight was granted regulatory approval for MedicRead Colon from the Chinese State Food and Drug Administration (SFDA) and the Brazilian National Health Surveillance Agency (ANVISA). In July the Company received Brazilian ANVISA regulatory approval for its ColonCAD product.

Medicsight has engaged a team of experts to help prepare the Company’s application to secure US Food and Drug Administration (FDA) clearance. The Company is confident that it will shortly be in a position to file a 510(k) submission for review by the FDA.

In May 2008 Medicsight signed an exclusive CAD Clinical Research Agreement with leading American CT Colonography (CTC) radiologists Dr Perry Pickhardt and Dr David Kim of the University of Wisconsin Medical School, USA. In 2004 Dr Pickhardt’s Wisconsin group was the first to establish a third-party reimbursed CTC colorectal cancer screening programme. Since then they have both played an instrumental role in building the clinical evidence base that has proven the comparable effectiveness of CTC for the detection of colorectal neoplasia within an asymptomatic population in relation to optical colonoscopy. Their specialist advice and experience of CTC practice will enhance the clinical validation of Medicsight’s ColonCAD products set in the context of the world’s largest healthcare market.

The Medicsight product roadmap continues in line with management expectations.  Medicsight is continuing to improve the performance of its ColonCAD product with a new version planned for 2009.  In addition, the company has initiated the development of a CO2 insufflation device for CTC (MedicCO2lon) and is exploring new image processing and analysis tools for optical colonoscopy. These additions will bolster the existing CTC portfolio.

Revenues in the nine months ended September 30, 2008 were $113, compared to $12 in the nine months ended September 30, 2007.

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

In September 2008 we made the decision to focus Medicexchange’s operations in the USA.  Accordingly, staff numbers in London have been reduced.  There is no significant change to Medicexchange’s business model.

Revenues in the nine months ended September 30, 2008 were $144, compared to $nil in the nine months ended September 30, 2007.

MGT

In the first quarter of 2008, MGT’s Board of Directors authorized the repurchase of up to 6,350,000 shares of its common stock.  At September 30, 2008 the Company had repurchased 6,349,793 shares.

In March and April 2008, MGT purchased 1,000,000 ordinary shares of its majority-owned subsidiary Medicsight at an average price of £0.63 ($1.26) per share.  As of September 30, 2008 MGT holds 86,000,000 ordinary shares of Medicsight, representing 55% of the issued share capital.

General

MGT was originally incorporated as a Utah corporation in 1977 and was re-incorporated in Delaware in 2000.  At September 30, 2008 the Company’s authorized share capital was 75,000,000 shares of common stock, par value of $0.001.

At September 30, 2008 the Company had issued 38,900,383 shares of common stock, of which 32,550,590 are outstanding.

As of September 30, 2008 the Company and its subsidiaries had 100 employees, all of whom are full-time employees.  Our employees are not part of a union.  We believe that we have an excellent relationship with our employees.

Our principal executive office is located at Kensington Centre, 66 Hammersmith Road, London W14 8UD, United Kingdom, telephone 011-44-207-605-1151, facsimile 011-44-207-605-1171.

Our web address is www.mgtci.com.  Information on our website is not deemed to be a part of this Quarterly Report.

Critical Accounting Policies and the Use of Estimates

We believe there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2008 as compared to our previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Revenue Recognition

We follow specific and detailed guidelines in determining the proper amount of revenue to be recorded; certain judgments, however, affect the application of our revenue recognition policy. Revenue results are difficult to predict, and any delay in recognizing revenue could cause our operating results to vary significantly from period to period.

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

Results of Operations

Revenues

For the nine months ended September 30, 2008 and September 30, 2007 our revenues from operations were $257 and $12, resulting from the sale of Medicsight software, Medicexchange advertising space and medical products in China.

Cost of revenue predominantly relates to the cost of medical products sold by our Medicexchange subsidiary.  For the nine months ended September 30, 2008 and September 30, 2007 our cost of revenue was $116 and $nil.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were:

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007

Selling, general and administrative expenses	$4,831	$4,564	$18,301	$12,545

Our selling, general and administrative expenses have increased as we expand our international commercial operations.  The significant elements being: (a) an increase in people related costs on the prior period as both Medicsight and Medicexchange have increased employees in both commercial and operations; (b) an increase in professional fees as a result of increased audit, investor relations and corporate finance fees incurred following the Medicsight IPO and (c) an increase in stock option costs due to the MGT 2007 Plan grant, Plans G and H grants in Medicsight and Plan B grant in Medicexchange.

Research and Development

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007

Research and development	$1,558	$440	$2,785	$1,576

Research and development costs relate to the costs of our operations department, some consultants and various associated costs.  Our research and development costs have increased as we have entered into an agreement with a partner to develop interfaces for our software.  These payments have been expensed to the income statement and classified as research and development.

Liquidity and Capital Resources

Working Capital Information

	September 30, 2008	December 31, 2007

Cash, cash equivalents and marketable securities	$55,247	$94,592

Current assets	56,870	95,319
Current liabilities	(4,252)	(4,420)
Working capital surplus	$52,618	$90,899

Ratio of current assets to current liabilities	13.4	21.6

As of September 30, 2008 we had $50,818 in cash compared to $92,373 at December 31, 2007 and $4,429 in marketable securities compared to $2,219 at December 31, 2007.

Net cash used in operating activities was $13,505 for the nine months ended September 30, 2008 compared to $10,953 for the nine month period ended September 30, 2007. This resulted primarily from:

a.                  our net loss of $10,215 compared with a net loss of $9,807, for the nine month period ended September 30, 2007;

b.                  adjusted for depreciation, amortization and stock-based compensation expenses (non cash items) of $3,057 compared to $1,184 for the nine month period ended September 30, 2007;

c.                  an overall increase in current assets and liabilities (excluding cash items) of $1,227 in the period ended September 30, 2008 compared to $108 decrease for the nine-month period ended September 30, 2007; and

d.                  loss attributable to minority interest of $5,120 the nine-month period September 30, 2008 compared to $2,444 for the nine month period ended September 30, 2007.

Net cash used in investing activities was $3,737 for the nine months ended September 30, 2008, compared to $3,730 provided in the nine months ended September 30, 2007, consisted primarily of:

e.                  in the nine months ended September 30, 2008 we received $1,555 from the sale of available for sale marketable securities as compared to receiving $5,141 for the nine-month period ended September 30, 2007;

f.                  in the nine months ended September 30, 2008 we used $3,688 for the purchase of available for sale marketable securities as compared to $nil for the nine-month period ended September 30, 2007;

g.                  in the nine months ended September 30, 2008 we used $424 in capital expenditure and we used $411 for the nine months ended September 30, 2007;

h.                  in the nine months ended September 30, 2008 we used $960 for the purchase of investments that we hold at cost and we used $1,000 for the nine months ended September 30, 2007; and

i.                  in the nine months ended September 30, 2008 we used $220 for the purchase of a Chinese website business.

Net cash flows used in financing activities of $20,163 for the nine-month period ended September 30, 2008 compared to $85,611 provided by financing activities for the nine months ended September 30, 2007. This consisted of the purchase of $1,251 of Medicsight’s common stock and the purchase of $18,912 of our own stock during the period ended September 30, 2008. The nine months ended September 30, 2007 consisted of a cash inflow of $85,618 (net of commissions) relating to the IPO of Medicsight and $7 payments due to capital lease obligations.

The Company considers that current cash flows are adequate to cover business operations for the next twelve months.

Item 3.                       Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio.  We place our investments in a mixture of cash deposits and available-for-sale market securities. A decline in interest rate would have an adverse impact on interest income.

We do not have any debt and we do not use derivative financial instruments.

Foreign Exchange Risk

We are exposed to foreign currency exchange rate fluctuations related to the operation of our international subsidiaries.  Our main operating currency is UK sterling (£).  We also have subsidiary operations in Japan and China who operate in their local currencies.

Our operating costs in Fiscal 2007 were predominantly in UK sterling. We do not foresee any change in Fiscal 2008 or Fiscal 2009. A ten percent increase or decline in the US dollar exchange rate against UK sterling would have created an increase or decline in our operating costs in the nine months to September 30, 2008 of approximately $1,430.

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

Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as of September 30, 2008.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the nine months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation during the quarter ended September 30, 2008 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Current economic conditions might cause a decline in spending that could affect our business and financial performance.  This might affect the growth in revenue that we expect, as well as the recoverability of assets such as our marketable securities and the investments that we hold at cost.

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

Financial Risk: MGT has incurred significant operating losses since inception and has recently commenced generating revenues from operations. As a result, MGT has generated negative cash flows from operations and has an accumulated deficit at September 30, 2008. MGT is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities and borrowed funds. While MGT is optimistic and believes appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products MGT develops and markets will be accepted by consumers.

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

Liquidity risk:  MGT holds a number of investments held at both at market value and at cost.  There is a risk that we may not be able to swiftly realise these investments at the fair value or cost at which they are recorded in our financial statements.

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

In the nine months ended September 30, 2008 no shares of common stock were issued.

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

November 10, 2008