Form 10-K
period 2008-12-31
MGT CAPITAL INVESTMENTS INC
filed 2009-04-03
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008.

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

Securities registered under section 12(b) of the Exchange Act:  Common stock, par value $0.001 per share

Securities registered under section 12(g) of the Exchange Act:  Not applicable

Name of each exchange on which registered: NYSE AMEX

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

Large Accelerated Filer ☐	Accelerated filer ☐	Non-accelerated Filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Act).    Yes     ☐     No     ☒

As of June 30, 2008, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $44,322,000.

The common stock is the registrant’s only class of stock.

As of March 31, 2009 the registrant had outstanding 32,550,590 shares of common stock, $0.001 par value (excludes 6,349,793 common shares held as treasury stock).

MGT Capital Investments Inc.

Form 10-K

All financial amounts are in thousands except share and per share data.

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of MGT Capital Investments, Inc. and its consolidated subsidiaries (the “Company”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the rate of market development and acceptance of medical imaging technology; the execution of restructuring plans; any statement concerning developments, performance or industry rankings relating to products or services; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the performance of contracts by suppliers, customers and partners; employee management issues; the difficulty of aligning expense levels with revenue changes; and other risks that are described herein, including but not limited to the specific risks areas discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report, and that are otherwise described from time to time in the Company’s periodic disclosure statements and for reports filed with the Securities and Exchange Commission. The Company assumes no obligation and does not intend to update these forward-looking statements.

The Company’s main operating currency is UK sterling (£).

PART I

ITEM 1	BUSINESS

MGT Capital Investments, Inc (“MGT”, “we”, “us”, “the Group”, “the Company”) is a holding company.  We currently have a controlling interest in our two main operating subsidiaries: Medicsight plc (“Medicsight”) and Medicexchange Limited (“Medicexchange”).  We also have wholly owned subsidiaries MGT Capital Investments (UK) Limited, MGT Investments (Gibraltar) Limited, Medicexchange Inc., Medicsight Nominees Limited, HTTP Tech Inc. and Medical Vision Systems Inc.

•                   Medicsight and its wholly owned subsidiaries is a medical imaging software development company listed on the AIM market of the London Stock Exchange (Ticker symbol “MDST”) that develops and commercializes enterprise-wide Computer-Aided Detection (“CAD”) applications which analyze Computer Tomography (“CT”) scans to assist radiologists in the early detection and measurement of colorectal polyps and lung lesions.  The Company holds 86 million shares (55%) of the 155 million issued share capital of Medicsight.

•                   Medicexchange and its majority owned subsidiaries provide medical imaging professionals with a global web portal containing an online sales channel for diagnostic, treatment and surgery planning solutions.  This combined with a variety of relevant clinical papers, training materials and content gives these medical imaging professionals access to information and products that they otherwise would have difficulty accessing.  The Company holds 22.5 million shares (73%) of the 30.8 million issued share capital of Medicexchange.  Medicexchange’s shares are not publicly traded.

Medicsight

Medicsight plc is an industry leader in the development of Computer-Aided Detection and image analysis software to assist radiologists in the early detection and diagnosis of disease.  The Company’s focus continues to be on developing CAD software applications and related technologies that help clinicians analyse medical images generated from CT scanners for the early detection of potential colonic polyps.

Product development

Medicsight’s core technology is the proprietary ColonCAD™ algorithm that is integrated (using application protocol interface (“API”) technology) into visualisation workstations for radiologists to use when reviewing a patient’s colon scan data.  The CAD algorithm assists the radiologist as they search for polyps in the CT scan image data.  The radiologist uses the visualisation software to review the patient’s CT scan images on the screen and search for polyps (potentially pre-cancerous lesions on the wall of the colon).  After a full review the radiologist then activates the Medicsight ColonCAD™ software - which immediately displays “CAD marks” on the images, drawing the radiologist’s attention to potential polyps.  The radiologist will then assess the marked regions in order to make the final decision as to the presence or absence of a lesion.

Clinical studies have demonstrated that radiologists assisted by Medicsight’s ColonCAD™ technology have a significantly higher sensitivity for the detection of polyps in CT colonography compared to unassisted reading (i.e. traditional reading without the use of ColonCAD™).

A recent study, presented by Dr Stuart Taylor (a consultant radiologist at London’s University College Hospital), at the 2008 annual Radiological Society of North America Conference, ColonCAD™ demonstrated a sensitivity of 85% for colonic polyps of size 5mm and larger, and 95% for polyps of 10mm and larger.  Polyp size is the main criterion for follow-up action after a positive CT Colonography finding; polyps in the 6mm to 9mm range are often monitored over time whilst polyps with a diameter of 10mm or greater are recommended for optical colonoscopy follow up and possible removal.

During 2008 the Group completed work on ColonCAD 4.0 and formally launched this product at the European Congress of Radiology in March 2009. This new release significantly reduces the number of false-positive CAD marks presented to a radiologist reviewing a patient data set.  This should lead to further improvements in reader performance when assisted by the ColonCAD™ software.

This ColonCAD 4.0 upgrade will be integrated in to our partner workstation and released into the European market during 2009.  We believe that this version of ColonCAD™ extends Medicsight’s position as a provider of one of the world’s leading colon CAD software solutions.  Medicsight’s ColonCAD™ has been developed and validated using a large database of CT scans from hospitals around the world and has been assessed in many clinical studies, the results of which have been published in peer-reviewed publications and presented at leading radiology conferences.

The MedicRead product is Medicsight’s advanced visualisation software application with integrated Colon, Lung and Liver modules.  Medicsight launched MedicRead 1.0 in 2008.  The next version of this product will be released in 2009 and will include improved workflow flexibility, improved 3D visualisation options, as well as the ColonCAD 4.0 within the CT Colonography module.

MedicRead is a flexible option for hospitals and clinics unable to invest large capital sums in new image analysis infrastructure.  MedicRead can be deployed either on a standalone basis or integrated into an existing clinical IT infrastructure (e.g. a PACS environment).  In addition to which, MedicRead will be available directly to end users via an easily accessible online download from the Medicsight portal.

In 2008 Medicsight began work on MedicServer - a server-based application which enables the centralisation of the ColonCAD™ data processing and then the distribution of the CAD results to workstations around the healthcare enterprise network. We will begin integrating MedicServer into our partner applications in 2009. As clinical IT architecture moves towards an enterprise model and central processing, and away from desk-top solutions, we believe that MedicServer will become a compelling offering to the market.

At the Radiology Society of North America (“RSNA”), 95th Scientific Assembly and Annual Meeting, Medicsight unveiled its online MedicRead colon, lung and liver solution.  We plan to regulate and release this product in selected territories during 2009.

Longer term projects

Our recent focus has been on developing the colon family. Some longer term colon related opportunities we are researching include:

•                  Flat lesions (which are non-protruding lesions in the Colon) have recently received much clinical interest.  The Medicsight team are researching CAD technology for the detection of these flat lesions to compliment the existing ColonCAD™ application.

•                  Working with leading London academic and clinical centres, Medicsight has initiated research projects to explore additional CAD technologies in the field of optical endoscopy, with a view to these technologies improving work flow and combining information from multiple data sources in real time.

•                  In addition to the colon CAD applications Medicsight have developed an early version of a CO2 insufflation device called MedicCO2lon.  Each patient that has a CT colon scan requires their colon to be insufflated (distended) with either CO2 gas or room air administered prior to the acquisition of their CT colonography images.   Good quality insufflation is essential for the acquisition of high quality images from the CT colonography examination.

Regulatory approvals and submissions

In November 2008 Medicsight submitted the ColonCAD™ 510(k) application to the US Food and Drug Administration (“FDA”) for clearance in the USA.  In December 2008 we received an Additional Information (“AI”) letter from the FDA.  In March 2009 we submitted our response to the FDA’s enquires.

In November 2007 we submitted our MedicRead Colon application to the Ministry of Health, Labour and Welfare (“MHLW”) regulatory authorities in Japan.  During 2008 we attended a number of meetings with ministry officials, demonstrated the product, answered specific questions regarding the product application and formally responded to questions from the MHLW.

In 2008 the Group received approvals from the Chinese State Food and Drug Administration (“SFDA”) for its MedicRead Colon workstation and from the Brazilian regulatory agency, Agencia Nacional de Vigilancia Sanitaria (“ANVISA”), for its ColonCAD™ and MedicRead Colon Products. In addition to the above our product has Canadian regulatory approval from the Therapeutic Products Directorate of Health Canada and the Australian Therapeutic Goods Administration (TGA).

In March 2009 the Group CE marked the latest version of the Medicsight ColonCAD 4.0.

Clinical Activity

The Group’s Clinical Development team continued their work with Medicsight’s network of global medical luminaries.  A North American Medical Advisory Board meeting was held in Boston in 2008.  A European Medical Advisory Board meeting was held in January 2009.  In total 16 key opinion leaders attended, giving feedback into Medicsight’s product roadmap and clinical development plan.

Medicsight ColonCAD™ is being used in a number of government-funded studies looking at the performance of CT colonography and the comparison of CT colonography with existing imaging methods, such as barium enema examination and optical colonoscopy, both used for assessment of the colon and in the detection of colorectal cancer.

The British Special Interest Group in Gastrointestinal and Abdominal Radiology (“SIGGAR”) completed patient recruitment for the SIGGAR1 trial in late 2007.  (SIGGAR1 is the largest UK randomised control trial to date and compares CTC with two other widely-used imaging approaches, optical colonoscopy and barium enema).  Medicsight’s ColonCAD™ is the only CAD product to be involved in this trial. The study outcome data was reviewed in 2008, with the results currently undergoing final statistical analysis and expected to be announced later this year.

ColonCAD™ has also been used in the first CT colonography colorectal cancer screening programme undertaken in Japan. The screening trial is ongoing at the National Cancer Centre in Tokyo. ColonCAD™ has been used on a number of patients within the screening programme and the results of this assessment are currently undergoing review between Japanese and UK clinicians with the expectation that results will be presented later in 2009.

The Medicsight ColonCAD™ software is also integrated into visualisation software used to read CT colonography examinations for the French STIC trial (“Sciences et Technologies de l’Information et de la Communication”, “Information and Communication Science and Technology”). The trial, undertaken across more than 20 sites in France, is a prospective multi-center evaluation of CTC as a screening technique, including the use of CAD for examination interpretation. The study will also assess the cost effectiveness of CTC screening. Recruitment has continued throughout 2008 towards the target of 1,500 trial participants.

In 2008 we signed an exclusive CAD clinical research agreement with leading US CT Colonography radiologists, Dr. Perry Pickhardt and Dr. David Kim, from the University of Wisconsin Medical School, Madison, Wisconsin. Dr. Pickhardt, Associate Professor of Radiology and Dr Kim along with The University of Wisconsin were the first group to establish a third-party reimbursed CT colonography colorectal cancer screening programme in 2004.  Since then they have both played an instrumental role in building the clinical evidence base that has proven the comparable effectiveness of CTC for the detection of colorectal neoplasia within an asymptomatic population in relation to Optical Colonoscopy.  A key milestone recently achieved, partly as a result of their research, was the release of the American Cancer Society 2008 Consensus Guidelines that focus on colon cancer prevention and for the first time have recommended CTC be provided every five years for adults aged 50 years and over.  Under this research program Drs Pickhardt and Kim will undertake a research study evaluating the standalone performance of Medicsight’s latest ColonCAD 4.0 in comparison to experienced radiologists in detecting colorectal polyps.

Medicsight’s products continue to have a profile at major international radiology conferences and throughout 2008 the Group exhibited its ColonCAD™ and MedicRead Colon applications at the European Congress of Radiology (“ECR”) annual meeting in Vienna in March, the annual meeting of Japanese Radiological Society (“JRS”) in April, the European Society of Gastrointestinal and Abdominal Radiology (“ESGAR”) in Istanbul in June, the Japanese Digestive Disease Week (“JDDW”) congress in October 2008, the Asia Oceanic Congress of Radiology (“AOCR”) in Seoul in October and the Radiological Society of North America (“RSNA”) annual meeting in Chicago in November; as well as exhibiting at other international radiology conferences.  Scientific research featuring Medicsight’s ColonCAD™ application was also presented at the ECR, ESGAR and RSNA meetings.

Through 2008 Medicsight continued its support of a number of international CT colonography training workshops. Workshops were held in Victoria, BC, Canada in May and Chicago, Illinois in August. Medicsight once again supported the two annual ESGAR CTC workshops — in Vigo, Spain and Berlin, Germany during 2008. All these workshops train radiologists to interpret CTC images using the latest visualisation and CAD technology and are fundamental to the increasing acceptance and implementation of CT colonography as a routine imaging examination for investigation of the colon.

Commercial progress

Medicsight’s primary route to market is via partnerships with global advance visualisation companies, PACS suppliers and other OEM’s.

In February 2008 Medicsight signed a preliminary agreement with the System Integration division of Toshiba Medical Systems Corporation for the resale of its MedicRead Colon and ColonCAD™ software solutions throughout Japan. This collaboration consists of a three year clinical programme which will deliver eight clinical studies to support both the regulatory and sales and marketing efforts of Medicsight and Toshiba.

In April 2008 Medicsight announced new global marketing partnership with INFINITT, and successfully demonstrated the integration of Medicsight’s ColonCAD™ software and Infinitt Xelis Colon application at major tradeshows in Korea and USA.

In November 2008, Medicsight signed a global partnership agreement with Ziosoft Inc for the integration of Medicsight ColonCAD™ API within the Ziosoft 3D advanced visualization platform and distribution through the Ziosoft network.

These partnership agreements are in addition to our existing agreements with Vital Images Inc., TeraRecon Inc., Viatronix Inc. and Barco NV (who have recently been acquired by Toshiba), 3Mensio BV and Intrasense SAS.

We have commercial discussions in progress with other global partners that we expect to complete in 2009.

Revenue and Growth Strategy

While still limited, revenues are growing — we recorded $191 in 2008 compared to $41 in 2007. Medicsight ended 2008 with net assets of $25,302 including $26,624 of cash and short term deposits.  At various points during the year we have invested our surplus cash in highly liquid, blue chip marketable securities and foreign currencies.  At December 31, 2008 all of our liquid assets were held as short term cash balances, mainly in sterling. Post year end, we continue to hold our surplus cash on short term deposit.

In early 2009 the board completed a review of the product development roadmap, the status of regulatory approvals and partner integration activities, and initiated a cost restructuring program to drive cashflow savings without jeopardizing longer term plans.

As part of this process and to concentrate on restructuring the MGT Capital Investments, Inc. group of companies, Medicsight restructured its board. Tim Paterson-Brown stepped down as Executive Chairman but remains on the board as a Non-Executive Director. David Sumner was promoted to the role of Executive Chairman and Allan Rowley, previously Chief Financial Officer was promoted to Chief Executive Officer. Troy Robinson, previously Group Financial Controller was promoted to Chief Financial Officer.

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

•            Median Technologies (France) — have developed a Colon CAD product and a Lung CAD (CAD-lung) — both have CE approval but not FDA clearance;

•            Mevis Medical Solutions AG (Germany) — have a Lung CAD product that is FDA approved; and

•            iCAD Inc. (USA) — have developed a Colon CAD product but not FDA cleared.

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

Medicsight has filed patent applications in the United Kingdom, the United States, the European Patent Office, Japan, South Korea, Australia, Canada, and under the International Patent Cooperation Treaty (which currently has 128 member countries) covering our core technologies and their applications.  We have recently filed new patent applications covering technology of both Medicsight CAD and intend to continue filing new applications in the future.  Two patents have been granted in the US covering aspects of Medicsight CAD technology.  Although prior art searches have been carried out, we cannot provide assurance that any or all of the pending patents will be granted or that they will not be challenged, or that rights granted to us will actually provide us with advantage over our competitors. Medicsight actively reviews third party patents and is not currently aware of any that our products will infringe.

“Medicsight” ® , “Medicsight Colon Screen” ® , “Medicsight Lung Screen” ® , “Medicsight Colon CAR” ® , “Medicsight Lung CAR” ® , “Medicsight Computer Assisted Reader” ® , “Medicsight See More, Save More” ®  and “Lung CAR” ®  have been registered as trademarks in the United Kingdom.  “Medicsight” ®   has also been registered in the United States, the European Union, Australia, China and a number of other countries.  “MedicRead” ®  has been registered as a trademark in the European Union.  These trademarks are important to the corporate identity in connection with Medicsight CAD.

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

Immediately prior to the Medicsight IPO the Company sold down, by private placement, 11.7 million of its Medicsight plc shares.  The shares were priced at £1.10 ($2.20) — the same price as the Medicsight IPO.  Gross proceeds on the private placement were £12,845 ($25,736).  We incurred fees with Asia IT Capital Investments Ltd (a related party) of £578 ($1,167).  These proceeds were received on July 27, 2007.

After the Company’s private placement and the Medicsight IPO, the Company held 85 million of the 155 million issued share capital of Medicsight.  Since the IPO the Company bought back 1 million of Medicsight’s shares bringing our holding to 86 million shares, which is 55% of the outstanding share capital of Medicsight.

Medicexchange Limited

Medicexchange is an embryonic global imaging portal focusing on the medical vision sector that owns and operates two websites, Medicexchange.com aimed at North America and Europe and Maydeal.com in China (acquired in April 2008).

Medicexchange has endeavored to build traffic, registered users and revenues from North America, Europe and China.

Whilst user numbers have been increasing, revenue generation has not been forthcoming due to tightening of corporate advertising budgets and the general global economic conditions.

Management are currently reviewing options for the Medicexchange business.

Other investments

In addition to Medicsight and Medicexchange we have small investments in XShares LLC, Hipcricket Inc and Eurindia Limited. Due to general economic conditions all three of these investments have been impaired during 2008 (See note 5).  We are currently reviewing our strategy for these investments.

Employees strategy

As of December 31, 2008 the Company and its subsidiaries had 96 employees, all of whom were full-time employees.  Our employees are not part of a union.

Financial Information

Note 16 to the Consolidated Financial Statements provides information on the Company’s segment reporting.

General

MGT was originally incorporated as a Utah corporation in 1977 and was re-incorporated in Delaware in 2000.  At December 31, 2008 the Company’s authorized share capital was 75,000,000 shares of common stock, par value of $0.001.

In January 2007 the Company changed its name from Medicsight Inc. to MGT Capital Investments, Inc.

At March 27, 2009, 38,900,383 shares of our common stock had been issued and 32,550,590 were outstanding.

Our principal executive office is located at Kensington Centre, 66 Hammersmith Road, London W14 8UD, United Kingdom, telephone 011-44-207-605-1151, facsimile 011-44-207-605-1171.

Our web address is www.mgtci.com. Information on our website is not included as a part of this Annual Report.

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

Discussion of our business and operations included in this annual report on Form 10-K should be read together with the risk factors set forth below. They describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.  New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our financial performance. Each of the risks described below could adversely impact the value of our securities.  These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

We cannot assure you that MGT will be successful in commercializing any of the Group’s products and, in particular, the Medicsight products or the Medicexchange portal, or if any of the products or the portal are commercialized, that they will prove to be profitable for the Company.

MGT has only had a limited operating history and has just commenced generating revenue from operations upon which an evaluation of its prospects can be made. MGT’s prospects must be considered keeping in mind the risks, expenses and difficulties frequently encountered in the establishment of a new business in a constantly changing industry. There can be no assurance that MGT will be able to achieve profitable operations in the foreseeable future if at all.

MGT has identified a number of specific risk areas that may affect MGT’s operations and results in the future:

Company specific risks

We may be unable to develop our existing or future technology.

Our Medicsight CAD system may not deliver the levels of accuracy and reliability needed to make it a successful product in the market place.  Additionally, the development of such accuracy and reliability may be indefinitely delayed or may never be achieved.  Failure to develop this or other technology could have an adverse material effect on the Company’s business, financial condition, results of operations and future prospects.

The market for our technology may be slow to develop, if at all.

The market for the Medicsight CAD products and Medicexchange.com may be slower to develop or smaller than estimated or it may be more difficult to build the market than anticipated. The medical community may resist Medicsight CAD and the Medicexchange.com products or be slower to accept them than we anticipate. Revenues from Medicsight CAD and Medicexchange.com may be delayed or costs may be higher than anticipated which may result in the Company requiring additional funding.  If any of these situations were to occur this could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

We may be slow to receive required regulatory approvals from respective government regulators, if we receive them at all.

The Medicsight CAD system is subject to regulatory requirements in the United States of America, Europe, Japan, China and our other targeted markets. Necessary regulatory approvals may not be obtained or may be delayed.  We may incur substantial additional cost in obtaining regulatory approvals for our products in our targeted markets.  The failure to obtain these approvals and/or the associated costs could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

The medical imaging market we operate in is highly competitive.

There are a number of groups and organizations, such as software companies in the medical imaging field, MDCT scanner manufacturers, screening companies and other healthcare providers that may develop a competitive offering to the Medicsight CAD products and Medicexchange.com.  In addition these competitors may have significantly greater resources than MGT. We cannot make any assurance that they will not attempt to develop such offerings, that they will not be successful in developing such offerings or that any offerings they may develop will not have a competitive edge over Medicsight CAD products and Medicexchange.com. Should a superior offering market come to market, this could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

We are a developing company with limited revenues from operations.

MGT has incurred significant operating losses since inception and has only recently commenced generating revenues from operations. As a result, MGT has generated negative cash flows from operations and has an accumulated deficit at December 31, 2008. MGT is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities and borrowed funds. There can be no assurance that management’s efforts will be successful or that the products MGT develops and markets will be accepted by consumers.  If our products are ultimately unsuccessful in the market, this could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

Our current corporate structure may place us in an unfavourable market position vis-à-vis our competitors.

MGT’s corporate structure may make it more difficult or costly to take certain actions. MGT conducts its business through: (a) Medicsight, a UK public company which is 55% owned by the Company, and through Medicsight’s subsidiaries in the United Kingdom, the United States, Japan and Gibraltar and; (b) the Medicexchange subsidiaries, in which MGT’s holdings range between 75% and 100%.  Although MGT, Medicsight and Medicexchange share some directors and management, they are required to comply with corporate governance and other laws and rules applicable to public companies in the United Kingdom and the United States.  Should MGT propose to take any action, such as a transfer or allocation of assets or liabilities between MGT and its subsidiaries, MGT would have to take into consideration the potentially conflicting interests of MGT’s stockholders and the minority stockholders.  This may deter MGT from taking such actions that might otherwise be in the best interest of MGT or cause MGT to incur additional costs in taking such actions. The subsidiary companies would not be able to pay dividends or make other distributions of profits or assets to MGT without making pro-rata payments or distributions to the respective minority stockholders.  Although neither the subsidiary companies nor MGT has plans to pay dividends or make distributions to its shareholders, MGT’s corporate structure may deter its subsidiaries from doing so in the future.  If at any point we are ultimately unable to resolve any of these conflicts, this could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

The protection of our intellectual property may be uncertain, and we may face possible claims of others.

Although we have received patents and have filed patent applications with respect to certain aspects of our technology, we generally do not rely on patent protection with respect to our products and technologies. Instead, we rely primarily on a combination of trade secret and copyright law, employee and third-party nondisclosure agreements and other protective measures to protect intellectual property rights pertaining to our products and technologies. Such measures may not provide meaningful protection of our trade secrets, know-how or other intellectual property in the event of any unauthorized use, misappropriation or disclosure. Others may independently develop similar technologies or duplicate our technologies. In addition, to the extent that we apply for any patents, such applications may not result in issued patents or, if issued, such patents may not be valid or of value. Third parties could, in the future, assert infringement or misappropriation claims against us with respect to our current or future products and technologies, or we may need to assert claims of infringement against third parties. Any infringement or misappropriation claim by us or against us could place significant strain on our financial resources, divert management’s attention from our business and harm our reputation. The costs of prosecuting or defending an intellectual property claim could be substantial and could adversely affect our business, even if we are ultimately successful in prosecuting or defending any such claims. If our products or technologies are found to infringe the rights of a third party, we could be required to pay significant damages or license fees or cease production, any of which could have a material adverse effect on our business.  If a claim is brought against us, or we ultimately prove unsuccessful on the claims on our merits, this could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

We may fail to attract and retain qualified personnel.

We expect to rapidly expand our operations and grow our sales, research and development and administrative operations. This expansion is expected to place a significant strain on our management and will require hiring a significant number of qualified personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. There is intense competition from other companies, research and academic institutions, government entities and other organizations for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our marketing and development activities, and this could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

If we do not effectively manage changes in our business, these changes could place a significant strain on our management and operations.

 Our ability to grow successfully requires an effective planning and management process. The expansion and growth of our business could place a significant strain on our management systems, infrastructure and other resources. To manage our growth successfully, we must continue to improve and expand our systems and infrastructure in a timely and efficient manner. Our controls, systems, procedures and resources may not be adequate to support a changing and growing company. If our management fails to respond effectively to changes and growth in our business, including acquisitions, this could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

We face risks arising from foreign currency exchange.

As MGT’s main operating currency is UK sterling and its financial statements are reported in US Dollars, MGT’s assets and liabilities and its results of operations are affected by movements in the $:£ exchange rate.  Should there be large or unexpected fluctuations in the $:£ exchange rate, this could have a material effect on the Company’s business, financial condition, results of operations and future prospects.  The Company currently does not engage in hedging activities to minimize the effect of adverse movements in the exchange rate.

We may not be able to quickly realize our investments at the value at which we have recorded them.

MGT holds a number of investments held at both at market value and at cost.  There is a risk that we may not be able to swiftly realize these investments at the fair value or cost at which they are recorded in the financial statements.  If we are unable to quickly realize these investments at prices we believe to be fair, this could have a material effect on the Company’s business, financial condition, results of operations and future prospects.

General market risks

We may not be able to access credit.

We face the risk that we may not be able to access credit, either from lenders or suppliers, or have facilities reduced or terminated.  Failure to access credit from any of these sources could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

Recent global economic trends could adversely affect our business, liquidity and financial results.

Recent global economic conditions, including disruption of financial markets, could adversely affect us, primarily through limiting our access to capital and disrupting our clients’ businesses.  In addition, continuation or worsening of general market conditions in economies important to our businesses may adversely affect our clients’ level of spending and ability to obtain financing, leading to us being unable to generate the levels of sales that we require.  Current and continued disruption of financial markets could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

We may not be able to maintain effective internal controls.

If we fail to maintain the adequacy of our internal accounting controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2	PROPERTIES

Our principal executive office is located at Kensington Centre, 66 Hammersmith Road, London W14 8UD, United Kingdom where we occupy 8,787 square feet under a lease that expires on August 25, 2016.  We have additional satellite offices in Japan (occupied by Medicsight), China (occupied by Medicexchange), and New York City (occupied by Medicexchange).

ITEM 3	LEGAL PROCEEDINGS

The Company is not engaged in any material legal proceedings at this time nor are we aware of any pending legal proceedings.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of the Company’s security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER’S PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is traded on the NYSE AMEX stock exchange (www.nyse.com) under the symbol “MGT”.  The following table sets forth the range of high and low sales prices per share of our common stock for each quarterly period during 2008 and 2007.

	High	Low

2008
Fourth Quarter	$1.60	$0.34
Third Quarter	2.10	1.12
Second Quarter	2.80	1.55
First Quarter	3.78	2.07

2007
Fourth Quarter	4.10	3.03
Third Quarter	5.10	3.65
Second Quarter	5.40	3.25
First Quarter	4.14	3.30

On March 27, 2009 the Company’s common stock closed on the NYSE Alternext US stock exchange at $0.50 per share.

As of March 27, 2009 there were 737 holders of record of the Company’s common stock.

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

Recent Sales of Unregistered Securities

None.

ITEM 6	SELECTED FINANCIAL DATA.

The following table should be read in conjunction with statements and notes thereto appearing elsewhere in this Form 10-K.

	2008(1)	2007(1)	2006 (1)	2005	2004

Revenues - continuing operations	$354	$89	$—	$—	$—
Gross margin - continuing operations	$238	$54	$—	$—	$—

Loss from continuing operations	(20,001)	(13,800)	(14,935)	(10,738)	(12,885)
Loss from discontinued operations	—	—	—	(1,478)	(2,145)

Net loss (1)	(20,001)	(13,800)	(14,935)	(12,216)	(15,030)

Loss per share from continuing operations	(0.60)	(0.35)	(0.39)	(0.31)	(0.42)

Dividends declared per common share	—	—	—	—	—

Total Assets	55,451	109,020	38,469	24,486	21,041

Long term obligations	—	—	—	6	223

Cash, cash equivalents and marketable securities	40,178	94,592	24,735	11,249	5,276
Current assets	41,212	95,319	25,306	11,867	6,515
Current liabilities	(4,340)	(4,420)	(3,378)	(2,746)	(2,353)
Working capital surplus (deficit)	$36,872	$90,899	$21,928	$9,121	$4,162

(1)           Includes equity-based compensation of $3,932 for Fiscal 2008, $1,541 for Fiscal 2007 and $440 for Fiscal 2006.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Summary

MGT Capital Investments Inc. achieved the following results in 2008:

•            Revenue from license and other sales increased 298% to $354 compared to $89 in 2007.

•            Gross margin increased 341% to $238 compared to $54 in 2007.

•            Operating expenses increased 35% to $29,731 compared to $21,977 in 2007.

•            Net loss increased 45% to $20,001 and resulted in a loss per share of $0.60 compared to a net loss of $13,800 and net loss per share of $0.35 in 2007.

While remaining small in value, revenue has increased by a significant percentage. Primarily through sales of Medicsight products we expect revenue and therefore margin to continue to grow.

Operating costs have increased primarily as a result of increased spend on commercial operations in Medicsight as we try to develop market opportunities in regions where we have regulatory approvals pending and try to drive increased sales where approvals are already granted. Costs have also been impacted by increased legal and professional fees in MGT Capital Investments, Inc. attributable to fees paid for a share buy-back program and tax advice.

Our balance sheet remains strong with cash, cash equivalents and marketable securities of $40,178 compared to $94,592 in 2007. The movement is mainly attributable to the purchase of our own and subsidiary company stock ($20,163), cash used in operating activities ($20,039), cash used in investing activities ($3,772) and the effects of exchange rates ($10,105).

As of the date of the filing of this report, we have concluded that our current method of valuing our goodwill is going to be impacted by the significant volatility in financial markets during the first quarter of 2009, which adversely affected the share price of our subsidiary Medicsight shareholding.  As a result of this decline in market value, we could be required to take a charge for impairment against goodwill in 2009.

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

Medicexchange

We recognize revenue when the following revenue recognition criteria are met:  persuasive evidence of an arrangement exists, services have been rendered, the selling price is fixed or determinable and collectability is reasonable assured.  Deferred revenue is recorded when payments are received in advance of performing our service obligations.

Goodwill

We account for goodwill in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under SFAS No. 142, goodwill and intangible assets with indefinite lives are reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. We compare the book value to the market value (market capitalization plus a control premium) for the reporting unit. If the market value exceeds the book value, goodwill is considered not impaired, and thus the second step of the impairment test is not necessary. If our book value exceeds the market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to the excess. Any loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed. We completed the annual goodwill impairment assessment as of December 31, 2008, in which no impairment was identified. Goodwill was $12,157 as of December 31, 2008.

As of the date of the filing of this report, we have concluded that our current method of valuing our goodwill is going to be impacted by the significant volatility in financial markets during the first quarter of 2009, which affected the share price of our subsidiary Medicsight shareholding.  As a result of this decline in market value, we could be required to take a charge for impairment against goodwill in 2009. While this situation does not affect our results for the period covered by this report, we have decided to perform an independent valuation of Medicsight goodwill during the first quarter of 2009 to determine if any impairment is required in the first quarter 2009 results.

Equity-based compensation

Effective January 1, 2006 we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method, we recognize compensation expense for all equity-based payments granted on or after January 1, 2006 and prior to but not yet vested as of January 1, 2006 in accordance with SFAS No. 123(R). Under the fair value recognition provisions of SFAS No. 123(R), we recognize equity-based compensation net of an estimated forfeiture rate and recognize compensation cost only for those shares expected to vest over the requisite service period of the award.

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

The Company concluded that capitalizing such expenditures on completion of a working model was inappropriate because the Company did not incur any material software production costs and therefore has decided to expense all research and development costs. The Company’s research and development costs are comprised of staff, consultancy and other costs expensed on the Medicsight products.

Fair value of financial instruments

On January 1, 2008 the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and financial liabilities.  Applying fair value measurements to our financial instruments requires management’s judgement, especially when using Level 2 and Level 3 inputs as defined in SFAS 157’s fair value hierarchy.

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

An impairment analysis was performed as of December 31, 2008 and the Company decided to impair its investment in Eurindia to the value of the expected liquidating dividend.  This resulted in an impairment loss of $183 for the year ending December 31, 2008.

The Company also impaired its holding in XShares LLC, resulting in an impairment loss of $2,400.

Results of Operations

Fiscal Year Ended December 31, 2008 vs. Fiscal Year Ended December 31, 2007

Revenue & Margin

The Company has generated revenues of $354 and gross margin of $238 for Fiscal 2008, compared to $89 and $54 for Fiscal 2007. Both Medicsight and Medicexchange have increased revenues in the period.

Medicsight has sold licences primarily in Europe where it has regulatory approvals.

Medicexchange increased the level of equipment sales in China with revenue of $131 compared to $35 in 2007. Revenue from advertising on its website has increased from $13 in 2007 to $32 in 2008.

Operating Expenses

The Company’s research and development expenses for Fiscal 2008 were $3,665 compared to $2,670 for Fiscal 2007. The Company’s research and development costs were comprised of staff, staff related consultancy, stock options and product development software costs expensed on the research and development of Medicsight’s products.

The Company’s selling, general and administrative expenses from continuing operations for Fiscal 2008 were $26,066 compared to $19,307 for Fiscal 2007, the significant items being:

People related costs increased by $2,223 (21%) as we continued to expand our operations. In Medicsight the commercial team has increased in size in Europe, Japan and seen the full year impact of the US team that started in the fourth quarter of 2007.  In addition, we have seen the effects of exchange rate depreciation on both the dollar and the Yen.

Bonus payments reduced from $2,190 to $1,286 in the year as the prior year included an IPO bonus not repeated in 2008.  In addition, executive and year end bonus payments were lower.

Stock option charges have increased significantly, by $2,391 (155%), in the year. This is as a result of new grants being issued in Medicsight and the full year impact of last year’s grants.  In addition there have been modifications made for some employees who left during the year.

Professional fees increased by $436 (23%) due to increased legal fees related to commercial agreements in addition to fees incurred as part of the share buy back program.

Our travel expense has increased by $531 (41%) as the business has continued to expand internationally and employees have travelled to overseas offices. In addition, further cooperation with overseas partners and involvement in overseas conferences has increased the level of spend.

Software development and related costs increased $883 (139%) as we signed agreements to develop the MedicRead products and perform research and development with University College London.

Marketing, conferences and public relations remained in line with last year as a result of continuing to supporting our Medicsight partners, and promoting our international presence.

Income Tax

Our effective tax rate for fiscal year 2008 is 0%.  The difference in the Company’s effective tax rate from the Federal statutory rate is primarily due to a 100% valuation allowance provided for all deferred tax assets.

Net loss and net loss per share

Net loss was $20,001 for Fiscal 2008 compared to a net loss of $13,800 for Fiscal 2007. Net loss per share for Fiscal 2008 was $0.60 (based on weighted average shares outstanding of 33,188,294), compared to $0.35 for Fiscal 2007 (based on weighted average shares outstanding of 38,900,383). The weighted average shares outstanding decreased as a result of the buyback of 6,349,793 shares that remain in treasury.

Operational currency

The Company’s main operating currency is UK sterling (£). Its results of operations are affected by changes in the $: £ rates used to translate the operational result. For Fiscal 2008, the average rate was $1.85: £1.00 and for Fiscal 2007 the rate was $2.01:£1.00, a decrease of 7.9%.

Fiscal Year Ended December 31, 2007 vs. Fiscal Year Ended December 31, 2006

Revenue & Margin

The Company generated revenues of $89 and gross margin of $54 for Fiscal 2007, compared to $nil and $nil for Fiscal 2006. Both Medicsight and Medicexchange increased revenues in the period.

Medicexchange increased the level of equipment sales in China with revenue of $35 compared to $nil in 2007. Revenue from advertising on its website also increased to $13 from $nil in 2007.

Operating Expenses

The Company’s research and development expenses for Fiscal 2007 were $2,670 as compared to $2,870 for Fiscal 2006.  The Company’s research and development costs were comprised of staff, staff related, consultancy, stock options, and product development software costs expensed on the research and development of Medicsights PLCs’s products.

People related costs increased by $3,357 (72%) as we continued to expand our operations. In Medicsight the operations and sales and marketing teams increased in size in order to develop product pipeline and initialize commercialization. In Medicexchange the UK remained stable with a small increase in headcount in China.

Bonus payments contributed significantly to the increase in people costs. Medicsight employees received a bonus on completion of the IPO. In addition all employees received a year end bonus.

Stock option charges increased significantly in the year by $931 (231%). This was as a result of several new grants being undertaken in the year across the three companies, and the repricing of some of the earlier Medicsight options.

Professional fees increased $848 (78%) due to fees incurred for Sarbanes Oxley compliance, consultancy and audit. In addition, there were been increased fees with regard to investor relations as a result of the Medicsight IPO.

Travel expense increased $730 (129%) as the business continued to expand internationally and employees travelled to overseas offices. In addition further cooperation with overseas partners and involvement in overseas conferences increased the level of spend.

Software and related decreased $309 (69%) as the initial website build costs were expensed in the previous year.

Marketing, conferences and public relations remained in line with the prior year as a result of continuing to supporting our Medicsight partners, promoting our international presence and building the Medicexchange business and brand.

Income Tax

Our effective tax rate for fiscal year 2007 was 0%.  The difference in the Company’s effective tax rate from the Federal statutory rate was primarily due to a 100% valuation allowance provided for all deferred tax assets.

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

Operating results by business segment

We consider MGT’s business segments to be those of its two operating subsidiaries, Medicsight and Medicexchange.

Medicsight

	2008	2007	2006

Revenue	$191	$41	$—
Operating expenses	20,790	14,970	9,517
Research and development (included in operating expenses)	3,665	2,670	2,870
Operating loss	(20,599)	(14,930)	(9,517)
Interest and other income	4,937	1,226	117
Depreciation	269	190	251
Stock based compensation	2,379	1,349	403
Cash	26,624	50,398	12,076
Net assets	25,302	48,825	350

Medicsight revenue improved in Fiscal 2008 due to increased interest in our ColonCAD™ product as it develops traction in the market.  Whilst we have regulatory approval in a number of territories, our revenues have been generated almost entirely in the EU.  We expect European revenues to continue to improve, but believe that the US and Japanese markets offer a higher revenue opportunities once regulatory approval is granted.  Support and maintenance revenue is currently low, but we intend to build this as a revenue stream.

Our ColonCAD™ product has a very high margin, though revenue from MedicRead and Insufflator products in the future will incur a more significant cost of sales.

Included in operating expenses are costs that we allocate to research and development.  This is made up of staff, staff related consultancy, stock options and product development software costs expensed on the research and development of Medicsight’s products.  These have increased in Fiscal 2008 compared to the previous two years due to expenditure on developing a software interface for one of our products and a joint research project with University College London.  We are currently reviewing our research and development expenditure to ensure that it retains a commercial focus.

The following table shows some of Medicsight’s larger expense categories in operating costs.

	2008	2007	2006

Salaries	$7,490	$4,746	$3,893
Bonus	954	1,506	23
Commercial and marketing	2,362	1,836	944
Travel and accommodation	1,374	1,080	234
Professional fees	921	986	586

Incremental headcount is the main reason for the increase in operating costs.  We have recruited staff in our commercial, marketing and business development departments in 2008.  Fiscal 2008 also includes a full year of salaries for the staff in the US and Japan that were employed towards the end of 2007.  In 2007 we paid an IPO bonus to certain Medicsight employees that was not repeated in 2008.  However, we are currently streamlining Medicsight’s operations and reducing staff numbers in order to reduce our operating costs and cashflow.  We therefore expect costs in 2009 to be lower due to reduced salary costs.  This headcount reduction is being implemented across multiple departments and all locations.

Commercial and marketing costs increased from attending more international conferences and developing relationships with our commercial partners.  Travel and accommodation increased with headcount growth.  We expect these costs to be marginally lower in 2009.

Our professional fees increased in 2007 and 2008 due to the ongoing costs of being a company listed on the AIM Market of the London Stock Exchange, as well as for legal advice in drawing up contracts with business partners.

Interest and other income was generated by returns on the investment of the proceeds from the IPO in June 2007.  The income in 2008 also included a $3,881 foreign exchange gain made on cash that was transferred from US dollars to pounds sterling.  We believe that falling interest rates combined with lower cash balances, will mean a lower level of interest and other income in Fiscal 2009.

Stock based compensation has increased due to implementation of a new plan in June 2008, and the effect of a full year’s charge from plans that commenced in the prior year.  We also recognized expense as we modified the plans of some members of staff who left the plan.

Cash and net assets were lower at December 31, 2008 compared to December 31, 2009 because of Medicsight’s net loss and also as sterling fell in value against the US dollar.  The rise in the prior year reflected the net proceeds of the IPO and private placement.

Medicexchange

	2008	2007	2006

Revenue from external customers	$163	$48	$—
Cost of revenue	116	34	—
Gross margin	47	14	—
Operating expenses	3,643	3,947	5,657
Operating loss	(3,522)	(3,933)	(5,657)
Stock based compensation	195	104	37
Net (liabilities) / assets	(1,412)	1,546	4,592

Medicexchange’s revenue was derived from both online and offline sales.  The online sales are high margin and are generated by Medicexchange’s two websites.  The offline sales were produced by our Chinese subsidiary and had considerably lower margins.   In 2008 $32 of revenue was from online sales and $131 from offline.  In 2007 the split was $13 and $35 respectively.

During the year we decided to refocus on online sales only.  Revenue in Fiscal 2009 is likely to be lower but at a higher margin.

In April 2008 we acquired the business of a Chinese medical imaging web portal, Maydeal.com for $440, of which half the acquisition cost has been deferred.  This has started to produce revenue and contributed $13 to Medicexchange’s online revenue.

The following table shows some of Medicexchange’s larger expense categories.

	2008	2007	2006

Salaries	$1,547	$1,713	$1,874
Bonus	72	93	46
Commercial and marketing	264	539	1,440
Travel and accommodation	218	167	328
Professional fees	196	29	195

In September 2008 we made the decision to scale back our London cost base and increased our emphasis on our New York office as this is closer to our target market.

These changes have allowed us to reduce the overheads in the business.  Staff costs have fallen after a number of London and Beijing based staff left the business.  As at December 31, 2008 all Medicexchange’s Beijing employees had started to work for Medicsight and are no longer a cost to Medicexchange.  Our China business is now focussed solely on the Shanghai based Maydeal website. We expect salary costs to be lower in Fiscal 2009 as the business will have a full year with a lower level of staff.

We also use less office space and the lower number of staff has lead to a lower level of ancillary costs.  We have also reduced our discretionary spending, demonstrated by the continued reduction in commercial and marketing costs.  Our travel costs have picked up in 2008 due to travel to our China office and our focus on New York.  We expect travel costs to reduce in 2009.

Professional fees increased in 2008 because of fees incurred in acquiring Maydeal.  These Chinese fees are not expected to be ongoing.

The stock based compensation charge increased year on year due to modifications made to the plans of a number of employees who left Medicexchange during the year.  Net assets have reduced as a result of net losses during the year.

Liquidity and Capital Resources

Working Capital information

	2008	2007	2006
Working capital summary
Cash, cash equivalents and marketable securities	$40,178	94,592	$24,735
Current assets	41,212	95,319	25,306
Current liabilities	(4,340)	(4,420)	(3,378)
Working capital surplus	$36,872	90,899	$21,928
Ratio of current assets to current liabilities	9.5	21.6	7.5

	2008	2007	2006
Cash flow summary
Cash (used for) provided by
Operating activities	$(20,039)	(14,426)	$(13,990)
Investing activities	(3,772)	842	(1,255)
Financing activities	(20,163)	85,611	27,586
Effects of exchange rates on cash and cash equivalents	(10,105)	589	167
Net cashflow	$(54,079)	72,616	$12,508

Our cash, cash equivalents and marketable securities have reduced during 2008 predominantly because of the cash used in operating activities, the $2,040 increase in our investment in XShares LLC and the buyback of $18,912 of our own and $1,251 of Medicsight’s stock.  Our net cash used in operating activities differs from net profit because of various non-cash adjustments such as the transfer to minority interest, stock-based compensation and loss made on investments.  The amount of cash used in operating activities was greater than in previous years due to the Company’s higher net loss.

In 2007 the largest movement in cash was due to Medicsight’s fundraising, when $24,569 was raised in a private placement and $61,049 in an IPO.  The main other movement was due to the operating losses the Company incurred.

As a result of the cash outflows in 2008 our ratio of current assets to current liabilities has reduced to 9.5.  This is, however, still a comfortable ratio and is a result of the $10,218 and $26,624 of cash held in the Company and Medicsight respectively.  The increase in the ratio from 2006 to 2007 was due to the increased cash holdings after the private placement and Medicsight IPO.

Valuation of investments held at fair value

We adopted SFAS 157 on January 1, 2008.  This did not have a material effect on our financial position or operating results.  SFAS 157 clarifies the definition of fair value, provides a framework for measuring fair value and expands the required disclosures to better help users of the financial statements.

The adoption of SFAS 157 also requires the Company to attribute our investments using the fair value hierarchy defined in the statement. The hierarchy consists of the following three levels with associated definitions:

Level 1 inputs are unadjusted, quoted prices in active markets for identical assets or liabilities.

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for identical assets or liabilities in markets that are not active, that is, markets in which there are few transactions.

Level 3 inputs are unobservable inputs that are supported by little or no market activity.  These inputs require significant management judgement and reflect our estimate of assumptions that market participants would use in pricing the asset.

We hold investments in HipCricket Inc and various marketable securities at fair value.

We have valued HipCricket Inc using its closing price on the AIM market of the London Stock Exchange as of December 31, 2008. Due to the low number of market transactions for HipCricket Inc each transaction can potentially and has historically had a significant effect on the share price. It is for this reason we deem these to be a Level 2 input in the fair value hierarchy. However, we still believe that this is the best price at which to determine the current value.

HipCricket Inc is a very thinly traded stock and since December 31, 2008 the share price has fallen from $2.50 to $0.50 per share.  We believe that the small number of shares traded has affected the price and does not reflect the long term potential of the investment.

Our investments in other marketable securities relate to holdings in corporate bonds issued by highly rated companies.  We have valued these investments at market prices as of December 31, 2008 and consider these to be Level 1 inputs as these are active markets.

Impairment review of investments held at cost

We account for our investments in Eurindia Limited and XShares LLC at cost subject to impairment.

We carried out an impairment review of our holdings in Eurindia Limited as of December 31, 2008.  Eurindia Limited’s management has informed us that they intend to pay a liquidating dividend of between 30 cents and 50 cents per share.  We have assumed to the dividend to be the lower of these two values and have impaired our holding to the value of 30 cents a share.  We consider the input to this approximation of fair value to be a Level 3 input under the SFAS 157 fair value hierarchy, which is a significant unobservable input.

We also reviewed the carrying value of our investment in XShares LLC as of December 31, 2008.  XShares LLC is currently in the process of raising funds to drive the business forward.  As this process has not yet been completed we have impaired this investment to $600.

We estimated this impairment based on management’s review and discussion of the strategy and business plan of X Shares LLC and review of draft Fiscal 2008 financial accounts prepared by an independent accountant. These inputs are subject to management’s judgement and we have therefore deemed them to be Level 3 inputs in the fair value hierarchy. The Value of our investment has reduced as previously invested cash has been used to fund business operations and as yet the business is not generating sufficient cash. However, we have reviewed X shares business plan and we have adjusted our investment to a level we believe reflects the future market valuation and with no active market we believe this is the best method at which to determine the value of our investment.

Investment in Medicsight

MGT Capital Investments, Inc.’s consolidated financial statements include the results and financial condition of its subsidiary, Medicsight.  MGT Capital Investments, Inc.’s holding in Medicsight is 86,000,000 shares out of Medicsight’s issued share capital of 155,524,504 shares.  As of December 31, 2008 Medicsight’s share price closed at £0.235 ($0.34), valuing the holding at £20,210 ($29,262).

As of March 27, 2009 Medicsight’s share price was £0.069 ($0.099) valuing the Company’s investment at £5,934 ($8,483), assuming a $:£ exchange rate of 0.699.

Additional capital funding requirements

On June 21, 2007 Medicsight plc completed its initial public offering on the AIM Market of the London Stock Exchange.  Approximately 29,000,000 new shares were issued to institutional and other investors at a price of £1.10 ($2.20) per share raising £32,000 ($64,115) gross new money.  We incurred fees of approximately £1,550 ($3,096), including approximately £147 ($298) with Asia IT Capital Investments Ltd (a related party).  £5,500 ($11,100) of the net proceeds was used to repay debt (between Medicsight plc and the Company).  The remaining £24,900 ($49,800) cash inflow from the IPO was to be used for working capital and business development.

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

To date we have primarily financed our operations through private placements of equity securities.  In the future we expect to fund our operations by growing revenues and generating profits and a positive operational cashflow.

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

Capital commitments

On August 25, 2006 we executed a 10 year agreement with Pirbright Holdings Limited, to lease 8,787 square feet of office space at the Kensington Centre, 66 Hammersmith Road, London W14 8UD, UK.

Under this lease agreement our UK property rent, services and related costs will be approximately £330 ($478) per annum, paid quarterly in advance.  We have the right to terminate this agreement on the expiration of the fifth year of the lease.  Our annual rent is subject to upward only review on August 24, 2011.  We have two 10-month rent-free periods: the first commencing August 25, 2006; the second commencing August 25, 2011.

We have satellite offices in Tokyo (Japan) and Beijing (China) — which are on three and two year rental agreements respectively.

In July 2008 we entered into an agreement with a partner to develop interfaces for our software.  We have committed to pay Euros 1,445 ($2,087) over an expected thirty-six month period.  As at December 31, 3008 we have paid Euros 639 ($939).  These payments will be recovered against future royalty payments, should the products be successfully commercialized.

The following table analyses our contractual obligations.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years
Operating lease obligations	$1,580	$692	$882	$6
Purchase obligations	$1,148	$1,148	$—	$—

Total	$2,728	$1,840	$882	$6

Recent accounting pronouncements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51, which will become effective for the Company January 1, 2009, with retroactive adoption of the Statement’s presentation and disclosure requirements for existing minority interests. This standard will require ownership interests in subsidiaries held by parties other than the parent to be presented within the equity section of the consolidated balance sheet but separate from the parent’s equity. It will also require the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated income statement. Certain changes in a parent’s ownership interest are to be accounted for as equity transactions and when a subsidiary is deconsolidated, any noncontrolling equity investment in the former subsidiary is to be initially measured at fair value. We do not expect the adoption of SFAS 160 to have a material impact on our financial position or results of operations.

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

On January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements.  SFAS No. 157 became effective for the Company in the first quarter of 2008 for financial assets and liabilities. The Company is currently evaluating the impact on the Company’s financial position and operating results of the application of SFAS 157 for non-financial assets and liabilities.

On October 10, 2008 the FASB issued FASB Staff Position No. FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”.  FAS 157-3 clarifies the application of FASB Statement No. 157, Fair Value Measurements , in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  This FSP was effective upon issuance, including prior periods for which financial statements had not been issued.  The Company does not expect the adoption of FASB 157-3 to have a material effect on its condensed financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Marketable Security Prices Risk - Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We place our investments in a mixture of (a) cash deposits on either overnight or 30 day rates and (b) highly liquid blue chip market securities. A decline in interest rates or a decline in equity and fixed income markets would have an adverse impact on interest income.  We do not have any debt and we do not use derivative financial instruments.

Based upon the balance of our cash, cash equivalents and marketable securities at December 31, 2008, for each one percentage point reduction in interest rates, the Company would suffer a reduction of approximately $383 in interest income.  A severe decline in equity and fixed income markets would be likely to reduce the capital value of the securities held.

Foreign Currency Risk - We are exposed to foreign currency exchange rate fluctuations relating to the operation of our international subsidiaries.  Our main operating currency is UK sterling (£).  We also have subsidiary operations in Japan and China which operate in their local currencies.  At the end of each reporting period, expenses of the subsidiaries are converted into US dollars using the average currency rate in effect for the period and assets and liabilities are converted into US dollars using either historical rates or the exchange rate in effect at the end of the period.  Additionally, we are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors and suppliers using foreign currencies.  We currently do not hedge against this foreign currency risk.  Fluctuations in exchange rates may impact our financial condition and results of operations.

Our operating costs in Fiscal 2008 were predominantly in UK sterling; we do not foresee any change in Fiscal 2009.  A ten percent increase or decline in the US dollar exchange rate against UK sterling would have created an decline or increase in our Fiscal 2008 operating costs of approximately $2,645.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (Principal Financial Officer), assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by The Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer (Principal Financial Officer)) has concluded that, as of December 31, 2008, our internal control over financial reporting was effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting have occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9A (T).	Controls and Procedures

During the year ended December 31, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

The Company’s Chief Executive Office, and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective such that information relating to the Company (including its combined subsidiaries) required to be disclosed in the Company’s SEC reports (1) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (2) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require our 2008 Annual Report on Form 10-K to contain management’s report regarding the effectiveness of internal control over financial reporting. As a basis for our report, we tested and evaluated the design, documentation, and operating effectiveness of internal control.

Management is responsible for establishing and maintaining effective internal control over financial reporting of MGT Capital Investments, Inc. and its subsidiaries. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management has evaluated the Company’s internal control over financial reporting as of December 31, 2008. This assessment was based on criteria for effective internal control over financial reporting described in the standards promulgated by the PCAOB and in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that MGT Capital Investments, Inc. maintained effective internal control over financial reporting as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION.
None

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the current officers and directors of MGT.

Name	Age	Position

Tim Paterson-Brown	48	Chief Executive Officer and Director
Allan Rowley	40	Chief Financial Officer and Director
Neal Wyman	56	Independent Director, Audit Committee Member and Remuneration and Nominations Committee Chairman
Dr L. Peter Fielding	69	Independent Director and Audit Committee Member
Peter Venton	66	Independent Director, Audit Committee Chairman and Remuneration and Nominations Committee Member
Sir Christopher Paine	74	Independent Director
Dr Allan Miller	73	Independent Director

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

Tim Paterson-Brown joined the Company in December 2003 as a director, was appointed Chief Executive Officer in September 2004 and Chairman in June 2007.  Tim is also a director of Medicsight and chairman of Medicexchange.  He qualified as a Chartered Surveyor with Strutt and Parker in 1984 following degrees at London University and Magdalene College, Cambridge. In 1987 Tim joined Leisure Investments PLC.  Between 1990 and 2003 Tim worked in a variety of capacities to assist and invest in a number of leisure and technology businesses, including Accsys Technologies plc, a UK-listed company, of which Tim is a non-executive Director.

Allan Rowley joined the Company in April 2006 as Finance Director of both Medicsight and Medicexchange and was appointed the Company’s Chief Financial Officer in August 2006. As of March 19, 2009 he resigned as Finance Director of Medicsight plc and was appointed Chief Executive Officer of Medicsight plc.  Prior to joining, Allan served in a corporate development role at ComMedica Limited, a UK-based medical software company specializing in Picture Archiving & Communication System (“PACS”) software. In this role he worked on financing and acquisition opportunities and on commercial proposals with the sales and finance group. Before joining ComMedica, Allan was revenue controller and a director of European Finance at Bea Systems, a NASDAQ-listed US-based software company.  Allan has several years of experience in public accounting in the United Kingdom and United States with Arthur Andersen and Ernst & Young, respectively. He is a member of the Institute of Chartered Accountants in England and Wales and holds a Master of Philosophy and a Bachelor of Science degree from Aberystwyth University College of Wales.

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

Dr L. Peter Fielding , M.D. is an experienced physician who provides consulting services to healthcare and academic organizations, in addition to his departmental and institutional responsibilities at WellSpan Surgical Associates. His clients in the past five years have included, in the U.S.A. National Cancer Institute; American Joint Committee on Cancer; Taiko Post University — Connecticut; Purely Cotton Inc. — Seattle; Musculoskeletal Systems Inc. - Pittsburgh; University of Connecticut Medical School, and, in the U.K.: Imperial College for Science, Technology and Medicine and the Association of Surgeons in the United Kingdom and Ireland.  Dr Fielding specializes in healthcare strategic planning, organizational structure and operational issues. He has participated in the organization and development of the Pain Relief Center; Hyperbaric Medicine and Advanced Wound Care Center; Clinical Weight Reduction Center; York Hospital Human Motion Institute and the Molecular Biology Research Laboratory. Peter was appointed an independent director of the Company and a member of the Audit Committee in July 2005.

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

Dr Allan Miller qualified in medicine at St Bartholomew’s Hospital Medical School, London in 1961. In 1965 Allan was admitted to the Royal College of Physicians. After spending eight years in general practice he joined Hoffman La Roche where he held the positions of Head of Clinical Cardiovascular Research Worldwide, Head of Dermatological Research Worldwide and Head of Clinical Research UK.   Allan spent 14 years as Medical Director for Napp Pharmaceuticals Ltd and four years as European Medical Research Director of the Purdue Pharma, Mundipharma, Napp group based in Cambridge, England.   Allan is a Member of the British Medical Association and a Fellow of the Royal Society of Medicine. Allan was appointed an independent director of the Company in December 2002.

Corporate Code of Ethics

On December 28, 2007 the Board of Directors adopted a new Code of Business Conduct and Ethics which applies to all directors and employees including the Company’s principal executive officer, principal financial officer and principal accounting officer or persons performing similar functions.

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

Copies of the Code of Business Conduct and Ethics, the Anti-Fraud Policy, the Whistleblowing Policy, the MGT Share Dealing Code and the Medicsight Share Dealing Code can be obtained, without charge by writing to the Corporate Secretary at MGT Capital Investments, Inc., Kensington Centre, 66 Hammersmith Road, London W14 8UD, United Kingdom.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, its executive officers, and any persons holding more than five percent of the Company’s common stock are required to report their initial ownership of the Company’s common stock and any subsequent changes in that ownership to the Securities and Exchange Commission (the “Commission”).  Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates.  The Company can report that there were no delinquent filings to report in Fiscal 2009.

Audit Committee and Audit Committee Financial Expert

On November 25, 2004 the Company’s Board of Directors established an Audit Committee to carry out its audit functions.  At December 31, 2008 the membership of the Audit Committee was Peter Venton as Chairman and Neal Wyman and Dr L Peter Fielding as members.

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

Named Executive Officers

We have the following named executive officers:

•                                    Tim Paterson-Brown - Chairman and Chief Executive Officer, MGT Capital Investments, Inc; Non-executive Director, Medicsight plc; and Chairman, Medicexchange Limited.

•                                    Allan Rowley - Chief Financial Officer, MGT Capital Investments, Inc.; Chief Executive Officer, Medicsight plc; and Chief Financial Officer, Medicexchange plc.

•                                    David Sumner - Executive Chairman, Medicsight plc

•                                    Alex Van Klaveren — Chief Executive Officer, Medicexchange Limited.

Salary

Each named executive officer’s employment agreement determines his salary which varies with the scope of his responsibilities.  These agreements provide for an annual base salary of $347 (£240) for Tim Paterson-Brown; $232 (£160) for Allan Rowley; $290 (£200) for David Sumner and $71 for Alex Van Klaveren.  We believe that the annual salary must be competitive with the market with respect to the skills and experience that are necessary to meet the requirements of the named executive officers’ position with us.

Bonus

The employment agreement in effect for each named executive officer provides for the possibility of a cash performance bonus as determined by our Board of Directors based upon the attainment of performance goals conveyed to the officer. The Board of Directors has the discretion to increase the cash performance bonus for any year.

Stock options and option exercises of stock vested

Options to the named executive officers may be granted from the Company and or its subsidiaries. We have stock option plans in MGT Capital Investments, Inc. and in its subsidiary companies Medicsight (whose shares are listed on the AIM market of the London Stock Exchange under the ticker symbol MDST.L) and Medicexchange (whose shares are not listed on any stock exchange at this time).

We award options to align the interests of our executives with the interest of our shareholders by having the realizable value depend on an increase in our stock price. We believe this will motivate our officers to return value to our shareholders through future appreciation of our stock price. The options provide a long term incentive because they vest over a period of time (typically three years) and remain outstanding for ten years, encouraging executives to focus energies on long term corporate performance. The vesting periods are designed to encourage retention of our officers.

In Fiscal 2008 none of the named executive officers exercised any of their stock options that had vested.

Pension and retirement benefits

Our named executive officers do not participate in any deferred benefit retirement plans such as a pension plan.

Non-qualified deferred compensation

We do not have any deferred compensation programs for our named executive officers.

Other benefits

We provide private health care insurance to some of our named executives.

Performance awards

Our named executive officers are entitled to cash bonuses, as determined by our Remuneration and Nominations Committees and Board of Directors, based upon the attainment of commercial goals conveyed to that executive.

Our Compensation process

We have a Remuneration and Nominations Committee that is comprised of Neal Wyman and Peter Venton (two of the Company’s independent directors) that determines the compensation of the MGT Capital Investments, Inc.’s executive officers. The Board of Directors generally follows these recommendations.  Medicsight plc has its own Remuneration and Nominations Committee and Board of Directors that determines the executive compensation for David Sumner (Executive Chairman) and Allan Rowley (Chief Executive Officer).  The Medicexchange Chairman determines the executive compensation for the Chief Executive Officer of Medicexchange (Alex Van Klaveren).

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

Stock ownership guidelines

We have not implemented any stock ownership requirements for our named executive officers. We have issued stock options to our named executive officers which we believe allows management to own equity in the Company and accordingly align their interest with those of other shareholders.

Summary Compensation Table

The following table summarizes Fiscal Years 2008, 2007 and 2006 compensation for services in all capacities of the Company’s named executive officers and other individuals:

Name Principal Position	Year	Salary	Bonus	Option Awards (4)	All Other Compensation	Total Compensation

Tim Paterson-Brown	2008	$443	$277	$850	$—	$1,570
Chairman and CEO (1)	2007	$300	$500	$207	$—	$1,007
	2006	$222	$11	$7	$—	$240

Allan Rowley	2008	$295	$231	$483	$—	$1,009
CFO (2)	2007	$230	$380	$168	$—	$778
	2006	$77	$6	$38	$—	$121

David Sumner	2008	$370	$185	$274	$—	$829
Executive Chairman, Medicsight plc	2007	$280	$430	$140	$18	$868
	2006	$178	$27	$11	$—	$216

Adam Boyse	2008	$185	$—	$85	$—	$270
CEO, Medicexchange Limited (3)	2007	$240	$12	$87	$—	$339
	2006	$211	$11	$48	$—	$270

Alex Van Klaveren	2008	$32	$—	$54	$80	$166
CEO, Medicexchange Limited	2007	$—	$—	$—	$80	$80
	2006	$—	$—	$—	$—	$—

Dr Ravi Bickram Shrestha	2008	$203	$35	$100	$—	$338
VP, Strategy and Business Development, Medicsight plc	2007	$200	$80	$99	$—	$379
	2006	$117	$18	$54	$—	$189

Kenichi Nakagawa	2008	$210	$35	$37	$12	$294
Managing Director, Medicsight Japan	2007	$145	$31	$35	$11	$222
	2006	$107	$—	$—	$—	$107

(1)	Tim Paterson-Brown was appointed Chief Executive Officer on September 21, 2004 and Chairman on June 21, 2007.
(2)	Allan Rowley was appointed Chief Financial Officer on August 4, 2006.
(3)	Adam Boyse resigned as Chief Executive Officer of Medicexchange on August 4, 2008 and Alex Van Klaveren was appointed to the post on September 15, 2008.
(4)	This column discloses the dollar amount recognized for financial reporting purposes in accordance with FAS 123(R).

Outstanding Equity Awards at December 31, 2008

Name		Number of securities underlying unexercised Options Exercisable	Number of securities underlying unexercised Unearned Options	Option Exercise Price	Option Expiry Dates

Tim Paterson-Brown

Medicexchange Limited	Plan A	100,000	50,000	£0.40 ($0.58)	June 30, 2016
Medicsight plc	Plan E	333,333	666,667	£0.50 ($0.72)	December 31, 2016
	Plan F	83,333	166,667	£0.75 ($1.09)	March 31, 2017
	Plan G	166,666	333,334	£1.10 ($1.59)	November 30, 2017
MGT Capital Investments, Inc.	2007 Plan	333,333	666,667	$3.69	December 5, 2017

Allan Rowley

Medicexchange Limited	Plan A	100,000	50,000	£0.40 ($0.58)	June 30, 2016
Medicsight plc	Plan D	166,666	83,334	£0.83 ($1.20)	June 30, 2016
	Plan E	166,666	333,334	£0.50 ($0.72)	December 31, 2016
	Plan G	83,333	166,667	£1.10 ($1.59)	November 30, 2017
MGT Capital Investments, Inc.	2007 Plan	166,663	333,334	$3.69	December 5, 2017

David Sumner

Medicexchange Limited	Plan A	100,000	50,000	£0.40 ($0.58)	June 30, 2016
Medicsight plc	Plan A	50,000	—	£0.75 ($1.09)	September 30, 2012
	Plan B	50,000	—	£0.75 ($1.09)	June 30, 2014
	Plan E	300,000	600,000	£0.50 ($0.72)	December 31, 2016
	Plan G	166,666	333,334	£1.10 ($1.59)	November 30, 2017

Adam Boyse

Medicexchange Limited	Plan A	100,000	—	£0.40 ($0.58)	June 30, 2016
Medicsight plc	Plan C	100,000	—	£0.75 ($1.09)	June 30, 2015
	Plan D	100,000	50,000	£0.83 ($1.20)	June 30, 2016

Alex Van Klaveren

MGT Capital Investments, Inc.	2007 Plan	33,333	66,667	$3.69	December 5, 2017

Dr Ravi Bickram Shrestha

Medicexchange Limited	Plan A	66,666	33,334	£0.40 ($0.58)	June 30, 2016
Medicsight plc	Plan D	166,666	83,334	£0.83 ($1.20)	June 30, 2016
Medicsight plc	Plan E	50,000	100,000	£0.50 ($0.72)	December 31, 2016
Medicsight plc	Plan I	—	50,000	£0.24 ($0.35)	December 16, 2018

Kenichi Nakagawa

Medicsight plc	Plan E	100,000	200,000	£0.50 ($0.72)	December 31, 2016
Medicsight plc	Plan I	—	300,000	£0.24 ($0.35)	December 16, 2018

Grants of Plan-Based Awards

Name	Option Grant Dates (1)	Number of options	Option Exercise Price	Grant Date Fair Value (2)

Tim Paterson-Brown

Medicexchange Limited	July 20, 2006	150,000	£0.40 ($0.58)	$60
Medicsight plc	February 22, 2007	1,000,000	£0.50 ($0.72)	$520
	May 16, 2007	250,000	£0.75 ($1.09)	$165
	December 18, 2007	500,000	£1.10 ($1.59)	$430
MGT Capital Investments, Inc.	December 5, 2007	1,000,000	$3.69	$1,600

Allan Rowley

Medicexchange Limited	July 20, 2006	150,000	£0.40 ($0.58)	$60
Medicsight plc	July 13, 2006	250,000	£0.83 ($1.20)	$275
	February 22, 2007	500,000	£0.50 ($0.72)	$260
	December 18, 2007	250,000	£1.10 ($1.59)	$215
MGT Capital Investments, Inc.	December 5, 2007	500,000	$3.69	$800

David Sumner

Medicexchange Limited	July 20, 2006	150,000	£0.40 ($0.58)	$60
Medicsight plc	March 20, 2003 (*)	50,000	£0.75 ($1.09)	$38
	September 9, 2004 (*)	50,000	£0.75 ($1.09)	$38
	February 22, 2007	900,000	£0.50 ($0.72)	$468
	December 18, 2007	500,000	£1.10 ($1.59)	$430

Adam Boyse

Medicexchange Limited	July 20, 2006	150,000	£0.40 ($0.58)	$60
Medicsight plc	June 30, 2005 (*)	100,000	£0.75 ($1.09)	$94
	July 13, 2006	150,000	£0.83 ($1.20)	$165

Alex Van Klaveren

MGT Capital Investments, Inc.	December 5, 2007	100,000	$3.69	$160

Dr Ravi Bickram Shrestha

Medicsight plc	July 13, 2006	250,000	£0.83 ($1.20)	$275
Medicsight plc	February 22, 2007	150,000	£0.50 ($0.72)	$78
Medicsight plc	December 16, 2008	50,000	£0.24 ($0.35)	$10
Medicexchange Limited	July 20, 2006	150,000	£0.40 ($0.58)	$60

Kenichi Nakagawa

Medicsight plc	February 22, 2007	300,000	£0.50 ($0.72)	$330
Medicsight plc	December 16, 2008	100,000	£0.24 ($0.35)	$52

(1)	One-third of options vest on each of the first, second and third anniversaries of the grant date, except for the items marked (*) which were fully vested at December 31, 2008.

(2)	Grant date fair value was computed in accordance with FAS 123(R). We estimated the fair value for the stock options using the Black-Scholes option pricing model.

Discussion of Summary Compensation and Grant of Plan Based Award Tables.

Employment agreements

Pursuant to their employment agreements, Tim Paterson-Brown and Allan Rowley received an annual salary of $347 (£240) and $232 (£160) respectively, plus a bonus each year as determined by our Board of Directors based on attainment of performance goals conveyed to the employee.  Tim-Paterson Brown is on 12 months notice to the Company and 36 months notice from the Company.  Allan Rowley is on 6 months notice to the Company and 24 months from the Company.

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

Medicsight PLC has its own Remuneration and Nominations Committee that determines the executive compensation for its Executive Chairman (David Sumner) and Chief Executive Officer (Allan Rowley).  The Medicexchange Chairman determines the executive compensation for the Chief Executive Officer of Medicexchange PLC (Alex Van Klaveren).

Report

The Board of Directors has reviewed and discussed the Company’s Compensation Discussion and Analysis with management.  Based on the review and discussions, those Directors have approved the inclusion of the Compensation Discussion and Analysis in our annual report on Form 10-K.

Directors

Tim Paterson-Brown

Allan Rowley

Neal Wyman

Dr L. Peter Fielding

Peter Venton

Sir Christopher Paine

Dr Allan Miller

Director Compensation

Name	Fees Earned or Paid in Cash (1)	Option Awards	All Other Compensation	Total

Neal Wyman	$40	$—	$—	$40
Dr L. Peter Fielding	$30	$—	$—	$30
Peter Venton (2)	$93	$—	$—	$93
Sir Christopher Paine	$20	$—	$—	$20
Dr Allan Miller	$20	$—	$—	$20

All the Directors will be reimbursed for their out-of-pocket expenses incurred in connection with the performance of Board duties.

(1)

As employees of the Company, Tim Paterson-Brown, the Chairman and Chief Executive Officer, and Allan Rowley, the Company’s Chief Financial Officer, received no directors’ fees from the Company during 2008 and are therefore not included in the table.

(2)	Includes fees for services to the Company and to Medicsight plc.

Independent Director Compensation

From January 1, 2008 the Company increased fees for its independent directors.  Each independent director receives annual compensation of $20.  Members of the audit committee and/or remuneration committee receive and extra $10 for each committee they serve on.  For the fiscal year 2009, the Company does not propose any change in fees for its independent directors.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of March 17, 2009:

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

Percentage beneficially owned is based upon 32,500,893 shares of common stock issued and outstanding as of March 27, 2009.

Name and address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Equity Beneficially Owned

5% Beneficial Owners
Columbia Partners LLC Investment Management	1,655,645	5.1%

Directors and Officers
Tim Paterson-Brown	2,000,000	6.2%
Allan Rowley	—	—
Neal Wyman	—	—
L. Peter Fielding	—	—
Peter Venton	16,666	*
Sir Christopher Paine	2,200	*
Dr Allan Miller	—	—
Total Officers and Directors as a Group (7 persons)	2,018,866	6.2%

* Less than 1%.

Addresses for these directors and officers are care of the Company at Kensington Centre, 66 Hammersmith Road, London W14 8UD, United Kingdom.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

During the year ended December 31, 2008, the Company placed monies on deposit with Asia IT. These monies earn interest at a range of annual rates between 5% to 10%. The funds are on call at any time. At December 31, 2008 the balance of monies on deposit with Asia IT was $1,234 which included $337 of interest income earned in the year ended December 31, 2008.

During the year ended December 31, 2007 the Company placed monies on deposit with Asia IT. These monies earn interest at a range of annual rates between 5% to 10%. The funds are on call at any time. At December 31, 2007 the balance of monies on deposit with Asia IT was $3,917 which included $262 of interest income earned in the year ended December 31, 2007.

During the year ended December 31, 2006 the Company placed monies on deposit with Asia IT. These monies earn interest at an annual rate of 5%. The funds are on call at any time. At December 31, 2006 the balance of monies on deposit with Asia IT was $5,993 which included $116 of interest income earned in the year ended December 31, 2006.

During the year ended December 31, 2007 the Company acquired shares to the value of $2,000 and $960 in HipCricket, Inc., and XShares Group LLC respectively. Both of these investments were introduced to the Company by Asia IT.  A brother of Tim Paterson-Brown is an non-executive director of HipCricket Inc.  In the year ended December 31,2008 the Company acquired further shares in XShares to the value $2,040 bringing the total investment to $3,000.

Tim Paterson-Brown is also a non-executive director of Accsys Technologies plc, which has a subsidiary company Titan Wood Limited. Titan Wood Limited rents space in 66 Hammersmith Road.  In the year ended December 31, 2008, $180 of office related costs were recharged to Titan Wood Limited. At December 31, 2008 there was a balance receivable from Titan Wood Limited of $49, of which none remains unpaid. This is payable within 30 days under the terms of the invoice.

In the year ended December 31, 2007, $222 of office related costs were recharged to Titan Wood Limited. At December 31, 2007 there was a balance receivable from Titan Wood Limited of $16.

Purchase of Shares

In the year ended December 31, 2008 Tim Paterson-Brown (our Chief Executive Officer) Allan Rowley (our Chief Financial Officer) and David Sumner (Medicsight’s Executive Chairman) purchased, on the open market, 110,000, 118,500 and 82,000 ordinary shares respectively in Medicsight plc.

In the year ended December 31, 2006 Allan Rowley purchased 15,000 ordinary shares in Medicexchange plc for £15 ($30) which was received in full.

Director independence

Each of the Company’s independent directors: Neal Wyman, Dr. L. Peter Fielding, Peter Venton, Sir Christopher Paine and Dr. Allan Miller is considered independent under Section 803A of the NYSE AMEX stock exchange rules to which the Company must comply.

PART IV

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.	Fees billed by our principal accountant amounted to $226 in Fiscal 2008 and $212 in Fiscal 2007.

Audit Related Fees.	Fees billed by our principal accountant amounted to $58 in Fiscal 2008 and $0 in Fiscal 2007.

Tax Fees.	Fees billed by our principal accountant amounted to $60 in Fiscal 2008 and $135 in Fiscal 2007.

All Other Fees.	Fees billed by our principal accountant amounted to $0 in Fiscal 2008 and $0 in Fiscal 2007.

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

MGT CAPITAL INVESTMENTS, INC
April 2, 2009
	By:	/s/ TIM PATERSON-BROWN
Chief Executive Officer (Principal Executive Officer)
April 2, 2009
	By:	/s/ ALLAN ROWLEY
Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIM PATERSON-BROWN	Director	April 2, 2009
Tim Paterson-Brown

/s/ ALLAN ROWLEY	Director	April 2, 2009
Allan Rowley

/s/ NEAL WYMAN	Director	April 2, 2009
Neal Wyman

/s/ L. PETER FIELDING	Director	April 2, 2009
L. Peter Fielding

/s/ PETER VENTON	Director	April 2, 2009
Peter Venton

/s/ SIR CHRISTOPHER PAINE	Director	April 2, 2009
Sir Christopher Paine

/s/ ALLAN MILLER	Director	April 2, 2009
Allan Miller

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007	F-3

Consolidated Statements of Operations for the years ended December 31, 2008, December 31, 2007 and December 31, 2006	F-4

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss) for the years ended December 31, 2008, December 31, 2007 and December 31, 2006	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2008, December 31, 2007 and December 31, 2006	F-6

Notes to the Consolidated Financial Statements	F-7 to F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

MGT Capital Investments, Inc. and Subsidiaries

We have audited the accompanying balance sheets of MGT Capital Investments, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audits procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MGT Capital Investments, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S.  generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2008, the Corporation adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” In 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.”

In connection with our audits of the financial statements referred to above, we also audited Schedule II — Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2008.  In our opinion, this financial schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

Amper, Politziner & Mattia LLP

April 2, 2009

Edison, New Jersey

MGT CAPITAL INVESTMENTS, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$38,294	$92,373
Marketable securities	1,884	2,219
Accounts receivable	134	7
Other receivables — related party	49	16
Prepaid expenses and other current assets	851	704
Total current assets	41,212	95,319

Property and equipment, at cost, net	706	903
Intangible assets	299	—
Investments at cost	776	1,319
Security deposits	301	279
Goodwill	12,157	11,200
Total assets	$55,451	$109,020

Liabilities
Current liabilities:
Accounts payable	$2,877	$2,931
Accrued expenses	1,386	1,469
Deferred revenue	77	20
Total current liabilities	4,340	4,420

Minority interest	16,017	93,504

Commitments and contingencies

Equity
Stockholders’ equity
Common stock, $0.001 par value: December 31, 2008, 75,000,000 shares authorized; 38,900,383 issued and 32,550,590 shares outstanding (December 31, 2007, 75,000,000 shares authorized, 38,900,383 shares issued and outstanding)	39	39
Additional paid-in capital	298,376	229,428
Accumulated other comprehensive (loss)/income	(4,959)	1,078
Accumulated deficit	(239,450)	(219,449)
	54,006	11,096
Treasury stock, at cost, 6,349,793 shares of common stock	(18,912)	—
Total stockholders’ equity	35,094	11,096

Total stockholders’ equity, liabilities and minority interest	$55,451	$109,020

The accompanying notes are an integral part of these statements.

MGT CAPITAL INVESTMENTS, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	For the Years Ended December 31,
	2008	2007	2006

Revenues	$354	$89	$—
Cost of revenue	(116)	(35)	—
Gross margin	238	54	—

Operating expenses
Selling, general and administrative	26,066	19,307	12,842
Research and development cost	3,665	2,670	2,870
	29,731	21,977	15,712

Operating loss	(29,493)	(21,923)	(15,712)

Interest and other income	1,842	4,048	300
Loss before minority interest	(27,651)	(17,875)	(15,412)

Minority interest	7,650	4,075	477

Net loss	$(20,001)	$(13,800)	$(14,935)

Basic and diluted loss per share	$(0.60)	$(0.35)	$(0.39)

Weighted average number of common shares outstanding	33,188,294	38,900,383	38,092,965

The accompanying notes are an integral part of these statements.

MGT CAPITAL INVESTMENTS, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/(LOSS)

(In thousands except share and per share amounts)

			Additional	Shares	Accumulated			Total
	Common stock		Paid-In	to be	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Issued	Income (Loss)	Deficit	Stock	Equity

BALANCE, JANUARY 1, 2006	36,393	$36	$208,684	$3,600	$128	$(190,714)	$—	$21,734
Common stock issued (net of commissions)	2,507	3	9,014	—	—	—	—	9,017
Proceeds from sale subsidiary company stock	—	—	—	(3,600)	—	—	—	(3,600)
Stock-based compensation	—	—	440	—	—	—	—	440
COMPREHENSIVE LOSS
Net loss for the year	—	—	—	—	—	(14,935)		(14,935)
Translation adjustment	—	—	—	—	280	—	—	280
Unrealized gain on marketable securities	—	—	—	—	445	—	—	445
Total comprehensive loss	—	—	—	—	725	(14,935)	—	(14,210)

BALANCE, DECEMBER 31, 2006	38,900	39	218,138	—	853	(205,649)	—	13,381

Proceeds from sale subsidiary company stock	—	—	9,749	—	—	—	—	9,749
Stock-based compensation	—	—	1,541	—		—	—	1,541
COMPREHENSIVE LOSS
Net loss for the year	—	—	—	—	—	(13,800)	—	(13,800)
Translation adjustment	—	—	—	—	589	—	—	589
Unrealized gain on marketable securities	—	—	—	—	(364)	—	—	(364)
Total comprehensive loss	—	—	—	—	225	(13,800)	—	(13,575)

BALANCE, DECEMBER 31, 2007	38,900	39	229,428	—	1,078	(219,449)	—	11,096

Reclassification from minority interest	—	—	66,132	—	—	—	—	66,132
Purchase of own stock	—	—	—	—	—	—	(18,912)	(18,912)
Stock-based compensation	—	—	2,816	—	—	—	—	2,816
COMPREHENSIVE LOSS
Net loss for the year	—	—	—	—	—	(20,001)	—	(20,001)
Translation adjustment	—	—	—	—	(5,956)	—	—	(5,956)
Unrealized loss on marketable securities	—	—	—	—	(81)	—	—	(81)
Total comprehensive loss	—	—	—	—	(6,037)	(20,001)	—	(26,038)

BALANCE, DECEMBER 31, 2008	38,900	$39	$298,376	$—	$(4,959)	$(239,450)	$(18,912)	$35,094

The accompanying notes are an integral part of these statements.

MGT CAPITAL INVESTMENTS, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands except share and per share amounts)

	For the Years Ended December 31,
	2008	2007	2006

Cash flows from operating activities
Net loss	$(20,001)	$(13,800)	$(14,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss attributable to minority interests	(7,650)	(4,075)	(477)
Stock-based compensation expense	3,932	1,541	440
Depreciation	468	367	278
Amortization of intangible fixed asset	100	—	—
Loss on disposal of fixed assets	158	6	13
Realized loss on investments	33	—	—
Loss on impairment deemed other than temporary	1,101	—	—
Loss on impairment of investments held at cost	2,583	—	—
Unrealized currency (gain)/loss on foreign denominated intercompany transactions	(747)	—	—
(Increase)/decrease in assets
Accounts receivable	(166)	(7)	—
Other receivable — related party	(47)	58	—
Prepaid expenses and other current assets	(354)	435	47
Increase/(decrease) in liabilities
Accounts payable	309	945	814
Accounts payable — related party	—	—	(1,151)
Accrued expenses	167	84	981
Deferred revenue	75	20	—
Net cash used in operating activities	(20,039)	(14,426)	(13,990)

Cash flows from investing activities:
Cash held for common stock subscribed but unissued	—	—	4,000
Purchase of investments at cost	(2,040)	(960)	—
Purchase of marketable securities	(4,585)	(2,000)	(4,533)
Sale of marketable securities	3,588	4,395	—
Purchase of property and equipment	(515)	(593)	(722)
Purchase of Chinese subsidiary	(220)	—	—
Net cash (used in)/provided by investing activities	(3,772)	842	(1,255)

Cash flows from financing activities:
Principal payments under capital lease obligations	—	(7)	(18)
Purchase of own stock	(18,912)	—	—
Repurchase of subsidiary company stock	(1,251)	—	—
Proceeds from sale of common stock (net of commissions)	—	—	9,017
Proceeds from sale of subsidiary company stock	—	24,569	—
Proceeds from issue of subsidiary company stock	—	61,049	22,187
(Decrease) from sale of common stock to be issued (net of commissions)	—	—	(3,600)
Net cash (used in)/provided by financing activities	(20,163)	85,611	27,586

Effects of exchange rates on cash and cash equivalents	(10,105)	589	167
Net change in cash and cash equivalents	(54,079)	72,616	12,508
Cash and cash equivalents, beginning of year	92,373	19,757	7,249
Cash and cash equivalents, end of year	$38,294	$92,373	$19,757

Supplemental disclosures of cash paid
Interest paid	$—	$3	$2

The accompanying notes are an integral part of these statements.

MGT CAPITAL INVESTMENTS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts)

1.     Organization, basis of presentation and liquidity

MGT Capital Investments, Inc (“MGT”, “we”, “the Company”, “the Group”, “us”) is a holding Company in the global Healthcare Information Technology sector (“HCIT”).  We currently have a controlling interest in our two main operating subsidiaries: Medicsight plc (“Medicsight”) and Medicexchange Limited (“Medicexchange”). We also have wholly owned subsidiaries MGT Capital Investments (UK) Limited, MGT Investments (Gibraltar) Limited, Medicexchange Inc., Medicsight Nominees Limited, HTTP Tech Inc. and Medical Vision Systems Inc.

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

The Company has incurred significant operating losses since inception and has just commenced generating revenue from operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $239,450 at December 31, 2008. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products the Company develops and markets will be accepted by consumers.

2.     Summary of significant accounting policies:

Principles of Consolidation

The financial statements include the accounts of our Company and our wholly and majority owned subsidiaries. Our main operating subsidiaries are Medicsight and Medicexchange. The functional currencies of our subsidiaries are their local currencies.  All intercompany transactions and balances have been eliminated.  All foreign currency translation gains and losses arising on consolidation were recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation.   Minority Interest represents the minority equity investment in any of the MGT Capital Investments Inc. group of companies, plus the minorities share of the net operating result.

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

Fair value of financial instruments

On January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements.  SFAS No. 157 became effective for the Company in the first quarter of 2008 for financial assets and liabilities. The Company is currently evaluating the impact on the Company’s financial position and operating results of the application of SFAS 157 for non-financial assets and liabilities.

The Company’s financial instruments consist primarily of cash, cash equivalents and marketable securities, for which the current carrying amounts approximate fair market values. Investments held at cost are also subject to SFAS 157 if they deemed to be impaired as the result of an impairment review.

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

Investments

Investments consists of equity ownership in various corporations where our investment is less than 20% of issued share capital. The Company records these investments at historical cost, subject to any provision for impairment.

Property and equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight line method on the various asset classes over their estimated useful lives, which range from two to five years. Leasehold improvements are depreciated over the term of the lease.

Goodwill

Goodwill represents the excess of acquisition purchase price over the fair value of the net assets acquired. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill is tested for impairment on an annual basis or whenever indicators of impairment arise. An impairment analysis was performed as of December 31, 2008 and 2007 and the Company concluded there was no impairment loss.

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

Gains and losses on foreign currency transactions are reflected in selling, general and administrative expenses in the income statement.

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

As at December 31, 2008 we have $20 of deferred revenue relating to support and maintenance services and $42 relating to deferred license revenue.

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

As at December 31, 2008 we have $15 of deferred revenue.

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

For the years ended December 31, 2008, December 31, 2007 and December 31, 2006, the Company expended $3,665, $2,670 and $2,870 respectively, for research and development expenses for Medicsight CAD and its products.

Income taxes

Effective January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  At the adoption date of January 1, 2007 and also as of December 31, 2008, the Company did not have any unrecognized tax benefits. We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Consolidated Statements of Operations.  There was no interest and penalties for the year ended December 31, 2007 and 2008. Tax years beginning in 2004 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

The computation of diluted loss per share excludes all options because they are anti-dilutive. For the year ended December 31, 2008, there were 16,137,500 options excluded with a weighted average exercise price of $1.04 per share.  For the year ended December 31, 2007 there were 14,757,500 options excluded with a weighted average exercise price of $1.72.  For the year ended December 31, 2006 there were 5,040,000 options excluded with a weighted average exercise price of $1.79.

Comprehensive (loss)

Comprehensive loss as defined by SFAS No. 130, “Reporting Comprehensive Loss,” includes net loss and items defined as other comprehensive (loss). SFAS No. 130 requires that items defined as other comprehensive (loss), such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities, be separately classified in the financial statements. Such items are reported in the consolidated statements of stockholders’ equity as comprehensive (loss).

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

Stock options

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment SFAS 123(R) , which requires that compensation cost relating to share-based payment transactions be recognized as an expense in the financial statements, and that measurement of that cost be based on the estimated fair value of the equity or liability instrument issued.  SFAS No 123(R) also requires that forfeitures be estimated and recorded over the vesting period of the instrument.

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

Recent accounting pronouncements

In December 2007 the FASB issued Statement of Financial Accounting Standards No. 141(R) “Business Combinations” (SFAS 141(R)). This Statement retains the fundamental requirements in Statement of Financial Accounting Standards No. 141 “Business Combinations”, that the acquisition method of accounting, previously known as the purchase method, be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. The provisions for SFAS 141(R) are effective for the Company beginning January 1, 2009. SFAS 141(R) will be applied prospectively and early adoption is prohibited. We do not expect the adoption of SFAS 141(R) to have a material impact on our financial position or results of operations.

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51, which will become effective for the Company January 1, 2009, with retroactive adoption of the Statement’s presentation and disclosure requirements for existing minority interests. This standard will require ownership interests in subsidiaries held by parties other than the parent to be presented within the equity section of the consolidated balance sheet but separate from the parent’s equity. It will also require the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated income statement. Certain changes in a parent’s ownership interest are to be accounted for as equity transactions and when a subsidiary is deconsolidated, any noncontrolling equity investment in the former subsidiary is to be initially measured at fair value. We do not expect the adoption of SFAS 160 to have a material impact on our financial position or results of operations.

In April 2008 the FASB issued Staff Position FSP 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for financial statements issued after December 15, 2008. The Company does not expect the adoption of FSP 142-3 to have a material effect on its condensed consolidated financial statements.

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

On January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements.  SFAS No. 157 became effective for the Company in the first quarter of 2008 for financial assets and liabilities. The Company is currently evaluating the impact on the Company’s financial position and operating results of the application of SFAS 157 for non-financial assets and liabilities.

On October 10, 2008 the FASB issued FASB Staff Position No. FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”.  FAS 157-3 clarifies the application of FASB Statement No. 157, Fair Value Measurements , in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  This FSP was effective upon issuance, including prior periods for which financial statements had not been issued.  The Company does not expect the adoption of FASB 157-3 to have a material effect on its condensed financial statements.

4.     Marketable securities

Investments in marketable securities consisting of HipCricket Inc. and a fund managed by Bank Sarasin & Company Limited as of December 31 were as follows:

	Market value	Cost	Unrealized gains	Transfer to net loss

At December 31, 2007	2,219	2,138	81	—
At December 31, 2008	$1,884	$2,985	$—	$(1,101)

The reduction in net unrealized holding gains on available-for-sale securities of $81 in 2008 was charged to accumulated other comprehensive income.  In the year ended December 31, 2008 we accounted for further unrealized losses in net income as we considered the reduction in value to be other than temporary.

Valuation of investments held at fair value

On January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements.  SFAS No. 157 became effective for the Company in the first quarter of 2008 for financial assets and liabilities. The Company is currently evaluating the impact on the Company’s financial position and operating results of the application of SFAS 157 for non-financial assets and liabilities.

The adoption of SFAS 157 also requires the Company to attribute our investments using the fair value hierarchy defined in the statement. The hierarchy consists of the following three levels with associated definitions:

Level 1 inputs are unadjusted, quoted prices in active markets for identical assets or liabilities

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for identical assets or liabilities in markets that are not active, that is, markets in which there are few transactions.

Level 3 inputs are unobservable inputs that are supported by little or no market activity.  These inputs require significant management judgement and reflect our estimate of assumptions that market participants would use in pricing the asset.

We have valued HipCricket Inc using its closing price on the AIM market of the London Stock Exchange as of December 31, 2008. Due to the low number of market transactions for HipCricket Inc each transaction can potentially and has historically had a significant effect on the share price. It is for this reason we deem these to be a Level 2 input in the fair value hierarchy. However, we still believe that this is the best price at which to determine the current value.

Our investments in other marketable securities relate to holdings in corporate bonds issued by highly rated companies.  We have valued these investments at market prices as of December 31, 2008 and consider these to be Level 1 inputs as these are active markets.

The following table analyses our investments holdings using the fair value hierarchy.

	Level 1	Level 2	Total

HipCricket Inc	$—	925	$925
Other marketable securities	959	—	959
Total	$959	925	$1,884

The following table analyses the losses incurred on the investments during 2008.  The realized losses recorded on other marketable securities relate to losses made on securities disposed of in the year.

	Loss on impairment deemed other than temporary	Realized losses	Total

HipCricket Inc	$1,075	—	$1,075
Other marketable securities	26	33	59
Total	$1,101	33	$1,134

5.     Investments at cost

We account for investments in non-marketable securities under the cost method of accounting where we own less than a 20% interest in each of the companies and we do not have significant influence over the entity. We continually review each investment to assess for other-than-temporary decreases in value.

In 2000, MGT invested in Eurindia PLC, (“Eurindia”) a UK company that invested in IT start-up companies.  MGT has a 6% holding in Eurindia and accounts for this investment on a cost basis. During 2007, we received two dividends totalling $423 ($0.72 per share) which we recorded in Other Income.  Eurindia Limited’s management has informed us that they intend to pay a liquidating dividend of between 30 cents and 50 cents per share during the first half of 2009.  We have assumed the dividend to be the lower of these two values and have impaired our holding to the value of 30 cents a share.  We consider the input to this approximation of fair value to be a Level 3 input under the SFAS 157 fair value hierarchy, which is a significant unobservable input.  This had the effect of reducing the value of the investment from $359 to $176 and recognizing the $183 impairment in net loss for the year.

        In 2007, the Company invested $960 in C preference shares of XShares Group LLC, an investment advisor that creates, issues and supports exchange traded funds with a particular healthcare speciality. In the year ended December 31, 2008 the Company invested an additional $2,040 in shares of XShares Group LLC bringing the total invested to $3,000. We account for these investments on a cost basis as our total holdings are less than 20%. We reviewed the carrying value of our investment in XShares LLC as of December 31, 2008. XShares LLC is currently in the process of attempting to raise funds to drive the business forward. As this process has not yet been completed we have impaired this investment to $600.

We estimated this impairment based on management’s review and discussion of the strategy and business plan of X Shares LLC and review of draft Fiscal 2008 financial accounts prepared by an independent accountant. These inputs are subject to management’s judgement and we have therefore deemed them to be Level 3 inputs in the fair value hierarchy. The Value of our investment has reduced as previously invested cash has been used to fund business operations and as yet the business is not generating sufficient cash. However, we have reviewed X shares business plan and we have adjusted our investment to a level we believe reflects the future market valuation and with no active market we believe this is the best method at which to determine the value of our investment.

The following table presents the changes in Level 3 instruments for the year ended December 31, 2008.

	January 1, 2008	Purchases	Impairment losses included in earnings	December 31, 2008	Change in impairment losses relating to instruments still held at December 31, 2008

Eurindia Limited	$359	—	(183)	$176	$(183)
XShares LLC	960	2,040	(2,400)	600	(2,400)
	$1,319	2,040	(2,583)	$776	$(2,583)

6.     Goodwill

Balance at December 31, 2007	$11,200
Purchase of Medicsight shares	87
Addition of goodwill relating to the purchase of Medicsight shares(1)	870
Balance at December 31, 2008	$12,157

In March and April 2008 we purchased a total of 1,000,000 shares in Medicsight for £634 ($1,251).  The acquisition of these shares was accounted for under the purchase method of accounting. The excess of the acquisition cost over the associated minority interest of these shares was added to goodwill.

(1) In the fourth quarter of 2008 we reviewed the value attributed to goodwill on the purchase of the Medicsight shares.  We concluded that the excess of acquisition cost over the associated minority interest was greater than initially determined and have therefore adjusted upwards the value of the goodwill generated by the transactions by $870. We have reviewed our 2008 10Q filings and concluded that, due to the immaterial nature of the adjustment, there is no requirement to amend these filings.

7.     Property and equipment

Property and equipment consist of the following as of December 31:

	2008	2007

Computer hardware and software	$1,212	$1,272
Leasehold improvements	452	529
Furniture and fixtures	237	193

	1,901	1,994
Less: Accumulated depreciation	(1,195)	(1,091)
	$706	$903

8.     Intangible assets

Intangible assets consist of the following as of December 31:

	2008	2007

Maydeal website	$399	$—

Less: Accumulated depreciation	(100)	—
	$299	$—

We acquired the business of a Chinese website operator during the year and we allocated $399 to the website intangible asset as we believe that this amount approximates its fair value.

We are amortizing the cost of this asset on a straight line basis over thirty-six months so it will be fully amortized within three years.

9.     Accrued expenses

	2008	2007

Professional fees	$352	$405
Suppliers with deferred payment terms	493	529
Rent, rates and property related	162	316
Other	379	219

Total Accruals	$1,386	$1,469

10.  Stockholders’ equity and minority interest

MGT Capital Investments Inc.

Treasury stock

In the first quarter of 2008 MGT’s Board of Directors authorized the repurchase of up to 6,350,000 shares of its common stock. 1,000,000 of which were under a publicly announced program.  In the following seven months we purchased 6,349,793 shares, which are now classified as treasury stock in equity.  The following table details the transactions.

	Shares purchased	Average cost	Shares purchased under publicly announced programs	Shares that may yet be purchased

February 1 – February 28, 2008	271,401	$3.16	271,401	728,599
March 1 – March 31, 2008	339,500	3.00	339,500	389,099
April 1 – April 30, 2008	5,643,759	2.98	293,966	95,133
May 1 – May 31, 2008	50,212	2.12	50,212	44,921
June 1 – June 30, 2008	39,014	1.91	39,014	5,907
July 1 – July 31, 2008	5,805	2.05	5,805	102
August 1 – August 31, 2008	102	1.83	102	—

Total	6,349,793	$2.98	1,000,000

As of December 31, 2008, therefore, the Company had repurchased a total of 6,349,793 shares at an average price of $2.98 per share, for a total of $18,912.

Fundraising

During the year ended December 31, 2006 we raised $10,030 (gross before commissions) by issuing 2,507,500 restricted shares of our common stock.  We incurred commission of $1,003 to Asia IT Capital Investments Limited (a related party) raising a net amount of $9,017.

Medicsight plc

In March and April 2008 we purchased a total of 1,000,000 shares in Medicsight for £634 ($1,251), bringing our total holding in Medicsight to 86,000,000 (55%) of the 155,524,904 issued share capital of Medicsight.  The acquisition of these shares was accounted for under the purchase method of accounting and the excess of the acquisition cost over the associated minority interest of the investment was added to goodwill.  On December 31, 2008 Medicsight shares closed at a price of £0.24 ($0.34), valuing MGT’s 86,000,000 shares at $29,262.

On June 21, 2007 Medicsight plc completed its initial public offering on the AIM Market of the London Stock Exchange.  Approximately 29,000,000 new shares were issued to institutional and other investors at a price of £1.10 ($2.20) per share raising £32,000 ($64,115) gross new money.  We incurred fees of approximately £1,550 ($3,096), including £149 ($298) with Asia IT Capital Investments Ltd (a related party).  Approximately £5,500 ($11,100) of the net proceeds were used to repay debt (between Medicsight plc and the Company).  The remaining £24,900 ($49,800) cash inflow from the IPO is used for working capital and business development.

Immediately prior to the Medicsight plc IPO, the Company sold down, by private placement, approximately 11,700,000 of its Medicsight plc shares.  The shares were priced at £1.10 ($2.20) — the same price as the Medicsight IPO.  Gross proceeds on the private placement were approximately £12,845 ($25,736).  We incurred fees with Asia IT Capital Investments Ltd (a related party) of approximately £578 ($1,167).

During the year ended December 31, 2006 we raised £7,000 ($13,752) (gross before commissions) by issuing 14,000,000 ordinary shares of Medicsight.  We paid commission of £700 ($1,367) to Asia IT Capital Investments Limited (a related party) and we paid legal fees of $6, raising a net cash amount of £6,297 ($12,379).

Medicexchange Ltd

On July 10, 2006 we incorporated Medicexchange with a 10% (approximately $10) minority shareholder.  We subsequently raised £5,508 ($10,314) (gross before commissions) by issuing 5,507,511 ordinary shares of Medicexchange.  We paid commission of £275 ($516) and issued 275,326 ordinary shares to Asia IT Capital Investments Limited (a related party), raising a net cash amount of £5,232 ($9,798).  At December 31, 2008 the Company owned 22,500,000 ordinary shares in Medicexchange, constituting 73.1% of the outstanding shares.

Minority interest

The Company has minority investors in both Medicsight and Medicexchange as follows:

	Medicsight	Medicexchange	Total

Minority interest at January 1, 2007	$12,359	$9,351	$21,710
Medicsight — MGT share private placement	14,820	—	14,820
Medicsight minority interest share of IPO equity	61,019	—	61,019
Medicexchange China — incorporation	—	30	30
Less minority interest share of operating losses	(3,347)	(728)	(4,075)
Minority interest at December 31, 2007	$84,851	$8,653	$93,504
Purchase of stock in subsidiary	(294)	—	(294)
Transfer to APIC	(58,985)	(7,147)	(66,132)
Less minority interest share of operating losses	(7,029)	(621)	(7,650)
Minority interest share of stock-based compensation expense	1,063	53	1,116
Minority interest share of other comprehensive income	(4,570)	43	(4,527)

Minority interest at December 31, 2008	$15,036	$981	$16,017

During the year ended December 31, 2008, we completed an analysis of our accounting for the sale of subsidiary shares.  Specifically, in December 2006, Medicsight PLC sold 14.0 million shares for approximately $12,379 net of fees, to unrelated third parties.  Based upon our interpretation of SAB No. 51, Topic 5-H no gain or loss was recognized since this transaction was part of a broader corporate reorganization, as defined, and therefore this amount was originally recorded as minority interest.

During June 2007 we sold 11.7 million Medicsight shares to a minority interest.  No gain was recognized on the sale and the proceeds were originally apportioned between minority interest and additional paid in capital.

Also in June 2007 Medicsight sold 29.1 million shares in an IPO for approximately $61,019 net of fees.  Accordingly, no gain was recognized on this sale and the proceeds were originally recorded as minority interest.

In August 2006, as part of the capitalization of Medicexchange, $9,798 of the capital received was originally recorded as minority interest.

During 2008 we reconsidered our initial accounting interpretation of SAB No. 51, Topic 5-H and other accounting guidance with respect to these transactions and concluded that the change in our investment in Medicsight should be reflected as a capital transaction.  The change in our investment in Medicsight as a result of the two private placements is $10,104, and $14,820 respectively, and the change related to the issuance of shares in an IPO is approximately $34,061.  The change related to the capitalization of Medicexchange is $7,147.  Accordingly we have reduced minority interest by approximately $66,132 and have increased additional paid in capital by the same amount.

The reclassification from minority interest to additional paid in capital had no effect on assets, liabilities, operating result, earnings per share or cash flows from operations, so the adjustments are accounted for in the current year.

11.  Interest and other income

We had the following interest and other income amounts:

	2008	2007	2006

Dividend income	$—	$467	$—
Interest Income	1,678	2,755	300
Foreign exchange gain	3,881	—	—
(Loss) gain on marketable securities	(1,134)	826	—
Impairment of investments held at cost	(2,583)	—	—
Total	$1,842	$4,048	$300

During 2008 Medicsight recorded a foreign exchange gain on the cash balances it held in US dollars on translation to pounds sterling.  This gain has been accounted for in interest and other income.

12.  Comprehensive loss

Comprehensive losses for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007

Net loss as reported	$(20,001)	$(13,800)
Other comprehensive (loss)
Foreign currency translation	(10,483)	589
Unrealized holding gains arising during the period	—	462
Less: Reclassification adjustment for gains (losses) included in net income	—	(826)
Impairment of marketable securities	(81)	—
Minority interest share of comprehensive loss	4,527	—
Other comprehensive income (loss)	(6,037)	225
Comprehensive loss	$(26,038)	$(13,575)

The accumulated balances related to each component of other comprehensive losses were as follows:

	Foreign currency translation	Unrealized gain (loss) on investments	Accumulated other comprehensive loss
Balance at December 31, 2006	$408	$445	$853
Other comprehensive gain (loss)	589	(364)	225
Balance at December 31, 2007	997	81	1,078
Other comprehensive (loss)	(5,956)	(81)	(6,037)
Balance at December 31, 2008	$(4,959)	$—	$(4,959)

13.  Stock option plans

We have a number of Stock Option Plans as follows.

MGT Stock Option Plan

On December 5, 2007 we approved the 2007 MGT stock option plan and granted options for 1,975,000 shares under this plan.  At December 31, 2008 there were 1,975,000 options outstanding and 658,333 of the options issued were exercisable.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant.

Medicsight Stock Option Plans

We have nine Stock Option Plans in Medicsight.  The shares of this company were listed on the AIM Market of the London Stock Exchange on June 21, 2007.

Plan A - on February 26, 2003 we approved stock option plan “A” and in the period ended June 30, 2003 we granted options for 2,971,000 shares under this plan.  At December 31, 2008 there were 276,500 options outstanding, all of which were exercisable.

Plan B - on August 15, 2005 we approved stock option plan “B” and between July 1, 2003 and March 31, 2005 we granted options for 3,420,500 shares under this plan.  At December 31, 2008 there were 453,500 options outstanding all of which were exercisable.

Plan C — on August 15, 2005 we approved stock option plan “C” and between April 1, 2005 and June 30, 2006 we granted options for 515,000 shares under this plan.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from date of grant.  At December 31, 2008 there were 285,000 options outstanding and 235,000 of the options issued were exercisable.

Plan D - On July 13, 2006 we approved stock option plan “D” and granted options for 1,375,000 shares under this plan.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant. At December 31, 2008 there were 875,000 options outstanding and 583,333 of the options issued were exercisable.

Plan E - on February 22, 2007 we approved and granted options for 5,900,000 shares under stock option plan “E”.  Options under this plan vest in equal one thirds after employees have been employed for 12, 24 and 36 months.  At December 31, 2008 there were 5,567,500 options outstanding and 1,855,833 of the options issued were exercisable.

Plan F - on May 16, 2007 we approved and subsequently granted options for 350,000 shares under stock option plan “F”.  Options under this plan vest in equal one thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At December 31, 2008 there were 350,000 options outstanding and 116,667 of the options issued were exercisable.

Plan G - on December 18, 2007 we approved and subsequently granted options for 3,025,000 shares under stock option plan “G”.  Options under this plan vest in equal one thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At December 31, 2008 there were 2,950,000 options outstanding and 983,333 of the options issued were exercisable.

Plan H - on June 2, 2008 we approved and subsequently granted options for 750,000 shares under stock option plan “H”. Options under this plan vest in equal one thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At December 31, 2008 there were 750,000 options outstanding and none of the options were exercisable.

Plan I - on December 16, 2008 we approved and subsequently granted options for 1,805,000 shares under stock option plan “I”. Options under this plan vest in equal one thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At December 31, 2008 all the options were outstanding and none of the options were exercisable.

Medicexchange Stock Option Plans

We have two stock option plans in Medicexchange.  The shares of this company are not publicly traded.

Plan A - on July 20, 2006 we approved Medicexchange stock option plan “A” and granted options for 950,000 shares under this plan.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant. At December 31, 2008 there were 700,000 options outstanding and 466,667 of the options issued were exercisable.

Plan B — on July 26, 2007 we approved Medicexchange stock option plan “B” and granted options for 300,000 shares under this plan. Options issued under this plan vest equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant.  At December 31, 2008 there were 150,000 options outstanding and 50,000 of the options issued were exercisable.

The following weighted average assumptions were used to estimate the fair value of stock options granted in the years ended December 31:

	2008	2007	2006

Dividend yield	nil	nil	nil
Expected volatility	39% to 66%	57%-65%	60.0%
Risk-free interest rate	2.0% to 5.0%	4.65%-5.75%	4.75%
Expected life of options	3 to 6 years	Up to 4 Years	4 years
Weighted average fair value of options granted	—	—	£0.41 ($0.81)
Weighted-average grant-date fair value — Medicsight Plan E	—	£0.26 ($0.51)	—
Weighted-average grant-date fair value — Medicsight Plan F	—	£0.33 ($0.65)	—
Weighted-average grant-date fair value — Medicsight Plan G	—	£0.43 ($0.86)	—
Weighted-average grant-date fair value — Medicexchange Plan B	—	£0.51 ($1.05)	—
Weighted-average grant-date fair value — MGT Capital Investments, Inc. 2007 plan	—	$1.59	—
Weighted-average grant-date fair value — Medicsight Plan H	£0.20 ($0.29)	—	—
Weighted-average grant-date fair value — Medicsight Plan I	£0.14 ($0.20)	—	—

The assumptions above are based on multiple factors including 10-year United Kingdom treasury bonds for the risk-free rate at the time of grant, expected future exercising patterns (we cannot base the estimate on the historical exercise patterns as no options have been exercised) and the volatility of the MGT Capital Investments Inc. own stock price.

The assumptions used in the Black-Scholes option valuation model are highly subjective, and can materially affect the resulting valuation.

The following table summarizes stock option activity for the three years ended December 31, 2008, 2007 and 2006 under all option plans:

	Outstanding		Exercisable
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price

Outstanding at December 31, 2005	4,146,200	£1.00 ($1.96)	3,362,850	£1.00 ($1.96)

Granted	2,610,000	£1.09 ($2.06)
Exercised	—	—
Forfeited	(1,716,200)	£1.00 ($1.96)

Outstanding at December 31, 2006	5,040,000	£0.91 ($1.79)	2,256,200	£1.00 ($1.96)

Granted	11,550,000	£0.91 ($1.81)
Exercised	—	—
Forfeited	(1,832,500)	£0.72 ($1.43)

Outstanding at December 31, 2007	14,757,500	£0.86 ($1.72)	2,066,667	£0.72 ($1.44)

Granted	2,555,000	£0.37 ($0.54)
Exercised	—	—
Forfeited	(1,175,000)	£0.83 ($1.21)

Outstanding at December 31, 2008	16,137,500	£0.91 ($1.31)	5,679,166	£0.98 ($1.42)

The following is a summary of the status of stock options outstanding at December 31, 2008:

	Outstanding Options			Exercisable Options
	Number	Remaining Contractual Life (years)	Average Exercise Price	Number	Average Exercise price
MGT 2007 Plan	1,975,000	8.9	$3.69	658,333	$3.69

Medicsight Plan A	276,500	4.5	£0.75 ($1.09)	276,500	£0.75 ($1.50)
Medicsight Plan B	453,500	5.8	£0.75 ($1.09)	453,500	£0.75 ($1.50)
Medicsight Plan C	285,000	6.5	£0.75 ($1.09)	235,000	£0.75 ($1.50)
Medicsight Plan D	875,000	7.5	£0.83 ($1.20)	583,333	£0.83 ($1.66)
Medicsight Plan E	5,567,500	8.2	£0.50 ($0.72)	1,855,833	£0.50 ($0.72)
Medicsight Plan F	350,000	8.4	£0.75 ($1.09)	116,667	£0.75 ($1.09)
Medicsight Plan G	2,950,000	9.0	£1.10 ($1.59)	983,333	£1.10 ($1.59)
Medicsight Plan H	750,000	9.4	£0.69 ($1.00)	—	—
Medicsight Plan I	1,805,000	10.0	£0.24 ($0.34)	—	—

Medicexchange Plan A	700,000	7.8	£0.40 ($0.58)	466,667	£0.40 ($0.58)
Medicexchange Plan B	150,000	8.6	£1.00 ($1.45)	50,000	£1.00 ($1.45)

During 2008 we modified the plans of four employees who left the Company, to extend the period in which they could exercise their options after leaving.  After the death of an employee, we modified the plan by transferring it to his estate and extending the period that the estate could benefit from the options.  These modifications increased the stock based compensation charge by $709.

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

The Company has recorded the following amounts related to its share-based compensation expense in the accompanying Statements of Operations:

	2008	2007	2006
Selling, general and administrative	$3,732	$1,334	405
Research and development	200	207	35
Total	$3,932	$1,541	440

Of the $3,932 stock based expense for the year, $1,116 was allocated to minority interest

No compensation costs were capitalized.

The aggregate intrinsic value for options outstanding and exercisable at December 31, 2008 was $nil (December 31, 2007: $1,487).

The average grant date fair value of options was $0.23, $0.96 and $0.81 for options granted during the years ended December 31, 2008, 2007 and 2006 respectively.

A summary of non-vested options at December 31, 2008 and the change during the years ended December 31, 2008, 2007 and 2006 is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested options at January 1, 2006	783,350	£0.41 ($0.81)
Granted	2,610,000	£0.61 ($0.81)
Vested	(444,550)	£0.39 ($0.79)
Fortfeited	(165,000)	£0.47 ($0.92)
Nonvested options at December 31, 2006	2,783,800	£0.41 ($0.81)
Granted	11,550,000	£0.41 ($0.81)
Vested	(990,467)	£0.42 ($0.72)
Forfeited	(652,500)	£0.41 ($0.92)
Nonvested options at December 31, 2007	12,690,833	£0.41 ($0.81)
Granted	2,555,000	£0.16 ($0.23)
Vested	(4,386,667)	£0.34 ($0.49)
Forfeited	(400,832)	£0.28 ($0.41)
Nonvested options at December 31, 2008	10,458,334	£0.35 ($0.51)

As of December 31, 2008 there was $5,571 of total unrecognized compensation cost related to non-vested share-based compensation arrangement granted under the option plans. That cost is expected to be recognized over a weighted average period of 1.2 years.

14.  Income Taxes

Significant components of deferred tax assets were as follows as of December 31:

Deferred Tax Assets	2008	2007
Tax loss carry-forward	$19,902	$20,433
Capital loss carry-forward	—	92
Fixed asset depreciation methods and other	1,869	2,672
Total	21,771	23,197
Valuation Allowance	(21,771)	(23,197)
Net deferred tax asset	$—	$—

The Company has net operating loss carry-forwards for United States tax purposes to offset future taxable income of approximately $3,020 expiring through 2023. As it is not more likely than not that the resulting deferred tax benefits will be realized, a full valuation allowance has been recognized for such deferred tax assets. The utilization of net operating loss carry forwards may be significantly limited under the Internal Revenue Code as a result of ownership changes due to the Company’s stock and other equity offerings.

Under United Kingdom taxation, Medicsight has $50,734 (£35,040) of net operating loss carry-forwards to offset future taxable income. As it is not more likely than not that the resulting deferred tax benefits will be realized, a full valuation allowance has been recognized for such deferred tax assets.

The provision for income tax differs from the amount computed by applying the statutory federal income tax rate to income before the provision for income taxes. The sources and tax effects of the differences are as follows for the year ended December 31:

	2008	2007	2006
Income taxes at the federal statutory rates	(35)%	(35)%	(35)%
Foreign rate differential	10	15	5
Change in valuation allowance	25	20	30
Effective rate of income tax	0%	0%	0%

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

15.  Operating leases, commitments and security deposit

On August 25, 2006 we executed a 10 year agreement with Pirbright Holdings Limited, to lease 8,787 square feet of office space at the Kensington Centre, 66 Hammersmith Road, London W14 8UD, UK.

Under this lease agreement our UK property rent, services and related costs will be approximately £330 ($478) per annum, paid quarterly in advance.  We have the right to terminate this agreement on the expiration of the fifth year of the lease.  Our annual rent is subject to upward only review on August 24, 2011.

We have two 10-month rent-free periods: the first commencing August 25, 2006; the second commencing August 25, 2011.  We have accounted for this lease as an operating lease, and have accounted for the lease rental expenses on a straight line basis over the period of the lease.  At December 31, 2008 and 2007, deferred rent which is included in accrued expenses was $156 and $316 respectively.

We have satellite offices in Tokyo (Japan) and Beijing (China) — which are on three and two year rental agreements respectively.  At December 31, 2008 we have paid in total $301 in deposit for these office rentals.

The following is a schedule of the future minimum rental payments required under operating leases that have initial or remaining non-cancellable terms in excess of one year:

Year Ending

2009	$692
2010	638
2011	244
2012	5
2013	1
Total	$1,580

Total rent expense was $770, $659, and $1,056 for the years ended December 31, 2008, 2007, and 2006 respectively.

In July 2008 we entered into an agreement with a partner to develop interfaces for our software.  We have committed to pay Euros 1,445 ($2,087) over an expected thirty-six month period.  As of December 31, 3008 we have paid Euros 639 ($939).  These payments will be recovered against future royalty payments, should the products be successfully commercialized.  They have been expensed to the income statement and classified as research and development.

16.  Segment reporting

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance of our operating segments based on revenue and operating (loss). Segments information for 2008, 2007 and 2006 are as follows (in thousands):

	Medicsight	Medicexchange	Corporate and Other	Total

2008
Revenue from external customers	$191	$163	$—	$354
Cost of revenue	—	116	—	116
Gross Margin	191	47	—	238
Operating Expenses	20,790	3,643	5,298	29,731
Operating loss	(20,149)	(3,522)	(5,822)	(29,493)
Interest receivable	4,937	99	523	5,559
Depreciation	269	240	58	567
Stock-based compensation	2,379	195	1,358	3,932
Assets	28,897	2,326	24,228	55,451
Expenditure for property plant and equipment	304	35	176	515

2007
Revenue from external customers	$41	$48	$—	$89
Cost of revenue	1	34	—	35
Gross Margin	40	14	—	54
Operating Expenses	14,970	3,947	3,060	21,977
Operating loss	(14,930)	(3,933)	(3,060)	(21,923)
Interest receivable	1,226	241	1,288	2,755
Depreciation	190	177	—	367
Stock-based compensation	1,349	104	88	1,541
Assets	51,158	4,211	53,651	109,020
Expenditure for property plant and equipment	297	296	—	593

2006
Revenue from external customers	$—	$—	$—	$—
Cost of revenue	—	—	—	—
Gross Margin	—	—	—	—
Operating Expenses	9,517	5,657	538	15,712
Operating loss	(9,517)	(5,657)	(538)	(15,712)
Interest receivable	117	116	67	300
Depreciation	251	27	—	278
Stock-based compensation	403	37	—	440
Assets	13,495	7,366	17,608	38,469
Expenditure for property plant and equipment	192	456	74	722

The Company’s main operations and fixed assets are in the UK.

Medicsight listed on the AIM Market of the London Stock Exchange on June 21, 2007.  AIM listing rules require Medicsight to publish results under International Financial Reporting Standards (“IFRS”) in UK Sterling (“GBP”).

The following is a reconciliation between Medicsight published financial statements and the US GAAP consolidated results (in thousands):

	Medicsight plc	Medicsight plc	Medicsight plc	Medicexchange	Corporate and Other	Total
	(IFRS)	GAAP	(US GAAP)	(US GAAP)	(US GAAP)	(US GAAP)
		Adjustments

Twelve months December 31, 2008
Net revenue from external customers	191	—	191	163	—	354
Operating loss	(20,149)	(450)	(20,599)	(3,522)	(5,372)	(29,493)
Assets	28,897	—	28,897	2,326	24,228	55,451

Twelve months December 31, 2007
Net revenue from external customers	41	—	41	48	—	89
Operating loss	(15,526)	596	(14,930)	(3,933)	(3,060)	(21,923)
Assets	51,158	—	51,158	4,211	53,651	109,020

The principal GAAP adjustments are the accounting for stock options and cumulative translation adjustments.

17.  Concentrations

The Company maintains its cash and cash equivalents at major financial institutions in Europe.  Cash held in foreign institutions is not insured by the FDIC and amounted to $38,294 and $92,373 at December 31, 2008 and 2007 respectively.  The Company periodically evaluates the relative credit standing of financial institutions considered in its cash investment strategy.

18.  Acquisition of Maydeal.com

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

We acquired the trade and assets of Shanghai Shenjie Digital Technology Co. Limited, and the domain name, Maydeal.com.  The total purchase price was $440 of which $220 has been paid and the remaining $220 is deferred and will be paid on completion of defined milestones.  This $220 is classified in accounts payable on the balance sheet.  The allocation of the purchase price is as follows:

Net assets acquired	$42
Intangible asset (domain name)	398
Total	$440

We have not recognized any goodwill on the acquisition as we estimate that we purchased the assets and domain name at their fair values.

The domain name is subject to amortization and will be expensed, using the straight-line method, over thirty six months.  The net assets acquired relate to receivables and some equipment.  We have recognized these assets at their net asset value as we believe there is no material difference to fair value.

19.  Related Party Transactions

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

On June 21, 2007 Medicsight plc completed its initial public offering on the AIM Market of the London Stock Exchange.  Approximately 29,000,000 new shares were issued to institutional and other investors at a price of £1.10 ($2.20) per share raising £32,000 ($64,115) gross new money.  We incurred fees of approximately £1,550 ($3,096), including approximately £149 ($298) with Asia IT Capital Investments Ltd (a related party).  Immediately prior to the Medicsight plc IPO, the Company sold down, by private placement approximately 11,700,000 of its Medicsight plc shares.  The shares were priced at £1.10 ($2.20) — the same price as the Medicsight IPO.  Gross proceeds on the private placement were approximately £12,845 ($25,736).  We incurred fees with Asia IT Capital Investments Ltd (a related party) of approximately £578 ($1,167).

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

During the year ended December 31, 2007 the Company placed monies on deposit with Asia IT. These monies earn interest at a range of annual rates between 5% to 10%. The funds are on call at any time. At December 31, 2007 the balance of monies on deposit with Asia IT was $3,917 which included $262 of interest income earned in the year ended December 31, 2007.

During the year ended December 31, 2006 the Company placed monies on deposit with Asia IT. These monies earn interest at an annual rate of 5%. The funds are on call at any time. At December 31, 2006 the balance of monies on deposit with Asia IT was $5,993 which included $116 of interest income earned in the year ended December 31, 2006.

During the year ended December 31, 2008 the Company acquired shares valued at $2,040 in XShares Group LLC.  In December 31, 2007 the Company invested $960 in XShares Group LLC and $2,000 in HipCricket Inc. Both of these investments were introduced to the Company by Asia IT.  A brother of Tim Paterson-Brown is a non-executive director of HipCricket Inc.

Tim Paterson-Brown is also a non-executive director of Accsys Technologies PLC, which has a subsidiary company Titan Wood Limited.  Titan Wood Limited rents space in 66 Hammersmith Road.  In the year ended December 31, 2008 $171 of office related costs were recharged to Titan Wood Limited.  At December 31, 2008 there was a balance receivable of $49 from Titan Wood, all of which has been paid since the year end.  This is payable within 30 days under the terms of the invoice.  In the year ended December 31, 2007 $222 of costs were recharged to Titan Wood.

20.  Quarterly Financial Data (unaudited)

The tables below summarize the Company’s unaudited quarterly operating results for Fiscal 2008 and 2007:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2008
Revenues	$52	$85	$120	$97
Gross Margin	40	67	34	97
Net loss	(3,779)	(5,136)	(1,300)	(9,786)
Basic and diluted loss per share	(0.10)	(0.14)	(0.04)	(0.30)

2007
Revenues	$—	$—	$12	$77
Gross Margin	—	—	12	42
Net loss	(3,206)	(4,095)	(2,506)	(3,993)
Basic and diluted loss per share	(0.08)	(0.11)	(0.06)	(0.10)

Schedule II

MGT Capital Investments, Inc.

Valuation and Qualifying Accounts

	Balance at
	Beginning			Balance at
Deferred Tax Valuation Allowance	of year	Additions	Write-offs	end of year

2006	$52,176	$4,480	$—	$56,656
2007	56,656	3,921	(37,380)	23,197
2008	23,197	(1,334)	(92)	21,771

The deferred tax valuation allowance applies to both operating loss carry-forwards and capital losses incurred by the Company and other temporary timing differences.