Form 10-Q
period 2009-03-31
MGT CAPITAL INVESTMENTS INC
filed 2009-05-15
CIK 1001601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

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

Indicate by check whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated filer ☐

Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 14, 2009 the registrant had outstanding 32,550,590 shares of common stock, $0.001 par value, (excludes 6,349,793 common shares held as treasury stock).

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

MGT CAPITAL INVESTMENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31 2009	December 31 2008
	(unaudited)	Revised note 3
Assets
Current assets:
Cash and cash equivalents	$32,606	$38,294
Marketable securities	1,120	1,884
Accounts receivable	15	134
Other receivables – related party	88	49
Prepaid expenses and other current assets	694	851
Total current assets	34,523	41,212

Property and equipment, at cost, net	610	706
Intangible assets, net of accumulated amortization of $133 (2008: $100)	266	299
Investments, at cost	776	776
Security deposits	290	301
Goodwill	—	12,157
Total assets	$36,465	$55,451

Liabilities
Current liabilities:
Accounts payable	$1,901	$2,877
Accrued expenses	1,234	1,386
Deferred revenue	75	77
Total current liabilities	3,210	4,340

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value: 75,000,000 shares authorized; 38,900,383 shares issued and 32,550,590 shares outstanding	39	39
Additional paid in capital	298,721	298,376
Accumulated other comprehensive (loss)	(6,140)	(4,959)
Accumulated deficit	(254,780)	(239,450)
	37,840	54,006
Treasury stock, at cost, 6,349,793 shares of common stock	(18,912)	(18,912)
Total stockholders’ equity	18,928	35,094
Non-controlling interest	14,327	16,017
Total equity	33,255	51,111

Total stockholders’ equity, liabilities and non-controlling interest	$36,465	$55,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended March 31,
	2009	2008
		Revised note 3

Revenues	$74	$52
Cost of revenue	2	12
Gross margin	72	40

Operating expenses
Selling, general and administrative expenses	3,687	5,505
Research and development cost	459	595
Impairment of goodwill	12,157	—
	16,303	6,100

Operating loss	(16,231)	(6,060)

Interest and other (expense)/income	(695)	508

Net loss before non-controlling interest	(16,926)	(5,552)

Net loss attributable to non-controlling interest	1,596	1,773

Net loss attributable to MGT Capital Investments, Inc.	$(15,330)	$(3,779)

Per share data:

Basic and diluted loss per share	$(0.47)	$(0.10)

Weighted average number of common shares outstanding	32,550,590	38,846,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE
INCOME/(LOSS)

Revised note 3

(in thousands)

			Additional	Accumulated			Total	Non-
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’	controlling	Total
	Shares	Amount	Capital	Income/(Loss)	Deficit	Stock	Equity	Interest	Equity

BALANCE, DECEMBER 31, 2008	38,900	$39	$298,376	$(4,959)	$(239,450)	$(18,912)	$35,094	$16,017	$51,111

Stock-based compensation	—	—	345	—	—	—	345	136	481
COMPREHENSIVE LOSS
Net loss for the period	—	—	—	—	(15,330)	—	(15,330)	(1,596)	(16,926)
Translation adjustment	—	—	—	(1,181)	—	—	(1,181)	(230)	(1,411)
Total comprehensive loss	—	—	—	(1,181)	(15,330)	—	(16,511)	(1,826)	(18,337)

BALANCE, MARCH 31, 2009	38,900	$39	$298,721	$(6,140)	$(254,780)	$(18,912)	$18,928	$14,327	$33,255

The accompanying notes are an integral part of these statements.

MGT CAPITAL INVESTMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

 (unaudited)

	Three Months ended March 31,
	2009	2008
		Revised note 3
Cash flows from operating activities
Net loss attributable to MGT Capital Investments, Inc.	$(15,330)	$(3,779)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss attributable to non-controlling interest	(1,596)	(1,773)
Stock-based compensation expense	481	1,091
Depreciation	83	110
Amortization	33	—
Loss on impairment of goodwill	12,157
Loss on impairment of marketable securities deemed other than temporary	764	—
Unrealized currency loss on foreign denominated intercompany transactions	234	—
(Increase)/decrease in assets
Accounts receivable	114	(44)
Other receivables — related party	(46)	(33)
Prepaid expenses and other current assets	(330)	(169)
Increase/(decrease) in liabilities
Accounts payable	(1,589)	(1,230)
Accrued expenses	(147)	(16)
Deferred revenue	(1)	3
Net cash used in operating activities	(5,173)	(5,840)

Cash flows from investing activities:
Cash short-term deposits	—	(2,000)
Purchase of marketable securities	—	(3,688)
Sale of marketable securities	—	276
Purchase of fixed assets	(14)	(269)
Purchase of common stock in subsidiary (net of commissions)	—	(900)
Net cash used in investing activities	(14)	(6,581)

Cash flows from financing activities:
Purchase of common stock (net of commissions)	—	(1,877)
Net cash used in financing activities	—	(1,877)

Effects of exchange rates on cash	(501)	132
Net change in cash and cash equivalents	(5,688)	(14,166)
Cash and cash equivalents, beginning of period	38,294	92,373
Cash and cash equivalents, end of period	$32,606	$78,207

The accompanying notes are an integral part of these condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

1. Organization, basis of presentation and liquidity

The accompanying unaudited condensed consolidated financial statements of MGT Capital Investments, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2009. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated.

MGT Capital Investments, Inc. (“MGT”, “the Company”, “the Group”, “we”, “us”) is a holding company.  We currently have controlling interests in our two main operating subsidiaries: Medicsight plc (“Medicsight”) and Medicexchange Limited (“Medicexchange”).  We also have wholly owned subsidiaries MGT Capital Investments (UK) Limited, MGT Investments (Gibraltar) Limited, Medicexchange Inc., Medicsight Nominees Limited, HTTP Tech Inc. and Medical Vision Systems Inc.

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

The Company has incurred significant operating losses since inception and has just commenced generating revenue from operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $254,780 at March 31, 2009. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products the Company develops and markets will be accepted by consumers.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements include the accounts of our Company and our wholly and majority owned subsidiaries. Our main operating subsidiaries are Medicsight and Medicexchange. The functional currencies of our subsidiaries are their local currencies.  All intercompany transactions and balances have been eliminated.  All foreign currency translation gains and losses arising on consolidation were recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation.   Non-controlling interest represents the minority equity investment in any of the MGT Capital Investments, Inc. group of companies, plus the minorities’ share of the net operating result and, in accordance with  Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, as amended, other components of equity relating to the non-controlling interest.

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

As of March 31, 2009 Medicsight’s share price had fallen to a level at which book value exceeded market value.  As a consequence, we carried out an impairment review and concluded that the goodwill was fully impaired.  See note 7.

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

As of March 31, 2009 we recorded $22 of deferred revenue relating to support and maintenance services and $41 relating to deferred license revenue, compared with $20 relating to support and license revenue and $42 relating to deferred license revenue at December 31, 2008.

Medicexchange

We recognize revenue when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. Deferred revenue is recorded when payments are received in advance of performing our service obligations.

As of March 31, 2009 we recorded $12 of deferred revenue relating to Medicexchange, compared with $15 at December 31, 2008.

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

For the three months ended March 31, 2009 and March 31, 2008 the Company expended $459 and $595 respectively, for research and development expenses for Medicsight CAD and its products.

Fair value of financial instruments

On January 1, 2008 the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and financial liabilities.  In accordance with Financial Accounting Standards Board Staff Position (FSP) No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” the Company applied SFAS 157 for non-financial assets and non-financial liabilities on January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements.

Income taxes

Effective January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  At the adoption date of January 1, 2007 and also as of March 31, 2009, the Company did not have any unrecognized tax benefits. We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Consolidated Statements of Operations.  There was no interest and penalties for the three months ended March 31, 2009 and 2008. Tax years beginning in 2004 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

The computation of diluted loss per share excludes all options because they are anti-dilutive. For the three months ended March 31, 2009 there were 15,819,168 options excluded with a weighted average exercise price of $1.31 per share.  For the three months ended March 31, 2008 there were 14,420,000 options excluded with a weighted average exercise price of $1.73.

Comprehensive income (loss)

Comprehensive income (loss) as defined by SFAS No. 130, “Reporting Comprehensive Income,” includes net income (loss) and items defined as other comprehensive income (loss). SFAS No. 130 requires that items defined as other comprehensive income (loss), such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities, be separately classified in the financial statements. Such items are reported in the consolidated statements of stockholders’ equity as comprehensive (loss).

Segment reporting

The Company follows the provisions of SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information”. The approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers.  We operate in two segments, Medicsight, a medical imaging company, and Medicexchange web portal for radiologists.

Stock options

The Company follows Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment SFAS 123(R) , which requires that compensation cost relating to share-based payment transactions be recognized as an expense in the financial statements, and that measurement of that cost be based on the estimated fair value of the equity or liability instrument issued.  SFAS No 123(R) also requires that forfeitures be estimated and recorded over the vesting period of the instrument.

Recent accounting pronouncements

On January 1, 2009 the Company adopted the provisions of SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS No. 141R).  SFAS No. 141R significantly changes the accounting for business combinations.  Under SFAS No. 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with only limited exceptions.  SFAS No.141R also includes a substantial number of new disclosure requirements.  In April 2009 the FASB issued FSP FAS 141(R)-1 which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies.  Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss — an interpretation of FASB Statement No. 5.  SFAS No. 141(R) and FSP FAS 141(R)-1 became effective for us beginning January 1, 2009, and will apply prospectively to business combinations completed on or after that date.

In April 2009 the Financial Accounting Standards Board (“FASB”) issued three Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities.  FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured.  FSP FAS 115-2 and FAS 124-2 establish a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income.  FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods.  All of these FSPs are effective for us beginning April 1, 2009.  We are assessing the potential impact that the adoption of FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 may have on our consolidated financial statements.  FSP FAS 107-1 and APB 28-1 will result in increased disclosures in our interim periods.

3. Non-controlling interest

On January 1, 2009 the Company adopted the provisions of SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51.”  SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest (formerly known as minority interest) in a subsidiary (which may include variable interest entities) and for the deconsolidation of a subsidiary.  Significant changes include: Balance sheet and income statement presentation and expanded disclosures; Accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation; Recognition and measurement of a gain or loss when a subsidiary is deconsolidated.  For balance sheet presentation, non-controlling interests are now recorded within equity and so-called “mezzanine” display is not permitted.  In income statements, the amount of income attributable to the non-controlling interest is not a deduction that impacts net income.  As a result of these requirements, various financial statements ratios have been impacted.  The Statement requires prospective application except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. Proir periods were reclassified to conform to the current period presentation.

4. Cash and cash equivalents

We invest our cash in short-term deposits with major banks.  At March 31, 2009 we held $32,606 in cash and cash equivalents.

Cash and cash equivalents consist of cash and temporary investments with maturities of 90 days or less when purchased.

Concentrations

The Company maintains its cash and cash equivalents at major financial institutions in Europe.  Cash held in foreign institutions is not insured by the FDIC and amounted to $32,606 as of March 31, 2009 and $38,294 as of December 31, 2008.  The Company periodically evaluates the relative credit standing of financial institutions considered in its cash investment strategy.

5.  Marketable securities

Investments in marketable securities consisting of HipCricket Inc. and a fund managed by Bank Sarasin & Company Limited as of December 31 were as follows:

	Market value	Cost	Unrealized gains	Transfer to net loss

At December 31, 2008	$1,884	$2,985	$—	$(1,101)
At March 31, 2009	$1,120	$1,884	$—	$(764)

In the three months ended March 31, 2009 we accounted for all losses in net income as we considered the reductions in value to be other than temporary.

Valuation of investments held at fair value

On January 1, 2008 the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and financial liabilities.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  Effective January 1, 2009 the Company adopted the provisions of SFAS No. 157 related to other nonfinancial assets and liabilities, in accordance with Financial Accounting Standards Board Staff Position (FSP) No. SFAS 157-2, “Effective Date of FASB Statement No. 157.”

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

Level 3 inputs are unobservable inputs that are supported by little or no market activity.  These inputs require significant management judgment and reflect our estimate of assumptions that market participants would use in pricing the asset.

We have valued HipCricket Inc using its closing price on the AIM market of the London Stock Exchange as of March 31, 2009. Due to the low number of market transactions for HipCricket Inc each transaction can potentially and has historically had a significant effect on the share price. It is for this reason we deem these to be a Level 2 input in the fair value hierarchy. However, we still believe that this is the best price at which to determine the current value.

Our investments in other marketable securities relate to holdings in corporate bonds issued by highly rated companies.  We have valued these investments at market prices as of December 31, 2008 and consider these to be Level 1 inputs as these are active markets.

The following table analyzes our investments holdings using the fair value hierarchy.

	Level 1	Level 2	Total

HipCricket Inc	$—	186	$186
Other marketable securities	934	—	934
Total	$934	186	$1,120

The following table analyzes the losses incurred on the investments during the three months ended March 31, 2009

	Loss on impairment deemed other than temporary	Other realized losses	Total

HipCricket Inc	$739	—	$739
Other marketable securities	25	—	25
Total	$764	—	$764

6.     Investments at cost

We account for investments in non-marketable securities under the cost method of accounting where we own less than a 20% interest in each of the companies and we do not have significant influence over the entity. We continually review each investment to assess for other-than-temporary decreases in value.

In 2000 MGT invested in Eurindia Limited, (“Eurindia”) a UK company that invested in IT start-up companies.  MGT has a 6% holding in Eurindia and accounts for this investment on a cost basis. During 2007 we received two dividends totaling $423 ($0.72 per share) which we recorded in Other Income.  Eurindia Limited’s management has informed us that they intend to pay a liquidating dividend of between 30 cents and 50 cents per share during the first half of 2009.  In Fiscal 2008 we assumed the dividend to be the lower of these two values and impaired our holding to the value of 30 cents a share.  As of March 31, 2009 we still consider that this approximates the investment’s fair value.  We consider this input to be a Level 3 input under the SFAS 157 fair value hierarchy, which is a significant unobservable input.

In 2007 the Company invested $960 in C preference shares of XShares Group LLC, an investment advisor that creates, issues and supports exchange traded funds with a particular healthcare specialty. In the year ended December 31, 2008 the Company invested an additional $2,040 in shares of XShares Group LLC bringing the total invested to $3,000. We account for these investments on a cost basis as our total holdings are less than 20%. In Fiscal 2008 we reviewed the carrying value of our investment in XShares LLC. XShares LLC was in the process of attempting to raise funds to drive the business forward. As this process had not been completed we impaired this investment to $600.  As of March 31, 2009 we believe that the $600 valuation still approximates fair value.

We estimated this impairment based on management’s review and discussion of the strategy and business plan of XShares LLC and review of draft Fiscal 2008 financial accounts prepared by an independent accountant. These inputs are subject to management’s judgment and we have therefore deemed them to be Level 3 inputs in the fair value hierarchy. The value of our investment has been reduced as previously invested cash has been used to fund business operations and as yet the business is not generating sufficient cash. However, we have reviewed XShares LLC’s business plan and we have adjusted our investment to a level we believe reflects the future market valuation and with no active market we believe this is the best method with which to determine the value of our investment.

The following table presents the changes in Level 3 instruments for the three months ended March 31, 2009.

	January 1, 2009	Purchases	Impairment losses included in earnings	March 31, 2009	Change in impairment losses relating to instruments still held at March 31, 2009

Eurindia Limited	$176	—	—	$176	$—
XShares LLC	600	—	—	600	—
	$776	—	—	$776	$—

7. Goodwill

Balance at December 31, 2008	$12,157
Impairment of goodwill	(12,157)
Balance at March 31, 2009	$—

At December 31, 2008, our goodwill totaled $12.2 million, which was entirely related to our shareholding in Medicsight plc.  We assess the impairment of goodwill of our reporting units annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable.  This assessment is based upon an analysis of both the market value and discounted anticipated future cash flow of the reporting unit.

The shares of Medicsight plc are traded on the AIM exchange of the London Stock Exchange.  We consider this to be a Level 1 input in the fair value hierarchy as defined in SFAS No. 157 “Fair Value Measurements”, as this is an unadjusted quoted price in an active market.

The estimate of future cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management.  Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, timings of regulatory approvals, economic conditions in the healthcare IT market, changes to our business model or changes in operating performance.

In addition, estimates of discounted cash flows would involve assumptions on a business with limited revenue history and developing revenue models, which increase the risk of differences between the projected and actual performance. Significant differences between these estimates and actual cash flows could materially affect our future financial results.  We consider these to be Level 3 inputs in the fair value hierarchy as defined in SFAS No. 157 “Fair Value Measurements”, as this is an unobservable input with little or no market activity that require significant management judgment.

We conducted our annual impairment test of goodwill as of December 31, 2008 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  As a result of this test we determined that no adjustment to the carrying value of goodwill was required.

In the period between December 31, 2008 and March 31, 2009, the market value of Medicsight plc, as traded on the AIM Market of the London Stock Exchange, declined from $53.0 million to $13.2 million.  Following this decline in value we conducted an impairment test of goodwill as of March 31, 2009 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  Due to the uncertainties involved in using the unobservable inputs to estimate future cash flows, we used market price, Level 1 inputs as the basis of our impairment review.  As a result of this test we determined that the carrying amount of Medicsight plc exceeded its fair value and recorded an impairment loss of $12.2 million during the quarter ended March 31, 2009.

8. Interest and other income/(expense)

We had the following interest and other income amounts:

	Three months ended March 31,
	2009	2008

Loss on marketable securities	$(764)	$—
Interest income	69	508
Total	$(695)	$508

The loss on marketable securities relates to losses considered other than temporary on our holdings in HipCricket and other marketable securities.

9. Comprehensive income (loss)

Comprehensive income (loss), as defined by SFAS No. 130, “Reporting Comprehensive Income”, includes net income (loss) and items defined as other comprehensive income.  SFAS No. 130 requires that items defined as other comprehensive income (loss), such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities, be separately classified in the financial statements.  Such items are reported in the consolidated statements of stockholders’ equity as comprehensive income (loss) as follows:

	Three months ended March 31,
	2009	2008

Net loss as reported	$(16,926)	$(5,552)
Unrealized foreign exchange (loss) gain	(1,411)	132
Unrealized gain on marketable securities	—	131
Comprehensive loss	$(18,337)	$(5,289)
Comprehensive loss attributable to non-controlling interest	1,826	1,773
Comprehensive loss attributable to MGT Capital Investments, Inc.	$(16,511)	$(3,516)

The unrealized foreign exchange loss predominantly relates to the movement, in the three month period ended March 31, 2009, on the difference between Medicsight’s net assets translated at the period end rate and the reserves translated at historical rates.

The total accumulated other comprehensive loss as of March 31, 2009 is the result of foreign currency translation.

10. Segment reporting

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

Medicsight listed on the AIM Market of the London Stock Exchange on June 21, 2007.  AIM listing rules require Medicsight to publish results under International Financial Reporting Standards (“IFRS”) in sterling.

The following is a reconciliation between Medicsight’s published financial statements and the US GAAP consolidated results:

	Medicsight plc	Medicsight plc	Medicsight plc	Medicexchange	Corporate and other	Total
	(IFRS)	GAAP Adj’ts	(US GAAP)	(US GAAP)	(US GAAP)	(US GAAP)

Three months March 31, 2009
Net revenue to external customers	$61	$—	$61	$13	$—	$74
Operating loss	(3,504)	(30)	(3,534)	(263)	(12,434)	(16,231)
Assets	24,329	—	24,329	2,621	9,515	36,465

Three months March 31, 2008
Net revenue to external customers	$34	$—	$34	$18	$—	$52
Operating loss	(4,040)	13	(4,027)	(934)	(1,099)	(6,060)
Assets	49,138	—	49,138	3,682	48,065	100,885

The principal GAAP adjustments are the accounting for stock options and cumulative translation adjustments.

The main operations and fixed assets of Medicsight are in the UK while Medicexchange’s are in the US and China.

11. Stock-Based Compensation

We have issued stock options from MGT and our principal subsidiary companies, Medicsight and Medicexchange.

MGT Stock Option Plan

On December 5, 2007 we approved the 2007 MGT stock option plan and granted options for 1,975,000 shares under this plan.  At March 31, 2009 there were 1,975,000 options outstanding and 658,333 of the options issued were exercisable.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant.

Medicsight Stock Option Plans

We have nine Stock Option Plans in Medicsight, whose shares were listed on the AIM Market of the London Stock Exchange on September 21, 2007.

Plan A - on February 26, 2003 we approved stock option plan “A” and in the three month period ended March 31, 2003 we granted options for 2,971,000 shares under this plan.  At March 31, 2009 there were 231,500 options outstanding, all of which were exercisable.

Plan B - on August 15, 2005 we approved stock option plan “B” and between July 1, 2003 and March 31, 2005 we granted options for 3,420,500 shares under this plan.  At March 31, 2009 there were 448,500 options outstanding, all of which were exercisable.

Plan C — on August 15, 2005 we approved stock option plan “C” and between April 1, 2005 and June 30, 2006 we granted options for 515,000 shares under this plan.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and

36 months from date of grant.  At March 31, 2009 there were 268,333 options outstanding and 251,667 of the options issued were exercisable.

Plan D - On July 13, 2006 we approved stock option plan “D” and granted options for 1,375,000 shares under this plan.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant. At March 31, 2009 there were 811,667 options outstanding and 583,334 of the options issued were exercisable.

Plan E - on February 22, 2007 we approved and granted options for 5,900,000 shares under stock option plan “E”.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the grant date. At March 31, 2009 there were 5,449,168 options outstanding and 3,667,500 of the options issued were exercisable.

Plan F - on May 16, 2007 we approved and subsequently granted options for 350,000 shares under stock option plan “F”.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At March 31, 2009 there were 350,000 options outstanding and 116,667 of the options issued were exercisable.

Plan G - on December 18, 2007 we approved and subsequently granted options for 3,025,000 shares under stock option plan “G”.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At March 31, 2009 there were 2,950,000 options outstanding and 983,333 the options issued were exercisable.

Plan H - on June 2, 2008 we approved and subsequently granted options for 750,000 shares under stock option plan “H”. Options under this plan vest in equal one thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At March 31, 2009 there were 750,000 options outstanding and none of the options were exercisable.

Plan I - on December 16, 2008 we approved and subsequently granted options for 1,805,000 shares under stock option plan “I”. Options under this plan vest in equal one thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At March 31, 2009 1,785,000 options were outstanding and none of the options were exercisable.

Medicexchange Stock Option Plans

We have two stock option plans in Medicexchange, whose shares are not publicly traded.

Plan A - on July 20, 2006 we approved Medicexchange stock option plan “A” and granted options for 950,000 shares under this plan.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant. At March 31, 2009 there were 650,000 options outstanding and 466,666 of the options issued were exercisable.

Plan B — on July 26, 2007 we approved Medicexchange stock option plan “B” and granted options for 300,000 shares under this plan. Options issued under this plan vest equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant.  At March 31, 2009 there were 150,000 options outstanding and 50,000 of the options issued were exercisable.

The assumptions used in the Black-Scholes option valuation model used in the calculation of grant date fair value for the above options are highly subjective and can materially affect the resulting valuation. These assumptions are based on multiple factors including United Kingdom treasury bonds for the risk-free rate at the time of grant, expected future exercising patterns (we cannot base the estimate on the historical exercise patterns as no options have been exercised) and the volatility of the MGT stock price.

The following table summarizes stock option activity for the three months ended March 31, 2009:

	Outstanding			Exercisable
	Number of shares	Weighted- average exercise price		Number of shares	Weighted- average exercise price

Outstanding at December 31, 2008	16,137,500	£0.91	$(1.31)	5,679,166	£0.98	$(1.42)

Granted	—	—	—
Exercised	—	—	—
Forfeited	(318,332)	0.65	(0.93)

Outstanding at March 31, 2009	15,819,168	£0.92	$(1.31)	7,457,500	£0.87	$(1.23)

The following is a summary of the status of the stock options outstanding at March 31, 2009:

	Outstanding options				Exercisable options
		Remaining
	Number	Contractual life (years)	Average exercise price		Number	Average exercise price

MGT Capital Investments, Inc. 2007 Plan	1,975,000	8.7		$3.69	658,333		$3.69
Medicsight Plan A	231,500	4.3	£0.75	$(1.07)	231,500	£0.75	$(1.07)
Medicsight Plan B	448,500	5.5	£0.75	$(1.07)	448,500	£0.75	$(1.07)
Medicsight Plan C	268,333	6.3	£0.75	$(1.07)	251,667	£0.75	$(1.07)
Medicsight Plan D	811,667	7.3	£0.83	$(1.18)	583,334	£0.83	$(1.18)
Medicsight Plan E	5,449,168	7.9	£0.50	$(0.71)	3,667,500	£0.50	$(0.71)
Medicsight Plan F	350,000	8.2	£0.75	$(1.07)	116,667	£0.75	$(1.07)
Medicsight Plan G	2,950,000	8.7	£1.10	$(2.00)	983,333	$1.10	$(2.00)
Medicsight Plan H	750,000	9.2	£0.69	$(1.56)	—	—	—
Medicsight Plan I	1,785,000	9.7	£0.24	$(0.34)	—	—	—
Medicexchange Plan A	650,000	7.5	£0.40	$(0.57)	466,666	£0.40	$(0.57)
Medicexchange Plan B	150,000	8.3	£1.00	$(1.42)	50,000	£1.00	$(1.42)

On March 11, 2008 we modified the vesting terms for 450,000 options in Medicsight plan E, and 150,000 options in Medicexchange plan B for a former employee and allowed these options to be transferred to his estate. The total modification charge for the three months ended March 31, 2009 was $37 compared with $333 for the three months ended March 31, 2008.

We recorded the following amounts related to stock-based expenses in the Statement of Operations for the following periods:

	Three months ended March 31,	Three months ended March 31,
	2009	2008

Selling, general and administrative	$453	$1,040

Research and development	28	51

Total	$481	$1,091

Of the $481 stock-based expense in the quarter, $136 was allocated to non-controlling interest.

No compensation costs were capitalized.

The aggregate intrinsic value for options outstanding and exercisable at March 31, 2009 was $nil. The aggregate intrinsic value for all outstanding options was $nil.

A summary of non-vested options at March 31, 2009 and the change during the three months ended March 31, 2009 is presented below:

	Number of options	Weighted average grant date fair value

Non-vested at January 1, 2009	10,458,334	£0.35	$(0.51)
Granted	—
Vested	(1,841,666)	0.26	(0.37)
Forfeited	(255,000)	0.32	(0.45)
Non-vested at March 31, 2009	8,361,668	£0.42	$(0.60)

At March 31, 2009 there was $5,036 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the option plans.

Non-vested awards are expected to be recognised over a weighted average period of 1.15 years.

12. Non-controlling interest

The Company has non-controlling investors in both Medicsight and Medicexchange as follows:

	Medicsight	Medicexchange	Total

Non-controlling interest at January 1, 2009	$15,036	$981	$16,017
Non-controlling share of operating losses	(1,563)	(33)	(1,596)
Non-controlling share of stock-based expense	137	(1)	136
Non-controlling share of other comprehensive (loss) income	(231)	1	(230)
Non-controlling interest at March 31, 2009	$13,379	$948	$14,327

13. Related Party Transactions

Tim Paterson-Brown, our Chief Executive Officer, is a non-executive director of Accsys Technologies plc, which has a subsidiary company Titan Wood Limited. Titan Wood Limited rents space in 66 Hammersmith Road. In the three month period ended March 31, 2009 and 2008 respectively, $88 and $79 of office related costs were recharged to Titan Wood Limited. At March 31, 2009 there was a balance receivable from Titan Wood Limited of $88 of which $28 remains unpaid as of May 13, 2009. This is payable within 30 days under the terms of the invoice.

14. Commitments

Lease Commitments and Security Deposit

On August 25, 2006 we executed a 10-year agreement with Pirbright Holdings Limited, to lease 8,787 square feet of office space at the Kensington Centre, 66 Hammersmith Road, London W14 8UD, UK.  Under this lease agreement our UK property rent, services and related costs are be approximately £330 ($471) per annum, paid quarterly in advance.  We have the right to terminate this agreement on the expiry of the fifth year of the lease.  Our annual rent is subject to upward only review on August 24, 2011.

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

The following is a schedule of the future minimum rental payments required under operating leases that have initial or remaining non-cancellable terms in excess of one year:

Year Ending December 31,
2009 (remaining nine months)	$459
2010	612
2011	235
2012	5
2013	1
Later Years	—
Total minimum	$1,312

Other commitments

In July 2008 we entered into an agreement with a partner to develop interfaces for our software.  We have committed to pay Euros 1,445 ($1,908) over an expected thirty-six month period.  As at March 31, 2009 we have paid Euros 725 ($957).  These payments will be recovered against future royalty payments, should the products be successfully commercialized.  These payments have been expensed to the income statement and classified as research and development.

15. Subsequent Events

On May 14, 2009, the Company executed and delivered a Convertible Promissory Note (the “Note”) in the principal amount of $1,100 with XShares Group, Inc. (“XSG”), a Delaware corporation.  The principal amount includes a fee of $100 payable to the Company.  All of the Note shall be converted into Series B Preferred Stock of XSG (the “Series B Shares”) at the Initial Closing (as defined below).  In the event that an Amended and Restated Certificate of Incorporation designating the rights and preferences of the Series B Shares (the “Certificate”) is not approved by a majority of the stockholders of XSG, then the entire unpaid principal sum of the Note, plus interest thereon, shall be immediately paid to the Company or converted into shares of XSG’s common stock at a price of $0.001 per share at the option of the Company .  A copy of the Note is annexed hereto as Exhibit 10.5.

Simultaneously with executing the Note, the Company entered into a Securities Purchase Agreement (the “SPA”) with XSG, pursuant to which the Company agreed to purchase an aggregate of 73,943,662 Series B Shares at a purchase price of $0.0284 per share.  The SPA contains the standard representations and warranties for a transaction of this type and is subject to the approval by the stockholders of XSG of the Certificate. The Series B Shares are redeemable at the option of XSG, at a price of 1.05 times the original issue price.

It is anticipated that the purchase and sale of the Series B Shares will take place in two closings.

1.    The initial closing of 38,732,394 Series B Shares will occur immediately upon the filing of the Certificate with the Secretary of State of the State of Delaware (the “Initial Closing”).

2.    The second closing of 35,211,268 Series B Shares will occur upon the later of (i) July 16, 2009 or (ii) five days following the filing of the Certificate.  A copy of the SPA and a form of the Certificate are annexed hereto as Exhibits 10.3 and 10.4, respectively.

During the year ended December 31, 2007, the Company acquired shares valued at $960 in XSG’s predecessor, XShares Group, LLC.   This investment was introduced to the Company by Asia IT (a related party).   In the year ended December 31, 2008, the Company acquired additional shares of XSG valued at $2,040, bringing the total historical investment to $3,000. As of December 31, 2008, this investment was deemed impaired to a value of $600.

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

Executive Summary

MGT Capital Investments, Inc. achieved the following results in the first quarter of 2009:

•            Revenue from license and other sales increased 42% to $74 compared to $52 in 2008.

•            Gross margin increased 80% to $72 compared to $40 in 2008.

•            Other operating expenses, excluding the goodwill impairment, decreased 32% to $4,146 compared to $6,100 in 2008.

•            $12,157 of goodwill relating to Medicsight was fully impaired.

•            Net loss increased 305% to $15,330 and resulted in a loss per share of $0.47 compared to a net loss of $3,779 and net loss per share of $0.10 in 2008.  The large increase was due to the impairment of goodwill relating to Medicsight.

While remaining small in value, revenue has increased due to higher sales of sales of Medicsight products and we expect revenue to continue to grow year after year.

Operating costs, excluding the goodwill impairment, have reduced by $1,954 due to a general focus on reducing costs and significantly because of a fall in the value of sterling from $1.99:£1 to $1.42:£1.  On a like for like exchange rate, operating costs for the three months ended March 31, 2008 would have been approximately $4,548.

Our balance sheet remains strong with cash, cash equivalents and marketable securities of $33,726 compared to $40,178 in December, 2008. The movement is mainly attributable to cash used in operating activities ($5,173), cash used in investing activities ($14) and the effects of exchange rates ($501).

Goodwill impairment

At December 31, 2008, our goodwill totaled $12.2 million, which was entirely related to our shareholding in Medicsight plc.  We assess the impairment of goodwill of our reporting units annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable.  This assessment is based upon an analysis of both the market value and discounted anticipated future cash flow of the reporting unit.

The shares of Medicsight plc are traded on the AIM Market of the London Stock Exchange.  We consider this to be a Level 1 input in the fair value hierarchy as defined in SFAS No. 157 “Fair Value Measurements”, as this is an unadjusted quoted price in an active market.

The estimate of future cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management.  Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, timings of regulatory approvals, economic conditions in the healthcare IT market, changes to our business model or changes in operating performance.

In addition, estimates of discounted cash flows would involve assumptions on a business with limited revenue history and developing revenue models, which increase the risk of differences between the projected and actual performance. Significant differences between these estimates and actual cash flows could materially affect our future financial results.  We consider these to be Level 3 inputs in the fair value hierarchy as defined in SFAS No. 157 “Fair Value Measurements”, as this is an unobservable input with little or no market activity that require significant management judgment.

We conducted our annual impairment test of goodwill as of December 31, 2008 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  As a result of this test we determined that no adjustment to the carrying value of goodwill was required.

In the period between December 31, 2008 and March 31, 2009, the market value of Medicsight plc, as traded on the AIM Market of the London Stock Exchange, declined from $53.0 million to $13.2 million.  Following this decline in value we conducted an impairment test of goodwill as of March 31, 2009 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  Due to the uncertainties involved in using the unobservable inputs to estimate future cash flows, we used market price, Level 1 inputs as the basis of our impairment review.  As a result of this test we determined that the carrying amount of Medicsight plc exceeded its fair value and recorded an impairment loss of $12.2 million during the quarter ended March 31, 2009.

Critical accounting policies and estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements and the related disclosures, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our condensed consolidated financial statements and accompanying notes. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results could differ from these estimates.

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

Equity-based compensation

We recognize compensation expense for all equity-based payments in accordance with SFAS No. 123(R). Under the fair value recognition provisions of SFAS No. 123(R), we recognize equity-based compensation net of an estimated forfeiture rate and recognize compensation cost only for those shares expected to vest over the requisite service period of the award.

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

Fair value of financial instruments

On January 1, 2008 the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and financial liabilities.  Applying fair value measurements to our financial instruments requires management’s judgment, especially when using Level 2 and Level 3 inputs as defined in SFAS 157’s fair value hierarchy.

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

Results of Operations

Three months ended March 31, 2009 vs. March 31, 2008

Revenue and Margin

We have generated revenues of $74 and gross margin of $72 for the three months ended March 31, 2009, compared to $52 and $40 for the three months ended March 31, 2008.  Medicsight increased revenues in the period and Medicexchange’s fell slightly.

Medicsight has sold licenses in Europe where it has regulatory approvals.

Medicexchange generated revenue from advertising sales in China and the USA.

Operating Expenses

Our research and development expense for the three months ended March 31, 2009 was $459 compared to $595 for the three months ended March 31, 2008. Our research and development costs were comprised of staff, staff related consultancy, stock options and product development software costs expensed on the research and development of Medicsight’s products.

Our selling, general and administrative expenses for the three months ended March 31, 2009 were $3,687 compared to $5,505 for three months ended March 31, 2008, with the significant items being:

•                  A strengthening of the dollar against Sterling has reduced all elements of selling, general and administrative expenses by approximately $1,350 in the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

•                  People related costs decreased by $283 (11%) due to a reduced head count in Medicexchange, a lower provision for bonus costs and reduced recruitment costs.

•                  Stock option charges have decreased by $610 (56%) from the first quarter of 2008 due to the effect of modifications made to plans in the first quarter of 2008, pushing up the cost in that period, and the fall in the value of sterling against the dollar.

At the end of the quarter ended March 31, 2009 we implemented a redundancy program in Medicsight to reduce costs.  As a consequence, we expect people related costs to continue to decrease.  Related redundancy costs amounted to $102.

Professional fees in MGT Capital Investments, Inc.’s company only income statement have increased due to costs relating to a strategic review.

Following an impairment review, we fully impaired $12,157 of goodwill relating to Medicsight, compared to a $nil impairment charge in the three months ended March 31, 2008.  As explained in the executive summary, we based our fair value measurements on the market price of Medicsight shares listed on the AIM Market of the London Stock Exchange as of March 31, 2009.

Interest and other income included an expense of $695 in the three months ended March 31, 2009 compared to income of $508 in the same period in the prior year.   The expense related to a $739 impairment of Hipcricket and a $25 impairment of other marketable securities.  This expense was included in net loss as we considered the loss to be other than temporary.  In the same period in the prior year gains made on these marketable securities were included in other comprehensive income. Also included in interest and other income was interest income of $69 compared to $508 in the three months ended March 31, 2008.  The fall was due to lower the lower level of cash held and lower interest rates.

Income Tax

Our effective tax rate for the three months ended March 31, 2009 is 0%.  The difference in the Company’s effective tax rate from the Federal statutory rate is primarily due to a 100% valuation allowance provided for all deferred tax assets.

Net loss and net loss per share

Net loss attributable to equity holders of MGT Capital Investments, Inc. was $15,330 for the three months ended March 31, 2009 compared to a net loss of $3,779 for the three months ended March 31, 2008. Net loss per share for the three months ended March 31, 2009 was $0.47 (based on weighted average shares outstanding of 32,550,590), compared to $0.10 for the three months ended March 31, 2008 (based on weighted average shares outstanding of 38,846,986).

Operational currency

Our main operating currency is UK sterling.  Its results of operations are affected by changes in the $: £ rates used to translate the operational result. For three months ended March 31, 2009 the average rate was $1.43: £1.00 and for three months ended March 31, 2008 the rate was $1.99:£1.00, a decrease of 28%.

Operating results by business segment

We consider MGT’s business segments to be those of its two operating subsidiaries, Medicsight and Medicexchange.

Medicsight

	Three months ended March 31,
	2009	2008

Revenue	$61	$34
Selling, general and administration costs	3,136	3,466
Research and development	459	595
Operating expense	3,595	4,061
Stock-based compensation (included in operating expenses)	310	706
Operating loss	(3,534)	(4,027)
Interest and other income	39	312

	March 31, 2009	December 31, 2008

Cash	$22,348	$26,624
Net assets	21,597	25,302

Medicsight revenue improved in the three months ended March 31, 2009 due to increased interest in our ColonCAD™ product as it develops traction in the market.  While we have regulatory approval in a number of territories, our revenues have been generated in the EU.  We expect European revenues to continue to improve year after year, but believe that the US and Japanese markets offer a higher revenue opportunities once regulatory approval is granted.  Support and maintenance revenue is currently low, but we intend to build this as a revenue stream.

The fall in the value of sterling against the dollar is the main reason for the decrease in operating costs.

Research and development is made up of staff, staff related consultancy, stock options and product development software costs expensed on the research and development of Medicsight’s products.  These have decreased in three months ended March 31, 2009 due to the fluctuations in currency exchange rates.

In local currency terms, bonus charges fell as we believe that, after the redundancy program in Medicsight, any potential year end performance related bonuses would, in total, be lower than in the previous year.  The stock option charge fell as we made modifications to certain options in the three months ended March 31, 2008 and the charge has not been repeated in the three months ended March 31, 2009.

We are currently streamlining Medicsight’s operations and reducing staff numbers in order to reduce our operating costs and cash flow.  We therefore expect costs in 2009 to be lower due to reduced salary and discretionary expenses.  This headcount reduction is being implemented across multiple departments and all locations.

Interest and other income was generated by returns on the investment of the proceeds from the IPO in June 2007.  Interest income has fallen in the first quarter of 2009 compared to the same period in 2008 as the level of cash invested was lower , combined with lower investment returns due to significantly lower interest rates.  We believe that continuing low interest rates, combined with lower cash balances, will mean a lower level of interest and other income during Fiscal 2009 compared to Fiscal 2008.

Cash and net assets were lower at March 31, 2009 compared to December 31, 2008 because of Medicsight’s net loss and also as sterling fell in value against the US dollar.

Medicexchange

	Three months ended March 31,
	2009	2008

Revenue from external customers	$13	$18
Cost of revenue	2	12
Gross margin	11	6
Operating expenses	(274)	(940)
Operating loss	(263)	(934)
Stock-based compensation (included in operating expenses)	5	125

	March 31, 2009	December 31, 2008

Cash	$1,300	$1,322
Net (liabilities)	(1,698)	(1,412)

In the first quarter of 2008 Medicexchange’s revenue was derived from both online and offline sales; in the same period in 2009 we focused on online sales, leading to a lower level of sales but at a higher margin.  The online sales were split between the US and China 60%/40% respectively.  We expect our focus to continue be on online sales.

We have reduced our spend on operations.  In September 2008 we made the decision to scale back our London cost base and increased our emphasis on our New York office as this is closer to our target market.  We have also outsourced some of our website costs to external contracts to reduce our cost.  Salary costs have fallen after a number of London and Beijing-based staff left the business.  Also, all Medicexchange’s Beijing employees have now started to work for Medicsight and are no longer a cost to Medicexchange.  Our China business is now focused solely on the Shanghai-based Maydeal website.

We also use less office space and the lower number of staff has lead to a lower level of ancillary costs.  We have also reduced our discretionary spending, demonstrated by the reduction in all other listed cost categories.

Liquidity and Capital Resources

Working Capital information

	March 31, 2009	December 31, 2008
Working capital summary
Cash, cash equivalents and marketable securities	$33,726	$40,178
Current assets	34,523	41,212
Current liabilities	(3,210)	(4,340)
Working capital surplus	$31,313	$36,872
Ratio of current assets to current liabilities	10.8	9.5

	Three months ended March 31,
	2009	2008
Cash flow summary
Cash (used for) provided by
Operating activities	$(5,173)	$(5,840)
Investing activities	(14)	(6,581)
Financing activities	—	(1,877)
Effects of exchange rates on cash and cash equivalents	(501)	132
Net cashflow	$(5,688)	$(14,166)

Our cash, cash equivalents and marketable securities have reduced during 2009 predominantly because of the cash used in operating activities.  Our net cash used in operating activities differs from net loss because of various non-cash adjustments such as the transfer to non-controlling interest, stock-based compensation and impaired investments and goodwill.  Even though net loss was greater in the three months ended March 31, 2009 compared to the same period in the prior year, cash used in operating activities was lower.  This was due to lower levels of expenditure in the three months ended March 31, 2009, and the fact that net loss included the $12,157 non-cash goodwill impairment charge relating to goodwill.

Our ratio of current assets to current liabilities has remained relatively constant at 10.8.  This is a result of the $32,606 of cash held in the Company.

Valuation of investments held at fair value

We hold investments in HipCricket Inc. and various marketable securities at fair value.

We have valued HipCricket Inc. using its closing price on the AIM market of the London Stock Exchange as of March 31, 2009. Due to the low number of market transactions for HipCricket Inc. each transaction can potentially and has historically had a significant effect on the share price. It is for this reason we deem these to be a Level 2 input in the fair value hierarchy. However, we still believe that this is the best price at which to determine the current value.

Our investments in other marketable securities relate to holdings in corporate bonds issued by highly rated companies.  We have valued these investments at market prices as of March 31, 2009 and consider these to be Level 1 inputs as these are active markets.

In the three months ended March 31, 2009 Hipcricket was impaired by $739 and other marketable securities by $25. This impairment loss was recognised in net loss.  In the same period in the prior year, $131 of gains on these securities were recognised in other comprehensive income.

Impairment review of investments held at cost

We account for our investments in Eurindia Limited and XShares LLC at cost subject to impairment.

We carried out an impairment review of our holdings in Eurindia Limited as of December 31, 2008.  Eurindia Limited’s management has informed us that they intend to pay a liquidating dividend of between 30 cents and 50 cents per share.  We have assumed the dividend to be the lower of these two values and have impaired our holding to the value of 30 cents per share.  We consider the input to this approximation of fair value to be a Level 3 input under the SFAS 157 fair value hierarchy, which is a significant unobservable input.  As at March 31, 2009 we believe that this still represents fair value for the investment.

We also reviewed the carrying value of our investment in XShares LLC as of December 31, 2008.  XShares LLC was in the process of raising funds to drive the business forward.  As this process had not been completed we have impaired this investment to $600.  As of March 31, 2009 the moves to raise funds are still taking place and we believe that the $600 valuation still approximates fair value.

We estimated this impairment based on management’s review and discussion of the strategy and business plan of X Shares LLC and review of draft Fiscal 2008 financial accounts prepared by an independent accountant. These inputs are subject to management’s judgment and we have therefore deemed them to be Level 3 inputs in the fair value hierarchy. The value of our investment reduced as previously invested cash has been used to fund business operations and as yet the business is not generating sufficient cash. However, we have reviewed XShares LLC’s business plan and we have adjusted our investment to a level we believe reflects the future market valuation and with no active market we believe this is the best method at which to determine the value of our investment.

Investment in Medicsight

Our condensed consolidated financial statements include the results and financial condition of our subsidiary, Medicsight.  Our holding in Medicsight is 86,000,000 shares out of Medicsight’s issued share capital of 155,524,504 shares.

As of March 31, 2009 Medicsight’s share price was £0.06 ($0.09) compared to £0.235 ($0.34), as of December 31, 2008.  This valued Medicsight at £9,331 ($13,264), compared to £20,210 ($29,262) as of December 31, 2008.

As of May 11, 2009 Medicsight’s share price was £0.12 ($0.18) valuing the Company’s investment at £10,105 ($15,294), assuming a $:£ exchange rate of 1.5135.

Risks and uncertainties related to our future capital requirements

To date we have primarily financed our operations through private placements of equity securities.  To the extent that additional capital is raised through the sale of equity or equity-related securities of the Company or its subsidiaries, the issuance of such securities could result in dilution to our stockholders.

No assurance can be given, however, that we will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy our cash requirements to implement our business strategies.

If we are unable to access the capital markets or obtain acceptable financing, our results of operations and financial conditions could be materially and adversely affected.  We may be required to raise substantial additional funds through other means.

Our technology has not yet been regulated in all target territories and as a result commercial results have been limited and we have not generated significant revenues.  We cannot assure our stockholders that our technology and products will be commercialized successfully, or that if so commercialized, that revenues will be sufficient to fund our operations.

If adequate funds are not available to us, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish.

Capital commitments

On August 25, 2006 we executed a 10-year agreement with Pirbright Holdings Limited, to lease 8,787 square feet of office space at the Kensington Centre, 66 Hammersmith Road, London W14 8UD, UK.

Under this lease agreement our UK property rent, services and related costs will be approximately £330 ($471) per annum, paid quarterly in advance.  We have the right to terminate this agreement on the expiration of the fifth year of the lease.  Our annual rent is subject to upward only review on August 24, 2011.  We have two 10-month rent-free periods: the first commencing August 25, 2006; the second commencing August 25, 2011.

We have satellite offices in Tokyo (Japan) and Beijing (China) — which are on three and two year rental agreements respectively.

In July 2008 we entered into an agreement with a partner to develop interfaces for our software.  We have committed to pay Euros 1,445 ($1,908) over an expected thirty-six month period.  As at March 31, 2009 we have paid Euros 725 ($957).  These payments will be recovered against future royalty payments, should the products be successfully commercialized.

The following table analyzes our contractual obligations.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years
Operating lease obligations	$1,312	$459	$847	$6
Purchase obligations	951	951	—	—

Total	$2,263	$1,410	$847	$6

Recent accounting pronouncements

On January 1, 2009 we adopted the provisions of SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS No. 141R).  SFAS No. 141R significantly changes the accounting for business combinations.  Under SFAS No. 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with only limited exceptions.  SFAS No.141R also includes a substantial number of new disclosure requirements.  In April 2009, the FASB issued FSP FAS 141(R)-1 which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies.  Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss — an interpretation of FASB Statement No. 5.  SFAS No. 141(R) and FSP FAS 141(R)-1 became effective for us beginning January 1, 2009, and will apply prospectively to business combinations completed on or after that date.

On January 1, 2009 we adopted the provisions of SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51.”  SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest (formerly known as minority interest) in a subsidiary (which may include variable interest entities) and for the deconsolidation of a subsidiary.  Significant changes include: Balance sheet and income statement presentation and expanded disclosures; Accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation; Recognition and measurement of a gain or loss when a subsidiary is deconsolidated.  For balance sheet presentation, non-controlling interests are now recorded within equity and so-called “mezzanine” display is not permitted.  In income statements, the amount of income attributable to the non-controlling interest is not a deduction that impacts net income.  As a result of these requirements, various financial statements ratios have been impacted.  The Statement requires prospective application except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented.

In April 2009 the Financial Accounting Standards Board (“FASB”) issued three Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities.  FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured.  FSP FAS 115-2 and FAS 124-2 establish a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income.  FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods.  All of these FSPs are effective for us beginning April 1, 2009.  We are assessing the potential impact that the adoption of FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 may have on our consolidated financial statements.  FSP FAS 107-1 and APB 28-1 will result in increased disclosures in our interim periods.

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

Foreign Exchange Risk

We are exposed to foreign currency exchange rate fluctuations related to the operation of our international subsidiaries.  Our main operating currency is UK sterling.  We also have subsidiary operations in Japan and China who operate in their local currencies.

Our operating costs in Fiscal 2008 were predominantly in UK sterling; we do not foresee any change in Fiscal 2009 or Fiscal 2010. A ten percent increase or decline in the US dollar exchange rate against all foreign currencies would have created an increase or decline in our operating costs in the three months ended March 31, 2009 of approximately $344.

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

Item 4T.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                            Legal Proceedings

None.

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

There are a number of groups and organizations, such as software companies in the medical imaging field, MDCT scanner manufacturers, screening companies and other healthcare providers that may develop a competitive offering to the Medicsight CAD products and Medicexchange.com.  In addition, these competitors may have significantly greater resources than MGT. We cannot make any assurance that they will not attempt to develop such offerings, that they will not be successful in developing such offerings or that any offerings they may develop will not have a competitive edge over Medicsight CAD products and Medicexchange.com. Should a superior offering market come to market, this could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

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

Our current corporate structure may place us in an unfavorable market position vis-à-vis our competitors.

MGT’s corporate structure may make it more difficult or costly to take certain actions. MGT conducts its business through: (a) Medicsight, a UK public company which is 55% owned by the Company, and through Medicsight’s subsidiaries in the United Kingdom, the United States, Japan and Gibraltar; and (b) the Medicexchange subsidiaries, in which MGT’s holdings range between 75% and 100%.  Although MGT, Medicsight and Medicexchange share some directors and management, they are required to comply with corporate governance and other laws and rules applicable to public companies in the United Kingdom and the United States.  Should MGT propose to take any action, such as a transfer or allocation of assets or liabilities between MGT and its subsidiaries, MGT would have to take into consideration the potentially conflicting interests of MGT’s stockholders and the non-controlling stockholders.  This may deter MGT from taking such actions that might otherwise be in the best interest of MGT or cause MGT to incur additional costs in taking such actions. The subsidiary companies would not be able to pay dividends or make other distributions of profits or assets to MGT without making pro-rata payments or distributions to the respective non-controlling stockholders.  Although neither the subsidiary companies nor MGT has plans to pay dividends or make distributions to its shareholders, MGT’s corporate structure may deter its subsidiaries from doing so in the future.  If at any point we are ultimately unable to resolve any of these conflicts, this could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

The protection of our intellectual property may be uncertain, and we may face possible claims of others.

Although we have received patents and have filed patent applications with respect to certain aspects of our technology, we generally do not rely on patent protection with respect to our products and technologies. Instead, we rely primarily on a combination of trade secret and copyright law, employee and third-party non-disclosure agreements and other protective measures to protect intellectual property rights pertaining to our products and technologies. Such measures may not provide meaningful protection of our trade secrets, know-how or other intellectual property in the event of any unauthorized use, misappropriation or disclosure. Others may independently develop similar technologies or duplicate our technologies. In addition, to the extent that we apply for any patents, such applications may not result in issued patents or, if issued, such patents may not be valid or of value. Third parties could, in the future, assert infringement or misappropriation claims against us with respect to our current or future products and technologies, or we may need to assert claims of infringement against third parties. Any infringement or misappropriation claim by us or against us could place significant strain on our financial resources, divert management’s attention from our business and harm our reputation. The costs of prosecuting or defending an intellectual property claim could be substantial and could adversely affect our business, even if we are ultimately successful in prosecuting or defending any such claims. If our products or technologies are found to infringe the rights of a third party, we could be required to pay significant damages or license fees or cease production, any of which could have a material adverse effect on our business.  If a claim is brought against us, or we ultimately prove unsuccessful on the claims on our merits, this could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

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

In the three months ended March 31, 2009 no shares of common stock were issued.

Item 3.                            Defaults Upon Senior Securities

None.

Item 4.                            Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Other Information.

On May 14, 2009, the Company executed and delivered a Convertible Promissory Note (the “Note”) in the principal amount of $1,100 with XShares Group, Inc. (“XSG”), a Delaware corporation.  The principal amount includes a fee of $100 payable to the Company.  All of the Note shall be converted into Series B Preferred Stock of XSG (the “Series B Shares”) at the Initial Closing (as defined below).  In the event that an Amended and Restated Certificate of Incorporation designating the rights and preferences of the Series B Shares (the “Certificate”) is not approved by a majority of the stockholders of XSG, then the entire unpaid principal sum of the Note, plus interest thereon, shall be immediately paid to the Company or converted into shares of XSG’s common stock at a price of $0.001 per share at the option of the Company.  A copy of the Note is annexed hereto as Exhibit 10.5.

Simultaneously with executing the Note, the Company entered into a Securities Purchase Agreement (the “SPA”) with XSG, pursuant to which the Company agreed to purchase an aggregate of 73,943,662 Series B Shares at a purchase price of $0.0284 per share.  The SPA contains the standard representations and warranties for a transaction of this type and is subject to the approval by the stockholders of XSG of the Certificate. The Series B Shares are redeemable at the option of XSG, at a price of 1.05 times the original issue price.

It is anticipated that the purchase and sale of the Series B Shares will take place in two closings.

1.     The initial closing of 38,732,394 Series B Shares will occur immediately upon the filing of the Certificate with the Secretary of State of the State of Delaware (the “Initial Closing”).

2.     The second closing of 35,211,268 Series B Shares will occur upon the later of (i) July 16, 2009 or (ii) five days following the filing of the Certificate.  A copy of the SPA and a form of the Certificate are annexed hereto as Exhibits 10.3 and 10.4, respectively.

During the year ended December 31, 2007, the Company acquired shares valued at $960 in XSG’s predecessor, XShares Group, LLC.   This investment was introduced to the Company by Asia IT (a related party).   In the year ended December 31, 2008, the Company acquired additional shares of XSG valued at $2,040, bringing the total historical investment to $3,000. As of December 31, 2008, this investment was deemed impaired to a value of $600.

Exhibits

10.3	Securities Purchase Agreement with XShares Group, Inc.
10.4	Second Amended and Restated Certificate of Incorporation of XShares Group, Inc.
10.5	Convertible Promissory Note between XShares Group, Inc. and MGT Capital Investments, Inc.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer — filed herewith).
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer — filed herewith).
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer — filed herewith).
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer — filed herewith).

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT Capital Investments, Inc.

	By:	/s/ TIM PATERSON-BROWN
Tim Paterson-Brown
Chief Executive Officer

	By:	/s/ ALLAN ROWLEY
Allan Rowley
Chief Financial Officer

May 15, 2009