Form 10-Q
period 2009-06-30
MGT CAPITAL INVESTMENTS INC
filed 2009-08-14
CIK 1001601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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

As of August 14, 2009 the registrant had outstanding 32,550,590 shares of common stock, $0.001 par value, (excludes 6,349,793 common shares held as treasury stock).

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of MGT Capital Investments, Inc. and its consolidated subsidiaries (the “Company”) to differ materially from those expressed or implied by such forward-looking statements.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross profit, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the rate of market development and acceptance of medical imaging technology; the execution of restructuring plans; any statement concerning developments, performance or industry rankings relating to products or services; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing.  The risks, uncertainties and assumptions referred to above include the performance of contracts by suppliers, customers and partners; employee management issues; the difficulty of aligning expense levels with revenue changes; and other risks that are described herein, including but not limited to the specific risks areas discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this report, and that are otherwise described from time to time in the Company’s Securities and Exchange Commission reports filed after this report.  The Company assumes no obligation and does not intend to update these forward-looking statements.

The Company’s main operating currency is UK sterling (£).

All financial amounts are in thousands except share and per share data.

MGT CAPITAL INVESTMENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2009	December 31, 2008
	(unaudited)	Revised note 3
Assets
Current assets:
Cash and cash equivalents	$30,777	$38,294
Restricted cash	1,000	—
Marketable securities	224	1,884
Accounts receivable	35	134
Other receivables — related party	59	49
Prepaid expenses and other current assets	950	851
Convertible note	1,060	—
Total current assets	34,105	41,212

Property and equipment, at cost, net	580	706
Intangible assets, net of accumulated amortization of $167 (2008: $100)	232	299
Investments, at cost	370	776
Security deposits	296	301
Goodwill	—	12,157
Total assets	$35,583	$55,451

Liabilities
Current liabilities:
Accounts payable	$1,964	$2,877
Accrued expenses	1,616	1,386
Deferred revenue	71	77
Total current liabilities	3,651	4,340

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value: 75,000,000 shares authorized; 38,900,383 shares issued and 32,550,590 shares outstanding	39	39
Additional paid in capital	299,130	298,376
Accumulated other comprehensive loss	(3,941)	(4,959)
Accumulated deficit	(258,625)	(239,450)
	36,603	54,006
Treasury stock, at cost, 6,349,793 shares of common stock	(18,912)	(18,912)
Total stockholders’ equity	17,691	35,094
Non-controlling interest	14,241	16,017
Total equity	31,932	51,111

Total stockholders’ equity, liabilities and non-controlling interest	$35,583	$55,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended June 30,
	2009	2008
		Revised note 3

Revenues	$47	$85
Cost of revenue	—	(18)
Gross profit	47	67

Operating expenses
Selling, general and administrative expenses	4,375	7,965
Research and development cost	871	632
	5,246	8,597

Operating loss	(5,199)	(8,530)

Interest and other (expense)/income	(298)	637

Net loss before non-controlling interest	(5,497)	(7,893)

Net loss attributable to non-controlling interest	1,652	2,757

Net loss attributable to MGT Capital Investments, Inc.	$(3,845)	$(5,136)

Per share data:

Basic and diluted loss per share	$(0.12)	$(0.14)

Weighted average number of common shares outstanding	32,550,590	35,539,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Six months ended June 30,
	2009	2008
		Revised note 3

Revenues	$121	$137
Cost of revenue	(2)	(30)
Gross profit	119	107

Operating expenses
Selling, general and administrative expenses	8,062	13,470
Research and development cost	1,330	1,227
Impairment of goodwill	12,157	—
	21,549	14,697

Operating loss	(21,430)	(14,590)

Interest and other (expense)/income	(993)	1,145

Net loss before non-controlling interest	(22,423)	(13,445)

Net loss attributable to non-controlling interest	3,248	4,530

Net loss attributable to MGT Capital Investments, Inc.	$(19,175)	$(8,915)

Per share data:

Basic and diluted loss per share	$(0.59)	$(0.23)

Weighted average number of common shares outstanding	32,550,590	37,956,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE
LOSS

Revised note 3

(in thousands)

			Additional	Accumulated			Total	Non-
	Common stock		paid-in	comprehensive	Accumulated	Treasury	stockholders’	controlling	Total
	Shares	Amount	capital	income/(loss)	deficit	stock	equity	interest	equity

BALANCE, DECEMBER 31, 2008	38,900	$39	$298,376	$(4,959)	$(239,450)	$(18,912)	$35,094	$16,017	$51,111

Stock-based compensation	—	—	754	—	—	—	754	275	1,029
COMPREHENSIVE INCOME/(LOSS)

Net loss for the period	—	—	—	—	(19,175)	—	(19,175)	(3,248)	(22,423)

Unrealized gains on investments	—	—	—	38	—	—	38	—	38
Translation adjustment	—	—	—	980	—	—	980	1,197	2,177
Total comprehensive loss							(18,157)	(2,051)	(20,208)

BALANCE, JUNE 30, 2009	38,900	$39	$299,130	$(3,941)	$(258,625)	$(18,912)	$17,691	$14,241	$31,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(unaudited)

	Six months ended June 30,
	2009	2008
		Revised note 3
Cash flows from operating activities
Net loss attributable to MGT Capital Investments, Inc.	$(19,175)	$(8,915)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss attributable to non-controlling interest	(3,248)	(4,530)
Stock-based compensation expense	1,029	1,880
Depreciation	171	235
Amortization	67	—
Loss on impairment of goodwill	12,157	—
Loss on impairment of marketable securities deemed other than temporary	764	—
Realized loss on marketable securities	12	—
Loss on impairment of investments at cost	406	—
(Increase)/decrease in assets
Accounts receivable	107	(57)
Accounts receivable — related party	(4)	—
Prepaid expenses and other current assets	(107)	(644)
Increase/(decrease) in liabilities
Accounts payable	(1,108)	(713)
Accrued expenses	115	1,549
Deferred revenue	(16)	99
Net cash used in operating activities	(8,830)	(11,096)

Cash flows from investing activities:
Sale of marketable securities	947	921
Purchase of marketable securities	—	(3,688)
Purchase of cash short-term deposits	—	(1,000)
Purchase of fixed assets	(16)	(361)
Purchase of investments	—	(960)
Acquisition of Maydeal.com	—	(220)
Deposit of restricted cash	(1,000)	—
Investment in convertible note	(1,000)	—
Net cash used in investing activities	(1,069)	(5,308)

Cash flows from financing activities:
Purchase of treasury stock (net of commissions)	—	(18,899)
Purchase of subsidiary company stock	—	(1,251)
Net cash used in financing activities	—	(20,150)

Effects of exchange rates on cash	2,382	(73)
Net change in cash and cash equivalents	(7,517)	(36,627)
Cash and cash equivalents, beginning of period	38,294	92,373
Cash and cash equivalents, end of period	$30,777	$55,746

The accompanying notes are an integral part of these condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

1. Organization, basis of presentation and liquidity

The accompanying unaudited condensed consolidated financial statements of MGT Capital Investments, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been included.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2009.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries.  All intercompany accounts and transactions have been eliminated.

MGT Capital Investments, Inc. (“MGT”, “the Company”, “the Group”, “we”, “us”) is a holding company.  We currently have controlling interests in our two main operating subsidiaries: Medicsight plc (“Medicsight”) and Medicexchange Limited (“Medicexchange”).  We also have wholly owned subsidiaries MGT Capital Investments (UK) Limited, MGT Investments (Gibraltar) Limited, Medicexchange Inc. and Medicsight Nominees Limited.

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

The Company has incurred significant operating losses since inception and has just commenced generating revenue from operations.  As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $258,625 at June 30, 2009.  The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities.  While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products the Company develops and markets will be accepted by consumers.

2. Summary of significant accounting policies

Principles of consolidation

The financial statements include the accounts of our Company and our wholly and majority owned subsidiaries.  Our main operating subsidiaries are Medicsight and Medicexchange.  The functional currencies of our subsidiaries are their local currencies.  All intercompany transactions and balances have been eliminated.  All foreign currency translation gains and losses arising on consolidation were recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss) in accordance with Statement of Financial Accounting Standards

(“SFAS”) No. 52, “Foreign Currency Translation”.   Non-controlling interest represents the minority equity investment in any of the MGT Capital Investments, Inc. group of companies, plus the minorities’ share of the net operating result and, in accordance with SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, as amended, other components of equity relating to the non-controlling interest.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the USA requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers investments with original maturities of three months or less to be cash equivalents.

Marketable securities

The Company invests some of its cash balances in short-term highly liquid available for sale marketable securities, which are carried in our balance sheet at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, with unrealized gains and losses reported in stockholders’ equity as a component of accumulated other comprehensive income (loss) - unless the Company concludes that unrealized losses represent an other-than-temporary impairment.  In that circumstance, such losses would be reflected in the consolidated statements of operations.  Realized gains and losses are included in other income/(expense).  Fair value is based upon quoted market prices for these or similar instruments.

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

Goodwill

We account for goodwill in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”.  Under SFAS No. 142, goodwill and intangible assets with indefinite lives are reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill.  We compare the book value to the market value (market capitalization plus a control premium) for the reporting unit. If the market value exceeds the book value, goodwill is considered not impaired, and thus the second step of the impairment test is not necessary.  If our book value exceeds the market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of the goodwill.  If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to the excess.  Any loss recognized cannot exceed the carrying amount of goodwill.  After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.  Subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed.

As of March 31, 2009 Medicsight’s share price had fallen to a level at which book value exceeded market value.  As a consequence, we carried out an impairment review at the end of the first quarter of 2009 and concluded that the goodwill was fully impaired.  See note 9.

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

Foreign currency translation

The accounts of the Company’s foreign subsidiaries are maintained using the local currency as the functional currency. For these subsidiaries, assets and liabilities are translated into US dollars at period-end exchange rates, and income and expense accounts are translated at average monthly exchange rates.  Net gains and losses from foreign currency translation are excluded from operating results and are accumulated as a separate component of stockholders’ equity.

Gains and losses on foreign currency transactions are reflected in selling, general and administrative expenses in the income statement.

Revenue recognition

Medicsight

The Company recognizes revenue in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the AICPA, and SEC Staff Accounting Bulletin No. 104.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable, and collectability is probable.

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

As of June 30, 2009 we recorded $48 of deferred revenue relating to license revenue and $23 relating to support and maintenance services, compared with $42 relating to license revenue and $20 relating to support and license revenue at December 31, 2008.

Medicexchange

We recognize revenue when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.  Deferred revenue is recorded when payments are received in advance of performing our service obligations.

As of June 30, 2009 we recorded $nil deferred revenue relating to Medicexchange, compared with $15 at December 31, 2008.

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

For the six months ended June 30, 2009 and 2008 the Company expended $1,330 and $1,227 respectively, for research and development expenses for Medicsight CAD and its products.

Fair value of financial instruments

On January 1, 2008 the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements”, for financial assets and financial liabilities.  In accordance with Financial Accounting Standards Board Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB Statement No. 157”, the Company applied SFAS No. 157 for non-financial assets and non-financial liabilities on January 1, 2009.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements.

Income taxes

Effective January 1, 2007 the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  At the adoption date of January 1, 2007 and also as of June 30, 2009, the Company did not have any unrecognized tax benefits.  We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Consolidated Statements of Operations.  There was no interest and penalties for the six months ended June 30, 2009 and 2008.  Tax years beginning in 2004 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

The computation of diluted loss per share excludes all options because they are anti-dilutive.  For the six months ended June 30, 2009 there were 13,286,250 options excluded with a weighted average exercise price of $0.89 per share.  For the six months ended June 30, 2008 there were 15,082,500 options excluded with a weighted average exercise price of $1.72 per share.

Comprehensive income (loss)

Comprehensive income (loss) as defined by SFAS No. 130, “Reporting Comprehensive Income”, includes net income (loss) and items defined as other comprehensive income (loss).  SFAS No. 130 requires that items defined as other comprehensive income (loss), such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities, be separately classified in the financial statements.  Such items are reported in the consolidated statements of stockholders’ equity as comprehensive (loss).

Segment reporting

The Company follows the provisions of SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information”.  The approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers.  We operate in two segments, Medicsight, a medical imaging company, and Medicexchange, a web portal for radiologists.

Stock options

The Company follows SFAS No. 123 (revised), “Share-Based Payment” , which requires that compensation cost relating to share-based payment transactions be recognized as an expense in the financial statements, and that measurement of that cost be based on the estimated fair value of the equity or liability instrument issued.  SFAS No. 123(R) also requires that forfeitures be estimated and recorded over the vesting period of the instrument.

Recent accounting pronouncements

In June 2009 the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative non-governmental GAAP.  All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission, will be superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.  The Codification does not change GAAP, but instead introduces a new structure that will combine all authoritative standards into a comprehensive, topically organized online database.  The Codification will be effective for interim or annual periods ending after September 15, 2009, and will impact the Company’s financial statement disclosures beginning with the quarter ending September 30, 2009 as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  There will be no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification.

In June 2009 the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”, which changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether they must consolidate VIEs.  This new standard is effective for us beginning on January 1, 2010.  We are currently assessing the potential impacts, if any, on our consolidated financial statements.

On April 1, 2009 we adopted the provisions of three Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities.  FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured.  FSP FAS 115-2 and FAS 124-2 establish a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income.  FSP FAS 107-1 and APB 28-1 expand the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to interim periods.  The adoption of FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 did not have a material impact on our consolidated financial statements.  The adoption of FSP FAS 107-1 and APB 28-1 has resulted in increased disclosures in our interim periods.

On January 1, 2009 we adopted the provisions of SFAS No. 141 (Revised 2007), “Business Combinations”.  SFAS No. 141(R) significantly changes the accounting for business combinations.  Under SFAS No. 141(R), an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with only limited exceptions.  SFAS No.141(R) also includes a substantial number of new disclosure requirements.  In April 2009 the FASB issued FSP FAS 141(R)-1 which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies.  Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss — an interpretation of FASB Statement No. 5”.  SFAS No. 141(R) and FSP FAS 141(R)-1 became effective for us beginning January 1, 2009, and will apply prospectively to business combinations completed on or after that date.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This Statement is effective for financial statements issued for interim and annual periods ending after June 15, 2009 and it has not had a material impact on our financial reporting.

3. Non-controlling interest

On January 1, 2009 we adopted the provisions of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51”.  SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest (formerly known as minority interest) in a subsidiary (which may include variable interest entities) and for the deconsolidation of a subsidiary.  Significant changes include: balance sheet and income statement presentation and expanded disclosures; accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation; and recognition and measurement of a gain or loss when a subsidiary is deconsolidated.  For balance sheet presentation, non-controlling interests are now recorded within equity and so-called “mezzanine” display is not permitted.  In income statements, the amount of income attributable to the non-controlling interest is not a deduction that impacts net income.  As a result of these requirements, various financial statements ratios have been impacted.  The statement requires prospective application except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented.  Prior periods were reclassified to conform to the current period presentation.

4. Cash and cash equivalents

We invest our cash in short-term deposits with major banks.  At June 30, 2009 we held $30,777 in cash and cash equivalents.

Cash and cash equivalents consist of cash and temporary investments with maturities of 90 days or less when purchased.

Concentrations

The Company maintains its cash and cash equivalents at major financial institutions in Europe.  Cash held in foreign institutions is not insured by the Federal Deposit Insurance Corporation and amounted to $30,777 as of June 30, 2009 and $38,294 as of December 31, 2008.  The Company periodically evaluates the relative credit standing of financial institutions considered in its cash investment strategy.

5.  Restricted cash

$1,000 has been classified as restricted cash in line with the conditions of the second closing in the XShares Group, Inc. Securities Purchase Agreement (see note 6).

6.  Convertible note

On May 14, 2009 we executed and delivered a Convertible Promissory Note (the “Note”) in the principal amount of $1,100 with XShares Group, Inc. (“XShares”), a Delaware corporation.  We have previously invested in XShares (see note 8).  The principal amount included a fee of $100 payable to us.  All of the Note shall be converted into Series B Preferred Stock of XShares (the “Series B Shares”) at the Initial Closing (as defined below).  In the event that an Amended and Restated Certificate of Incorporation designating the rights and preferences of the Series B Shares (the “Certificate”) is not approved by a majority of the stockholders of XShares, then the entire unpaid principal sum of the Note, plus interest thereon, shall be immediately paid to the Company or converted into shares of XShares’ common stock at a price of $0.001 per share at the option of the Company.  A copy of the

Note is annexed as Exhibit 10.5 to our quarterly report on Form 10-Q for the three months ended March 31, 2009.

Simultaneously with executing the Note, we entered into a Securities Purchase Agreement (the “SPA”) with XShares, pursuant to which we agreed to purchase an aggregate of 73,943,662 Series B Shares at a purchase price of $0.0284 per share for at total of $2,100.  The SPA contains the standard representations and warranties for a transaction of this type and is subject to the approval by the stockholders of XShares of the Certificate.  The Series B Shares are redeemable at the option of XShares, at a price of 1.05 times the original issue price.

It is anticipated that the purchase of the Series B Shares will take place in two closings.

1.               The initial closing of 38,732,394 Series B Shares will occur upon the filing of the Certificate with the Secretary of State of the State of Delaware and certain other conditions  (the “Initial Closing”).

2.               The second closing of 35,211,268 Series B Shares will occur upon the later of (i) July 16, 2009 or (ii) five days following the filing of the Certificate.  A copy of the SPA and a form of the Certificate are annexed as Exhibits 10.3 and 10.4, respectively, to our quarterly report on Form 10-Q for the three months ended March 31, 2009.

The fee of $100 payable to the Company is recognized ratably over the term of the Note; this has been recognized in interest income.  We also accrue coupon interest at an annualized rate of 10% as provided for in the Note.

On August 5, 2009 an amendment to the SPA was signed (see note 17).  This, together with certain other terms and conditions, changed the date of the initial closing until December 31, 2009, unless otherwise agreed by us.

On August 6, 2009 a Second Amendment to the SPA was signed (see note 17).  This amended the terms of the second closing to allow for the investment to be made in a convertible note with a maturity date of December 31, 2009.

7.  Marketable securities

At December 31, 2008 investments in marketable securities consisted of HipCricket Inc. (“HipCricket”) and a fund managed by Bank Sarasin & Company Limited.  In the three months ended June 30, 2009 we liquidated our holdings in the fund managed by Sarasin and our investments in marketable securities at June 30, 2009 related solely to HipCricket.  Our holdings in marketable securities as of June 30, 2009 and December 31, 2008 were as follows:

	Market value	Cost	Unrealized gains	Transfer to net loss

At December 31, 2008	$1,884	$2,985	$—	$(1,101)
At June 30, 2009	$224	$186	$38	$—

In the three months ended March 31, 2009 we accounted for all losses in net income as we considered the reductions in value to be other than temporary.  In the three months ended June 30, 2009 the rise in the fair value in our holdings in available-for-sale marketable securities has been accounted for in a component of equity and disclosed in other comprehensive income.

Valuation of investments held at fair value

On January 1, 2008 the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements”, for financial assets and financial liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  Effective January 1, 2009 the Company adopted the provisions of SFAS No. 157 related to other nonfinancial assets and liabilities, in accordance with Financial Accounting Standards Board Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB Statement No. 157”.

The adoption of SFAS No. 157 also requires the Company to attribute our investments using the fair value hierarchy defined in the statement.  The hierarchy consists of the following three levels with associated definitions:

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

We have valued HipCricket using its closing price on the AIM market of the London Stock Exchange as of June 30, 2009.  Due to the low number of market transactions for HipCricket each transaction can potentially and has historically had a significant effect on the share price.  It is for this reason we deem these to be a Level 2 input in the fair value hierarchy.  However, we still believe that this is the best price at which to determine the current value.

The following table analyzes our investments holdings using the fair value hierarchy.

	Level 1	Level 2	Total

HipCricket Inc.	$—	224	$224

The following table analyzes the losses incurred on the investments during the six months ended June 30, 2009

	Loss on impairment deemed other than temporary	Unrealized gains	Realized losses	Total

HipCricket Inc.	$(739)	38	—	$(701)
Other marketable securities	(25)	—	(12)	(37)
Total	$(764)	38	(12)	$(738)

8.     Investments at cost

We account for investments in non-marketable securities under the cost method of accounting where we own less than a 20% interest in each of the companies and we do not have significant influence over the entity.  We continually review each investment to assess for other-than-temporary decreases in value.

Eurindia Limited

In 2000 MGT invested in Eurindia Limited (“Eurindia”), a UK company that invested in IT start-up companies.  MGT has a 6% holding in Eurindia and accounts for this investment on a cost basis.

We carried out an impairment review of our holdings in Eurindia Limited as of December 31, 2008.  Eurindia Limited’s management had informed us that they intended to pay a liquidating dividend of between 30 cents and 50 cents per share in the first half of 2009.  We assumed the dividend to be the lower of these two values and impaired our holding to the value of 30 cents per share.  As of June 30, 2009 the investment had not been liquidated.

Eurindia Limited’s management has informed us that it now intends to liquidate the investment by means of an IPO.  Due to the turbulence in financial markets, however, and specifically the weakness of the market for IPOs, we are currently not able to accurately ascertain the potential value of the investment on an IPO or the timescale in which it might be realized.  As a consequence we have fully impaired our investment and recognized an impairment loss of $176 in net loss.  We consider the amount of this impairment to be a Level 3 input under the SFAS No. 157 fair value hierarchy, since it is based on significant unobservable inputs.

XShares Group

In 2007 the Company invested $960 in Series C preferred shares of XShares Group, Inc. (“XShares”), an investment advisor that creates, issues and supports exchange traded funds with a particular healthcare specialty.  In the year ended December 31, 2008 the Company invested an additional $2,040 in shares of XShares bringing the total invested to $3,000.  We account for these investments on a cost basis as our total holdings are less than 20%.  In Fiscal 2008 we reviewed the carrying value of our investment in XShares.  XShares was in the process of attempting to raise funds to drive the business forward.  As of December 31, 2008 we impaired this investment to $600.  As of June 30, 2009 the fund-raising was partially complete and, after reviewing our holding, we impaired the investment to $370, which we believe approximates fair value.

We estimated this impairment based on management’s review and discussion of the strategy and business plan of XShares and review of draft Fiscal 2008 financial accounts prepared by an independent accountant.  These inputs are subject to management’s judgment and we have therefore deemed them to be Level 3 inputs in the fair value hierarchy.  The value of our investment has been reduced as previously invested cash has been used to fund business operations and as yet the business is not generating sufficient cash.  However, we have reviewed XShares’ business plan and we have adjusted our investment to a level we believe reflects the future market valuation and with no active market we believe this is the best method with which to determine the value of our investment.

In the three months ended June 30, 2009 we invested $1,000 in a convertible note with a principal of $1,100 and have reserved $1,000 for a further investment in XShares.

The following table presents the changes in Level 3 instruments for the six months ended June 30, 2009.

	January 1, 2009	Purchases	Impairment losses included in earnings	June 30, 2009	Change in impairment losses relating to instruments still held at June 30, 2009

Eurindia Limited	$176	—	(176)	$—	$(176)
XShares Group, Inc.	600	—	(230)	370	(230)
	$776	—	(406)	$370	$(406)

9. Goodwill

Balance at December 31, 2008	$12,157
Impairment of goodwill	(12,157)
Balance at June 30, 2009	$—

At December 31, 2008 our goodwill totaled $12.2 million, which was entirely related to our shareholding in Medicsight plc.  We assess the impairment of goodwill of our reporting units annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable.  This assessment is based upon an analysis of both the market value and discounted anticipated future cash flow of the reporting unit.

The shares of Medicsight plc are traded on the AIM Market of the London Stock Exchange.  We consider this to be a Level 1 input in the fair value hierarchy as defined in SFAS No. 157, as this is an unadjusted quoted price in an active market.

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

In addition, estimates of discounted cash flows would involve assumptions on a business with limited revenue history and developing revenue models, which increase the risk of differences between the projected and actual performance.  Significant differences between these estimates and actual cash flows could materially affect our future financial results.  We consider these to be Level 3 inputs in the fair value hierarchy as defined in SFAS No. 157, “Fair Value Measurements”, as this is an unobservable input with little or no market activity that require significant management judgment.

We conducted our annual impairment test of goodwill as of December 31, 2008 in accordance with SFAS No. 142.  As a result of this test we determined that no adjustment to the carrying value of goodwill was required.

In the three months ended March 31, 2009, the market value of Medicsight plc, as traded on the AIM Market of the London Stock Exchange, declined from $53.0 million to $13.2 million.  Following this decline in value we conducted an impairment test of goodwill as of March 31, 2009 in accordance with SFAS No. 142.  Due to the uncertainties involved in using the unobservable inputs to estimate future cash flows, we used market price, Level 1 inputs, as the primary basis of our impairment review.  As a result of this test we determined that the carrying amount of Medicsight plc exceeded its fair value and recorded an impairment loss of $12,157 during the quarter ended March 31, 2009.

10. Interest and other income/(expense)

We had the following interest and other income amounts:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Impairment loss on Eurindia	$(176)	$—	$(176)	$—
Impairment loss on HipCricket	—	—	(739)	—
Impairment loss on XShares	(230)	—	(230)	—
Loss on other marketable securities	(12)	—	(37)	—
Interest income	120	637	189	1,145
Total	$(298)	$637	$(993)	$1,145

The loss on marketable securities relates to losses considered other than temporary on our holdings in HipCricket and other marketable securities in the three months ended March 31, 2009 and realized losses on other marketable securities in the three months ended June 30, 2009.

11. Comprehensive income (loss)

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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net loss as reported	$(5,497)	$(7,893)	$(22,423)	$(13,445)
Unrealized foreign exchange gain (loss)	3,588	(205)	2,177	(73)
Unrealized gain (loss) on marketable securities	38	(232)	38	(101)
Comprehensive loss	$(1,871)	$(8,330)	$(20,208)	$(13,619)
Comprehensive loss attributable to non-controlling interest	225	2,757	2,051	4,530
Comprehensive loss attributable to MGT Capital Investments, Inc.	$(1,646)	$(5,573)	$(18,157)	$(9,089)

The unrealized foreign exchange loss predominantly relates to the movement, in the three and six month periods ended June 30, 2009, on the difference between Medicsight’s net assets translated at the period end rate and reserves translated at historical rates.

The total accumulated other comprehensive loss as of June 30, 2009 is the result of net foreign currency translation losses and unrealized gains on marketable securities.

12. Segment reporting

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

The following is a reconciliation between Medicsight’s published financial statements and the US GAAP consolidated results:

	Medicsight plc	Medicsight plc	Medicsight plc	Medicexchange	Corporate and other	Total
	(IFRS)	GAAP Adj’ts	(US GAAP)	(US GAAP)	(US GAAP)	(US GAAP)

Six months ended June 30, 2009
Net revenue to external customers	$101	$—	$101	$20	$—	$121
Operating loss	(7,286)	107	(7,179)	(622)	(13,629)	(21,430)
Assets	24,477	—	24,477	2,069	9,037	35,583

Six months ended June 30, 2008
Net revenue to external customers	$88	$—	$88	$49	$—	$137
Operating loss	(9,629)	40	(9,589)	(2,101)	(2,900)	(14,590)
Assets	45,161	—	45,161	3,525	29,687	78,373

The principal GAAP adjustments are the accounting for stock options and cumulative translation adjustments.

The main operations and fixed assets of Medicsight are in the United Kingdom while Medicexchange’s are in the USA and China.

13. Stock-based compensation

We have issued stock options from MGT and our principal subsidiary companies, Medicsight and Medicexchange.

MGT stock option plan

On December 5, 2007 we approved the 2007 MGT stock option plan and granted options for 1,975,000 shares under this plan.  At June 30, 2009 there were 1,975,000 options outstanding and 658,333 of the options issued were exercisable.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant.

Medicsight stock option plans

We have eleven stock option plans in Medicsight, whose shares were listed on the AIM Market of the London Stock Exchange on September 21, 2007.

Plan A - on February 26, 2003 we approved stock option plan “A” and in the three month period ended March 31, 2003 we granted options for 2,971,000 shares under this plan.  At June 30, 2009 there were 119,000 options outstanding, all of which were exercisable.

Plan B - on August 15, 2005 we approved stock option plan “B” and between July 1, 2003 and March 31, 2005 we granted options for 3,420,500 shares under this plan.  At June 30, 2009 there were 196,000 options outstanding, all of which were exercisable.

Plan C - on August 15, 2005 we approved stock option plan “C” and between April 1, 2005 and June 30, 2006 we granted options for 515,000 shares under this plan.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from date of grant.  At June 30, 2009 there were 218,333 options outstanding, all of which were exercisable.

Plan D - On July 13, 2006 we approved stock option plan “D” and granted options for 1,375,000 shares under this plan.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant.  At June 30, 2009 there were 150,000 options outstanding, all of which were exercisable.

Plan E - on February 22, 2007 we approved and granted options for 5,900,000 shares under stock option plan “E”.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At June 30, 2009 there were 1,252,500 options outstanding and 984,167 of the options issued were exercisable.

Plan F - on May 16, 2007 we approved and subsequently granted options for 350,000 shares under stock option plan “F”.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At June 30, 2009 there were 50,000 options outstanding and 33,333 of the options issued were exercisable.

Plan G - on December 18, 2007 we approved and subsequently granted options for 3,025,000 shares under stock option plan “G”.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At June 30, 2009 there were 241,667 options outstanding and 141,667 of the options issued were exercisable.

Plan H - on June 2, 2008 we approved and subsequently granted options for 750,000 shares under stock option plan “H”.  Options under this plan vest in equal one thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At June 30, 2009 there were nil options outstanding.

Plan I - on December 16, 2008 we approved and subsequently granted options for 1,805,000 shares under stock option plan “I”. Options under this plan vest in equal one thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At June 30, 2009 135,000 options were outstanding, none of which were exercisable.

Plan J - on May 14, 2009 we approved and subsequently granted options for 7,848,750 shares under stock option plan “J”.  Options under this plan vest in equal one sixths after employees have been employed for 6, 12, 18, 24, 30 and 36 months from the grant date.  At June 30, 2009 7,848,750 options were outstanding, none of which were exercisable.

Plan K - on May 20, 2009 we approved and subsequently granted options for 300,000 shares under stock option plan “K”.  Options under this plan vest in equal one thirds on June 30, 2009, September 30, 2009 and December 31, 2009.  At June 30, 2009 300,000 options were outstanding and 100,000 of the options were exercisable.

Medicexchange stock option plans

We have two stock option plans in Medicexchange, whose shares are not publicly traded.

Plan A - on July 20, 2006 we approved Medicexchange stock option plan “A” and granted options for 950,000 shares under this plan.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant.  At June 30, 2009 there were 650,000 options outstanding and 466,667 of the options issued were exercisable.

Plan B - on July 26, 2007 we approved Medicexchange stock option plan “B” and granted options for 300,000 shares under this plan.  Options issued under this plan vest equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant.  At June 30, 2009 there were 150,000 options outstanding and 50,000 of the options issued were exercisable.

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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Dividend yield	0%	0%	0%	0%
Expected volatility	105.7%	25% - 65%	105.7%	25% - 65%
Risk-free rate	3.89%	4.65% - 5.50%	3.89%	4.65% - 5.50%
Expected life of options	6.75 years	3 years	6.75 years	3 years

The following table summarizes stock option activity for the six months ended June 30, 2009:

	Outstanding			Exercisable
	Number of shares	Weighted- average exercise price		Number of shares	Weighted- average exercise price

Outstanding at December 31, 2008	16,137,500	£0.91	$(1.31)	5,679,166	£0.98	$(1.42)

Granted	8,148,750	0.09	(0.12)
Exercised	—	—	—
Forfeited	(11,000,000)	0.68	(1.12)

Outstanding at June 30, 2009	13,286,250	£0.54	$(0.89)	3,117,500	£0.98	$(1.63)

The following is a summary of the status of the stock options outstanding at June 30, 2009:

	Outstanding options				Exercisable options
		Remaining
	Number	contractual life (years)	Average exercise price		Number	Average exercise price

MGT Capital Investments, Inc. 2007 Plan	1,975,000	8.4		$3.69	658,333		$3.69
Medicsight Plan A	119,000	4.0	£0.75	$1.24	119,000	£0.75	$1.24
Medicsight Plan B	196,000	5.3	£0.75	$1.24	196,000	£0.75	$1.24
Medicsight Plan C	218,333	6.0	£0.75	$1.24	218,333	£0.75	$1.24
Medicsight Plan D	150,000	7.0	£0.83	$1.37	150,000	£0.83	$1.37
Medicsight Plan E	1,252,500	7.7	£0.50	$0.83	984,167	£0.50	$0.83
Medicsight Plan F	50,000	7.9	£0.75	$1.24	33,333	£0.75	$1.24
Medicsight Plan G	241,667	8.4	£1.10	$2.00	141,667	$1.10	$2.00
Medicsight Plan H	—	8.9	—	—	—	—	—
Medicsight Plan I	135,000	9.5	£0.24	$0.40	—	—	—
Medicsight Plan J	7,848,750	9.9	£0.09	$0.14	—	—	—
Medicsight Plan K	300,000	9.9	£0.10	$0.17	100,000	£0.10	$0.17
Medicexchange Plan A	650,000	7.3	£0.40	$0.66	466,667	£0.40	$0.66
Medicexchange Plan B	150,000	9.1	£1.00	$1.65	50,000	£1.00	$1.65

On May 14, 2009 we approved Medicsight Plan J.  Our employees were given the opportunity to forfeit all their existing options in Plans A through I and, in their place, receive in Plan J 50% of the number of forfeited options.  Under FAS 123(R) this is accounted for as a modification of the existing options, specifically a cancel and reissue.  Of the options issued in Plan J 3,032,500 were issued as new options and 4,816,250 were issued as replacements for options cancelled in existing plan.

On March 11, 2008 we modified the vesting terms for 450,000 options in Medicsight plan E, and 150,000 options in Medicexchange plan B for a former employee and allowed these options to be transferred to his estate.

The total grant date fair value for Plan J is $3,146, of which $55 relates to the modification charge for the six months to June 30, 2009.  The modification charge for the six months to June 30, 2008 was $347.

We recorded the following amounts related to stock-based expenses in the Statement of Operations for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Selling, general and administrative	$512	$752	$965	$1,792

Research and development	36	37	64	88

Total	$548	$789	$1,029	$1,880

Of the $1,029 stock-based expense in the six months ended June 30, 2009, $275 was allocated to the non-controlling interest.

No compensation costs were capitalized.

The aggregate intrinsic value for options outstanding and exercisable at June 30, 2009 was $nil. The aggregate intrinsic value for all outstanding options was $531.

A summary of non-vested options at June 30, 2009 and the change during the six months ended June 30, 2009 is presented below:

	Number of options	Weighted average grant date fair value

Non-vested at January 1, 2009	10,458,334	£0.35	$(0.51)
Granted	8,148,750	0.24	(0.40)
Vested	(1,974,983)	0.25	(0.41)
Forfeited	(6,463,351)	0.29	(0.48)
Non-vested at June 30, 2009	10,168,750	£0.33	$(0.55)

At June 30, 2009 there was $6,228 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the option plans.

Non-vested awards are expected to be recognized over a weighted average period of 1.25 years.

14. Non-controlling interest

The Company has non-controlling investors in both Medicsight and Medicexchange as follows:

	Medicsight	Medicexchange	Total

Non-controlling interest at January 1, 2009	$15,036	$981	$16,017
Non-controlling share of operating losses	(3,185)	(63)	(3,248)
Non-controlling share of stock-based expense	273	2	275
Non-controlling share of other comprehensive income (loss)	1,221	(24)	1,197
Non-controlling interest at June 30, 2009	$13,345	$896	$14,241

15. Related party transactions

Tim Paterson-Brown, our Chief Executive Officer, is a non-executive director of Accsys Technologies plc, which has a subsidiary company Titan Wood Limited.  Titan Wood Limited rents space in 66 Hammersmith Road.  In the six month period ended June 30, 2009 and 2008 respectively, $160 and $70 of office related costs were recharged to Titan Wood Limited.  At June 30, 2009 there was a balance receivable from Titan Wood Limited of $59 of which $59 remains unpaid as of August 7, 2009.  This is payable within 30 days under the terms of the invoice.

On the signing of the Second Amendment our CEO, Tim Paterson-Brown, was appointed the Series B Director of XShares Group, Inc. As of this date, therefore, XShares Group, Inc. became a related party.

16. Commitments

Lease commitments and security deposit

On August 25, 2006 we executed a 10-year agreement with Pirbright Holdings Limited, to lease 8,787 square feet of office space at the Kensington Centre, 66 Hammersmith Road, London W14 8UD, United Kingdom.  Under this lease agreement our UK property rent, services and related costs are be approximately £330 ($545) per annum, paid quarterly in advance.  We have the right to terminate this agreement on the expiry of the fifth year of the lease.  Our annual rent is subject to upward only review on August 24, 2011.

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

The following is a schedule of the future minimum rental payments required under operating leases that have initial or remaining non-cancellable terms in excess of one year:

Year ending December 31,
2009 (remaining six months)	$318
2010	635
2011	245
2012	5
2013	2
Later years	—
Total minimum	$1,205

Other commitments

In July 2008 we entered into an agreement with a partner to develop interfaces for our software.  We have committed to pay Euros 1,445 ($2,030) over an expected thirty-six month period.  As at June 30, 2009 we have paid Euros 995 ($1,397).  These payments will be recovered against future royalty payments, should the products be successfully commercialized.  These payments have been expensed to the income statement and classified as research and development.

17. Subsequent events

We evaluated subsequent events and their potential impact on our results of operations, financial position and disclosures, from the balance sheet date through August 14, 2009.

XShares

On August 5, 2009 we signed an Amendment to the Securities purchase Agreement with XShares Group, Inc.  A copy of the Amendment is attached hereto as Exhibit 10.6.

The amendment allows for:

•      The date of the first closing to be extended until December 31, 2009;

•      Our CEO, Tim Paterson-Brown, to be appointed as the Series B Preferences Shares director on the XShares board;

•      Certain additional post closing covenants; and

•      Certain additional closing conditions.

On August 6, 2009 a Second Amendment to the SPA was signed.  A copy of the Second Amendment is attached hereto as Exhibit 10.7.  This amended the terms of the second closing to allow for the investment to be made in a Convertible Note with a maturity date of December 31, 2009.  The Convertible Note is attached hereto as Exhibit 10.8.

On the signing of the Second Amendment our CEO, Tim Paterson-Brown, was appointed the Series B Director of XShares Group, Inc. As of this date, therefore, XShares Group, Inc. became a related party.

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

Executive summary

MGT Capital Investments, Inc. achieved the following results in the six months ended June 30, 2009:

•              Revenue from license and other sales decreased 12% to $121 compared to $137 in 2008.

•              Gross profit increased 11% to $119 compared to $107 in 2008.

•              Other operating expenses, excluding the goodwill impairment, decreased 36% to $9,392 compared to $14,697 in 2008.

•              $12,157 of goodwill relating to Medicsight was fully impaired in the first quarter.

•              Net loss increased 115% to $19,175 and resulted in a loss per share of $0.59 compared to a net loss of $8,915 and net loss per share of $0.23 in 2008.

Revenue has fallen due to the decrease in revenue in Medicexchange following the slow down of medical equipment sales in China.  Medicsight’s revenue has increased slightly and, due to its higher gross profit compared to Medicexchange, has pushed up gross profit overall.

Operating costs, excluding the goodwill impairment, have decreased by $5,305 due to a focus on reducing costs and because of a reduction in headcount in Medicsight in the six months ended June 30, 2009.  A fall in the value of sterling from $1.99:£1.00 to $1.65:£1.00 contributed to the reduction in reportable costs by approximately $2,600 using the average exchange rate for the six months ended June 30, 2008 as the majority of our costs are incurred in sterling in Medicsight.

The significant increase in net loss was due to the impairment of $12,157 of goodwill relating to Medicsight.

Our balance sheet remains strong with cash and cash equivalents and marketable securities of $31,001 compared to $40,178 as of December 31, 2008.  The movement is mainly attributable to cash used in operating activities ($9,430).

Goodwill impairment

At December 31, 2008 our goodwill totaled $12,157, which was entirely related to our shareholding in Medicsight plc.  We assess the impairment of goodwill of our reporting units annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable.  This assessment is based upon an analysis of both the market value and discounted anticipated future cash flow of the reporting unit.

The shares of Medicsight plc are traded on the AIM Market of the London Stock Exchange.  We consider this to be a Level 1 input in the fair value hierarchy as defined in SFAS No. 157, as this is an unadjusted quoted price in an active market.

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

In addition, estimates of discounted cash flows would involve assumptions on a business with limited revenue history and developing revenue models, which increase the risk of differences between the projected and actual performance.  Significant differences between these estimates and actual cash flows could materially affect our future financial results.  We consider these to be Level 3 inputs in the fair value hierarchy as defined in SFAS No. 157, as this is an unobservable input with little or no market activity that require significant management judgment.

We conducted our annual impairment test of goodwill as of December 31, 2008 in accordance with SFAS No. 142.  As a result of this test we determined that no adjustment to the carrying value of goodwill was required.

In the period between December 31, 2008 and March 31, 2009, the market value of Medicsight plc, as traded on the AIM Market of the London Stock Exchange, declined from $53.0 million to $13.2 million.  Following this decline in value we conducted an impairment test of goodwill as of March 31, 2009 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”.  Due to the uncertainties involved in using the unobservable inputs to estimate future cash flows, we used market price, Level 1 inputs as the basis of our impairment review.  As a result of this test we determined that the carrying amount of Medicsight plc exceeded its fair value and recorded an impairment loss of $12,157 during the quarter ended March 31, 2009.

Critical accounting policies and estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements and the related disclosures, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  The preparation of these condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our condensed consolidated financial statements and accompanying notes.  These estimates form the basis for making judgments about the carrying values of assets and liabilities.  We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results could differ from these estimates.

We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

Revenue recognition

Medicsight

We recognize revenue in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the AICPA, and SEC Staff Accounting Bulletin No. 104.  We recognize revenue when it is realized or realizable and earned.  We consider revenue realized or realizable and earned when we have persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is probable.

License fee revenue is derived from the licensing of computer software.  Maintenance revenue is derived from software maintenance.  Our software licenses are generally sold as part of an arrangement that includes maintenance and support.

We license software and sell maintenance through visualization solution partners and original equipment manufacturers.  We receive regular sales reporting detailing the number of licenses sold by original equipment manufacturers, value-added resellers and independent distributors (collectively, “Resellers”) to end users.  We generally offer terms that require payment 30 days from invoicing.

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

Multiple-element arrangements — We enter into arrangements with Resellers that include a combination of software products, maintenance and support.  For such arrangements, we recognize revenue using the residual method.  We allocate the total arrangement fee among the various elements of the arrangement based on the fair value of each of the undelivered elements determined by vendor-specific objective evidence.  The fair value of maintenance and support services is evidence of fair value for all elements, revenue is deferred until the earlier of when vendor-specific objective evidence is determined for the undelivered elements (residual method) or when all elements for which we do not have vendor-specific objective evidence of fair value have been delivered.

Medicexchange

We recognize revenue when the following revenue recognition criteria are met:  persuasive evidence of an arrangement exists, services have been rendered, the selling price is fixed or determinable and collectability is reasonable assured.  Deferred revenue is recorded when payments are received in advance of performing our service obligations.

Goodwill

We account for goodwill in accordance with the provisions of SFAS No. 142.  Under SFAS No. 142, goodwill and intangible assets with indefinite lives are reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill.  We compare the book value to the market value (market capitalization plus a control premium) for the reporting unit.  If the market value exceeds the book value, goodwill is considered not impaired, and thus the second step of the impairment test is not necessary.  If our book value exceeds the market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of the goodwill.  If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to the excess.  Any loss recognized cannot exceed the carrying amount of goodwill.  After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.  Subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed.

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

We concluded that capitalizing such expenditures on completion of a working model was inappropriate because we did not incur any material software production costs and therefore have decided to expense all research and development costs.  Our research and development costs are comprised of staff, consultancy and other costs expensed on the Medicsight products.

Fair value of financial instruments

On January 1, 2008 we adopted the provisions of SFAS No. 157, “Fair Value Measurements”, for financial assets and financial liabilities.  Applying fair value measurements to our financial instruments requires management’s judgment, especially when using Level 2 and Level 3 inputs as defined in SFAS No. 157’s fair value hierarchy.

Impairment of long-lived assets and long-lived assets to be disposed of

We evaluate the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Our assessment for impairment of an asset involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition.  An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Calculating the estimated fair value of an asset involves significant judgments and a variety of assumptions.  Judgments that we make concerning the value of its intangible assets include assessing time and cost involved for development, time to market, and risks of regulatory failure or obsolescence (due to market, environmental or technological advances for example).  For calculating fair value based on discounted cash flows, we forecast future operating results and future cash flows, which include long-term forecasts of revenue growth, gross profits and capital expenditures.

Results of operations

Revenue and gross profit

We have generated revenues of $121 and gross profit of $119 for the six months ended June 30, 2009, compared to $137 and $107 for the six months ended June 30, 2008.  Medicsight increased revenues in the period and Medicexchange’s decreased.

Medicsight has sold licenses in Europe where it has regulatory approvals.

Medicexchange generated revenue from advertising sales in China and the USA.

Operating expenses

Our research and development expense for the six months ended June 30, 2009 was $1,330 compared to $1,227 for the six months ended June 30, 2008.  Our research and development costs were comprised of staff, staff related consultancy, stock options and product development software costs expensed on the research and development of Medicsight’s products.

Our selling, general and administrative expenses for the six months ended June 30, 2009 were $8,062 compared to $13,470 for six months ended June 30, 2008, with the significant items being:

•              People related costs have decreased by $2,761 (40%) due to a reduced head count in both Medicexchange and Medicsight, a lower provision for bonus costs, reduced recruitment costs and the effect of the fall in the value of sterling against the dollar;

•                  Stock option charges have decreased by $851 (45%) in the first half of 2009 due to the effect of modifications made to plans in the first half of 2008, pushing up the cost in that period, and the fall in the value of sterling against the dollar; and

•                  A strengthening of the dollar against sterling has reduced all elements of selling, general and administrative expenses by approximately $2,600 in the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

At the end of the quarter ended March 31, 2009 we implemented a redundancy program in Medicsight to reduce costs.  As a consequence, we expect people related costs to continue to decrease.

Following an impairment review in the three months to March 31 2009, we fully impaired $12,157 of goodwill relating to Medicsight.  There was no impairment charge in the three months to June 30, 2009 or in the six months to June 30, 2008.  As explained in the executive summary, we based our fair value measurements on the market price of Medicsight shares listed on the AIM Market of the London Stock Exchange as of March 31, 2009.

Interest and other (expense) income was an expense of $993 in the six months to June 30, 2009 compared to income of $1,145 in the same period in the prior year.  The expense was made up of impairment losses in Eurindia ($176) and HipCricket ($739) which were incurred in the three months to March 31, 2009 and impairment losses on XShares ($230) incurred in the three months to June 30, 2009.  There were also realized losses on other investments ($37) and interest income of $189 spread over the six months to June 30, 2009.  The interest income consisted of bank interest and a portion of the arrangement fee and interest from the XShares convertible note.

Interest and other income/(expense) in the six months ended June 30, 2008 was an income figure as opposed to an expense in the six months to June 30, 2009 due to the higher levels of cash held, higher interest rates and investment gains rather than impairments.

Income tax

Our effective tax rate for the six months ended June 30, 2009 is 0%.  The difference in our effective tax rate from the federal statutory rate is primarily due to a 100% valuation allowance provided for all deferred tax assets.

Net loss and net loss per share

Net loss attributable to equity holders of MGT Capital Investments, Inc. was $3,845 for the three months ended June 30, 2009 compared to a net loss of $5,136 for the three months ended June 30, 2008.  Net loss per share for the three months ended June 30, 2009 was $0.12 (based on weighted average shares outstanding of 32,550,590), compared to $0.14 for the three months ended June 30, 2008 (based on weighted average shares outstanding of 35,539,746).

Net loss attributable to equity holders of MGT Capital Investments, Inc. was $19,175 for the six months ended June 30, 2009 compared to a net loss of $8,915 for the six months ended June 30, 2008.  Net loss per share for the six months ended June 30, 2009 was $0.59 (based on weighted average shares outstanding of 32,550,590), compared to $0.23 for the six months ended June 30, 2008 (based on weighted average shares outstanding of 37,956,351).

The increase in net loss between the six months ended June 30, 2008 and the six months ended June 30, 2009 was predominantly due to the goodwill impairment in the three months to March 31, 2009.

Operational currency

Our main operating currency is UK sterling.  Our results of operations are affected by changes in the $:£ rates used to translate the operational result.  For six months ended June 30, 2009 the average rate was $1.65: £1.00 and for six months ended June 30, 2008 the rate was $1.99:£1.00, a decrease of 17%.

Operating results by business segment

We consider MGT’s business segments to be those of its two operating subsidiaries, Medicsight and Medicexchange.

Medicsight

	Three months ended June 30,
	2009	2008

Revenue	$40	$54
Selling, general and administration costs	2,814	4,984
Research and development	871	632
Operating expense	(3,685)	(5,616)
Stock-based compensation (included in operating expenses)	301	495
Operating loss	(3,645)	(5,562)
Interest and other income	15	424

	Six months ended June 30,
	2009	2008

Revenue	$101	$88
Selling, general and administration costs	5,950	8,450
Research and development	1,330	1,227
Operating expense	(7,280)	(9,677)
Stock-based compensation (included in operating expenses)	611	1,201
Operating loss	(7,179)	(9,589)
Interest and other income	54	736

	June 30, 2009	December 31, 2008

Cash	$22,709	$26,624
Net assets	21,519	25,302

In the three months ended June 30, 2009 sales of our CAD products fell compared to the same period in the prior year and the first quarter of 2009 due to delays by some partners in the integration of our ColonCAD 4.0 product with their visualization technologies.  We are currently working to resolve this.  In June 2008 we released our new MedicRead 3.0 standalone visualization and CAD software and expect this to contribute to revenue in the next two quarters.

At the end of the first quarter of 2009 we streamlined Medicsight’s operations and reduced staff numbers to forty-five in order to reduce our operating costs and cash flow.   This, together with the fall in the value of sterling, has resulted in the reduction in operating expenses in the six months ended June 30, 2009.

Research and development is made up of staff, staff related consultancy, stock options and product development software costs expensed on the research and development of Medicsight’s products.    This has increased compared to the comparative periods in 2008 due to development of our MedicRead software.  In the third and fourth quarters of 2009 we expect our research and development costs to decrease as a result of reduced headcount and the timing of certain stages of MedicRead’s development.

In local currency terms, bonus charges fell as we believe that, after the redundancy program in Medicsight, any potential year end performance related bonuses would, in total, be lower than in the previous year.

In the three months ended June 30, 2009 we approved Medicsight Plan J.  Our employees were given the opportunity to forfeit all their existing options in Plans A through I and, in their place, receive in Plan J 50% of the number of forfeited options.  Under FAS 123(R) this is accounted for as a modification of the existing options, specifically a cancel and reissue.  Of the options issued in Plan J 3,032,500 were issued as new options and 4,816,250 were issued as replacements for options cancelled in existing plan.

In the three months ended June 30, 2009 the stock option charge fell as we made modifications to certain options in the six months ended June 30, 2008 and the charge has not been repeated in the six months ended June 30, 2009.  The modification charge for this amounts $55, which is expensed over 3 years.

Interest and other income was generated by returns on the investment of the proceeds from the IPO in June 2007.  Interest income has fallen in the first two quarters of 2009 compared to the same period in 2008 as the level of cash invested was lower, combined with lower investment returns due to significantly lower interest rates.  We believe that continuing low interest rates, combined with lower cash balances, will mean a lower level of interest and other income during Fiscal 2009 compared to Fiscal 2008.

Cash and net assets were lower at June 30, 2009 compared to December 31, 2008 because of Medicsight’s net loss and also as sterling fell in value against the US dollar.

Medicexchange

	Three months ended June 30,
	2009	2008

Revenue from external customers	$7	$32
Cost of revenue	—	(19)
Gross profit	7	13
Operating expenses	(366)	(1,180)
Operating loss	(359)	(1,167)
Stock-based compensation (included in operating expenses)	13	27

	Six months ended June 30,
	2009	2008

Revenue from external customers	$20	$49
Cost of profit	(2)	(30)
Gross margin	18	19
Operating expenses	(640)	(2,120)
Operating loss	(622)	(2,101)
Stock-based compensation (included in operating expenses)	8	152

	June 30, 2009	December 31, 2008

Cash	$1,203	$1,322
Net (liabilities)	(2,364)	(1,412)

In the first six months of 2008 Medicexchange’s revenue was derived from both online and offline sales; in the same period in 2009 we focused on online sales, leading to a lower level of sales but at a higher margin.  The online sales were split between China and the USA 60%/40% respectively.  We expect our focus to continue be on online sales.

We have reduced our spending on operations.  In September 2008 we made the decision to scale back our London cost base and increased our emphasis on our New York office as this is closer to our target market.  We have also outsourced some of our website costs to external contracts to reduce our cost.  Salary costs have fallen after a number of London and Beijing-based staff left the business.  Also, all Medicexchange’s Beijing employees have now started to work for Medicsight and are no longer a cost to Medicexchange.  Our China business is now focused solely on the Shanghai-based Maydeal website.

We also use less office space and the lower number of staff has lead to a lower level of ancillary costs.  We have also reduced our discretionary spending, demonstrated by the reduction in all other listed cost categories.

Liquidity and capital resources

Working capital information

	June 30, 2009	December 31, 2008
Working capital summary
Cash, cash equivalents and marketable securities	$31,001	$40,178
Current assets	34,105	41,212
Current liabilities	(3,651)	(4,340)
Working capital surplus	$30,454	$36,872
Ratio of current assets to current liabilities	9.3	9.5

	Six months ended June 30,
	2009	2008
Cash flow summary
Cash (used for) provided by Operating activities	$(8,830)	$(11,096)
Investing activities	(1,069)	(5,308)
Financing activities	—	(20,150)
Effects of exchange rates on cash and cash equivalents	2,382	(73)
Net cash flow	$(7,517)	$(36,627)

Our cash, cash equivalents and marketable securities have decreased during 2009 predominantly because of the cash used in operating activities.  Our net cash used in operating activities differs from net loss because of various non-cash adjustments such as the transfer to non-controlling interest, stock-based compensation and impaired investments and goodwill.  Even though net loss was greater in the six months ended June 30, 2009 compared to the same period in the prior year, cash used in operating activities was lower.  This was due to lower levels of expenditure in the six months ended June 30, 2009, and the fact that net loss included the $12,157 non-cash goodwill impairment charge relating to goodwill.

Our ratio of current assets to current liabilities has remained relatively constant at 9.3.  This is a result of the $30,777 of cash held in the Company.

Valuation of investments held at fair value

At December 31, 2008 investments held at fair value consisted of HipCricket and a fund managed by Bank Sarasin & Company Limited.  In the three months ended June 30, 2009 we liquidated our holdings in this fund.

We have valued HipCricket using its closing price on the AIM market of the London Stock Exchange as of June 30, 2009.  Due to the low number of market transactions for HipCricket, each transaction potentially has, and has historically had, a significant effect on the share price.  It is for this reason we deem this to be a Level 2 input in the fair value hierarchy.  However, we still believe that this is the best price at which to determine the current value.

In the three months ended June 30, 2009 HipCricket’s fair value increased by $38; in the three months ended March 31, 2009 it was impaired by $739.  We classify this investment as available for sale and generally recognize any movement in fair value in equity and other comprehensive income.  In the three months ended March 31, 2009, however, we considered the impairment in HipCricket’s fair value to be other than temporary and recognized the movement in net loss.  In the second quarter of 2009 we recognized the increase in fair value in equity.

On liquidation of our investments in other marketable securities the realized loss on investment of $12 was recognized in net loss.

Impairment review of Eurindia Limited

We account for our investments in Eurindia Limited and XShares Group, Inc. at cost subject to impairment.

In 2000 MGT invested in Eurindia Limited (“Eurindia”), a UK company that invested in IT start-up companies.  MGT has a 6% holding in Eurindia and accounts for this investment on a cost basis. During 2007 we received two dividends totaling $423 ($0.72 per share) which we recorded in Other Income.

We carried out an impairment review of our holdings in Eurindia as of December 31, 2008.  Eurindia’s management had informed us that it intended to pay a liquidating dividend of between 30 cents and 50 cents per share in the first half of 2009.  We assumed the dividend to be the lower of these two values and impaired our holding to the value of 30 cents per share.  As of June 30, 2009 the investment had not been liquidated.

Eurindia management has informed us that it now intends to liquidate the investment by means of an IPO.  Due to the turbulence in financial markets, however, and specifically the weakness of the market for IPOs, we are currently not able to accurately ascertain the potential value of the investment on an IPO or the timescale in which it might be realized.  As a consequence we have fully impaired our investment and recognized an impairment loss of $176 in net loss.  We consider the amount of this impairment to be a Level 3 input under the SFAS No. 157 fair value hierarchy, which is a significant unobservable input.

Investment in XShares Group, Inc.

In 2007 we invested $960 in Series C preferred shares of XShares Group, Inc. (“XShares”), an investment advisor that creates, issues and supports exchange traded funds with a particular healthcare specialty.  In the year ended December 31, 2008 we invested an additional $2,040 in shares of XShares bringing the total invested to $3,000.  We account for these investments on a cost basis as our total holdings are less than 20%.  In Fiscal 2008 we reviewed the carrying value of our investment in XShares.  XShares was in the process of attempting to raise funds to drive the business forward.  As of December 31, 2008 we impaired this investment to $600.  As of June 30, 2009 the fund-raising was partially complete and, after reviewing our holding, we impaired the investment to $370, which we believe approximates fair value.

We estimated this impairment based on management’s review and discussion of the strategy and business plan of XShares and review of draft Fiscal 2008 financial accounts prepared by an independent accountant.  These inputs are subject to management’s judgment and we have therefore deemed them to be Level 3 inputs in the fair value hierarchy.  The value of our investment has been reduced as previously invested cash has been used to fund business operations and as yet the business is not generating sufficient cash.  However, we have reviewed XShares’ business plan and we have adjusted our investment to a level we believe reflects the future market valuation and with no active market we believe this is the best method with which to determine the value of our investment.

On May 14, 2009 we executed and delivered a Convertible Promissory Note (the “Note”) in the principal amount of $1,100 with XShares.  The principal amount included a fee of $100 payable to us.  All of the Note shall be converted into Series B Preferred Stock of XShares (the “Series B Shares”) at the Initial Closing (as defined below).  In the event that an Amended and Restated Certificate of Incorporation designating the rights and preferences of the Series B Shares (the “Certificate”) is not approved by a majority of the stockholders of XShares, then the entire unpaid principal sum of the Note, plus interest thereon, shall be immediately paid to the Company or converted into shares of XShares’ common stock at a price of $0.001 per share at the option of the Company.  A copy of the Note is annexed as Exhibit 10.5 to our quarterly report on Form 10-Q for the three months ended March 31, 2009.

Simultaneously with executing the Note, we entered into a Securities Purchase Agreement (the “SPA”) with XShares, pursuant to which we agreed to purchase an aggregate of 73,943,662 Series B Shares at a purchase price of $0.0284 per share for a total of $2,100.  The SPA contains the standard representations and warranties for a transaction of this type and is subject to the approval of the Certificate by the stockholders of XShares.  The Series B Shares are redeemable at the option of XShares, at a price of 1.05 times the original issue price.

It is anticipated that the purchase and sale of the Series B Shares will take place in two closings.

1.               The initial closing of 38,732,394 Series B Shares will occur upon the filing of the Certificate with the Secretary of State of the State of Delaware and certain other conditions (the “Initial Closing”).

2.               The second closing of 35,211,268 Series B Shares will occur upon the later of (i) July 16, 2009 or (ii) five days following the filing of the Certificate.  A copy of the SPA and a form of the Certificate are annexed as Exhibits 10.3 and 10.4, respectively, to our quarterly report on Form 10-Q for the three months ended March 31, 2009.

The fee of $100 payable to the Company is recognized ratably over the term of the Note; this has been recognized in interest income.  We also accrue coupon interest at an annualized rate of 10% as provided for in the Note.

On August 5, 2009 we signed an Amendment to the Securities purchase Agreement with XShares Group, Inc.  A copy of the Amendment is attached hereto as Exhibit 10.6.

The amendment allows for:

•      The date of the first closing to be extended until December 31, 2009;

•      Our CEO, Tim Paterson-Brown, to be appointed as the Series B Preferences Shares director on the XShares board;

•      Certain additional post closing covenants; and

•      Certain additional closing conditions.

On August 6, 2009 a Second amendment to the SPA was signed.  A copy of the Second Amendment is attached hereto as Exhibit 10.7.  This amended the terms of the second closing to allow for the investment to be made in a Convertible Note with a maturity date of December 31, 2009.  The Convertible Note is attached hereto as Exhibit 10.8.

Investment in Medicsight

Our condensed consolidated financial statements include the results and financial condition of our subsidiary, Medicsight.  Our holding in Medicsight is 86,000,000 shares out of Medicsight’s issued share capital of 155,524,504 shares.

As of June 30, 2009 Medicsight’s share price was £0.14 ($0.23) compared to £0.235 ($0.34), as of December 31, 2008.  This valued Medicsight at £12,040 ($19,890), compared to £20,210 ($29,262) as of December 31, 2008.

As of August 3, 2009 Medicsight’s share price was £0.13 ($0.22) valuing the Company’s investment at £11,395 ($18,825), assuming a $:£ exchange rate of 1.6520.

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

Capital commitments

On August 25, 2006 we executed a 10-year agreement with Pirbright Holdings Limited, to lease 8,787 square feet of office space at the Kensington Centre, 66 Hammersmith Road, London W14 8UD, United Kingdom.

Under this lease agreement our UK property rent, services and related costs will be approximately £330 ($545) per annum, paid quarterly in advance.  We have the right to terminate this agreement on the expiration of the fifth year of the lease.  Our annual rent is subject to upward only review on August 24, 2011.  We have two 10-month rent-free periods: the first commencing August 25, 2006; the second commencing August 25, 2011.

We have satellite offices in Tokyo (Japan) and Beijing (China) — which are on three and two year rental agreements respectively.

In July 2008 we entered into an agreement with a partner to develop interfaces for our software.  We have committed to pay Euros 1,445 ($2,030) over an expected thirty-six month period.  As at June 30, 2009 we have paid Euros 995 ($1,397).  These payments will be recovered against future royalty payments, should the products be successfully commercialized.

The following table analyzes our contractual obligations.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years
Operating lease obligations	$1,205	$635	$568	$2
Purchase obligations	633	633	—	—

Total	$1,838	$1,268	$568	$2

Recent accounting pronouncements

In June 2009 the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative non-governmental GAAP.  All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission, will be superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.  The Codification does not change GAAP, but instead introduces a new structure that will combine all authoritative standards into a comprehensive, topically organized online database.  The Codification will be effective for interim or annual periods ending after September 15, 2009, and will impact the Company’s financial statement disclosures beginning with the quarter ending September 30, 2009 as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  There will be no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification.

In June 2009 the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”, which changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether they must consolidate VIEs.  This new standard is effective for us beginning on January 1, 2010.  We are currently assessing the potential impacts, if any, on our consolidated financial statements.

On April 1, 2009 we adopted the provisions of three Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities.  FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured.  FSP FAS 115-2 and FAS 124-2 establish a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income.  FSP FAS 107-1 and APB 28-1 expand the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to interim periods.  The adoption of FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 did not have a material impact on our consolidated financial statements.  The adoption of FSP FAS 107-1 and APB 28-1 has resulted in increased disclosures in our interim periods.

On January 1, 2009 we adopted the provisions of SFAS No. 141 (Revised 2007), “Business Combinations”.  SFAS No. 141(R) significantly changes the accounting for business combinations.  Under SFAS No. 141(R), an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with only limited exceptions.  SFAS No.141(R) also includes a substantial number of new disclosure requirements.  In April 2009 the FASB issued FSP FAS 141(R)-1 which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies.  Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss — an interpretation of FASB Statement No. 5”.  SFAS No. 141(R) and FSP FAS 141(R)-1 became effective for us beginning January 1, 2009, and will apply prospectively to business combinations completed on or after that date.

On January 1, 2009 we adopted the provisions of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51”.  SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest (formerly known as minority interest) in a subsidiary (which may include variable interest entities) and for the deconsolidation of a subsidiary.  Significant changes include: balance sheet and income statement presentation and expanded disclosures; Accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation; recognition and measurement of a gain or loss when a subsidiary is deconsolidated.  For balance sheet presentation, non-controlling interests are now recorded within equity and so-called “mezzanine” display is not permitted.  In income statements, the amount of income attributable to the non-controlling interest is not a deduction that impacts net income.  As a result of these requirements, various financial statements ratios have been impacted.  The statement requires prospective application except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented.  Prior periods were reclassified to conform to the current period presentation.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This Statement is effective for financial statements issued for interim and annual periods ending after June 15, 2009 and it has not had a material impact on our financial reporting.

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

Our operating costs in Fiscal 2008 were predominantly in UK sterling; we do not foresee any change in Fiscal 2009 or Fiscal 2010.  A ten percent increase or decline in the US dollar exchange rate against all foreign currencies would have created an decrease or increase in our operating costs in the six months ended June 30, 2009 of approximately $822.

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

Changes in internal control over financial reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The market for the Medicsight CAD products and Medicexchange.com may be slower to develop or smaller than estimated or it may be more difficult to build the market than anticipated.  The medical community may resist Medicsight CAD and the Medicexchange.com products or be slower to accept them than we anticipate.  Revenues from Medicsight CAD and Medicexchange.com may be delayed or costs may be higher than anticipated which may result in the Company requiring additional funding.  Medicsight’s principal route to market is via commercial distribution partners.  These arrangements are generally non-exclusive and have no guaranteed sales volumes or commitments.  The partners may be slower to sell our products than anticipated.  Any financial, operational or regulatory risks that affect our partners could also affect the sales of our products.  In the current economic environment, hospitals and clinical purchasing budgets that are reliant on external debt finance may result in purchasing decisions being delayed.  If any of these situations were to occur this could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

We may be slow to receive required regulatory approvals from respective government regulators, if we receive them at all.

The Medicsight CAD system is subject to regulatory requirements in the USA, Europe, Japan, China and our other targeted markets.  Necessary regulatory approvals may not be obtained or may be delayed.  We may incur substantial additional cost in obtaining regulatory approvals for our products in our targeted markets. Any delays in obtaining the necessary regulatory approvals increase the risk that our competitors’ products are approved before our own.  The failure to obtain these approvals on a timely basis and/or the associated costs could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

The medical imaging market we operate in is highly competitive.

There are a number of groups and organizations, such as software companies in the medical imaging field, MDCT scanner manufacturers, screening companies and other healthcare providers that may develop a competitive offering to the Medicsight CAD products and Medicexchange.com.  In addition, these competitors may have significantly greater resources than MGT.  We cannot make any assurance that they will not attempt to develop such offerings, that they will not be successful in developing such offerings or that any offerings they may develop will not have a competitive edge over Medicsight CAD products and Medicexchange.com. With delayed regulatory approvals and/or disputed clinical claims we may not have a commercial or clinical advantage over competitors’ products.  Should a superior offering market come to market, this could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

We are a developing company with limited revenues from operations.

MGT has incurred significant operating losses since inception and has only recently commenced generating revenues from operations.  As a result, MGT has generated negative cash flows from operations and has an accumulated deficit as of June 30, 2009.  MGT is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities and borrowed funds.  There can be no assurance that management’s efforts will be successful or that the products MGT develops and markets will be accepted by consumers.  If our products are ultimately unsuccessful in the market, this could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

Our current corporate structure may place us in an unfavorable market position vis-à-vis our competitors.

MGT’s corporate structure may make it more difficult or costly to take certain actions.  MGT conducts its business through: (a) Medicsight, a UK public company which is 55% owned by the Company, and through Medicsight’s subsidiaries in the United Kingdom, the USA, Japan and Gibraltar; and (b) the Medicexchange subsidiaries, in which MGT’s holdings range between 75% and 100%.  Although MGT, Medicsight and Medicexchange share some directors and management, they are required to comply with corporate governance and other laws and rules applicable to public companies in the United Kingdom and the USA.  Should MGT propose to take any action, such as a transfer or allocation of assets or liabilities between MGT and its subsidiaries, MGT would have to take into consideration the potentially conflicting interests of MGT’s stockholders and the non-controlling stockholders.  This may deter MGT from taking such actions that might otherwise be in the best interest of MGT or cause MGT to incur additional costs in taking such actions.  The subsidiary companies would not be able to pay dividends or make other distributions of profits or assets to MGT without making pro-rata payments or distributions to the respective non-controlling stockholders.  Although neither the subsidiary companies nor MGT has plans to pay dividends or make distributions to its shareholders, MGT’s corporate structure may deter its subsidiaries from doing so in the future.  If at any point we are ultimately unable to resolve any of these conflicts, this could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

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

In the three months ended June 30, 2009 no shares of common stock were issued.

Item 3.                            Defaults upon senior securities

None.

Item 4.                            Submission of matters to a vote of security holders

On August 4, 2009, we held our annual stockholders meeting. The Board proposed, and the shareholders approved, the election of each of our Directors for an additional term of one year to expire at our next Annual Meeting, tentatively scheduled for August 3, 2010, or until their successors are elected and qualified or until their earlier resignation or removal.  The number of votes cast for and the number withheld, as to each Director, were as follows:

Director	Shares in Favor	Shares Withheld	TOTAL
Tim Paterson-Brown	15,463,555	1,693,854	17,157,409
Allan Rowley	16,177,040	980,369	17,157,409
Neal Wyman	15,462,814	1,694,595	17,157,409
Dr. L. Peter Fielding	16,176,541	980,868	17,157,409
Peter Venton	15,462,814	1,694,595	17,157,409
Sir Christopher Paine	16,177,040	980,369	17,157,409
Dr. Allan Miller	16,177,040	980,369	17,157,409

The Board also proposed, and the shareholders approved, the ratification of the Board’s selection of Amper, Politziner & Mattia LLP as our independent auditors for the fiscal year ending December 31, 2009.  The number of votes cast for the ratification, the number cast against and the number abstained were as follows:

	Shares For	Shares Against	Shares Abstaining	TOTAL
Ratification of Auditors	16,209,016	942,935	5,457	17,157,408

Item 5. Other information.

None.

Item 6.                            Exhibits

10.6	First Amendment to Securities Purchase Agreement with XShares Group, Inc.
10.7	Second Amendment to Securities Purchase Agreement with XShares Group, Inc.
10.8	Convertible Promissory Note between XShares Group, Inc. and MGT Capital Investments, Inc. date August 10, 2009.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT Capital Investments, Inc.

	By:	/s/ TIM PATERSON-BROWN
Tim Paterson-Brown
Chief Executive Officer

	By:	/s/ ALLAN ROWLEY
Allan Rowley
Chief Financial Officer

August 14, 2009