Form 10-Q
period 2009-09-30
MGT CAPITAL INVESTMENTS INC
filed 2009-11-12
CIK 1001601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

As of November 12, 2009 the registrant had outstanding 32,550,590 shares of common stock, $0.001 par value, (excludes 6,349,793 common shares held as treasury stock).

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

MGT CAPITAL INVESTMENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2009	December 31, 2008
	(unaudited)	Revised note 3
Assets
Current assets:
Cash and cash equivalents	$26,913	$38,294
Marketable securities	—	1,884
Accounts receivable	57	134
Other receivables – related party	66	49
Prepaid expenses and other current assets	835	851
Convertible note	2,100	—
Total current assets	29,971	41,212

Property and equipment, at cost, net	498	706
Intangible assets, net of accumulated amortization of $200 (2008: $100)	199	299
Investments, at cost	594	776
Security deposits	313	301
Goodwill	—	12,157
Total assets	$31,575	$55,451

Liabilities
Current liabilities:
Accounts payable	$1,821	$2,877
Accrued expenses	1,750	1,386
Deferred revenue	74	77
Total current liabilities	3,645	4,340

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value: 75,000,000 shares authorized; 38,900,383 shares issued and 32,550,590 shares outstanding	39	39
Additional paid in capital	299,510	298,376
Accumulated other comprehensive loss	(4,453)	(4,959)
Accumulated deficit	(261,220)	(239,450)
	33,876	54,006
Treasury stock, at cost, 6,349,793 shares of common stock	(18,912)	(18,912)
Total stockholders’ equity	14,964	35,094
Non-controlling interest	12,966	16,017
Total equity	27,930	51,111

Total stockholders’ equity, liabilities and minority interest	$31,575	$55,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended September 30,
	2009	2008
		Revised note 3
Revenues	$62	$120
Cost of revenue	(1)	(86)
Gross profit	61	34

Operating expenses
Selling, general and administrative expenses	3,991	4,831
Research and development cost	340	1,558
	4,331	6,389

Operating loss	(4,270)	(6,355)

Interest and other income	556	4,465

Net loss before non-controlling interest	(3,714)	(1,890)

Net loss attributable to non-controlling interest	1,119	590

Net loss attributable to MGT Capital Investments, Inc.	$(2,595)	$(1,300)

Per share data:

Basic and diluted loss per share	$(0.08)	$(0.04)

Weighted average number of common shares outstanding	32,550,590	32,550,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Nine months ended September 30,
	2009	2008
		Revised note 3
Revenues	$183	$257
Cost of revenue	(3)	(116)
Gross profit	180	141

Operating expenses
Selling, general and administrative expenses	12,053	18,301
Research and development cost	1,670	2,785
Impairment of goodwill	12,157	—
	25,880	21,086

Operating loss	(25,700)	(20,945)

Interest and other (expense) / income	(437)	5,610

Net loss before non-controlling interest	(26,137)	(15,335)

Net loss attributable to non-controlling interest	4,367	5,120

Net loss attributable to MGT Capital Investments, Inc.	$(21,770)	$(10,215)

Per share data:

Basic and diluted loss per share	$(0.67)	$(0.28)

Weighted average number of common shares outstanding	32,550,590	36,712,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Revised note 3

(in thousands)

	Common stock		Additional paid-in	Accumulated comprehensive	Accumulated	Treasury	Total stockholders’	Non- controlling	Total
	Shares	Amount	capital	income/(loss)	deficit	stock	equity	interest	equity

BALANCE, DECEMBER 31, 2008	38,900	$39	$298,376	$(4,959)	$(239,450)	$(18,912)	$35,094	$16,017	$51,111

Stock-based compensation	—	—	1,134	—	—	—	1,134	393	1,527
COMPREHENSIVE INCOME/(LOSS)

Net loss for the period	—	—	—	—	(21,770)	—	(21,770)	(4,367)	(26,137)

Translation adjustment	—	—	—	506	—	—	506	923	1,429

Total comprehensive loss							(21,264)	(3,444)	(24,708)

BALANCE, SEPTEMBER 30, 2009	38,900	$39	$299,510	$(4,453)	$(261,220)	$(18,912)	$14,964	$12,966	$27,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(unaudited)

	Nine months ended September 30,
	2009	2008

Cash flows from operating activities
Net loss before non-controlling interest	$(26,137)	$(15,335)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,527	2,622
Depreciation	263	363
Amortization	100	72
Loss on impairment of goodwill	12,157	—
Loss on impairment of marketable securities	738	—
Loss on impairment of investments at cost	406	—
(Increase)/decrease in assets
Accounts receivable	87	(31)
Accounts receivable – related party	(13)	6
Prepaid expenses and other current assets	(43)	(769)
Increase/(decrease) in liabilities
Accounts payable	(1,232)	(1,323)
Accrued expenses	278	868
Deferred revenue	(10)	22
Net cash used in operating activities	(11,879)	(13,505)

Cash flows from investing activities:
Sale of marketable securities	946	1,555
Purchase of marketable securities	—	(3,688)
Purchase of cash short-term deposits	—	(1,000)
Redemption of cash short-term deposits	—	1,000
Purchase of fixed assets	(23)	(424)
Purchase of investments	—	(960)
Acquisition of Maydeal.com	—	(220)
Investment in convertible notes	(2,000)	—
Net cash used in investing activities	(1,077)	(3,737)

Cash flows from financing activities:
Purchase of treasury stock (net of commissions)	—	(18,912)
Purchase of subsidiary company stock	—	(1,251)
Net cash used in financing activities	—	(20,163)

Effects of exchange rates on cash and cash equivalents	1,575	(4,150)
Net change in cash and cash equivalents	(11,381)	(41,555)
Cash and cash equivalents, beginning of period	38,294	92,373
Cash and cash equivalents, end of period	$26,913	$50,818

The accompanying notes are an integral part of these condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

1. Organization, basis of presentation and liquidity

The accompanying unaudited condensed consolidated financial statements of MGT Capital Investments, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been included.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2009.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries.  All intercompany accounts and transactions have been eliminated.

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

The Company has incurred significant operating losses since inception and has recently commenced generating revenue from operations.  As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $261,220 at September 30, 2009.  The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities.  While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products the Company develops and markets will be accepted by consumers.

2. Summary of significant accounting policies

Principles of consolidation

The financial statements include the accounts of our Company and our wholly and majority owned subsidiaries.  Our main operating subsidiaries are Medicsight and Medicexchange.  The functional currencies of our subsidiaries are their local currencies.  All intercompany transactions and balances have been eliminated.  All foreign currency translation gains and losses arising on consolidation were recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss).   Non-controlling interest represents the minority equity investment in any of the MGT Capital Investments, Inc. group of companies, plus the minorities’ share of the net operating result and other components of equity relating to the non-controlling interest.

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

Marketable securities

The Company invests some of its cash balances in short-term, highly liquid, available for sale marketable securities, which are carried in our balance sheet at fair value, with unrealized gains and losses reported in stockholders’ equity as a component of accumulated other comprehensive income (loss), unless the Company concludes that unrealized losses represent an other-than-temporary impairment.  In that circumstance, such losses would be reflected in the consolidated statements of operations.  Realized gains and losses are included in other income/(expense).  Fair value is based upon quoted market prices for these or similar instruments.

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

Goodwill

Goodwill with an indefinite life is reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill.  We compare the book value to the market value (market capitalization plus a control premium) for the reporting unit. If the market value exceeds the book value, goodwill is considered not impaired, and thus the second step of the impairment test is not necessary.  If the book value exceeds the market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of the goodwill.  If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to the excess.  Any loss recognized cannot exceed the carrying amount of goodwill.  After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.  Subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed.

As of March 31, 2009 Medicsight’s share price had fallen to a level at which book value exceeded market value.  As a consequence, we carried out an impairment review at the end of the first quarter of 2009 and concluded that the goodwill was fully impaired.  See note 8.

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

Multiple-element arrangements — the Company enters into arrangements with resellers that include a combination of software products, maintenance and support.  For such arrangements, the Company recognizes revenue using the residual method.  The Company allocates the total arrangement fee among the various elements of the arrangement based on the fair value of each of the undelivered elements determined by vendor-specific objective evidence of fair value.  The fair value of maintenance and support services is established based on renewal rates.  In software arrangements for which the Company does not have vendor-specific objective evidence of fair value for all elements, revenue is deferred until the earlier of when vendor-specific objective evidence of fair value is determined for the undelivered elements (residual method) or when all elements for which the Company does not have vendor-specific objective evidence of fair value have been delivered.

As of September 30, 2009 we recorded $22 of deferred revenue relating to support and maintenance services and $52 relating to deferred license revenue, compared with $20 relating to support and maintenance revenue and $42 relating to deferred license revenue at December 31, 2008.

Medicexchange

We recognize revenue when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.  Deferred revenue is recorded when payments are received in advance of performing our service obligations.

As of September 30, 2009 we recorded $nil deferred revenue relating to Medicexchange, compared with $15 at December 31, 2008.

Research and development

We incur costs incurred in connection with the development of software products that are intended for sale.  Costs incurred prior to technological feasibility being established for the product are expensed as incurred.

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

For the nine months ended September 30, 2009 and 2008 the Company expended $1,670 and $2,785 respectively, for research and development expenses for Medicsight CAD and its products.

Fair value of financial instruments

On January 1, 2008 the Company adopted certain provisions of FASB ASC 820 “Fair Value Measurements and Disclosures” for financial assets and financial liabilities and on January 1, 2009 for non-financial assets and non-financial liabilities.  This establishes a framework for measuring fair value and expands disclosure about fair value measurements.

Income taxes

Effective January 1, 2007 the Company adopted elements of FASB ASC 740-10 “Income Taxes — Overall” regarding accounting for uncertainty in income taxes.  This clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  At the adoption date of January 1, 2007 and also as of September 30, 2009, the Company did not have any unrecognized tax benefits.  We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Consolidated Statements of Operations.  There was no interest and penalties for the nine months ended September 30, 2009 and 2008.  Tax years beginning in 2004 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

The computation of diluted loss per share excludes all options because they are anti-dilutive.  For the nine months ended September 30, 2009 there were 12,397,084 options excluded with a weighted average exercise price of $0.87 per share.  For the nine months ended September 30, 2008 there were 14,570,000 options excluded with a weighted average exercise price of $1.74 per share.

Comprehensive income (loss)

Comprehensive income (loss) as includes net income (loss) and items defined as other comprehensive income (loss).  Items defined as other comprehensive income (loss), such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities, are separately classified in the financial statements.  Such items are reported in the consolidated statements of stockholders’ equity as comprehensive (loss).

Segment reporting

The Company reports the results of it operating segments.  We designate the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. We also disclose information about products and services, geographic areas and major customers.  We operate in two segments, Medicsight, a medical imaging company, and Medicexchange, a web portal for radiologists.

Stock options

We recognize compensation cost relating to share-based payment transactions as an expense in the financial statements, and measurement of the cost based on the estimated fair value of the equity or liability instrument issued.  We also estimate and record forfeitures over the vesting period of the instrument.

Recent accounting pronouncements

In June 2009 the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative non-governmental GAAP.  All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission, will be superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.  The Codification does not change GAAP, but instead introduces a new structure that will combine all authoritative standards into a comprehensive, topically organized online database.  The Codification is effective for interim or annual periods ending after September 15, 2009, and has impacted the Company’s financial statement disclosures beginning with the quarter ending September 30, 2009 as all references to authoritative accounting literature are referenced in accordance with the Codification.  There are no changes to the content of our consolidated financial statements or disclosures as a result of implementing the Codification.

Effective January 1, 2008, the we adopted FASB ASC 820-10, “Fair Value Measurements and Disclosures — Overall” with respect to its financial assets and liabilities. In February 2008 the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, “Fair Value Measurements and Disclosures — Overall — Implementation Guidance and Illustrations”. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on our consolidated financial statements.

Effective January 1, 2009, the Company adopted FASB ASC Topic 805, “Business Combinations”. ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. ASC 805 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

Effective April 1, 2009, the Company adopted FASB ASC 820-10-65, “Fair Value Measurements and Disclosures — Overall — Transition and Open Effective Date Information”. ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have a material impact on our consolidated financial statements.

Effective April 1, 2009, the Company adopted FASB ASC 855-10, “Subsequent Events — Overall”. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, ASC 855-10 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  ASC 855-10 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This Statement is effective for financial statements issued for interim and annual periods ending after June 15, 2009 and it has not had a material impact on our financial reporting.

In October 2009 the FASB issued ASU 2009-14, “Certain Arrangements That Include Software Elements”, (amendments to FASB ASC Topic 985, “Software”) (ASU 2009-14).  ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance.  ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We do not expect adoption of ASU 2009-14 to have a material impact on our consolidated financial statements.

3. Non-controlling interest

On January 1, 2009 we adopted certain provisions of FASB ASC 805-20 “Business Combinations — Identifiable Assets and Liabilities, and Any Noncontrolling Interest”.  These establish accounting and reporting standards for the non-controlling interest (formerly known as minority interest) in a subsidiary (which may include variable interest entities) and for the deconsolidation of a subsidiary.  Significant changes include: balance sheet and income statement presentation and expanded disclosures; accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation; and recognition and measurement of a gain or loss when a subsidiary is deconsolidated.  For balance sheet presentation, non-controlling interests are now recorded within equity and so-called “mezzanine” display is not permitted.  In income statements, the amount of income attributable to the non-controlling interest is not a deduction that impacts net income.  As a result of these requirements, various financial statements ratios have been impacted.  The statement requires prospective application except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented.  Prior periods were reclassified to conform to the current period presentation.

4. Cash and cash equivalents

We invest our cash in short-term deposits with major banks.  At September 30, 2009 we held $26,913 in cash and cash equivalents.

Cash and cash equivalents consist of cash and temporary investments with maturities of 90 days or less when purchased.

Concentrations

The Company maintains its cash and cash equivalents at major financial institutions in Europe.  Cash held in foreign institutions is not insured by the Federal Deposit Insurance Corporation and amounted to $26,913 as of September 30, 2009 and $38,294 as of December 31, 2008.  The Company periodically evaluates the relative credit standing of financial institutions considered in its cash investment strategy.

5.  Convertible note

On May 14, 2009 we executed and delivered a Convertible Promissory Note (the “Note”) in the principal amount of $1,100 with XShares Group, Inc. (“XShares”).  The principal amount included a fee of $100 payable to us.  A copy of the Note was annexed as Exhibit 10.5 to our quarterly report on Form 10-Q for the three months ended March 31, 2009.

Simultaneously with executing the Note, we entered into a Securities Purchase Agreement (the “SPA”) with XShares, pursuant to which we agreed to purchase an aggregate of 73,943,662 Series B Shares at a purchase price of $0.0284 per share for a total of $2,100.

On August 5, 2009 we signed an Amendment to the SPA with XShares which, among other conditions, extended the date of the first closing to December 31, 2009. A copy of the Amendment is attached as Exhibit 10.6 to our quarterly report on Form 10-Q for the three months ended June 30, 2009.

On August 6, 2009 a Second Amendment to the SPA was signed.  A copy of the Second Amendment was attached as Exhibit 10.7 to our quarterly report on Form 10-Q for the three months ended June 30, 2009.  The result of these amendments allowed for the remaining $1,000 investment to be made in a Convertible Note with a maturity date of December 31, 2009.  Interest is accrued at an annualized rate of 10% as provided for in the Note.  The Convertible Note was attached as Exhibit 10.8 to our quarterly report on Form 10-Q for the three months ended June 30, 2009.

On the signing of the Second Amendment our CEO, Tim Paterson-Brown, was appointed the Series B Director of XShares. As of this date, therefore, XShares became a related party.

6.  Marketable securities

At December 31, 2008 investments in marketable securities consisted of HipCricket Inc. (“HipCricket”) and a fund managed by Bank Sarasin & Company Limited.

In the nine months ended September 30, 2009 we liquidated our holdings in the fund managed by Sarasin and transferred the proceeds to cash.  In the three months ended September 30, 2009 HipCricket was delisted from the AIM Market and we now account for it as an investment held at cost.

7.     Investments at cost

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

We carried out an impairment review of our holdings in Eurindia as of December 31, 2008.  Eurindia’s management had informed us that they intended to pay a liquidating dividend of between 30 cents and 50 cents per share in the first half of 2009.  We assumed the dividend to be the lower of these two values and impaired our holding to the value of 30 cents per share.

Eurindia’s management informed us that it intended to liquidate the investment by means of an IPO.  Due to the turbulence in financial markets, however, and specifically the weakness of the market for IPOs, we were not able to accurately ascertain the potential value of the investment on an IPO or the timescale in which it might be realized.  As a consequence, in the three months ended June 30, 2009 we fully impaired our investment and recognized an impairment loss of $176 in net loss.  We considered the amount of this impairment to be a Level 3 input under the fair value hierarchy, since it is based on significant unobservable inputs.

As of September 30, 2009 the investment had not been liquidated.

XShares Group

In 2007 the Company invested $960 in Series C preferred shares of XShares Group, Inc. (“XShares”), an investment advisor that creates, issues and supports exchange traded funds with a particular healthcare specialty.  In the year ended December 31, 2008 the Company invested an additional $2,040 in shares of XShares bringing the total invested to $3,000.  We account for these investments on a cost basis as our total holdings are less than 20%.  In Fiscal 2008 we reviewed the carrying value of our investment in XShares.  XShares was in the process of attempting to raise funds to drive the business forward.  As of December 31, 2008 we impaired this investment to $600.  As of June 30, 2009 the fund-raising was partially complete and, after reviewing our holding, we impaired the investment to $370, which we believe approximates fair value.  As of September 30, 2009 the fund-raising was continuing and, on review, we have kept XShares’ book value at $370.

We estimated these impairments based on management’s review and discussion of the strategy and business plan of XShares and review of draft Fiscal 2008 financial accounts prepared by an independent accountant.  These inputs are subject to management’s judgment and we have therefore deemed them to be Level 3 inputs in the fair value hierarchy.  The value of our investment has been reduced as previously invested cash has been used to fund business operations and as yet the business is not generating sufficient cash.  However, we have reviewed XShares’ business plan and we have adjusted our investment to a level we believe reflects the future market valuation and with no active market we believe this is the most suitable method with which to determine the value of our investment.

In the three months ended June 30, 2009 we invested $1,000 in a convertible note with a principal of $1,100 and in the three months ended September 30, 2009 we invested a further $1,000 in a second convertible note in XShares.

As of August 6, 2009 our CEO, Tim Paterson-Brown, was appointed the Series B Director of XShares and, as a consequence, XShares became a related party.

HipCricket Inc.

We hold shares in HipCricket Inc., a company engaged in mobile marketing.  In the three months ended September 30, 2009 HipCricket was delisted from the AIM Market and we now account for it as an investment held at cost.  Analyzing published financial and other information we reviewed the book value of the investment and decided that there was no need to impair its value.

The following table presents the changes in Level 3 instruments for the nine months ended September 30, 2009.

	January 1, 2009	Transfer from marketable securities	Purchases	Impairment losses included in earnings	September 30, 2009	Change in impairment losses relating to instruments still held at September 30, 2009

Eurindia Limited	$176	—	—	(176)	$—	$(176)
XShares Group, Inc.	600	—	—	(230)	370	(230)
HipCricket Inc.	—	224	—	—	224	—
	$776	224	—	(406)	$594	$(406)

8. Goodwill

Balance at December 31, 2008	$12,157
Impairment of goodwill	(12,157)
Balance at September 30, 2009	$—

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

The shares of Medicsight plc are traded on the AIM Market of the London Stock Exchange.  We consider this to be a Level 1 input in the fair value hierarchy as this is an unadjusted quoted price in an active market.

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

In addition, estimates of discounted cash flows would involve assumptions on a business with limited revenue history and developing revenue models, which increase the risk of differences between the projected and actual performance.  Significant differences between these estimates and actual cash flows could materially affect our future financial results.  We consider these to be Level 3 inputs in the fair value hierarchy, as this is an unobservable input with little or no market activity that require significant management judgment.

We conducted our annual impairment test of goodwill as of December 31, 2008.  As a result of this test we determined that no adjustment to the carrying value of goodwill was required.

In the three months ended March 31, 2009, the market value of Medicsight plc, as traded on the AIM Market of the London Stock Exchange, declined from $53,000 to $13,200.  Following this decline in value we conducted an impairment test of goodwill as of March 31, 2009.  Due to the uncertainties involved in using the unobservable inputs to estimate future cash flows, we used market price, Level 1 inputs, as the primary basis of our impairment review.  As a result of this test we determined that the carrying amount of Medicsight plc exceeded its fair value and recorded an impairment loss of $12,157 during the quarter ended March 31, 2009.

9. Interest and other income / (expense)

We had the following interest and other income amounts:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Impairment loss on Eurindia	$—	$—	$(176)	$—
Impairment loss on HipCricket	38	—	(701)	—
Impairment loss on XShares	—	—	(230)	—
Loss on other marketable securities	—	—	(37)	—
Interest income	117	646	306	1,791
Currency gain on short term investments	401	3,819	401	3,819
Total	$556	$4,465	$(437)	$5,610

The gain / (loss) on marketable securities relates to losses considered other than temporary on our holdings in HipCricket and other marketable securities and realized losses on other marketable securities.

Interest income includes bank interest and interest from the XShares convertible notes.  An unrealized gain of $401 (2008: $3,819) was made on currency movements due to foreign currency held in a subsidiary.

10. Comprehensive income (loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income.  Items defined as other comprehensive income, such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities are separately classified in the financial statements.  Such items are reported in the consolidated statements of stockholders’ equity as comprehensive income as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Net loss as reported	$(3,714)	$(1,890)	$(26,137)	$(15,335)
Unrealized foreign exchange (loss) gain	(748)	(4,077)	1,429	(4,150)
Unrealized gain (loss) on marketable securities	(38)	178	—	77
Comprehensive loss	(4,500)	(5,789)	(24,708)	(19,408)
Comprehensive loss attributable to non-controlling interest	1,393	590	3,444	5,120
Comprehensive loss attributable to MGT Capital Investments, Inc.	$(3,107)	$(5,199)	$(21,264)	$(14,288)

The unrealized foreign exchange loss predominantly relates to the movement, in the three and nine month periods ended September 30, 2009, on the difference between Medicsight’s net assets translated at the period end rate and reserves translated at historical rates.

The total accumulated other comprehensive loss as of September 30, 2009 is the result of net foreign currency translation losses.

11. Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.  Our chief operating decision-making group is composed of the Chief Executive Officer and members of senior management.  Our reportable operating segments are Medicsight and Medicexchange.

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

The following is a reconciliation between Medicsight’s published financial statements and the US GAAP consolidated results:

	Medicsight plc	Medicsight plc	Medicsight plc	Medicexchange	Corporate and Other	Total
	(IFRS)	GAAP Adj’ts	(US GAAP)	(US GAAP)	(US GAAP)	(US GAAP)

Nine months ended September 30, 2009
Net revenue to external customers	$146	$—	$146	$37	$—	$183
Operating loss	(10,183)	143	(10,040)	(843)	(14,817)	(25,700)
Assets	$21,350	$—	$21,350	$2,383	$7,842	$31,575

Nine months ended September 30, 2008
Net revenue to external customers	$113	$—	$113	$144	$—	$257
Operating loss	(14,225)	(263)	(14,488)	(2,970)	(3,487)	(20,945)
Assets	$39,946	$—	$39,946	$3,017	$29,027	$71,990

The principal GAAP adjustments are the accounting for stock options and cumulative translation adjustments.

The main operations and fixed assets of Medicsight are in the United Kingdom while Medicexchange’s are in the USA and China.

12. Stock-based compensation

We have issued stock options from MGT and our principal subsidiary companies, Medicsight and Medicexchange.

MGT stock option plan

On December 5, 2007 we approved the 2007 MGT stock option plan and granted options for 1,975,000 shares under this plan.  At September 30, 2009 there were 1,975,000 options outstanding and 658,333 of the options issued were exercisable.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant.

Medicsight stock option plans

We have eleven Stock Option Plans in Medicsight, whose shares were listed on the AIM Market of the London Stock Exchange on September 21, 2007.

Plan A - on February 26, 2003 we approved stock option plan “A” and in the three month period ended March 31, 2003 we granted options for 2,971,000 shares under this plan.  At September 30, 2009 there were 62,500 options outstanding, all of which were exercisable.

Plan B - on August 15, 2005 we approved stock option plan “B” and between July 1, 2003 and March 31, 2005 we granted options for 3,420,500 shares under this plan.  At September 30, 2009 there were 172,500 options outstanding, all of which were exercisable.

Plan C - on August 15, 2005 we approved stock option plan “C” and between April 1, 2005 and June 30, 2006 we granted options for 515,000 shares under this plan.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from date of grant.  At September 30, 2009 there were 85,000 options outstanding, all of which were exercisable.

Plan D - On July 13, 2006 we approved stock option plan “D” and granted options for 1,375,000 shares under this plan.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant.  At September 30, 2009 there were 26,667 options outstanding, all of which were exercisable.

Plan E - on February 22, 2007 we approved and granted options for 5,900,000 shares under stock option plan “E”.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At September 30, 2009 there were 1,015,000 options outstanding and 751,670 of the options issued were exercisable.

Plan F - on May 16, 2007 we approved and subsequently granted options for 350,000 shares under stock option plan “F”.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At September 30, 2009 there were 50,000 options outstanding and 33,333 of the options issued were exercisable.

Plan G - on December 18, 2007 we approved and subsequently granted options for 3,025,000 shares under stock option plan “G”.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At September 30, 2009 there were 241,667 options outstanding and 141,667 of the options issued were exercisable.

Plan H - on June 2, 2008 we approved and subsequently granted options for 750,000 shares under stock option plan “H”.  Options under this plan vest in equal one thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At September 30, 2009 there were no options outstanding.

Plan I - on December 16, 2008 we approved and subsequently granted options for 1,805,000 shares under stock option plan “I”. Options under this plan vest in equal one thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At September 30, 2009 125,000 options were outstanding, none of which were exercisable.

Plan J - on May 14, 2009 we approved and subsequently granted options for 7,848,750 shares under stock option plan “J”.  Options under this plan vest in equal one sixths after employees have been employed for 6, 12, 18, 24, 30 and 36 months from the grant date.  At September 30, 2009 there were 7,643,750 options were outstanding, none of which were exercisable.

Plan K - on May 20, 2009 we approved and subsequently granted options for 300,000 shares under stock option plan “K”.  Options under this plan vest in equal one thirds on June 30, 2009, September 30, 2009 and December 31, 2009.  At September 30, 2009 there were 300,000 options were outstanding and 200,000 of the options were exercisable.

Medicexchange stock option plans

We have two stock option plans in Medicexchange whose shares are not publicly traded.

Plan A - on July 20, 2006 we approved Medicexchange stock option plan “A” and granted options for 950,000 shares under this plan.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant.  At September 30, 2009 there were 550,000 options outstanding, all of which were exercisable.

Plan B - on July 26, 2007 we approved Medicexchange stock option plan “B” and granted options for 300,000 shares under this plan.  Options issued under this plan vest equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant.  At September 30, 2009 there were 150,000 options outstanding and 100,000 of the options issued were exercisable.

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

The following assumptions were used to estimate fair value:

	Nine months ended September 30
	2009	2008

Dividend yield	0%	0%
Expected volatility	105%	39%
Risk-free rate	3.89%	5.00%
Expected life of options	6.75 years	3.00 years

The following table summarizes stock option activity for the nine months ended September 30, 2009:

	Outstanding			Exercisable
	Number of shares	Weighted- average exercise price		Number of shares	Weighted- average exercise price

Outstanding at December 31, 2008	16,137,500	£0.91	$1.31	5,679,166	£0.98	$1.42

Granted	8,148,750	0.09	0.13
Exercised	—	—	—
Forfeited	(11,889,166)	0.68	1.08

Outstanding at September 30, 2009	12,397,084	£0.55	$0.87	2,781,670	£0.99	$1.58

The following is a summary of the status of the stock options outstanding at September 30, 2009:

	Outstanding options				Exercisable options
	Number	Remaining contractual life (years)	Average exercise price		Number	Average exercise price

MGT Capital Investments, Inc. 2007 Plan	1,975,000	8.2		$3.69	658,333		$3.69
Medicsight Plan A	62,500	3.8	£0.75	$1.19	62,500	£0.75	$1.19
Medicsight Plan B	172,500	5.0	£0.75	$1.19	172,500	£0.75	$1.19
Medicsight Plan C	85,000	5.8	£0.75	$1.19	85,000	£0.75	$1.19
Medicsight Plan D	26,667	6.8	£0.83	$1.32	26,667	£0.83	$1.32
Medicsight Plan E	1,015,000	7.4	£0.50	$0.80	751,670	£0.50	$0.80
Medicsight Plan F	50,000	7.7	£0.75	$1.19	33,333	£0.75	$1.19
Medicsight Plan G	241,667	8.2	£1.10	$1.75	141,667	$1.10	$1.75
Medicsight Plan H	—	8.7	£0.69	$1.10	—	—	—
Medicsight Plan I	125,000	9.3	£0.24	$0.38	—	—	—
Medicsight Plan J	7,643,750	9.6	£0.09	$0.14	—	—	—
Medicsight Plan K	300,000	9.6	£0.10	$0.16	200,000	£0.10	$0.16
Medicexchange Plan A	550,000	7.1	£0.40	$0.64	550,000	£0.40	$0.64
Medicexchange Plan B	150,000	7.9	£1.00	$1.59	100,000	£1.00	$1.59

On May 14, 2009 we approved Medicsight Plan J. Employees who were employed on May 14, 2009 were given the opportunity to forfeit all their existing options in Plans A through I and, in their place, receive in Plan J 50% of the number of forfeited options.  We account for this as a modification of the existing options, specifically a cancel and reissue.  Of the options issued in Plan J 3,032,500 were issued as new options and 4,816,250 were issued as replacements for options cancelled in existing plan.

The modification charge for the nine months ended September 30, 2009 was $9.  In the nine months ended September 30, 2008 it was $391.

We recorded the following amounts related to stock-based expenses in the Statement of Operations for the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Selling, general and administrative	$484	$700	$1,449	$2,492

Research and development	14	42	78	130

Total	$498	$742	$1,527	$2,622

Of the $1,527 stock-based expense in the nine months ended September 30, 2009, $393 was allocated to the non-controlling interest.

No compensation costs were capitalized.

The aggregate intrinsic value for options outstanding and exercisable at September 30, 2009 was approximately $3. The aggregate intrinsic value for all outstanding options is $281.

A summary of non-vested options at September 30, 2009 and the change during the nine months ended September 30, 2009 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2009	10,458,334	£0.35	$0.51
Granted	8,148,750	£0.24	$0.38
Vested	(2,308,315)	£0.24	$0.38
Forfeited	(6,683,355)	£0.29	$0.46
Non-vested at September 30, 2009	9,615,414	£0.35	$0.56

At September 30, 2009 there was $4,351 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the option plans.

Non-vested awards are expected to be recognized over a weighted average period of 2.5 years.

13. Non-controlling interest

The Company has non-controlling investors in both Medicsight and Medicexchange as follows:

	Medicsight	Medicexchange	Total

Non-controlling interest at January 1, 2009	$15,036	$981	$16,017
Non-controlling share of operating losses	(4,280)	(87)	(4,367)
Non-controlling share of stock-based expense	387	6	393
Non-controlling share of other comprehensive income (loss)	927	(4)	923
Non-controlling interest at September 30, 2009	$12,070	$896	$12,966

14. Related Party Transactions

Tim Paterson-Brown, our Chief Executive Officer, is a non-executive director of Accsys Technologies plc, which has a subsidiary company Titan Wood Limited.  Titan Wood Limited rents space in 66 Hammersmith Road.  In the nine month period ended September 30, 2009 and 2008 respectively, $194 and $79 of office related costs were recharged to Titan Wood Limited.  At September 30, 2009 there was a balance receivable from Titan Wood Limited of $66 of which $12 remains unpaid as of November 5, 2009.  This is payable within 30 days under the terms of the invoice.

On August 6, 2009 we signed the Second Amendment to the Securities Purchase Agreement with XShares Group Inc (“XShares”) and on the same date our CEO, Tim Paterson-Brown, was appointed the Series B Director of XShares (see Note 5). As of this date, therefore, XShares became a related party.  In the nine months ended September 30, 2009 we have accrued $157 interest relating to the investment we have made in the XShares convertible Notes.

15. Commitments

Lease Commitments and Security Deposit

On August 25, 2006 we executed a 10-year agreement with Pirbright Holdings Limited, to lease 8,787 square feet of office space at the Kensington Centre, 66 Hammersmith Road, London W14 8UD, United Kingdom.  Under this lease agreement our UK property rent, services and related costs are be approximately £330 ($525) per annum, paid quarterly in advance.  We have the right to terminate this agreement on the expiry of the fifth year of the lease.  Our annual rent is subject to upward only review on August 24, 2011.

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

The following is a schedule of the future minimum rental payments required under operating leases that have initial or remaining non-cancellable terms in excess of one year:

Year ending December 31,
2009 (remaining three months)	$168
2010	671
2011	260
2012	5
2013	2
Later years	—
Total minimum	$1,106

Other commitments

In July 2008 we entered into an agreement with a partner to develop interfaces for our software.  We have committed to pay Euros 1,445 ($2,109) over an expected thirty-six month period.  As at September 30, 2009 we have paid Euros 995 ($1,451).  These payments will be recovered against future royalty payments, should the products be successfully commercialized.  These payments have been expensed to the income statement and classified as research and development.

16. Subsequent events

We evaluated subsequent events and their potential impact on our results of operations, financial position and disclosures, from the balance sheet date through November 12, 2009.

On October 8, 2009 MGT Capital Investments Limited, a company incorporated in England and Wales (“MGT UK”), and a wholly owned subsidiary of MGT Capital Investments, Inc., entered into an agreement (the “Subscription Agreement”, attached hereto as Exhibit 10.9) with Moneygate Group Limited, a company incorporated in England and Wales (“Moneygate”), pursuant to which MGT UK acquired 9,607,843 ordinary shares of Moneygate, representing 49% of Moneygate’s issued and outstanding share capital, for the sum of £96.08 ($155).  (The consideration stated here is not in ‘000s).  Concurrent with the acquisition, MGT UK entered into two loan facilities with Moneygate.  The first facility provides for a twelve-month no interest working capital loan from MGT UK to Moneygate in the amount of £250 ($402) (figures are stated in ‘000s) (attached hereto as Exhibit 10.10).  The default rate of interest is 7% per year.  The second facility provides for a secured term loan facility of £2,000 ($3,208) (figures are stated in ‘000s) (attached hereto as Exhibit 10.11) from MGT UK to Moneygate to be used by Moneygate for acquisitions of financial advisory companies.  Such acquisitions must be approved by MGT UK in writing and such approval may not be unreasonably withheld or delayed.  The term of the second facility is the earlier of (i) three years from the effective date of October 8, 2009, or (ii) the date upon which MGT UK ceases to be a shareholder of Moneygate.  Interest accrues at the rate of 5% per year on any money drawn from the Acquisition Facility.  The default rate of interest is 7% per year.

There are no material relationships between the MGT Capital Investments, Inc. and Moneygate, or each of its respective affiliates, and any of the parties to the Transaction Documents, other than in respect of the Transaction Documents.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The terms “MGT”, “the Company”, “we”, “our” and “us” refer to MGT Capital Investments, Inc. and its subsidiaries, as a consolidated entity, unless the context suggests otherwise.

This quarterly report on Form 10-Q contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements may be identified by the use of words such as “anticipate”, “estimates”, “should”, “expect”, “guidance”, “project”, “intend”, “plan”, “believe” and other words and terms of similar meaning, in connection with any discussion of our financial statements, business, results of operations, liquidity and future operating or financial performance.  Please also refer to our “Note Regarding Forward Looking Statements” at the front of this Form.

Executive summary

The Company achieved the following results in the nine months ended September 30, 2009:

•          Revenue from license and other sales decreased 29% to $183 compared to $257 in 2008.

•          Gross profit increased 28% to $180 compared to $141 in 2008.

•          Other operating expenses, excluding the goodwill impairment, decreased 35 % to $13,723 compared to $21,086 in 2008.

•          $12,157 of goodwill relating to Medicsight was fully impaired in the first quarter of 2009.

•          Net loss increased 113 % to $21,770 and resulted in a loss per share of $0.67 compared to a net loss of $10,215 and net loss per share of $0.28 in 2008.

Revenue has fallen due to the decrease in revenue in Medicexchange following the slowdown of medical equipment sales in China.  Medicsight’s revenue has increased slightly and, due to its higher gross profit compared to Medicexchange, has pushed up gross profit overall.  With regards to regulatory approvals for Medicsight’s products, we continue to work closely with our FDA advisers and await further feedback on the 510(k) application made for ColonCAD. We also await a further update from the Ministry of Health, Labour and Welfare (MHLW) regulatory authorities in Japan.

Operating costs, excluding the goodwill impairment, have decreased by $7,363 due to a focus on reducing costs, a reduction in headcount in Medicsight and foreign exchange movements in the nine months ended September 30, 2009.  A fall in the value of sterling from $1.95:£1.00 to $1.54:£1.00 has reduced reportable costs by approximately $3,200 using the average exchange rate for the nine months ended September 30, 2008 as the majority of our costs are incurred in sterling in Medicsight.

The significant increase in net loss was due to the impairment of $12,157 of goodwill relating to Medicsight.

Our balance sheet remains strong with cash and cash equivalents and marketable securities of $26,913 compared to $40,178 as of December 31, 2008.  The movement is mainly attributable to cash used in operating activities ($11,879).

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

The shares of Medicsight plc are traded on the AIM Market of the London Stock Exchange.  We consider this to be a Level 1 input in the fair value hierarchy, as this is an unadjusted quoted price in an active market.

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

In addition, estimates of discounted cash flows would involve assumptions on a business with limited revenue history and developing revenue models, which increase the risk of differences between the projected and actual performance.  Significant differences between these estimates and actual cash flows could materially affect our future financial results.  We consider these to be Level 3 inputs in the fair value hierarchy, as this is an unobservable input with little or no market activity that require significant management judgment.

We conducted our annual impairment test of goodwill as of December 31, 2008.  As a result of this test we determined that no adjustment to the carrying value of goodwill was required.

In the period between December 31, 2008 and March 31, 2009, the market value of Medicsight plc, as traded on the AIM Market of the London Stock Exchange, declined from $53,000 to $13,200.  Following this decline in value we conducted an impairment test of goodwill as of March 31, 2009.  Due to the uncertainties involved in using the unobservable inputs to estimate future cash flows, we used market price inputs as the basis of our impairment review.  As a result of this test we determined that the carrying amount of Medicsight plc exceeded its fair value and recorded an impairment loss of $12,157 during the quarter ended March 31, 2009.

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

Equity-based compensation

We recognize compensation expense for all equity-based payments.  Under fair value recognition provisions, we recognize equity-based compensation net of an estimated forfeiture rate and recognize compensation cost only for those shares expected to vest over the requisite service period of the award.

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

Research and development

We incur costs incurred in connection with the development of software products that are intended for sale.  Costs incurred prior to technological feasibility being established for the product are expensed as incurred.  Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model.  Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value.  Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.  Amortization commences when the product is available for general release to customers.

We concluded that capitalizing such expenditures on completion of a working model was inappropriate because we did not incur any material software production costs and therefore have decided to expense all research and development costs.  Our research and development costs are comprised of staff, consultancy and other costs expensed on the Medicsight products.

Fair value of financial instruments

On January 1, 2008 the Company adopted certain provisions of FASB ASC 820, “Fair Value Measurements and Disclosures” for financial assets and financial liabilities and on January 1, 2009 for non-financial assets and non-financial liabilities.  This establishes a framework for measuring fair value and expands disclosure about fair value measurements.  Applying fair value measurements to our financial instruments requires management’s judgment, especially when using Level 2 and Level 3 inputs.

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

Results of operations

Revenue and gross profit

We have generated revenues of $183 and gross profit of $180 for the nine months ended September 30, 2009, compared to $257 and $141 for the nine months ended September 30, 2008.  Medicsight increased revenues in the period and Medicexchange’s decreased.

Medicsight has sold licenses in Europe where it has regulatory approvals.

Medicexchange generated revenue from advertising sales in China and the USA.

Operating expenses

Our research and development expense for the nine months ended September 30, 2009 was $1,670 compared to $2,785 for the nine months ended September 30, 2008.  Our research and development costs were comprised of staff, staff related consultancy, stock options and product development software costs expensed on the research and development of Medicsight’s products.  The fall is due to the reduction in headcount incurred in the nine months ended September 30, 2009 as well the fall in the value of sterling against the dollar.

Our selling, general and administrative expenses for the nine months ended September 30, 2009 were $12,053 compared to $18,301 for nine months ended September 30, 2008, with the significant items being:

•                  People related costs have decreased by $2,146 (30%) due to a reduced head count in both Medicexchange and Medicsight, a lower provision for bonus costs, reduced recruitment costs and the effect of the fall in the value of sterling against the dollar;

•                  Stock option charges have decreased by $1,096 (42%) in the nine months to September 30, 2009 due to the effect of modifications made to plans in the first half of 2008, pushing up the cost in that period, and the fall in the value of sterling against the dollar; and

•                  A strengthening of the dollar against sterling has reduced all elements of selling, general and administrative expenses by approximately $3,200 in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

At the end of the quarter ended March 31, 2009 we implemented a redundancy program in Medicsight to reduce costs.  As a consequence, we expect people related costs to continue to decrease.

Following an impairment review in the three months ended March 31 2009, we fully impaired $12,157 of goodwill relating to Medicsight.  There was no impairment charge in the nine months ended September 30, 2008.  As explained in the executive summary, we based our fair value measurements on the market price of Medicsight shares listed on the AIM Market of the London Stock Exchange as of March 31, 2009.

Interest and other (expense) income was an expense of $437 in the nine months ended September 30, 2009 compared to revenue of $5,610 in the same period in the prior year.  The expense was made up of impairment losses in Eurindia ($176), HipCricket ($701) and XShares ($230) incurred in the nine months ended September 30, 2009.  There were also realized losses on other investments of ($37).  Interest income was $306, which included interest and arrangement fees from the XShares convertible notes.  A further gain of $401 was made on currency movements due to the rising value of the dollar compared to sterling.

Interest in the nine months ended September 30, 2008 was an income figure as opposed to an expense in the nine months ended September 30, 2009 due to the higher levels of cash held, higher interest rates, investment gains rather than impairments and the timing of foreign exchange gains in a subsidiary company.

Income tax

Our effective tax rate for the nine months ended September 30, 2009 is 0%.  The difference in our effective tax rate from the federal statutory rate is primarily due to a 100% valuation allowance provided for all deferred tax assets.

Net loss and net loss per share

Net loss attributable to equity holders of MGT Capital Investments, Inc. was $2,595 for the three months ended September 30, 2009 compared to a net loss of $1,300 for the three months ended September 30, 2008.  Net loss per share for the three months ended September 30, 2009 was $0.08 (based on weighted average shares outstanding of 32,550,590), compared to $0.04 for the three months ended September 30, 2008 (based on weighted average shares outstanding of 32,550,742).

Net loss attributable to equity holders of MGT Capital Investments, Inc. was $21,770 for the nine months ended September 30, 2009 compared to a net loss of $10,215 for the nine months ended September 30, 2008.  Net loss per share for the nine months ended September

30, 2009 was $0.67 (based on weighted average shares outstanding of 32,550,590), compared to $0.28 for the nine months ended September 30, 2008 (based on weighted average shares outstanding of 36,712,780).

The increase in net loss between the nine months ended September 30, 2008 and the nine months ended September 30, 2009 was predominantly due to the goodwill impairment in the three months ended March 31, 2009.

The increase in net loss between the three months ended September 30, 2008 and three months ended September 30, 2009 was due to the $3,819 foreign exchange gain made in 2008.

Operational currency

Our main operating currency is UK sterling.  Our results of operations are affected by changes in the $:£ rates used to translate the operational result.  For nine months ended September 30, 2009 the average rate was $1.54: £1.00 and for nine months ended September 30, 2008 the rate was $1.95:£1.00, a decrease of 21%.

Operating results by business segment

We consider MGT’s business segments to be those of its two operating subsidiaries, Medicsight and Medicexchange.

Medicsight

	Three months ended September 30,
	2009	2008

Revenue	$45	$25
Selling, general and administration costs	2,566	3,366
Research and development	340	1,558
Operating expense	(2,906)	(4,924)
Stock-based compensation (included in operating expenses)	(254)	(476)
Operating loss	(2,861)	(4,899)
Interest and other income	412	4,299

	Nine months ended September 30,
	2009	2008

Revenue	$146	$113
Selling, general and administration costs	8,516	11,816
Research and development	1,670	2,785
Operating expense	(10,186)	(14,601)
Stock-based compensation (included in operating expenses)	(865)	(1,677)
Operating loss	(10,040)	(14,488)
Interest and other income	466	5,035

	September 30, 2009	December 31, 2008

Cash	$19,638	$26,624
Net assets	18,667	25,302

In the three months ended September 30, 2009 sales of our CAD products rose compared to the same period in the prior year. While we continue to integrate our ColonCAD 4.0 product with partners’ visualization technologies, existing CAD products continue to gain recognition in the market.  We expect our MedicRead 3.0 stand-alone visualization and CAD software to contribute to revenue in the future.

With regards to regulatory approvals for Medicsight’s products, we continue to work closely with our FDA advisers and await further feedback on the 510(k) application made for ColonCAD. We also await a further update from the Ministry of Health, Labour and Welfare (MHLW) regulatory authorities in Japan.

At the end of the first quarter of 2009 we streamlined Medicsight’s operations and reduced staff numbers to forty-five in order to reduce our operating costs and cash flow.   This, together with the fall in the value of sterling, has resulted in the reduction in operating expenses in the nine months ended September 30, 2009.

Research and development is made up of staff, staff related consultancy, stock options and product development software costs expensed on the research and development of Medicsight’s products.  This has decreased compared to the comparative periods in 2008 due to the timing of certain stages of MedicRead’s development and reduced headcount.

In local currency terms, bonus charges fell as we believe that, after the redundancy program in Medicsight, any potential year end performance related bonuses would, in total, be lower than in the previous year.

In the nine months ended September 30, 2009 the stock option charge fell as we made modifications to certain options in the nine months ended September 30, 2008 and the charge has not been repeated in the nine months ended September 30, 2009.  Also, due to the reduction in headcount, fewer options will vest, reducing the charge further.

Interest and other income was generated by returns on the investment of the proceeds from the IPO in June 2007.  Interest income has fallen in the first three quarters of 2009 compared to the same period in 2008 as the level of cash invested was lower, combined with lower investment returns due to significantly lower interest rates.  Significantly, in the third quarter of 2008, cash held in dollars in Medicsight produced a foreign exchange gain of $3,819 compared to $401 in the three months ended September 30, 2009.

We believe that continuing low interest rates, combined with lower cash balances, will mean a lower level of interest and other income during Fiscal 2009 compared to Fiscal 2008.

Cash and net assets were lower at September 30, 2009 compared to December 31, 2008 because of Medicsight’s cash used in operating activities.

Medicexchange

	Three months ended September 30,
	2009	2008

Revenue from external customers	$17	$95
Cost of revenue	(1)	(85)
Gross profit	16	10
Operating expenses	(237)	(879)
Operating loss	(221)	(869)
Stock-based compensation (included in operating expenses)	14	6

	Nine months ended September 30,
	2009	2008

Revenue from external customers	$37	$144
Cost of revenue	(3)	(116)
Gross profit	34	28
Operating expenses	(877)	(2,998)
Operating loss	(843)	(2,970)
Stock-based compensation (included in operating expenses)	(22)	(158)

	September 30, 2009	December 31, 2008

Cash	$1,202	$1,322
Net (liabilities)	(2,513)	(1,412)

In the first nine months of 2008 Medicexchange’s revenue was derived from both online and offline sales; in the same period in 2009 we focused on online sales, leading to a lower level of sales but at a higher margin.  The online sales were split between China and the USA 60%/40% respectively.  We expect our focus to continue to be on online sales.

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

Stock-based compensation has fallen due to modifications to plans made in 2008 not being repeated in 2009 and the reduction in headcount meaning fewer options will vest.

We also use less office space and the lower number of staff has lead to a lower level of ancillary costs.  We have also reduced our discretionary spending, demonstrated by the reduction in all other listed cost categories.

Liquidity and capital resources

Working capital information

	September 30, 2009	December 31, 2008
Working capital summary
Cash, cash equivalents and marketable securities	$26,913	$40,178
Current assets	29,971	41,212
Current liabilities	(3,645)	(4,340)
Working capital surplus	$26,326	$36,872
Ratio of current assets to current liabilities	8.2	9.5

	Nine months ended September 30,
	2009	2008
Cash flow summary
Cash (used for) provided by
Operating activities	$(11,879)	$(13,505)
Investing activities	(1,077)	(3,737)
Financing activities	—	(20,163)
Effects of exchange rates on cash and cash equivalents	1,575	(4,150)
Net cash flow	$(11,381)	$(41,555)

Our cash, cash equivalents and marketable securities have decreased during 2009 predominantly because of the cash used in operating activities.  Our net cash used in operating activities differs from net loss because of various non-cash adjustments such as the transfer to non-controlling interest, stock-based compensation and impaired investments and goodwill.  Even though net loss was greater in the nine months ended September 30, 2009 compared to the same period in the prior year, cash used in operating activities was lower.  This was due to lower levels of expenditure in the nine months ended September 30, 2009, and the fact that net loss included the $12,157 non-cash goodwill impairment charge relating to goodwill.

Our ratio of current assets to current liabilities remains strong at 8.2.  This is a result of the $26,913 of cash held in the Company.

Valuation of investments held at fair value

At December 31, 2008 investments held at fair value consisted of HipCricket and a fund managed by Bank Sarasin & Company Limited.  In the three months ended June 30, 2009 we liquidated our holdings in the fund managed by Sarasin and transferred the proceeds to cash.  In the three months ended September 30, 2009 HipCricket was delisted from the AIM Market and we now account for it as an investment held at cost.

As of September 30, 2009 we therefore have no investments accounted for as marketable securities.

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

Eurindia’s management informed us that it intends to liquidate the investment by means of an IPO.  Due to the turbulence in financial markets, however, and specifically the weakness of the market for IPOs, we were not able to accurately ascertain the potential value of the investment on an IPO or the timescale in which it might be realized.  As a consequence, in the three months ended June 30, 2009 we fully impaired our investment and recognized an impairment loss of $176 in net loss.  We considered the amount of this impairment to be a Level 3 input, which is a significant unobservable input.  As of September 30, 2009 Eurindia’s management had yet to liquidate the investment.

Investment in XShares Group, Inc.

In 2007 we invested $960 in Series C preferred shares of XShares Group, Inc. (“XShares”), an investment advisor that creates, issues and supports exchange traded funds with a particular healthcare specialty.  In the year ended December 31, 2008 we invested an additional $2,040 in shares of XShares bringing the total invested to $3,000.  We account for these investments on a cost basis as our total holdings are less than 20%.  In Fiscal 2008 we reviewed the carrying value of our investment in XShares.  XShares was in the process of attempting to raise funds to drive the business forward.  As of December 31, 2008 we impaired this investment to $600.  As of June 30, 2009 the fund-raising was partially complete and, after reviewing our holding, we impaired the investment to $370, which we believe approximates fair value.  As of September 30, 2009 the fund-raising was continuing and, on review, we have kept XShares’ book value at $370.

We estimated these impairments based on management’s review and discussion of the strategy and business plan of XShares and review of draft Fiscal 2008 financial accounts prepared by an independent accountant.  These inputs are subject to management’s judgment and we have therefore deemed them to be Level 3 inputs in the fair value hierarchy.  The value of our investment has been reduced as previously invested cash has been used to fund business operations and as yet the business is not generating sufficient cash.  However, we have reviewed XShares’ business plan and we have adjusted our investment to a level we believe reflects the future market valuation and with no active market we believe this is the most suitable method with which to determine the value of our investment.

On May 14, 2009 we executed and delivered a Convertible Promissory Note (the “Note”) in the principal amount of $1,100 with XShares.  The principal amount included a fee of $100 payable to us.  A copy of the Note was annexed as Exhibit 10.5 to our quarterly report on Form 10-Q for the three months ended March 31, 2009.

Simultaneously with executing the Note, we entered into a Securities Purchase Agreement (the “SPA”) with XShares, pursuant to which we agreed to purchase an aggregate of 73,943,662 Series B Shares at a purchase price of $0.0284 per share for a total of $2,100.

On August 5, 2009 we signed an Amendment to the SPA with XShares which, among other conditions, extended the date of the first closing to December 31, 2009. A copy of the Amendment is attached as Exhibit 10.6 to our quarterly report on Form 10-Q for the three months ended June 30, 2009.

On August 6, 2009 a Second Amendment to the SPA was signed.  A copy of the Second Amendment was attached as Exhibit 10.7 to our quarterly report on Form 10-Q for the three months ended June 30, 2009.  The result of these amendments allowed for the remaining $1,000 investment to be made in a Convertible Note with a maturity date of December 31, 2009.  Interest is accrued at an annualized rate of 10% as provided for in the Note.  The Convertible Note was attached as Exhibit 10.8 to our quarterly report on Form 10-Q for the three months ended June 30, 2009.

On the signing of the Second Amendment our CEO, Tim Paterson-Brown, was appointed the Series B Director of XShares Group, Inc. As of this date, therefore, XShares Group, Inc. became a related party.

HipCricket Inc.

We hold shares in HipCricket Inc. (“HipCricket”), a company engaged in mobile marketing.  In the three months ended September 30, 2009 HipCricket was delisted from the AIM Market and we now account for it as an investment held at cost.  Analyzing published financial and other information we reviewed the book value of the investment and decided that there was no need to impair its value.

Investment in Medicsight

Our condensed consolidated financial statements include the results and financial condition of our subsidiary, Medicsight.  Our holding in Medicsight is 86,000,000 shares out of Medicsight’s issued share capital of 155,524,504 shares.

As of September 30, 2009 Medicsight’s share price was £0.11 ($0.17) compared to £0.235 ($0.34), as of December 31, 2008.  This valued Medicsight at £9,271 ($14,761), compared to £20,210 ($29,262) as of December 31, 2008.

As of November 5, 2009 Medicsight’s share price was £0.11 ($0.18) valuing the Company’s investment at £9,460 ($15,634), assuming a $:£ exchange rate of 1.6526.

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

Under this lease agreement our UK property rent, services and related costs will be approximately £330 ($525) per annum, paid quarterly in advance.  We have the right to terminate this agreement on the expiration of the fifth year of the lease.  Our annual rent is subject to upward only review on August 24, 2011.  We have two 10-month rent-free periods: the first commencing August 25, 2006; the second commencing August 25, 2011.

We have satellite offices in Tokyo (Japan) and Beijing (China) — which are on three and two year rental agreements respectively.

In July 2008 we entered into an agreement with a partner to develop interfaces for our software.  We have committed to pay Euros 1,445 ($2,109) over an expected thirty-six month period.  As at September 30, 2009 we have paid Euros 995 ($1,451).  These payments will be recovered against future royalty payments, should the products be successfully commercialized.

The following table analyzes our contractual obligations.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years
Operating lease obligations	$1,105	$671	$432	$2
Purchase obligations	657	657	—	—

Total	$1,762	$1,328	$432	$2

Recent accounting pronouncements

In June 2009 the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative non-governmental GAAP.  All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission, will be superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.  The Codification does not change GAAP, but instead introduces a new structure that will combine all authoritative standards into a comprehensive, topically organized online database.  The Codification is effective for interim or annual periods ending after September 15, 2009, and has impacted the Company’s financial statement disclosures beginning with the quarter ending September 30, 2009 as all references to authoritative accounting literature are referenced in accordance with the Codification.  There are no changes to the content of our consolidated financial statements or disclosures as a result of implementing the Codification

Effective January 1, 2008, the we adopted FASB ASC 820-10, “Fair Value Measurements and Disclosures — Overall”  with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, “Fair Value Measurements and Disclosures — Overall — Implementation Guidance and Illustrations”. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on our consolidated financial statements.

Effective January 1, 2009, the Company adopted FASB ASC Topic 805, “Business Combinations”. ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. ASC 805 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

Effective April 1, 2009, the Company adopted FASB ASC 820-10-65, “Fair Value Measurements and Disclosures — Overall — Transition and Open Effective Date Information”. ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have a material impact on our consolidated financial statements.

Effective April 1, 2009, the Company adopted FASB ASC 855-10, “Subsequent Events — Overall”. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, ASC 855-10 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  ASC 855-10 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This Statement is effective for financial statements issued for interim and annual periods ending after June 15, 2009 and it has not had a material impact on our financial reporting.

In October 2009, the FASB issued ASU 2009-14, “Certain Arrangements That Include Software Elements”, (amendments to FASB ASC Topic 985, “Software”) (ASU 2009-14).  ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance.  ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We not expect adoption of ASU 2009-14 to have a material impact on our consolidated financial statements.

Item 3.              Quantitative and qualitative disclosures about market risk

Interest rate risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio.  We place our investments in a mixture of cash deposits and available-for-sale market securities.  A one percent movement in interest rate would result in approximately $269 change in interest income.

We do not have any debt and we do not use derivative financial instruments.

Foreign exchange risk

We are exposed to foreign currency exchange rate fluctuations related to the operation of our international subsidiaries.  Our main operating currency is UK sterling.  We also have subsidiary operations in Japan and China who operate in their local currencies.

Our operating costs in Fiscal 2008 were predominantly in UK sterling; we do not foresee any change in the fourth quarter of 2009 or Fiscal 2010.  A ten percent increase or decline in the US dollar exchange rate against all foreign currencies would have created a decrease or increase in our operating costs in the nine months ended September 30, 2009 of approximately $1,145.

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

Changes in internal control over financial reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We cannot assure you that the Company will be successful in commercializing any of the Company’s products and, in particular, the Medicsight products or the Medicexchange portal, or if any of the products or the portal are commercialized, that they will prove to be profitable for the Company.

The Company has only had a limited operating history and has just commenced generating revenue from operations upon which an evaluation of its prospects can be made.  The Company’s prospects must be considered keeping in mind the risks, expenses and difficulties frequently encountered in the establishment of a new business in a constantly changing industry.  There can be no assurance that the Company will be able to achieve profitable operations in the foreseeable future if at all.

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

We have incurred significant operating losses since inception and have only recently commenced generating revenues from operations.  As a result, we have generated negative cash flows from operations and have an accumulated deficit as of September 30, 2009.  We are operating in a developing industry based on new technology and our primary source of funds to date has been through the issuance of securities and borrowed funds.  There can be no assurance that management’s efforts will be successful or that the products we develop and market will be accepted by consumers.  If our products are ultimately unsuccessful in the market, this could have a material adverse effect on the our business, financial condition, results of operations and future prospects.

Our current corporate structure may place us in an unfavorable market position vis-à-vis our competitors.

MGT’s corporate structure may make it more difficult or costly to take certain actions.  We conduct our business through: (a) Medicsight, a UK public company which is 55% owned by the MGT Capital Investments, Inc. and through Medicsight’s subsidiaries in the United Kingdom, the USA, Japan and Gibraltar; and (b) the Medicexchange subsidiaries, in which MGT’s holdings range between 75% and 100%.  Although MGT, Medicsight and Medicexchange share some directors and management, they are required to comply with corporate governance and other laws and rules applicable to public companies in the United Kingdom and the USA.  Should MGT propose to take any action, such as a transfer or allocation of assets or liabilities between MGT and its subsidiaries, MGT would have to take into consideration the potentially conflicting interests of MGT’s stockholders and the non-controlling stockholders.  This may deter MGT from taking such actions that might otherwise be in the best interest of MGT or cause MGT to incur additional costs in taking such actions.  The subsidiary companies would not be able to pay dividends or make other distributions of profits or assets to MGT without making pro-rata payments or distributions to the respective non-controlling stockholders.  Although neither the subsidiary companies nor MGT has plans to pay dividends or make distributions to its shareholders, MGT’s corporate structure may deter its subsidiaries from doing so in the future.  If at any point we are ultimately unable to resolve any of these conflicts, this could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

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

As our main operating currency is UK sterling and its financial statements are reported in US dollars, MGT’s assets and liabilities and results of operations are affected by movements in the $:£ exchange rate.  Should there be large or unexpected fluctuations in the $:£ exchange rate, this could have a material effect on the Company’s business, financial condition, results of operations and future prospects.  The Company currently does not engage in hedging activities to minimize the effect of adverse movements in the exchange rate.

We may not be able to quickly realize our investments at the value at which we have recorded them.

We have a number of investments held at both at market value and at cost.  There is a risk that we may not be able to swiftly realize these investments at the fair value or cost at which they are recorded in the financial statements.  If we are unable to quickly realize these investments at prices we believe to be fair, this could have a material effect on the Company’s business, financial condition, results of operations and future prospects.

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

In the three months ended September 30, 2009 no shares of common stock were issued.

Item 3.              Defaults upon senior securities

None.

Item 4.              Submission of matters to a vote of security holders

On August 4, 2009 we held our annual stockholders meeting. The Board proposed, and the shareholders approved, the election of each of our Directors for an additional term of one year to expire at our next Annual Meeting, tentatively scheduled for August 3, 2010, or until their successors are elected and qualified or until their earlier resignation or removal.  The number of votes cast for and the number withheld, as to each Director, were as follows:

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

Item 5.              Other information

On February 10, 2009 we were informed by NYSE Alternext US (the “Exchange”) that MGT Capital Investments, Inc. was not in compliance with Section 704 of the listing standards of the Exchange’s Company Guide because of the Company’s failure to hold an annual meeting of its stockholders during 2008. On October 5, 2009 we received notice from the Exchange that we had resolved this listing deficiency.

Item 6.                    Exhibits

10.9	Subscription agreement between Moneygate Group Limited and MGT Capital Investments Limited
10.10	Working capital facility agreement between MGT Capital Investments Limited and Moneygate Group Limited
10.11	Facility agreement between MGT Capital Investments Limited and Moneygate Group Limited
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT Capital Investments, Inc.

	By:	/s/ TIM PATERSON-BROWN
Tim Paterson-Brown
Chief Executive Officer

	By:	/s/ ALLAN ROWLEY
Allan Rowley
Chief Financial Officer

November 12, 2009