Form 10-K
period 2009-12-31
MGT CAPITAL INVESTMENTS INC
filed 2010-03-30
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009.

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
(Do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2009, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $9,216,000.

The common stock is the registrant’s only class of stock.

As of March 30, 2010 the registrant had outstanding 32,550,590 shares of common stock, $0.001 par value (excludes 6,349,793 common shares held as treasury stock).

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

•                               Medicsight and its wholly owned subsidiaries is a medical imaging software development company listed on the AIM Market of the London Stock Exchange (Ticker symbol “MDST”) that develops and commercializes enterprise-wide Computer-Aided Detection (“CAD”) applications which analyze Computer Tomography (“CT”) scans to assist radiologists in the early detection and measurement of colorectal polyps and lung lesions.  Medicsight currently has limited revenue and is awaiting regulatory approvals in key markets.  The Company holds 86 million shares (55%) of the 155 million issued share capital of Medicsight.

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

•                               MGT and its subsidiaries also hold various other investments.  The Company has a 49% holding in Moneygate Group Limited, a UK based firm of Independent Financial Advisors, and equity investments in XShares Group LLC, HipCricket Inc. and Eurindia Limited.

Medicsight

Medicsight plc is an industry leader in the development of Computer-Aided Detection and image analysis software to assist radiologists in the early detection and diagnosis of disease.  The Company’s focus continues to be on developing CAD software applications and related technologies that help clinicians analyze medical images generated from CT scanners for the early detection of potential colonic polyps.

Product development

ColonCAD

Medicsight’s core technology is the proprietary ColonCAD™ algorithm that is integrated (using application protocol interface (“API”) technology) into visualisation workstations for radiologists to use when reviewing a patient’s colon CT scan data.

The CAD algorithm assists the radiologist as they search for polyps in the CT scan image data.  The radiologist uses the visualisation software to review the patient’s CT scan images on the screen and search for polyps (potentially pre-cancerous lesions on the wall of the colon).  After a full review the radiologist then activates the Medicsight ColonCAD™ software - which immediately displays “CAD marks” on the images, drawing the radiologist’s attention to potential polyps.  The radiologist then assesses each marked region in order to make the final decision as to the presence or absence of a polyp.

Clinical studies have demonstrated that radiologists assisted by Medicsight’s ColonCAD™ technology have a significantly higher sensitivity for the detection of patients with polyps in CT colonography compared to unassisted reading (i.e. traditional reading without the use of ColonCAD™).

Medicsight completed work on ColonCAD 4.0 and formally launched this product at the European Congress of Radiology in March 2009. This new release significantly reduces the number of false-positive CAD marks presented to a radiologist reviewing a patient data set.  This should lead to further improvements in reader performance when assisted by the ColonCAD™ software.  We believe that this version of ColonCAD™ extends Medicsight’s position as a provider of one of the world’s leading colon CAD software solutions.

Medicsight’s ColonCAD™ has been developed and validated using a large database of CT scans from hospitals around the world and has been assessed in many clinical studies, the results of which have been published in peer-reviewed publications and presented at leading radiology conferences.

MedicRead

The MedicRead product is Medicsight’s advanced visualisation software application for CT colonography.  The latest version of this product (version 3.0) was launched in June 2009 and featured improved workflow flexibility, enhanced 3D visualisation options, as well as providing state-of-the-art CAD functionality though its integration with the new ColonCAD 4.0 product.

MedicRead is a flexible option for hospitals and clinics unable to invest large capital sums in new image analysis infrastructure.  MedicRead can be deployed either on a standalone basis or integrated into an existing clinical IT infrastructure (e.g. a PACS environment).

MedicCO2LON

In addition to the computer aided detection software applications, Medicsight have developed an automated carbon dioxide (CO2) insufflation device called MedicCO2LON.

Each patient that has a CT colon scan requires their colon to be insufflated (distended) with either CO2gas or room air administered prior to the acquisition of their CT colonography images.  MedicCO2LON is designed to provide good quality insufflation, which is essential for the acquisition of high quality images from the CT colonography examination.

Longer term projects

Some longer term colon related opportunities that we continue to research include:

•                  Flat lesions (which are non-protruding lesions in the Colon) have recently received much clinical interest.  The Medicsight team are researching CAD technology for the detection of these flat lesions to compliment the existing ColonCAD application.

•                  Optical endoscopy - working with leading London academic and clinical centres, Medicsight is researching the use of CAD and other image analysis technologies in the field of optical endoscopy, with a view to these technologies combining information in real time (i.e. as a clinician examines a patient) from sources of patient data.

Intellectual Property

Medicsight continues to develop its intellectual property portfolio to protect the core technology in its CAD and other products.  During 2009 patents were granted in the UK and US covering aspects of Medicsight CAD algorithms (for both Colon and Lung) as well as image processing methods related to the identification of the boundary of lesions.

Regulatory approvals and submissions

US Food and Drug Administration clearance

In November 2008 Medicsight submitted the ColonCAD™ 510(k) application to the Food and Drug Administration (“FDA”) for clearance in the USA.

In December 2008 we received an Additional Information (“AI”) letter from the FDA and submitted our response to the FDA’s enquires in March 2009.

During the summer of 2009 we had a number of informal meetings and discussions with the FDA as they performed their review of our 510(k) submission.

On January 5, 2010 we received our second Additional Information (“AI”) letter from the FDA, in which the FDA has requested further technical details regarding the clinical trials and data analyses undertaken in our 510(k) submission - which the Company will respond to before the deadline of June 21, 2010.

In February 2010 we received European CE approval for our MedicCO2LON insufflator product.

Japanese Ministry of Health, Labour and Welfare

In November 2007 we submitted our MedicRead Colon application to the Ministry of Health, Labour and Welfare (“MHLW”) regulatory authorities in Japan.

During 2008 and 2009 we attended a number of meetings with ministry officials, demonstrated the product, answered specific questions regarding the product application and formally responded to questions from the MHLW.

Other regulatory territories

In 2009 version 4.0 of the Medicsight ColonCAD API and MedicRead 3.0 (our visualization workstation which includes version 4.0 of the Medicsight ColonCAD API) received European (CE) approval, Australian approval and Canadian approval.

In November 2009 we submitted MedicRead 3.0 to the Chinese State Food and Drug Administration (“SFDA”) for approval.

Clinical Activity

Medicsight’s Clinical Development team continued their work supported by a network of global medical luminaries.

European Medical Advisory Board meetings were held in January and June 2009 to take advice from clinical experts regarding the continuing development of Medicsight’s product roadmap and clinical research program.

Close collaboration continued with leading Virtual Colonoscopy radiologists - including Professor Perry Pickhardt and Dr. David Kim from the University of Wisconsin Medical School who completed a large research study to evaluate the performance of ColonCAD™ 4.0.

In this study, the performance of Medicsight’s version 4.0 ColonCAD was compared to the sensitivity of experienced radiologists for the ability to detect colorectal polyps on CT colonography image datasets.  The study assessed the CAD’s performance across more than 3,000 patients who had undergone CTC screening for colorectal cancer.

The Medicsight CAD correctly identified (a) 94% of patients who had a polyp that was 6mm or larger; and (b) 96.5% of patients who had a polyp 10mm or larger in size.  (The CAD’s performance at the 10mm or larger threshold is particularly important as polyps in this size range are considered to be significant findings that require further investigation by optical colonoscopy).

In the study, 96% of all individual polyps 10 mm or larger were detected by the Medicsight CAD system. Significantly, the Medicsight CAD detected 15 polyps 6mm or larger that were missed by the experienced radiologists in their unassisted review of the patient data — four of which were clinically significant at larger than 10mm in size.

This study provides clear evidence-based outcomes - demonstrating the added value of Medicsight’s ColonCAD application to the clinician.

The results of this CAD study, the largest of its kind to date, were presented at the 10th International Symposium on Virtual Colonoscopy in Reston, Virginia in October 2009.  A scientific paper on the study is currently undergoing peer-review with a leading journal with publication expected in 2010.

Scientific presentations of Medicsight’s CAD research were also made at the annual European Congress of Radiology (held in Vienna during March 2009), at the 20th Annual Meeting of the European Society of Gastrointestinal and Abdominal Radiology “ESGAR” (Valencia, Spain, June 2009) and the annual Radiological Society of North America “RSNA” conference (Chicago, USA, December 2009).

CAD research focused on investigating the impact of CAD on radiologist readers when interpreting CT colonography images.

In addition to the University of Wisconsin study, the results of research undertaken at University College Hospital, London and the Japanese National Cancer Centre in Tokyo demonstrated the positive benefit of ColonCAD in improving reader performance.

Medicsight continued to support of a number of international CT colonography training workshops, including those delivered by leading US proponents of CT colonography, Professor Perry Pickhardt (University of Wisconsin Medical School) and Judy Yee, MD

(Associate Professor and Vice Chair of Radiology at the University of California, San Francisco).  Medicsight again supported the bi-annual ESGAR CTC training workshops; held in Harrogate (UK) and Stresa (Italy) during 2009.  These workshops train radiologists to interpret CTC images using the latest visualization and CAD technology and are fundamental to the increasing acceptance and implementation of CT colonography and CAD as a routine imaging examination for investigation of the colon.

Commercial progress

Medicsight’s primary route to market is via partnerships with global advance visualization companies, PACS suppliers and other OEM’s.

In June 2009, Medicsight signed a global partnership agreement with Alma IT Systems of Spain for the integration of Medicsight ColonCAD™ API within Alma Colon, Alma’s latest 3D visualization colon workstation.

This partnership agreement is in addition to our existing agreements with Vital Images Inc., TeraRecon Inc., Viatronix Inc. and Toshiba Medical Visualization Systems (previously Barco NV), Infinitt, Ziosoft Inc., and Intrasense SAS.

In January 2010 we signed a global distribution agreement for MedicCO2LON with MEDRAD Inc.  The product was CE marked in February 2010 and is to be launched in Europe in 2010.  Approval for additional territories will commence in 2010.

Revenue and Growth Strategy

Revenues remain limited and have fallen as a result of reduced foreign exchange rates — Medicsight recorded $180 in 2009 compared to $191 in 2008. Medicsight ended 2009 with net assets of $16,608 including $17,058 of cash and short term deposits.  At various points during the year we have invested our surplus cash in highly liquid, blue chip marketable securities and foreign currencies.  At December 31, 2009 all of our liquid assets were held as short term cash balances, mainly in sterling. Post year end, we continue to hold our surplus cash on short term deposit.

In early 2009 and again at the end of the year the board completed a review of the product development roadmap, the status of regulatory approvals and partner integration activities, and initiated cost restructuring programs to drive cashflow savings without jeopardizing longer term plans.

In addition we expect revenue to be higher this year as European license sales increase and we start the commercialization of our MedicCO2LON insufflation device. We await further news on our US and Japanese regulatory approvals and timescales for them to contribute to revenues.

Competition

The Company’s competitors can be divided into two categories: (a) multidetector computed tomography scanner manufacturers such as GE, Hitachi, Philips, Siemens and Toshiba; and (b) independent CAD software providers.

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

•                          Median Technologies (France) — have developed a Colon CAD product and a Lung CAD (CAD-lung) — both have CE approval but not FDA clearance;

•                          Mevis Medical Solutions AG (Germany) — have a Lung CAD product that is FDA approved; and

•                          iCAD Inc. (USA) — have developed a Colon CAD product which is CE approved and have submitted to the FDA for approval.

•                          Cadens Imaging (Canada) — have also developed a Colon CAD product which is CE approved and has been submitted to the FDA for approval.

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

Medicexchange Limited

Medicexchange is a global imaging portal focusing on the medical vision sector through its website Medicexchange.com.  In the year, Medicexchange disposed of its Chinese website business.  Medicexchange has endeavored to build traffic and registered users, predominantly from North America.

Whilst user numbers have been increasing, revenue generation has not been forthcoming due to tightening of corporate advertising budgets and the general global economic conditions.

We are currently reviewing options for the Medicexchange business.

Other investments

We hold other investments.  In Fiscal 2009 we invested in Moneygate Group Limited (“Moneygate”), a UK based Independent Financial Advisor, acquiring 49% of the business.  We account for our investment in Moneygate as an equity method investment.  We have also advanced a working capital facility as well as a longer term loan to allow the business to grow through acquisition.

As well as holding equity in XShares LLC we have also, in Fiscal 2009, have issued convertible loan notes to XShares.  We also have holdings in Hipcricket Inc. and Eurindia Limited.

During the Fiscal 2009 we reviewed the value of our holdings in Eurindia Limited and XShares LLC and decided to fully impair the investments and convertible loan notes.

Employees strategy

As of December 31, 2009 the Company and its subsidiaries had 62 employees, all of whom were full-time employees.  Our employees are not part of a union.

Financial Information

Note 19 to the Consolidated Financial Statements provides information on the Company’s segment reporting.

General

MGT was originally incorporated as a Utah corporation in 1977 and was re-incorporated in Delaware in 2000.  At December 31, 2009 the Company’s authorized share capital was 75,000,000 shares of common stock, par value of $0.001.

In January 2007 the Company changed its name from Medicsight Inc. to MGT Capital Investments, Inc.

At March 26, 2009, 38,900,383 shares of our common stock had been issued and 32,550,590 were outstanding.

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

There are a number of groups and organizations, such as software companies in the medical imaging field, MDCT scanner manufacturers, screening companies and other healthcare providers that may develop a competitive offering to the Medicsight CAD products and Medicexchange.com.  In addition, these competitors may have significantly greater resources than MGT.  We cannot make any assurance that they will not attempt to develop such offerings, that they will not be successful in developing such offerings or that any offerings they may develop will not have a competitive edge over Medicsight CAD products and Medicexchange.com. With delayed regulatory approvals and/or disputed clinical claims we may not have a commercial or clinical advantage over competitors’ products.  Should a superior offering come to market, this could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

We are a developing company with limited revenues from operations.

We have incurred significant operating losses since inception and have only recently commenced generating revenues from operations.  As a result, we have generated negative cash flows from operations and have an accumulated deficit as of December 31, 2009.  We are operating in a developing industry based on new technology and our primary source of funds to date has been through the issuance of securities and borrowed funds.  There can be no assurance that management’s efforts will be successful or that the products we develop and market will be accepted by consumers.  If our products are ultimately unsuccessful in the market, this could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We face financial risks as we are a developing company

We have incurred significant operating losses since inception and have limited revenue from operations. As a result, we have generated negative cash flows from operations and our cash balances continue to reduce. While we are optimistic and believe appropriate actions are being taken to mitigate this, there can be no assurance that attempts to reduce cash outflows will be successful and this could have a material adverse effect on our business, financial condition, results of operations.

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

As our main operating currency is UK sterling and its financial statements are reported in US dollars, MGT’s assets and liabilities and results of operations are affected by movements in the $:£ exchange rate.  Should there be large or unexpected fluctuations in the $:£ exchange rate, this could have a material effect on the Company’s business, financial condition, results of operations and future prospects.  We currently do not engage in hedging activities to minimize the effect of adverse movements in the exchange rate.

We may not be able to quickly realize our investments and receivables at the value at which we have recorded them.

We have a number of investments and receivables held at both at market value and at cost.  There is a risk that we may not be able to swiftly realize these investments and receivables at the fair value or cost at which they are recorded in the financial statements.  If we are unable to quickly realize these investments and receivables at prices we believe to be fair, this could have a material effect on the Company’s business, financial condition, results of operations and future prospects.

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

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS

None.

ITEM 2                                           PROPERTIES

Our principal executive office is located at Kensington Centre, 66 Hammersmith Road, London W14 8UD, United Kingdom where we occupy 8,787 square feet under a lease that expires on August 25, 2016.  We have additional satellite offices in Japan (occupied by Medicsight) and New York City (occupied by Medicexchange).

ITEM 3                                           LEGAL PROCEEDINGS

The Company is not engaged in any material legal proceedings at this time nor are we aware of any pending legal proceedings.

ITEM 4                                           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(Removed and reserved)

PART II

ITEM 5                                                                                              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER’S PURCHASES OF EQUITY SECURITIES.

Market information

The Company’s common stock is traded on the NYSE AMEX stock exchange (www.nyse.com) under the symbol “MGT”.  The following table sets forth the range of high and low sales prices per share of our common stock for each quarterly period during 2009 and 2008.

	High	Low

2009
Fourth Quarter	$0.54	$0.30
Third Quarter	0.76	0.27
Second Quarter	0.52	0.28
First Quarter	1.11	0.20

2008
Fourth Quarter	1.60	0.34
Third Quarter	2.10	1.12
Second Quarter	2.80	1.55
First Quarter	$3.78	$2.07

On March 19, 2010 the Company’s common stock closed on the NYSE AMEX US stock exchange at $0.24 per share.

As of March 19, 2010 there were 709 holders of record of the Company’s common stock.

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

Recent sales of unregistered securities

None.

ITEM 6                                           SELECTED FINANCIAL DATA.

The following table should be read in conjunction with statements and notes thereto appearing elsewhere in this Form 10-K.

	2009(1)	2008(1)	2007(1)	2006 (1)	2005

Revenues - continuing operations	$228	$354	$89	$—	$—
Gross profit - continuing operations	$225	$238	$54	$—	$—

Loss from continuing operations	(26,377)	(20,001)	(13,800)	(14,935)	(10,738)
Loss from discontinued operations	—	—	—	—	(1,478)

Net loss (1)	(26,377)	(20,001)	(13,800)	(14,935)	(12,216)

Loss per share from continuing operations	(0.81)	(0.60)	(0.35)	(0.39)	(0.31)

Dividends declared per common share	—	—	—	—	—

Total Assets	24,277	55,451	109,020	38,469	24,486

Long term obligations	—	—	—	—	6

Cash, cash equivalents and marketable securities	22,165	40,178	94,592	24,735	11,249
Current assets	23,385	41,212	95,319	25,306	11,867
Current liabilities	(2,244)	(4,340)	(4,420)	(3,378)	(2,746)
Working capital surplus	$21,141	$36,872	$90,899	$21,928	$9,121

(1)                  Includes equity-based compensation of $1,999 for Fiscal 2009, $3,932 for Fiscal 2008, $1,541 for Fiscal 2007 and $440 for Fiscal 2006.

ITEM 7                                                                                              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Summary

MGT Capital Investments Inc. achieved the following results in 2009:

•                        Revenue from license and other sales decreased 36% to $228 compared to $354 in 2008.

•            Gross margin decreased 5% to $225 compared to $238 in 2008.

•                        Operating expenses decreased 42% to $17,193 compared to $29,731 in 2008.

•                        Net loss increased 32% to $26,377 and resulted in a loss per share of $0.81 compared to a net loss of $20,001 and net loss per share of $0.60 in 2008.

In Medicsight revenue has fallen in U.S. dollar terms but has edged up in sterling, its local currency.  Revenue has fallen in MedicExchange due to the scaling back of equipment sales.  This focus on on-line sales, predominantly advertizing with minimal cost of sales, has led to an increase in gross margin percentage.

Regulatory approvals and revenue in Medicsight have been delayed and, as a consequence, we have reduced headcount and reduced budgets across all departments and locations.  Combined with a similar program in Medicexchange in Fiscal 2008, overall operating costs have fallen in Fiscal 2009 compared to the prior year, though favorable foreign exchange movements account for some of the fall.  We expect costs to fall further in 2010 as a full year of lower headcount and reduced discretionary spending impacts the statement of operations.

Net loss has increased in Fiscal 2009 due to impairment losses on goodwill and investments.  We reviewed the value of goodwill relating to Medicsight in first quarter of 2009 and, due to Medicsight’s share price, decided to fully impair the value of the goodwill and recorded an impairment charge of $12,157.  Furthermore, we concluded that we should fully impair our investments in XShares Group LLC and recorded an impairment charge of $2,210.

Our balance sheet retains cash of $22,165 compared to cash and marketable securities of $40,178 in 2008. The movement is predominantly due to operating losses and investing $2,000 in convertible notes in XShares Group LLC.

Critical accounting policies and estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The notes to the consolidated financial statements contained in this Annual Report describe our significant accounting policies used in the preparation of the consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We continually evaluate our critical accounting policies and estimates.

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

Investments

Investments in various corporations where our investment is less than 20% of issued share capital are accounted for under the cost method.  Investments where we hold between 20% and 50% of issued share capital and we have significant influence over the investee are accounted for under the equity method.

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

Impairment analyses were performed at various points of the year ended December 31, 2009 and the Company decided to fully impair goodwill relating to Medicsight, its investment in XShares, both the equity and the convertible loan notes, and its holding in Eurindia.

Results of Operations

Fiscal Year Ended December 31, 2009 vs. Fiscal Year Ended December 31, 2008

Revenue and margin

The Company has generated revenues of $228 and gross margin of $225 for Fiscal 2009 compared to $354 and $238 for Fiscal 2008.

Medicsight has sold licenses primarily in Europe where it has regulatory approvals.  Its dollar denominated revenue fell by 6% but increased by 11% in sterling, its functional currency.  Scaling back Medicexchange’s equipment sales towards the end of Fiscal 2008 has reduced Medicexchange revenue by 70% in Fiscal 2009.  The cost of equipment sales has, however, also reduced leading to an increase in gross margin as a percentage of revenue.

Operating expenses excluding goodwill impairment

Operating costs excluding goodwill impairment have reduced due to a reduction in headcount and reduced budgets due to the delay of anticipated regulatory approvals.  The strength of the dollar compared to sterling has also reduced operating expenses in dollar terms by $3,800 (13%).

The Company’s research and development expenses for Fiscal 2009 were $1,998 compared to $3,665 in Fiscal 2008. These costs were comprised of staff, staff related consultancy, stock options and product development software costs expensed on the research and development of Medicsight’s products.  The reduction is due to cutbacks in the research and development department as well as extended dates for product development completion.

The Company’s selling, general and administrative expenses for Fiscal 2009 were $15,195 compared to $26,066 for Fiscal 2008.  Some significant items follow:

People related costs decreased by $5,145 (42%) due to series of headcount reductions in Medicexchange in Fiscal 2008 and Medicsight in Fiscal 2009 and because of foreign exchange movements.  This included $nil bonus payments in Fiscal 2009 compared to $1,286 in the prior year.  Furthermore, foreign exchange movements reduced the expense by $1,900.

Staff who have left the group have forfeited their stock options, reducing the related charge from $3,932 in Fiscal 2008 to $1,999 in Fiscal 2009.  Medicsight stock option Plans C and D were fully vested in 2008 and 2009, reducing the charge recognized.  Stock options were modified for various employees who left Medicsight in Fiscal 2008, which increased the charge in that year.  In Fiscal 2009 all Medicsight employees were give the opportunity to forfeit their existing options in Plans A through I and, in their place receive in Plan J 50% of the number of forfeited options.  This is accounted for as a modification, but the total modification charge was less significant than in 2008.  Also, the effect of foreign exchange reduced the reported charge by $400.

Professional fees increased by $222 (9%) though the increase would have been $493 without favorable foreign exchange movements.  The increase was due to legal fees incurred in investing in Moneygate Group Limited and XShares Group LLC.

Our travel expense has reduced by $758 (42%) due to reduced discretionary budgets, especially in Medicsight, as well as foreign exchange movements as sterling weakened against the dollar. Similarly, marketing, conferences and public relations reduced by $1,865 (72%) as part of the same focus on cost reduction.

Software development and related costs were lower by $769 (41%) due to foreign exchange, the timing of product development and the strict cost control discussed above.

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

In the three months ended March 31, 2009, the market value of Medicsight plc, as traded on the AIM Market of the London Stock Exchange, declined from $53,000 to $13,200.  We concluded that this decline in value was a triggering event with respect to the carrying value of our goodwill and we conducted an impairment test of goodwill as of March 31, 2009.  Due to the uncertainties involved in using the unobservable inputs to estimate future cash flows, we used market price, Level 1 inputs, as the primary basis of our impairment review.  As a result of this test we determined that the carrying amount of Medicsight plc exceeded its fair value and recorded an impairment loss of $12,157 during the quarter ended March 31, 2009.

Other income (expense)

Other income moved from income in Fiscal 2008 to an expense in Fiscal 2009.  Fiscal 2009’s expense included impairments of the XShares Group LLC convertible notes ($2,210), XShares Group LLC equity investments ($600), Eurindia ($176) and HipCricket ($701).  Interest income was lower than in the prior year, due to lower cash balances available to generate interest and a significant $3,881 foreign exchange gain in 2008.

Income Tax

Our effective tax rate for fiscal year 2009 was 0%.  The difference in the Company’s effective tax rate from the Federal statutory rate is primarily due to a 100% valuation allowance provided for all deferred tax assets.

Net loss and net loss per share

Net loss was $26,377 for Fiscal 2009 compared to a net loss of $20,001 for Fiscal 2008. Net loss per share for Fiscal 2009 was $0.81 (based on weighted average shares outstanding of 32,550,590), compared to $0.60 for Fiscal 2008 (based on weighted average shares outstanding of 33,188,294). The weighted average shares outstanding decreased as a result of the Fiscal 2008 buyback of 6,349,793 shares that remain in treasury.

Operational currency

The Company’s main operating currency is UK sterling (£). Its results of operations are affected by changes in the $: £ rates used to translate the operational result. For Fiscal 2009 the average rate was $1.5651: £1.00 and for Fiscal 2008 the rate was $1.85: £1.00, an increase of 15 % in the value of the dollar against sterling.

Fiscal Year Ended December 31, 2008 vs. Fiscal Year Ended December 31, 2007

Revenue and margin

The Company has generated revenues of $354 and gross margin of $238 for Fiscal 2008, compared to $89 and $54 for Fiscal 2007. Both Medicsight and Medicexchange have increased revenues in the period.

Medicsight sold licenses primarily in Europe where it has regulatory approvals.

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

The Company’s selling, general and administrative expenses for Fiscal 2008 were $26,066 compared to $19,307 for Fiscal 2007, the significant items being:

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

Income Tax

Our effective tax rate for fiscal year 2008 was 0%.  The difference in the Company’s effective tax rate from the Federal statutory rate is primarily due to a 100% valuation allowance provided for all deferred tax assets.

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

Operating results by business segment

We consider MGT’s business segments to be those of its two operating subsidiaries, Medicsight and Medicexchange.

Medicsight

	2009	2008	2007

Revenue	$180	$191	$41
Cost of revenue	—	—	—
Gross margin	180	191	41
Operating expenses	12,592	20,790	14,970
Research and development (included in operating expenses)	1,998	3,665	2,670
Operating loss	(12,412)	(20,599)	(14,930)
Interest and other income	721	4,937	1,226
Depreciation	206	269	190
Stock based compensation	1,082	2,379	1,349
Cash	17,058	26,624	50,398
Net assets	16,608	25,302	48,825

The $12,157 goodwill impairment in the consolidated financial statements related to Medicsight.  This is recorded in the books of MGT Capital Investments, Inc. and is not included in the Medicsight operating segment.

Medicsight has received regulatory approvals in Europe and some other regions of the world.  We are still working with the regulatory bodies in the USA and Japan to receive the necessary approvals in what we consider to be our key markets.  Due to the delay of these approvals, as well as the timing of integrating a version of our CAD with our commercial partners, cost cutting measures were taken by Medicsight in Fiscal 2009.  A headcount reduction was implemented across all departments and locations, as well as tighter budgetary limits on discretionary spend.

Medicsight revenue decreased in dollar terms but increased by 11% in sterling.  Our product is becoming more widely known but sales have disappointed whilst we integrate CAD 4.0 with our partners’ workstations.  We expect the USA and Japan to be bigger drivers of revenue once we and our partners (in whose products our CAD is distributed) receive the necessary approvals.

Our ColonCAD™ product has a very high margin, though revenue from our insufflator product, MedicCO2LON, will generate a greater cost of sales.  Since the end of Fiscal 2009 we have signed an agreement with a global distributor for MedCO2LON and we expect sales to commence in the first half of 2010.  We are currently reviewing our commercial strategy for our MedicRead visualization product.

Included in operating expenses are costs that we allocate to research and development.  This is made up of staff, staff related consultancy, stock options and product development software costs expensed on the research and development of Medicsight’s products.  These have decreased in Fiscal 2009 because, as discussed above, we are cutting down on expenditure in all areas of the business in response to delays in anticipated approvals, whilst not jeopardizing long term product development and commercial opportunities.

The following table shows some of Medicsight’s larger expense categories in operating costs.

	2009	2008	2007

Salaries and related costs	$5,560	$7,490	$4,746
Bonus	—	954	1,506
Commercial and marketing	617	2,362	1,836
Travel and accommodation	771	1,374	1,080
Professional fees	760	921	986

Salaries have reduced between 2008 and 2009, though this is partly due to the rate of exchange rates.  We expect to see a more significant fall in the salaries cost in Fiscal 2010 as we see a full year of reduced staff numbers.  No bonuses were paid in Fiscal 2009.

Commercial and marketing costs were sharply reduced as we incurred lower costs at trade shows and conferences, in line with our reduced spending.  Similarly, travel and accommodation costs have reduced as fewer members of staff have travelled to conferences as part of our emphasis on reducing costs.

Professional fees have reduced in dollar terms but have remained largely stable in local currency.  Our professional fees predominantly relate to the cost of being a listed company, as well as ongoing business costs such as contract work and human resource consultancy.

Interest and other income reduced in 2009 as we felt the effect of a full year of significantly lower investment returns on cash deposits due to the fall in global interest rates over the last two years.  In 2008 some of our cash was invested blue chip marketable securities with higher investment returns; in 2009 we only held cash.  Furthermore, in 2008 we recorded a $3,881 foreign currency exchange gain on cash that was transferred from US dollars to pounds sterling.  Whilst a similar gain was made in 2009, this only amounted to $309.

Stock based compensation has decreased due to stock option Plans C and D fully vesting.  This reduction in expense was not outweighed by the issuance of new stock option plans.  To motivate our employees and align their interests with shareholders, Medicsight employees were given the opportunity to forfeit their existing options and, for every two forfeited, to be issued a new option in Plan J.  This led us to incur an accounting charge for the modification, to be spread over the term that the options vest, but this charge was significantly lower than modification charges incurred in Fiscal 2008.

Cash and net assets were lower at December 31, 2009 compared to December 31, 2008 predominantly because of cash used in Medicsight’s operations.

Medicexchange

	2009	2008	2007

Revenue	$48	$163	$48
Cost of revenue	3	116	34
Gross margin	45	47	14
Operating expenses	1,296	3,643	3,947
Operating loss	(1,251)	(3,522)	(3,933)
Stock based compensation	49	195	104
Net (liabilities) / assets	(3,151)	(1,412)	1,546

In 2007 Medicexchange’s revenue was derived from both online (predominantly website advertising) and offline equipment sales.  Towards the end of Fiscal 2008 offline sales were scaled back, reducing revenue, as evidenced by the lower revenue in Fiscal 2009.  However, this was compensated for by an increase in online advertising sales with a higher margin in Fiscal 2009.

In 2008 we took the decision to scale back our operations in the UK and refocus on our New York office, reducing staff numbers in London and Beijing.  The effect of this is apparent in Fiscal 2009 with sharply reduced operating costs.  This is demonstrated in the following table.

	2009	2008	2007

Salaries and related costs	$595	$1,547	$1,713
Bonus	—	72	93
Commercial and marketing	120	264	539
Travel and accommodation	73	218	167
Consultants	212	178	321
Professional fees	165	29	29

Salaries are, therefore, 62% lower in Fiscal 2009 than in Fiscal 2008 and no bonuses were paid.  Costs to consultants in 2009 increased, however, reflecting the outsourcing of website management activities.  Lower staff numbers have also manifested themselves in reduced commercial and travel costs.

Professional fees have increased due to the outsourcing of various accounting, legal and other services.

We also use less office space and the lower number of staff has lead to a lower level of ancillary costs.  We have also reduced our discretionary spending, demonstrated by the continued reduction in commercial and marketing costs.

The stock based compensation has reduced due to the number of staff who have left the company and whose options will therefore not vest.

Other investments

Moneygate

On October 8 2009 we invested a nominal sum in Moneygate Group Limited (“Moneygate”), a UK based Independent Financial Advisor (“IFA”), and acquired 49% of its share capital.  We also provided a £250 ($398) working capital facility and an acquisition facility of £2,000 ($3,186) facility for acquisitions.  As at December 31, 2009 the working capital facility had been fully drawn down as had £100 ($159) of the acquisition facility in anticipation of a potential acquisition that eventually did not occur.

Moneygate’s business plan is predicated on acquisition based growth in the fragmented UK IFA market and we are providing it with the capital to expand.  Moneygate has not yet made any acquisitions but has organically increased the number of IFAs employed.  Its management is currently reviewing a number of potential acquisitions and hopes to complete one by the end of the first half of 2010.

XShares Group LLC

In Fiscal 2007 and 2008 we made a $3,000 equity investment in XShares Group LLC (“XShares”).  XShares is an investment advisor that creates, issues and supports exchange traded funds (ETFs) with a particular healthcare speciality.  XShares’ was unable to produce the revenue it anticipated during the market turbulence of 2007 and 2008.  On December 31, 2008 we therefore impaired the investment to $600, a level we believed was its fair value at that time.

In Fiscal 2009 we invested $2,000 in convertible notes with a principal of $2,100 in XShares.  In the second half of 2009 XShares were attempting to raise funds to drive the business forward.  We planned to receive the return on our investment in the convertible notes in either cash or shares after this fundraising had been completed.

In the last quarter of Fiscal 2009 it became clear that, due to adverse market conditions, the fundraising had not been successful.  Xshares’ management is still focusing on growing the business but is currently marketing a distressed property fund reviewing alternative ways to promote its ETFs or dispose of certain operating units.  As a consequence, we fully impaired our investment, the convertible notes and the interest receivable on the notes, recording a charge of $2,210 in interest and other expense.

HipCricket

In Fiscal 2007 we invested $2,000 in HipCricket Inc. (“HipCricket”), a mobile marketing company.  This was originally accounted for as a marketable security and we valued it at its closing price on the AIM Market.  In Fiscal 2009 HipCricket delisted from the AIM Market at a price of $0.61 per share, valuing our holding at $224.  This reduction is value was accounted for as an other than temporary impairment while the investment was classified as an available for sale marketable security.  At this point we accounted for it as an investment held at cost.

Based on our review of published financial data and discussions with HipCricket management about their business plan, we believe that $224 represents fair value for our holding in HipCricket.

Liquidity and Capital Resources

Working Capital information

	2009	2008	2007
Working capital summary
Cash, cash equivalents and marketable securities	$22,165	40,178	$94,592
Current assets	23,385	41,212	95,319
Current liabilities	(2,244)	(4,340)	(4,420)
Working capital surplus	$21,141	36,872	$90,899
Ratio of current assets to current liabilities	10.4	9.5	21.6

	2009	2008	2007
Cash flow summary
Cash (used for) provided by
Operating activities	$(14,905)	(19,292)	$(14,426)
Investing activities	(1,654)	(3,772)	842
Financing activities	—	(20,163)	85,611
Effects of exchange rates on cash and cash equivalents	430	(10,852)	589
Net cashflow	$(16,129)	(54,079)	$72,616

Our cash, cash equivalents and marketable securities have reduced during 2009 predominantly because of the cash used in operating activities.

Cash used in operating activities was lower than in the prior year due to the reduced headcount and concentration on reducing costs discussed above. Significant non-cash items in the reconciliation from net loss to cash used in operating activities are the $12,157 impairment loss on goodwill and the $2,210 impairment of the XShares Group LLC (“XShares”) convertible loan notes.

Included in investing activities in Fiscal 2009 is the payment of $2,000 to invest in XShares convertible loan notes and $546 to provide working capital and acquisition facilities to Moneygate.  This is offset by the receipt of $946 from the sales of marketable securities held at the end of Fiscal 2008.  More cash was used in investing activities in Fiscal 2008 as $2,040 was invested in XShares equity as well a higher net investment in marketable securities.

Also in Fiscal 2008 $20,163 was spent repurchasing our own and Medicsight’s stock, classified in financing activities.  In 2007 the largest movement in cash was due to Medicsight’s fundraising, when $24,569 was raised in a private placement and $61,049 in an IPO.

At the end of 2009 our ratio of current assets to current liabilities was 10.4, similar to that of Fiscal 2008.  Whilst our cash has reduced compared to 2008 our cost reductions have also reduced our current liabilities.

Valuation of investments held at fair value

We attribute our investments using the fair value hierarchy defined in the statement. The hierarchy consists of the following three levels with associated definitions:

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

As at December 31, 2009 we have no investments that we hold at fair value.

Investment in Medicsight

MGT Capital Investments, Inc.’s consolidated financial statements include the results and financial condition of its subsidiary, Medicsight.  MGT Capital Investments, Inc.’s holding in Medicsight is 86,000,000 shares out of Medicsight’s issued share capital of 155,524,504 shares.  As of December 31, 2009 Medicsight’s share price closed at £0.079 ($0.13), valuing the holding at £6,794 ($10,821).

As of March 19, 2010 Medicsight’s share price was £0.05 ($0.076) valuing the Company’s investment at £4,300 ($6,658), using a $:£ exchange rate of 1.5274.

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

Capital commitments

On August 25, 2006 we executed a 10 year agreement with Pirbright Holdings Limited to lease 8,787 square feet of office space at the Kensington Centre, 66 Hammersmith Road, London W14 8UD, UK.

Under this lease agreement our UK property rent, services and related costs will be approximately £330 ($524) per annum, paid quarterly in advance.  We have the right to terminate this agreement on the expiration of the fifth year of the lease.  Our annual rent is subject to upward only review on August 24, 2011.  We have two 10-month rent-free periods: the first commencing August 25, 2006; the second commencing August 25, 2011.

We have satellite offices in Tokyo (Japan) and New York.  The Tokyo office is on a three year rental agreement but has agreed with the landlord that they will move out in the second quarter of 2010.  Since the year end we signed a two year lease on a new office in Tokyo.  The New York office has no lease commitment.

In July 2008 we entered into an agreement with a partner to develop interfaces for our software.  We have committed to pay Euros 1,445 ($2,071) over an expected thirty-six month period.  As at December 31, 3009 we have paid Euros 845 ($1,210).  These payments will be recovered against future royalty payments, should the products be successfully commercialized.  They have been expensed to the income statement and classified as research and development.

The following table analyses our contractual obligations.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years
Operating lease obligations	$620	$432	$186	$2
Purchase obligations	$861	$861	$—	$—

Total	$1,481	$1,293	$186	$2

Recent accounting pronouncements.

There are no recent accounting pronouncements that have not yet been adopted that the Company believes may have a material impact on its financial statements.

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

Based upon the balance of our cash and cash equivalents at December 31, 2009, for each one percentage point reduction in interest rates, the Company would suffer a reduction of approximately $222 in interest income.  A severe decline in equity and fixed income markets would be likely to reduce the capital value of the securities held.

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

Our operating costs in Fiscal 2009 were predominantly in UK sterling; we do not foresee any change in Fiscal 2010.  A ten percent increase or decline in the US dollar exchange rate against UK sterling would have created a decline or increase in our Fiscal 2008 operating costs of approximately $1,307.

ITEM 8                                           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Schedules attached hereto.

ITEM 9                                           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A (T).                                CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures.

The Company has established controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective such that information relating to the Company (including its combined subsidiaries) required to be disclosed in the Company’s SEC reports (1) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (2) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)          Management’s Annual Report on Internal Control over Financial Reporting

SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require our 2009 Annual Report on Form 10-K to contain management’s report regarding the effectiveness of internal control over financial reporting. As a basis for our report, we tested and evaluated the design, documentation, and operating effectiveness of internal control.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, of MGT Capital Investments, Inc. and its subsidiaries. The Company’s internal control over financial reporting consists of policies and procedures that are designed and operated to provide reasonable assurance about the reliability of the Company’s financial reporting and its process for preparing financial statements in accordance with generally accepted accounting principles (“GAAP”).  There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management has evaluated the Company’s internal control over financial reporting as of December 31, 2009. This assessment was based on criteria for effective internal control over financial reporting described in the standards promulgated by the PCAOB and in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that MGT Capital Investments, Inc. maintained effective internal control over financial reporting as of December 31, 2009.

This annual report does not include an attestation report of the Company’s independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)          Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting have occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.                                       OTHER INFORMATION.

None

PART III

ITEM 10                                        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the current officers and directors of MGT.

Name	Age	Position

Tim Paterson-Brown	49	Chairman, Chief Executive Officer and Director
Allan Rowley	41	Chief Financial Officer and Director
Neal Wyman	57	Independent Director, Audit Committee Member and Remuneration and Nominations Committee Chairman
Dr L. Peter Fielding	70	Independent Director and Audit Committee Member
Peter Venton	67	Independent Director, Audit Committee Chairman and Remuneration and Nominations Committee Member
Sir Christopher Paine	75	Independent Director
Dr Allan Miller	74	Independent Director

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

Tim Paterson-Brown joined the Company in December 2003 as a director, was appointed Chief Executive Officer in September 2004 and Chairman in June 2007.  Tim is also a non-executive director of Medicsight.  He qualified as a Chartered Surveyor with Strutt and Parker in 1984 following degrees at London University and Magdalene College, Cambridge. In 1987 Tim joined Leisure Investments PLC.  Between 1990 and 2003 Tim worked in a variety of capacities to assist and invest in a number of leisure and technology businesses, including Accsys Technologies plc, a UK-listed company, of which Tim is a non-executive Director.  The Board believes that Tim has the experience, qualifications, attributes and skills necessary to serve as CEO because of his years of experience in managing businesses.

Allan Rowley joined the Company in April 2006 as Finance Director of both Medicsight and Medicexchange and was appointed the Company’s Chief Financial Officer in August 2006. As of March 19, 2009 he resigned as Finance Director of Medicsight plc and was appointed Chief Executive Officer of Medicsight plc. He resigned as finance director of MedicExchange on December 23, 2009. Prior to joining, Allan served in a corporate development role at ComMedica Limited, a UK-based medical software company specializing in Picture Archiving & Communication System (“PACS”) software. In this role he worked on financing and acquisition opportunities and on commercial proposals with the sales and finance group. Before joining ComMedica, Allan was revenue controller and a director of European Finance at Bea Systems, a NASDAQ-listed US-based software company.  Allan has several years of experience in public accounting in the United Kingdom and United States with Arthur Andersen and Ernst & Young, respectively. He is a member of the Institute of Chartered Accountants in England and Wales and holds a Master of Philosophy and a Bachelor of Science degree from Aberystwyth University College of Wales. The Board believes that Allan has the experience, qualifications, attributes and skills necessary to serve as CFO because of his years of accounting experience in public practice and in commerce.

Neal Wyman trained as a Chartered Accountant with Coopers and Lybrand before moving to KPMG where he worked in the Far East. He moved into the recruitment industry in London specializing in financial services, gaining experience with a diverse range of clients. He entered executive search in 1981, initially specializing in the financial services industry before broadening into general appointments and professional services. He now focuses on general management, finance and non-executive appointments in both private and quoted companies, with particular focus on venture capital. He is a graduate of the London School of Economics. Neal was appointed an independent director of the Company and a member of the Audit Committee in November 2004.  The Board believes that Neal has the experience, qualifications, attributes and skills necessary to serve as a director because of his years of experience in finance and business.

Dr L. Peter Fielding, M.D. is an experienced physician who provides consulting services to healthcare and academic organizations, in addition to his departmental and institutional responsibilities at WellSpan Surgical Associates. His clients in the past five years have included, in the U.S.A. National Cancer Institute; American Joint Committee on Cancer; Taiko Post University — Connecticut; Purely Cotton Inc. — Seattle; Musculoskeletal Systems Inc. - Pittsburgh; University of Connecticut Medical School, and,

in the U.K.; Imperial College for Science, Technology and Medicine and the Association of Surgeons in the United Kingdom and Ireland.  Dr Fielding specializes in healthcare strategic planning, organizational structure and operational issues. He has participated in the organization and development of the Pain Relief Center, Hyperbaric Medicine and Advanced Wound Care Center, Clinical Weight Reduction Center, York Hospital Human Motion Institute and the Molecular Biology Research Laboratory. Peter was appointed an independent director of the Company and a member of the Audit Committee in July 2005.    The Board believes that Peter has the experience, qualifications, attributes and skills necessary to serve as a director because of his years of experience in medicine and business.

Peter Venton, OBE has over 30 years’ experience in the computing and telecommunications industry and holds several patents in the sector. He is a former Chief Executive of Plessey Radar and of GEC-Marconi Prime Contracts. Peter currently serves as the Technical Audit Chairman for the Defence Evaluation & Research Agency and joined the Board of Medicsight as an independent director in April 2007.  He was also an independent director of Medicsight between November 2001 and July 2005.  Peter was appointed an independent director of the Company and a member of the Audit Committee in November 2004.  The Board believes that Peter has the experience, qualifications, attributes and skills necessary to serve as a director because of his years of experience in business, finance and audit.

Sir Christopher Paine was the President of the British Medical Association until 2001. He is currently the chairman of the Medical Advisory Board of the International Hospitals Group, chairman of Royal Society of Medicine Support Services Ltd and a trustee of the London Clinic.  He was Medical Director of the Advisory Committee on Distinction Awards for the National Health Service until the end of 1999 and has been President of the Royal College of Radiologists and The Royal Society of Medicine. Sir Christopher is a Medical Oncologist. He was a consultant clinical oncologist from 1970 at the Churchill Hospital in Oxford.  He also served as director of clinical studies at the medical school. He was district general manager of the Oxford Health Authority from 1984-88. In addition, he has served on the Animal Welfare Council and Imperial Cancer Research Fund. Sir Christopher was appointed an independent director of the Company in November 2004.    The Board believes that Sir Christopher has the experience, qualifications, attributes and skills necessary to serve as a director because of his years of experience in medicine.

Dr Allan Miller qualified in medicine at St Bartholomew’s Hospital Medical School, London in 1961. In 1965 Allan was admitted to the Royal College of Physicians. After spending eight years in general practice he joined Hoffman La Roche where he held the positions of Head of Clinical Cardiovascular Research Worldwide, Head of Dermatological Research Worldwide and Head of Clinical Research UK.   Allan spent 14 years as Medical Director for Napp Pharmaceuticals Ltd and four years as European Medical Research Director of the Purdue Pharma, Mundipharma, Napp group based in Cambridge, England.   Allan is a Member of the British Medical Association and a Fellow of the Royal Society of Medicine. Allan was appointed an independent director of the Company in December 2002.  The Board believes that Allan has the experience, qualifications, attributes and skills necessary to serve as a director because of his years of experience in medicine and business.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, its executive officers, and any persons holding more than five percent of the Company’s common stock are required to report their initial ownership of the Company’s common stock and any subsequent changes in that ownership to the Securities and Exchange Commission (the “Commission”).  Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates.  The Company can report that there were no delinquent filings in Fiscal 2009.

Audit Committee and Audit Committee Financial Expert

On November 25, 2004 the Company’s Board of Directors established an Audit Committee to carry out its audit functions.  At December 31, 2009 the membership of the Audit Committee was Peter Venton as Chairman and Neal Wyman and Dr L Peter Fielding as members.

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

Named Executive Officers

We have the following named executive officers:

•                                    Tim Paterson-Brown - Chairman and Chief Executive Officer, MGT Capital Investments, Inc. and Non-executive Director, Medicsight plc.

•                                    Allan Rowley - Chief Financial Officer, MGT Capital Investments, Inc. and Chief Executive Officer of Medicsight plc.

•                                    David Sumner - Executive Chairman, Medicsight plc.

•                                    Alex Van Klaveren — Chief Executive Officer, Medicexchange Limited.

Salary

Each named executive officer’s employment agreement determines his salary which varies with the scope of his responsibilities.  These agreements provide for an annual base salary of $382 (£240) for Tim Paterson-Brown; $319 (£200) for Allan Rowley; $319 (£200) for David Sumner and $160 for Alex Van Klaveren.  We believe that the annual salary must be competitive with the market with respect to the skills and experience that are necessary to meet the requirements of the named executive officers’ position with us.

Bonus

The employment agreement in effect for each named executive officer provides for the possibility of a cash performance bonus as determined by our Board of Directors based upon the attainment of performance goals conveyed to the officer. The Board of Directors has the discretion to increase the cash performance bonus for any year.

Stock options and option exercises of stock vested

Options to the named executive officers may be granted from the Company and or its subsidiaries. We have stock option plans in MGT Capital Investments, Inc. and in its subsidiary companies Medicsight (whose shares are listed on the AIM market of the London Stock Exchange under the ticker symbol MDST.L) and Medicexchange (whose shares are not listed on any stock exchange).

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

In Fiscal 2009 none of the named executive officers exercised any of their stock options that had vested.

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

Our Compensation process

We have a Remuneration and Nominations Committee that is comprised of Neal Wyman and Peter Venton (two of the Company’s independent directors) that determines the compensation of the MGT Capital Investments, Inc.’s executive officers. The Board of Directors generally follows these recommendations.  Medicsight plc has its own Remuneration and Nominations Committee and Board of Directors that determines the executive compensation for David Sumner (Executive Chairman) and Allan Rowley (Chief Executive Officer).  MGT Capital Investments, Inc., in its capacity as corporate director of Medicexchange, determines the executive compensation for the Chief Executive Officer of Medicexchange (Alex Van Klaveren).

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

Summary Compensation Table

The following table summarizes Fiscal Years 2009, 2008 and 2007 compensation for services in all capacities of the Company’s named executive officers and other individuals:

Name Principal Position	Year	Salary	Bonus	Option awards (4)	All other compensation	Total compensation

Tim Paterson-Brown	2009	$376	$—	$7	$—	$383
Chairman and CEO (1)	2008	$443	$277	$—	$—	$720
	2007	$300	$500	$2,715	$—	$3,515

Allan Rowley	2009	$292	$—	$176	$—	$468
CFO (2)	2008	$295	$231	$—	$—	$526
	2007	$230	$380	$1,275	$—	$1,885

David Sumner	2009	$313	$—	$150	$—	$463
Executive Chairman, Medicsight plc	2008	$370	$185	$—	$—	$555
	2007	$280	$430	$898	$18	$1,626

Alex Van Klaveren	2009	$160	$—	$—	$—	$160
CEO, Medicexchange Limited	2008	$32	$—	$—	$80	$112
	2007	$—	$—	$160	$80	$240

Steven Howson	2009	$391	$—	$31	$—	$422
Chief Operating Officer, Medicsight plc	2008	$189	$18	$285	$—	$492
	2007	$—	$—	$—	$—	$—

Kenichi Nakagawa	2009	$232	$—	$—	$—	$232
Managing Director, Medicsight Japan	2008	$210	$35	$26	$12	$283
	2007	$145	$31	$154	$11	$341

(1)           Tim Paterson-Brown was appointed Chief Executive Officer on September 21, 2004 and Chairman on June 21, 2007.

(2)           Allan Rowley was appointed Chief Financial Officer on August 4, 2006.

(3)           Alex Van Klaveren was appointed CEO of Medicexchange Limited on September 15, 2008.

(4)           This column discloses the dollar amount of the aggregate grant date fair value of options granted in the year.

Outstanding Equity Awards at December 31, 2009

Name		Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised unearned options	Option exercise price	Option expiry dates

Tim Paterson-Brown

Medicsight plc	Plan J	145,833	729,166	£0.09 ($0.14)	May 14, 2019
MGT Capital Investments, Inc.	2007 Plan	666,667	333,333	$3.69	December 5, 2017

Allan Rowley

Medicsight plc	Plan J	333,333	1,666,667	£0.09 ($0.14)	May 14, 2019
MGT Capital Investments, Inc.	2007 Plan	333,334	166,663	$3.69	December 5, 2017

David Sumner

Medicexchange Limited	Plan A	100,000	50,000	£0.40 ($0.64)	June 30, 2016
Medicsight plc	Plan J	333,333	1,666,667	£0.09 ($0.14)	May 14, 2019

Alex Van Klaveren

MGT Capital Investments, Inc.	2007 Plan	66,667	33,333	$3.69	December 5, 2017

Steven Howson

Medicsight plc	Plan J	112,500	562,500	£0.09 ($0.14)	May 14, 2019
Medicsight plc	Plan K	300,000	—	£0.10 ($0.16)	May 20, 2019

Kenichi Nakagawa

Medicsight plc	Plan J	33,333	166,667	£0.09 ($0.14)	May 14, 2019

In Fiscal 2008 all employees, including the executive officers and other individuals listed above, were given the opportunity to forfeit all their existing Medicsight stock options in stock option Plans A through I and, in their place, receive in Plan J 50% of the number of forfeited options.

Grants of plan-based awards

Name	Option grant dates	Number of options	Option exercise price	Grant date fair value (4)

Tim Paterson-Brown

Medicexchange Limited	July 20, 2006 (3)	150,000	£0.40 ($0.58)	$60
Medicsight plc	May 14, 2009 (2)	875,000	£0.09 ($0.14)	$475
MGT Capital Investments, Inc.	December 5, 2007 (1)	1,000,000	$3.69	$1,600

Allan Rowley

Medicexchange Limited	July 20, 2006 (3)	150,000	£0.40 ($0.58)	$60
Medicsight plc	May 14, 2009 (2)	2,000,000	£0.09 ($0.14)	$482
MGT Capital Investments, Inc.	December 5, 2007 (1)	500,000	$3.69	$800

David Sumner

Medicexchange Limited	July 20, 2006 (3)	150,000	£0.40 ($0.58)	$60
Medicsight plc	May 14, 2009 (2)	2,000,000	£0.09 ($0.14)	$541

Alex Van Klaveren

MGT Capital Investments, Inc.	December 5, 2007 (1)	100,000	$3.69	$160

Steven Howson

Medicsight plc	May 14, 2009 (2)	375,000	£0.09 ($0.14)	$195
Medicsight plc	May 20, 2009 (3)	300,000	£0.10 ($0.16)	$31

Kenichi Nakagawa

Medicsight plc	May 14, 2009 (2)	200,000	£0.09 ($0.14)	$80

(1)       One-third of options vest on each of the first, second and third anniversaries of the grant date

(2)       One-sixth of options vest every six months after the grant date

(3)       Fully vested

(4)       We estimate grant date fair value using the Black-Scholes option pricing model

Discussion of Summary Compensation and Grant of Plan Based Award Tables.

Employment agreements

Pursuant to their employment agreements, Tim Paterson-Brown and Allan Rowley receive an annual salary of $382 (£240) and $319 (£200) respectively, plus a bonus each year as determined by our Board of Directors based on attainment of performance goals conveyed to the employee.  Tim-Paterson Brown is on 12 months’ notice to the Company and 36 months’ notice from the Company.  Allan Rowley is on 6 months’ notice to the Company and 24 months’ notice from the Company.

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

Directors

Tim Paterson-Brown

Allan Rowley

Neal Wyman

Dr L. Peter Fielding

Peter Venton

Sir Christopher Paine

Dr Allan Miller

Director Compensation

Name	Fees Earned or Paid in Cash (1)	Option Awards	All Other Compensation	Total

Neal Wyman	$40	$—	$—	$40
Dr L. Peter Fielding	$30	$—	$—	$30
Peter Venton (2)	$87	$—	$—	$87
Sir Christopher Paine	$20	$—	$—	$20
Dr Allan Miller	$20	$—	$—	$20

All the Directors will be reimbursed for their out-of-pocket expenses incurred in connection with the performance of Board duties.

(1)           As employees of the Company, Tim Paterson-Brown, the Chairman and Chief Executive Officer, and Allan Rowley, the Company’s Chief Financial Officer, received no directors’ fees from the Company during 2009 and are therefore not included in the table.

(2)           Includes fees for services to the Company and to Medicsight plc.

Independent Director Compensation

Each independent director receives annual compensation of $20.  Members of the audit committee and/or remuneration committee receive an extra $10 for each committee they serve on.  For the fiscal year 2010, the Company does not propose any change in fees for its independent directors.

ITEM 12                                        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of March 19, 2010:

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

Percentage beneficially owned is based upon 32,500,893 shares of common stock issued and outstanding as of March 26, 2010.

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

During the year ended December 31, 2007 the Company placed monies on deposit with Asia IT. These monies earn interest at an annual rate of 5%. The funds were on call at any time. At December 31, 2007 the balance of monies on deposit with Asia IT was $3,917 which included $262 of interest income earned in the year ended December 31, 2007.

During the year ended December 31, 2008 the Company placed monies on deposit with Asia IT. These monies earn interest at an annual rate of 5.5%. The funds are on call at any time. At December 31, 2008 the balance of monies on deposit with Asia IT was $1,234 which included $337 of interest income earned in the year ended December 31, 2008.

During the year ended December 31, 2009 the Company placed monies on deposit with Asia IT. These monies earned interest at an annual rate of 3%. The funds are on call at any time. At December 31, 2009 the balance of monies on deposit with Asia IT was $992 which included $32 of interest income earned in the year ended December 31, 2009.

MGT has made various investments in XShares Group LLC (“XShares”).  MGT was introduced to XShares by Asia IT.  In December 31, 2007 the Company invested $960 in XShares.  During the year ended December 31, 2008 the Company acquired shares valued at $2,040 in XShares and the combined investment was impaired to $600.  During the year ended December 31, 2009 the Company invested $2,000 in convertible notes with a principal of $2,100 in XShares Group LLC.  These notes and the investment were fully impaired in the year ended December 31, 2009.  For part of the year ended December 31, 2009 Tim Paterson-Brown was a director of XShares.  In Fiscal 2009 the equity investment, convertible notes and accrued interest were fully impaired.

In the year ended December 31, 2007 the Company invested $2,000 in HipCricket Inc. MGT was introduced to HipCricket Inc by Asia IT Limited and a brother of Tim Paterson-Brown is a non-executive director of HipCricket Inc.  In Fiscal 2008 and 2009 the investment in HipCricket was impaired, with a new carrying value of $224.

Accsys Technologies plc

Tim Paterson-Brown is a non-executive director of Accsys Technologies plc, which has a subsidiary company Titan Wood Limited.  Titan Wood Limited rents space in 66 Hammersmith Road.  In the year ended December 31, 2009 $168 of office related costs were recharged to Titan Wood Limited.  At December 31, 2009 there was a balance receivable of $66 from Titan Wood.  In the year ended December 31, 2008 $171 of costs were recharged to Titan Wood.

Moneygate Group Limited

In October 2009 the Company acquired 49% of the share capital of Moneygate Group Limited (“Moneygate”) , which is accounted for under the equity method.  Moneygate is a related party as we own 49% of its share capital and have representation on the board of directors.  In the period to December 31, 2009 the Company advanced a $398 working capital facility and $159 as part of a $3,186 acquisition facility to Moneygate, which was all outstanding at the year end.  We charged Moneygate a $35 management fee for services provided and $40, including sales tax, was outstanding at the year end.

Purchase of Shares

In the year ended December 31, 2008 Tim Paterson-Brown (our Chief Executive Officer) Allan Rowley (our Chief Financial Officer) and David Sumner (Medicsight’s Executive Chairman) purchased, on the open market, 110,000, 82,000 and 118,500 ordinary shares respectively in Medicsight plc.

Director independence

Each of the Company’s independent directors: Neal Wyman, Dr. L. Peter Fielding, Peter Venton, Sir Christopher Paine and Dr. Allan Miller are considered independent under Section 803A of the NYSE AMEX stock exchange rules to which the Company must comply.

PART IV

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.	Fees billed by our principal accountant amounted to $240 in Fiscal 2009 and $226 in Fiscal 2008.

Audit Related Fees.	Fees billed by our principal accountant amounted to $0 in Fiscal 2009 and $58 in Fiscal 2008.

Tax Fees.	Fees billed by our principal accountant amounted to $80 in Fiscal 2009 and $60 in Fiscal 2008.

All Other Fees.	Fees billed by our principal accountant amounted to $0 in Fiscal 2009 and $0 in Fiscal 2008.

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

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Financial Statements

The financial statements of the Company for the fiscal years covered by this Annual Report are located on pages F-1 to F-24 of this Annual Report.

Exhibits

Exhibit No.	Description

2.1	Articles of Merger of Medicsight, Inc., a Utah corporation (1)
2.2	Certificate of Merger of Medicsight, Inc., a Delaware corporation (1)
2.3	Offering Document to acquire shares of Radical Technology plc. (2)
3.1	Certificate of Incorporation of Medicsight, Inc. and amendments thereto (1)
3.2	By-Laws of Medicsight, Inc. (1)
4.1	Loan Note issued by HTTP Insights, Ltd. to Nightingale Technologies Ltd. (5)
10.1	Share Sale Agreement between Nightingale Technologies Limited and Medicsight, Inc. (3)
10.2	Letter Agreement between Asia IT Capital Investments, Ltd. and Medicsight, Inc. (4)
10.2	Letter Agreement between Asia IT Capital Investments, Ltd. and Medicsight plc (5)
10.3	Securities Purchase Agreement with XShares Group, Inc. (6)
10.4	Second Amended and Restated Certificate of Incorporation of XShares Group, Inc. (6)
10.5	Convertible Promissory Note between XShares Group, Inc. and MGT Capital Investments, Inc. (6)
10.6	First Amendment to Securities Purchase Agreement with XShares Group, Inc. (7)
10.7	Second Amendment to Securities Purchase Agreement with XShares Group, Inc. (7)
10.8	Convertible Promissory Note between XShares Group, Inc. and MGT Capital Investments, Inc. dated August 10, 2009. (7)
10.9	Subscription agreement between Moneygate Group Limited and MGT Capital Investments Limited (8)
10.10	Working capital facility agreement between MGT Capital Investments Limited and Moneygate Group Limited (8)
10.11	Facility agreement between MGT Capital Investments Limited and Moneygate Group Limited (8)
21.1	Subsidiaries (filed herewith at page E-1).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer (filed herewith at page E-2).
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer (filed herewith at page E-3).

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer (filed herewith at page E-4).
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer (filed herewith at page E-5).

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 19, 2007.

(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on May 23, 2000.

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed March 7, 2001.

(4)	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2, filed December 26, 2001.

(5)	Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB, filed April 19, 2002.

(6)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, filed May 15, 2009

(7)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, filed August 14, 2009

(8)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, filed November 12, 2009

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT CAPITAL INVESTMENTS, INC
March 30, 2010

	By:	/s/ TIM PATERSON-BROWN
Chief Executive Officer (Principal Executive Officer)
March 30, 2010

	By:	/s/ ALLAN ROWLEY
Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIM PATERSON-BROWN	Director	March 30, 2010
Tim Paterson-Brown

/s/ ALLAN ROWLEY	Director	March 30, 2010
Allan Rowley

/s/ NEAL WYMAN	Director	March 30, 2010
Neal Wyman

/s/ L. PETER FIELDING	Director	March 30, 2010
L. Peter Fielding

/s/ PETER VENTON	Director	March 30, 2010
Peter Venton

/s/ SIR CHRISTOPHER PAINE	Director	March 30, 2010
Sir Christopher Paine

/s/ ALLAN MILLER	Director	March 30, 2010
Allan Miller

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

MGT Capital Investments, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of MGT Capital Investments, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MGT Capital Investments, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

In connection with our audits of the consolidated financial statements referred to above, we also audited Schedule II — Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2009.  In our opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

Amper, Politziner & Mattia, LLP

March 30, 2010

Edison, New Jersey

MGT CAPITAL INVESTMENTS, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

	December 31,
	2009	2008
		Revised note 3
Assets
Current assets:
Cash and cash equivalents	$22,165	$38,294
Marketable securities	—	1,884
Accounts receivable	97	134
Other receivables — related party	105	49
Prepaid expenses and other current assets	620	851
Loan receivable — related party — current	398	—
Total current assets	23,385	41,212

Property and equipment, at cost, net	290	706
Intangible assets, net	—	299
Investments at cost	224	776
Security deposits	219	301
Goodwill	—	12,157
Loan receivable — related party — long term	159	—
Total assets	$24,277	$55,451

Liabilities
Current liabilities:
Accounts payable	$916	$2,877
Accrued expenses	1,214	1,386
Deferred revenue	114	77
Total current liabilities	$2,244	$4,340

Commitments and contingencies

Equity
Stockholders’ equity
Common stock, $0.001 par value: 75,000,000 shares authorized; 38,900,383 issued and 32,550,590 shares outstanding	39	39
Additional paid-in capital	299,878	298,376
Accumulated other comprehensive loss	(4,549)	(4,959)
Accumulated deficit	(265,827)	(239,450)
	29,541	54,006
Treasury stock, at cost, 6,349,793 shares of common stock	(18,912)	(18,912)
Total stockholders’ equity	10,629	35,094
Non-controlling interest	11,404	16,017
Total equity	22,033	51,111

Total stockholders’ equity, liabilities and non-controlling interest	$24,277	$55,451

The accompanying notes are an integral part of these consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	For the Years Ended December 31,
	2009	2008	2007
		Revised note 3	Revised note 3
Revenues	$228	$354	$89
Cost of revenue	(3)	(116)	(35)
Gross profit	225	238	54

Operating expenses
Selling, general and administrative	15,195	26,066	19,307
Research and development cost	1,998	3,665	2,670
Impairment of goodwill	12,157	—	—
	29,350	29,731	21,977

Operating loss	(29,125)	(29,493)	(21,923)

Other income and (expense), net	(3,018)	1,842	4,048
Net Loss before non-controlling interest	(32,143)	(27,651)	(17,875)

Net Loss attributable to non-controlling interest	5,766	7,650	4,075

Net Loss attributable to MGT Capital Investments, Inc.	$(26,377)	$(20,001)	$(13,800)

Per share data:

Basic and diluted loss per share	$(0.81)	$(0.60)	$(0.35)

Weighted average number of common shares outstanding	32,550,590	33,188,294	38,900,383

The accompanying notes are an integral part of these consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME / (LOSS)

(In thousands except share and per share amounts)

	Common stock		Additional paid-in	Accumulated comprehensive	Accumulated	Treasury	Total stockholders’	Non- controlling	Total
	Shares	Amount	capital	income/(loss)	deficit	stock	equity	interest	equity
BALANCE, JANUARY 1, 2007	38,900	$39	$218,138	$853	$(205,649)	$—	$13,381	$21,710	$35,091
Proceeds from sale of subsidiary company stock	—	—	9,749	—	—	—	9,749	14,820	24,569
Medicsight share of IPO equity	—	—	—	—	—	—	—	61,019	61,019
Incorporation of Medicexchange China	—	—	—	—	—	—	—	30	30
Stock-based compensation	—	—	1,541	—	—	—	1,541	—	1,541
COMPREHENSIVE INCOME/(LOSS)
Net loss for the period	—	—	—	—	(13,800)	—	(13,800)	(4,075)	(17,875)
Translation adjustment				589			589	—	589
Unrealized gain on marketable securities	—	—	—	(364)	—	—	(364)	—	(364)
Total comprehensive loss							(13,575)	(4,075)	(17,650)
BALANCE, DECEMBER 31, 2007	38,900	$39	$229,428	$1,078	$(219,449)	$—	$11,096	$93,504	$104,600
Reclassification from non-controlling interest	—	—	66,132	—	—	—	66,132	(66,132)	—
Purchase of stock in a subsidiary	—	—	—	—	—	—	—	(294)	(294)
Purchase of own stock	—	—	—	—		(18,912)	(18,912)	—	(18,912)
Stock-based compensation	—	—	2,816	—	—	—	2,816	1,116	3,932
COMPREHENSIVE INCOME/(LOSS)
Net loss for the period	—	—	—	—	(20,001)	—	(20,001)	(7,650)	(27,651)
Translation adjustment	—	—	—	(5,956)	—	—	(5,956)	(4,527)	(10,483)
Unrealized gain on marketable securities	—	—	—	(81)	—	—	(81)	—	(81)
Total comprehensive loss							(26,038)	(12,177)	(38,215)
BALANCE, DECEMBER 31, 2008	38,900	$39	$298,376	$(4,959)	$(239,450)	$(18,912)	$35,094	$16,017	$51,111
Stock-based compensation	—	—	1,502			—	1,502	497	1,999
COMPREHENSIVE INCOME/(LOSS)
Net loss for the period	—	—			(26,377)	—	(26,377)	(5,766)	(32,143)
Translation adjustment	—	—		410		—	410	656	1,066
Total comprehensive loss							(25,967)	(5,110)	(31,077)
BALANCE, DECEMBER 31, 2009	38,900	$39	$299,878	$(4,549)	$(265,827)	$(18,912)	$10,629	$11,404	$22,033

The accompanying notes are an integral part of these consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands except share and per share amounts)

	For the Years Ended December 31,
	2009	2008	2007

Cash flows from operating activities
Net loss before non-controlling interest	$(32,143)	$(27,651)	$(17,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,999	3,932	1,541
Depreciation	337	468	367
Amortization of intangible fixed asset	133	100	—
Loss on disposal of fixed assets	109	158	6
Loss on impairment of goodwill	12,157	—	—
Realized loss on investments	—	33	—
Impairment of investments	1,514	3,684	—
Profit on disposal of companies	448	—	—
Accrued interest receivable	(210)	—	—
Impairment of XShares convertible note	2,210	—	—
(Increase)/decrease in assets
Accounts receivable	69	(166)	(7)
Other receivable — related party	(51)	(47)	58
Prepaid expenses and other current assets	235	(354)	435
Increase/(decrease) in liabilities
Accounts payable	(1,667)	309	945
Accrued expenses	(146)	167	84
Deferred revenue	101	75	20
Net cash used in operating activities	(14,905)	(19,292)	(14,426)

Cash flows from investing activities:
Purchase of investments at cost	—	(2,040)	(960)
Purchase of marketable securities	—	(4,585)	(2,000)
Sale of marketable securities	946	3,588	4,395
Purchase of property and equipment	(22)	(515)	(593)
Purchase of Chinese subsidiary	—	(220)	—
Issuance of XShares convertible note	(2,000)	—	—
Moneygate loans receivable	(578)	—	—
Net cash (used in)/provided by investing activities	(1,654)	(3,772)	842

Cash flows from financing activities:
Principal payments under capital lease obligations	—	—	(7)
Purchase of own stock	—	(18,912)	—
Repurchase of subsidiary company stock	—	(1,251)	—
Proceeds from sale of subsidiary company stock	—	—	24,569
Proceeds from issue of subsidiary company stock	—	—	61,049
Net cash (used in)/provided by financing activities	—	(20,163)	85,611

Effects of exchange rates on cash and cash equivalents	430	(10,852)	589
Net change in cash and cash equivalents	(16,129)	(54,079)	72,616
Cash and cash equivalents, beginning of year	38,294	92,373	19,757
Cash and cash equivalents, end of year	$22,165	$38,294	$92,373

Supplemental disclosures of cash paid
Interest paid	$—	$—	$3

The accompanying notes are an integral part of these statements.

MGT CAPITAL INVESTMENTS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts)

1.     Organization, basis of presentation and liquidity

MGT Capital Investments, Inc (“MGT”, “we”, “the Company”, “the Group”, “us”) is a holding Company.  We currently have a controlling interest in our two main operating subsidiaries: Medicsight plc (“Medicsight”) and Medicexchange Limited (“Medicexchange”). We also have wholly owned subsidiaries MGT Capital Investments (UK) Limited, MGT Investments (Gibraltar) Limited, Medicexchange Inc., Medicsight Nominees Limited, HTTP Tech Inc. and Medical Vision Systems Inc.

•                                  Medicsight and its wholly owned subsidiaries is a medical imaging software development company listed on the AIM Market of the London Stock Exchange (Ticker symbol “MDST”) that develops and commercializes enterprise-wide Computer-Aided Detection (“CAD”) applications which analyze Computer Tomography (“CT”) scans to assist radiologists in the early detection and measurement of colorectal polyps and lung lesions.  Medicsight currently has limited revenue and is awaiting regulatory approvals in key markets.  The Company holds 86 million shares (55%) of the 155 million issued share capital of Medicsight.

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

•                                 MGT and its subsidiaries also hold various other investments.  The Company has a 49% holding in Moneygate Group Limited, a UK based firm of Independent Financial Advisors, and equity investments in XShares Group LLC, HipCricket Inc. and Eurindia Limited.

The Company has incurred significant operating losses since inception and has just commenced generating revenue from operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $265,827 at December 31, 2009. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products the Company develops and markets will be accepted by consumers.

2.     Summary of significant accounting policies:

Principles of consolidation

The consolidated financial statements include the accounts of our Company and our wholly and majority owned subsidiaries.  Our main operating subsidiaries are Medicsight and Medicexchange.  The functional currencies of our subsidiaries are their local currencies.  All intercompany transactions and balances have been eliminated.  All foreign currency translation gains and losses arising on consolidation were recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss).   Non-controlling interest represents the minority equity investment in any of the MGT Capital Investments, Inc. group of companies, plus the minorities’ share of the net operating result and other components of equity relating to the non-controlling interest.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the USA requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers investments with original maturities of three months or less to be cash equivalents.

Marketable securities

The Company has invested some of its cash balances in short-term, highly liquid, available for sale marketable securities, which are carried in our consolidated balance sheet at fair value, with unrealized gains and losses reported in stockholders’ equity as a component of accumulated other comprehensive income (loss), unless the Company concludes that unrealized losses represent an other-than-temporary impairment.  In that circumstance, such losses would be reflected in the consolidated statements of operations.  Realized gains and losses are included in other income / (expense).  Fair value is based upon quoted market prices for these or similar instruments.  As at December 31, 2009 the Company had liquidated all its marketable securities and transferred the proceeds to cash.

Investments

Investments in various corporations where our investment is less than 20% of issued share capital are accounted for under the cost method.   Investments where we hold between 20% and 50% of issued share capital and we have significant influence over the investee are accounted for under the equity method.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is calculated using the straight line method on the various asset classes over their estimated useful lives, which range from two to five years.  Leasehold improvements are depreciated over the term of the lease.

Goodwill

Goodwill is reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill.  We compare the book value to the market value (market capitalization plus a control premium) for the reporting unit. If the market value exceeds the book value, goodwill is considered not impaired, and thus the second step of the impairment test is not necessary.  If the book value exceeds the market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of the goodwill.  If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to the excess.  Any loss recognized cannot exceed the carrying amount of goodwill.  After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.  Subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed.

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

As of December 31, 2009 we recorded in Medicsight $23 of deferred revenue relating to support and maintenance services and $73 relating to deferred license revenue, compared with $20 relating to support and maintenance revenue and $42 relating to deferred license revenue at December 31, 2008.

Medicexchange

We recognize revenue when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.  Deferred revenue is recorded when payments are received in advance of performing our service obligations.

As of December 31, 2009 we recorded $18 deferred revenue relating to Medicexchange, compared with $15 at December 31, 2008.

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

For the years ended December 31, 2009, 2008 and 2007 the Company expended $1,998, $3,665 and $2,670 respectively, for research and development expenses for Medicsight CAD and its products.

Fair value of financial instruments

On January 1, 2008 the Company adopted certain provisions of FASB ASC 820 “Fair Value Measurements and Disclosures” for financial assets and financial liabilities and on January 1, 2009 for non-financial assets and non-financial liabilities.  This establishes a framework for measuring fair value and expands disclosure about fair value measurements.

Income taxes

Effective January 1, 2007 the Company adopted elements of FASB ASC 740-10 “Income Taxes — Overall” regarding accounting for uncertainty in income taxes.  This clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  At the adoption date of January 1, 2007 and also as of December 31, 2009, the Company did not have any unrecognized tax benefits.  We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Consolidated Statements of Operations.  There was no interest and penalties for the twelve months ended December 31, 2009, 2008 and 2007.  Tax years beginning in 2004 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

The computation of diluted loss per share excludes all options because they are anti-dilutive.  For the year ended December 31, 2009 there were 11,503,359 options excluded with a weighted average exercise price of $0.92 per share.  For the year ended December 31, 2008 there were 16,137,500 options excluded with a weighted average exercise price of $1.31 per share.  For the year ended December 31, 2007 there were 14,757,500 options excluded with a weighted average exercise price of $1.72 per share.

Comprehensive income (loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss).  Items defined as other comprehensive income (loss), such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities, are separately classified in the consolidated financial statements.  Such items are reported in the consolidated statements of stockholders’ equity as accumulated comprehensive (loss).

Segment reporting

The Company reports the results of its operating segments.  We designate the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. We also disclose information about products and services, geographic areas and major customers.  We operate in two segments, Medicsight, a medical imaging company, and Medicexchange, a web portal for radiologists.

Stock options

We recognize compensation cost relating to share-based payment transactions as an expense in the consolidated financial statements, and measurement of the cost based on the estimated fair value of the equity or liability instrument issued.  We also estimate and record forfeitures over the vesting period of the instrument.

Recent accounting pronouncements

There are no recent accounting pronouncements that have not yet been adopted that the Company believes may have a material impact on its consolidated financial statements.

3. Non-controlling interest

On January 1, 2009 we adopted certain provisions of FASB ASC 805-20 “Business Combinations — Identifiable Assets and Liabilities, and Any Noncontrolling Interest”.  These establish accounting and reporting standards for the non-controlling interest (formerly known as minority interest) in a subsidiary (which may include variable interest entities) and for the deconsolidation of a subsidiary.  Significant changes include: balance sheet and income statement presentation and expanded disclosures; accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation; and recognition and measurement of a gain or loss when a subsidiary is deconsolidated.  For balance sheet presentation, non-controlling interests are now recorded within equity and so-called “mezzanine” display is not permitted.  In income statements, the amount of income attributable to the non-controlling interest is now a deduction that impacts net income.  The statement requires prospective application except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented.  Prior periods were reclassified to conform to the current period presentation.

4. Cash and cash equivalents

We invest our cash in short-term deposits with major banks.  As of December 31, 2009 we held $22,165 cash and cash equivalents.

Cash and cash equivalents consist of cash and temporary investments with maturities of 90 days or less when purchased.

Concentrations

The Company maintains its cash and cash equivalents at major financial institutions in Europe.  Cash held in foreign institutions is not insured by the Federal Deposit Insurance Corporation and amounted to $22,165 as of December 31, 2009 and $38,294 as of December 31, 2008.  The Company periodically evaluates the relative credit standing of financial institutions considered in its cash investment strategy.

5. Marketable securities

Investments in marketable securities as of December 31 were as follows:

	Market value	Cost	Unrealized gains	Transfer to net loss (other than temporary impairment)

At December 31, 2008	$1,884	$2,985	$—	$(1,101)
At December 31, 2009	$—	$—	$—	$—

At December 31, 2008 investments in marketable securities consisted of HipCricket Inc.  and a fund managed by Bank Sarasin & Company Limited.

In the year ended December 31, 2009 we liquidated our holdings in the fund managed by Sarasin and transferred $946 to cash.  In the year ended December 31, 2009 HipCricket Inc. was delisted from AIM Market and we now account for it as an investment held at cost.

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

As of December 31, 2008 we carried out an impairment review of our holdings in Eurindia.  Eurindia’s management had informed us that they intended to pay a liquidating dividend of between 30 cents and 50 cents per share in the first half of 2009.  We assumed the dividend to be the lower of these two values and impaired our holding to the value of 30 cents per share.

In 2009 Eurindia’s management informed us that it intended to liquidate the investment by means of an IPO.  Due to the turbulence in financial markets, however, and specifically the weakness of the market for IPOs, we were not able to accurately ascertain the potential value of the investment on an IPO or the timescale in which it might be realized.  As a consequence, in the three months ended June 30, 2009 we fully impaired our investment and recognized an impairment loss of $176 in net loss.  We considered the amount of this impairment to be a Level 3 input under the fair value hierarchy, since it was based on significant unobservable inputs.

As of December 31, 2009 the investment had not been liquidated.

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

In Fiscal 2008 we reviewed the carrying value of our investment in XShares.  XShares was in the process of attempting to raise funds to drive the business forward.  As of December 31, 2008 we impaired this investment to $600.  At various points during the year and as at December 31, 2009 the Company carried out impairment reviews and decided to fully impair the investment.

We estimated these impairments based on management’s review and discussion of the strategy and business plan of XShares.  XShares’ business plan was based on the anticipated receipt of equity finance.  In the fourth quarter of Fiscal 2009 it became clear that XShares’ fundraising was not going to be successful and that XShares would be unable to meet the expectations in the business plan, leading us to fully impair our investment.  These inputs are subject to management’s judgment and we have therefore deemed them to be Level 3 inputs in the fair value hierarchy.

In the year ended December 31, 2009 we issued $2,000 in XShares convertible notes with a principal of $2,100.  As part of the impairment review of the investment, as of December 31, 2009 we fully impaired these notes (see note 10).

HipCricket Inc.

We hold shares in HipCricket Inc., a company engaged in mobile marketing.  In the year ended December 31, 2009 HipCricket Inc. was delisted from the AIM Market and we now account for it as an investment held at cost.  Analyzing published financial and other information we reviewed the book value of the investment and decided that there was no need to impair its value. These inputs are subject to management’s judgment and we have therefore deemed them to be Level 3 inputs in the fair value hierarchy.

The following table presents the changes in Level 3 instruments for the year ended December 31, 2009.

	January 1, 2009	Transfer from marketable securities	Purchases	Impairment losses included in earnings	December 31, 2009	Change in impairment losses relating to instruments still held at December 31, 2009

Eurindia Limited	$176	—	—	(176)	$—	$(176)
XShares Group, Inc.	600	—	—	(600)	—	(600)
HipCricket Inc.	—	224	—	—	224	—
	$776	224	—	(776)	$224	$(776)

7.     Goodwill

Balance at December 31, 2008	$12,157
Impairment of goodwill	(12,157)
Balance at December 30, 2009	$—

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

In the three months ended March 31, 2009, the market value of Medicsight plc, as traded on the AIM Market of the London Stock Exchange, declined from $53,000 to $13,200.  We concluded that this decline in value to be a triggering event with respect to the carrying value of our goodwill and we conducted an impairment test of goodwill as of March 31, 2009.  Due to the uncertainties involved in using the unobservable inputs to estimate future cash flows, we used market price, Level 1 inputs, as the primary basis of our impairment review.  As a result of this test we determined that the carrying amount of Medicsight plc exceeded its fair value and recorded an impairment loss of $12,157 during the quarter ended March 31, 2009.

8.     Property and equipment

Property and equipment consist of the following as of December 31:

	2009	2008

Computer hardware and software	$1,233	$1,212
Leasehold improvements	197	452
Furniture and fixtures	214	237

	1,644	1,901
Less: Accumulated depreciation	(1,354)	(1,195)
	$290	$706

Depreciation of $337 was charged in 2009, compared to $468 and $367 in 2008 and 2007 respectively.

9.     Intangible assets

Intangible assets consist of the following as of December 31:

	2009	2008

Maydeal website	$—	$399

Less: Accumulated depreciation	—	(100)
	$—	$299

The Maydeal website was disposed of during the year for a nominal sum resulting in a $165 loss on disposal, included within operating costs.

10.  Convertible notes

In the second and third quarters of Fiscal 2009 we issued convertible notes with a principal of $2,100 in XShares Group LLC (“XShares”) for $2,000.  The principal included a fee of $100 payable to us which was recognized in interest and other income in the year ended December 31, 2009.  The notes were unsecured and attracted interest at an annualized rate of 10%.  In the third and fourth quarter of Fiscal 2009 we amended the notes, extending the conversion date to April 2010.

XShares had been attempting to raise equity finance during Fiscal 2009.  In the fourth quarter of 2009 it became clear that this fundraising was not going to be successful and, as a consequence, fully impaired the convertible notes and associated accrued interest.

In February 2010 we amended the notes to ensure that on conversion we would receive 50% of XShares’ share capital.

11.  Investment accounted for under the equity method

On October 8, 2009 we acquired a 49% stake in Moneygate Group Limited (“Moneygate”) for a nominal sum.  As part of the investment we provided a £250 ($398) working capital facility and made available a £2,000 ($3,186) acquisition facility.  The working facility is repayable in October 2010 and the acquisition facility is repayable in October 2012.  The acquisition facility attracts interest at an annual rate of 5%, both facilities are unsecured.  As at December 31, 2009 the working capital facility and £100 ($159) of the acquisition facility had been drawn down.

As we have significant influence over Moneygate we account for it under the equity method.  Since the investment was acquired at a nominal value, also its fair value, and has incurred losses since we made our investment, it is recorded in the consolidated financial statements at a value of $nil.

12.  Accrued expenses

	2009	2008

Professional fees	$406	$352
Suppliers with deferred payment terms	142	493
Rent, rates and property related	115	162
Other	551	379

Total Accruals	$1,214	$1,386

13.  Stockholders’ equity and non-controlling interest

MGT Capital Investments Inc.

Treasury stock

In the first quarter of 2008 MGT’s Board of Directors authorized the repurchase of up to 6,350,000 shares of its common stock. 1,000,000 of which were under a publicly announced program.  In the following seven months of 2008 we purchased 6,349,793 shares, which are now classified as treasury stock in equity.  The following table details the transactions.

	Shares purchased	Average cost	Shares purchased under publicly announced programs	Shares that may yet be purchased

February 1 — February 28, 2008	271,401	$3.16	271,401	728,599
March 1 — March 31, 2008	339,500	3.00	339,500	389,099
April 1 — April 30, 2008	5,643,759	2.98	293,966	95,133
May 1 — May 31, 2008	50,212	2.12	50,212	44,921
June 1 — June 30, 2008	39,014	1.91	39,014	5,907
July 1 — July 31, 2008	5,805	2.05	5,805	102
August 1 — August 31, 2008	102	1.83	102	—

Total	6,349,793	$2.98	1,000,000

As of December 31, 2009 and 2008 the Company had repurchased a total of 6,349,793 shares at an average price of $2.98 per share, for a total of $18,912.

Medicsight plc

In March and April 2008 we purchased a total of 1,000,000 shares in Medicsight for £634 ($1,251), bringing our total holding in Medicsight to 86,000,000 (55%) of the 155,524,904 issued share capital of Medicsight.  The acquisition of these shares was accounted for under the purchase method of accounting and the excess of the acquisition cost over the associated non-controlling interest of the investment was added to goodwill.  On December 31, 2009 Medicsight shares closed at a price of £0.08 ($0.13), valuing MGT’s 86,000,000 shares at $10,822.

Medicexchange Ltd

Company owns 22,500,000 ordinary shares in Medicexchange, constituting 73% of the outstanding shares.

Non-controlling interest

The Company has non-controlling investors in both Medicsight and Medicexchange as follows:

	Medicsight	Medicexchange	Total

Non-controlling interest at December 31, 2007	$84,851	$8,653	$93,504
Purchase of stock in subsidiary	(294)	—	(294)
Transfer to APIC	(58,985)	(7,147)	(66,132)
Less non-controlling interest share of net loss	(7,029)	(621)	(7,650)
Non-controlling interest share of stock-based compensation expense	1,063	53	1,116
Non-controlling interest share of other comprehensive income	(4,570)	43	(4,527)
Non-controlling interest at December 31, 2008	$15,036	$981	$16,017

Less non-controlling interest share of net loss	(5,225)	(541)	(5,766)
Non-controlling interest share of stock-based compensation expense	484	13	497
Non-controlling interest share of other comprehensive income	855	(199)	656

Non-controlling interest at December 31, 2009	$11,150	$254	$11,404

14.  Other income (and expense)

We had the following other income and expense amounts:

	2009	2008	2007

Dividend income	$—	$—	$467
Interest Income	397	1,678	2,755
Foreign exchange gain	309	3,881	—
(Loss) gain on marketable securities	(738)	(1,134)	826
Impairment of XShares convertible note	(2,210)	—	—
Impairment of investments held at cost	(776)	(2,583)	—
Total	$(3,018)	$1,842	$4,048

In both 2009 and 2008, Medicsight recorded foreign exchange gains.  These realized gains were made on translating U.S. dollars into sterling.  As the transactions were settled, the gain is recognized in the Consolidated Statement of Operations.

Interest income includes bank interest and interest from the XShares convertible notes.  These notes and the accrued interest were impaired and the impairment loss is included in interest and other (expense).

15.  Comprehensive loss

Comprehensive losses for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008

Net loss as reported	$(32,143)	$(27,651)
Other comprehensive (loss)
Unrealized foreign exchange gain (loss)	1,066	(10,483)
Unrealized loss on marketable securities	—	(81)
Comprehensive loss	(31,077)	(38,215)
Comprehensive loss attributable to non-controlling interest	5,110	12,177
Comprehensive loss attributable to MGT Capital Investments, Inc.	$(25,967)	$26,038

The accumulated balances related to each component of other comprehensive losses were as follows:

	Foreign currency translation	Unrealized gain (loss) on investments	Accumulated other comprehensive loss
Balance at December 31, 2007	$997	$81	$1,078
Other comprehensive gain (loss)	(5,956)	(81)	(6,037)
Balance at December 31, 2008	(4,959)	—	(4,959)
Other comprehensive (loss)	410	—	410
Balance at December 31, 2009	$(4,549)	$—	$(4,549)

16.  Stock option plans

We have a number of Stock Option Plans as follows.

MGT Stock Option Plan

On December 5, 2007 we approved the 2007 MGT stock option plan and granted options for 1,975,000 shares under this plan.  At December 31, 2009 there were 1,975,000 options outstanding, of which 1,316,673 were exercisable.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant.

Medicsight Stock Option Plans

We have nine Stock Option Plans in Medicsight.  The shares of this company were listed on the AIM Market of the London Stock Exchange on June 21, 2007.

Plan A - on February 26, 2003 we approved stock option plan “A” and in the period ended June 30, 2003 we granted options for 2,971,000 shares under this plan.  At December 31, 2009 there were 62,500 options outstanding, all of which were exercisable.

Plan B - on August 15, 2005 we approved stock option plan “B” and between July 1, 2003 and March 31, 2005 we granted options for 3,420,500 shares under this plan.  At December 31, 2009 there were 172,500 options outstanding, all of which were exercisable.

Plan C - on August 15, 2005 we approved stock option plan “C” and between April 1, 2005 and June 30, 2006 we granted options for 515,000 shares under this plan.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from date of grant.  At December 31, 2009 there were 85,000 options outstanding, all of which were exercisable.

Plan D - On July 13, 2006 we approved stock option plan “D” and granted options for 1,375,000 shares under this plan.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant. At December 31, 2009 there were 26,667 options outstanding, all of which were exercisable.

Plan E - on February 22, 2007 we approved and granted options for 5,900,000 shares under stock option plan “E”.  Options under this plan vest in equal one thirds after employees have been employed for 12, 24 and 36 months.  At December 31, 2009 there were 1,015,001 options outstanding, of which 751,670 were exercisable.

Plan F - on May 16, 2007 we approved and subsequently granted options for 350,000 shares under stock option plan “F”.  Options under this plan vest in equal one thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At December 31, 2009 there were 50,000 options outstanding, of which 33,333 were exercisable.

Plan G - on December 18, 2007 we approved and subsequently granted options for 3,025,000 shares under stock option plan “G”.  Options under this plan vest in equal one thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At December 31, 2009 there were 241,667 options outstanding, of which 191,666 were exercisable.

Plan H - on June 2, 2008 we approved and subsequently granted options for 750,000 shares under stock option plan “H”. Options under this plan vest in equal one thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At December 31, 2009 there were no options outstanding.

Plan I - on December 16, 2008 we approved and subsequently granted options for 1,805,000 shares under stock option plan “I”. Options under this plan vest in equal one thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At December 31, 2009 125,000 options were outstanding, of which 41,667 were exercisable.

Plan J — on May 14, 2009 we approved and subsequently granted options for 7,848,750 shares under stock option plan “J”.  Options under this plan vest in equal one sixths for each six months that employees have been employed from the grant date.  At December 31, 2009 there were 7,050,024 options outstanding, of which 1,274,213 were exercisable.

Plan K — on May 20, 2009 we approved and subsequently granted options for 300,000 shares under stock option plan “J”.  Options under this plan vested in three tranches in the period to December 31, 2009.  At December 31, 2009 there were 300,000 options outstanding, all of which were exercisable.

Medicexchange Stock Option Plans

We have two stock option plans in Medicexchange.  The shares of this company are not publicly traded.

Plan A - on July 20, 2006 we approved Medicexchange stock option plan “A” and granted options for 950,000 shares under this plan.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant. At December 31, 2009 there were 250,000 options outstanding, all of which were exercisable.

Plan B — on July 26, 2007 we approved Medicexchange stock option plan “B” and granted options for 300,000 shares under this plan. Options issued under this plan vest equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant.  At December 31, 2009 there were 150,000 options outstanding, of which 100,000 were exercisable.

The following weighted average assumptions were used to estimate the fair value of stock options granted in the years ended December 31:

	2009	2008	2007

Dividend yield	nil	nil	nil
Expected volatility	105%	39% to 66%	57%-65%
Risk-free interest rate	3.89%	2.0% to 5.0%	4.65%-5.75%
Expected life of options	5 to 6.3 years	3 to 6 years	Up to 4 Years

Weighted average fair value of options granted
Weighted-average grant-date fair value — Medicsight Plan E	—	—	£0.26 ($0.51)
Weighted-average grant-date fair value — Medicsight Plan F	—	—	£0.33 ($0.65)
Weighted-average grant-date fair value — Medicsight Plan G	—	—	£0.43 ($0.86)
Weighted-average grant-date fair value — Medicexchange Plan B	—	—	£0.51 ($1.05)
Weighted-average grant-date fair value — MGT Capital Investments, Inc. 2007 plan	—	—	$1.59
Weighted-average grant-date fair value — Medicsight Plan H	—	£0.20 ($0.29)	—
Weighted-average grant-date fair value — Medicsight Plan I	—	£0.14 ($0.20)	—
Weighted-average grant-date fair value — Medicsight Plan J	£0.24 ($0.38)
Weighted-average grant-date fair value — Medicsight Plan K	£0.07 ($0.11)	—	—

The assumptions above are based on multiple factors including 10-year United Kingdom treasury bonds for the risk-free rate at the time of grant, expected future exercising patterns (we cannot base the estimate on the historical exercise patterns as no options have been exercised) and the volatility of the MGT Capital Investments Inc. own stock price.

The assumptions used in the Black-Scholes option valuation model are highly subjective, and can materially affect the resulting valuation.

The following table summarizes stock option activity for the three years ended December 31, 2009, 2008 and 2007 under all option plans:

	Outstanding		Exercisable
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price

Outstanding at January 1, 2007	5,040,000	£0.91 ($1.79)	2,256,200	£1.00 ($1.96)

Granted	11,550,000	£0.91 ($1.81)
Exercised	—	—
Forfeited	(1,832,500)	£0.72 ($1.43)

Outstanding at December 31, 2007	14,757,500	£0.86 ($1.72)	2,066,667	£0.72 ($1.44)

Granted	2,555,000	£0.37 ($0.54)
Exercised	—	—
Forfeited	(1,175,000)	£0.83 ($1.21)

Outstanding at December 31, 2008	16,137,500	£0.91 ($1.31)	5,679,166	£0.98 ($1.42)

Granted	8,148,750	£0.09 ($0.13)
Exercised	—	—
Forfeited	(12,782,891)	£0.64 ($1.02)

Outstanding at December 31, 2009	11,503,359	£0.58 ($0.92)	4,605,890	£0.94 ($1.50)

The following is a summary of the status of stock options outstanding at December 31, 2009:

	Outstanding Options			Exercisable Options
	Number	Remaining Contractual Life (years)	Average Exercise Price	Number	Average Exercise price
MGT 2007 Plan	1,975,000	7.9	$3.69	1,316,673	$3.69

Medicsight Plan A	62,500	3.0	£0.75 ($1.19)	62,500	£0.75 ($1.19)
Medicsight Plan B	172,500	4.7	£0.75 ($1.19)	172,500	£0.75 ($1.19)
Medicsight Plan C	85,000	6.1	£0.75 ($1.19)	85,000	£0.75 ($1.19)
Medicsight Plan D	26,667	6.5	£0.83 ($1.32)	26,667	£0.83 ($1.32)
Medicsight Plan E	1,015,001	7.1	£0.50 ($0.72)	751,670	£0.50 ($0.72)
Medicsight Plan F	50,000	7.4	£0.75 ($0.80)	33,333	£0.75 ($0.80)

Medicsight Plan G	241,667	8.0	£1.10 ($1.75)	191,667	£1.10 ($1.75)
Medicsight Plan H	—	8.4	—	—	—
Medicsight Plan I	125,000	9.0	£0.24 ($0.38)	41,667	£0.24 ($0.38)
Medicsight Plan J	7,050,024	9.4	£0.09 ($0.14)	1,274,213	£0.09 ($0.14)
Medicsight Plan K	300,000	9.4	£0.10 ($0.16)	300,000	£0.10 ($0.16)

Medicexchange Plan A	250,000	6.6	£0.40 ($0.64)	250,000	£0.40 ($0.64)
Medicexchange Plan B	150,000	7.6	£1.00 ($1.59)	100,000	£1.00 ($1.59)

On May 14, 2009 we approved Medicsight Plan J. Employees who were employed on May 14, 2009 were given the opportunity to forfeit all their existing options in Plans A through I and, in their place, receive in Plan J 50% of the number of forfeited options.  We account for this as a modification of the existing options, specifically a cancel and reissue.  Of the options issued in Plan J 3,032,500 were issued as new options and 4,816,250 were issued as replacements for options cancelled in existing plan.  Forty-three employees took this opportunity and received options in Plan J.  The modification charge in the year ended December 31, 2009 solely relates to Plan J and amounted to $12.

During 2008 we modified the options of four employees who left the Company, to extend the period in which they could exercise their options after leaving.  After the death of an employee, we modified the plan by transferring it to his estate and extending the period that the estate could benefit from the options.  These modifications increased the stock based compensation charge by $709.

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

The Company has recorded the following amounts related to its share-based compensation expense in the accompanying Statements of Operations:

	2009	2008	2007
Selling, general and administrative	$1,904	$3,732	$1,334
Research and development	95	200	207
Total	$1,999	$3,932	$1,541

Of the $1,999 stock based expense for the year, $497 was allocated to non-controlling interest

No compensation costs were capitalized.

The aggregate intrinsic value for options outstanding and exercisable at December 31, 2009 was $nil (December 31, 2008 nil).

The average grant date fair value of options was $0.38, $0.23 and $0.81 for options granted during the years ended December 31, 2009, 2008 and 2007 respectively.

A summary of non-vested options at December 31, 2009 and the change during the years ended December 31, 2009, 2008 and 2007 is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested options at January 1, 2007	2,783,800	£0.41 ($0.81)
Granted	11,550,000	£0.41 ($0.81)
Vested	(990,467)	£0.42 ($0.72)
Forfeited	(652,500)	£0.41 ($0.92)
Nonvested options at December 31, 2007	12,690,833	£0.41 ($0.81)
Granted	2,555,000	£0.16 ($0.23)
Vested	(4,386,667)	£0.34 ($0.49)
Forfeited	(400,832)	£0.28 ($0.41)
Nonvested options at December 31, 2008	10,458,334	£0.35 ($0.56)
Granted	8,148,750	£0.24 ($0.38)
Vested	(4,432,527)	£0.35 ($0.56)

Forfeited	(7,277,088)	£0.30 ($0.48)
Nonvested options at December 31, 2009	6,897,469	£0.31 ($0.49)

As of December 31, 2009 there was $4,224 of total unrecognized compensation cost related to non-vested share-based compensation arrangement granted under the option plans. That cost is expected to be recognized over a weighted average period of 2.3 years.

17.  Income taxes

There was no income tax or benefit recorded for the year because net losses realized.

Significant components of deferred tax assets were as follows as of December 31:

Deferred Tax Assets	2009	2008
Tax loss carry-forward	$23,074	$19,902
Fixed asset depreciation methods and other	5,434	1,869
Total	28,508	21,771
Valuation Allowance	(28,508)	(21,771)
Net deferred tax asset	$—	$—

The Company has net operating loss carry-forwards for United States tax purposes to offset future taxable income of approximately $5,440 expiring through 2029. As it is not more likely than not that the resulting deferred tax benefits will be realized, a full valuation allowance has been recognized for such deferred tax assets. The utilization of net operating loss carry forwards may be significantly limited under the Internal Revenue Code as a result of ownership changes due to the Company’s stock and other equity offerings.

Under United Kingdom taxation, Medicsight has $54,103 (£34,696) of net operating loss carry-forwards to offset future taxable income. As it is not more likely than not that the resulting deferred tax benefits will be realized, a full valuation allowance has been recognized for such deferred tax assets.

The provision for income tax differs from the amount computed by applying the statutory federal income tax rate to income before the provision for income taxes. The sources and tax effects of the differences are as follows for the year ended December 31:

	2009	2008	2007
Income taxes at the federal statutory rates	(35)%	(35)%	(35)%
Foreign rate differential	3	10	15
Change in valuation allowance	32	25	20
Effective rate of income tax	0%	0%	0%

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

18.  Operating leases, commitments and security deposit

On August 25, 2006 we executed a 10 year agreement with Pirbright Holdings Limited, to lease 8,787 square feet of office space at the Kensington Centre, 66 Hammersmith Road, London W14 8UD, UK.

Under this lease agreement our UK property rent, services and related costs will be approximately £330 ($524) per annum, paid quarterly in advance.  We have the right to terminate this agreement on the expiration of the fifth year of the lease.  Our annual rent is subject to upward only review on August 24, 2011.  We have two 10-month rent-free periods: the first commencing August 25, 2006; the second commencing August 25, 2011.

We have satellite offices in Tokyo (Japan) and New York.  The Tokyo office is on a three year rental agreement but has agreed with the landlord that they will move out in the second quarter of 2010.  Since the year end we signed a two year lease on a new office in Tokyo.  The New York office has no lease commitment.

In July 2008 we entered into an agreement with a partner to develop interfaces for our software.  We have committed to pay Euros 1,445 ($2,071) over an expected thirty-six month period.  As at December 31, 3009 we have paid Euros 845 ($1,210).  These payments will be recovered against future royalty payments, should the products be successfully commercialized.  They have been expensed to the income statement and classified as research and development.

At December 31, 2009 we have paid in total $219 in deposit for these office rentals.

The following is a schedule of the future minimum rental payments required under operating leases that have initial or remaining non-cancellable terms in excess of one year:

Year Ending

2010	$432
2011	184
2012	2
2013	2
2014	—
Total	$620

Total rent expense was $642, $770, and $659 for the years ended December 31, 2009, 2008, and 2007respectively.

19.  Segment reporting

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance of our operating segments based on revenue and operating (loss). Segments information for 2009, 2008 and 2007 are as follows (in thousands):

	Medicsight	Medicexchange	Corporate and other	Total

2009
Revenue from external customers	$180	$48	$—	$228
Cost of revenue	—	3	—	3
Gross Margin	180	45	—	225
Operating Expenses (includes goodwill impairment in corporate and other)	12,592	1,296	15,462	29,350
Operating loss	(12,412)	(1,251)	(15,462)	(29,125)
Depreciation	206	27	104	337
Stock-based compensation	1,082	49	868	1,999
Assets	17,713	1,097	5,467	24,277
Expenditure for property plant and equipment	14	6	2	22

2008
Revenue from external customers	$191	$163	$—	$354
Cost of revenue	—	116	—	116
Gross Margin	191	47	—	238
Operating Expenses	20,790	3,643	5,298	29,731
Operating loss	(20,599)	(3,522)	(5,372)	(29,493)
Depreciation	269	240	58	567
Stock-based compensation	2,379	195	1,358	3,932

Assets	28,897	2,326	24,228	55,451
Expenditure for property plant and equipment	304	35	176	515

2007
Revenue from external customers	$41	$48	$—	$89
Cost of revenue	1	34	—	35
Gross Margin	40	14	—	54
Operating Expenses	14,970	3,947	3,060	21,977
Operating loss	(14,930)	(3,933)	(3,060)	(21,923)
Depreciation	190	177	—	367
Stock-based compensation	1,349	104	88	1,541

The Company’s main operations and fixed assets are in the UK.

Medicsight listed on the AIM Market of the London Stock Exchange on June 21, 2007.  AIM listing rules require Medicsight to publish results under International Financial Reporting Standards (“IFRS”) in UK Sterling (“GBP”).

The following is a reconciliation between Medicsight published financial statements and the US GAAP consolidated results (in thousands):

	Medicsight plc	Medicsight plc	Medicsight plc	Medicexchange	Corporate and Other	Total
	(IFRS)	GAAP	(US GAAP)	(US GAAP)	(US GAAP)	(US GAAP)
		Adjustments

Twelve months December 31, 2009
Net revenue from external customers	180	—	180	48	—	228
Operating loss	(12,260)	(152)	(12,412)	(1,251)	(15,462)	(29,125)
Assets	17,713	—	17,713	1,097	5,467	24,277

Twelve months December 31, 2008
Net revenue from external customers	191	—	191	163	—	354
Operating loss	(20,149)	(450)	(20,599)	(3,522)	(5,372)	(29,493)
Assets	28,897	—	28,897	2,326	24,228	55,451

The principal GAAP adjustments are the accounting for stock options and cumulative translation adjustments.

20.  Related Party Transactions

Asia IT Capital Investments Ltd

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

During the year ended December 31, 2007 the Company placed monies on deposit with Asia IT. These monies earn interest at an annual rate of 5%. The funds were on call at any time. At December 31, 2007 the balance of monies on deposit with Asia IT was $3,917 which included $262 of interest income earned in the year ended December 31, 2007.

During the year ended December 31, 2008 the Company placed monies on deposit with Asia IT. These monies earn interest at an annual rate of 5.5%. The funds are on call at any time. At December 31, 2008 the balance of monies on deposit with Asia IT was $1,234 which included $337 of interest income earned in the year ended December 31, 2008.

During the year ended December 31, 2009 the Company placed monies on deposit with Asia IT. These monies earned interest at an annual rate of 3%. The funds are on call at any time. At December 31, 2009 the balance of monies on deposit with Asia IT was $992 which included $32 of interest income earned in the year ended December 31, 2009.

MGT has made various investments in XShares Group LLC (“XShares”); MGT was introduced to XShares by Asia IT.  In December 31, 2007 the Company invested $960 in XShares.  During the year ended December 31, 2008 the Company acquired shares valued at $2,040 in XShares and the combined investment was impaired to $600.  During the year ended December 31, 2009 the Company invested $2,000 in convertible notes with a principal of $2,100 in XShares Group LLC.  These notes and the investment were fully impaired in the year ended December 31, 2009.  For part of the year ended December 31, 2009 Tim Paterson-Brown was a director of XShares.  In Fiscal 2009 the equity investment, convertible notes and accrued interest were fully impaired.

In the year ended December 31, 2007 the Company invested $2,000 in HipCricket Inc. MGT was introduced to HipCricket Inc by Asia IT Limited and a brother of Tim Paterson-Brown is a non-executive director of HipCricket Inc.  In Fiscal 2008 and 2009 the investment in HipCricket was impaired with a new carrying value of $224.

Accsys Technologies plc

Tim Paterson-Brown is also a non-executive director of Accsys Technologies plc, which has a subsidiary company Titan Wood Limited.  Titan Wood Limited rents space in 66 Hammersmith Road.  In the year ended December 31, 2009 $168 of office related costs were recharged to Titan Wood Limited.  At December 31, 2009 there was a balance receivable of $66 from Titan Wood.  In the year ended December 31, 2008 $171 of costs were recharged to Titan Wood.

Moneygate Group Limited

In October 2009 the Company acquired 49% of the share capital of Moneygate Group Limited (“Moneygate”), which is accounted for under the equity method.  Moneygate is a related party as we have significant influence over it and have representation on the board of directors.  In the period to December 31, 2009 the Company advanced a $398 working capital facility and $159 as part of a $3,186 acquisition facility to Moneygate, which was all outstanding at the year end.  We charged Moneygate a $35 management fee for services provided and $40, including sales tax, was outstanding at the year end.

21.  Quarterly Financial Data (unaudited)

The tables below summarize the Company’s unaudited quarterly operating results for Fiscal 2009 and 2008:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2009
Revenues	$74	$47	$62	$45
Gross Margin	72	47	61	45
Net loss	(15,330)	(3,845)	(2,595)	(4,607)
Basic and diluted loss per share	(0.47)	(0.12)	(0.08)	(0.14)

2008
Revenues	$52	$85	$120	$97
Gross Margin	40	67	34	97
Net loss	(3,779)	(5,136)	(1,300)	(9,786)
Basic and diluted loss per share	(0.10)	(0.14)	(0.04)	(0.32)

Schedule II

MGT Capital Investments, Inc.

Valuation and Qualifying Accounts

	Balance at
	Beginning			Balance at
Deferred Tax Valuation Allowance	of year	Additions	Write-offs	end of year

2007	$56,656	$3,921	$(37,380)	$23,197
2008	23,197	(1,334)	(92)	21,771
2009	21,771	6,737	—	28,508

The deferred tax valuation allowance applies to both operating loss carry-forwards and capital losses incurred by the Company and other temporary timing differences.