Form 10-Q
period 2010-03-31
MGT CAPITAL INVESTMENTS INC
filed 2010-05-17
CIK 1001601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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

As of May 14, 2010 the registrant had outstanding 32,550,590 shares of common stock, $0.001 par value, (excludes 6,349,793 common shares held as treasury stock).

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

MGT CAPITAL INVESTMENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,600	$22,165
Accounts receivable	91	97
Other receivables — related party	155	105
Prepaid expenses and other current assets	742	620
Deferred consideration for sale of assets	1,136	—
Loans receivable — related party — current	791	398
Total current assets	18,515	23,385

Property and equipment, at cost, net	270	290
Investments, at cost	—	224
Security deposits	371	219
Loans receivable — related party — long term	267	159
Total assets	$19,423	$24,277

Liabilities
Current liabilities:
Accounts payable	$574	$916
Accrued expenses	839	1,214
Deferred revenue	101	114
Total current liabilities	1,514	2,244

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value: 75,000,000 shares authorized; 38,900,383 shares issued and 32,550,590 shares outstanding	39	39
Additional paid in capital	300,231	299,878
Accumulated other comprehensive loss	(5,424)	(4,549)
Accumulated deficit	(267,962)	(265,827)
	26,884	29,541
Treasury stock, at cost, 6,349,793 shares of common stock	(18,912)	(18,912)
Total stockholders’ equity	7,972	10,629
Non-controlling interest	9,937	11,404
Total equity	17,909	22,033

Total stockholders’ equity, liabilities and minority interest	$19,423	$24,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended March 31,
	2010	2009

Revenues	$62	$61

Operating expenses
Selling, general and administrative expenses	2,827	3,413
Research and development cost	396	459
Impairment of goodwill	—	12,157
	3,223	16,029

Operating loss	(3,161)	(15,968)

Interest and other income / (expense), net	(7)	(698)

Net loss from continuing operations before income tax	(3,168)	(16,666)

Income tax benefit	170	—

Net loss from continuing operations before non-controlling interest	(2,998)	(16,666)

Discontinued operations
Net loss from operations of Medicexchange, net of income taxes	(234)	(260)
Gain on sale of Medicexchange, net of income taxes	149	—
	(85)	(260)

Net loss before non-controlling interest	(3,083)	(16,926)

Net loss attributable to non-controlling interest	948	1,596

Net loss attributable to MGT Capital Investments, Inc.	$(2,135)	$(15,330)

Per share data:

Basic and diluted loss per share from continuing operations	$(0.06)	$(0.46)
Basic and diluted loss per share from discontinued operations	(0.01)	(0.01)
	$(0.07)	$(0.47)

Weighted average number of common shares outstanding	32,550,590	32,550,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Common stock		Additional paid-in	Accumulated comprehensive	Accumulated	Treasury	Total stockholders’	Non- controlling	Total
	Shares	Amount	capital	income/(loss)	deficit	stock	equity	interest	equity

BALANCE, DECEMBER 31, 2009	38,900	$39	$299,878	$(4,549)	$(265,827)	$(18,912)	$10,629	$11,404	$22,033

Stock-based compensation	—	—	353	—	—	—	353	96	449

Disposal of Medicexchange	—	—	—	—	—	—	—	(233)	(233)

COMPREHENSIVE INCOME/(LOSS)

Net loss / (income) for the period	—	—	—	—	(2,135)	—	(2,135)	(948)	(3,083)

Translation adjustment	—	—	—	(875)	—	—	(875)	(382)	(1,257)

Total comprehensive loss							(3,010)	(1,330)	(4,340)

BALANCE, MARCH 31, 2010	38,900	$39	$300,231	$(5,424)	$(267,962)	$(18,912)	$7,972	$9,937	$17,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended March 31,
	2010	2009

Cash flows from operating activities
Net loss before non-controlling interest	$(3,083)	$(16,926)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	234	260
Stock-based compensation expense	438	485
Depreciation	37	75
Accrued interest receivable	(3)	—
Loss on impairment of goodwill	—	12,157
Loss on impairment of marketable securities	—	764
Profit on disposal of Medicexchange and other investments	(201)	—
(Increase)/decrease in assets
Accounts receivable	(4)	114
Other receivables — related party	(56)	(46)
Prepaid expenses and other current assets	(323)	134
Increase/(decrease) in liabilities
Accounts payable	(314)	(1,999)
Accrued expenses	(354)	(95)
Deferred revenue	11	2
Net cash used in operating activities	(3,618)	(5,075)

Cash flows from investing activities:
Moneygate loans receivable	(528)	—
Cash in Medicexchange subsidiaries disposed of	(1,101)	—
Purchase of property, plant and equipment	(33)	(14)
Net cash used in investing activities	(1,662)	(14)

Cashflows of discontinued operations
Net cash used in Medicexchange operating activities	(226)	(334)

Effects of exchange rates on cash and cash equivalents	(1,059)	(265)
Net change in cash and cash equivalents	(6,565)	(5,688)
Cash and cash equivalents, beginning of period	22,165	38,294
Cash and cash equivalents, end of period	$15,600	$32,606

Non cash items

In the three months to March 31, 2010 the Company disposed of Medicexchange and other investments.  The consideration for this was $1,136 which has been deferred and is payable in installments through March 31, 2011.  When received it will be recorded in investing activities.

The accompanying notes are an integral part of these condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

1. Organization, basis of presentation and liquidity

The accompanying unaudited condensed consolidated financial statements of MGT Capital Investments, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been included.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2010.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries.  All intercompany accounts and transactions have been eliminated.

MGT Capital Investments, Inc. (“MGT”, “the Company”, “the Group”, “we”, “us”) is a holding company.  We currently have a controlling interest in our operating subsidiary, Medicsight plc (“Medicsight”) and a 49% holding in Moneygate Group Limited (“Moneygate”).   On March 31, 2010 we disposed of our controlling interest in Medicexchange Limited (“Medicexchange”) and various other investments.  We also have wholly owned subsidiaries MGT Capital Investments (UK) Limited, MGT Investments (Gibraltar) Limited, and Medicsight Nominees Limited.

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

•                  The Company has a 49% holding in Moneygate Group Limited, a UK based firm of Independent Financial Advisors.

The Company has incurred significant operating losses since inception and has recently commenced generating revenue from operations.  As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $267,962 at March 31, 2010.  The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities.  While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products the Company develops and markets will be accepted by consumers.

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

Financial instruments

The Company holds financial instruments.  Short term trade receivables and payables are held at cost at amounts that approximate their fair value due to their short term nature.  The Company also has receivables due from Moneygate (see note 5) that represent a concentration of credit risk.

Investments

Investments in various corporations where our investment is less than 20% of issued share capital are accounted for under the cost method.  Investments where we hold between 20% and 50% of issued share capital and we have significant influence over the investee are accounted for under the equity method.  Moneygate is accounted for under the equity method.

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

Recent accounting pronouncements

In October 2009 the Financial Accounting Standards Board (“FASB”) FASB issued an update to Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, with regards to multiple-deliverable arrangements.  The update is effective for revenue arrangements entered into on or after June 15, 2010.  We do not expect the adoption of this update to have a material impact on our financial position or results of operations.

In October 2009 the Financial Accounting Standards Board (“FASB”) FASB issued an update to Accounting Standards Codification (“ASC”) Topic 985, Software, with regards to certain revenue arrangements that include software elements.  The update is effective for revenue arrangements entered into on or after June 15, 2010.  We do not expect the adoption of this update to have a material impact on our financial position or results of operations.

In December 2009 the FASB issued an updated to ASC Topic 810, Consolidations, with regards to improvements to financial reporting by enterprises involved with variable interest entities.    The adoption of this update has not had a material impact on our financial position or results of operations.

3. Divestment of investments and discontinued activities

On March 31, 2010 the Company sold Medicexchange and various non-core investments to an unrelated third party in return for consideration of £750 ($1,136).  This consideration is deferred and will be paid in installments through March 2011.  As of May 14, 2010 £100 ($150) had been received.

The investments disposed of and the related consideration is as follows:

Asset	Consideration
Medicexchange Limited	$927
Medicexchange Inc.	1
Hipcricket, Inc.	205
Eurindia Limited	1
XShares equity	1
XShares convertible notes	1
Total	$1,136

Eurindia and the XShares convertible notes and equity investment had been fully impaired so the consideration received represents the profit on disposal recorded in the Consolidated Statement of Operations.  HipCricket was recorded in the financial statements at $224 meaning a loss on disposal of $19 was recorded.

Before their disposal, Medicexchange Limited and Medicexchange Inc. were consolidated into the MGT Consolidated Financial Statements.  Consideration of $928 was allocated to Medicexchange and MGT recorded a profit on disposal of $149.  This profit on disposal has been recognized in discontinued operations.

4. Cash and cash equivalents

We invest our cash in short-term deposits with major banks.  At March 31, 2010 we held $15,600 in cash and cash equivalents.

Cash and cash equivalents consist of cash and temporary investments with maturities of 90 days or less when purchased.

Concentrations

The Company maintains its cash and cash equivalents at major financial institutions in Europe.  Cash held in foreign institutions is not insured by the Federal Deposit Insurance Corporation and amounted to $15,600 as of March 31, 2010 and $22,165 as of December 31, 2009.  The Company periodically evaluates the relative credit standing of financial institutions considered in its cash investment strategy.

5. Loans receivable — related party

In Fiscal 2009 we purchased 49% of Moneygate and provided loan facilities of £250 ($377) for working capital and £2,000 ($3,015) for acquisitions.  In the three months ended March 31, 2010 we increased the working capital facility as acquisitions have been delayed and Moneygate still requires cash to fund its operations.

As of March 31, 2010 £525 ($791) had been advanced for working capital and £175 ($267) for acquisitions.  The funds advanced for the acquisition facility have been used in legal fees, due diligence fees and signing on payments to support organic growth of numbers of advisors.

The acquisition facility is classified as non-current as it is repayable in October 2012 and the working capital facility is classified as a current asset as it is repayable in October 2010.  The acquisition facility pays interest at a rate of 5% per annum.  Interest of $3 has been accrued for in the three months ended March 31, 2010.  The working capital facility is a non-interest bearing loan.

Moneygate is classified as a related party because MGT has representation on its board of directors (see note 12).

6. Investments at cost

We account for investments in non-marketable securities under the cost method of accounting where we own less than a 20% interest in each of the companies and we do not have significant influence over the entity.  We continually review each investment to assess for other-than-temporary decreases in value.

Eurindia Limited

In 2000 MGT invested in Eurindia Limited (“Eurindia”), a UK company that invested in IT start-up companies.  MGT had a 6% holding in Eurindia and accounted for this investment on a cost basis.  As at December 31, 2009 this investment had been fully impaired.  On March 31, 2010 we disposed of all of our holding in Eurindia for $1 leading to a profit on sale of $1 (see note 3).

XShares Group

In 2007 and 2008 we invested $3,000 in Series C preferred shares of XShares Group, Inc. (“XShares”), an investment advisor that creates, issues and supports exchange traded funds with a particular healthcare specialty.  In the year ended December 31, 2009 the Company also issued $2,000 in XShares convertible notes with a principal of $2,100.  As at December 31, 2009 the equity investment and the convertible notes had been fully impaired. On March 31, 2010 we disposed of all of our equity holdings in XShares for $1 and the convertible notes for $1, leading to a profit on sale of $2 (see note 3).

HipCricket Inc.

In Fiscal 2007 we invested $2,000 in HipCricket Inc., a company engaged in mobile marketing.  In the year ended December 31, 2009 HipCricket Inc. was delisted from the AIM Market and we accounted for it as an investment held at cost.  As at December 31, 2009 the investment was held at a book value of $224.  On March 31, 2010 we disposed of all of our holding in HipCricket for $205 resulting in a loss on sale of $19 (see note 3).

The following table presents the changes in Level 3 instruments for the three months ended March 31, 2010.

	January 1, 2010	Sales	Profit / (loss) on sale included in earnings	March 31, 2010	Change in impairment losses relating to instruments still held at March 31, 2010

Eurindia Limited	$—	(1)	1	$—	$—
XShares Group, Inc.	—	(1)	1	—	—
HipCricket Inc.	224	(205)	(19)	—	—
	$224	(207)	(17)	$—	$—

7. Interest and other income / (expense)

We had the following interest and other income amounts from continuing operations:

	Three months ended March 31,
	2010	2009

Loss on sale of HipCricket	$(19)	$—
Gain on sale of XShares convertible notes	1	—
Gain on sale of XShares equity	1	—
Gain on sale of Eurindia	1	—
Interest income	9	66
Impairment loss on marketable securities	—	(764)
Total	$(7)	$(698)

8. Comprehensive income (loss)

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

	Three months ended March 31,
	2010	2009

Net loss before noncontrolling interest	$(3,083)	$(16,926)
Unrealized foreign exchange (loss) gain	(1,257)	(1,411)
Comprehensive loss	(4,340)	(18,337)
Comprehensive loss attributable to non-controlling interest	1,330	1,826
Comprehensive loss attributable to MGT Capital Investments, Inc.	$(3,010)	$(16,511)

The total accumulated other comprehensive loss as of March 31, 2010 is the result of net foreign currency translation losses.

9. Reconciliation of Medicsight’s results and US GAAP consolidated results

Medicsight listed on the AIM Market of the London Stock Exchange on June 21, 2007.  AIM listing rules require Medicsight to publish results under International Financial Reporting Standards (“IFRS”) in sterling.

The following is a reconciliation between Medicsight’s published financial statements and the US GAAP consolidated results:

	Medicsight plc	Medicsight plc	Medicsight plc	Discontinued operations	Corporate and Other	Total
	(IFRS)	GAAP Adj’ts	(US GAAP)	(US GAAP)	(US GAAP)	(US GAAP)

Three months ended March 31, 2010
Net revenue to external customers	$62	$—	$62	$—	$—	$62
Operating loss	(2,004)	(238)	(2,242)	—	(919)	(3,161)
Assets	$14,773	$—	$14,773	$—	$4,650	$19,423
				—
Three months ended March 31, 2009
Net revenue to external customers	$61	$—	$61	$—	$—	$61
Operating loss	(3,504)	(30)	(3,534)	—	(12,434)	(15,968)
Assets	$24,329	$—	$24,329	$2,621	$9,515	$36,465

The principal GAAP adjustments are the accounting for stock options and cumulative translation adjustments.

The main operations and fixed assets of Medicsight are in the United Kingdom.

10 . Stock-based compensation

We have issued stock options from MGT and our principal subsidiary company, Medicsight.

MGT stock option plan

On December 5, 2007 we approved the 2007 MGT stock option plan and granted options for 1,975,000 shares under this plan.  At March 31, 2010 there were 1,975,000 options outstanding and 1,316,673 of the options issued were exercisable.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant.

Medicsight stock option plans

We have twelve Stock Option Plans in Medicsight, whose shares were listed on the AIM Market of the London Stock Exchange on September 21, 2007.

Plan A - on February 26, 2003 we approved stock option plan “A” and in the three month period ended March 31, 2003 we granted options for 2,971,000 shares under this plan.  At March 31, 2010 there were 62,500 options outstanding, all of which were exercisable.

Plan B - on August 15, 2005 we approved stock option plan “B” and between July 1, 2003 and March 31, 2005 we granted options for 3,420,500 shares under this plan.  At March 31, 2010 there were 172,500 options outstanding, all of which were exercisable.

Plan C - on August 15, 2005 we approved stock option plan “C” and between April 1, 2005 and June 30, 2006 we granted options for 515,000 shares under this plan.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from date of grant.  At March 31, 2010 there were 85,000 options outstanding, all of which were exercisable.

Plan D - On July 13, 2006 we approved stock option plan “D” and granted options for 1,375,000 shares under this plan.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant.  At March 31, 2010 there were no options outstanding.

Plan E - on February 22, 2007 we approved and granted options for 5,900,000 shares under stock option plan “E”.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At March 31, 2010 there were 941,667 options outstanding, all of which were exercisable.

Plan F - on May 16, 2007 we approved and subsequently granted options for 350,000 shares under stock option plan “F”.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At March 31, 2010 there were 50,000 options outstanding, 33,333 were exercisable.

Plan G - on December 18, 2007 we approved and subsequently granted options for 3,025,000 shares under stock option plan “G”.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At March 31, 2010 there were 241,667 options outstanding, 191,666 were exercisable.

Plan H - on June 2, 2008 we approved and subsequently granted options for 750,000 shares under stock option plan “H”.  Options under this plan vest in equal one thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At March 31, 2010 there were no options outstanding.

Plan I - on December 16, 2008 we approved and subsequently granted options for 1,805,000 shares under stock option plan “I”. Options under this plan vest in equal one thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At March 31, 2010 108,333 options were outstanding, 41,667 of which were exercisable.

Plan J - on May 14, 2009 we approved and subsequently granted options for 7,848,750 shares under stock option plan “J”.  Options under this plan vest in equal one sixths after employees have been employed for 6, 12, 18, 24, 30 and 36 months from the grant date.  At March 31, 2010 there were 7,041,065 options outstanding, 1,269,421 of which were exercisable.

Plan K - on May 20, 2009 we approved and subsequently granted options for 300,000 shares under stock option plan “K”.  Options under this plan vest in equal one thirds on June 30, 2009, March 31, 2010 and December 31, 2009.  At March 31, 2010 there were 300,000 options outstanding, all of which were exercisable.

Plan L - on January 26, 2010 we approved and subsequently granted options for 100,000 shares under stock option plan “K”.  Options under this plan vest in equal one sixths after employees have been employed for 6, 12, 18, 24, 30 and 36 months from the grant date.  At March 31, 2010 there were 100,000 options outstanding, none of which were exercisable.

Medicexchange stock option plans

Until March 31, 2010 we had two stock option plans in Medicexchange.  As Medicexchange was divested at this date these plans are no longer within the MGT Group.

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

The following assumptions were used to estimate fair value:

	Three months ended March 31
	2010	2009

Dividend yield	0%	—
Expected volatility	88%	—
Risk-free rate	3.96%	—
Expected life of options	5.9 years	—

The following table summarizes stock option activity for the three months ended March 31, 2010:

	Outstanding			Exercisable
	Number of shares	Weighted- average exercise price		Number of shares	Weighted- average exercise price

Outstanding at December 31, 2009	11,503,359	£0.58	$(0.92)	4,605,890	£0.94	$(1.50)

Granted	100,000	£0.09	$(0.12)
Exercised	—	—
Forfeited	(125,627)	£0.61	$(0.92)
Transferred with sale of Medicexchange	(400,000)	£0.63	$(0.96)

Outstanding at March 31, 2010	11,077,732	£0.58	$(0.90)	4,414,427	£0.97	$(1.50)

The following is a summary of the status of the stock options outstanding at March 31, 2010:

	Outstanding options				Exercisable options
	Number	Remaining contractual life (years)	Average exercise price		Number	Average exercise price

MGT Capital Investments, Inc. 2007 Plan	1,975,000	7.7		$3.69	1,316,673		$3.69
Medicsight Plan A	62,500	2.8	£0.75	$1.13	62,500	£0.75	$1.13
Medicsight Plan B	172,500	4.5	£0.75	$1.13	172,500	£0.75	$1.13
Medicsight Plan C	85,000	5.8	£0.75	$1.13	85,000	£0.75	$1.13
Medicsight Plan D	—	6.3	£0.83	$1.25	—	£0.83	$1.25
Medicsight Plan E	941,667	6.9	£0.50	$0.75	941,667	£0.50	$0.75
Medicsight Plan F	50,000	7.2	£0.75	$1.13	33,333	£0.75	$1.13
Medicsight Plan G	241,667	7.7	£1.10	$1.66	191,666	£1.10	$1.66
Medicsight Plan H	—	8.2	£0.69	$1.04	—	£0.69	$1.04
Medicsight Plan I	108,333	8.8	£0.24	$0.35	41,667	£0.24	$0.35
Medicsight Plan J	7,041,065	9.1	£0.09	$0.13	1,269,421	£0.09	$0.13
Medicsight Plan K	300,000	9.1	£0.10	$0.15	300,000	£0.10	$0.15
Medicsight Plan L	100,000	9.8	£0.09	$0.13	—	£0.09	$0.13

On May 14, 2009 we approved Medicsight Plan J. Employees who were employed on May 14, 2009 were given the opportunity to forfeit all their existing options in Plans A through I and, in their place, receive in Plan J 50% of the number of forfeited options.  We accounted for this as a modification of the existing options, specifically a cancel and reissue.  Of the options issued in Plan J 3,032,500 were issued as new options and 4,816,250 were issued as replacements for options cancelled in existing plan.  The modification charge for the three months ended March 31, 2010 was $2.  In the three months ended March 31, 2009 it was $37.

We recorded the following amounts related to stock-based expenses in the Statement of Operations for the following periods:

	Three months ended March 31,
	2010	2009

Selling, general and administrative	$421	$457

Research and development	17	28

Discontinued operations	11	(4)

Total	$449	$481

Of the $449 stock-based expense in the three months ended March 31, 2010, $96 was allocated to the non-controlling interest.

No compensation costs were capitalized.

The aggregate intrinsic value for options outstanding and exercisable at March 31, 2010 was $nil.

A summary of non-vested options at March 31, 2010 and the change during the three months ended March 31, 2010 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2010	6,897,469	£0.31	$0.48
Granted	100,000	£0.04	$0.07
Vested	(263,331)	£0.26	$0.39
Forfeited	(70,833)	£0.41	$0.63
Non-vested at March 31, 2010	6,663,305	£0.19	$0.30

At March 31, 2010 there was $2,779 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the option plans.

Non-vested awards are expected to be recognized over a weighted average period of 2.2 years.

11.  Non-controlling interest

The Company has non-controlling investors in Medicsight and, prior to its disposal, in Medicexchange as follows:

	Medicsight	Discontinued operations of Medicexchange	Total

Non-controlling interest at January 1, 2010	$11,150	$254	$11,404
Non-controlling share of (losses)	(934)	(14)	(948)
Non-controlling share of stock-based expense	93	3	96
Non-controlling share of other comprehensive (loss)	(372)	(10)	(382)
Disposal of Medicexchange	—	(233)	(233)
Non-controlling interest at March 31, 2010	$9,937	$—	$9,937

12.  Related Party Transactions

Tim Paterson-Brown, our Chief Executive Officer, was a non-executive director of Accsys Technologies plc, but resigned from this position on April 6, 2010.  Accsys Technologies plc has a subsidiary company Titan Wood Limited, which rents space in 66 Hammersmith Road.  In the three month period ended March 31, 2010 and 2009 respectively, $61 and $88 of office related costs were recharged to Titan Wood Limited.  At March 31, 2010 there was a balance receivable from Titan Wood Limited of $68 of which $68 remains unpaid as of May 14, 2010.  This is payable within 30 days under the terms of the invoice.

In Fiscal 2009 we purchased 49% of the share capital of Moneygate Group Limited (“Moneygate”).  Moneygate is a related party as we have significant influence over it and have representation on the board of directors.  On acquisition we provided loan facilities of £250 ($377) for working capital and £2,000 ($3,150) for acquisitions.    In the three months ended March 31, 2010 we increased the working capital facility as acquisitions have been delayed and Moneygate still requires cash to fund its operations.

As of March 31, 2010 £525 ($791) had been advanced for working capital and £175 ($267) for acquisitions.  The funds advanced for the acquisition facility have been used in legal fees, due diligence fees and signing on payments to support organic growth of numbers of advisors.

The acquisition facility is classified as non-current as it is repayable in October 2012 and the working capital facility is classified as a current asset as it is repayable in October 2010.  The acquisition facility pays interest at a rate of 5% per annum.  Interest of $3 has been accrued for in the three months ended March 31, 2010.  The working capital facility does not pay interest (see note 5).

We charged Moneygate a $41 management fee for services provided in the three months to March 31, 2010 and $87 including sales tax, was outstanding as of March 31, 2010 relating to this and previous services charges. As of May 14, 2010 $87 remained unpaid.

13.  Commitments

Lease Commitments and Security Deposit

On August 25, 2006 we executed a 10-year agreement with Pirbright Holdings Limited, to lease 8,787 square feet of office space at the Kensington Centre, 66 Hammersmith Road, London W14 8UD, United Kingdom.  Under this lease agreement our UK property rent, services and related costs are approximately £330 ($525) per annum, paid quarterly in advance.  We have the right to terminate this agreement on the expiry of the fifth year of the lease.  Our annual rent is subject to upward only review on August 24, 2011.

We have two 10-month rent-free periods: the first commencing August 25, 2006; the second commencing August 25, 2011.  We have accounted for this lease as an operating lease and have accounted for the lease rental expenses on a straight-line basis over the period of the lease.

We also have a satellite office in Tokyo, Japan, with a two-year rental agreement that began in March 2010.

The following is a schedule of the future minimum rental payments required under operating leases that have initial or remaining non-cancellable terms in excess of one year:

Year ending December 31,
2010 (remaining nine months)	$345
2011	302
2012	23
2013	2
2014	—
Later years	—
Total minimum	$672

Other commitments

In July 2008 we entered into an agreement with a partner to develop interfaces for our software.  We have committed to pay Euros 1,445 ($1,943) over an expected thirty-six month period.  As at March 31, 2010 we have paid Euros 845 ($1,136).  These payments will be recovered against future royalty payments, should the products be successfully commercialized.  These payments have been expensed to the income statement and classified as research and development.

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

Executive summary

As of March 31, 2010, following a detailed strategic review we have reduced our ongoing operating cost base and have disposed of our investments in Medicexchange, XShares, Hipcricket and Eurindia.  We are focusing our cash and resources on our investment holdings in Medicsight plc and Moneygate Group Limited.  Medicexchange’s results have been classified as discontinued operations.

The Company achieved the following results in the three months ended March 31, 2010:

•          Revenue and gross profit from license and other sales was $62 compared to $61 in 2009.

•          Other operating expenses, excluding the 2009 impairment of goodwill, decreased 17% to $3,223 compared to $3,872 in 2009.

•          Net loss attributable to MGT Capital Investments, Inc. decreased 86 % to $2,135 and resulted in a loss per share of $0.07 compared to a net loss of $15,330 and net loss per share of $0.47 in 2009.

Revenue remains limited as we await regulatory approvals in what we consider to be our key markets of the USA and Japan.  With regards to regulatory approvals for Medicsight products, we received a second request for Additional Information (AI) from the FDA in January 2010.   We, in conjunction with our FDA advisors, are currently preparing a response and will shortly submit this to the FDA. We also await a further update from the Ministry of Health, Labour and Welfare (MHLW) regulatory authorities in Japan.

Operating costs, excluding the goodwill impairment that impacted the consolidated statement of operations in the first quarter of Fiscal 2009, have decreased by 17%.  This was predominantly due to two headcount reductions that Medicsight took in Fiscal 2009, the impact of which is being fully felt in the first quarter of Fiscal 2010.  Together with reduced staff costs, a focus on reducing other expenses has reduced our discretionary spend.

Our investment in Moneygate which is accounted for by the equity method has not yet contributed to the statement of operations as it is currently generating net losses.

Net loss from Medicexchange amounted to $234, which is accounted for in discontinued operations together with a profit on disposal of $149, will not occur in the future.

The significant reduction in net loss was due to the impairment of $12,157 of goodwill relating to Medicsight in the first quarter of Fiscal 2009.

We have cash and cash equivalents of $15,600 compared to $22,165 as of December 31, 2009.  The fall is mainly attributable to cash used in operating activities ($3,618).

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

Recent accounting pronouncements

In October 2009 the Financial Accounting Standards Board (“FASB”) FASB issued an update to Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, with regards to multiple-deliverable arrangements.  The update is effective for revenue arrangements entered into on or after June 15, 2010.  We do not expect the adoption of this update to have a material impact on our financial position or results of operations.

In October 2009 the Financial Accounting Standards Board (“FASB”) FASB issued an update to Accounting Standards Codification (“ASC”) Topic 985, Software, with regards to certain revenue arrangements that include software elements.  The update is effective for revenue arrangements entered into on or after June 15, 2010.  We do not expect the adoption of this update to have a material impact on our financial position or results of operations.

In December 2009 the FASB issued an updated to ASC Topic 810, Consolidations, with regards to improvements to financial reporting by enterprises involved with variable interest entities.    The adoption of this update has not had a material impact on our financial position or results of operations.

Results of operations

Revenue and gross profit

We have generated revenues and gross profit of $62 for the three months ended March 31, 2010, compared to $61 for the three months ended March 31, 2009.  Medicsight’s revenue was similar to the prior year as we have not yet received regulatory approvals in what we consider to be our key markets of Japan and the USA, only selling licenses in Europe. There is currently no cost of sales associated with license revenue for Medicsight.

Medicexchange’s revenues, for both the three months ended March 31, 2010 and 2009 have been classified as discontinued operations.

Operating expenses

Our research and development expense for the three months ended March 31, 2010 was $396 compared to $459 for the three months ended March 31, 2009.  Our research and development costs were comprised of staff, staff related consultancy, stock options and product development software costs expensed on the research and development of Medicsight’s products.  The fall is predominantly due to the reduction in headcount incurred in Fiscal 2009.

Our selling, general and administrative expenses for the three months ended March 31, 2010 were $2,827 compared to $3,413 for the three months ended March 31, 2009, with the significant items being:

•      People related costs have decreased by $1,114 (50%) due to a reduced head count across the group.  This includes lower provision for bonus costs and reduced recruitment costs as well as lower salary costs;

•      Stock option charges were $421 in the three months ended March 31, 2010 compared to $457 in the comparative period.

•      Legal and professional fees have increased by $305 in the three months ended March 31, 2010 compared to the comparative period.

•      A weakening of the dollar against sterling has increased all elements of selling, general and administrative expenses by approximately $240 in the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Interest and other (expense) and discontinued activities

Interest and other (expense) was $7 in the three months ended March 31, 2010.

On March 31, 2010 Medicexchange and other investments were divested.  Consideration for the investments was £750 ($1,136) and is due to be paid through March 31, 2011.

As Eurindia and the XShares equity and convertible notes had been fully impaired a profit on disposal of $3, representing the consideration receivable, was recorded in the statement of operations. HipCricket was recorded in MGT’s books at a value of $224 so a loss on disposal of $19 was recognized.

Before their disposal, Medicexchange Limited and Medicexchange Inc. were consolidated into the MGT Consolidated Financial Statements.  Consideration of $928 was allocated to Medicexchange and MGT recorded a profit on disposal of $149.  This is netted off against the $234 loss on Medicexchange operations giving a net loss of $85 for discontinued operations.

The $1,136 consideration is deferred and is scheduled to be received through March 31, 2011.

Income tax

Our effective tax rate for the three months ended March 31, 2010 is (8.4)%.  Medicsight received $170 as a tax credit for research and development costs incurred in Fiscal 2008.  We have not provided for any research and development claims in the accounts until the claim is authorized and paid, due to the uncertainty on the claim being accepted.   The remainder of the difference in our effective tax rate from the federal statutory rate is primarily due to a 100% valuation allowance provided for all deferred tax assets.

Net loss and net loss per share

Net loss attributable to equity holders of MGT Capital Investments, Inc. was $2,135 for the three months ended March 31, 2010 compared to a net loss of $15,330 for the three months ended March 31, 2009.  Net loss per share for the three months ended March 31, 2010 was $0.06 for continuing operations and $0.01 for discontinued operations (based on weighted average shares outstanding of 32,550,590), compared to $0.46 and $0.01 respectively for the three months ended March 31, 2009 (based on weighted average shares outstanding of 32,550,590).

The decrease in net loss between the three months ended March 31, 2010 and 2009 was predominantly due to the goodwill impairment in the three months ended March 31, 2009.

Operational currency

Our main operating currency is UK sterling.  Our results of operations are affected by changes in the $:£ rates used to translate the operational result.  For three months ended March 31, 2010 the average rate was $1.54: £1.00 and for three months ended March 31, 2009 the rate was $1.43:£1.00, an increase of 7%.

Medicsight operating results

	Three months ended March 31,
	2010	2009

Revenue	$62	$61
Selling, general and administration costs	(1,908)	(3,136)
Research and development	(396)	(459)
Operating expense	(2,304)	(3,595)
Stock-based compensation (included in operating expenses)	(209)	(310)
Operating loss	(2,242)	(3,534)
Interest and other income	16	39

	March 31, 2010	March 31, 2009

Cash	$13,762	$22,348
Net assets	13,934	21,597

In the three months ended March 31, 2010 sales of our CAD products were flat compared to the comparable period in the prior year.  Licenses have been sold in Europe but we have yet to receive approvals in the USA and Japan, which we consider to be our key markets.

In the three months ended March 31, 2010 Medicsight launched MedicCO2lon, its insufflator product.  It also signed an agreement with a global medical devices company to distribute MedicCO2lon and revenue is expected to begin in the second quarter of 2010.

With regards to regulatory approvals we received a second request for Additional Information (AI) from the FDA in January 2010.   We, in conjunction with our FDA advisors, are currently preparing a response and will shortly submit this to the FDA. We also await a further update from the Ministry of Health, Labour and Welfare (MHLW) regulatory authorities in Japan.

Our operating expenses have reduced from $3,595 in 2009 to $2,304 in 2010.  Due to the delays in receiving regulatory approvals in Japan and the USA Medicsight management made the decision in Fiscal 2009 to reduce headcount and streamline operations, but without jeopardising longer term research, product development or clinical activities. The effects of these decisions are now being reflected in the statement of operations with a significantly lower cost base.

Research and development is made up of staff, staff related consultancy, stock options and product development software costs expensed on the research and development of Medicsight’s products.  This has decreased compared to the comparative periods in 2009 due to the reduction in headcount.

In the three months ended March 31, 2010 stock option accounting charges fell as Medicsight employed fewer people than in the same period in the prior year.

Interest and other income reduced as Medicsight’s cash balances were lower than in 2009 due to cash spent in operations.

Other investments

Moneygate

On October 8, 2009 we invested a nominal sum in Moneygate Group Limited (“Moneygate”), a UK based Independent Financial Advisor (“IFA”), and acquired 49% of its share capital.  We also provided a £250 ($398) working capital facility and an acquisition facility of £2,000 ($3,186) facility for acquisitions.  As at December 31, 2009 the working capital facility had been fully drawn down as had £100 ($159) of the acquisition facility in anticipation of a potential acquisition that eventually did not occur.

Moneygate’s business plan is predicated on acquisition-based growth in the fragmented UK IFA market and we are providing it with the capital to expand.  Moneygate has not yet made any acquisitions but has organically increased the number of IFAs employed.  Its management is currently reviewing a number of potential acquisitions and hopes to complete one by the end of the first half of 2010.

In the three months ended March 31, 2010 we extended the working capital facility as acquisitions have been delayed and Moneygate still requires cash to fund its operations.  Following acquisitions we expect Moneygate to generate positive cash flows.

As of March 31, 2010 £525 ($791) had been advanced for working capital and £175 ($267) for acquisitions.  The funds advanced for the acquisition facility have been used in legal fees, due diligence fees and signing on payments to support organic growth of numbers of advisors.

The acquisition facility is classified as non-current as it is repayable in October 2012 and the working capital facility is classified as a current asset as it is repayable in October 2010.  The acquisition facility pays interest at a rate of 5% per annum.  Interest of $3 has been accrued for in the three months ended March 31, 2010.  The working capital facility does not pay interest.

As Moneygate is accounted for by the equity method and is currently generating net losses, Moneygate’s results are not reflected in the Consolidated Statement of Operations or the Consolidated Balance Sheets.

Moneygate is classified as a related party because MGT has representation on its board of directors.

Eurindia Limited

In 2000 MGT invested in Eurindia Limited (“Eurindia”), a UK company that invested in IT start-up companies.  MGT had a 6% holding in Eurindia and accounted for this investment on a cost basis.  As at December 31, 2009 this investment had been fully impaired.  On March 31, 2010 we disposed of all of our holding in Eurindia for $1.

XShares Group

In 2007 and 2008 we invested $3,000 in Series C preferred shares of XShares Group, Inc. (“XShares”), an investment advisor that creates, issues and supports exchange traded funds with a particular healthcare specialty.  In the year ended December 31, 2009 the Company also issued $2,000 in XShares convertible notes with a principal of $2,100.  As at December 31, 2009 the equity investment and the convertible notes had been fully impaired. On March 31, 2010 we disposed of all of our equity holdings in XShares for $1 and the convertible notes for $1 resulting in a total profit on disposal of $2.

HipCricket Inc.

In Fiscal 2007 we invested $2,000 in HipCricket Inc., a company engaged in mobile marketing.  In the year ended

December 31, 2009 HipCricket Inc. was delisted from the AIM Market and we accounted for it as an investment held at cost.  As at December 31, 2009 the investment was held at a book value of $224.  On March 31, 2010 we disposed of all of our holding in HipCricket for $205.

Investment in Medicsight

Our condensed consolidated financial statements include the results and financial condition of our subsidiary, Medicsight.  Our holding in Medicsight is 86,000,000 shares out of Medicsight’s issued share capital of 155,524,504 shares.

As of March 31, 2010 Medicsight’s share price was £0.05 ($0.08) compared to £0.08 ($0.13), as of December 31, 2009.  This valued Medicsight at £4,300 ($6,381), compared to £6,794 ($10,821) as of December 31, 2009.

As of May 13, 2010  Medicsight’s share price was £0.05 ($0.07 ) valuing the Company’s investment at £4,085 ($6,156), using a $:£ exchange rate of 1.4826.

Liquidity and capital resources

Working capital information

	March 31, 2010	December 31, 2009
Working capital summary
Cash and cash equivalents	$15,600	$22,165
Current assets	18,515	23,385
Current liabilities	(1,514)	(2,244)
Working capital surplus	$17,001	$21,141
Ratio of current assets to current liabilities	12.2	10.4

	Three months ended March 31,
	2009	2008
Cash flow summary
Cash (used for) provided by
Operating activities	$(3,618)	$(5,075)
Investing activities	(1,662)	(14)
Discontinued operations	(226)	(334)
Effects of exchange rates on cash and cash equivalents	(1,059)	(265)
Net cash flow	$(6,565)	$(5,688)

Our cash and cash equivalents have decreased during 2010 predominantly because of the $3,618 used in operating activities.  Our net cash used in operating activities differs from net loss predominantly because of various non-cash adjustments such as stock-based compensation and movements in working capital.

Included in investing activities is a further $528 advanced to Moneygate, with $414 for the working capital facility and $114 for the acquisition facility.   Medicexchange was sold during the three months ended March 31, 2010 and $1,101 of cash was disposed of as part of this transaction, also included within investing activities.

Our ratio of current assets to current liabilities remains strong at 12.2.  This is a result of the $15,600 of cash held in the Company.

Moneygate acquisition facility

On the purchase of 49% of Moneygate we made available a £2,000 ($3,015) facility to Moneygate to make acquisitions.  As of March 31, 2010 £175 ($267) had been drawn down and there is a further £1,825 ($2,748) available.

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

We have a satellite offices in Tokyo (Japan) with a two year rental agreement.

In July 2008 we entered into an agreement with a partner to develop interfaces for our software.  We have committed to pay Euros 1,445 ($1,943) over an expected thirty-six month period.  As at March 31, 2010 we have paid Euros 845 ($1,136).  These payments will be recovered against future royalty payments, should the products be successfully commercialized.

The following table analyzes our contractual obligations.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years
Operating lease obligations	$672	$345	$325	$2
Purchase obligations	807	807	—	—

Total	$1,479	$1,152	$325	$2

Recent accounting pronouncements

There are no recent accounting pronouncements that have not yet been adopted that the Company believes may have a material impact on its consolidated financial statements

Item 3.              Quantitative and qualitative disclosures about market risk

Interest rate risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio.  We place our investments in a mixture of cash deposits and available-for-sale market securities.  A one percent movement in interest rate would result in approximately $156 change in interest income.

We do not have any debt and we do not use derivative financial instruments.

Foreign exchange risk

We are exposed to foreign currency exchange rate fluctuations related to the operation of our international subsidiaries.  Our main operating currency is UK sterling.  We also have a subsidiary operations in Japan that operates in Yen.

Our operating costs in Fiscal 2010 were predominantly in UK sterling; we do not foresee any change in the remainder of 2010.  A ten percent increase or decline in the US dollar exchange rate against all foreign currencies would have created a decrease or increase in our operating costs in the three months ended March 31, 2010 of approximately $292.

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

Changes in internal control over financial reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We cannot assure you that the Company will be successful in commercializing any of the Company’s products or if any of the products are commercialized, that they will prove to be profitable for the Company.

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

Our Medicsight CAD system may not deliver the levels of accuracy and reliability needed to make it a successful product in the market place.  Additionally, the development of such accuracy and reliability may be indefinitely delayed or may never be achieved.  Failure to develop this or other technology could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

The market for our technology may be slow to develop, if at all.

The market for the Medicsight CAD products may be slower to develop or smaller than estimated or it may be more difficult to build the market than anticipated.  The medical community may resist Medicsight CAD or be slower to accept it than we anticipate.  Revenues from Medicsight CAD may be delayed or costs may be higher than anticipated which may result in the Company requiring additional funding.  Medicsight’s principal route to market is via commercial distribution partners.  These arrangements are generally non-exclusive and have no guaranteed sales volumes or commitments.  The partners may be slower to sell our products than anticipated.  Any financial, operational or regulatory risks that affect our partners could also affect the sales of our products.  In the current economic environment, hospitals and clinical purchasing budgets that are reliant on external debt finance may result in purchasing decisions being delayed.  If any of these situations were to occur this could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

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

There are a number of groups and organizations, such as software companies in the medical imaging field, MDCT scanner manufacturers, screening companies and other healthcare providers that may develop a competitive offering to the Medicsight CAD products.  In addition, these competitors may have significantly greater resources than MGT.  We cannot make any assurance that they will not attempt to develop such offerings, that they will not be successful in developing such offerings or that any offerings they may develop will not have a competitive edge over Medicsight CAD products.  With delayed regulatory approvals and/or disputed clinical claims we may not have a commercial or clinical advantage over competitors’ products.  Should a superior offering come to market, this could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

We are a developing company with limited revenues from operations.

We have incurred significant operating losses since inception and have only recently commenced generating revenues from operations.  As a result, we have generated negative cash flows from operations and have an accumulated deficit as of March 31, 2010.  We are operating in a developing industry based on new technology and our primary source of funds to date has been through the issuance of securities and borrowed funds.  There can be no assurance that management’s efforts will be successful or that the products we develop and market will be accepted by consumers.  If our products are ultimately unsuccessful in the market, this could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

MGT’s corporate structure may make it more difficult or costly to take certain actions.  We conduct our business through Medicsight, a UK public company which is 55% owned by the MGT Capital Investments, Inc. and through Medicsight’s subsidiaries in the United Kingdom and Japan.  Although MGT and Medicsight share some directors and management, they are required to comply with corporate governance and other laws and rules applicable to public companies in the United Kingdom and the USA.  Should MGT propose to take any action, such as a transfer or allocation of assets or liabilities between MGT and its subsidiaries, MGT would have to take into consideration the potentially conflicting interests of MGT’s stockholders and the non-controlling stockholders.  This may deter MGT from taking such actions that might otherwise be in the best interest of MGT or cause MGT to incur additional costs in taking such actions.  The subsidiary companies would not be able to pay dividends or make other distributions of profits or assets to MGT without making pro-rata payments or distributions to the respective non-controlling stockholders.  Although neither the subsidiary companies nor MGT has plans to pay dividends or make distributions to its shareholders, MGT’s corporate structure may deter its subsidiaries from doing so in the future.  If at any point we are ultimately unable to resolve any of these conflicts, this could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

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

Item 2.              Unregistered sales of equity securities and use of proceeds

In the three months ended March 31, 2010 no shares of common stock were issued.

Item 3.              Defaults upon senior securities

None.

Item 4.              [Removed and Reserved]

Item 5.              Other information

None

Item 6.              Exhibits

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

May 14, 2010