Form 10-Q
period 2010-06-30
MGT CAPITAL INVESTMENTS INC
filed 2010-08-05
CIK 1001601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

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

As of August 5, 2010 the registrant had outstanding 32,550,590 shares of common stock, $0.001 par value, (excludes 6,349,793 common shares held as treasury stock).

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

MGT CAPITAL INVESTMENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,330	$22,165
Accounts receivable	55	97
Other receivables — related party	292	105
Prepaid expenses and other current assets	613	620
Deferred consideration for sale of assets	754	—
Loans receivable — related party — current	1,888	398
Total current assets	16,932	23,385

Property and equipment, at cost, net	245	290
Investments, at cost	—	224
Security deposits	180	219
Loans receivable — related party — long term	—	159
Total assets	$17,357	$24,277

Liabilities
Current liabilities:
Accounts payable	$443	$916
Accrued expenses	1,052	1,214
Deferred revenue	95	114
Total current liabilities	1,590	2,244

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value: 75,000,000 shares authorized; 38,900,383 shares issued and 32,550,590 shares outstanding	39	39
Additional paid in capital	300,569	299,878
Accumulated other comprehensive loss	(5,274)	(4,549)
Accumulated deficit	(269,847)	(265,827)
	25,487	29,541
Treasury stock, at cost, 6,349,793 shares of common stock	(18,912)	(18,912)
Total stockholders’ equity	6,575	10,629
Non-controlling interest	9,192	11,404
Total equity	15,767	22,033

Total liabilities and equity	$17,357	$24,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended June 30,
	2010	2009

Revenues	$264	$40
Cost of revenue	114	—
Gross profit	150	40

Operating expenses
Selling, general and administrative expenses	2,386	4,009
Research and development cost	517	871
	2,903	4,880

Operating loss	(2,753)	(4,840)

Interest and other income / (expense), net	34	(213)

Net loss from continuing operations before income tax	(2,719)	(5,053)

Income tax expense	(3)	—

Net loss from continuing operations before non-controlling interest	(2,722)	(5,053)

Discontinued operations
Net loss from operations of Medicexchange, net of income taxes	—	(444)
	—	(444)

Net loss before non-controlling interest	(2,722)	(5,497)

Net loss attributable to non-controlling interest	836	1,652

Net loss attributable to MGT Capital Investments, Inc.	$(1,886)	$(3,845)

Per share data:

Basic and diluted loss per share from continuing operations	$(0.06)	$(0.11)
Basic and diluted loss per share from discontinued operations	—	(0.01)
	$(0.06)	$(0.12)

Weighted average number of common shares outstanding	32,550,590	32,550,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Six months ended June 30,
	2010	2009

Revenues	$326	$101
Cost of revenue	114	—
Gross profit	212	101

Operating expenses
Selling, general and administrative expenses	5,213	7,422
Research and development cost	913	1,330
Impairment of goodwill	—	12,157
	6,126	20,909

Operating loss	(5,914)	(20,808)

Interest and other income / (expense), net	27	(911)

Net loss from continuing operations before income tax	(5,887)	(21,719)

Income tax benefit	167	—

Net loss from continuing operations before non-controlling interest	(5,720)	(21,719)

Discontinued operations
Net loss from operations of Medicexchange, net of income taxes	(234)	(704)
Gain on sale of Medicexchange, net of income taxes	149	—
	(85)	(704)

Net loss before non-controlling interest	(5,805)	(22,423)

Net loss attributable to non-controlling interest	1,785	3,248

Net loss attributable to MGT Capital Investments, Inc.	$(4,020)	$(19,175)

Per share data:

Basic and diluted loss per share from continuing operations	$(0.11)	$(0.57)
Basic and diluted loss per share from discontinued operations	(0.01)	(0.02)
	$(0.12)	$(0.59)

Weighted average number of common shares outstanding	32,550,590	32,550,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(in thousands)

(unaudited)

Six months ended June 30, 2010

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Treasury	Total stockholders’	Non- controlling	Total
	Shares	Amount	capital	loss	deficit	stock	equity	interest	equity

BALANCE, DECEMBER 31, 2009	38,900	$39	$299,878	$(4,549)	$(265,827)	$(18,912)	$10,629	$11,404	$22,033

Stock-based compensation	—	—	691	—	—	—	691	185	876

Disposal of Medicexchange	—	—	—	—	—	—	—	(233)	(233)

COMPREHENSIVE LOSS

Net loss for the period	—	—	—	—	(4,020)	—	(4,020)	(1,785)	(5,805)

Translation adjustment	—	—	—	(725)	—	—	(725)	(379)	(1,104)

Total comprehensive loss							(4,745)	(2,164)	(6,909)

BALANCE, JUNE 30, 2010	38,900	$39	$300,569	$(5,274)	$(269,847)	$(18,912)	$6,575	$9,192	$15,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(unaudited)

	Six months ended June 30,
	2010	2009

Cash flows from operating activities
Net loss before non-controlling interest	$(5,805)	$(22,423)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	234	704
Stock-based compensation expense	865	1,021
Depreciation	74	156
Accrued interest receivable	(3)	—
Loss on impairment of goodwill	—	12,157
Loss on impairment of marketable securities	—	1,182
Gain on disposal of Medicexchange and other investments	(201)	—
(Increase)/decrease in assets
Accounts receivable	34	101
Other receivables — related party	(194)	(4)
Prepaid expenses and other current assets	19	(163)
Increase/(decrease) in liabilities
Accounts payable	(332)	(1,222)
Accrued expenses and other payables	(116)	265
Deferred revenue	5	—
Net cash used in operating activities	(5,420)	(8,226)

Cash flows from investing activities:
Moneygate loans receivable	(1,370)	—
Cash in Medicexchange subsidiaries disposed of	(1,101)	—
Sale of marketable securities	—	947
Purchase of property, plant and equipment	(40)	(13)
Deposit of restricted cash	—	(1,000)
Investment in convertible notes	—	(1,000)
Receipt of deferred consideration	382	—
Net cash used in investing activities	(2,129)	(1,066)

Cash flows of discontinued operations
Net cash used in Medicexchange operating activities	(226)	(607)
Net cash used in discontinued operations	(226)	(607)

Effects of exchange rates on cash and cash equivalents	(1,060)	2,382
Net change in cash and cash equivalents	(8,835)	(7,517)
Cash and cash equivalents, beginning of period	22,165	38,294
Cash and cash equivalents, end of period	$13,330	$30,777

Non cash items

In the six month period ended June 30, 2010 the Company disposed of Medicexchange and other investments.  The consideration for this was $1,136 which has been deferred and is payable in installments through March 31, 2011.  When received, it will be recorded in investing activities.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

1. Organization, basis of presentation and liquidity

The accompanying unaudited condensed consolidated financial statements of MGT Capital Investments, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been included. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2010.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

•                  The Company has a 49% holding in Moneygate Group Limited, a UK based firm of Independent Financial Advisors.

The Company has incurred significant operating losses since inception and has recently commenced generating revenue from operations.  As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $269,847 at June 30, 2010.  The Company’s subsidiary Medicsight is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities.  While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products the Company develops and markets will be accepted by consumers.

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

Software — License fee revenue is derived from the licensing of computer software.  Maintenance revenue is derived from software maintenance.  Our software licenses are generally sold as part of an arrangement that includes maintenance and support.

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

Hardware — Revenue is derived from the sale of our MedicCO2LON product. This product is an automated CO2 insufflation device, and is generally sold as part of an arrangement that includes a one year warranty. The risk of incurring warranty related expense is mitigated by the warranty contractually agreed with the supplier. A warranty provision is therefore not required.

MedicCO2LON is sold exclusively through our distribution partner MEDRAD Inc. Revenue is recognized as goods and orders are satisfied and goods are delivered to our distribution partner. We generally offer terms which require payments with 45 days from invoicing.

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

Recent accounting pronouncements

In October 2009 the Financial Accounting Standards Board (“FASB”) FASB issued an update to Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, with regards to multiple-deliverable arrangements.  The update is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. We do not expect the adoption of this update to have a material impact on our financial position or results of operations.

In October 2009 the Financial Accounting Standards Board (“FASB”) FASB issued an update to Accounting Standards Codification (“ASC”) Topic 985, Software, with regards to certain revenue arrangements that include software elements.  The update is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. We do not expect the adoption of this update to have a material impact on our financial position or results of operations.

In December 2009 the FASB issued an update to ASC Topic 810, Consolidations, with regards to improvements to financial reporting by enterprises involved with variable interest entities. The adoption of this update has not had a material impact on our financial position or results of operations.

In April 2010 the FASB issued an update to ASC Topic 605, Milestone Method of Revenue Recognition, relating to research and development projects. The amendments in the ASU are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We do not expect the adoption of this update to have a material impact on our financial position or results of operations.

3. Divestment of investments and discontinued activities

On March 31, 2010 the Company sold its stock in Medicexchange and various non-core investments to an unrelated third party in return for consideration of £750 ($1,136).  This consideration is deferred and will be paid in installments through March 2011.  As of June 30, 2010 £250 ($382) had been received in accordance with the sale agreement.

The investments disposed of and the related consideration is as follows:

Asset	Consideration
Medicexchange Limited	$927
Medicexchange Inc.	1
Hipcricket, Inc.	205
Eurindia Limited	1
XShares equity	1
XShares convertible notes	1
Total	$1,136

Eurindia and the XShares convertible notes and equity investment had been fully impaired so the consideration received represents the gain on sale recorded in the Consolidated Statement of Operations.  HipCricket was recorded in the financial statements at $224 meaning a loss on sales of $19 was recorded (see note 7).

Before their disposal, Medicexchange Limited and Medicexchange Inc. were consolidated into the MGT Consolidated Financial Statements.  Consideration of $928 was allocated to Medicexchange and MGT recorded a profit on disposal of $149. This profit on disposal has been recognized in discontinued operations.

4. Cash and cash equivalents

We invest our cash in short-term deposits with major banks.  At June 30, 2010 we held $13,330 in cash and cash equivalents.

Cash and cash equivalents consist of cash and temporary investments with maturities of 90 days or less when purchased.

Concentrations

The Company maintains its cash and cash equivalents at major financial institutions in Europe.  Cash held in foreign institutions is not insured by the Federal Deposit Insurance Corporation and amounted to $13,330 as of June 30, 2010 and $22,165 as of December 31, 2009.  The Company periodically evaluates the relative credit standing of financial institutions considered in its cash investment strategy.

5. Loans receivable — related party

In Fiscal 2009 we purchased 49% of Moneygate and provided loan facilities of £250 ($377) for working capital and £2,000 ($3,015) for acquisitions.  In the six months ended June 30, 2010 we increased the working capital facility as acquisitions have been delayed and Moneygate still requires cash to fund its operations.

As of June 30, 2010 £675 ($1,017) had been advanced for working capital and £572 ($871) for acquisitions.  The funds advanced for the acquisition facility have been used to complete the acquisition of a small IFA Company, legal fees, due diligence fees and signing on payments to support organic growth of numbers of advisors.

In anticipation of the sale of the Moneygate loan facility to a third party, for which terms were agreed as at June 30, 2010 the acquisition facility originally classified as a non-current asset has been classified as a current asset alongside the working capital facility. The acquisition facility pays interest at a rate of 5% per annum.  Interest of £6 ($9) has been accrued for in the six months ended June 30, 2010.  The working capital facility is a non-interest bearing loan (see note 14).

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

Eurindia Limited

In 2000 MGT invested in Eurindia Limited (“Eurindia”), a UK company that invested in IT start-up companies.  MGT had a 6% holding in Eurindia and accounted for this investment on a cost basis.  As at December 31, 2009 this investment had been fully impaired.  On March 31, 2010 we disposed of all of our holding in Eurindia for $1 leading to a gain on sale of $1 (see note 3).

XShares Group

In 2007 and 2008 we invested $3,000 in Series C preferred shares of XShares Group, Inc. (“XShares”), an investment advisor that creates, issues and supports exchange traded funds with a particular healthcare specialty.  In the year ended December 31, 2009 the Company also invested $2,000 in XShares convertible notes with a principal of $2,100.  As at December 31, 2009 the equity investment and the convertible notes were fully impaired. On March 31, 2010 we disposed of all of our equity holdings in XShares for $1 and the convertible notes for $1, leading to a gain on sale of $2 (see note 3).

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

The following table presents the changes in Level 3 instruments for the six months ended June 30, 2010.

	January 1, 2010	Sales	Profit / (loss) on sale included in earnings	June 30, 2010	Change in impairment losses relating to instruments still held at June 30, 2010

Eurindia Limited	$—	(1)	1	$—	$—
XShares Group, Inc.	—	(1)	1	—	—
HipCricket Inc.	224	(205)	(19)	—	—
	$224	(207)	(17)	$—	$—

7. Interest and other income / (expense)

We had the following interest and other income amounts from continuing operations:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Loss on sale of HipCricket	$—	$—	$(19)	$—
Gain on sale of XShares convertible notes	—	—	1	—
Gain on sale of XShares equity	—	—	1	—
Gain on sale of Eurindia	—	—	1	—
Impairment Loss on Eurindia	—	(176)	—	(176)
Impairment Loss on HipCricket	—	—	—	(739)
Impairment Loss on XShares	—	(230)	—	(230)
Interest income	34	205	43	271
Loss on other marketable securities	—	(12)	—	(37)
Total	$34	$(213)	$27	$(911)

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

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net loss before non-controlling interest, as reported	$(2,722)	$(5,497)	$(5,805)	$(22,423)
Unrealized foreign exchange gain (loss)	153	3,588	(1,104)	2,177
Unrealized gain on marketable securities	—	38	—	38
Comprehensive loss	$(2,569)	$(1,871)	$(6,909)	$(20,208)
Comprehensive loss attributable to non-controlling interest	834	225	2,164	2,051
Comprehensive loss attributable to MGT Capital Investments, Inc.	$(1,735)	$(1,646)	$(4,745)	$(18,157)

The total accumulated other comprehensive loss as of June 30, 2010 is the result of net foreign currency translation losses.

9. Reconciliation of Medicsight’s results and US GAAP consolidated results

Medicsight listed on the AIM Market of the London Stock Exchange on June 21, 2007.  AIM listing rules require Medicsight to publish results under International Financial Reporting Standards (“IFRS”) in sterling.

The following is a reconciliation between Medicsight’s published financial statements and the US GAAP consolidated results:

	Medicsight plc	Medicsight plc	Medicsight plc	Discontinued operations	Corporate and Other	Total
	(IFRS)	GAAP Adj’ts	(US GAAP)	(US GAAP)	(US GAAP)	(US GAAP)

Six months ended June 30, 2010
Net revenue to external customers	$326	$—	$326	$—	$—	$326
Operating loss	(3,765)	(232)	(3,997)	—	(1,917)	(5,914)
Assets	$13,063	$—	$13,063	$—	$4,294	$17,357
			—
Six months ended June 30, 2009
Net revenue to external customers	$101	$—	$101	$20	$—	$121
Operating loss	(7,286)	107	(7,179)	(622)	(13,629)	(21,430)
Assets	$24,477	$—	$24,477	$2,069	$9,037	$35,583

The principal GAAP adjustments are the accounting for stock options and cumulative translation adjustments.

The main operations and fixed assets of Medicsight are in the United Kingdom.

10 . Stock-based compensation

We have issued stock options from MGT and our principal subsidiary company, Medicsight.

MGT stock option plan

On December 5, 2007 we approved the 2007 MGT stock option plan and granted options for 1,975,000 shares under this plan.  At June 30, 2010 there were 1,975,000 options outstanding and 1,316,673 of the options issued were exercisable.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant.

Medicsight stock option plans

We have twelve Stock Option Plans in Medicsight, whose shares were listed on the AIM Market of the London Stock Exchange on September 21, 2007.

Plan A - on February 26, 2003 we approved stock option plan “A” and in the three month period ended March 31, 2003 we granted options for 2,971,000 shares under this plan.  At June 30, 2010 there were 28,500 options outstanding, all of which were exercisable.

Plan B - on August 15, 2005 we approved stock option plan “B” and between July 1, 2003 and March 31, 2005 we granted options for 3,420,500 shares under this plan.  At June 30, 2010 there were 156,500 options outstanding, all of which were exercisable.

Plan C - on August 15, 2005 we approved stock option plan “C” and between April 1, 2005 and June 30, 2006 we granted options for 515,000 shares under this plan.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from date of grant.  At June 30, 2010 there were 85,000 options outstanding, all of which were exercisable.

Plan D - On July 13, 2006 we approved stock option plan “D” and granted options for 1,375,000 shares under this plan.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant.  At June 30, 2010 there were no options outstanding.

Plan E - on February 22, 2007 we approved and granted options for 5,900,000 shares under stock option plan “E”.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At June 30, 2010 there were 800,000 options outstanding, all of which were exercisable.

Plan F - on May 16, 2007 we approved and subsequently granted options for 350,000 shares under stock option plan “F”.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At June 30, 2010 there were 50,000 options outstanding, all of which were exercisable.

Plan G - on December 18, 2007 we approved and subsequently granted options for 3,025,000 shares under stock option plan “G”.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At June 30, 2010 there were 150,000 options outstanding, 100,000 were exercisable.

Plan H - on June 2, 2008 we approved and subsequently granted options for 750,000 shares under stock option plan “H”.  Options under this plan vest in equal one thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At June 30, 2010 there were no options outstanding.

Plan I - on December 16, 2008 we approved and subsequently granted options for 1,805,000 shares under stock option plan “I”. Options under this plan vest in equal one thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At June 30, 2010 108,333 options were outstanding, 41,666 of which were exercisable.

Plan J - on May 14, 2009 we approved and subsequently granted options for 7,848,750 shares under stock option plan “J”.  Options under this plan vest in equal one sixths after employees have been employed for 6, 12, 18, 24, 30 and 36 months from the grant date.  At June 30, 2010 there were 6,998,565 options outstanding, 2,414,373 of which were exercisable.

Plan K - on May 20, 2009 we approved and subsequently granted options for 300,000 shares under stock option plan “K”.  Options under this plan vest in equal one thirds on June 30, 2009, September 30, 2009 and December 31, 2009.  At June 30, 2010 there were 300,000 options outstanding, all of which were exercisable.

Plan L - on January 26, 2010 we approved and subsequently granted options for 100,000 shares under stock option plan “L”.  Options under this plan vest in equal one sixths after employees have been employed for 6, 12, 18, 24, 30 and 36 months from the grant date.  At June 30, 2010 there were 100,000 options outstanding, none of which were exercisable.

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

The following assumptions were used to estimate fair value:

	Six months ended June 30
	2010	2009

Dividend yield	0%	0%
Expected volatility	88%	105.7%
Risk-free rate	3.96%	3.89%
Expected life of options	5.9 years	6.75 years

The following table summarizes stock option activity for the six months ended June 30, 2010:

	Outstanding			Exercisable
	Number of shares	Weighted- average exercise price		Number of shares	Weighted- average exercise price

Outstanding at December 31, 2009	11,503,359	£0.58	$0.92	4,605,890	£0.94	$1.50

Granted	100,000	£0.09	$0.14
Exercised	—	—
Forfeited	(451,461)	£0.64	$0.96
Transferred with sale of Medicexchange	(400,000)	£0.63	$0.95

Outstanding at June 30, 2010	10,751,898	£0.59	$0.89	5,292,712	£0.81	$1.22

The following is a summary of the status of the stock options outstanding at June 30, 2010:

	Outstanding options				Exercisable options
	Number	Remaining contractual life (years)	Average exercise price		Number	Average exercise price

MGT Capital Investments, Inc. 2007 Plan	1,975,000	7.4		$3.69	1,316,673		$3.69
Medicsight Plan A	28,500	2.5	£0.75	$1.13	28,500	£0.75	$1.13
Medicsight Plan B	156,500	4.2	£0.75	$1.13	156,500	£0.75	$1.13
Medicsight Plan C	85,000	5.6	£0.75	$1.13	85,000	£0.75	$1.13
Medicsight Plan D	—	6.0	£0.83	$1.25	—	£0.83	$1.25
Medicsight Plan E	800,000	6.6	£0.50	$0.75	800,000	£0.50	$0.75
Medicsight Plan F	50,000	6.9	£0.75	$1.13	50,000	£0.75	$1.13
Medicsight Plan G	150,000	7.5	£1.10	$1.66	100,000	£1.10	$1.66
Medicsight Plan H	—	7.9	£0.69	$1.04	—	£0.69	$1.04
Medicsight Plan I	108,333	8.5	£0.24	$0.36	41,666	£0.24	$0.36
Medicsight Plan J	6,998,565	8.9	£0.09	$0.14	2,414,373	£0.09	$0.14
Medicsight Plan K	300,000	8.9	£0.10	$0.15	300,000	£0.10	$0.15
Medicsight Plan L	100,000	9.5	£0.09	$0.14	—	£0.09	$0.14

On May 14, 2009 we approved Medicsight Plan J. Employees who were employed on May 14, 2009 were given the opportunity to forfeit all their existing options in Plans A through I and, in their place, receive in Plan J 50% of the number of forfeited options.  We accounted for this as a modification of the existing options, specifically a cancel and reissue.  Of the options issued in Plan J 3,032,500 were issued as new options and 4,816,250 were issued as replacements for options cancelled in existing plans. The modification charge for the six months ended June 30, 2010 was $2.  In the six months ended June 30, 2009 it was $37.

We recorded the following amounts related to stock-based expenses in the Statement of Operations for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Selling, general and administrative	$409	$500	$830	$957

Research and development	18	36	35	64

Discontinued operations	—	12	11	8

Total	$427	$548	$876	$1,029

Of the $876 stock-based expense in the six months ended June 30, 2010, $185 was allocated to the non-controlling interest.

No compensation costs were capitalized.

The aggregate intrinsic value for options outstanding and exercisable at June 30, 2010 was $nil.

A summary of non-vested options at June 30, 2010 and the change during the six months ended June 30, 2010 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2010	6,897,469	£0.31	$0.48
Granted	100,000	£0.04	$0.07
Vested	(1,434,326)	£0.23	$0.39
Forfeited	(104,166)	£0.41	$0.63
Non-vested at June 30, 2010	5,458,977	£0.19	$0.30

At June 30, 2010 there was $1,900 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the option plans. Non-vested awards are expected to be recognized over a weighted average period of 1.9 years.

11.  Non-controlling interest

The Company has non-controlling investors in Medicsight and, prior to its disposal, in Medicexchange as follows:

	Medicsight	Discontinued operations of Medicexchange	Total

Non-controlling interest at January 1, 2010	$11,150	$254	$11,404
Non-controlling share of (losses)	(1,771)	(14)	(1,785)
Non-controlling share of stock-based expense	182	3	185
Non-controlling share of other comprehensive (loss)	(369)	(10)	(379)
Disposal of Medicexchange	—	(233)	(233)
Non-controlling interest at June 30, 2010	$9,192	$—	$9,192

12.  Related Party Transactions

Tim Paterson-Brown, our Chief Executive Officer, was a non-executive director of Accsys Technologies plc, but resigned from this position on April 6, 2010.  Accsys Technologies plc has a subsidiary company Titan Wood Limited, which rents space in 66 Hammersmith Road.  In the six month period ended June 30, 2010 and 2009 respectively, £70 ($106) and £106 ($160) of office related costs were recharged to Titan Wood Limited.  At June 30, 2010 there was a balance receivable from Titan Wood Limited of £88 ($132) of which £88 ($132) remains unpaid as of July 30, 2010.  This is payable within 30 days under the terms of the invoice.

In Fiscal 2009 we purchased 49% of the share capital of Moneygate Group Limited (“Moneygate”).  Moneygate is a related party as we have significant influence over it and have representation on the board of directors.  On acquisition we provided loan facilities of £250 ($377) for working capital and £2,000 ($3,015) for acquisitions.    In the six months ended June 30, 2010 we increased the working capital facility as acquisitions have been delayed and Moneygate still requires cash to fund its operations.

As of June 30, 2010 £675 ($1,017) had been advanced for working capital and £572 ($871) for acquisitions.  The funds advanced for the acquisition facility have been used to complete the acquisition of a small IFA Company, legal fees, due diligence fees and signing on payments to support organic growth of numbers of advisors.

In anticipation of the sale of the Moneygate loan facility to a third party, for which terms were agreed as at June 30, 2010 the acquisition facility originally classified as a non-current asset has been classified as a current asset alongside the working capital facilityThe acquisition facility pays interest at a rate of 5% per annum.  Interest of £6 ($9) has been accrued for in the six months ended June 30, 2010. The working capital facility does not pay interest (see note 5).

We charged Moneygate a £65 ($98) management fee for services provided in the six months to June 30, 2010 and £106 ($160) including sales tax, was outstanding as of June 30, 2010 relating to this and previous services charges. As of July 30, 2010 £106 ($160) remained unpaid. This is payable within 30 days under the terms of the invoice.

13.  Commitments

Lease Commitments and Security Deposit

On August 25, 2006 we executed a 10-year agreement with Pirbright Holdings Limited, to lease 8,787 square feet of office space at the Kensington Centre, 66 Hammersmith Road, London W14 8UD, United Kingdom.  Under this lease agreement our UK property rent, services and related costs are approximately £330 ($497) per annum, paid quarterly in advance.  We have the right to terminate this agreement on the expiry of the fifth year of the lease.  Our annual rent is subject to upward only review on August 24, 2011.

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

The following is a schedule of the future minimum rental payments required under operating leases that have initial or remaining non-cancellable terms in excess of one year:

Year ending December 31,
2010 (remaining six months)	$217
2011	263
2012	17
2013	2
2014	—
Later years	—
Total minimum	$499

The total lease rental expense for the six months ended June 30, 2010 was £172 ($261) compared to £207 ($311) at June 30, 2009.

Other commitments

In July 2008 we entered into an agreement with a partner to develop interfaces for our software.  We have committed to pay Euros 1,445 ($1,764) over an expected thirty-six month period. As at June 30, 2010 we have paid Euros 845 ($1,031).  These payments will be recovered against future royalty payments, should the products be successfully commercialized.  These payments have been expensed to the income statement and classified as research and development.

14.  Subsequent Events

Moneygate agreed to convert all monies advanced to date £1,247 ($1,888) and future monies up to £2,000 ($3,015) in total in to convertable loan notes. On August 3, 2010 MGT Capital Investments Limited, a company incorporated in England and Wales (“MGT UK”), and a wholly owned subsidiary of MGT Capital Investments, Inc., entered into an agreement with an unrelated third party for the sale of its Moneygate convertible loan note of £2,000 ($3,015). Payment of the £2,000 ($3,015) will consist of four separate tranches, three tranches are time based and will all be fully paid by June 2011. The fourth tranche is on demand and will be received as required. We expect all funds to be received within the next 12 months. MGT will recoup all funds previously advanced to Moneygate and retain its equity in Moneygate effectively free of charge.

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

Executive summary

As of March 31, 2010, following a detailed strategic review we have reduced our ongoing operating cost base and have disposed of our investments in Medicexchange, XShares, Hipcricket and Eurindia. Following the agreement signed on August 3, 2010, MGT will recoup all funds advanced to Moneygate but will continue to hold its equity. Going forward we will primarily be focusing our cash and resources on our investment holding in Medicsight plc. Medicexchange’s results have been classified as discontinued operations.

The Company achieved the following results in the six months ended June 30, 2010:

•                              Revenue from license and other sales was $326 compared to $101 in 2009. Gross profit on revenues was $212 compared with $101 in 2009

•                              Other operating expenses, excluding the 2009 impairment of goodwill, decreased 30% to $6,126 compared to $8,752 in 2009.

•                              Net loss attributable to MGT Capital Investments, Inc. decreased 79 % to $4,020 and resulted in a loss per share of $0.12 compared to a net loss of $19,175 and net loss per share of $0.59 in 2009.

Revenue remains limited as we await regulatory approvals in what we consider to be our key markets of the USA and Japan. With regards to regulatory approvals for ColonCAD, we received a second request for Additional Information (AI) from the FDA in January 2010.   After working closely with the clinical, statistical and legal advisors, the Company sent a comprehensive response to the FDA on June 2, 2010.  We are currently awaiting feedback from the FDA on the status of the application. We also await a further update from the Ministry of Health, Labour and Welfare (MHLW) regulatory authorities in Japan.

Operating costs, excluding the goodwill impairment that impacted the consolidated statement of operations in the first quarter of Fiscal 2009, have decreased by 30%.  This was predominantly due to two headcount reductions that Medicsight took in Fiscal 2009, the impact of which is being fully felt in the first half of Fiscal 2010.  Together with reduced staff costs, a focus on reducing other expenses has reduced our discretionary spending.

Our investment in Moneygate is accounted for by the equity method, and is currently generating net losses. The investment has been reduced to $0.

Net loss from Medicexchange amounted to $234, which is accounted for in discontinued operations together with a gain on sale of $149, and will not occur in the future.

The significant reduction in net loss was due to the impairment of $12,157 of goodwill relating to Medicsight in the first quarter of Fiscal 2009.

We have cash and cash equivalents of $13,330 compared to $22,165 as of December 31, 2009.  The decrease is mainly attributable to cash used in operating activities ($5,420).

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

Software — License fee revenue is derived from the licensing of computer software.  Maintenance revenue is derived from software maintenance.  Our software licenses are generally sold as part of an arrangement that includes maintenance and support.

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

Multiple-element arrangements — we enter into arrangements with Resellers that include a combination of software products, maintenance and support.  For such arrangements, we recognize revenue using the residual method.  We allocate the total arrangement fee among the various elements of the arrangement based on the fair value of each of the undelivered elements determined by vendor-specific objective evidence.  The fair value of maintenance and support services is evidence of fair value for all elements, and revenue is deferred until the earlier of when vendor-specific objective evidence is determined for the undelivered elements (residual method) or when all elements for which we do not have vendor-specific objective evidence of fair value have been delivered.

Hardware — Revenue is derived from the sale of our MedicCO2LON product. This product is an automated CO2 insufflation device, and is generally sold as part of an arrangement that includes a one year warranty. The risk of incurring warranty related expense is mitigated by the warranty contractually agreed with the supplier. A warranty provocation is therefore not required.

MedicCO2LON is sold exclusively through our distribution partner MEDRAD Inc. Revenue is recognized as goods and orders are satisfied and goods are delivered to our distribution partner. We generally offer terms which require payments within 45 days from invoicing.

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

Impairment analyses were performed at various points of the year ended December 31, 2009 and the Company decided to fully impair goodwill relating to Medicsight, its investment in XShares (both the equity and the convertible loan notes), and its holding in Eurindia.

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

In December 2009 the FASB issued an update to ASC Topic 810, Consolidations, with regards to improvements to financial reporting by enterprises involved with variable interest entities.    The adoption of this update has not had a material impact on our financial position or results of operations.

In April 2010 the FASB issued an update to ASC Topic 605, milestone method of revenue recognition, relating to research and development projects. The amendments in the ASU are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We do not expect the adoption of this update to have a material impact on our financial position or results of operations.

Results of operations

The following operating results are related to our major operating subsidiary, Medicsight, and other investments of MGT Capital Investments, Inc. Activity of the parent holding company on a standalone basis is immaterial and is not included in the discussion below.

Medicsight operating results

	Six months ended June 30,
	2010	2009

Revenue	$326	$101
Cost of revenue	(114)	—
Selling, general and administration costs	(3,297)	(5,950)
Research and development	(913)	(1,330)
Operating expense	(4,209)	(7,280)
Stock-based compensation (included in operating expenses)	(406)	(611)
Operating loss	(3,997)	(7,179)
Interest and other income	35	54

	June 30, 2010	December 31, 2009

Cash	$12,482	$22,709
Net assets	12,225	21,519

In the six months ended June 30, 2010 sales of our CAD products were flat compared to the comparable period in the prior year.  Licenses have been sold in Europe but we have yet to receive approvals in the USA and Japan, which we consider to be our key markets.

In the six months ended June 30, 2010 Medicsight launched MedicCO2LON, its insufflator product.  It also signed an agreement with a global medical devices company to distribute MedicCO2LON.  In the six months ended June 30, 2010, revenue of $213 had been recognized through MedicCO2LON sales.  Cost of revenue for the period was $114.

With regards to regulatory approvals we received a second request for Additional Information (AI) from the FDA in January 2010. After working closely with clinical, statistical and legal advisors, the Company sent a comprehensive response to the FDA on June 2, 2010.  We are currently awaiting feedback from the FDA on the status of the application. We also await a further update from the Ministry of Health, Labour and Welfare (MHLW) regulatory authorities in Japan.

Our operating expenses have reduced from $7,280 in 2009 to $4,209 in 2010.  Due to the delays in receiving regulatory approvals in Japan and the USA Medicsight management made the decision in Fiscal 2009 to reduce headcount and streamline operations, but without jeopardising longer term research, product development or clinical activities. The effects of these decisions are now being reflected in the statement of operations with a significantly lower cost base.

Research and development is made up of staff, staff related consultancy, stock options and product development software costs expensed on the research and development of Medicsight’s products.  This has decreased compared to the comparative periods in 2009 due to the reduction in headcount.

In the six months ended June 30, 2010 stock option accounting charges fell as Medicsight employed fewer people than in the same period in the prior year.

Interest and other income reduced as Medicsight’s cash balances were lower than in 2009 due to cash spent in operations.

Other investments

Moneygate

On October 8, 2009 we invested a nominal sum in Moneygate Group Limited (“Moneygate”), a UK based Independent Financial Advisor (“IFA”), and acquired 49% of its share capital.  We also provided a £250 ($377) working capital facility and an acquisition facility of £2,000 ($3,015) facility for acquisitions.  As of December 31, 2009 the working capital facility had been fully drawn down as had £100 ($159) of the acquisition facility in anticipation of a potential acquisition that eventually did not occur.

Moneygate’s business plan is predicated on acquisition-based growth in the fragmented UK IFA market, and we have provided it with the capital to expand.  In the period ended June 30, 2010, Moneygate has completed the acquisition of a small IFA company, thus increasing the number of IFAs employed.  Its management continues to review a number of further potential acquisitions and hopes to complete these by the end of 2010.

In the six months ended June 30, 2010 we extended the working capital facility as acquisitions have been delayed and Moneygate still requires cash to fund its operations.  Following acquisitions we expect Moneygate to generate positive cash flows.

As of June 30, 2010 £675 ($1,017) had been advanced for working capital and £572 ($871) for acquisitions.  The funds advanced for the acquisition facility have been used to complete the acquisition of a small IFA Company, legal fees, due diligence fees and signing on payments to support organic growth of numbers of advisors.

In anticipation of the sale of the Moneygate loan facility to a third party, for which terms were agreed as at June 30, 2010 the acquisition facility originally classified as a non-current asset has been classified as a current asset alongside the working capital facility.  The acquisition facility pays interest at a rate of 5% per annum.  Interest of £6 ($9) has been accrued for in the six months ended June 30, 2010.  The working capital facility does not pay interest.

As Moneygate is accounted for by the equity method and is currently generating net losses, Moneygate’s results are not reflected in the Consolidated Statement of Operations or the Consolidated Balance Sheets.

Moneygate is classified as a related party because MGT has representation on its board of directors.

Eurindia Limited

In 2000 MGT invested in Eurindia Limited (“Eurindia”), a UK company that invested in IT start-up companies.  MGT had a 6% holding in Eurindia and accounted for this investment on a cost basis.  As of December 31, 2009 this investment had been fully impaired.  On March 31, 2010 we disposed of all of our holding in Eurindia for $1.

XShares Group

In 2007 and 2008 we invested $3,000 in Series C preferred shares of XShares Group, Inc. (“XShares”), an investment advisor that creates, issues and supports exchange traded funds with a particular healthcare specialty.  In the year ended December 31, 2009 the Company invested $2,000 in XShares convertible notes with a principal of $2,100.  As of December 31, 2009 the equity investment and the convertible notes had been fully impaired. On March 31, 2010 we disposed of all of our equity holdings in XShares for $1 and the convertible notes for $1 resulting in a total gain on sale of $2.

HipCricket Inc.

In Fiscal 2007 we invested $2,000 in HipCricket Inc., a company engaged in mobile marketing.  In the year ended December 31, 2009 HipCricket Inc. was delisted from the AIM Market and we accounted for it as an investment held at cost.  As of December 31, 2009 the investment was held at a book value of $224.  On March 31, 2010 we disposed of all of our holding in HipCricket for $205.

Investment in Medicsight

Our condensed consolidated financial statements include the results and financial condition of our subsidiary, Medicsight.  Our holding in Medicsight is 86,000,000 shares out of Medicsight’s issued share capital of 155,524,504 shares.

As of June 30, 2010 Medicsight’s share price was £0.04 ($0.06) compared to £0.08 ($0.13), as of December 31, 2009.  This valued Medicsight at £3,268 ($4,925), compared to £6,794 ($10,821) as of December 31, 2009.

As of July 30, 2010 Medicsight’s share price was £0.06 ($0.08) valuing the Company’s investment at £4,730 ($7,399), using a $:£ exchange rate of 1.5644.

Liquidity and capital resources

Working capital information

	June 30, 2010	December 31, 2009
Working capital summary
Cash and cash equivalents	$13,330	$22,165
Current assets	16,932	23,385
Current liabilities	(1,590)	(2,244)
Working capital surplus	$15,342	$21,141
Ratio of current assets to current liabilities	10.6	10.4

	Six months ended June 30,
	2010	2009
Cash flow summary
Cash (used for) provided by
Operating activities	$(5,420)	$(8,226)
Investing activities	(2,129)	(1,066)
Discontinued operations	(226)	(607)
Effects of exchange rates on cash and cash equivalents	(1,060)	2,382
Net cash flow	$(8,835)	$(7,517)

Our cash and cash equivalents have decreased during 2010 predominantly because of the $5,420 used in operating activities.  Our net cash used in operating activities differs from net loss predominantly because of various non-cash adjustments such as stock-based compensation and movements in working capital.

Included in investing activities is a further $1,370 advanced to Moneygate, with $645 for the working capital facility and $725 for the acquisition facility.   Medicexchange was sold during the six months ended June 30, 2010 and $1,101 of cash was disposed of as part of this transaction, also included within investing activities.

Our ratio of current assets to current liabilities remains strong at 10.6.  This is a result of the $13,330 of cash held in the Company.

Moneygate acquisition facility

On the purchase of 49% of Moneygate we made available a £2,000 ($3,015) facility to Moneygate to make acquisitions.  As of June 30, 2010 £675 ($1,017) had been drawn down. Following the agreement with an unrelated third party dated August 3, 2010, all MGT funds will be recouped and Moneygate will continue to have access to acquisition funds through the third party.

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

Under this lease agreement our UK property rent, services and related costs will be approximately £330 ($497) per annum, paid quarterly in advance.  We have the right to terminate this agreement on the expiration of the fifth year of the lease.  Our annual rent is subject to upward only review on August 24, 2011.  We have two 10-month rent-free periods: the first commencing August 25, 2006; the second commencing August 25, 2011.

We have a satellite office in Tokyo (Japan) with a two year rental agreement.

In July 2008 we entered into an agreement with a partner to develop interfaces for our software.  We have committed to pay Euros 1,445 ($1,764) over an expected thirty-six month period.  As at June 30, 2010 we have paid Euros 845 ($1,031).  These payments will be recovered against future royalty payments, should the products be successfully commercialized.

The following table analyzes our contractual obligations.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years
Operating lease obligations	$499	$217	$280	$2
Purchase obligations	733	733	—	—

Total	$1,232	$950	$280	$2

Recent accounting pronouncements

There are no recent accounting pronouncements that have not yet been adopted that the Company believes may have a material impact on its consolidated financial statements

Item 3.         Quantitative and qualitative disclosures about market risk

Interest rate risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio.  We place our investments in a mixture of cash deposits and available-for-sale market securities.  A one percent movement in interest rate would result in approximately $133 change in interest income.

We do not have any debt and we do not use derivative financial instruments.

Foreign exchange risk

We are exposed to foreign currency exchange rate fluctuations related to the operation of our international subsidiaries.  Our main operating currency is UK sterling.  We also have a subsidiary operation in Japan that operates in Yen.

Our operating costs in Fiscal 2010 were predominantly in UK sterling; we do not foresee any change in the remainder of 2010.  A ten percent increase or decline in the US dollar exchange rate against all foreign currencies would have created a decrease or increase in our operating costs in the six months ended June 30, 2010 of approximately $478.

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

Item 4T.            Controls and procedures

Evaluation of disclosure controls and procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”), as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act, as amended, to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal control over financial reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.              Legal proceedings

None.

Item 1A.           Risk factors

There has been no material change in the risk factors since the filing of our last annual form 10-K

Item 2.              Unregistered sales of equity securities and use of proceeds

In the three months ended June 30, 2010 no shares of common stock were issued.

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

August 5, 2010