Form 10-Q
period 2010-09-30
MGT CAPITAL INVESTMENTS INC
filed 2010-11-22
CIK 1001601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

As of November 19, 2010 the registrant had outstanding 32,550,590 shares of common stock, $0.001 par value, (excludes 6,349,793 common shares held as treasury stock).

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

MGT CAPITAL INVESTMENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,569	$22,165
Accounts receivable	61	97
Other receivables — related party	68	105
Prepaid expenses and other current assets	539	620
Deferred consideration for sale of assets	772	—
Loans receivable — related party — current	1,107	398
Total current assets	13,116	23,385

Property and equipment, at cost, net	265	290
Investments, at cost	—	224
Security deposits	188	219
Loans receivable — related party — long term	315	159
Total assets	$13,884	$24,277

Liabilities
Current liabilities:
Accounts payable	$332	$916
Accrued expenses	970	1,214
Deferred revenue	206	114
Total current liabilities	1,508	2,244

Commitments and Contingencies

Stockholders’ equity
Common stock, $0.001 par value: 75,000,000 shares authorized; 38,900,383 shares issued and 32,550,590 shares outstanding	39	39
Additional paid in capital	300,143	299,878
Accumulated other comprehensive loss	(4,888)	(4,549)
Accumulated deficit	(272,679)	(265,827)
	22,615	29,541
Treasury stock, at cost, 6,349,793 shares of common stock	(18,912)	(18,912)
Total stockholders’ equity	3,703	10,629
Non-controlling interest	8,673	11,404
Total equity	12,376	22,033

Total liabilities and equity	$13,884	$24,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended September 30,
	2010	2009
		(revised see note 3)
Revenues	$62	$45
Cost of revenue	1	—
Gross profit	61	45

Operating expenses
Selling, general and administrative expenses	1,822	3,754
Research and development cost	187	340
	2,009	4,094

Operating loss	(1,948)	(4,049)

Non-Operating income / (expenses)
Interest and other income / (expense), net	(27)	471
Provision for loan receivable – related party	(1,711)	—
	(1,738)	471

Net loss from continuing operations before income tax	(3,686)	(3,578)

Income tax benefit	—	—

Net loss from continuing operations before non-controlling interest	(3,686)	(3,578)

Discontinued operations
Net loss from operations of Medicexchange, net of income taxes	—	(136)
	—	(136)

Net loss before non-controlling interest	(3,686)	(3,714)

Net loss attributable to non-controlling interest	854	1,119

Net loss attributable to MGT Capital Investments, Inc.	$(2,832)	$(2,595)

Per share data:

Basic and diluted loss per share from continuing operations	$(0.09)	$(0.07)
Basic and diluted loss per share from discontinued operations	—	(0.01)
	$(0.09)	$(0.08)

Weighted average number of common shares outstanding	32,550,590	32,550,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Nine months ended September 30,
	2010	2009
		(revised see note 3)
Revenues	$388	$146
Cost of revenue	115	—
Gross profit	273	146

Operating expenses
Selling, general and administrative expenses	7,035	11,176
Research and development cost	1,100	1,670
Impairment of goodwill	—	12,157
	8,135	25,003

Operating loss	(7,862)	(24,857)

Non-Operating income / (expenses)
Interest and other expenses, net	—	(440)
Provision for loan receivable – related party	(1,711)	—
	(1,711)	(440)

Net loss from continuing operations before income tax	(9,573)	(25,297)

Income tax benefit	167	—

Net loss from continuing operations before non-controlling interest	(9,406)	(25,297)

Discontinued operations
Net loss from operations of Medicexchange, net of income taxes	(234)	(840)
Gain on sale of Medicexchange, net of income taxes	149	—
	(85)	(840)

Net loss before non-controlling interest	(9,491)	(26,137)

Net loss attributable to non-controlling interest	2,639	4,367

Net loss attributable to MGT Capital Investments, Inc.	$(6,852)	$(21,770)

Per share data:

Basic and diluted loss per share from continuing operations	$(0.20)	$(0.64)
Basic and diluted loss per share from discontinued operations	(0.01)	(0.03)
	$(0.21)	$(0.67)

Weighted average number of common shares outstanding	32,550,590	32,550,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(in thousands)

(unaudited)

Nine months ended September 30, 2010

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Treasury	Total stockholders’	Non- controlling	Total
	Shares	Amount	capital	loss	deficit	stock	equity	interest	equity

BALANCE, DECEMBER 31, 2009	38,900	$39	$299,878	$(4,549)	$(265,827)	$(18,912)	$10,629	$11,404	$22,033

Stock-based compensation	—	—	265	—	—	—	265	261	526

Disposal of Medicexchange	—	—	—	—	—	—	—	(233)	(233)

COMPREHENSIVE LOSS

Net loss for the period	—	—	—	—	(6,852)	—	(6,852)	(2,639)	(9,491)

Translation adjustment	—	—	—	(339)	—	—	(339)	(120)	(459)

Total comprehensive loss							(7,191)	(2,759)	(9,950)

BALANCE, SEPTEMBER 30, 2010	38,900	$39	$300,143	$(4,888)	$(272,679)	$(18,912)	$3,703	$8,673	$12,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(unaudited)

	Nine months ended September 30,
	2010	2009
		(revised see note 3)
Cash flows from operating activities
Net loss before non-controlling interest	$(9,491)	$(26,137)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	234	840
Stock-based compensation expense	515	1,504
Depreciation	109	239
Accrued interest receivable	(10)	—
Loss on impairment of goodwill	—	12,157
Loss on impairment of marketable securities	—	1,146
Loss on impairment of loan receivable	1,703	—
Gain on disposal of Medicexchange and other investments	(201)	—
(Increase)/decrease in assets
Accounts receivable	30	83
Other receivables — related party	36	(13)
Prepaid expenses and other current assets	145	(107)
Increase/(decrease) in liabilities
Accounts payable	(336)	(1,370)
Accrued expenses and other payables	(273)	401
Deferred revenue	9	7
Net cash used in operating activities	(7,530)	(11,250)

Cash flows from investing activities:
Issuance of Moneygate loans receivable – related party	(1,472)	—
Issuance of “Dunamis Capital” loans receivable – related party	(1,100)	—
Cash in Medicexchange subsidiaries disposed of	(1,101)	—
Sale of marketable securities	—	947
Purchase of property, plant and equipment	(83)	(21)
Deposit of restricted cash	—	(1,000)
Investment in convertible notes	—	(1,000)
Receipt of deferred consideration	382	—
Net cash used in investing activities	(3,374)	(1,074)

Cash flows of discontinued operations
Net cash used in Medicexchange operating activities	(226)	(633)
Net cash used in discontinued operations	(226)	(633)

Effects of exchange rates on cash and cash equivalents	(466)	1,576
Net change in cash and cash equivalents	(11,596)	(11,381)
Cash and cash equivalents, beginning of period	22,165	38,294
Cash and cash equivalents, end of period	$10,569	$26,913

Non-cash items

In the nine month period ended September 30, 2010 the Company disposed of Medicexchange and other investments.  The consideration for this was $1,136 which has been deferred and is payable in installments through March 31, 2011.  When received, it will be recorded in investing activities.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

1. Organization, basis of presentation and liquidity

The accompanying unaudited condensed consolidated financial statements of MGT Capital Investments, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been included. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2010.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

•                  The Company has a 49% holding in Moneygate Group Limited, a UK based firm of Independent Financial Advisors.

The Company has incurred significant operating losses since inception and has recently commenced generating revenue from operations.  As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $272,679 at September 30, 2010.  The Company’s subsidiary Medicsight is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities.  While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products the Company develops and markets will be accepted by consumers.

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

Hardware — Revenue is derived from the sale of our MedicCO2LON product. This product is an automated CO2 insufflation device, and is generally sold as part of an arrangement that includes a one year warranty. The risk of incurring warranty related expense is mitigated by the warranty contractually agreed with the supplier. The Company will review the risk of warranty liabilities on a regular basis, and will make any and all appropriate provisions accordingly. At the present time, the Company feels that the warranty liability is insignificant and has therefore not made any provision.

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

Research and development

We incur costs in connection with the development of software products that are intended for sale.  Costs incurred prior to technological feasibility being established for the product are expensed as incurred.  Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model.  Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value.  Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.  Amortization commences when the product is available for general release to customers.

We concluded that capitalizing such expenditures on completion of a working model was inappropriate because we did not incur any material software production costs and therefore have decided to expense all research and development costs.  Our research and development costs are comprised of staff, consultancy and other costs expensed on the Medicsight products.

Fair value of financial instruments

On January 1, 2008 the Company adopted certain provisions of FASB ASC 820, Fair Value Measurements and Disclosures, for financial assets and financial liabilities and on January 1, 2009 for non-financial assets and non-financial liabilities.  This establishes a framework for measuring fair value and expands disclosure about fair value measurements.  Applying fair value measurements to our financial instruments requires management’s judgment, especially when using Level 2 and Level 3 inputs.

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

Recent accounting pronouncements

In October 2009 the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, with regards to multiple-deliverable arrangements.  The update is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. We do not expect the adoption of this update to have a material impact on our financial position or results of operations.

In October 2009 the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) Topic 985, Software, with regards to certain revenue arrangements that include software elements.  The update is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. We do not expect the adoption of this update to have a material impact on our financial position or results of operations.

In December 2009 the FASB issued an update to ASC Topic 810, Consolidations, with regards to improvements to financial reporting by enterprises involved with variable interest entities. The adoption of this update on January 1, 2010 has not had a material impact on our financial position or results of operations.

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

In August 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. ASU 2010-21 amends various SEC paragraphs in the FASB Accounting Standards Codifications pursuant to SEC Final Rule, Technical Amendments to Rules, Forms, Schedules

and Codification of Financial Reporting Policies. The Company does not expect the provisions of ASU 2010-21 to have a material effect on the financial position, results of operations or cash flows of the Company.

In August 2010, the FASB issued ASU 2010-22, Accounting for Various Topics. ASU 2010-22 amends various SEC paragraphs in the FASB Accounting Standards Codification based on external comments received and the issuance of Staff Accounting Bulletin (“SAB”) No. 112, which amends or rescinds portions of certain SAB topics. The Company does not expect the provisions of ASU 2010-22 to have a material effect on the financial position, results of operations or cash flows of the Company.

3. Divestment of investments and discontinued activities

On March 31, 2010 the Company sold its stock in Medicexchange and various non-core investments to an unrelated third party in return for consideration of £750 ($1,136).  This consideration is deferred and will be paid in installments through March 2011.  As of September 30, 2010 £250 ($379) had been received. The third payment installment in the original agreement was due on August 30, 2010, without interest. At the request of the third party, and in discussion and negotiation with management, it was agreed that the remaining installments would be modified. The revised agreement now includes the following payment installments; October 30, 2010, £75 ($113); December 15, 2010, £175 ($265); and February 28, 2011, £250 ($379).

The October 30, 2010 payment has been received and the next payment is due on December 15, 2010. As compensation for delaying the third installment payment, the last payment will be received one month earlier than in the original agreement.

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

Before their disposal, Medicexchange Limited and Medicexchange Inc. were consolidated into the MGT Consolidated Financial Statements.  Consideration of $928 was allocated to Medicexchange and MGT recorded a profit on disposal of $149, net of tax. This profit on disposal has been recognized in discontinued operations. In the nine months ended September 30, 2010, discontinued operations contains transactions up to the date of disposal, March 31, 2010. Within this period, Medicexchange attained revenue of $15, operating expenses of $249, and a net loss from operations of $234. In the nine months ended September 30, 2009, Medicexchange attained revenue of $37, operating expenses of $877, and a net loss from operations of $840.

4. Cash and cash equivalents

We invest our cash in short-term deposits with major banks.  At September 30, 2010 we held $10,569 in cash and cash equivalents.

Cash and cash equivalents consist of cash and temporary investments with maturities of 90 days or less when purchased.

Concentrations

The Company maintains its cash and cash equivalents at major financial institutions in Europe.  Cash held in foreign institutions is not insured by the Federal Deposit Insurance Corporation and amounted to $10,569 as of September 30, 2010 and $22,165 as of December 31, 2009.  The Company periodically evaluates the relative credit standing of financial institutions considered in its cash investment strategy.

5. Loans receivable — related party

Moneygate

In Fiscal 2009 we purchased 49% of the share capital of Moneygate Group Limited (“Moneygate”).  Moneygate is a related party as we have significant influence over it and have representation on the board of directors.  On acquisition we provided loan facilities of £250 ($395) for working capital and £2,000 ($3,162) for acquisitions. During the nine months ended September 30, 2010 we allowed a portion of the acquisition facility to be used for working capital as acquisitions have been delayed.

On, August 3, 2010 Moneygate agreed to convert all monies advanced to July 31, 2010, of £1,247 ($1,888) and future monies up to £2,000 ($3,162) in total in to convertible loan notes. On August 3, 2010, MGT Capital Investments Limited, a company incorporated in England and Wales (“MGT UK”), and a wholly owned subsidiary of MGT Capital Investments, Inc., entered into an agreement with an unrelated third party for the sale of its Moneygate convertible loan note of £2,000 ($3,162).

Under the terms of the its agreement with Moneygate, the Company advanced additional working capital funding. At September 30, 2010, £900 ($1,423) had been advanced for working capital and £410 ($648) for acquisitions.  In October 2010, additional funding was advanced to Moneygate and as at October 31, 2010, £1,025 ($1,620) had been advanced for working capital and £460 ($727) for acquisitions.

Under the terms of the convertible note sale discussed above these additional funds would have been sold as part of the convertible loan sale.

On November 18, 2010, the previously executed agreement to sell the Moneygate convertible loan notes of up to £2,000 ($3,162) to a third party was terminated. Concurrent with the termination, the Company amended its convertible loan with Moneygate to remove the convertible feature and fix its amount repayable at £1,485 ($2,305) with no future advances. The amended loan agreement is repayable on or before 2 years from November 18, 2010. The loan will accrue 5% interest per annum and is collateralized by a debenture over the assets of Moneygate.

The Company engaged an outside valuation firm to perform a valuation on the Company’s investment and loan note receivable from Moneygate. This report concluded that on the scenario of Moneygate being unsuccessful in raising adequate finance then the value of the Company’s loan note receivable from Moneygate was £199 ($315). On this basis we have impaired the carrying value of the loan notes receivable to this amount, incurring a charge in the period of $1,711.

Moneygate is classified as a related party because the Company has representation on its board of directors (see note 12).

Dunamis Capital

On September 6, 2010, Medicsight made a short term loan of $1,100 (£696) to Dunamis Capital. This is due to be repaid on December 31, 2010, along with interest of $36 (£23). As of September 30, 2010 interest of $7 (£5) has been accrued. Dunamis is a related party as two directors of Medicsight are also directors of Dunamis Capital (see Note 12).

6. Investments at cost

We account for investments in non-marketable securities under the cost method of accounting where we own less than a 20% interest in each of the companies and we do not have significant influence over the entity.  We continually review each investment to assess for other-than-temporary decreases in value.

Eurindia Limited

In 2000 MGT invested in Eurindia Limited (“Eurindia”), a UK company that invested in IT start-up companies.  MGT had a 6% holding in Eurindia and accounted for this investment on a cost basis.  As of December 31, 2009 this investment had been fully impaired.  On March 31, 2010 we disposed of all of our holding in Eurindia for $1 leading to a gain on sale of $1 (see notes 3 and 7).

XShares Group

In 2007 and 2008 we invested $3,000 in Series C preferred shares of XShares Group, Inc. (“XShares”), an investment advisor that creates, issues and supports exchange traded funds with a particular healthcare specialty.  In the year ended December 31, 2009 the Company also invested $2,000 in XShares convertible notes with a principal of $2,100.  As of December 31, 2009 the equity investment and the convertible notes were fully impaired. On March 31, 2010 we disposed of all of our equity holdings in XShares for $1 and the convertible notes for $1, leading to a gain on sale of $2 (see notes 3 and 7).

HipCricket Inc.

In Fiscal 2007 we invested $2,000 in HipCricket Inc., a company engaged in mobile marketing.  In the year ended December 31, 2009 HipCricket Inc. was delisted from the AIM Market and we accounted for it as an investment held at cost.  As of December 31, 2009 the investment was held at a book value of $224.  On March 31, 2010 we disposed of all of our holdings in HipCricket for $205 resulting in a loss on sale of $19 (see notes 3 and 7).

The following table presents the changes in Level 3 instruments for the nine months ended September 30, 2010.

	January 1, 2010	Sales	Profit / (loss) on sale included in earnings	September 30, 2010	Change in impairment losses relating to instruments still held at September 30, 2010

Eurindia Limited	$—	(1)	1	$—	$—
XShares Group, Inc.	—	(1)	1	—	—
HipCricket Inc.	224	(205)	(19)	—	—
	$224	(207)	(17)	$—	$—

7. Interest and other income / (expense)

We had the following interest and other income amounts from continuing operations:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Loss on sale of HipCricket	$—	$—	$(19)	$—
Gain on sale of XShares convertible notes	—	—	1	—
Gain on sale of XShares equity	—	—	1	—
Gain on sale of Eurindia	—	—	1	—
Impairment Gain / (Loss) on Eurindia	—	38	—	(176)
Impairment Loss on HipCricket	—	—	—	(701)
Impairment Loss on XShares	—	—	—	(230)
Impairment Loss on Moneygate loan receivable	—	—	—	—
Interest income	15	32	66	303
Gain / (Loss) on other marketable securities	—		—	(37)
Other expenses	(50)	—	(50)	—
Currency gain on short term investments	—	401	—	401
Total	$(35)	$471	$—	$(440)

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net loss before non-controlling interest, as reported	$(3,686)	$(3,714)	$(9,491)	$(26,137)
Unrealized foreign exchange gain (loss)	645	(748)	(459)	1,429
Unrealized (loss) on marketable securities	—	(38)	—	—
Comprehensive loss	$(3,041)	$(4,500)	$(9,950)	$(24,708)
Comprehensive loss attributable to non-controlling interest	595	1,393	2,759	3,444
Comprehensive loss attributable to MGT Capital Investments, Inc.	$(2,446)	$(3,107)	$(7,191)	$(21,264)

The total accumulated other comprehensive loss as of September 30, 2010 is the result of net foreign currency translation losses.

9. Reconciliation of Medicsight’s results and US GAAP consolidated results

Medicsight listed on the AIM Market of the London Stock Exchange on June 21, 2007.  AIM listing rules require Medicsight to publish results under International Financial Reporting Standards (“IFRS”) in sterling.

The following is reconciliation between Medicsight’s published financial statements and the US GAAP consolidated results:

	Medicsight plc	Medicsight plc	Medicsight plc	Discontinued operations	Corporate and Other	Total
	(IFRS)	GAAP Adj’ts	(US GAAP)	(US GAAP)	(US GAAP)	(US GAAP)

Nine months ended September 30, 2010
Net revenue to external customers	$388	$—	$388	$—	$—	$388
Operating loss	(5,508)	(359)	(5,867)	—	(1,995)	(7,862)
Assets	$11,873	$—	$11,873	$—	$2,011	$13,884

Nine months ended September 30, 2009
Net revenue to external customers	$146	$—	$146	$—	$—	$146
Operating loss	(10,183)	143	(10,040)	—	(14,817)	(24,857)
Assets	$21,350	$—	$21,350	$—	$2,927	$24,277

The principal GAAP adjustments are the accounting for stock options and cumulative translation adjustments.

The main operations and fixed assets of Medicsight are in the United Kingdom.

10. Stock-based compensation

We have issued stock options from MGT and our principal subsidiary company, Medicsight.

MGT stock option plan

On December 5, 2007 we approved the 2007 MGT stock option plan and granted options for 1,975,000 shares under this plan.  At September 30, 2010 there were 475,000 options outstanding and 316,668 of the options issued were exercisable.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the grant date.

Medicsight stock option plans

We have twelve Stock Option Plans in Medicsight, whose shares were listed on the AIM Market of the London Stock Exchange on September 21, 2007.

Plan A - on February 26, 2003 we approved stock option plan “A” and in the three month period ended March 31, 2003 we granted options for 2,971,000 shares under this plan.  At September 30, 2010 there were no options outstanding.

Plan B - on August 15, 2005 we approved stock option plan “B” and between July 1, 2003 and March 31, 2005 we granted options for 3,420,500 shares under this plan.  At September 30, 2010 there were 150,000 options outstanding, all of which were exercisable.

Plan C - on August 15, 2005 we approved stock option plan “C” and between April 1, 2005 and June 30, 2006 we granted options for 515,000 shares under this plan.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At September 30, 2010 there were 85,000 options outstanding, all of which were exercisable.

Plan D - On July 13, 2006 we approved stock option plan “D” and granted options for 1,375,000 shares under this plan.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At September 30, 2010 there were no options outstanding.

Plan E - on February 22, 2007 we approved and granted options for 5,900,000 shares under stock option plan “E”.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At September 30, 2010 there were 790,000 options outstanding, all of which were exercisable.

Plan F - on May 16, 2007 we approved and subsequently granted options for 350,000 shares under stock option plan “F”.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At September 30, 2010 there were 50,000 options outstanding, all of which were exercisable.

Plan G - on December 18, 2007 we approved and subsequently granted options for 3,025,000 shares under stock option plan “G”.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At September 30, 2010 there were 150,000 options outstanding, 100,000 of which were exercisable.

Plan H - on June 2, 2008 we approved and subsequently granted options for 750,000 shares under stock option plan “H”.  Options under this plan vest in equal one thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At September 30, 2010 there were no options outstanding.

Plan I - on December 16, 2008 we approved and subsequently granted options for 1,805,000 shares under stock option plan “I”. Options under this plan vest in equal one thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At September 30, 2010 108,333 options were outstanding, 41,666 of which were exercisable.

Plan J - on May 14, 2009 we approved and subsequently granted options for 7,848,750 shares under stock option plan “J”.  Options under this plan vest in equal one sixths after employees have been employed for 6, 12, 18, 24, 30 and 36 months from the grant date.  At September 30, 2010 there were 6,838,560 options outstanding, 2,406,251 of which were exercisable.

Plan K - on May 20, 2009 we approved and subsequently granted options for 300,000 shares under stock option plan “K”.  Options under this plan vest in equal one thirds on June 30, 2009, September 30, 2009 and December 31, 2009.  At September 30, 2010 there were 300,000 options outstanding, all of which were exercisable.

Plan L - on January 26, 2010 we approved and subsequently granted options for 100,000 shares under stock option plan “L”.  Options under this plan vest in equal one sixths after employees have been employed for 6, 12, 18, 24, 30 and 36 months from the grant date.  At September 30, 2010 there were 100,000 options outstanding, 16,667 of which were exercisable.

Medicexchange stock option plans

Until March 31, 2010 we had two stock option plans in Medicexchange.  As Medicexchange was divested at this date these plans are no longer part of MGT Capital investments Inc.

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

The following assumptions were used to estimate fair value:

	Nine months ended September 30
	2010	2009

Dividend yield	0%	0%
Expected volatility	88%	105%
Risk-free rate	3.96%	3.89%
Expected life of options	5.9 years	6.75 years

The following table summarizes stock option activity for the nine months ended September 30, 2010:

	Outstanding			Exercisable
	Number of shares	Weighted- average exercise price		Number of shares	Weighted- average exercise price

Outstanding at December 31, 2009	11,503,359	£0.58	$0.92	4,605,890	£0.94	$1.50

Granted	100,000	£0.09	$0.14
Exercised	—	—
Forfeited	(2,156,466)	£1.83	$2.80
Transferred with sale of Medicexchange	(400,000)	£0.63	$0.97

Outstanding at September 30, 2010	9,046,893	£0.29	$0.44	4,256,252	£0.42	$0.64

The following is a summary of the status of the stock options outstanding at September 30, 2010:

	Outstanding options				Exercisable options
	Number	Remaining contractual life (years)	Average exercise price		Number	Average exercise price

MGT Capital Investments, Inc. 2007 Plan	475,000	7.2		$3.69	316,668		$3.69
Medicsight Plan A	—	2.2	£0.75	$1.15	—	£0.75	$1.15
Medicsight Plan B	150,000	3.9	£0.75	$1.15	150,000	£0.75	$1.15
Medicsight Plan C	85,000	5.3	£0.75	$1.15	85,000	£0.75	$1.15
Medicsight Plan D	—	5.8	£0.83	$1.27	—	£0.83	$1.27
Medicsight Plan E	790,000	6.4	£0.50	$0.77	790,000	£0.50	$0.77
Medicsight Plan F	50,000	6.7	£0.75	$1.15	50,000	£0.75	$1.15
Medicsight Plan G	150,000	7.2	£1.10	$1.69	100,000	£1.10	$1.69
Medicsight Plan H	—	7.7	£0.69	$1.06	—	£0.69	$1.06
Medicsight Plan I	108,333	8.3	£0.24	$0.37	41,666	£0.24	$0.37
Medicsight Plan J	6,838,560	8.6	£0.09	$0.14	2,406,251	£0.09	$0.14
Medicsight Plan K	300,000	8.6	£0.10	$0.15	300,000	£0.10	$0.15
Medicsight Plan L	100,000	9.2	£0.09	$0.14	16,667	£0.09	$0.14

On May 14, 2009 we approved Medicsight Plan J. Employees who were employed on May 14, 2009 were given the opportunity to forfeit all their existing options in Plans A through I and, in their place, receive in Plan J 50% of the number of forfeited options.  We accounted for this as a modification of the existing options, specifically a cancel and reissue.  Of the options issued in Plan J 3,032,500 were issued as new options and 4,816,250 were issued as replacements for options cancelled in existing plans. The modification charge for the nine months ended September 30, 2010 was $2. In the nine months ended September 30, 2009 it was $9.

We recorded the following amounts related to stock-based expenses in the Statement of Operations for the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Selling, general and administrative	$(360)	$470	$470	$1,427

Research and development	10	14	45	78

Discontinued operations	—	14	11	22

Total	$(350)	$498	$526	$1,527

Of the $526 and $(350) stock-based expense, in the nine and three months ended September 30, 2010 respectively, $261 and $(76) correspondingly was allocated to the non-controlling interest. The credit in the 3 months ended September 30, 2010 is a result of Tim Paterson-Brown and Allan Rowley forfeiting their MGT Capital Investments Inc. stock options (See note 12). 1,500,000 options were forfeited in total; of these, 1,000,000 options had already vested. The charge for the remaining 500,000 was reversed and amount to $751.

No compensation costs were capitalized.

The aggregate intrinsic value for options outstanding and exercisable at September 30, 2010 was $nil.

A summary of non-vested options at September 30, 2010 and the change during the nine months ended September 30, 2010 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2010	6,897,469	£0.31	$0.49
Granted	100,000	£0.04	$0.07
Vested	(1,450,996)	£0.23	$0.35
Forfeited	(755,832)	£0.81	$1.24
Non-vested at September 30, 2010	4,790,641	£0.25	$0.38

At September 30, 2010 there was $1,403 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the option plans. Non-vested awards are expected to be recognized over a weighted average period of 1.64 years.

11.  Non-controlling interest

The Company has non-controlling investors in Medicsight and, prior to its disposal, in Medicexchange as follows:

	Medicsight	Discontinued operations of Medicexchange	Total

Non-controlling interest at January 1, 2010	$11,150	$254	$11,404
Non-controlling share of (losses)	(2,625)	(14)	(2,639)
Non-controlling share of stock-based expense	258	3	261
Non-controlling share of other comprehensive (loss)	(110)	(10)	(120)
Disposal of Medicexchange	—	(233)	(233)
Non-controlling interest at September 30, 2010	$8,673	$—	$8,673

12.  Related Party Transactions

Accsys Technologies

Tim Paterson-Brown, our Chief Executive Officer, was a non-executive director of Accsys Technologies plc, but resigned from this position on April 6, 2010.  Accsys Technologies plc has a subsidiary company Titan Wood Limited, which rents space in 66 Hammersmith Road.  In the nine month period ended September 30, 2010 and 2009 respectively, £89 ($140) and £117 ($194) of office related costs were recharged to Titan Wood Limited.  At September 30, 2010 there was a balance receivable from Titan Wood Limited of £43 ($68) of which £43 ($68) remains unpaid as of October 30, 2010.  This is payable within 30 days under the terms of the invoice.

Moneygate Group

In Fiscal 2009 we purchased 49% of the share capital of Moneygate Group Limited (“Moneygate”).  Moneygate is a related party as we have significant influence over it and have representation on the board of directors.  On acquisition we provided loan facilities of £250 ($395) for working capital and £2,000 ($3,162) for acquisitions. During the nine months ended September 30, 2010 we allowed a portion of the acquisition facility to be used for working capital as acquisitions have been delayed.

On, August 3, 2010 Moneygate agreed to convert all monies advanced to date £1,247 ($1,888) and future monies up to £2,000 ($3,162) in total in to convertible loan notes. On August 3, 2010 MGT Capital Investments Limited, a company incorporated in England and Wales (“MGT UK”), and a wholly owned subsidiary of MGT Capital Investments, Inc., entered into an agreement with an unrelated third party for the sale of its Moneygate convertible loan note of £2,000 ($3,162).

Under the terms of the its agreement with Moneygate, the Company advanced additional working capital funding. At September 30, 2010, £900 ($1,423) had been advanced for working capital and £410 ($648) for acquisitions.  In October 2010, additional funding was advanced to Moneygate and as at October 31, 2010 £1,025 ($1,620) had been advanced for working capital and £460 ($727) for acquisitions.

Under the terms of the convertible note sale discussed above these additional funds would have been sold as part of the convertible loan sale.

On November 18, 2010, the previously executed agreement to sell the Moneygate convertible loan notes of up to £2,000 ($3,162) to a third party was terminated. Concurrent with the termination the Company amended its convertible loan with Moneygate to remove the convertible feature and fix its amount repayable at £1,485 ($2,305) with no future advances. The amended loan agreement is repayable on or before 2 years after the effective date. The loan will accrue 5% interest per annum and is secured by a debenture over the assets of Moneygate.

The Company engaged an outside valuation firm to perform a valuation on the Company’s investment and loan note receivable from Moneygate. This report concluded that on the scenario of Moneygate being unsuccessful in raising adequate finance then the value of the Company’s loan note receivable from Moneygate was £199 ($315). On this basis we have impaired the carrying value of the loan notes receivable to this amount.

Dunamis

Allan Rowley, Chief Financial Officer of MGT Capital investments Inc. and Chief Executive Officer of Medicsight, along with David Sumner, the Chairman of Medicsight, are both directors of Dunamis Capital. Dunamis Capital (www.dunamis-capital.com) is a United Arab Emirates (UAE) registered company regulated by the Dubai Financial Services Authority (DFSA). Dunamis Capital is provider of global investment banking and private wealth management services to the small and mid-cap enterprises sector and related investment community. Dunamis focuses on the emerging markets spanning the Middle East, North African and South Asian region (Menasa), sub-Saharan Africa and Asia. Dunamis’s head office is located in the UAE, with additional presence in the UK and China. Dunamis is 100% owned by David Sumner and was set up by David with Allan Rowley’s financial consulting assistance as a corporate financing and advisory firm to the Middle East and North African region. On September 6, 2010, Medicsight made a short term loan of $1,100 (£696) to Dunamis Capital which is to be repaid by December 31, 2010, along with $36 (£23) of interest. As of September 30, 2010 interest of $7 (£5) has been accrued. The funds were lent to Dunamis in order to achieve a higher rate of interest than we would have on deposit with a financial institution and also to demonstrate Medicsight’s financial ability to co-invest with a joint venture in the region using one of its UAE subsidiaries. Dunamis Capital has provided the assets of the business as collateral against the loan made by Medicsight.

D4D Limited

Effective July 6, 2010, the Company entered into a service agreement with D4D Limited (a Company that offers Executive Services for small and mid-cap companies).  D4D is owned by Tim Paterson-Brown and Allan Rowley, and pursuant to the agreement, D4D provides the services of Tim Paterson-Brown (as Chairman and Chief Executive Officer) and Allan Rowley (as Chief Financial Officer) to the Company on similar remuneration to the previous employment contracts.  D4D also provides services to other companies.

On executing the contract with D4D Limited on July 6, 2010 Tim Paterson-Brown and Allan Rowley terminated their employment contracts with the Company and forfeited their stock options in MGT Capital investments Inc., but still hold the offices of Chairman and Chief Executive Officer and Chief Financial Officer respectively.  In the three months ending September 30, 2010, MGT Capital Investments paid D4D Limited £110 ($174) in relation to the above service agreement.

13.  Commitments

Lease Commitments and Security Deposit

On August 25, 2006 we executed a 10-year agreement with Pirbright Holdings Limited, to lease 8,787 square feet of office space at the Kensington Centre, 66 Hammersmith Road, London W14 8UD, United Kingdom.  Under this lease agreement our UK property rent, services and related costs are approximately £330 ($522) per annum, paid quarterly in advance.  We have the right to terminate this agreement on the expiry of the fifth year of the lease at the option of the company.  Our annual rent is subject to upward only review on August 24, 2011.

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

The following is a schedule of the future minimum rental payments required under operating leases that have initial or remaining non-cancellable terms in excess of one year:

Year ending December 31,
2010 (remaining three months)	$126
2011	325
2012	25
2013	2
2014	—
Later years	—
Total minimum	$478

The total lease rental expense for the nine months ended September 30, 2010 was £364 ($575) compared to £390 ($601) at September 30, 2009.

Other commitments

In July 2008 we entered into an agreement with a partner to develop interfaces for our software.  We have committed to pay Euros 1,445 ($1,967) over an expected thirty-six month period. As at September 30, 2010 we have paid Euros 845 ($1,150).  These payments will be recovered against future royalty payments, should the products be successfully commercialized.  These payments have been expensed to the income statement and classified as research and development. In August 2010 the agreement was varied to include certain triggers to be achieved before moving onto the next stage of development.

14.  Subsequent Events

On November 19, 2010 MGT Capital Investments, Inc., announced that it has approved the following.  The Company has entered into a Stock Purchase Agreement with Laddcap Value Partners III LP (“Laddcap”).  Pursuant to the terms of the agreement, Laddcap has agreed to purchase 6,500,000 shares of Common Stock of the Company for $1,300,000 or $0.20 per share payable on meeting of the closing conditions.  The Common Stock that Laddcap is purchasing will constitute approximately 16.7% of the issued and outstanding Common Stock of the Company.  In addition, Laddcap will receive a five year warrant to purchase an additional 6,500,000 shares of the company at an exercise price of $0.20 per share. The closing of the Laddcap transaction is subject to regulatory approval.

Effective November 19, 2010, the Company amended its agreement with D4D Limited. The amendment confirms the commitments of MGT Capital Investments post closing of the Laddcap Value Partners III LLC stock purchases agreement.

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

Executive summary

On November 19, 2010 MGT Capital Investments, Inc., announced that it has approved the following.  The Company has entered into a Stock Purchase Agreement with Laddcap Value Partners III LP (“Laddcap”).  Pursuant to the terms of the agreement, Laddcap has agreed to purchase 6,500,000 shares of Common Stock of the Company for $1,300,000 or $0.20 per share.  The Common Stock that Laddcap is purchasing will constitute approximately 16.7% of the issued and outstanding Common Stock of the Company.  In addition, Laddcap will receive a five year warrant to purchase an additional 6,500,000 shares of the company at an exercise price of $0.20 per share. The closing of the Laddcap transaction is subject to regulatory approval.

As of March 31, 2010, following a detailed strategic review we reduced our on-going operating cost base and disposed of our investments in Medicexchange, XShares, Hipcricket and Eurindia. We continue to hold 49% of the equity in Moneygate and following a deed of release for the convertible loan note sale has consolidated our loan position with a new agreement. No further funds will be advanced to Moneygate. In the short term, we will primarily be focusing our cash and resources on our investment holding in Medicsight plc. Medicexchange’s results have been classified as discontinued operations.

The Company achieved the following results in the nine months ended September 30, 2010:

•                              Revenue from license and other sales was $388 compared to $146 in 2009. Gross profit on revenues was $273 compared with $146 in 2009.

•                              other operating expenses, excluding the 2009 impairment of goodwill, decreased 39% to $7,862 compared to $12,846 in 2009.

•                              Net loss attributable to MGT Capital Investments, Inc. decreased 69 % to $6,852 and resulted in a loss per share from continuing operations of $0.20 compared to a net loss of $21,770 and net loss per share from continuing operations of $0.64 in 2009.

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

Operating costs, excluding the goodwill impairment that impacted the consolidated statement of operations in the first quarter of Fiscal 2009, have decreased by 39%.  This was predominantly due to two headcount reductions that Medicsight took in Fiscal 2009, the impact of which is being fully felt in the first nine months of Fiscal 2010.  Together with reduced staff costs, a focus on reducing other expenses has reduced our discretionary spending.

Our investment in Moneygate is accounted for by the equity method, and is currently generating net losses. The investment has been reduced to £199 ($315).

Net loss from Medicexchange amounted to $234, which is accounted for in discontinued operations together with a gain on sale of $149, and will not occur in the future.

The significant reduction in net loss was due to the impairment of $12,157 of goodwill relating to Medicsight in the first quarter of Fiscal 2009.

We have cash and cash equivalents of $10,569 compared to $22,165 as of December 31, 2009.  The decrease is mainly attributable to cash used in operating activities ($7,530) and loans ($2,572) to related parties.

On September 6, 2010, Medicsight made a short term loan of $1,100 (£696) to Dunamis Capital which is to be repaid by December 31, 2010, along with $36 (£23) of interest. As of September 30, 2010 interest of $7 (£5) has been accrued. The funds were lent to Dunamis in order to achieve a higher rate of interest than we would have on deposit with a financial institution and also to demonstrate Medicsight’s financial ability to co-invest with a joint venture in the region using one of its UAE subsidiaries. Dunamis is 100% owned by David Sumner and was set up by David with Allan Rowley’s financial assistance as a corporate financing and advisory firm to the Middle East and North African region. David Sumner is the Chairman of Medicsight and Allan Rowley is the Chief Financial Officer of MGT Capital Investments Inc. and Chief Executive Officer of Medicsight.

The Company engaged an outside valuation firm to perform a valuation on the Company’s investment and loan note receivable from Moneygate. This report concluded that on the scenario of Moneygate being unsuccessful in raising adequate finance then the value of the Company’s loan note receivable from Moneygate was £199 ($315). On this basis we have impaired the carrying value of the loan notes receivable to this amount.

Critical accounting policies and estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The notes to the consolidated financial statements contained in this Quarterly Report describe our significant accounting policies used in the preparation of the consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We continually evaluate our critical accounting policies and estimates.

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

Hardware — Revenue is derived from the sale of our MedicCO2LON product. This product is an automated CO2 insufflation device, and is generally sold as part of an arrangement that includes a one year warranty. The risk of incurring warranty related expense is mitigated by the warranty contractually agreed with the supplier. The company will review the risk of warranty liabilities on a regular basis, and will make any and all appropriate provisions accordingly. At the present time, the company feels that the warranty liability is insignificant and has therefore not made any provision.

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

Fair value of financial instruments

On January 1, 2008 the Company adopted certain provisions of FASB ASC 820, Fair Value Measurements and Disclosures, for financial assets and financial liabilities and on January 1, 2009 for non-financial assets and non-financial liabilities.  This establishes a framework for measuring fair value and expands disclosure about fair value measurements.  Applying fair value measurements to our financial instruments requires management’s judgment, especially when using Level 2 and Level 3 inputs.

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

Recent accounting pronouncements

In October 2009 the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, with regards to multiple-deliverable arrangements.  The update is effective for revenue arrangements entered into on or after June 15, 2010.  We do not expect the adoption of this update to have a material impact on our financial position or results of operations.

In October 2009 the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) Topic 985, Software, with regards to certain revenue arrangements that include software elements.  The update is effective for revenue arrangements entered into on or after June 15, 2010.  We do not expect the adoption of this update to have a material impact on our financial position or results of operations.

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

In August 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. ASU 2010-21 amends various SEC paragraphs in the FASB Accounting Standards Codification pursuant to SEC Final Rule, Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company does not expect the provisions of ASU 2010-21 to have a material effect on the financial position, results of operations or cash flows of the Company.

In August 2010, the FASB issued ASU 2010-22, Accounting for Various Topics. ASU 2010-22 amends various SEC paragraphs in the FASB Accounting Standards Codification based on external comments received and the issuance of Staff Accounting Bulletin (“SAB”) No. 112, which amends or rescinds portions of certain SAB topics. The Company does not expect the provisions of ASU 2010-22 to have a material effect on the financial position, results of operations or cash flows of the Company.

Results of operations

Parent Holding Company operating results

Operating losses in the parent holding company for the nine months ended September 30, 2010, are $1,995 (2009: $14,817). For the three months ended September 30, 2010 are $78 (2009: $1,188). For the nine months end September 30, 2010, the largest items of operating expense are people costs, $677, legal and professional Fees, $716, and insurance, $157. In the period, $1,711 was provided for in relation to the Moneygate loan. These appear below operating loss in the consolidated statement of operations.

Medicsight operating results

	Nine months ended September 30,
	2010	2009

Revenue	$388	$146
Cost of revenue	(115)	—
Selling, general and administration costs	(5,040)	(8,516)
Research and development	(1,100)	(1,670)
Operating expense	(6,140)	(10,186)
Stock-based compensation (included in operating expenses)	(581)	(865)
Operating loss	(5,867)	(10,040)
Interest and other income (expense)	(5)	466

	September 30, 2010	December 31, 2009

Cash	$10,141	$22,709
Net assets	11,062	21,519

In the nine months ended September 30, 2010 sales of our CAD products were flat compared to the comparable period in the prior year.  Licenses have been sold in Europe but we have yet to receive approvals in the USA and Japan, which we consider to be our key markets.

In the nine months ended September 30, 2010 Medicsight launched MedicCO2LON, its insufflator product.  It also signed an agreement with a global medical devices company to distribute MedicCO2LON.  In the nine months ended September 30, 2010, revenue of $215 had been recognized through MedicCO2LON sales.  Cost of revenue for the period was $115.

With regards to regulatory approvals we received a second request for Additional Information (AI) from the FDA in January 2010. After working closely with clinical, statistical and legal advisors, the Company sent a comprehensive response to the FDA on June 2, 2010.  We are in regular dialogue and continue to work closely with our FDA review team. We also work closely with our reviewers at the Japanese Ministry of Health, Labour and Welfare (MHLW).

Our operating expenses have reduced from $10,186 in 2009 to $6,140 in 2010. Due to the delays in receiving regulatory approvals in Japan and the USA, Medicsight’s management made the decision in Fiscal 2009 to reduce headcount and streamline operations, but without jeopardizing longer term research, product development or clinical activities. The effects of these decisions are now being reflected in the statement of operations with a significantly lower cost base.

Research and development is made up of staff, staff related consultancy, stock options and product development software costs expensed on the research and development of Medicsight’s products.  This has decreased compared to the comparative periods in 2009 due to the reduction in headcount.

In the nine months ended September 30, 2010 stock option accounting charges fell as Medicsight employed fewer people than in the same period in the prior year.

Interest and other income reduced as Medicsight’s cash balances were lower than in 2009 due to cash spent in operations.

Other investments

Moneygate

On October 8, 2009 we invested a nominal sum in Moneygate Group Limited (“Moneygate”), a UK based Independent Financial Advisor (“IFA”), and acquired 49% of its share capital.  We also provided a £250 ($395) working capital facility and an acquisition facility of £2,000 ($3,162) facility for acquisitions.  As of December 31, 2009 the working capital facility had been fully drawn down as had £100 ($158) of the acquisition facility in anticipation of a potential acquisition that eventually did not occur.

Moneygate’s business plan is predicated on acquisition-based growth in the fragmented UK IFA market, and we have provided it with the capital to expand.  In the period ended September 30, 2010, Moneygate has completed the acquisition of a small IFA company, thus increasing the number of IFAs employed.  Its management continues to review a number of further potential acquisitions and hopes to complete these in the near future.

In Q2 2010, Moneygate received a verbal offer for financing from a London based finance house, that would provide Moneygate with next round finance.  Based on this verbal offer Moneygate agreed to convert all monies advanced to date £1,247 ($1,888) and future monies up to £2,000 ($3,162) in total in to convertible loan notes. On August 3, 2010 MGT Capital Investments Limited, a company incorporated in England and Wales (“MGT UK”), and a wholly owned subsidiary of MGT Capital Investments, Inc., entered into an agreement with an unrelated third party (who also relied on the verbal assurances of external financing in to Moneygate) for the sale of its Moneygate convertible loan note of £2,000 ($3,162).

Under the terms of the above agreement MGT Capital Investments Limited further advanced working capital funding and as at September 30, 2010, £900 ($1,423) had been advanced for working capital and £410 ($648) for acquisitions.  The additional funds would be offset against the staged payments of the £2,000 ($3,162) loan note sale.

In October 2010, additional funding was advanced to Moneygate and as at October 31, 2010 £1,025 ($1,620) had been advanced for working capital and £460 ($727) for acquisitions.

The London finance house was unable to complete its financing with Moneygate.  The third party had relied on the assurances from the London finance house, and had the legal opinion that the contract had not completed.  In order to avoid the threat of possible legal ramifications and to remove the prospect of the Company continuing to finance Moneygate, on November 18, 2010, the previously executed agreement to sell the Moneygate convertible loan notes of up to £2,000 ($3,162) to a third party was renegotiated. Following deeds of release between MGT Capital Investments Limited and Moneygate; and MGT Capital Investments Limited and the third party; MGT Capital investments Limited extended a loan agreement to Moneygate to fix its amount repayable at £1,485 ($2,305). This loan agreement is repayable on or before 2 years from November 18, 2010. The loan will accrue 5% interest per annum and is secured by a debenture over the assets of Moneygate. No further monies will be advanced to Moneygate.

Moneygate are in the process of a financing, and are at different stages of discussions with a number of potential investors. For the period ended September 30, 2010 the Company impaired the value of the loan receivable to £199 ($315). Should Moneygate be successful in its fund raising, the Company may receive more than the £199 ($315) carrying value amount.

As Moneygate is accounted for by the equity method and is currently generating net losses, Moneygate’s results are not reflected in the Consolidated Statement of Operations or the Consolidated Balance Sheets.

Moneygate is classified as a related party because the Company has representation on its board of directors.

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

As of September 30, 2010 Medicsight’s share price was £0.04 ($0.07) compared to £0.08 ($0.13), as of December 31, 2009.  This valued the holding at £3,655 ($5,778), compared to £6,794 ($10,821) as of December 31, 2009.

Liquidity and capital resources

Working capital information

	September 30, 2010	December 31, 2009
Working capital summary
Cash and cash equivalents	$10,569	$22,165
Current assets	13,116	23,385
Current liabilities	(1,508)	(2,244)
Working capital surplus	$11,608	$21,141
Ratio of current assets to current liabilities	8.7	10.4

	Nine months ended September 30,
	2010	2009
Cash flow summary
Cash (used for) provided by
Operating activities	$(7,530)	$(11,250)
Investing activities	(3,374)	(1,074)
Discontinued operations – operating activities	(226)	(633)
Effects of exchange rates on cash and cash equivalents	(466)	1,576
Net cash flow	$(11,596)	$(11,381)

Our cash and cash equivalents have decreased during 2010 predominantly because of the $7,530 used in operating activities, and loans ($2,572) issued to related parties.  Our net cash used in operating activities differs from net loss predominantly because of various non-cash adjustments such as stock-based compensation and movements in working capital.

Included in investing activities is a further $1,472 advanced to Moneygate, with $1,005 for the working capital facility and $467 for the acquisition facility.

Also included in investing activities is a short term loan made to Dunamis Capital of $1,100 (£696) which will be repaid by December 31, 2010, along with $36 (£23) interest. As of September 30, 2010 interest of $7 (£5) has been accrued. The funds were lent to Dunamis in order to achieve a higher rate of interest than we would have on deposit with a financial institution and also to demonstrate Medicsight’s financial ability to co-invest with a joint venture in the region using one of its United Arab Emirate (UAE) subsidiaries.

Medicexchange was sold during the nine months ended September 30, 2010 and $1,101 of cash was disposed of as part of this transaction, which is included within investing activities. For consideration of this sale along with other assets sold at the same time MGT was due to receive 4 installments totaling £750 ($1,136). As of September 30, 2010 £250 ($382) had been received. The third payment installment in the original agreement was due on August 30, 2010. At the request of the third party, and in discussion and negotiation with management, it was agreed that the remaining installments would be modified. The revised agreement now includes the following payment installments; October 30, 2010, £75 ($113); December 15, 2010, £175 ($265); and February 28, 2011, £250 ($379).

The October 30, 2010 payment has been received and the next payment is due on December 15, 2010. As compensation for delaying the third installment payment, the last payment will be received one month earlier than in the original agreement.

Our ratio of current assets to current liabilities remains strong at 8.7.  This is a result of the $10,569 of cash held in the Company.

Moneygate acquisition facility

Following deeds of release between MGT Capital Investments Limited and Moneygate; and MGT Capital Investments Limited and the third party; MGT Capital investments Limited extended a loan agreement to Moneygate to fix its amount repayable at £1,485 ($2,305). This loan agreement is repayable on or before 2 years after the effective date. The loan will accrue 5% interest per annum and is secured by a debenture over the assets of Moneygate. No further monies will be advanced to Moneygate.

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

Under this lease agreement our UK property rent, services and related costs will be approximately £330 ($522) per annum, paid quarterly in advance.  We have the right to terminate this agreement on the expiration of the fifth year of the lease.  Our annual rent is subject to upward only review on August 24, 2011.  We have two 10-month rent-free periods: the first commencing August 25, 2006; the second commencing August 25, 2011.

We have a satellite office in Tokyo (Japan) with a two year rental agreement.

In July 2008 we entered into an agreement with a partner to develop interfaces for our software.  We have committed to pay Euros 1,445 ($1,967) over an expected thirty-six month period.  As at September 30, 2010 we have paid Euros 845 ($1,150).  These payments will be recovered against future royalty payments, should the products be successfully commercialized.

The following table analyzes our contractual obligations.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years
Operating lease obligations	$478	$126	$350	$2
Purchase obligations	817	817	—	—

Total	$1,295	$943	$350	$2

Recent accounting pronouncements

There are no recent accounting pronouncements that have not yet been adopted that the Company believes may have a material impact on its consolidated financial statements

Item 3.                   Quantitative and qualitative disclosures about market risk

Interest rate risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio.  We place our investments in a mixture of cash deposits and available-for-sale market securities.  A one percent movement in interest rate would result in approximately $106 change in interest income.

We do not have any debt and we do not use derivative financial instruments.

Foreign exchange risk

We are exposed to foreign currency exchange rate fluctuations related to the operation of our international subsidiaries.  Our main operating currency is UK sterling.  We also have a subsidiary operation in Japan that operates in Yen.

Our operating costs in Fiscal 2010 were predominantly in UK sterling; we do not foresee any change in the remainder of 2010.  A ten percent increase or decline in the US dollar exchange rate against all foreign currencies would have created a decrease or increase in our operating costs in the nine months ended September 30, 2010 of approximately $795.

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

Changes in internal control over financial reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                  Legal proceedings

None.

Item 1A.               Risk factors

There has been no material change in the risk factors since the filing of our last annual form 10-K

Item 2.                   Unregistered sales of equity securities and use of proceeds

In the three months ended September 30, 2010 no shares of common stock were issued.

Item 3.                   Defaults upon senior securities

None.

Item 4.                   [Removed and Reserved]

Item 5.                   Other information

Effective July 6, 2010 the Company entered into an agreement with D4D Limited (a Company that offers Executive Services for small and mid-cap companies).  D4D is owned by Tim Paterson-Brown and Allan Rowley, and pursuant to the agreement, D4D provides the services of Tim Paterson-Brown (as Chairman and Chief Executive Officer) and Allan Rowley (as Chief Financial Officer) to the Company on similar remuneration to the previous contracts.  D4D also provides services to other companies.

On executing the Contract with D4D Limited Tim Paterson-Brown and Allan Rowley terminated their employment contracts with the Company and forfeited their stock options in MGT Capital investments Inc., but still hold the offices of Chairman and Chief Executive Officer and Chief Financial Officer respectively.

Effective November 19, 2010, the company amended its agreement with D4D Limited. The amendment confirms the commitments of MGT Capital Investments post-closing of the Laddcap Value Partners III LLC stock purchases agreement.

Item 6.                   Exhibits

10.1	D4D Limited Service Agreement
10.2	D4D Limited Service Agreement Amendment
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT Capital Investments, Inc.

	By:	/s/ TIM PATERSON-BROWN
Tim Paterson-Brown
Chief Executive Officer

	By:	/s/ ALLAN ROWLEY
Allan Rowley
Chief Financial Officer

November 22, 2010