Form 10-K
period 2010-12-31
MGT CAPITAL INVESTMENTS INC
filed 2011-04-15
CIK 1001601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010.

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
(Do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2010, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $6,836,000

The common stock is the registrant’s only class of stock.

As of April 12, 2011 the registrant had outstanding 39,550,590 shares of common stock, $0.001 par value

MGT Capital Investments Inc.
Form 10-K

All financial amounts are in thousands except share and per share data.

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of MGT Capital Investments, Inc. and its consolidated subsidiaries (the “Company”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the rate of market development and acceptance of medical imaging technology and medical hardware devices; the execution of restructuring plans; any statement concerning developments, performance or industry rankings relating to products or services; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the performance of contracts by suppliers, customers and partners; employee management issues; the difficulty of aligning expense levels with revenue changes; and other risks that are described herein, including but not limited to the specific risks areas discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report, and that are otherwise described from time to time in the Company’s periodic disclosure statements and for reports filed with the Securities and Exchange Commission. The Company assumes no obligation and does not intend to update these forward-looking statements.

The Company’s main operating currency is UK sterling (£).

PART I

Item 1	Business

MGT Capital Investments, Inc. (“MGT”, “we”, “us”, “the Group”, “the Company”) is a holding company.  We currently have a controlling interest in Medicsight plc (“Medicsight”).  We also have wholly owned subsidiaries MGT Capital Investments (UK) Limited, MGT Capital Investments Limited and MGT Investments (Gibraltar) Limited.

•
             Medicsight and its wholly owned subsidiaries is a medical technology company focusing on medical imaging software development and medical hardware devices. The Company is listed on the AIM Market of the London Stock Exchange (Ticker symbol “MDST”) and develops and commercializes enterprise-wide Computer-Aided Detection (“CAD”) applications which analyze Computer Tomography (“CT”) scans to assist radiologists in the early detection and measurement of colorectal polyps and lung lesions.  The Company has also developed an automated carbon dioxide (CO2) insufflation device (MedicCO2LON) which it commercializes through a global distributor. Medicsight currently has limited revenue and is awaiting regulatory approvals in key markets.  The Company holds 86 million shares (55%) of the 155 million issued share capital of Medicsight.

•
            At December 31, 2010, the Company also had a 49% holding in Moneygate Group Limited, a United Kingdom (“UK”) based firm of Independent Financial Advisors.  On January 31, 2011, the Company entered into a Sale and Purchase Agreement (the “Purchase Agreement”) with Committed Capital Nominees Limited (“Committed”). Pursuant to the Purchase Agreement, Committed has agreed to purchase from the Company and the Company has agreed to sell to Committed (i) 9,607,843(representing all shares held by the company) shares of Moneygate Group Limited (“Moneygate”) for total consideration of £0.096 ($0.154); and (ii) to novate the benefit of a Facility Agreement dated November 18, 2010, between the Company and Moneygate, for consideration of £250 ($387).

The Purchase Agreement was conditional upon the UK Financial Services Authority having given its written consent to the change of control of Moneygate. The change of control was approved on March 10, 2011, the £50 ($79) held in escrow was received by the Company on March 22, 2011. The remaining consideration of £200 ($308) was received by the Company on March 29, 2011.

Medicsight

Medicsight is an industry leader in the development of Computer-Aided Detection (“CAD”) and image analysis software to assist radiologists in the early detection and diagnosis of disease. The Group’s focus continues to be on developing CAD software applications and related other technologies and products that help clinicians in the early detection of potential colonic polyps when analyzing medical images generated from Computerized Tomography (“CT”) scanners.

Product development

ColonCAD

Medicsight’s core technology is the proprietary ColonCAD™ algorithm that is integrated (using application protocol interface (“API”) technology) into visualization workstations for radiologists to use when reviewing a patient’s colon CT scan data.

The CAD algorithm assists the radiologist as they search for polyps in the CT scan image data.  The radiologist uses the visualization software to review the patient’s CT scan images on the screen and search for polyps (potentially pre-cancerous lesions on the wall of the colon).  After a full review the radiologist then activates the Medicsight ColonCAD™ software - which immediately displays “CAD marks” on the images, drawing the radiologist’s attention to potential polyps and other regions of interest.  The radiologist then assesses each marked region in order to make the final decision as to the presence or absence of a polyp.

Clinical studies have demonstrated that radiologists assisted by Medicsight’s ColonCAD™ technology have a significantly higher sensitivity for the detection of patients with polyps in CT colonography compared to unassisted reading (i.e. traditional reading without the use of ColonCAD™).

Medicsight launched ColonCAD 4.0 in March 2009. This release significantly reduced the number of false-positive CAD marks presented to a radiologist reviewing a patient data set. Medicsight has further developed its ColonCAD technology and on March 24, 2011 released a 64bit version of the software. Further improvements in sensitivity and reduction of false-positive CAD marks remain in development. We hope to be able to release these in the second half of 2011.

Medicsight’s ColonCAD™ has been developed and validated using a large database of CT scans from hospitals around the world and has been assessed in many clinical studies, the results of which have been published in peer-reviewed publications and presented at leading radiology conferences.

MedicCO2LON

In addition to the computer aided detection software applications, Medicsight has developed an automated CO2 insufflation device called MedicCO2LON.

Each patient that has a CT colon scan requires their colon to be insufflated (distended) with either CO2 gas or room air administered prior to the acquisition of their CT colonography images.   MedicCO2LON is designed to provide good quality insufflation, which is essential for the acquisition of high quality images from the CT colonography examination. Without a good quality “insufflated image”, CT images are poor quality and difficult to review by clinicians.

Longer term projects

Some longer term colon related opportunities that we continue to research include:

•           Prone and supine registration technology – currently clinicians review 2 data sets for each patient. This registration project aims to “register” the two data sets, including polyps and regions of interest in to one patient data set – reducing clinical review time.

•           Optical endoscopy – we have a research subsidiary, MedicEndo Limited working with leading London academic and clinical centers, Medicsight is researching the use of CAD and other image analysis technologies in the field of optical endoscopy, with a view to these technologies combining information in real time (i.e. as a clinician examines a patient) from sources of patient data.

•           Other projects in early stages of R&D include prepless and reduced-prep CAD and flat lesion detection.

Intellectual Property

Medicsight continues to develop its intellectual property portfolio to protect the core technology in its CAD and other products.  During 2010 patents were granted in the UK and US covering aspects of Medicsight CAD algorithms (for both Colon and Lung) as well as image processing methods related to the identification of the boundary of lesions. Medicsight currently has 12 patents granted and 29 pending in various territories.

Regulatory approvals and submissions

US Food and Drug Administration clearance

In November 2008 Medicsight submitted the ColonCAD™ 510(k) application to the Food and Drug Administration (“FDA”) for clearance in the United States of America (“USA”).  In December 2008 we received an Additional Information (“AI”) letter from the FDA and submitted our response to the FDA’s enquires in March 2009.

During the summer of 2009 we had a number of informal meetings and discussions with the FDA as they performed their review of our 510(k) submission.

On January 5, 2010 we received our second Additional Information (“AI”) letter from the FDA, in which the FDA requested further technical details regarding the clinical trials and data analyses undertaken in our 510(k) submission. After working closely with the clinical, statistical and legal advisors, the Company sent a comprehensive response to the FDA on June 2, 2010.

Following this response the FDA asked a series of informal questions including a request for additional statistical analysis on the submission data. The Company completed the analysis and responded to the FDA on March 7, 2011. We are currently awaiting feedback from the FDA on the status of the application.

Japanese Ministry of Health, Labour and Welfare

In November 2007 we submitted our MedicRead Colon application to the Ministry of Health, Labour and Welfare (“MHLW”) regulatory authorities in Japan.

During 2009 and 2010 we attended a number of meetings with ministry officials, demonstrated the product, answered specific questions regarding the product application and formally responded to questions from the MHLW.  Following completion of the submission review and quality audit phases the authorities are performing the reliability audit phase of their review and have requested some additional data from the Company in order to complete their review. The Company is in the process of responding to this request. We believe the recent Earthquake in Japan has had no impact on our employees, intellectual property or data. We are unable to assess the impact to the MHLW review process at this time.

Other regulatory territories

In November 2009, we submitted MedicRead 3.0 (our visualization workstation which includes version 4.0 of the Medicsight ColonCAD API) to the Chinese State Food and Drug Administration (“SFDA”) for approval. On October 13, 2010 the application was approved.

On March 25, 2011 version 4.1 of the Medicsight ColonCAD API was CE marked in Europe, which certifies that the product has met European Union health, safety, and environmental standards. On the same day, the Company released the product to its partners for sale in Europe.

MedicCO2LON

In February 2010 our MedicCO2LON automated CO2 insufflation device was CE marked in Europe.

In partnership with our distribution partner MEDRAD Inc. in August 2010 we submitted MedicCO2LON to the Ministry of Health, Labour and Welfare (“MHLW”) regulatory authorities in Japan for approval. We are currently awaiting feedback.

We are currently preparing a submission to the Chinese State Food and Drug Administration (“SFDA”) for approval. In March 2011 we submitted MedicCO2LON to the Therapeutic Goods Administration (“TGA”) in Australia for approval and we are currently awaiting feedback.

Clinical Activity

Medicsight’s Clinical Development team continued their work supported by a network of global medical luminaries.

Scientific presentations of Medicsight’s CAD research were also made at the annual European Congress of Radiology (held in Vienna during March 2010), at the 20th Annual Meeting of the European Society of Gastrointestinal and Abdominal Radiology “ESGAR” (Dresden, Germany, June 2010) and the annual Radiological Society of North America “RSNA” conference (Chicago, USA, December 2010).

Medicsight continued to sponsor of a number of international CT colonography training workshops, including those delivered by leading US proponents of CT colonography, Professor Perry Pickhardt (University of Wisconsin Medical School) and Judy Yee, MD (Associate Professor and Vice Chair of Radiology at the University of California, San Francisco).  Medicsight again supported the bi-annual ESGAR CTC training workshops; held in Amsterdam (Netherlands) and Cascais (Portugal) during 2010.  These workshops train radiologists to interpret CTC images using the latest visualization and CAD technology and are fundamental to the increasing acceptance and implementation of CT colonography and CAD as a routine imaging examination for investigation of the colon.

Commercial progress

Medicsight’s primary route to market is via partnerships with global advance visualization companies, Picture Achieve Communication System (PACS) suppliers and other Own Equipment Manufacturers (“OEM”).

Medicsight currently has partnership agreements with Vital Images Inc., TeraRecon Inc., Viatronix Inc., Toshiba Medical Visualization Systems (previously Barco NV), Infinitt, Ziosoft Inc., Intrasense SAS and Alma IT Systems.

We continue to work closely with our existing partners in order to increase market awareness and drive additional demand for our CAD software. In addition we continue to seek new partners to bring the product to market.

In January 2010 we signed a global distribution agreement for MedicCO2LON with MEDRAD Inc.  The product was CE marked in February 2010 and launched in Europe in March 2010 at the European Congress of Radiology held in Vienna, and has subsequently generated sales.  We work closely with MEDRAD and look forward to additional sales once the product receives regulatory approval in other territories.

Revenue and Growth Strategy

Revenues remain limited and have risen as a result of increased sales of the CAD and MedicCO2LON products— Medicsight recorded revenues of $540 in 2010 compared to $180 in 2009. Medicsight ended 2010 with net assets of $9,478 including $8,256 of cash and short term deposits. At December 31, 2010 all of our liquid assets were held as short term cash balances, mainly in sterling. Post year end, we continue to hold our surplus cash on short term deposit.

The Company anticipates European license sales will continue to increase marginally and MedicCO2LON sales will be higher in 2011 in line with our commercial agreements. The Company is hopeful of an FDA approval being granted following review of its recently filed response to the FDA’s informal questions. Post FDA approval we expect sales to increase.

Competition

The Company’s competitors can be divided into two categories: (a) multidetector computed tomography (“MDCT”) scanner manufacturers such as GE, Hitachi, Philips, Siemens and Toshiba; and (b) independent CAD software providers.

A number of MDCT manufacturers offer CAD solutions that are available in European markets, however currently the only FDA approved CAD solutions are Siemens Lung CAD and iCAD’s VeraLook.

In the CAD vendor market, there are a number of small, independent software providers, which include:

•	im3D (Italy) — have developed a Colon CAD product that is CE marked but not FDA cleared;

•	Median Technologies (France) — have developed a Colon CAD product and a Lung CAD (CAD-lung) — both have been CE marked but do not have FDA clearance;

•	Mevis Medical Solutions AG (Germany) — have a Lung CAD product that is FDA approved; and

•	iCAD Inc. (USA) — have developed a Colon CAD product which is CE marked and FDA approved; and

•	Cadens Imaging (Canada) — have also developed a Colon CAD product which is CE marked and has been submitted to the FDA for approval.

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

Employee Strategy

As of December 31, 2010 the Company and its subsidiaries had 30 employees, all of whom were full-time employees.  Our employees are not part of a union.

Financial Information

Note 17 to the Consolidated Financial Statements provides information on the Company’s segment reporting.

General

MGT was originally incorporated as a Utah corporation in 1977 and was re-incorporated in Delaware in 2000.  At December 31, 2010 the Company’s authorized share capital was 75,000,000 shares of common stock, par value of $0.001.

In January 2007 the Company changed its name from Medicsight Inc. to MGT Capital Investments, Inc.

At April 12, 2011, 39,550,590 shares of our common stock had been issued and all were outstanding.

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

Item 1A                    Risk Factors

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

The market for the Medicsight CAD products may be slower to develop or smaller than estimated or it may be more difficult to build the market than anticipated.  The medical community may resist Medicsight CAD products or be slower to accept them than we anticipate.  Revenues from Medicsight CAD may be delayed or costs may be higher than anticipated which may result in the Company requiring additional funding.  Medicsight’s principal route to market is via commercial distribution partners.  These arrangements are generally non-exclusive and have no guaranteed sales volumes or commitments.  The partners may be slower to sell our products than anticipated.  Any financial, operational or regulatory risks that affect our partners could also affect the sales of our products.  In the current economic environment, hospitals and clinical purchasing budgets that are reliant on external debt finance may result in purchasing decisions being delayed.  If any of these situations were to occur this could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

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

We have incurred significant operating losses since inception and have only recently commenced generating revenues from operations.  As a result, we have generated negative cash flows from operations and have an accumulated deficit as of December 31, 2010.  We are operating in a developing industry based on new technology and our primary source of funds to date has been through the issuance of securities and borrowed funds.  There can be no assurance that management’s efforts will be successful or that the products we develop and market will be accepted by consumers.  If our products are ultimately unsuccessful in the market, this could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

MGT’s corporate structure may make it more difficult or costly to take certain actions.  We conduct our business through: (a) Medicsight, a UK public company which is 55% owned by the MGT Capital Investments, Inc. and through Medicsight’s subsidiaries in the United Kingdom, the USA, Japan and Gibraltar.  Although MGT and Medicsight share some directors and management, they are required to comply with corporate governance and rules applicable to public companies in the United Kingdom and the USA.  Should MGT propose to take any action, such as a transfer or allocation of assets or liabilities between MGT and its subsidiaries, MGT would have to take into consideration the potentially conflicting interests of MGT’s stockholders and the non-controlling stockholders.  This may deter MGT from taking such actions that might otherwise be in the best interest of MGT or cause MGT to incur additional costs in taking such actions.  The subsidiary companies would not be able to pay dividends or make other distributions of profits or assets to MGT without making pro-rata payments or distributions to the respective non-controlling stockholders.  Although neither the subsidiary nor MGT has plans to pay dividends or make distributions to its shareholders, MGT’s corporate structure may deter its subsidiary from doing so in the future.  If at any point we are ultimately unable to resolve any of these conflicts, this could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

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

Securities Market Risks

Our stock price and trading volume may be volatile, which could result in losses for our stockholders.

The equity markets may experience periods of volatility, which could result in highly variable and unpredictable pricing of equity securities. The market price of our common stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition and could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock.  We cannot predict the potential impact of these periods of volatility on the price of our common stock. The Company cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future.

We may not continue to meet the Listing Standards of the NYSE Amex Market

The staff of NYSE Amex has notified the Company that since the Company’s shares have been selling for a substantial period of time at a low price per share, the Company is not in compliance with the NYSE Amex Company Guide’s listing standards for continued listing of the Company’s common stock on the NYSE Amex.  In this regard, the Company shall either effect a reverse split of such shares within a reasonable time after being notified that NYSE deems such action to be appropriate under all the circumstances or take other appropriate action in order to maintain the listing of the Company’s common stock on the NYSE Amex.  The Company intends to call a stockholder meeting to approve a reverse stock split. There is no assurance that if approved by the Company’s stockholders and if effectuated by the Company’s board, that such reverse stock split will bring the Company into compliance with the NYSE Amex’s listing standards.

If our common stock is delisted from the NYSE Amex Market, the Company would be subject to the risks relating to penny stocks.

If our common stock were to be delisted from trading on the NYSE Amex Market and the trading price of the common stock were below $5.00 per share on the date the common stock were delisted, trading in our common stock would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock" and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally institutions. These additional requirements may discourage broker-dealers from effecting transactions in securities that are classified as penny stocks, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell such securities in the secondary market. A penny stock is defined generally as any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

Natural disasters

Impact of Earthquake and Tsunami in Japan

We do not believe that the recent earthquake and tsunami in Japan has had an impact on employees, intellectual property or clinical data; however, the Company is unable to assess the impact to its MHLW review process at this time.

Item 1B                  Unresolved Staff Comments

Not applicable.

Item 2                    Properties

Our principal executive office is located at Kensington Centre, 66 Hammersmith Road, London W14 8UD, United Kingdom where we occupy 8,787 square feet under a lease that expires on August 25, 2016. The Company has exercised its right to terminate, without penalty, the lease upon completion of the fifth year (August 24, 2011) and is currently reviewing alternative properties. We also have an additional satellite office in Japan (occupied by Medicsight) which we do not believe has been impacted by the recent events in Japan.

Our offices are in good condition and are sufficient to conduct our operations.

We do not intend to renovate, improve or develop any properties; however, from time to time we improve leased office space in order to comply with local legislation and to provide an office environment necessary to conduct business in the markets in which we operate. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. We have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3      Legal Proceedings

The Company is not engaged in any material legal proceedings at this time nor are we aware of any pending legal proceedings.

Item 4      (Removed and reserved)

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer’s Purchases of Equity Securities.

Market information

The Company’s common stock is traded on the NYSE AMEX stock exchange (www.nyse.com) under the symbol “MGT”.  The following table sets forth the range of high and low sales prices per share of our common stock for each quarterly period during 2010 and 2009.

	High	Low

2010
Fourth Quarter	$0.29	$0.20
Third Quarter	0.33	0.15
Second Quarter	0.44	0.21
First Quarter	0.37	0.23

2009
Fourth Quarter	0.54	0.30
Third Quarter	0.76	0.27
Second Quarter	0.52	0.28
First Quarter	1.11	0.20

On April 12, 2011 the Company’s common stock closed on the NYSE AMEX US stock exchange at $0.26 per share.

As of April 12, 2011 there were 705 holders of record of the Company’s common stock.

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

Recent sales of unregistered securities

Not applicable.

Item 6     Selected Financial Data.

Not applicable.

Item 7         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive summary

On March 31, 2010, following a detailed strategic review we reduced our on-going operating cost base and disposed of our investments in Medicexchange, XShares, HipCricket and Eurindia. Accordingly, Medicexchange’s results have been classified as discontinued operations.

In Fiscal 2009 we purchased 49% of the share capital of Moneygate Group Limited (“Moneygate”), a UK based firm of Independent Financial Advisors. On acquisition we provided loan facilities of £250 ($398) for working capital and £2,000 ($3,186) for acquisitions.  In the year ended December 31, 2009, the Company advanced a £250 ($398) working capital facility and £100 ($159) as part of a £2,000 ($3,186) acquisition facility to Moneygate, which was all outstanding at the year end. In the year ended December 31, 2010 we allowed a portion of the acquisition facility to be used for working capital as acquisitions had been delayed and Moneygate still required cash to fund its operations.

On August 3, 2010, Moneygate agreed to convert all monies advanced to July 31, 2010 £1,247 ($1,929), and future monies up to £2,000 ($3,094) in total in to convertible loan notes.  At this time, it was agreed that no further interest would be charged on the loan for acquisitions.

Also on August 3, 2010 MGT Capital Investments Limited (“MGT Ltd”), a company incorporated in England and Wales, and a wholly owned subsidiary of MGT Capital Investments, Inc., entered into an agreement with an unrelated third party for the sale of its Moneygate convertible loan note of £2,000 ($3,094). Under the terms of the above agreement MGT Ltd further advanced working capital funding. At November 18, 2010, MGT had advanced £1,025 ($1,586) for working capital and £460 ($712) for acquisitions.  The additional funds were to be offset against the staged payments of the £2,000 ($3,094) loan note sale.

On November 18, 2010 the previously executed agreement to sell the Moneygate convertible loan notes of up to £2,000 ($3,094) to a third party was terminated.  Following deeds of release between MGT Ltd and Moneygate; and MGT Ltd and the third party; MGT Ltd extended a loan agreement to Moneygate to fix its amount repayable at £1,485 ($2,298).  This loan agreement was repayable on or before 2 years after the effective date.  The loan accrued 5% interest per annum was secured by a debenture over the assets of Moneygate.  No further monies were advanced to Moneygate.

Prior to commencing negotiations with Committed Capital Nominees Limited (“Committed”) the Company engaged an outside valuation firm to perform a valuation on the Company’s investment and loan note receivable from Moneygate. This report concluded that on the scenario of Moneygate being unsuccessful in raising adequate finance then the value of the Company’s loan note receivable from Moneygate was £199 ($308). In the third quarter we impaired the carrying value of the loan notes receivable to the amount of the valuation and recorded a related impairment charge of £1,286 ($1,985).

On January 31, 2011, we entered into a Sale and Purchase Agreement with Committed. Pursuant to the Purchase Agreement, Committed has agreed to purchase from the Company and the Company has agreed to sell to Committed (i) 9,607,843(representing all shares held by the company) shares of Moneygate Group Limited (“Moneygate”) for total consideration of £0.096 ($0.154); and (ii) to novate the benefit of a Facility Agreement dated November 18, 2010, between the Company and Moneygate, for consideration of £250 ($387). The Purchase Agreement is conditional upon the UK Financial Services Authority having given its written consent to the change of control of Moneygate. The change of control was approved on March 10, 2011, the £50 ($79) held in escrow was received by the Company on March 22, 2011. The remaining consideration of £200 ($308) was received by the Company on March 29, 2011.

At December 31, 2010, Moneygate is a related party. It was considered that the Company had significant influence over its operations and had representation on the board of directors. Due to this significant influence, we account for it under the equity method. Since the investment was acquired at a nominal value, also its fair value, and has incurred losses since we made our investment, it is recorded in the consolidated financial statements at a value of $nil.

At December 31, 2010 Medicsight’s cash and cash equivalents were $8,256. The Company is hopeful of an FDA approval being granted following review of its recently filed response to the FDA’s informal questions. Post FDA approval the Company expects sales to increase and may seek additional funding.

At December 31, 2010 MGT’s Company only cash and cash equivalents were $178.  Subsequent to the year ended December 31, 2010, MGT received the outstanding funds owed from the sale of investments to Rivera, $370 (£224), and Committed, $387 (£250). On April 12, 2011 the Company entered into a Revolving Line of Credit and Security Agreement with Laddcap Value Partners, LP (“Laddcap”) for up to $500 for a fifteen month term. The Agreement encompasses a standby commitment fee of two (2%) percent of the maximum loan amount along with an eight (8%) percent interest charge on any funds drawn. Laddcap is a related party as the Managing Partner and beneficial owner of LaddCap is a shareholder and interim CEO of MGT.

Management believes that the current level of working capital, receipts from the sale of investments, together with the Revolving Line of Credit and Security Agreement (“Agreement”) with Laddcap Value Partners, LP will be sufficient to allow the Company to maintain its operations into 2012.

On November 19, 2010 the Company announced that its Board of Directors has authorized the distribution by way of dividend of the shares of Medicsight plc that the Company currently owns.  The Medicsight plc shares held by MGT currently constitute approximately 55% of the issued and outstanding shares of Medicsight plc.  The distribution of the shares will be subject to the effectiveness of a registration statement to be filed with the SEC as soon as practicable after the closing of the Laddcap purchase (see below). Subsequent to this announcement, the Board of Directors decided not to make this distribution and to reconsider this investment in connection and evaluation of its strategic options.

On December 9, 2010 the Company entered into an Amended and Restated Securities Purchase Agreement with Laddcap Value Partners, LP (“Laddcap” or “Purchaser”).  Pursuant to the terms of the Purchase Agreement, Laddcap agreed to purchase 6,500,000 shares of Common Stock of the Company for $1,000 (approximately $0.15 per share).  The Common Stock to be purchased by Purchaser, upon issuance, constituted approximately 16.7% of the Company’s issued and outstanding Common Stock (after giving effect to such issuance).  The Purchase Agreement also provided that Tim Paterson-Brown would resign as a director of the Company; Robert Ladd would be appointed to the board to fill the seat created by Mr. Paterson-Brown’s resignation; and Peter Venton, currently a director, would be appointed Chairman of the board.  The closing of the Purchase Agreement and the issuance of the Common Stock were subject to regulatory approval from NYSE AMEX, which was obtained on December 10, 2010.  The closing took place on December 13, 2010.

On December 14, 2010 the Company received $1,000 from Laddcap. A sum of 6,349,793 treasury shares and 150,207 newly issued shares were used to account for the sale.

The Company achieved the following results in the twelve months ended December 31, 2010:

•	Revenue from license and other sales was $540 compared to $180 in 2009. Gross profit on revenues was $424 compared with $180 in 2009.

•	Other operating expenses, excluding the 2009 impairment of goodwill, decreased 26% to $11,757 compared to $15,897 in 2009.

•	Net loss attributable to MGT Capital Investments, Inc. decreased 63% to $9,651 and resulted in a loss per share of $0.29 compared to a net loss of $26,377 and net loss per share of $0.78 in 2009.

Revenue remains limited as we await regulatory approvals in what we consider to be our key markets of the USA and Japan. With regards to regulatory approvals for ColonCAD, we received a second request for Additional Information (AI) from the FDA in January 2010. After working closely with the clinical, statistical and legal advisors, the Company sent a comprehensive response to the FDA on June 2, 2010. Following this response the FDA asked a series of informal questions including a request for additional statistical analysis on the submission data. The Company completed the analysis and responded to the FDA on March 7, 2011. We are currently awaiting feedback from the FDA on the status of the application. In Japan the Ministry of Health, Labour and Welfare (MHLW) regulatory authorities are performing the reliability audit phase of their review and have requested some additional data from the Company in order to complete. The Company is in the process of responding to this request.

Operating costs, excluding the goodwill impairment that impacted the consolidated statement of operations in the first quarter of Fiscal 2009, have decreased by 26%.  This was predominantly due to headcount reductions that Medicsight took in Fiscal 2009, the impact of which is being fully felt in the first half of Fiscal 2010. Due to a change in senior management in the fourth quarter of 2010, a severance accrual has been made for $281. Together with reduced staff costs, a focus on reducing other expenses has reduced our discretionary spending.

Our investment in Moneygate is accounted for by the equity method, and is currently generating net losses. The investment has been reduced to $nil.

Net loss from Medicexchange from January 1, 2010, until disposal at March 31, 2010, amounted to $234, which is accounted for in discontinued operations together with a gain on sale of $149, and will not occur in the future.

The significant reduction in net loss was due to the impairment of $12,157 of goodwill relating to Medicsight in the first quarter of Fiscal 2009.

We have cash and cash equivalents of $8,434 compared to $22,165 as of December 31, 2009.  The decrease is mainly attributable to cash used in operating activities ($10,481).

On September 6, 2010 Medicsight made a short-term loan of $1,100 (£711) to Dunamis Capital DIFC (“Dunamis”), a related party, repayable by December 31, 2010, along with $36 (£23) of interest.  Dunamis paid back the principal of $1,100 (£711) and interest of $48 (£31) on February 6, 2011 and February 10, 2011 respectively.  The funds were lent to Dunamis in order to achieve a higher rate of interest than we would have on deposit with a financial institution and also to demonstrate Medicsight’s financial ability to co-invest with a joint venture in the region using one of its UAE subsidiaries.  Dunamis had provided the assets of the business as collateral against the loan made by Medicsight.

In February 2011 the Company, following consultation with its nominated advisor noted that as a result of Mr Sumner’s relationships (Director of Dunamis and Chairman of Medicsight), the Loan constituted a related party transaction under Rule 13 of the London Stock Exchange AIM Market (“AIM”) Rules for Companies. Rule 13 requires that an AIM company must issue notification without delay as soon as the terms of a transaction with a related party are agreed. The independent directors, having consulted with the Company’s nominated adviser, consider that the terms of the transaction were fair and reasonable insofar as shareholders were concerned. The Board is currently undertaking a full review of the Company’s internal procedures in consultation with the Company’s nominated adviser. The Company is also considering setting up an AIM compliance committee to ensure that the Company is acting in accordance with AIM Rules.

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

Principles of consolidation

The consolidated financial statements include the accounts of our Company plus wholly owned subsidiaries and our majority owned subsidiary Medicsight.  The functional currency of our subsidiary is their local currency, UK sterling (£).  All intercompany transactions and balances have been eliminated.  All foreign currency translation gains and losses arising on consolidation were recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss).   Non-controlling interest represents the minority equity investment in any of the MGT Capital Investments, Inc. group of companies, plus the minorities’ share of the net operating result and other components of equity relating to the non-controlling interest.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers investments with original maturities of three months or less to be cash equivalents.

Revenue Recognition

Medicsight

The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when have persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is probable.

Software — License fee revenue is derived from the licensing of computer software.  Maintenance revenue is derived from software maintenance.  Our software licenses are generally sold as part of an arrangement that includes maintenance and support.

The Company licenses software and sell maintenance through visualization solution partners and original equipment manufacturers.  The Company receives regular sales reporting detailing the number of licenses sold by original equipment manufacturers, value-added resellers and independent distributors (collectively, “Resellers”) to end users.  The Company generally offers terms that require payment 30-45 days from invoicing.

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

Hardware — Revenue is derived from the sale of our MedicCO2LON product. This product is an automated CO2 insufflation device, and is generally sold as part of an arrangement that includes a one year warranty. The risk of incurring warranty related expense is mitigated by the warranty contractually agreed with the supplier. The Company reviews the risk of warranty liabilities on a regular basis, and makes any and all appropriate provisions accordingly. At the present time, the Company feels that the warranty liability is insignificant and has therefore not made any provision.

MedicCO2LON is sold exclusively through our distribution partner MEDRAD Inc.  Revenue is recognized as goods and orders are satisfied and goods are delivered to our distribution partner. The Company generally offers terms which require payments with 30-45 days from invoicing.

Equity-based compensation

The Company recognizes compensation expense for all equity-based payments.  Under fair value recognition provisions, the Company recognizes equity-based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model.  The Black-Scholes option valuation model requires the development of assumptions that are input into the model.  These assumptions are the expected stock volatility, the risk-free interest rate, the option’s expected life and the dividend yield on the underlying stock. Expected volatility is calculated based on the historical volatility of our common stock over the expected option life and other appropriate factors.  Risk-free interest rates are calculated based on continuously compounded risk-free rates for the appropriate term.  The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on our common stock and do not intend to pay dividends on our common stock in the foreseeable future.  The expected forfeiture rate is estimated based on historical experience.

Determining the appropriate fair value model and calculating the fair value of equity-based payment awards require the input of the subjective assumptions described above.  The assumptions used in calculating the fair value of equity-based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management judgment.  As a result, if factors change and the Company uses different assumptions, our equity-based compensation expense could be materially different in the future.  In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest.  If our actual forfeiture rate is materially different from our estimate, the equity-based compensation expense could be significantly different from what the Company has recorded in the current period.

Research and development

The Company incurs costs in connection with the development of software products that are intended for sale. Costs incurred prior to technological feasibility being established for the product are expensed as incurred. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. Amortization commences when the product is available for general release to customers.

The Company concludes that capitalizing such expenditures on completion of a working model was inappropriate because The Company did not incur any material software production costs and therefore have decided to expense all research and development costs.  Our research and development costs are comprised of staff, consultancy and other costs expensed on the Medicsight products.

Fair value of financial instruments

The Company’s financial instruments include cash and cash equivalents, account receivable, accounts payable, and accrued expenses, which are short term in nature. The Company believes the carrying value of these financial instruments reasonably approximates their fair value. The Company also has receivables due from Dunamis (see note 19) that represent a concentration of credit risk.

Investments

Investments in various corporations where our investment is less than 20% of issued share capital are accounted for under the cost method.  Investments where the Company holds between 20% and 50% of issued share capital and the Company has significant influence over the investee are accounted for under the equity method.  Moneygate is accounted for under the equity method.

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

Calculating the estimated fair value of an asset involves significant judgments and a variety of assumptions.  Judgments that the Company makes concerning the value of intangible assets include assessing time and cost involved for development, time to market, and risks of regulatory failure or obsolescence (due to market, environmental or technological advances for example).  For calculating fair value based on discounted cash flows, the Company forecasts future operating results and future cash flows, which include long-term forecasts of revenue growth, gross profits and capital expenditures.

Income taxes

The Company applies the elements of FASB ASC 740-10 “Income Taxes — Overall” regarding accounting for uncertainty in income taxes.  This clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  As of December 31, 2010, the Company did not have any unrecognized tax benefits.  The Company does not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Consolidated Statements of Operations.  There was no interest and penalties for the year ended December 31, 2010 and 2009.  Tax years beginning in 2004 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

The computation of diluted loss per share for 2010 and 2009 excludes all options because they are anti-dilutive.  For the year ended December 31, 2010 there were 13,703,334 options excluded with a weighted average exercise price of $0.20 per share.  For the year ended December 31, 2009 there were 11,503,359 options excluded with a weighted average exercise price of $0.94 per share.

Comprehensive income/(loss)

Comprehensive income/(loss) includes net income/(loss) and items defined as other comprehensive income/(loss).  Items defined as other comprehensive income/(loss), such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities, are separately classified in the consolidated financial statements.  Such items are reported in the consolidated statements of stockholders’ equity as accumulated comprehensive/(loss).

Segment reporting

The Company reports the results of its operating segments.  The Company designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company also discloses information about products and services, geographic areas and major customers.  The Company operates in one main operational segment, Medicsight, a medical imaging and device hardware company, with MGT Capital Investments Inc. providing corporate management services.

Results of Operations

Fiscal Year Ended December 31, 2010 vs. Fiscal Year Ended December 31, 2009

Revenue and margin

The Company has generated revenues of $540 and gross margin of $424 for Fiscal 2010 compared to $180 and $180 for Fiscal 2009.

Medicsight has sold CAD licenses primarily in Europe where it has regulatory approvals.  In the year ended December 31, 2010 sales of our CAD products have increased by 79% to $323 compared to $180 for Fiscal 2009.

In the twelve months ended December 31, 2010 Medicsight launched MedicCO2LON, its insufflator product.  It also signed an agreement with a global medical devices company to distribute MedicCO2LON. In the year ended December 31, 2010, revenue of $217 had been recognized through MedicCO2LON sales.  Cost of revenue for the period was $116.

Operating expenses excluding goodwill impairment

Our operating expenses, excluding the impairment of goodwill, have reduced from $15,897 in 2009 to $11,757 in 2010, a reduction of 26%. Included in the $11,757 are accrued severance, redundancy and related costs of $281 for Tim Paterson-Brown and Allan Rowley.

Due to the delays in receiving regulatory approvals in Japan and the USA Medicsight management made the decision in Fiscal 2009 to reduce headcount and streamline operations, but without jeopardizing longer term research, product development or clinical activities.  The effects of these decisions are now being reflected in the statement of operations with a significantly lower cost base.  The strength of the dollar compared to sterling has also increased operating expenses in dollar terms by $168 (1%).

The Company’s research and development expenses for Fiscal 2010 were $1,576 compared to $1,998 in Fiscal 2009.  This is made up of staff, staff related consultancy, stock options and product development software costs expensed on the research and development of Medicsight’s products.  This has decreased compared to the comparative periods in 2009 due to the reduction in headcount.

The Company’s selling, general and administrative expenses for Fiscal 2010 were $10,181 compared to $13,899 for Fiscal 2009.  Some significant items follow:

Included in the people and people related costs is $281 relating to severance and redundancy pay for Tim Paterson-Brown and Allan Rowley. The underlying cost reduced by 39% to $5,758 compared to $9,416 in Fiscal 2009.

Staff who have left the group have forfeited their stock options, reducing the related charge to $784 in Fiscal 2010 compared to $1,950 in Fiscal 2009.

Our travel and entertainment expense has reduced by $255 (26%) as we continued to reduce discretionary budgets in the year 2010. The reduction is also due to foreign exchange movements as the dollar strengthened further against sterling in the Fiscal 2010.  Similarly, marketing, conferences and public relations reduced by $349 (57%) as part of the same focus on cost reduction.

Other income (expense)

Other income moved from an expense in Fiscal 2009 to an income in Fiscal 2010, due to significant impairments made in the prior year offsetting the interest income. Interest income was lower than in Fiscal 2009, due to lower cash balances available to generate interest. The impairment of the Moneygate loan is shown as a separate line item.

Income Tax

Our effective tax rate for fiscal year 2010 was (3)%.  The difference in the Company’s effective tax rate from the Federal statutory rate is primarily due to a 100% valuation allowance provided for all deferred tax assets.

Net loss and net loss per share

Net loss was $9,651 for Fiscal 2010 compared to a net loss of $26,377 for Fiscal 2009. Net loss per share for Fiscal 2010 was $0.29 (based on weighted average shares outstanding of 32,960,179), compared to $0.81 for Fiscal 2009 (based on weighted average shares outstanding of 32,550,590).

Operational currency

The Company’s main operating currency is UK sterling (£). Medicsight’s results of operations are affected by changes in the $: £ rates used to translate the operational result. For Fiscal 2010 the average rate was $1.5430: £1.00 and for Fiscal 2009 the rate was $1.5651, an increase of 1% in the value of the dollar against sterling.

Operating results by business segment

Parent Holding Company operating results

Operating losses in the parent holding company for the year ended December 31, 2010, are $3,472 (2009: $15,462). The largest items of operating expense are legal and professional fees, $1,700 (2009: $1,667), travel costs, $162 (2009: $222), and redundancy costs, $281 (2009: $3). In the year ended December 31, 2010, a $1,985 (2009: $Nil) impairment charge of the Moneygate loan was recorded after operating loss in the consolidated statement of operations. In the year ended December 31, 2009, a $12,157 (2010: $Nil) impairment charge of goodwill was recorded within operating loss in the consolidated statement of operations.

Medicsight operating results

	2010	2009

Revenue	$540	$180
Cost of revenue	(116)	—
Gross margin	424	180
Operating expenses	8,285	12,592
Research and development (included in operating expenses)	1,576	1,998
Operating loss	(7,861)	(12,412)
Interest and other income	62	721
Depreciation	71	206
Stock based compensation	784	1,082
Cash	8,256	17,058
Net assets	9,478	16,608

In the year ended December 31, 2010 Medicsight has sold CAD licenses primarily in Europe where it has regulatory approvals. Sales of our CAD products have increased by 79% to $323 compared to $180 for Fiscal 2009.

In the year ended December 31, 2010 Medicsight launched MedicCO2LON, its insufflator product.  It also signed an agreement with a global medical devices company to distribute MedicCO2LON. In the year ended December 31, 2010, revenue of $217 had been recognized through MedicCO2LON sales.  Cost of revenue for the period was $116.

With regards to regulatory approvals for ColonCAD, we received a second request for Additional Information (AI) from the FDA in January 2010. After working closely with the clinical, statistical and legal advisors, the Company sent a comprehensive response to the FDA on June 2, 2010. Following this response the FDA asked a series of informal questions including a request for additional statistical analysis on the submission data. The Company completed the analysis and responded to the FDA on March 7, 2011. We are currently awaiting feedback from the FDA on the status of the application. In Japan the Ministry of Health, Labour and Welfare (MHLW) regulatory authorities are performing the reliability audit phase of their review and have requested some additional data from the Company in order to complete. The Company is in the process of responding to this request.

Our operating expenses have reduced from $12,592 in 2009 to $8,285 in 2010. Due to the delays in receiving regulatory approvals in Japan and the USA Medicsight management made the decision in Fiscal 2009 to reduce headcount and streamline operations, but without jeopardizing longer term research, product development or clinical activities. The effects of these decisions are now being reflected in the statement of operations with a significantly lower cost base.

Research and development is made up of staff, staff related consultancy, stock options and product development software costs expensed on the research and development of Medicsight’s products.  This has decreased compared to the comparative periods in 2009 due to the reduction in headcount.

In the year ended December 31, 2010 stock option accounting charges fell as Medicsight employed fewer people than in the same period in the prior year.

Interest and other income reduced as Medicsight’s cash balances were lower than in 2009 due to cash spent in operations.

The following table shows some of Medicsight’s larger expense categories in operating costs.

	2010	2009

Salaries and related costs	$4,088	$5,560
Commercial and marketing	274	617
Travel and accommodation	568	771
Professional fees	779	760

Salaries have reduced between 2010 and 2009, due to significant reduction in staff numbers and a drop in the sterling value during the year.  No bonuses were paid in Fiscal 2010.

Commercial and marketing costs were sharply reduced as we incurred lower costs at trade shows and conferences, in line with our reduced spending.  Similarly, travel and accommodation costs have reduced as fewer members of staff have travelled to conferences as part of our emphasis on reducing costs.

Professional fees have increased due to higher professional and legal costs this year.

Cash and net assets were lower at December 31, 2010 compared to December 31, 2009 predominantly because of cash used in Medicsight’s operations.

Other investments

Moneygate

In Fiscal 2009 we purchased 49% of the share capital of Moneygate Group Limited (“Moneygate”), a UK based firm of Independent Financial Advisors. On acquisition we provided loan facilities of £250 ($398) for working capital and £2,000 ($3,186) for acquisitions.  In the year ended December 31, 2009, the Company advanced a £250 ($398) working capital facility and £100 ($159) as part of a £2,000 ($3,186) acquisition facility to Moneygate, which was all outstanding at the year end. In the year ended December 31, 2010 we allowed a portion of the acquisition facility to be used for working capital as acquisitions had been delayed and Moneygate still required cash to fund its operations.

On August 3, 2010, Moneygate agreed to convert all monies advanced to July 31, 2010 £1,247 ($1,929), and future monies up to £2,000 ($3,094) in total in to convertible loan notes.  At this time, it was agreed that no further interest would be charged on the loan for acquisitions.

Also on August 3, 2010 MGT Capital Investments Limited (“MGT Ltd”), a company incorporated in England and Wales, and a wholly owned subsidiary of MGT Capital Investments, Inc., entered into an agreement with an unrelated third party for the sale of its Moneygate convertible loan note of £2,000 ($3,094). Under the terms of the above agreement MGT Ltd further advanced working capital funding. At November 18, 2010, MGT had advanced £1,025 ($1,586) for working capital and £460 ($712) for acquisitions.  The additional funds were to be offset against the staged payments of the £2,000 ($3,094) loan note sale.

On November 18, 2010 the previously executed agreement to sell the Moneygate convertible loan notes of up to £2,000 ($3,094) to a third party was terminated.  Following deeds of release between MGT Ltd and Moneygate; and MGT Ltd and the third party; MGT Ltd extended a loan agreement to Moneygate to fix its amount repayable at £1,485 ($2,298).  This loan agreement was repayable on or before 2 years after the effective date.  The loan accrued 5% interest per annum was secured by a debenture over the assets of Moneygate.  No further monies were advanced to Moneygate.

Prior to commencing negotiations with Committed Capital Nominees Limited (“Committed”) the Company engaged an outside valuation firm to perform a valuation on the Company’s investment and loan note receivable from Moneygate. This report concluded that on the scenario of Moneygate being unsuccessful in raising adequate finance then the value of the Company’s loan note receivable from Moneygate was £199 ($308). In the third quarter we impaired the carrying value of the loan notes receivable to the amount of the valuation and recorded a related impairment charge of £1,286 ($1,985).

On January 31, 2011, we entered into a Sale and Purchase Agreement with Committed. Pursuant to the Purchase Agreement, Committed has agreed to purchase from the Company and the Company has agreed to sell to Committed (i) 9,607,843(representing all shares held by the company) shares of Moneygate Group Limited (“Moneygate”) for total consideration of £0.096 ($0.154); and (ii) to novate the benefit of a Facility Agreement dated November 18, 2010, between the Company and Moneygate, for consideration of £250 ($387). The Purchase Agreement is conditional upon the UK Financial Services Authority having given its written consent to the change of control of Moneygate. The change of control was approved on March 10, 2011, the £50 ($79) held in escrow was received by the Company on March 22, 2011. The remaining consideration of £200 ($308) was received by the Company on March 29, 2011.

At December 31, 2010, Moneygate is a related party. It was considered that the Company had significant influence over its operations and had representation on the board of directors. Due to this significant influence, we account for it under the equity method as it is not considered a variable interest entity . Since the investment was acquired at a nominal value, also its fair value, and has incurred losses since we made our investment, it is recorded in the consolidated financial statements at a value of $nil.

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

Liquidity and Capital Resources

Working Capital information

	2010	2009
Working capital summary
Cash, cash equivalents and marketable securities	$8,434	22,165
Current assets	10,730	23,385
Current liabilities	(1,550)	(2,244)
Working capital surplus	$9,180	21,141

	2010	2009
Cash flow summary
Cash (used for) provided by
Operating activities	$(10,481)	(14,151)
Investing activities	(3,287)	(1,648)
Financing activities	1,000	—
Discontinued operations	(226)	280
Effects of exchange rates on cash and cash equivalents	(737)	(610)
Net decrease in cash and cash equivalents	$(13,731)	(16,129)

At December 31, 2010 Medicsight’s cash and cash equivalents were $8,256. The Company is hopeful of an FDA approval being granted following review of its recently filed response to the FDA’s informal questions. Post FDA approval the Company expects sales to increase and may seek additional funding.

At December 31, 2010 MGT’s cash and cash equivalents were $178.  Subsequent to the year ended December 31, 2010, MGT received the outstanding funds owed from the sale of investments to Rivera, $370 (£224), and Committed, $387 (£250). On April 12, 2011 the Company entered into a Revolving Line of Credit and Security Agreement with Laddcap Value Partners, LP (“Laddcap”) for up to $500 for a fifteen month term. The Agreement encompasses a standby commitment fee of two (2%) percent of the maximum loan amount along with an eight (8%) percent interest charge on any funds drawn. Laddcap is a related party as the Managing Partner and beneficial owner of LaddCap is a shareholder and interim CEO of MGT.

Management believes that the current level of working capital, receipts from the sale of investments, together with the Revolving Line of Credit and Security Agreement (“Agreement”) with Laddcap Value Partners, LP will be sufficient to allow the Company to maintain its operations into 2012.

Our cash and cash equivalents have decreased during 2010 predominantly because of the $10,481 used in operating activities.  Our net cash used in operating activities differs from net loss predominantly because of various non-cash adjustments such as stock-based compensation and movements in working capital.

Included in investing activities is a further $1,756 (2009: $578) advanced to Moneygate from MGT Capital Investments, Inc. during 2010.

Also included in investing activities is a short term loan made to Dunamis Capital (“Dunamis”) by Medicsight of $1,100 (£711) which was due to be repaid by December 31, 2010, along with $36 (£23) interest. Dunamis paid back the principal of $1,100 (£711) and interest of $48 (£31) on February 6, 2011 and February 10, 2011 respectively.  The funds were lent to Dunamis in order to achieve a higher rate of interest than we would have on deposit with a financial institution and also to demonstrate Medicsight’s financial ability to co-invest with a joint venture in the region using one of its United Arab Emirate (UAE) subsidiaries. Dunamis is a related party as Allan Rowley, former Chief Executive Officer and former Chief Financial Officer of MGT Capital Investments, Inc. and current Chief Executive Officer of Medicsight, along with David Sumner, former Chairman of Medicsight, are both directors of Dunamis Capital.

Medicexchange was sold during the year ended December 31, 2010 and $1,101 of cash was disposed of as part of this transaction, also included within investing activities.  For consideration of this sale along with other assets sold at the same time MGT was due to receive £750 ($1,136).  This consideration is deferred and will be paid in installments through March 2011.  In August 30, 2010, at the request of the third party, and in discussion and negotiation with management, it was agreed that the remaining installments would be modified.  In accordance with this, as of December 31, 2010 £506 ($766) had been received.  The revised agreement now states that the final installment of £244 ($370) was due on February 28, 2011. The final payment was made on March 25, 2011.

Following a Stock Purchase Agreement between MGT Capital Investments, Inc. and Laddcap Value Partners LP, we received $1,000 for the sale of 6,500,000 shares in the Company.

Our ratio of current assets to current liabilities remains strong at 6.7.  This is a result of the $8,434 of cash held in the Company.

Investment in Medicsight

MGT Capital Investments, Inc.’s consolidated financial statements include the results and financial condition of its subsidiary, Medicsight.  MGT Capital Investments, Inc.’s holding in Medicsight is 86,000,000 shares out of Medicsight’s issued share capital of 155,524,904 shares.  As of December 31, 2010 Medicsight’s share price closed at £0.04 ($0.07), valuing the holding at £3,724 ($5,761).

As of April 12, 2011 Medicsight’s share price was £0.04 ($0.06) valuing the Company’s investment at £3,440 ($5,592), using a $:£ exchange rate of 1.6257.  As part of the settlement with D4D the Company transfered 1,250,000 of Medicsight shares to D4D.

Additional capital funding requirements

To date we have primarily financed our operations through private placements of equity securities.  In the future we expect to fund our operations through the issuance of debt and equity securities pending market conditions. In addition the Company entered into a line of credit and is also evaluating all alternatives with respect to its’ investment in Medicsight, which may provide an additional source of liquidity.

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

Under this lease agreement our UK property rent, services and related costs will be approximately £330 ($511) per annum, paid quarterly in advance.  The Company has exercised its right to terminate, without penalty, the lease upon completion of the fifth year (August 24, 2011) and is currently reviewing alternative properties.

We have a satellite office in Tokyo (Japan) with a two year rental agreement which we do not believe has been affected by the recent events in Japan.

In July 2008 we entered into an agreement with a partner to develop interfaces for our software.  We have committed to pay Euros 1,445 ($1,915) over an expected thirty-six month period with the option to terminate the agreement with six months written notice.  At December 31, 2010 we have paid Euros 845 ($1,119).  These payments will be recovered against future royalty payments, should the products be successfully commercialized.  These payments have been expensed to the income statement and classified as research and development.

The following table analyzes our contractual obligations.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years
Operating lease obligations	$352	$324	$28	$—
Purchase obligations	796	796	—	—

Total	$1,148	$1,120	$28	$—

Item 7A	Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 8	Financial Statements and Supplementary Data

See Financial Statements and Schedules attached hereto.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On August 18, 2010 the Audit Committee of the Company’s Board of Directors engaged EisnerAmper LLP to serve as the Company’s new independent registered public accounting firm, after it was notified on August 16, 2010 that Amper, Politziner and Mattia, LLP (“Amper”), an independent registered public accounting firm, would not be able to stand for re-appointment because it combined its practice on that date with that of Eisner LLP (“Eisner”) to form EisnerAmper LLP, an independent registered public accounting firm.  The Company previously filed Form 8-K on August 19, 2010 acknowledging this change.

During the Company’s fiscal year ended December 31, 2009 and through the date we engaged EisnerAmper LLP, the Company did not consult with Eisner regarding any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

The audit report of Amper on the consolidated financial statements of the Company as of and for the year ended December 31, 2009 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audit of the Company’s consolidated financial statements for the fiscal year ended December 31, 2009 and through August 16, 2010, there were (i) no disagreements between the Company and Amper on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Amper, would have caused Amper to make reference to the subject matter of the disagreement in their report on the Company’s financial statements for such year or for any reporting period since the Company’s last fiscal year end and (ii) no reportable events within the meaning set forth in item 304(a)(1)(v) of Regulation S-K.

Item 9A	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

The Company has established controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in our internal control over financial reporting (as described below in “Management’s Annual Report on Internal Control over Financial Reporting”), which we view as an integral part of our disclosure controls and procedures.

(b)	Management’s Annual Report on Internal Control over Financial Reporting

SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require our 2010 Annual Report on Form 10-K to contain management’s report regarding the effectiveness of internal control over financial reporting. As a basis for our report, we tested and evaluated the design, documentation, and operating effectiveness of internal control.

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

Management has evaluated the Company’s internal control over financial reporting as of December 31, 2010. This assessment was based on criteria for effective internal control over financial reporting described in the standards promulgated by the PCAOB and in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management identified material weaknesses in internal control over financial reporting as of December 31, 2010. As such, internal control over financial reporting was not deemed effective as of December 31, 2010.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting at December 31, 2010, we identified the following material weaknesses:

• The Company did not properly identify and track matters requiring shareholder approval and notifications.

This annual report does not include an attestation report of the Company’s independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent public accounting firm pursuant to permanent rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

The Company intends to take the following actions in order to remediate its material weaknesses:

• The Company is currently undertaking a full review of its internal procedures. The Company is also considering setting up a compliance committee to ensure that the Company is acting in accordance with all necessary legal requirements.

(c)	Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting have occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10	Directors, Executive Officers and Corporate Governance.

The following table sets forth the current officers and directors of MGT.

Name	Age	Position

Richard Taney	54	Chairman, Independent Director, Audit and Nomination and Compensation Committee Member
Peter Venton	67	Independent Director, Audit Committee Chairman and Nomination and Compensation Committee Member
Richard W. Cohen	56	Independent Director, Audit and Nomination and Compensation Committee Member
Neal Wyman	58	Independent Director, Audit Committee Member and Nomination and Compensation Committee Chairman
Robert Ladd	52	Director, Interim Chief Executive Officer

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

Richard Taney, was appointed an independent director of the Company on February 2, 2010, and was appointed Chairman of the Company on March 2, 2011. Since October 2010, Mr. Taney has been the President and CEO and a member of the board of directors of PalliaTech, Inc., a medical device and therapeutics company. Mr. Taney currently provides consulting services to Delcath Systems, Inc. (NASDAQ: DCTH), a medical technology company that developed a patented system for the targeted delivery of ultra-high dose chemotherapy to the liver for treatment of a variety of cancers.  From December 2006 until July 2009, Mr. Taney was acting CEO and subsequently CEO and President of Delcath Systems, Inc. Mr. Taney is also the founding member of T2 Capital Management, LLC, an investment management company, and a founding partner of Sandpiper Capital Partners, an investment partnership focused on private equity investments and advisory work for privately held companies involved in a variety of emerging technologies.  In addition to having extensive experience in healthcare, medical technology and financial services, Mr. Taney has spent 20 years advising, institutional and high net worth clients at Salomon Brothers, Goldman Sachs and Banc of America Securities.  He earned a Bachelor of Arts degree from Tufts University and a JD from Temple University School of Law. The board believes that Mr. Taney has the experience, qualifications, attributes and skills necessary to serve as a director because of his years of experience in the medical technology business and finance.

Peter Venton, Order of the British Empire (OBE), was appointed an independent director of the Company and a member of the Audit Committee in November 2004; he was appointed Chairman of the Board on December 13, 2010 and resigned his position as Chairman on March 7, 2011. Mr. Venton has over 30 years’ experience in the computing and telecommunications industry and holds several patents in the sector. He is a former Chief Executive of Plessey Radar and of GEC-Marconi Prime Contracts. Mr. Venton currently serves as the Technical Audit Chairman for the Defence Evaluation & Research Agency and joined the board of Medicsight as an independent director in April 2007.  He was also an independent director of Medicsight between November 2001 and July 2005. The board believes that Mr. Venton has the experience, qualifications, attributes and skills necessary to serve as a director because of his years of experience in business, finance and audit.

Robert Ladd joined the Company on December 13, 2010 as a director. Mr. Ladd was appointed Interim Chief Executive Officer on February 7, 2011, to fill the vacancy caused by the resignation of Allan Rowley as Chief Executive Officer.  Mr. Ladd is the Managing Member of Laddcap Value Advisors, LLC, which serves as the investment manager for various private partnerships, including Laddcap Value Partners LP. Prior to forming his investment partnership in 2003, Mr. Ladd was a Managing Director at Neuberger Berman, a large international money management firm catering to individuals and institutions.  From 1992 through November 2002, Mr. Ladd was a portfolio manager for various high net worth clients of Neuberger Berman. Prior to this experience, Mr. Ladd was a securities analyst at Neuberger from 1988 through 1992. Mr. Ladd is a former Director of InFocus Systems, Inc. (Nasdaq – INFS, 2007 to 2009), and presently serves on the board of Delcath Systems, Inc. (Nasdaq – DCTH, since 2006). Mr. Ladd has earned his designation as a Chartered Financial Analyst (1986). The board believes that Mr. Ladd has the experience, qualifications, attributes and skills necessary to serve as director because of his years of experience in the securities industries.

Richard W. Cohen, for more than the past five years has been President of Lowey Dannenberg Cohen & Hart P.C., a law firm which devotes a substantial amount of its practice to representation of investors in public companies.  Mr. Cohen is admitted to practice in New York and Pennsylvania, and the bars of the U.S. Courts of Appeals for the 1st, 2nd, 3rd, 6th and 11th Circuits; the U.S. District Courts for the Southern and Eastern Districts of New York, the Eastern District of Michigan and the Eastern District of Pennsylvania.  Mr. Cohen is a Graduate of Georgetown University (A.B. 1977) and the New York University School of Law (J.D. 1980). The board believes that Mr. Cohen has the experience, qualifications, attributes and skills necessary to serve as director because of his years of representing investors in public companies and his expertise with corporate governance matters.

Neal Wyman trained as a Chartered Accountant with Coopers and Lybrand before moving to KPMG where he worked in the Far East. He moved into the recruitment industry in London specializing in financial services, gaining experience with a diverse range of clients. He entered executive search in 1981, initially specializing in the financial services industry before broadening into general appointments and professional services. He now focuses on general management, finance and non-executive appointments in both private and quoted companies, with particular focus on venture capital. He is a graduate of the London School of Economics. Mr. Wyman was appointed an independent director of the Company and a member of the Audit Committee in November 2004.  The board believes that Mr. Wyman has the experience, qualifications, attributes and skills necessary to serve as a director because of his years of experience in finance and business.

Arrangements relative to Appointment as Director

Under an Amended and Restated Securities Purchase Agreement dated December 9, 2010 (the “Purchase Agreement”) between the Company and Laddcap Value Partners, LP (the “Purchaser”), the Purchaser agreed to purchase 6,500,000 shares of the Company’s Common Stock for $1,000. The Company agreed to appoint Robert Ladd, as a director to fill the vacancy caused by the resignation of Tim Paterson-Brown. The transactions contemplated by the Purchase Agreement closed on December 13, 2010. Mr. Ladd is the managing member of the general partner of Laddcap Value Partners, LP.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to any director, director nominee or executive officer:

(1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities;

(4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated;

(5) being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)	any federal or state securities or commodities law or regulation;

(ii)
any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member. (covering stock, commodities or derivatives exchanges, or other SROs).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, its executive officers, and any persons holding more than five percent of the Company’s common stock are required to report their initial ownership of the Company’s common stock and any subsequent changes in that ownership to the Securities and Exchange Commission (the “Commission”).  Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates.  The Company can report that there were no delinquent filings in Fiscal 2010.

Audit Committee and Audit Committee Financial Expert

On November 25, 2004 the Company’s Board of Directors established an Audit Committee to carry out its audit functions.  At December 31, 2010 the membership of the Audit Committee was Peter Venton as Chairman and Neal Wyman as member. Richard Taney and Richard Cohen became members of the Audit Committee on March 7, 2011.

The Company’s Board of Directors has determined that Peter Venton, an independent director, is the audit committee financial expert, as defined in Regulation S-K promulgated under the Securities and Exchange Act of 1934, serving on its audit committee.

Item 11	Executive Compensation.

Summary Compensation Table

The following table summarizes Fiscal Years 2010 and 2009 compensation for services in all capacities of the Company’s named executive officers and other individuals:

Name Principal Position	Year	Salary	Bonus	Option awards (5)	All other compensation	Total compensation

Tim Paterson-Brown (1)	2010	$397	$—	$130	$—	$527
Chairman and CEO	2009	$376	$—	$7	$—	$383

Allan Rowley (2)	2010	$309	$—	$61	$—	$370
CFO and CEO, Medicsight plc	2009	$292	$—	$176	$—	$468

Troy Robinson (3)	2010	$185	$—	$74	$—	$259
CFO and CFO, Medicsight plc	2009	$141	$—	$19	$—	$160

David Sumner (4)	2010	$283	$—	$—	$—	$283
Executive Chairman, Medicsight plc	2009	$313	$—	$150	$—	$463

Kenichi Nakagawa	2010	$239	$—	$9	$—	$248
Managing Director, Medicsight Japan	2009	$232	$—	$—	$—	$232

(1)
Tim Paterson-Brown was appointed Chief Executive Officer on September 21, 2004 and Chairman on June 21, 2007.  Mr. Paterson-Brown was appointed Executive Chairman of Medicsight plc on November 30, 2010.  Mr. Paterson-Brown resigned as Chief Executive Officer and Chairman on December 13, 2010. Mr. Paterson-Brown resigned as Executive Chairman of Medicsight plc on February 18, 2011.

(2)
Allan Rowley was appointed Chief Financial Officer on August 4, 2006.  Mr. Rowley resigned his position as Chief Financial Officer and was appointed Chief Executive Officer on December 13, 2010. Mr. Rowley resigned his position as Chief Executive Officer on February 7, 2011.

(3)	Troy Robinson was appointed Chief Financial Officer on December 13, 2010 having previously served as Group Controller. Mr. Robinson resigned on March 8, 2011.
(4)	David Sumner resigned as Executive Chairman of Medicsight plc on November 23, 2010.
(5)	This column discloses the dollar amount of the aggregate grant date fair value of options granted in the year.

Robert Ladd joined the Board of Directors on December 13, 2010 as an independent director. On February 7, 2011 he was appointed Interim Chief Executive Officer and a salary of $240 has been agreed.

Outstanding Equity Awards at December 31, 2010

Name		Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised unearned options	Option exercise price	Option expiry dates

Tim Paterson-Brown

Medicsight plc	Plan J	437,500	437,500	£0.09 ($0.13)	May 14, 2019
Medicsight plc	Plan M	—	2,125,000	£0.05 ($0.08)	December 13, 2020

Allan Rowley

Medicsight plc	Plan J	1,000,000	1,000,000	£0.09 ($0.13)	May 14, 2019
Medicsight plc	Plan M	—	1,000,000	£0.05 ($0.08)	December 13, 2020

Troy Robinson

Medicsight plc	Plan J	150,000	150,000	£0.09 ($0.13)	May 14, 2019
Medicsight plc	Plan M	—	1,200,000	£0.05 ($0.08)	December 13, 2020

David Sumner

Medicsight plc	Plan J	1,000,000	1,000,000	£0.09 ($0.13)	May 14, 2019

Kenichi Nakagawa

Medicsight plc	Plan J	100,000	100,000	£0.09 ($0.13)	May 14, 2019
Medicsight plc	Plan M	—	150,000	£0.05 ($0.08)	December 13, 2020

Grants of plan-based awards

Name	Option grant dates	Number of options	Option exercise price	Grant date fair value (2)

Tim Paterson-Brown

Medicsight plc	May 14, 2009 (1)	875,000	£0.09 ($0.13)	$468
Medicsight plc	December 13, 2010 (1)	2,125,000	£0.05 ($0.08)	$130

Allan Rowley

Medicsight plc	May 14, 2009 (1)	2,000,000	£0.09 ($0.13)	$475
Medicsight plc	December 13, 2010 (1)	1,000,000	£0.05 ($0.08)	$61

Troy Robinson

Medicsight plc	May 14, 2009 (1)	300,000	£0.09 ($0.13)	$123
Medicsight plc	December 13, 2010 (1)	1,200,000	£0.05 ($0.08)	$63

David Sumner

Medicsight plc	May 14, 2009 (1)	2,000,000	£0.09 ($0.13)	$534

Kenichi Nakagawa

Medicsight plc	May 14, 2009 (1)	200,000	£0.09 ($0.13)	$79
Medicsight plc	December 13, 2010 (1)	150,000	£0.05 ($0.08)	$80

(1)        One-sixth of options vest every six months after the grant date
(2)        We estimate grant date fair value using the Black-Scholes option pricing model

Discussion of Summary Compensation and Grant of Plan Based Award Tables.

Employment agreements

Pursuant to their original employment agreements with MGT Capital Investments Inc., Tim Paterson-Brown and Allan Rowley received an annual salary of $397 (£260) and $309 (£200) respectively, plus a bonus each year as determined by our Board of Directors based on attainment of performance goals conveyed to the employee.  Tim-Paterson Brown was on 12 months’ notice to the Company and 36 months’ notice from the Company.  Allan Rowley was on 6 months’ notice to the Company and 24 months’ notice from the Company.  Under the contract for services dated July 29, 2010 between the Company and D4D Limited (the “D4D Agreement”), D4D Limited agreed to provide the services of Messrs. Paterson-Brown and Rowley for similar compensation.  In light of Tim Paterson-Brown’s resignations of all his positions with the Company on December 13, 2010, he became entitled to receive his base compensation until July 29, 2013. In light of Allan Rowley’s resignations from MGT on February 7, 2011, he became entitled to receive his base compensation until July 29, 2013.

Potential Payments on Termination or Change in Control

The Company may immediately terminate the employment of any named officer for gross misconduct.  Subject to the foregoing, Allan Rowley would have been entitled to payment of his base compensation under the D4D Agreement until July 29, 2013 if he resigned or was terminated by the Company.  Both Tim Paterson-Brown and Allan Rowley had change in control provisions under the D4D Agreement.  Upon the occurrence of a specified change in control event, each of Tim Paterson-Brown and Allan Rowley would have been entitled to an immediate payment of the remainder of the applicable base compensation that would otherwise be due under the D4D Agreement. On April 12, 2011, the agreement with D4D was renogiated and  a settlement agreement between MGT Capital Investments Inc. and D4D, Tim Paterson-Brown and Allan Rowley was executed and delivered. Under the settlement agreement, the following payments and assignments have been agreed to be made by the Company to D4D: £110 ($170) settlement fee, £80 ($124) recoverable local taxes, £17 ($25) estimated legal expense and the assignment of 1,250,000 shares of MDST common stock held by the Company to D4D valued at $84 at December 31, 2010. The parties, upon the terms and subject to the conditions of the settlement agreement and to the extent permitted by law, settled all claims arising out of the D4D Agreement and the respective directorships and employment arrangements with the Company and certain of its affiliates.

Director Compensation for 2010

Name	Fees Earned or Paid in Cash (1)	Option Awards	All Other Compensation	Total

Neal Wyman	$65	$—	$—	$65
Dr L. Peter Fielding	$8	$—	$—	$8
Peter Venton (2)	$111	$—	$—	$111
Sir Christopher Paine	$20	$—	$—	$20
Dr Allan Miller	$5	$—	$—	$5

(1)
As employees of the Company, Tim Paterson-Brown, the Chairman and Chief Executive Officer, and Allan Rowley, the Company’s Chief Financial Officer, received no directors’ fees from the Company during 2010 and are therefore not included in the table.

(2)	Includes fees for services to the Company and to Medicsight plc.

All Directors are reimbursed for their out-of-pocket expenses incurred in connection with the performance of Board duties.

Director Compensation for 2009

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

Independent Director Compensation

Each independent director receives annual compensation of $20.  Members of the audit committee and/or remuneration committee receive an extra $10 for each committee they serve on.  In fiscal 2010 Peter Venton and Neil Wyman also served on a special committee and received compensation of $25. For the fiscal year 2011, the Company does not propose any change in fees for its independent directors.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of March 25, 2011:

☐	each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock;

☐	each person serving as a director, a nominee for director, or executive officer of the Company; and

☐	all executive officers and directors of the Company as a group.

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

Percentage beneficially owned is based upon 39,550,590 shares of common stock issued and outstanding as of April 12, 2011.

Name and address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Common Equity Beneficially Owned

5% Beneficial Owners

Directors and Officers
Robert Ladd	8,484,012	(1)	21.7%
Neal Wyman	100,000	**	—	*
Peter Venton	116,666	**		*
Richard Taney	100,000	**	—	*
Richard W. Cohen	100,000	**	—	*
Tim Paterson-Brown (2)	2,000,000		5.1%
Allan Rowley (3)	—		—
Troy Robinson (4)	—		—

Total Officers and Directors as a Group (8 persons)	10,900,678		26.8%

   * Less than 1%.
    ** On March 7, 2011, the Board approved the issuance of 100,000 restricted shares of common stock, vesting one-third each six months from date of issue, to each of Messrs. Wyman, Venton, Taney, and Cohen. The unvested shares are subject to forfeiture if the applicable director is not a director of the Company at the time the restricted shares are to vest.

 Addresses for the above directors and officers are care of the Company at Kensington Centre, 66 Hammersmith Road, London W14 8UD, United Kingdom.

(1)
Mr. Ladd owns 500,000 shares of Common Stock directly.  Mr. Ladd may also be deemed to be the beneficial owner of an additional 7,984,012 shares of Common Stock held by Laddcap Value Partners L.P., a Delaware limited partnership (the “Partnership”), by virtue of his ability to vote or control the vote or dispose or control the disposition of the shares of Common Stock held by the Partnership through his position as managing member of Laddcap Value Associates, LLC and Laddcap Value Advisors, LLC, each a Delaware limited liability company that serves as the general partner and investment advisor of the Partnership, respectively.

(2)	Mr. Paterson-Brown resigned on December 13, 2010.
(3)	Mr. Rowley resigned on February 7, 2011.
(4)	Mr. Robinson resigned on March 8, 2011.

Item 13	Certain Relationships and Related Transactions and Director Independence.

Accsys Technologies

Tim Paterson-Brown, our former Chairman and Chief Executive Officer, was a non-executive director of Accsys Technologies plc, but resigned from this position on April 6, 2010.  Accsys Technologies plc has a subsidiary company Titan Wood Limited, which rents space in 66 Hammersmith Road.  During the year ended December 31, 2010 and 2009 respectively, £126 ($195) and £108 ($168) of office related costs were recharged to Titan Wood Limited.  At December 31, 2010 there was a balance receivable from Titan Wood Limited of £29 ($45) of which £nil ($nil) remains unpaid as of April 12, 2010.  This is payable within 30 days under the terms of the invoice.

Moneygate Group

In Fiscal 2009 we purchased 49% of the share capital of Moneygate Group Limited (“Moneygate”), a UK based firm of Independent Financial Advisors. On acquisition we provided loan facilities of £250 ($398) for working capital and £2,000 ($3,186) for acquisitions.  In the year ended December 31, 2009, the Company advanced a £250 ($398) working capital facility and £100 ($159) as part of a £2,000 ($3,186) acquisition facility to Moneygate, which was all outstanding at the year end. In the year ended December 31, 2010 we allowed a portion of the acquisition facility to be used for working capital as acquisitions had been delayed and Moneygate still required cash to fund its operations.

At December 31, 2010, Moneygate is a related party. It was considered that the Company had significant influence over its operations and had representation on the board of directors. Due to this significant influence, we account for it under the equity method (see note 8). Since the investment was acquired at a nominal value, also its fair value, and has incurred losses since we made our investment, it is recorded in the consolidated financial statements at a value of $nil at December 31, 2010 and 2009.

On January 31, 2011, we entered into a Sale and Purchase Agreement with Committed. Pursuant to the Purchase Agreement, Committed has agreed to purchase from the Company and the Company has agreed to sell to Committed (i) 9,607,843(representing all shares held by the company) shares of Moneygate Group Limited (“Moneygate”) for total consideration of £0.096 ($0.154);  and (ii) to novate the benefit of a Facility Agreement dated November 18, 2010, between the Company and Moneygate, for consideration of £250 ($387). The Purchase Agreement is conditional upon the UK Financial Services Authority having given its written consent to the change of control of Moneygate. The change of control was approved on March 10, 2011, the £50 ($79) held in escrow was received by the Company on March 22, 2011. The remaining consideration of £200 ($308) was received by the Company on March 29, 2011.

Dunamis Capital

Allan Rowley, former Chief Executive Officer and former Chief Financial Officer of MGT Capital Investments, Inc. and current Chief Executive Officer of Medicsight, along with David Sumner, former Chairman of Medicsight, are both directors of Dunamis Capital (“Dunamis”) (www.dunamis-capital.com). Dunamis is a United Arab Emirates (UAE) registered company regulated by the Dubai Financial Services Authority (DFSA). Dunamis is 100% owned by David Sumner and was set up, by David with Allan Rowley’s financial consulting assistance, as a corporate financing and advisory firm. On September 6, 2010 Medicsight made a short-term loan of $1,100 (£711) to Dunamis.

In February 2011 the Company, following consultation with its nominated advisor noted that as a result of Mr Sumner’s relationships with both Dunamis and Medicsight, the Loan constituted a related party transaction under Rule 13 of the London Stock Exchange AIM Market (“AIM”) Rules for Companies. Rule 13 requires that an AIM company must issue notification without delay as soon as the terms of a transaction with a related party are agreed. The independent directors, having consulted with the Company’s nominated adviser, consider that the terms of the transaction were fair and reasonable insofar as shareholders were concerned. The Board is currently undertaking a full review of the Company’s internal procedures in consultation with the Company’s nominated adviser. The Company is also considering setting up an AIM compliance committee to ensure that the Company is acting in accordance with AIM Rules.

D4D Limited

Effective July 6, 2010, the Company entered into a service agreement with D4D Limited (“D4D”), a company that offers Executive Services for small and mid-cap companies.  D4D is owned by Tim Paterson-Brown and Allan Rowley, and pursuant to the agreement, provided the services of Chairman, Chief Executive Officer and Chief Financial Officer to the Company. The D4D service agreement provided the services of Tim Paterson-Brown and Allan Rowley on similar remuneration to their previous employment contracts with MGT.

On executing the contract with D4D on July 29, 2010, Tim Paterson-Brown and Allan Rowley terminated their employment contracts with MGT Capital Investments, Inc., but still held the offices of Chairman and Chief Executive Officer and Chief Financial Officer, respectively.

On December 13, 2010 Tim Paterson-Brown resigned as Chairman and Chief Executive Officer of MGT Capital Investments Inc. Effective December 13, 2010 and following the resignation of David Sumner on November 23, 2010, Tim Paterson-Brown became Chairman of Medicsight, the Company’s significant subsidiary. As such, an agreement between Medicsight and D4D was entered into for the provision of the services of an Executive Chairman. On February 18, 2011, Tim Paterson-Brown subsequently resigned as Chairman of Medicsight and was entitled to receive, and has been paid in the year ended December 31, 2011, a severance amount of $223 (£144).

On December 13, 2010 Allan Rowley resigned as Chief Financial Officer and took up office of Chief Executive Officer for MGT. Subsequently, Mr. Rowley resigned on February 7, 2011, to focus on the operations of Medicsight and currently holds the position of Chief Executive Officer of Medicsight.

On April 12, 2011, the agreement with D4D was renegotiated and  a settlement agreement between MGT Capital Investments Inc. and D4D, Tim Paterson-Brown and Allan Rowley was executed and delivered. Under the settlement agreement, the following payments and assignments have been agreed to be made by the Company to D4D: £110 ($170) settlement fee, £80 ($124) recoverable local taxes, £17 ($25) estimated legal expense and the assignment of 1,250,000 shares of MDST common stock held by the Company to D4D valued at $84 at December 31, 2010. The parties, upon the terms and subject to the conditions of the settlement agreement and to the extent permitted by law, settled all claims arising out of the D4D Agreement and the respective directorships and employment arrangements with the Company and certain of its affiliates. The Company has accrued the outstanding severance amount of $281 (see note 10).

During the year ended December 31, 2010, MGT and Medicsight made payments to D4D totaling $511 and $31 respectively

Asia IT Capital Investments Ltd

A director of Asia IT is a brother of Tim Paterson-Brown (our former Chairman and former Chief Executive Officer).  In addition to the loan facilities made available by Asia IT to the Company and Medicsight plc, Asia IT received commissions on shares issuances and transactions in Fiscal 2007, 2006 and 2005.

During the year ended December 31, 2009 the Company placed monies on deposit with Asia IT. These monies earned interest at an annual rate of 3%. The funds were on call at any time. At December 31, 2009 the balance of monies on deposit with Asia IT was $992 which included $32 of interest income earned in the year ended December 31, 2009. No such amounts were on deposit with Asia IT as of December 31, 2010.

MGT has made various investments in XShares Group LLC (“XShares”); MGT was introduced to XShares by Asia IT.  In December 31, 2007 the Company invested $960 in XShares.  During the year ended December 31, 2008 the Company acquired shares valued at $2,040 in XShares and the combined investment was impaired to $600.  During the year ended December 31, 2009 the Company invested $2,000 in convertible notes with a principal of $2,100 in XShares Group LLC.  These notes and the investment were fully impaired in the year ended December 31, 2009.  For part of the year ended December 31, 2009 Tim Paterson-Brown was a director of XShares.  In Fiscal 2009 the equity investment, convertible notes and accrued interest were fully impaired. The investment in XShares was subsequently sold in March 2010.

In the year ended December 31, 2007 the Company invested $2,000 in HipCricket Inc. MGT was introduced to HipCricket Inc. by Asia IT Limited and a brother of Tim Paterson-Brown is a non-executive director of HipCricket Inc.  In Fiscal 2008 and 2009 the investment in HipCricket was impaired with a new carrying value of $224. The investment in HipCricket was subsequently sold in March 2010.

Director independence

Each of the Company’s independent directors: Richard Taney, Richard Cohen, Neal Wyman and Peter Venton are considered independent under Section 803A of the NYSE AMEX stock exchange rules to which the Company must comply.

Item 14	Principal Accounting Fees and Services.

Fees for independent registered public accounting firm for 2010 and 2009
Set forth below are the aggregate fees billed for each of the last two fiscal years ended December 31, 2010 and December 31, 2009 for services rendered by EisnerAmper LLP and Amper, Politziner & Mattia, LLP.

	2010	2009

Audit fees	$175	$240

Audit-related fees	-	-

Total Audit & Audit-related fees	$175	$240

Tax fees	$42	$80

All other fees	-	-

Total fees	$217	$320

On August 18, 2010 the Audit Committee of the Company’s Board of Directors engaged EisnerAmper LLP to serve as the Company’s new independent registered public accounting firm, after it was notified on August 16, 2010 that Amper, Politziner and Mattia, LLP, an independent registered public accounting firm, would not be able to stand for re-appointment because it combined its practice on that date with that of Eisner LLP to form EisnerAmper LLP, an independent registered public accounting firm.  The Company previously filed Form 8-K on August 19, 2010 acknowledging this change.

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10-Q.  During 2010 and 2009, we incurred audit fees with Amper, Politziner, & Mattia, LLP in the amount of $25 and $240, respectively.  During 2010 and 2009, we incurred audit fees with EisnerAmper LLP in the amount of $150 and $0, respectively.

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice. During 2010 and 2009, we incurred tax fees with Amper, Politziner, & Mattia, LLP in the amount of $9 and $80, respectively. During 2010 and 2009, we incurred audit fees with EisnerAmper LLP in the amount of $33 and $0, respectively.

The Audit Committee pre-approved all Audit-related fees. After considering the provision of services encompassed within the above disclosures about fees, the Audit Committee has determined that the provision of such services is compatible with maintaining EisnerAmper’s independence.

Pre-approval policy of services performed by independent registered public accounting firm
The Audit Committee’s policy is to pre-approve all audit and non-audit related services, tax services and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated the pre-approval authority to its chairperson when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval and the fees for the services performed to date.

PART IV

Item 15	Exhibits and Financial Statement Schedules.

Financial Statements

The consolidated financial statements of the Company for the fiscal years covered by this Annual Report are located on pages F-1 to F-24 of this Annual Report.

Exhibits

Exhibit No.	Description

2.1	Articles of Merger of Medicsight, Inc., a Utah corporation (1)
2.2	Certificate of Merger of Medicsight, Inc., a Delaware corporation (1)
2.3	Offering Document to acquire shares of Radical Technology plc. (2)
3.1	Certificate of Incorporation of Medicsight, Inc. and amendments thereto (1)
3.2	By-Laws of Medicsight, Inc. (1)
4.1	Loan Note issued by HTTP Insights, Ltd. to Nightingale Technologies Ltd. (5)
10.1	Share Sale Agreement between Nightingale Technologies Limited and Medicsight, Inc. (3)
10.2	Letter Agreement between Asia IT Capital Investments, Ltd. and Medicsight, Inc. (4)
10.2	Letter Agreement between Asia IT Capital Investments, Ltd. and Medicsight plc (5)
10.3	Securities Purchase Agreement with XShares Group, Inc. (6)
10.4	Second Amended and Restated Certificate of Incorporation of XShares Group, Inc. (6)
10.5	Convertible Promissory Note between XShares Group, Inc. and MGT Capital Investments, Inc. (6)
10.6	First Amendment to Securities Purchase Agreement with XShares Group, Inc. (7)
10.7	Second Amendment to Securities Purchase Agreement with XShares Group, Inc. (7)
10.8	Convertible Promissory Note between XShares Group, Inc. and MGT Capital Investments, Inc. dated August 10, 2009. (7)
10.9	Subscription agreement between Moneygate Group Limited and MGT Capital Investments Limited (8)
10.10	Working capital facility agreement between MGT Capital Investments Limited and Moneygate Group Limited (8)
10.11	Facility agreement between MGT Capital Investments Limited and Moneygate Group Limited (8)
10.12	Agreement for the Purchase of Assets dated March 31, 2010 between MGT Capital Investments, Inc. and MGT Investments Limited and Rivera Capital Management Limited (filed herewith at page E-1).
10.13	Amended and Restated Securities Purchase Agreement dated December 9, 2010 between MGT Capital Investments, Inc. and Laddcap Value Partners, LP (filed herewith at page E-9).
10.14	Registration Rights Agreement dated December 9, 2010 between MGT Capital Investments, Inc. and Laddcap Value Partners, LP (filed herewith at page E-38).
10.15	Sale and Purchase Agreement dated January 31, 2011 between MGT Investments Limited and Committed Capital Nominees Limited (filed herewith at page E-58).
10.16	Form of Revolving Line of Credit and Security Agreement dated April , 2011 between MGT Capital Investments, Inc. and Laddcap Value Partners, LP (filed herewith at page E-67).
10.17	Form of Revolving Credit Note dated April , 2011 for the benefit of Laddcap Value Partners, LP (filed herewith at page E-74).
21.1	Subsidiaries (filed herewith at page E-76).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Interim Chief Executive Officer (filed herewith at page E-77).
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer (filed herewith at page E-78).
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Interim Chief Executive Officer (filed herewith at page E-79).
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer (filed herewith at page E-80).

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 19, 2007.

(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on May 23, 2000.

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed March 7, 2001.

(4)	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2, filed December 26, 2001.

(5)	Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB, filed April 19, 2002.

(6)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, filed May 15, 2009

(7)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, filed August 14, 2009

(8)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, filed November 12, 2009

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT CAPITAL INVESTMENTS, INC
April 15, 2011

	By:	/s/ ROBERT LADD
Robert Ladd
Interim Chief Executive Officer (Principal Executive Officer)
April 15, 2011

	By:	/s/ ROBERT LADD
Robert Ladd
Interim Chief Executive Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD TANEY	Director	April 15, 2011
Richard Taney

/s/ PETER VENTON	Director	April 15, 2011
Peter Venton

/s/ RICHARD COHEN	Director	April 15, 2011
Richard Cohen

/s/ NEAL WYMAN	Director	April 15, 2011
Neal Wyman

/s/ ROBERT LADD	Director	April 15, 2011
Robert Ladd

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
MGT Capital Investments, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of MGT Capital Investments, Inc. and Subsidiaries as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We also have audited the adjustments to the 2009 financial statements to retrospectively apply the change in accounting for discontinued operations, as described in Note 3. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2009 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2009 financial statements taken as a whole.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MGT Capital Investments, Inc. and Subsidiaries as of December 31, 2010, and the consolidated results of their operations and their cash flows for the year ended, in conformity with U.S. generally accepted accounting principles.

In connection with our audit of the consolidated financial statements referred to above, we also audited Schedule II — Valuation and Qualifying Accounts for the year ended December 31, 2010. In our opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ EisnerAmper LLP

Edison, New Jersey
April 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
MGT Capital Investments, Inc. and Subsidiaries

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting for discontinued operations described in Note 3, the accompanying consolidated balance sheet of MGT Capital Investments, Inc. and Subsidiaries as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended (the 2009 financial statements before the effects of the adjustments discussed in Note 3 are not presented herein). The 2009 consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the 2009 consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting for discontinued operations described in Note 3, presents fairly, in all material respects, the consolidated financial position of MGT Capital Investments, Inc. and Subsidiaries as of December 31, 2009, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

In connection with our audit of the consolidated financial statements referred to above, we also audited Schedule II — Valuation and Qualifying Accounts for the year ended December 31, 2009. In our opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

We are not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting for discontinued operations described in Note 3, and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.  Those adjustments were audited by EisnerAmper LLP.

/s/ Amper, Politziner & Mattia, LLP

March 30, 2010
Edison, New Jersey

MGT CAPITAL INVESTMENTS, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$8,434	$22,165
Accounts receivable	46	97
Other receivables — related party	45	105
Prepaid expenses and other current assets	699	620
Deferred consideration for sale of assets	370	—
Loan receivable — related party — current	1,136	398
Total current assets	10,730	23,385

Property and equipment, at cost, net	247	290
Investments at cost	—	224
Security deposits	191	219
Loan receivable — related party — long term	308	159
Total assets	$11,476	$24,277

Liabilities
Current liabilities:
Accounts payable	411	916
Accrued expenses	981	1,214
Other payables	158	114
Total current liabilities	1,550	2,244

Commitments and contingencies

Stockholders’ equity

Common stock, $0.001 par value: 75,000,000 shares authorized; 39,050,590 shares issued and outstanding as of December 31, 2010; and 38,900,383 and 32,550,590 shares issued and outstanding respectively as of December 31, 2009.	39	39
Additional paid-in capital	282,409	299,878
Accumulated other comprehensive loss	(5,005)	(4,549)
Accumulated deficit	(275,478)	(265,827)
	1,965	29,541
Treasury stock, at cost; nil and 6,349,793 shares of common stock as of December 31, 2010 and December 31, 2009, respectively	—	(18,912)
Total stockholders’ equity	1,965	10,629
Non-controlling interest	7,961	11,404
Total equity	9,926	22,033

Total stockholders’ equity, liabilities and non-controlling interest	$11,476	$24,277

The accompanying notes are an integral part of these consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	For the Years Ended December 31,
	2010	2009

Revenues	$540	$180
Cost of revenue	(116)	—
Gross profit	424	180

Operating expenses
Selling, general and administrative	10,181	13,899
Research and development cost	1,576	1,998
Impairment of goodwill	—	12,157
	11,757	28,054

Operating loss	(11,333)	(27,874)

Interest and other income/(expense), net	66	(3,238)
Impairment of loan receivable – related party	(1,985)	—
	(1,919)	(3,238)

Net loss from continuing operations before income tax benefit	(13,252)	(31,112)

Income tax benefit	336	—

Net loss from continuing operations before non-controlling interest	(12,916)	(31,112)

Discontinued operations
Net loss from operations of Medicexchange, net of income tax benefit	(234)	(1,031)
Gain on sale of Medicexchange, net of income taxes	149	—
	(85)	(1,031)

Net loss before non-controlling interest	(13,001)	(32,143)

Net loss attributable to non-controlling interest	3,350	5,766

Net loss attributable to MGT Capital Investments, Inc.	$(9,651)	$(26,377)

Per share data:

Basic and diluted loss per share from continuing operations	$(0.29)	$(0.78)
Basic and diluted loss per share from discontinued operations	—	(0.03)
	$(0.29)	$(0.81)

Weighted average number of common shares outstanding	32,960,179	32,550,590

The accompanying notes are an integral part of these consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME / (LOSS)
(In thousands)

	Common stock		Additional paid-in	Accumulated comprehensive	Accumulated	Treasury	Total stockholders’	Non- controlling	Total
	Shares	Amount	capital	income/(loss)	deficit	stock	equity	interest	equity
BALANCE, JANUARY 1, 2009	38,900	$39	$298,376	$(4,959)	$(239,450)	$(18,912)	$35,094	$16,017	$51,111
Stock-based compensation		—	1,502			—	1,502	497	1,999
COMPREHENSIVE INCOME/(LOSS)
Net loss for the year	—	—	—	—	(26,377)	—	(26,377)	(5,766)	(32,143)
Translation adjustment	—	—	—	410	—	—	410	656	1,066
Total comprehensive loss							(25,967)	(5,110)	(31,077)
BALANCE, DECEMBER 31, 2009	38,900	39	299,878	(4,549)	(265,827)	(18,912)	10,629	11,404	22,033
Sale of stock in treasury	—	—	(17,935)	—	—	18,912	977	—	977
Sale of stock	151	—	23	—	—	—	23	—	23
Stock-based compensation	—	—	443	—	—	—	443	352	795
Disposal of Medicexchange	—	—	—	—	—	—	—	(233)	(233)
COMPREHENSIVE INCOME/(LOSS)
Net loss for the year	—	—	—	—	(9,651)	—	(9,651)	(3,350)	(13,001)
Translation adjustment	—	—	—	(456)	—	—	(456)	(212)	(668)
Total comprehensive loss							(10,107)	(3,562)	(13,669)
BALANCE, DECEMBER 31, 2010	39,051	$39	$282,409	$(5,005)	$(275,478)	$—	$1,965	$7,961	$9,926

The accompanying notes are an integral part of these consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2010	2009

Cash flows from operating activities:
Net loss before non-controlling interest	$(13,001)	$(32,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	234	1,031
Stock-based compensation expense	784	1,950
Depreciation	138	310
Loss on impairment of goodwill	—	12,157
Loss on impairment of loans receivable – Related Party	1,985	—
Loss on impairment of investments at cost	—	1,514
Loss on disposal of fixed assets	7	111
Loss/(profit) on disposal of companies	(201)	448
Accrued interest receivable	(39)	(210)
Impairment of XShares convertible note	—	2,210
(Increase)/decrease in assets
Accounts receivable	44	66
Other receivable — related party	57	(51)
Prepaid expenses and other current assets	(45)	136
Increase/(decrease) in liabilities
Accounts payable	(170)	(1,617)
Accrued expenses	(233)	(89)
Other payables	(41)	26
Net cash used in operating activities	(10,481)	(14,151)

Cash flows from investing activities:
Issuance of Moneygate loans receivable	(1,756)	(578)
Issuance of Dunamis Capital loans receivable - related party	(1,100)	—
Cash in Medicexchange subsidiaries disposed of	(1,101)	—
Sale of marketable securities	—	946
Purchase of property, plant and equipment	(96)	(16)
Issuance of XShares convertible note	—	(2,000)
Receipts of deferred consideration for sale of assets	766	—
Net cash used in by investing activities	(3,287)	(1,648)

Cash flows from financing activities:
Sale of shares of MGT Capital Investments Inc.	1,000	—
Net cash provided by financing activities	1,000	—

Cash flows of discontinued operations
Net cash provided by / (used in) Medicexchange operating activities	(226)	280
Net cash provided by / (used in) discontinued operations	(226)	280

Effects of exchange rates on cash and cash equivalents	(737)	(610)
Net change in cash and cash equivalents	(13,731)	(16,129)
Cash and cash equivalents, beginning of year	22,165	38,294
Cash and cash equivalents, end of year	$8,434	$22,165

Supplemental disclosures of cash paid
Interest paid	$—	$—
Taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated statements.

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

•
Medicsight and its wholly owned subsidiaries is a medical technology company focusing on medical imaging software development and medical hardware devices. The Company is listed on the AIM Market of the London Stock Exchange (Ticker symbol “MDST”) and develops and commercializes enterprise-wide Computer-Aided Detection (“CAD”) applications which analyze Computer Tomography (“CT”) scans to assist radiologists in the early detection and measurement of colorectal polyps and lung lesions.  The Company has also developed an automated CO2 insufflation device (MedicCO2LON) which it commercializes through a global distributor. Medicsight currently has limited revenue and is awaiting regulatory approvals in key markets.  The Company holds 86 million shares (55%) of the 155 million issued share capital of Medicsight.

•
At December 31, 2010, the Company also had a 49% holding in Moneygate Group Limited, a United Kingdom (“UK”) based firm of Independent Financial Advisors.  On January 31, 2011, the Company entered into a Sale and Purchase Agreement (the “Purchase Agreement”) with Committed Capital Nominees Limited (“Committed”). Pursuant to the Purchase Agreement, Committed has agreed to purchase from the Company and the Company has agreed to sell to Committed (i) 9,607,843 (representing all shares held by the company) shares of Moneygate Group Limited (“Moneygate”) for total consideration of £0.096 ($0.154); and (ii) to novate the benefit of a Facility Agreement dated November 18, 2010, between the Company and Moneygate, for consideration of £250 ($387).

The Purchase Agreement is conditional upon the UK Financial Services Authority having given its written consent to the change of control of Moneygate. The change of control was approved on March 10, 2011, the £50 ($79) held in escrow was received by the Company on March 22, 2011. The remaining consideration of £200 ($308) was received by the Company on March 29, 2011.

The Company has incurred significant operating losses since inception and is generating losses from operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $275,478 at December 31, 2010. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products the Company develops and markets will be accepted by consumers.

At December 31, 2010 Medicsight’s cash and cash equivalents were $8,256. The Company is hopeful of an FDA approval being granted following review of its recently filed response to the FDA’s informal questions. Post FDA approval the Company expects sales to increase and would seek additional funding.

At December 31, 2010 MGT’s Company only cash and cash equivalents were $178.  Subsequent to the year ended December 31, 2010, the Company received the outstanding funds owed from the sale of investments to Rivera and Committed Capital. On April 12, 2011 the Company entered into a Revolving Line of Credit and Security Agreement with Laddcap Value Partners, LP (“Laddcap”), a related party, for up to $500 for a fifteen month term. The Agreement encompasses a standby commitment fee of two (2%) percent of the maximum loan amount along with an eight (8%) percent interest charge on any funds drawn (see note 20).

Management believes that the current level of working capital, receipts from the sale of investments, together with the Revolving Line of Credit and Security Agreement (“Agreement”) with Laddcap Value Partners, LP will be sufficient to allow the Company to maintain its operations through December 31, 2011 and into 2012 .

2.           Summary of significant accounting policies:

Principles of consolidation

The consolidated financial statements include the accounts of our Company plus wholly owned subsidiaries and our majority owned subsidiary Medicsight.  The functional currency of our subsidiary is their local currency, UK sterling (£).  All intercompany transactions and balances have been eliminated.  All foreign currency translation gains and losses arising on consolidation were recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss).   Non-controlling interest represents the minority equity investment in any of the MGT Capital Investments, Inc. group of companies, plus the minorities’ share of the net operating result and other components of equity relating to the non-controlling interest.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers investments with original maturities of three months or less to be cash equivalents.

Revenue Recognition

Medicsight

The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when have persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is probable.

Software — License fee revenue is derived from the licensing of computer software.  Maintenance revenue is derived from software maintenance.  Our software licenses are generally sold as part of an arrangement that includes maintenance and support.

The Company licenses software and sell maintenance through visualization solution partners and original equipment manufacturers.  The Company receives regular sales reporting detailing the number of licenses sold by original equipment manufacturers, value-added resellers and independent distributors (collectively, “Resellers”) to end users.  The Company generally offers terms that require payment 30-45 days from invoicing.

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

Hardware — Revenue is derived from the sale of our MedicCO2LON product. This product is an automated CO2 insufflation device, and is generally sold as part of an arrangement that includes a one year warranty. The risk of incurring warranty related expense is mitigated by the warranty contractually agreed with the supplier. The Company reviews the risk of warranty liabilities on a regular basis, and makes any and all appropriate provisions accordingly. At the present time, the Company feels that the warranty liability is insignificant and has therefore not made any provision.

MedicCO2LON is sold exclusively through our distribution partner MEDRAD Inc.  Revenue is recognized as goods and orders are satisfied and goods are delivered to our distribution partner. The Company generally offers terms which require payments with 30-45 days from invoicing.

Equity-based compensation

The Company recognizes compensation expense for all equity-based payments.  Under fair value recognition provisions, the Company recognizes equity-based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model.  The Black-Scholes option valuation model requires the development of assumptions that are input into the model.  These assumptions are the expected stock volatility, the risk-free interest rate, the option’s expected life and the dividend yield on the underlying stock. Expected volatility is calculated based on the historical volatility of our common stock over the expected option life and other appropriate factors.  Risk-free interest rates are calculated based on continuously compounded risk-free rates for the appropriate term.  The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on our common stock and do not intend to pay dividends on our common stock in the foreseeable future.  The expected forfeiture rate is estimated based on historical experience.

Determining the appropriate fair value model and calculating the fair value of equity-based payment awards require the input of the subjective assumptions described above.  The assumptions used in calculating the fair value of equity-based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management judgment.  As a result, if factors change and the Company uses different assumptions, our equity-based compensation expense could be materially different in the future.  In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest.  If our actual forfeiture rate is materially different from our estimate, the equity-based compensation expense could be significantly different from what the Company has recorded in the current period.

Research and development

The Company incurs costs in connection with the development of software products that are intended for sale. Costs incurred prior to technological feasibility being established for the product are expensed as incurred. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. Amortization commences when the product is available for general release to customers.

The Company concludes that capitalizing such expenditures on completion of a working model was inappropriate because The Company did not incur any material software production costs and therefore have decided to expense all research and development costs.  Our research and development costs are comprised of staff, consultancy and other costs expensed on the Medicsight products.

Fair value of financial instruments

The Company’s financial instruments include cash and cash equivalents, account receivable, accounts payable, and accrued expenses, which are short term in nature. The Company believes the carrying value of these financial instruments reasonably approximates their fair value. The Company also has receivables due from Dunamis (see note 19) that represent a concentration of credit risk.

Investments

Investments in various corporations where our investment is less than 20% of issued share capital are accounted for under the cost method.  Investments where the Company holds between 20% and 50% of issued share capital and the Company has significant influence over the investee are accounted for under the equity method.  Moneygate is accounted for under the equity method.

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

Calculating the estimated fair value of an asset involves significant judgments and a variety of assumptions.  Judgments that the Company makes concerning the value of intangible assets include assessing time and cost involved for development, time to market, and risks of regulatory failure or obsolescence (due to market, environmental or technological advances for example).  For calculating fair value based on discounted cash flows, the Company forecasts future operating results and future cash flows, which include long-term forecasts of revenue growth, gross profits and capital expenditures.

Income taxes

The Company applies the elements of FASB ASC 740-10 “Income Taxes — Overall” regarding accounting for uncertainty in income taxes.  This clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  As of December 31, 2010, the Company did not have any unrecognized tax benefits.  The Company does not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Consolidated Statements of Operations.  There was no interest and penalties for the year ended December 31, 2010 and 2009.  Tax years beginning in 2004 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

The computation of diluted loss per share for 2010 and 2009 excludes all options because they are anti-dilutive.  For the year ended December 31, 2010 there were 13,703,334 options excluded with a weighted average exercise price of $0.20 per share.  For the year ended December 31, 2009 there were 11,503,359 options excluded with a weighted average exercise price of $0.94 per share.

Comprehensive income/(loss)

Comprehensive income/(loss) includes net income/(loss) and items defined as other comprehensive income/(loss).  Items defined as other comprehensive income/(loss), such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities, are separately classified in the consolidated financial statements.  Such items are reported in the consolidated statements of stockholders’ equity as accumulated comprehensive/(loss).

Segment reporting

The Company reports the results of its operating segments.  The Company designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company also discloses information about products and services, geographic areas and major customers.  The Company operates in one main operational segment, Medicsight, a medical imaging and device hardware company, with MGT Capital Investments Inc. providing corporate management services.

3.        Divestment of investments and discontinued activities

On March 31, 2010 the Company sold its stock in Medicexchange and various non-core investments to an unrelated third party in return for consideration of £750 ($1,136).  This consideration was deferred and to be paid in installments through March 2011.  In August 30, 2010, at the request of the third party, and in discussion and negotiation with management, it was agreed that the remaining installments would be modified.  In accordance with this, as of December 31, 2010 £506 ($766) had been received.  The final installment of £244 ($370) was paid on March 29, 2011.

The investments disposed of and the related consideration is as follows:

Asset	Consideration
Medicexchange Limited	$927
Medicexchange Inc.	1
Hipcricket, Inc.	205
Eurindia Limited	1
XShares equity	1
XShares convertible notes	1
Total	$1,136

Eurindia and the XShares convertible notes and equity investment had been fully impaired so the consideration received represents the gain on sale recorded in the Consolidated Statement of Operations.  HipCricket was recorded in the financial statements at $224 meaning a loss on sales of $19 was recorded (see note 5).

Before their disposal, Medicexchange Limited and Medicexchange Inc. were consolidated into the MGT consolidated financial statements.  Consideration of $928 was allocated to Medicexchange and MGT recorded a profit on disposal of $149, net of tax. This profit on disposal has been recognized in discontinued operations. The operations of Medicexchange have been presented in discontinued operations up to the date of disposal, March 31, 2010.

Medicexchange’s operating results are as follows:

	2010	2009

Revenue	$15	$48
Operating expenses	(249)	(1,079)
Net loss from operations	(234)	(1,031)

All prior periods were reclassified to conform to the current period presentation of discontinued operations.

4.        Cash and cash equivalents

We invest our cash in short-term deposits with major banks.  As of December 31, 2010 we held $8,434 of cash and cash equivalents.

Cash and cash equivalents consist of cash and temporary investments with maturities of 90 days or less when purchased.

Concentrations

The Company maintains its cash and cash equivalents at major financial institutions in Europe, United States (USA), United Arab Emirates (UAE) and Australia.  Cash held in foreign institutions is not insured by the Federal Deposit Insurance Corporation and amounted to $8,433 as of December 31, 2010 and $22,138 as of December 31, 2009.  The Company periodically evaluates the relative credit standing of financial institutions considered in its cash investment strategy.

5.        Investments at cost

We account for investments in non-marketable securities under the cost method of accounting where we own less than a 20% interest in each of the companies and we do not have significant influence over the entity.  We continually review each investment to assess for other-than-temporary decreases in value.

Eurindia Limited

In 2000 MGT invested in Eurindia Limited (“Eurindia”), a UK company that invested in IT start-up companies.  MGT had a 6% holding in Eurindia and accounted for this investment on a cost basis.  As of December 31, 2009 this investment had been fully impaired.  On March 31, 2010 we disposed of all of our holding in Eurindia for $1 leading to a gain on sale of $1 (see notes 3and 12).

XShares Group

In 2007 and 2008 we invested $3,000 in Series C preferred shares of XShares Group, Inc. (“XShares”), an investment advisor that creates, issues and supports exchange traded funds with a particular healthcare specialty.  In the year ended December 31, 2009 the Company also invested $2,000 in XShares convertible notes with a principal of $2,100 (see note 7).  As of December 31, 2009 the equity investment and the convertible notes were fully impaired. On March 31, 2010 we disposed of all of our equity holdings in XShares for $1 and the convertible notes for $1, leading to a gain on sale of $2 (see notes 3 and 12).

HipCricket Inc.

In Fiscal 2007 we invested $2,000 in HipCricket Inc., a company engaged in mobile marketing.  In the year ended December 31, 2009 HipCricket Inc. was delisted from the AIM Market and we accounted for it as an investment held at cost.  In the year ended December 31, 2009, the investment was written down to $224.  On March 31, 2010 we disposed of all of our holdings in HipCricket for $205 resulting in a loss on sale of $19 (see notes 3 and 12).

The following table presents the changes in Level 3 instruments for the year ended December 31, 2010.

	January 1, 2010	Sales	Profit / (loss) on sale included in earnings	December 31, 2010	Change in impairment losses relating to instruments still held at December 31, 2010

Eurindia Limited	$—	(1)	1	$—	$—
XShares Group, Inc.	—	(1)	1	—	—
HipCricket Inc.	224	(205)	(19)	—	—
	$224	(207)	(17)	$—	$—

6.           Property and equipment

Property and equipment consist of the following as of December 31:

	2010	2009

Computer hardware and software	$769	$1,233
Leasehold improvements	224	197
Furniture and fixtures	213	214

	1,206	1,644
Less: Accumulated depreciation	(959)	(1,354)
	$247	$290

Depreciation of $138 was charged in 2010, compared to $310 charged in 2009.  In June 2010 certain fully depreciated computer hardware items were written off.  These had cost and accumulated depreciation values of approximately $533. Medicexchange’s depreciation expense amounts have been reflected in discontinued operations in the statement of cash flows.

7.           Convertible notes

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

During Fiscal 2009 XShares had been attempting to raise equity finance.  In the fourth quarter of 2009 it became clear that this fundraising was not going to be successful and, as a consequence, the convertible notes and associated accrued interest were fully impaired.

In February 2010 we amended the notes to ensure that on conversion we would receive 50% of XShares’ share capital.

On March 31, 2010 we disposed of the convertible notes for $1 resulting in a gain on sale of $1 (see notes 3 and 12).

8.           Investment accounted for under the equity method

In Fiscal 2009 we purchased 49% of the share capital of Moneygate Group Limited (“Moneygate”).  Moneygate is a related party as we have significant influence over it and have representation on the board of directors (see note 18).  On acquisition we provided loan facilities of £250 ($387) for working capital and £2,000 ($3,094) for acquisitions and subsequently entered into various transactions with Moneygate and other non-related parties (see note 19).

As we have significant influence over Moneygate we account for it under the equity method.  Since the investment was acquired at a nominal value, also its fair value, and has incurred losses since we made our investment, it is recorded in the consolidated financial statements at a value of $nil at December 31, 2010 and 2009.

9.     Goodwill

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

10.           Accrued expenses

	2010	2009

Professional fees	$389	$406
Suppliers with deferred payment terms	108	142
Rent, rates and property related	135	115
D4D severance pay	281	—
Other	68	551

Total Accruals	$981	$1,214

In the fourth quarter of 2010, the severance expenses relate to the service agreement between MGT Capital Investments, Inc. and D4D Limited (see note 18).

11.           Stockholders’ equity and non-controlling interest

MGT Capital Investments, Inc.

Treasury stock

As of December 31, 2009 the Company held a total of 6,349,793 shares in treasury stock, at an average price of $2.98 per share, for a total of $18,912.

In December 2010 the Company sold a total of 6,500,000 shares to Laddcap Value Partners, LP (“Laddcap”) at a price of approximately $0.15 per share, for a total of $1,000.  A sum of 6,349,793 treasury shares and 150,207 newly issued shares were used to account for the sale.

Medicsight plc

In March and April 2008 we purchased a total of 1,000,000 shares in Medicsight for £634 ($1,251), bringing our total holding in Medicsight to 86,000,000 (55%) of the 155,524,904 issued share capital of Medicsight.  The acquisition of these shares was accounted for under the purchase method of accounting and the excess of the acquisition cost over the associated non-controlling interest of the investment was added to goodwill.  On December 31, 2010 Medicsight shares closed at a price of £0.04 ($0.07), valuing MGT’s 86,000,000 shares at $5,761.

Non-controlling interest

The Company has non-controlling investors in Medicsight as follows:
	Medicsight	Medicexchange (discontinued operations)	Total

Non-controlling interest at December 31, 2008	$15,036	$981	$16,017
Less non-controlling interest share of net loss	(5,225)	(541)	(5,766)
Non-controlling interest share of stock-based compensation expense	484	13	497
Non-controlling interest share of other comprehensive income	855	(199)	656
Non-controlling interest at December 31, 2009	$11,150	$254	$11,404

Less non-controlling interest share of net loss	(3,336)	(14)	(3,350)
Non-controlling interest share of stock-based compensation expense	349	3	352
Non-controlling interest share of other comprehensive income	(202)	(10)	(212)
Disposal of Medicexchange	-	(233)	(233)
Non-controlling interest at December 31, 2010	$7,961	$-	$7,961

On March 31, 2010 the Group disposed of all its investments in Medicexchange.

12.           Interest and other income (and expense)

We had the following other income and expense amounts:

	2010	2009
Loss on sale of HipCricket	(19)	—
Gain on sale of XShares convertible note	1	—
Gain on sale of XShares equity	1	—
Gain on sale of Eurindia	1	—
Interest Income	76	658
Foreign exchange gain / (loss)	6	(172)
(Loss) on marketable securities	—	(738)
Impairment of XShares convertible note	—	(2,210)
Impairment of investments held at cost	—	(776)
Total	$66	$(3,238)

In both 2010 and 2009 Medicsight recorded foreign exchange losses and gains respectively. These realized gains/losses were made on translating U.S. dollars into sterling. As the transactions were settled, the gain/loss is recognized in the Consolidated Statement of Operations.

In 2009 Interest Income included bank interest and interest from the XShares convertible notes.  These notes and the accrued interest were impaired and the impairment loss is included in interest and other expenses in the chart above.

13.  Comprehensive loss

Comprehensive losses for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009

Net loss as reported	$(13,001)	$(32,143)
Other comprehensive (loss)
Unrealized foreign exchange gain (loss)	(668)	1,066
Comprehensive loss	(13,669)	(31,077)
Comprehensive loss attributable to non-controlling interest	3,562	5,110
Comprehensive loss attributable to MGT Capital Investments, Inc.	$(10,107)	$(25,967)

The accumulated balances related to each component of other comprehensive losses were as follows:

	Foreign currency translation	Accumulated other comprehensive loss
Balance at December 31, 2008	$(4,959)	$(4,959)
Other comprehensive gain	410	410
Balance at December 31, 2009	(4,549)	(4,549)
Other comprehensive (loss)	(456)	(456)
Balance at December 31, 2010	$(5,005)	$(5,005)

14.           Stock option plans

We have a number of Stock Option Plans as follows.

MGT Stock Option Plan

On December 5, 2007 the Board of Directors approved the 2007 MGT stock option plan and granted options for 1,975,000 shares under this plan.  At December 31, 2010 there were no options outstanding.  Options issued under this plan vested in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant.

In the quarter ended December 30, 2010, it was ascertained that shareholder approval was not obtained within the 12 months following the grant of the MGT stock option plan as required by the option plan. Since shareholder approval was never obtained, a grant date was never established. As such, all options issued under this plan are, therefore, void. In recognition, no expense for the current or subsequent periods, have or will be recognized. The Company considered the impact of these findings and considers it immaterial to all prior quarters and year ends.

Medicsight Stock Option Plans

We have thirteen Stock Option Plans in Medicsight.  The shares of this company were listed on the AIM Market of the London Stock Exchange on June 21, 2007.

Plan A - on February 26, 2003 we approved stock option plan “A” and in the period ended June 30, 2003 we granted options for 2,971,000 shares under this plan.  At December 31, 2010 there were no options outstanding.

Plan B - on August 15, 2005 we approved stock option plan “B” and between July 1, 2003 and March 31, 2005 we granted options for 3,420,500 shares under this plan.  At December 31, 2010 there were 150,000 options outstanding, all of which were exercisable.

Plan C - on August 15, 2005 we approved stock option plan “C” and between April 1, 2005 and June 30, 2006 we granted options for 515,000 shares under this plan.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from date of grant.  At December 31, 2010 there were 85,000 options outstanding, all of which were exercisable.

Plan D - On July 13, 2006 we approved stock option plan “D” and granted options for 1,375,000 shares under this plan.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant. At December 31, 2010 there were no options outstanding.

Plan E - on February 22, 2007 we approved and granted options for 5,900,000 shares under stock option plan “E”.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months.  At December 31, 2010 there were 790,000 options outstanding, all of which were exercisable.

Plan F - on May 16, 2007 we approved and subsequently granted options for 350,000 shares under stock option plan “F”.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At December 31, 2010 there were 50,000 options outstanding, all of which were exercisable.

Plan G - on December 18, 2007 we approved and subsequently granted options for 3,025,000 shares under stock option plan “G”.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At December 31, 2010 there were 150,000 options outstanding, all of which were exercisable.

Plan H - on June 2, 2008 we approved and subsequently granted options for 750,000 shares under stock option plan “H”. Options under this plan vest in equal one thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At December 31, 2010 there were no options outstanding.

Plan I - on December 16, 2008 we approved and subsequently granted options for 1,805,000 shares under stock option plan “I”. Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At December 31, 2010 100,000 options were outstanding, of which 66,667 were exercisable.

Plan J — on May 14, 2009 we approved and subsequently granted options for 7,848,750 shares under stock option plan “J”.  Options under this plan vest in equal one-sixths for each six months that employees have been employed for 6, 12, 18, 24, 30 and 36 months from the grant date.  At December 31, 2010 there were 6,603,334 options outstanding, of which 3,319,718 were exercisable.

Plan K — on May 20, 2009 we approved and subsequently granted options for 300,000 shares under stock option plan “K”.  Options under this plan vested in three tranches in the period to December 31, 2009.  At December 31, 2010 there were 300,000 options outstanding, all of which were exercisable.

Plan L — on January 26, 2010 we approved and subsequently granted options for 100,000 shares under stock option plan “L”.  Options under this plan vest in equal one-sixths after employees have been employed for 6, 12, 18, 24, 30 and 36 months from the grant date.  At December 31, 2010 there were 100,000 options outstanding, 16,667 of which were exercisable.

Plan M — on December 13, 2010 we approved and subsequently granted options for 5,375,000 shares under stock option plan “M”.  Options under this plan vest in equal one-sixths after employees have been employed for 6, 12, 18, 24, 30 and 36 months from the grant date.  At December 31, 2010 there were 5,375,000 options outstanding, none of which were exercisable.

The following weighted average assumptions were used to estimate the fair value of stock options granted in the years ended December 31:

	2010	2009

Dividend yield	nil	nil
Expected volatility	87.7% - 119.5%	105.0%
Risk-free interest rate	3.84 - 3.96%	3.89%
Expected life of options	5.9 - 6.5 Years	5.0 - 6.3 Years
Weighted average fair value of options granted
Weighted-average grant-date fair value — Medicsight Plan J	—	£0.24 ($0.38)
Weighted-average grant-date fair value — Medicsight Plan K	—	£0.07 ($0.11)
Weighted-average grant-date fair value — Medicsight Plan L	£0.04 ($0.07)	—
Weighted-average grant-date fair value — Medicsight Plan M	£0.03 ($0.05)	—

The assumptions above are based on multiple factors including United Kingdom treasury bonds for the risk-free rate at the time of grant, expected future exercising patterns (we cannot base the estimate on the historical exercise patterns as no options have been exercised) and the volatility of Medicsight PLC’s own stock price.

The assumptions used in the Black-Scholes option valuation model are highly subjective, and can materially affect the resulting valuation.

The following table summarizes stock option activity for the two years ended December 31, 2010 and 2009 under all option plans:

	Outstanding		Exercisable
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price

Outstanding at January 1, 2009	16,137,500	£0.91 ($1.31)	5,679,166	£0.98 ($1.42)

Granted	8,148,750	£0.09 ($0.13)
Exercised	—	—
Forfeited	(12,782,891)	£0.64 ($1.02)

Outstanding at December 31, 2009	11,503,359	£0.59 ($0.94)	4,605,890	£0.96 ($1.50)

Granted	5,475,000	£0.05 ($0.08)
Exercised	—	—
Forfeited	(900,025)	£0.39 ($0.60)
Voided option plan	(1,975,000)	£2.39 ($3.69)
Transferred with sale of Medicexchange	(400,000)	£0.63 ($0.97)

Outstanding at December 31, 2010	13,703,334	£0.13 ($0.20)	4,928,052	£0.24 ($0.37)

The following is a summary of the status of stock options outstanding at December 31, 2010:

	Outstanding Options			Exercisable Options
	Number	Remaining Contractual Life (years)	Average Exercise Price	Number	Average Exercise price
MGT 2007 Plan	—	—	—	—	—

Medicsight Plan A	—	—	—	—	—
Medicsight Plan B	150,000	3.7	£0.75 ($1.16)	150,000	£0.75 ($1.16)
Medicsight Plan C	85,000	5.1	£0.75 ($1.16)	85,000	£0.75 ($1.16)
Medicsight Plan D	—	—	—	—	—
Medicsight Plan E	790,000	6.1	£0.50 ($0.77)	790,000	£0.50 ($0.77)
Medicsight Plan F	50,000	6.4	£0.75 ($1.16)	50,000	£0.75 ($1.16)
Medicsight Plan G	150,000	7.0	£1.10 ($1.70)	150,000	£1.10 ($1.70)
Medicsight Plan H	—	—	—	—	—
Medicsight Plan I	100,000	8.0	£0.24 ($0.37)	66,667	£0.24 ($0.37)
Medicsight Plan J	6,603,334	8.4	£0.09 ($0.14)	3,319,718	£0.09 ($0.14)
Medicsight Plan K	300,000	8.4	£0.10 ($0.15)	300,000	£0.10 ($0.15)
Medicsight Plan L	100,000	9.0	£0.09 ($0.14)	16,667	£0.09 ($0.14)
Medicsight Plan M	5,375,000	10.0	£0.05 ($0.08)	—	£0.05 ($0.08)

On May 14, 2009 we approved Medicsight Plan J. Employees who were employed on May 14, 2009 were given the opportunity to forfeit all their existing options in Plans A through I and, in their place, receive in Plan J 50% of the number of forfeited options.  We account for this as a modification of the existing options, specifically a cancel and reissue.  Of the options issued in Plan J 3,032,500 were issued as new options and 4,816,250 were issued as replacements for options cancelled in existing plans.  Forty-three employees took this opportunity and received options in Plan J. The modification charge relating to Plan J was not material.

On November 30, 2010, Mr. David Sumner, Chairman of Medicsight PLC, resigned from his position within the group. Immediately after his resignation, a two year consultancy agreement was signed whereby Mr. Sumner would continue to assist the group in its commercial needs. As part of this agreement, Mr. Sumner was to continue to vest his existing Medicsight Plan J options throughout the consultancy period. A modification of the 2,000,000 existing options has been accounted for, and is not considered to be material to the overall financial statements.

The Company has recorded the following amounts related to its share-based compensation expense in the accompanying Consolidated Statements of Operations:

	2010	2009
Selling, general and administrative	$729	$1,855
Research and development	55	95
Discontinued operations	11	49
Total	$795	$1,999

Of the $795 stock based expense for the year, $352 was allocated to non-controlling interest

The aggregate intrinsic value for options outstanding and exercisable at December 31, 2010 and 2009 was $nil .

The weighted average grant date fair value of options was $0.05 and $0.38 for options granted during the years ended December 31, 2010 and 2009 respectively.

A summary of non-vested options at December 31, 2010 and the change during the years ended December 31, 2010 and 2009 is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested options at January 1, 2009	10,458,334	£0.35	($0.56)
Granted	8,148,750	£0.24	($0.38)
Vested	(4,432,527)	£0.35	($0.56)
Forfeited	(7,277,088)	£0.30	($0.48)
Nonvested options at December 31, 2009	6,897,469	£0.31	($0.49)
Granted	5,475,000	£0.03	($0.05)
Vested	(2,637,618)	£0.23	($0.35)
Forfeited	(959,569)	£0.82	($1.26)
Nonvested options at December 31, 2010	8,775,282	£0.10	($0.16)

As of December 31, 2010 there was $1,084 of total unrecognized compensation cost related to non-vested share-based compensation arrangement granted under the option plans. That cost is expected to be recognized over a weighted average period of 2.4 years.

15.	Income taxes

There was an income tax benefit of $336 recorded in the year ended December 31, 2010.

Significant components of deferred tax assets were as follows as of December 31:

Deferred Tax Assets	2010	2009
Tax loss carry-forward	$20,293	$23,074
Fixed asset depreciation methods and other	3,295	5,434
Total	23,588	28,508
Valuation Allowance	(23,588)	(28,508)
Net deferred tax asset	$—	$—

The Company has net operating loss carry-forwards for United States tax purposes to offset future taxable income of approximately $10,300 expiring through 2030. As it is not more likely than not that the resulting deferred tax benefits will be realized, a full valuation allowance has been recognized for such deferred tax assets. The utilization of net operating loss carry forwards may be significantly limited under the Internal Revenue Code as a result of ownership changes due to the Company’s stock and other equity offerings.

Under United Kingdom taxation, Medicsight has $62,487 (£40,497) of net operating loss carry-forwards to offset future taxable income. As it is not more likely than not that the resulting deferred tax benefits will be realized, a full valuation allowance has been recognized for such deferred tax assets.

The provision for income tax differs from the amount computed by applying the statutory federal income tax rate to income before the provision for income taxes. The sources and tax effects of the differences are as follows for the year ended December 31:

	2010	2009
Income taxes at the federal statutory rates	(35)%	(35)%
Foreign rate differential	6	3
Change in valuation allowance	26	32
Effective rate of income tax	(3)%	0%

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

16.	Operating leases, commitments and security deposit

On August 25, 2006 we executed a 10-year agreement with Pirbright Holdings Limited, to lease 8,787 square feet of office space at the Kensington Centre, 66 Hammersmith Road, London W14 8UD, United Kingdom.  Under this lease agreement our UK property rent, services and related costs are approximately £330 ($511) per annum, paid quarterly in advance. The Company has exercised its right to terminate the lease upon completion of the fifth year and is currently reviewing alternative properties and as such minimum rental payments subsequent to this date have not been included in the schedule below.  Our annual rent is subject to upward only review on August 24, 2011.

We have two 10-month rent-free periods: the first commencing August 25, 2006; the second commencing August 25, 2011.  We have accounted for this lease as an operating lease and have accounted for the lease rental expenses on a straight-line basis over the period of the lease. The difference between the amount paid and straight lining of rent over the period of the lease is not material.

We also have a satellite office in Tokyo, Japan, with a two-year rental agreement that began in March 2010.

The following is a schedule of the future minimum rental payments required under operating leases that have initial or remaining non-cancellable terms in excess of one year:

Year Ending

2011	$325
2012	27
2013	—
Total	$352

The total lease rental expense was $511 and $642 for the years ended December 31, 2010 and 2009 respectively.

Other commitments

In July 2008 we entered into an agreement with a partner to develop interfaces for our software.  We have committed to pay Euros 1,445 ($1,915) over an expected thirty-six month period with the option to terminate the agreement with six months written notice.  At December 31, 2010 we have paid Euros 845 ($1,119).  These payments will be recovered against future royalty payments, should the products be successfully commercialized.  These payments have been expensed to the income statement and classified as research and development.

17.	Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group in deciding how to allocate resources and in assessing performance. Our chief operating decision making group is composed of the chief executive officer and members of senior management. We operate in one main operational segment, Medicsight, a medical imaging and device company, with MGT Capital Investments, Inc. providing corporate management services. The Company’s reportable operating segments are Medicsight, Corporate and Other (MGT Capital Investments, Inc.).

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance of our operating segments based on revenue and operating (loss). Segments information for 2010 and 2009 are as follows (in thousands):

	Medicsight	Corporate and other	Total

2010
Revenue from external customers	$540	$—	$540
Cost of revenue	(116)	—	(116)
Gross margin	424	—	424
Operating expenses	8,285	3,472	11,757
Operating loss	(7,861)	(3,472)	(11,333)
Depreciation	71	67	138
Stock-based compensation	784	—	784
Assets	10,995	481	11,476
Expenditure for property plant and equipment	82	14	96

2009
Revenue from external customers	$180	$—	$180
Cost of revenue	—	—	—
Gross margin	180	—	180
Operating expenses (includes goodwill impairment in corporate and other)	12,592	15,462	28,054
Operating loss	(12,412)	(15,462)	(27,874)
Depreciation	205	105	310
Stock-based compensation	1,082	868	1,950
Assets (1)	17,713	6,564	24,277
Expenditure for property plant and equipment	14	2	16

(1)	Included in the Assets of Corporate and other for 2009 are the assets relating to discontinued operations (Medicexchange) of $1,097.

The Company’s main operations and fixed assets are in the UK.

GAAP reconciliation of the Medicsight segment

Medicsight listed on the AIM Market of the London Stock Exchange on June 21, 2007.  AIM listing rules require Medicsight to publish results under International Financial Reporting Standards (“IFRS”) in UK Sterling (“GBP”).

The following is reconciliation between Medicsight published financial statements and the US GAAP consolidated results (in thousands):

	Medicsight plc	Medicsight plc	Medicsight plc	Medicexchange Discontinued Operations	Corporate and Other	Total
	(IFRS)	GAAP	(US GAAP)	(US GAAP)	(US GAAP)	(US GAAP)
		Adjustments

Twelve months ended December 31, 2010
Net revenue from external customers	540	—	540	—	—	540
Operating loss	(7,372)	(489)	(7,861)	—	(3,472)	(11,333)
Assets	10,995	—	10,995	—	481	11,476

Twelve months ended December 31, 2009
Net revenue from external customers	180	—	180	—	—	180
Operating loss	(12,260)	(152)	(12,412)	—	(15,462)	(27,874)
Assets	17,713	—	17,713	1,097	5,467	24,277

The principal GAAP adjustments are the accounting for stock options and cumulative translation adjustments.

18.	Related Party Transactions

Accsys Technologies

Tim Paterson-Brown, our former Chairman and Chief Executive Officer, was a non-executive director of Accsys Technologies plc, but resigned from this position on April 6, 2010.  Accsys Technologies plc has a subsidiary company Titan Wood Limited, which rents space in 66 Hammersmith Road.  During the year ended December 31, 2010 and 2009 respectively, £126 ($195) and £108 ($168) of office related costs were recharged to Titan Wood Limited.  At December 31, 2010 there was a balance receivable from Titan Wood Limited of £29 ($45) of which £nil ($nil) remains unpaid as of April 12, 2011.  This is payable within 30 days under the terms of the invoice.

Moneygate Group

In Fiscal 2009 we purchased 49% of the share capital of Moneygate Group Limited (“Moneygate”).  On acquisition we provided loan facilities of £250 ($387) for working capital and £2,000 ($3,094) for acquisitions and subsequently entered into various transactions with Moneygate and other non-related parties (see note 19).

At December 31, 2010, Moneygate is a related party. It was considered that the Company had significant influence over its operations and had representation on the board of directors. Due to this significant influence, we account for it under the equity method (see note 8). Since the investment was acquired at a nominal value, also its fair value, and has incurred losses since we made our investment, it is recorded in the consolidated financial statements at a value of $nil at December 31, 2010 and 2009.

On January 31, 2011, we entered into a Sale and Purchase Agreement with Committed. Pursuant to the Purchase Agreement, Committed has agreed to purchase from the Company and the Company has agreed to sell to Committed (i) 9,607,843(representing all shares held by the company) shares of Moneygate Group Limited (“Moneygate”) for total consideration of £0.096 ($0.154); and (ii) to novate the benefit of a Facility Agreement dated November 18, 2010, between the Company and Moneygate, for consideration of £250 ($387). The Purchase Agreement was conditional upon the UK Financial Services Authority having given its written consent to the change of control of Moneygate.  The change of control was approved on March 10, 2011, and the £50 ($79) held in escrow was received by the Company on March 22, 2011. The remaining consideration of £200 ($308) was received by the Company on March 29, 2011 (see note 19).

Dunamis Capital

Allan Rowley, former Chief Executive Officer and former Chief Financial Officer of MGT Capital Investments, Inc. and current Chief Executive Officer of Medicsight, along with David Sumner, former Chairman of Medicsight, are both directors of Dunamis Capital (“Dunamis”) (www.dunamis-capital.com). Dunamis is a United Arab Emirates (UAE) registered company regulated by the Dubai Financial Services Authority (DFSA). Dunamis is 100% owned by David Sumner and was set up, by David with Allan Rowley’s financial consulting assistance, as a corporate financing and advisory firm. On September 6, 2010 Medicsight made a short-term loan of $1,100 (£711) to Dunamis (see note 19).

In February 2011 the Company, following consultation with its nominated advisor noted that as a result of Mr Sumner’s relationships with both Dunamis and Medicsight, the Loan constituted a related party transaction under Rule 13 of the London Stock Exchange AIM Market (“AIM”) Rules for Companies. Rule 13 requires that an AIM company must issue notification without delay as soon as the terms of a transaction with a related party are agreed. The independent directors, having consulted with the Company’s nominated adviser, consider that the terms of the transaction were fair and reasonable insofar as shareholders were concerned. On February 18, 2011 the Company issued a notice detailing the terms of the transaction with the related party. Furthermore, the Board is currently undertaking a full review of the Company’s internal procedures in consultation with the Company’s nominated adviser. The Company is also considering setting up an AIM compliance committee to ensure that the Company is acting in accordance with AIM Rules.

D4D Limited

Effective July 29, 2010, the Company entered into a service agreement with D4D Limited (“D4D”), a company that offers Executive Services for small and mid-cap companies.  D4D is owned by Tim Paterson-Brown and Allan Rowley, and pursuant to the agreement, provided the services of Chairman, Chief Executive Officer and Chief Financial Officer to the Company. The D4D service agreement provided the services of Tim Paterson-Brown and Allan Rowley on similar remuneration to their previous employment contracts with MGT.

On executing the contract with D4D on July 29, 2010, Tim Paterson-Brown and Allan Rowley terminated their employment contracts with MGT Capital Investments, Inc., but still held the offices of Chairman and Chief Executive Officer and Chief Financial Officer, respectively.

On December 13, 2010 Tim Paterson-Brown resigned as Chairman and Chief Executive Officer of MGT Capital Investments Inc. Effective December 13, 2010 and following the resignation of David Sumner on November 23, 2010, Tim Paterson-Brown became Chairman of Medicsight, the Company’s significant subsidiary. As such, an agreement between Medicsight and D4D was entered into for the provision of the services of an Executive Chairman. On February 18, 2011, Tim Paterson-Brown subsequently resigned as Chairman of Medicsight and was entitled to receive, and has been paid in the year ended December 31, 2011, a severance amount of $223 (£144).

On December 13, 2010 Allan Rowley resigned as Chief Financial Officer and took up office of Chief Executive Officer for MGT. Subsequently, Mr. Rowley resigned on February 7, 2011, to focus on the operations of Medicsight and currently holds the position of Chief Executive Officer of Medicsight.

On April 12, 2011, the agreement with D4D was renegotiated and a settlement agreement between MGT Capital Investments Inc. and D4D, Tim Paterson-Brown and Allan Rowley was executed and delivered. Under the settlement agreement, the following payments and assignments have been agreed to be made by the Company to D4D: £110 ($170) settlement fee, £80 ($124) recoverable local taxes, £17 ($25) estimated legal expense and the assignment of 1,250,000 shares of MDST common stock held by the Company to D4D valued at $84 at December 31, 2010. The parties, upon the terms and subject to the conditions of the settlement agreement and to the extent permitted by law, settled all claims arising out of the D4D Agreement and the respective directorships and employment arrangements with the Company and certain of its affiliates. The Company has accrued the outstanding severance amount of $281 (see note 10).

During the year ended December 31, 2010, MGT and Medicsight made payments to D4D totaling $511 and $31 respectively

Asia IT Capital Investments Ltd

A director of Asia IT is a brother of Tim Paterson-Brown (our former Chairman and former Chief Executive Officer).  In addition to the loan facilities made available by Asia IT to the Company and Medicsight plc, Asia IT received commissions on shares issuances and transactions in Fiscal 2007, 2006 and 2005.

During the year ended December 31, 2009 the Company placed monies on deposit with Asia IT. These monies earned interest at an annual rate of 3%. The funds were on call at any time. At December 31, 2009 the balance of monies on deposit with Asia IT was $992 which included $32 of interest income earned in the year ended December 31, 2009. No such amounts were on deposit with Asia IT as of December 31, 2010.

MGT has made various investments in XShares Group LLC (“XShares”); MGT was introduced to XShares by Asia IT.  In December 31, 2007 the Company invested $960 in XShares.  During the year ended December 31, 2008 the Company acquired shares valued at $2,040 in XShares and the combined investment was impaired to $600.  During the year ended December 31, 2009 the Company invested $2,000 in convertible notes with a principal of $2,100 in XShares Group LLC.  These notes and the investment were fully impaired in the year ended December 31, 2009.  For part of the year ended December 31, 2009 Tim Paterson-Brown was a director of XShares.  In Fiscal 2009 the equity investment, convertible notes and accrued interest were fully impaired. The investment in XShares was subsequently sold in March 2010 (see note 3).

In the year ended December 31, 2007 the Company invested $2,000 in HipCricket Inc. MGT was introduced to HipCricket Inc. by Asia IT Limited and a brother of Tim Paterson-Brown is a non-executive director of HipCricket Inc.  In Fiscal 2008 and 2009 the investment in HipCricket was impaired with a new carrying value of $224. The investment in HipCricket was subsequently sold in March 2010 (see note 3).

19.	Loans receivable — related party

Moneygate

In Fiscal 2009 we purchased 49% of the share capital of Moneygate Group Limited (“Moneygate”), a UK based firm of Independent Financial Advisors. On acquisition we provided loan facilities of £250 ($398) for working capital and £2,000 ($3,186) for acquisitions.  In the year ended December 31, 2009, the Company advanced a£250 ($398) working capital facility and £100 ($159) as part of a £2,000 ($3,186) acquisition facility to Moneygate, which was all outstanding at the year end. In the year ended December 31, 2010 we allowed a portion of the acquisition facility to be used for working capital as acquisitions had been delayed and Moneygate still required cash to fund its operations.

On August 3, 2010, Moneygate agreed to convert all monies advanced to July 31, 2010 £1,247 ($1,929), and future monies up to £2,000 ($3,094) in total in to convertible loan notes.  At this time, it was agreed that no further interest would be charged on the loan for acquisitions.

Also on August 3, 2010 MGT Capital Investments Limited (“MGT Ltd”), a company incorporated in England and Wales, and a wholly owned subsidiary of MGT Capital Investments, Inc., entered into an agreement with an unrelated third party for the sale of its Moneygate convertible loan note of £2,000 ($3,094). Under the terms of the above agreement MGT Ltd further advanced working capital funding. At November 18, 2010, MGT had advanced £1,025 ($1,586) for working capital and £460 ($712) for acquisitions.  The additional funds were to be offset against the staged payments of the £2,000 ($3,094) loan note sale.

On November 18, 2010 the previously executed agreement to sell the Moneygate convertible loan notes of up to £2,000 ($3,094) to a third party was terminated.  Following deeds of release between MGT Ltd and Moneygate; and MGT Ltd and the third party; MGT Ltd extended a loan agreement to Moneygate to fix its amount repayable at £1,485 ($2,298).  This loan agreement was repayable on or before 2 years after the effective date.  The loan accrued 5% interest per annum was secured by a debenture over the assets of Moneygate.  No further monies were advanced to Moneygate.

Prior to commencing negotiations with Committed Capital Nominees Limited (“Committed”) the Company engaged an outside valuation firm to perform a valuation on the Company’s investment and loan note receivable from Moneygate. This report concluded that on the scenario of Moneygate being unsuccessful in raising adequate finance then the value of the Company’s loan note receivable from Moneygate was £199 ($308). In the third quarter we impaired the carrying value of the loan notes receivable to the amount of the valuation and recorded a related impairment charge of £1,286 ($1,985).

On January 31, 2011, we entered into a Sale and Purchase Agreement with Committed. Pursuant to the Purchase Agreement, Committed has agreed to purchase from the Company and the Company has agreed to sell to Committed (i) all 9,607,843 shares of Moneygate which MGT owned, for consideration of £0.1 ($0.1); and (ii) to novate the benefit of a Facility Agreement dated November 18, 2010, between the Company and Moneygate, for consideration of £250 ($387). The Purchase Agreement is conditional upon the UK Financial Services Authority having given its written consent to the change of control of Moneygate. The change of control was approved on March 10, 2011, the £50 ($79) held in escrow was received by the Company on March 22, 2011. The remaining consideration of £200 ($308) was received by the Company on March 29, 2011.

At December 31, 2010, Moneygate is a related party. It was considered that the Company had significant influence over its operations and had representation on the board of directors (see note 18).

Dunamis

On September 6, 2010 Medicsight made a short-term loan of $1,100 (£711) to Dunamis repayable by December 31, 2010, along with $36 (£23) of interest.  Dunamis paid back the principal of $1,100 (£711) and interest of $48 (£31) on February 6, 2011 and February 10, 2011 respectively.  The funds were lent to Dunamis in order to achieve a higher rate of interest than we would have on deposit with a financial institution and also to demonstrate Medicsight’s financial ability to co-invest with a joint venture in the region using one of its UAE subsidiaries.  Dunamis had provided the assets of the business as collateral against the loan made by Medicsight. Dunamis is a related party as two directors of Medicsight are also directors of Dunamis Capital (see note 18).

20.	Subsequent Events

Line of Credit Facility

On April 12, 2011 the Company entered into a Revolving Line of Credit and Security Agreement with Laddcap Value Partners, LP (“Laddcap”) for up to $500 for a fifteen month term. The Agreement encompasses a standby commitment fee of two (2%) percent of the maximum loan amount along with an eight (8%) percent interest charge on any funds drawn. Laddcap is a related party as the Managing Partner and beneficial owner of LaddCap is a shareholder and Interim CEO of MGT.

Issuance of Restricted Shares

At the March 7, 2011 board meeting, the members of the Compensation and Nominations Committee approved a grant of 100,000 restricted shares of MGT common stock to the independent directors of the board, vesting one-third each six months from date of issue. The unvested shares are subject to forfeiture if the applicable director is not a director of the Company at the time the restricted shares are to vest.

Schedule II

MGT Capital Investments, Inc.

Valuation and Qualifying Accounts

	Balance at
	Beginning			Balance at
Deferred Tax Valuation Allowance	of year	Additions	Write-offs	end of year

2009	21,771	6,737	—	28,508
2010	28,508	3,231	8,151	23,588

The deferred tax valuation allowance applies to both operating loss carry-forwards and capital losses incurred by the Company and other temporary timing differences.