Form 10-Q
period 2011-03-31
MGT CAPITAL INVESTMENTS INC
filed 2011-05-13
CIK 1001601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

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

As of May 11, 2011 the registrant had outstanding 39,550,590 shares of common stock, $0.001 par value.

Table of Contents

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of MGT Capital Investments, Inc. and its consolidated subsidiaries (the “Company”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross profit, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the rate of market development and acceptance of medical imaging technology; the execution of restructuring plans; any statement concerning developments, performance or industry rankings relating to products or services; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the performance of contracts by suppliers, customers and partners; employee management issues; the difficulty of aligning expense levels with revenue changes; and other risks that are described herein, including but not limited to the specific risk areas discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this report, and that are otherwise described from time to time in the Company’s Securities and Exchange Commission reports filed after this report. The Company assumes no obligation and does not intend to update these forward-looking statements.

The Company’s main operating currency is U.K. Sterling (£) (“GBP”).

Table of Contents

All financial amounts are in thousands except share and per share data.

Item 1. Financial Statements.
MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

	March 31,	December 31,
	2011	2010 *
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,833	$8,434
Accounts receivable	24	46
Other receivables — related party	31	45
Prepaid expenses and other current assets	1,223	699
Deferred consideration for sale of assets	—	370
Loan receivable — related party — current	—	1,136
Total current assets	9,111	10,730

Property and equipment, at cost, net	231	247
Security deposits	188	191
Loan receivable — related party — long term	—	308
Total assets	$9,530	$11,476

Liabilities
Current liabilities:
Accounts payable	854	411
Accrued expenses	769	981
Other payables	107	158
Total current liabilities	1,730	1,550

Stockholders’ equity

Common stock, $0.001 par value: 75,000,000 shares authorized; 39,550,590 and 39,050,590 shares issued and outstanding at March 31, 2011 and December 31, 2010 respectively.	40	39
Additional paid-in capital	282,418	282,409
Accumulated other comprehensive loss	(4,802)	(5,005)
Accumulated deficit	(276,970)	(275,478)
Total stockholders’ equity	686	1,965
Non-controlling interest	7,114	7,961
Total equity	7,800	9,926

Total stockholders’ equity, liabilities and non-controlling interest	$9,530	$11,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

* Derived from audited financial information

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three months ended March 31,
	2011	2010

Revenues	$47	$62
Cost of revenue	4	—
Gross profit	43	62

Operating expenses
Selling, general and administrative	2,198	2,827
Research and development cost	440	396
	2,638	3,223

Operating loss	(2,595)	(3,161)

Interest and other income/(expense), net	21	(7)
Gain on sale of loan receivable — related party	81	—
	102	(7)

Net loss from continuing operations before income tax benefit	(2,493)	(3,168)

Income tax benefit	—	170

Net loss from continuing operations before non-controlling interest	(2,493)	(2,998)

Discontinued operations
Net loss from operations of Medicexchange, net of income tax benefit	—	(234)
Gain on sale of Medicexchange, net of income taxes	—	149
	—	(85)

Net loss before non-controlling interest	(2,493)	(3,083)

Net loss attributable to non-controlling interest	1,001	948

Net loss attributable to MGT Capital Investments, Inc.	$(1,492)	$(2,135)

Per share data:

Basic and diluted loss per share from continuing operations	$(0.04)	$(0.06)
Basic and diluted loss per share from discontinued operations	—	(0.01)
	$(0.04)	$(0.07)

Weighted average number of common shares outstanding	39,050,590	32,550,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands)

	Common stock		Additional paid-in	Accumulated comprehensive	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	Amount	capital	income/(loss)	deficit	equity	interest	equity
BALANCE, DECEMBER 31, 2010	39,051	$39	$282,409	$(5,005)	$(275,478)	$1,965	$7,961	$9,926
Issuance of restricted stock	500	1	(1)	—	—	—	—	—
Stock-based compensation			10	—	—	10	7	17
COMPREHENSIVE INCOME/(LOSS)
Net loss for the year			—	—	(1,492)	(1,492)	(1,001)	(2,493)
Translation adjustment				203		203	147	350
Total comprehensive loss						(1,289)	(854)	(2,143)
BALANCE, MARCH 31, 2011	39,551	$40	$282,418	$(4,802)	$(276,970)	$686	$7,114	$7,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2011	2010

Cash flows from operating activities:
Net loss before non-controlling interest	$(2,493)	$(3,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	234
Stock-based compensation expense	17	438
Depreciation	16	37
Interest expense	—	(3)
Gain on sale of loan receivable — related party	(81)	—
Profit on disposal of Medicexchange and other investments	—	(201)
(Increase)/decrease in assets
Accounts receivable	23	(4)
Other receivable — related party	16	(56)
Prepaid expenses and other current assets	(469)	(323)
Increase/(decrease) in liabilities
Accounts payable	372	(314)
Accrued expenses	(228)	(354)
Other payables	(37)	11
Net cash used in operating activities	(2,864)	(3,618)

Cash flows from investing activities:
Cash in Medicexchange subsidiaries disposed of	—	(1,101)
Repayment of Dunamis loan	1,100	—
Issuance of Moneygate loans receivable	—	(528)
Receipts from sale of Moneygate	401	—
Receipts of deferred consideration for sale of assets	370	—
Purchase of property, plant and equipment	—	(33)
Net cash provided by / (used in) by investing activities	1,871	(1,662)

Cash flows of discontinued operations
Net cash used in Medicexchange operating activities	—	(226)
Net cash used in discontinued operations	—	(226)

Effects of exchange rates on cash and cash equivalents	392	(1,059)
Net change in cash and cash equivalents	(601)	(6,565)
Cash and cash equivalents, beginning of period	8,434	22,165
Cash and cash equivalents, end of period	$7,833	$15,600

The accompanying notes are an integral part of these condensed consolidated statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share amounts)

1.    Organization, basis of presentation and liquidity

The accompanying unaudited condensed consolidated financial statements of MGT Capital Investments, Inc. (“MGT”, “the Company”, “the Group”, “we”, “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2011.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated.

MGT is a holding company.  We currently have a controlling interest in our operating subsidiary, Medicsight plc (“Medicsight”). We also have wholly owned subsidiaries MGT Capital Investments (U.K.) Limited, MGT Investments (Gibraltar) Limited, and Medicsight Nominees Limited.

•
Medicsight and its wholly owned subsidiaries is a medical technology company focusing on medical imaging software development and medical hardware devices. The Company is listed on the AIM Market of the London Stock Exchange (Ticker symbol “MDST”) and develops and commercializes enterprise-wide Computer-Aided Detection (“CAD”) applications which analyze Computer Tomography (“CT”) scans to assist radiologists in the early detection and measurement of colorectal polyps and lung lesions.  The Company has also developed an automated CO2 insufflation device (MedicCO2LON) which it commercializes through a global distributor. Medicsight currently has limited revenue and is awaiting regulatory approvals in key markets.  At March 31, 2011, the Company holds 86 million shares (55.30%) of the 155 million issued share capital of Medicsight. As a result of a settlement agreement entered into on April 12, 2011, 1,250,000 shares of MDST common stock held by the Company were transferred to a related party on April 28, 2011. The Company’s overall holding in Medicsight was reduced to 84.75 million shares (54.49%) of the 155 million issued share capital of Medicsight.

The Company has incurred significant operating losses since inception and is generating losses from operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $276,970 at March 31, 2011. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products the Company develops and markets will be accepted by consumers.

At March 31, 2011 Medicsight’s cash and cash equivalents were $7,014. Medicsight is hopeful of a decision from the U.S. Food and Drug Administration (“FDA”) regarding regulatory approvals for ColonCAD, following the review of responses to the FDA’s questions. Following a potential FDA approval, the Company expects sales to increase and may seek additional capital in order to fund its growth.

At March 31, 2011 MGT’s cash and cash equivalents were $819. On April 12, 2011 the Company entered into a Revolving Line of Credit and Security Agreement (“Agreement”) with Laddcap Value Partners, LP (“Laddcap”), a related party, for up to $500 for a fifteen month term. The Agreement encompasses a standby commitment fee of two (2%) percent of the maximum loan amount along with an eight (8%) percent interest charge on any funds drawn (see note 14).

Management believes that the current level of working capital, previous receipts from the sale of investments, together with the Agreement with Laddcap will be sufficient to allow the Company to maintain its operations through May 2012.

2.    Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the accounts of our Company plus wholly owned subsidiaries and our majority owned subsidiary Medicsight.  The functional currency of our subsidiary is their local currency, GBP.  All intercompany transactions and balances have been eliminated.  All foreign currency translation gains and losses arising on consolidation were recorded in stockholders’ equity as a component of accumulated other comprehensive income/(loss). Non-controlling interest represents the minority equity investment in any of the MGT group of companies, plus the minorities’ share of the net operating result and other components of equity relating to the non-controlling interest.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers investments with original maturities of three months or less to be cash equivalents.

Revenue Recognition

Medicsight

The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when there is persuasive evidence of an arrangement and that the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is probable.

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

Multiple-element arrangements — the Company enters into arrangements with resellers that include a combination of software products, maintenance and support.  For such arrangements, the Company recognizes revenue using the Multiple-Deliverable Revenue Arrangements. The Company allocates the total arrangement fee among the various elements of the arrangement based on the fair value of each of the undelivered elements. The fair value of maintenance and support services is established based on renewal rates.

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

Determining the appropriate fair value model and calculating the fair value of equity-based payment awards require the input of the subjective assumptions described above.  The assumptions used in calculating the fair value of equity-based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment.  As a result, if factors change and the Company uses different assumptions, our equity-based compensation expense could be materially different in the future.  In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest.  If our actual forfeiture rate is materially different from our estimate, the equity-based compensation expense could be significantly different from what the Company has recorded in the current period.

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

Fair value of financial instruments

The Company’s financial instruments include cash and cash equivalents, account receivable, accounts payable, and accrued expenses, which are short-term in nature. The Company believes the carrying value of these financial instruments reasonably approximates their fair value. At December 31, 2010, the Company had a receivable due from Dunamis Capital (“Dunamis”) of $1,136 that represented a concentration of credit risk. In February 2011, the Company received the total outstanding amounts due.

Investments

Investments in various corporations where our investment is less than 20% of issued share capital are accounted for under the cost method.  Investments where the Company holds between 20% and 50% of issued share capital and the Company has significant influence over the investee are accounted for under the equity method.  Moneygate Group Limited (“Moneygate”) was accounted for under the equity method.

 Property and equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is calculated using the straight-line method on the various asset classes over their estimated useful lives, which range from two to five years.  Leasehold improvements are depreciated over the term of the lease.

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

Calculating the estimated fair value of an asset involves significant judgments and a variety of assumptions.  Judgments that the Company makes concerning the value of intangible assets include assessing time and cost involved for development, time to market, and risks of regulatory failure or obsolescence (due to market, environmental or technological advances for example).  When calculating fair value based on discounted cash flows, the Company forecasts future operating results and future cash flows, which include long-term forecasts of revenue growth, gross profits and capital expenditures.

Income taxes

The Company applies the elements of FASB ASC 740-10 “Income Taxes — Overall” regarding accounting for uncertainty in income taxes.  This clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  As of March 31, 2011and December 31, 2010, the Company did not have any unrecognized tax benefits.  The Company does not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Consolidated Statements of Operations.  There was no interest and penalties for the three months ended March 31, 2011 and 2010.  Tax years beginning in 2004 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

The computation of diluted loss per share for the three months ended March 31, 2011 and 2010 excludes all options because they are anti-dilutive due to the loss.  For the three months ended March 31, 2011 there were 10,805,018 options excluded with a weighted average exercise price of $0.22 per share.  For the three months ended March 31, 2010 there were 11,077,732 options excluded with a weighted average exercise price of $0.90 per share.

Comprehensive income/(loss)

Comprehensive income/(loss) includes net income/(loss) and items defined as other comprehensive income/(loss).  Items defined as other comprehensive income/(loss), such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities, are separately classified in the consolidated financial statements.  Such items are reported in the Condensed Consolidated Statements of Stockholders’ Equity as accumulated other income/(loss).

Segment reporting

The Company reports the results of its operating segments.  The Company designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company also discloses information about products and services, geographic areas and major customers.  The Company operates in one main operational segment, Medicsight, a medical imaging and device hardware company, with MGT providing corporate management services.

3.    Divestment of investments and discontinued activities

On March 31, 2010 the Company sold its stock in Medicexchange and various non-core investments to an unrelated third party in return for consideration of £750 ($1,136).  This consideration was deferred and to be paid in installments through March 2011.  On August 30, 2010, at the request of the third party, and in discussion and negotiation with management, it was agreed that the remaining installments would be modified.  In accordance with this, as of December 31, 2010 £506 ($766) had been received.  The final installment of £244 ($370) was paid on March 29, 2011.

The investments disposed of and the related consideration is as follows:

Asset	Consideration
Medicexchange Limited	$927
Medicexchange, Inc.	1
HipCricket, Inc.	205
Eurindia Limited	1
XShares Group, Inc. equity	1
XShares Group, Inc. convertible notes	1
Total	$1,136

Eurindia Limited (“Eurindia”) and the XShares Group, Inc. (“XShares”) convertible notes and equity investment had been fully impaired so the consideration received represents the gain on sale recorded in the Condensed Consolidated Statement of Operations.  At March 31, 2010, HipCricket, Inc. (“HipCricket”) carrying value was $224, therefore a loss on disposal of $19 was recorded on March 31, 2010 (see note 6).

Before their disposal, Medicexchange Limited and Medicexchange Inc. were consolidated into the MGT condensed consolidated financial statements.  Consideration of $928 was allocated to Medicexchange and MGT recorded a gain on sale of $149, net of tax. This gain on sale has been recognized in discontinued operations. The operations of Medicexchange have been presented in discontinued operations up to the date of disposal, March 31, 2010.

Medicexchange’s operating results for the three months ending March 31, 2011 and 2010 are as follows.

	2011	2010

Revenue	$—	$15
Operating expenses	—	(249)
Net loss from operations	—	(234)

4.    Cash and cash equivalents

We invest our cash in short-term deposits with major banks.  As of March 31, 2011 we held $7,833 of cash and cash equivalents.

Cash and cash equivalents consist of cash and temporary investments with maturities of 90 days or less when purchased.

Concentrations

The Company maintains its cash and cash equivalents at major financial institutions in Europe, United States of America (“USA”), United Arab Emirates (“UAE”) and Australia.  Cash held in foreign institutions is not insured by the Federal Deposit Insurance Corporation and amounted to $7,814 at March 31, 2011 and $8,433 at December 31, 2010. The Company periodically evaluates the relative credit standing of financial institutions considered in its cash investment strategy.

5.    Loans receivable — related party

Moneygate

In Fiscal 2009 we purchased 49% of the share capital of Moneygate. Moneygate was a related party as we had significant influence over it and had representation on its board of directors. On acquisition we provided loan facilities of £250 ($398) for working capital and £2,000 ($3,186) for acquisitions.  In the fiscal year ended December 31, 2009, the Company advanced a £250 ($398) working capital facility and £100 ($159) as part of a £2,000 ($3,186) acquisition facility to Moneygate, which was all outstanding at the year end. In the fiscal year ended December 31, 2010 we allowed a portion of the acquisition facility to be used for working capital as acquisitions had been delayed and Moneygate still required cash to fund its operations.

On August 3, 2010, Moneygate agreed to convert all monies advanced to July 31, 2010 £1,247 ($1,999), and future monies up to £2,000 ($3,207) in total into convertible loan notes.  At this time, it was agreed that no further interest would be charged on the loan for acquisitions.

Also on August 3, 2010, MGT Capital Investments (U.K.) Limited (“MGT Ltd”), a company incorporated in England and Wales, and a wholly owned subsidiary of the Company, entered into an agreement with an unrelated third party for the sale of its Moneygate convertible loan note of £2,000 ($3,207). Under the terms of the above agreement MGT Ltd further advanced working capital funding. At November 18, 2010, MGT had advanced £1,025 ($1,643) for working capital and £460 ($738) for acquisitions.  The additional funds were to be offset against the staged payments of the £2,000 ($3,207) loan note sale.

On November 18, 2010 the previously executed agreement to sell the Moneygate convertible loan notes of up to £2,000 ($3,207) to a third party was terminated.  Following deeds of release between MGT Ltd and Moneygate; and MGT Ltd and the third party; MGT Ltd extended a loan agreement to Moneygate to fix its amount repayable at £1,485 ($2,381).  This loan agreement was repayable on or before two (2) years after the effective date.  The loan accrued 5% interest per annum and was secured by a debenture over the assets of Moneygate.  No further monies were advanced to Moneygate.

Prior to commencing negotiations with Committed Capital Nominees Limited (“Committed”) the Company engaged an outside valuation firm to perform a valuation on the Company’s investment and loan note receivable from Moneygate. This report concluded that on the scenario of Moneygate being unsuccessful in raising adequate finance then the value of the Company’s loan note receivable from Moneygate was £199 ($320). In the third quarter of 2010 we impaired the carrying value of the loan notes receivable to the amount of the valuation and recorded a related impairment charge of £1,286 ($2,061).

On January 31, 2011, we entered into a Sale and Purchase Agreement with Committed (the “Purchase Agreement”). Pursuant to the Purchase Agreement, Committed has agreed to purchase from the Company and the Company has agreed to sell to Committed (i) all 9,607,843 shares of Moneygate which MGT owned, for consideration of £0.096 ($0.154); and (ii) to novate the benefit of the Facility Agreement dated November 18, 2010, between the Company and Moneygate, for consideration of £250 ($401), resulting in a gain on sale of £51 ($81). The Purchase Agreement was conditional upon the U.K. Financial Services Authority having given its written consent to the change of control of Moneygate. The change of control was approved on March 10, 2011, and the £50 ($80) held in escrow was received by the Company on March 22, 2011. The remaining consideration of £200 ($321) was received by the Company on March 29, 2011.

At December 31, 2010 and through to disposal on March 29, 2011, Moneygate was a related party. It was considered that the Company had significant influence over its operations and had representation on the board of directors (see note 12).

Dunamis

On September 6, 2010 Medicsight made a short-term loan of $1,100 (£686) to Dunamis repayable by December 31, 2010, along with $36 (£22) of interest. Dunamis paid back the principal of $1,100 (£686) and interest of $48 (£30) on February 6, 2011 and February 10, 2011 respectively. The funds were lent to Dunamis in order to achieve a higher rate of interest than we would have on deposit with a financial institution and also to demonstrate Medicsight’s financial ability to co-invest with a joint venture in the region using one of its UAE subsidiaries. Dunamis had provided the assets of the business as collateral against the loan made by Medicsight. Dunamis is a related party as two directors of Medicsight are also directors of Dunamis Capital (see note 12).

6.    Investments at cost

We account for investments in non-marketable securities under the cost method of accounting where we own less than a 20% interest in each of the companies and we do not have significant influence over the entity.  We continually review each investment to assess for other-than-temporary decreases in value.

Eurindia Limited

In 2000 MGT invested in Eurindia, a U.K. company that invested in IT start-up companies.  MGT had a 6% holding in Eurindia and accounted for this investment on a cost basis.  As of December 31, 2009 this investment had been fully impaired.  On March 31, 2010 we disposed of all of our holding in Eurindia for $1 leading to a gain on sale of $1 (see notes 3 and 7).

XShares Group

In 2007 and 2008 we invested $3,000 in Series C preferred shares of XShares, an investment advisor that creates, issues and supports exchange traded funds with a particular healthcare specialty.  In the fiscal year ended December 31, 2009 the Company also invested $2,000 in XShares convertible notes with a principal of $2,100 (see note 7).  As of December 31, 2009 the equity investment and the convertible notes were fully impaired. On March 31, 2010 we disposed of all of our equity holdings in XShares for $1 and the convertible notes for $1, leading to a gain on sale of $2 (see notes 3 and 7).

HipCricket, Inc.

In Fiscal 2007 we invested $2,000 in HipCricket, a company engaged in mobile marketing.  In the fiscal year ended December 31, 2009 HipCricket Inc. was delisted from the AIM Market and we accounted for it as an investment held at cost.  In the year ended December 31, 2009, the investment was written down to $224.  On March 31, 2010 we disposed of all of our holdings in HipCricket for $205 resulting in a loss on sale of $19 (see notes 3 and 7).

7.    Interest and other income (and expense)

We had the following other income and expense amounts:

	Three months ended March 31,
	2011	2010
Loss on sale of HipCricket	—	(19)
Gain on sale of XShares convertible note	—	1
Gain on sale of XShares equity	—	1
Gain on sale of Eurindia	—	1
Interest Income	21	9
Total	$21	$(7)

8.    Comprehensive loss

Comprehensive losses for the three months ended March 31, 2011 and 2010 are as follows:

	Three months ended March 31,
	2011	2010

Net loss as reported	$(2,493)	$(3,083)
Other comprehensive loss
Unrealized foreign exchange gain/(loss)	350	(1,257)
Comprehensive loss	(2,143)	(4,340)
Comprehensive loss attributable to non-controlling interest	(854)	(1,330)
Comprehensive loss attributable to MGT Capital Investments, Inc.	$(1,289)	$(3,010)

9.    Reconciliation of Medicsight results and US GAAP consolidated results

Medicsight listed on the AIM Market of the London Stock Exchange on June 21, 2007.  AIM listing rules require Medicsight to publish results under International Financial Reporting Standards (“IFRS”) in GBP.

The following is reconciliation between Medicsight published financial statements and the US GAAP consolidated results (in thousands):

	Medicsight plc	Medicsight plc	Medicsight plc	Medicexchange Discontinued Operations	Corporate and Other	Total
	(IFRS)	GAAP	(US GAAP)	(US GAAP)	(US GAAP)	(US GAAP)
		Adjustments

Three months ended March 31, 2011
Net revenue from external customers	$47	$—	$47	$—	$—	$47
Operating loss	(2,347)	81	(2,266)	—	(329)	(2,595)
Assets	$8,216	$—	$8,216	$—	$1,314	$9,530

Three months ended March 31, 2010
Net revenue from external customers	$62	—	$62	$—	$—	$62
Operating loss	(2,004)	(238)	(2,242)	—	(919)	(3,161)
Assets	$14,773	—	$14,773	$—	$4,650	$19,423

The principal GAAP adjustments are the accounting for stock options and cumulative translation adjustments.

10.           Stock-based compensation

Medicsight has the following thirteen Stock Option Plans: .

Plan A — on February 26, 2003 we approved stock option plan “A” and in the period ended June 30, 2003 we granted options for 2,971,000 shares under this plan.  At March 31, 2011 there were nil options outstanding.

Plan B — on August 15, 2005 we approved stock option plan “B” and between July 1, 2003 and March 31, 2005 we granted options for 3,420,500 shares under this plan.  At March 31, 2011 there were 150,000 options outstanding, all of which were exercisable.

Plan C — on August 15, 2005 we approved stock option plan “C” and between April 1, 2005 and June 30, 2006 we granted options for 515,000 shares under this plan.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from date of grant.  At March 31, 2011 there were 85,000 options outstanding, all of which were exercisable.

Plan D — On July 13, 2006 we approved stock option plan “D” and granted options for 1,375,000 shares under this plan.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant. At March 31, 2011 there were nil options outstanding.

Plan E — on February 22, 2007 we approved and granted options for 5,900,000 shares under stock option plan “E”.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months.  At March 31, 2011 there were 790,000 options outstanding, all of which were exercisable.

Plan F — on May 16, 2007 we approved and subsequently granted options for 350,000 shares under stock option plan “F”.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At March 31, 2011 there were 50,000 options outstanding, all of which were exercisable.

Plan G — on December 18, 2007 we approved and subsequently granted options for 3,025,000 shares under stock option plan “G”.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At March 31, 2011 there were 150,000 options outstanding, all of which were exercisable.

Plan H — on June 2, 2008 we approved and subsequently granted options for 750,000 shares under stock option plan “H”. Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At March 31, 2011 there were nil options outstanding.

Plan I — on December 16, 2008 we approved and subsequently granted options for 1,805,000 shares under stock option plan “I”. Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At March 31, 2011 there were 100,000 options outstanding, of which 66,667 were exercisable.

Plan J — on May 14, 2009 we approved and subsequently granted options for 7,848,750 shares under stock option plan “J”.  Options under this plan vest in equal one-sixths for each six months that employees have been employed for 6, 12, 18, 24, 30 and 36 months from the grant date.  At March 31, 2011 there were 6,130,018 options outstanding, of which 3,283,885 were exercisable.

 Plan K — on May 20, 2009 we approved and subsequently granted options for 300,000 shares under stock option plan “K”.  Options under this plan vested in three tranches in the period to December 31, 2009.  At March 31, 2011 there were nil outstanding options.

Plan L — on January 26, 2010 we approved and subsequently granted options for 100,000 shares under stock option plan “L”.  Options under this plan vest in equal one-sixths after employees have been employed for 6, 12, 18, 24, 30 and 36 months from the grant date.  At March 31, 2011 there were 100,000 options outstanding, 33,333 of which were exercisable.

Plan M — on December 13, 2010 we approved and subsequently granted options for 5,375,000 shares under stock option plan “M”.  Options under this plan vest in equal one-sixths after employees have been employed for 6, 12, 18, 24, 30 and 36 months from the grant date.  At March 31, 2011 there were 3,250,000 options outstanding, none of which were exercisable.

The following weighted average assumptions were used to estimate the fair value of stock options granted during the three months ended March 31, 2010. No grants were issued in the three months ended March 31, 2011.

Three Months Ended March 31, 2010

Dividend yield	0%
Expected volatility	88%
Risk-free interest rate	3.96%
Expected life of options	5.9 years

The assumptions above are based on multiple factors including U.K. Treasury Bonds for the risk-free rate at the time of grant, expected future exercising patterns (we cannot base the estimate on the historical exercise patterns as no options have been exercised) and the volatility of Medicsight’s own stock price.

The assumptions used in the Black-Scholes option valuation model are highly subjective, and can materially affect the resulting valuation.

The following table summarizes stock option activity for the three months ended March 31, 2011 under all option plans:

	Outstanding		Exercisable
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price

Outstanding at December 31, 2010	13,703,334	£0.13 ($0.20)	4,928,052	£0.23 ($0.37)

Granted	—	—
Exercised	—	—
Forfeited	(2,898,316)	£0.06 ($0.10)

Outstanding at March 31, 2011	10,805,018	£0.14 ($0.22)	4,608,885	£0.25 ($0.39)

The following is a summary of the status of stock options outstanding at March 31, 2011:

	Outstanding Options			Exercisable Options
	Number	Remaining Contractual Life (years)	Average Exercise Price	Number	Average Exercise price

Medicsight Plan B	150,000	3.5	£0.75 ($1.20)	150,000	£0.75 ($1.20)
Medicsight Plan C	85,000	4.8	£0.75 ($1.20)	85,000	£0.75 ($1.20)
Medicsight Plan E	790,000	5.9	£0.50 ($0.80)	790,000	£0.50 ($0.80)
Medicsight Plan F	50,000	6.2	£0.75 ($1.20)	50,000	£0.75 ($1.20)
Medicsight Plan G	150,000	6.7	£1.10 ($1.76)	150,000	£1.10 ($1.76)
Medicsight Plan I	100,000	7.8	£0.24 ($0.38)	66,667	£0.24 ($0.38)
Medicsight Plan J	6,130,018	8.1	£0.09 ($0.14)	3,283,885	£0.09 ($0.14)
Medicsight Plan L	100,000	8.8	£0.09 ($0.14)	33,333	£0.09 ($0.14)
Medicsight Plan M	3,250,000	9.8	£0.05 ($0.08)	—	£0.05 ($0.08)

On November 30, 2010, Mr. David Sumner, Chairman of Medicsight, resigned from his position within the group. Immediately after his resignation, a two year consultancy agreement was signed whereby Mr. Sumner would continue to assist the group in its commercial needs. As part of this agreement, Mr. Sumner was to continue to vest his existing Medicsight Plan J options throughout the consultancy period. A modification of the 2,000,000 existing options has been accounted for, and is not considered to be material to the overall financial statements.

The Company has recorded the following amounts related to its share-based compensation expense in the accompanying Condensed Consolidated Statements of Operations:

	Three months ended March 31,
	2011	2010
Selling, general and administrative	$3	$421
Research and development	14	17
Discontinued operations	—	11
Total	$17	$449

Of the $17 stock-based expense for the three months ended March 31, 2011 $7 was allocated to non-controlling interest.

The aggregate intrinsic value for options outstanding and exercisable at March 31, 2011 and 2010 was $nil.

A summary of non-vested options at March 31, 2011 and the change during the three months ended March 31, 2011 is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested options at January 1, 2011	8,775,282	£0.10	$(0.16)
Granted	—	—	—
Vested	(16,657)	£0.04	$(0.07)
Forfeited	(2,562,492)	£0.09	$(0.14)
Nonvested options at March 31, 2011	6,196,133	£0.11	$(0.18)

Issuance of restricted shares

At the March 7, 2011 board meeting, the members of the Compensation and Nominations Committee approved the grant of 500,000 restricted shares of MGT common stock, with each independent director of the board receiving 100,000 restricted shares. The restricted shares vest one-third each six months from date of issue. The unvested shares are subject to forfeiture if the applicable director is not a director of the Company at the time the restricted shares are to vest. The restricted shares were valued at their fair market value on date of issue, of which the share-based compensation expense will be recognized over their vesting period.

A summary of non-vested restricted shares at March 31, 2011 and the change during the three months ended March 31, 2011 is presented below.

	Options	Weighted Average Grant Date Fair Value
Nonvested restricted share at January 1, 2011	—	—	—
Granted	500,000	£0.21	$(0.34)
Vested	—	—	—
Forfeited	—	—	—
Nonvested restricted shares at March 31, 2011	500,000	£0.21	$(0.34)

In the three months ended March 31, 2011, the Company recognized $1 share-based compensation expense relating to the issuance of the restricted shares.

Unrecognized compensation cost

As of March 31, 2011 there was $645 of total unrecognized compensation cost related to non-vested share-based compensation arrangement. Of the $645 total unrecognized compensation cost, $475 related to non-vested share-based compensation granted under the option plans, and $170 related to non-vested share-based compensation granted under the restricted stock issuance. That cost is expected to be recognized over a weighted average period of 1.77 years.

11.           Stockholders equity and non-controlling interest

The Company has non-controlling investors in Medicsight as follows:

Medicsight
Non-controlling interest at January 1, 2011	$7,961
Non-controlling share of losses	(1,001)
Non-controlling interest share of stock-based compensation expense	7
Non-controlling interest share of other comprehensive income	147
Non-controlling interest at March 31, 2011	$7,114

12.   Related party transactions

Accsys Technologies

Tim Paterson-Brown, our former Chairman and Chief Executive Officer, was a non-executive director of Accsys Technologies plc (“Accsys”), but resigned from this position on April 6, 2010.  Accsys’ subsidiary, Titan Wood Limited, rents space at 66 Hammersmith Road, London W14 8UD, United Kingdom.  During the three months ended March 31, 2011 and 2010 respectively, £29 ($46) and £40 ($61) of office related costs were recharged to Titan Wood Limited.  At March 31, 2011 there was a balance receivable from Titan Wood Limited of £20 ($30) of which £9 ($15) remains unpaid as of May 12, 2011.  This is payable within 30 days under the terms of the invoice.

Moneygate Group

In Fiscal 2009 we purchased 49% of the share capital of Moneygate.  On acquisition we provided loan facilities of £250 ($398) for working capital and £2,000 ($3,186) for acquisitions and subsequently entered into various transactions with Moneygate and other non-related parties.

At December 31, 2010, and through to its disposal Moneygate was a related party. It was considered that the Company had significant influence over its operations and had representation on the board of directors. Due to this significant influence, we account for it under the equity method. Since the investment was acquired at a nominal value, also its fair value, and had incurred losses since we made our investment, it was recorded in the consolidated financial statements at a value of $nil at December 31, 2010 and 2009.

On January 31, 2011, we entered into a Sale and Purchase Agreement with Committed (the “Purchase Agreement”). Pursuant to the Purchase Agreement, Committed has agreed to purchase from the Company and the Company has agreed to sell to Committed (i) all 9,607,843 shares of Moneygate which MGT owned, for consideration of £0.096 ($0.154); and (ii) to novate the benefit of a Facility Agreement dated November 18, 2010, between the Company and Moneygate, for consideration of £250 ($401), resulting in a gain on sale of £51 ($81). The Purchase Agreement was conditional upon the U.K. Financial Services Authority having given its written consent to the change of control of Moneygate. The change of control was approved on March 10, 2011, the £50 ($80) held in escrow was received by the Company on March 22, 2011. The remaining consideration of £200 ($321) was received by the Company on March 29, 2011.

Dunamis Capital

Allan Rowley, former Chief Executive Officer and former Chief Financial Officer of MGT and current Chief Executive Officer of Medicsight, along with David Sumner, former Chairman of Medicsight, are both directors of Dunamis. Dunamis is a United Arab Emirates (“UAE”) registered company regulated by the Dubai Financial Services Authority (“DFSA”). Dunamis is 100% owned by David Sumner and was set up, by David with Allan Rowley’s financial consulting assistance, as a corporate financing and advisory firm. On September 6, 2010 Medicsight made a short-term loan of $1,100 (£686) to Dunamis.

In February 2011 the Company, following consultation with its nominated advisor noted that as a result of Mr Sumner’s relationships with both Dunamis and Medicsight, the Loan constituted a related party transaction under Rule 13 of AIM Rules for Companies. Rule 13 requires that an AIM company must issue notification without delay as soon as the terms of a transaction with a related party are agreed. The independent directors, having consulted with the Company’s nominated adviser, consider that the terms of the transaction were fair and reasonable insofar as shareholders were concerned. On February 18, 2011 the Company issued a notice detailing the terms of the transaction with the related party. Furthermore, the Board is currently undertaking a full review of the Company’s internal procedures in consultation with the Company’s nominated adviser. The Company is also is exploring setting up an AIM compliance committee to ensure that the Company is acting in accordance with AIM Rules.

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

On executing the contract with D4D on July 29, 2010, Tim Paterson-Brown and Allan Rowley terminated their employment contracts with MGT, but still held the offices of Chairman and Chief Executive Officer and Chief Financial Officer, respectively.

On December 13, 2010 Tim Paterson-Brown resigned as Chairman and Chief Executive Officer of MGT. Effective December 13, 2010 and following the resignation of David Sumner on November 23, 2010, Tim Paterson-Brown became Chairman of Medicsight, the Company’s significant subsidiary. As such, an agreement between Medicsight and D4D was entered into for the provision of the services of an Executive Chairman. On February 18, 2011, Tim Paterson-Brown subsequently resigned as Chairman of Medicsight and was entitled to receive, and has been paid on February 18, 2011, a severance amount of £144 ($231).

On December 13, 2010 Allan Rowley resigned as Chief Financial Officer and took up office of Chief Executive Officer for MGT. Subsequently, Mr. Rowley resigned on February 7, 2011, to focus on the operations of Medicsight and currently holds the position of Chief Executive Officer of Medicsight.

On April 12, 2011, the agreement with D4D was renegotiated and a settlement agreement between MGT and D4D, Tim Paterson-Brown and Allan Rowley was executed and delivered. Under the settlement agreement, the following payments and assignments have been agreed to be made by the Company to D4D: £110 ($176) settlement fee, £80 ($128) recoverable local taxes, £17 ($29) estimated legal expense and the assignment of 1,250,000 shares of MDST common stock held by the Company to D4D valued at $75 at March 31, 2011. The parties, upon the terms and subject to the conditions of the settlement agreement and to the extent permitted by law, settled all claims arising out of the D4D Agreement and the respective directorships and employment arrangements with the Company and certain of its affiliates. As of March 31, 2011 the Company has continued to accrue for, and previously expensed, the outstanding severance amount of $280.

During the three months ended March 31, 2011, MGT and Medicsight made payments to D4D totaling $304 and $313, respectively.

Asia IT Capital Investments Ltd

A director of Asia IT is a brother of Tim Paterson-Brown (our former Chairman and former Chief Executive Officer).

During the fiscal year ended December 31, 2009 the Company placed monies on deposit with Asia IT. These monies earned interest at an annual rate of 3%. The funds were on call at any time. At December 31, 2009 the balance of monies on deposit with Asia IT was $992 which included $32 of interest income earned in the fiscal year ended December 31, 2009. No such amounts were on deposit with Asia IT as of March 31, 2011.

In the fiscal year ended December 31, 2007 the Company invested $2,000 in HipCricket Inc. MGT was introduced to HipCricket Inc. by Asia IT Limited and a brother of Tim Paterson-Brown is a non-executive director of HipCricket Inc.  In Fiscal 2008 and 2009 the investment in HipCricket was impaired with a new carrying value of $224. The investment in HipCricket was subsequently sold in March 2010.

There have been no transactions with, or facilitated by, Asia IT in the fiscal years 2011 and 2010.

13.   Operating leases, commitments and security deposit

On August 25, 2006 we executed a 10-year agreement with Pirbright Holdings Limited, to lease 8,787 square feet of office space at the Kensington Centre, 66 Hammersmith Road, London W14 8UD, United Kingdom.  Under this lease agreement our U.K. property rent, services and related costs are approximately £330 ($529) per annum, paid quarterly in advance. The Company has exercised its right to terminate the lease upon completion of the fifth year (August 24, 2011) and is currently reviewing alternative properties and as such minimum rental payments subsequent to this date have not been included in the schedule below.

We have two 10-month rent-free periods: the first commencing August 25, 2006; the second commencing August 25, 2011.  We have accounted for this lease as an operating lease and have accounted for the lease rental expenses on a straight-line basis over the period of the lease. The difference between the amount paid and straight-lining of rent over the period of the lease is not material.

We also have a satellite office in Tokyo, Japan, with a two-year rental agreement that began in March 2010.

The following is a schedule of the future minimum rental payments required under operating leases that have initial or remaining non-cancellable terms in excess of one year:

Year Ending

2011 (remaining nine months)	$200
2012	27
Total	$227

The total lease rental expense was $143 and $142 for the three months ended March 31, 2011 and 2010 respectively.

Other commitments

In July 2008 we entered into an agreement with a partner to develop interfaces for our software.  We have committed to pay Euros €1,445 ($2,037) over an expected thirty-six month period with the option to terminate the agreement with six months written notice.  At March 31, 2011 we have paid Euros €845 ($1,191).  These payments will be recovered against future royalty payments, should the products be successfully commercialized.  These payments have been expensed to the income statement and classified as research and development.

14.           Line of credit facility

On April 12, 2011 the Company entered into a Revolving Line of Credit and Security Agreement with Laddcap for up to $500 for a fifteen month term. The Agreement encompasses a standby commitment fee of two (2%) percent of the maximum loan amount along with an eight (8%) percent interest charge on any funds drawn. Laddcap is a related party as the Managing Partner and beneficial owner of LaddCap is a shareholder and Interim Chief Executive Officer of MGT. No amounts have been drawn down against the facility as of the date of the filing of the Company’s Form 10-Q for the quarterly period ended March 31, 2011.

Item 2         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and notes thereto contained in Item 1 of Part I of this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto as of and for the fiscal year ended December 31, 2010 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the "2010 Form 10-K") filed with the SEC to provide an understanding of our results of operations, financial condition and cash flows.

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

Executive summary:

MGT is a holding company comprised of MGT, the parent company and its wholly-owned subsidiaries:  MGT Capital Investments (U.K.) Limited, MGT Investments (Gibraltar) Limited, and Medicsight Nominees Limited.  In addition we also have a controlling interest in our operating subsidiary, Medicsight including its wholly owned subsidiaries.

Medicsight is a medical technology company focusing on medical imaging software development and medical hardware devices. The Company is listed on the AIM Market of the London Stock Exchange (Ticker symbol “MDST”) and develops and commercializes enterprise-wide Computer-Aided Detection (“CAD”) applications which analyze Computer Tomography (“CT”) scans to assist radiologists in the early detection and measurement of colorectal polyps and lung lesions.  The CAD software has received a CE Mark which allows for sales in the European Union; however, revenue is presently limited as Medicsight attempts to receive regulatory approvals in other key markets.  Medicsight has also developed an automated CO2 medical inflation device and associated disposable tubing (MedicCO2LON) that is being commercialized via a global distributor. On March 31, 2011, the Company held 86 million shares (55.30%) of the 155 million issued share capital of Medicsight.

With respect to regulatory approvals for ColonCAD, Medicsight received a second request for Additional Information (“AI”) from the U.S. Food and Drug Administration  (“FDA”) in January 2010. After working closely with the clinical, statistical and legal advisors, Medicsight sent a comprehensive response to the FDA on June 2, 2010. Following this response, the FDA  asked a series of informal questions including a request for additional statistical analysis on the submission data. Medicsight completed the analysis and responded to the FDA on March 7, 2011, and is currently awaiting feedback from the FDA on the status of the application. In Japan the Ministry of Health, Labour and Welfare (“MHLW”) regulatory authorities are performing the reliability audit phase of their review and have requested some additional data. Medicsight is in the process of responding to this request.

At March 31, 2011 the Company had cash and cash equivalents of $7,833 compared to $8,434 as of December 31, 2010.  The decrease is mainly attributable to cash used in operating activities ($2,864), offset by cash received in investing activities ($1,871).

As a result of the settlement agreement entered into with D4D Limited  (“D4D”) on April 12, 2011, 1,250,000 shares of MDST common stock held by the Company was transferred to a related party on April 28, 2011. The Company’s overall holding in Medicsight was reduced to 84.75 million shares (54.49%) of the 155 million issued share capital of Medicsight.

On January 31, 2011, the Company entered into a Sale and Purchase Agreement (the “Purchase Agreement”) with Committed Capital Nominees Limited (“Committed”). Pursuant to the Purchase Agreement, Committed agreed to purchase from the Company and the Company agreed to sell to Committed (i) all 9,607,843 shares of Moneygate which MGT owned, for consideration of £0.096 ($0.154); and (ii) novated the benefit of a Facility Agreement dated November 18, 2010, between the Company and Moneygate, for consideration of £250 ($401), recording a gain on sale of £50 ($81). The Purchase Agreement was conditional upon the U.K. Financial Services Authority having given its written consent to the change of control of Moneygate. The change of control was approved on March 10, 2011, the £50 ($80) held in escrow was received by the Company on March 22, 2011. The remaining consideration of £200 ($321) was received by the Company on March 29, 2011.

At the March 7, 2011 board meeting, the members of the Compensation and Nominations Committee approved the grant of 500,000 restricted shares of MGT common stock, with each independent director of the board receiving 100,000 restricted shares. The restricted shares vest one-third each six months from date of issue. The unvested shares are subject to forfeiture if the applicable director is not a director of the Company at the time the restricted shares are to vest.

Results of operations:

The Company achieved the following results in the three months ended March 31, 2011:

•	Revenue from license and other sales was $47 (2010: $62).

•	Operating expenses decreased 18% to $2,638 (2010: $3,223).

•	Net loss attributable to MGT decreased 30% to $1,492 (2010: $2,135) and resulted in a loss per share of $0.04 (2010: $0.07).

Revenue remains limited as Medicsight awaits regulatory approvals in what we consider to be our key markets of the USA and Japan.

Parent Holding Company operating results

Operating losses in the parent holding company for the three months ended March 31, 2011, are $329 (2010: $919). The largest items of operating expense are salaries and wages, $74 (2010: $270), legal and professional fees, $124 (2010: $457) and travel costs, $29 (2010: $22).

Medicsight operating results
	Three months ended March 31,
	2011	2010

Revenue	$47	$62
Cost of revenue	4	—
Gross margin	43	62
Operating expenses	2,309	2,304
Research and development (included in operating expenses)	440	396
Operating loss	(2,266)	(2,242)
Interest and other income	23	16
Depreciation	14	16
Stock-based compensation	17	209
Cash	7,014	13,762
Net assets	7,583	13,934

In the three months ended March 31, 2011 Medicsight has sold CAD licenses primarily in Europe where it has regulatory approvals. Revenues from CAD products were $41 (2010: $62).

In the three months ended March 31, 2011, revenue of $6 (2010: $nil) had been recognized through MedicCO2LON sales. Cost of revenue for the period was $4 (2010: $nil).

With respect to regulatory approvals for ColonCAD, Medicsight received a second request for Additional Information (AI) from the FDA in January 2010. After working closely with the clinical, statistical and legal advisors, Medicsight sent a comprehensive response to the FDA on June 2, 2010. Following this response, the FDA asked a series of informal questions including a request for additional statistical analysis on the submission data. Medicsight completed the analysis and responded to the FDA on March 7, 2011, and is currently awaiting feedback from the FDA on the status of the application. In Japan the Ministry of Health, Labour and Welfare regulatory authorities are performing the reliability audit phase of their review and have requested some additional data which the Company is in the process of responding to.

Research and development is made up of staff, staff related consultancy, stock options and product development software costs expensed on the research and development of Medicsight’s products.  There has been an increase of 11% compared to previous year as the company continues to develop new products in line with its long-term plans.

In the three months ended March 31, 2011 stock-option expense declined as the result of forfeitures of options within the period.

Interest and other income has increased due to interest received from the Dunamis loan. This was offset by lower bank interest as cash balances were lower than in 2010 due to cash outflows for continuing operations.

Other investments:

Other Investments: Moneygate Group Limited

In Fiscal 2009 we purchased 49% of the share capital of Moneygate Group Limited (“Moneygate”), a U.K. based firm of Independent Financial Advisors. On acquisition we provided loan facilities of £250 ($398) for working capital and £2,000 ($3,186) for acquisitions.  In the fiscal year ended December 31, 2009, the Company advanced to Moneygate a £250 ($398) working capital facility and £100 ($159) as part of the acquisition facility, all of which was all outstanding at the year end. In the fiscal year ended December 31, 2010 we allowed a portion of the acquisition facility to be used for working capital as acquisitions were delayed and Moneygate required cash to fund its operations.

On August 3, 2010, Moneygate agreed to convert all monies advanced through July 31, 2010, totaling £1,247 ($1,999), as well as any future monies advanced pursuant to the credit facilities into convertible loan notes.  Also at this time, it was agreed that no further interest would be charged on the loan amounts outstanding under the acquisition facility.

Also on August 3, 2010 MGT Capital Investments Limited (“MGT Ltd”), a company incorporated in England and Wales, and a wholly owned subsidiary of MGT, entered into an agreement with an unrelated third party for the sale of its Moneygate convertible loan notes. Under the terms of this agreement MGT Ltd provided further working capital and acquisition funding to Moneygate. At November 18, 2010, MGT had advanced to Moneygate a total of £1,025 ($1,643) for working capital and £460 ($738) for acquisitions.  The added funding was to be offset at the closing of the convertible note sale.

On November 18, 2010 the previously executed agreement to sell the Moneygate convertible loan notes to a third party was terminated.  Following deeds of release between MGT Ltd and Moneygate, and MGT Ltd and the third party, MGT Ltd and Moneygate reached an agreement to convert the convertible loan notes into a new two-year secured term loan. The principal amount repayable of £1,485 ($2,381) accrued 5% interest per annum, and was secured by a debenture over the assets of Moneygate.  No further monies were advanced to Moneygate after this date.

Prior to commencing negotiations with Committed Capital Nominees Limited (“Committed”) the Company engaged an outside valuation firm to perform a valuation on the Company’s equity investment and loan note receivable from Moneygate. This report concluded that the value of the Company’s loan note receivable from Moneygate was £199 ($320). In the third quarter of 2010, we impaired the carrying value of the loan notes receivable to the amount of the valuation and recorded a related impairment charge of £1,286 ($2,061).

On January 31, 2011, we entered into a Sale and Purchase Agreement with Committed whereby Committed agreed to purchase from the Company and the Company has agreed to sell to Committed (i) all 9,607,843 shares of Moneygate which MGT owned, for consideration of £0.096 ($0.154); and (ii) to cancel the benefit of a Facility Agreement dated November 18, 2010, between the Company and Moneygate, for consideration of £250 ($401). The Purchase Agreement was conditional upon the written consent of the U.K. Financial Services Authority approving change of control of Moneygate. The change of control was approved on March 10, 2011, and on March 22, 2011, the Company received £50 ($80) held in escrow. The remaining consideration of £200 ($321) was received by the Company on March 29, 2011.

At March 31, 2011, Moneygate is no longer a related party as the Company no longer has significant influence over its operations nor representation on the board of directors.

Other Investments: Eurindia Limited / XShares Group, Inc. / HipCricket Inc.

On March 31, 2010, following a detailed strategic review we reduced our on-going operating cost base and disposed of our investments in XShares Group Inc. (“XShares”), HipCricket, Inc. (“HipCricket”) and Eurindia Limited (“Euridia”). Accordingly, Medicexchange’s results have been classified as discontinued operations.

Eurindia Limited

In 2000 MGT invested in Eurindia, a U.K. company that invested in IT start-up companies.  MGT had a 6% holding in Eurindia and accounted for this investment on a cost basis.  As of December 31, 2009 this investment had been fully impaired. On March 31, 2010 we disposed of all of our holding in Eurindia for $1.

XShares Group

In 2007 and 2008 we invested $3,000 in Series C preferred shares of XShares, an investment advisor that creates, issues and supports exchange traded funds with a particular healthcare specialty.  In the fiscal year ended December 31, 2009 the Company invested $2,000 in XShares convertible notes with a principal of $2,100.  As of December 31, 2009 the equity investment and the convertible notes had been fully impaired. On March 31, 2010 we disposed of all of our equity holdings in XShares for $1 and the convertible notes for $1 resulting in a total gain on sale of $2.

HipCricket Inc.

In Fiscal 2007 we invested $2,000 in HipCricket, a company engaged in mobile marketing.  In the fiscal year ended December 31, 2009 HipCricket Inc. was delisted from the AIM Market and we accounted for it as an investment held at cost.  As of December 31, 2009 the investment was held at a book value of $224.  On March 31, 2010 we disposed of all of our holding in HipCricket for $205.

Liquidity and capital resources:

Working Capital information
	March 31, 2011	December 31, 2010
Working capital summary
Cash and cash equivalents	$7,833	8,434
Current assets	9,111	10,730
Current liabilities	(1,730)	(1,550)
Working capital surplus	$7,381	9,180

	Three months ended March 31,
	2011	2010
Cash flow summary
Cash (used for) provided by
Operating activities	$(2,864)	(3,618)
Investing activities	1,871	(1,662)
Financing activities	—	—
Discontinued operations – operating activities	—	(226)
Effects of exchange rates on cash and cash equivalents	392	(1,059)
Net decrease in cash and cash equivalents	$(601)	(6,565)

At March 31, 2011 Medicsight’s cash and cash equivalents were $7,014. Medicsight is hopeful of a decision by June 30, 2011 from the U.S. Food and Drug Administration (“FDA”), following the review of responses to FDA’s questions. Following a potential FDA approval the Company expects sales to increase and may seek additional capital in order to fund its growth.

At March 31, 2011 MGT’s cash and cash equivalents were $819, excluding amounts attributable to Medicsight. On April 12, 2011 the Company entered into a Revolving Line of Credit and Security Agreement (“Agreement”) with Laddcap, a related party, for up to $500 for a fifteen month term. The agreement encompasses a standby commitment fee of two (2%) percent of the maximum loan amount along with an eight (8%) percent interest charge on any funds drawn. No amounts have been drawn down against the facility on the date of the filing of the Company’s Form 10-Q for the quarterly period ended March 31, 2011.

Management believes that the current level of working capital, previous receipts from the sale of investments, together with the Agreement with Laddcap will be sufficient to allow the Company to maintain its operations into 2012. Our ratio of current assets to current liabilities remains strong at 5.3 as a result of the $7,833 of cash held in the Company.

Operating Activities

Our cash and cash equivalents have decreased during 2011 predominantly because of $2,864 used in operating activities.  Our net cash used in operating activities differs from net loss predominantly because of various non-cash adjustments such as stock-based compensation and movements in working capital.

Investing Activities

Investment in Medicexchange

Medicexchange was sold during the fiscal year ended December 31, 2010 and $1,101 of cash was disposed of as part of this transaction, also included within investing activities.  For consideration of this sale along with other assets sold at the same time MGT was due to receive £750 ($1,136).  This consideration was deferred and paid in installments through March 2011. As of December 31, 2010 £506 ($766) had been received.  The final outstanding payment of £244 ($370) was received on March 25, 2011.

Investment in Moneygate

On January 31, 2011, we entered into a Sale and Purchase Agreement with Committed whereby Committed agreed to purchase from the Company and the Company has agreed to sell to Committed (i) all 9,607,843 shares of Moneygate which MGT owned, for consideration of £0.096 ($0.154); and (ii) to cancel the benefit of a Facility Agreement dated November 18, 2010, between the Company and Moneygate, for consideration of £250 ($401). The Purchase Agreement was conditional upon the written consent of the U.K. Financial Services Authority approving change of control of Moneygate. The change of control was approved on March 10, 2011, and on March 22, 2011, the Company received £50 ($80) held in escrow. The remaining consideration of £200 ($321) was received by the Company on March 29, 2011.

Loan Receivable from Dunamis Capital

On September 6, 2010 Medicsight made a short-term loan of $1,100 (£686) to Dunamis, a related party, repayable by December 31, 2010, along with $36 (£22) of interest.  Dunamis paid back the principal of $1,100 (£686) and interest of $48 (£30) on February 6, 2011 and February 10, 2011 respectively.  The funds were lent to Dunamis in order to achieve a higher rate of interest than we would have on deposit with a financial institution and also to demonstrate Medicsight’s financial ability to co-invest with a joint venture in the region using one of its UAE subsidiaries.  Dunamis had provided the assets of the business as collateral against the loan made by Medicsight.

 Financing Activities

On April 12, 2011 the Company entered into a Revolving Line of Credit and Security Agreement (“Agreement”) with Laddcap, a related party, for up to $500 for a fifteen month term. The Agreement encompasses a standby commitment fee of two (2%) percent of the maximum loan amount along with an eight (8%) percent interest charge on any funds drawn.

Other Liquidity Information

Investment in Medicsight

On February 10, 2011 the Company announced its decision to explore all alternatives with respect to maximizing the value of its holding in Medicsight. Our condensed consolidated financial statements include the results and financial condition of our subsidiary, Medicsight. At March 31, 2011 the Company held 86,000,000 Medicsight shares out of Medicsight’s issued share capital of 155,524,504 shares. As of March 31, 2011 Medicsight’s share price was £0.04 ($0.06) compared to £0.04 ($0.07), as of December 31, 2010. At March 31, 2011, this valued the Company’s holdings at £3,225 ($5,171), compared to £3,724 ($5,761) as of December 31, 2010.

Following the settlement agreement entered into on April 12, 2011, 1,250,000 shares of MDST common stock held by the Company were transferred to a related party on April 28, 2011. The Company’s overall holding in Medicsight was reduced to 84,750,000 shares of the 155,524,504 issued share capital of Medicsight. The market value at May 11, 2011, £0.04 ($0.06), valued the Company’s holdings at £2,966 ($4,855) using a $:£ exchange rate of 1.637.

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

Commitments

On August 25, 2006 we executed a 10-year agreement with Pirbright Holdings Limited, to lease 8,787 square feet of office space at the Kensington Centre, 66 Hammersmith Road, London W14 8UD, United Kingdom.  Under this lease agreement our U.K. property rent, services and related costs are approximately £330 ($529) per annum, paid quarterly in advance. The Company has exercised its right to terminate the lease upon completion of the fifth year (August 24, 2011) and is currently reviewing alternative properties and as such minimum rental payments subsequent to this date have not been included in the schedule below.

We have two 10-month rent-free periods: the first commencing August 25, 2006; the second commencing August 25, 2011.  We have accounted for this lease as an operating lease and have accounted for the lease rental expenses on a straight-line basis over the period of the lease. The difference between the amount paid and straight-lining of rent over the period of the lease is not material.

We also have a satellite office in Tokyo, Japan, with a two-year rental agreement that began in March 2010.

In July 2008 we entered into an agreement with a partner to develop interfaces for our software.  We have committed to pay Euros €1,445 ($2,037) over an expected thirty-six month period with the option to terminate the agreement with six months written notice.  At March 31, 2011 we have paid Euros €845 ($1,191).  These payments will be recovered against future royalty payments, should the products be successfully commercialized.  These payments have been expensed to the income statement and classified as research and development.

The following is a schedule of the future minimum rental payments required under operating leases that have initial or remaining non-cancellable terms in excess of one year:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years
Operating lease obligations	$227	$200	$27	$—
Purchase obligations	846	846	—	—

Total	$1,073	$1,046	$27	$—

Critical Accounting policies and estimates:

Principles of consolidation

The consolidated financial statements include the accounts of our Company plus wholly owned subsidiaries and our majority owned subsidiary Medicsight.  The functional currency of our subsidiary is their local currency, GBP.  All intercompany transactions and balances have been eliminated.  All foreign currency translation gains and losses arising on consolidation were recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss). Non-controlling interest represents the minority equity investment in any of the MGT group of companies, plus the minorities’ share of the net operating result and other components of equity relating to the non-controlling interest.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers investments with original maturities of three months or less to be cash equivalents.

Revenue Recognition

Medicsight

The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when there is persuasive evidence of an arrangement and that the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is probable.

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

Multiple-element arrangements — the Company enters into arrangements with resellers that include a combination of software products, maintenance and support.  For such arrangements, the Company recognizes revenue using the Multiple-Deliverable Revenue Arrangements. The Company allocates the total arrangement fee among the various elements of the arrangement based on the fair value of each of the undelivered elements. The fair value of maintenance and support services is established based on renewal rates.

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

Determining the appropriate fair value model and calculating the fair value of equity-based payment awards require the input of the subjective assumptions described above.  The assumptions used in calculating the fair value of equity-based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment.  As a result, if factors change and the Company uses different assumptions, our equity-based compensation expense could be materially different in the future.  In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest.  If our actual forfeiture rate is materially different from our estimate, the equity-based compensation expense could be significantly different from what the Company has recorded in the current period.

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

Fair value of financial instruments

The Company’s financial instruments include cash and cash equivalents, account receivable, accounts payable, and accrued expenses, which are short-term in nature. The Company believes the carrying value of these financial instruments reasonably approximates their fair value. At December 31, 2010, the Company had a receivable due from Dunamis Capital (“Dunamis”) of $1,136 that represented a concentration of credit risk. In February 2011, the Company received the total outstanding amounts due.

Investments

Investments in various corporations where our investment is less than 20% of issued share capital are accounted for under the cost method.  Investments where the Company holds between 20% and 50% of issued share capital and the Company has significant influence over the investee are accounted for under the equity method.  Moneygate Group Limited (“Moneygate”) was accounted for under the equity method.

 Property and equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is calculated using the straight-line method on the various asset classes over their estimated useful lives, which range from two to five years.  Leasehold improvements are depreciated over the term of the lease.

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

Calculating the estimated fair value of an asset involves significant judgments and a variety of assumptions.  Judgments that the Company makes concerning the value of intangible assets include assessing time and cost involved for development, time to market, and risks of regulatory failure or obsolescence (due to market, environmental or technological advances for example).  When calculating fair value based on discounted cash flows, the Company forecasts future operating results and future cash flows, which include long-term forecasts of revenue growth, gross profits and capital expenditures.

Income taxes

The Company applies the elements of FASB ASC 740-10 “Income Taxes — Overall” regarding accounting for uncertainty in income taxes.  This clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  As of March 31, 2011 and December 31, 2010, the Company did not have any unrecognized tax benefits.  The Company does not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Consolidated Statements of Operations.  There was no interest and penalties for the three months ended March 31, 2011 and 2010.  Tax years beginning in 2004 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

The computation of diluted loss per share for the three months ended March 31, 2011 and 2010 excludes all options because they are anti-dilutive due to the loss.  For the three months ended March 31, 2011 there were 10,805,018 options excluded with a weighted average exercise price of $0.22 per share.  For the three months ended March 31, 2010 there were 11,077,732 options excluded with a weighted average exercise price of $0.90 per share.

Comprehensive income/(loss)

Comprehensive income/(loss) includes net income/(loss) and items defined as other comprehensive income/(loss).  Items defined as other comprehensive income/(loss), such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities, are separately classified in the consolidated financial statements.  Such items are reported in the Condensed Consolidated Statements of Stockholders’ Equity as accumulated other comprehensive income/(loss).

Segment reporting

The Company reports the results of its operating segments.  The Company designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company also discloses information about products and services, geographic areas and major customers.  The Company operates in one main operational segment, Medicsight, a medical imaging and device hardware company, with MGT providing corporate management services.

Recent accounting pronouncements

There are no recent accounting pronouncements that have not yet been adopted that the Company believes may have a material impact on its consolidated financial statements.

Item 3.   Quantitative and qualitative disclosures about market risk

Not applicable.

Item 4.    Material weaknesses previously disclosed

As discussed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, we identified the following material weaknesses: The Company did not properly identify and track matters requiring shareholder approval and notifications.

Disclosure controls and procedures

We maintain disclosure controls and procedures (as defined in 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and accumulated and communicated to management, including our Interim Chief Executive Officer (Principal Financial Officer), to allow timely decisions regarding required disclosure.  Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q conducted by our management, with the participation of our Interim Chief Executive Officer (Principal Financial Officer), our Interim Chief Executive Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were not effective as of March 31, 2011 because they are not yet able to conclude that we have remediated the material weakness in internal control over financial reporting identified in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The certifications of our Interim Chief Executive Officer (Principal Financial Officer) required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning (i) the evaluation of our disclosure controls and procedures referred to in paragraph 4 of the certifications, and (ii) material weaknesses in the design or operation of our internal control over financial reporting referred to in paragraph 5 of those certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.

Changes in internal control over financial reporting

While we have taken steps to begin remediation of the material weakness, additional measures may be required. We will assess the effectiveness of our remediation efforts in connection with our management's tests of internal control over financial reporting in conjunction with our December 31, 2011 financial statements.  Except as discussed above, we have not identified any changes in our internal controls over financial reporting during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We cannot assure you that the Company will be successful in commercializing any of the Company’s products, or if any of the products are commercialized, that they will be profitable for the Company.

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

We have incurred significant operating losses since inception and have only recently commenced generating revenues from operations.  As a result, we have generated negative cash flows from operations and have an accumulated deficit as of March 31, 2011.  We are operating in a developing industry based on new technology and our primary source of funds to date has been through the issuance of securities and borrowed funds.  There can be no assurance that management’s efforts will be successful or that the products we develop and market will be accepted by consumers.  If our products are ultimately unsuccessful in the market, this could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We face financial risks as we are a developing company.

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

MGT’s corporate structure may make it more difficult or costly to take certain actions.  We conduct our business through Medicsight, a U.K. public company which is 54.49% owned by the MGT and through Medicsight’s subsidiaries in the U.K., the U.S., Japan and Gibraltar.  Although MGT and Medicsight share some directors and management, they are required to comply with corporate governance and rules applicable to public companies in the United Kingdom and the USA.  Should MGT propose to take any action, such as a transfer or allocation of assets or liabilities between MGT and its subsidiaries, MGT would have to take into consideration the potentially conflicting interests of MGT’s stockholders and the non-controlling stockholders.  This may deter MGT from taking such actions that might otherwise be in the best interest of MGT or cause MGT to incur additional costs in taking such actions.  The subsidiary companies would not be able to pay dividends or make other distributions of profits or assets to MGT without making pro-rata payments or distributions to the respective non-controlling stockholders.  Although neither the subsidiary nor MGT has plans to pay dividends or make distributions to its shareholders, MGT’s corporate structure may deter its subsidiary from doing so in the future.  If at any point we are ultimately unable to resolve any of these conflicts, this could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

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

As our main operating currency is U.K. sterling and its financial statements are reported in U.S. dollars, MGT’s assets and liabilities and results of operations are affected by movements in the $:£ exchange rate.  Should there be large or unexpected fluctuations in the $:£ exchange rate, this could have a material effect on the Company’s business, financial condition, results of operations and future prospects.  We currently do not engage in hedging activities to minimize the effect of adverse movements in the exchange rate.

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

We may not continue to meet the Listing Standards of the NYSE Amex Market.

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

Natural disasters

Impact of Earthquake and Tsunami in Japan.

We do not believe that the recent earthquake and tsunami in Japan has had an impact on employees, intellectual property or clinical data; however, the Company is unable to assess the impact to its MHLW review process at this time.

Item 2.          Unregistered sales of equity securities and use of proceeds

In the three months ended March 31, 2011 no shares of common stock were issued.

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
May 13, 2011

	By:	/s/ ROBERT LADD
Robert Ladd
Interim Chief Executive Officer (Principal Executive Officer)
May 13, 2011

	By:	/s/ ROBERT LADD
Robert Ladd
Interim Chief Executive Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.