Form 10-Q
period 2011-06-30
MGT CAPITAL INVESTMENTS INC
filed 2011-08-15
CIK 1001601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

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

As of August 15, 2011 the registrant had outstanding 39,550,590 shares of common stock, $0.001 par value.

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

Item 1. Financial Statements.
MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

	June 30,	December 31,
	2011	2010 *
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,704	$8,434
Accounts receivable	221	46
Other receivables — related party	—	45
Prepaid expenses and other current assets	1,052	699
Deferred consideration for sale of assets	—	370
Loan receivable — related party — current	—	1,136
Total current assets	6,977	10,730

Property and equipment, at cost, net	213	247
Security deposits	193	191
Loan receivable — related party — long-term	—	308
Total assets	$7,383	$11,476

Liabilities
Current liabilities:
Accounts payable	669	411
Accrued expenses	735	981
Other payables	132	158
Total current liabilities	1,536	1,550

Stockholders’ (deficit)/equity

Common stock, $0.001 par value: 75,000,000 shares authorized; 39,550,590 and 39,050,590 shares issued and outstanding at June 30, 2011 and December 31, 2010 respectively.	40	39
Additional paid-in capital	282,547	282,409
Accumulated other comprehensive loss	(4,710)	(5,005)
Accumulated deficit	(278,420)	(275,478)
Total stockholders’ (deficit)/equity	(543)	1,965
Non-controlling interest	6,390	7,961
Total equity	5,847	9,926

Total stockholders’ equity, liabilities and non-controlling interest	$7,383	$11,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

* Derived from audited financial information

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,
	2011	2010

Revenues	$217	$264
Cost of revenue	96	114
Gross profit	121	150

Operating expenses
Selling, general and administrative	2,214	2,386
Research and development cost	324	517
	2,538	2,903

Operating loss	(2,417)	(2,753)

Interest and other income/(expense), net	11	34

Net loss before income tax benefit	(2,406)	(2,719)

Income tax benefit/(expense)	51	(3)

Net loss before non-controlling interest	(2,355)	(2,722)

Net loss attributable to non-controlling interest	905	836

Net loss attributable to MGT Capital Investments, Inc.	$(1,450)	$(1,886)

Per share data:

Basic and diluted loss per share from continuing operations	$(0.04)	$(0.06)
	$(0.04)	$(0.06)

Weighted average number of common shares outstanding	39,050,590	32,550,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Six months ended June 30,
	2011	2010

Revenues	$264	$326
Cost of revenue	100	114
Gross profit	164	212

Operating expenses
Selling, general and administrative	4,412	5,213
Research and development cost	764	913
	5,176	6,126

Operating loss	(5,012)	(5,914)

Interest and other income/(expense), net	32	27
Gain on sale of loan receivable — related party	81	—

Net loss from continuing operations before income tax benefit	(4,899)	(5,887)

Income tax benefit	51	167

Net loss from continuing operations before non-controlling interest	(4,848)	(5,720)

Discontinued operations
Net loss from operations of Medicexchange, net of income tax benefit	—	(234)
Gain on sale of Medicexchange, net of income taxes	—	149
	—	(85)

Net loss before non-controlling interest	(4,848)	(5,805)

Net loss attributable to non-controlling interest	1,906	1,785

Net loss attributable to MGT Capital Investments, Inc.	$(2,942)	$(4,020)

Per share data:

Basic and diluted loss per share from continuing operations	$(0.07)	$(0.11)
Basic and diluted loss per share from discontinued operations	—	(0.01)
	$(0.07)	$(0.12)

Weighted average number of common shares outstanding	39,448,941	32,550,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)/EQUITY AND COMPREHENSIVE LOSS
 (In thousands)
(Unaudited)

	Common stock		Additional paid-in	Accumulated comprehensive	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	Amount	capital	income/(loss)	deficit	equity/(deficit)	interest	equity
BALANCE, DECEMBER 31, 2010	39,051	$39	$282,409	$(5,005)	$(275,478)	$1,965	$7,961	$9,926
Issuance of restricted stock	500	1	—	—	—	1	—	1
Stock-based compensation	—	—	89	—	—	89	74	163
Restricted stock compensation	—	—	28	—	—	28	—	28
Sale and assignment of Medicsight stock	—	—	21	55	—	76	97	173
COMPREHENSIVE INCOME/(LOSS)
Net loss for the period	—	—	—	—	(2,942)	(2,942)	(1,906)	(4,848)
Translation adjustment	—	—	—	240	—	240	164	404
Total comprehensive loss						(2,702)	(1,742)	(4,444)
BALANCE, JUNE 30, 2011	39,551	$40	$282,547	$(4,710)	$(278,420)	$(543)	$6,390	$5,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2011	2010

Cash flows from operating activities:
Net loss before non-controlling interest	$(4,848)	$(5,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	234
Stock-based compensation expense	191	865
Depreciation	42	74
Accrued interest	—	(3)
Assignment of Medicsight stock to D4D	(4)	—
Gain on sale of loan receivable — related party	(81)	—
Profit on disposal of Medicexchange and other investments	—	(201)
(Increase)/decrease in assets
Accounts receivable	(176)	34
Other receivable — related party	47	(194)
Prepaid expenses and other current assets	(337)	19
Increase/(decrease) in liabilities
Accounts payable	197	(332)
Accrued expenses	(154)	(116)
Other payables	—	5
Net cash used in operating activities	(5,123)	(5,420)

Cash flows from investing activities:
Issuance of Moneygate loans receivable	—	(1,370)
Cash in Medicexchange subsidiaries disposed of	—	(1,101)
Receipt of Dunamis loan repayment	1,100	—
Purchase of property, plant and equipment	—	(40)
Receipts from sale of Moneygate	401	—
Receipts of deferred consideration for sale of assets	370	382
Receipts from sale of Medicsight’s stock	110	—
Net cash used in investing activities	1,981	(2,129)

Cash flows of discontinued operations
Net cash used in Medicexchange operating activities	—	(226)
Net cash used in discontinued operations	—	(226)

Effects of exchange rates on cash and cash equivalents	412	(1,060)
Net change in cash and cash equivalents	(2,730)	(8,835)
Cash and cash equivalents, beginning of period	8,434	22,165
Cash and cash equivalents, end of period	$5,704	$13,330

The accompanying notes are an integral part of these condensed consolidated statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share amounts)

1.      Organization, basis of presentation and liquidity

The accompanying unaudited condensed consolidated financial statements of MGT Capital Investments, Inc. (“MGT”, “the Company”, “the Group”, “we”, “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been included. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2011.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated.

MGT is a holding company.  We currently have a controlling interest in our operating subsidiary, Medicsight plc (“Medicsight”). We also have wholly owned subsidiaries MGT Capital Investments (U.K.) Limited, MGT Investments (Gibraltar) Limited, and Medicsight Nominees Limited.

•
Medicsight and its wholly owned subsidiaries is a medical technology company focusing on medical imaging software development and medical hardware devices. The Company is listed on the AIM Market of the London Stock Exchange (Ticker symbol “MDST”) and develops and commercializes enterprise-wide Computer-Aided Detection (“CAD”) applications which analyze Computer Tomography (“CT”) scans to assist radiologists in the early detection and measurement of colorectal polyps and lung lesions.  The Company has also developed an automated CO2 insufflation device (MedicCO2LON) which it commercializes through a global distributor. On May 19, 2011, Medicsight’s software received clearance from the U.S. Food and Drug Administration ("FDA"). The Company currently has limited revenue as it attempts to commercialize its recent U.S. approval and has responded to a request in Japan from the Ministry of Health, Labor and Welfare (“MHLW”) regulatory authorities for additional information relating to the reliability audit phase of their review. As a result of a settlement agreement entered into with D4D (a related party) on April 12, 2011, 1.25 million shares of MDST common stock held by the Company were assigned to D4D on April 28, 2011. The Company also sold 1.0 million shares of Medicsight via open market sales on London’s AIM exchange.  As of June 30, 2011 the Company’s overall holding in Medicsight was reduced to 83.75 million shares (53.85%) of the 155.5 million issued share capital of Medicsight.

The Company has incurred significant operating losses since inception and is generating losses from operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $278,420 at June 30, 2011. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products the Company develops and markets will be accepted by consumers.

At June 30, 2011 Medicsight’s cash and cash equivalents were $5,446.

At June 30, 2011 MGT’s cash and cash equivalents were $258. On April 12, 2011 the Company entered into a Revolving Line of Credit and Security Agreement (“Agreement”) with Laddcap Value Partners, LP (“Laddcap”), a related party, for up to $500 for a fifteen month term. The Agreement encompasses a standby commitment fee of two (2%) percent of the maximum loan amount along with an eight (8%) percent interest charge on any funds drawn (see note 14).

Currently the Company has sufficient cash on hand and availability in the line of credit facility with Laddcap to continue operations through October 2011, at which point the Company may need to seek additional sources of financing. There is no guarantee that additional sources will be available at terms acceptable to the Company or at all.

2.      Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the accounts of our Company plus wholly owned subsidiaries and our majority owned subsidiary Medicsight.  The functional currency of our majority owned subsidiary is their local currency, GBP.  All intercompany transactions and balances have been eliminated.  All foreign currency translation gains and losses arising on consolidation were recorded in stockholders’ equity as a component of accumulated other comprehensive income/(loss) . Non-controlling interest represents the minority equity investment in any of the MGT group of companies, plus the minorities’ share of the net operating result and other components of equity relating to the non-controlling interest.

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

Income taxes

The Company applies the elements of FASB ASC 740-10 “Income Taxes — Overall” regarding accounting for uncertainty in income taxes.  This clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  As of June 30, 2011 and December 31, 2010, the Company did not have any unrecognized tax benefits.  The Company does not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Consolidated Statements of Operations.  There was no interest and penalties for the six months ended June 30, 2011 and 2010.  Tax years beginning in 2004 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

The computation of diluted loss per share for the six months ended June 30, 2011 and 2010 excludes all options and restricted stock because they are anti-dilutive due to the loss.  For the six months ended June 30, 2011 there were 10,274,167 options excluded with a weighted average exercise price of $0.24 per share.  For the six months ended June 30, 2010 there were 10,751,898 options excluded with a weighted average exercise price of $0.89 per share.

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

Medicexchange’s operating results for the three and six months ending June 30, 2011 and 2010 are as follows.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue	$—	$—	$—	$15
Operating expenses	—	—	—	(249)
Net loss from operations	—	—	—	(234)

4.           Cash and cash equivalents

We invest our cash in short-term deposits with major banks.  As of June 30, 2011 we held $5,704 of cash and cash equivalents.

Cash and cash equivalents consist of cash and temporary investments with maturities of 90 days or less when purchased.

Concentrations

The Company maintains its cash and cash equivalents at major financial institutions in Europe, United States of America (“USA”), United Arab Emirates (“UAE”) and Australia.  Cash held in foreign institutions is not insured by the Federal Deposit Insurance Corporation and amounted to $5,694 at June 30, 2011 and $8,433 at December 31, 2010. The Company periodically evaluates the relative credit standing of financial institutions considered in its cash investment strategy.

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

Also on August 3, 2010, MGT Capital Investments Limited (“MGT Ltd”), a company incorporated in England and Wales, and a wholly owned subsidiary of the Company, entered into an agreement with an unrelated third party for the sale of its Moneygate convertible loan note of £2,000 ($3,207). Under the terms of the above agreement MGT Ltd further advanced working capital funding. At November 18, 2010, MGT had advanced £1,025 ($1,643) for working capital and £460 ($738) for acquisitions.  The additional funds were to be offset against the staged payments of the £2,000 ($3,207) loan note sale.

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

Dunamis Capital

On September 6, 2010 Medicsight made a short-term loan of $1,100 (£686) to Dunamis repayable by December 31, 2010, along with $36 (£22) of interest. Dunamis paid back the principal of $1,100 (£686) and interest of $48 (£30) on February 6, 2011 and February 10, 2011 respectively. The funds were lent to Dunamis in order to achieve a higher rate of interest than we would have on deposit with a financial institution and also to demonstrate Medicsight’s financial ability to co-invest with a joint venture in the region using one of its UAE subsidiaries. Dunamis had provided the assets of the business as collateral against the loan made by Medicsight. Dunamis was a related party as two former directors of Medicsight are also directors of Dunamis Capital (see note 12).

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

7.      Interest and other income (and expense)

We had the following other income and expense amounts:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Loss on sale of HipCricket	—	—	—	(19)
Gain on sale of XShares convertible note	—	—	—	1
Gain on sale of XShares equity	—	—	—	1
Gain on sale of Eurindia	—	—	—	1
Interest Income	11	34	32	43
Total	$11	$34	$32	$27

8.      Comprehensive loss

Comprehensive losses for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net loss as reported	$(2,355)	$(2,722)	$(4,848)	$(5,805)
Other comprehensive loss
Unrealized foreign exchange gain/(loss)	54	153	404	(1,104)
Comprehensive loss	(2,301)	(2,569)	(4,444)	(6,909)
Comprehensive loss attributable to non-controlling interest	887	834	1,742	2,164
Comprehensive loss attributable to MGT Capital Investments, Inc.	$(1,414)	$(1,735)	$(2,702)	$(4,745)

9.      Reconciliation of Medicsight results and US GAAP consolidated results

Medicsight listed on the AIM Market of the London Stock Exchange on June 21, 2007.  AIM listing rules require Medicsight to publish results under International Financial Reporting Standards (“IFRS”) in GBP.

The following is reconciliation between Medicsight published financial statements and the US GAAP consolidated results (in thousands):

	Medicsight plc	Medicsight plc	Medicsight plc	Corporate and Other	Total
	(IFRS)	GAAP	(US GAAP)	(US GAAP)	(US GAAP)
		Adjustments

Six months ended June 30, 2011
Net revenue from external customers	$264	$—	$264	$—	$264
Operating loss	(4,253)	(9)	(4,262)	(750)	(5,012)
Assets	$6,724	$—	$6,724	$659	$7,383

Six months ended June 30, 2010
Net revenue from external customers	$326	—	$326	$—	$326
Operating loss	(3,765)	(232)	(3,977)	(1,917)	(5,914)
Assets	$13,063	—	$13,063	$4,294	$17,357

The principal GAAP adjustments are the accounting for stock options and cumulative translation adjustments.

10.           Stock-based compensation

Medicsight has the following thirteen Stock Option Plans: .

Plan A — on February 26, 2003 we approved stock option plan “A” and in the period ended June 30, 2003 we granted options for 2,971,000 shares under this plan.  At June 30, 2011 there were nil options outstanding.

Plan B — on August 15, 2005 we approved stock option plan “B” and between July 1, 2003 and March 31, 2005 we granted options for 3,420,500 shares under this plan.  At June 30, 2011 there were 150,000 options outstanding, all of which were exercisable.

Plan C — on August 15, 2005 we approved stock option plan “C” and between April 1, 2005 and June 30, 2006 we granted options for 515,000 shares under this plan.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from date of grant.  At June 30, 2011 there were 85,000 options outstanding, all of which were exercisable.

Plan D — On July 13, 2006 we approved stock option plan “D” and granted options for 1,375,000 shares under this plan.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant. At June 30, 2011 there were nil options outstanding.

Plan E — on February 22, 2007 we approved and granted options for 5,900,000 shares under stock option plan “E”.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months.  At June 30, 2011 there were 790,000 options outstanding, all of which were exercisable.

Plan F — on May 16, 2007 we approved and subsequently granted options for 350,000 shares under stock option plan “F”.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At June 30, 2011 there were 50,000 options outstanding, all of which were exercisable.

Plan G — on December 18, 2007 we approved and subsequently granted options for 3,025,000 shares under stock option plan “G”.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At June 30, 2011 there were 150,000 options outstanding, all of which were exercisable.

Plan H — on June 2, 2008 we approved and subsequently granted options for 750,000 shares under stock option plan “H”. Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At June 30, 2011 there were nil options outstanding.

Plan I — on December 16, 2008 we approved and subsequently granted options for 1,805,000 shares under stock option plan “I”. Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At June 30, 2011 there were 100,000 options outstanding, of which 66,667 were exercisable.

Plan J — on May 14, 2009 we approved and subsequently granted options for 7,848,750 shares under stock option plan “J”.  Options under this plan vest in equal one-sixths for each six months that employees have been employed for 6, 12, 18, 24, 30 and 36 months from the grant date.  At June 30, 2011 there were 5,689,167 options outstanding, of which 3,795,076 were exercisable.

 Plan K — on May 20, 2009 we approved and subsequently granted options for 300,000 shares under stock option plan “K”.  Options under this plan vested in three tranches in the period to December 31, 2009.  At June 30, 2011 there were nil outstanding options.

Plan L — on January 26, 2010 we approved and subsequently granted options for 100,000 shares under stock option plan “L”.  Options under this plan vest in equal one-sixths after employees have been employed for 6, 12, 18, 24, 30 and 36 months from the grant date.  At June 30, 2011 there were 100,000 options outstanding, 33,336 of which were exercisable.

Plan M — on December 13, 2010 we approved and subsequently granted options for 5,375,000 shares under stock option plan “M”.  Options under this plan vest in equal one-sixths after employees have been employed for 6, 12, 18, 24, 30 and 36 months from the grant date.  At June 30, 2011 there were 3,160,000 options outstanding, 526,772 of which were exercisable.

The following weighted average assumptions were used to estimate the fair value of stock options granted during the six months ended June 30, 2010:

Six months ended June 31, 2010

Dividend yield	0%
Expected volatility	88%
Risk-free interest rate	3.96%
Expected life of options	5.9 years

No grants were issued in the six months ended June 30, 2011.

The assumptions above are based on multiple factors including U.K. Treasury Bonds for the risk-free rate at the time of grant, expected future exercising patterns (we cannot base the estimate on the historical exercise patterns as no options have been exercised) and the volatility of Medicsight’s own stock price.

The assumptions used in the Black-Scholes option valuation model are highly subjective, and can materially affect the resulting valuation.

The following table summarizes stock option activity for the six months ended June 30, 2011 under all option plans:

	Outstanding		Exercisable
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price

Outstanding at December 31, 2010	13,703,334	£0.13 ($0.20)	4,928,052	£0.23 ($0.37)

Granted	—	—
Exercised	—	—
Forfeited	(3,429,167)	£0.06 ($0.10)

Outstanding at June 30, 2011	10,274,167	£0.15 ($0.24)	5,646,851	£0.21($0.34)

The following is a summary of the status of stock options outstanding at June 30, 2011:

	Outstanding Options				Exercisable Options
	Number	Remaining Contractual Life (years)	Average Exercise Price		Number	Average Exercise price

Medicsight Plan B	150,000	3.2	$£	0.75 (1.21)	150,000	$£	0.75 (1.21)
Medicsight Plan C	85,000	4.6	$£	0.75 (1.21)	85,000	$£	0.75 (1.21)
Medicsight Plan E	790,000	5.6	$£	0.50 (0.81)	790,000	$£	0.50 (0.81)
Medicsight Plan F	50,000	5.9	$£	0.75 (1.21)	50,000	$£	0.75 (1.21)
Medicsight Plan G	150,000	6.5	$£	1.10 (1.78)	150,000	$£	1.10 (1.78)
Medicsight Plan I	100,000	7.5	$£	0.24 (0.39)	66,667	$£	0.24 (0.39)
Medicsight Plan J	5,689,167	7.9	$£	0.09 (0.15)	3,795,076	$£	0.09 (0.15)
Medicsight Plan L	100,000	8.6	$£	0.09 (0.15)	33,336	$£	0.09 (0.15)
Medicsight Plan M	3,160,000	9.5	$£	0.05 (0.08)	526,772	$£	0.05 (0.08)

On November 30, 2010, Mr. David Sumner, Chairman of Medicsight, resigned from his position within the group. Immediately after his resignation, a two year consultancy agreement was signed whereby Mr. Sumner would continue to assist the group in its commercial needs. As part of this agreement, Mr. Sumner was to continue to vest his existing Medicsight Plan J options throughout the consultancy period. A modification of the 2.0 million existing options has been accounted for, and is not considered to be material to the overall financial statements.

The Company has recorded the following amounts related to its share-based compensation expense in the accompanying Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Selling, general and administrative	$126	$409	$139	$830
Research and development	21	18	24	35
Discontinued operations	—	—	—	11
Total	$147	$427	$163	$876

Of the $163 stock-based expense for the six months ended June 30, 2011 $74 was allocated to non-controlling interest.

The aggregate intrinsic value for options outstanding and exercisable at June 30, 2011 and 2010 was $nil.

A summary of non-vested options at June 30, 2011 and the change during the six months ended June 30, 2011 is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested options at January 1, 2011	8,775,282	£0.10	$(0.17)
Granted	—	—	—
Vested	(1,492,143)	£0.14	$(0.23)
Forfeited	(2,655,823)	£0.09	$(0.14)
Nonvested options at June 30, 2011	4,627,316	£0.10	$(0.17)

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

A summary of non-vested restricted shares at June 30, 2011 and the change during the six months ended June 30, 2011 is presented below.

	Options	Weighted Average Grant Date Fair Value
Nonvested restricted share at January 1, 2011	—	—	—
Granted	500,000	£0.21	$(0.34)
Vested	—	—	—
Forfeited	—	—	—
Nonvested restricted shares at June 30, 2011	500,000	£0.21	$(0.34)

In the six months ended June 30, 2011, the Company recognized $28 share-based compensation expense relating to the issuance of the restricted shares.

Unrecognized compensation cost

As of June 30, 2011 there was $759 of total unrecognized compensation cost related to non-vested share-based compensation arrangement. Of the $759 total unrecognized compensation cost, $617 related to non-vested share-based compensation granted under the option plans, and $142 related to non-vested share-based compensation granted under the restricted stock issuance. That cost is expected to be recognized over a weighted average period of 1.85 years.

11.           Stockholders equity and non-controlling interest

The Company has non-controlling investors in Medicsight as follows:

Medicsight
Non-controlling interest at January 1, 2011	$7,961
Non-controlling share of losses	(1,906)
Non-controlling interest share of stock-based compensation expense	74
Non-controlling interest share of other comprehensive income	164
Increase in non-controlling interest from sale and assignment of Medicsight’s stock	97
Non-controlling interest at June 30, 2011	$6,390

The following schedule presents the effects of changes in MGT’s ownership interest in Medicsight on the equity attributable to MGT:

	Six months ended
	June 30, 2011	June 30, 2010
Net loss attributable to MGT Capital Investments, Inc.	$(2,942)	$(4,020)
Transfers (to) from the non-controlling interest:
Increase in MGT’s paid in capital from the sale and assignment of Medicsight’s stock	21	—
Changes from the net loss attributable to MGT Capital Investments, Inc. and transfers to the non-controlling interest	$(2,921)	$(4,020)

12.     Related party transactions

Accsys Technologies

Tim Paterson-Brown, our former Chairman and Chief Executive Officer, was a non-executive director of Accsys Technologies plc (“Accsys”), but resigned from this position on April 6, 2010.  Accsys’ subsidiary, Titan Wood Limited, rented space at 66 Hammersmith Road, London W14 8UD, United Kingdom.  During the six months ended June 30, 2011 and 2010 respectively, £55 ($89) and £70 ($106) of office related costs were recharged to Titan Wood Limited.  At June 30, 2011 there was nothing outstanding from Titan Wood Limited.

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

On January 31, 2011, we entered into a Sale and Purchase Agreement with Committed (the “Purchase Agreement”). Pursuant to the Purchase Agreement, Committed has agreed to purchase from the Company and the Company has agreed to sell to Committed: (i) all 9,607,843 shares of Moneygate which MGT owned, for consideration of £0.096 ($0.154); and (ii) to novate the benefit of a Facility Agreement dated November 18, 2010, between the Company and Moneygate, for consideration of £250 ($401), resulting in a gain on sale of £51 ($81). The Purchase Agreement was conditional upon the U.K. Financial Services Authority having given its written consent to the change of control of Moneygate. The change of control was approved on March 10, 2011, the £50 ($80) held in escrow was received by the Company on March 22, 2011. The remaining consideration of £200 ($321) was received by the Company on March 29, 2011.

Dunamis Capital

Allan Rowley, former Chief Executive Officer and former Chief Financial Officer of MGT and former Chief Executive Officer of Medicsight, along with David Sumner, former Chairman of Medicsight, are both directors of Dunamis. Dunamis is a United Arab Emirates (“UAE”) registered company regulated by the Dubai Financial Services Authority (“DFSA”). Dunamis is 100% owned by David Sumner and was set up by Mr. Sumner with Allan Rowley’s financial consulting assistance, as a corporate financing and advisory firm. On September 6, 2010 Medicsight made a short-term loan of $1,100 (£686) to Dunamis.

In February 2011 the Company, following consultation with its nominated advisor noted that as a result of Mr Sumner’s relationships with both Dunamis and Medicsight, the Loan constituted a related party transaction under Rule 13 of AIM Rules for Companies. Rule 13 requires that an AIM company must issue notification without delay as soon as the terms of a transaction with a related party are agreed. The independent directors, having consulted with the Company’s nominated adviser, considered the terms of the transaction fair and reasonable insofar as shareholders were concerned. On February 18, 2011 the Company issued a notice detailing the terms of the transaction with the related party. Furthermore, the Board is currently undertaking a full review of the Company’s internal procedures in consultation with the Company’s nominated adviser. The Company is also is exploring setting up an AIM compliance committee to ensure that the Company is acting in accordance with AIM Rules.

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

On December 13, 2010 Allan Rowley resigned as Chief Financial Officer and took up office of Chief Executive Officer for MGT. Subsequently, Mr. Rowley resigned on February 7, 2011, to focus on the operations of Medicsight and held the position of Chief Executive Officer of Medicsight until July 26, 2011, when he tendered and the board of directors accepted his resignation.

On April 12, 2011, the agreement with D4D was renegotiated and a settlement agreement between MGT and D4D, Tim Paterson-Brown and Allan Rowley was executed and delivered. Under the settlement agreement, the following payments and assignments were agreed to be made by the Company to D4D: £110 ($178) settlement fee, £80 ($130) recoverable local taxes, £17 ($28) estimated legal expense and the assignment of 1.25 million shares of MDST common stock held by the Company to D4D. The common stock was delivered to D4D on April 28, 2011 and had a fair value of $71 on the date of transfer.  The parties, upon the terms and subject to the conditions of the settlement agreement and to the extent permitted by law, settled all claims arising out of the D4D Agreement and the respective directorships and employment arrangements with the Company and certain of its affiliates.  The Company has fully accrued and expensed all related costs.  As of June 30, 2011 only the estimated legal expenses of £17 ($28) remain accrued and unpaid.

During the six months ended June 30, 2011 MGT and Medicsight made payments to D4D, totaling $304 and $315 respectively.

13.     Operating leases, commitments and security deposit

On August 25, 2006 we executed a 10-year agreement with Pirbright Holdings Limited, to lease 8,787 square feet of office space at the Kensington Centre, 66 Hammersmith Road, London W14 8UD, United Kingdom.  Under this lease agreement our U.K. property rent, services and related costs are approximately £330 ($529) per annum, paid quarterly in advance. The Company has exercised its right to terminate the lease upon completion of the fifth year (August 24, 2011) and has found an alternative UK office location with no long-term lease commitment.  This commitment will be on a month-to-month basis beginning August 1, 2011 with total monthly rental payments of £8($13) along with a rental deposit of £16 ($26). As such minimum rental payments subsequent to this date have not been included in the schedule below.

We also have a satellite office in Tokyo, Japan, with a two-year rental agreement that began in March 2010.

The following is a schedule of the future minimum rental payments required under operating leases that have initial or remaining non-cancellable terms in excess of one year:

Year Ending

2011 (remaining six months)	$73
2012	28
Total	$101

The total lease rental expense was $298 and $261 for the six months ended June 30, 2011 and 2010 respectively.

Other commitments

In July 2008 we entered into an agreement with a partner to develop interfaces for our software.  We have committed to pay Euros € 1,445 ($2,079) over an expected thirty-six month period with the option to terminate the agreement with six months written notice.  Through June 30, 2011 we have paid Euros €845 ($1,215).  These payments will be recovered against future royalty payments, should the products be successfully commercialized.  These payments have been expensed to the income statement and classified as research and development.

14.           Line of credit facility

On April 12, 2011 the Company entered into a Revolving Line of Credit and Security Agreement with Laddcap for up to $500 for a fifteen month term. The Agreement encompasses a standby commitment fee of two (2%) percent of the maximum loan amount along with an eight (8%) percent interest charge on any funds drawn. Laddcap is a related party as the Managing Partner and beneficial owner of LaddCap is a shareholder and Interim Chief Executive Officer of MGT. No amounts have been drawn down against the facility as of the date of the filing of the Company’s Form 10-Q for the quarterly period ended June 30, 2011.

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

Executive summary:

MGT is a holding company comprised of MGT, the parent company, and its wholly-owned subsidiaries:  MGT Capital Investments (U.K.) Limited, MGT Investments (Gibraltar) Limited, and Medicsight Nominees Limited.  In addition we also have a controlling interest in our operating subsidiary, Medicsight Plc, including its wholly owned subsidiaries.

Medicsight is a medical technology company focusing on medical imaging software development and medical hardware devices. The Company is listed on the AIM Market of the London Stock Exchange (Ticker symbol “MDST”) and develops and commercializes enterprise-wide Computer-Aided Detection (“CAD”) applications which analyze Computer Tomography (“CT”) scans to assist radiologists in the early detection and measurement of colorectal polyps and lung lesions.  The CAD software received a CE Mark in 2009, which allows for sales in the European Union; On May 19, 2011, Medicsight’s software also received clearance from the U. S. FDA.  Revenue is presently limited as Medicsight attempts to commercialize its recent U.S. approval.   Medicsight has also responded to a request in Japan from the Ministry of Health, Labor and Welfare (“MHLW”) regulatory authorities for additional information relating to the reliability audit phase of their review.  Medicsight has also developed an automated CO2 medical inflation device and associated disposable tubing (MedicCO2LON) that is being commercialized via a global distributor. On June 30, 2011, the Company held 83.75 million shares (53.85%) of the 155.5 million issued share capital of Medicsight.

At June 30, 2011 the Company had cash and cash equivalents of $5,704 compared to $8,434 as of December 31, 2010.  The decrease is mainly attributable to cash used in operating activities ($5,123), offset by cash received in investing activities $1,981.

On January 31, 2011, the Company entered into a Sale and Purchase Agreement (the “Purchase Agreement”) with Committed Capital Nominees Limited (“Committed”). Pursuant to the Purchase Agreement, Committed agreed to purchase from the Company and the Company agreed to sell to Committed: (i) all 9,607,843 shares of Moneygate which MGT owned, for consideration of £0.096 ($0.154); and (ii) novated the benefit of a Facility Agreement dated November 18, 2010, between the Company and Moneygate, for consideration of £250 ($401), recording a gain on sale of £50 ($81). The Purchase Agreement was conditional upon the U.K. Financial Services Authority having given its written consent to the change of control of Moneygate. The change of control was approved on March 10, 2011, the £50 ($80) held in escrow was received by the Company on March 22, 2011. The remaining consideration of £200 ($321) was received by the Company on March 29, 2011.

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

As a result of the settlement agreement entered into with D4D Limited (“D4D”) on April 12, 2011, 1.25 million shares of MDST common stock held by the Company were assigned to D4D (a related party) on April 28, 2011.

During the quarter ended June 30, 2011, the Company disposed of 1.0 million shares of Medicsight via open market sales on London’s AIM Exchange, generating approximately $110 in gross proceeds.  The Company’s overall holding in Medicsight was reduced to 83.75 million shares (53.85%) of the 155.5 million issued share capital of Medicsight.

On June 8, 2011 the Company received notice from the NYSE Amex (the "Exchange") notifying that it is not in compliance with the following Exchange continued listing standards:  Section 1003(a)(i) of the Company Guide, resulting from stockholders' equity on March 31, 2011 of less than $2.0 million and losses from continuing operations and/or net losses in two of its three most recent fiscal years; Section 1003(a)(ii) of the Company Guide with stockholders' equity of less than $4.0 million and losses from continuing operations and/or net losses in three of its four most recent fiscal years; and Section 1003(a)(iii) with stockholders' equity of less than $6.0 million and losses from continuing operations and/or net losses in its five most recent fiscal years.

As allowed by Exchange rules, the Company was given until July 8, 2011 to submit a plan to demonstrate its ability to regain compliance with the listing standards within an 18 month remediation period.  On July 8, 2011, the Exchange granted the Company a one week extension until July 15, 2011 to file its plan of compliance; the Company filed its plan on that date.  If the plan is accepted, and periodic reviews by the Exchange confirm progress consistent with the plan, the Company will continue its listing during the 18-month plan period. Otherwise, the Company will be subject to delisting procedures as set forth in the Exchange Company Guide. The Company would have the right to appeal any such determination. However, there is no assurance of success throughout this process.

The Company's stock trading symbol will remain MGT, but will include a ".BC" appendage to denote its noncompliance. The trading symbol will bear this additional indicator until the Company regains its compliance with the NYSE Amex continued listing requirements.

On July 11, 2011, the Company announced in a Current Report on Form 8-K that it had initiated an internal investigation through a Special Committee regarding the potential misappropriation and/or misdirection of Company funds. The Special Committee has continued to conduct this inquiry, however, the investigation is not yet complete and the Company cannot predict with certainty when the investigation will be completed.  See “Controls and Procedures” included in Item 4 of Part I to this Quarterly Report on Form 10-Q.

On July 8, 2011 due to ongoing investigations trading in Medicsight’s common stock was halted by the AIM market and, as a consequence, trading in MGT’s common stock was also halted by NYSE Amex. There can be no assurance that trading will resume on NYSE Amex in MGT's common stock.

Results of operations:

The Company achieved the following results in the  three and six months ended June 30, 2011:

•	Revenue from license and other sales was $264 (2010: $326).

•	Operating expenses decreased 15% to $5,176 (2010: $6,126).

•	Net loss attributable to MGT decreased 27% to $2,942 (2010: $4,020) and resulted in a loss per share of $0.07 (2010: $0.12).

Revenue remains limited as Medicsight awaits commercial development in the U. S., as well as regulatory approvals in Japan.

Parent Holding Company operating results

Operating losses in the parent holding company for the three and six months ended June 30, 2011 respectively were: $170 (2010: $87), $499 (2010: $1,006). The largest items of operating expenses in the three months ended June 30, 2011, were executive salaries $180 (2010: $nil) and legal and professional fees, $240 (2010: $91), offset by a redundancy accrual reversal of $210 (2010: $nil) and a tax receivable accrual of $51 (2010: $nil).

Medicsight operating results

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenue	$217	$264	$264	$326
Cost of revenue	(100)	(114)	(100)	(114)
Gross margin	120	150	164	212
Operating expenses	2,116	1,905	4,425	4,209
Research and development (included in operating expenses)	322	517	764	913
Operating loss	(1,996)	(1,775)	(4,262)	(3,997)
Interest and other income	9	19	32	35
Depreciation	15	16	29	32
Stock-based compensation	147	197	164	406

	June 30, 2011	December 31, 2010

Cash	5,446	8,256
Net assets	5,787	9,478

In the three months ended June 30, 2011 Medicsight sold fewer CAD licenses in Europe compared to prior year $20 (2010: $51). U.S. sales require the recently-obtained FDA clearance and a successful commercial ramp with partner integration.

Revenues from MedicCO2LON sales were $197 (2010: $213) in the three months ended June 30, 2011. Cost of revenue for the period was $96 (2010: $114).

In the six months ended June 30, 2011 our operating expenses have seen a marginal increase compared to last year due to costs associated with company restructuring actions incurred in the period to further streamline the Company’s operations.

Research and development is made up of staff, staff related consultancy, stock options and product development software costs expensed on the research and development of Medicsight’s products.  In the six months ended June 30, 2011, the expenses decreased by 17% compared to previous year as the Company implements an expense reduction program.

In the six months ended June 30, 2011 stock-option expense declined as the result of forfeitures of options within the period. No new grants were issued in the period.

Interest and other income decreased due to lower cash balances, resulting from cash outflows for continuing operations, generating lower interest than in 2010.

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

Effective March 22, 2011, Moneygate is no longer a related party as the Company no longer has significant influence over its operations nor representation on the board of directors.

Other Investments: Eurindia Limited / XShares Group, Inc. / HipCricket Inc.

On March 31, 2010, following a detailed strategic review we reduced our on-going operating cost base and disposed of our investments in XShares Group Inc. (“XShares”), HipCricket, Inc. (“HipCricket”) and Eurindia Limited (“Eurindia”).

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

Liquidity and capital resources:

Working Capital information
	June 30, 2011	December 31, 2010
Working capital summary
Cash and cash equivalents	$5,704	$8,434
Current assets	6,977	10,730
Current liabilities	(1,536)	(1,550)
Working capital surplus	$5,441	$9,180

	Six months ended June 30,
	2011	2010
Cash flow summary
Cash (used for) provided by
Operating activities	$(5,123)	$(5,420)
Investing activities	1,981	(2,129)
Financing activities	—	—
Discontinued operations – operating activities	—	(226)
Effects of exchange rates on cash and cash equivalents	412	(1,060)
Net decrease in cash and cash equivalents	$(2,730)	$(8,835)

At June 30, 2011 Medicsight’s cash and cash equivalents were $5,446.  The company continues to monitor current expense levels and the required expenditures to successfully launch its software in the U.S.

At June 30, 2011 MGT’s cash and cash equivalents were $258, excluding amounts attributable to Medicsight. On April 12, 2011 the Company entered into a Revolving Line of Credit and Security Agreement (“Agreement”) with Laddcap, a related party, for up to $500 for a fifteen month term. The agreement encompasses a standby commitment fee of two (2%) percent of the maximum loan amount along with an eight (8%) percent interest charge on any funds drawn. No amounts have been drawn down against the facility on the date of the filing of the Company’s Form 10-Q for the quarterly period ended June 30, 2011.

Currently the Company has sufficient cash on hand and availability in the line of credit facility with Laddcap to continue operations through October 2011, at which point the Company may need to seek additional sources of financing. There is no guarantee that addiitonal sources will be available at terms acceptable to the Company or at all. Our ratio of current assets to current liabilities remains strong at 4.5 as a result of the $5,704 of cash held in the Company.

Operating Activities

Our cash and cash equivalents have decreased during 2011 predominantly because of $5,123 used in operating activities.  Our net cash used in operating activities differs from net loss predominantly because of various non-cash adjustments such as stock-based compensation and movements in working capital.

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

Other Liquidity Information

Investment in Medicsight

On February 10, 2011 the Company announced its decision to explore all alternatives with respect to maximizing the value of its holding in Medicsight; this analysis is ongoing.  Our condensed consolidated financial statements include the results and financial condition of our subsidiary, Medicsight. At June 30, 2011 the Company held 83.75 million shares in Medicsight out of Medicsight’s issued share capital of 155,524,904 shares. As of June 30, 2011 Medicsight’s share price was £0.05 ($0.08) compared to £0.04 ($0.07), as of December 31, 2010. At June 30, 2011, this valued the Company’s holdings at £3,978 ($6,372), compared to £3,724 ($5,761) as of December 31, 2010.

Following the settlement agreement entered into on April 12, 2011, 1.25 million shares of MDST common stock held by the Company were transferred to a related party on April 28, 2011.  The Company’s overall holding in Medicsight was further reduced by an additional 1.0 million shares during the quarter ended June 30, 2011, as the Company disposed of shares via open market sales on London’s AIM Exchange.  These sales generated approximately $110 in net proceeds.  As of June 30, 2011 MGT held 83,750,000 shares of the 155,524,904 issued share capital of Medicsight.

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

On June 8, 2011 the Company received notice from the NYSE Amex (the "Exchange") notifying that it is not in compliance with the following Exchange continued listing standards:  Section 1003(a)(i) of the Company Guide, resulting from stockholders' equity on March 31, 2011 of less than $2.0 million and losses from continuing operations and/or net losses in two of its three most recent fiscal years; Section 1003(a)(ii) of the Company Guide with stockholders' equity of less than $4.0 million and losses from continuing operations and/or net losses in three of its four most recent fiscal years; and Section 1003(a)(iii) with stockholders' equity of less than $6.0 million and losses from continuing operations and/or net losses in its five most recent fiscal years.

As allowed by Exchange rules, the Company was given until July 8, 2011 to submit a plan to demonstrate its ability to regain compliance with the listing standards within an 18 month remediation period.  On July 8, 2011, the Exchange granted the Company a one week extension until July 15, 2011 to file its plan of compliance; the Company filed its plan on that date.  If the plan is accepted, and periodic reviews by the Exchange confirm progress consistent with the plan, the Company will continue its listing during the 18-month plan period. Otherwise, the Company will be subject to delisting procedures as set forth in the Exchange Company Guide. The Company would have the right to appeal any such determination. However, there is no assurance of success throughout this process.

The Company's stock trading symbol will remain MGT, but will include a ".BC" appendage to denote its noncompliance. The trading symbol will bear this additional indicator until the Company regains its compliance with the NYSE Amex continued listing requirements.

On July 8, 2011 due to ongoing investigations, trading in Medicsight's common stock was halted by the AIM market. As a consequence, trading in MGT's common stock was also halted by NYSE Amex. There can be no assurance that trading will resume on NYSE Amex.

Commitments

 On August 25, 2006 we executed a 10-year agreement with Pirbright Holdings Limited, to lease 8,787 square feet of office space at the Kensington Centre, 66 Hammersmith Road, London W14 8UD, United Kingdom.  Under this lease agreement our U.K. property rent, services and related costs are approximately £330 ($529) per annum, paid quarterly in advance. The Company has exercised its right to terminate the lease upon completion of the fifth year (August 24, 2011) and has found an alternative UK office location with no long-term lease commitment.  This commitment will be on a month-to-month basis beginning August 1, 2011 with total monthly rental payments of £8 ($13) along with a rental deposit of £16 ($26). As such minimum rental payments subsequent to this date have not been included in the schedule below.

We also have a satellite office in Tokyo, Japan, with a two-year rental agreement that began in March 2010.

In July 2008 we entered into an agreement with a partner to develop interfaces for our software.  We have committed to pay Euros € 1,445 ($2,079) over an expected thirty-six month period with the option to terminate the agreement with six months written notice.  At June 30, 2011 we have paid Euros €845 ($1,215).  These payments will be recovered against future royalty payments, should the products be successfully commercialized.  These payments have been expensed to the income statement and classified as research and development.

The following is a schedule of the future minimum rental payments required under operating leases that have initial or remaining non-cancellable terms in excess of one year:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years
Operating lease obligations	$101	$73	$28	$—
Purchase obligations	864	864	—	—

Total	$965	$937	$28	$—

Critical Accounting policies and estimates:

Principles of consolidation

The consolidated financial statements include the accounts of our Company plus wholly owned subsidiaries and our majority owned subsidiary Medicsight.  The functional currency of our subsidiary is their local currency, GBP.  All intercompany transactions and balances have been eliminated.  All foreign currency translation gains and losses arising on consolidation were recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss) . Non-controlling interest represents the minority equity investment in any of the MGT group of companies, plus the minorities’ share of the net operating result and other components of equity relating to the non-controlling interest.

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

Income taxes

The Company applies the elements of FASB ASC 740-10 “Income Taxes — Overall” regarding accounting for uncertainty in income taxes.  This clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  As of June 30, 2011 and December 31, 2010, the Company did not have any unrecognized tax benefits.  The Company does not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Consolidated Statements of Operations.  There was no interest and penalties for the six months ended June 30, 2011 and 2010.  Tax years beginning in 2004 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

The computation of diluted loss per share for the six months ended June 30, 2011 and 2010 excludes all options and restricted stock because they are anti-dilutive due to the loss.  For the six months ended June 30, 2011 there were 10,274,167 options excluded with a weighted average exercise price of $0.24 per share.  For the six months ended June 30, 2010 there were 10,751,898 options excluded with a weighted average exercise price of $0.89 per share.

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

Item 3.     Quantitative and qualitative disclosures about market risk

Not applicable.

Item 4.      Previously Disclosed Material Weakness and Identification of an Additional Material Weakness

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2010, we identified the following material weaknesses: The Company did not properly identify and track matters requiring shareholder approval and notifications. Additionally, during the quarter ended June 30, 2011, the Company identified an additional material weakness: The Company did not identify all related party relationships.

Disclosure controls and procedures

We maintain disclosure controls and procedures (as defined in 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and accumulated and communicated to management, including our Interim Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q conducted by our management, with the participation of our Interim Chief Executive Officer, our Chief Financial Officer/Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2011 because we are not yet able to conclude that we have remediated the material weakness in internal control over financial reporting identified in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2010 along with the identification of an additional material control weakness of previously undisclosed related party entities.

The certifications of our Interim Chief Executive Officer and our Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning (i) the evaluation of our disclosure controls and procedures referred to in paragraph 4 of the certifications, and (ii) material weaknesses in the design or operation of our internal control over financial reporting referred to in paragraph 5 of those certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.

Changes in internal control over financial reporting

While we have taken steps to begin remediation of the material weaknesses previously disclosed, additional measures will be required. On July 11, 2011, the Company announced in a Current Report on Form 8-K that it had initiated an internal investigation through a Special Committee regarding the potential misappropriation and/or misdirection of Company funds. The Special Committee has continued to conduct this inquiry, however, the investigation is not yet complete and the Company cannot predict with certainty when the investigation will be completed.  Based upon the preliminary results of the investigation, the Company has concluded that no adjustments or restatement of our prior issued financial statements was required. However, based upon the preliminary results of the investigation, an additional weakness in internal controls over financial reporting was identified surrounding the identification and disclosure for related party relationships and related party transactions.

We will assess the effectiveness of our remediation efforts in connection with our management's tests of internal control over financial reporting in conjunction with our December 31, 2011 financial statements.

Except as identified above, we have not identified any changes in our internal controls over financial reporting during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We cannot assure you that the Company will be successful in commercializing any of the Company’s products or if any of the products are commercialized, that they will be profitable for the Company.

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

We have incurred significant operating losses since inception and have only recently commenced generating revenues from operations.  As a result, we have generated negative cash flows from operations and have an accumulated deficit as of June 30, 2011.  We are operating in a developing industry based on new technology and our primary source of funds to date has been through the issuance of securities and borrowed funds.  There can be no assurance that management’s efforts will be successful or that the products we develop and market will be accepted by consumers.  If our products are ultimately unsuccessful in the market, this could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

MGT’s corporate structure may make it more difficult or costly to take certain actions.  We conduct our business through Medicsight, a U.K. public company which is 53.85% owned by the MGT and through Medicsight’s subsidiaries in the U.K., the U.S., Japan and Gibraltar.  Although MGT and Medicsight share some directors and management, they are required to comply with corporate governance and rules applicable to public companies in the United Kingdom and the USA.  Should MGT propose to take any action, such as a transfer or allocation of assets or liabilities between MGT and its subsidiaries, MGT would have to take into consideration the potentially conflicting interests of MGT’s stockholders and the non-controlling stockholders.  This may deter MGT from taking such actions that might otherwise be in the best interest of MGT or cause MGT to incur additional costs in taking such actions.  The subsidiary companies would not be able to pay dividends or make other distributions of profits or assets to MGT without making pro-rata payments or distributions to the respective non-controlling stockholders.  Although neither the subsidiary nor MGT has plans to pay dividends or make distributions to its shareholders, MGT’s corporate structure may deter its subsidiary from doing so in the future.  If at any point we are ultimately unable to resolve any of these conflicts, this could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

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

Current deficiency in the Listing Standards of the NYSE Amex Market.

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

Trading Halt of MGT and Medicsight’s common stock

Trading in Medicsight’s common stock was halted by the AIM market on July 8, 2011 due to ongoing investigations into related party transactions at Medicsight and, as a consequence, trading in our common stock was also halted by AMEX. Trading in our common stock is currently halted on the AMEX, and a continued halt may harm the trading price of our securities, increase the volatility of the trading price of our securities and make it more difficult for investors to buy or sell shares of our common stock.  Medicsight, in coordination with the Company, is currently conducting an investigation into certain related party transactions and we are coordinating with the AMEX and AIM markets to restart trading at the conclusion of the Medicsight investigation. The halt on trading of our shares on AMEX is dependent on the resumption of trading of Medicsight common stock on the AIM.  There can be no assurance that the trading halt on our shares of common stock on the AMEX will be lifted.  Even if the halt on trading of our common stock is lifted, there can be no assurance that we will be able to regain compliance with AMEX listing standards and continue our listing on the AMEX in the future.

Discovery of Potential Related Party Transactions

In July 2011, the Company became aware of certain alleged irregularities at the Company and Medicsight relating to the fiscal years 2010 and earlier.  On July 11, 2011, the Company and Medicsight created special committees of their respective boards to investigate the alleged irregularities.  The investigation is ongoing and to date has uncovered potential related party transactions that were previously undisclosed.  Based on the initial findings of the investigation, Medicsight’s CEO, Allan Rowley was suspended by the Board of Medicsight.  Mr. Rowley subsequently tendered, and the board of directors accepted, his resignation on July 26, 2011 as CEO and Director of Medicsight.  The Company has determined that despite the discovery of several transactions that would trigger out of period adjustments (“OPA”), when taken either individually or cumulatively, the potential OPA’s would be immaterial from both a qualitative or quantitative point of view, and the Company’s financial statements do not require restatement at this time.  As the investigation is ongoing, no assurance can be made that the Company’s financial statements will not require restatement as a result of the discovery of additional irregularities.   The Company cannot predict with certainty when the investigation will be completed.

Natural disasters

Impact of Earthquake and Tsunami in Japan.

We do not believe that the recent earthquake and tsunami in Japan has had an impact on employees, intellectual property or clinical data; however, the Company is unable to assess the impact to its MHLW review process at this time.

Item 2.           Unregistered sales of equity securities and use of proceeds

In the six months ended June 30, 2011 no shares of common stock were issued.

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

MGT CAPITAL INVESTMENTS, INC
August 15, 2011

	By:	/s/ ROBERT LADD
Robert Ladd
Chief Executive Officer (Principal Executive Officer)
August 15, 2011

	By:	/s/ ROBERT P. TRAVERSA
Robert P. Traversa
Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.