Form 10-Q
period 2011-09-30
MGT CAPITAL INVESTMENTS INC
filed 2011-11-10
CIK 1001601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 0-26886

MGT CAPITAL INVESTMENTS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-4148725
(State of Incorporation)	(I.R.S. Employer Identification No.)

26-28 Hammersmith Grove, London W6 7BA, UNITED KINGDOM
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

As of November 10, 2011 the registrant had outstanding 39,550,590 shares of common stock, $0.001 par value.

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

Item 1. Financial Statements.
MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

	September 30,	December 31,
	2011	2010 *
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,536	$8,434
Accounts receivable	317	46
Other receivables — related party	—	45
Prepaid expenses and other current assets	872	699
Deferred consideration for sale of assets	—	370
Loan receivable — related party — current	—	1,136
Total current assets	4,725	10,730

Property and equipment, at cost, net	94	247
Security deposits	270	191
Loan receivable — related party — long-term	—	308
Total assets	$5,089	$11,476

Liabilities
Current liabilities:
Accounts payable	558	411
Accrued expenses	637	981
Other payables	108	158
Total current liabilities	1,303	1,550

Stockholders’ (deficit)/equity

Common stock, $0.001 par value: 75,000,000 shares authorized; 39,550,590 and 39,050,590 shares issued and outstanding at September 30, 2011 and December 31, 2010 respectively.	40	39
Additional paid-in capital	282,535	282,409
Accumulated other comprehensive loss	(4,747)	(5,005)
Accumulated deficit	(279,622)	(275,478)
Total stockholders’ (deficit)/equity	(1,794)	1,965
Non-controlling interest	5,580	7,961
Total equity	3,786	9,926

Total stockholders’ equity, liabilities and non-controlling interest	$5,089	$11,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

* Derived from audited financial information

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,
	2011	2010

Revenues	$167	$62
Cost of revenue	5	1
Gross profit	162	61

Operating expenses
Selling, general and administrative	1,807	1,822
Research and development cost	303	187
	2,110	2,009

Operating loss	(1,948)	(1,948)

Interest and other income/(expense), net	—	(27)
Provision for loan receivable – related party	—	(1,711)

Net loss before income tax benefit	(1,948)	(3,686)

Income tax benefit/(expense)	—	—

Net loss before non-controlling interest	(1,948)	(3,686)

Net loss attributable to non-controlling interest	746	854

Net loss attributable to MGT Capital Investments, Inc.	$(1,202)	$(2,832)

Per share data:

Basic and diluted loss per share from continuing operations	$(0.03)	$(0.09)
	$(0.03)	$(0.09)

Weighted average number of common shares outstanding	39,092,257	32,550,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Nine months ended September 30,
	2011	2010

Revenues	$431	$388
Cost of revenue	105	115
Gross profit	326	273

Operating expenses
Selling, general and administrative	6,219	7,035
Research and development cost	1,067	1,100
	7,286	8,135

Operating loss	(6,960)	(7,862)

Interest and other income/(expense), net	32	—
Provision for loan receivable – related party	—	(1,711)
Gain on sale of loan receivable — related party	81	—

Net loss from continuing operations before income tax benefit	(6,847)	(9,573)

Income tax benefit	51	167

Net loss from continuing operations before non-controlling interest	(6,796)	(9,406)

Discontinued operations
Net loss from operations of Medicexchange, net of income tax benefit	—	(234)
Gain on sale of Medicexchange, net of income taxes	—	149
	—	(85)

Net loss before non-controlling interest	(6,796)	(9,491)

Net loss attributable to non-controlling interest	2,652	2,639

Net loss attributable to MGT Capital Investments, Inc.	$(4,144)	$(6,852)

Per share data:

Basic and diluted loss per share from continuing operations	$(0.11)	$(0.20)
Basic and diluted loss per share from discontinued operations	—	(0.01)
	$(0.11)	$(0.21)

Weighted average number of common shares outstanding	39,064,683	32,550,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)/EQUITY AND COMPREHENSIVE LOSS
 (In thousands)
(Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	Amount	capital	income/(loss)	deficit	equity/(deficit)	interest	equity
BALANCE, DECEMBER 31, 2010	39,051	$39	$282,409	$(5,005)	$(275,478)	$1,965	$7,961	$9,926
Issuance of restricted stock	500	1	—	—	—	1	—	1
Stock-based compensation	—	—	48	—	—	48	39	87
Restricted stock compensation	—	—	57	—	—	57	—	57
Sale and assignment of Medicsight stock	—	—	21	55	—	76	97	173
COMPREHENSIVE INCOME/(LOSS)
Net loss for the period	—	—	—	—	(4,144)	(4,144)	(2,652)	(6,796)
Translation adjustment	—	—	—	203	—	203	135	338
Total comprehensive loss						(3,941)	(2,517)	(6,458)
BALANCE, SEPTEMBER 30, 2011	39,551	$40	$282,535	$(4,747)	$(279,622)	$(1,794)	$5,580	$3,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2011	2010

Cash flows from operating activities:
Net loss before non-controlling interest	$(6,796)	$(9,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	234
Stock-based compensation expense	144	515
Depreciation	52	109
Loss on abandonment of property and equipment	118	—
Accrued interest	—	(10)
Assignment of Medicsight stock to D4D	(4)	—
Gain on sale of loan receivable — related party	(81)	—
Loss on impairment of loan receivable	—	1,703
Profit on disposal of Medicexchange and other investments	—	(201)
(Increase)/decrease in assets
Accounts receivable	(280)	30
Other receivable — related party	47	36
Prepaid expenses and other current assets	(212)	145
Increase/(decrease) in liabilities
Accounts payable	11	(336)
Accrued expenses	(315)	(273)
Other payables	14	9
Net cash used in operating activities	(7,302)	(7,530)

Cash flows from investing activities:
Issuance of Moneygate loans receivable	—	(1,472)
Issuance of “Dunamis Capital” loans receivable – related party	—	(1,100)
Cash in Medicexchange subsidiaries disposed of	—	(1,101)
Receipt of Dunamis loan repayment	1,100	—
Purchase of property, plant and equipment	(4)	(83)
Receipts from sale of Moneygate	401	—
Receipts of deferred consideration for sale of assets	370	382
Receipts from sale of Medicsight’s stock	110	—
Net cash provided by/(used in) investing activities	1,977	(3,374)

Cash flows of discontinued operations
Net cash used in Medicexchange operating activities	—	(226)
Net cash used in discontinued operations	—	(226)

Effects of exchange rates on cash and cash equivalents	427	(466)
Net change in cash and cash equivalents	(4,898)	(11,596)
Cash and cash equivalents, beginning of period	8,434	22,165
Cash and cash equivalents, end of period	$3,536	$10,569

The accompanying notes are an integral part of these condensed consolidated statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share amounts)

1.      Organization, basis of presentation and liquidity

The accompanying unaudited condensed consolidated financial statements of MGT Capital Investments, Inc. (“MGT”, “the Company”, “the Group”, “we”, “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been included. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2011.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated.

MGT is a holding company.  We currently have a controlling interest in our operating subsidiary, Medicsight Limited. (“Medicsight”). We also have wholly owned subsidiaries MGT Capital Investments (U.K.) Limited, MGT Investments (Gibraltar) Limited, and Medicsight Nominees Limited.

Medicsight is a medical technology company focusing on medical imaging software development and medical hardware devices. The Company develops and commercializes enterprise-wide Computer-Aided Detection (“CAD”) applications which analyze Computer Tomography (“CT”) scans to assist radiologists in the early detection and measurement of colorectal polyps and lung lesions. The CAD software received a CE Mark in 2009, which allows for sales in the European Union. On May 19, 2011, Medicsight’s software also received clearance from the U. S. Food and Drug Administration (the “FDA”).  Revenue is presently limited as Medicsight attempts to commercialize its recent U.S. approval. In late July 2011, Medicsight was informed by the Ministry of Health, Labor and Welfare (“MHLW”) that several statistical data errors were encountered in their review of the application for approval of its MedicRead software for use in CT Colonography procedures. Following informal guidance from MHLW, during August 2011, the Company decided to withdraw the current submission and is assessing the next course of action. In the meantime, the Board of Directors of Medicsight decided to close the Tokyo office as part of an overall program of expense reduction and corporate simplification. In addition to closing the Tokyo office, management of Medicsight has decided to close several non-essential subsidiaries in Australia, China and the UAE citing the unjustifiably high legal, regulatory and accounting costs of maintaining such entities. However, in order to better exploit the recent FDA approval of ColonCAD, Medicsight has opened a U.S. subsidiary (Medicsight, Inc.) in New York. Medicsight has also developed an automated CO2 medical inflation device and associated disposable tubing (MedicCO2LON) that is being commercialized via a global distributor. As of September 30, 2011, the Company held 83.75 million shares (53.85%) of the 155.5 million issued share capital of Medicsight. Medicsight was previously listed on the AIM market of the London Stock Exchange through September 22, 2011, when its shares were cancelled based on a duly passed shareholder resolution and Medicsight became private.

The Company has incurred significant operating losses since inception and is generating losses from operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $279,622 at September 30, 2011. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products the Company develops and markets will be accepted by consumers.

At September 30, 2011 Medicsight’s cash and cash equivalents were $3,449.

At September 30, 2011 MGT’s cash and cash equivalents were $87. On April 12, 2011 the Company entered into a Revolving Line of Credit and Security Agreement (“Agreement”) with Laddcap Value Partners, LP (“Laddcap”), a related party, for up to $500 for a fifteen month term. The Agreement encompasses a standby commitment fee of two (2%) percent of the maximum loan amount along with an eight (8%) percent interest charge on any funds drawn (see note 13).

Currently MGT anticipates it has sufficient cash on hand and availability in the line of credit facility with Laddcap to continue operations through April 2012, at which point the Company may need to seek additional sources of financing.  There is no guarantee that additional sources of capital will be available at terms acceptable to the Company or at all.

On October 4, 2011, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission in connection with a direct rights offering (the “Rights Offering”). Under the Rights Offering, the Company intends to distribute, at no charge, to holders of the Company’s common stock non-transferable and non-tradable subscription rights to purchase up to 31,640,472 shares of the Company’s common stock. Each stockholder will receive one basic subscription privilege for every one share of common stock owned by such stockholder, which subscription right will entitle the stockholder to purchase 0.8 shares of the Company’s common stock at a specified subscription price. This registration statement relating to the Rights Offering has not yet been declared effective by the SEC. The foregoing securities may not be sold nor may offers to buy be accepted prior to the time a registration statement becomes effective.

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

Inventory

At certain times the Company may hold in inventory its MedicCO2LON CO2 Insufflation device while awaiting sale to our exclusive distributor Medrad Inc.

We account for inventory at the lower of cost (first-in, first-out) or market. Cost is determined to be purchased cost for the finished MedicCO2LON from the third party supplier. We perform full physical inventory counts to maintain controls and obtain accurate data. The MedicCO2LON is either (i) sold to our exclusive distributor or (ii) placed in an external third party secure warehouse facility and remains our property. Once the units are shipped to the distributor it is deemed that the ownership is transferred to the distributor and the goods are delivered. Revenue is recognized as goods and orders are satisfied and goods are delivered to our distribution partner.

Reserves for slow-moving and obsolete inventories are provided based on historical experience and product demand. Management evaluates the adequacy of these reserves periodically based on forecasted sales and market trends.

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

Income taxes

The Company applies the elements of FASB ASC 740-10 “Income Taxes — Overall” regarding accounting for uncertainty in income taxes.  This clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  As of September 30, 2011 and December 31, 2010, the Company did not have any unrecognized tax benefits or expenses.  The Company does not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Consolidated Statements of Operations.  There was no interest and penalties for the nine months ended September 30, 2011 and 2010.  Tax years beginning in 2004 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

The computation of diluted loss per share for the nine months ended September 30, 2011 and 2010 excludes all options and restricted stock because they are anti-dilutive due to the loss.  For the nine months ended September 30, 2011 there were 8,315,908 options excluded with a weighted average exercise price of $0.27 per share.  For the nine months ended September 30, 2010 there were 9,046,893 options excluded with a weighted average exercise price of $0.44 per share.

Comprehensive income / (loss)

Comprehensive income/(loss) includes net income/(loss) and items defined as other comprehensive income/(loss).  Items defined as other comprehensive income/(loss), such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities, are separately classified in the consolidated financial statements.  Such items are reported in the Condensed Consolidated Statement of Stockholders’ Equity as accumulated other comprehensive income/ (loss).

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

Medicexchange’s operating results for the three and nine months ending September 30, 2011 and 2010 are as follows.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue	$—	$—	$—	$15
Operating expenses	—	—	—	(249)
Net loss from operations	—	—	—	(234)

4.           Cash and cash equivalents

We invest our cash in short-term deposits with major banks.  As of September 30, 2011 we held $3,536 of cash and cash equivalents.

Cash and cash equivalents consist of cash and temporary investments with maturities of 90 days or less when purchased.

Concentrations

The Company held $3,459 and $8,433 of its cash and cash equivalents at September 30, 2011 and December 31, 2010, respectively,  through Medicsight, its majority owned subsidiary, at financial institutions in Europe, United Arab Emirates (“UAE”) and Australia.   Cash held in foreign institutions is not insured by the Federal Deposit Insurance Corporation.

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

At December 31, 2010 and through to disposal on March 29, 2011, Moneygate was a related party. It was considered that the Company had significant influence over its operations and had representation on the board of directors (see note 11).

Dunamis Capital

On September 6, 2010 Medicsight made a short-term loan of $1,100 (£686) to Dunamis repayable by December 31, 2010, along with $36 (£22) of interest. Dunamis paid back the principal of $1,100 (£686) and interest of $48 (£30) on February 6, 2011 and February 10, 2011 respectively. The funds were lent to Dunamis in order to achieve a higher rate of interest than we would have on deposit with a financial institution and also to demonstrate Medicsight’s financial ability to co-invest with a joint venture in the region using one of its UAE subsidiaries. Dunamis had provided the assets of the business as collateral against the loan made by Medicsight. Dunamis was a related party as two former directors of Medicsight are also directors of Dunamis Capital (see note 11).

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

7.      Interest and other income (and expense)

We had the following other income and expense amounts:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Loss on sale of HipCricket	—	—	—	(19)
Gain on sale of XShares convertible note	—	—	—	1
Gain on sale of XShares equity	—	—	—	1
Gain on sale of Eurindia	—	—	—	1
Interest income	—	23	42	66
Other expenses	—	(50)	(10)	(50)
Total	$—	$(27)	$32	$—

8.      Comprehensive loss

Comprehensive losses for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Net loss as reported	$(1,948)	$(3,686)	$(6,796)	$(9,491)
Other comprehensive loss
Unrealized foreign exchange gain/(loss)	(66)	645	338	(459)
Comprehensive loss	(2,014)	(3,041)	(6,458)	(9,950)
Comprehensive loss attributable to non-controlling interest	775	595	2,517	2,759
Comprehensive loss attributable to MGT Capital Investments, Inc.	$(1,239)	$(2,446)	$(3,941)	$(7,191)

9.           Stock-based compensation

Medicsight has the following thirteen Stock Option Plans:

Plan A — on February 26, 2003 we approved stock option plan “A” and in the period ended June 30, 2003 we granted options for 2,971,000 shares under this plan.  At September 30, 2011 there were nil options outstanding.

Plan B — on August 15, 2005 we approved stock option plan “B” and between July 1, 2003 and March 31, 2005 we granted options for 3,420,500 shares under this plan.  At September 30, 2011 there were 150,000 options outstanding, all of which were exercisable.

Plan C — on August 15, 2005 we approved stock option plan “C” and between April 1, 2005 and June 30, 2006 we granted options for 515,000 shares under this plan.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from date of grant.  At September 30, 2011 there were 85,000 options outstanding, all of which were exercisable.

Plan D — On July 13, 2006 we approved stock option plan “D” and granted options for 1,375,000 shares under this plan.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the date of grant. At September 30, 2011 there were nil options outstanding.

Plan E — on February 22, 2007 we approved and granted options for 5,900,000 shares under stock option plan “E”.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months.  At September 30, 2011 there were 790,000 options outstanding, all of which were exercisable.

Plan F — on May 16, 2007 we approved and subsequently granted options for 350,000 shares under stock option plan “F”.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At September 30, 2011 there were 50,000 options outstanding, all of which were exercisable.

Plan G — on December 18, 2007 we approved and subsequently granted options for 3,025,000 shares under stock option plan “G”.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At September 30, 2011 there were 150,000 options outstanding, all of which were exercisable.

Plan H — on June 2, 2008 we approved and subsequently granted options for 750,000 shares under stock option plan “H”. Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At September 30, 2011 there were nil options outstanding.

Plan I — on December 16, 2008 we approved and subsequently granted options for 1,805,000 shares under stock option plan “I”. Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At September 30, 2011 there were 100,000 options outstanding, of which 66,667 were exercisable.

Plan J — on May 14, 2009 we approved and subsequently granted options for 7,848,750 shares under stock option plan “J”.  Options under this plan vest in equal one-sixths for each six months that employees have been employed for 6, 12, 18, 24, 30 and 36 months from the grant date.  At September 30, 2011 there were 4,826,697 options outstanding, of which 3,788,405 were exercisable.

 Plan K — on May 20, 2009 we approved and subsequently granted options for 300,000 shares under stock option plan “K”.  Options under this plan vested in three tranches in the period to December 31, 2009.  At September 30, 2011 there were nil outstanding options.

Plan L — on January 26, 2010 we approved and subsequently granted options for 100,000 shares under stock option plan “L”.  Options under this plan vest in equal one-sixths after employees have been employed for 6, 12, 18, 24, 30 and 36 months from the grant date.  At September 30, 2011 there were 100,000 options outstanding, 50,002 of which were exercisable.

Plan M — on December 13, 2010 we approved and subsequently granted options for 5,375,000 shares under stock option plan “M”.  Options under this plan vest in equal one-sixths after employees have been employed for 6, 12, 18, 24, 30 and 36 months from the grant date.  At September 30, 2011 there were 2,064,211 options outstanding, 526,772 of which were exercisable.

The following weighted average assumptions were used to estimate the fair value of stock options granted during the nine months ended September 30, 2011:

Nine months ended September 30, 2010

Dividend yield	0%
Expected volatility	88%
Risk-free interest rate	3.96%
Expected life of options	5.9 years

No grants were issued in the nine months ended September 30, 2011.

The assumptions above are based on multiple factors including U.K. Treasury Bonds for the risk-free rate at the time of grant, expected future exercising patterns (we cannot base the estimate on the historical exercise patterns as no options have been exercised) and the volatility of Medicsight’s own stock price.

The assumptions used in the Black-Scholes option valuation model are highly subjective, and can materially affect the resulting valuation.

The following table summarizes stock option activity for the nine months ended September 30, 2011 under all option plans:

	Outstanding		Exercisable
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price

Outstanding at December 31, 2010	13,703,334	£0.13 ($0.20)	4,928,052	£0.23 ($0.37)

Granted	—	—
Exercised	—	—
Forfeited	(5,387,426)	£0.06 ($0.11)

Outstanding at September 30, 2011	8,315,908	£0.17 ($0.27)	5,656,846	£0.21($0.34)

The following is a summary of the status of stock options outstanding at September 30, 2011:

	Outstanding options				Exercisable options
	Number	Remaining contractual life (years)	Average exercise price		Number	Average exercise price

Medicsight Plan B	150,000	2.9	£0.75	$1.21	150,000	£0.75	$1.21
Medicsight Plan C	85,000	4.3	£0.75	$1.21	85,000	£0.75	$1.21
Medicsight Plan E	790,000	5.4	£0.50	$0.81	790,000	£0.50	$0.81
Medicsight Plan F	50,000	5.7	£0.75	$1.21	50,000	£0.75	$1.21
Medicsight Plan G	150,000	6.2	£1.10	$1.78	150,000	£1.10	$1.78
Medicsight Plan I	100,000	7.3	£0.24	$0.39	66,667	£0.24	$0.39
Medicsight Plan J	4,826,697	7.6	£0.09	$0.15	3,788,405	£0.09	$0.15
Medicsight Plan L	100,000	8.2	£0.09	$0.15	50,002	£0.09	$0.15
Medicsight Plan M	2,064,211	9.2	£0.05	$0.08	526,772	£0.05	$0.08

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

The Company has recorded the following amounts related to its share-based compensation expense in the accompanying Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Selling, general and administrative	$(75)	$(360)	$65	$470
Research and development	(2)	10	22	45
Discontinued operations	—	—	—	11
Total	$(77)	$(350)	$87	$526

Of the $87 stock-based expense for the nine months ended September 30, 2011 $39 was allocated to non-controlling interest.

The aggregate intrinsic value for options outstanding and exercisable at September 30, 2011 and 2010 was $nil.

A summary of non-vested options at September 30, 2011 and the change during the nine months ended September 30, 2011 is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested options at January 1, 2011	8,775,282	£0.10	$(0.17)
Granted	—	—	—
Vested	(1,508,816)	£0.14	$(0.22)
Forfeited	(4,607,404)	£0.09	$(0.15)
Nonvested options at September 30, 2011	2,659,062	£0.10	$(0.17)

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

A summary of non-vested restricted shares at September 30, 2011 and the change during the nine months ended September 30, 2011 is presented below.

	Options	Weighted Average Grant Date Fair Value
Nonvested restricted share at January 1, 2011	—	—	—
Granted	500,000	£0.21	$(0.34)
Vested	(166,667)	—	—
Forfeited	—	—	—
Nonvested restricted shares at September 30, 2011	333,333	£0.21	$(0.34)

In the nine months ended September 30, 2011, the Company recognized $57 share-based compensation expense relating to the issuance of the restricted shares.

Due to a recent resignation of a board member, a modification of the 60,000 existing non-vested restricted shares has been accounted for, and the incremental compensation is not considered to be material to the overall financial statements.

Unrecognized compensation cost

As of September 30, 2011 there was $338 of total unrecognized compensation cost related to non-vested share-based compensation arrangement. Of the $338 total unrecognized compensation cost, $225 related to non-vested share-based compensation granted under the option plans, and $113 related to non-vested share-based compensation granted under the restricted stock issuance. That cost is expected to be recognized over a weighted average period of 1.62 years.

10.           Stockholders equity and non-controlling interest

The Company has non-controlling investors in Medicsight as follows:

Medicsight
Non-controlling interest at January 1, 2011	$7,961
Non-controlling share of losses	(2,652)
Non-controlling interest share of stock-based compensation expense	39
Non-controlling interest share of other comprehensive income	135
Increase in non-controlling interest from sale and assignment of Medicsight’s stock	97
Non-controlling interest at September 30, 2011	$5,580

The following schedule presents the effects of changes in MGT’s ownership interest in Medicsight on the equity attributable to MGT:

	Nine months ended
	September 30, 2011	September 30, 2010
Net loss attributable to MGT Capital Investments, Inc.	$(4,144)	$(6,582)
Transfers (to) from the non-controlling interest:
Increase in MGT’s paid in capital from the sale and assignment of Medicsight’s stock	21	—
Changes from the net loss attributable to MGT Capital Investments, Inc. and transfers to the non-controlling interest	$(4,123)	$(6,582)

11.     Related party transactions

Accsys Technologies

Tim Paterson-Brown, our former Chairman and Chief Executive Officer, was a non-executive director of Accsys Technologies plc (“Accsys”), but resigned from this position on April 6, 2010.  Accsys’ subsidiary, Titan Wood Limited (“Titan Wood”), rented space at 66 Hammersmith Road, London W14 8UD, United Kingdom.  During the nine months ended September 30, 2011 and 2010 respectively, £55 ($89) and £89 ($144) of office related costs were recharged to Titan Wood.  At September 30, 2011, Titan Wood is no longer a related party and there was nothing outstanding from Titan Wood.

Moneygate Group

In Fiscal 2009 we purchased 49% of the share capital of Moneygate.  On acquisition we provided loan facilities of £250 ($398) for working capital and £2,000 ($3,186) for acquisitions and subsequently entered into various transactions with Moneygate and other non-related parties.

At December 31, 2010, and through to its disposal, Moneygate was a related party.  It was considered that the Company had significant influence over its operations and had representation on the board of directors. Due to this significant influence, we account for it under the equity method. Since the investment was acquired at a nominal value, also its fair value, and had incurred losses since we made our investment, it was recorded in the consolidated financial statements at a value of $nil at December 31, 2010 and 2009.

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

In February 2011 the Company, following consultation with its nominated advisor noted that as a result of Mr. Sumner’s relationships with both Dunamis and Medicsight, the Loan constituted a related party transaction under Rule 13 of AIM Rules for Companies. Rule 13 requires that an AIM company must issue notification without delay as soon as the terms of a transaction with a related party are agreed. The independent directors, having consulted with the Company’s nominated adviser, considered the terms of the transaction fair and reasonable insofar as shareholders were concerned. On February 18, 2011 the Company issued a notice detailing the terms of the transaction with the related party.

Laddcap Value Partners III LLC

On April 12, 2011 the Company entered into a Revolving Line of Credit and Security Agreement with Laddcap for up to $500 for a fifteen month term. The Agreement encompasses a standby commitment fee of two (2%) percent of the maximum loan amount along with an eight (8%) percent interest charge on any funds drawn.  Laddcap is a related party as the Managing Partner and beneficial owner of Laddcap is a shareholder and Interim Chief Executive Officer of MGT. No amounts have been drawn down against the facility as of the date of the filing of the Company’s Form 10-Q for the quarterly period ended September 30, 2011.

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

On April 12, 2011, the agreement with D4D was renegotiated and a settlement agreement between MGT and D4D, Tim Paterson-Brown and Allan Rowley was executed and delivered. Under the settlement agreement, the following payments and assignments were agreed to be made by the Company to D4D: £110 ($178) settlement fee, £80 ($130) recoverable local taxes, £17 ($28) estimated legal expense and the assignment of 1.25 million shares of MDST common stock held by the Company to D4D. The common stock was delivered to D4D on April 28, 2011 and had a fair value of $71 on the date of transfer.  The parties, upon the terms and subject to the conditions of the settlement agreement and to the extent permitted by law, settled all claims arising out of the D4D Agreement and the respective directorships and employment arrangements with the Company and certain of its affiliates.  The Company has fully accrued and expensed all related costs.  As of September 30, 2011 only the estimated legal expenses of £17 ($28) remain accrued and unpaid.

During the nine months ended September 30, 2011 MGT and Medicsight made payments to D4D, totaling $304 and $315 respectively.

12.     Operating leases, commitments and security deposit

On August 25, 2006 we executed a 10-year agreement with Pirbright Holdings Limited, to lease 8,787 square feet of office space at the Kensington Centre, 66 Hammersmith Road, London W14 8UD, United Kingdom.  Under this lease agreement our U.K. property rent, services and related costs are approximately £330 ($516) per annum, paid quarterly in advance. The Company has exercised its right to terminate the lease upon completion of the fifth year (August 24, 2011) and has found an alternative UK office location with no long-term lease commitment.  This commitment is on a month-to-month basis and began on August 1, 2011 with total monthly rental payments of £8 ($13) along with a rental deposit of £16 ($25). As such minimum rental payments subsequent to this date have not been included in the schedule below.

On September 1, 2011 the Company entered into a three year lease agreement for office space located in Harrison, New York, United States terminating on November 30, 2014.  Under the agreement our total rental payments over the three year lease period are $240, which includes three months of free rent totaling $17 and a refundable rental deposit of $39.

We also have a satellite office in Tokyo, Japan, with a two-year rental agreement that began in March 2010.  This office is anticipated to be closed as part of the Company’s restructuring activities.

The following is a schedule of the future minimum rental payments required under operating leases that have initial or remaining non-cancellable terms in excess of one year:

Year Ending

2011 (remaining three months)	$56
2012	89
2013	63
2014	56
Total	$264

The total lease rental expense was $445 and $431 for the nine months ended September 30, 2011 and 2010 respectively.  For the three months ended September 30, the total lease rental expense was $147 and $170 in 2011 and 2010 respectively.

13.           Line of credit facility

On April 12, 2011 the Company entered into a Revolving Line of Credit and Security Agreement with Laddcap for up to $500 for a fifteen month term. The Agreement encompasses a standby commitment fee of two (2%) percent of the maximum loan amount along with an eight (8%) percent interest charge on any funds drawn.  The Company has fully accrued the commitment fee of $10 as of September 30, 2011.  Laddcap is a related party as the Managing Partner and beneficial owner of LaddCap is a shareholder and Interim Chief Executive Officer of MGT.  No amounts have been drawn down against the facility as of the date of the filing of the Company’s Form 10-Q for the quarterly period ended September 30, 2011.

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

Executive summary:

MGT is a holding company comprised of MGT, the parent company, and its wholly-owned subsidiaries:  MGT Capital Investments (U.K.) Limited, MGT Investments (Gibraltar) Limited, and Medicsight Nominees Limited.  In addition we also have a controlling interest in our operating subsidiary, Medicsight Limited, including its wholly owned subsidiaries.

Medicsight is a medical technology company focusing on medical imaging software development and medical hardware devices. Medicsight develops and commercializes enterprise-wide Computer-Aided Detection (“CAD”) applications which analyze Computer Tomography (“CT”) scans to assist radiologists in the early detection and measurement of colorectal polyps and lung lesions. The CAD software received a CE Mark in 2009, which allows for sales in the European Union. On May 19, 2011, Medicsight’s software also received clearance from the U. S. FDA.  Revenue is presently limited as Medicsight attempts to commercialize its recent U.S. approval.  On September 30, 2011, the Company held 83.75 million shares (53.85%) of the 155.5 million issued share capital of Medicsight.

In late July 2011, Medicsight was informally informed by the MHLW that several statistical data errors were encountered in their review of the application for approval of its MedicRead software for use in CT Colonography procedures. Following informal guidance from MHLW, during August 2011, the Company decided to withdraw the current submission and is assessing the next course of action. In the meantime, the Board of Directors of Medicsight decided to close the Tokyo office as part of an overall program of expense reduction and corporate simplification. In addition to closing the Tokyo office, management of Medicsight has decided to close several other non-essential subsidiaries in Australia, China and the UAE citing the unjustifiably high legal, regulatory and accounting costs of maintaining such entities. However, in order to better exploit the recent FDA approval of ColonCAD, Medicsight has opened a U.S. subsidiary (Medicsight, Inc.) in New York. Medicsight has also developed an automated CO2 medical inflation device and associated disposable tubing (MedicCO2LON) that is being commercialized via a global distributor.

At September 30, 2011 the Company had cash and cash equivalents of $3,536 compared to $8,434 as of December 31, 2010.  The decrease is mainly attributable to cash used in operating activities ($7,302), offset by cash received in investing activities $1,977.

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

In May 2011 the Company disposed of 1.0 million shares of Medicsight via open market sales on London’s AIM Exchange, generating approximately $110 in gross proceeds.  The Company’s overall holding in Medicsight was reduced to 83.75 million shares (53.85%) of the 155.5 million issued share capital of Medicsight.

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

On August 23, 2011, the Exchange accepted the Company’s plan of compliance submitted to the Exchange in response to the deficiency letter. The Exchange granted the Company an extension until December 8, 2012 to regain compliance with Sections 1003(a) (i)-(iii) of the Exchange’s Company Guide. The Exchange further notified the Company that its common stock had fallen to a low trading price for a significant period of time and that the Company was therefore not in compliance with Section 1003 (f)(v) of the Company Guide. The Company was given until February 23, 2012 to comply with this Section. The Exchange noted that MGT could regain compliance by effectuating a reverse-split of its common stock prior to February 23, 2012. The Company intends to use its best efforts to utilize this remedy.  However, there is no assurance of success throughout this process.

The Company's stock trading symbol will remain MGT, but now includes ".BC" appendage to denote its noncompliance. The trading symbol will continue to bear this additional indicator until the Company regains its compliance with the NYSE Amex continued listing requirements.

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

On July 8, 2011, due to the ongoing internal investigations trading in Medicsight’s common stock was halted by the AIM market and, as a consequence, trading in MGT’s common stock was also halted by NYSE Amex.  On August 22, 2011 the Company issued a press release based upon the substantially complete results of the investigation. The Company had concluded that no adjustments or restatements of prior issued financial statements were required.  Although the investigation remains on-going, management is confident that the Company’s financial statements will not require a material restatement as a result of any additional irregularities that may be uncovered in the future.  The trading halt was lifted by the respective markets on August 22, 2011.

In the event the investigation results in any finding of wrongdoing, the Company plans, consistent with the best interests of the Company and its stockholders, to pursue recovery and/or restitution to the fullest extent provided by law.  However, in such an event, there can be no assurance of any recovery, or that any recovery will exceed the costs of collection, the costs of any litigation (including settlements as well as legal fees) relating to this matter, or any other costs associated with this matter, including but not limited to payment of taxes or fines, and the findings of unreported claims on the Company’s assets.

On August 22, 2011, the Board of Directors of Medicsight had agreed to call a General Meeting of Stockholders on September 14, 2011 to cancel trading of Medicsight PLC’s Ordinary Shares.  As a result of the meeting on September 14, 2011, the resolution was duly passed and Medicsight’s shares were cancelled on The London Stock Exchange effective September 22, 2011.  In addition on September 22, 2011 Medicsight PLC status changed to a limited company, now known as Medicsight Limited.

Results of operations:

The Company achieved the following results in the three and nine months ended September 30, 2011:

•	Revenue from license and other sales was $167 (2010: $62) and $431 (2010: $388) for the three and nine month periods respectively.

•	Operating expenses increased 1% to $2,110 (2010: $2,009) and decreased 10% to $7,286 (2010: $8,135) for the three and nine month periods respectively.

•
Net loss attributable to MGT decreased 58% to $1,202 (2010: $2,832) resulting in a loss per share of $0.03 (2010: $0.09), and decreased 40% to $4,144 (2010: $6,852) resulting in a loss per share of $0.11 (2010: $0.20) for the three and nine month periods respectively.

Revenue remains limited as Medicsight awaits commercial development in the U. S.

Parent Holding Company operating results

Operating losses in the parent holding company for the three and nine months ended September 30, 2011 respectively were: $163 (2010: $989), $662 (2010: $1,995). The largest items of operating expenses in the nine months ended September 30, 2011, were executive salaries $271 (2010: $nil) and legal and professional fees, $517 (2010: $716), offset by a redundancy accrual reversal of $210 (2010: $nil) and a tax receivable accrual of $51 (2010: $nil). The largest items of operating expenses in the three months ended September 30, 2011were executive salaries $93 (2010: $nil), legal and professional fees, $153 (2010: $82), offset by a management expense recharge of $26 (2010: $nil)

Medicsight operating results

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Revenue	$167	$62	$431	$388
Cost of revenue	(5)	(1)	(105)	(115)
Gross margin	162	61	326	273
Operating expenses	1,777	1,931	6,202	6,140
Research and development (included in operating expenses)	303	187	1,067	1,100
Operating loss	(1,614)	(1,870)	(5,876)	(5,867)
Interest and other income/ (expense)	—	(40)	32	(5)
Depreciation	12	12	41	44
Stock-based compensation	(77)	175	87	581

	September 30, 2011	December 31, 2010

Cash	$3,449	$8,256
Net assets	4,032	9,478

For the nine months ended September 30, 2011 Medicsight CAD revenue was $212, up 21% compared to the prior year of $175.  Sales were primarily in Europe.  In the three months ended September 30, 2011 CAD revenue was $151 (2010: $60).

Revenues from MedicCO2LON sales were $219 (2010: $213) in the nine months ended September 30, 2011. Cost of revenue for the period was $105 (2010: $115).  In the three months ended September 30, 2011 sales were $16 (2010: $2) and the cost of revenue was $5 (2010: $1).

In the nine months ended September 30, 2011 our operating expenses have seen a marginal increase compared to last year due to costs associated with Company restructuring actions incurred in the period to further streamline the Company’s operations.  In the three months ended September 30, 2011 there has been a decrease, resulting from these restructuring actions.

Research and development is made up of staff, staff related consultancy, stock options and product development software costs expensed on the research and development of Medicsight’s products.  In the nine months ended September 30, 2011, the expenses decreased by 3% to $1,070 (2010: $1,100).  In the three months ended September 30, 2011, the expenses increased by 64% to $306 (2010: $187) due to redundancy expense in the third quarter.

In the nine and the three months ended September 30, 2011 stock-option expense was lower than the prior year as the result of forfeitures that occurred during these periods. No new grants were issued in the period.

Interest and other income is higher compared to last year due to an interest expense recorded in 2010.

Other investments:

Other Investments: Moneygate Group Limited

On January 31, 2011, we entered into a Sale and Purchase Agreement with Committed Capital (“Committed”) whereby Committed agreed to purchase from the Company and the Company has agreed to sell to Committed (i) all 9,607,843 shares of Moneygate which MGT owned, for consideration of £0.096 ($0.154); and (ii) to cancel the benefit of a Facility Agreement dated November 18, 2010, between the Company and Moneygate, for consideration of £250 ($401). The Purchase Agreement was conditional upon the written consent of the U.K. Financial Services Authority approving change of control of Moneygate. The change of control was approved on March 10, 2011, and on March 22, 2011, the Company received £50 ($80) held in escrow. The remaining consideration of £200 ($321) was received by the Company on March 29, 2011.

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

Liquidity and capital resources:

Working Capital information
	September 30,	December 31,
	2011	2010
Working capital summary
Cash and cash equivalents	$3,536	$8,434
Current assets	4,725	10,730
Current liabilities	(1,303)	(1,550)
Working capital surplus	$3,422	$9,180

	Nine months ended September 30,
	2011	2010
Cash flow summary
Cash (used for) provided by
Operating activities	$(7,302)	$(7,530)
Investing activities	1,977	(3,374)
Financing activities	—	—
Discontinued operations – operating activities	—	(226)
Effects of exchange rates on cash and cash equivalents	427	(466)
Net decrease in cash and cash equivalents	$(4,898)	$(11,596)

At September 30, 2011 Medicsight’s cash and cash equivalents were $3,449.  The Company continues to monitor current expense levels and the required expenditures to successfully launch its software in the U.S.

At September 30, 2011 MGT’s cash and cash equivalents were $87, excluding amounts attributable to Medicsight. On April 12, 2011 the Company entered into a Revolving Line of Credit and Security Agreement (“Agreement”) with Laddcap, a related party, for up to $500 for a fifteen month term. The agreement encompasses a standby commitment fee of two (2%) percent of the maximum loan amount along with an eight (8%) percent interest charge on any funds drawn. No amounts have been drawn down against the facility on the date of the filing of the Company’s Form 10-Q for the quarterly period ended September 30, 2011.

Currently the Company anticipates it has sufficient cash on hand and availability in the line of credit facility with Laddcap to continue operations through April 2012, at which point the Company may need to seek additional sources of financing.  There is no guarantee that additional sources of financing will be available at terms acceptable to the Company or at all.

On October 4, 2011, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission in connection with a direct rights offering (the “Rights Offering”). Under the Rights Offering, the Company intends to distribute, at no charge, to holders of the Company’s common stock non-transferable and non-tradable subscription rights to purchase up to 31,640,472 shares of the Company’s common stock. Each stockholder will receive one basic subscription privilege for every one share of common stock owned by such stockholder, which subscription right will entitle the stockholder to purchase 0.8 shares of the Company’s common stock at a specified subscription price. This registration statement relating to the Rights Offering has not yet been declared effective by the SEC. The foregoing securities may not be sold nor may offers to buy be accepted prior to the time a registration statement becomes effective.

Operating Activities

Our cash and cash equivalents have decreased during 2011 predominantly because of ($7,302) used in operating activities.  Our net cash used in operating activities differs from net loss predominantly because of various non-cash adjustments such as stock-based compensation and movements in working capital.

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

Following the settlement agreement entered into on April 12, 2011, 1.25 million shares of MDST common stock held by the Company were transferred to a related party on April 28, 2011.  The Company’s overall holding in Medicsight was further reduced by an additional 1.0 million shares during the quarter ended June 30, 2011, as the Company disposed of shares via open market sales on London’s AIM Exchange.  These sales generated approximately $110 in net proceeds.  As of September 30, 2011 MGT held 83,750,000 shares of the 155,524,904 issued share capital of Medicsight.

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

On August 23, 2011, the Exchange accepted the Company’s plan of compliance submitted to the Exchange in response to the deficiency letter. The Exchange granted the Company an extension until December 8, 2012 to regain compliance with Sections 1003(a) (i)-(iii) of the Exchange’s Company Guide. The Exchange further notified the Company that its common stock had fallen to a low trading price for a significant period of time and that the Company was therefore not in compliance with Section 1003 (f)(v) of the Company Guide. The Company was given until February 23, 2012 to comply with this Section. The Exchange noted that MGT could regain compliance by effectuating a reverse-split of its common stock prior to February 23, 2012. The Company intends to use its best efforts to utilize this remedy.  However, there is no assurance of success throughout this process.

The Company's stock trading symbol will remain MGT, but will include a ".BC" appendage to denote its noncompliance. The trading symbol will bear this additional indicator until the Company regains its compliance with the NYSE Amex continued listing requirements.

On July 8, 2011 due to ongoing investigations, trading in Medicsight's common stock was halted by the AIM market. As a consequence, trading in MGT's common stock was also halted by NYSE Amex. Trading resumed for MGT on August 22, 2011.

Commitments

  On August 25, 2006 we executed a 10-year agreement with Pirbright Holdings Limited, to lease 8,787 square feet of office space at the Kensington Centre, 66 Hammersmith Road, London W14 8UD, United Kingdom.  Under this lease agreement our U.K. property rent, services and related costs are approximately £330 ($516) per annum, paid quarterly in advance. The Company has exercised its right to terminate the lease upon completion of the fifth year (August 24, 2011) and has found an alternative UK office location with no long-term lease commitment.  This commitment will be on a month-to-month basis and began on August 1, 2011 with total monthly rental payments of £8 ($13) along with a rental deposit of £16 ($25). As such minimum rental payments subsequent to this date have not been included in the schedule below.

On September 1, 2011 the Company entered into a three year lease agreement for office space located in Harrison, New York, United States terminating on November 30, 2014.  Under the agreement our total rental payments over the three year lease period are $240, which includes three months of free rent totaling $17 and a refundable rental deposit of $39.

We also have a satellite office in Tokyo, Japan, with a two-year rental agreement that began in March 2010.  This office is anticipated to be closed as part of the Company’s restructuring activities.

The following is a schedule of the future minimum rental payments required under operating leases that have initial or remaining non-cancellable terms in excess of one year:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years
Operating lease obligations	$264	$56	$152	$56

Total	$264	$56	$152	$56

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

Inventory

At certain times the Company may hold in inventory its MedicCO2LON CO2 Insufflation device whilst awaiting sale to our exclusive distributor Medrad Inc.

We account for inventory at the lower of cost (first-in, first-out) or market. Cost is determined to be purchased cost for the finished MedicCO2LON from the third party supplier. We perform full physical inventory counts to maintain controls and obtain accurate data. The MedicCO2LON is either (i) sold to our exclusive distributor or (ii) placed in an external third party secure warehouse facility and remains our property. Once the units are shipped to the distributor it is deemed that the ownership is transferred to the distributor and the goods are delivered. Revenue is recognized as goods and orders are satisfied and goods are delivered to our distribution partner.

Reserves for slow-moving and obsolete inventories are provided based on historical experience and product demand. Management evaluates the adequacy of these reserves periodically based on forecasted sales and market trends.

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

Income taxes

The Company applies the elements of FASB ASC 740-10 “Income Taxes — Overall” regarding accounting for uncertainty in income taxes.  This clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  As of September 30, 2011 and December 31, 2010, the Company did not have any unrecognized tax benefits.  The Company does not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Consolidated Statements of Operations.  There was no interest and penalties for the nine months ended September 30, 2011 and 2010.  Tax years beginning in 2004 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

The computation of diluted loss per share for the nine months ended September 30, 2011 and 2010 excludes all options and restricted stock because they are anti-dilutive due to the loss.  For the nine months ended September 30, 2011 there were 8,315,905 options excluded with a weighted average exercise price of $0.27 per share.  For the nine months ended September 30, 2010 there were 9,046,893 options excluded with a weighted average exercise price of $0.44 per share.

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

Recent accounting pronouncements

ASU 2011-05 - In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income" ("ASU 2011-05"). ASU 2011-05 provides amendments to ASC No. 220 "Comprehensive Income", which require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company is currently assessing the impact of the adoption of this update on the Company's financial condition, results of operations and cash flows.

Item 3.     Quantitative and qualitative disclosures about market risk

Not applicable.

Item 4.       Previously Disclosed Material Weakness and Identification of an Additional Material Weakness

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2010, we identified the following material weaknesses: The Company did not properly identify and track matters requiring shareholder approval and notifications. Additionally, during the nine month period ended September 30, 2011, the Company identified an additional material weakness: The Company did not identify all related party relationships.

Disclosure controls and procedures

We maintain disclosure controls and procedures (as defined in 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and accumulated and communicated to management, including our Interim Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q conducted by our management, with the participation of our Interim Chief Executive Officer, our Chief Financial Officer/Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2011 because we are not yet able to conclude that we have remediated the material weakness in internal control over financial reporting identified in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2010 along with the identification of an additional material control weakness of previously undisclosed related party entities.

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

Except as identified above, we have not identified any changes in our internal controls over financial reporting during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses since inception and have only recently commenced generating revenues from operations.  As a result, we have generated negative cash flows from operations and have an accumulated deficit as of September 30, 2011.  We are operating in a developing industry based on new technology and our primary source of funds to date has been through the issuance of securities and borrowed funds.  There can be no assurance that management’s efforts will be successful or that the products we develop and market will be accepted by consumers.  If our products are ultimately unsuccessful in the market, this could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

MGT’s corporate structure may make it more difficult or costly to take certain actions.  We conduct our business through Medicsight Limited, a U.K. company which is 53.85% owned by MGT and through Medicsight’s subsidiaries in the U.K., the U.S., Japan and Gibraltar.  Although MGT and Medicsight share some directors and management, they are required to comply with corporate governance and rules applicable to companies in the United Kingdom and the USA.  Should MGT propose to take any action, such as a transfer or allocation of assets or liabilities between MGT and its subsidiaries, MGT would have to take into consideration the potentially conflicting interests of MGT’s stockholders and the non-controlling stockholders of Medicsight.  This may deter MGT from taking such actions that might otherwise be in the best interest of MGT or cause MGT to incur additional costs in taking such actions.  The subsidiary companies would not be able to pay dividends or make other distributions of profits or assets to MGT without making pro-rata payments or distributions to the respective non-controlling stockholders.  Although neither the subsidiary nor MGT has plans to pay dividends or make distributions to its shareholders, MGT’s corporate structure may deter its subsidiary from doing so in the future.  If at any point we are ultimately unable to resolve any of these conflicts, this could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

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

Current deficiency in the Listing Standards of the NYSE Amex Market.

The staff of NYSE Amex has notified the Company that it is not in compliance with the following NYSE Amex continued listing standards:  Section 1003(a)(i) of the Company Guide, resulting from stockholders' equity on March 31, 2011 of less than $2.0 million and losses from continuing operations and/or net losses in two of its three most recent fiscal years; Section 1003(a)(ii) of the Company Guide with stockholders' equity of less than $4.0 million and losses from continuing operations and/or net losses in three of its four most recent fiscal years; and Section 1003(a)(iii) with stockholders' equity of less than $6.0 million and losses from continuing operations and/or net losses in its five most recent fiscal years.

On August 23, 2011, the Exchange accepted the Company’s plan of compliance submitted to the Exchange in response to the deficiency letter. The Exchange granted the Company an extension until December 8, 2012 to regain compliance with Sections 1003(a) (i)-(iii) of the Exchange’s Company Guide. However, there is no assurance of success throughout this process. The Company would have the right to appeal any such determination. However, there is no assurance of success throughout this process.

The Exchange further notified the Company that its common stock had fallen to a low trading price for a significant period of time and that the Company was therefore not in compliance with Section 1003 (f)(v) of the Company Guide. The Company was given until February 23, 2012 to comply with this Section. The Exchange noted that MGT could regain compliance by effectuating a reverse-split of its common stock prior to February 23, 2012.  The Company intends to call a stockholder meeting to approve a reverse stock split. There is no assurance that if approved by the Company’s stockholders and if effectuated by the Company’s board, that such reverse stock split will bring the Company into compliance with the NYSE Amex’s listing standards.

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

Discovery of Potential Related Party Transactions

In July 2011, the Company became aware of certain alleged irregularities at the Company and Medicsight relating to the fiscal years 2010 and earlier.  On July 11, 2011, the Company and Medicsight created special committees of their respective boards to investigate the alleged irregularities.  The investigation is ongoing and to date has uncovered potential related party transactions that were previously undisclosed.  Based on the initial findings of the investigation, Medicsight’s CEO, Allan Rowley was suspended by the Board of Medicsight.  Mr. Rowley subsequently tendered, and the board of directors accepted, his resignation on July 26, 2011 as CEO and Director of Medicsight.  The Company has determined that despite the discovery of several transactions that would trigger out of period adjustments (“OPA”), when taken either individually or cumulatively, the potential OPA’s would be immaterial from both a qualitative or quantitative point of view, and the Company’s financial statements do not require restatement at this time.  Management is confident that the Company’s financial statements will not require a material restatement as a result of any additional irregularities that may be uncovered in the future; however, no assurance can be made that the Company’s financial statements will not require restatement as a result of the discovery of additional irregularities.   The Company cannot predict with certainty when the investigation will be completed.

Item 2.           Unregistered sales of equity securities and use of proceeds

In the nine months ended September 30, 2011 no shares of common stock were issued.

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
November 10, 2011

	By:	/s/ ROBERT LADD
Robert Ladd
Interim Chief Executive Officer (Principal Executive Officer)
November 10, 2011

	By:	/s/ ROBERT P. TRAVERSA
Robert P. Traversa
Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.