Form 10-K
period 2011-12-31
MGT CAPITAL INVESTMENTS INC
filed 2012-03-01
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011.

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

500 Mamaroneck Avenue, Suite 204, Harrison, NY 10528, USA

(Address of principal executive offices, including zip code)

914-630-7431

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
(Do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒

As of June 30, 2011, the last day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $7,119,106

The common stock is the registrant’s only class of stock.

As of February 29, 2012 the registrant had outstanding 70,291,062 shares of common stock, $0.001 par value

MGT Capital Investments, Inc.

Form 10-K

Table of Contents

	PART I	4
Item 1	Business	4
Item 1A	Risk Factors	8
Item 1B	Unresolved Staff Comments	12
Item 2	Properties	12
Item 3	Legal Proceedings	12
Item 4	(Removed and Reserved)	12

	PART II	13
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13

Item 6	Selected Financial Data	13
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	25
Item 8	Financial Statements and Supplementary Data	25
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A	Controls and Procedures	26
Item 9B	Other Information	27

	PART III	28
Item 10	Directors, Executive Officers and Corporate Governance	28
Item 11	Executive Compensation	21
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	33
Item 13	Certain Relationships and Related Transactions, and Director Independence	34
Item 14	Principal Accountant Fees and Services	36

	PART IV	37
Item 15	Exhibits and Financial Statement Schedules	37

Signatures		39

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

MGT Capital Investments, Inc. (“MGT”, “the Company”, “the Group”, “we”, “us”) is a holding company.  We currently have a controlling interest in Medicsight ltd (“Medicsight”) and its subsidiaries Medicsight, Inc., Medicsight KK (Japan), Medicsight Pty Limited (Australia), Medicsight FZE (UAE), MedicEndo Limited (UAE), MedicCO2lon Limited (UAE) and Medicsight UK Limited (UK). On March 29, 2011 we disposed of our 49% holding in Moneygate Group Limited (“Moneygate”). On March 31, 2010 we disposed of our controlling interest in Medicexchange Limited (“Medicexchange”) and various other investments.  We also have wholly owned subsidiaries MGT Capital Investments (UK) Limited, MGT Investments (Gibraltar) Limited, and Medicsight Nominees Limited.

•	Medicsight and its wholly owned subsidiaries is a medical technology company focusing on medical imaging software development and medical hardware devices. The Company develops and commercializes Computer-Aided Detection (“CAD”) applications which analyze Computer Tomography (“CT”) scans to assist radiologists in the early detection and measurement of colorectal polyps. The Company has also developed an automated carbon dioxide insufflation device (MedicCO2LON) which it commercializes through a global distributor. The Company holds (53.85%) of the issued share capital of Medicsight.

•	On January 31, 2011, we entered into a Sale and Purchase Agreement (the “Purchase Agreement”) with Committed Capital Nominees Limited (“Committed”). Pursuant to the Purchase Agreement, Committed agreed to purchase: (i) all 9,607,843 shares of Moneygate which MGT owned, for consideration of £0.096 ($0.154); and (ii) to novate the benefit of a Facility Agreement dated November 18, 2010, between the Company and Moneygate, for consideration of £250 ($401), resulting in a gain on sale of £51 ($81).

The Company continues to explore all strategic alternatives with respect to its majority interest in Medicsight Limited.

The Company is also analyzing potential acquisition opportunities in healthcare marketing and technology, as well as various intellectual property assets. There can be no assurance that any acquisitions will occur at all, or that any such acquisitions will be accretive to earnings, book value and other financial metrics, or that any such acquisitions will generate positive returns for Company shareholders. Furthermore, it is contemplated that any acquisitions may require the Company to raise additional capital; such capital may not be available on terms acceptable to the Company, if at all.

Product development

ColonCAD

Medicsight’s core technology is the proprietary ColonCAD™ algorithm that is integrated (using application protocol interface (“API”) technology) into visualization workstations for radiologists to use when reviewing a patient’s colon CT scan data.

The CAD algorithm assists the radiologist as they search for polyps in the CT scan image data.  The radiologist uses the visualization software to review the patient’s CT scan images on the screen and searches for polyps (potentially pre-cancerous lesions on the wall of the colon).  After a full review, the radiologist then activates the Medicsight ColonCAD™ software, which immediately displays “CAD marks” on the images, drawing the radiologist’s attention to potential polyps and other regions of interest.  The radiologist then assesses each marked region in order to make the final decision as to the presence or absence of a polyp.

Clinical studies have demonstrated that radiologists assisted by Medicsight’s ColonCAD™ technology have a significantly higher sensitivity for the detection of patients with polyps in CT colonography compared to unassisted reading (i.e. traditional reading without the use of ColonCAD™).

Medicsight launched ColonCAD 4.0 in Europe in March 2009. This release significantly reduced the number of false-positive CAD marks presented to a radiologist reviewing a patient data set. In early 2011, Medicsight further developed the ColonCAD technology by releasing an enhanced version (ColonCAD 4.1) in Europe. In the United States, Medicsight received marketing clearance from the FDA in May 2011 for an earlier version of ColonCAD (v. 3.5). Further improvements in sensitivity and reduction of false-positive CAD marks have been in development; however there are no current plans to pursue regulatory approvals or commercialization of these newer versions.

In addition to currently approved products, Medicsight is continuing development of prone and supine registration technology. Currently clinicians review two data sets for each patient, one in each body position of prone and supine. This registration project aims to “register” the two data sets, including polyps and other regions of interest into one patient data set, thereby reducing clinical review time.

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

A patient undergoing a CT colon scan requires the colon to be insufflated (distended) with either CO2 gas or room air administered prior to the acquisition of their CT colonography images.  MedicCO2LON is designed to provide good quality insufflation, which is essential for the acquisition of high quality images from the CT colonography examination.

Intellectual Property

Medicsight continues to develop its intellectual property portfolio to protect the core technology in its CAD and other products.  During 2011, no patents were granted. Medicsight currently has 12 patents granted and 25 pending in various territories.

Regulatory approvals and submissions

US Food and Drug Administration clearance

In November 2008, Medicsight submitted the ColonCAD™ 510(k) application to the Food and Drug Administration (“FDA”) for clearance in the U.S. In December 2008, we received an Additional Information (“AI”) letter from the FDA and submitted our response to the FDA’s inquires in March 2009. In May 2011, Medicsight received 510(k) marketing clearance by the FDA for its ColonCAD 3.5 software. This clearance followed 30 months of formal and informal meetings and discussions with the FDA, and included the submission of data to satisfy FDA requests for additional information.

Other regulatory territories

In 2010, we received regulatory approval of MedicRead 3.0 (our visualization workstation which includes version 4.0 of the Medicsight ColonCAD API) from the Chinese State Food and Drug Administration (“SFDA”).

In March 2011 version 4.1 of the Medicsight ColonCAD API received the CE Mark in Europe, which certifies that the product has met European Union health, safety, and environmental standards.

In July 2011, Medicsight was informally informed by the Japanese Ministry of Health Labor and Welfare (“MHLW”) that several statistical data errors were encountered in their review of the application for approval of its MedicRead software for use in CT Colonography procedures. Following informal guidance from MHLW in August 2011, the Company decided to withdraw the current submission and is assessing the next course of action.

MedicCO2LON

In 2010 our MedicCO2LON automated CO2 insufflation device received the CE Mark in Europe.

In partnership with our distribution partner in 2010 we also submitted MedicCO2LON to the MHLW regulatory authorities in Japan for approval. We are currently awaiting a decision from MHLW.

Clinical Activity

In 2011, Scientific presentations of Medicsight’s CAD research were made at the annual European Congress of Radiology the 21th Annual Meeting of the European Society of Gastrointestinal and Abdominal Radiology “ESGAR”, and the annual Radiological Society of North America “RSNA” conference.

In addition, Medicsight sponsored of a number of international CT colonography training workshops. Medicsight’s current clinical development activities are very limited.

Commercial progress

Medicsight sells its ColonCad software through distribution partnerships with global advanced medical visualization companies, Picture Achieving and Communication System (“PACS”), suppliers and other Original Equipment Manufacturers (“OEM”).

Medicsight currently has partnership agreements with Vital Images, Inc. (acquired by Toshiba in 2011), TeraRecon Inc., Viatronix Inc., Toshiba Medical Visualization Systems (previously Barco NV), Infinitt, Qi Systems (formerly Ziosoft Inc.), Intrasense SAS, and Alma IT Systems.

We support our existing partners with systems integration and to increase market awareness. In addition we continue to seek new partners to bring the product to market.

In 2010, we signed a global distribution agreement with Medrad Inc. for our MedicCO2LON insufflation device and began commercial sales. Insufflators are manufactured by a third party under contract from Medicsight and are generally produced upon receipt of purchase orders from Medrad.

Revenue and Growth Strategy

Revenues remain limited. Medicsight recorded revenues of $536 in 2011 compared to $540 in 2010. Medicsight ended 2011 with net assets of $3,409 including $3,123 of cash and short term deposits. At December 31, 2011 all of our liquid assets were held as short term cash balances, mainly in US Dollars. Post year end, we continue to hold our surplus cash on short term deposit.

As we rely totally on third parties to sell our products, the Company cannot accurately estimate ColonCAD license sales or MedicCO2LON device sales.

The Company continues to explore all strategic alternatives with respect to its majority interest in Medicsight Limited.

The Company is also analyzing potential acquisition opportunities in healthcare marketing and technology, as well as various intellectual property assets. There can be no assurance that any acquisitions will occur at all, or that any such acquisitions will be accretive to earnings, book value and other financial metrics, or that any such acquisitions will generate positive returns for Company shareholders. Furthermore, it is contemplated that any acquisitions may require the Company to raise capital; such capital may not be available on terms acceptable to the Company, if at all.

Competition

The Company faces many competitors ranging from large CT scanner manufacturers such as GE, Hitachi, Philips, Siemens and Toshiba to smaller medical imaging and visualization companies, in addition to other independent CAD software providers. Moreover, regulatory approvals received by competitors in the U.S. and Europe and the U.S. have intensified the competitive landscape over the past year.

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

Three patents have been granted in the US covering aspects of Medicsight CAD technology. In addition, Medicsight has filed several patent applications in the United Kingdom, the United States, the European Patent Office, Japan, South Korea, Australia, Canada, and under the International Patent Cooperation Treaty (which currently has approximately 144 member countries) covering our core technologies and their applications.

Medicsight also has trademarked several business names in various jurisdictions. Failure to register appropriate patents, copyrights or trademarks in any jurisdiction may impede our ability to create brand awareness in our products, result in expenses in pursuing our rights with respect to our intellectual property, or result in lost revenues due to intellectual property disputes. We may be required to purchase licenses from sellers with prior rights in any country with no assurance that such rights will be available at a commercially acceptable cost.

Employees

As of December 31, 2011 the Company and its subsidiaries had 9 employees, all of whom were full-time employees.  Our employees are not part of a union.

General

MGT was originally incorporated as a Utah corporation in 1977 and was re-incorporated in Delaware in 2000.  At December 31, 2011 the Company’s authorized share capital was 75,000,000 shares of common stock, par value of $0.001.

In January 2007 the Company changed its name from Medicsight, Inc. to MGT Capital Investments, Inc.

As of February 29, 2012, 70,291,062 shares of our common stock are issued and all are outstanding.

Our principal executive office is located at 500 Mamaroneck Avenue, Suite 204, Harrison, NY 10528; telephone number (914) 630-7431.

Our Internet address is www.mgtci.com. Information on our website is not included as a part of this Annual Report.

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

The Company has only had a limited operating history and has recently commenced generating revenue from operations upon which an evaluation of its prospects can be made.  The Company’s prospects must be considered keeping in mind the risks, expenses and difficulties frequently encountered in the establishment of a new business in a constantly changing industry.  There can be no assurance that the Company will be able to achieve profitable operations in the foreseeable future if at all.

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

We have incurred significant operating losses since inception and have only recently commenced generating revenues from operations.  As a result, we have generated negative cash flows from operations and have an accumulated deficit as of December 31, 2011.  We are operating in a developing industry based on new technology and our primary source of funds to date has been through the issuance of securities and borrowed funds.  There can be no assurance that management’s efforts will be successful or that the products we develop and market will be accepted by consumers.  If our products are ultimately unsuccessful in the market, this could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

MGT’s corporate structure may make it more difficult or costly to take certain actions.  We conduct our business through Medicsight Ltd, a U.K. company which is 53.85% owned by MGT and through Medicsight’s subsidiaries in the U.K., the U.S., Japan and Gibraltar.  Although MGT and Medicsight share some directors and management, they are required to comply with corporate governance and rules applicable to companies in the United Kingdom and the USA.  Should MGT propose to take any action, such as a transfer or allocation of assets or liabilities between MGT and its subsidiaries, MGT would have to take into consideration the potentially conflicting interests of MGT’s stockholders and the non-controlling stockholders of Medicsight.  This may deter MGT from taking such actions that might otherwise be in the best interest of MGT or cause MGT to incur additional costs in taking such actions.  The subsidiary companies would not be able to pay dividends or make other distributions of profits or assets to MGT without making pro-rata payments or distributions to the respective non-controlling stockholders.  Although neither the subsidiary nor MGT has plans to pay dividends or make distributions to its shareholders, MGT’s corporate structure may deter its subsidiary from doing so in the future.  If at any point we are ultimately unable to resolve any of these conflicts, this could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

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

If we fail to maintain the adequacy of our internal accounting controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an on-going basis that we have effective internal controls over financial reporting in accordance with Section 404.  Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

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

Current deficiency in the Listing Standards of the NYSE Amex Market.

The staff of NYSE-Amex LLC (the “Exchange”) has notified the Company that it is not in compliance with the following Exchange continued listing standards:  Section 1003(a)(i) of the Company Guide, resulting from stockholders' equity on March 31, 2011 of less than $2.0 million and losses from continuing operations and/or net losses in two of its three most recent fiscal years; Section 1003(a)(ii) of the Company Guide with stockholders' equity of less than $4.0 million and losses from continuing operations and/or net losses in three of its four most recent fiscal years; and Section 1003(a)(iii) with stockholders' equity of less than $6.0 million and losses from continuing operations and/or net losses in its five most recent fiscal years.

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

The Exchange further notified the Company that its common stock had fallen to a low trading price for a significant period of time and that the Company was therefore not in compliance with Section 1003 (f)(v) of the Company Guide. The Company was given until February 23, 2012 to comply with this Section. The Exchange noted that the Company could regain compliance by effectuating a reverse-split of its common stock prior to February 23, 2012. On February 17, 2012 the Company received notice from the staff of the Exchange that the Company was granted an extension until March 31, 2012 to comply with Section 1003 (f) (v) of the Exchange’s Company Guide.   The Company plans to effectuate a reverse split of its common stock at a special meeting of the stockholders to be held on March 20, 2012. There can be no assurance that if approved by the Company’s stockholders and if effectuated by the Company’s board, that such reverse stock split will bring the Company into compliance with the Exchange’s listing standards.

On January 3, 2012, the Company was notified that it is not in noncompliance with Section 704 of the Company Guide in that it failed to hold an annual meeting of its stockholders during 2011 for the fiscal year ended December 31, 2010. The Company's plan of compliance detailing actions which it had taken, or intended to take, to regain compliance with the continued listing standards was accepted by the Exchange via letter dated January 26, 2012, granting the Company until July 3, 2012 to regain compliance with Section 704 of the Exchange’s Company Guide.

The Company will be subject to periodic review by Exchange staff during the extension period and prior to compliance with Sections 704, 1003(a)(i), (ii), (iii) and (f)(v) of the Exchange’s Company Guide. Failure to make progress consistent with the plans of compliance or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the NYSE AMEX LLC.

If our common stock is delisted from the NYSE Amex Market, the Company would be subject to the risks relating to penny stocks.

If our common stock were to be delisted from trading on the Exchange and the trading price of the common stock were below $5.00 per share on the date the common stock were delisted, trading in our common stock would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock" and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally institutions. These additional requirements may discourage broker-dealers from effecting transactions in securities that are classified as penny stocks, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell such securities in the secondary market. A penny stock is defined generally as any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

Discovery of Potential Related Party Transactions

In July 2011, the Company became aware of certain alleged irregularities at the Company and Medicsight relating to the fiscal years 2010 and earlier.  On July 11, 2011, the Company and Medicsight created special committees of their respective boards to investigate the alleged irregularities.  The investigation is on-going and to date has uncovered potential related party transactions that were previously undisclosed.  Based on the initial findings of the investigation, Medicsight’s CEO, Allan Rowley was suspended by the Board of Medicsight.  Mr. Rowley subsequently tendered, and the board of directors accepted, his resignation on July 26, 2011 as CEO and Director of Medicsight.  The Company has determined that despite the discovery of several transactions that would trigger out of period adjustments (“OPA”), when taken either individually or cumulatively, the potential OPA’s would be immaterial from both a qualitative or quantitative point of view, and the Company’s financial statements do not require restatement at this time.  Management is confident that the Company’s financial statements will not require a material restatement as a result of any additional irregularities that may be uncovered in the future; however, no assurance can be made that the Company’s financial statements will not require restatement as a result of the discovery of additional irregularities.   The Company cannot predict with certainty when the investigation will be completed.

Item 1B	Unresolved Staff Comments

Not applicable.

Item 2	Properties

Our principal executive office is located at 500 Mamaroneck Avenue, Suite 204, Harrison, NY 10528 where we occupy 2,718 square feet under a lease that expires on November 30, 2014. We also lease an additional satellite office in London, UK occupied by Medicsight, Limited.

Our offices are in good condition and are sufficient to conduct our operations.

Item 3	Legal Proceedings

The Company is not engaged in any material legal proceedings at this time nor are we aware of any pending legal proceedings.

Item 4	Mine Safety Disclosures

Not Applicable.

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer’s Purchases of Equity Securities.

Market information

The Company’s common stock is traded on the NYSE-Amex (the “Exchange”) stock exchange under the symbol “MGT”.  The following table sets forth the range of high and low sales prices per share of our common stock for each quarterly period during 2011 and 2010.

	High	Low

2011
Fourth Quarter	$0.09	$0.04
Third Quarter	0.20	0.04
Second Quarter	0.40	0.17
First Quarter	0.54	0.25

2010
Fourth Quarter	0.29	0.20
Third Quarter	0.33	0.15
Second Quarter	0.44	0.21
First Quarter	0.37	0.23

On February 29, 2012 the Company’s common stock closed on the Exchange at $0.05 per share.

As of February 29, 2012 there were 695 holders of record of the Company’s common stock.

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

Medicsight is a medical technology company focusing on medical imaging software development and medical hardware devices. Medicsight develops and commercializes enterprise-wide Computer-Aided Detection (“CAD”) applications which analyze Computer Tomography (“CT”) scans to assist radiologists in the early detection and measurement of colorectal polyps and lung lesions. The CAD software received a CE Mark in 2009, which allows for sales in the European Union. On May 19, 2011, Medicsight’s software also received clearance from the U.S. Food and Drug Administration (the “FDA”.)  Revenue is presently limited as Medicsight attempts to commercialize its recent U.S. approval.  On December 31, 2011, the Company held 83.75 million shares (53.85%) of the 155.5 million issued share capital of Medicsight.

In late July 2011, Medicsight was informally informed by the Japanese Ministry of Health, Labor and Welfare (“MHLW”) that several statistical data errors were encountered in their review of the application for approval of its MedicRead software for use in CT Colonography procedures. Following informal guidance from MHLW, during August 2011, the Company decided to withdraw the current submission and is assessing the next course of action. In the meantime, the Board of Directors of Medicsight closed the Tokyo office as part of an overall program of expense reduction and corporate simplification. In addition to closing the Tokyo office, management of Medicsight has decided to close several other non-essential subsidiaries in Australia, China and the UAE citing the unjustifiably high legal, regulatory and accounting costs of maintaining such entities. However, in order to better exploit the recent FDA approval of ColonCAD, Medicsight has opened a U.S. subsidiary (Medicsight, Inc.) in New York. Medicsight has also developed an automated CO2 medical inflation device and associated disposable tubing (MedicCO2LON) that is being commercialized via a global distributor.

In March 2011, the Company disposed of its 49% holding in Moneygate Group Limited, a United Kingdom based firm of Independent Financial Advisors.

At the March 7, 2011 board meeting, the members of the Compensation and Nominations Committees approved the grant of 500,000 restricted shares of MGT common stock, with each independent director of the board receiving 100,000 restricted shares. The restricted shares vest one-third each six months from date of issue. The unvested shares are subject to forfeiture if the applicable director is not a director of the Company at the time the restricted shares are to vest.

On or about December 19, 2011, the Company was advised by NYSE-Amex (the “Exchange”) that approval of shareholders is required in order to allow the issuance and listing of Restricted Shares, which were subject to the above- referenced grants. The Company and the Exchange then agreed that the grants be rescinded. All previous restricted stock compensation has been reversed. The Company considered the impact of these findings and deemed it immaterial to all prior quarters and the year end.

As a result of the settlement agreement entered into with D4D Limited (“D4D”) for prior executive services on April 12, 2011, 1.25 million shares of MDST common stock held by the Company were assigned to D4D (a related party) on April 28, 2011.

In May 2011 the Company disposed of 1.0 million shares of Medicsight via open market sales on London’s AIM Exchange, generating approximately $110 in gross proceeds. The Company’s overall holding in Medicsight was reduced to 83.75 million shares (53.85%) of the 155.5 million issued share capital of Medicsight.

On June 8, 2011 the Company received notice from the Exchange notifying that it is not in compliance with the following Exchange continued listing standards: Section 1003(a)(i) of the Company Guide, resulting from stockholders' equity on March 31, 2011 of less than $2.0 million and losses from continuing operations and/or net losses in two of its three most recent fiscal years; Section 1003(a)(ii) of the Company Guide with stockholders' equity of less than $4.0 million and losses from continuing operations and/or net losses in three of its four most recent fiscal years; and Section 1003(a)(iii) with stockholders' equity of less than $6.0 million and losses from continuing operations and/or net losses in its five most recent fiscal years.

As allowed by Exchange rules, the Company was given until July 8, 2011 to submit a plan to demonstrate its ability to regain compliance with the listing standards within an 18 month remediation period. On July 8, 2011, the Exchange granted the Company a one week extension until July 15, 2011 to file its plan of compliance; the Company filed its plan on that date.

On August 23, 2011, the Exchange accepted the Company’s plan of compliance submitted to the Exchange in response to the deficiency letter. The Exchange granted the Company an extension until December 8, 2012 to regain compliance with Sections 1003(a) (i)-(iii) of the Exchange’s Company Guide. The Exchange further notified the Company that its common stock had fallen to a low trading price for a significant period of time and that the Company was therefore not in compliance with Section 1003 (f)(v) of the Company Guide. The Exchange noted that the Company could regain compliance by effectuating a reverse-split of its common stock prior to February 23, 2012. On February 17, 2012 the Company received notice from the staff of the Exchange that the Company was granted an extension until March 31, 2012 to comply with Section 1003 (f)(v) of the Exchange’s Company Guide.   The Company plans to effectuate a reverse split of its common stock at a special meeting of the stockholders to be held on March 20, 2012.

On January 3, 2012, the Company was notified that it is not in noncompliance with Section 704 of the Company Guide in that it failed to hold an annual meeting of its stockholders during 2011 for the fiscal year ended December 31, 2010. The Company's plan of compliance detailing actions which it had taken, or intended to take, to regain compliance with the continued listing standards was accepted by the Exchange via letter dated January 26, 2012, granting the Company until July 3, 2012 to regain compliance with Section 704 of the Exchange’s Company Guide.

The Company will be subject to periodic review by Exchange staff during the extension period and prior to compliance with Sections 704, 1003(a)(i), (ii), (iii) and (f)(v) of the Exchange’s Company Guide. Failure to make progress consistent with the plans of compliance or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the NYSE AMEX LLC.

The Company's stock trading symbol remains MGT, but now includes ".BC" appendage to denote its noncompliance. The trading symbol will continue to bear this additional indicator until the Company regains its compliance with the Exchange continued listing requirements.

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

On July 8, 2011, due to the on-going internal investigations trading in Medicsight’s common stock was halted by the AIM market and, as a consequence, trading in MGT’s common stock was also halted by the Exchange. On August 22, 2011 the Company issued a press release based upon the substantially complete results of the investigation. The Company had concluded that no adjustments or restatements of prior issued financial statements were required. Although the investigation remains on-going, management is confident that the Company’s financial statements will not require a material restatement as a result of any additional irregularities that may be uncovered in the future. The trading halt was lifted by the respective markets on August 22, 2011.

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

On August 22, 2011, the Board of Directors of Medicsight had agreed to call a General Meeting of Stockholders on September 14, 2011 to cancel trading of Medicsight PLC’s Ordinary Shares.  As a result of the meeting on September 14, 2011, the resolution was duly passed and Medicsight’s shares were cancelled on The London Stock Exchange effective September 22, 2011.  In addition on September 22, 2011 Medicsight PLC status changed to a limited company, now known as Medicsight ltd.

On December 27, 2011, MGT raised approximately $639 net of associated costs of $142, in a direct rights offering to its shareholders. All 31,240,472 shares subject to the subscription rights were sold pursuant to the Basic Subscription Privilege and the Oversubscription Privilege described in the Prospectus, as filed with the Commission on November 22, 2011.

At December 31, 2011 Medicsight’s and MGT’s cash and cash equivalents were $3,123 and $581, respectively compared to $8,256 and $178 at December 31, 3010. The Company entered into a Revolving Line of Credit and Security Agreement with Laddcap Value Partners III LLC (“Laddcap”) on April 12, 2011 for up to $500 for a fifteen month term. The Agreement encompasses a standby commitment fee of two (2%) percent of the maximum loan amount along with an eight (8%) percent interest charge on any funds drawn. Laddcap is a related party as the Managing Partner and beneficial owner of Laddcap is a shareholder, president and CEO of MGT. No funds have been drawn against the facility as of the filing of Annual Report on Form 10-K.

Management believes that the current level of working capital will be sufficient to allow the Company to maintain its operations into April 2013. The Company is also analyzing potential acquisition opportunities in healthcare marketing and technology, as well as various intellectual property assets. There can be no assurance that any acquisitions will occur at all, or that any such acquisitions will be accretive to earnings, book value and other financial metrics, or that any such acquisitions will generate positive returns for Company shareholders. Furthermore, it is contemplated that any acquisitions may require the Company to raise capital; such capital may not be available on terms acceptable to the Company, if at all.

The Company achieved the following results in the twelve months ended December 31, 2011:

•	Revenue from license and other sales was $536 compared to $540 in 2010. Gross profit on revenues was $432 compared with $424 in 2010.

•	Other operating expenses decreased 29% to $8,294 compared to $11,757 in 2010.

•	Net loss attributable to MGT Capital Investments, Inc. decreased 53% to $4,549 and resulted in a loss per share of $0.12 compared to a net loss of $9,651 and net loss per share of $0.29 in 2010.

Revenue remains limited as Medicsight awaits commercial development in the U.S.

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

MedicCO2LON is sold exclusively through our distribution partner Medrad Inc.  Revenue is recognized as orders are satisfied and goods are delivered to our distribution partner. The Company generally offers terms which require payments within 30-45 days from invoicing.

Equity-based compensation

The Company recognizes compensation expense for all equity-based payments.  Under fair value recognition provisions, the Company recognizes equity-based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model.  The Black-Scholes option valuation model requires the development of assumptions that are input into the model.  These assumptions are the expected stock volatility, the risk-free interest rate, the option’s expected life and the dividend yield on the underlying stock. Expected volatility is calculated based on the historical volatility of our common stock over the expected option life and other appropriate factors.  Risk-free interest rates are calculated based on continuously compounded risk-free rates for the appropriate term.  The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on our common stock and does not intend to pay dividends on our common stock in the foreseeable future.  The expected forfeiture rate is estimated based on historical experience.

Determining the appropriate fair value model and calculating the fair value of equity-based payment awards requires the input of the subjective assumptions described above.  The assumptions used in calculating the fair value of equity-based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment.  As a result, if factors change and the Company uses different assumptions, our equity-based compensation expense could be materially different in the future.  In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest.  If our actual forfeiture rate is materially different from our estimate, the equity-based compensation expense could be significantly different from what the Company has recorded in the current period.

Inventory

We account for inventory at the lower of cost (first-in, first-out) or market. Cost is determined to be purchased cost for the finished MedicCO2LON product from the third party supplier. We perform full physical inventory counts to maintain controls and obtain accurate data. The MedicCO2LON product is either (i) sold to our exclusive distributor or (ii) placed in an external third party secure warehouse facility and remains our property. Once the units are shipped to the distributor it is deemed that the ownership is transferred to the distributor and the goods are delivered. Reserves for slow-moving and obsolete inventories are provided based on historical experience and product demand. Management evaluates the adequacy of these reserves periodically based on forecasted sales and market trends.

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

Income taxes

The Company applies the elements of FASB ASC 740-10 “Income Taxes — Overall” regarding accounting for uncertainty in income taxes. This clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2011and 2010, the Company did not have any unrecognized tax benefits. The Company does not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Consolidated Statements of Operations. There was no interest and penalties for the years ended December 31, 2011 and 2010. Tax years beginning in 2008 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

The computation of diluted loss per share for the years ended December 31, 2011, and 2010 excludes all options because they are anti-dilutive due to the loss.  For the year ended December 31, 2011 there were 3,781,253 options excluded with a weighted average exercise price of $0.18 per share.  For the year ended December 31, 2010 there were 13,703,334 options excluded with a weighted average exercise price of $0.20 per share.

Comprehensive income / (loss)

Comprehensive income/(loss) includes net income/(loss) and items defined as other comprehensive income/(loss).  Items defined as other comprehensive income/(loss), include foreign currency translation adjustments and are separately classified in the consolidated financial statements.  Such items are reported in the Condensed Consolidated Statement of Stockholders’ Equity as accumulated other comprehensive income/(loss).

Segment reporting

 The Company operates in one main operational segment, Medicsight, a medical imaging and device hardware company, with MGT providing corporate management services.

Results of Operations

Fiscal Year Ended December 31, 2011 vs. Fiscal Year Ended December 31, 2010

Revenue and gross margin

The Company generated revenues of $536 and gross margin of $432 for the year ended December 31, 2011 compared to $540 and $424 for same period in 2010.

In the year ending December 31, 2011, Medicsight sold CAD licenses primarily in Europe where it has regulatory approvals. Sales of our CAD products decreased by 1% to $319 compared to $323 for the year ending December 31, 2010.

In the year ended December 31, 2011, additional revenue of $217 was recognized through MedicCO2LON sales, equal to $217 for the same period in 2010.

Operating expenses

Our selling, general & administrative expenses were reduced to $7,150 in 2011 compared to $10,181 for the period ending December 31, 2010. Due to delays in receiving regulatory approvals in Japan and the USA management continued to reduce headcount and streamline operations in 2011. The effects of these decisions will continue to be reflected in the statement of operations.

Research and development costs decreased to $1,144 compared to $1,576 in 2010, primarily due to the reduction of headcount.

Interest and other income was $28 for the year ended December 31, 2011 as a result of Medicsight’s lower cash balances versus $66 for the period ending December 31, 2010.

Income Tax

Our effective tax rate for fiscal year 2011 and 2010 was (2)% and (3)%, respectively.  The difference in the Company’s effective tax rate from the Federal statutory rate is primarily due to a 100% valuation allowance provided for all deferred tax assets.

Net loss and net loss per share

Net loss attributable to MGT was $4,549 for Fiscal 2011 compared to a net loss of $9,651 for Fiscal 2010. Net loss per share for Fiscal 2011 was $0.12 (based on weighted average shares outstanding of 39,329,561), compared to $0.29 for Fiscal 2010 (based on weighted average shares outstanding of 32,960,179).

Operational currency

The Company’s main operating currency is UK sterling (£). Medicsight’s results of operations are affected by changes in the $: £ rates used to translate the operational result. For Fiscal 2011 the average rate was $1.6061: £1.00 and for Fiscal 2010 the rate was $1.5430, an increase of 4% in the value of the dollar against sterling.

Other investments

Other Investments: Moneygate Group Limited

On January 31, 2011, we entered into a Sale and Purchase Agreement with Committed whereby Committed agreed to purchase: (i) all 9,607,843 shares of Moneygate which MGT owned, for consideration of £0.096 ($0.154); and (ii) to novate the benefit of a Facility Agreement dated November 18, 2010, between the Company and Moneygate, for consideration of £250 ($401).

Effective March 22, 2011, Moneygate is no longer a related party as the Company no longer has significant influence over its operations nor representation on the Company’s board of directors.

Other Investments: Eurindia Limited / XShares Group, Inc. / HipCricket Inc.

On March 31, 2010, we disposed of our investments in XShares Group Inc. (“XShares”), HipCricket, Inc. (“HipCricket”) and Eurindia Limited (“Eurindia”).

Eurindia

On March 31, 2010, we disposed of all of our holding in Eurindia for $1.

XShares

 In 2007 and 2008 we invested $3,000 in Series C preferred shares of XShares Group, Inc. (“XShares”), an investment advisor that creates, issues and supports exchange traded funds with a particular healthcare specialty. In the year ended December 31, 2009 the Company invested $2,000 in XShares convertible notes with a principal of $2,100. As of December 31, 2009 the equity investment and the convertible notes had been fully impaired. On March 31, 2010 we disposed of all of our previously impaired equity holdings in XShares for $1 and the convertible notes for $1 resulting in a total gain on sale of $2.

 HipCricket

In Fiscal 2007 we invested $2,000 in HipCricket Inc., a company engaged in mobile marketing. In the year ended December 31, 2009 HipCricket Inc. was delisted from the AIM Market and we accounted for it as an investment held at cost. As of December 31, 2009 the investment was held at a book value of $224. On March 31, 2010 we disposed of all of our holding in HipCricket for $205.

Liquidity and Capital Resources

Working Capital information

	2011	2010
Working capital summary
Cash and cash equivalents	$3,704	$8,434
Current assets	4,204	10,730
Current liabilities	(786)	(1,550)
Working capital surplus	$3,418	$9,180

	2011	2010
Cash flow summary
Cash (used in) provided by
Operating activities	$(7,635)	$(10,481)
Investing activities	1,968	(3,287)
Financing activities	639	1,000
Discontinued operations – operating activities	—	(226)
Effects of exchange rates on cash and cash equivalents	298	(737)
Net decrease in cash and cash equivalents	$(4,730)	$(13,731)

At December 31, 2011 Medicsight’s cash and cash equivalents were $3,123. The Company continues to monitor current expense levels and the required expenditures to successfully launch its software in the U.S.

At December 31, 2011 MGT’s cash and cash equivalents were $581, excluding amounts attributable to Medicsight. On April 12, 2011 the Company entered into a Revolving Line of Credit and Security Agreement (“Agreement”) with Laddcap, a related party, for up to $500 for a fifteen month term. The Agreement encompasses a standby commitment fee of two (2%) percent of the maximum loan amount along with an eight (8%) percent interest charge on any funds drawn. No amounts have been drawn down against the facility on the date of the filing of the Company’s Form 10-K for the year ended December 31, 2011.

Currently the Company anticipates it has sufficient cash on hand to continue operations into April 2013, at which point the Company may need to seek additional sources of financing. There is no guarantee that additional sources of financing will be available or on terms acceptable to the Company.

Operating Activities

Our cash and cash equivalents have decreased during 2011 predominantly because of the $(7,635) used in operating activities.  Our net cash used in operating activities differs from net loss predominantly because of various non-cash adjustments such as depreciation, stock-based compensation and movements in working capital.

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

 Investment in Moneygate

On January 31, 2011, we entered into a Sale and Purchase Agreement with Committed Capital Nominees Limited (“Committed”) whereby Committed agreed to purchase: (i) all 9,607,843 shares of Moneygate which MGT owned, for consideration of £0.096 ($0.154); and (ii) to novate the benefit of a Facility Agreement dated November 18, 2010, between the Company and Moneygate, for consideration of £250 ($401).

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

Sale of Medicsight’s stock

Following the settlement agreement entered into on April 12, 2011, 1.25 million shares of Medicsight common stock held by the Company were transferred to a related party on April 28, 2011.  The Company’s overall holding in Medicsight was further reduced by an additional 1.0 million shares during the quarter ended June 30, 2011, as the Company disposed of shares via open market sales on London’s AIM Exchange.  These sales generated approximately $110 in net proceeds.  As of December 31, 2011 MGT held 83,750,000 shares of the 155,524,904 issued share capital of Medicsight.

 Financing Activities

On December 27, 2011, MGT raised $639 net of associated costs of $142, in a direct rights offering to its shareholders. All 31,240,472 shares subject to the subscription rights were sold pursuant to the Basic Subscription Privilege and the Oversubscription Privilege described in the Prospectus, as filed with the Commission on November 22, 2011

On April 12, 2011 the Company entered into a Revolving Line of Credit and Security Agreement (“Agreement”) with Laddcap, a related party, for up to $500 for a fifteen month term. The Agreement encompasses a standby commitment fee of two (2%) percent of the maximum loan amount along with an eight (8%) percent interest charge on any funds drawn.

Other Liquidity Information

Investment in Medicsight

On February 10, 2011 the Company announced its decision to explore all alternatives with respect to maximizing the value of its holding in Medicsight; this analysis is on-going.  Our consolidated financial statements include the results and financial condition of our subsidiary, Medicsight.

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

On August 23, 2011, the Exchange accepted the Company’s plan of compliance submitted to the Exchange in response to the deficiency letter. The Exchange granted the Company an extension until December 8, 2012 to regain compliance with Sections 1003(a) (i)-(iii) of the Exchange’s Company Guide. The Exchange further notified the Company that its common stock had fallen to a low trading price for a significant period of time and that the Company was therefore not in compliance with Section 1003 (f)(v) of the Company Guide. The Company was given until February 23, 2012 to comply with this Section. The Exchange noted that the Company could regain compliance by effectuating a reverse-split of its common stock prior to February 23, 2012. On February 17, 2012 the Company received notice from the staff of the Exchange that the Company was granted an extension until March 31, 2012 to comply with Section 1003 (f) (v) of the Exchange’s Company Guide.   The Company plans to effectuate a reverse split of its common stock at a special meeting of the stockholders to be held on March 20, 2012.

On January 3, 2012, the Company was notified that it is not in noncompliance with Section 704 of the Company Guide in that it failed to hold an annual meeting of its stockholders during 2011 for the fiscal year ended December 31, 2010. The Company's plan of compliance detailing actions which it had taken, or intended to take, to regain compliance with the continued listing standards was accepted by the Exchange via letter dated January 26, 2012, granting the Company until July 3, 2012 to regain compliance with Section 704 of the Exchange’s Company Guide.

The Company will be subject to periodic review by Exchange staff during the extension period and prior to compliance with Sections 704, 1003(a)(i), (ii), (iii) and (f)(v) of the Exchange’s Company Guide. Failure to make progress consistent with the plans of compliance or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the NYSE AMEX LLC.

The Company's stock trading symbol remains MGT, but includes a ".BC" appendage to denote its noncompliance. The trading symbol will bear this additional indicator until the Company regains its compliance with the exchange continued listing requirements.

On July 8, 2011 due to on-going investigations, trading in Medicsight's common stock was halted by the AIM market. As a consequence, trading in MGT's common stock was also halted by the Exchange. Trading resumed for MGT on August 22, 2011.

Commitments

 On August 25, 2006 we executed a 10-year agreement with Pirbright Holdings Limited, to lease 8,787 square feet of office space at the Kensington Centre, 66 Hammersmith Road, London W14 8UD, United Kingdom.  Under this lease agreement our U.K. property rent, services and related costs are approximately £330 ($516) per annum, paid quarterly in advance. The Company has exercised its right to terminate the lease upon completion of the fifth year (August 24, 2011) and has found an alternative UK office location with no long-term lease commitment.  This commitment will be on a month-to-month basis and began on August 1, 2011 with total monthly rental payments of £8 ($13) along with a rental deposit of £16 ($25). In February, 2012, the Company moved to smaller office in the same location with monthly rental payments of £2 ($4) with a rental deposit of £4 ($6). As such minimum rental payments subsequent to this date have not been included in the schedule below.

On September 1, 2011 the Company entered into a three year lease agreement for office space located in Harrison, New York, United States terminating on November 30, 2014.  Under the agreement our total rental payments over the three year lease period are $240, which includes three months of free rent totalling $17 and a refundable rental deposit of $39.

We had a satellite office in Tokyo, Japan, which was closed in January 2012 and the rental deposit of $128 was returned.

The following is a schedule of the future minimum rental payments required under operating leases that have initial or remaining non-cancellable terms in excess of one year:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years
Operating lease obligations	$208	$89	$119	$—
Total	$208	$89	$119	$—

Item 7A	Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 8	Financial Statements and Supplementary Data

See Financial Statements and Schedules attached hereto.

Item 9A	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

The Company has established controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company (including its combined subsidiaries) in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the communication to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control over Financial Reporting

SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require our 2011 Annual Report on Form 10-K to contain management’s report regarding the effectiveness of internal control over financial reporting. As a basis for our report, we tested and evaluated the design, documentation, and operating effectiveness of our internal control.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, of MGT Capital Investments, Inc. and its subsidiaries. The Company’s internal control over financial reporting consists of policies and procedures that are designed and operated to provide reasonable assurance about the reliability of the Company’s financial reporting and its process for preparing financial statements in accordance with generally accepted accounting principles (“GAAP”).  There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for during the nine months period ending September 30, 2011, respectively, we identified the following material weaknesses: The Company did not properly identify and track matters requiring shareholder approval and notifications and the Company did not identify all related party relationships.

As a result of the identification of the weaknesses, the Company worked with outside counsel and made changes to insure items requiring board of director or shareholder approval are identified and tracked with corporate counsel. In addition, the Company implemented procedures, as described below to remediate the disclosure control weakness. The Company believes the above-described actions have remediated the material weakness in the control environment and will help ensure that similar situations do not arise in the future.

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

The financial statements included in this Annual Report on Form 10-K were prepared with particular attention to the material weaknesses identified above. Accordingly, management believes that our Financial Statements and the accompanying notes included in this Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented.

We continually review our disclosure controls and procedures and make changes, as necessary, to ensure the quality of our financial reporting. As detailed below, we have enhanced our controls in a manner that remediated the issues that arose with respect to the material weaknesses.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

(c)	Changes in Internal Control Over Financial Reporting.

Management is committed to the continued improvement of our overall system of internal control over financial reporting. Management implemented measures to remediate the material weaknesses in internal control over financial reporting described above. Specifically, we enhanced internal procedures to track items requiring board and/or shareholder approval and distributed and reviewed an Officer and Director Questionnaire to ascertain any potential related party relationships requiring attentions. As part of our fiscal 2011 assessment of internal control over financial reporting, management conducted sufficient testing and evaluation of the implemented controls to ascertain that they were designed and operating effectively and concluded that the implemented controls remediated the material weaknesses identified above. We will continue to assess the effectiveness of our remediation in connection with management’s future evaluations of internal control over financial reporting.

Except as identified above, during the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10	Directors, Executive Officers and Corporate Governance.

The following table sets forth the current officers and directors of MGT.

Name	Age	Position

Richard W. Cohen	58	Independent Director, Audit and Nomination and Compensation Committee Member
Robert B. Ladd	53	Director, Chief Executive Officer
Richard Taney	56	Chairman, Independent Director, Audit Committee Chairman, Nomination and Compensation Committee Member
Robert P. Traversa	47	Chief Financial Officer
Neal Wyman	59	Independent Director, Audit Committee Member, Nomination and Compensation Committee Chairman

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

Robert B. Ladd joined the Company on December 13, 2010 as a director. Mr. Ladd was appointed Interim Chief Executive Officer on February 7, 2011, and appointed President and CEO on January 9, 2012. Mr. Ladd is the Managing Member of Laddcap Value Advisors, LLC, which serves as the investment manager for various private partnerships, including Laddcap Value Partners LP. Prior to forming his investment partnership in 2003, Mr. Ladd was a Managing Director at Neuberger Berman, a large international money management firm catering to individuals and institutions.  From 1992 through November 2002, Mr. Ladd was a portfolio manager for various high net worth clients of Neuberger Berman. Prior to this experience, Mr. Ladd was a securities analyst at Neuberger from 1988 through 1992. Mr. Ladd is a former Director of InFocus Systems, Inc. (NASDAQ: INFS, 2007 to 2009), and presently serves on the board of Delcath Systems, Inc. (NASDAQ: DCTH, since 2006). Mr. Ladd has earned his designation as a Chartered Financial Analyst (1986). The board believes that Mr. Ladd has the experience, qualifications, attributes and skills necessary to serve as director because of his years of experience in the securities industries.

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

Robert P. Traversa joined the Company on March 1, 2011 as a senior advisor and was appointed as the Company’s Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, Vice President, Treasurer, and Secretary on May 24, 2011. Prior to joining the Company, he was a senior vice president at Neuberger Berman LLC, a large international money management firm catering to individuals and institutions. He joined Neuberger Berman in 1994 and was most recently a senior member of an investment team within the Private Asset Management Division. Mr. Traversa is a New York state certified public accountant. The board believes that Mr. Traversa has the experience, qualifications, attributes and skills necessary to serve as chief financial officer because of his years of experience in the securities industries.

Neal Wyman trained as a Chartered Accountant with Coopers and Lybrand before moving to KPMG where he worked in the Far East. He moved into the recruitment industry in London specializing in financial services, gaining experience with a diverse range of clients. He entered executive search in 1981, initially specializing in the financial services industry before broadening into general appointments and professional services. He now focuses on general management, finance and non-executive appointments in both private and quoted companies, with particular focus on venture capital. He is a graduate of the London School of Economics. Mr. Wyman was appointed an independent director of the Company in November 2004.  The board believes that Mr. Wyman has the experience, qualifications, attributes and skills necessary to serve as a director because of his years of experience in finance and business.

Arrangements relative to Appointment as Director

Under an Amended and Restated Securities Purchase Agreement dated December 9, 2010 (the “Purchase Agreement”) between the Company and Laddcap Value Partners, LP (the “Purchaser”), the Purchaser agreed to purchase 6.5 million shares of the Company’s Common Stock for $1,000 . The Company appointed Robert B. Ladd, as a director to fill the vacancy caused by the resignation of Tim Paterson-Brown. The Purchase Agreement closed on December 13, 2010. On February 9, 2011, all 7,984,012 Common Shares held by the Purchaser were transferred from the Purchaser to Laddcap Value Partners III LLC (“Laddcap”). Mr. Ladd is the managing member of the general partner of Laddcap.

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

Copies of the Code of Business Conduct and Ethics, the Anti-Fraud Policy, the Whistleblowing Policy and the MGT Share Dealing Code can be obtained, without charge by writing to the Corporate Secretary at MGT Capital Investments, Inc., 500 Mamaroneck Avenue, Suite 204, Harrison, NY 10528

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, its executive officers, and any persons holding more than five percent of the Company’s common stock are required to report their initial ownership of the Company’s common stock and any subsequent changes in that ownership to the Securities and Exchange Commission (the “Commission”).  Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates.   Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under 17 CFR 240.16a-3(e) during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representation referred to in paragraph (b)(1) of Item 405 of Regulation S-K, the following persons subject to Section 16 of the Exchange Act failed to file the reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Reporting Person	Number of Late Reports	Number of Transactions not Reported on a Timely Basis
Neal Wyman	1	2
Peter Venton	1	2
Robert B. Ladd	1	4
Richard Taney	1	1
Richard W. Cohen	1	1
Robert P. Traversa	1	1

Audit Committee and Audit Committee Financial Expert

On November 25, 2004 the Company’s Board of Directors established an Audit Committee to carry out its audit functions.  At December 31, 2011 the membership of the Audit Committee was Richard Taney as Chairman and Neal Wyman and Richard W. Cohen as members.

The Company’s Board of Directors has determined that Richard Taney, an independent director, is the audit committee financial expert, as defined in Regulation S-K promulgated under the Securities and Exchange Act of 1934, serving on its audit committee.

Item 11	Executive Compensation.

Summary Compensation Table

The following table summarizes Fiscal Years 2011 and 2010 compensation for services in all capacities of the Company’s named executive officers and other individuals:

Name				Option	All other	Total
Principal Position	Year	Salary	Bonus	awards (6)	compensation	compensation

Robert B. Ladd (1)	2011	$216	$—	$—	$—	$216
CEO and CEO of Medicsight Limited.	2010	$—	$—	$—	$—	$—

Robert P. Traversa (2)	2011	$209	$—	$—	$10	$219
CFO and COO of Medicsight Limited	2010	$—	$—	$—	$—	$—

Allan Rowley (3)	2011	$187	$—	$—	$—	$187
CEO, Medicsight Limited	2010	$309	$—	$61	$—	$370

Troy Robinson (4)	2011	$161	$—	$—	$48	$209
CFO and CFO, Medicsight Limited	2010	$185	$—	$74	$—	$259

Kenichi Nakagawa (5)	2011	$193	$—	$—	$25	$218
Managing Director, Medicsight Japan	2010	$239	$—	$9	$—	$248

(1)	Robert B. Ladd was appointed Chief Executive Officer on February 7, 2011. Mr. Ladd was appointed Chief Executive Officer of Medicsight Limited on July 8, 2011.
(2)	Robert P. Traversa was appointed Chief Executive Officer on May 24, 2011. Mr. Traversa was appointed Chief Operational Officer of Medicsight Limited on September 22, 2011.
(3)	Allan Rowley was appointed Chief Financial Officer on August 4, 2006. Mr. Rowley resigned his position as Chief Financial Officer and was appointed Chief Executive Officer on December 13, 2010. Mr. Rowley resigned his position as Chief Executive Officer on February 7, 2011. Mr. Rowley resigned as Chief Financial Officer of Medicsight on July 26, 2011
(4)	Troy Robinson was appointed Chief Financial Officer on December 13, 2010 having previously served as Group Controller. Mr. Robinson resigned from MGT on March 8, 2011. Mr. Robinson left Medicsight Limited on October 31, 2011.
(5)	Kenichi Nakagawa left Medicsight Japan on September 30, 2011.
(6)	This column discloses the dollar amount of the aggregate grant date fair value of options granted in the year.

Outstanding Equity Awards at December 31, 2011

Name		Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised unearned options	Option exercise price	Option expiration dates

Troy Robinson

Medicsight Limited	Plan J	201,000	—	£0.09 ($0.13 )	May 14, 2019
Medicsight Limited	Plan M	200,000	—	£0.05 ($0.08 )	December 13, 2020

Grants of plan-based awards

There were no grants of stock or option awards to our named executive officers under any plan for the year ending December 31, 2011.

Director Compensation for 2011

Name	Fees Earned or Paid in Cash (1)	Option Awards	All Other Compensation	Total

Richard W. Cohen	$27	$—	$10	$37
Richard Taney (2)	$63	$—	$10	$73
Peter Venton (2)	$67	$—	$—	$67
Neal Wyman	$30	$—	$10	$40

(1)	As an employee of the Company, Robert B. Ladd, Director and CEO, received no directors’ fees from the Company during 2011 and is not included in the table.
(2)	Includes fees for services to the Company and to Medicsight.

All directors are reimbursed for their out-of-pocket expenses incurred in connection with the performance of Board duties.

Director Compensation for 2010

Name	Fees Earned or Paid in Cash (1)	Option Awards	All Other Compensation	Total

Neal Wyman	$65	$—	$—	$65
Dr. L. Peter Fielding	$8	$—	$—	$8
Peter Venton (2)	$111	$—	$—	$111
Sir Christopher Paine	$20	$—	$—	$20
Dr. Allan Miller	$5	$—	$—	$5

All directors are reimbursed for their out-of-pocket expenses incurred in connection with the performance of Board duties.

(1)	As employees of the Company, Tim Paterson-Brown, the Chairman and CEO, and Allan Rowley, the Company’s CFO, received no directors’ fees from the Company during 2010 and are not included in the table.
(2)	Includes fees for services to the Company and to Medicsight.

Independent director compensation

Each independent director receives annual compensation of $20.  In addition, independent directors, receive $10 as total compensation for committee service. In fiscal 2010 Peter Venton and Neil Wyman also served on a special committee and received compensation of $25.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of Common Stock as of February 29, 2012:

•	each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock;
•	each person serving as a director, a nominee for director, or executive officer of the Company; and

•	All executive officers and directors of the Company as a group.

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

Percentage beneficially owned is based upon 70,291,062 shares of common stock issued and outstanding as of February 29, 2012.

	Number of Shares	Percentage of Common
Name of Beneficial Owner	Beneficially Owned	Equity Beneficially Owned

5% Beneficial Owners
Joseph DiRenzo	3,600,000	5.1%
Directors and Officers
Robert B. Ladd (1)	21,477,746	30.6%
Neal Wyman	—	—
Richard Taney	—	—
Richard W. Cohen	—	—
Robert P. Traversa (2)	5,033,550	7.2%
Allan Rowley (3)	—	—
Troy Robinson (4)	—	—

Total Current Officers and Directors as a Group (5 persons)	26,511,296	37.8%

Addresses for the above directors and officers are care of the Company at 500 Mamaroneck Avenue, Suite 204, Harrison, NY 10528.

(1)	Mr. Ladd owns 750,000 shares of Common Stock directly. Mr. Ladd may also be deemed to be the beneficial owner of an additional 20,727,746 shares of Common Stock held by Laddcap Value Partners III LLC, a Delaware limited liability company (“Laddcap”), by virtue of his ability to vote or control the vote or dispose or control the disposition of the shares of Common Stock held by Laddcap through his position as Managing Member of Laddcap. On February 9, 2011, all 7,984,012 shares of Common Stock held by Laddcap Value Partners LP were transferred to Laddcap.

(2)	Mr. Traversa owns 5,033,550 shares of Common Stock directly.

(3)	Mr. Rowley resigned on February 7, 2011 and holds no Common Stock.

(4)	Mr. Robinson resigned on March 8, 2011 and holds no Common Stock.

Item 13	Certain Relationships and Related Transactions and Director Independence.

Accsys Technologies

Tim Paterson-Brown, our former Chairman and Chief Executive Officer, was a non-executive director of Accsys Technologies plc (“Accsys”), but resigned from this position on April 6, 2010.  Accsys’ subsidiary, Titan Wood Limited (“Titan Wood”), rented space at 66 Hammersmith Road, London W14 8UD, United Kingdom.  During the year ended December 31, 2011 and 2010 respectively, £55 ($89) and £126 ($195) of office related costs were recharged to Titan Wood.  At December 31, 2011, Titan Wood is no longer a related party and there was nothing outstanding from Titan Wood.

Moneygate Group

In Fiscal 2009 we purchased 49% of the share capital of Moneygate. On acquisition we provided loan facilities of £250 ($387) for working capital and £2,000 ($3,094) for acquisitions and subsequently entered into various transactions with Moneygate and other non-related parties.

At December 31, 2010, and through to its disposal, Moneygate was a related party. It was considered that the Company had significant influence over its operations and had representation on the board of directors. Due to this significant influence, we account for it under the equity method. Since the investment was acquired at a nominal value, also its fair value, and had incurred losses since we made our investment, it was recorded in the consolidated financial statements at a value of $nil at December 31, 2010.

On January 31, 2011, we entered into a Sale and Purchase Agreement (the “Purchase Agreement”) with Committed Capital Nominees Limited (“Committed”). Pursuant to the Purchase Agreement, Committed agreed to purchase: (i) all 9,607,843 shares of Moneygate which MGT owned, for consideration of £0.096 ($0.154); and (ii) to novate the benefit of a Facility Agreement dated November 18, 2010, between the Company and Moneygate, for consideration of £250 ($387), resulting in a gain on sale of £51 ($81). The consideration of £200 ($321) was received by the Company on March 29, 2011.

Dunamis Capital

Allan Rowley, former Chief Executive Officer and former Chief Financial Officer of MGT and former Chief Executive Officer of Medicsight, along with David Sumner, former Chairman of Medicsight, are both directors of Dunamis. Dunamis is a United Arab Emirates (“UAE”) registered company regulated by the Dubai Financial Services Authority (“DFSA”). Dunamis is 100% owned by David Sumner and was set up by Mr. Sumner with Allan Rowley’s financial consulting assistance, as a corporate financing and advisory firm. On September 6, 2010 Medicsight made a short-term loan of $1,100 (£711) to Dunamis. Dunamis paid back the principal of $1,100 (£711) and interest of $48 (£30) on February 6, 2011 and February 10, 2011 respectively.

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

Laddcap Value Partners III LLC (“Laddcap”)

On April 12, 2011 the Company entered into a Revolving Line of Credit and Security Agreement with Laddcap for up to $500 for a fifteen month term. The Agreement encompasses a standby commitment fee of two (2%) percent of the maximum loan amount along with an eight (8%) percent interest charge on any funds drawn. Laddcap is a related party as the Managing Partner and beneficial owner of Laddcap is a shareholder and Chief Executive Officer of MGT. No amounts have been drawn down against the facility as of the date of the filing of the Company’s Form 10-K for annual period ended December 31, 2011.

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

On December 13, 2010 Tim Paterson-Brown resigned as Chairman and Chief Executive Officer of MGT. Effective December 13, 2010 and following the resignation of David Sumner on November 23, 2010, Tim Paterson-Brown became Chairman of Medicsight, the Company’s significant subsidiary. As such, an agreement between Medicsight and D4D was entered into for the provision of the services of an Executive Chairman. On February 18, 2011, Tim Paterson-Brown subsequently resigned as Chairman of Medicsight and was entitled to receive, and has been paid on February 18, 2011, a severance amount of £144 ($223).

On December 13, 2010 Allan Rowley resigned as Chief Financial Officer and took up office of Chief Executive Officer for MGT. Subsequently, Mr. Rowley resigned on February 7, 2011, to focus on the operations of Medicsight and held the position of Chief Executive Officer of Medicsight until July 26, 2011, when he tendered and the board of directors accepted his resignation.

On April 12, 2011, the agreement with D4D was renegotiated and a settlement agreement between MGT and D4D, Tim Paterson-Brown and Allan Rowley was executed and delivered. Under the settlement agreement, the following payments and assignments were agreed to be made by the Company to D4D: £110 ($170) settlement fee, £80 ($124) recoverable local taxes, £17 ($25) estimated legal expense and the assignment of 1.25 million shares of MDST common stock held by the Company to D4D. The common stock was delivered to D4D on April 28, 2011 and had a fair value of $71 on the date of transfer.  The parties, upon the terms and subject to the conditions of the settlement agreement and to the extent permitted by law, settled all claims arising out of the D4D Agreement and the respective directorships and employment arrangements with the Company and certain of its affiliates.  The Company has fully accrued and expensed all related costs.  As of December 31, 2011 only the estimated legal expenses of £17 ($28) remain accrued and unpaid.

During the year ended December 31, 2011 MGT and Medicsight made payments to D4D, totalling $304 (2010: $511) and $315 ($2010: $31) respectively.

Director independence

Each of the Company’s independent directors: Richard Taney, Richard W. Cohen and Neal Wyman are considered independent under Section 803A of the Exchange’s rules according to which the Company must comply.

Item 14	Principal Accounting Fees and Services.

Fees for independent registered public accounting firm for 2011 and 2010

Set forth below are the aggregate fees billed for each of the last two fiscal years ended December 31, 2011 and December 31, 2010 for services rendered by EisnerAmper LLP and Amper, Politziner & Mattia, LLP.

	2011	2010

Audit fees	$175	$175

Audit-related fees	—	—

Total Audit & Audit-related fees	$175	$175

Tax fees	$22	$42

Total fees	$197	$217

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

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10-Q.  During 2011 and 2010, we incurred audit fees with Amper, Politziner, & Mattia, LLP in the amount of $0 and $25, respectively.  During 2011 and 2010, we incurred audit and audit-related fees with EisnerAmper LLP in the amount of $175 and $150, respectively.

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice. During 2011 and 2010, we incurred tax fees with Amper, Politziner, & Mattia, LLP in the amount of $0 and $9, respectively. During 2011 and 2010, we incurred tax fees with EisnerAmper LLP in the amount of $22 and $33, respectively.

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

Exhibits

Exhibit No.	Description

2.1	Articles of Merger of Medicsight, Inc., a Utah corporation (1)
2.2	Certificate of Merger of Medicsight, Inc., a Delaware corporation (1)
2.3	Offering Document to acquire shares of Radical Technology plc. (2)
3.1	Certificate of Incorporation of Medicsight, Inc. and amendments thereto (1)
3.2	By-Laws of Medicsight, Inc. (1)
4.1	Loan Note issued by HTTP Insights, Limited to Nightingale Technologies Limited. (5)
10.1	Share Sale Agreement between Nightingale Technologies Limited and Medicsight, Inc. (3)
10.2	Letter Agreement between Asia IT Capital Investments, Limited. and Medicsight, Inc. (4)
10.3	Letter Agreement between Asia IT Capital Investments, Limited. and Medicsight plc (5)
10.4	Securities Purchase Agreement with XShares Group, Inc. (6)
10.5	Second Amended and Restated Certificate of Incorporation of XShares Group, Inc. (6)
10.6	Convertible Promissory Note between XShares Group, Inc. and MGT Capital Investments, Inc. (6)
10.7	First Amendment to Securities Purchase Agreement with XShares Group, Inc. (7)
10.8	Second Amendment to Securities Purchase Agreement with XShares Group, Inc. (7)
10.9	Convertible Promissory Note between XShares Group, Inc. and MGT Capital Investments, Inc. dated August 10, 2009. (7)
10.10	Subscription agreement between Moneygate Group Limited and MGT Capital Investments Limited (8)
10.11	Working capital facility agreement between MGT Capital Investments Limited and Moneygate Group Limited (8)
10.12	Facility agreement between MGT Capital Investments Limited and Moneygate Group Limited (8)
10.13	Agreement for the Purchase of Assets dated March 31, 2010 between MGT Capital Investments, Inc. and MGT Investments Limited and Rivera Capital Management Limited(9).
10.14	Amended and Restated Securities Purchase Agreement dated December 9, 2010 between MGT Capital Investments, Inc. and Laddcap Value Partners, LP (9).
10.15	Registration Rights Agreement dated December 9, 2010 between MGT Capital Investments, Inc. and Laddcap Value Partners, LP (9).
10.16	Sale and Purchase Agreement dated January 31, 2011 between MGT Investments Limited and Committed Capital Nominees Limited (9).
10.17	Form of Revolving Line of Credit and Security Agreement dated April , 2011 between MGT Capital Investments, Inc. and Laddcap Value Partners, LP (9).
10.18	Form of Revolving Credit Note dated April , 2011 for the benefit of Laddcap Value Partners, LP (9).
21.1	Subsidiaries
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer*

*	Filed herewith

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 19, 2007.

(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on May 23, 2000.

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed March 7, 2001.

(4)	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2, filed December 26, 2001.

(5)	Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB, filed April 19, 2002.

(6)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, filed May 15, 2009

(7)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, filed August 14, 2009

(8)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, filed November 12, 2009

(9)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed April 15, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT CAPITAL INVESTMENTS, INC
March 1, 2012

	By:	/s/ ROBERT B. LADD
Robert B. Ladd
Chief Executive Officer (Principal Executive Officer)
March 1, 2012

	By:	/s/ ROBERT P. TRAVERSA
Robert P. Traversa
Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD TANEY	Director	March 1, 2012
Richard Taney

/s/ RICHARD W. COHEN	Director	March 1, 2012
Richard W. Cohen

/s/ NEAL WYMAN	Director	March 1, 2012
Neal Wyman

/s/ ROBERT B. LADD	Director	March 1, 2012
Robert B. Ladd

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MGT Capital Investments, Inc.

We have audited the accompanying consolidated balance sheets of MGT Capital Investments, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ (deficit) / equity and comprehensive income / (loss) and cash flows for each of the years in the two-year period ended December 31, 2011. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MGT Capital Investments, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audit of the consolidated financial statements referred to above, we also audited Schedule II – Valuation and Qualifying Accounts for each of the years in the two-year period ended December 31, 2011. In our opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ EisnerAmper LLP

Edison, New Jersey

March 1, 2012

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$3,704	$8,434
Accounts receivable	84	46
Other receivables — related party	—	45
Prepaid expenses and other current assets	327	699
Inventory	89	—
Deferred consideration for sale of assets	—	370
Loan receivable — related party — current	—	1,136
Total current assets	4,204	10,730

Property and equipment, at cost, net	28	247
Security deposits	201	191
Loan receivable — related party — long term	—	308
Total assets	$4,433	$11,476

Liabilities
Current liabilities:
Accounts payable	$213	$411
Accrued expenses	502	981
Other payables	71	158
Total current liabilities	786	1,550

Commitments and contingencies

Stockholders’ (deficit) / equity

Common stock, $0.001 par value: 75,000,000 shares authorized; 70,291,062 shares issued and outstanding as of December 31, 2011; and 39,050,590 shares issued and outstanding as of December 31, 2010	71	39
Additional paid-in capital	283,171	282,409
Accumulated other comprehensive loss	(4,861)	(5,005)
Accumulated deficit	(280,027)	(275,478)
Total stockholders’ (deficit) / equity	(1,646)	1,965
Non-controlling interest	5,293	7,961
Total equity	3,647	9,926

Total stockholders’ equity, liabilities and non-controlling interest	$4,433	$11,476

The accompanying notes are an integral part of these consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	For the Years Ended December 31,
	2011	2010

Revenues	$536	$540
Cost of revenue	(104)	(116)
Gross profit	432	424

Operating expenses
Selling, general and administrative	7,150	10,181
Research and development cost	1,144	1,576
	8,294	11,757

Operating loss	(7,862)	(11,333)

Interest and other income/(expense), net	28	66
Gain on sale of Moneygate	81	—
Provision for loan receivable – related party	—	(1,985)
	109	(1,919)

Net loss from continuing operations before income tax benefit	(7,753)	(13,252)

Income tax benefit	198	336

Net loss from continuing operations before non-controlling interest	(7,555)	(12,916)

Discontinued operations
Net loss from operations of Medicexchange, net of income tax benefit	—	(234)
Gain on sale of Medicexchange, net of income taxes	—	149
	—	(85)

Net loss before non-controlling interest	(7,555)	(13,001)

Net loss attributable to non-controlling interest	3,006	3,350

Net loss attributable to MGT Capital Investments, Inc.	$(4,549)	$(9,651)

Per share data:

Basic and diluted loss per share from continuing operations	$(0.12)	$(0.29)
Basic and diluted loss per share from discontinued operations	—	—
	$(0.12)	$(0.29)

Weighted average number of common shares outstanding	39,329,561	32,960,179

The accompanying notes are an integral part of these consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)/EQUITY AND COMPREHENSIVE INCOME / (LOSS)

(In thousands)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Treasury	Total stockholders’	Non- controlling	Total
	Shares	Amount	capital	income/(loss)	deficit	stock	(deficit)/equity	interest	equity
BALANCE, JANUARY 1, 2010	38,900	39	299,878	(4,549)	(265,827)	(18,912)	10,629	11,404	22,033
Sale of stock in treasury	—	—	(17,935)	—	—	18,912	977	—	977
Sale of stock	151	—	23	—	—	—	23	—	23
Stock-based compensation	—	—	443	—	—	—	443	352	795
Disposal of Medicexchange	—	—	—	—	—	—	—	(233)	(233)
Net loss for the year	—	—	—	—	(9,651)	—	(9,651)	(3,350)	(13,001)
Translation adjustment	—	—	—	(456)	—	—	(456)	(212)	(668)
Total comprehensive loss							(10,107)	(3,562)	(13,669)
BALANCE, DECEMBER 31, 2010	39,051	$39	$282,409	$(5,005)	$(275,478)	$—	$1,965	$7,961	$9,926
Sale of common stock, net of expenses of $142	31,240	32	607				639		639
Stock-based compensation	—	—	134	—	—	—	134	113	247
Sale and assignment of Medicsight Stock	—	—	21	55	—	—	76	97	173
Net loss for the year	—	—	—	—	(4,549)	—	(4,549)	(3,006)	(7,555)
Translation adjustment	—	—	—	89	—	—	89	128	217
Total comprehensive loss							(4,460)	(2,878)	(7,338)
BALANCE, DECEMBER 31, 2011	70,291	$71	$283,171	$(4,861)	$(280,027)	$—	$(1,646)	$5,293	$3,647

In December 2011, the Company rescinded 500,000 restricted shares and reversed all previously expensed stock-based compensation (see Note 12).

The accompanying notes are an integral part of these consolidated financial statements.

 MGT CAPITAL INVESTMENTS, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2011	2010

Cash flows from operating activities:
Net loss before non-controlling interest	$(7,555)	$(13,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	234
Stock-based compensation expense	247	784
Depreciation	122	138
Loss on disposal of fixed assets	118	7
Loss on impairment of loans receivable – related party	—	1,985
Accrued interest receivable	—	(39)
Assignment of Medicsight stock to D4D	(4)	—
Gain on sale of loan receivable — related party	(81)	—
Profit on disposal of Medicexchange and other investments	—	(201)
(Increase)/decrease in assets
Accounts receivable	(40)	44
Other receivable — related party	47	57
Prepaid expenses and other current assets	402	(45)
Inventory	(89)	—
Increase/(decrease) in liabilities
Accounts payable	(296)	(170)
Accrued expenses	(421)	(233)
Other payables	(85)	(41)
Net cash used in operating activities	(7,635)	(10,481)

Cash flows from investing activities:
Issuance of Moneygate loans receivable	—	(1,756)
Issuance of Dunamis Capital loans receivable - related party	—	(1,100)
Cash in Medicexchange subsidiaries disposed of	—	(1,101)
Receipt of Dunamis loan repayment	1,100	—
Purchase of fixed assets	(13)	(96)
Receipts from sale of Moneygate	401	—
Receipts of deferred consideration for sale of assets	370	766
Receipts from sale of Medicsight stock	110	—
Net cash provided by/(used in) investing activities	1,968	(3,287)

Cash flows from financing activities:
Sale of common stock, net	639	1,000
Net cash provided by financing activities	639	1,000

Cash flows of discontinued operations:
Net cash used in Medicexchange operating activities	—	(226)
Net cash used in discontinued operations	—	(226)

Effects of exchange rates on cash and cash equivalents	298	(737)

Net change in cash and cash equivalents	(4,730)	(13,731)
Cash and cash equivalents, beginning of year	8,434	22,165
Cash and cash equivalents, end of year	$3,704	$8,434

Supplemental disclosures of cash paid:
Interest paid	$—	$—
Taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated statements.

MGT CAPITAL INVESTMENTS, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts)

1.	Organization, basis of presentation and liquidity

MGT Capital Investments, Inc. (“MGT”, “the Company”, the “Group”, “we”, “us”) is a holding company.  We currently have a controlling interest in Medicsight ltd (“Medicsight”) and its subsidiaries Medicsight, Inc., Medicsight KK (Japan), Medicsight Pty Limited (Australia), Medicsight FZE (UAE), MedicEndo Limited (UAE), MedicCO2lon Limited (UAE) and Medicsight UK Limited (UK). On March 29, 2011 we disposed of our 49% holding in Moneygate Group Limited (“Moneygate”). On March 31, 2010 we disposed of our controlling interest in Medicexchange Limited (“Medicexchange”) and various other investments.  We also have wholly owned subsidiaries MGT Capital Investments (UK) Limited, MGT Investments (Gibraltar) Limited, and Medicsight Nominees Limited.

•	Medicsight is a medical technology company focusing on medical imaging software development and medical hardware devices. The Company develops and commercializes enterprise-wide Computer-Aided Detection (“CAD”) applications which analyze Computer Tomography (“CT”) scans to assist radiologists in the early detection and measurement of colorectal polyps and lung lesions. The CAD software received a CE Mark in 2009, which allows for sales in the European Union. On May 19, 2011, Medicsight’s software also received clearance from the U. S. Food and Drug Administration. Revenue is presently limited as Medicsight attempts to commercialize its recent U.S. approval. In late July 2011, Medicsight was informed by the Japanese Ministry of Health, Labor and Welfare (“MHLW”) that several statistical data errors were encountered in their review of the application for approval of its MedicRead software for use in CT Colonography procedures. Following informal guidance from MHLW, during August 2011, the Company decided to withdraw the current submission and is assessing the next course of action. In the meantime, the Board of Directors of Medicsight closed the Tokyo office as part of an overall program of expense reduction and corporate simplification. In addition to closing the Tokyo office, management of Medicsight has decided to close several non-essential subsidiaries in Australia, China and the UAE citing the unjustifiably high legal, regulatory and accounting costs of maintaining such entities. However, in order to better exploit the recent FDA approval of ColonCAD, Medicsight has opened a U.S. subsidiary (Medicsight, Inc.) in New York. Medicsight has also developed an automated CO2 medical inflation device and associated disposable tubing (MedicCO2LON) that is being commercialized via a global distributor. As of December 31, 2011, the Company held 83.75 million shares (53.85%) of the 155.5 million issued share capital of Medicsight. Medicsight was previously listed on the AIM market of the London Stock Exchange through September 22, 2011, when its shares were cancelled based on a duly passed shareholder resolution and Medicsight became private.

The Company has incurred significant operating losses since inception and continues to generate losses from operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $280,027 at December 31, 2011. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products the Company develops and markets will be accepted by consumers.

At December 31, 2011 Medicsight’s cash and cash equivalents were $3,123.

At December 31, 2011 MGT’s Company only cash and cash equivalents were $571.

Management believes that the current level of working capital, will be sufficient to allow the Company to maintain its operations into April 2013.

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

The Company licenses software and sell maintenance through visualization solution partners and original equipment manufacturers.  The Company receives regular sales reporting detailing the number of licenses sold by original equipment manufacturers, value-added resellers and independent distributors (collectively, “Resellers”) to end users.  The Company generally offers terms that require payment 30-45 days from invoicing. Provided the Reseller (i) assumes all risk of the purchase, ii) has the ability and obligation to pay regardless of receiving payment from the end user, and all other revenue recognition criteria are met, license revenue from Resellers is recognized upon shipment of its product to vendors (“sell-in basis”).

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

MedicCO2LON is sold exclusively through our distribution partner Medrad Inc.  Revenue is recognized as orders are satisfied and goods are delivered to our distribution partner. The Company generally offers terms which require payments within 30-45 days from invoicing.

Equity-based compensation

The Company recognizes compensation expense for all equity-based payments.  Under fair value recognition provisions, the Company recognizes equity-based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model.  The Black-Scholes option valuation model requires the development of assumptions that are input into the model.  These assumptions are the expected stock volatility, the risk-free interest rate, the option’s expected life and the dividend yield on the underlying stock. Expected volatility is calculated based on the historical volatility of our common stock over the expected option life and other appropriate factors.  Risk-free interest rates are calculated based on continuously compounded risk-free rates for the appropriate term.  The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on our common stock and does not intend to pay dividends on our common stock in the foreseeable future.  The expected forfeiture rate is estimated based on historical experience.

Determining the appropriate fair value model and calculating the fair value of equity-based payment awards requires the input of the subjective assumptions described above.  The assumptions used in calculating the fair value of equity-based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment.  As a result, if factors change and the Company uses different assumptions, our equity-based compensation expense could be materially different in the future.  In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest.  If our actual forfeiture rate is materially different from our estimate, the equity-based compensation expense could be significantly different from what the Company has recorded in the current period.

Inventory

We account for inventory at the lower of cost (first-in, first-out) or market. Cost is determined to be purchased cost for the finished MedicCO2LON product from the third party supplier. We perform full physical inventory counts to maintain controls and obtain accurate data. The MedicCO2LON product is either (i) sold to our exclusive distributor or (ii) placed in an external third party secure warehouse facility and remains our property. Once the units are shipped to the distributor it is deemed that the ownership is transferred to the distributor and the goods are delivered. Reserves for slow-moving and obsolete inventories are provided based on historical experience and product demand. Management evaluates the adequacy of these reserves periodically based on forecasted sales and market trends.

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

Income taxes

The Company applies the elements of FASB ASC 740-10 “Income Taxes — Overall” regarding accounting for uncertainty in income taxes. This clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2011 and 2010, the Company did not have any unrecognized tax benefits. The Company does not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Consolidated Statements of Operations. There was no interest and penalties for the years ended December 31, 2011 and 2010. Tax years beginning in 2008 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

The computation of diluted loss per share for the years ended December 31, 2011, and 2010 excludes all options because they are anti-dilutive due to the loss.  For the year ended December 31, 2011 there were 3,781,253 options excluded with a weighted average exercise price of $0.18 per share.  For the year ended December 31, 2010 there were 13,703,334 options excluded with a weighted average exercise price of $0.20 per share.

Comprehensive income / (loss)

Comprehensive income/(loss) includes net income/(loss) and items defined as other comprehensive income/(loss).  Items defined as other comprehensive income/(loss), include foreign currency translation adjustments and are separately classified in the consolidated financial statements.  Such items are reported in the Condensed Consolidated Statement of Stockholders’ Equity as accumulated other comprehensive income/(loss).

Segment reporting

The Company operates in one main operational segment, Medicsight, a medical imaging and device hardware company, with MGT Capital Investments Inc. providing corporate management services.

3.	Divestment of investments and discontinued activities

On March 31, 2010 the Company sold its stock in Medicexchange and various non-core investments to an unrelated third party in return for consideration of £750 ($1,136).  This consideration was deferred and to be paid in instalments through March 2011.  As of December 31, 2010 £506 ($766) had been received.  The final instalment of £244 ($370) was paid on March 29, 2011.

The investments disposed of and the related consideration is as follows:

Asset	Consideration
Medicexchange Limited	$927
Medicexchange Inc.	1
Hipcricket, Inc.	205
Eurindia Limited	1
XShares equity	1
XShares convertible notes	1
Total	$1,136

Eurindia Limited (“Eurindia”) and the XShares Group, Inc. (“XShares”) convertible notes and equity investment had been fully impaired in previous periods so the consideration received of $3 represents the gain on sale recorded in the Consolidated Statement of Operations.  HipCricket had a carrying value of $224 when sold meaning a loss on sales of $19 was recorded.

Before their disposal, Medicexchange Limited and Medicexchange Inc. were consolidated into the MGT consolidated financial statements.  Consideration of $928 was allocated to Medicexchange and MGT recorded a profit on disposal of $149, net of tax. This gain on sale has been recognized in discontinued operations. The operations of Medicexchange have been presented in discontinued operations through the date of disposal, March 31, 2010.

Medicexchange’s operating results are as follows for the years ended December 31:

	2011	2010

Revenue	$—	$15
Operating expenses	—	(249)
Net loss from operations	—	(234)

4.	Cash and cash equivalents

We invest our cash in short-term deposits with major banks. As of December 31, 2011 we held $3,704 of cash and cash equivalents.

Cash and cash equivalents consist of cash and temporary investments with maturities of 90 days or less when purchased.

Concentrations

The Company held $3,123 and $8,433 of its cash and cash equivalents at December 31, 2011 and December 31, 2010, respectively, through Medicsight, its majority owned subsidiary, at financial institutions in Europe, United Arab Emirates (“UAE”) and Australia. Cash held in foreign institutions is not insured by the Federal Deposit Insurance Corporation.

5.	Property and equipment

Property and equipment consist of the following as of December 31:

	2011	2010

Computer hardware and software	$357	$769
Leasehold improvements	—	224
Furniture and fixtures	6	213

	363	1,206
Less: Accumulated depreciation	(335)	(959)
	$28	$247

Depreciation of $122 was charged in 2011, compared to $138 charged in 2010.

6.	Investment accounted for under the equity method

In Fiscal 2009 we purchased 49% of the share capital of Moneygate Group Limited (“Moneygate”).  Moneygate is a related party as we had significant influence over it and had representation on the board of directors (see note 15).  On acquisition we provided loan facilities of £250 ($387) for working capital and £2,000 ($3,094) for acquisitions and subsequently entered into various transactions with Moneygate and other non-related parties (see note 16).

As we had significant influence over Moneygate we accounted for it under the equity method.  The investment was acquired at a nominal value, also its fair value, and incurred losses since our initial investment, it was recorded in the consolidated financial statements at a value of $nil at December 31, 2010.

Moneygate was sold on March 29, 2011.

7.	Inventory

At December 31, 2011MedicCO2LON Limited, a subsidiary of Medicsight, held finished goods inventory comprised of insufflation devices and administration kits totalling $89. No inventory was held on December 31, 2010.

8.	Accrued expenses

	2011	2010

Professional fees	$169	$389
Suppliers	152	108
Rent, rates and property related	—	135
D4D severance payments	—	281
Non-executive directors’ fees	110	—
Other	71	68

Total	$502	$981

In the fourth quarter of 2010, the severance expenses relate to the service agreement between MGT and D4D Limited (see note 16).

9.	Stockholders’ equity and non-controlling interest

On March 31, 2010 the Group disposed of all its investments in Medicexchange. During the quarter ended June 30, 2011 the Company disposed of 1.0 million shares of Medicsight via open market sales on London’s AIM Exchange, generating approximately $110 in gross proceeds.  The Company’s overall holding in Medicsight were reduced to 83.75 million shares (53.85%) of the 155.5 million issued share capital of Medicsight.

Non-controlling interest

The Company has non-controlling investors in Medicsight as follows:

	Medicsight	Medicexchange (discontinued operations)	Total

Non-controlling interest at December 31, 2009	$11,150	$254	$11,404
Less non-controlling interest share of net loss	(3,336)	(14)	(3,350)
Non-controlling interest share of stock-based compensation expense	349	3	352
Non-controlling interest share of other comprehensive income	(202)	(10)	(212)
Disposal of Medicexchange	-	(233)	(233)
Non-controlling interest at December 31, 2010	$7,961	$—	$7,961

Less non-controlling interest share of net loss	(3,006)	—	(3,006)
Non-controlling interest share of stock-based compensation expense	113	—	113
Non-controlling interest share of other comprehensive income	128	—	128
Increase in non-controlling interest from sale and assignment of Medicsight stock	97	—	97
Non-controlling interest at December 31, 2011	$5,293	$—	$5,293

The following schedule presents the effects of changes in MGT’s ownership interest in Medicsight on the equity attributable to MGT:

	December 31,
	2011	2010
Net loss attributable to MGT Capital Investments, Inc.	$(4,549)	$(9,651)
Transfers (to) from the non-controlling interest:
Increase in MGT’s paid in capital from the sale and assignment of Medicsight’s stock	21	—
Changes from the net loss attributable to MGT Capital Investments, Inc. and transfers to the non-controlling interest	$(4,528)	$(9,651)

10.	Interest and other income / (expense)

For the year-ending December 21, 2011, Interest and other income/(expense) was comprised of interest income of $12 and foreign exchange gains of $16. For same period last year interest income and other income included interest income of $76, foreign exchange gains of $6 and net loss on sale of investments of $16. These realized foreign exchange gains were made on translating U.S. dollars into sterling. As the transaction were settled, the gain/(loss) is recognized in the Consolidated Statement of Operations.

11.	Comprehensive loss

Comprehensive losses for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010

Net loss as reported	$(7,555)	$(13,001)
Other comprehensive (loss)
Unrealized foreign exchange gain/(loss)	217	(668)
Total comprehensive loss	(7,338)	(13,669)
Total comprehensive loss attributable to non-controlling interest	(2,878)	(3,562)
Total comprehensive loss attributable to MGT Capital Investments, Inc.	$(4,460)	$(10,107)

The accumulated other comprehensive income / (loss) balances at December 31, 2011 and 2010 consist of foreign currency translation adjustments.

12.	Stock-based compensation

The Company’s Stock Option Plans in Medicsight which had activity in the year ended December 31, 2011, are as follows:

Plan B — on August 15, 2005 we approved stock option plan “B” and between July 1, 2003 and March 31, 2005 we granted options for 3,420,500 shares under this plan.  At December 31, 2011 there were nil outstanding options.

Plan C - on August 15, 2005 we approved stock option plan “C” and between April 1, 2005 and June 30, 2006 we granted options for 515,000 shares under this plan.  Options issued under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from date of grant.  At December 31, 2011 there were 85,000 options outstanding, all of which were exercisable.

Plan E - on February 22, 2007 we approved and granted options for 5,900,000 shares under stock option plan “E”.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months.  At December 31, 2011 there were 190,000 options outstanding, all of which were exercisable.

Plan F — on May 16, 2007 we approved and subsequently granted options for 350,000 shares under stock option plan “F”.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At December 31, 2011 there were nil outstanding options.

Plan G — on December 18, 2007 we approved and subsequently granted options for 3,025,000 shares under stock option plan “G”.  Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At December 31, 2011 there were nil outstanding options.

Plan I - on December 16, 2008 we approved and subsequently granted options for 1,805,000 shares under stock option plan “I”. Options under this plan vest in equal one-thirds after employees have been employed for 12, 24 and 36 months from the grant date.  At December 31, 2011 100,000 options were outstanding, all of which were exercisable.

Plan J — on May 14, 2009 we approved and subsequently granted options for 7,848,750 shares under stock option plan “J”.  Options under this plan vest in equal one-sixths for each six months that employees have been employed for 6, 12, 18, 24, 30 and 36 months from the grant date.  At December 31, 2011 there were 2,879,587 options outstanding, of which 2,522,100 were exercisable.

Plan K — on May 20, 2009 we approved and subsequently granted options for 300,000 shares under stock option plan “K”.  Options under this plan vested in three tranches in the period to December 31, 2009.   At December 31, 2011 there were nil outstanding options.

Plan L — on January 26, 2010 we approved and subsequently granted options for 100,000 shares under stock option plan “L”.  Options under this plan vest in equal one-sixths after employees have been employed for 6, 12, 18, 24, 30 and 36 months from the grant date.  At December 31, 2011there were 100,000 options outstanding, 50,002 of which were exercisable.

Plan M — on December 13, 2010 we approved and subsequently granted options for 5,375,000 shares under stock option plan “M”.  Options under this plan vest in equal one-sixths after employees have been employed for 6, 12, 18, 24, 30 and 36 months from the grant date.  At December 31, 2011 there were 426,666 options outstanding, of which 336,670 were exercisable.

The following table summarizes stock option activity for the two years ended December 31, 2011 and 2010 under all option plans:

	Outstanding		Exercisable
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price

Outstanding at January 1, 2010	11,503,359	£0.59 ($0.94)	4,605,890	£0.96 ($1.50)

Granted	5,475,000	£0.05 ($0.08)
Exercised	—	—
Forfeited	(900,025)	£0.39 ($0.60)
Voided option plan	(1,975,000)	£2.39 ($3.69)
Transferred with sale of Medicexchange	(400,000)	£0.63 ($0.97)

Outstanding at December 31, 2010	13,703,334	£0.13 ($0.20)	4,928,052	£0.24 ($0.37)

Granted	—	—
Exercised	—	—
Forfeited	(9,922,081)	£0.13 ($0.21)

Outstanding at December 31, 2011	3,781,253	£0.11 ($0.18)	3,283,772	£0.13 ($0.21)

The following weighted average assumptions were used to estimate the fair value of stock options granted in the years ended December 31:

	2011	2010

Dividend yield	nil	nil
Expected volatility	0%	87.7% - 119.5%
Risk-free interest rate	0%	3.84 - 3.96%
Expected life of options	—	5.9 - 6.5 Years
Weighted average fair value of options granted
Weighted-average grant-date fair value — Medicsight Plan L	—	£0.04 ($0.07)
Weighted-average grant-date fair value — Medicsight Plan M	—	£0.03 ($0.05)

The following is a summary of the status of stock options outstanding at December 31, 2011:

	Outstanding Options			Exercisable Options
	Number	Remaining Contractual Life (years)	Average Exercise Price	Number	Average Exercise price
Medicsight Plan C	85,000	4.3	£0.75 ($1.20)	85,000	£0.75 ($1.20)
Medicsight Plan E	190,000	5.2	£0.50 ($0.80)	190,000	£0.50 ($0.80)
Medicsight Plan I	100,000	7.0	£0.24 ($0.38)	100,000	£0.24 ($0.38)
Medicsight Plan J	2,879,587	7.4	£0.09 ($0.14)	2,522,100	£0.09 ($0.14)
Medicsight Plan L	100,000	8.1	£0.09 ($0.14)	50,002	£0.09 ($0.14)
Medicsight Plan M	426,666	9.0	£0.05 ($0.08)	336,670	£0.05 ($0.08)

On November 30, 2010, Mr. David Sumner, Chairman of Medicsight Limited, resigned from his position within the group. Immediately after his resignation, a two year consultancy agreement was signed whereby Mr. Sumner would continue to assist the group in its commercial needs. As part of this agreement, Mr. Sumner was to continue to vest in his existing Medicsight Plan J options throughout the consultancy period. A modification of the 2,000,000 existing options has been accounted for, and is not considered to be material to the overall financial statements. The Company is no longer receiving services under this consulting agreement. As such all expenses and related stock-based compensation have been accelerated at December 31, 2011.

The Company has recorded the following amounts related to its share-based compensation expense in the accompanying Consolidated Statements of Operations:

	2011	2010
Selling, general and administrative	$215	$729
Research and development	32	55
Discontinued operations	—	11
Total	$247	$795

Of the $247 stock-based expense for the year-ended December 31, 2011, $113 was allocated to non-controlling interest

The aggregate intrinsic value for options outstanding and exercisable at December 31, 2011 and 2010 was $nil.

A summary of non-vested options at December 31, 2011 and the change during the years ended December 31, 2011 and 2010 is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested options at January 1, 2010	6,897,469	£0.31	$(0.49)
Granted	5,475,000	£0.03	$(0.05)
Vested	(2,637,618)	£0.23	$(0.35)
Forfeited	(959,569)	£0.82	$(1.26)
Nonvested options at December 31, 2010	8,775,282	£0.10	$(0.16)
Granted	—	—	—
Vested	(1,931,717)	£0.14	$0.23
Forfeited	(6,346,084)	£0.09	$0.14
Nonvested options at December 31, 2011	497,481	£0.14	$0.22

As of December 31, 2011 there was $136 of total unrecognized compensation cost related to non-vested share-based compensation arrangement granted under the option plans. That cost is expected to be recognized over a weighted average period of 1.03 years.

Restricted Shares Cancellation

At the March 7, 2011 board meeting, the members of the Compensation and Nominations Committee approved the grant of 500,000 restricted shares of MGT common stock, with each independent director of the board receiving 100,000 restricted shares. The restricted shares vest one-third each six months from date of issue. The restricted shares were valued at their fair market value on date of issue, of which the share-based compensation expense was to be recognized over their vesting period. On or about December 19, 2011, the Company was advised that approval of shareholders was required in order to allow the issuance and listing of these Restricted Shares. The Company rescinded all 500,000 restricted shares and reversed all previously expensed stock-based compensation. The cancellation of these shares is not considered to be material to the overall financial statements.

13.	Income taxes

Significant components of deferred tax assets were as follows as of December 31:

Deferred Tax Assets	2011	2010
U.S. federal tax loss carry-forward	$5,858	$4,166
U.S. State tax loss carry-forward	74	—
Foreign tax loss carry-forward	15,968	15,394
U.S. federal capital loss carry-forward	671	733
Equity-based compensation, fixed assets and other	104	3,295
Total	22,675	23,588
Less: valuation Allowance	(22,675)	(23,588)
Net deferred tax asset	$—	$—

As of December 31, 2011, the Company had the following tax attributes:

	Amount	Begins to expire
U.S. federal tax loss carry-forward	$17,303	Fiscal 2023
U.S. State tax loss carry-forward	891	Fiscal 2031
Foreign tax loss carry-forward	417	Fiscal 2017
U.S. federal capital loss carry-forward	76,457	Indefinite

As it is not more likely than not that the resulting deferred tax benefits will be realized, a full valuation allowance has been recognized for such deferred tax assets. Federal and state laws impose substantial restrictions on the utilization of tax attributes in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. Currently, the Company does not expect the utilization of tax attributes in the near term to be materially affected as no significant limitations are expected to be placed on these tax attributes as a result of previous ownership changes. If an ownership change is deemed to have occurred as a result of equity ownership changes or offerings, potential near term utilization of these assets could be reduced.

The provision for income tax differs from the amount computed by applying the statutory federal income tax rate to income before the provision for income taxes. The sources and tax effects of the differences are as follows for the year ended December 31:

	2011	2010
Income taxes at the federal statutory rates	(35)%	(35)%
Foreign rate differential	45	6
Change in valuation allowance	(12)	26
Effective rate of income tax	(2)%	(3)%

There was an income tax benefit of $198 and $336 recorded in the years ended December 31, 2011 and 2010, respectively, both of which are comprised of current taxes.

The Company files income tax returns in the U.S. federal jurisdiction, New York State and various foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

14.	Operating leases, commitments and security deposit

On August 25, 2006 we executed a 10-year agreement with Pirbright Holdings Limited, to lease 8,787 square feet of office space at the Kensington Centre, 66 Hammersmith Road, London W14 8UD, United Kingdom.  Under this lease agreement our U.K. property rent, services and related costs were approximately £330 ($516) per annum, paid quarterly in advance. The Company exercised its right to terminate the lease upon completion of the fifth year (August 24, 2011) and has found an alternative UK office location with no long-term lease commitment.  This commitment was on a month-to-month basis and began on August 1, 2011 with total monthly rental payments of £8 ($13) along with a rental deposit of £16 ($25). In February, 2012, the Company moved to a smaller office in the same location with month-to-month rental payments of £2 ($4) and a rental deposit of £4 ($6).

On September 1, 2011 the Company entered into a three year lease agreement for office space located in Harrison, New York, United States terminating on November 30, 2014.  Under the agreement our total rental payments over the three year lease period are $240, which includes three months of free rent and a refundable rental deposit of $39.

We had a satellite office in Tokyo, Japan, which was closed in January 2012 and the rental deposit of $128 was returned.

The following is a schedule of the future minimum rental payments required under operating leases that have initial or remaining non-cancellable terms in excess of one year:

Year Ending

2012	$89
2013	63
2014	56
Total	$208

The total lease rental expense was $515 and $511 for the years ended December 31, 2011 and 2010 respectively.

15.	Related Party Transactions

Accsys Technologies

Tim Paterson-Brown, our former Chairman and Chief Executive Officer, was a non-executive director of Accsys Technologies plc (“Accsys”), but resigned from this position on April 6, 2010.  Accsys’ subsidiary, Titan Wood Limited (“Titan Wood”), rented space at 66 Hammersmith Road, London W14 8UD, United Kingdom.  During the years ended December 31, 2011 and 2010 respectively, £55 ($89) and £126 ($195) of office related costs were recharged to Titan Wood.  At December 31, 2011, Titan Wood is no longer a related party and there was nothing outstanding from Titan Wood.

Moneygate Group

In Fiscal 2009 we purchased 49% of the share capital of Moneygate.  On acquisition we provided loan facilities of £250 ($387) for working capital and £2,000 ($3,094) for acquisitions and subsequently entered into various transactions with Moneygate and other non-related parties.

At December 31, 2010, and through to its disposal, Moneygate was a related party.  It was considered that the Company had significant influence over its operations and had representation on the board of directors. Due to this significant influence, we account for it under the equity method. Since the investment was acquired at a nominal value, also its fair value, and had incurred losses since we made our investment, it was recorded in the consolidated financial statements at a value of $nil at December 31, 2010.

On January 31, 2011, we entered into a Sale and Purchase Agreement (the “Purchase Agreement”) with and Committed Capital Nominees Limited (“Committed”). Pursuant to the Purchase Agreement, Committed agreed to purchase: (i) all 9,607,843 shares of Moneygate which MGT owned, for consideration of £0.096 ($0.154); and (ii) to novate the benefit of a Facility Agreement dated November 18, 2010, between the Company and Moneygate, for consideration of £250 ($387), resulting in a gain on sale of £51 ($81).

Dunamis Capital

Allan Rowley, former Chief Executive Officer and former Chief Financial Officer of MGT and former Chief Executive Officer of Medicsight, along with David Sumner, former Chairman of Medicsight, are both directors of Dunamis. Dunamis is a United Arab Emirates (“UAE”) registered company regulated by the Dubai Financial Services Authority (“DFSA”). Dunamis is 100% owned by David Sumner and was set up by Mr. Sumner with Allan Rowley’s financial consulting assistance, as a corporate financing and advisory firm. On September 6, 2010 Medicsight made a short-term loan of $1,100 (£711) to Dunamis.  Dunamis paid back the principal of $1,100 (£711) and interest of $48 (£30) on February 6, 2011 and February 10, 2011 respectively.

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

Laddcap Value Partners III LLC (“Laddcap”)

On April 12, 2011 the Company entered into a Revolving Line of Credit and Security Agreement with Laddcap for up to $500 for a fifteen month term. The Agreement encompasses a standby commitment fee of two (2%) percent of the maximum loan amount along with an eight (8%) percent interest charge on any funds drawn.  Laddcap is a related party as the Managing Partner and beneficial owner of Laddcap is a shareholder and CEO of MGT. No amounts have been drawn down against the facility as of the date of the filing of the Company’s Form 10-K for the year ended December 31, 2011.

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

On December 13, 2010 Tim Paterson-Brown resigned as Chairman and Chief Executive Officer of MGT. Effective December 13, 2010 and following the resignation of David Sumner on November 23, 2010, Tim Paterson-Brown became Chairman of Medicsight, the Company’s significant subsidiary. As such, an agreement between Medicsight and D4D was entered into for the provision of the services of an Executive Chairman. On February 18, 2011, Tim Paterson-Brown subsequently resigned as Chairman of Medicsight and was entitled to receive, and was paid on February 18, 2011, a severance amount of £144 ($223).

On December 13, 2010 Allan Rowley resigned as Chief Financial Officer and took up office of Chief Executive Officer for MGT. Subsequently, Mr. Rowley resigned on February 7, 2011, to focus on the operations of Medicsight and held the position of Chief Executive Officer of Medicsight until July 26, 2011, when he tendered and the board of directors accepted his resignation.

On April 12, 2011, the agreement with D4D was renegotiated and a settlement agreement between MGT and D4D, Tim Paterson-Brown and Allan Rowley was executed and delivered. Under the settlement agreement, the following payments and assignments were agreed to be made by the Company to D4D: £110 ($170) settlement fee, £80 ($124) recoverable local taxes, £17 ($25) estimated legal expense and the assignment of 1.25 million shares of MDST common stock held by the Company to D4D. The common stock was delivered to D4D on April 28, 2011 and had a fair value of $71 on the date of transfer.  The parties, upon the terms and subject to the conditions of the settlement agreement and to the extent permitted by law, settled all claims arising out of the D4D Agreement and the respective directorships and employment arrangements with the Company and certain of its affiliates.  The Company has fully accrued and expensed all related costs.

During the year ended December 31, 2011 MGT and Medicsight made payments to D4D, totalling $304 (2010: $511) and $315 (2010: $31) respectively.

16.	Loans receivable — related party

Moneygate

In Fiscal 2009 we purchased 49% of the share capital of Moneygate. On acquisition we provided loan facilities of £250 ($398) for working capital and £2,000 ($3,094) for acquisitions and subsequently entered into various transactions with Moneygate and other non-related parties.

On December 31, 2010, the loan to Moneygate of £1,485 ($2,298) was impaired by £1,286 ($1,985) and had a carrying value of £199 ($308), based on a valuation from an outside firm. Moneygate was sold on March 29, 2011 for a consideration of £250 ($387), giving a gain on disposal of £51 ($81) (see note 6).

Dunamis

On September 6, 2010 Medicsight made a short-term loan of $1,100 (£711) to Dunamis repayable by December 31, 2010, along with $36 (£23) of interest.  Dunamis paid back the principal of $1,100 (£711) and interest of $48 (£31) on February 6, 2011 and February 10, 2011 respectively.  The funds were lent to Dunamis in order to achieve a higher rate of interest than we would have on deposit with a financial institution and also to demonstrate Medicsight’s financial ability to co-invest with a joint venture in the region using one of its UAE subsidiaries.  Dunamis had provided the assets of the business as collateral against the loan made by Medicsight. Dunamis was considered a related party as two former directors of Medicsight were also directors of Dunamis Capital (see note 16).

17.	Line of credit facility

On April 12, 2011 the Company entered into a Revolving Line of Credit and Security Agreement with Laddcap for up to $500 for a fifteen month term. The Agreement encompasses a standby commitment fee of two (2%) percent of the maximum loan amount along with an eight (8%) percent interest charge on any funds drawn. The Company has fully accrued the commitment fee of $10 as of December 31, 2011 and expensed $6k associated to the facility in 2011. Laddcap is a related party as the Managing Partner and beneficial owner of LaddCap is a shareholder and Chief Executive Officer of MGT. No amounts have been drawn down against the facility as of the date of the filing of the Company’s Form 10-K for the year ended December 31, 2011.

18.	Subsequent events

On January 9, 2012, the Company granted $10,000 cash compensation to each of its independent directors in consideration of their time, effort and expertise during the fiscal year ended December 31, 2011.

On January 9, 2012, the Company granted 10,000 cash compensation to Robert P. Traversa in consideration of his services rendered as the Company’s CFO for the fiscal year ended December 31, 2011.

The Company filed a definitive proxy statement (DEF-14A) on February 22, 2012 and will hold a special meeting of the stockholders on March 20, 2012 to approve a reverse/forward stock split.

Schedule II

MGT Capital Investments, Inc.

Valuation and Qualifying Accounts

	Balance at
	Beginning			Balance at
Deferred Tax Valuation Allowance	of year	Additions	Write-offs	end of year

2010	$28,508	$3,231	$(8,151)	$23,588
2011	23,588	—	(913)	22,675

The deferred tax valuation allowance applies to both operating loss carry-forwards and capital losses incurred by the Company and other temporary timing differences.