Form 10-Q
period 2012-03-31
MGT CAPITAL INVESTMENTS INC
filed 2012-05-14
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 0-26886

MGT CAPITAL INVESTMENTS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-4148725
(State of Incorporation)	(I.R.S. Employer Identification No.)

500 Mamaroneck Avenue, Suite 204, Harrison, NY, 10528 USA

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: 914-630-7431

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

As of May 14, 2012 the registrant had outstanding 2,105,187 shares of common stock, $0.001 par value.

Table of Contents

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of MGT Capital Investments, Inc. and its consolidated subsidiaries (the “Company”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross profit, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the rate of market development and acceptance of medical imaging technology; the execution of restructuring plans; any statement concerning developments, performance or industry rankings relating to products or services; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the performance of contracts by suppliers, customers and partners; employee management issues; the difficulty of aligning expense levels with revenue changes; and other risks that are described herein, including but not limited to the specific risk areas discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this report, and that are otherwise described from time to time in the Company’s Securities and Exchange Commission (the “Commission”) reports filed after this report. The Company assumes no obligation and does not intend to update these forward-looking statements.

The Company’s main operating currency is U.K. Sterling (£) (“GBP”).

2

All financial amounts are in thousands except share and per share data.

Item 1. Financial Statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

	March 31,	December 31,
	2012	2011*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,342	$3,704
Accounts receivable	118	84
Prepaid expenses and other current assets	155	327
Inventory	56	89
Total current assets	3,671	4,204
Property and equipment, at cost, net	32	28
Security deposits	65	201
Total assets	$3,768	$4,433
Liabilities
Current liabilities:
Accounts payable	261	213
Accrued expenses	395	502
Other payables	44	71
Total current liabilities	700	786
Stockholders’ (deficit)/equity
Common stock, $0.001 par value: 75,000,000 shares authorized; 2,105,187 and 2,108,732 shares issued and outstanding at March 31, 2012 and December 31, 2011 respectively.	2	2
Additional paid-in capital	285,644	283,240
Accumulated other comprehensive loss	(5,828)	(4,861)
Accumulated deficit	(280,497)	(280,027)
Total stockholders’ deficit	(679)	(1,646)
Non-controlling interest	3,747	5,293
Total equity	3,068	3,647

Total stockholders’ equity, liabilities and non-controlling interest	$3,768	$4,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

* Derived from audited financial information

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2012	2011

Revenues	$213	$47
Cost of revenue	36	4
Gross profit	177	43

Operating expenses
Selling, general and administrative	813	2,198
Research and development cost	41	440
	854	2,638

Operating loss	(677)	(2,595)

Interest and other (expense)/income, net	(2)	21
Gain on sale of Moneygate	—	81
	(2)	102

Net loss before income taxes	(679)	(2,493)

Income tax benefit/(expense)	—	—

Net loss before non-controlling interest	(679)	(2,493)

Net loss attributable to non-controlling interest	209	1,001

Net loss attributable to MGT Capital Investments, Inc.	$(470)	$(1,492)

Net loss as reported	$(679)	$(2,493)
Other comprehensive loss
Unrealized foreign exchange gain/(loss)	73	350
Comprehensive loss	(606)	(2,143)
Comprehensive loss attributable to non-controlling interest	(175)	(854)
Comprehensive loss attributable to MGT Capital Investments, Inc.	$(431)	$(1,289)

Per share data:

Basic and diluted loss per share	$(0.22)	$(1.27)

Weighted average number of common shares outstanding	2,108,338	1,171,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)/EQUITY

 (In thousands)

(Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	Amount	capital	income/(loss)	deficit	(deficit)	interest	equity
BALANCE, DECEMBER 31, 2011	2,109	$2	$283,240	$(4,861)	$(280,027)	$(1,646)	$5,293	$3,647

Cash in lieu of fractional shares for MGT reverse/ forward split	(4)	—	(5)	—	—	(5)	—	(5)
Acquisition of subsidiary shares from non-controlling interest			2,392	(1,006)		1,386	(1,386)	—
Stock option compensation			17			17	15	32
Net loss for the period	—	—	—	—	(470)	(470)	(209)	(679)
Translation adjustment	—	—	—	39	—	39	34	73
BALANCE, March 31, 2012	2,105	$2	$285,644	$(5,828)	$(280,497)	$(679)	$3,747	$3,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2012	2011

Cash flows from operating activities:
Net loss before non-controlling interest	$(679)	$(2,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7	16
Loss on disposal of property and equipment	2	—
Stock-based compensation expense	32	17
Gain on sale of loan receivable — related party	—	(81)
(Increase)/decrease in assets
Accounts receivable	(31)	23
Other receivable — related party	—	16
Prepaid expenses and other current assets	166	(469)
Inventory	36	—
Security deposits	128	—
Increase/(decrease) in liabilities
Accounts payable	42	372
Accrued expenses	(108)	(228)
Other payables	(10)	(37)
Net cash used in operating activities	(415)	(2,864)

Cash flows from investing activities:
Repayment of Dunamis loan	—	1,100
Purchase of property and equipment	(10)	—
Receipts from sale of Moneygate	—	401
Receipts of deferred consideration for sale of assets	—	370
Net cash provided by/(used in) investing activities	(10)	1,871

Cash flows from financing activities:
Cash paid in lieu of fractional shares reverse/ forward split	(5)	—
Net cash flows used in financing activities	(5)	—

Effects of exchange rates on cash and cash equivalents	68	392
Net change in cash and cash equivalents	(362)	(601)
Cash and cash equivalents, beginning of period	3,704	8,434
Cash and cash equivalents, end of period	$3,342	$7,833

The accompanying notes are an integral part of these condensed consolidated statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts)

1.           Organization, basis of presentation and liquidity

The accompanying unaudited condensed consolidated financial statements of MGT Capital Investments, Inc. (“MGT”, “the Company”, “the Group”, “we”, “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been included. Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2012.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated.

MGT Capital Investments, Inc. is a holding company comprised of MGT, the parent company, and its wholly-owned subsidiary:  MGT Capital Investments (U.K.) Limited. MGT closed the following non-essential subsidiaries during the quarter ended March 31, 2012, as part of its expense reduction plan: Medicsight Nominees Limited, MGT Investments (Gibraltar) Limited and MGT Capital Investments Limited a subsidiary of MGT Capital Investments (U.K.) Limited. In addition we also have a controlling interest in our operating subsidiary, Medicsight Ltd, (“Medicsight”) including its wholly owned subsidiaries.

•	Medicsight is a medical technology company focusing on medical imaging software development and medical hardware devices. The Company commercializes Computer-Aided Detection (“CAD”) applications which analyze Computer Tomography (“CT”) scans to assist radiologists in the early detection and measurement of colorectal polyps. The CAD software received a CE Mark in 2009, which allows for sales in the European Union. In 2011, Medicsight’s software also received clearance from the U.S. Food and Drug Administration. Revenue is presently limited as Medicsight attempts to commercialize its recent U.S. approval. In late July 2011, Medicsight was informed by the Japanese Ministry of Health, Labor and Welfare (“MHLW”) that several statistical data errors were encountered in their review of the application for approval of its ColonCAD software for use in CT Colonography procedures. Following informal guidance from MHLW, during August 2011, the Company decided to withdraw the current submission and is assessing the next course of action. In the meantime, the Board of Directors of Medicsight closed the Tokyo office as part of an overall program of expense reduction and corporate simplification. In addition to closing the Tokyo office, management of Medicsight has closed several non-essential subsidiaries; Medicsight KK and Medicsight PTY Limited, citing the unjustifiably high legal, regulatory and accounting costs of maintaining such entities. However, in order to better exploit the recent FDA approval of ColonCAD, Medicsight has opened a U.S. subsidiary (Medicsight, Inc.) in New York. Medicsight has also developed an automated CO2 medical inflation device and associated disposable tubing (MedicCO 2 LON) that is being commercialized via a global distributor.

•	On March 21, 2012, MGT effected a reverse split (the “Reverse Split”), immediately followed by a forward split (the “Forward Split” and together with the Reverse Split, the “Reverse/Forward Split”). At our March 20, 2012, Special Meeting of Stockholders, the Company’s stockholders approved the proposal to amend the Company’s Certificate of Incorporation to effect a Reverse/Forward Split of the Company’s Common Stock, $0.01 par value per share at an exchange ratio of 1-for-500 shares of the Company’s outstanding Common Stock, immediately followed by a forward split of the Company’s outstanding Common Stock, at an exchange ratio of 15-for-1 shares of the Company’s outstanding Common Stock. The amendment did not change the par value per share or the number of authorized shares of Common Stock. As a result of the Reverse Split, stockholders holding fewer than 500 shares of Common Stock, at the time of the reversal, received a cash payment instead of fractional shares and would no longer have an interest in the Company. All share and per share amounts have been retrospectively adjusted for all periods presented to give effect to the Reverse/Forward Split.

•	On March 26, 2012, at Medicsight’s General Meeting, stockholders approved a resolution to Reverse Split the Company’s existing ordinary shares of £0.05 par value per share into 1 new ordinary share of £16,250 par value per share (the “New Ordinary Shares”) and for MGT to acquire all New Ordinary Shares representing the fractions of shares left over following the Reverse Split.

The exchange ratio for the Reverse Split was 1-for-325,000. As a result of the Reverse Split, stockholders holding fewer than 325,000 shares were cancelled and not entitled to a cash payment for fractional shares. As of March 31, 2012, MGT holds 318 shares (66.5%) of the 478 issued share capital of Medicsight.  Medicsight was previously listed on the AIM market of the London Stock Exchange until September 2011, when its shares were cancelled based upon a duly passed shareholder resolution and Medicsight became private. All share amounts have been retrospectively adjusted for all periods presented to give effect to the Reverse Split.

The Company has incurred significant operating losses since inception and continues to generate losses from operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $280,497 at March 31, 2012. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products the Company develops and markets will be accepted by consumers.

At March 31, 2012, Medicsight’s and MGT’s cash and cash equivalents were $3,021 and $321, respectively. Management believes that the current level of working capital will be sufficient to allow the Company to maintain its operations into May 2013.

2.           Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the accounts of our Company plus wholly owned subsidiaries and our majority owned subsidiary Medicsight.  The functional currency of our majority owned subsidiary is their local currency, GBP.  All intercompany transactions and balances have been eliminated.  All foreign currency translation gains and losses arising on consolidation were recorded in stockholders’ equity as a component of accumulated other comprehensive income/ (loss). Non-controlling interest represents the minority equity investment in any of the MGT group of companies, plus the minorities’ share of the net operating result and other components of equity relating to the non-controlling interest.

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

The Company licenses software and sells maintenance contracts through visualization solution partners and original equipment manufacturers.  The Company receives regular sales reporting detailing the number of licenses sold by original equipment manufacturers, value-added resellers and independent distributors (collectively, “Resellers”) to end users.  The Company generally offers terms that require payment 30-45 days from invoicing. Provided the Reseller: (i) assumes all risk of the purchase, (ii) has the ability and obligation to pay regardless of receiving payment from the end user, and (iii) all other revenue recognition criteria are met, license revenue from Resellers is recognized upon shipment of its product to vendors (“sell-in basis”).

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

Hardware — Revenue is derived from the sale of our MedicCO 2 LON product. This product is an automated CO 2 insufflation device, and is generally sold as part of an arrangement that includes a one year warranty. The risk of incurring warranty related expense is mitigated by the warranty contractually agreed with the supplier. The Company reviews the risk of warranty liabilities on a regular basis, and makes any and all appropriate provisions accordingly. At the present time, the Company feels that the warranty liability is insignificant and has therefore not made any provision.

MedicCO 2 LON is sold exclusively through our distribution partner Medrad Inc.  Revenue is recognized as orders are satisfied and goods are delivered to our distribution partner. The Company generally offers terms which require payments within 30-45 days from invoicing.

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

Inventory

We account for inventory at the lower of cost (first-in, first-out) or market. Cost is determined to be purchased cost for the finished MedicCO 2 LON product from the third party supplier. We perform full physical inventory counts to maintain controls and obtain accurate data. The MedicCO 2 LON product is either (i) sold to our exclusive distributor or (ii) placed in an external third party secure warehouse facility and remains our property. Once the units are shipped to the distributor it is deemed that the ownership is transferred to the distributor and the goods are delivered. Reserves for slow-moving and obsolete inventories are provided based on historical experience and product demand. Management evaluates the adequacy of these reserves periodically based on forecasted sales and market trends.

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

The Company concluded that capitalizing such expenditures on completion of a working model was inappropriate because the Company did not incur any material software production costs and therefore expenses were all research and development costs.  Our research and development costs are comprised of staff, consultancy and other costs expensed on the Medicsight products.

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

Income taxes

The Company applies the elements of FASB ASC 740-10 “Income Taxes — overall” regarding accounting for uncertainty in income taxes. This clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of March 31, 2012 and December 31, 2011, the Company did not have any unrecognized tax benefits. The Company does not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Consolidated Statements of Operations. There was no interest and penalties for the three months ended March 31, 2012 and 2011. Tax years beginning in 2009 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

The computation of diluted loss per share for the three months ended March 31, 2012, and 2011, excludes all options at our Medicsight subsidiary as they are anti-dilutive.  For the three months ended March 31, 2012, there were 6 options excluded with a weighted average exercise price of $46,376 per share.  For the three months ended March 31, 2011, there were 33 options excluded with a weighted average exercise price of $71,500 per share.

Comprehensive income / (loss)

Comprehensive income/ (loss) includes net income/ (loss) and items defined as other comprehensive income/ (loss).  Items defined as other comprehensive income/ (loss), include foreign currency translation adjustments and are separately classified in the consolidated financial statements.  Such items are reported in the Condensed Consolidated Statement of Comprehensive Loss.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05 which provides new guidance on the presentation of comprehensive income. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and instead requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This guidance is effective for fiscal years, and interim period within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of this ASU only requires a change in the format of the current presentation. The Company adopted this guidance on January 1, 2012, and its adoption did not significantly impact the Company’s condensed consolidated financial statements.

Segment reporting

 The Company operates in one main operational segment, Medicsight, a medical imaging and device hardware company, with MGT providing corporate management services.

3.       Divestment of investments

On March 31, 2010, the Company sold its stock in Medicexchange and various non-core investments for consideration of £750 ($1,136).  This consideration was deferred and to be paid in installments, with the final installment of £244 ($370) paid in March 2011.

In Fiscal 2009, we purchased 49% of the share capital of Moneygate Group Limited (“Moneygate”), which was accounted for under the equity method. In March 2011, we sold our entire interest in Moneygate to Committed Capital Nominees Limited for total consideration of £250 ($401), resulting in a gain on sale of £51 ($81).

4.           Cash and cash equivalents

We invest our cash in short-term deposits with major banks.  As of March 31, 2012, we held $3,342 of cash and cash equivalents.

Cash and cash equivalents consist of cash and temporary investments with maturities of 90 days or less when purchased.

Concentrations

The Company held $3,021 and $3,123 of its cash and cash equivalents at March 31, 2012 and December 31, 2011, respectively, through Medicsight, its majority owned subsidiary, at financial institutions in Europe and United Arab Emirates (“UAE”).   Cash held in foreign institutions is not insured by the Federal Deposit Insurance Corporation.

5.           Loans receivable — related party

Dunamis Capital

On September 6, 2010, Medicsight made a short-term loan of $1,100 (£711) to Dunamis repayable by December 31, 2010, along with $36 (£23) of interest.  Dunamis paid back the principal of $1,100 (£711) and interest of $48 (£31) on February 6, 2011 and February 10, 2011 respectively.  Dunamis had provided the assets of the business as collateral against the loan made by Medicsight. Dunamis was considered a related party, as two former directors of Medicsight were also directors of Dunamis Capital (see note 10).

6.            Inventory

 At March 31, 2012 and December 31, 2011, MedicCO 2 LON Limited, a subsidiary of Medicsight, held finished goods inventory comprised of insufflation devices and administration kits totaling $56 and $89, respectively.

7.            Interest and other income/ (expense)

For the three months ended March 31, 2012, interest and other income/ (expense) was comprised of interest expense of $2. For the same period last year, interest income and other income/ (expenses) included interest income of $21.

8.           Stock-based compensation

Cancellation of certain share option plans of the Company

Following Medicsight’s general meeting on March 26, 2012 (see Note 1), a shareholder resolution approving the Reverse Split of 1-for-325,000 of the Company’s existing ordinary shares of £ 0.05 par value into one new ordinary share was duly passed. As a result of the reverse split, option holders under certain existing share option plans are no longer entitled to options under those plans as option holders’ share entitlement is now less than one as a result of the Reverse Split.  Following the share reversal, the Company cancelled with immediate effect all redundant option plans with the exception of Plan J. All previously unrecognized stock based compensation expense was accelerated.

Medicsight has the following Stock Option Plan:

Plan J — on May 14, 2009, we approved and subsequently granted options for 24 shares under stock option plan “J”.  Options under this plan vest in equal one-sixths for each six months that employees have been employed for 6, 12, 18, 24, 30 and 36 months from the grant date.  At March 31, 2012, there were 6 options outstanding, of which 5 were exercisable.

No grants were issued in the three months ended March 31, 2012.

The following table summarizes stock option activity for the three months ended March 31, 2012, under all option plans:

	Outstanding		Exercisable
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price

Outstanding at December 31, 2011	11	£35,750 ($58,500)	10	£78,000 ($68,250)

Granted	—	—
Exercised	—	—
Forfeited/ Cancelled	5	£19,500 ($30,917)

Outstanding at March 31, 2012	6	£29,250 ($46,376)	5	£29,250 ($46,376)

The following is a summary of the status of stock options outstanding at March 31, 2012:

	Outstanding options				Exercisable options
	Number	Remaining contractual life (years)	Average exercise price		Number	Average exercise price
Medicsight Plan J	6	7.2	£29,250	$46,376	5	£29,250	$46,376

On November 30, 2010, David Sumner, Chairman of Medicsight Limited, resigned from his position within the group. Immediately after his resignation, a two year consultancy agreement was signed whereby Mr. Sumner would continue to assist the group in its commercial needs. As part of this agreement, Mr. Sumner was to continue to vest in his existing Medicsight Plan J options throughout the consultancy period. A modification of the 6 existing options has been accounted for, and is not considered to be material to the overall financial statements. The Company is no longer receiving services under this consulting agreement. As such, all expenses and related stock-based compensation were accelerated at December 31, 2011.

The Company has recorded the following amounts related to its share-based compensation expense in the accompanying Condensed Consolidated Statements of Operations:

	Three months ended March 31,
	2012	2011
Selling, general and administrative	$25	$3
Research and development	7	14
Total	$32	$17

Of the stock-based expense for the three months ended March 31, 2012, $15 was allocated to non-controlling interest.

The aggregate intrinsic value for options outstanding and exercisable at March 31, 2012 and 2011, was $nil.

A summary of non-vested options at March 31, 2012, and the change during the three months ended March 31, 2012, is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested options at January 1, 2012	1	£45,500	$71,500
Granted	—	—	—
Vested	—	£—	$—
Forfeited/Cancelled	—	£—	$—
Nonvested options at March 31, 2012	1	£45,500	$71,500

Unrecognized compensation cost

As of March 31, 2012, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements.

9.           Stockholders equity and non-controlling interest

The Company has non-controlling investors in Medicsight as follows:

Medicsight
Non-controlling interest at January 1, 2012	$5,293
Non-controlling share of losses	(209)
Non-controlling interest share of stock-based compensation expense	15
Non-controlling interest share of other comprehensive income	34
Decrease in non-controlling interest from share consolidation of Medicsight’s stock	(1,386)
Non-controlling interest at March 31, 2012	$3,747

In January 2012, the Company purchased 1 share of Medicsight ordinary shares from a shareholder for consideration of £0.01 ($ .016).

The following schedule presents the effects of changes in MGT’s ownership interest in Medicsight on the equity attributable to MGT:

	Three months ended
	March 31, 2012	March 31, 2011
Net loss attributable to MGT Capital Investments, Inc.	$(470)	$(1,492)
Transfers (to) from the non-controlling interest:
Increase in MGT’s paid in capital from Medicsight Share Consolidation	2,392	—
Changes from the net loss attributable to MGT Capital Investments, Inc. and transfers from non-controlling interest	$1,922	$(1,492)

10.         Related party transactions

Moneygate Group

In Fiscal 2009, we purchased 49% of the share capital of Moneygate.  On acquisition we provided loan facilities of £250 ($387) for working capital and £2,000 ($3,094) for acquisitions and subsequently entered into various transactions with Moneygate and other non-related parties.

Through its disposal in March 2011, Moneygate was a related party as the Company had significant influence over its operations as a result of representation on Moneygate’s board of directors. Due to this significant influence, we accounted for it under the equity method. In March 2011, we sold our entire interest in Moneygate to Committed Capital Nominees Limited for total consideration of £250 ($401), resulting in a gain on sale of £51 ($81).

Dunamis Capital

Allan Rowley, former Chief Executive Officer and former Chief Financial Officer of MGT and former Chief Executive Officer of Medicsight, along with David Sumner, former Chairman of Medicsight, are both directors of Dunamis. Dunamis is a United Arab Emirates (“UAE”) registered company regulated by the Dubai Financial Services Authority (“DFSA”). Dunamis is 100% owned by David Sumner and was set up by Mr. Sumner with Allan Rowley’s financial consulting assistance, as a corporate financing and advisory firm. On September 6, 2010, Medicsight made a short-term loan of $1,100 (£711) to Dunamis.  Dunamis paid back the principal of $1,100 (£711) and interest of $48 (£30) on February 6, 2011 and February 10, 2011, respectively.

In February 2011, the Company, following consultation with its nominated advisor noted that as a result of Mr. Sumner’s relationships with both Dunamis and Medicsight, the Loan constituted a related party transaction under Rule 13 of AIM Rules for Companies. Rule 13 requires that an AIM company must issue notification without delay as soon as the terms of a transaction with a related party are agreed. The independent directors, having consulted with the Company’s nominated adviser, considered the terms of the transaction fair and reasonable insofar as shareholders were concerned. On February 18, 2011, the Company issued a notice detailing the terms of the transaction with the related party.

Laddcap Value Partners III LLC (“Laddcap”)

On April 12, 2011, the Company entered into a Revolving Line of Credit and Security Agreement with Laddcap for up to $500 for a fifteen month term. The Agreement encompasses a standby commitment fee of two (2%) percent of the maximum loan amount along with an eight (8%) percent interest charge on any funds drawn.  Laddcap is a related party as the Managing Partner and beneficial owner of Laddcap is a 10% plus shareholder and CEO of MGT. No amounts have been drawn down against the facility as of the date of the filing of the Company’s Form 10-Q for the quarterly period ended March 31, 2012.

D4D Limited

Effective July 2010, the Company entered into a service agreement with D4D Limited (“D4D”), a company that offers Executive Services for small and mid-cap companies.  D4D is owned by Tim Paterson-Brown and Allan Rowley, and pursuant to the agreement, provided the services of Chairman, Chief Executive Officer and Chief Financial Officer of the Company at such time. The D4D service agreement provided the services of Tim Paterson-Brown and Allan Rowley on similar remuneration to their previous employment contracts with MGT. On executing the contract with D4D, Tim Paterson-Brown and Allan Rowley terminated their employment contracts with MGT, but still held the offices of Chairman and Chief Executive Officer and Chief Financial Officer, respectively.

In December 2010, Mr. Paterson-Brown resigned as Chairman and CEO, and was replaced by Mr. Rowley as CEO. In February 2011, Mr. Rowley resigned as CEO.

In April 2011, the agreement with D4D was renegotiated and a settlement agreement between MGT and D4D, Messrs. Paterson-Brown and Rowley was executed and delivered. The financial terms included payments to be made by the Company to D4D of a £110 ($170) settlement fee, a £80 ($124) payment for recoverable local taxes, £17 ($25) for estimated legal expenses, and the assignment of 3 shares of MDST common stock held by the Company to D4D. The common stock was delivered to D4D in April 2011, and had a fair value of $71 on the date of transfer.  The parties, upon the terms and subject to the conditions of the settlement agreement and to the extent permitted by law, settled all claims arising out of the D4D Agreement and the respective directorships and employment arrangements with the Company and certain of its affiliates.  The Company has fully accrued and expensed all related costs. During the three months ended March 31, 2011, MGT and Medicsight made payments to D4D, totaling $304.

11.         Operating leases, commitments and security deposit

In 2006, we executed a 10-year agreement with Pirbright Holdings Limited, to lease office space in London, United Kingdom.  Under this lease agreement, the property rent, services and related costs were approximately £330 ($516) per annum, paid quarterly in advance. The Company exercised its right to terminate the lease upon completion of the fifth year (August 2011) and has found an alternative UK office location with no long-term lease commitment.  This commitment is on a month-to-month basis and began on August 1, 2011 with total monthly rental payments of £8 ($13) along with a rental deposit of £16 ($25). In February, 2012, the Company moved to a smaller office in the same location with month-to-month rental payments of £2 ($4) and a rental deposit of £4 ($6).

In September 2011, the Company entered into a 39 month lease agreement for office space located in Harrison, New York, United States terminating on November 30, 2014.  Under the agreement our total rental payments over the 39 month lease period are $240, inclusive of three months of free rent and a refundable rental deposit of $39.

A satellite office in Tokyo, Japan, was closed in January 2012, and the rental deposit of $128 was refunded to us.

In January 2012, the Company entered into a two year employment agreement with an employee at a base salary of $10,000 per month, with potential bonus payments as outlined in the agreement. This agreement provides for a maximum severance period of 12 months in the event of termination without cause as defined in the agreement.

On March 12, 2012, the Company entered into a one year financial advisory and consulting agreement with a national investment banking firm. The agreement can be canceled with two weeks written notice, three months from the date of the agreement. Under the agreement our total payments over the twelve month period are $60.

The following is a schedule of the future minimum payments required under operating leases and commitments that have initial or remaining non-cancellable terms in excess of one year:

Year Ending

2012 (remaining nine months)	$95
2013	78
2014	56
Total	$229

The total lease rental expense was $36 and $143 for the three months ended March 31, 2012 and 2011, respectively.

12.           Line of credit facility

On April 12, 2011, the Company entered into a Revolving Line of Credit and Security Agreement with Laddcap for up to $500 for a fifteen month term. The Agreement encompasses a standby commitment fee of two (2%) percent of the maximum loan amount along with an eight (8%) percent interest charge on any funds drawn. The Company has fully accrued the commitment fee of $10 and expensed $2 associated to the facility for the three months ended March 31, 2012. Laddcap is a related party as the Managing Partner and beneficial owner of LaddCap is a 10% plus shareholder and Chief Executive Officer of MGT. No amounts have been drawn down against the facility as of the date of the filing of the Company’s Form 10-Q for the quarterly period ended March 31, 2012.

13.          Subsequent events

On April 30, 2012, the Company filed a preliminary proxy statement (PRE-14A) and will hold its Annual Meeting of Stockholders on May 30, 2012.

On May 10, 2012, the Company announced that its Board of Directors has decided to pursue the acquisition of patents and underlying technologies with the intent of commercializing and/or enforcing the economic rights to such inventions.

On the same date, MGT also announced that it has agreed to acquire U.S. Patent #7,892,088, entitled “Gaming Device Having a Second Separate Bonusing Event.” The patent acquisition was made via a newly formed subsidiary, MGT Gaming, Inc., in which MGT will hold a majority interest. The invention specifically relates to gaming systems linked to an interactive sign, and includes all filed continuation patents. The sellers will retain a significant minority stake in MGT Gaming, Inc.; full terms will be disclosed upon the closing of the transactions contemplated in the agreement, which is subject to customary closing conditions.

Major financial terms include an upfront payment by MGT of $200,000, plus the issuance of 350,000 four-year common stock warrants with a $4.00 exercise price.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and notes thereto contained in Item 1 of Part I of this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto as of and for the fiscal year ended December 31, 2011, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the "2011 Form 10-K"), filed with the SEC to provide an understanding of our results of operations, financial condition and cash flows.

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

Executive summary

MGT Capital Investments, Inc. is a holding company comprised of MGT, the parent company, and its wholly-owned subsidiary:  MGT Capital Investments (U.K.) Limited. MGT closed the following non-essential subsidiaries during the quarter ended March 31, 2012, as part of its expense reduction plan: Medicsight Nominees Limited, MGT Investments (Gibraltar) Limited and MGT Capital Investments Limited, as subsidiary of MGT Capital Investments (U.K.) Limited. In addition, we also have a controlling interest in our operating subsidiary, Medicsight Ltd (“Medicsight”), including its wholly owned subsidiaries. In March 2011, the Company disposed of its 49% holding in Moneygate Group Limited, a United Kingdom based firm of independent financial advisors.

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

On May 19, 2011, Medicsight’s software received clearance from the U.S. Food and Drug Administration (the “FDA”).

In July 2011, Medicsight was unofficially informed by the Japanese Ministry of Health, Labor and Welfare (“MHLW”) that several statistical data errors were encountered in their review of the application for approval of its ColonCAD software for use in CT Colonography procedures. Following informal guidance from MHLW, during August 2011, the Company decided to withdraw the current submission and is assessing the next course of action.

During August 2011, the Board of Directors of Medicsight closed the Tokyo office as part of an overall program of expense reduction and corporate simplification. In addition to closing the Tokyo office, management of Medicsight has closed several non-essential subsidiaries; Medicsight KK and Medicsight PTY Limited, citing the unjustifiably high legal, regulatory and accounting costs of maintaining such entities. However, in order to better exploit the recent FDA approval of ColonCAD, Medicsight has opened a U.S. subsidiary (Medicsight, Inc.) in New York.

Medicsight has also developed an automated CO 2 medical insufflation device and associated disposable tubing (MedicCO 2 LON) that is being commercialized via a global distributor.

Revenue is presently limited as Medicsight attempts to commercialize its recent U.S. approval.  On March 31, 2012, the Company held 318 shares (66.5%) of the 478 issued share capital of Medicsight.

On June 8, 2011, the Company received notice from the Exchange notifying that it is not in compliance with the following Exchange continued listing standards: Section 1003(a)(i) of the Company Guide, resulting from stockholders' equity on March 31, 2011, of less than $2.0 million and losses from continuing operations and/or net losses in two of its three most recent fiscal years; Section 1003(a)(ii) of the Company Guide with stockholders' equity of less than $4.0 million and losses from continuing operations and/or net losses in three of its four most recent fiscal years; and Section 1003(a)(iii) with stockholders' equity of less than $6.0 million and losses from continuing operations and/or net losses in its five most recent fiscal years.

On August 23, 2011, the Exchange accepted the Company’s plan of compliance submitted to the Exchange in response to the deficiency letter. The Exchange granted the Company an extension until December 8, 2012, to regain compliance with Sections 1003(a) (i)-(iii) of the Exchange’s Company Guide.

The Exchange further notified the Company that its common stock had fallen to a low trading price for a significant period of time and that the Company was therefore not in compliance with Section 1003 (f)(v) of the Company Guide. The Exchange noted that the Company could regain compliance by effectuating a reverse-split of its common stock prior to February 23, 2012. On February 17, 2012, the Company received notice from the staff of the Exchange that the Company was granted an extension until March 31, 2012, to comply with Section 1003 (f)(v) of the Exchange’s Company Guide.   The Company’s shareholders approved a reverse/forward split of its common stock at a special meeting of the stockholders held on March 20, 2012. The Company was notified by the Exchange on April 13, 2012, that the Section 1003 (f) (v) low price deficiency was resolved.

On January 3, 2012, the Company was notified that it is not in noncompliance with Section 704 of the Company Guide in that it failed to hold an annual meeting of its stockholders during 2011, for the fiscal year ended December 31, 2010. The Company's plan of compliance detailing actions which it had taken, or intended to take, to regain compliance with the continued listing standards was accepted by the Exchange via letter dated January 26, 2012, granting the Company until July 3, 2012 to regain compliance with Section 704 of the Exchange’s Company Guide. On April 30, 2012, the Company filed a preliminary proxy statement on Schedule 14A with the Commission in connection with the Company’s annual meeting to be held on May 30, 2012. The record date for the annual meeting was set as April 24, 2012. Once the meeting is held, this deficiency will be resolved.

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

In July 2011, the Company announced in a Current Report on Form 8-K that it had initiated an internal investigation through a Special Committee regarding the potential misappropriation and/or misdirection of Company funds. In August 2011, the Company issued a press release based upon the substantially completed results of the investigation. The Company had concluded that no adjustments or restatements of prior issued financial statements were required. Although the investigation remains on-going, management is confident that the Company’s financial statements will not require a material restatement as a result of any additional irregularities that may be uncovered in the future.

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

As a result of a general meeting of shareholders on September 14, 2011, Medicsight’s shares were cancelled on The London Stock Exchange effective September 22, 2011, Medicsight PLC status changed to a limited company, now known as Medicsight Ltd.

On March 21, 2012, MGT effected a reverse split (the “Reverse Split”), immediately followed by a forward split (the “Forward Split” and together with the Reverse Split, the “Reverse/Forward Split”). At our March 20, 2012, Special Meeting of Stockholders, the Company’s stockholders approved the proposal to amend the Company’s Certificate of Incorporation to effect a Reverse/Forward Split of the Company’s Common Stock, $0.01 par value per share at an exchange ratio of 1-for-500 shares of the Company’s outstanding Common Stock, immediately followed by a forward split of the Company’s outstanding Common Stock, at an exchange ratio of 15-for-1 shares of the Company’s outstanding Common Stock. The amendment did not change the par value per share or the number of authorized shares of Common Stock. As a result of the Reverse Split, stockholders holding fewer than 500 shares of Common Stock, at the time of the reversal, received a cash payment instead of fractional shares and would no longer have an interest in the Company. All share and per share amounts have been retrospectively adjusted for all periods presented to give effect to the Reverse/Forward Split.

At March 31, 2012, Medicsight’s and MGT’s cash and cash equivalents were $3,021 and $321, respectively compared to $3,123 and $571 at December 31, 2011.

The Company entered into a Revolving Line of Credit and Security (“Agreement”) with Laddcap Value Partners III LLC (“Laddcap”) on April 12, 2011 for up to $500 for a fifteen month term. The Agreement encompasses a standby commitment fee of two (2%) percent of the maximum loan amount along with an eight (8%) percent interest charge on any funds drawn. Laddcap is a related party as the Managing Partner and beneficial owner of Laddcap is a 10% plus shareholder and CEO of MGT. No funds have been drawn against the facility as of the filing of quarterly report on Form 10-Q.

Management believes that the current level of working capital will be sufficient to allow the Company to maintain its operations through May 2013. The Company continues to explore all strategic alternatives with respect to its majority interest in Medicsight. The Company is also analyzing potential acquisition opportunities of various intellectual property assets, as well in healthcare marketing and technology. There can be no assurance that any additional acquisitions will occur at all, or that any such acquisitions will be accretive to earnings, book value and other financial metrics, or that any such acquisitions will generate positive returns for Company shareholders. Furthermore, it is contemplated that any acquisitions may require the Company to raise additional capital; such capital may not be available on terms acceptable to the Company, if at all.

The Company achieved the following results in the three months ended March 31, 2012:

•	Revenue from license and other sales was $213 compared to $47 for the same period in 2011. Gross profit on revenues was $177 compared with $43 in 2011. Revenue remains limited as Medicsight awaits commercial development in the U.S.

•	Operating expenses decreased to $854 compared to $2,638 in 2011.

•	Net loss attributable to MGT Capital Investments, Inc. decreased to $470 and resulted in a loss per share of $0.22 compared to a net loss of $1,492 and net loss per share of $1.27 in 2011.

  Critical accounting policies and estimates

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Certain accounting policies have a significant impact on amounts reported in the financial statements.  A summary of those significant accounting policies can be found in Note 2 to the Company’s financial statements contained in the 2011, Annual Report on Form 10-K and Part I (Note 2) contained in the 2012, Quarterly Report on Form 10-Q.

Results of Operations

Three months ended March 31, 2012 and March 31, 2011

Revenue and gross margin

The Company generated revenues of $213 and gross margin of $177 for the three months ended March 31, 2012, compared to $47 and $43 for the same period in 2010.

In the three months ended March 31, 2012, Medicsight sold CAD licenses primarily in Europe where it has regulatory approvals. Sales of our CAD products increased to $123 compared to $47 for the same period last year.

In the three months ended March 31, 2012, additional revenue of $70 was recognized through MedicCO 2 LON administrative kit sales and $20 from other revenue, compared to $ nil and $ nil for the same period in 2011.

Operating expenses

Our selling, general & administrative expenses were reduced to $813 in 2012, compared to $2,198 for the period ending March 31, 2011. Management substantially reduced headcount and streamlined operations in 2011. Several satellite offices and subsidiaries were closed and our London office relocated to a significantly smaller space. The majority of the impact of these decisions were reflected in the statement of operations for the three months ended 2012. The Company expects that SG&A costs will increase modestly for the remainder of 2012, as it pursues its acquisition strategy due primarily to higher professional fees.

Research and development costs decreased to $41 compared to $440 in 2011, primarily due to the reduction of headcount and associated overhead.

Interest and other income/(expense) was $(2) for the three months ended March 31, 2012, as a result of Medicsight’s lower cash balances versus $21 for the period ending March 31, 2011.

Operational currency

The Company’s main operating currency is UK sterling (£). Medicsight’s results of operations are affected by changes in the $: £ rates used to translate the operational results. For the three months ended March 31, 2012 and March 31, 2011, the average rate was $1.5855: £1.00 and $1.5430 respectively, a decrease of 3% in the value of the dollar against sterling.

Other investments

Moneygate Group Limited:

In Fiscal 2009, we purchased 49% of the share capital of Moneygate Group Limited (“Moneygate”), which was accounted for under the equity method. In March 2011, we sold our entire interest in Moneygate to Committed Capital Nominees Limited for total consideration of £250 ($401), resulting in a gain on sale of £51 ($81).

Medicsight:

On February 10, 2011, the Company announced its decision to explore all alternatives with respect to maximizing the value of its holding in Medicsight; this analysis is on-going.  Our consolidated financial statements include the results and financial condition of our subsidiary, Medicsight.

Medicsight was previously listed on the AIM Market of the London Stock Exchange through September 22, 2011, when its shares were cancelled based on a duly passed shareholder resolution and Medicsight became private.

On March 26, 2012, at Medicsight’s General Meeting, stockholders approved a resolution to Reverse Split the Company’s existing ordinary shares of £0.05 par value per share into 1 new ordinary share of £16,250 par value per share (the “New Ordinary Shares”) and for MGT to acquire all New Ordinary Shares representing the fractions of shares left over following the Reverse Split.

The exchange ratio for the Reverse Split was 1-for-325,000. As a result of the Reverse Split, stockholders holding fewer than 325,000 shares were cancelled and not entitled to a cash payment for fractional shares. As of March 31, 2012, MGT holds 318 shares (66.5%) of the 478 issued share capital of Medicsight.  Medicsight was previously listed on the AIM market of the London Stock Exchange until September 2011, when its shares were cancelled based upon a duly passed shareholder resolution and Medicsight became private. All share amounts have been retrospectively adjusted for all periods presented to give effect to the Reverse Split.

Liquidity and Capital Resources

Working Capital information

	March 31, 2012	December 31, 2011
Working capital summary
Cash and cash equivalents	$3,342	$3,704
Current assets	3,671	4,204
Current liabilities	(700)	(786)
Working capital surplus	$2,971	$3,418

	Three month ended March 31,
	2012	2011
Cash flow summary
Cash (used in) provided by
Operating activities	$(415)	$(2,864)
Investing activities	(10)	1,871
Financing activities	(5)	—
Effects of exchange rates on cash and cash equivalents	68	392
Net decrease in cash and cash equivalents	$(362)	$(601)

On March 31, 2012, Medicsight’s and MGT’s cash and cash equivalents were $3,021 and $321, respectively. The Company continues to exercise discipline with respect to current expense levels, as revenues remain limited.

On April 12, 2011, the Company entered into an Agreement with Laddcap, a related party, for up to $500 for a fifteen month term. The Agreement encompasses a standby commitment fee of two (2%) percent of the maximum loan amount along with an eight (8%) percent interest charge on any funds drawn. No amounts have been drawn down against the facility on the date of the filing of the Company’s Form 10-Q for the quarterly period ended March 31, 2012.

On December 27, 2011, the Company raised approximately $639 net of associated costs of $142, in a direct rights offering to its shareholders. All 937,214 (post-split) shares subject to the subscription rights were sold pursuant to the Basic Subscription Privilege and the Oversubscription Privilege described in the Prospectus, as filed with the Commission on November 22, 2011.

Risks and uncertainties related to our future capital requirements

To date we have primarily financed our operations through private placements of equity securities.  To the extent that additional capital is raised through the sale of equity or equity-related securities of the Company or its subsidiaries, the issuance of such securities could result in dilution to our stockholders.

No assurance can be given, however, that we will have access to the capital markets in the future, or that financing will be available on acceptable terms, if at all, to satisfy our cash requirements to implement our business strategies.

If we are unable to access the capital markets or obtain acceptable financing, our results of operations and financial conditions could be materially and adversely affected.  We may be required to raise substantial additional funds through other means.

Commercial results have been limited and we have not generated significant revenues.  We cannot assure our stockholders that our revenues will be sufficient to fund our operations.

If adequate funds are not available to us, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish.

Currently the Company anticipates it has sufficient cash on hand to continue operations at least through May 2013, at which point the Company may need to seek additional sources of financing. There is no guarantee that additional sources of financing will be available or on terms acceptable to the Company, if at all.

Operating Activities

Our cash and cash equivalents have decreased during 2012, predominantly because of the $(415) used in operating activities.  Our net cash used in operating activities differs from net loss predominantly because of various non-cash adjustments such as depreciation, stock-based compensation and movements in working capital.

Investing Activities

Investment in Medicexchange

MGT received the final payment of £244 ($370) on March 25, 2011, for the sale of Medicexchange and other assets.

Investment in Moneygate

In Fiscal 2009, we purchased 49% of the share capital of Moneygate Group Limited (“Moneygate”), which was accounted for under the equity method. In March 2011, we sold our entire interest in Moneygate to Committed Capital Nominees Limited for total consideration of £250 ($401), resulting in a gain on sale of £51 ($81).

Loan Receivable from Dunamis Capital

On September 6, 2010, Medicsight made a short-term loan of $1,100 (£711) to Dunamis repayable by December 31, 2010, along with $36 (£23) of interest.  Dunamis paid back the principal of $1,100 (£711) and interest of $48 (£31) on February 6, 2011 and February 10, 2011, respectively.  Dunamis had provided the assets of the business as collateral against the loan made by Medicsight. Dunamis was considered a related party, as two former directors of Medicsight were also directors of Dunamis Capital (see note 11).

Commitments

 In 2006, we executed a 10-year agreement with Pirbright Holdings Limited, to lease office space in London, United Kingdom.  Under this lease agreement, the property rent, services and related costs were approximately £330 ($516) per annum, paid quarterly in advance. The Company exercised its right to terminate the lease upon completion of the fifth year (August 2011) and has found an alternative UK office location with no long-term lease commitment.  This commitment is on a month-to-month basis and began on August 1, 2011, with total monthly rental payments of £8 ($13) along with a rental deposit of £16 ($25). In February, 2012, the Company moved to a smaller office in the same location with month-to-month rental payments of £2 ($4) and a rental deposit of £4 ($6). As such minimum rental payments subsequent to this date have not been included in the schedule below.

In September 2011, the Company entered into a 39 month lease agreement for office space located in Harrison, New York, United States terminating on November 30, 2014.  Under the agreement our total rental payments over the 39 month lease period are $240, inclusive of three months of free rent and a refundable rental deposit of $39.

A satellite office in Tokyo, Japan was closed in January 2012, and the rental deposit of $128 was returned.

 In January 2012, the Company entered into a two year employment agreement with an employee at a base salary of $10,000 per month, with potential bonus payments as outlined in the agreement. This agreement provides for a maximum severance period of 12 months in the event of termination without cause as defined in the agreement.

On March 12, 2012, the Company entered into a one year financial advisory and consulting agreement with a national investment banking firm. The agreement can be canceled with two weeks written notice, three months from the date of the agreement. Under the agreement our total payments over the twelve month period are $60.

The following table analyzes our contractual obligations:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years
Obligations	$229	$95	$134	$—

Total	$229	$95	$134	$—

Recent accounting pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05 which provides new guidance on the presentation of comprehensive income. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and instead requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This guidance is effective for fiscal years, and interim period within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of this ASU only requires a change in the format of the current presentation. The Company adopted this guidance on January 1, 2012, and its adoption did not significantly impact the Company’s condensed consolidated financial statements.

Item 3.     Quantitative and qualitative disclosures about market risk

Not applicable.

Item 4.       Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2012 (the end of the period covered by this Quarterly Report on Form 10-Q), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.           Legal proceedings

None.

Item 1A.         Risk factors

The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” on pages 8 through 12 of the Company’s 2011 Annual Report on Form 10-K. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

Current deficiency in the Listing Standards of the NYSE Amex Market.

The staff of NYSE-Amex LLC (the “Exchange”) has notified the Company that it is not in compliance with the following Exchange continued listing standards:  Section 1003(a)(i) of the Company Guide, resulting from stockholders' equity on March 31, 2011, of less than $2.0 million and losses from continuing operations and/or net losses in two of its three most recent fiscal years; Section 1003(a)(ii) of the Company Guide with stockholders' equity of less than $4.0 million and losses from continuing operations and/or net losses in three of its four most recent fiscal years; and Section 1003(a)(iii) with stockholders' equity of less than $6.0 million and losses from continuing operations and/or net losses in its five most recent fiscal years.

On August 23, 2011, the Exchange accepted the Company’s plan of compliance submitted to the Exchange in response to the deficiency letter. The Exchange granted the Company an extension until December 8, 2012, to regain compliance with Sections 1003(a) (i)-(iii) of the Exchange’s Company Guide. The Company would have the right to appeal any such determination. However, there is no assurance of success throughout this process.

The Exchange further notified the Company that its common stock had fallen to a low trading price for a significant period of time and that the Company was therefore not in compliance with Section 1003 (f)(v) of the Company Guide. The Exchange noted that the Company could regain compliance by effectuating a reverse-split of its common stock prior to February 23, 2012. On February 17, 2012, the Company received notice from the staff of the Exchange that the Company was granted an extension until March 31, 2012, to comply with Section 1003 (f)(v) of the Exchange’s Company Guide. The Company’s shareholders approved a reverse/forward split of its common stock at a special meeting of the stockholders held on March 20, 2012. The Company was notified by the Exchange on April 13, 2012, that the Section 1003 (f) (v) low price deficiency was resolved.

On January 3, 2012, the Company was notified that it is not in noncompliance with Section 704 of the Company Guide in that it failed to hold an annual meeting of its stockholders during 2011 for the fiscal year ended December 31, 2010. The Company's plan of compliance detailing actions which it had taken, or intended to take, to regain compliance with the continued listing standards was accepted by the Exchange via letter dated January 26, 2012, granting the Company until July 3, 2012, to regain compliance with Section 704 of the Exchange’s Company Guide. On April 30, 2012, the Company filed a preliminary proxy statement on Schedule 14A with the Commission in connection with the Company’s annual meeting to be held on May 30, 2012. The record date for the annual meeting was set as April 24, 2012. Upon holding the meeting, this deficiency will be resolved.

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

In the three months ended March 31, 2012, no shares of common stock were issued.

Item 3.            Defaults upon senior securities

None.

Item 4.           Mine Safety Disclosures

Not Applicable.

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
May 14, 2012

	By:	/s/ ROBERT B. LADD
Robert B. Ladd
Chief Executive Officer (Principal Executive Officer)
May 14, 2012

	By:	/s/ ROBERT P. TRAVERSA
Robert P. Traversa
Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

