Form 10-Q
period 2012-06-30
MGT CAPITAL INVESTMENTS INC
filed 2012-08-14
CIK 1001601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 0-26886

MGT CAPITAL INVESTMENTS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-4148725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Mamaroneck Avenue, Suite 204,
Harrison, NY 10528

(Address of principal executive offices)

914-630-7431

(Registrant’s telephone number, including area code)

Indicate by check whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 14, 2012 the registrant had outstanding 2,445,187 shares of common stock, $0.001 par value.

All financial amounts are in thousands except share and per share data.

Item 1. Financial Statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$5,658	$3,704
Accounts receivable	14	84
Prepaid expenses and other current assets	75	327
Inventories	56	89
Total current assets	5,803	4,204
Non-current assets:
Property and equipment, at cost, net	26	28
Deferred financing costs, net	555	—
Intangible assets, net of accumulated amortization of $17	1,802	—
Security deposits	53	201
Total assets	$8,239	$4,433
Liabilities
Current liabilities:
Accounts payable	$287	$213
Accrued expenses	512	502
Accrued stock-based compensation	512	—
Other payables	32	71
Total current liabilities	1,343	786
Non-current liabilities
Convertible note, net of discount of $957	2,543	—
Total liabilities	3,886	786
Stockholders' deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2012.	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 2,105,187 and 2,108,187 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively.	2	2
Additional paid in capital	287,344	283,240
Accumulated other comprehensive loss	(5,831)	(4,861)
Accumulated deficit	(281,523)	(280,027)
Total stockholder's deficit	(8)	(1,646)
Non-controlling interests	4,361	5,293
Total equity	4,353	3,647
Total stockholders' equity, liabilities and non-controlling interest	$8,239	$4,433

*	Derived from audited financial information

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,
	2012	2011
Revenues
Software and devices	$13	$217
Services – consulting	43	—
	56	217
Cost of revenues
Software and devices	—	96
Services – consulting	63	—
	63	96
Gross (loss)/profit	(7)	121
Operating expenses
Selling, general and administrative	1,091	2,214
Research and development	32	324
	1,123	2,538
Operating loss	(1,130)	(2,417)
Other non-operating income/(expense)
Interest and other (expense)/income	(23)	11
Amortization of debt discount and deferred financing costs	(76)	—
	(99)	11
Net loss before income taxes and non-controlling interest	(1,229)	(2,406)
Income tax benefit	—	51
Net loss before non-controlling interest	(1,229)	(2,355)
Net loss attributable to non-controlling interest	203	905
Net loss attributable to MGT Capital Investments, Inc.	$(1,026)	$(1,450)
Net loss as reported	$(1,229)	$(2,355)
Other comprehensive loss
Unrealized foreign exchange (loss)/gain	(4)	54
Comprehensive loss	(1,233)	(2,301)
Comprehensive loss attributable to non-controlling interest	204	888
Comprehensive loss attributable to MGT Capital Investments, Inc.	$(1,029)	$(1,413)
Per share data:
Basic and diluted loss per share	$(0.49)	$(1.24)
Weighted average number of common shares outstanding	2,105,187	1,171,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Six months ended June 30,
	2012	2011
Revenues
Software and devices	$206	$264
Services – consulting	63	—
	269	264
Cost of revenues
Software and devices	36	100
Services – consulting	63	—
	99	100
Gross profit	170	164
Operating expenses
Selling, general and administrative	1,904	4,412
Research and development	73	764
	1,977	5,176
Operating loss	(1,807)	(5,012)
Other non-operating income/(expense)
Interest and other (expense)/income	(25)	32
Amortization of debt discount and deferred financing costs	(76)	—
Gain on sale of Moneygate	—	81
	(101)	113
Net loss before income taxes and non-controlling interest	(1,908)	(4,899)
Income tax benefit	—	51
Net loss before non-controlling interest	(1,908)	(4,848)
Net loss attributable to non-controlling interest	412	1,906
Net loss attributable to MGT Capital Investments, Inc.	$(1,496)	$(2,942)
Net loss as reported	$(1,908)	$(4,848)
Other comprehensive loss
Unrealized foreign exchange gains	68	404
Comprehensive loss	(1,840)	(4,444)
Comprehensive loss attributable to non-controlling interest	380	1,742
Comprehensive loss attributable to MGT Capital Investments, Inc.	$(1,460)	$(2,702)
Per share data:
Basic and diluted loss per share	$(0.71)	$(2.51)
Weighted average number of common shares outstanding	2,106,763	1,171,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)/EQUITY
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated comprehensive income (loss)	Accumulated defecit	Total shareholders' equity	Non- controlling interests	Total equity
	Shares	Amounts	Shares	Amounts
Balance, January 1, 2012	—	$—	2,109	$2	$283,240	$(4,861)	$(280,027)	$(1,646)	$5,293	$3,647
Cash in lieu of fractional shares for MGT reverse/ forward split	—	—	(4)	—	(5)			(5)		(5)
Acquisition of subsidiary shares from non-controlling interest	—	—	—	—	2,392	(1,006)	—	1,386	(1,386)	—
Non-controlling Share of MGT Gaming, Inc.	—	—	—	—	—	—	—	—	819	819
Stock-based compensation	—	—	—	—	17	—	—	17	15	32
Warrants issued in connection with acquisition of intangible assets	—	—	—	—	800	—	—	800	—	800
Warrants issued in connection with issuance of convertible note, net of issuance costs of $100	—	—	—	—	400	—	—	400	—	400
Beneficial conversion feature on convertible note					500			500	—	500
Net loss for the period	—	—	—	—	—	—	(1,496)	(1,496)	(412)	(1,908)
Translation adjustment	—	—	—	—	—	36	—	36	32	68
Balance, June 30, 2012	—	$—	2,105	$2	$287,344	$(5,831)	$(281,523)	$(8)	$4,361	$4,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss before non-controlling interest	$(1,908)	$(4,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15	42
Amortization of intangible assets	17	—
Amortization of convertible note discount	43	—
Amortization of deferred financing costs	33	—
Stock-based compensation expense	229	191
Loss on disposal of property and equipment	2	—
Assignment of Medicsight's stock	—	(4)
Gain on sale of loan receivable – related party	—	(81)
(Increase)/decrease in assets
Accounts receivable	72	(176)
Other receivables – related party	—	47
Proceeds from release of security deposits	140	—
Prepaid expenses and other current assets	241	(337)
Inventory	36	—
Increase/(decrease) in liabilities
Accounts payable	71	197
Accrued expenses	(5)	(154)
Other payables	(23)	—
Net cash used in operating activities	(1,037)	(5,123)
Cash flows from investing activities:
Purchase of property and equipment	(12)	—
Purchase of intangible asset	(200)	—
Repayment of Dunamis loan	—	1,100
Receipts from sale of Moneygate	—	401
Receipts of deferred consideration for sale of assets	—	370
Receipts from sale of Medicsight's stock	—	110
Net cash (used in)/provided by investing activities	(212)	1,981
Cash flows from financing activities:
Cash paid in lieu of fractional shares in reverse/forward split	(5)	—
Proceeds from issuance of convertible note	3,500	—
Payments for convertible note issuance costs	(372)	—
Net cash provided by financing activities	3,123	—
Effects of exchange rates on cash and cash equivalents	80	412
Net change in cash and cash equivalents	1,954	(2,730)
Cash and cash equivalents, beginning of period	3,704	8,434
Cash and cash equivalents, end of period	$5,658	$5,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2012	2011
Supplemental non-cash disclosures (investing and financing activities):
Stock issued for services in connection with issuance of convertible note	$315	$—
Warrants issued in connection with acquisition of intangible assets	800	—
Warrants issued in connection with issuance of convertible note	500	—
Beneficial conversion on convertible note	500	—
Intangible asset contributed by non-controlling interest	819	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share amounts)

Note 1: Organization, basis of presentation and liquidity

The accompanying unaudited condensed consolidated financial statements of MGT Capital Investments, Inc. (“MGT”, “the Company”, “the Group”, “we”, “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been included. Operating results for the six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated. U.S. Dollars are denoted herein by “USD” and the UK Pound Sterling is denoted herein by “£” or “GBP.”

We have a wholly-owned subsidiary MGT Capital Investments (UK) Limited and a majority-owned subsidiary MGT Gaming, Inc. (“MGT Gaming”), a company in which we acquired a majority interest on June 1, 2012. In addition, we also have a majority interest in Medicsight Ltd., including its wholly-owned subsidiaries (“Medicsight”).

•	MGT Gaming holds certain intellectual property patents focused in the casino gaming sector. The Company holds 55% of the issued share capital of MGT Gaming. MGT Gaming is privately held by MGT and J&S Gaming, Inc.
•	Medicsight is a medical technology company focusing on medical imaging software development and medical hardware devices. The Company developed and is commercializing Computer-Aided Detection (“CAD”) applications that analyze Computer Tomography (“CT”) scans to assist radiologists in the early detection and measurement of colorectal polyps. The CAD software received a CE Mark in 2009, which allows for sales in the European Union. In 2011, Medicsight’s software also received clearance from the U.S. Food and Drug Administration. Revenue is presently limited as Medicsight attempts to commercialize its recent U.S. approval. The Company has also developed an automated CO2 medical inflation device and associated disposable tubing (MedicCO2LON) that is being commercialized via a global distributor. The Company continues to explore all strategic alternatives with respect to its majority interest in Medicsight Limited, including sale or license of its global patent portfolio. As of June 30, 2012, the Company holds 318 shares (66.5%) of the 478 issued share capital of Medicsight. Medicsight was previously listed on the AIM market of the London Stock Exchange until September 2011, when its shares were cancelled based upon a duly passed shareholder resolution and Medicsight became private.
•	On March 21, 2012, MGT affected a reverse split, immediately followed by a forward split. At our March 20, 2012 Special Meeting of Stockholders, the Company’s stockholders approved the proposal to amend the Company’s Certificate of Incorporation to effect a Reverse/Forward Split of the Company’s Common Stock, $0.01 par value per share at an exchange ratio of 1 for 500 shares of the Company’s outstanding Common Stock, immediately followed by a forward split of the Company’s outstanding Common Stock, at an exchange ratio of 15 for 1 shares of the Company’s outstanding Common Stock. The amendment did not change the par value per share or the number of authorized shares of Common Stock. As a result of the Reverse Split, stockholders holding fewer than 500 shares of Common Stock, at the time of the reversal, received a cash payment instead of fractional shares and no longer had an interest in the Company. All Share and per share amounts have been retrospectively adjusted for all periods presented to give effect to the Reverse/Forward Split.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share amounts)

Note 1: Organization, basis of presentation and liquidity  – (continued)

•	On March 26, 2012, at Medicsight’s General Meeting, stockholders approved a resolution to Reverse Split the Company’s existing ordinary shares of £0.05 par value per share into 1 new ordinary share of £16,250 par value per share and for MGT to acquire all New Ordinary Shares representing the fractions of shares left over following the Reverse Split. The exchange ratio for the Reverse Split was 1 for 325,000. As a result of the Reverse Split, stockholders holding fewer than 325,000 shares were cancelled and not entitled to a cash payment for fractional shares.

The Company has incurred significant operating losses since inception and continues to generate losses from operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $281,523 at June 30, 2012. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products the Company develops and markets will be accepted by consumers.

At June 30, 2012, MGT’s and Medicsight’s cash and cash equivalents were $3,223 and $2,435, respectively. Management believes that the current level of working capital will be sufficient to allow the Company to maintain its operations into September 2013.

Note 2: Summary of significant accounting policies

Principles of consolidation

The condensed consolidated financial statements include the accounts of our Company plus wholly-owned subsidiaries and our majority owned subsidiaries, Medicsight and MGT Gaming. The functional currency of Medicsight is its local currency, GBP. All intercompany transactions and balances have been eliminated. All foreign currency translation gains and losses arising on consolidation were recorded in stockholders’ equity as a component of accumulated other comprehensive income/(loss). Non-controlling interest represents the minority equity investment in any of the MGT group of companies, plus the minorities’ share of the net operating result and other components of equity relating to the non-controlling interest.

Use of estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers investments with original maturities of three months or less to be cash equivalents.

Revenue Recognition

Medicsight

The Company recognizes revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement and that the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is probable.

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

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share amounts)

Note 2: Summary of significant accounting policies  – (continued)

The Company licenses software and sells maintenance contracts through visualization solution partners and original equipment manufacturers. The Company receives regular sales reporting detailing the number of licenses sold by original equipment manufacturers, value-added resellers and independent distributors (collectively, “Resellers”) to end users. The Company generally offers terms that require payment 30 – 45 days from invoicing. Provided the Reseller: (i) assumes all risk of the purchase, (ii) has the ability and obligation to pay regardless of receiving payment from the end user, and (iii) all other revenue recognition criteria are met, license revenue from Resellers is recognized upon shipment of its product to vendors (“sell-in basis”).

Revenue from license fees is recognized when notification of shipment to the end user has occurred, there are no significant Company obligations with regard to implementation and the Company’s services are not considered essential to the functionality of other elements of the arrangement.

Maintenance — Revenue from maintenance and support arrangements is deferred and recognized ratably over the term of the maintenance and support arrangements.

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

Hardware — Revenue is derived from the sale of our MedicCO2LON product. This product is an automated CO2 insufflation device, and is generally sold as part of an arrangement that includes a one-year warranty. The risk of incurring warranty related expense is mitigated by the warranty contractually agreed with the supplier. The Company reviews the risk of warranty liabilities on a regular basis, and makes any and all appropriate provisions accordingly. At the present time, the Company feels that the warranty liability is insignificant and has therefore not made any provision.

MedicCO2LON is sold exclusively through our distribution partner Medrad, Inc. Revenue is recognized as orders are satisfied and goods are delivered to our distribution partner. The Company generally offers terms which require payments within 30 – 45 days from invoicing.

Services-consulting — Consulting revenue is earned over the period in which the Company provides the related services. The Company recognizes consulting revenue as it meets the terms of the underlying contract on the terms of the agreement.

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

Note 2: Summary of significant accounting policies  – (continued)

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

Foreign currency translation

Prior to June 30, 2012, the accounts of the Company were maintained using GBP as the functional currency. Assets and liabilities were translated into U.S. dollars at period-end exchange rates, and income and expense accounts were translated at average monthly exchange rates. Net gains and losses from foreign currency translations were excluded from operating results and were accumulated as a separate component of stockholders’ equity. Gains and losses on foreign currency transactions are reflected in selling, general and administrative expenses in the income statement.

Effective June 30, 2012, in connection with the closing of the Medicsight UK office at quarter end June 2012 and the final transfer of all operations to the U.S., along with MGT’s proceeds from the sale of

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share amounts)

Note 2: Summary of significant accounting policies  – (continued)

$3.5 million of convertible notes on June 1, 2012, the Company reassessed the functional currency designation and as a result of the aforementioned activities, determined to prospectively change the functional currency from the previous local currency, GBP to the U.S. dollar ($). Under ASC 830-10 when the functional currency changes from a foreign currency to the reporting currency translation adjustments for prior periods shall remain in accumulated other comprehensive income/(loss) and the translated amounts for non-monetary assets at the end of the prior period become the accounting basis for those assets in the period of the change and the subsequent periods.

Convertible instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”. Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule, when the host instrument is deemed to be conventional as that term is described under applicable GAAP.

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized using the effective interest method over the term of the related debt to their stated date of redemption.

Income taxes

The Company applies the elements of FASB ASC 740-10 “Income Taxes — overall” regarding accounting for uncertainty in income taxes. This clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of June 30, 2012 and December 31, 2011, the Company did not have any unrecognized tax benefits. The Company does not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Consolidated Statements of Operations. There was no interest and penalties for the six months ended June 30, 2012 and 2011. Tax years beginning in 2009 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share amounts)

Note 2: Summary of significant accounting policies  – (continued)

Loss per share

Basic loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing the net loss attributable to common shareholders by the sum of the weighted average number of common shares outstanding plus dilutive shares.

The computation of diluted loss per share for the six months ended June 30, 2012, and 2011, excludes all options at our Medicsight subsidiary as they are anti-dilutive. For the six months ended June 30, 2012, there were 6 options excluded with a weighted average exercise price of $46,326 per share. For the six months ended June 30, 2011, there were 31 options excluded with a weighted average exercise price of $78,000 per share. The convertible Note is also excluded from dilutive loss per share, since its inclusion would be anti-dilutive due to the net loss.

Comprehensive income/(loss)

Comprehensive income/(loss) includes net income/(loss) and items defined as other comprehensive income/(loss). Items defined as other comprehensive income/(loss), include foreign currency translation adjustments and are separately classified in the consolidated financial statements. Such items are reported in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is composed of the chief executive officer, chief financial officer and members of senior management. We operate in three operational segments, Medicsight Software/Devices, Medicsight Services and MGT Gaming. Certain corporate expenses are not allocated to segments. Medicsight services and MGT Gaming are new segments for the current quarter.

Deferred Financing Costs

In conjunction with the issuance of Senior Secured Convertible Notes on June 1, 2012, (as described in Note 9 to the Condensed Consolidated Financial Statements), the Company incurred certain financing costs, including the issuance of Common Stock. The Company accounts for deferred financing costs in accordance with ASC Topic 470, Debt (“ASC 470”). Deferred financing costs are amortized through periodic charges to other non-operating expenses over the 18 months term of the related financial instrument using the effective interest method.

Intangible assets

Estimates of future cash flows and timing of events for evaluating long-lived assets for impairment are based upon management’s judgment. If any of our intangible or long-lived assets are considered to be impaired, the amount of impairment to be recognized is the excess of the carrying amount of the assets over its fair value. Applicable long-lived assets are amortized or depreciated over the shorter of their estimated useful lives, the estimated period that the assets will generate revenue, or the statutory or contractual term in the case of patents. Estimates of useful lives and periods of expected revenue generation are reviewed periodically for appropriateness and are based upon management’s judgment. Goodwill and other assets are not amortized.

Amortization expense was $17 for the three and six months ended June 30, 2012, respectively. Based on the Company’s amortizable intangible assets as of June 30, 2012, amortization expense is expected to be approximately $102 for the remainder of 2012 and be approximately $204 for each of the next five fiscal years.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share amounts)

Note 2: Summary of significant accounting policies  – (continued)

Beneficial conversion features

From time to time, the Company may issue convertible notes that may have conversion prices that create an embedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of any attached equity instruments, if any related equity instruments were granted with the debt. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid-in-capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

Note 3: Divestment of investments

On March 31, 2010, the Company sold its stock in Medicexchange and various non-core investments for consideration of £750 ($1,136). This consideration was deferred and was paid in installments, with the final installment of £244 ($370) paid in March 2011.

In Fiscal 2009, we purchased 49% of the share capital of Moneygate Group Limited (“Moneygate”), which was accounted for under the equity method. In March 2011, we sold our entire interest in Moneygate for total consideration of £250 ($401), resulting in a gain on sale of £51 ($81).

Note 4: Cash and cash equivalents

We invest our cash in short-term deposits with major banks. As of June 30, 2012, we held $5,658 of cash and cash equivalents.

Cash and cash equivalents consist of cash and temporary investments with original maturities of 90 days or less when purchased.

Concentrations

We maintain cash and cash equivalents with certain major financial institutions, in the US, Europe and the UK. As of June 30, 2012, our cash balance was $5,658. Of the total cash balance, $3,271 was covered by federal depository insurance in the US and $2,387 was uninsured in foreign institutions.

Note 5: Loans receivable — related party

Dunamis Capital

On September 6, 2010, Medicsight made a short-term loan of $1,100 (£711) to Dunamis Capital (“Dunamis”) repayable by December 31, 2010, along with $36 (£23) of interest. Dunamis paid back the principal of $1,100 (£711) and interest of $48 (£31) on February 6, 2011 and February 10, 2011 respectively. Dunamis had provided the assets of the business as collateral against the loan made by Medicsight. Dunamis was considered a related party, as two former directors of Medicsight were also directors of Dunamis Capital (Note 13).

Note 6: Inventory

At June 30, 2012 and December 31, 2011, MedicCO2LON Limited, a subsidiary of Medicsight, held finished goods inventory comprised of insufflation devices and administration kits totaling $56 and $89, respectively.

Note 7: Intellectual property

On May 11, 2012, the Company entered into a Contribution and Sale Agreement (the “Sale Agreement”) with J&S Gaming, Inc. (“J&S”), and MGT Gaming, Inc. (“MGT Gaming”) for the acquisition of U.S. Patent #7,892,088, entitled “Gaming Device Having a Second Separate Bonusing Event” (“The Patent”). All terms

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share amounts)

Note 7: Intellectual property  – (continued)

of the Sale Agreement were filed in an 8-K on May 16, 2012. The patent acquired was recorded at its estimated fair value of $1,819 at the date of acquisition.

The intellectual property is subject to amortization and will be expensed using the straight-line method, over nine years, the remaining life of the patent. Amortization expense was $17 for both the three and six months ended June 30, 2012. The Company’s future amortization expense for this intangible asset is expected to be approximately $102 for the remainder of 2012 and be approximately $204 for each of the next five fiscal years.

Pursuant to the Sale Agreement, (i) J&S sold certain patents to MGT Gaming in exchange for 1,000 shares (constituting 100% ownership) of MGT Gaming Common Stock, par value $0.001; (ii) the Company purchased from J&S 550 MGT Gaming Shares constituting 55% ownership in exchange for $200 cash and a four (4) year warrant to purchase 350,000 shares of the Company’s common stock at an exercise price of $4.00 per share, subject to certain anti-dilution provisions (the “Warrants”); (iii) the Company and J&S agreed to grant rights of first refusal, “tag-along” and “drag-along” rights to one another with respect to their respective MGT Gaming Shares. As a result of an anti-dilution provision in the warrants, with respect to future stock or option grants to officers, the Company anticipates issuing 50,000 additional Warrants to J&S over the next 12 months. These additional warrants were included in the calculation of purchase price for the intellectual property acquisition. The fair value of the 400,000 warrants was determined to be $800 as of June 1, 2012, the warrant issuance date.

The warrants were fair-valued as of the issuance date of June 1, 2012 at $800 based upon the following Black-Scholes pricing model (“BSM”) assumptions; risk free rate 0.80%; expected term four (4) years; annual volatility 75.0%; exercise price $4.00; as the underlying shares had not yet been registered at the issuance date, the market price at June 1, 2012 was discounted by approximately 11% for options pricing purposes.

For purposes of determining expected volatility, since the Company does not have representative historical data to determine volatility based upon its own information, the Company used significant judgment to identify a peer group and determine the appropriate weighting in order to estimate the volatility rate for use in the BSM. The risk-free rate for the period coincides with the expected life of the warrants and is based on the U.S. Treasury Department yield curve in effect at time of closing.

ASC 350 “Intangible Assets”, establishes Accounting and Measurement guidance for the acquisition of the intellectual property asset from J&S. The Company determined that the consideration given for 55% of the patent was the best indication of the fair value of the patent, as such, the 45% of the patent contributed by the non-controlling shareholders is valued at $819.

The fair value was determined as follows:

Cash	$200
Fair value of warrants issued	800
Fair value of intangible asset contributed by non-controlling interest	819
Total	$1,819

Additionally, the Company has the right to purchase an additional 250 MGT Gaming Shares from J&S in exchange for a cash payment of $1,000 and a four (4) year warrant to purchase 250,000 shares of the Company’s common stock for an exercise price of the lower of (i) $6.00 per share and (ii) 110% of the closing price of the common stock on the date of issuance. This option expires on August 31, 2012 due to the qualified financing, as defined in the Agreement that the Company entered into with Hudson Bay Fund Ltd. Due to the high exercise price of this option and its very short term nature its fair value was determined to be de minimis.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share amounts)

Note 8: Line of credit facility

On April 12, 2011, the Company entered into an Agreement with Laddcap for up to $500 for a fifteen-month term. The Agreement encompasses a standby commitment fee of two (2%) percent of the maximum loan amount along with an eight (8%) percent interest charge on any funds drawn. The Company has fully accrued the commitment fee of $10 and expensed $4 associated with the facility for the six months ended June 30, 2012. Laddcap is a related party as the Managing Partner and beneficial owner of LaddCap is a 10% plus shareholder and President and Chief Executive Officer of MGT. The Agreement expired in July 2012, and has not been renewed. No amounts have been drawn down against the facility as of the date of the filing of the Company’s Form 10-Q for the quarterly period ended June 30, 2012.

Note 9: Convertible note and warrants

On May 24, 2012, the Company entered into a securities purchase agreement (the “SPA”) with Hudson Bay Fund Ltd. (the “Investor”). The SPA provided for the purchase of an 18 month promissory note with an interest rate of 8% (the “Senior Secured Convertible Note” or the “Note”) convertible into up to 1,166,667 shares of Company Common Stock at a conversion price of $3.00 per share and a warrant (the “Hudson Bay Warrant” or the “HB Warrant”) to purchase up to 875,000 shares of Common Stock at an exercise price of $3.00 per share for proceeds of $3,500 (the “Hudson Bay Transaction”). The Note is convertible at the option of the holder at a conversion price of $3.00 per share and the Company can require conversion into Company Common Stock if the Weighted Average Price of the Common Stock equals or exceeds 200% of the conversion price for no less than twenty (20) Trading Days during any thirty (30) consecutive Trading Day period occurring following the issuance date, subject to a 9.99% beneficial ownership ceiling for Investor’s ownership of Company Common Stock at any one time. The Note is also redeemable by the Company from and after the seven (7) month anniversary of the issuance date, subject to certain equity conditions, in cash at a price equal to the greater of (i) 125% of the Conversion Amount to be redeemed and (ii) the product of (A) the Conversion Amount being redeemed multiplied by (B) the quotient determined by dividing (x) the greatest Closing Sale Price of the shares of Common Stock during the period beginning on the date immediately preceding the date of notice of redemption and ending on the date the redemption date, by (y) the lowest Conversion Price in effect during such period, as such terms are defined in the Note. The Conversion Price of the Note is subject to adjustment in case of a combination or subdivision of stock or in the event of the grant of rights with equity features. The HB Warrant is exercisable at the option of the holder at a $3.00 per share exercise price and the Company can require exercise if the Weighted Average Price of the Company’s Common Stock equals or exceeds 250% of the exercise price for no less than twenty (20) Trading Days during any thirty (30) consecutive Trading Day period occurring following the issuance date, as such terms are defined in the HB Warrant. The HB Warrant exercise price is subject to adjustment in the case of combination or subdivision of stock or in the event of the granting of any stock appreciation rights, phantom stock rights or other rights with equity features. The Note allows for payment of Common Stock in lieu of cash interest payments due pursuant to the Note. The Company obtained stockholder approval at a special meeting of the stockholders held on August 1, 2012 to issue up to 140,000 shares of Common Stock in satisfaction of interest due pursuant to the Note as well as 2,041,667 shares of Common Stock issuable pursuant to the Note and HB Warrant. In connection with the Hudson Bay Transaction, MGT agreed to issue 75,000 shares of Common Stock to Chardan Capital Markets, LLC (“Chardan”) and certain affiliates of Chardan in consideration of investment banking services rendered. Stockholder approval was also obtained on August 1, 2012 for the issuance of 75,000 shares of Common Stock to Chardan. The Hudson Bay Transaction required MGT and certain of its subsidiaries to provide all of its assets as collateral, to pledge the stock of its subsidiaries and certain of MGT’s affiliates to execute voting and lockup agreements. The proceeds of the Hudson Bay Transaction will be used by the Company for general working capital purposes.

The proceeds of the note were allocated between the HB Warrant and the Note based on their relative fair values.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share amounts)

Note 9: Convertible note and warrants  – (continued)

Senior Secured Convertible Note consists of the following as of:

	June 30, 2012	December 31, 2011
Senior secured convertible note	$3,500	$—
Less: unamortized debt discount	(957)	—
Convertible notes	$2,543	—

The conversion feature embedded in the Note was evaluated to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a free standing derivative. The Company determined that the conversion feature did not need to be bifurcated.

Financing and issuance costs totaling $688 were incurred in connection with the issuance of the Note and HB Warrants. These costs include legal and placement fees, including the issuance of 75,000 shares of restricted common stock. The stock was recorded at the fair market value of $315 at the date of closing, which was accrued for at June 30, 2012, and was subsequently issued on August 9, 2012. The total costs were allocated based on relative fair values to deferred financing costs in the amount of $588 and HB Warrant issuance costs of $100. Deferred financing costs are amortized through periodic charges to non-operating expense over the maximum term of the related instrument using the effective interest method. Amortization expense for the remainder of 2012 is anticipated to be $175, with the remaining costs being fully amortized in 2013.

The following sets forth the Company’s activity related to its Note during the three and six-months ended June 30, 2012 and 2011, respectively:

	Three and six months ended,
	June 30, 2012	June 30, 2011
Proceeds from issuance of convertible notes payable	$3,500	$—
Fair value of warrants recorded as corresponding debt discount	500	—
Beneficial conversion feature on convertible note	500	—
Amortization of debt discount	43	—
Interest expense	23	—
Amortization of deferred financing costs	33	—

We estimated the fair value of the HB Warrant as of the date of issuance, June 1, 2012, using a closed-formula option pricing method for barrier-type options that took into account the terms of the option rights of the holder and also the Company’s Mandatory Exercise Option, which is consistent with using a Monte Carlo option pricing method. The options pricing methods used the following input assumptions: expected stock price volatility 75.0%; warrant term five (5) years; risk-free rate of 0.80%; dividend yield 0.0%. As the trading volume of the Company’s publicly traded shares was approximately 30,000 per day and the issuable shares under the Note and HB warrant were over 2.0 million, and further because these issuable shares had not yet been registered for public sale at the issuance date, the price of the underlying shares was discounted approximately 30% for options pricing purposes. The fair value of the total HB warrants issued, given the terms of the HB Warrant agreement, was determined to be $500. The discount was recognized as an increase of additional paid-in capital and a discount to the convertible Note. The discount to the convertible Note payable is being amortized through periodic charges to other non-operating expense over the 18 month period from the date of issuance to the date the Note is due using the effective interest method.

A beneficial conversion feature of the Note was calculated to be $500 after adjusting the effective conversion price for the fair value of the HB Warrants issued.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share amounts)

Note 9: Convertible note and warrants  – (continued)

The estimates discussed above require us to make assumptions based on historical results, observance of trends in our stock price, future expectations and other relevant risk factors. If other assumptions had been used, the HB Warrant valuation as calculated and recorded under the accounting guidance could have been affected.

Volatility is a key factor in option pricing models. For purposes of determining expected volatility, the Company used significant judgment to identify a peer group. The historical volatility of the Company’s own common stock was not deemed pertinent to the estimate, because of the recent change in the Company’s operations and business plan. The risk-free rate for the period coincides with the expected life of the HB Warrants and is based on the U.S. Treasury Department yield curve in effect at time of closing.

Note 10: Non-controlling interest

The Company has the following non-controlling interests:

	MGT Gaming	Medicsight	Total
Non-controlling interest at January 1, 2011	$—	$5,293	$5,293
Non-controlling share of losses	(31)	(381)	(412)
Non-controlling share of capital	819	—	819
Non-controlling share of stock-based expense	—	15	15
Non-controlling share of other comprehensive loss	—	32	32
Share consolidation of Medicsight’s stock	—	(1,386)	(1,386)
Non-controlling interest at June 30, 2012	$788	$3,573	$4,361

The following schedule presents the effects of changes in MGT’s ownership interest in Medicsight on the equity attributable to MGT:

	Six months ended
	June 30, 2012	June 30, 2011
Net loss attributable to MGT Capital Investments, Inc.	$(1,496)	$(2,942)
Transfers (to) from the non-controlling interest:
Increase in MGT’s paid in capital from sale and assignment of Medicsight’s stock	—	21
Increase in MGT’s paid in capital from Medicsight Share Consolidation	2,392	—
Changes from the net loss attributable to MGT Capital Investments, Inc. and transfers from non-controlling interest	$896	$(2,921)

In January 2012, the Company purchased 1 share of Medicsight ordinary shares from a shareholder for consideration of $0.01.

On June 1, 2012 the Company purchased 550 shares in MGT Gaming (Note 7).

Note 11: Stock incentive plan and share-based compensation

Stock incentive plan

The Company’s board of directors established the 2012 Stock Incentive Plan (the “Plan”) on April 15, 2012, and the Company’s shareholders ratified the Plan at the annual meeting of the Company’s stockholders on May 30, 2012. 415,000 shares of Common Stock were reserved to grant Options, Stock Awards and Performance Shares (collectively the “Awards”) to “Participants” under the Plan. The Plan is administered by the board of directors or the Compensation Committee of the board of directors, which determines the

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share amounts)

Note 11: Stock incentive plan and share-based compensation  – (continued)

individuals to whom awards shall be granted as well as the type, terms and conditions of each award, the option price and the duration of each award.

Options granted under the Plan vest as determined by the Company’s Compensation and Nominations Committee and expire over varying terms, but not more than seven (7) years from date of grant. In the case of an Incentive Stock Option that is granted to a 10% shareholder on the date of grant, such Option shall not be exercisable after the expiration of five (5) years from the date of grant.

Issuance of restricted shares

At the June 25, 2012 board meeting, the members of the Compensation and Nominations Committee approved the grant of 232,000 restricted shares of MGT common stock under the Plan, with each current independent director of the board receiving 21,000 restricted shares and 190,000 shares awarded to officers and certain employees. The restricted shares vest one-third each six months from date of issue. The unvested shares are subject to forfeiture if the applicable recipient is not a director, officer and/or employee of the Company at the time the restricted shares are to vest. The restricted shares were valued at their fair market value on date of grant, of which the share-based compensation expense will be recognized over their vesting period.

At June 30, 2012 the Company accrued $12 share-based compensation expense relating to the issuance of the restricted shares. The shares were issued on August 9, 2012. No option grants were issued during the six months ended June 30, 2012.

Issuance of shares to former directors

At the June 25, 2012 board meeting, the members of the Compensation and Nominations Committee approved the issuance of 33,000 shares of common stock to certain of our former directors for past service on the Company’s board of directors. These shares were subsequently issued on August 10, 2012.

The stock was valued at $185, using the closing market price on the date of grant. Stock-based compensation of $185 was recorded and accrued for at June 30, 2012 and the shares were issued on August 9, 2012.

Unrecognized compensation cost

As of June 30, 2012 there was $1,281 of total unrecognized compensation costs related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.50 years.

Medicsight equity plan

Following Medicsight’s general meeting on March 26, 2012 (Note 1), a shareholder resolution approving the Reverse Split of 1-for-325,000 of the Company’s existing ordinary shares of £0.05 par value into one new ordinary share was duly passed. As a result of the reverse split, option holders under certain existing share option plans are no longer entitled to options under those plans as option holders’ share entitlement is now less than one as a result of the Reverse Split. Following the share reversal, the Company cancelled with immediate effect all redundant option plans with the exception of Plan J. All previously unrecognized stock based compensation expense was accelerated.

Medicsight has the following Stock Option Plan:

Plan J — on May 14, 2009, we approved and subsequently granted options for 24 shares under stock option plan “J”. Options under this plan vest in equal one-sixths for each six months that employees have been employed for 6, 12, 18, 24, 30 and 36 months from the grant date. At June 30, 2012, there were 6 options outstanding and exercisable.

No grants were issued in the six months ended June 30, 2012.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share amounts)

Note 11: Stock incentive plan and share-based compensation  – (continued)

The following table summarizes stock option activity for the six months ended June 30, 2012, under all option plans:

	Outstanding		Exercisable
	Number of shares	Weighted-average exercise price	Number of shares	Weighted-average exercise price
Outstanding at December 31, 2011	11	£35,700 ($58,500)	10	£35,700 ($58,500)
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	(5)	£19,500 ($30,917)
Outstanding at June 30, 2012	6	£29,250 ($46,326)	6	£$29,250 ($46,326)

The following is a summary of the status of stock options outstanding at June 30, 2012:

	Outstanding options			Exercisable options
	Number	Remaining contractual life (years)	Average exercise price	Number	Average exercise price
Medicsight Plan J	6	6.9	£29,250 ($46,326)	6	£29,250 ($46,326)

On November 30, 2010, David Sumner, Chairman of Medicsight Limited, resigned from his position within the group. Immediately after his resignation, a two-year consultancy agreement was signed whereby Mr. Sumner would continue to assist the group in its commercial needs. As part of this agreement, Mr. Sumner was to continue to vest in his existing Medicsight Plan J options throughout the consultancy period. A modification of the 6 existing options has been accounted for, and is not considered to be material to the overall financial statements. The Company is no longer receiving services under this consulting agreement. As such, all expenses and related Stock-based compensation were accelerated at December 31, 2011.

The Company has recorded the following amounts related to its share-based compensation expense in the accompanying Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Selling, general and administrative	$197	$126	$222	$167
Research and development	—	21	7	24
Total	$197	$147	$229	$191

Of the Stock-based expense for the six months ended June 30, 2012 and 2011, $15 and $74 was allocated to non-controlling interest.

The aggregate intrinsic value for options outstanding and exercisable at June 30, 2012 and 2011, was $nil.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share amounts)

Note 12: Interest and other income/(expense)

The Company’s interest and other (expense)/income were as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest (expense)/income	$(23)	$11	$(23)	$32
Other (expense)/income	—	—	(2)	—
Total	$(23)	$11	$(25)	$32

Note 13: Related party transactions

Moneygate Group

In Fiscal 2009, we purchased 49% of the share capital of Moneygate. On acquisition we provided loan facilities of £250 ($387) for working capital and £2,000 ($3,094) for acquisitions and subsequently entered into various transactions with Moneygate and other non-related parties.

Through its disposal in March 2011, Moneygate was a related party as the Company had significant influence over its operations as a result of representation on Moneygate’s board of directors. Due to this significant influence, we accounted for it under the equity method. In March 2011, we sold our entire interest in Moneygate to Committed for total consideration of £250 ($401), resulting in a gain on sale of £51 ($81).

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

In February 2011, the Company, following consultation with its nominated advisor noted that as a result of Mr. Sumner’s relationships with both Dunamis and Medicsight, the Loan constituted a related party transaction under Rule 13 of AIM Rules for Companies. Rule 13 requires that an AIM company must issue notification without delay as soon as the terms of a transaction with a related party are agreed. The independent directors, having consulted with the Company’s nominated adviser, considered the terms of the transaction fair and reasonable insofar as shareholders were concerned. In February 2011, the Company issued a notice detailing the terms of the transaction with the related party.

Laddcap Value Partners III LLC (“Laddcap”)

On April 12, 2011, the Company entered into a Revolving Line of Credit and Security Agreement with Laddcap for up to $500 for a fifteen-month term. The Agreement encompasses a standby commitment fee of two (2%) percent of the maximum loan amount along with an eight (8%) percent interest charge on any funds drawn. Laddcap is a related party as the Managing Partner and beneficial owner of Laddcap is a 10% plus shareholder and CEO of MGT. No amounts have been drawn down against the facility as of the date of the filing of the Company’s Form 10-Q for the quarterly period ended June 30, 2012. The Agreement expired in July 2012 and was not renewed by management (Note 8).

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share amounts)

Note 13: Related party transactions  – (continued)

D4D Limited

Effective July 2010, the Company entered into a service agreement with D4D Limited (“D4D”), a company that offers Executive Services for small and mid-cap companies. D4D is owned by Tim Paterson-Brown and Allan Rowley, and pursuant to the agreement, provided the services of Chairman, Chief Executive Officer and Chief Financial Officer of the Company at such time.

In April 2011, the agreement with D4D was terminated and a settlement agreement between MGT and D4D, Messrs. Paterson-Brown and Rowley was executed and delivered. During the six months ended June 30, 2011, MGT and Medicsight made payments to D4D, totaling $304 and $315, respectively.

Note 14: Operating leases, commitments and security deposit

In 2006, we executed a 10-year agreement with Pirbright Holdings Limited, to lease office space in London, United Kingdom. Under this lease agreement, the property rent, services and related costs were approximately £330 ($516) per annum, paid quarterly in advance. The Company exercised its right to terminate the lease upon completion of the fifth year (August 2011) and had found an alternative UK office location with no long-term lease commitment. This commitment was on a month-to-month basis and began on August 1, 2011 with total monthly rental payments of £8 ($13) along with a rental deposit of £16 ($25). In February 2012, the Company moved to a smaller office in the same location with month-to-month rental payments of £2 ($4) and a rental deposit of £4 ($6). On April 30, 2012, we terminated our UK lease effective June 30, 2012.

In September 2011, the Company entered into a 39-month lease agreement for office space located in Harrison, New York, terminating on November 30, 2014. Under the agreement our total rental payments over the 39-month lease period are $240, inclusive of three months of free rent and a refundable rental deposit of $39.

A satellite office in Tokyo, Japan, was closed in January 2012, and the rental deposit of $128 was refunded to us.

The following is a schedule of the future minimum payments required under operating leases and commitments that have initial or remaining non-cancellable terms in excess of one year:

Year Ending
2012 (remaining six months)	$33
2013	67
2014	56
Total	$156

The total lease rental expense was $72 and $298 for the six months ended June 30, 2012 and 2011, respectively.

In January 2012, the Company entered into a two-year employment agreement with an employee at a base salary of $10 per month, with potential bonus payments as outlined in the agreement. This agreement provides for a maximum severance period of 12 months in the event of termination without cause as defined in the agreement.

On March 12, 2012, the Company entered into a one-year financial advisory and consulting agreement with a national investment-banking firm. The Agreement was cancelled in May 2012 in accordance with its terms.

On May 11, 2012, MGT Gaming entered into a one-year consulting agreement with the president of J&S for service to MGT Gaming, for a fee of $5 per month. The agreement can be cancelled with 60 days prior written notice.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share amounts)

Note 15: Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is composed of the chief executive officer, chief financial officer and members of senior management. We operate in three operational segments, Medicsight Software/Devices, Medicsight Services and MGT Gaming. Certain corporate expenses are not allocated to segments.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 2). We evaluate performance of our operating segments based on revenue and operating (loss). Segment information for the three and six months ended June 30, 2012 and June 30, 2011 are as follows:

	Medicsight		MGT Gaming		Unallocated corporate/other	Total
	Software/Devices	Services
Three months ended June 30, 2012
Revenue from external customers	$13	$43		$—	$—	$56
Cost of revenue	—	63		—	—	63
Gross profit/(loss)	13	(20)		—	—	(7)
Operating loss	(472)	(27)		(69)	(562)	(1,130)
Three months ended June 30, 2011
Revenue from external customers	$217	$—		$—	$—	$217
Cost of revenue	96	—		—	—	96
Gross profit/(loss)	121	—		—	—	121
Operating loss	(1,996)	—		—	(421)	(2,417)
Six months ended June 30, 2012
Revenue from external customers	$206	$63	$		$—	$269
Cost of revenue	36	63			—	99
Gross profit/(loss)	170	—		—	—	170
Operating loss	(956)	(14)		(69)	(768)	(1,807)
Six months ended June 30, 2011
Revenue from external customers	$264	$—	$		$—	$264
Cost of revenue	100	—		—	—	100
Gross profit/(loss)	164	—		—	—	164
Operating (loss)	(4,262)	—		—	(750)	(5,012)
	—
June 30, 2012
Cash and cash equivalents	$2,434	$—		$—	$3,224	$5,658
Intangible assets	—	—		1,802	—	1,802
December 31, 2011
Cash and cash equivalents	$3,123	$—		$—	$581	$3,704
Intangible assets	—	—		—	—	—

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto contained in Item 1 of Part I of this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto as of and for the fiscal year ended December 31, 2011, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Form 10-K”), filed with the SEC to provide an understanding of our results of operations, financial condition and cash flows.

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

Executive summary

MGT Capital Investments, Inc. (“MGT”, the “Company”, the “Group”, “we”, “us”) is a holding company comprised of MGT, the parent company, its wholly-owned subsidiary MGT Capital Investments (UK) Limited, majority-owned operating subsidiary, Medicsight Ltd, including its wholly-owned subsidiaries (“Medicsight”), and majority-owned subsidiary MGT Gaming, Inc. (“MGT Gaming”), a company in which we acquired a majority interest on May 24, 2012. The Company closed the following non-essential subsidiaries during the quarter-ended March 31, 2012 as part of its expense reduction plan: Medicsight Nominees Limited, MGT Investments (Gibraltar) Limited and MGT Capital Investments Limited.

MGT Gaming is a majority owned subsidiary which holds certain intellectual property patents focused in the casino gaming sector. The Company holds 55% of the issued share capital of MGT Gaming. MGT Gaming is privately held by MGT and J&S Gaming, Inc.

Medicsight is a medical technology company focusing on medical imaging software development and medical hardware devices. The Company develops and commercializes Computer-Aided Detection (“CAD”) applications that analyze Computer Tomography (“CT”) scans to assist radiologists in the early detection and measurement of colorectal polyps. The Company has also developed an automated carbon dioxide insufflation device (MedicCO2LON) which it commercializes through a global distributor. The Company holds (66.5%) of the issued share capital of Medicsight and the Company continues to explore all strategic alternatives with respect to its majority interest in Medicsight Limited, including the sale or licensing of its global patent portfolio.

The CAD software received a CE Mark in 2009, which allows for sales in the European Union, and on May 19, 2011, Medicsight’s software received clearance from the U.S. Food and Drug Administration (the “FDA”).

Medicsight closed its Tokyo office as part of an overall program of expense reduction and corporate simplification. In addition to closing the Tokyo office, management of Medicsight has closed several non-essential subsidiaries; Medicsight KK and Medicsight PTY Limited were closed during the quarter-ended March 31, 2012, due to the unjustifiably high legal, regulatory and accounting costs of maintaining such entities. However, in order to better exploit the recent FDA approval of ColonCAD, Medicsight has opened a U.S. subsidiary (Medicsight, Inc.) in New York in September 2011.

As a result of a general meeting of shareholders on September 14, 2011, Medicsight’s shares were cancelled on The London Stock Exchange effective September 22, 2011, Medicsight PLC status changed to a limited company, now known as Medicsight Ltd.

Medicsight has also developed an automated CO2 medical insufflation device and associated disposable tubing (MedicCO2 LON) that is being commercialized via a global distributor.

Revenue is presently limited as Medicsight attempts to commercialize its recent U.S. approval. On June 30, 2012, the Company held 318 shares (66.5%) of the 478 issued share capital of Medicsight.

On May 11, 2012, the Company entered into a Contribution and Sale Agreement (the “Sale Agreement”) with J&S Gaming, Inc. (“J&S”), and MGT Gaming, Inc. (“MGT Gaming”) for the acquisition of U.S. Patent #7,892,088, entitled “Gaming Device Having a Second Separate Bonusing Event.”

Pursuant to the Sale Agreement and certain ancillary agreements executed simultaneous thereto, (i) J&S sold a patent to MGT Gaming in exchange for 1,000 shares (constituting 100% ownership) of MGT Gaming Common Stock, par value $0.001 (the “MGT Gaming Shares”); (ii) the Company purchased from J&S 550 MGT Gaming Shares constituting 55% ownership in exchange for $200,000 cash and a four (4) year warrant to purchase 350,000 shares of the Company’s common stock at an exercise price of $4.00 per share (the “J&S Warrant”): (iii) the Company and J&S agreed to grant rights of first refusal, “tag-along” and “drag-along” rights to one another with respect to their respective MGT Gaming Shares; and (iv) President of J&S, agreed to provide consulting services to MGT Gaming in exchange for a fee of $5 per month, for a period of one year. Pursuant to the Sale Agreement, the Company has the right to purchase an additional 250 MGT Gaming Shares from J&S in exchange for a cash payment of $1,000 and a four (4) year warrant to purchase 250,000 shares of the Company’s common stock for an exercise price of the lower of (i) $6.00 per share and (ii) 110% of the closing price of the Common Stock on the day prior to the exercise (the “J&S Option”). The Sale Agreement closed on May 24, 2012. The Company obtained stockholder approval at a special meeting of the stockholders held on August 1, 2012 to issue up to 600,000 shares of Common Stock issuable upon exercise of the warrants.

On May 24, 2012, the Company entered into a securities purchase agreement (the “SPA”) with Hudson Bay Fund Ltd. (the “Investor”). The SPA provided for the purchase of an 18 month promissory note (the “Senior Secured Convertible Note” or the “Note”) convertible into up to 1,166,667 shares of Company Common Stock at a conversion price of $3.00 per share and a warrant (the “Hudson Bay Warrant” or the “HB Warrant”) to purchase up to 875,000 shares of Common Stock at an exercise price of $3.00 per share for proceeds of $3,500 (the “Hudson Bay Transaction”). The Note is convertible at the option of the holder at a conversion price of $3.00 per share and the Company can require conversion into Company Common Stock if the Weighted Average Price of the Common Stock equals or exceeds 200% of the conversion price for no less than twenty (20) Trading Days during any thirty (30) consecutive Trading Day period occurring following the issuance date, subject to a 9.99% beneficial ownership ceiling for Investor’s ownership of Company Common Stock at any one time. The Note is also redeemable by the Company from and after the seven (7) month anniversary of the issuance date, subject to certain equity conditions, in cash at a price equal to the greater of (i) 125% of the Conversion Amount to be redeemed and (ii) the product of (A) the Conversion

Amount being redeemed multiplied by (B) the quotient determined by dividing (x) the greatest Closing Sale Price of the shares of Common Stock during the period beginning on the date immediately preceding the date of notice of redemption and ending on the date the redemption date, by (y) the lowest Conversion Price in effect during such period, as such terms are defined in the Note. The Conversion Price of the Note is subject to adjustment in case of a combination or subdivision of stock or in the event of the grant of rights with equity features. The HB Warrant is exercisable at the option of the holder at a $3.00 per share exercise price and the Company can require exercise if the Weighted Average Price of the Company’s Common Stock equals or exceeds 250% of the exercise price for no less than twenty (20) Trading Days during any thirty (30) consecutive Trading Day period occurring following the issuance date, as such terms are defined in the HB Warrant. The HB Warrant exercise price is subject to adjustment in the case of combination or subdivision of stock or in the event of the granting of any stock appreciation rights, phantom stock rights or other rights with equity features. The Note allows for payment of Common Stock in lieu of cash interest payments due pursuant to the Note. The Company obtained stockholder approval at a special meeting of the stockholders held on August 1, 2012 to issue up to 140,000 shares of Common Stock in satisfaction of interest due pursuant to the Note as well as 2,041,667 shares of Common Stock issuable pursuant to the Note and HB Warrant. In connection with the Hudson Bay Transaction, MGT agreed to issue 75,000 shares of Common Stock to Chardan Capital Markets, LLC (“Chardan”) and certain affiliates of Chardan in consideration of investment banking services rendered. Stockholder approval was also obtained on August 1, 2012 for the issuance of 75,000 shares of Common Stock to Chardan. The Hudson Bay Transaction required MGT and certain of its subsidiaries to provide all of its assets as collateral, to pledge the stock of its subsidiaries and certain of MGT’s affiliates to execute voting and lockup agreements. The proceeds of the Hudson Bay Transaction will be used by the Company for general working capital purposes.

The Company is also analyzing potential acquisition opportunities in healthcare marketing and technology, as well as various intellectual property assets. As part of this strategy and as stated above, on June 1, 2012, the Company announced the completion of the acquisition of U.S. Patent #7,892,088, entitled “Gaming Device Having a Second Separate Bonusing Event.” This invention relates to gaming systems linked to an interactive sign, and includes all filed continuation patents. The United States Patent and Trademark Office issued this patent on February 22, 2011; the corresponding patent application was filed on October 18, 2001. The Company also announced that it has retained Nixon & Vanderhye P.C., a nationally recognized IP litigation law firm, to direct the process of enforcing the Company’s ownership rights derived from this Patent.

There can be no assurance that any future acquisitions will occur at all, or that any such acquisitions will be accretive to earnings, book value and other financial metrics, or that any such acquisitions will generate positive returns for Company shareholders. Furthermore, it is contemplated that any acquisitions may require the Company to raise additional capital; such capital may not be available on terms acceptable to the Company, if at all.

On June 8, 2011, the Company received notice from the NYSE-MKT LLC (“The Exchange”) notifying that it is not in compliance with the following Exchange continued listing standards: Section 1003(a)(i) of the Company Guide, resulting from stockholders' equity on March 31, 2011, of less than $2.0 million and losses from continuing operations and/or net losses in two of its three most recent fiscal years; Section 1003(a)(ii) of the Company Guide with stockholders' equity of less than $4.0 million and losses from continuing operations and/or net losses in three of its four most recent fiscal years; and Section 1003(a)(iii) with stockholders' equity of less than $6.0 million and losses from continuing operations and/or net losses in its five most recent fiscal years.

On August 23, 2011, the Exchange accepted the Company’s plan of compliance submitted to the Exchange in response to the deficiency letter. The Exchange granted the Company an extension until December 8, 2012 (“extension period”), to regain compliance with Sections 1003(a) (i) – (iii) of the Exchange’s Company Guide.

The Company was subsequently notified by the Exchange of its noncompliance with Section 1003(f)(v) of the Company Guide (low trading price) and Section 704 (failure to hold an annual meeting). The Company resolved these deficiencies as of April 13, 2012 and June 1, 2012, respectively.

The Company will be subject to periodic review by Exchange staff during the extension period and prior to compliance with 1003(a)(i), (ii), (iii) of the Exchange’s Company Guide. Failure to make progress consistent with the plans of compliance or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the Exchange.

The Company's stock trading symbol is currently “MGT.BC” to denote its noncompliance. The trading symbol will continue to bear this additional indicator until the Company regains its compliance with the Exchange continued listing requirements.

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

On March 21, 2012, MGT affected a reverse split, immediately followed by a forward split of our Common Stock. At our March 20, 2012, Special Meeting of Stockholders, the Company’s stockholders approved the proposal to amend the Company’s Certificate of Incorporation to effect a Reverse/Forward Split of the Company’s Common Stock, $0.01 par value per share at an exchange ratio of 1-for-500 shares of the Company’s outstanding Common Stock, immediately followed by a forward split of the Company’s outstanding Common Stock, at an exchange ratio of 15-for-1 shares of the Company’s outstanding Common Stock. The amendment did not change the par value per share or the number of authorized shares of Common Stock. As a result of the Reverse Split, stockholders holding fewer than 500 shares of Common Stock, at the time of the reversal, received a cash payment instead of fractional shares and no longer had an interest in the Company. All share and per share amounts have been retrospectively adjusted for all periods presented to give effect to the Reverse/Forward Split.

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

Results of Operations

The Company achieved the following results in the three and six months ended June 30, 2012:

•	Revenue from software licenses/devices and services totaled $56 (2011: $217) and $269 (2011: $264).
•	Operating expenses were $1,123 (2011: $2,538) and $1,977 (2011: $5,176).
•	Net loss attributable to MGT Capital Investments, Inc. $1,026 (2011: $1,450) and $1,496 (2011: $2,942) and resulted in a loss per share of $0.49 (2011: $1.24) and $0.71 (2011: $2.51).

Revenue remains limited as Medicsight awaits commercial development in the U.S. and MGT Gaming explores options as it relates to its patent portfolio.

Three months ended June 30, 2012 and June 30, 2011

Revenue and gross margin:

Medicsight software/devices

In the three months ended June 30, 2012, Medicsight sold fewer ColonCAD maintenance agreements to existing licensees, primarily in Europe. Sales of our CAD products decreased to $13 compared to $20 for the same period last year. Revenues from MedicCO2LON were $nil for the three months ended June 30, 2012 (2011: $197).

Cost of revenue was $nil (2011: $96) attributed to the cost of sales associated with MedicCO2LON devices.

Medicsight services

In the three months ended June 30, 2012, additional revenue of $43 was recognized through consulting services. There is no comparable revenue for the same period last year as this is a new segment for the three months ending June 30, 2012.

Total recorded cost of revenue for the three months ended June 30, 2012, was $63 (2011: $nil).

Operating expenses:

Medicsight software/devices

Our selling, general and administrative expenses (SG&A) were reduced to $327 in 2012, compared to $1,792 for the period ending June 30, 2011. Management substantially reduced headcount and streamlined operations in 2011. Several satellite offices and subsidiaries were closed and our London office had relocated to a significantly smaller space. The majority of the impacts of these decisions were reflected in the statement of operations for the three months ended June 30, 2012.

Research and development costs decreased to $32 compared to $324 in 2011, primarily due to the reduction of headcount and associated overhead within Medicsight.

Medicsight services

Our selling, general and administrative expenses were $70 (2011: $nil).

MGT Gaming

Selling, general and administrative expenses were $69 (2011: $nil), attributed to retaining legal counsel related to the patent acquisition.

Unallocated corporate/other

For the three months ended June 30, 2012, general and administrative expense increased to $625 from $422 for the three months ended June 30, 2011. A significant portion of the increase is related to the Company’s efforts related to its recent patent acquisition and the associated costs of executing on the strategy. As MGT continues to execute on its patent acquisition strategy it expects that SG&A costs will increase modestly for the remainder of 2012, primarily due to executive compensation and higher professional fees.

The amortization of deferred financing costs incurred as a result of issuance of convertible debt for the three ended June 30, 2012 was $33 (2011: $nil). Amortization of debt discount was $43 (2011: $nil).

At the June 25, 2012 board meeting, the members of the Compensation and Nominations Committee approved the grant of 232,000 restricted shares of MGT common stock under the Plan, with each current independent director of the board receiving 21,000 restricted shares and 190,000 shares awarded to officers and certain employees. The restricted shares vest one-third each six months from date of issue. The unvested shares are subject to forfeiture if the applicable recipient is not a director, or officers and employees of the Company at the time the restricted shares are to vest. The restricted shares were valued at their fair market value on date of grant, of which the share-based compensation expense will be recognized over their vesting period.

At the June 25, 2012 board meeting, the members of the Compensation and Nominations Committee approved the issuance of 33,000 shares of common stock to certain of our former directors for past service on the Company’s board of directors (Note 11).

In the three months ended June 30, 2012 the Company has accrued a total of $229 (2011: $nil) relating to stock-based compensation.

Interest and other income/(expense) was $(23) for the three months ended June 30, 2012 (2011: $11), as a result of the first interest payment on the Company’s Note.

Six months ended June 30, 2012 and June 30, 2011

Revenue and gross margin

Medicsight software/devices

In the six months ended June 30, 2012, Medicsight sold $136 (2011: $61) ColonCAD licenses primarily in Europe.

In the six months ended June 30, 2012, revenue was $70 from MedicCO2LON sales compared to $203 for the same period in 2011. The decline is due to a delay in our launch of the next generation of our insufflator.

Cost of revenue was $36 (2011: $100) attributed to the cost of sales associated with MedicCO2LON devices.

Medicsight services

In the six months ended June 30, 2012, additional revenue of $63 was recognized through consulting services in this new segment versus $nil for the same period last year.

Cost of revenue was $63 (2011: $nil) attributed to compensation and related costs with the employee in marketing consultancy.

Operating expenses

Medicsight software/devices

Our selling, general & administrative expenses were reduced to $990 in 2012, compared to $3,661 for the six months ending June 30, 2011. Management substantially reduced headcount and streamlined operations in 2011. Several satellite offices and subsidiaries were closed and our London office relocated to a significantly smaller space. The majority of the impact of these decisions was reflected in the statement of operations for the six months ended 2012.

Research and development is made up of staff, staff related consultancy, stock options and product development software costs expensed on the research and development of Medicsight’s products. In the six months ended June 30, 2012, the expenses decreased to $73 (2011: $764) as the Company implemented an expense and headcount reduction program within Medicsight.

Medicsight service

Our selling, general and administrative expenses were $77 (2011: $nil) for this segment.

MGT Gaming

Selling, general and administrative expenses were $69 (2011: $nil), attributed to retaining legal counsel related to the patent acquisition.

Unallocated corporate/other

For the six months ended June 30, 2012, selling, general and administrative expenses increased to $768 as compared to $751 for the six months ended June 30, 2011. The Company is continuing it’s progress in transitioning from software to monetization of intellectual property. The increase in the Company’s SG&A expense is commensurate with our recent intellectual property acquisition of MGT Gaming and its related patent. As MGT continues to execute on its patent acquisition strategy it expects that SG&A costs will increase modestly for the remainder of 2012, primarily due to executive compensation and higher professional fees.

The amortization of deferred financing costs incurred as a result of issuance of convertible debt for the six ended June 30, 2012 was $33 (2011: $nil). Amortization of debt discount was $43 (2011: $nil).

Interest and other income/(expense) was $(25) for the six months ended June 30, 2012; for the same period last year, interest income was $32. The negative swing is a result of the Company’s interest expense associated with the convertible Note issued on June 1, 2012.

At the June 25, 2012 board meeting, the members of the Compensation and Nominations Committee approved the grant of 232,000 restricted shares of MGT common stock under the Plan, with each current independent director of the board receiving 21,000 restricted shares and 190,000 shares awarded to officers and certain employees. The restricted shares vest one-third each six months from date of issue. The unvested shares are subject to forfeiture if the applicable recipient is not a director, or officers and employees of the Company at the time the restricted shares are to vest. The restricted shares were valued at their fair market value on date of grant, of which the share-based compensation expense will be recognized over their vesting period.

At the June 25, 2012 board meeting, the members of the Compensation and Nominations Committee approved the issuance of 33,000 shares of common stock to certain of our former directors for past service on the Company’s board of directors (Note 11).

In the six months ended June 30, 2012 the Company has accrued a total of $229 (2011: $nil) relating to stock-based compensation.

Functional currency

Effective July 1, 2012, in connection with the closing of the Medicsight UK office at quarter end June 2012, and final transfer of all operations to the U.S., along with MGT’s proceeds from the sale of $3.5 million Note on June 1, 2012, the Company reassessed the operational currency designation of each of its subsidiaries and as a result of the aforementioned activities, determined to prospectively change operational currency from the previous local currency, U.K. Sterling (£) (“GBP”) to U.S. dollar ($). Under ASC 830-10 when the functional currency changes from a foreign currency to the reporting currency translation adjustments for prior periods shall remain in accumulated other comprehensive income/(loss) and the translated amounts for non-monetary assets at the end of the prior period become the accounting basis for those assets in the period of the change and the subsequent periods.

Prior to June 30, 2012, the Company’s main operating currency was UK sterling (£). Medicsight’s results of operations are affected by changes in the $: £ rates used to translate the operational results. For the six months ended June 30, 2012 and June 30, 2011, the average rate was $1.5838: £1.00 and $1.6157: £1.00, respectively, an increase of 2% in the value of the dollar against sterling.

Other investments

Moneygate Group Limited

In Fiscal 2009, we purchased 49% of the share capital of Moneygate Group Limited (“Moneygate”), which was accounted for under the equity method. In March 2011, we sold our entire interest in Moneygate to Committed Capital Nominees Limited (“Committed”) for total consideration of £250 ($401), resulting in a gain on sale of £51 ($81).

Medicsight

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

The exchange ratio for the Reverse Split was 1-for-325,000. As a result of the Reverse Split, stockholders holding fewer than 325,000 shares were cancelled and not entitled to a cash payment for fractional shares. As of June 30, 2012, MGT holds 318 shares (66.5%) of the 478 issued share capital of Medicsight. Medicsight was previously listed on the AIM market of the London Stock Exchange until September 2011, when its shares were cancelled based upon a duly passed shareholder resolution and Medicsight became private. All share amounts have been retrospectively adjusted for all periods presented to give effect to the Reverse Split.

MGT Gaming, Inc.

On May 11, 2012, the Company entered into the Sale Agreement with J&S, and MGT Gaming for the acquisition of U.S. Patent #7,892,088, entitled “Gaming Device Having a Second Separate Bonusing Event” (Note 7).

MGT Gaming holds certain intellectual property patents focused in the casino gaming sector. The Company holds 55% of the issued share capital of MGT Gaming. MGT Gaming’s shares are privately held by MGT and J&S.

Liquidity and Capital Resources

Working Capital information

	June 30, 2012	December 31, 2011
Working capital summary
Cash and cash equivalents	$5,658	$3,704
Current assets	5,803	4,204
Current liabilities	1,343	(786)
Working capital surplus	$4,460	$3,418

	Six month ended June 30,
	2012	2011
Cash flow summary
Cash (used in) provided by
Operating activities	$(1,037)	$(5,123)
Investing activities	(212)	1,981
Financing activities	3,123	—
Effects of exchange rates on cash and cash equivalents	80	412
Net increase/(decrease) in cash and cash equivalents	$1,954	$(2,730)

On June 30, 2012, MGT’s and Medicsight’s cash and cash equivalents were $3,224 and $2,434, respectively. The Company continues to exercise discipline with respect to current expense levels, as revenues remain limited.

On April 12, 2011, the Company entered into an Agreement with Laddcap, a related party, for up to $500 for a fifteen-month term. The Agreement encompasses a standby commitment fee of two (2%) percent of the maximum loan amount along with an eight (8%) percent interest charge on any funds drawn. No amounts have been drawn down against the facility on the date of the filing of the Company’s Form 10-Q for the quarterly period ended June 30, 2012. The Agreement expired in July 2012 and has not been renewed.

On June 1, 2012, MGT entered into an agreement with an institutional investor providing for $3.5 million in proceeds to the Company, net of deferred financing costs of $588, in support of the Company’s strategy to monetize intellectual property. The capital raise comprised the sale of $3.5 million Note plus HB Warrants to purchase MGT common stock (Note 9)

Risks and uncertainties related to our future capital requirements

To date we have primarily financed our operations through private placements of equity and debt securities. To the extent that additional capital is raised through the sale of equity or equity-related securities of the Company or its subsidiaries, the issuance of such securities could result in dilution to our stockholders.

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

Currently the Company anticipates it has sufficient cash on hand to continue operations at least through September 2013, at which point the Company may need to seek additional sources of financing. There is no guarantee that additional sources of financing will be available or on terms acceptable to the Company, if at all.

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

At the Company’s Annual Meeting of the Stockholders on May 30, 2012, a proposal to Amend MGT’s Certificate of Incorporation to provide for the authorization of “Blank Check” preferred stock (the “Amendment”) was duly passed. The Amendment was filed with the Secretary of State of Delaware on May 31, 2012. The Amendment allows the Company to offer and sell, from time to time in one or more offerings up to 10,000,000 million shares of Preferred Stock. Consequently, Blank Check Preferred would be available for issuance without further actions by the Company’s stockholders, unless the stockholder approval is required by the Delaware law, the rules of any exchange or other market on which the Company’s securities may then be listed or traded, the Company’s Certificate of Incorporation or Bylaws then in effect, or any other applicable rules and regulations. The meeting was held pursuant to a definitive proxy statement filed with the SEC on June 11, 2012.

On June 22, 2012, the Company filed a registration statement on Form S-3 with the SEC (the “Registration Statement”) (Registration No. 333-182298), which allows the Company to offer and sell, from time to time in one or more offerings up to $10,000,000 of common stock, preferred stock, debt securities, warrants, rights or a combination of these securities or units as it deems prudent or necessary to raise capital at a later date and pursuant to an effective “shelf registration statement”. The Company also registered for resale Common Stock issuable upon conversion of the Hudson Bay Note and upon exercise of the Hudson Bay Warrant, the J&S Warrant and the J&S Option. The Company also registered for resale shares of Common Stock issued to Chardan and certain affiliates of Chardan in consideration of investment banking services rendered in connection with the Hudson Bay Transaction. On July 31, 2012, the Company filed Amendment No. 1 to the Registration Statement with the SEC.

At a special meeting of the Company’s Stockholders held on August 1, 2012, the following three proposals were duly passed: (i) the potential issuance of up to 2,256,667 shares of Common Stock in connection with the Hudson Bay Transaction; (ii) potential issuance of up to 600,000 shares of Common Stock in connection with the Sale Agreement; and (iii) the issuance of up to 33,000 shares of Common Stock to certain former directors of the Company in lieu of fees payable for past services. The meeting was held pursuant to a definitive proxy statement filed with the SEC on July 10, 2012.

The Company intends to use the net proceeds from any future offerings for general corporate purposes, including, but not limited to, obtaining regulatory approvals, commercialization of its products, capital expenditures and working capital.

Operating Activities

Our cash and cash equivalents have increased during 2012, predominantly because of the $3,123, provided by financing activities. Our net cash used in operating activities differs from net loss predominantly because of various non-cash adjustments such as depreciation, stock-based compensation and movements in working capital.

Investing Activities

During the quarter ended June 30, 2012, and pursuant to the Sale Agreement between MGT, MGT Gaming and J&S, the Company issued a four (4) year warrant to purchase 350,000 shares of the Company’s common stock at an exercise price of $4.00 per share and cash consideration of $200 to J&S in connection with the purchase of certain intellectual property (Note 7).

MGT received the final payment of £244 ($370) on March 25, 2011, for the sale of Medicexchange and other assets.

In March 2011, we sold our entire interest in Moneygate to Committed for total consideration of £250 ($401), resulting in a gain on sale of £51 ($81).

Loan Receivable from Dunamis Capital

On September 6, 2010, Medicsight made a short-term loan of $1,100 (£711) to Dunamis Capital (“Dunamis”) repayable by December 31, 2010, along with $36 (£23) of interest. Dunamis paid back the principal of $1,100 (£711) and interest of $48 (£31) on February 6, 2011 and February 10, 2011, respectively. Dunamis had provided the assets of the business as collateral against the loan made by Medicsight. Dunamis was considered a related party, as two former directors of Medicsight were also directors of Dunamis Capital (Note 14).

Financing Activities

On May 29, 2012, MGT entered into an agreement with the investor providing $3.5 million of capital in support of the Company’s strategy to monetize intellectual property. The capital raise comprised the sale of $3.5 million of Notes plus HB Warrants to purchase MGT common stock. The Company paid $372 of financings costs associated to Note issuance. (Note 9).

Commitments

Beginning August 1, 2011, the Company’s UK office lease was on a month-to-month basis, with total monthly rental payments of £8 ($13) along with a rental deposit of £16 ($25). In February 2012, the Company moved to a smaller office in the same location with month-to-month rental payments of £2 ($4) and a rental deposit of £4 ($6). We terminated this lease effective June 30, 2012 to streamline operations. The Company no longer maintains a UK office.

In September 2011, the Company entered into a 39-month lease agreement for office space located in Harrison, New York, United States terminating on November 30, 2014. Under the agreement our total rental payments over the 39-month lease period are $240, inclusive of three months of free rent and a refundable rental deposit of $39.

A satellite office in Tokyo, Japan was closed in January 2012, and the rental deposit of $128 was returned.

In January 2012, the Company entered into a two-year employment agreement with an employee at a base salary of $10 per month, with potential bonus payments as outlined in the agreement. This agreement provides for a maximum severance period of 12 months in the event of termination without cause as defined in the agreement.

On March 12, 2012, the Company entered into a one-year financial advisory and consulting agreement with a national investment banking firm. The Agreement was cancelled in May 2012 in accordance with its terms.

On May 11, 2012, the Company entered into a one-year consulting agreement with the president of J&S for services to MGT Gaming, for a fee of $5 per month. The agreement can be cancelled with 60 days prior written notice.

Recent accounting pronouncements

There are no recent accounting pronouncements that have not yet been adopted that the Company believes may have a material impact on its consolidated financial statements.

Item 3.  Quantitative and qualitative disclosures about market risk

Not applicable.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2012 (the end of the period covered by this Quarterly Report on Form 10-Q), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.  There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal proceedings

None.

Item 1A.  Risk factors

The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” on pages 8 through 12 of the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2012, as supplemented by “Item 1A: Risk Factors” of the Company’s Form 10-Q for the quarterly period ended March 31, 2012 and filed with the SEC on May 14, 2012. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

Risks Related to our Intellectual Property Monetization Strategy

If we are unable to license or otherwise monetize our intellectual property or generate revenue and profit through those assets, there is a significant risk that our intellectual property monetization strategy will fail.

Effective June 1, 2012, we acquired an interest in U.S. Patent #7,892,088, entitled “Gaming Device Having a Second Separate Bonusing Event” (the “J&S Patent”) that we plan to license or otherwise monetize. If our efforts to generate revenue from the Patent fail, we will incur significant losses and may be unable to acquire additional intellectual property assets. If this occurs, our patent monetization strategy will likely fail.

We plan to commence legal proceedings against companies in the gaming industry to enforce our intellectual property rights, and we expect such litigation to be time-consuming and may adversely affect our financial condition and ability to operate our business.

To license or otherwise monetize the Patent, we expect to commence legal proceedings against the owners of gaming devices pursuant to which we will allege that such companies infringe on the Patent. Our viability will be highly dependent on the outcome of this litigation, and there is a risk that we may be unable to achieve the results that we desire from such litigation, which failure would harm our overall business. In addition, the potential defendants in such potential litigation will be much larger than us and have substantially more resources, which could make our litigation efforts more difficult.

Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. Once initiated, we may be forced to litigate against others to enforce or defend our intellectual property rights or to determine the validity and scope of other parties’ proprietary rights. The defendants or other third parties involved in potential lawsuits may allege defenses and/or file counterclaims in an effort to avoid or limit liability and damages for patent infringement. If such defenses or counterclaims are successful, they may preclude our ability to derive licensing revenue from the patents. A negative outcome of any such litigation, or one or more claims contained within any such litigation, could materially and adversely impact our business.

While we believe that the Patent is infringed upon by certain companies, there is a risk that a court will find the patents invalid, not infringed or unenforceable and/or that the U.S. Patent and Trademark Office (“USPTO”) will either invalidate the patents or materially narrow the scope of their claims during the course of a re-examination. In addition, even with a positive trial court verdict, the patent may be invalidated, found not infringed or rendered unenforceable on appeal. This risk may occur in future litigations we may bring. If this were to occur, it would have a material adverse effect on the viability of the Company and our operations.

We believe that certain gaming companies infringe on the Patent, but recognize that obtaining and collecting a judgment against such infringers may be difficult or impossible. Patent litigation is inherently risky and the outcome is uncertain. Some of the parties that we believe infringe on our patents are large and well-financed companies with substantially greater resources than us. We believe that these parties would devote a substantial amount of resources in an attempt to avoid or limit a finding that they are liable for infringing on the Patent or, in the event liability is found, to avoid or limit the amount of associated damages.

In addition there is a risk that these parties may file re-examinations or other proceedings with the USPTO or other government agencies in an attempt to invalidate, narrow the scope or render unenforceable the Patent.

At this time, we cannot predict the outcome of such potential litigation or administrative action, and if we are unsuccessful in our litigation efforts for any reason, our business would be significantly harmed.

Moreover, in connection with any of our present or future patent enforcement actions, it is possible that a defendant may request and/or a court may rule that we have violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against us or award attorneys’ fees and/or expenses to one or more defendants, which could be material, and if we are required to pay such monetary sanctions, attorneys’ fees and/or expenses, such payment could materially harm our operating results and financial position.

In addition, it is difficult in general to predict the outcome of patent enforcement litigation at the trial level. There is a higher rate of appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time-consuming, and the outcomes of such appeals are sometimes unpredictable, resulting in increased costs and reduced or delayed revenue.

Finally, we believe that the more prevalent patent enforcement actions become, the more difficult it will be for us to license the Patent without engaging in litigation. As a result, we may need to increase the number of our patent enforcement actions to cause infringing companies to license the patent or pay damages for lost royalties. This will adversely affect our operating results due to the high costs of litigation and the uncertainty of the results.

New legislation, regulations or court rulings related to enforcing patents could harm our business and operating results.

If Congress, the USPTO or the courts implement new legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders, these changes could negatively affect our business model. For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards for invalidating patents, increases in the cost to resolve patent disputes and other similar developments could negatively affect our ability to assert our patent or other intellectual property rights.

In addition, on September 16, 2011, the Leahy-Smith America Invents Act (or the Leahy-Smith Act), was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These changes include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The USPTO is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until one year or 18 months after our enactment. Accordingly, it is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and our implementation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Further, and in general, it is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become enacted as laws. Compliance with any new or existing laws or regulations could be difficult and expensive, affect the manner in which we conducts our business and negatively impact our business, prospects, financial condition and results of operations.

Our acquisitions of additional patent assets may be time consuming, complex and costly, which could adversely affect our operating results.

Acquisitions of patent or other intellectual property assets, which are and will be critical to our business plan, are often time consuming, complex and costly to consummate. We may utilize many different transaction structures in such acquisitions and the terms of such acquisition agreements tend to be heavily negotiated. As a result, we expect to incur significant operating expenses and will likely be required to raise capital during the negotiations even if the acquisition is ultimately not consummated. Even if we are able to acquire particular patent assets, there is no guarantee that we will generate sufficient revenue related to those patent assets to offset the acquisition costs. While we will seek to conduct confirmatory due diligence on the patent assets we are considering for acquisition, we may acquire patent assets from a seller who does not have proper title to those assets. In those cases, we may be required to spend significant resources to defend our interest in the patent assets and, if we are not successful, our acquisition may be invalid, in which case we could lose part or all of our investment in the assets.

We may also identify patent or other intellectual property assets that cost more than we are prepared to spend with our own capital resources. We may incur significant costs to organize and negotiate a structured acquisition that does not ultimately result in an acquisition of any patent assets or, if consummated, proves to be unprofitable for us. These higher costs could adversely affect our operating results.

In addition, we may acquire patents and technologies that are in the early stages of adoption in the commercial, industrial and consumer markets. Demand for some of these technologies will likely be untested and may be subject to fluctuation based upon the rate at which our licensees will adopt our patents and technologies in their products and services. As a result, there can be no assurance as to whether technologies we acquire or develop will have value that it can monetize.

In certain acquisitions of patent assets, we may seek to defer payment or finance a portion of the acquisition price. This approach may put we at a competitive disadvantage and could result in harm to our business.

We have limited capital and may seek to negotiate acquisitions of patent or other intellectual property assets where we can defer payments or finance a portion of the acquisition price. These types of debt financing or deferred payment arrangements may not be as attractive to sellers of patent assets as receiving the full purchase price for those assets in cash at the closing of the acquisition. As a result, we might not compete effectively against other companies in the market for acquiring patent assets, many of whom have greater cash resources than we have. In addition, any failure to satisfy our debt repayment obligations may result in adverse consequences to our operating results.

Any failure to maintain or protect our patent assets or other intellectual property rights could significantly impair our return on investment from such assets and harm our brand, our business and our operating results.

Our ability to compete in the intellectual property market largely depends on the superiority, uniqueness and value of our acquired patent assets and other intellectual property. To protect our proprietary rights, we will rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. No assurances can be given that any of the measures we undertake to protect and maintain our assets will have any measure of success.

Following the acquisition of patent assets, we will likely be required to spend significant time and resources to maintain the effectiveness of those assets by paying maintenance fees and making filings with the USPTO. We may acquire patent assets, including patent applications, which require us to spend resources to prosecute the applications with the USPTO. Further, there is a material risk that patent related claims (such as, for example, infringement claims (and/or claims for indemnification resulting therefrom), unenforceability claims, or invalidity claims) will be asserted or prosecuted against us, and such assertions or prosecutions could materially and adversely affect our business. Regardless of whether any such claims are valid or can be successfully asserted, defending such claims could cause us to incur significant costs and could divert resources away from our other activities.

Despite our efforts to protect our intellectual property rights, any of the following or similar occurrences may reduce the value of our intellectual property:

•	our applications for patents, trademarks and copyrights may not be granted and, if granted, may be challenged or invalidated;
•	issued trademarks, copyrights, or patents may not provide us with any competitive advantages versus potentially infringing parties;

•	our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology; or
•	our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we acquire and/or prosecute.

Moreover, we may not be able to effectively protect our intellectual property rights in certain foreign countries where we may do business in the future or from which competitors may operate. If we fail to maintain, defend or prosecute our patent assets properly, the value of those assets would be reduced or eliminated, and our business would be harmed.

Weak global economic conditions may cause infringing parties to delay entering into licensing agreements, which could prolong our litigation and adversely affect our financial condition and operating results.

Our business plan depends significantly on worldwide economic conditions, and the United States and world economies have recently experienced weak economic conditions. Uncertainty about global economic conditions poses a risk as businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values. This response could have a material negative effect on the willingness of parties infringing on our assets to enter into licensing or other revenue generating agreements voluntarily. Entering into such agreements is critical to our business plan, and our failure to do so could cause material harm to our business.

Item 2.  Unregistered sales of equity securities and use of proceeds

In the six months ended June 30, 2012, no shares of common stock were issued.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT CAPITAL INVESTMENTS, INC

August 14, 2012	By: /s/ ROBERT B. LADD Robert B. Ladd President and Chief Executive Officer (Principal Executive Officer)
August 14, 2012	By: /s/ ROBERT P. TRAVERSA Robert P. Traversa Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.