Form 10-Q/A
period 2012-06-30
MGT CAPITAL INVESTMENTS INC
filed 2012-09-11
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

As of August 14, 2012 the registrant had outstanding 2,445,187 shares of common stock, $0.001 par value.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to MGT Capital Investment, Inc.’s quarterly report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 consists of the following materials from MGT Capital Investment, Inc.’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

No other changes have been made to the original Form 10-Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit No.		Description

31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	**	Interactive Data File.

* Incorporated by reference to our Form 10-Q filed with the SEC on August 14, 2012.

 **Furnished with this Form 10Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGT CAPITAL INVESTMENT, INC.

Dated: September 11, 2012	By:	/s/ ROBERT B. LADD
Robert B. Ladd
President and Chief Executive Officer (principal executive officer)

Dated: September 11, 2012	By:	/s/ ROBERT P. TRAVERSA
Robert P. Traversa
Chief Financial Officer (principal financial officer)