Form 10-Q/A
period 2012-06-30
MGT CAPITAL INVESTMENTS INC
filed 2012-09-12
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

Form 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 on Form 10-Q/A to MGT Capital Investment, Inc.’s quarterly report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012, is to further include in Exhibit 101, the “tag” of each significant accounting policy within the Summary of significant accounting policies footnote in accordance to Rule 405(d)(2) of Regulation S-T.

No other changes have been made to the original Form 10-Q. This Amendment No. 2 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.		Description
31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated by reference to our Form 10-Q filed with the SEC on August 14, 2012.

 **Amended with this Form 10Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGT CAPITAL INVESTMENT, INC.

Dated: September 12, 2012	By:	/s/ ROBERT B. LADD
Robert B. Ladd
President and Chief Executive Officer (principal executive officer)

Dated: September 12, 2012	By:	/s/ ROBERT P. TRAVERSA
Robert P. Traversa
Chief Financial Officer (principal financial officer)