Form 10-Q
period 2012-09-30
MGT CAPITAL INVESTMENTS INC
filed 2012-11-14
CIK 1001601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

As of November 14, 2012 the registrant had outstanding 3,037,187 shares of common stock, $0.001 par value.

INDEX
		Page
PART I	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Balance Sheets - September 30, 2012 (unaudited) and December 31, 2011	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss - for the three months ended September 30, 2012 (unaudited) and 2011 (unaudited)	4
	Condensed Consolidated Statements of Operations and Comprehensive Loss - for the nine months ended September 30, 2012 (unaudited) and 2011 (unaudited)	5
	Condensed Consolidated Statement of Stockholders’ Equity - for the nine months ended September 30, 2012 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows - for the nine months ended September 30, 2012 (unaudited) and 2011 (unaudited)	7-8
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	29
Item 4.	Controls & Procedures	30
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1-A.	Risk Factors	31
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety and Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	34
	Signatures	35

All financial amounts are in thousands except share and per share data.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2012	2011*
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$4,864	$3,704
Accounts receivable	9	84
Prepaid expenses and other current assets	79	327
Inventory	56	89
Total current assets	5,008	4,204

Non-current assets:
Property and equipment, at cost, net	24	28
Deferred financing costs, net	472	–
Intangible assets, net of accumulated amortization of $66	1,753	–
Security deposits	–	201
Total assets	$7,257	$4,433

Liabilities:
Current liabilities:
Accounts payable	$260	$213
Accrued expenses	219	502
Other payables	26	71
Total current liabilities	505	786

Non-current liabilities:
Convertible note, net of discount $817	2,683	-
Total liabilities	3,188	786

Stockholders' equity / (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2012	–	–
Common stock, $0.001 par value; 75,000,000 shares authorized; 2,484,187 and 2,108,187 shares issued and outstanding at September 30, 2012 and December 31, 2011 respectively	2	2
Additional paid in capital	290,049	283,240
Accumulated other comprehensive loss	(6,703)	(4,861)
Accumulated deficit	(282,413)	(280,027)
Total stockholder's equity / (deficit)	935	(1,646)
Non-controlling interests	3,134	5,293
Total equity	4,069	3,647

Total stockholders' equity, liabilities and non-controlling interest	$7,257	$4,433

* Derived from audited financial information

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,
	2012	2011
Revenues:
Software and devices	$9	$167
Services - consulting	58	–
	67	167
Cost of revenues:
Software and devices	–	5
Services - consulting	53	–
	53	5

Gross profit	14	162

Operating expenses:
Selling, general and administrative	716	1,807
Research and development	10	303
	726	2,110

Operating loss	(712)	(1,948)

Other non-operating expense:
Interest and other expense	(70)	–
Accretion of debt discount and amortization of deferred financing costs	(222)	–
	(292)	–

Net loss before income taxes and non-controlling interest	(1,004)	(1,948)

Income tax benefit	1	–

Net loss before non-controlling interest	(1,003)	(1,948)

Net loss attributable to non-controlling interest	113	746

Net loss attributable to MGT	$(890)	$(1,202)

Net loss as reported	$(1,003)	$(1,948)
Other comprehensive loss:
Unrealized foreign currency exchange gain / (loss)	5	(66)
Comprehensive loss	(998)	(2,014)
Comprehensive loss attributable to non-controlling interest	112	775
Comprehensive loss attributable to MGT	$(886)	$(1,239)

Per share data:
Basic and diluted loss per share	$(0.41)	$(1.03)

Basic and diluted weighted average common shares outstanding	2,173,740	1,171,518

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)
(Unaudited)

	Nine months ended September 30,
	2012	2011
Revenues:
Software and devices	$215	$431
Services - consulting	121	–
	336	431
Cost of revenues:
Software and devices	36	105
Services - consulting	116	–
	152	105

Gross profit	184	326

Operating expenses:
Selling, general and administrative	2,620	6,219
Research and development	83	1,067
	2,703	7,286

Operating loss	(2,519)	(6,960)

Other non-operating (expense) / income:
Interest and other (expense) / income	(95)	32
Accretion of debt discount and amortization of deferred financing costs	(298)	–
Gain on sale of Moneygate Group Limited	–	81
	(393)	113

Net loss before income taxes and non-controlling interest	(2,912)	(6,847)

Income tax benefit	1	51

Net loss before non-controlling interest	(2,911)	(6,796)

Net loss attributable to non-controlling interest	525	2,652

Net loss attributable to MGT	$(2,386)	$(4,144)

Net loss as reported	$(2,911)	$(6,796)
Other comprehensive loss:
Unrealized foreign currency exchange gains	73	338
Comprehensive loss	(2,838)	(6,458)
Comprehensive loss attributable to non-controlling interest	492	2,517
Comprehensive loss attributable to MGT	$(2,346)	$(3,941)

Per share data:
Basic and diluted loss per share	$(1.12)	$(3.54)

Basic and diluted weighted average common shares outstanding	2,128,891	1,171,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)/EQUITY

(In thousands)
(Unaudited)

	Preferred stock		Common stock
	Shares	Amounts	Shares	Amounts	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total shareholders' equity	Non-controlling interests	Total equity
Balance at December 31, 2011	–	$–	2,109	$2	$283,240	$(4,861)	$(280,027)	$(1,646)	$5,293	$3,647
Cash in lieu of fractional shares for MGT reverse/ forward split	–	–	(4)	–	(5)	–	–	(5)	–	(5)
Acquisition of subsidiary shares from non-controlling interest	–	–	33	–	4,365	(1,882)	–	2,483	(2,501)	(18)
Non-controlling share of MGT Gaming, Inc.	–	–	–	–	–	–	–	–	819	819
Stock-based compensation (Stock awards)	–	–	271	–	417	–	–	417	–	417
Stock issued for services in connection with issuance of convertible note			75		315			315		315
Stock-based compensation (Stock options)	–	–	–	–	17	–	–	17	15	32
Warrants issued in connection with acquisition of intangible assets	–	–	–	–	800	–	–	800	–	800
Warrants issued in connection with issuance of convertible note, net of issuance costs of $100	–	–	–	–	400	–	–	400	–	400
Beneficial conversion on convertible note	–	–	–	–	500	–	–	500	–	500
Net loss for the period	–	–	–	–	–	–	(2,386)	(2,386)	(525)	(2,911)
Translation adjustment	–	–	–	–	–	40	–	40	33	73
Balance at September 30, 2012	–	$–	2,484	$2	$290,049	$(6,703)	$(282,413)	$935	$3,134	$4,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss before non-controlling interest	$(2,911)	$(6,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23	52
Amortization of intangible assets	66	–
Accretion of convertible note discount	183	–
Amortization of deferred financing costs	115	–
Stock-based compensation expense	449	144
Loss on disposal of property and equipment	2	118
Assignment of common stock of Medicsight	–	(4)
Gain on sale of loan receivable — related party	–	(81)
(Increase)/decrease in assets:
Accounts receivable	77	(280)
Other receivables — related party	–	47
Proceeds from release of security deposits	180	–
Prepaid expenses and other current assets	260	(212)
Inventory	36	–
Increase / (decrease) in liabilities:
Accounts payable	41	11
Accrued expenses	(299)	(315)
Other payables	(40)	14
Net cash used in operating activities	(1,818)	(7,302)

Cash flows from investing activities:
Purchase of property and equipment	(12)	(4)
Purchase of shares of Medicsight Ltd.	(14)	–
Purchase of intangible asset	(200)	–
Repayment of Dunamis Capital loan	–	1,100
Receipts from sale of Moneygate	–	401
Receipts of deferred consideration for sale of assets	–	370
Receipts from sale of Medicsight Ltd’s stock	–	110
Net cash (used in) / provided by investing activities	(226)	1,977

Cash flows from financing activities:
Cash paid in lieu of fractional shares in reverse/forward split	(5)	–
Proceeds from issuance of convertible note	3,500	–
Payments for convertible note issuance costs	(372)	–
Net cash provided by financing activities	3,123	–

Effects of exchange rates on cash and cash equivalents	81	427
Net change in cash and cash equivalents	1,160	(4,898)
Cash and cash equivalents, beginning of period	3,704	8,434
Cash and cash equivalents, end of period	$4,864	$3,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2012	2011
Supplemental cash disclosures:
Cash paid for interest on convertible note	$23	$–
Supplemental non-cash disclosures (investing and financing activities):
Stock issued for services in connection with issuance of convertible note	315	–
Warrants issued in connection with acquisition of intangible assets	800	–
Warrants issued in connection with issuance of convertible note	500	–
Beneficial conversion on convertible note	500	–
Intangible asset contributed by non-controlling interest	819	–
Stock issued for purchase of Medicsight ordinary shares	141	–

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

 Note 1: Organization, basis of presentation and liquidity

MGT Capital Investments, Inc. (“MGT”, “the Company”, “the Group”, “we”, “us”) is a holding company comprised of MGT, the parent company and majority-owned subsidiary MGT Gaming, Inc. (“MGT Gaming”), a company in which we acquired a majority interest on June 1, 2012. In addition, we also have a controlling interest in our operating subsidiary, Medicsight Ltd, including its wholly-owned subsidiaries (“Medicsight”). The Company closed the following non-essential subsidiaries during the nine months ended, September 30, 2012, as part of its expense reduction plan: Medicsight Nominees Limited, Medicsight UK Limited, MGT Investments (Gibraltar) Limited, MGT Capital Investments Limited and its wholly-owned subsidiary MGT Capital Investments (UK) Limited.

MGT Gaming holds certain intellectual property patents focused in the casino gaming sector. The Company holds 55% of the issued share capital of MGT Gaming. MGT Gaming is privately held by MGT and J&S Gaming, Inc.

Medicsight is a medical technology company focusing on medical imaging software development and medical hardware devices. Medicsight develops and commercializes Computer-Aided Detection (“CAD”) applications that analyze Computer Tomography (“CT”) scans to assist radiologists in the early detection and measurement of colorectal polyps. The Company has also developed an automated carbon dioxide insufflation device (MedicCO2LON) which it commercializes through a global distributor. As of September 30, 2012, the Company holds 369 shares (77%) of the 478 issued share capital of Medicsight. The Company continues to explore all strategic alternatives with respect to its majority interest in Medicsight, including the sale or licensing of its global patent portfolio.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been included. Operating results for the nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated. U.S. Dollars are denoted herein by “USD” and the UK Pound Sterling is denoted herein by “£” or “GBP.”

The Company has incurred significant operating losses since inception and continues to generate losses from operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $282,413 at September 30, 2012. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products the Company develops and markets will be accepted by consumers.

At September 30, 2012, MGT’s and Medicsight’s cash and cash equivalents were $2,492 and $2,372, respectively. Management believes that the current level of working capital will be sufficient to allow the Company to maintain its operations into December 2013. On November 2, 2012, the Company closed two separate financing agreements with various institutional investors providing $5.9 million of capital (Note 16).

Note 2: Summary of significant accounting policies

Principles of consolidation

The condensed consolidated financial statements include the accounts of our Company plus majority-owned subsidiaries, MGT Gaming and Medicsight. All intercompany transactions and balances have been eliminated. Prior to the change in functional currency, all foreign currency translation gains and losses arising on consolidation were recorded in stockholders’ equity as a component of accumulated other comprehensive income / (loss). Non-controlling interest represents the minority equity investment in any of the MGT subsidiaries, plus the minorities’ share of the net operating result and other components of equity relating to the non-controlling interest.

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

Effective June 30, 2012, in connection with the closing of the Medicsight UK office at quarter end June 2012 and the final transfer of all operations to the U.S., along with MGT’s proceeds from the sale of $3.5 million of convertible notes on June 1, 2012, the Company reassessed the functional currency designation and as a result of the aforementioned activities, determined to prospectively change the functional currency from the previous local currency, GBP to the U.S. dollar ($). Under Accounting Standard Codification (“ASC”) 830-10 “Foreign Currency Matters” when the functional currency changes from a foreign currency to the reporting currency translation adjustments for prior periods shall remain in accumulated other comprehensive income/(loss) and the translated amounts for non-monetary assets at the end of the prior period become the accounting basis for those assets in the period of the change and the subsequent periods.

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

Income taxes

The Company applies the elements of ASC 740-10 “Income Taxes — overall” regarding accounting for uncertainty in income taxes. This clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of September 30, 2012 and December 31, 2011, the Company did not have any unrecognized tax benefits. The Company does not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Consolidated Statements of Operations. There was no interest and penalties for the nine months ended September 30, 2012 and 2011. Tax years beginning in 2009 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

Loss per share

Basic loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing the net loss attributable to common shareholders by the sum of the weighted average number of common shares outstanding plus potential dilutive common shares outstanding during the period. Potential dilutive securities, comprised of the convertible note, restricted shares and stock options, are not reflected in diluted net loss per share because such shares are anti-dilutive.

The computation of diluted loss per share for the three and nine months ended September 30, 2012 excludes 6 stock options, 346,000 restricted shares and 1,166,667 of common shares in connection to the convertible note, as they are anti-dilutive. The computation of diluted loss per share for the three and nine months ended September 30, 2011, excludes 25 stock options as they are anti-dilutive.

Comprehensive income / (loss)

Comprehensive income / (loss) includes net income / (loss) and items defined as other comprehensive income / (loss). Items defined as other comprehensive income / (loss), include foreign currency translation adjustments and are separately classified in the consolidated financial statements. Such items are reported in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is composed of the chief executive officer, chief financial officer and members of senior management. We operate in three operational segments, Medicsight Software/Devices, Medicsight Services and MGT Gaming. Certain corporate expenses are not allocated to segments. Medicsight Services and MGT Gaming are new segments for the current year.

Deferred financing costs

In conjunction with the issuance of Senior Secured Convertible Notes on June 1, 2012, (Note 8), the Company incurred certain financing costs, including the issuance of Common Stock. The Company accounts for deferred financing costs in accordance with ASC 470-10 “Debt”. Deferred financing costs are amortized through periodic charges to other non-operating expenses over the 18 months term of the related financial instrument using the effective interest method.

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

Beneficial conversion features

From time to time, the Company may issue convertible notes that may have conversion prices that create an embedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of any attached equity instruments, if any related equity instruments were granted with the debt. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid-in-capital. The debt discount is accreted to interest expense over the life of the note using the effective interest method.

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

Note 4: Cash and cash equivalents

We invest our cash in short-term deposits with major banks. As of September 30, 2012, we held $4,864 of cash and cash equivalents. Cash and cash equivalents consist of cash and temporary investments with original maturities of 90 days or less when purchased.

Concentrations

We maintain cash and cash equivalents with certain major financial institutions, in the US and the UK. As of September 30, 2012, our cash balance was $4,864. Of the total cash balance, $2,543 is covered under the US federal depository insurance limit and $2,241 is uninsured in foreign institutions.

Note 5: Inventory

At September 30, 2012 and December 31, 2011, MedicCO2LON Limited, a subsidiary of Medicsight held finished goods inventory comprised of insufflation devices and administration kits totaling $56 and $89, respectively.

Note 6: Intangible asset - intellectual property

On May 11, 2012, the Company entered into a Contribution and Sale Agreement (the “Sale Agreement”) with J&S Gaming, Inc. (“J&S”), and MGT Gaming, Inc. (“MGT Gaming”) for the acquisition of U.S. Patent #7,892,088, entitled “Gaming Device Having a Second Separate Bonusing Event” (“The Patent”). The patent acquired was recorded at its estimated fair value of $1,819 at the date of closing. Pursuant to the Sale Agreement, (i) J&S sold certain patents to MGT Gaming in exchange for 1,000 shares (constituting 100% ownership) of MGT Gaming Common Stock, par value $0.001; (ii) the Company purchased from J&S 550 MGT Gaming Shares constituting 55% ownership in exchange for $200 cash and a four (4) year warrant to purchase 350,000 shares of the Company’s common stock at an exercise price of $4.00 per share, subject to certain anti-dilution provisions (the “Warrants”); (iii) the Company and J&S agreed to grant rights of first refusal, “tag-along” and “drag-along” rights to one another with respect to their respective MGT Gaming Shares. As a result of an anti-dilution provision in the warrants, with respect to future stock or option grants to officers, the Company anticipates issuing 50,000 additional Warrants to J&S over the next 12 months. These additional warrants were included in the calculation of purchase price for the intellectual property acquisition. The fair value of the 400,000 warrants was determined to be $800 as of June 1, 2012, the warrant issuance date.

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

ASC 350 “Intangible Assets”, establishes Accounting and Measurement guidance for the acquisition of the intellectual property asset from J&S. The Company determined that the consideration given for 55% of the patent was the best indication of the fair value of the patent, as such; the 45% of the patent contributed by the non-controlling shareholders is valued at $819.

The following table summarizes the fair values determined at the date of acquisition:

June 1, 2012
Cash	$200
Fair value of warrants issued	800
Fair value of intangible asset contributed by non-controlling interest	819
Total	$1,819

Additionally, the Company has the right to purchase an additional 250 MGT Gaming Shares from J&S in exchange for a cash payment of $1,000 and a four (4) year warrant to purchase 250,000 shares of the Company’s common stock for an exercise price of the lower of (i) $6.00 per share and (ii) 110% of the closing price of the common stock on the date of issuance. This option expired on August 31, 2012 due to the qualified financing, as defined in the Agreement that the Company entered into with Hudson Bay Fund Ltd. Due to the high exercise price of this option and its very short term nature its fair value was determined to be de minimis.

The intellectual property is subject to amortization and will be expensed using the straight-line method, over nine years, the remaining life of the patent. Amortization expense on intangible assets for the three and nine months ended September 30, 2012 were $49 and $66, respectively. Amortization expense is expected to be approximately $49 for the remainder of 2012 and approximately $204 for each of the next five fiscal years.

Note 7: Line of credit facility

On April 12, 2011, the Company entered into an Agreement with Laddcap for up to $500 for a fifteen-month term. The Agreement encompasses a standby commitment fee of two (2%) percent of the maximum loan amount along with an eight (8%) percent interest charge on any funds drawn. The Company has expensed $10 associated to the commitment fee for the nine months ended September 30, 2012. Laddcap is a related party as the Managing Partner and beneficial owner of Laddcap is a 10% plus shareholder and President and Chief Executive Officer of MGT. The Agreement expired in July 2012, and has not been renewed. No amounts were drawn down against the facility as of and subsequent to the date of expiration.

Note 8: Convertible note and warrants

On May 24, 2012, the Company entered into a securities purchase agreement (the “SPA”) with Hudson Bay Fund Ltd. (the “Investor”). The SPA provided for the purchase of an 18 month promissory note with an interest rate of 8% (the “Senior Secured Convertible Note” or the “Note”) convertible into up to 1,166,667 shares of Company Common Stock at a conversion price of $3.00 per share and a warrant (the “Hudson Bay Warrant” or the “HB Warrant”) to purchase up to 875,000 shares of Common Stock at an exercise price of $3.00 per share for proceeds of $3,500 (the “Hudson Bay Transaction”). The Note is convertible at the option of the holder at a conversion price of $3.00 per share and the Company can require conversion into Company Common Stock if the Weighted Average Price of the Common Stock equals or exceeds 200% of the conversion price for no less than twenty (20) Trading Days during any thirty (30) consecutive Trading Day period occurring following the issuance date, subject to a 9.99% beneficial ownership ceiling for Investor’s ownership of Company Common Stock at any one time. The Note is also redeemable by the Company from and after the seven (7) month anniversary of the issuance date, subject to certain equity conditions, in cash at a price equal to the greater of (i) 125% of the Conversion Amount to be redeemed and (ii) the product of (A) the Conversion Amount being redeemed multiplied by (B) the quotient determined by dividing (x) the greatest Closing Sale Price of the shares of Common Stock during the period beginning on the date immediately preceding the date of notice of redemption and ending on the date the redemption date, by (y) the lowest Conversion Price in effect during such period, as such terms are defined in the Note. The Conversion Price of the Note is subject to adjustment in case of a combination or subdivision of stock or in the event of the grant of rights with equity features. The HB Warrant is exercisable at the option of the holder at a $3.00 per share exercise price and the Company can require exercise if the Weighted Average Price of the Company’s Common Stock equals or exceeds 250% of the exercise price for no less than twenty (20) Trading Days during any thirty (30) consecutive Trading Day period occurring following the issuance date, as such terms are defined in the HB Warrant. The HB Warrant exercise price is subject to adjustment in the case of combination or subdivision of stock or in the event of the granting of any stock appreciation rights, phantom stock rights or other rights with equity features. The Note allows for payment of Common Stock in lieu of cash interest payments due pursuant to the Note. The Company obtained stockholder approval at a special meeting of the stockholders to issue up to 140,000 shares of Common Stock in satisfaction of interest due pursuant to the Note as well as 2,041,667 shares of Common Stock issuable pursuant to the Note and HB Warrant.

In connection with the Hudson Bay Transaction, MGT issued 75,000 shares of Restricted Common Stock to Chardan Capital Markets, LLC (“Chardan”) and certain affiliates of Chardan in consideration of investment banking services rendered. Stockholder approval was obtained for the issuance of 75,000 shares of Restricted Common Stock to Chardan. The restricted common stock was recorded at fair market value of $315 at the date of closing and was issued on August 9, 2012. The Hudson Bay Transaction required MGT and certain of its subsidiaries to provide all of its assets as collateral, to pledge the stock of its subsidiaries and certain of MGT’s affiliates to execute voting and lockup agreements. The proceeds of the Hudson Bay Transaction will be used by the Company for general working capital purposes.

The proceeds of the Note were allocated between the HB Warrant and the Note based on their relative fair values.

Senior Secured Convertible Note consists of the following as of:

	September 30, 2012	December 31, 2011
Senior secured convertible note	$3,500	$–
Less: unamortized debt discount	(817)	–
Convertible note	$2,683	$–

Financing and issuance costs totaling $688 were incurred in connection with the issuance of the Note and HB Warrants. These costs include legal and placement fees, including the issuance of the 75,000 shares of restricted common stock. The total costs were allocated based on relative fair values to deferred financing costs in the amount of $588 and HB Warrant issuance costs of $100. Deferred financing costs are amortized through periodic charges to non-operating expense over the 18 month period from the date of issuance to the date the Note is due using the effective interest method. Amortization expense for the three months ended September 30, 2012 and 2011 were $83 and $nil, respectively and for the nine months ended September 30, 2012 and 2011 were $115 and $nil, respectively. The monthly effective interest rate is 2.69%.

The debt to equity conversion feature embedded in the Note was evaluated to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a free standing derivative. The Company determined that the conversion feature did not need to be bifurcated. The fair value of the beneficial conversion feature was calculated to be $500 after adjusting the effective conversion price for the fair value of the HB Warrants issued, recognized as an increase of additional paid-in capital and a discount to the convertible note. The discount to the convertible note payable is accreted through periodic charges to other non-operating expense over the 18 month period from the date of issuance to the date the Note is due using the effective interest method.

The fair value of the HB Warrant was estimated on the date of issuance, June 1, 2012, using a closed-formula option pricing method for barrier-type options that took into account the terms of the option rights of the holder and also the Company’s mandatory exercise option, which is consistent with using a Monte Carlo option pricing method. The options pricing methods used the following input assumptions: expected stock price volatility 75.0%; warrant term five (5) years; risk-free rate of 0.80%; dividend yield 0.0%. As the trading volume of the Company’s publicly traded shares was approximately 30,000 per day and the issuable shares under the Note and HB warrant were over 2.0 million, and further because these issuable shares had not yet been registered for public sale at the issuance date, the price of the underlying shares was discounted approximately 30% for options pricing purposes. The fair value of the total HB warrants issued, given the terms of the HB Warrant agreement, was determined to be $500. The HB warrant fair value was recognized as an increase of additional paid-in capital and a discount to the convertible note. The discount to the convertible note payable is accreted through periodic charges to other non-operating expense over the 18 month period from the date of issuance to the date the Note is due using the effective interest method.

The beneficial conversion feature and the HB warrant discount accretion expense for the three months ended September 30, 2012 and 2011 were $139 and $nil, respectively and for the nine months ended September 30, 2012 and 2011 were $183 and $nil, respectively. The monthly effective interest rate is 1.76%.

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

For the three and nine months ended September 30, 2012, interest expense on the outstanding convertible note is $70 and $93, respectively. The monthly effective interest rate during the quarter was 2.69%.

Note repayment

On October 9, 2012, the Company repaid the full value of the convertible note as described in Note 16.

Note 9: Non-controlling interest

The Company has the following non-controlling interests:

	MGT Gaming	Medicsight	Total
Non-controlling interest at January 1, 2012	$-	$5,293	$5,293
Non-controlling share of losses	(64)	(461)	(525)
Non-controlling share of capital	819	-	819
Non-controlling share of stock-based expense	-	15	15
Non-controlling share of other comprehensive loss	-	33	33
Repurchase of Medicsight's stock	-	(1,115)	(1,115)
Share consolidation of Medicsight’s stock	-	(1,386)	(1,386)
Non-controlling interest at September 30, 2012	$755	$2,379	$3,134

The following schedule presents the effects of changes in MGT’s ownership interest in Medicsight on the equity attributable to MGT:

	Nine months ended September 30,
	2012	2011
Net loss attributable to MGT	$(2,386)	$(4,144)
Transfers (to) from the non-controlling interest:
Increase in MGT’s paid-in capital from sale and assignment of Medicsight Stock	–	21
Increase in MGT’s paid-in capital from Medicsight Share Consolidation	2,392	–
Increase in MGT’s paid-in capital from repurchase of Medicsight Shares	1,973	–
Changes from the net loss attributable to MGT and transfers from non-controlling interest	$1,979	$(4,123)

In January 2012, the Company purchased 1 share of Medicsight ordinary shares from a shareholder for consideration of $0.01.

During the three months ending September 30, 2012, the Company purchased 51 shares of Medicsight ordinary shares from a group of shareholders for cash and 33,000 shares of the Company’s common stock for consideration of $18 and $141, respectively. As of September 30, 2012, $4 of the $18 cash consideration remained accrued and unpaid.

On June 1, 2012 the Company purchased 550 shares in MGT Gaming (Note 6).

Note 10: Net loss per share

On March 21, 2012, MGT affected a reverse split, immediately followed by a forward split. At our March 20, 2012 Special Meeting of Stockholders, the Company’s stockholders approved the proposal to amend the Company’s Certificate of Incorporation to effect a Reverse/Forward Split of the Company’s Common Stock, $0.001 par value per share at an exchange ratio of 1 for 500 shares of the Company’s outstanding Common Stock, immediately followed by a forward split of the Company’s outstanding Common Stock, at an exchange ratio of 15 for 1 shares of the Company’s outstanding Common Stock. The amendment did not change the par value per share or the number of authorized shares of Common Stock. As a result of the Reverse Split, stockholders holding fewer than 500 shares of Common Stock, at the time of the reversal, received a cash payment instead of fractional shares and no longer had an interest in the Company. All Share and per share amounts have been retrospectively adjusted for all periods presented to give effect to the Reverse/Forward Split.

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

On November 2, 2012 the Company closed two separate financing agreements comprised of the sale of $4.5 million of 1,380,362 Series A Convertible Preferred Shares (which include 2,760,724 Warrants to purchase MGT common stock), plus a separate sale of $1.4 million of 453,000 MGT Common Stock (Note 16).

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Numerator:	$(890)	$(1,202)	$(2,386)	$(4,144)
Net loss attributable to common stock shares (basic and diluted)
Denominator:
Weighted average number of common stock shares outstanding during the period (basic and diluted)	2,173,740	1,171,518	2,128,891	1,171,518
Basic and diluted net losses per common stock share	$(0.41)	$(1.03)	$(1.12)	$(3.54)

Note 11: Stock incentive plan and share-based compensation

Stock incentive plan

The Company’s board of directors established the 2012 Stock Incentive Plan (the “Plan”) on April 15, 2012, and the Company’s shareholders ratified the Plan at the annual meeting of the Company’s stockholders on May 30, 2012. 415,000 shares of Common Stock were reserved to grant Options, Stock Awards and Performance Shares (collectively the “Awards”) to “Participants” under the Plan. The Plan is administered by the board of directors or the Compensation Committee of the board of directors, which determines the individuals to whom awards shall be granted as well as the type, terms and conditions of each award, the option price and the duration of each award.

Options granted under the Plan vest as determined by the Company’s Compensation and Nominations Committee and expire over varying terms, but not more than seven (7) years from date of grant. In the case of an Incentive Stock Option that is granted to a 10% shareholder on the date of grant, such Option shall not be exercisable after the expiration of five (5) years from the date of grant. No option grants were issued during the nine months ended September 30, 2012.

Issuance of restricted shares

At the June 25, 2012, board meeting, the members of the Compensation and Nominations Committee approved the grant of 232,000 restricted shares of MGT common stock under the Plan, with each current independent director of the board receiving 21,000 restricted shares and 190,000 shares awarded to officers and certain employees. These shares were subsequently issued on August 9, 2012. On August 20, 2012, 6,000 shares were granted and issued to a certain employee. The restricted shares vest one-third each six months from date of issue. The unvested shares are subject to forfeiture if the applicable recipient is not a director, officer and/or employee of the Company at the time the restricted shares are to vest. The restricted shares were valued at their fair market value on date of grant, of which the share-based compensation expense will be recognized over their vesting period. For the three and nine months ended September 30, 2012, stock based compensation were $220 and $232, respectively.

Issuance of shares to former directors

At the June 25, 2012, board meeting, the members of the Compensation and Nominations Committee approved the issuance of 33,000 shares of common stock to certain of our former directors for past service on the Company’s board of directors. These shares were issued and vested on August 10, 2012. The stock was valued at $185, using the closing market price on the date of grant. For the three and nine months ended September 30, 2012, stock based compensation were $0 and $185, respectively.

Unrecognized compensation cost

As of September 30, 2012 there was $1,100 of total unrecognized compensation costs related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.2 years.

Medicsight equity plan

Following Medicsight’s general meeting on March 26, 2012 (Note 10), a shareholder resolution approving the Reverse Split of 1-for-325,000 of the Company’s existing ordinary shares of £0.05 par value into one new ordinary share was duly passed. As a result of the reverse split, option holders under certain existing share option plans are no longer entitled to options under those plans as option holders’ share entitlement is now less than one as a result of the Reverse Split. Following the share reversal, the Company cancelled with immediate effect all redundant option plans with the exception of Plan J. All previously unrecognized stock based compensation expense was accelerated.

Medicsight has the following Stock Option Plan:

Plan J — on May 14, 2009, we approved and subsequently granted options for 24 shares under stock option plan “J”. Options under this plan vest in equal one-sixths for each six months that employees have been employed for 6, 12, 18, 24, 30 and 36 months from the grant date. At September 30, 2012, there were 6 options outstanding and exercisable with the remaining contractual life of 6.6 years.

No grants were issued in the nine months ended September 30, 2012.

The following table summarizes stock option activity for the nine months ended September 30, 2012, under all option plans:

	Outstanding		Exercisable
	Options	Weighted-average exercise price	Options	Weighted-average exercise price
Outstanding at December 31, 2012	11	£35,700 ($58,500)	11	£35,700 ($58,500)
Granted	–	–
Exercised	–	–
Forfeited/Cancelled	(5)	£19,500 ($30,917)
Outstanding at September 30, 2012	6	£29,250 ($46,326)	6	£29,250 ($46,326)

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

The Company has recorded the following amounts related to its share-based compensation expense in the accompanying Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Selling, general and administrative	$220	$(75)	$442	$122
Research and development	–	(2)	7	22
Total	$220	$(77)	$449	$144

Of the Stock-based expense for the nine months ended September 30, 2012 and 2011, $15 and $39 was allocated to non-controlling interest.

The aggregate intrinsic value for options outstanding and exercisable at September 30, 2012 and 2011, was $nil.

Note 12: Interest and other income / (expense)

The Company’s interest and other (expense)/income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest (expense)/income	$(70)	$–	$(93)	$42
Other expense, net	–	–	(2)	(10)
Total	$(70)	$–	$(95)	$32

All of the 2012 interest expense is associated with the convertible Note issued on June 1, 2012.

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

Laddcap Value Partners III LLC (“Laddcap”)

On April 12, 2011, the Company entered into a Revolving Line of Credit and Security Agreement with Laddcap for up to $500 for a fifteen-month term. The Agreement encompasses a standby commitment fee of two (2%) percent of the maximum loan amount along with an eight (8%) percent interest charge on any funds drawn. Laddcap is a related party as the Managing Partner and beneficial owner of Laddcap is a 10% plus shareholder and CEO of MGT. No amounts have been drawn down against the facility as of the date of the filing of the Company’s Form 10-Q for the quarterly period ended September 30, 2012. The Agreement expired in July 2012 and was not renewed by management (Note 7).

D4D Limited

Effective July 2010, the Company entered into a service agreement with D4D Limited (“D4D”), a company that offers Executive Services for small and mid-cap companies. D4D is owned by Tim Paterson-Brown and Allan Rowley, and pursuant to the agreement, provided the services of Chairman, Chief Executive Officer and Chief Financial Officer of the Company at such time.

In April 2011, the agreement with D4D was terminated and a settlement agreement between MGT and D4D, Messrs. Paterson-Brown and Rowley was executed and delivered. During the nine months ended September 30, 2011, MGT and Medicsight made payments to D4D, totaling $304 and $315, respectively.

Note 14: Operating leases, commitments and security deposit

Operating leases

The Company exercised its right to terminate its London, UK lease, upon completion of the fifth year (August 2011) and had found an alternative UK office location with no long-term lease commitment. This commitment was on a month-to-month basis and began on August 1, 2011 with total monthly rental payments of £8 ($13) along with a rental deposit of £16 ($25). In February 2012, the Company moved to a smaller office in the same location with month-to-month rental payments of £2 ($4) and a rental deposit of £4 ($6). On April 30, 2012, we terminated our UK lease effective June 30, 2012.

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

The following is a schedule of the future minimum payments required under operating leases and commitments that have initial or remaining non-cancellable terms in excess of one year:

Years ending:
2012 (remaining three months)	$17
2013	63
2014	58
Total	$138

The total lease rental expense was $88 and $445 for the nine months ended September 30, 2012 and 2011, respectively.

Commitments

In January 2012, the Company entered into a two-year employment agreement with an employee at a base salary of $10 per month, with potential bonus payments as outlined in the agreement. This agreement provides for a maximum severance period of 12 months in the event of termination without cause as defined in the agreement.

On March 12, 2012, the Company entered into a one-year financial advisory and consulting agreement with a national investment-banking firm. The Agreement was cancelled in May 2012 in accordance with its terms. For the three and nine months ended September 30,2012, $nil and $10, were recorded respectively.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 2). We evaluate performance of our operating segments based on revenue and operating (loss). Segment information as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and September 30, 2011 are as follows:

	Medicsight
	Software / devices	Services	MGT Gaming	Unallocated corporate / other	Total
Three months ended September 30, 2012
Revenue from external customers	$9	$58	$–	$–	$67
Cost of revenue	–	53	–	–	53
Gross profit	9	5	–	–	14
Operating loss	(240)	–	(75)	(397)	(712)

Three months ended September 30, 2011
Revenue from external customers	$167	$–	$–	$–	$167
Cost of revenue	5	–	–	–	5
Gross profit	162	–	–	–	162
Operating loss	(1,614)	–	–	(334)	(1,948)

Nine months ended September 30, 2012
Revenue from external customers	$215	$121	$–	$–	$336
Cost of revenue	36	116	–	–	152
Gross profit	179	5	–	–	184
Operating loss	(1,196)	(14)	(144)	(1,165)	(2,519)

Nine months ended September 30, 2011
Revenue from external customers	$431	$–	$–	$–	$431
Cost of revenue	105	–	–	–	105
Gross profit	326	–	–	–	326
Operating loss	(6,202)	–	–	(758)	(6,960)

September 30, 2012
Cash and cash equivalents	$2,372	$–	$72	$2,420	$4,864
Intangible assets	–	–	1,752	–	1,752

December 31, 2011
Cash and cash equivalents	$3,123	$–	$–	$581	$3,704
Intangible assets	–	–	–	–	–

Note 16: Subsequent events

Extinguishment of Senior Secured Convertible Note

On October 9, 2012, the Company executed two identical exchange agreements (collectively, the “Agreements”) settling the outstanding Senior Secured Convertible Note for a cash payment of $3.5 million and 100,000 shares of the Company’s common stock. The stock was valued at $318, using the closing price on October 9, 2012. These shares were issued on November 6, 2012. The Company expensed the following relating to the extinguishment of the Senior Secured Convertible Note: deferred financing cost, $472; HB Warrant discount, $409; and Beneficial Conversion Feature, $409.

Issuance of equity

On November 2, 2012 the Company closed two separate financing agreements with various institutional investors providing $5.9 million of capital. The capital raise is comprised of the sale of $4.5 million of 1,380,362 Series A Convertible Preferred Shares (which include 2,760,724 Warrants to purchase MGT common stock), plus a separate sale of $1.4 million of 453,000 MGT Common Stock. On October 26, 2012, this transaction was approved by NYSE-MKT LLC. The Preferred Shares will be convertible into the Company's common stock at a fixed price of $3.26 per share and carry a 6% dividend. The Warrants have a five-year life and are exercisable at $3.85 per MGT share; the Company issued a total of 2.8 million Warrants in the deal. The Common Stock was sold at $3.01 per share with a total of 453,000 shares sold, under its S-3 Registration Statement, which was declared effective on September 25, 2012.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Risk Factors" included in our Annual Report on Form 10-K filed on March 1, 2012, our Quarterly Reports on Form 10-Q filed on May 14, 2012 and August 14, 2012, in addition to other public reports we filed with the Securities and Exchange Commissions (“SEC”). The forward-looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Executive summary

MGT Capital Investments, Inc. (“MGT”, the “Company”, the “Group”, “we”, “us”) is a holding company comprised of MGT, the parent company, and a majority-owned operating subsidiary, Medicsight Ltd, including its wholly-owned subsidiaries (“Medicsight”), and a majority-owned subsidiary MGT Gaming, Inc. (“MGT Gaming”). MGT and its subsidiaries are engaged in the business of monetizing intellectual property. The Company is also analyzing potential acquisition opportunities in healthcare marketing and technology, as well as various intellectual property assets. Medicsight is a medical technology company focusing on medical imaging software development and medical hardware devices. The Company develops and commercializes Computer-Aided Detection (“CAD”) applications that analyze Computer Tomography (“CT”) scans to assist radiologists in the early detection and measurement of colorectal polyps. The Company has also developed an automated carbon dioxide insufflation device (MedicCO2LON) which it commercializes through a global distributor. The Company continues to explore all strategic alternatives with respect to its majority interest in Medicsight Ltd, including the sale or licensing of its global patent portfolio. Revenue is presently limited as Medicsight attempts to commercialize its U.S. approval.

MGT Gaming is a majority owned subsidiary which holds certain intellectual property and patents focused in the casino gaming sector in which we acquired a majority interest on June 1, 2012. As part of the Company’s strategy, on June 1, 2012, the Company announced the completion of the acquisition of U.S. Patent #7,892,088, entitled “Gaming Device Having a Second Separate Bonusing Event.” This invention relates to gaming systems linked to an interactive sign, and includes all filed continuation patents.

Recent developments

On March 21, 2012, MGT affected a reverse split, immediately followed by a forward split of our Common Stock. At our March 20, 2012, Special Meeting of Stockholders, the Company’s stockholders approved the proposal to amend the Company’s Certificate of Incorporation to effect a Reverse/Forward Split of the Company’s Common Stock, $0.001 par value per share at an exchange ratio of 1-for-500 shares of the Company’s outstanding Common Stock, immediately followed by a forward split of the Company’s outstanding Common Stock, at an exchange ratio of 15-for-1 shares of the Company’s outstanding Common Stock. The amendment did not change the par value per share or the number of authorized shares of Common Stock. As a result of the Reverse Split, stockholders holding fewer than 500 shares of Common Stock, at the time of the reversal, received a cash payment instead of fractional shares and no longer had an interest in the Company. All share and per share amounts have been retrospectively adjusted for all periods presented to give effect to the Reverse/Forward Split.

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

The Company closed the following non-essential subsidiaries during the nine months ended, September 30, 2012, as part of its expense reduction plan: Medicsight Nominees Limited, Medicsight UK Limited, MGT Investments (Gibraltar) Limited, MGT Capital Investments Limited and its wholly-owned subsidiary MGT Capital Investments (UK) Limited.

Medicsight closed its Tokyo office as part of an overall program of expense reduction and corporate simplification. In addition to closing the Tokyo office, management of Medicsight has closed several non-essential subsidiaries; Medicsight KK and Medicsight PTY Limited were closed during the quarter-ended March 31, 2012, due to the unjustifiably high legal, regulatory and accounting costs of maintaining such entities. However, in order to better exploit the FDA approval of ColonCAD, Medicsight opened a U.S. subsidiary (Medicsight, Inc.) in New York in September 2011.

On May 11, 2012, the Company entered into a Contribution and Sale Agreement (the “Sale Agreement”) with J&S Gaming, Inc. (“J&S”), and MGT Gaming, Inc. (“MGT Gaming”) for the acquisition of U.S. Patent #7,892,088, entitled “Gaming Device Having a Second Separate Bonusing Event.” Pursuant to the Sale Agreement and certain ancillary agreements executed simultaneous thereto, (i) J&S sold a patent to MGT Gaming in exchange for 1,000 shares (constituting 100% ownership) of MGT Gaming Common Stock, par value $0.001 (the “MGT Gaming Shares”); (ii) the Company purchased from J&S 550 MGT Gaming Shares constituting 55% ownership in exchange for $200,000 cash and a four (4) year warrant to purchase 350,000 shares of the Company’s common stock at an exercise price of $4.00 per share (the “J&S Warrant”): (iii) the Company and J&S agreed to grant rights of first refusal, “tag-along” and “drag-along” rights to one another with respect to their respective MGT Gaming Shares; and (iv) President of J&S, agreed to provide consulting services to MGT Gaming in exchange for a fee of $5 per month, for a period of one year. Pursuant to the Sale Agreement, the Company has the right to purchase an additional 250 MGT Gaming Shares from J&S in exchange for a cash payment of $1,000 and a four (4) year warrant to purchase 250,000 shares of the Company’s common stock for an exercise price of the lower of (i) $6.00 per share and (ii) 110% of the closing price of the Common Stock on the day prior to the exercise (the “J&S Option”). The Sale Agreement closed on May 24, 2012. The Company obtained stockholder approval to issue up to 600,000 shares of Common Stock issuable upon exercise of the warrants.

On May 24, 2012, the Company entered into a securities purchase agreement (the “SPA”) with Hudson Bay Fund Ltd. (the “Investor”). The SPA provided for the purchase of an 18 month promissory note (the “Senior Secured Convertible Note” or the “Note”) convertible into up to 1,166,667 shares of Company Common Stock at a conversion price of $3.00 per share and a warrant (the “Hudson Bay Warrant” or the “HB Warrant”) to purchase up to 875,000 shares of Common Stock at an exercise price of $3.00 per share for proceeds of $3,500 (the “Hudson Bay Transaction”). The Note is convertible at the option of the holder at a conversion price of $3.00 per share and the Company can require conversion into Company Common Stock if the Weighted Average Price of the Common Stock equals or exceeds 200% of the conversion price for no less than twenty (20) Trading Days during any thirty (30) consecutive Trading Day period occurring following the issuance date, subject to a 9.99% beneficial ownership ceiling for Investor’s ownership of Company Common Stock at any one time. The Note is also redeemable by the Company from and after the seven (7) month anniversary of the issuance date, subject to certain equity conditions, in cash at a price equal to the greater of (i) 125% of the Conversion Amount to be redeemed and (ii) the product of (A) the Conversion Amount being redeemed multiplied by (B) the quotient determined by dividing (x) the greatest Closing Sale Price of the shares of Common Stock during the period beginning on the date immediately preceding the date of notice of redemption and ending on the date the redemption date, by (y) the lowest Conversion Price in effect during such period, as such terms are defined in the Note. The Conversion Price of the Note is subject to adjustment in case of a combination or subdivision of stock or in the event of the grant of rights with equity features. The HB Warrant is exercisable at the option of the holder at a $3.00 per share exercise price and the Company can require exercise if the Weighted Average Price of the Company’s Common Stock equals or exceeds 250% of the exercise price for no less than twenty (20) Trading Days during any thirty (30) consecutive Trading Day period occurring following the issuance date, as such terms are defined in the HB Warrant. The HB Warrant exercise price is subject to adjustment in the case of combination or subdivision of stock or in the event of the granting of any stock appreciation rights, phantom stock rights or other rights with equity features. The Note allows for payment of Common Stock in lieu of cash interest payments due pursuant to the Note. The Company obtained stockholder approval to issue up to 140,000 shares of Common Stock in satisfaction of interest due pursuant to the Note as well as 2,041,667 shares of Common Stock issuable pursuant to the Note and HB Warrant. In connection with the Hudson Bay Transaction, MGT agreed to issue 75,000 shares of Common Stock to Chardan Capital Markets, LLC (“Chardan”) and certain affiliates of Chardan in consideration of investment banking services rendered. Stockholder approval was also obtained for the issuance of 75,000 shares of Common Stock to Chardan. The Hudson Bay Transaction required MGT and certain of its subsidiaries to provide all of its assets as collateral, to pledge the stock of its subsidiaries and certain of MGT’s affiliates to execute voting and lockup agreements. The proceeds of the Hudson Bay Transaction will be used by the Company for general working capital purposes.

On October 9, 2012, the Company executed two identical exchange agreements (collectively, the “Agreements”) settling the outstanding Senior Secured Convertible Note for a cash payment of $3.5 million and 100,000 shares of the Company’s common stock. The stock was valued at $318, using the closing price on October 9, 2012. These shares were issued on November 6, 2012. The Company expensed the following relating to the extinguishment of the Senior Secured Convertible Note: deferred financing cost, $472; HB Warrant discount, $409; and Beneficial Conversion Feature, $409.

On November 2, 2012 the Company closed two separate financing agreements with various institutional investors providing $5.9 million of capital. The capital raise is comprised of the sale of $4.5 million of 1,380,362 Series A Convertible Preferred Shares (which include 2,760,724 Warrants to purchase MGT common stock), plus a separate sale of $1.4 million of 453,000 MGT Common Stock. On October 26, 2012, this transaction was approved by NYSE-MKT LLC (“The Exchange”). The Preferred Shares will be convertible into the Company's common stock at a fixed price of $3.26 per share and carry a 6% dividend. The Warrants have a five-year life and are exercisable at $3.85 per MGT share; the Company issued a total of 2.8 million Warrants in the deal. The Common Stock was sold at $3.01 per share with a total of 453,000 shares sold, under its S-3 Registration Statement, which was declared effective on September 25, 2012.

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

Patent enforcement

On November 2, 2012, MGT Gaming filed a lawsuit claiming patent infringement against multiple companies believed to be violating MGT Gaming's patent No. 7,892,088 ("the ‘088 Patent") entitled "Gaming Device Having a Second Separate Bonusing Event." The 088 patent is directed to a gaming system in which a second game played on an interactive sign is triggered once specific events occur in a first game. The lawsuit, which was filed in the United States District Court for the Southern District of Mississippi (Jackson Division), alleges the defendants Caesars Entertainment, MGM Resorts International, Inc., WMS Gaming, Inc. - a subsidiary of WMS Industries, Inc., Penn National Gaming, Inc., and Aruze Gaming America, Inc. either manufacture, sell or lease gaming systems in violation of MGT Gaming's patent rights, or operate casinos that offer gaming systems in violation of MGT Gaming's patent rights. The allegedly infringing products manufactured, distributed, used, sold and/or offered for sale by defendants include at least those identified under the trade names: "Pirate Battle," "Reel'em In Compete to Win," "Great and Powerful Oz," "Battleship," "Clue," and "Paradise Fishing."

MGT Gaming is seeking preliminary and permanent injunctions against all defendants enjoining them from any continued acts of patent infringement, as well as to recover damages adequate to compensate for the infringement in an amount to be proven at trial, and to recover, in any event, a reasonable royalty from each defendant for its infringement, trebled, plus interest and costs as fixed by the court.

MGT Gaming has entered into a contingent fee arrangement with Nixon & Vanderhye P.C. (“the law firm”) representing MGT Gaming as plaintiff in the lawsuit. MGT Gaming will pay out-of-pocket expenses (as that term is defined in the retainer agreement) until such time, if ever, the lawsuit produces revenue. At that time, the law firm is entitled to a percentage of such revenue, after out-of-pocket expenses are deducted. This contingent fee arrangement reduces the potential value of any legal settlements or judgments, but also reduces the possibility of unpredictable and uncontrollable legal expenses.

NYSE-MKT LLC

On June 8, 2011, the Company received notice from the NYSE-MKT LLC notifying that it is not in compliance with the following Exchange continued listing standards: Section 1003(a)(i) of the Company Guide, resulting from stockholders' equity on March 31, 2011, of less than $2.0 million and losses from continuing operations and/or net losses in two of its three most recent fiscal years; Section 1003(a)(ii) of the Company Guide with stockholders' equity of less than $4.0 million and losses from continuing operations and/or net losses in three of its four most recent fiscal years; and Section 1003(a)(iii) with stockholders' equity of less than $6.0 million and losses from continuing operations and/or net losses in its five most recent fiscal years.

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

On October 12, 2012, the Company announced in a Current Report filed on Form 8-K, that MGT has been operating under a Plan of Compliance approved by the Exchange on August 23, 2011 that allowed the Company until December 8, 2012 to regain compliance with the deficiencies noted above. During this period, the Company has been subject to periodic review by Exchange Staff, and was informed of the requirement to make progress consistent with the Plan or to regain compliance with the continued listing standards by the end of the extension period. On October 5, 2012, the Company was informed that the Exchange staff concluded the Company has not made a reasonable demonstration of its ability to complete the initiatives and meet the equity standards by the end of the 18-month Equity Plan Period, and has therefore begun the delisting process.

The Company informed the Exchange of its intention to pursue the right of appeal and requested a hearing pursuant to Sections 1203 and 1009(d) of the Company Guide. The hearing is set on December 12, 2012. The Company has taken certain steps to improve its balance sheet including the transactions of November 2, 2012, described in the Liquidity and capital resources section. There can be no assurance that the Company’s request for continued listing will be granted at this hearing. In the event that the Company’s appeal is unsuccessful, the Company expects that its common stock will trade on OTC-QB no later than any official delisting from the Exchange.

Other discussions

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

Critical accounting policies and estimates

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 2 to the Company’s financial statements contained in the 2011, Annual Report on Form 10-K and Part I (Note 2) contained in the 2012, Quarterly Reports on Form 10-Q.

Results of operations

The Company achieved the following results in the three and nine months ended September 30, 2012:

•	Revenue from software licenses/devices and services totaled $67 (2011: $167) and $336 (2011: $431).

•	Operating expenses were $726 (2011: $2,110) and $2,703 (2011: $7,286).

•	Net loss attributable to MGT Capital Investments, Inc. $890 (2011: $1,202) and $2,386 (2011: $4,144) and resulted in a loss per share of $0.41 (2011: $1.03) and $1.12 (2011: $3.54).

Revenue declined due to slow market adoption of ColonCAD software. Operating expenses declined due to an overall program of expense reduction and corporate simplification.

Three months ended September 30, 2012 and September 30, 2011

Medicsight software/devices

In the three months ended September 30, 2012, ColonCAD sales decreased to $9 from $151 for the same period last year. There were no new sales of ColonCAD; revenue is attributed to recurring license maintenance fees. MedicCO2LON had no revenue compared to $16 for the same period last year. The decline is due to a delay in launching the next generation of the insufflator.

Cost of revenue was $nil (2011: $5) attributable to MedicCO2LON devices.

Selling, general and administrative expenses decreased to $239 in 2012, compared to $1,149 for the same period last year. Management substantially reduced headcount and streamlined operations in the first half of 2012. Several satellite offices and subsidiaries were closed and our London office relocated to a significantly smaller space. The majority of the impact of these decisions were reflected in the statement of operations during 2012.

Research and development expenses decreased to $10 compared to $303 for the same period last year, primarily due to the reduction of headcount and associated overhead recognized in the first half of 2012.

Medicsight services

In the three months ended September 30, 2012, revenue of $58 was recognized through consulting services. There is no comparable revenue for the same period last year as this is a new segment for 2012. Cost of revenue for the three months ended September 30, 2012, was $53 (2011: $nil).

Selling, general and administrative expenses were $5 (2011: $nil).

MGT Gaming

No revenue was generated in the three months ended September 30, 2012, management continues to explore options on monetizing its patent portfolio.

Selling, general and administrative expenses were $75 (2011: $nil), attributed to consulting and legal fees associated with the patent. There are no comparable expenses for the same period last year as this is a new segment for 2012.

Unallocated corporate/other

In the three months ended September 30, 2012, selling, general and administrative expenses increased to $397 from $658 for the same period last year. This increase relates to the recognition of stock based compensation awards issued in the current year.

Interest and other income / (expense) was $(70) for the three months ended September 30, 2012 (2011: $nil), which is attributed to interest payments on the Convertible Note.

Nine months ended September 30, 2012 and September 30, 2011

Medicsight software/devices

In the nine months ended September 30, 2012, revenue from ColonCAD licenses decreased to $145 compared to $212 for the same period last year. Revenue remains limited as management is exploring ways to commercialize the product in the U.S. In the nine months ended September 30, 2012, MedicCO2LON sales decreased to $70 from $219 for the same period last year. The decline is due to a delay in launching the next generation of the insufflator. Cost of revenue of $36 as compared to $105 for the same period last year which was attributable to the decline of sales of MedicCO2LON devices.

Selling, general and administrative expenses were reduced to $1,292 in 2012, compared to $5,461 for the nine months ending September 30, 2011. Management substantially reduced headcount and streamlined operations in 2011. Several satellite offices and subsidiaries were closed and our London office relocated to a significantly smaller space. The majority of the impact of these decisions was reflected in the statement of operations for the nine months ended 2012.

Research and development is made up of staff, staff related consultancy, stock options and product development software costs expensed on the research and development of Medicsight’s products. In the nine months ended September 30, 2012, the research and development expenses decreased to $83 compare to $1,067 for the same period last year, as the Company implemented an expense and headcount reduction program within Medicsight.

Medicsight services

In the nine months ended September 30, 2012, revenue of $121 was recognized through consulting services in this new segment versus $nil for the same period last year. Cost of revenue of $116 (2011: $nil) is attributed to compensation and business development costs.

Selling, general and administrative expenses were $19 (2011: $nil) attributed to overhead costs.

MGT Gaming

No revenue was generated in the nine months ended September 30, 2012, management continues to explore options on monetizing its patent portfolio.

Selling, general and administrative expenses were $144 (2011: $nil), attributed to retaining legal counsel related to acquiring the gaming patent and the amortization expense of the gaming patent.

Unallocated corporate/other

In the nine months ended September 30, 2012, selling, general and administrative expenses increased to $1,165 as compared to $758 for the same period last year. The Company is continuing its progress in transitioning from software to monetization of intellectual property. The increase in the Company’s SG&A expense is commensurate with our recent intellectual property acquisition of MGT Gaming and its related patent. As MGT continues to execute on its patent acquisition strategy it expects that SG&A costs will increase modestly for the remainder of 2012, primarily due to executive compensation and higher professional fees.

The amortization of deferred financing costs and accretion of debt discount incurred as a result of the June 2012 issuance of the convertible note for the nine months ended September 30, 2012 were $115 and $183, respectively.

Interest and other income/(expense) were $(95) for the nine months ended September 30, 2012 as compared to $32 for the same period last year. The increase of expense is associated with the convertible note issued on June 2012.

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

Medicsight’s results of operations are affected by changes in the $: £ rates used to translate the operational results. For the nine months ended September 30, 2012 and September 30, 2011, the average rates were $1.5859: £1.00 and $1.6176: £1.00, respectively, an increase of 2% in the value of the dollar against sterling.

Liquidity and capital resources

Working capital information

	September 30, 2012	December 31, 2011
Working capital summary:
Cash and cash equivalents	$4,864	$3,704
Other current assets	144	500
Current liabilities	(505)	(786)
Working capital surplus	$4,503	$3,418

	Nine months ended September 30,
	2012	2011
Cash flow summary:
Cash (used in) / provided by:
Operating activities	$(1,818)	$(7,302)
Investing activities	(226)	1,977
Financing activities	3,123	-
Effects of exchange rates on cash and cash equivalents	81	427
Net increase / (decrease) in cash and cash equivalents	$1,160	$(4,898)

On September 30, 2012, MGT’s and Medicsight’s cash and cash equivalents were $2,492 and $2,372, respectively. The Company continues to exercise discipline with respect to current expense levels, as revenues remain limited. Our cash and cash equivalents have increased during 2012, predominantly because of the $3,123, provided by financing activities.

On April 12, 2011, the Company entered into an Agreement with Laddcap, a related party, for up to $500 for a fifteen-month term. The Agreement encompasses a standby commitment fee of two (2%) percent of the maximum loan amount along with an eight (8%) percent interest charge on any funds drawn. No amounts have been drawn down against the facility through its expiration date. The Agreement expired in July 2012 and has not been renewed.

On June 1, 2012, MGT entered into an agreement with an institutional investor providing for $3.5 million in proceeds to the Company, net of deferred financing costs of $688, of which $100 were allocated to HB warrants, in support of the Company’s strategy to monetize intellectual property. The capital raise comprised the sale of $3.5 million Note plus HB Warrants to purchase MGT common stock (Note 8). On October 9, 2012, the Company executed two identical exchange agreements (collectively, the “Agreements”) settling the outstanding Senior Secured Convertible Note for a cash payment of $3.5 million and 100,000 shares of the Company’s common stock, The stock was valued at $318, using the closing price on October 9, 2012. These shares were issued on November 6, 2012. The Company expensed the following relating to the extinguishment of the Senior Secured Convertible Note: deferred financing cost, $472; HB Warrant discount, $409; and Beneficial Conversion Feature, $409.

On November 2, 2012 the Company closed two separate financing agreements with various institutional investors providing $5.9 million of capital. The capital raise is comprised of the sale of $4.5 million of 1,380,362 Series A Convertible Preferred Shares (which include 2,760,724 Warrants to purchase MGT common stock), plus a separate sale of $1.4 million of 453,000 MGT Common Stock. On October 26, 2012, this transaction was approved by NYSE-MKT LLC. The Preferred Shares will be convertible into the Company's common stock at a fixed price of $3.26 per share and carry a 6% dividend. The Warrants have a five-year life and are exercisable at $3.85 per MGT share; the Company issued a total of 2.8 million Warrants in the deal. The Common Stock was sold at $3.01 per share with a total of 453,000 shares sold, under its S-3 Registration Statement, which was declared effective on September 25, 2012.

Operating activities

Our net cash used in operating activities differs from net loss predominantly because of various non-cash adjustments such as depreciation, stock-based compensation and movements in working capital.

Investing activities

In September 2012, we repurchased 51 shares of Medicsight Limited for cash and stock consideration of $14 and $141, respectively.

In June 1, 2012, pursuant to the Sale Agreement between MGT, MGT Gaming and J&S, the Company issued a four (4) year warrant to purchase 350,000 shares of the Company’s common stock at an exercise price of $4.00 per share and cash consideration of $200 to J&S in connection with the purchase of certain intellectual property (Note 5).

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

On September 6, 2010, Medicsight made a short-term loan of $1,100 (£711) to Dunamis Capital (“Dunamis”) repayable by December 31, 2010, along with $36 (£23) of interest. Dunamis paid back the principal of $1,100 (£711) and interest of $48 (£31) on February 6, 2011 and February 10, 2011, respectively. Dunamis had provided the assets of the business as collateral against the loan made by Medicsight. Dunamis was considered a related party, as two former directors of Medicsight were also directors of Dunamis Capital.

Financing activities

On May 29, 2012, MGT entered into an agreement with an investor providing $3.5 million of capital in support of the Company’s strategy to monetize intellectual property. The capital raise comprised the sale of $3.5 million of Notes plus HB Warrants to purchase MGT common stock. The Company paid $372 of financings costs associated to this Note issuance (Note 8).

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

Currently the Company anticipates it has sufficient cash on hand to continue operations at least through December 2013, at which point the Company may need to seek additional sources of financing. There is no guarantee that additional sources of financing will be available or on terms acceptable to the Company, if at all.

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

On June 22, 2012, the Company filed a registration statement on Form S-3 with the SEC (the “Registration Statement”) (Registration No. 333-182298), which allows the Company to offer and sell, from time to time in one or more offerings up to $10,000,000 of common stock, preferred stock, debt securities, warrants, rights or a combination of these securities or units as it deems prudent or necessary to raise capital at a later date and pursuant to an effective “shelf registration statement”. The Company also registered for resale Common Stock issuable upon conversion of the Hudson Bay Note and upon exercise of the Hudson Bay Warrant, the J&S Warrant and the J&S Option. The Company also registered for resale shares of Common Stock issued to Chardan and certain affiliates of Chardan in consideration of investment banking services rendered in connection with the Hudson Bay Transaction. The Form S-3 filing, as amended, was declared effective as of September 25, 2012.

On November 2, 2012 the Company closed two separate financing agreements with various institutional investors providing $5.9 million of capital. The capital raise is comprised of the sale of $4.5 million of Series A Convertible Preferred Shares (which include Warrants to purchase MGT common stock), plus a separate sale of $1.4 million of MGT Common Stock. On October 26, 2012, this transaction was approved by NYSE-MKT LLC. The Preferred Shares will be convertible into the Company's common stock at a fixed price of $3.26 per share and carry a 6% dividend. The Warrants have a five-year life and are exercisable at $3.85 per MGT share; the Company issued a total of 2.8 million Warrants in the deal. The Common Stock was sold at $3.01 per share with a total of 453,000 shares sold, under its S-3 Registration Statement, which was declared effective on September 25, 2012.

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

Recent accounting pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05 which provides new guidance on the presentation of comprehensive income. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and instead requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This guidance is effective for fiscal years, and interim period within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of this ASU only requires a change in the format of the current presentation. The Company adopted this guidance on January 1, 2012, and its adoption did not significantly impact the Company’s condensed consolidated financial statements.

Off-balance sheet arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

Item 3:  Quantitative and qualitative disclosures about market risk

Not applicable.

Item 4:  Controls and procedures

(a) Evaluation of disclosure controls and procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2012 (the end of the period covered by this Quarterly Report on Form 10-Q), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.  There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1:  Legal proceedings

None.

Item 1-A:  Risk factors

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

We plan to commence additional legal proceedings against companies in the gaming industry to enforce our intellectual property rights, and we expect such litigation to be time-consuming and may adversely affect our financial condition and ability to operate our business.

To license or otherwise monetize the Patent, we have commenced legal proceedings against the owners of gaming devices pursuant to which we will allege that such companies infringed on the Patent. Our viability will be highly dependent on the outcome of this litigation, and there is a risk that we may be unable to achieve the results that we desire from such litigation, which failure would harm our overall business. In addition, the potential defendants in the litigation are much larger than us and have substantially more resources, which could make our litigation efforts more difficult.

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

While we believe that the Patent is infringed upon by certain companies, there is a risk that a court will find the patents invalid, not infringed or unenforceable and/or that the U.S. Patent and Trademark Office (“USPTO”) will either invalidate the patents or materially narrow the scope of their claims during the course of a re-examination. In addition, even with a positive trial court verdict, the patent may be invalidated, found not to be infringed or rendered unenforceable on appeal. This risk may occur in litigations we bring. If this were to occur, it would have a material adverse effect on the viability of the Company and our operations.

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

At this time, we cannot predict the outcome of such litigation or administrative action, and if we are unsuccessful in our litigation efforts for any reason, our business would be significantly harmed.

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

In addition, we may acquire patents and technologies that are in the early stages of adoption in the commercial, industrial and consumer markets. Demand for some of these technologies will likely be untested and may be subject to fluctuation based upon the rate at which our licensees will adopt our patents and technologies in their products and services. As a result, there can be no assurance as to whether technologies we acquire or develop will have value that we can monetize.

In certain acquisitions of patent assets, we may seek to defer payment or finance a portion of the acquisition price. This approach may put us at a competitive disadvantage and could result in harm to our business.

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

Our ability to compete in the intellectual property market largely depends on the superiority, uniqueness and value of our acquired patent assets and other intellectual property. To protect our proprietary rights, we will rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. No assurances can be given that any of the measures we undertake to protect and maintain our intellectual property assets will have any measure of success.

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

Item 2:  Unregistered sales of equity securities and use of proceeds

On August 9, 2012, the Company issued 75,000 restricted shares of common stock to Chardan Capital Markets, LLC (“Chardan”) and certain affiliates of Chardan in consideration of investment banking services rendered.

On August 9, 2012 and August 20, 2012, the Company issued 232,000 and 6,000 restricted shares of common stock, respectively, to board members, officers and certain employees under the 2012 Stock Incentive Plan.

On August 10, 2012, the Company issued 33,000 restricted shares of common stock to certain former directors for past service on the Company’s board of directors.

In the three months ending September 30, 2012 the Company issued 51,000 restricted shares of common stock to a group of Medicsight shareholders in connection to the Company’s purchase of 51 shares of Medicsight ordinary shares.

The above issuances were made in reliance on an exemption from registration set forth in Section 4(2) of the Securities Act. The issuances did not result in any proceeds to the Company.

Item 3:  Defaults upon senior securities

None.

Item 4:  Mine safety disclosures

Not Applicable.

Item 5:  Other information

None

Item 6:  Exhibits

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

MGT CAPITAL INVESTMENTS, INC

November 14, 2012	By: /s/ ROBERT B. LADD Robert B. Ladd President and Chief Executive Officer (Principal Executive Officer)
November 14, 2012	By: /s/ ROBERT P. TRAVERSA Robert P. Traversa Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

