Form 10-K
period 2012-12-31
MGT CAPITAL INVESTMENTS INC
filed 2013-03-29
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

Name of each exchange on which registered: NYSE MKT

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
(Do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒

As of June 30, 2012, the last day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the registrant’s Common stock held by non-affiliates of the registrant was approximately $6,477,983.

As of March 28, 2013, the registrant had outstanding 3,522,935 shares of Common stock, $0.001 par value

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of MGT Capital Investments, Inc. and its consolidated subsidiaries (the “Company”) to differ materially from those expressed or implied by such forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, our ability to enforce and monetize our patents, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations, the execution of restructuring plans; any statements concerning the likelihood of success of our patent enforcement litigation; any statement concerning developments, any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the performance of contracts by partners; employee management issues; the difficulty of aligning expense levels with revenue changes; and other risks that are described herein, including but not limited to the specific risks areas discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report, and that are otherwise described from time to time in the Company’s periodic disclosure statements and for reports filed with the Securities and Exchange Commission. The Company assumes no obligation and does not intend to update these forward-looking statements.

PART I

Item 1. Business

MGT Capital Investments, Inc. (“MGT”, “the Company”, “the Group”, “we”, “us”) is a Delaware corporation, incorporated in 2000. The Company was originally incorporated in Utah in 1977. As of December 31, 2012, MGT is comprised of, the parent company, majority-owned subsidiary MGT Gaming, Inc. (“MGT Gaming”) and wholly-owned subsidiary, Medicsight, Inc. (“Medicsight”). Our Corporate office is located at 500 Mamaroneck Avenue, Suite 204, Harrison, NY 10528. Our telephone number is (914) 630-7431.

MGT and its subsidiaries are engaged in the business of monetizing intellectual property.

MGT Gaming owns U. S. Patent No. 7,892,088 ("the '088 Patent”) entitled "Gaming Device Having a Second Separate Bonusing Event." The '088 Patent describes a gaming system in which a second game played on an interactive sign is triggered once specific events occur in a first game. As part of a business strategy to enforce its ownership rights, on November 2, 2012, MGT Gaming filed a lawsuit alleging patent infringement against multiple companies believed to be violating the '088 Patent. The lawsuit was filed in the United States District Court for the Southern District of Mississippi (Jackson Division) and names as defendants Caesars Entertainment (NASDAQ GS: CZR), MGM Resorts International, Inc. (NYSE: MGM), WMS Gaming, Inc. - a subsidiary of WMS Industries, Inc. (NYSE: WMS), Penn National Gaming, Inc. (NASDAQ GS: PENN), and Aruze Gaming America, Inc. The lawsuit alleges that the defendants either manufacture, sell or lease gaming systems that infringe on MGT Gaming's patent rights, or operate casinos that offer gaming systems in violation of MGT Gaming's patent rights. An amended version of the complaint was filed on December 17, 2012. The allegedly infringing products manufactured, distributed, used, sold and/or offered for sale by defendants include at least those identified under the trade names: "Pirate Battle," "Battleship," and one or more of "Clue," "Monopoly," "Amazon Fishing Competition," "Massive Fishing Competition," "Big Game Competition," "Jackpot Battle Royal" and "Paradise Fishing." On January 3, 2013, WMS (joined by CZR and MGM) moved to sever the litigation against each defendant, to transfer the action against WMS to the Northern District of Illinois and to dismiss the case. On January 7, 2013, defendants Aruze and PENN filed motion to dismiss. On January 24, 2013, defendants Aruze and PENN filed a motion to transfer venue to Nevada and Pennsylvania, respectively. Responsive and reply briefs have been filed and these motions are now fully briefed. As of March 25, 2013, the court has not made any decisions on these motions. In addition, on March 21, 2013, Aruze filed a separate action in Nevada seeking a declaratory judgment that it does not infringe the '088 patent and/or that the '088 patent is invalid or unenforceable. MGT Gaming's response to the action is due on April 11, 2013.

Medicsight is a medical technology company with patent ownership, as well as operations in imaging software and hardware devices, and consulting services. Medicsight’s computer-aided detection software ColonCAD™ assists radiologists with detection of colorectal polyps, and has received regulatory approvals including CE Mark and U. S. Federal Drug Administration (“FDA”) clearance. The Company also has developed an automated CO2 insufflation device called MedicCO2LON, which it commercializes through a global distributor. In addition, the Company provides consulting and communication services. On January 31, 2013, the Company announced it retained Munich Innovation Group to license or sell MGT's portfolio of international medical imaging patents associated with its wholly-owned subsidiary, Medicsight. The divestiture of the Medicsight patents would conclude MGT's plan to monetize this subsidiary. The Company has not entered into any definitive agreements with respect to the sale of the patents.

Strategy

The Company’s strategy is to generate revenues through monetization of its existing intellectual property portfolio within MGT Gaming and Medicsight, as well as to acquire additional intellectual property assets and monetize the value therefrom, however there can be no assurance that any acquisitions will occur at all, or that any such acquisitions will be accretive to earnings, book value and other financial metrics, or that any such acquisitions will generate positive returns for Company shareholders. Furthermore, it is contemplated that any acquisitions may require the Company to raise capital; such capital may not be available on terms acceptable to the Company, if at all.

Intellectual property

MGT Gaming is the majority owner of the ‘088 Patent. Three patents have been granted in the US covering aspects of Medicsight Computer Aided Design (“CAD”) technology. In addition, Medicsight has filed several patent applications in the United States, the United Kingdom, the European Patent Office, Japan, and under the International Patent Cooperation Treaty (which currently has approximately 144 member countries) covering Medicsight’s core technologies and their applications.

Medicsight’s portfolio of patents includes 15 owned and 6 pending patents. Failure to register appropriate patents, copyrights or trademarks in any jurisdiction may impede our ability to create brand awareness in our products, result in expenses in pursuing our rights with respect to our intellectual property, or result in lost revenues due to intellectual property disputes. We may be required to purchase licenses from sellers with prior rights in any country with no assurance that such rights will be available at a commercially acceptable cost.

Competition

We expect to encounter increased competition in the area of patent acquisitions and enforcement.  This includes an increase in the number of competitors seeking to acquire the same or similar patents and technologies that we may seek to acquire.

Other companies may develop competing technologies that offer better or less expensive alternatives to our patented technologies that we may acquire and/or license.  Many potential competitors may have significantly greater resources than the resources that our operating subsidiaries possess.  Technological advances or entirely different approaches developed by one or more of our competitors could render certain of the technologies owned or controlled by our operating subsidiaries obsolete and/or uneconomical.

The Company faces many competitors ranging from large CT scanner manufacturers such as GE, Hitachi, Philips, Siemens and Toshiba to smaller medical imaging and visualization companies, in addition to other independent CAD software providers.

Employees

As of December 31, 2012, the Company and its subsidiaries had 7 full-time employees.  Our employees are not represented by a union and we believe our relationships with our employees are good.

Available information

MGT maintains a website at www.mgtci.com. The Company makes available free of charge, our annual report on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K, including any amendments to the foregoing reports, as soon as is reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission or the SEC. These materials along with our Code of Business Conduct and Ethics are also available through our corporate website at www.mgtci.com. A copy of this Annual Report on Form 10-K (“Annual report”)is located at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The public may also download these materials from the Securities and Exchange Commission’s website at http://www.sec.gov.  Any amendments to, and waivers of, our Code of Business Conduct and Ethics will be posted on our corporate website. The Company is not including the information contained at www.mgtci.com as a part of this Annual Report.

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

We cannot assure you that we will be successful in commercializing any of the Company’s products or if any of our products are commercialized, that they will be profitable for the Company.

The Company has only had a limited operating history and generates limited revenue from operations upon which an evaluation of our prospects can be made.  The Company’s prospects must be considered keeping in mind the risks, expenses and difficulties frequently encountered in the establishment of a new business in a constantly changing industry.  There can be no assurance that the Company will be able to achieve profitable operations in the foreseeable future, if at all.

The Company has identified a number of specific risk areas that may affect our operations and results in the future:

Company specific risks

If we are unable to license or otherwise monetize our intellectual property or generate revenue and profit through those assets, there is a significant risk that our intellectual property monetization strategy will fail.

Effective June 1, 2012, we acquired an interest in the ‘088 Patent, entitled “Gaming Device Having a Second Separate Bonusing Event” that we plan to license or otherwise monetize. If our efforts to generate revenue from the ‘088 Patent fail, we will incur significant losses and may be unable to acquire additional intellectual property assets. If this occurs, our patent monetization strategy will likely fail.

We plan to commence additional legal proceedings against companies in the gaming industry to enforce our intellectual property rights, and we expect such litigation to be time-consuming and may adversely affect our financial condition and ability to operate our business.

To license or otherwise monetize the ‘088 Patent, we have commenced legal proceedings against the owners of gaming devices pursuant to which we allege that such companies infringed on the Patent. Our viability will be highly dependent on the outcome of this litigation, and there is a risk that we may be unable to achieve the results that we desire from such litigation, which failure would harm our overall business. In addition, the potential defendants in the litigation are much larger than us and have substantially more resources, which could make our litigation efforts more difficult.

Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. Once initiated, we may be forced to litigate against others to enforce or defend our intellectual property rights or to determine the validity and scope of other parties’ proprietary rights. The defendants or other third parties involved in potential lawsuits may allege defenses and/or file counterclaims in an effort to avoid or limit liability and damages for patent infringement. If such defenses or counterclaims are successful, they may preclude our ability to derive licensing revenue from our patents. A negative outcome of any such litigation, or one or more claims contained within any such litigation, could materially and adversely impact our business.

While we believe that the ‘088 Patent is infringed upon by certain companies, there is a risk that a court will find the ‘088 Patent invalid, not infringed or unenforceable and/or that the U.S. Patent and Trademark Office (“USPTO”) will either invalidate the ‘088 Patent or materially narrow the scope of their claims during the course of a re-examination. In addition, even with a positive trial court verdict, the ‘088 Patent may be invalidated, found not to be infringed or rendered unenforceable on appeal. This risk may occur in litigations we bring. If this were to occur, it would have a material adverse effect on the viability of the Company and our operations.

We believe that certain gaming companies infringe on the ‘088 Patent, but recognize that obtaining and collecting a judgment against such infringers may be difficult or impossible. Patent litigation is inherently risky and the outcome is uncertain. Some of the parties that we believe infringe on the ‘088 Patent are large and well-financed companies with substantially greater resources than us. We believe that these parties would devote a substantial amount of resources in an attempt to avoid or limit a finding that they are liable for infringing on the ‘088 Patent or, in the event liability is found, to avoid or limit the amount of associated damages.

In addition there is a risk that these parties may file re-examinations or other proceedings with the USPTO or other government agencies in an attempt to invalidate, narrow the scope or render unenforceable the ‘088 Patent.

At this time, we cannot predict the outcome of such litigation or administrative action, and if we are unsuccessful in our litigation efforts for any reason, our business would be significantly harmed.

Moreover, in connection with any of our present or future patent enforcement actions, it is possible that a defendant may request and/or a court may rule that we have violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against us or award attorneys’ fees and/or expenses to one or more of the defendants, which could be material, and if we are required to pay such monetary sanctions, attorneys’ fees and/or expenses, such payment could materially harm our operating results and financial position.

In addition, it is difficult in general to predict the outcome of patent enforcement litigation at the trial level. There is a higher rate of appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time-consuming, and the outcomes of such appeals are sometimes unpredictable, resulting in increased costs and reduced or delayed revenue.

Finally, we believe that the more prevalent patent enforcement actions become, the more difficult it will be for us to license the ‘088 Patent without engaging in litigation. As a result, we may need to increase the number of our patent enforcement actions to cause infringing companies to license the ‘088 Patent or pay damages for lost royalties. This will adversely affect our operating results due to the high costs of litigation and the uncertainty of the results.

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

In addition, on September 16, 2011, the Leahy-Smith America Invents Act (or the Leahy-Smith Act), was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These changes include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The USPTO is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until one year or 18 months after enactment. Accordingly, it is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and our implementation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Further, and in general, it is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become enacted as laws. Compliance with any new or existing laws or regulations could be difficult and expensive, affect the manner in which we conduct our business and negatively impact our business, prospects, financial condition and results of operations.

Our acquisitions of additional patent assets may be time consuming, complex and costly, which could adversely affect our operating results.

Acquisitions of patent or other intellectual property assets, which are and will be critical to our business plan, are often time consuming, complex and costly to consummate. We may utilize many different transaction structures in such acquisitions and the terms of such acquisition agreements tend to be heavily negotiated. As a result, we expect to incur significant operating expenses and will likely be required to raise capital during the negotiation process even if the acquisition is ultimately not consummated. Even if we are able to acquire particular patent assets, there is no guarantee that we will generate sufficient revenue related to those patent assets to offset the acquisition costs. While we will seek to conduct confirmatory due diligence on the patent assets we are considering for acquisition, we may acquire patent assets from a seller who does not have proper title to those assets. In those cases, we may be required to spend significant resources to defend our interest in the patent assets and, if we are not successful, our acquisition may be invalid, in which case we could lose part or all of our investment in the assets.

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

We have limited capital and may seek to negotiate acquisitions of patent or other intellectual property assets to defer, where possible, payments or we may seek to finance a portion of the acquisition price. These types of debt financing or deferred payment arrangements may not be as attractive to sellers of patent assets as it would be to receive the full purchase price for those assets in cash at the closing of the acquisition. As a result, we may not compete effectively against other companies in the market for acquiring patent assets, many of whom have greater cash resources than we have. In addition, any failure to satisfy our debt repayment obligations may result in adverse consequences to our operating results.

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

Our business plan depends significantly on worldwide economic conditions, and the United States and world economies have recently experienced weak economic conditions. Uncertainty about global economic conditions poses a risk as businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values. This response could have a material negative effect on the willingness of parties infringing on our technology to enter into licensing or other revenue generating agreements voluntarily. Entering into such agreements is critical to our business plan, and our failure to do so could cause material harm to our business

We may be unable to develop our existing or future technology.

Our Medicsight CAD system may not deliver the levels of accuracy and reliability needed to make it a successful product in the market place.  Additionally, the development of such accuracy and reliability may be indefinitely delayed or may never be achieved.  Failure to develop this or other technology could have an adverse material effect on our business, financial condition, results of operations and future prospects.

The market for Medicsight’s technology is slow to develop, if at all.

The market for the Medicsight CAD products may be slower to develop or smaller than estimated or it may be more difficult to build the market than anticipated.  The medical community may resist Medicsight CAD products or be slower to accept them than we anticipate.  Revenues from Medicsight CAD may be delayed or costs may be higher than anticipated which may result in the Company requiring additional funding.  Medicsight’s principal route to market is via commercial distribution partners.  These arrangements are generally non-exclusive and have no guaranteed sales volumes or commitments.  The partners may be slower to sell our products than anticipated.  Any financial, operational or regulatory risks that affect our partners could also affect the sales of our products.  In the current economic environment, hospitals and clinical purchasing budgets that are reliant on external debt financing may result in purchasing decisions being delayed.  If any of these situations were to occur this could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We may be slow to receive required regulatory approvals from respective government regulators, if we receive them at all.

The Medicsight CAD system is subject to regulatory requirements in the USA, Europe, Japan, China and our other targeted markets.  Necessary regulatory approvals may not be obtained or may be delayed.  We may incur substantial additional costs in obtaining regulatory approvals for our products in our targeted markets. Any delays in obtaining the necessary regulatory approvals increase the risk that our competitors’ products are approved before our own.  The failure to obtain these approvals on a timely basis and/or the associated costs could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

The medical imaging market we operate in is highly competitive.

There are a number of groups and organizations, such as software companies in the medical imaging field, multi-detector computerized tomography scan (“MDCT”) manufacturers, screening companies and other healthcare providers that may develop a competitive offering to the Medicsight CAD products.  In addition, these competitors may have significantly greater resources than us.  We cannot make any assurance that they will not attempt to develop such offerings, that they will not be successful in developing such offerings or that any offerings they may develop will not have a competitive edge over Medicsight CAD products. With delayed regulatory approvals and/or disputed clinical claims we may not have a commercial or clinical advantage over competitors’ products.  Should a superior offering come to market, this could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We are a developing company with limited revenues from operations.

We have incurred significant operating losses since inception and generate limited revenues from operations. As a result, we have generated negative cash flows from operations and have an accumulated deficit of $288,447, as of December 31, 2012. We are operating in a developing industry based on a new technology and our primary source of funds to date has been through the issuance of securities and borrowing funds. There can be no assurance that management’s efforts will be successful or that the products we develop and market will be accepted by consumers. If our products are ultimately unsuccessful in the market, this could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

The protection of our intellectual property may be uncertain and we may face claims of others.

Although we have received patents and have filed patent applications with respect to certain aspects of our technology, we generally do not rely on patent protection with respect to our products and technologies. Instead, we rely primarily on a combination of trade secret and copyright law, employee and third party non-disclosure agreements and other protective measures to protect intellectual property rights pertaining to our products and technologies. Such measures may not provide meaningful protection of our trade secrets, know how or other intellectual property in the event of any unauthorized use, misappropriation or disclosure. Others may independently develop similar technologies or duplicate our technologies. In addition, to the extent that we apply for any patents, such applications may not result in issued patents or, if issued, such patents may not be valid or of value. Third parties could, in the future, assert infringement or misappropriation claims against us with respect to our current or future products and technologies, or we may need to assert claims of infringement against third parties. Any infringement or misappropriation claim by us or against us could place significant strain on our financial resources, divert management’s attention from our business and harm our reputation. The costs of prosecuting or defending an intellectual property claim could be substantial and could adversely affect our business, even if we are ultimately successful in prosecuting or defending any such claims. If our products or technologies are found to infringe the rights of a third party, we could be required to pay significant damages or license fees or cease production, any of which could have material adverse effect on our business. If a claim is brought against us, or we ultimately prove unsuccessful on the claims on our merits, this could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We may fail to attract and retain qualified personnel.

There is intense competition from other companies, research and academic institutions, government entities and other organizations for qualified personnel in the areas of our activities.  If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our marketing and development activities, and this could have a material adverse effect on our business, financial condition, results of operations and future prospects.

If we do not effectively manage changes in our business, these changes could place a significant strain on our management and operations.

To manage our growth successfully, we must continue to improve and expand our systems and infrastructure in a timely and efficient manner.  Our controls, systems, procedures and resources may not be adequate to support a changing and growing company.  If our management fails to respond effectively to changes and growth in our business, including acquisitions, this could have a material adverse effect on our business, financial condition, results of operations and future prospects.

General market risks

We may not be able to access credit.

We face the risk that we may not be able to access credit, either from lenders or suppliers.  Failure to access credit from any of these sources could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Recent global economic trends could adversely affect our business, liquidity and financial results.

Recent global economic conditions, including disruption of financial markets, could adversely affect us, primarily through limiting our access to capital and disrupting our clients’ businesses.  In addition, continuation or worsening of general market conditions in economies important to our businesses may adversely affect our clients’ level of spending and ability to obtain financing, leading to us being unable to generate the levels of sales that we require.  Current and continued disruption of financial markets could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We may not be able to maintain effective internal controls.

If we fail to maintain the adequacy of our internal accounting controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an on-going basis that we have effective internal controls over financial reporting in accordance with Section 404.  Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

If our Common stock is delisted from the NYSE MKT LLC, the Company would be subject to the risks relating to penny stocks.

If our Common stock were to be delisted from trading on the NYSE MKT LLC and the trading price of the Common stock were below $5.00 per share on the date the Common stock were delisted, trading in our Common stock would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock" and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally institutions. These additional requirements may discourage broker-dealers from effecting transactions in securities that are classified as penny stocks, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell such securities in the secondary market. A penny stock is defined generally as any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

Item 1B. Unresolved staff comments

Not applicable.

Item 2. Properties

Our principal executive office is located at 500 Mamaroneck Avenue, Suite 204, Harrison, NY 10528 where we occupy 2,718 square feet under a lease that expires on November 30, 2014.

The Company believes our office is in good condition and is sufficient to conduct our operations.

Item 3. Legal proceedings

On November 2, 2012, MGT Gaming filed a lawsuit alleging patent infringement against multiple companies believed to be violating MGT Gaming's patent No. 7,892,088 entitled "Gaming Device Having a Second Separate Bonusing Event." The '088 patent describes a gaming system in which a second game played on an interactive sign is triggered once specific events occur in a first game. The lawsuit was filed in the United States District Court for the Southern District of Mississippi (Jackson Division) and names as defendants Caesars Entertainment (NASDAQ GS: CZR), MGM Resorts International, Inc. (NYSE: MGM), WMS Gaming, Inc. - a subsidiary of WMS Industries, Inc. (NYSE: WMS), Penn National Gaming, Inc. (NASDAQ GS: PENN), and Aruze Gaming America, Inc. The lawsuit alleges that the defendants either manufacture, sell or lease gaming systems that infringe on MGT Gaming's patent rights, or operate casinos that offer gaming systems in violation of MGT Gaming's patent rights. An amended version of the complaint was filed on December 17, 2012. The allegedly infringing products manufactured, distributed, used, sold and/or offered for sale by defendants include at least those identified under the trade names: "Pirate Battle," "Battleship," and one or more of "Clue," "Monopoly," "Amazon Fishing Competition," "Massive Fishing Competition," "Big Game Competition," "Jackpot Battle Royal" and "Paradise Fishing." On January 3, 2013 WMS (joined by CZR and MGM) moved to sever the litigation against each defendant, to transfer the action against WMS to the Northern District of Illinois and to dismiss the case. On January 7, 2013, defendants Aruze and PENN filed a motion to dismiss. On January 24, 2013, defendants Aruze and PENN filed motion to transfer venue to Nevada and Pennsylvania, respectively. Responsive and reply briefs have been filed and these motions are now fully briefed. As of March 25, 2013 the court has not made any decisions on these motions. In addition, on March 21, 2013, Aruze filed a separate action in Nevada seeking a declaratory judgment that it does not infringe the '088 patent and/or that the '088 patent is invalid or unenforceable. MGT Gaming's response to the action is due on April 11, 2013.

Item 4. Mine safety disclosures

None.

PART II

Item 5. Market for registrant’s common equity, related stockholder matters and issuer’s purchases of equity securities

Market information

Our Common stock is traded on the NYSE MKT LLC (the “Exchange”) under the symbol “MGT”.

The following table sets forth the high and low last reported sales prices (adjusted for the 1-for-500 reverse stock split of the Company’s outstanding Common stock, immediately followed by a forward stock split of the Company’s outstanding Common stock, at an exchange ratio of 15-for-1 shares of the Company’s outstanding Common stock, effected March 21, 2012) of our Common stock for each quarterly period during 2012, and 2011.

	High	Low
2012
Fourth Quarter	$6.99	$2.93
Third Quarter	6.05	4.24
Second Quarter	6.59	1.95
First Quarter	3.15	1.33

2011
Fourth Quarter	$3.00	$1.33
Third Quarter	6.00	1.67
Second Quarter	10.33	6.00
First Quarter	14.67	8.33

On March 28, 2013 the Company’s Common stock closed on the Exchange at $3.04 per share.

As of March 28, 2013 there were 346 stockholders of record of our Common stock.

Dividends

The Company has never declared or paid cash dividends on its Common stock or Convertible Preferred Series A stock and has no intention to do so in the foreseeable future.

Recent sales of unregistered securities

On August 9, 2012, the Company issued 75,000 restricted shares of Common stock to Chardan Capital Markets, LLC (“Chardan”) and certain affiliates of Chardan in consideration of investment banking services rendered.

On August 9, 2012 and August 20, 2012, the Company issued 232,000 and 6,000 restricted shares of Common stock, respectively, to the board of directors, officers and certain employees under the 2012 Stock Incentive Plan.

On August 10, 2012, the Company issued 33,000 restricted shares of Common stock to certain former directors for past service on the Company’s board of directors.

During 2012, the Company issued 93,000 restricted shares of Common stock, to a group of Medicsight Ltd shareholders in connection to the Company’s purchase of 93 shares of Medicsight Ltd ordinary shares.

On December 18, 2012, and December 26, 2012, the Company issued 144,000 and 10,000 restricted shares of Common stock, respectively, to the board of directors, officers and certain employees under the 2012 Stock Incentive Plan.

On December 31, 2012, the Company issued 14,404 shares of Convertible Preferred Series A stock as dividend shares to record shareholders of said Preferred for dividends due from October 29, 2012 through December 31, 2012.

The above issuances were made in reliance on an exemption from registration set forth in Section 4(2) of the Securities Act. The issuances did not result in any proceeds to the Company.

Item 6. Selected financial data.

Not applicable.

Item 7. Management’s discussion and analysis of financial condition and results of operations

Executive summary

MGT Capital Investments, Inc. (“MGT”, “the Company”, “the Group”, “we”, “us”) is a Delaware corporation, incorporated in 2000. The Company was originally incorporated in Utah in 1977. As of December 31, 2012, MGT is comprised of, the parent company, majority-owned subsidiary MGT Gaming, Inc. (“MGT Gaming”) and wholly-owned subsidiary, Medicsight, Inc. (“Medicsight”). Our Corporate office is located at 500 Mamaroneck Avenue, Suite 204, Harrison, NY 10528. Our telephone number is (914) 630-7431.

The Company closed the following non-essential subsidiaries during the twelve months ended December 31, 2012, as part of its expense reduction plan: Medicsight Nominees Limited, Medicsight UK Limited, Medicsight FZE, Medicendo Limited, MedicCO2LON Limited, Medicsight KK, Medicsight PTY, Medicsight Ltd, MGT Investments (Gibraltar) Limited, MGT Capital Investments Limited and its wholly-owned subsidiary MGT Capital Investments (UK) Limited.

In order to reduce the burden of further administrative costs on the Company, we filed an application to the Registrar of Companies under s1003 of the Companies Act 2006 for Medicsight Ltd’s dissolution. As a part of the dissolution of this non-essential subsidiary, Medicsight Ltd assigned its intellectual property to Medicsight, Inc. and its ownership in Medicsight, Inc. to MGT. Medicsight Ltd was closed as of December 31, 2012.

The Company has incurred significant operating losses since inception and continues to generate losses from operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $288,447 at December 31, 2012. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that the products or patent monetization strategy will be successful. Furthermore, it is contemplated that any acquisitions may require the Company to raise capital; such capital may not be available on terms acceptable to the Company, if at all.

At December 31, 2012, MGT’s cash, cash equivalents and restricted cash were $5,482, including $49 held in MGT Gaming.

Management believes that the current level of working capital will be sufficient to allow the Company to maintain its operations into April 2014.

MGT and its subsidiaries are engaged in the business of monetizing intellectual property.

MGT Gaming owns U. S. Patent No. 7,892,088 ("the '088 Patent”) entitled "Gaming Device Having a Second Separate Bonusing Event." The '088 Patent describes a gaming system in which a second game played on an interactive sign is triggered once specific events occur in a first game. As part of a business strategy to enforce its ownership rights, on November 2, 2012, MGT Gaming filed a lawsuit alleging patent infringement against multiple companies believed to be violating the '088 Patent. The lawsuit was filed in the United States District Court for the Southern District of Mississippi (Jackson Division) and names as defendants Caesars Entertainment (NASDAQ GS: CZR), MGM Resorts International, Inc. (NYSE: MGM), WMS Gaming, Inc. - a subsidiary of WMS Industries, Inc. (NYSE: WMS), Penn National Gaming, Inc. (NASDAQ GS: PENN), and Aruze Gaming America, Inc. The lawsuit alleges that the defendants either manufacture, sell or lease gaming systems that infringe on MGT Gaming's patent rights, or operate casinos that offer gaming systems in violation of MGT Gaming's patent rights. An amended version of the complaint was filed on December 17, 2012. The allegedly infringing products manufactured, distributed, used, sold and/or offered for sale by defendants include at least those identified under the trade names: "Pirate Battle," "Battleship," and one or more of "Clue," "Monopoly," "Amazon Fishing Competition," "Massive Fishing Competition," "Big Game Competition," "Jackpot Battle Royal" and "Paradise Fishing." On January 3, 2013, WMS (joined by CZR and MGM) moved to sever the litigation against each defendant, to transfer the action against WMS to the Northern District of Illinois and to dismiss the case. On January 7, 2013, defendants Aruze and PENN filed motion to dismiss. On January 24, 2013, defendants Aruze and PENN filed a motion to transfer venue to Nevada and Pennsylvania, respectively. Responsive and reply briefs have been filed and these motions are now fully briefed. As of March 25, 2013, the court has not made any decisions on these motions. In addition, on March 21, 2013, Aruze filed a separate action in Nevada seeking a declaratory judgment that it does not infringe the '088 patent and/or that the '088 patent is invalid or unenforceable. MGT Gaming's response to the action is due on April 11, 2013.

Medicsight, a medical technology company with patent ownership, as well as operations in imaging software and hardware devices, and consulting services. The company’s computer-aided detection software ColonCAD™ assists radiologists with detection of colorectal polyps, and has received regulatory approvals including CE Mark and U. S. Federal Drug Administration (“FDA”) clearance. The Company also has developed an automated CO2 insufflation device called MedicCO2LON, which it commercializes through a global distributor. In addition, the company provides consulting and communication services.

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

On March 26, 2012, at Medicsight Ltd’s General Meeting, stockholders approved a resolution to effect a Reverse Split of the Company’s existing ordinary shares of £0.05 par value per share into 1 new ordinary share of £16,250 par value per share and for MGT to acquire all New Ordinary Shares representing the fractions of shares left over following the Reverse Split. The exchange ratio for the Reverse Split was 1 for 325,000. As a result of the Reverse Split, stockholders holding fewer than 325,000 shares were cancelled and not entitled to a cash payment for fractional shares. As of March 31, 2012, MGT held 318 shares (66.5%) of the 478 issued share capital of Medicsight Ltd.

Subsequent to March 26, 2012, and through December 31, 2012, MGT acquired an additional 160 shares of Medicsight Ltd’s ordinary shares, 67 ordinary shares were acquired for cash consideration of $51 and 93 ordinary shares were acquired in exchange for 93,000 shares of the Company’s Common stock with a fair value of $418.  On December 6, 2012 at Medicsight Ltd’s General Meeting, the stockholders approved a resolution to effect a Reverse Split of Medicsight Ltd’s remaining shares at an exchange rate of 1 for 25. As a result, stockholders holding fewer than 25 shares at the time of the reversal received a cash payment of $16, in lieu of fractional shares and no longer had an interest in Medicsight Ltd. As a result of the purchase of additional shares and the reverse split, as of December 6, 2012, MGT held 100% of the issued share capital of Medicsight Ltd.

As of December 31, 2012, the Company paid $33 and accrued $18 related to acquisition of shares subsequent to March 26, 2012.

On May 11, 2012, the Company entered into a Contribution and Sale Agreement (the “Sale Agreement”) with J&S Gaming, Inc. (“J&S”), and MGT Gaming, Inc. (“MGT Gaming”) for the acquisition of U.S. Patent #7,892,088, entitled “Gaming Device Having a Second Separate Bonusing Event” (“the ‘088 Patent”). The ‘088 Patent acquired was recorded at its estimated fair value of $1,819 at the date of closing. Pursuant to the Sale Agreement, (i) J&S sold certain patents to MGT Gaming in exchange for 1,000 shares (constituting 100% ownership) of MGT Gaming Common stock, par value $0.001; (ii) the Company purchased from J&S 550 MGT Gaming Shares constituting 55% ownership in exchange for $200 cash and a four (4) year warrant to purchase 350,000 shares of the Company’s Common stock at an exercise price of $4.00 per share, subject to certain anti-dilution provisions (the “Warrants”); (iii) the Company and J&S agreed to grant rights of first refusal, “tag-along” and “drag-along” rights to one another with respect to their respective MGT Gaming Shares. As a result of an anti-dilution provision in the warrants, with respect to future stock or option grants to officers of the Company, the Company anticipated issuing 50,000 additional Warrants to J&S over the next 12 months from the date of acquisition. These additional warrants were included in the calculation of purchase price for the intellectual property acquisition. The fair value of the 400,000 warrants was determined to be $800 as of June 1, 2012, the warrant issuance date. The warrants were fair-valued as of the issuance date of June 1, 2012, at $800 based upon the following Black-Scholes pricing model (“BSM”) assumptions; risk free rate 0.80%; expected term four (4) years; annual volatility 75.0%; exercise price $4.00; as the underlying shares had not yet been registered at the issuance date, the market price at June 1, 2012, was discounted by approximately 11% for options pricing purposes. In connection to the grant of restricted shares to officers of the Company, on November 19, 2012, the Company issued 3,029 additional warrants to J&S related to the anti-dilution provision in the Common stock Warrant agreement. The additional warrants were fair-valued on the grant date of the restricted shares, based upon the following Black-Scholes pricing model assumptions; risk free rate 0.80%; expected term four (4) years; annual volatility 75.0%; exercise price $4.00. The Company recognized $8 warrant expense for the year ended December 31, 2012, related to the issuance of these additional warrants.

For purposes of determining expected volatility, since the Company does not have representative historical data to determine volatility based upon its own information, the Company used significant judgment to identify a peer group and determine the appropriate weighting in order to estimate the volatility rate for use in the BSM. The risk-free rate for the period coincides with the expected life of the warrants and is based on the U.S. Treasury Department yield curve in effect at the time of closing.

On May 24, 2012, the Company entered into a securities purchase agreement (the “SPA”) with Hudson Bay Fund Ltd. (the “Investor”). The SPA provided for the purchase of an 18 month promissory note (the “Senior Secured Convertible Note” or the “Note”) convertible into up to 1,166,667 shares of Company Common stock at a conversion price of $3.00 per share and a warrant (the “Hudson Bay Warrant” or the “HB Warrant”) to purchase up to 875,000 shares of Common stock at an exercise price of $3.00 per share for proceeds of $3,500 (the “Hudson Bay Transaction”). The HB Warrant is exercisable at the option of the holder at a $3.00 per share exercise price and the Company can require exercise if the Weighted Average Price of the Company’s Common stock equals or exceeds 250% of the exercise price for no less than twenty (20) Trading Days during any thirty (30) consecutive Trading Day period occurring following the issuance date, as such terms are defined in the HB Warrant. The HB Warrant exercise price is subject to adjustment in the case of combination or subdivision of stock or in the event of the granting of any stock appreciation rights, phantom stock rights or other rights with equity features. The Note allows for payment of Common stock in lieu of cash interest payments due pursuant to the Note. In connection with the Hudson Bay Transaction, MGT issued 75,000 shares of Common stock to Chardan Capital Markets, LLC (“Chardan”) and certain affiliates of Chardan in consideration of investment banking services rendered. Stockholder approval was obtained for the issuance of 75,000 shares of Common stock to Chardan.

On October 9, 2012, the Company executed two identical exchange agreements (collectively, the “Agreements”) settling the outstanding Note for a cash payment of $3.5 million and 100,000 shares of the Company’s Common stock valued at $415, using the opening price of the Company’s Common stock on October 9, 2012. The net carrying amount of the Note on the date of extinguishment was $2,698 which was comprised of the amount due at maturity of $3,500 less unamortized debt discount of $802 related to the amount allocated to the warrants and the beneficial conversion feature at issuance. The total reacquisition price of $3,915 was allocated first to the repurchased beneficial conversion feature by recording a reduction of additional paid-in capital of $1,341 measured as the intrinsic value of that conversion feature at the extinguishment date with the residual amount of the reacquisition price of $2,574 allocated to the Note. The difference between the reacquisition price allocated to the Note and the net carrying amount of the Note resulted in a gain of $124 which when netted with the write off of unamortized deferred financing costs of $462 and legal cost of $17, at extinguishment resulted in a total loss on extinguishment of $355. Extinguishment of debt, gains and losses, including fees, incurred in connection with the early extinguishment of debt are charged to current earnings as reductions in non-operating expenses.

On November 2, 2012, the Company closed two separate financing agreements with various institutional investors providing an aggregate of $5.9 million of capital. The capital raise was comprised of the sale of 1,380,362 Convertible Preferred Series A Stock (“Preferred Stock”) (including 2,760,724 warrants to purchase MGT Common stock), resulting in gross proceeds of $4.5 million, plus a separate sale of 453,000 shares of MGT Common stock at $3.01 per share for gross proceed of $1.4 million. On October 26, 2012, this transaction was approved by the Exchange. The Preferred Stock is convertible into the Company's Common stock at a fixed price of $3.26 per share and carries a 6% dividend. In February and March 2013, 241,748 and 30,000 shares of the Company’s Preferred Convertible Series A Stock were converted into 241,748 and 30,000 shares, of the Company’s common stock, respectively. The Warrants have a five-year life and are exercisable at $3.85 per MGT share; the Company issued a total of 2,760,724 warrants. The Common stock was sold at $3.01 per share with a total of 453,000 shares sold, under its S-3 Registration Statement (Registrant No. 333-182298), which was declared effective on September 25, 2012.

The Company is analyzing potential acquisition opportunities, as well as various intellectual property assets. There can be no assurance that any future acquisitions will occur at all, or that any such acquisitions will be accretive to earnings, book value and other financial metrics, or that any such acquisitions will generate positive returns for Company shareholders. Furthermore, it is contemplated that any acquisitions may require the Company to raise additional capital; such capital may not be available on terms acceptable to the Company, if at all.

Patent enforcement

On November 2, 2012, MGT Gaming filed a lawsuit alleging patent infringement against multiple companies believed to be violating the '088 Patent. The lawsuit was filed in the United States District Court for the Southern District of Mississippi (Jackson Division) and names as defendants Caesars Entertainment (NASDAQ GS: CZR), MGM Resorts International, Inc. (NYSE: MGM), WMS Gaming, Inc. - a subsidiary of WMS Industries, Inc. (NYSE: WMS), Penn National Gaming, Inc. (NASDAQ GS: PENN), and Aruze Gaming America, Inc. The lawsuit alleges that the defendants either manufacture, sell or lease gaming systems that infringe on MGT Gaming's patent rights, or operate casinos that offer gaming systems in violation of MGT Gaming's patent rights. An amended version of the complaint was filed on December 17, 2012. The allegedly infringing products manufactured, distributed, used, sold and/or offered for sale by defendants include at least those identified under the trade names: "Pirate Battle," "Battleship," and one or more of "Clue," "Monopoly," "Amazon Fishing Competition," "Massive Fishing Competition," "Big Game Competition," "Jackpot Battle Royal" and "Paradise Fishing." On January 3, 2013, WMS (joined by CZR and MGM) moved to sever the litigation against each defendant, to transfer the action against WMS to the Northern District of Illinois and to dismiss the case. On January 7, 2013, defendants Aruze and PENN filed motion to dismiss. On January 24, 2013, defendants Aruze and PENN filed a motion to transfer venue to Nevada and Pennsylvania, respectively. Responsive and reply briefs have been filed and these motions are now fully briefed. As of March 25, 2013, the court has not made any decisions on these motions. In addition, on March 21, 2013, Aruze filed a separate action in Nevada seeking a declaratory judgment that it does not infringe the '088 patent and/or that the '088 patent is invalid or unenforceable. MGT Gaming's response to the action is due on April 11, 2013.

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

MGT Gaming has entered into a contingent fee arrangement with Nixon & Vanderhye P.C. (“the law firm”) to represent MGT Gaming as plaintiff in the lawsuit. MGT Gaming will pay out-of-pocket expenses (as that term is defined in the retainer agreement) until such time, if ever, as the lawsuit produces revenue. At that time, the law firm is entitled to a percentage of such revenue, after out-of-pocket expenses are deducted. This contingent fee arrangement reduces the potential value of any legal settlements or judgments, but also reduces the possibility of unpredictable and uncontrollable legal expenses.

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

Principles of consolidation

The consolidated financial statements include the accounts of our Company plus majority-owned subsidiary, MGT Gaming and wholly-owned subsidiary, Medicsight. All intercompany transactions and balances have been eliminated. Prior to the change in functional currency, all foreign currency translation gains and losses arising on consolidation were recorded in stockholders’ equity as a component of accumulated other comprehensive income / (loss). Non-controlling interest represents the minority equity investment in any of the MGT subsidiaries, plus the minorities’ share of the net operating result and other components of equity relating to the non-controlling interest.

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash, cash equivalents and restricted cash

The Company considers investments with original maturities of three months or less to be cash equivalents. Restricted cash primarily represents cash not available for immediate and general use by the Company.

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

Deferred financing costs

In conjunction with the issuance of Senior Secured Convertible Notes on June 1, 2012, the Company incurred certain financing costs, including the issuance of Common stock. The Company accounts for deferred financing costs in accordance with Accounting Standards (“ASC”) 470-10 “Debt”. Deferred financing costs are amortized through periodic charges to other non-operating expenses over the term of the related financial instrument using the effective interest method.

Intangible assets

Estimates of future cash flows and timing of events for evaluating long-lived assets for impairment are based upon management’s judgement and whenever events or changes in circumstances indicate that their carrying value may not be recoverable in accordance with ASC Topic 360-10-35, “Impairment or Disposal of Long-Lived Assets”. If any of our intangible or long-lived assets are considered to be impaired, the amount of impairment to be recognized is the excess of the carrying amount of the assets over its fair value. Applicable long-lived assets are amortized or depreciated over the shorter of their estimated useful lives, the estimated period that the assets will generate revenue, or the statutory or contractual term in the case of patents. Estimates of useful lives and periods of expected revenue generation are reviewed periodically for appropriateness and are based upon management’s judgment.

Convertible instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities” and ASC 470 “Debt”. Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule, when the host instrument is deemed to be conventional as that term is described under applicable GAAP.

Beneficial conversion features

From time to time, the Company may issue convertible instruments that may have conversion prices that create an embedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of any detachable equity instruments, if any related equity instruments were granted with the debt. The intrinsic value of the beneficial conversion feature is recorded as a discount with a corresponding amount to additional paid-in-capital. A discount to the convertible instrument is accreted to expense over the life of the instrument using the effective interest method.

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

MedicCO2LON is sold exclusively through our distribution partner Ultrasound Technologies, Ltd. Revenue is recognized as orders are satisfied and goods are delivered to our distribution partner. The Company generally offers terms which require payments within 30 – 45 days from invoicing.

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

Restricted stock awards are granted at the discretion of the Company. These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically over an eighteen month period (vesting on a straight-line basis). The fair value of a stock award is equal to the fair market value of a share of Company stock on the grant date

The fair value of option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions are the expected stock volatility, the risk-free interest rate, the option’s expected life and the dividend yield on the underlying stock. Expected volatility is calculated based on the historical volatility of our Common stock over the expected option life and other appropriate factors. Risk-free interest rates are calculated based on continuously compounded risk-free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on our Common stock and does not intend to pay dividends on our Common stock in the foreseeable future. The expected forfeiture rate is estimated based on historical experience.

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

The Company accounts for share-based payments granted to non-employees in accordance with ASC 505, “Equity Based Payments to Non-Employees”. The Company determines the fair value of the stock-based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

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

Effective June 30, 2012, in connection with the closing of the Medicsight UK office at quarter end June 2012, and the final transfer of all operations to the U.S., along with MGT’s proceeds from the sale of $3.5 million of convertible notes on June 1, 2012, the Company reassessed the functional currency designation and as a result of the aforementioned activities, determined to prospectively change the functional currency from the previous local currency, GBP to the U.S. dollar. Under ASC 830-10 “Foreign Currency Matters” when the functional currency changes from a foreign currency to the reporting currency, translation adjustments for prior periods shall remain in accumulated other comprehensive income/(loss) and the translated amounts for non-monetary assets at the end of the prior period become the accounting basis for those assets in the period of the change and the subsequent periods.

Income taxes

The Company applies the elements of ASC 740-10 “Income Taxes — Overall” regarding accounting for uncertainty in income taxes.  This clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  As of December 31, 2012, the Company did not have any unrecognized tax benefits.  The Company does not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Consolidated Statements of Operations.  There was no interest and penalties for the years ended December 31, 2012, and 2011.  Tax years beginning in 2009 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

Our effective tax rate for fiscal year 2012, and 2011, was (0)% and (2)%, respectively.  The difference in the Company’s effective tax rate from the Federal statutory rate is primarily due to a 100% valuation allowance provided for all deferred tax assets.

Comprehensive income / (loss)

Comprehensive income/(loss) includes net income/(loss) and items defined as other comprehensive income / (loss). Items defined as other comprehensive income/(loss), include foreign currency translation adjustments and are separately classified in the consolidated financial statements. Such items are reported in the Consolidated Statement of Operations and Comprehensive Loss.

Loss per share

Basic loss per share is calculated by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing the net loss attributable to common shareholders by the sum of the weighted average number of common shares outstanding plus potential dilutive common shares outstanding during the period. Potential dilutive securities, comprised of the convertible preferred stock, unvested restricted shares and stock options, are not reflected in diluted net loss per share because such shares are anti-dilutive.

The computation of diluted loss per share for the year ending December 31, 2012, excludes 1,394,766 common shares in connection to the convertible preferred stock, 4,038,753 warrants and 314,667 unvested restricted shares, as they are anti-dilutive due to the Company’s net loss. For the year ending December 31, 2011, 11 stock options are excluded because they are anti-dilutive due to the Company’s loss.

Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is composed of the chief executive officer and chief financial officer. We operate in three operational segments, Medicsight Software/Devices, Medicsight Services and MGT Gaming. Certain corporate expenses are not allocated to segments. Medicsight Services and MGT Gaming are new segments for the current year.

Results of operations

The Company achieved the following results in the twelve months ended December 31, 2012, and December 31, 2011, respectively:

•	Revenue totaled $409 (2011: $536).

•	Operating expenses were $4,334 (2011: $8,294).

•	Net loss attributable to Common shareholders $8,420 (2011: $4,549) resulting in a basic and diluted loss per share of $3.75 (2011: $3.86).

Revenue declined due to slow market adoption of ColonCAD software. Operating expenses decreased due to our overall program of expense reduction and corporate simplification.

Fiscal year ended December 31, 2012 vs. Fiscal year ended December 31, 2011

Medicsight software/devices

In the twelve months ended December 31, 2012, ColonCAD sales decreased to $152 from $319 for the same period last year due to slow market adoption. Revenue includes license and maintenance fees. MedicCO2LON sales decreased to $70 compared to $217 for the same period last year. The decline is due to a delay in launching the next generation of the insufflator.

Cost of revenue was $92 (2011: $104) attributable to MedicCO2 LON devices.

Gross margin decreased to 59% from 81% for the same period last year due to lower revenues and a write-down of $56, related to obsolete insufflator units, recorded in cost of revenue.

Selling, general and administrative expenses decreased to $1,802 in 2012, compared to $5,970 for the same period last year. Management substantially reduced headcount and streamlined operations in the first half of 2012. Several satellite offices and subsidiaries were closed and our London office relocated to a significantly smaller space before closing the office in June 2012. The majority of the impacts of these decisions were reflected in the statement of operations during 2012.

Research and development expenses decreased to $83 compared to $1,144 for the same period last year, primarily due to the reduction of headcount and associated overhead recognized in the first half of 2012.

Medicsight services

In the twelve months ended December 31, 2012, revenue of $187 was recognized through consulting services. There is no comparable revenue for the same period last year as this is a new segment for 2012. Cost of revenue for the twelve months ended December 31, 2012, was $173 (2011: $nil). Gross margin was 7% (2011: $nil).

Selling, general and administrative expenses were $25 (2011: $nil).

MGT Gaming

No revenue was generated in the twelve months ended December 31, 2012, management continues to explore options on monetizing its patent portfolio.

Selling, general and administrative expenses were $204, attributed to consulting and legal fees associated with the patent. There are no comparable expenses for the same period last year as this is a new segment for 2012.

Unallocated corporate/other

In the twelve months ended December 31, 2012, selling, general and administrative expenses increased to $2,220 from $1,180 for the same period last year. This increase relates to stock based compensation of $721 (2011:$144) attributed to shares issued pursuant to the 2012 Stock Incentive Plan and professional fees related to our patent acquisition strategy $286 (2011: $nil).

Interest and other income / (expense) was $(99) for the twelve months ended December 31, 2012 (2011: $28), $93 is attributed to interest payments on the Convertible Note.

On June 1, 2012, MGT entered into an agreement with an institutional investor providing for $3.5 million in proceeds to the Company, net of deferred financing costs of $688, of which $100 were allocated to HB warrants, in support of the Company’s strategy to monetize intellectual property. The capital raise comprised the sale of an aggregate of $3.5 million in Notes plus HB Warrants to purchase MGT Common stock. On October 9, 2012, the Company executed two identical exchange agreements (collectively, the “Agreements”) settling the outstanding Note for a cash payment of $3.5 million and 100,000 shares of the Company’s Common stock valued at $415, using the opening price of the Company’s Common stock on October 9, 2012. The net carrying amount of the Note on the date of extinguishment was $2,698 which was comprised of the amount due at maturity of $3,500 less unamortized debt discount of $802 related to the amount allocated to the warrants and the beneficial conversion feature at issuance. The total reacquisition price of $3,915 was allocated first to the repurchased beneficial conversion feature by recording a reduction of additional paid-in capital of $1,341 measured as the intrinsic value of that conversion feature at the extinguishment date with the residual amount of the reacquisition price of $2,574 allocated to the Note. The difference between the reacquisition price allocated to the Note and the net carrying amount of the Note resulted in a gain of $124 which when netted with the write off of unamortized deferred financing costs of $462 and legal cost of $17, at extinguishment resulted in a total loss on extinguishment of $355. Extinguishment of debt, gains and losses, including fees, incurred in connection with the early extinguishment of debt are charged to current earnings as reductions in non-operating expenses.

Functional currency

Effective July 1, 2012, in connection with the closing of the Medicsight UK office at quarter end June 2012, and final transfer of all operations to the U.S., along with MGT’s proceeds from the sale of $3.5 million Note on June 1, 2012, the Company reassessed the operational currency designation of each of its subsidiaries and as a result of the aforementioned activities, determined to prospectively change operational currency from the previous local currency, GBP to U.S. dollar. Under ASC 830-10 “Foreign Currency Matters” when the functional currency changes from a foreign currency to the reporting currency translation adjustments for prior periods shall remain in accumulated other comprehensive income/(loss) and the translated amounts for non-monetary assets at the end of the prior period become the accounting basis for those assets in the period of the change and the subsequent periods.

Liquidity and capital resources

	December 31,
	2012	2011
Working capital summary:
Cash and cash equivalents (excluding $2,039 restricted cash in 2012)	$3,443	$3,704
Other current assets	349	500
Current liabilities	(505)	(786)
Working capital surplus	$3,287	$3,418

	Year ended December 31,
	2012	2011
Cash flow summary:
Cash (used in) / provided by:
Operating activities	$(3,379)	$(7,635)
Investing activities	(250)	1,968
Financing activities	3,351	639
Effects of exchange rates on cash and cash equivalents	17	298
Net decrease in cash and cash equivalents	$(261)	$(4,730)

On December 31, 2012, MGT’s cash and cash equivalents were $5,482 including $2,039 of restricted cash. The Company continues to exercise discipline with respect to current expense levels, as revenues remain limited. Our cash and cash equivalents have increased during 2012, due to $3,351 provided by financing activities, that includes an offset for restricted cash of $2,000, which represents an amount restricted under the Preferred Stock Agreement and $39 related to a rental deposit on our operating lease.

On April 12, 2011, the Company entered into an Agreement with Laddcap, a related party, for up to $500 for a fifteen-month term. The Agreement encompasses a standby commitment fee of two (2%) percent of the maximum loan amount along with an eight (8%) percent interest charge on any funds drawn. No amounts were drawn down against the facility through its expiration date. The Agreement expired in July 2012, and has not been renewed.

On June 1, 2012, MGT entered into an agreement with an institutional investor providing for $3.5 million in proceeds to the Company, net of deferred financing costs of $688, of which $100 were allocated to HB warrants, in support of the Company’s strategy to monetize intellectual property. The capital raise comprised the sale of an aggregate of $3.5 million in Notes plus HB Warrants to purchase MGT Common stock. On October 9, 2012, the Company executed two identical exchange agreements (collectively, the “Agreements”) settling the outstanding Note for a cash payment of $3.5 million and 100,000 shares of the Company’s Common stock valued at $415, using the opening price of the Company’s Common stock on October 9, 2012. The net carrying amount of the Note on the date of extinguishment was $2,698 which was comprised of the amount due at maturity of $3,500 less unamortized debt discount of $802 related to the amount allocated to the warrants and the beneficial conversion feature at issuance. The total reacquisition price of $3,915 was allocated first to the repurchased beneficial conversion feature by recording a reduction of additional paid-in capital of $1,341 measured as the intrinsic value of that conversion feature at the extinguishment date with the residual amount of the reacquisition price of $2,574 allocated to the Note. The difference between the reacquisition price allocated to the Note and the net carrying amount of the Note resulted in a gain of $124 which when netted with the write off of unamortized deferred financing costs of $462 and legal cost of $17, at extinguishment resulted in a total loss on extinguishment of $355. Extinguishment of debt, gains and losses, including fees, incurred in connection with the early extinguishment of debt are charged to current earnings as reductions in non-operating expenses.

On November 2, 2012, the Company closed two separate financing agreements with various institutional investors providing an aggregate of $5.9 million of capital. The capital raise was comprised of the sale of 1,380,362 shares of Preferred Stock (including 2,760,724 warrants to purchase MGT Common stock), resulting in gross proceeds of $4.5 million, plus a separate sale of 453,000 shares of MGT Common stock at $3.01 per share for gross proceeds of $1.4 million. On October 26, 2012, this transaction was approved by the Exchange. The Preferred Stock is convertible into the Company's Common stock at a fixed price of $3.26 per share and carries a 6% dividend. In February and March 2013, 241,748 and 30,000 shares of the Company’s Preferred Convertible Series A Stock were converted into 241,748 and 30,000 shares, of the Company’s common stock, respectively. The Warrants have a five-year life and are exercisable at $3.85 per MGT share; the Company issued a total of 2,760,724 warrants. The Common stock was sold at $3.01 per share with a total of 453,000 shares sold, under its S-3 Registration Statement (Registrant No. 333-182298), which was declared effective on September 25, 2012.

Operating activities

Our net cash used in operating activities differs from net loss predominantly because of various non-cash adjustments such as depreciation, amortization of intangibles, accretion of convertible note discount, amortization of deferred financing cost, loss on extinguishment of convertible note, stock-based compensation and movements in working capital.

Investing activities

During the year ending December 2012, the Company purchased 67 shares of Medicsight Ltd’s ordinary shares for cash consideration of $51. As of December 31, 2012, the Company accrued $18 related to 34 of the 67 ordinary shares purchased.

On May 11, 2012, the Company entered into a Contribution and Sale Agreement (the “Sale Agreement”) with J&S Gaming, Inc. (“J&S”), and MGT Gaming, Inc. (“MGT Gaming”) for the acquisition of U.S. Patent #7,892,088, entitled “Gaming Device Having a Second Separate Bonusing Event.” Pursuant to the Sale Agreement and certain ancillary agreements executed simultaneous thereto, (i) J&S sold a patent to MGT Gaming in exchange for 1,000 shares (constituting 100% ownership) of MGT Gaming Common stock, par value $0.001 (the “MGT Gaming Shares”); (ii) the Company purchased from J&S 550 MGT Gaming Shares constituting 55% ownership in exchange for $200,000 cash and a four (4) year warrant to purchase 350,000 shares of the Company’s Common stock at an exercise price of $4.00 per share (the “J&S Warrant”).

In Fiscal 2009, we purchased 49% of the share capital of Moneygate Group Limited (“Moneygate”), which was accounted for under the equity method. In March 2011, we sold our entire interest in Moneygate to Committed Capital Nominees Limited (“Committed”) for total consideration of $401, resulting in a gain on sale of $81.

On March 31, 2010, the Company sold its stock in Medicexchange and various non-core investments for consideration of $1,136. This consideration was deferred and was paid in installments, with the final installment of $370 paid in March 2011.

On September 6, 2010, Medicsight Ltd made a short-term loan of $1,100 to Dunamis Capital (“Dunamis”) repayable by December 31, 2010, along with $36 of interest. Dunamis paid back the principal of $1,100 and interest of $48 on February 6, 2011, and February 10, 2011, respectively. Dunamis had provided the assets of the business as collateral against the loan made by Medicsight Ltd. Dunamis was considered a related party, as two former directors of Medicsight Ltd were also directors of Dunamis Capital.

Financing activities

On May 29, 2012, MGT entered into an agreement with an investor providing $3.5 million of capital in support of the Company’s strategy to monetize intellectual property. The capital raise comprised the sale of $3.5 million of Notes plus HB Warrants to purchase MGT Common stock. The Company paid $372 of financings costs associated to this Note issuance.

On October 9, 2012, the Company executed two identical exchange agreements (collectively, the “Agreements”) settling the outstanding Note for a cash payment of $3.5 million and 100,000 shares of the Company’s Common stock valued at $415, using the opening price of the Company’s Common stock on October 9, 2012. The net carrying amount of the Note on the date of extinguishment was $2,698 which was comprised of the amount due at maturity of $3,500 less unamortized debt discount of $802 related to the amount allocated to the warrants and the beneficial conversion feature at issuance. The total reacquisition price of $3,915 was allocated first to the repurchased beneficial conversion feature by recording a reduction of additional paid-in capital of $1,341 measured as the intrinsic value of that conversion feature at the extinguishment date with the residual amount of the reacquisition price of $2,574 allocated to the Note. The difference between the reacquisition price allocated to the Note and the net carrying amount of the Note resulted in a gain of $124 which when netted with the write off of unamortized deferred financing costs of $462 and legal cost of $17, at extinguishment resulted in a total loss on extinguishment of $355. Extinguishment of debt, gains and losses, including fees, incurred in connection with the early extinguishment of debt are charged to current earnings as reductions in non-operating expenses.

On November 2, 2012, the Company closed two separate financing agreements with various institutional investors providing an aggregate of $5.9 million of capital. The capital raise was comprised of the sale of 1,380,362 shares of Preferred Stock (including 2,760,724 warrants to purchase MGT Common stock), resulting in gross proceeds of $4.5 million, plus a separate sale of 453,000 shares of MGT Common stock at $3.01 per share for gross proceeds of $1.4 million. On October 26, 2012, this transaction was approved by the Exchange. The Preferred Stock is convertible into the Company's Common stock at a fixed price of $3.26 per share and carries a 6% dividend. In February and March 2013, 241,748 and 30,000 shares of the Company’s Preferred Convertible Series A Stock were converted into 241,748 and 30,000 shares, of the Company’s common stock, respectively. The Warrants have a five-year life and are exercisable at $3.85 per MGT share; the Company issued a total of 2,760,724 warrants. The Common stock was sold at $3.01 per share with a total of 453,000 shares sold, under its S-3 Registration Statement (Registrant No. 333-182298), which was declared effective on September 25, 2012. Total issuance cost for the sale of Preferred Stock and Common stock was $88 and $48, respectively.

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

Currently the Company anticipates it has sufficient cash on hand to continue operations at least through April 2014, at which point the Company may need to seek additional sources of financing. There is no guarantee that additional sources of financing will be available or on terms acceptable to the Company, if at all.

The Company continues to explore all strategic alternatives with respect to its ownership in Medicsight. There can be no assurance that any additional acquisitions will occur at all, or that any such acquisitions will be accretive to earnings, book value and other financial metrics, or that any such acquisitions will generate positive returns for Company shareholders. Furthermore, it is contemplated that any acquisitions may require the Company to raise additional capital; such capital may not be available on terms acceptable to the Company, if at all.

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

On June 22, 2012, the Company filed a registration statement on Form S-3 with the SEC (the “Registration Statement”) (Registration No. 333-182298), which allows the Company to offer and sell, from time to time in one or more offerings up to $10 million of Common stock, Preferred Stock, debt securities, warrants, rights or a combination of these securities or units as it deems prudent or necessary to raise capital at a later date and pursuant to an effective “shelf registration statement”. The Company also registered for resale Common stock issuable upon conversion of the Hudson Bay Note and upon exercise of the Hudson Bay Warrant, the J&S Warrant and the J&S Option. The Company also registered for resale shares of Common stock issued to Chardan and certain affiliates of Chardan in consideration of investment banking services rendered in connection with the Hudson Bay Transaction. The Form S-3 was declared effective as of September 25, 2012. As of December 31, 2012, the Company has sold $1.4 million of securities pursuant to the Registration Statement.

On November 2, 2012, the Company closed two separate financing agreements with various institutional investors providing an aggregate of $5.9 million of capital. The capital raise was comprised of the sale of 1,380,362 shares of Preferred Stock (including 2,760,724 warrants to purchase MGT Common stock), resulting in gross proceeds of $4.5 million, plus a separate sale of 453,000 shares of MGT Common stock at $3.01 per share for gross proceeds of $1.4 million. On October 26, 2012, this transaction was approved by the Exchange. The Preferred Stock is convertible into the Company's Common stock at a fixed price of $3.26 per share and carries a 6% dividend. In February and March 2013, 241,748 and 30,000 shares of the Company’s Preferred Convertible Series A Stock were converted into 241,748 and 30,000 shares, of the Company’s common stock, respectively. The Warrants have a five-year life and are exercisable at $3.85 per MGT share; the Company issued a total of 2,760,724 warrants. The Common stock was sold at $3.01 per share with a total of 453,000 shares sold, under its S-3 Registration Statement (Registrant No. 333-182298), which was declared effective on September 25, 2012.

The Company intends to use the net proceeds from any future offerings for general corporate purposes, including, but not limited to, obtaining regulatory approvals, commercialization of its products, capital expenditures and working capital.

Recent accounting pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05 “Comprehensive Income (Topic 220)”, which provides new guidance on the presentation of comprehensive income. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and instead requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This guidance is effective for fiscal years, and interim period within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of this ASU only requires a change in the format of the current presentation. The Company adopted this guidance on January 1, 2012, and its adoption did not significantly impact the Company’s consolidated financial statements. In February 2013, the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This update requires companies to present the effects on the line items of net income of significant reclassifications out of accumulated other comprehensive income if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety to net income in the same reporting period.  ASU 2013-02 is effective prospectively for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company does not expect the adoption of the amended guidance to have a significant impact on its consolidated financial statements.

Commitments

Beginning August 1, 2011, the Company’s UK office lease was on a month-to-month basis, with total monthly rental payments of $13 along with a rental deposit of $25. In February 2012, the Company moved to a smaller office in the same location with month-to-month rental payments of $4 and a rental deposit of $6. We terminated this lease effective June 30, 2012, to streamline operations. The Company no longer maintains a UK office.

In September 2011, the Company entered into a 39-month lease agreement for office space located in Harrison, New York, terminating on November 30, 2014. Under the agreement our total rental payments over the 39-month lease period are $240, inclusive of three months of free rent and a refundable rental deposit of $39, held as restricted cash.

A satellite office in Tokyo, Japan was closed in January 2012, and the rental deposit of $128 was returned.

In January 2012, the Company entered into a two-year employment agreement with an employee at a base salary of $10 per month, with potential bonus payments as outlined in the agreement. There was no bonus due at December 31, 2012. This agreement provides for a maximum severance period of 12 months in the event of termination without cause as defined in the agreement.

On March 12, 2012, the Company entered into a one-year financial advisory and consulting agreement with a national investment banking firm. The Agreement was cancelled in May 2012, in accordance with its terms. The Company expensed $10 for the year ending December 31, 2012.

On May 11, 2012, the Company entered into a one-year consulting agreement with the president of J&S for services to MGT Gaming, for a fee of $5 per month. The agreement can be cancelled with 60 days prior written notice.

On October 26, 2012, the Company entered into a one-year financial advisory and consulting agreement with a national investment-banking firm. Compensation under the agreement includes cash consideration of $250 and 120,000 shares of restricted Common stock. Under the terms of the agreement, there are no penalties or liabilities to the Company if approval is not received. Issuances of restricted Common stock to service providers as compensation for services are subject to shareholder approval. No shares were approved or issued as of December 31, 2012. The Company expensed $42 for the year ended December 31, 2012.

In November 2012, in connection with the sale of the Preferred Stock, the Company was required to enter into investor/public relations service agreements, with terms of seven, ten and twelve months. Compensation under the agreements includes cash consideration of $444, the issuance of 100,000 shares of Preferred Stock and 400,000 warrants to purchase MGT Common stock. Issuance of Preferred Stock and warrants to service providers as compensation for services are subject to shareholder approval. No shares were approved or issued as of December 31, 2012. Under the terms of the agreements, there are no penalties or liabilities to the Company if approval is not received. For the year ended December 31, 2012, the Company expensed $79, relating to the cash consideration under the agreements. One agreement was mutually terminated in January 2013, reducing the remaining cash consideration due by $108.

Item 7A. Quantitative and qualitative disclosure about market risk

We are a smaller reporting company and therefore, we are not required to provide information required by this Item on Form 10-K.

Item 8. Financial statements and supplementary data

See Financial Statements and Schedules attached hereto.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A. Controls and procedures

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

(b)	Management’s annual report on internal control over financial reporting.

SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require our 2012 Annual Report on Form 10-K to contain management’s report regarding the effectiveness of internal control over financial reporting. As a basis for our report, we tested and evaluated the design, documentation, and operating effectiveness of our internal control.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Item 9B. Other information.

None.

PART III

Item 10. Directors, executive officers and corporate governance.

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than April 30, 2013.

Item 11. Executive compensation.

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than April 30, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than April 30, 2013.

Item 13. Certain Relationships and Related Transactions and Director Independence.

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than April 30, 2013.

Item 14. Principal Accounting Fees and Services.

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than April 30, 2013.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements

The consolidated financial statements of the Company for the fiscal years covered by this Annual Report are located on pages F-1 to F-23 of this Annual Report.

Exhibit No.	Description

2.1	Articles of Merger of Medicsight, Inc., a Utah corporation (1)
2.2	Certificate of Merger of Medicsight, Inc., a Delaware corporation (1)
3.1	Certificate of Incorporation of Medicsight, Inc. and amendments thereto (1)
3.2	By-Laws of Medicsight, Inc. (1)
10.1	Subscription agreement between Moneygate Group Limited and MGT Capital Investments Limited (2)
10.2	Working capital facility agreement between MGT Capital Investments Limited and Moneygate Group Limited (2)
10.3	Facility agreement between MGT Capital Investments Limited and Moneygate Group Limited (2)
10.4	Agreement for the Purchase of Assets dated March 31, 2010 between MGT Capital Investments, Inc. and MGT Investments Limited and Rivera Capital Management Limited(3)
10.5	Amended and Restated Securities Purchase Agreement dated December 9, 2010 between MGT Capital Investments, Inc. and Laddcap Value Partners, LP (3)
10.6	Registration Rights Agreement dated December 9, 2010 between MGT Capital Investments, Inc. and Laddcap Value Partners, LP (3)
10.7	Form of Revolving Line of Credit and Security Agreement dated April 12, 2011, between MGT Capital Investments, Inc. and Laddcap Value Partners, LP (3)
10.8	Form of Revolving Credit Note dated April 12, 2011, for the benefit of Laddcap Value Partners, LP (3)
10.9	Contribution and Sale Agreement, dated as of May 9, 2012, by and among J&S Gaming, Inc., MGT Capital Investments, Inc. and MGT Gaming, Inc. (4)
10.10	Common stock Warrant dated May 9, 2012 (4)
10.11	Form of Common stock Warrant
10.12	Stockholder Agreement dated May 9, 2012, by and among J&S Gaming, Inc., MGT Gaming, Inc. and MGT Capital Investment, Inc. (4)
10.13	Patent Assignment, dated as of May 9, 2012, by and between J&S Gaming, Inc. and MGT Holdings, Inc. (4)
10.14	Securities Purchase Agreement, dated May 24, 2012, by and between MGT Capital Investments, Inc. and the investor listed on the Schedule of Buyers attached thereto. (5)
10.15	Form of Senior Secured Convertible Note (5)
10.16	Form of Warrant (5)
10.17	Form of Exchange Agreement (6)
10.18	Form of Subscription Agreement (7)
10.19	Form of Certificate of Designations (7)
10.20	Form of Warrant (7)
10.21	Form of Registration Rights Agreement (7)
10.22	Employment Agreement dated November 19, 2012, by and between the Company and Robert Ladd (8)
10.23	Employment Agreement dated November 19, 2012, by and between the Company and Robert P. Traversa (8)
21.1	Subsidiaries*
23.1	Consent of EisnerAmper LLP, independent registered public accounting firm, dated March 29, 2013*
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer*

*	Filed herewith

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 19, 2007.

(2)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, filed November 12, 2009.

(3)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed April 15, 2011.

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed May 16, 2012.

(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed May 30, 2012.

(6)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed October 9, 2012.

(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed October 26, 2012.

(8)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed November 23, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT CAPITAL INVESTMENTS, INC
March 29, 2013

	By:	/s/ ROBERT B. LADD
Robert B. Ladd
Chief Executive Officer (Principal Executive Officer)
March 29, 2013

	By:	/s/ ROBERT P. TRAVERSA
Robert P. Traversa
Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert B. Ladd	President, CEO and Director	March 29, 2013
Robert B. Ladd	(Principal Executive Officer)

/s/ Robert P. Traversa	Treasurer, Chief Financial Officer and Director	March 29, 2013
Robert P. Traversa	(Principal Financial Officer)

/s/ H. Robert Holmes	Director	March 29, 2013
H. Robert Holmes

/s/ Michael Onghai	Director	March 29, 2013
Michael Onghai

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MGT Capital Investments, Inc.

We have audited the accompanying consolidated balance sheets of MGT Capital Investments, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity/(deficit), and cash flows for each of the years in the two-year period ended December 31, 2012. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MGT Capital Investments, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audit of the consolidated financial statements referred to above, we also audited Schedule II - Valuation and Qualifying Accounts for each of the years in the two-year period ended December 31, 2012. In our opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ EisnerAmper LLP

Edison, New Jersey

March 29, 2013

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2012	2011
Assets:
Current assets:
Cash and cash equivalents	$3,443	$3,704
Accounts receivable	9	84
Prepaid expenses and other current assets	340	327
Inventory	–	89
Total current assets	3,792	4,204

Non-current assets:
Restricted cash	2,039	–
Property and equipment, at cost, net	25	28
Intangible assets, net of accumulated amortization of $115	1,704	–
Security deposits	–	201
Total assets	$7,560	$4,433

Liabilities:
Current liabilities:
Accounts payable	$242	$213
Accrued expenses	196	502
Other payables	67	71
Total liabilities	505	786

Stockholders' equity/(deficit):
Undesignated Preferred Stock, $0.001 par value; 8,605,234 shares authorized; no shares issued and outstanding at December 31, 2012. No shares authorized at December 31, 2011	–	–
Preferred Stock, Convertible Preferred Series A , $0.001 par value; 1,394,766 shares authorized; 1,394,766 shares issued and outstanding at December 31, 2012 ($4,547 Liquidation preference); no shares were authorized, issued and outstanding at December 31, 2011	1	–
Common stock, $0.001 par value; 75,000,000 shares authorized; 3,251,187 and 2,108,732 shares issued and outstanding at December 31, 2012, and 2011, respectively	3	2
Additional paid in capital	295,050	283,240
Accumulated other comprehensive loss	(281)	(4,861)
Accumulated deficit	(288,447)	(280,027)
Total stockholders’ equity/(deficit) – MGT Capital Investments, Inc.	6,326	(1,646)
Non-controlling interest	729	5,293
Total equity	7,055	3,647

Total stockholders' equity, liabilities and non-controlling interest	$7,560	$4,433

The accompanying notes are an integral part of these consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year ended December 31,
	2012	2011
Revenues:
Software and devices	$222	$536
Services - consulting	187	–
	409	536
Cost of revenues:
Software and devices	92	104
Services - consulting	173	–
	265	104

Gross margin	144	432

Operating expenses:
Selling, general and administrative	4,251	7,150
Research and development	83	1,144
	4,334	8,294

Operating loss	(4,190)	(7,862)

Other non-operating (expense) / income:
Interest and other (expense) / income	(99)	28
Accretion of debt discount and amortization of deferred financing costs	(324)	–
Loss on extinguishment of convertible note	(355)	–
Gain on sale of Moneygate	–	81
	(778)	109

Loss before income taxes	(4,968)	(7,753)

Income tax (expense) / benefit	(14)	198

Net loss	(4,982)	(7,555)

Net loss attributable to non-controlling interest	1,117	3,006

Net loss attributable to MGT Capital Investments, Inc.	$(3,865)	$(4,549)

Less:
Accretion of warrants on issuance of Convertible Preferred Series A Stock	(2,478)	–
Deemed dividend on beneficial conversion feature of Convertible Preferred Series A Stock	(2,021)	–
Quarterly dividend on Convertible Preferred Series A Stock	(56)	–
Net loss applicable to Common shareholders	$(8,420)	$(4,549)

Per-share data:
Basic and diluted loss per share	$(3.75)	$(3.86)

Weighted average number of common shares outstanding	2,245,465	1,179,887

Net loss as reported	$(4,982)	$(7,555)
Other comprehensive loss:
Unrealized foreign exchange gains	49	217
Comprehensive loss	(4,933)	(7,338)
Comprehensive loss attributable to non-controlling interest	1,091	2,878
Comprehensive loss attributable to MGT Capital Investments, Inc.	$(3,842)	$(4,460)

The accompanying notes are an integral part of these consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY / (DEFICIT)

(In thousands)

	Preferred stock			Common stock			Accumulated
	Shares	Amounts		Shares (a)	Amounts	Additional paid-in capital	comprehensive income / (loss)	Accumulated deficit	Total shareholders' equity	Non- controlling interests	Total equity
At December 31, 2010		$		1,172	$1	$282,447	$(5,005)	$(275,478)	$1,965	$7,961	$9,926
Sale of Common stock, net of expenses $142				937	1	638			639		639
Stock Option Compensation						134			134	113	247
Movement to NCI on sale of Medicsight Ltd Stock						21	55		76	97	173
Net Loss for the year								(4,549)	(4,549)	(3,006)	(7,555)
Translation adjustment							89		89	128	217
At December 31, 2011	–		$–	2,109	$2	$283,240	$(4,861)	$(280,027)	$(1,646)	$5,293	$3,647
Cash in lieu of fractional shares for MGT reverse / forward split				(4)		(5)			(5)		(5)
Warrants issued in connection with issuance of convertible note, net of issuance costs $100						400			400		400
Beneficial conversion on issuance of convertible note						500			500		500
Beneficial conversion at extinguishment of convertible note						(1,341)			(1,341)		(1,341)
Stock issued for services in connection with issuance of convertible note				75		315			315		315
Stock issued on extinguishment of convertible note				100		415			415		415
Warrants issued in connection with acquisition of intangible assets						808			808		808
Non-controlling share of MGT Gaming, Inc.									–	819	819
Issuance of Preferred stock and warrants, net of issuance costs of $88	1,380		1			4,411			4,412		4,412
Preferred stock dividend - accretion of warrants						2,478		(2,478)	–		–
Deemed dividend on beneficial conversion feature of Preferred Convertible Series A Stock to Common stock						2,021		(2,021)	–		–
Issuance of Common stock, net of issuance costs of $48				453		1,316			1,316		1,316
Dividend on Preferred Stock	15					56		(56)	–		–
Acquisition of subsidiary shares from non-controlling interest				93		8,018	(3,762)		4,256	(4,307)	(51)
Medicsight Ltd Liquidation						(8,319)	8,319		–		–
Stock-based compensation (Stock awards)				425	1	720			721		721
Stock-based compensation (Stock options)						17			17	15	32
Net loss for the year								(3,865)	(3,865)	(1,117)	(4,982)
Translation adjustment							23		23	26	49
At December 31, 2012	1,395		$1	3,251	$3	$295,050	$(281)	$(288,447)	$6,326	$729	$7,055

(a)	On March 21, 2012, the Company effected a 1-for-500 reverse stock split of the Company’s outstanding Common stock, immediately followed by a forward stock split of the Company’s outstanding Common stock, at an exchange ratio of 15-for-1 shares of the Company’s outstanding Common stock.

The accompanying notes are an integral part of these consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(4,982)	$(7,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	28	122
Amortization of intangible assets	115	-
Accretion of convertible note discount	199	-
Amortization of deferred financing costs	125	-
Loss on extinguishment of convertible note	338	-
Stock-based compensation expense	753	247
Warrant expense	8	-
Write-off of obsolete inventory	56	-
Loss on disposal of property and equipment	2	118
Assignment of Medicsight's stock to D4D	-	(4)
Gain on sale of Moneygate	-	(81)
(Increase)/decrease in assets:
Accounts receivable	75	(40)
Other receivables — related party	-	47
Proceeds from release of security deposits	201	-
Restricted cash	(39)	-
Prepaid expenses and other current assets	(13)	402
Inventory	36	(89)
Increase / (decrease) in liabilities:
Accounts payable	29	(296)
Accrued expenses	(306)	(421)
Other payables	(4)	(85)
Net cash used in operating activities	(3,379)	(7,635)

Cash flows from investing activities:
Purchase of property and equipment	(17)	(13)
Repurchase of Medicsight's shares	(33)	-
Purchase of intangible asset	(200)	-
Repayment of Dunamis loan	-	1,100
Receipts from sale of Moneygate	-	401
Receipts of deferred consideration for sale of assets	-	370
Receipts from sale of Medicsight's stock	-	110
Net cash (used in) / provided by investing activities	(250)	1,968

Cash flows from financing activities:
Sale of common stock, net	-	639
Cash paid in lieu of fractional shares in reverse/forward split	(5)	-
Proceeds from issuance of convertible note	3,500	-
Payments for convertible note issuance costs	(372)	-
Repayment of convertible note	(3,500)	-
Proceeds from issuance of Convertible Preferred Series A Stock, net	4,412	-
Proceeds from issuance of Common Stock, net	1,316	-
Restricted cash	(2,000)	-
Net cash provided by financing activities	3,351	639

Effects of exchange rates on cash and cash equivalents	17	298
Net change in cash and cash equivalents	(261)	(4,730)
Cash and cash equivalents, beginning of year	3,704	8,434
Cash and cash equivalents, end of year	$3,443	$3,704

The accompanying notes are an integral part of these consolidated statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
(In thousands)

	Year ended December 31,
	2012	2011
Supplemental cash disclosures:
Cash paid for interest on convertible note	$93	$–
Supplemental non-cash disclosures (investing and financing activities):
Stock issued for services in connection with issuance of convertible note	315	–
Stock issued for services in connection with extinguishment of convertible note	415	–
Warrants issued in connection with acquisition of intangible assets	800	–
Warrants issued in connection with issuance of convertible note	500	–
Beneficial conversion on issuance of convertible note	500	–
Beneficial conversion on extinguishment of convertible note	1,341	–
Intangible asset contributed by non-controlling interest	819	–
Stock issued for purchase of Medicsight Ltd ordinary shares	418	–
Accretion of warrants in connection to the issuance of Convertible Preferred Series A Stock	2,478	–
Deemed dividend of beneficial conversion feature of Convertible Preferred Series A Stock to Common	2,021	–
Dividends issued on Convertible Preferred Series A Stock	56	–

The accompanying notes are an integral part of these consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts)

Note 1. Organization, basis of presentation and liquidity

MGT Capital Investments, Inc. (“MGT”, “the Company”, “the Group”, “we”, “us”) is a Delaware corporation, incorporated in 2000. The Company was originally incorporated in Utah in 1977. As of December 31, 2012, MGT is comprised of, the parent company, majority-owned subsidiary MGT Gaming, Inc. (“MGT Gaming”) and wholly-owned subsidiary, Medicsight, Inc. (“Medicsight”). Our Corporate office is located at 500 Mamaroneck Avenue, Suite 204, Harrison, NY 10528. Our telephone number is (914) 630-7431.

The Company closed the following non-essential subsidiaries during the twelve months ended December 31, 2012, as part of its expense reduction plan: Medicsight Nominees Limited, Medicsight UK Limited, Medicsight FZE, Medicendo Limited, MedicCo2LON Limited, Medicsight KK, Medicsight PTY, Medicsight Ltd, MGT Investments (Gibraltar) Limited, MGT Capital Investments Limited and its wholly-owned subsidiary MGT Capital Investments (UK) Limited.

In order to reduce the burden of further administrative costs on the Company, we filed an application to the Registrar of Companies under s1003 of the Companies Act 2006 for Medicsight Ltd’s dissolution. As a part of the dissolution of this non-essential subsidiary, Medicsight Ltd assigned its intellectual property to Medicsight, Inc. and its ownership in Medicsight, Inc. to MGT. Medicsight Ltd was closed as of December 31, 2012.

The Company has incurred significant operating losses since inception and continues to generate losses from operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $288,447 at December 31, 2012. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that the products or patent monetization strategy will be successful. Furthermore, it is contemplated that any acquisitions may require the Company to raise capital; such capital may not be available on terms acceptable to the Company, if at all.

At December 31, 2012, MGT’s cash, cash equivalents and restricted cash were $5,482, including $49 held in MGT Gaming (Note 4).

Management believes that the current level of working capital will be sufficient to allow the Company to maintain its operations into April 2014.

MGT and its subsidiaries are engaged in the business of monetizing intellectual property.

MGT Gaming owns U. S. Patent No. 7,892,088 ("the '088 Patent”) entitled "Gaming Device Having a Second Separate Bonusing Event." The '088 Patent describes a gaming system in which a second game played on an interactive sign is triggered once specific events occur in a first game. As part of a business strategy to enforce its ownership rights, on November 2, 2012, MGT Gaming filed a lawsuit alleging patent infringement against multiple companies believed to be violating the '088 Patent. The lawsuit was filed in the United States District Court for the Southern District of Mississippi (Jackson Division) and names as defendants Caesars Entertainment (NASDAQ GS: CZR), MGM Resorts International, Inc. (NYSE: MGM), WMS Gaming, Inc. - a subsidiary of WMS Industries, Inc. (NYSE: WMS), Penn National Gaming, Inc. (NASDAQ GS: PENN), and Aruze Gaming America, Inc. The lawsuit alleges that the defendants either manufacture, sell or lease gaming systems that infringe on MGT Gaming's patent rights, or operate casinos that offer gaming systems in violation of MGT Gaming's patent rights. An amended version of the complaint was filed on December 17, 2012. The allegedly infringing products manufactured, distributed, used, sold and/or offered for sale by defendants include at least those identified under the trade names: "Pirate Battle," "Battleship," and one or more of "Clue," "Monopoly," "Amazon Fishing Competition," "Massive Fishing Competition," "Big Game Competition," "Jackpot Battle Royal" and "Paradise Fishing." On January 3, 2013, WMS (joined by CZR and MGM) moved to sever the litigation against each defendant, to transfer the action against WMS to the Northern District of Illinois and to dismiss the case. On January 7, 2013, defendants Aruze and PENN filed motion to dismiss. On January 24, 2013, defendants Aruze and PENN filed a motion to transfer venue to Nevada and Pennsylvania, respectively. Responsive and reply briefs have been filed and these motions are now fully briefed. As of March 25, 2013, the court has not made any decisions on these motions. In addition, on March 21, 2013, Aruze filed a separate action in Nevada seeking a declaratory judgment that it does not infringe the '088 patent and/or that the '088 patent is invalid or unenforceable. MGT Gaming's response to the action is due on April 11, 2013.

Medicsight, a medical technology company with patent ownership, as well as operations in imaging software and hardware devices, and consulting services. The company’s computer-aided detection software ColonCAD™ assists radiologists with detection of colorectal polyps, and has received regulatory approvals including CE Mark and U. S. Federal Drug Administration (“FDA”) clearance. The Company also has developed an automated CO2 insufflation device called MedicCO2LON, which it commercializes through a global distributor. In addition, the company provides consulting and communication services.

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

On March 26, 2012, at Medicsight Ltd’s General Meeting, stockholders approved a resolution to effect a Reverse Split of the Company’s existing ordinary shares of £0.05 par value per share into 1 new ordinary share of £16,250 par value per share and for MGT to acquire all New Ordinary Shares representing the fractions of shares left over following the Reverse Split. The exchange ratio for the Reverse Split was 1 for 325,000. As a result of the Reverse Split, stockholders holding fewer than 325,000 shares were cancelled and not entitled to a cash payment for fractional shares. As of March 31, 2012, MGT held 318 shares (66.5%) of the 478 issued share capital of Medicsight Ltd.

Subsequent to March 26, 2012, and through December 31, 2012, MGT acquired an additional 160 shares of Medicsight Ltd’s ordinary shares, 67 ordinary shares were acquired for cash consideration of $51 and 93 ordinary shares were acquired in exchange for 93,000 shares of the Company’s Common stock with a fair value of $418.  On December 6, 2012 at Medicsight Ltd’s General Meeting, the stockholders approved a resolution to effect a Reverse Split of Medicsight Ltd’s remaining shares at an exchange rate of 1 for 25. As a result, stockholders holding fewer than 25 shares at the time of the reversal received a cash payment of $16, in lieu of fractional shares and no longer had an interest in Medicsight Ltd. As a result of the purchase of additional shares and the reverse split, as of December 6, 2012, MGT held 100% of the issued share capital of Medicsight Ltd.

 As of December 31, 2012, the Company paid $33 and accrued $18 related to acquisition of shares subsequent to March 26, 2012.

Note 2. Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the accounts of our Company plus majority-owned subsidiary, MGT Gaming and wholly-owned subsidiary, Medicsight. All intercompany transactions and balances have been eliminated. Prior to the change in functional currency, all foreign currency translation gains and losses arising on consolidation were recorded in stockholders’ equity as a component of accumulated other comprehensive income / (loss). Non-controlling interest represents the minority equity investment in any of the MGT subsidiaries, plus the minorities’ share of the net operating result and other components of equity relating to the non-controlling interest.

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash, cash equivalents and restricted cash

The Company considers investments with original maturities of three months or less to be cash equivalents. Restricted cash primarily represents cash not available for immediate and general use by the Company (Note 4).

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

Deferred financing costs

In conjunction with the issuance of Senior Secured Convertible Notes on June 1, 2012 (Note 9), the Company incurred certain financing costs, including the issuance of Common stock. The Company accounts for deferred financing costs in accordance with Accounting Standards Codification (“ASC”) 470-10 “Debt”. Deferred financing costs are amortized through periodic charges to other non-operating expenses over the term of the related financial instrument using the effective interest method.

Intangible assets

Estimates of future cash flows and timing of events for evaluating long-lived assets for impairment are based upon management’s judgement and whenever events or changes in circumstances indicate that their carrying value may not be recoverable in accordance with ASC Topic 360-10-35, “Impairment or Disposal of Long-Lived Assets”. If any of our intangible or long-lived assets are considered to be impaired, the amount of impairment to be recognized is the excess of the carrying amount of the assets over its fair value. Applicable long-lived assets are amortized or depreciated over the shorter of their estimated useful lives, the estimated period that the assets will generate revenue, or the statutory or contractual term in the case of patents. Estimates of useful lives and periods of expected revenue generation are reviewed periodically for appropriateness and are based upon management’s judgment.

Convertible instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities” and ASC 470 “Debt”. Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule, when the host instrument is deemed to be conventional as that term is described under applicable GAAP.

Beneficial conversion features

From time to time, the Company may issue convertible instruments that may have conversion prices that create an embedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of any detachable equity instruments, if any related equity instruments were granted with the debt. The intrinsic value of the beneficial conversion feature is recorded as a discount with a corresponding amount to additional paid-in-capital. A discount to the convertible instrument is accreted to expense over the life of the instrument using the effective interest method.

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

MedicCO2LON is sold exclusively through our distribution partner Ultrasound Technologies, Ltd. Revenue is recognized as orders are satisfied and goods are delivered to our distribution partner. The Company generally offers terms which require payments within 30 – 45 days from invoicing.

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

Restricted stock awards are granted at the discretion of the Company. These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically over an eighteen month period (vesting on a straight-line basis). The fair value of a stock award is equal to the fair market value of a share of Company stock on the grant date

The fair value of option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions are the expected stock volatility, the risk-free interest rate, the option’s expected life and the dividend yield on the underlying stock. Expected volatility is calculated based on the historical volatility of our Common stock over the expected option life and other appropriate factors. Risk-free interest rates are calculated based on continuously compounded risk-free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on our Common stock and does not intend to pay dividends on our Common stock in the foreseeable future. The expected forfeiture rate is estimated based on historical experience.

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

The Company accounts for share-based payments granted to non-employees in accordance with ASC 505, “Equity Based Payments to Non-Employees”. The Company determines the fair value of the stock-based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

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

Effective June 30, 2012, in connection with the closing of the Medicsight UK office at quarter end June 2012, and the final transfer of all operations to the U.S., along with MGT’s proceeds from the sale of $3.5 million of convertible notes on June 1, 2012, the Company reassessed the functional currency designation and as a result of the aforementioned activities, determined to prospectively change the functional currency from the previous local currency, GBP to the U.S. dollar. Under ASC 830-10 “Foreign Currency Matters” when the functional currency changes from a foreign currency, to the reporting currency translation adjustments for prior periods shall remain in accumulated other comprehensive income/(loss) and the translated amounts for non-monetary assets at the end of the prior period become the accounting basis for those assets in the period of the change and the subsequent periods.

Income taxes

The Company applies the elements of ASC 740-10 “Income Taxes — Overall” regarding accounting for uncertainty in income taxes.  This clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  As of December 31, 2012, the Company did not have any unrecognized tax benefits.  The Company does not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Consolidated Statements of Operations.  There was no interest and penalties for the years ended December 31, 2012, and 2011.  Tax years beginning in 2009 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

Our effective tax rate for fiscal year 2012, and 2011, was (0)% and (2)%, respectively.  The difference in the Company’s effective tax rate from the Federal statutory rate is primarily due to a 100% valuation allowance provided for all deferred tax assets.

Comprehensive income / (loss)

Comprehensive income / (loss) includes net income / (loss) and items defined as other comprehensive income / (loss). Items defined as other comprehensive income / (loss), include foreign currency translation adjustments and are separately classified in the consolidated financial statements. Such items are reported in the Consolidated Statement of Operations and Comprehensive Loss.

Loss per share

Basic loss per share is calculated by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing the net loss attributable to common shareholders by the sum of the weighted average number of common shares outstanding plus potential dilutive common shares outstanding during the period. Potential dilutive securities, comprised of the convertible preferred stock, unvested restricted shares and stock options, are not reflected in diluted net loss per share because such shares are anti-dilutive.

The computation of diluted loss per share for the year ending December 31, 2012, excludes 1,394,766 common shares in connection to the convertible preferred stock, 4,038,753 warrants and 314,667 unvested restricted shares, as they are anti-dilutive due to the Company’s net loss. For the year ending December 31, 2011, 11 stock options are excluded because they are anti-dilutive due to the Company’s net loss.

Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is composed of the chief executive officer and chief financial officer. We operate in three operational segments, Medicsight Software/Devices, Medicsight Services and MGT Gaming. Certain corporate expenses are not allocated to segments. Medicsight Services and MGT Gaming are new segments for the current year.

Recent accounting pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05 “Comprehensive Income (Topic 220)”, which provides new guidance on the presentation of comprehensive income. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and instead requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This guidance is effective for fiscal years, and interim period within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of this ASU only requires a change in the format of the current presentation. The Company adopted this guidance on January 1, 2012, and its adoption did not significantly impact the Company’s consolidated financial statements. In February 2013, the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This update requires companies to present the effects on the line items of net income of significant reclassifications out of accumulated other comprehensive income if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety to net income in the same reporting period. ASU 2013-02 is effective prospectively for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company does not expect the adoption of the amended guidance to have a significant impact on its consolidated financial statements.

Note 3. Divestment of investments

On March 31, 2010, the Company sold its stock in Medicexchange and various non-core investments for consideration of $1,136. This consideration was deferred and was paid in installments, with the final installment of $370 paid in March 2011.

In Fiscal 2009, we purchased 49% of the share capital of Moneygate Group Limited (“Moneygate”), which was accounted for under the equity method. In March 2011, we sold our entire interest in Moneygate for total consideration of $401, resulting in a gain on sale of $81.

Note 4. Cash and cash equivalents and restricted cash

We invest our cash in short-term deposits with major banks. As of December 31, 2012, we held $3,443 of cash and cash equivalents. Cash and cash equivalents consist of cash and temporary investments with original maturities of 90 days or less when purchased.

Concentrations

We maintain cash and cash equivalents with certain major financial institutions, in the US and the UK. As of December 31, 2012, our cash balance was $3,443. Of the total cash balance, $3,165 is covered under the US federal depository insurance limit and $278 is uninsured in foreign institutions.

Restricted cash

Restricted cash of $2,000 represents amounts restricted under the Convertible Preferred Series A Stock Agreement (Note 10). Restricted cash amount of $39, represents a “money market account” which supports a “Letter of Credit” for our Harrison, NY office space.

Note 5. Inventory

At December 31, 2012 and December 31, 2011, the Company held finished goods inventory comprised of insufflation devices and administration kits totaling $nil and $89, respectively. The Company wrote-off obsolete inventory of $56 during the year ended December 31, 2012.

Note 6. Property and equipment

Property and equipment consist of the following as of December 31:

	December 31,
	2012	2011
Computer hardware and software	$101	$357
Furniture and fixtures	12	6
	113	363
Less: Accumulated depreciation	(88)	(335)
Total	$25	$28

Depreciation of $28 was charged in 2012, compared to $122 charged in 2011.

Note 7. Intangible asset - intellectual property

On May 11, 2012, the Company entered into a Contribution and Sale Agreement (the “Sale Agreement”) with J&S Gaming, Inc. (“J&S”), and MGT Gaming, Inc. (“MGT Gaming”) for the acquisition of U.S. Patent #7,892,088, entitled “Gaming Device Having a Second Separate Bonusing Event” (“The Patent”). The patent acquired was recorded at its estimated fair value of $1,819 at the date of closing. Pursuant to the Sale Agreement, (i) J&S sold certain patents to MGT Gaming in exchange for 1,000 shares (constituting 100% ownership) of MGT Gaming Common stock, par value $0.001; (ii) the Company purchased from J&S 550 MGT Gaming Shares constituting 55% ownership in exchange for $200 cash and a four (4) year warrant to purchase 350,000 shares of the Company’s Common stock at an exercise price of $4.00 per share, subject to certain anti-dilution provisions (the “Warrants”); (iii) the Company and J&S agreed to grant rights of first refusal, “tag-along” and “drag-along” rights to one another with respect to their respective MGT Gaming Shares. As a result of an anti-dilution provision in the warrants, with respect to future stock or option grants to officers of the Company, the Company anticipated issuing 50,000 additional Warrants to J&S over the next 12 months from the date of acquisition. These additional warrants were included in the calculation of purchase price for the intellectual property acquisition. The fair value of the 400,000 warrants was determined to be $800 as of June 1, 2012, the warrant issuance date. The warrants were fair-valued as of the issuance date of June 1, 2012, at $800 based upon the following Black-Scholes pricing model (“BSM”) assumptions; risk free rate 0.80%; expected term four (4) years; annual volatility 75.0%; exercise price $4.00; as the underlying shares had not yet been registered at the issuance date, the market price at June 1, 2012, was discounted by approximately 11% for options pricing purposes. In connection to the grant of restricted shares to officers of the Company, on November 19, 2012, the Company issued 3,029 additional warrants to J&S related to the anti-dilution provision in the Common stock Warrant agreement. The additional warrants were fair-valued on the grant date of the restricted shares, based upon the following Black-Scholes pricing model assumptions; risk free rate 0.80%; expected term four (4) years; annual volatility 75.0%; exercise price $4.00. The Company recognized $8 warrant expense for the year ended December 31, 2012, related to the issuance of these additional warrants.

For purposes of determining expected volatility, since the Company does not have representative historical data to determine volatility based upon its own information, the Company used significant judgment to identify a peer group and determine the appropriate weighting in order to estimate the volatility rate for use in the BSM. The risk-free rate for the period coincides with the expected life of the warrants and is based on the U.S. Treasury Department yield curve in effect at the time of closing.

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

Additionally, the Company had the right to purchase an additional 250 MGT Gaming Shares from J&S in exchange for a cash payment of $1,000 and a four (4) year warrant to purchase 250,000 shares of the Company’s Common stock for an exercise price of the lower of (i) $6.00 per share and (ii) 110% of the closing price of the Common stock on the date of issuance. This option expired on August 31, 2012, due to the qualified financing, as defined in the Agreement that the Company entered into with Hudson Bay Fund Ltd. Due to the high exercise price of this option and its very short term nature its fair value was determined to be de minimis.

The intellectual property is subject to amortization and will be expensed using the straight-line method, over nine years, the remaining life of the patent. Amortization expense on intangible assets for the years ending December 31, 2012, and December 31, 2011, was $115 and $nil, respectively. Amortization expense is expected to be approximately $204 for each of the next five fiscal years.

Note 8. Accrued expenses

	2012	2011
Professional fees	$124	$169
Vendors	–	152
Non-executive directors’ fees	54	110
Other	18	71
Total	$196	$502

As of December 31, 2012, the Company accrued $18 related to the acquisition of Medicsight Ltd ordinary shares (Note 11).

Note 9. Convertible note and warrant

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

Financing and issuance costs totaling $688 were incurred in connection with the issuance of the Note and HB Warrants. These costs include legal and placement fees, including the issuance of the 75,000 shares of restricted Common stock. The total costs were allocated based on relative fair values to deferred financing costs in the amount of $588 and HB Warrant issuance costs of $100. Deferred financing costs are amortized through periodic charges to non-operating expense over the 18 month period from the date of issuance to the date the Note is due using the effective interest method. Amortization expense for the year ended December 31, 2012, and 2011, was $125 and $nil, respectively.

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

The beneficial conversion feature and the HB warrant discount accretion expense for the year ended December 31, 2012, and 2011, was $199 and $nil, respectively.

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

For the years ending December 31, 2012, and 2011, interest expense on the convertible note was $93 and $nil, respectively.

On October 9, 2012, the Company executed two identical exchange agreements (collectively, the “Agreements”) settling the outstanding Note for a cash payment of $3.5 million and 100,000 shares of the Company’s Common stock valued at $415, using the opening price of the Company’s Common stock on October 9, 2012. The net carrying amount of the Note on the date of extinguishment was $2,698 which was comprised of the amount due at maturity of $3,500 less unamortized debt discount of $802 related to the amount allocated to the warrants and the beneficial conversion feature at issuance. The total reacquisition price of $3,915 was allocated first to the repurchased beneficial conversion feature by recording a reduction of additional paid-in capital of $1,341 measured as the intrinsic value of that conversion feature at the extinguishment date with the residual amount of the reacquisition price of $2,574 allocated to the Note. The difference between the reacquisition price allocated to the Note and the net carrying amount of the Note resulted in a gain of $124 which when netted with the write off of unamortized deferred financing costs of $462 and legal cost of $17, at extinguishment resulted in a total loss on extinguishment of $355. Extinguishment of debt, gains and losses, including fees, incurred in connection with the early extinguishment of debt are charged to current earnings as reductions in non-operating expenses.

Note 10. Equity transactions

Convertible Preferred Series A Stock

On November 2, 2012, the Company closed a private placement sale of 1,380,362 shares of Convertible Preferred Series A Stock (“Preferred Stock”), (including 2,760,724 warrants to purchase MGT Common stock) for an aggregate of $4.5 million. This transaction was approved by the Exchange on October 26, 2012. The Preferred Stock will be convertible into the Company's Common stock at a fixed price of $3.26 per share and carry a 6% dividend. The warrants have a five-year life and are exercisable at $3.85 per share. Total issuance cost for this private placement was $88.

Significant terms of the Preferred Stock, as specified in the Certificate of Designation are as follows:

Cash Maintenance: The Company shall maintain a cash balance of at least $2,000 as long as at least 345,092 shares of Preferred Stock remains outstanding. As of December 31, 2012, 1,380,362 shares of the Preferred Stock remains outstanding. In February and March 2013, 241,748 and 30,000 shares of the Company’s Preferred Convertible Series A Stock were converted into 241,748 and 30,000 shares, of the Company’s common stock, respectively.

Conversion Option: At any time and from time to time on or after the Effective Date, the Preferred Stock shall be convertible (in whole or in part), at the option of the Holder, into such number of fully paid and non-assessable shares of Common stock as is determined by dividing (x) the aggregate Stated Value of $3.26 per shares (“Stated Value”) of Preferred Stock that are being converted plus any accrued but unpaid dividends thereon as of such date that the Holder elects to convert by (y) the Conversion Price ($3.26) then in effect on the date (the “Conversion Date”).

Dividends: The Preferred Stock shall pay a six percent (6%) annual dividend on the outstanding Preferred Stock, payable quarterly on March 31, June 30, September 30 and December 31 of each year (the “Dividend Date”), with the first dividend payable for the period commencing on the Issuance Date. The Company has the option to pay each quarterly dividend in cash or additional shares of Preferred Stock (the "Dividend Shares"). For the year ended December 31, 2012, the Company issued 14,404 Dividend Shares, in connection with this Preferred Stock dividend.

Liquidation preference: Upon the liquidation, dissolution or winding up of the business of the Corporation, whether voluntary or involuntary, each holder of Preferred Stock shall be entitled to receive, for each share thereof, a preferential amount in cash equal to (and not more than) the Stated Value (the “Liquidation Amount”) plus all accrued and unpaid dividends.

In accordance with ASC 470 “Debt”, the Company allocated the proceeds of the Preferred Stock to detachable warrants and convertible instruments based upon their relative fair value of the Preferred Stock without the warrants and the warrants themselves at the time of issuance. The fair value of the warrants was determined following the guidance of ASC 718”Stock Based Compensation”; using Black-Scholes option-pricing model (“BSM”) (using a risk free interest rate of 0.80 percent, volatility of 75 percent, exercise price of $3.85, adjusted market value of $3.98 per share and an expected life of 5 years). The adjusted market value was determined based on market conditions for our common shares, characterized by significant price volatility when compared to seasoned issuers. The Company expects that our share price will continue to be more volatile for the indefinite future. The volatility is attributable to a several factors, most notably the fact that our common shares are thinly traded. Share Price is one of the inputs needed to determine the fair value of derivative instruments, as used in the BSM. The Company feels that the share price volatility would distort a BSM calculation if based on a single day’s closing price, thereby dissuading us from utilizing the closing price on October 26, 2012. The Company has determined that a more representative measurement would be to utilize an average of the daily weighted average stock price of the Company’s Common stock for the 30 days prior to the deal close. This calculation minimizes the impact of specific daily news or market trading distortions caused by an imbalance of orders on a single day. The Company calculated the relative fair value of the Series A Warrant to be $2,478. Using the principles of ASC 470 “Debt”, the Company concluded that the Preferred Stock discount related to the warrant was analogous to a dividend and is reflected as a dividend upon issuance, since the Preferred Stock is convertible upon issuance.

After determining the relative fair value of the proceeds attributable to the Preferred Stock, the Company determined the intrinsic value of Common stock that would be received, based on the fair value of the Company’s Common stock on the date of issuance to the relative fair value of the proceeds attributable to the Series A Preferred Stock to determine whether there was a beneficial conversion feature.  The Company concluded that there was a beneficial conversion feature amounting to $2,021, which under the principles of ASC 470 “Debt”, is analogous to a dividend and is reflected as a dividend upon issuance, since the Preferred Stock is convertible upon issuance.

In November 2012, in connection with the sale of the Preferred Stock, the Company was required to enter into investor/public relations service agreements, with terms of seven, ten and twelve months. Compensation under the agreements includes cash consideration of $444, the issuance of 100,000 shares of Preferred Stock and 400,000 warrants to purchase MGT Common stock. Issuance of Preferred Stock and warrants to service providers as compensation for services are subject to shareholder approval. No shares were approved or issued as of December 31, 2012. Under the terms of the agreements, there are no penalties or liabilities to the Company if approval is not received. For the year ended December 31, 2012, the Company expensed $79, relating to the cash consideration under the agreements. One agreement was mutually terminated in January 2013, reducing the remaining cash consideration due by $108.

In connection with the sale of the Preferred Stock, the Company entered into a registration rights agreement with the investors agreeing to file a registration statement within 60 days of the closing and to have the registration statement declared effective within 150 days of the closing if the registration statement is not subject to a full review and within 180 days of the closing if the registration statement is subject to a full review.   The Company filed a Registration Statement (Registrant No. 333-185284) with the SEC on November 30, 2012, which was declared effective on January 11, 2013.

Common stock

On November 2, 2012, the Company closed a registered offering sale of 453,000 shares of MGT Common stock for gross proceeds of $1,364. The Common stock was sold at $3.01 per share with a total of 453,000 shares sold, under its S-3 Registration Statement (Registrant No. 333-182298), which was declared effective on September 25, 2012. Total issuance cost for this registered offering was $48.

All of the Investors represented that they were “accredited investors,” as that term is defined in Rule 501(a) of Regulation D under the Securities Act, and the sale of the securities was made in reliance on exemptions provided by Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

Note 11. Non-controlling interest

The Company has the following non-controlling interest:

	MGT Gaming	Medicsight Ltd	Total
Non-controlling interest at January 1, 2012	$–	$5,293	$5,293
Non-controlling share of losses	(90)	(1,027)	(1,117)
Non-controlling share of capital	819	–	819
Non-controlling share of stock-based expense	–	15	15
Non-controlling share of other comprehensive loss	–	26	26
Acquisition of Medicsight Ltd stock	–	(4,307)	(4,307)
Non-controlling interest at December 31, 2012	$729	$–	$729

MGT Gaming

On June 1, 2012, the Company purchased 550 shares in MGT Gaming (Note 7).

Medicsight

On March 26, 2012, at Medicsight Ltd’s General Meeting, stockholders approved a resolution to effect a Reverse Split of the Company’s existing ordinary shares of £0.05 par value per share into 1 new ordinary share of £16,250 par value per share and for MGT to acquire all New Ordinary Shares representing the fractions of shares left over following the Reverse Split. The exchange ratio for the Reverse Split was 1 for 325,000. As a result of the Reverse Split, stockholders holding fewer than 325,000 shares were cancelled and not entitled to a cash payment for fractional shares. As of March 31, 2012, MGT held 318 shares (66.5%) of the 478 issued share capital of Medicsight Ltd.

Subsequent to March 26, 2012, and through December 31, 2012, MGT acquired an additional 160 shares of Medicsight Ltd’s ordinary shares, 67 ordinary shares were acquired for cash consideration of $51 and 93 ordinary shares were acquired in exchange for 93,000 shares of the Company’s Common stock with a fair value of $418.  On December 6, 2012 at Medicsight Ltd’s General Meeting, the stockholders approved a resolution to effect a Reverse Split of Medicsight Ltd’s remaining shares at an exchange rate of 1 for 25. As a result, stockholders holding fewer than 25 shares at the time of the reversal received a cash payment of $16, in lieu of fractional shares and no longer had an interest in Medicsight Ltd. As a result of the purchase of additional shares and the reverse split, as of December 6, 2012, MGT held 100% of the issued share capital of Medicsight Ltd.

 As of December 31, 2012, the Company paid $33 and accrued $18 related to acquisition of shares subsequent to March 26, 2012.

In order to reduce the burden of further administrative costs on the Company, we filed an application to the Registrar of Companies under s1003 of the Companies Act 2006 for Medicsight Ltd’s dissolution. As a part of the dissolution of this non-essential subsidiary, Medicsight Ltd assigned its intellectual property to Medicsight, Inc. and its ownership in Medicsight, Inc. to MGT. Medicsight Ltd was closed as of December 31, 2012.

The following schedule presents the effects of changes in MGT’s ownership interest in Medicsight Ltd on the equity attributable to MGT:

	Year ended December 31,
	2012	2011
Net loss attributable to MGT Capital Investments, Inc.	$(3,865)	$(4,549)
Transfers (to) from the non-controlling interest:
Increase in MGT's paid in capital from sale and assignment of Medicsight stock	–	21
Increase in MGT's paid-in capital from acquisition of Medicsight Ltd stock	8,018	–
Changes from the net loss attributable to MGT and transfers to the non-controlling interest	$4,153	$(4,528)

Note 12. Stock incentive plan and share-based compensation

Stock incentive plan

The Company’s board of directors established the 2012 Stock Incentive Plan (the “Plan”) on April 15, 2012, and the Company’s shareholders ratified the Plan at the annual meeting of the Company’s stockholders on May 30, 2012. The Company has 415,000 shares of Common stock that are reserved to grant Options, Stock Awards and Performance Shares (collectively the “Awards”) to “Participants” under the Plan. The Plan is administered by the board of directors or the Compensation Committee of the board of directors, which determines the individuals to whom awards shall be granted as well as the type, terms and conditions of each award, the option price and the duration of each award.

Options granted under the Plan vest as determined by the Company’s Compensation and Nominations Committee and expire over varying terms, but not more than seven (7) years from date of grant. In the case of an Incentive Stock Option that is granted to a 10% shareholder on the date of grant, such Option shall not be exercisable after the expiration of five (5) years from the date of grant. No option grants were issued during the year ended December 31, 2012.

Issuance of restricted shares

At the June 25, 2012, board meeting, the members of the Compensation and Nominations Committee approved the grant of 232,000 restricted shares of MGT Common stock under the Plan, with each current independent director of the board receiving 21,000 restricted shares and 190,000 shares awarded to officers and certain employees. These shares were subsequently issued on August 9, 2012. On August 20, 2012, 6,000 restricted shares were granted and issued to a certain employee. On November 19, 2012, 30,000 restricted shares were granted to the independent directors and 114,000 restricted shares were granted to officers and certain employees. These shares were subsequently issued on December 18, 2012. On October 29, 2012, 10,000 restricted shares were granted to a certain employee and subsequently issued on December 26, 2012.

The restricted shares vest one-third each six months from date of issue, except for the December 26, 2012, issuance, which vest three and eight months from issuance date requiring milestone conditions, none of which have been met as of December 31, 2012. The unvested shares are subject to forfeiture if the applicable recipient is not a director, officer and/or employee of the Company at the time the restricted shares are to vest. The restricted shares were valued using the closing market price on date of grant, of which the share-based compensation expense will be recognized over their vesting period. For the years ended December 31, 2012, and 2011, stock based compensation to employees and directors was $536 and $nil, respectively.

A summary of the Company’s restricted stock as of December 31, 2012 is presented below:

	Number of shares	Weighted average grant date fair value
Non-vested at December 31, 2011	–	$–
Granted	392,000	5.28
Vested	(77,333)	5.62
Forfeited	–	–
Non-vested at December 31, 2012	314,667	$5.20

Unrecognized compensation cost

As of December 31, 2012, there was $1,534 of total unrecognized compensation costs related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.1 years.

Issuance of shares to former directors

At the June 25, 2012, board meeting, the members of the Compensation and Nominations Committee approved the issuance of 33,000 shares of Common stock to certain of our former directors for past service on the Company’s board of directors. These shares were approved on August 7, 2012 and were issued and vested on August 10, 2012. The stock was valued at $185, using the closing market price on June 25,2012, the date of grant. For the year ended December 31, 2012, and 2011, stock based compensation to former directors was $185 and $nil, respectively.

Warrants

The following table summarizes information about warrants outstanding at December 31, 2012:

	Number of shares	Weighted average exercise price
Warrants outstanding at December 31, 2011	–	$–
Issued	4,038,753	3.68
Exercised	–	–
Expired	–	–
Warrants outstanding at December 31, 2012	4,038,753	$3.68

As of December 31, 2012, all 4,038,753 issued warrants are exercisable and expire through 2017.

Medicsight Ltd equity plan

On March 26, 2012, at Medicsight Ltd’s General Meeting, stockholders approved a resolution to effect a Reverse Split of the Company’s existing ordinary shares of £0.05 par value per share into 1 new ordinary share of £16,250 par value per share and for MGT to acquire all New Ordinary Shares representing the fractions of shares left over following the Reverse Split. The exchange ratio for the Reverse Split was 1 for 325,000. As a result of the Reverse Split, stockholders holding fewer than 325,000 shares were cancelled and not entitled to a cash payment for fractional shares.

Following Medicsight’s general meeting on March 26, 2012 (Note 11), a shareholder resolution approving the Reverse Split of 1-for-325,000 of the Company’s existing ordinary shares of £0.05 par value into one new ordinary share was duly passed. As a result of the reverse split, option holders under certain existing share option plans are no longer entitled to options under those plans as option holders’ share entitlement is now less than one as a result of the Reverse Split. Following the share reversal, the Company cancelled with immediate effect all redundant option plans with the exception of Plan J. All previously unrecognized stock based compensation expense of $32 was accelerated during the year ended December 31, 2012.

On December 6, 2012, the Company initiated the process of dissolving the non-essential subsidiary of Medicsight Ltd. resulting in the cancellation of stock option Plan J. For the year ended December 31, 2012, there were no grants issued and all options were fully vested and expensed prior to the cancellation of stock option Plan J.

The Company has recorded the following amounts related to its share-based compensation expense in the accompanying Consolidated Statements of Operations and Comprehensive Loss:

	Year ended December 31,
	2012	2011
Selling, general and administrative	$746	$215
Research and development	7	32
Total	$753	$247

Of the stock-based expense for the year ended December 31, 2012, and 2011, $15 and $113, respectively, was allocated to non-controlling interest.

Note 13. 401(k) plan

In October 2012, the Company established a 401(k) plan (“401(k)”), a tax qualified retirement savings plan pursuant to which eligible employees of the Company may defer compensation under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). The Company contributes an amount equal to 3% of salary contributed under the 401(k) plan by an eligible employee, up to the maximum allowed under the Code. For the year ended December 31, 2012, the Company contributed $10 to the 401(k) plan. We do not provide any supplemental retirement benefits to executive officers.

Note 14. Interest and other income / (expense)

The Company’s interest and other (expense)/income were as follows:

	Year ended December 31,
	2012	2011
Interest (expense) / income	$(97)	$38
Other expense, net	(2)	(10)
Total	$(99)	$28

Of the 2012 interest expense, $93 is associated with the Convertible Note issued on June 1, 2012, and settled on October 9, 2012.

Note 15. Income taxes

Significant components of deferred tax assets were as follows as of December 31:

	Year ended December 31,
	2012	2011
U.S. federal tax loss carry-forward	$6,294	$5,858
U.S. State tax loss carry-forward	195	74
Foreign tax loss carry-forward	15,552	15,968
U.S. federal capital loss carry-forward	706	671
Equity-based compensation, fixed assets and other	254	104
Total	23,001	22,675
Less: valuation allowance	(23,001)	(22,675)
Net deferred tax asset	$–	$–

As of December 31, 2012, the Company had the following tax attributes:

	Amount	Begins to expire
U.S. federal net operating loss carry-forwards	$18,706	Fiscal 2023
U.S. State net operating loss carry-forwards	2,351	Fiscal 2031
U.K. net operating loss carry-forwards	67,617	Indefinite
U.S. federal capital loss carry-forwards	2,076	Fiscal 2015

The U.K. Net Operating Loss carry-forwards relate to Medicsight Ltd. This entity was closed in December 2012, however it was not closed for income tax purposes until January 2013. The utilization of these net operating losses is not expected and they were surrendered upon the closure of the company.

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

The provision for/(benefit from) income tax differs from the amount computed by applying the statutory federal income tax rate to income before the provision for/(benefit from) income taxes. The sources and tax effects of the differences are as follows for the year ended December 31:

F-20

	2012	2011
Income taxes at the federal statutory rates	35%	35%
Foreign rate differential	42	45
Change in valuation allowance	(7)	(12)
Effective rate of income tax	0%	(2)%

There was an income tax expense/(benefit) of $14 and $(198) recorded in the years ended December 31, 2012, and 2011, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, New York State and various foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009.

Note 16. Operating leases, commitments and security deposit

Operating leases

The Company exercised its right to terminate its London, UK lease, upon completion of the fifth year (August 2011) and had found an alternative UK office location with no long-term lease commitment. This commitment was on a month-to-month basis and began on August 1, 2011, with total monthly rental payments of $13 along with a rental deposit of $25. In February 2012, the Company moved to a smaller office in the same location with month-to-month rental payments of $4 and a rental deposit of $6. On April 30, 2012, we terminated our UK lease effective June 30, 2012.

In September 2011, the Company entered into a 39-month lease agreement for office space located in Harrison, New York, terminating on November 30, 2014. Under the agreement our total rental payments over the 39-month lease period are $240, inclusive of three months of free rent and a refundable rental deposit of $39, held in a restricted cash account.

A satellite office in Tokyo, Japan, was closed in January 2012, and the rental deposit of $128 was refunded to us.

The following is a schedule of the future minimum payments required under operating leases and commitments that have initial or remaining non-cancellable terms in excess of one year:

Year ending
2013	$63
2014	58
Total	$121

The total lease rental expense was $105 and $515 for the years ended December 31, 2012, and 2011, respectively.

Commitments

In January 2012, the Company entered into a two-year employment agreement with an employee at a base salary of $10 per month, with potential bonus payments as outlined in the agreement. There was no bonus due at December 31, 2012. This agreement provides for a maximum severance period of 12 months in the event of termination without cause as defined in the agreement.

On March 12, 2012, the Company entered into a one-year financial advisory and consulting agreement with a national investment-banking firm. The Agreement was cancelled in May 2012, in accordance with its terms. There was no services performed or expenses incurred as of year ended December 31, 2012.

On May 11, 2012, MGT Gaming entered into a one-year consulting agreement with the president of J&S for service to MGT Gaming, for a fee of $5 per month. The agreement can be cancelled with 60 days prior written notice.

On October 26, 2012, the Company entered into a one-year financial advisory and consulting agreement with a national investment-banking firm. Compensation under the agreement includes cash consideration of $250 and 120,000 shares of restricted Common stock. Under the terms of the agreement, there are no penalties or liabilities to the Company if approval is not received. Issuances of restricted Common stock to service providers as compensation for services are subject to shareholder approval. No shares were approved or issued as of December 31, 2012. The Company expensed $42 for the year ended December 31, 2012.

In November 2012, in connection with the sale of the Preferred Stock, the Company was required to enter into investor/public relations service agreements, with terms of seven, ten and twelve months. Compensation under the agreements includes cash consideration of $444, the issuance of 100,000 shares of Preferred Stock and 400,000 warrants to purchase MGT Common stock. Issuance of Preferred Stock and warrants to service providers as compensation for services are subject to shareholder approval. No shares were approved or issued as of December 31, 2012. Under the terms of the agreements, there are no penalties or liabilities to the Company if approval is not received. For the year ended December 31, 2012, the Company expensed $79, relating to the cash consideration under the agreements. One agreement was mutually terminated in January 2013, reducing the remaining cash consideration due by $108.

Note 17. Related party transactions

Moneygate Group

In Fiscal 2009, we purchased 49% of the share capital of Moneygate. On acquisition we provided loan facilities of $387 for working capital and $3,094 for acquisitions and subsequently entered into various transactions with Moneygate and other non-related parties.

Through its disposal in March 2011, Moneygate was a related party as the Company had significant influence over its operations as a result of representation on Moneygate’s board of directors. Due to this significant influence, we accounted for it under the equity method. In March 2011, we sold our entire interest in Moneygate to Committed for total consideration of $401, resulting in a gain on sale of $81. There were no transactions in 2012.

Dunamis

Allan Rowley, former Chief Executive Officer and former Chief Financial Officer of MGT and former Chief Executive Officer of Medicsight, along with David Sumner, former Chairman of Medicsight, are both directors of Dunamis. Dunamis is a United Arab Emirates (“UAE”) registered company regulated by the Dubai Financial Services Authority (“DFSA”). Dunamis is 100% owned by David Sumner and was set up by Mr. Sumner with Allan Rowley’s financial consulting assistance, as a corporate financing and advisory firm. On September 6, 2010, Medicsight made a short-term loan of $1,100 to Dunamis. Dunamis repaid the principal of $1,100 and interest of $48 on February 6, 2011, and February 10, 2011, respectively. There were no transactions in 2012.

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

Laddcap Value Partners III LLC (“Laddcap”)

On April 12, 2011, the Company entered into a Revolving Line of Credit and Security Agreement with Laddcap, a related party, for up to $500 for a fifteen-month term. The Agreement expired in July 2012, and was not renewed by management (Note 18).

D4D Limited

Effective July 2010, the Company entered into a service agreement with D4D Limited (“D4D”), a company that offers Executive Services for small and mid-cap companies. D4D is owned by Tim Paterson-Brown and Allan Rowley, and pursuant to the agreement, provided the services of Chairman, Chief Executive Officer and Chief Financial Officer of the Company at such time.

In April 2011, the agreement with D4D was terminated and a settlement agreement between MGT and D4D, Messrs. Paterson-Brown and Rowley was executed and delivered. In the year ended December 31, 2011, MGT and Medicsight made payments to D4D, totaling $304 and $315, respectively. There were no transactions in 2012.

Note 18. Line of credit facility

On April 12, 2011, the Company entered into an Agreement with Laddcap for up to $500 for a fifteen-month term. The Agreement encompasses a standby commitment fee of two (2%) percent of the maximum loan amount along with an eight (8%) percent interest charge on any funds drawn. The Company has expensed $10 and $6 during the years ended December 30, 2012, and 2011, respectively. Laddcap is a related party as the Managing Partner and beneficial owner of Laddcap is a 10% plus shareholder and President and Chief Executive Officer of MGT. The Agreement expired in July 2012, and has not been renewed. No amounts were drawn down against the facility as of the date of expiration.

Note 19. Segment reporting

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 2). We evaluate performance of our operating segments based on revenue and operating (loss). Segment information as of December 31, 2012, and December 31, 2011, are as follows:

	Medicsight
	Software/Devices	Services	MGT Gaming	Unallocated corporate/other	Total
Year ended December 31, 2012
Revenue from external customers	$222	$187	$–	$–	$409
Cost of revenue	92	173	–	–	265
Gross margin	130	14	–	–	144
Operating loss	(1,755)	(11)	(204)	(2,220)	(4,190)

Year ended December 31, 2011
Revenue from external customers	$536	$–	$–	$–	$536
Cost of revenue	104	–	–	–	104
Gross margin	432	–	–	–	432
Operating (loss)	(6,682)	–	–	(1,180)	(7,862)

December 31, 2012
Cash and cash equivalents (excluding $2,039 restricted cash)	$330	$–	$49	$3,064	$3,443
Intangible assets	–	–	1,704	–	1,704

December 31, 2011
Cash and cash equivalents	$3,123	$–	$–	$581	$3,704
Intangible assets	–	–	–	–	–

Note 20. Subsequent events

In February and March 2013, 241,748 and 30,000 shares of the Company’s Preferred Convertible Series A Stock were converted into 241,748 and 30,000 shares, of the Company’s common stock, respectively. No cash was received by the Company.

Schedule II

MGT Capital Investments, Inc.

Valuation and Qualifying Accounts

	Balance at
	Beginning			Balance at
Deferred Tax Valuation Allowance	of year	Additions	Write-offs	end of year

2011	23,588	—	(913)	22,675
2012	22,675	326	—	23,001

The deferred tax valuation allowance applies to both operating loss carry-forwards and capital losses incurred by the Company and other temporary timing differences.