Form 10-K/A
period 2012-12-31
MGT CAPITAL INVESTMENTS INC
filed 2013-04-30
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No 1 to

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

As of April 16, 2013, the registrant had outstanding 4,541,672 shares of Common stock, $0.001 par value

EXPLANATORY NOTE

 MGT Capital Investments, Inc. (the "Company," "we," "us" or "our") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the year ended December 31, 2012 (the "Original Filing" or "Form 10-K"), which was originally filed with the Securities and Exchange Commission (the "SEC") on March 29, 2013 solely to include the information required in Part III (Items 10 through 14) of Form 10-K that was previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement. We have determined to include such Part III information by amendment of the Original Form 10-K rather than by incorporation by reference to a definitive proxy statement. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company's other filings with the SEC. This Amendment consists solely of the preceding cover page, this explanatory note, Part III (Items 10 through 14), the signature page, and the certifications required to be filed as exhibits to this Amendment.

Unless otherwise indicated all share numbers are adjusted to reflect the 1-500 reverse stock split of the Company’s outstanding Common Stock, immediately followed by a forward stock split of the Company’s outstanding common stock, at an exchange ratio of (15-1 shares of the Company’s outstanding common stock, affected on March 21, 2012). All numbers, other than share numbers are reflected in thousands.

3

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

Annual Report on Form 10-K/A (Amendment No. 1)

For the Year Ended December 31, 2012

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Name	Age	Position
H. Robert Holmes	69	Chairman of the Board, Chairman of the Nomination and Compensation Committee, Audit Committee Member, Independent Director
Michael Onghai	43	Chairman of the Audit Committee, Nomination and Compensation Committee Member, Independent Director
Robert B. Ladd	54	President, Chief Executive Officer and Director
Robert P. Traversa	48	Treasurer, Chief Financial Officer and Director

Directors are elected based on experience, qualifications and in accordance with the Company’s by-laws to serve until the next annual stockholders meeting and until their successors are elected in their stead.  Officers are appointed by the Board of Directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the Board of Directors. There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

H. Robert Holmes was elected as a director in May 2012. From 2008 to 2012, Mr. Holmes has served on the board of Dejour Industries (NYSE-MKT: DEJ). Mr. Holmes was the founder and general partner of Gilford Partners Hedge Fund. From 1980-1992, Mr. Holmes was the Co-Founder, President of Gilford Securities, Inc. Previously, Mr. Holmes served in various positions with Paine Webber and Merrill Lynch. Mr. Holmes has served on the Board of Trustees North Central College in Naperville, II; Board of Trustees of Sacred Heart Schools, Chairman of Development Committee, in Chicago, IL; Board of Trustees of Crested Butte Academy where he was Chairman of Development Committee; and the Board of Trustees Mary Wood Country Day School, Rancho Mirage, CA. The board believes that Mr. Holmes has the experience, qualifications, attributes and skills necessary to serve as a director because of his years of business experience and service as a director for many companies over his career.

Michael Onghai was appointed a director in May 2012. Mr. Onghai has been the CEO of LookSmart (NASDAQ CM: LOOK), since February 2013. He has been the founder and Chairman of AppAddictive, an advertising and social commerce platform since July 2011. Mr. Onghai is the President of Snowy August Management LLC, a special situations fund concentrating on the Asian market, spin-offs and event-driven situations. Mr. Onghai is the founder of Stock Sheet, Inc., and Daily Stocks, Inc. - the web's early providers of financial information and search engine related content for financial information. Mr. Onghai has founded several other internet technology companies for the last two decades. Mr. Onghai is an advisor to several internet incubators and is a panelist who advises FundersClub on which companies to accept for its pioneering venture capital platform. Mr. Onghai has earned his designation as a Chartered Financial Analyst (2006) and holds a B.S. in Electrical Engineering and Computer Science from the University of California, Los Angeles and graduated from the Executive Management Certificate Program in Value Investing (The Heilbrunn Center for Graham & Dodd Investing) Graduate School of Business at Columbia Business School. The board believes that Mr. Onghai has the experience, qualifications, attributes and skills necessary to serve as a director and chairman of the Audit Committee because of his years of business experience and financial expertise.

Robert B. Ladd joined the Company in December 2010 as a Director. He was named Interim President and CEO in February 2011, and appointed President and CEO in January 2012. Mr. Ladd is the Managing Member of Laddcap Value Advisors, LLC, which serves as the investment manager for various private partnerships, including Laddcap Value Partners LP. Prior to forming his investment partnership in 2003, Mr. Ladd was a Managing Director at Neuberger Berman, a large international money management firm catering to individuals and institutions. From 1992 through November 2002, Mr. Ladd was a portfolio manager for various high net worth clients of Neuberger Berman. Prior to this experience, Mr. Ladd was a securities analyst at Neuberger from 1988 through 1992. Mr. Ladd is a former Director of InFocus Systems, Inc. (Nasdaq – INFS, 2007 to 2009), and served on the board of Delcath Systems, Inc. (Nasdaq – DCTH, 2006-2012). Mr. Ladd has earned his designation as a Chartered Financial Analyst (1986). Based on Mr. Ladd’s familiarity with the Company in serving as our Chief Executive Officer since 2011 and his overall background and experience as an executive in the financial industry, the Nominating Committee of the Board of Directors concluded that Mr. Ladd has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board of Directors.

Robert P. Traversa joined the Company on March 1, 2011 as a senior advisor to executive management and was appointed the Company’s Chief Financial Officer in May 2011. Prior to joining the company, he was a senior vice president at Neuberger Berman LLC, a large international money management firm catering to individuals and institutions.  He joined Neuberger Berman in 1994 and was most recently a senior member of an investment team within the Private Asset Management Division. His earlier career at Neuberger encompassed positions supporting management, operations and technology. Mr. Traversa was a financial analyst at Bankers Trust in the Investment Management Division from 1990 until 1994. He began his career on the audit staff at Price Waterhouse in 1987. Mr. Traversa is a NY State Certified Public Accountant. Based on Mr. Traversa’s familiarity with the Company in serving as our Chief Financial Officer since 2011 and his overall background and experience as an executive in the financial industry, the Nominating Committee of the Board of Directors concluded that Mr. Traversa has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board of Directors.

Arrangements relative to Appointment as Director

Under an Amended and Restated Securities Purchase Agreement dated December 9, 2010 (the “Purchase Agreement”) between the Company and Laddcap Value Partners, LP (the “Purchaser”), the Purchaser agreed to purchase 195,000 shares of the Company’s Common Stock for $1,000. The Company appointed Robert B. Ladd, as director to fill the vacancy caused by the resignation of Tim Paterson-Brown. The Purchase Agreement closed on December 13, 2010. On February 9, 2011, all 239,520 shares of the Company's Common Stock held by the Purchaser were transferred from the Purchaser to Laddcap Value Partners III LLC (“Laddcap”). Mr. Ladd is the managing member of Laddcap.

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

Corporate Code of Ethics

On June 25, 2012, the Board of Directors revised the Code of Conduct and Ethics which applies to all directors and employees including the company’s principal executive officer, principal financial officer and principal accounting officer or persons performing similar functions. Prior to June 25, 2012, the Company’s employees and directors were subject to the previous Code of Ethics adopted by the Board of Directors on December 28, 2007.

Copies of the Code of Business Conduct and Ethics, the Anti-Fraud Policy, the Whistleblowing Policy and the MGT Share Dealing Code can be obtained, without charge by writing to the Corporate Secretary at MGT Capital Investments, Inc., 500 Mamaroneck Avenue, Suite 204, Harrison, NY 10528, or through our corporate website at www.mgtci.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Other than as disclosed below and based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transaction were reported, we believe that during the fiscal year ended December 31, 2012, our officers, directors and greater than ten percent stockholders timely filed all reports and did not miss any filings as required to file under Section 16(a).

Audit Committee and Audit Committee Financial Expert

On November 25, 2004, the Company’s Board of Directors established an Audit Committee to carry out its audit functions. At December 31, 2012, the membership of the Audit Committee was Michael Onghai and H. Robert Holmes.

The Company’s Board of Directors has determined that Michael Onghai, an independent director, is the Audit Committee financial expert, as defined in Regulation S-K promulgated under the Securities and Exchange Act of 194, serving on its Audit Committee.

Item 11.	Executive Compensation

Summary Compensation Table

The following table summarizes Fiscal Years 2012 and 2011 compensation for services in all capacities of the Company’s named executive officers and other individuals:

Name				Stock	All other	Total
Principal Position	Year	Salary	Bonus	awards (1)	Compensation	compensation

Robert B. Ladd	2012	$263	$185	$711	$-	$1,159
Chief Executive Officer	2011	$216	$-	$-	$-	$216
					-
Robert P. Traversa	2012	$263	$175	$655	$-	$1,093
Chief Financial Officer	2011	$209	$10	$-	$-	$219

(1)	This column discloses the dollar amount of the aggregate grant date fair value of restricted stock granted in the year.

Grants of Plan-Based Awards

Name	Grant Date	All other stock awards: Number of shares of stock (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and options awards

Robert B. Ladd	06/25/2012	85,000	-	-	5.62
Robert B. Ladd	11/19/2012	50,000	-	-	4.67
Robert P. Traversa	06/25/2012	75,000	-	-	5.62
Robert P. Traversa	11/19/2012	50,000	-	-	4.67

Outstanding Equity Awards at December 31, 2012

The table below sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2012, granted under our 2012 Stock Incentive Plan.

Name	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested
Robert B. Ladd	106,667	411,733	106,667	-
Robert P. Traversa	100,000	386,000	100,000	-

Employment agreements

On November 19, 2012, the Company entered into an employment agreement with Robert B. Ladd, to act as its President and Chief Executive Officer. Upon execution of the agreement, Mr. Ladd was granted a $100,000 cash payment and 50,000 shares of restricted common stock. The agreement provides for a two year term, subject to automatic renewals. The agreement provides for a base salary of $285,000 per year. Pursuant to the employment agreement, Mr. Ladd is eligible for a cash and/or equity bonus as determined by the Compensation Committee. Pursuant to the agreement, in the event that Mr. Ladd dies or is permanently disabled or he is terminated without good cause or he resigns for Good Reason. Mr. Ladd is entitled to (i) a severance payment equal to the higher of his base salary for the remaining term of this agreement or twelve times the average monthly Base Salary paid or accrued during the three full calendar months immediately preceding such determination; (ii) expense compensation in an amount equal to twelve times the sum of the average Base Salary during the full calendar months preceding such termination; (iii) immediate vesting of all stock options; (iv) vacation pay for any vacations days earned but not taken; (v) medical insurance for 12 months; and (vi) the cost of office space, not to exceed $3,000 per month. Good Reason includes a change of control. If payments are subject to the excise tax imposed by Section 4999 of the Code, the Company will pay Mr. Ladd an additional amount so that the net amount retained by Mr. Ladd shall be equal to what his Total Payments would have been without the Excise Tax and any state and local income taxes. If the Company terminates Mr. Ladd for Cause or Mr. Ladd resigns without Good Reason, he shall only be entitled to any compensation earned but not paid at such time. Mr. Ladd’s employment agreement was filed in an 8-K dated November 23, 2012, all defined terms not otherwise defined herein are defined in such employment agreement.

On November 19, 2012, the Company entered into an employment agreement with Robert P. Traversa to act as its Treasurer and Chief Financial Officer. The agreement provides for a two year term, subject to automatic renewals. Upon execution of the agreement, Mr. Traversa was granted a $100,000 cash payment and 50,000 shares of restricted common stock. The agreement provides for a base salary of $275,000 per year. Pursuant to the employment agreement, Mr. Traversa is eligible for a cash and/or equity bonus as determined by the Compensation Committee. Pursuant to the agreement, in the event that Mr. Traversa dies or is permanently disabled or he is terminated without good cause or he resigns for Good Reason. Mr. Traversa is entitled to (i) a severance payment equal to the higher of his base salary for the remaining term of this agreement or twelve times the average monthly Base Salary paid or accrued during the three full calendar months immediately preceding such determination; (ii) expense compensation in an amount equal to twelve times the sum of the average Base Salary during the full calendar months preceding such termination; (iii) immediate vesting of all stock options; (iv) vacation pay for any vacations days earned but not taken; (v) medical insurance for 12 months; and (vi) the cost of office space, not to exceed $3.00 per month. Good Reason includes a change of control. If payments are subject to the excise tax imposed by Section 4999 of the Code, the Company will pay Mr. Traversa an additional amount so that the net amount retained by Mr. Traversa shall be equal to what his Total Payments would have been without the Excise Tax and any state and local income taxes. If the Company terminates Mr. Traversa for Cause or Mr. Traversa resigns without Good Reason, he shall only be entitled to any compensation earned but not paid at such time. Mr. Traversa’s employment agreement was filed in an 8-K dated November 23, 2012 all defined terms not otherwise defined herein are defined in such employment agreement.

Director Compensation for 2012

The following table sets forth the compensation of persons who served as a member of our Board of Directors during all or part of 2012, other than Robert B. Ladd and Robert P. Traversa whose compensations is discussed under "Executive Compensation" below and neither of whom is separately compensated for Board service.

Name	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total

H. Robert Holmes	$60	$188	$-	$248
Michael Onghai	$58	$188	$-	$246
Richard Taney (1)	$13	$73	$-	$86
Richard W. Cohen (2)	$13	$56	$-	$69
Neal Wyman (3)	$13	$56	$-	$69

All directors are reimbursed for their out-of-pocket expenses incurred in connection with the performance of Board duties.

1)	Richard Taney, served as Director through May 31, 2012
2)	Richard W. Cohen, served as Director through May 31, 2012
3)	Neal Wyman, served as Director through May 31, 2012

Independent director compensation

Our policy is each independent director receives annual compensation of $20. In addition, independent directors, receive $5 as total compensation for committee service. The Chairman of the Board receives an additional $5.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of Common Stock as of March 31, 2013:

•	Each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock;
•	Each person serving as a director, a nominee for director, or executive officer of the Company; and
•	All executive officers and directors of the Company as a group.

Percentage beneficially owned is based upon 4,541,672 shares of common stock issued and outstanding as of April 16, 2013.

Name of Beneficial Owner	Numbers of Shares Beneficially Owned	Percentage of Common Equity Beneficially Owned

Directors and Officers
Robert B. Ladd (1)	805,471	18%
Robert P. Traversa (2)	281,616	6%
H. Robert Holmes	83,819	2%
Michael Onghai	42,545	1%

Total Current Officers and Directors as a Group (4 persons)	1,213,451	27%

Addresses for the above directors and officers are care of the Company at 500 Mamaroneck Avenue, Suite 204, Harrison, NY 10528.

(1)	Mr. Ladd owns 163,000 shares of Common Stock directly. Mr. Ladd may also be deemed to be the beneficial owner of an additional 642,741 shares of Common Stock held by Laddcap Value Partners III LLC, a Delaware limited liability company (“Laddcap”), by virtue of his ability to vote or control the vote or dispose or control the disposition of the shares of Common Stock held by Laddcap through his position as Managing Member of Laddcap.
(2)	Mr. Traversa owns 281,616 shares of Common Stock directly.

In addition, the Company has an aggregate of 172,517 shares of Series A Preferred Stock outstanding as of April 16, 2013 which each entitle the respective holders to one vote per share of Series A Preferred Stock.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Laddcap Value Partners III LLC (“Laddcap”)

On April 12, 2011, the Company entered into a Revolving Line of Credit and Security Agreement with Laddcap for up to $500 for a fifteen-month term. The Agreement encompassed a standby commitment fee of two (2%) percent of the maximum loan amount along with an eight (8%) percent interest charge on any funds drawn. Laddcap is a related party as the Managing Partner and beneficial owner of Laddcap is a 10% plus shareholder and CEO of MGT. No amounts were drawn down against the facility as of the date of the filing of the Company’s Form 10-K for the annual period ended December 31, 2012. The Agreement expired in July 2012 and was not renewed by management.

Director independence

Each of the Company’s current independent directors: H. Robert Holmes and Michael Onghai are considered independent under Section 803A of NYSE MKT rules, accordingly to which the Company must comply.

Item 14.	Principal Accounting Fees and Services

Fees for independent registered public accounting firm for 2012 and 2011

Set forth below are the aggregate fees billed for each of the last two fiscal years ended December 31, 2012, and December 31, 2011, for services rendered by EisnerAmper LLP.

	2012	2011
Audit fees	283,000	175,000

Audit-related fees	-	-

Total Audit & Audit-related fees	283,000	175,000

Tax fees	22,000	22,000

Total fees	305,000	197,000

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

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

(a)	The exhibits listed in the accompanying Exhibit Index are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 2013	MGT CAPITAL INVESTMENTS, INC.

	By:	/s/ ROBERT B. LADD
Robert B. Ladd
President and Chief Executive Officer (Principal Executive Officer)

