Form 10-Q
period 2013-03-31
MGT CAPITAL INVESTMENTS INC
filed 2013-05-20
CIK 1001601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 17, 2013, the registrant had outstanding 6,064,440 shares of common stock, $0.001 par value.

EXPLANATORY NOTE

This quarterly report contains the restated Condensed Consolidated Balance Sheet as of December 31, 2012 and restated Condensed Consolidated Statement of Changes in Stockholders’ Equity. Refer to Note 2 of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further detail.

On May 15, 2013, after consulting with the Company’s Audit Committee and with the Company’s newly appointed Independent Registered Public Accountant, Marcum LLP, management concluded that certain of the Company’s warrants and its Series A Convertible Preferred Stock (“Preferred Stock”) recorded in periods prior to the engagement of Marcum LLP have received improper accounting treatment. The warrants should have been reflected as liabilities and the Preferred Stock should have been reflected as temporary equity on the balance sheets included in the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”) and the Quarterly Reports on Form 10-Q for the periods ended June 30, 2012 and September 30, 2012 (the “Quarterly Reports”), as opposed to a component of equity. As a result of this improper accounting treatment, the financial statements in the Annual Report and the Quarterly Reports should no longer be relied upon. The Company intends to file amendments to the Annual Report and the Quarterly Reports as soon as possible.

Specifically, the change in treatment of the warrants and the Preferred Stock will result in a change to the equity, temporary equity, and liability portions of the balance sheets at the aforementioned reporting dates and will result in a gain or loss on the fair market carrying value of the warrants and the Preferred Stock which will impact results of operations and earnings (loss) per share as reported in our statement of operations for such periods. Such restatements for correction of error, however, will not impact cash flow or cash balances. In addition, as a result of recently obtained Waiver Agreements from warrant holders, the affected warrants will be treated as equity in the quarter ending June 30, 2013. Lastly, as of the date of this Quarterly Report on Form 10-Q, substantially all of the Preferred Stock has converted into Common Stock of the Company pursuant to its terms; the accounting treatment of the conversion eliminates temporary equity classification of these shares as well. In summary, while the Annual Report and Quarterly Reports should not be relied upon, investors should be aware that the classification of the warrants as a liability will revert back to the originally reported equity treatment in the quarter ending June 30, 2013.

All financial amounts are in thousands except share and per share data.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012 (restated)
Assets
Current assets:
Cash and cash equivalents	$2,678	$3,443
Accounts receivable	–	9
Prepaid expenses and other current assets	233	340
Total current assets	2,911	3,792

Non-current assets:
Restricted cash	2,039	2,039
Property and equipment, net	21	25
Intangible assets, net	1,743	1,795
Total assets	$6,714	$7,651

Liabilities
Current liabilities:
Accounts payable	$203	$242
Accrued expenses	177	272
Other payables	21	67
Total current liabilities	401	581

Non-current liabilities:
Derivative liability - warrants	5,044	7,166
Total liabilities	5,445	7,747

Commitments and contingencies
Redeemable convertible preferred stock – temporary equity
Preferred stock, Series A Convertible Preferred , $0.001 par value; 1,413,572 and 1,394,766 shares authorized at March 31, 2013, and December 31, 2012, respectively; 1,139,870 and 1,394,766 shares issued and outstanding at March 31, 2013, and December 31, 2012, respectively	108	47
Stockholders’ equity/(deficit)
Undesignated Preferred stock, $0.001 par value; 8,586,428 and 8,605,234 shares authorized at March 31, 2013 and December 21, 2012, respectively. No shares authorized, issued and outstanding at March 31, 2013, and December 31, 2012	–	–
Common stock, $0.001 par value; 75,000,000 shares authorized; 3,522,935 and 3,251,187 shares issued and outstanding at March 31, 2013, and December 2012 respectively	4	3
Additional paid in capital	283,296	282,998
Accumulated other comprehensive loss	(281)	(281)
Accumulated deficit	(282,570)	(283,631)
Total stockholders’ (deficit)/equity – MGT Capital Investments, Inc.	449	(911)
Non-controlling interests	712	768
Total equity	1,161	(143)

Total stockholders' equity/(deficit), liabilities and non-controlling interest	$6,714	$7,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues
Software and devices	$11	$193
Services - consulting	75	20
	86	213
Cost of revenues
Software and devices	-	36
Services - consulting	63	-
	63	36

Gross margin	23	177

Operating expenses
Selling, general and administrative	1,161	813
Research and development	-	41
	1,161	854

Operating loss	(1,138)	(677)

Other non-operating (expense) / income
Interest and other (expense) / income	24	(2)
Decrease in fair value of common stock warrants	2,122	-
	2,146	(2)

Net income/(loss) before income taxes and non-controlling interest	1,008	(679)

Income tax (expense) / benefit	(3)	-

Net income/(loss) before non-controlling interest	1,005	(679)

Net income/(loss) attributable to non-controlling interest	56	209

Net profit/(loss) attributable to MGT	$1,061	$(470)

Less:
Contractual dividend on Preferred Series A Stock	(61)	-
Net income/(loss) applicable to Common shareholders	$1,000	$(470)

Per-share data:
Basic net income/(loss) per share	$0.33	$(0.22)
Diluted net income/(loss) per share	$0.24	$(0.22)

Weighted average number of common shares outstanding - Basic	3,075,802	2,108,388
Weighted average number of common shares outstanding - Dilutive	4,614,577	-

Net loss as reported	$1,005	$(679)
Other comprehensive loss:
Unrealized foreign exchange gains	-	73
Comprehensive loss	1,005	(606)
Comprehensive loss attributable to non-controlling interest	-	175
Comprehensive loss attributable to MGT	$1,005	$(431)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF
REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT)/EQUITY

(In thousands)
(Unaudited)

	Redeemable Series A Convertible preferred stock		Common stock
	Shares	Amounts	Shares	Amounts	Additional paid-in capital	Accumulated comprehensive (loss)	Accumulated deficit	Total stockholders' equity/(deficit)	Non-controlling interests	Total equity

At December 31, 2012 (restated)	1,395	$47	3,251	$3	$282,998	$(281)	$(283,631)	$(911)	$768	$(143)
Quarterly dividend on Preferred Stock	18	61			(61)			(61)		(61)
Conversion of Preferred Series A to Common Stock	(273)		272	1				1		1
Stock-based compensation					359			359		359
Net income for the period							1,061	1,061	(56)	1,005
At March 31, 2013	1,140	$108	3,523	$4	$283,296	$(281)	$(282,570)	$449	$712	$1,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income / (loss)	$1,005	$(679)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation	4	7
Decrease in fair value of warrants	(2,122)	–
Amortization of intangible assets	52	–
Loss on disposal of property and equipment	–	2
Stock-based compensation expense	359	32
Change in operating assets and liabilities:
Accounts receivable	9	(31)
Prepaid expenses and other current assets	107	166
Inventory	–	36
Security deposits	–	128
Accounts payable	(39)	42
Accrued expenses	(95)	(108)
Other payables	(46)	(10)
Net cash used in operating activities	(766)	(415)

Cash flows from investing activities:
Purchase of property and equipment	–	(10)
Net cash used in investing activities	–	(10)

Cash flows from financing activities:
Cash paid in lieu of fractional shares in reverse/forward split	–	(5)
Net cash used in financing activities	–	(5)

Effects of exchange rates on cash and cash equivalents	1	68
Net change in cash and cash equivalents	(765)	(362)
Cash and cash equivalents, beginning of period	3,443	3,704
Cash and cash equivalents, end of period	$2,678	$3,342

Supplemental non-cash disclosures (investing and financing activities):
Series A Convertible Preferred Stock, dividends paid in kind	$61	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

 Note 1: Organization

MGT Capital Investments, Inc. (“MGT”, “the Company”, “the Group”, “we”, “us”) is a Delaware corporation, incorporated in 2000. The Company was originally incorporated in Utah in 1977. As of March 31, 2013, MGT is comprised of the parent company, majority-owned subsidiary MGT Gaming, Inc. (“MGT Gaming”) and wholly-owned subsidiary, Medicsight, Inc. (“Medicsight”). Our Corporate office is located in Harrison, New York.

MGT and its subsidiaries are engaged in the business of acquiring and monetizing intellectual property.

MGT Gaming owns U. S. Patent No. 7,892,088 (“the ‘088 Patent”) relating to casino gaming systems and seeks to enforce its proprietary rights against possible infringers. On November 2, 2012, MGT Gaming filed a lawsuit claiming patent infringement against multiple companies believed to be violating the ‘088 Patent entitled "Gaming Device Having a Second Separate Bonusing Event." The ‘088 Patent is directed to a gaming system in which a second game played on an interactive sign is triggered once specific events occur in a first game. The lawsuit, which was filed in the United States District Court for the Southern District of Mississippi (Jackson Division), alleges the defendants Caesars Entertainment (NASDAQ GS: CZR), MGM Resorts International, Inc. (NYSE: MGM), WMS Gaming, Inc. - a subsidiary of WMS Industries, Inc. (NYSE: WMS), Penn National Gaming, Inc. (NASDAQ GS: PENN), and Aruze Gaming America, Inc. either manufacture, sell or lease gaming systems in violation of MGT Gaming's patent rights, or operate casinos that offer gaming systems in violation of MGT Gaming's patent rights. An amended version of the complaint was later filed on December 17, 2012. The allegedly infringing products manufactured, distributed, used, sold and/or offered for sale by defendants include at least those identified under the trade names: "Pirate Battle," "Battleship," "Clue," "Monopoly, " "Rich Life, " "Amazon Fishing Competition, " "Massive Fishing Competition, " "Big Game Competition, " "Jackpot Battle Royal, " "Wizard of Oz Journey to Oz, " "The Great and Powerful Oz," and "Paradise Fishing." On January 3, 2013, WMS (joined by Caesars and MGM) moved to sever the litigation against each defendant into separate actions and to transfer the action against WMS to the Northern District of Illinois and to dismiss the case. Later that same month defendants Aruze Gaming America, Inc. and Penn National Gaming, Inc. filed motions to dismiss and motions to transfer venue to Nevada and Pennsylvania, respectively. Responsive and reply briefs have been filed and these motions are now fully briefed. As of May 17, 2013, the court has not made any decisions on these motions. In addition, on March 21, 2013, Aruze filed a separate action in Nevada seeking a declaratory judgment that it does not infringe the '088 Patent and/or that the '088 Patent is invalid or unenforceable. MGT Gaming's response to the action is due on June 11, 2013.

Medicsight is a medical technology company with patent ownership, as well as operations in imaging software and hardware devices, and consulting services. The company’s computer-aided detection software ColonCAD™ assists radiologists with detection of colorectal polyps, and has received regulatory approvals including CE Mark and U.S. Food and Drug Administration (“FDA”) clearance. The Company also has developed an automated CO2 insufflation device that it commercializes through a global distributor. In addition, the company provides consulting and communication services.

Note 2: Restatement of previously issued financial statements

Subsequent to the issuance of its annual report on Form 10-K for the year ended December 31, 2012 as filed on March 29, 2013, management determined that certain of the Company’s warrants and its Series A Convertible Preferred Stock (“Preferred Stock”) have received improper accounting treatment. The warrants should have been reflected as liabilities and the Preferred Stock should have been reflected as temporary equity on the balance sheets included in the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”) and the Quarterly Reports on Form 10-Q for the periods ended June 30, 2012 and September 30, 2012 (the “Quarterly Reports”), as opposed to a component of equity. As a result of this improper accounting treatment, the financial statements in the Annual Report and the Quarterly Reports should no longer be relied upon. The Company intends to file amendments to the Annual Report and the Quarterly Reports as soon as possible.

Specifically, the change in treatment of the warrants and the Preferred Stock will result in a change to the equity, temporary equity, and liability portions of the balance sheets as of the close of the aforementioned periods and will result in a gain or loss on the fair market carrying value of the warrants and Preferred Stock which will impact our results of operations and earnings (loss) per share as reported in our statement of operations for such periods. Such restatements for correction of error, however, will not impact cash flow or cash balances. In addition, as a result of recently obtained Waiver Agreements from warrant holders, the affected warrants will be treated as equity in the quarter ending June 30, 2013. Lastly, as of the date of this Quarterly Report (“Quarterly Report”) on Form 10-Q, substantially all of the Preferred Stock has converted into Common Stock of the Company pursuant to its terms; the accounting treatment of the conversion eliminates temporary equity classification of these shares as well. In summary, while the Annual Report and Quarterly Reports should not be relied upon, investors should be aware that the classification of the warrants as a liability will revert back to the originally reported equity treatment in the quarter ending June 30, 2013.

The effects of the revision on the unaudited financial statements are summarized below:

Condensed Consolidated Balance Sheets

	December 31, 2012
	As previously reported	Adjustments	As restated
Assets:
Current assets:
Cash and cash equivalents	$3,443	$–	$3,443
Accounts receivable	9	–	9
Prepaid expenses and other current assets	340	–	340
Total current assets	3,792	–	3,792

Non-current assets:
Restricted cash	2,039	–	2,039
Property and equipment, at cost, net	25	–	25
Intangible assets, net of accumulated amortization of $118 (as revised)	1,704	91	1,795
Total assets	$7,560	$91	$7,651

Liabilities:
Current liabilities:
Accounts payable	$242	$–	$242
Accrued expenses	196	76	272
Other payables	67	–	67
Total current liabilities	505	76	581

Non-current liabilities:
Derivative liability - warrants	–	7,166	7,166
Total liabilities	505	7,242	7,747

Redeemable convertible preferred stock – temporary equity
Preferred Stock, Series A Convertible Preferred, $0.001 par value; 1,394,766 shares authorized; 1,394,766 shares issued and outstanding at December 31, 2012 ($4,547 Liquidation preference)	–	47	47
Stockholders' equity/(deficit):
Preferred Stock, Series A Convertible Preferred, $0.001 par value; 1,394,766 shares authorized; 1,394,766 shares issued and outstanding at December 31, 2012 ($4,547 Liquidation preference)	1	(1)	–
Common stock, $0.001 par value; 75,000,000 shares authorized; 3,251,187 and 2,108,732 shares issued and outstanding at December 31, 2012, and 2011, respectively	3	–	3
Additional paid in capital	295,050	(12,052)	282,998
Accumulated other comprehensive loss	(281)	–	(281)
Accumulated deficit	(288,447)	4,816	(283,631)
Total stockholders’ equity/(deficit)	6,326	(7,237)	(911)
Non-controlling interests	729	39	768
Total equity	7,055	(7,198)	(143)

Total stockholders' equity/(deficit), liabilities and non-controlling interest	$7,560	$91	$7,651

Condensed Consolidated Statement of Stockholders' Equity

	Preferred stock		Common stock		Additional	Accumulated		Total
	Shares	Amounts	Shares	Amounts	paid-in capital	comprehensive income / (loss)	Accumulated deficit	shareholders' equity	Non-controlling interests	Total equity
At December 31, 2012 (as previously reported)	1,395	$1	3,251	$3	$295,050	$(281)	$(288,447)	$6,326	$729	$7,055
Reversal of Warrants issued in connection with acquisition of intangible assets					(808)			(808)		(808)
Reversal of non-controlling share of MGT Gaming, Inc.								–	42	42
Restatement of Intangible Amortization Expense and Derivative Gain/Loss Expense							59	59	(3)	56
Reversal of issuance of Preferred stock & warrants, net of issuance costs of $87	(1,380)	(1)			(4,411)		(87)	(4,499)		(4,499)
Preferred Stock Dividend - accretion of warrants					(2,478)		2,478	–		–
Reversal of deemed dividend of beneficial conversion feature of Preferred Convertible Series A stock to common stock					(2,021)		2,021	–		–
Reversal of quarterly dividend on Preferred stock	(15)				(56)		56	–		–
Warrant - Deemed Dividend (in excess of proceeds received)					(2,231)			(2,231)		(2,231)
Revaluation of Warrant Derivative							365	365		365
Preferred Stock Dividend					(47)			(47)		(47)
Adjustment to accrued expenses							(76)	(76)		(76)
At December 31, 2012 (restated)	–	$–	3,251	$3	$282,998	$(281)	$(283,631)	$(911)	$768	$(143)

Note 3: Liquidity and financial condition

The Company has incurred significant operating losses since inception and continues to generate losses from operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $282,570 at March 31, 2013. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that the products or patent monetization strategy will be successful by the Company.

At March 31, 2013, MGT’s cash, cash equivalents and restricted cash were $4,717, including $4 held in MGT Gaming. Subsequent to March 31, 2013, the Company received proceeds totaling $2,906 from warrant exercises; in addition, as a result of conversions of the Company’s Series A Convertible Preferred Stock, the Company is no longer required to maintain $2,000 in a restricted cash account. As a result, management believes that the current level of working capital will be sufficient to allow the Company to maintain its operations into June 2014. It is possible that some acquisitions may require the Company to raise capital; such capital may not be available on terms acceptable to the Company, if at all. To date, the purchase price of acquisitions has been funded primarily through the issuance of the Company’s equity securities to the sellers.

Note 4: Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of MGT Capital Investments, Inc. (“MGT”, “the Company”, “the Group”, “we”, “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been included. Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2013.

Principles of consolidation

The condensed consolidated financial statements include the accounts of our Company plus our majority-owned subsidiary, MGT Gaming and wholly-owned subsidiary, Medicsight. All intercompany transactions and balances have been eliminated. Non-controlling interest represents the minority equity investment in any of the MGT subsidiaries, plus the minorities’ share of the net operating results and other components of equity relating to the non-controlling interest.

Use of estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash, cash equivalents and restricted cash

The Company considers investments with original maturities of three months or less to be cash equivalents. Restricted cash primarily represents cash not available for immediate and general use by the Company (Note 3).

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

Hybrid Contracts

The Company accounts for hybrid contracts such as preferred shares that feature conversion options in accordance with applicable generally accepted accounting principles (“GAAP”). These accounting principles require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

Conversion options that contain variable settlement features such as provisions to adjust the conversion price upon subsequent issuances of equity or equity linked securities at exercise prices more favorable than that featured in the hybrid contract generally result in their bifurcation from the host instrument. In the event that the host instrument of a hybrid contract features certain rights of redemption that are not within the sole control of the Company but are also not certain to occur, the Company classifies such host instruments under the heading of temporary equity. Preferred shares issued in hybrid contact transactions that do not qualify for equity classification are initially recorded at the amount of funds allocated to the host instrument and are not subject to further adjustment unless and until the redemption event is probable.

The Company accounts for convertible instruments, when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, in accordance with applicable accounting guidance. The Company records, when necessary, discounts to convertible instruments (such as its preferred shares) for the intrinsic value of conversion options embedded in the instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the hybrid contract. The Company accounts for convertible instruments (when the Company has determined that the embedded conversion options should be bifurcated from their host instruments) in accordance with applicable accounting guidance which provides that a portion of the proceeds received upon the issuance of the hybrid contract are allocated to the fair value of the derivative. The derivative is subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in results of operations.

 Common stock purchase warrants and other derivative financial instruments

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provides a choice of net-cash settlement or settlement in the Company’s own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company's own stock as defined by applicable accounting guidance. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities or equity is required.

 The Company’s free standing derivatives consist of warrants to purchase common stock that were issued to (a) the Series A Preferred stockholders in connection with the sale of Series A Convertible Preferred Stock (See Note 7) and (b) the sellers of J&S Gaming, Inc. (“J&S”). The warrants issued to the holders of the Series A Preferred Stock have fixed settlement provision but are conditionally redeemable upon certain types of change in control transactions that are not within the sole control of the Company. The warrants issued to the sellers of J&S have no cash redemption features but feature non-standard anti-dilution protection that cause them to not be indexed to the Company’s own stock. Accordingly, these instruments have been classified as derivative liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2013, and December 31, 2012. Derivative liabilities are initially recorded at fair value and are then re-valued at each reporting date, with changes in fair value recognized in earnings during the reporting period.

Revenue recognition

The Company recognizes revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement and that the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is probable. Our material revenue streams are related to the delivery of software license fees, maintenance services, hardware, and consulting services. We enter into revenue arrangements that may consist of multiple deliverables of software and services due to the needs of its customers. In addition to these general revenue recognition criteria, the following specific revenue recognition policies are followed:

Multiple-element arrangements — the Company enters into arrangements with visualization solution partners and original equipment manufacturers. For such arrangements, the Company recognizes revenue using the Multiple-Deliverable Revenue Arrangements. For our multiple-element arrangements, deliverables are separated into more than one unit of accounting when (i) the delivered element(s) have value to the customer on a stand-alone basis, and (ii) delivery of the undelivered element(s) is probable and substantially in our control. Revenue is then allocated to each unit of accounting based on the estimated selling price determined using a hierarchy of evidence based first on Vendor-Specific Objective Evidence (“VSOE”) if it exists, and finally, if VSOE do not exist, based on Best Estimate of Selling Price (“BESP”). Our arrangements generally do not include any provisions for cancellation, termination, or refunds that would impact recognized revenue.

We determine BESP for a deliverable in a multiple element arrangement by collecting all reasonably available data points including sales reports, cost and margin analysis of the product, and other inputs based on our normal pricing practices. We have experience selling software and/or maintenance services at a standard price and consider this to be BESP when contracting with customers. The determination of BESP is a formal process within our company that includes review and approval by our management. After determination of the estimated selling price of each deliverable in a multiple-element arrangement, the arrangement consideration is then allocated using the relative selling price method. Under the relative selling price method, the estimated selling price for each deliverable is compared to the sum of the estimated selling price for all deliverables. The percentage that is calculated for each deliverable is then multiplied by the total contractual value of the multiple-element arrangement to determine the revenue allocated to each deliverable.

The revenue allocated to each deliverable will then be recorded in accordance with existing revenue recognition guidance for stand-alone component sales and services.

•	Software - License fee revenue is derived from the licensing of computer software. Maintenance revenue is derived from software maintenance. Our software licenses are generally sold as part of an arrangement that includes maintenance and support.

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

•	Hardware — Revenue is derived from the sale of our automated CO2 insufflation device. This product is an automated CO2 insufflation device, and is generally sold as part of an arrangement that includes a one-year warranty. The risk of incurring warranty related expense is mitigated by the warranty contractually agreed with the supplier. The Company reviews the risk of warranty liabilities on a regular basis, and makes any and all appropriate provisions accordingly. At the present time, the Company feels that the warranty liability is insignificant and has therefore not made any provision. The device is sold exclusively through our distribution partner Ultrasound Technologies, Ltd. and the Company receives a royalty on each unit sold. Revenue is recognized as orders are satisfied and delivered by our supplier.

•	Services-consulting — Consulting revenue is earned over the period in which the Company provides the related services. The Company recognizes consulting revenue as it meets the terms of the underlying contract on the terms of the agreement.

Equity-based compensation

The Company recognizes compensation expense for all equity-based payments. Under fair value recognition provisions, the Company recognizes equity-based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

Restricted stock awards are granted at the discretion of the Company. These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically over an eighteen month period (vesting on a straight-line basis). The fair value of a stock award is equal to the fair market value of a share of Company stock on the grant date

The fair value of option awards are estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions are the expected stock volatility, the risk-free interest rate, the option’s expected life and the dividend yield on the underlying stock. Expected volatility is calculated based on the historical volatility of our Common stock over the expected option life and other appropriate factors. Risk-free interest rates are calculated based on continuously compounded risk-free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on our Common stock and does not intend to pay dividends on our Common stock in the foreseeable future. The expected forfeiture rate is estimated based on historical experience.

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

The Company accounts for share-based payments granted to non-employees in accordance with ASC Topic 505, “Equity Based Payments to Non-Employees.” The Company determines the fair value of the stock-based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Income taxes

The Company applies the elements of ASC 740-10 “Income Taxes — Overall” regarding accounting for uncertainty in income taxes.  This clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  As of March 31, 2013, and December 31, 2012, the Company did not have any unrecognized tax benefits.  The Company does not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Consolidated Statements of Operations.  There was no interest and penalties for the three months ended March 31, 2013, and 2012.  Tax years beginning in 2009 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

Comprehensive income / (loss)

Comprehensive income / (loss) includes net income / (loss) and items defined as other comprehensive income / (loss). Items defined as other comprehensive income / (loss), include foreign currency translation adjustments and are separately classified in the condensed consolidated financial statements. Such items are reported in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Income/ (loss) per share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents.

The computation of diluted loss per share for the three months ended March 31, 2013, includes 1,139,870 Common Shares in connection with the Series A Convertible Preferred Stock, 4,038,753 warrants and 307,667 unvested restricted shares, as they are dilutive due to the Company’s net income. For the three months ended March 31, 2012, six (6) stock options are excluded because they are anti-dilutive due to the Company’s net loss.

Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is composed of our chief executive officer and chief financial officer. We operate in three operational segments, Medicsight Software/Devices, Medicsight Services and MGT Gaming. Certain corporate expenses are not allocated to segments.

Note 5: Cash, cash equivalents and restricted cash

MGT invests substantially all its cash in demand deposits and money market accounts with major U. S. banks. As of March 31, 2013, we held $4,717 of cash and cash equivalents, including Restricted cash.

Concentrations

As of March 31, 2013, our cash balance was $2,678. Of the total cash balance, $518 is covered by U.S. Federal Deposit Insurance Corporation, and $17 is uninsured in a foreign institution.

Restricted cash

Restricted cash totaled $2,039, representing $2,000 restricted under the Series A Convertible Preferred Stock Agreement (Note 7), plus $39 supporting a letter of credit for our Harrison, NY office lease.

Note 6: Intangible asset - intellectual property

On May 11, 2012, the Company entered into a Contribution and Sale Agreement (the “Sale Agreement”) with J&S Gaming, Inc. (“J&S”), and MGT Gaming, Inc. (“MGT Gaming”) for the acquisition of U.S. Patent #7,892,088, entitled “Gaming Device Having a Second Separate Bonusing Event” (“The Patent”). The Patent acquired was recorded at its estimated fair value of $1,913 at the date of closing in exchange for $200 cash and a four (4) year warrant to purchase 350,000 shares of the Company’s Common stock at an exercise price of $4.00 per share, subject to certain anti-dilution provisions (the “Warrants”). Due to certain anti-dilution provisions, the Warrants are recorded as a liability, and consequently “marked-to-market” to the fair value at the end of each reporting period. On May 17, 2013, as disclosed in a Current Report on Form 8-K, the Company obtained Waiver Agreements from Warrant holders, and the affected Warrants will be treated as equity in the quarter ending June 30, 2013.

The intellectual property is subject to amortization and will be expensed using the straight-line method, over the nine year remaining life of the patent. Amortization expense on intangible assets for the three months ended March 31, 2013 and 2012, was $52 and $nil, respectively. Amortization expense is expected to be approximately $204 for each of the next five fiscal years.

Note 7: Series A Convertible Preferred Stock

On November 2, 2012, the Company closed a private placement sale of 1,380,362 shares of Series A Convertible Preferred Stock (“Preferred Stock”), (including 2,760,724 Warrants to purchase MGT Common stock) for an aggregate of $4.5 million. This transaction was approved by the NYSE MKT on October 26, 2012. The Preferred Stock is convertible into the Company's Common stock at a fixed price of $3.26 per share and carries a 6% dividend. The Warrants have a five-year life and are exercisable at $3.85 per share. The Preferred Stock certificate of designation and Warrant agreement each contain a fundamental transactions clause that provides for the conditional redemption of these instruments under certain circumstances that are not within the Company’s sole control. Management has therefore concluded that the preferred stock requires temporary equity classification at its allocated values and the warrants require classification at fair value. The carrying amount of the preferred shares requires no further adjustment unless and until the conditional redemption events are probable. The Company does not consider the conditional redemption events to be probable, as these events refer to fundamental change of control situations that do not currently exist, in the opinion of management. Accordingly, management concluded that the conversion option embedded in the preferred shares does not require bifurcation from the preferred shares as the host contract, as the preferred shares have the characteristics of a residual interest and therefore clearly and closely related to the common shares issuable upon the exercise of the conversion option. Changes in the fair value of the Warrants at each reporting date are included in the statement of operations. Total issuance cost for this private placement amounted to $88 as was treated as a reduction of the proceeds received. Further, the issuance date fair value of the warrants exceeded the proceeds received from the sale and issuance of the Preferred Stock. Accordingly, accounting recognition of the beneficial conversion feature was not required.

In November 2012, in connection with the sale of the Preferred Stock, the Company entered into investor/public relations service agreements, with terms of seven, ten and twelve months. Compensation under the agreements includes cash consideration of $444, the issuance of 100,000 shares of Preferred Stock and 400,000 warrants to purchase MGT Common Stock. Issuance of Preferred Stock and warrants to service providers as compensation for services are subject to shareholder approval. No shares were approved or issued as of March 31, 2013. Under the terms of the agreements, there are no penalties or liabilities to the Company if approval is not received. For the three months ended March 31, 2013, and 2012, the Company expensed $100 and $nil, respectively, relating to the cash consideration under the agreements. One agreement was mutually terminated in January 2013, reducing the remaining cash consideration due by $108. In addition, on May 3, 2013, the agreement was further adjusted to replace and reduce the remaining cash consideration due by an additional $6 and replacing the issuance of 100,000 shares of Preferred Stock and 200,000 warrants to purchase MGT Common Stock with the issuance of 50,000 Restricted Common Stock, subject to shareholder approval.

During the three months ended March 31, 2013, 273,702 shares of Preferred Stock were converted into 273,702 shares of MGT Common Stock. As of March 31, 2013, 1,139,870 shares of the Preferred Stock remains outstanding, which includes 18,806 Dividend Shares of Preferred Stock issued on March 31, 2013. The Company shall maintain a cash balance of at least $2,000 as long as at least 345,092 shares of Preferred Stock remain outstanding.

In April 2013, 1,123,809 shares of the Preferred Stock were converted into 1,125,763 shares of the Company’s Common stock, which included accrued interest on the Preferred Stock.

Note 8: Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, accrued dividends and unearned convention revenue approximate their fair value because of the short maturity of those instruments.  The Company’s convertible preferred stock and warrants approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2013 and December 31, 2012.

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative warrant liability at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive income (loss) that are attributable to the change in the fair value of the derivative warrant liability.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from significant stockholder, if any, due to their related party nature.

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative conversion features and warrant liabilities

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of March 31, 2013:

	Fair value measurement using
	Carrying value	Level 1	Level 2	Level 3	Total
Derivative warrant - liability	$5,044	$-	$-	$5,044	$5,044

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of December 31, 2012:

	Fair value measurement using
	Carrying value	Level 1	Level 2	Level 3	Total
Derivative warrant - liability	$7,166	$-	$-	$7,166	$7,166

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2013:

	Fair Value Measurement Using Level 3 Inputs
	Derivatives	Total
Balance, December 31, 2012	$7,166	$7,166
Total (gains) or losses (realized/unrealized) included in consolidated statements of operations	(2,122)	(2,122)
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	-
Balance, March 31, 2013	$5,044	$5,044

Note 9: Stock incentive plan and share-based compensation

Stock incentive plan

The Company’s board of directors established the 2012 Stock Incentive Plan (the “Plan”) on April 15, 2012, and the Company’s shareholders ratified the Plan at the annual meeting of the Company’s stockholders on May 30, 2012. The Company has 415,000 shares of Common Stock that are reserved to grant Options, Stock Awards and Performance Shares (collectively the “Awards”) to “Participants” under the Plan. The Plan is administered by the board of directors or the Compensation and Nomination Committee of the board of directors, which determines the individuals to whom awards shall be granted as well as the type, terms and conditions of each award, the option price and the duration of each award.

Options granted under the Plan vest as determined by the Company’s Compensation and Nominations Committee and expire over varying terms, but not more than seven (7) years from date of grant. In the case of an Incentive Stock Option that is granted to a 10% shareholder on the date of grant, such Option shall not be exercisable after the expiration of five (5) years from the date of grant. No option grants were issued during the three months ended March 31, 2013, and March 31, 2012, respectively.

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

Restricted shares vest one-third each six months from date of issue, except for a December 26, 2012, issuance, which vests three and eight months from issuance date requiring milestone conditions which have been met as of March 31, 2013. The unvested shares are subject to forfeiture if the applicable recipient is not a director, officer and/or employee of the Company at the time the restricted shares are to vest. The restricted shares are valued using the closing market price on date of grant, of which the share-based compensation expense will be recognized over their vesting period. For the three months ended March 31, 2013, and 2012, stock based compensation to employees and directors was $359 and $32, respectively.

A summary of the Company’s restricted stock as of March 31, 2013 is presented below:

	Number of shares	Weighted average grant date fair value
Non-vested at December 31, 2012	314,667	$5.20
Granted	-	-
Vested	(7,000)	6.04
Forfeited	–	–
Non-vested at March 31, 2013	307,667	$5.18

Unrecognized compensation cost

As of March 31, 2013, and 2012, unrecognized compensation costs related to non-vested share-based compensation arrangements was $1,178 and $nil, respectively. That cost is expected to be recognized over a weighted average period of 0.92 years.

The Company has recorded the following amounts related to its share-based compensation expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three months ended March 31,
	2013	2012
Selling, general and administrative	$359	$25
Research and development	-	7
Total	$359	$32

Of the stock-based expense for the three months ended March 31, 2013, and 2012, $nil and $15, respectively, was allocated to non-controlling interest.

 Warrants

The following table summarizes information about warrants outstanding at March 31, 2013:

	Number of shares	Weighted average exercise price
Warrants outstanding at December 31, 2012	4,038,753	$3.68
Issued	–	–
Exercised	–	–
Expired	–	–
Warrants outstanding at March 31, 2013	4,038,753	$3.68

For the three months ended March 31, 2013, all issued warrants are exercisable and expire through 2017. There were no warrants issued for the three months ended March 31, 2012. As described in Note 12, the Company made an offer to the holders of the $3.85 Common Stock Purchase Warrants to exercise and exchange such warrants.

Note 10: Operating leases, commitments and security deposit

Operating leases

In September 2011, the Company entered into a 39-month lease agreement for office space located in Harrison, New York, terminating on November 30, 2014. Under the agreement our total rental payments over the lease period are $240, inclusive of three months of free rent and exclusive of a refundable rental deposit of $39, held in a restricted cash account.

The following is a schedule of the future minimum payments required under operating leases and commitments that have initial or remaining non-cancellable terms in excess of one year:

Year ending
2013	$46
2014	58
Total	$104

The total lease rental expense was $17 and $36 for the three months ended March 31, 2013, and 2012, respectively.

Commitments

On May 11, 2012, MGT Gaming entered into a one-year consulting agreement with the president of J&S for service to MGT Gaming, for a fee of $5 per month. The agreement can be cancelled with 60 days prior written notice.

On October 26, 2012, the Company entered into a one-year financial advisory and consulting agreement with a national investment-banking firm. Compensation under the agreement includes cash consideration of $250 and 120,000 shares of restricted Common stock. Issuances of restricted Common stock to service providers as compensation for services are subject to shareholder approval. No shares were approved or issued as of March 31, 2013. Under the terms of the agreement, there are no penalties or liabilities to the Company if approval is not received. For the three months ended March 31, 2013, and 2012, the Company expensed $62 and $nil, respectively.

In November 2012, in connection with the sale of the Preferred Stock, the Company was required to enter into investor/public relations service agreements. Refer to Note 5 for terms of the service agreements. For the three months ended March 31, 2013, and 2012, the Company expensed $100 and $nil, respectively

Note 11: Segment reporting

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 2). We evaluate performance of our operating segments based on revenue and operating (loss). Segment information as of March 31, 2013, and December 31, 2012, are as follows:

	Medicsight
	Software / devices	Services	MGT Gaming	Unallocated corporate / other	Total
Three months ended March 31, 2013
Revenue from external customers	$11	$75	$–	$–	$86
Cost of revenue	–	63	–		63
Gross profit	11	12	–		23
Operating profit/(loss)	(4)	5	(121)	(1,018)	(1,138)

Three months ended March 31, 2012
Revenue from external customers	$193	$20	$–	$–	$213
Cost of revenue	36	–	–	–	36
Gross profit	157	20	–	–	177
Operating profit/(loss)	(484)	13	–	(206)	(677)

March 31, 2013
Cash and cash equivalents (excluding $2,039 restricted cash)	$276	$–	$4	$2,398	$2,678
Intangible assets	–	–	1,743	–	1,743

December 31, 2012
Cash and cash equivalents (excluding $2,039 restricted cash)	$330	$–	$49	$3,064	$3,443
Intangible assets (restated)	–	–	1,795	–	1,795

Note 12: Subsequent events

On April 10, 2013, the Company entered into an Asset Purchase Agreement with Digital Angel Corporation pursuant to which the Company acquired Digital Angel’s mobile game application business assets, including the rights to two mobile game applications currently under development. The purchase price consists of a cash payment in the amount of $137 and 50,000 restricted shares of the Company’s common stock. The Company is currently evaluating the accounting treatment of the Asset Purchase Agreement. The Company does not believe that such acquisition constitutes a “Significant Acquisition” for accounting purposes.

As a result of conversions, the Company had 172,517 shares of Preferred Stock outstanding, as of April 16, 2013. With fewer than 345,012 shares of Preferred Stock outstanding, the Company is no longer subject to the Cash Maintenance provision of the Purchase Agreement under which the Preferred Stock was originally sold in October 2012.

On April 22, 2013, the Company entered into a Securities Purchase Agreement by and among the Company, MGT Sports, Inc., FanTD, LLC and certain members of FanTD, LLC. The Agreement provides for the Company’s purchase, through its wholly-owned subsidiary MGT Sports, Inc. of 63% of the outstanding membership interests of FanTD, LLC in exchange for an aggregate of $203 in cash and 600,000 shares of common stock. The Company is currently evaluating the accounting treatment of the Securities Purchase Agreement.

On April 26, 2013, the Company made an offer to the holders of the Company’s $3.85 Common Stock Purchase Warrants (the “Warrants”), which are held by a limited number of accredited investors providing if such investors exercised one Warrant, they would have the right to exchange up to two additional Warrants (for each Warrant exercised) for 5/8ths per share of Common Stock per Warrant exchanged. The results of the offer were that holders of 678,934 Warrants elected to exercise their Warrants during the five business day period. In addition, the allowed maximum of 1,357,868 Warrants was exchanged for 848,671 shares of the Company’s Common Stock, issuable upon NYSE MKT approval. Total proceeds received from the exercise of 678,934 Warrants was $2,614. Any charge to earnings as a result of the transaction will be charged as Other Expense in the quarterly financial statements for the period ending June 30, 2013.

In May 2013, 36,808 additional Warrants and 50,000 of the Company’s $3.00 Common Stock Purchase Warrants were exercised with total proceeds of $292 received by the Company

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Risk Factors" included in our Annual Report on Form 10-K filed on March 29, 2013, in addition to other public reports we filed with the Securities and Exchange Commissions (“SEC”). The forward-looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Restatement of Previously Issued Financial Statements

On May 15, 2013, after consulting with the Company’s Audit Committee and with the Company’s Independent Registered Public Accountant, Marcum LLP, management concluded that certain of the Company’s warrants and its Series A Convertible Preferred Stock (“Preferred Stock”) have received improper accounting treatment. The warrants should have been reflected as liabilities and the Preferred Stock should have been reflected as temporary equity on the balance sheets included in the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”) and the Quarterly Reports on Form 10-Q for the periods ended June 30, 2012 and September 30, 2012 (the “Quarterly Reports”), as opposed to a component of equity. As a result of this improper accounting treatment, the financial statements in the Annual Report and the Quarterly Reports should no longer be relied upon. The Company intends to file amendments to the Annual Report and the Quarterly Reports as soon as possible.

Specifically, the change in treatment of the warrants and the Preferred will result in a change to the equity, temporary equity, and liability portions of the balance sheet and could result in a gain or loss on the fair market carrying value of the warrants and Preferred Stock which could impact net income and earnings (loss) per share on the statement of operations. Such restatement of error, however, will not impact cash flow or cash balances. In addition, as a result of recently obtained Waiver Agreements from warrant holders, the affected warrants will be treated as equity in the quarter ending June 30, 2013. Lastly, as of the date of this Quarterly Report on Form 10-Q, substantially all of the Preferred Stock has converted into Common Stock of the Company pursuant to its terms; the accounting treatment of the conversion eliminates temporary equity classification of these shares as well. In summary, while the Annual Report and Quarterly Reports should not be relied upon, investors should be aware that the classification of the warrants as a liability will revert back to the originally reported equity treatment in the quarter ending June 30, 2013.

Executive summary

MGT Capital Investments, Inc. (“MGT”, “the Company”, “the Group”, “we”, “us”) is a Delaware corporation, incorporated in 2000. The Company was originally incorporated in Utah in 1977. As of March 31, 2013, MGT is comprised of the parent company, majority-owned subsidiary MGT Gaming, Inc. (“MGT Gaming”) and wholly-owned subsidiary, Medicsight, Inc. (“Medicsight”). Our Corporate office is located at 500 Mamaroneck Avenue, Suite 204, Harrison, NY 10528. Our telephone number is (914) 630-7431.

MGT and its subsidiaries are engaged in the business of acquiring and monetizing intellectual property.

Medicsight is a medical technology company with patent ownership, as well as operations in imaging software and hardware devices, and consulting services. The company’s computer-aided detection software ColonCAD™ assists radiologists with detection of colorectal polyps, and has received regulatory approvals including CE Mark and U. S. Food and Drug Administration (“FDA”) clearance. The Company also has developed an automated CO 2 insufflation device that it commercializes through a global distributor. In addition, the company provides consulting and communication services.

Recent developments

On April 10, 2013, the Company entered into an Asset Purchase Agreement with Digital Angel Corporation pursuant to which the Company acquired Digital Angel’s mobile game application business assets, including the rights to two mobile game applications currently under development. The purchase price consists of a cash payment in the amount of $137 and 50,000 restricted shares of the Company’s common stock. The Company is currently evaluating the accounting treatment of the Asset Purchase Agreement. The Company does not believe that such acquisition constitutes a “Significant Acquisition” for accounting purposes.

Without giving effect to the shares to be issued pursuant to the proposed Asset Purchase Agreement, the Company had 4,541,672 shares of common stock outstanding, plus 172,517 shares of Series A Convertible Preferred Stock, as of April 16, 2013. With fewer than 345,012 shares of Preferred Stock outstanding, the Company is no longer subject to the Cash Maintenance provision of the Purchase Agreement under which the Preferred Stock was originally sold in October 2012.

On April 22, 2013, the Company entered into a Securities Purchase Agreement by and among the Company, MGT Sports, Inc., FanTD, LLC and certain members of FanTD, LLC. The Agreement provides for the Company’s purchase, through its wholly-owned subsidiary MGT Sports, Inc. of 63% of the outstanding membership interests of FanTD, LLC in exchange for an aggregate of $203 in cash and 600,000 shares of the Company’s common stock. MGT is currently evaluating the accounting treatment of the Securities Purchase Agreement.

As disclosed in a Current Report on Form 8-K filed on April 26, 2013, the Company made an offer to the holders of the Company’s $3.85 Common Stock Purchase Warrants (the “Warrants”), which are held by a limited number of accredited investors providing if such investors exercised one Warrant, they would have the right to exchange up to two additional Warrants (for each Warrant exercised) for 5/8ths per share of Common Stock per Warrant exchanged. The results of the offer were that holders of 678,934 Warrants elected to exercise their Warrants during the five business day period. In addition, the allowed maximum of 1,357,868 Warrants was exchanged for 848,671 shares of the Company’s Common Stock, issuable upon NYSE MKT approval. Total proceeds received from the exercise of 678,934 Warrants was $2,614. Any charge to earnings as a result of the transaction will be charged as Other Expense in the quarterly financial statements for the period ending June 30, 2013.

In May 2013, 36,808 additional Warrants and 50,000 of the Company’s $3.00 Common Stock Purchase Warrants were exercised with total proceeds of $292 received by the Company

MGT continuously analyzes acquisition opportunities. There can be no assurance that any future acquisitions will occur at all, or that any such acquisitions will be accretive to earnings, book value and other financial metrics, or that any such acquisitions will generate positive returns for Company shareholders. Furthermore, some potential acquisitions may require the Company to raise additional capital; such capital may not be available on terms acceptable to the Company, if at all.

Patent enforcement

On November 2, 2012, MGT Gaming filed a lawsuit alleging patent infringement against multiple companies believed to be violating U.S. Patent No. 7,892,088 (“the '088 Patent”). The lawsuit was filed in the United States District Court for the Southern District of Mississippi (Jackson Division) and names as defendants Caesars Entertainment (NASDAQ GS: CZR), MGM Resorts International, Inc. (NYSE: MGM), WMS Gaming, Inc. - a subsidiary of WMS Industries, Inc. (NYSE: WMS), Penn National Gaming, Inc. (NASDAQ GS: PENN), and Aruze Gaming America, Inc. The lawsuit alleges that the defendants either manufacture, sell or lease gaming systems that infringe on MGT Gaming's patent rights, or operate casinos that offer gaming systems in violation of MGT Gaming's patent rights. An amended version of the complaint was filed on December 17, 2012. The allegedly infringing products manufactured, distributed, used, sold and/or offered for sale by defendants include at least those identified under the trade names: "Pirate Battle," "Battleship," and one or more of "Clue," "Monopoly," "Amazon Fishing Competition," "Massive Fishing Competition," "Big Game Competition," "Jackpot Battle Royal" and "Paradise Fishing." On January 3, 2013, WMS (joined by CZR and MGM) moved to sever the litigation against each defendant, to transfer the action against WMS to the Northern District of Illinois and to dismiss the case. On January 7, 2013, defendants Aruze and PENN filed motion to dismiss. On January 24, 2013, defendants Aruze and PENN filed a motion to transfer venue to Nevada and Pennsylvania, respectively. Responsive and reply briefs have been filed and these motions are now fully briefed. As of May 17, 2013, the court has not made any decisions on these motions. In addition, on March 21, 2013, Aruze filed a separate action in Nevada seeking a declaratory judgment that it does not infringe the '088 Patent and/or that the '088 Patent is invalid or unenforceable. MGT Gaming's response to the action is due on June 11, 2013.

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

Critical accounting policies and estimates

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 2 to the Company’s financial statements contained in the 2012, Annual Report on Form 10-K and Part I (Note 2) contained in the 2013, Quarterly Reports on Form 10-Q.

Results of operations

The Company achieved the following results in the three months ended March 31, 2013:

•	Revenue from software licenses/devices and services totaled $86 (2012: $213)

•	Operating expenses were $1,161 (2012: $854)

•	Net Income attributable to Common shareholders $1,000 (2012: loss of $470) and resulted in a basic and dilutive net income per share of $0.33 and $0.23, respectively (2012: basic and dilutive loss per share of $0.22)

Revenue declined due to slow market adoption of ColonCAD software. Operating expenses increased due to increases in stock-based compensation expense, and audit, consulting, and legal fees.

Three months ended March 31, 2013 and March 31, 2012

Medicsight software/devices

In the three months ended March 31, 2013, ColonCAD sales decreased to $11 from $123 for the same period last year. There were no new sales of ColonCAD; revenue is attributed to recurring license maintenance fees. Our insufflator product had no revenue, compared to $70 for the same period last year, due to a delay in launching the next generation of device.

Cost of revenue was $nil (2012: $36) attributable to insufflator devices.

Selling, general and administrative expenses decreased to $15 in 2013, compared to $600 for the same period last year. Management substantially reduced headcount and streamlined operations in the first half of 2012. Several satellite offices and subsidiaries were closed and our London office had relocated to a significantly smaller space. The majority of the impact of these decisions were reflected in the statement of operations during 2012. In addition, during the three months ended March 31, 2013, the Company had allocated executive compensation to MGT Corporate, a decrease of $140 compared to same period last year.

Research and development expenses decreased to $nil compared to $41 for the same period last quarter, primarily due to the reduction of headcount and associated overhead recognization in the first half of 2012.

Medicsight services

In the three months ended March 31, 2013, revenue increased to $75 from $20 for the same period last year. This segment was created in early 2012 and had fewer service contracts at inception compared to the current quarter. Cost of revenue for the three months ended March 31, 2013, was $63 (2012: $nil).

Selling, general and administrative expenses were $7 (2012: $7).

MGT Gaming

No revenue was generated in the three months ended March 31, 2013, as the Company continues to pursue its patent enforcement strategy. MGT Gaming did not exist in the quarter ended March 31, 2012.

Selling, general and administrative expenses were $121 (2012: N/A), consisting of consulting and legal fees.

Unallocated corporate/other

In the three months ended March 31, 2013, selling, general and administrative expenses increased to $1,018 from $206 for the same period last year. This increase relates to stock based compensation expense, and higher audit, consulting, and legal fees in the current quarter. In addition, for the three months ended March 31, 2013, the Company allocated executive compensation to MGT Corporate, an increase of $140 compared to same period last year.

Interest and other income / (expense) was $24 for the three months ended March 31, 2013 (2012: $2).

Liquidity and capital resources

Working capital information

	March 31, 2013	December 31, 2012
Working capital summary:
Cash and cash equivalents (excluding $2,039 restricted cash in March 31,2013, and December 31, 2012)	$2,678	$3,443
Other current assets	233	349
Current liabilities	(401)	(581)
Working capital surplus	$2,510	$3,211

	Three months ended March 31,
	2013	2012
Cash flow summary:
Cash (used in) / provided by:
Operating activities	$(766)	$(415)
Investing activities	-	(10)
Financing activities	-	(5)
Effects of exchange rates on cash and cash equivalents	1	68
Net increase / (decrease) in cash and cash equivalents	$(765)	$(362)

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

Currently the Company anticipates it has sufficient cash on hand to continue operations at least through the next twelve months.

As disclosed in a Current Report on Form 8-K filed on April 26, 2013, the Company made an offer to the holders of the Company’s $3.85 Common Stock Purchase Warrants (the “Warrants”), which are held by a limited number of accredited investors providing if such investors exercised one Warrant, they would have the right to exchange up to two additional Warrants (for each Warrant exercised) for 5/8ths per share of Common Stock per Warrant exchanged. The results of the offer were that holders of 678,934 Warrants elected to exercise their Warrants during the five business day period. In addition, the allowed maximum of 1,357,868 Warrants was exchanged for 848,671 shares of the Company’s Common Stock, issuable upon NYSE MKT approval. Total proceeds received from the exercise of 678,934 Warrants was $2,614. Any charge to earnings as a result of the transaction will be charged as Other Expense in the quarterly financial statements for the period ending June 30, 2013.

In May 2013, 36,808 additional Warrants and 50,000 of the Company’s $3.00 Common Stock Purchase Warrants were exercised with total proceeds of $292 received by the Company

The Company continues to explore all strategic alternatives with respect to its Medicsight subsidiary. There can be no assurance that any additional acquisitions will occur at all, or that any such acquisitions will be accretive to earnings, book value and other financial metrics, or that any such acquisitions will generate positive returns for Company shareholders. Furthermore, it is contemplated that any acquisitions may require the Company to raise additional capital; such capital may not be available on terms acceptable to the Company, if at all.

The Company intends to use the net proceeds from any future offerings for general corporate purposes, including, but not limited to, commercialization of its products, obtaining regulatory approvals, capital expenditures and working capital.

Commitments

On May 11, 2012, MGT Gaming entered into a one-year consulting agreement with the president of J&S for service to MGT Gaming, for a fee of $5 per month. The agreement can be cancelled with 60 days prior written notice.

On October 26, 2012, the Company entered into a one-year financial advisory and consulting agreement with a national investment-banking firm. Compensation under the agreement includes cash consideration of $250 and 120,000 shares of restricted the Company’s Common Stock. Under the terms of the agreement, there are no penalties or liabilities to the Company if approval is not received. Issuances of restricted Common stock to service providers as compensation for services are subject to shareholder approval. No shares were approved or issued as of March 31, 2013. For the three months ended March 31, 2013, and 2012, the Company expensed $62 and $nil, respectively.

In November 2012, in connection with the sale of the Preferred Stock, the Company entered into investor/public relations service agreements, with terms of seven, ten and twelve months. Compensation under the agreements includes cash consideration of $444, the issuance of 100,000 shares of Preferred Stock and 400,000 warrants to purchase MGT Common stock. Issuance of Preferred Stock and warrants to service providers as compensation for services are subject to shareholder approval. No shares were approved or issued as of March 31, 2013. Under the terms of the agreements, there are no penalties or liabilities to the Company if approval is not received. For the three months ended March 31, 2013, and 2012, the Company expensed $100 and $nil, respectively, relating to the cash consideration under the agreements. One agreement was mutually terminated in January 2013, reducing the remaining cash consideration due by $108. In addition, on May 3, 2013, the agreement was further adjusted to replace and reduce the remaining cash consideration due by an additional $6 and replacing the issuance of 100,000 shares of Preferred Stock and 200,000 warrants to purchase MGT Common Stock with the issuance of 50,000 Restricted Common Stock, subject to shareholder approval.

Recent accounting pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

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

Item 3:  Quantitative and qualitative disclosures about market risk

Not applicable.

 Item 4:  Controls and procedures

(a) Evaluation of disclosure controls and procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were not effective.

Restatement of Previously Issued Financial Statements. On May 15, 2013, after consulting with the Company’s Audit Committee and with the Company’s Newly Appointed Independent Registered Public Accountant, Marcum LLP, management concluded that certain of the Company’s warrants and its Preferred Stock recorded in periods prior to the engagement of Marcum LLP have received improper accounting treatment. The warrants should have been reflected as liabilities and the Preferred Stock should have been reflected as temporary equity on the balance sheets included in the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”) and the Quarterly Reports on Form 10-Q for the periods ended June 30, 2012 and September 30, 2012 (the “Quarterly Reports”), as opposed to a component of equity. As a result of a deficiency in our internal control over financial reporting relating to the accounting for the Company’s warrants and Preferred Stock, as of the end of the period covered by this report our management has reassessed the effectiveness of our disclosure controls and procedures and has determined that our disclosure controls and procedures were not effective.

Remediation plan. Since the determination regarding this deficiency, we have devoted significant effort and resources to remediation and improvement of our internal control over financial reporting.  While we had processes in place to identify and apply developments in accounting standards, we enhanced these processes to better evaluate our research of the nuances of complex accounting standards and engaged a third party financial reporting consulting firm to assist the Company in its financial reporting compliance. Our enhancements included retaining a third party consultant, who is a technical accounting professional, to assist us in the interpretation and application of new and complex accounting guidance.  The firm has been engaged to assist in the analysis of complex financial instruments. Management will continue to review and make necessary changes to the overall design of our internal control environment.

(b) Changes in internal control over financial reporting.  There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1:  Legal proceedings

None.

Item 1-A:  Risk factors

We believe that there are no new risks that constitute material changes from the risk factors related to our core business previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 29, 2013. However, we have recently consummated the acquisition of certain assets of another company. There are certain risks related to this acquisition, as well as our evolving acquisition strategy.

In April 2013, we acquired certain assets from Digital Angel Corporation including the rights of two mobile game applications currently under development. Our acquisition of Digital Angel’s mobile game application business assets is still an evolving business model. Our efforts to develop these games may prove unsuccessful or, even if successful, it may take more time than we anticipate to achieve significant revenues because, among other reasons:

•	we may have difficulty optimizing the monetization of our mobile games due to our relatively limited experience creating games that include micro-transaction capabilities, advertising and offers;

•	we intend to continue to develop substantially all of our games based upon our own intellectual property, rather than well-known licensed brands, and we may encounter difficulties in generating sufficient consumer interest in and downloads of our games, particularly since we have had relatively limited success generating significant revenues from games based on our own intellectual property;

•	many well-funded public and private companies have released, or plan to release , mobile games, and this competition will make it more difficult for us to differentiate our games and derive significant revenues from them;

•	mobile games have a relatively limited history, and it is unclear how popular this style of game will become or remain or its revenue potential;

•	our mobile strategy assumes that a large number of players will download our games because they are free and that we will subsequently be able to effectively monetize the games; however, players may not widely download our games for a variety of reasons, including poor consumer reviews or other negative publicity, ineffective or insufficient marketing efforts, lack of sufficient community features, lack of prominent storefront featuring and the relatively large file size of some of our games—our thick-client games often utilize a significant amount of the available memory on a user’s device, and due to the inherent limitations of the smartphone platforms and telecommunications networks, which only allow applications that are less than 50 megabytes to be downloaded over a carrier’s wireless network, players must download one of our thick-client games either via a wireless Internet (wifi) connection or initially to their computer and then side-loaded to their device;

•	even if our games are widely downloaded, we may fail to retain users or optimize the monetization of these games for a variety of reasons, including poor game design or quality, lack of community features, gameplay issues such as game unavailability, long load times or an unexpected termination of the game due to data server or other technical issues, or our failure to effectively respond and adapt to changing user preferences through game updates;

•	the billing and provisioning capabilities of some smartphones and tablets are currently not optimized to enable users to purchase games or make in-app purchases, which make it difficult for users of these smartphones and tablets to purchase our games or make in-app purchases and could reduce our addressable market, at least in the short term; and

•	the Federal Trade Commission has indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors, and the commission might issue rules significantly restricting or even prohibiting in-app purchases or name us as a defendant in a future class-action lawsuit.

If we do not achieve a sufficient return on our investment with respect to this business model, it will negatively affect our operating results and may require us to make change to our business strategy.

Our acquisition activities may disrupt our ongoing business, may involve increased expenses and may present risks not contemplated at the time of the transactions.

We have acquired, and may continue to acquire, companies, products and technologies that complement our strategic direction. Acquisitions involve significant risks and uncertainties, including:

•	diversion of management time and a shift of focus from operating the businesses to issues related to integration and administration;

•	inability to successfully integrate the acquired technology and operations into our business and maintain uniform standards, controls, policies and procedures;

•	challenges retaining the key employees, customers and other business partners of the acquired business; inability to realize synergies expected to result from an acquisition;

•	an impairment of acquired goodwill and other intangible assets in future periods would result in a charge to earnings in the period in which the write-down occurs; the internal control environment of an acquired entity may not be consistent with our standards and may require significant time and resources to improve;

•	in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;

•	and liability for activities of the acquired companies before the acquisition, including violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

Because acquisitions are inherently risky, our transactions may not be successful and may, in some cases, harm our operating results or financial condition.

The markets in which we operate are highly competitive, and many of our competitors have significantly greater resources than we do.

Developing, distributing and selling mobile games is a highly competitive business, characterized by frequent product introductions and rapidly emerging new platforms, technologies and storefronts. For end users, we compete primarily on the basis of game quality, brand and customer reviews. We compete for promotional and storefront placement based on these factors, as well as our relationship with the digital storefront owner, historical performance, perception of sales potential and relationships with licensors of brands and other intellectual property. For content and brand licensors, we compete based on royalty and other economic terms, perceptions of development quality, porting abilities, speed of execution, distribution breadth and relationships with storefront owners or carriers. We also compete for experienced and talented employees.

We compete with a continually increasing number of companies, including Zynga, DeNA, Gree, Nexon, Glu. In addition, given the open nature of the development and distribution for smartphones and tablets, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise.

Some of our competitors and our potential competitors have one or more advantages over us, either globally or in particular geographic markets, which include:

•	significantly greater financial resources;

•	greater experience with the mobile games business model and more effective game monetization;

•	stronger brand and consumer recognition regionally or worldwide;

•	greater experience integrating community features into their games and increasing the revenues derived from their users;

•	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;

•	larger installed customer bases from related platforms, such as console gaming or social networking websites, to which they can market and sell mobile games;

•	more substantial intellectual property of their own from which they can develop games without having to pay royalties;

•	lower labor and development costs and better overall economies of scale;

•	greater platform-specific focus, experience and expertise;

•	and broader global distribution and presence.

If we are unable to compete effectively or we are not as successful as our competitors in our target markets, our sales could decline, our margins could decline and we could lose market share, any of which would materially harm our business, operating results and financial condition.

Consumer tastes are continually changing and are often unpredictable, and we compete for consumer discretionary spending against other forms of entertainment; if we fail to develop and publish new mobile games that achieve market acceptance, our sales would suffer.

Our mobile game business depends on developing and publishing mobile games that consumers will want to download and spend time and money playing. We must continue to invest significant resources in research and development, analytics and marketing to introduce new games and continue to update our successful mobile games, and we often must make decisions about these matters well in advance of product release to timely implement them. Our success depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences, competing games, new mobile platforms and the availability of other entertainment activities. If our games and related applications do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed. Even if our games are successfully introduced and initially adopted, a failure to continue to update them with compelling content or a subsequent shift in the entertainment preferences of consumers could cause a decline in our games’ popularity that could materially reduce our revenues and harm our business, operating results and financial condition. Furthermore, we compete for the discretionary spending of consumers, who face a vast array of entertainment choices, including games played on personal computers and consoles, television, movies, sports and the Internet. If we are unable to sustain sufficient interest in our games compared to other forms of entertainment, our business and financial results would be seriously harmed.

If we do not successfully establish and maintain awareness of our brand and games, if we incur excessive expenses promoting and maintaining our brand or our games or if our games contains defects or objectionable content, our operating results and financial condition could be harmed.

We believe that establishing and maintaining our brand is critical to establishing a direct relationship with end users who purchase our products from direct-to-consumer channels and to maintaining our existing relationships with distributors and content licensors, as well as potentially developing new such relationships. Increasing awareness of our brand and recognition of our games is particularly important in connection with our strategic focus of developing games based on our own intellectual property. Our ability to promote our brand and increase recognition of our games depends on our ability to develop high-quality, engaging games. If consumers, digital storefront owners and branded content owners do not perceive our existing games as high-quality or if we introduce new games that are not favorably received by them, then we may not succeed in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand and recognition of our games is costly and involves extensive management time to execute successfully, particularly as we expand our efforts to increase awareness of our brand and games among international consumers. Although we have significantly increased our sales and marketing expenditures in connection with the launch of our games, these efforts may not succeed in increasing awareness of our brand or the new games. If we fail to increase and maintain brand awareness and consumer recognition of our games, our potential revenues could be limited, our costs could increase and our business, operating results and financial condition could suffer.

If we fail to deliver our games at the same time as new mobile devices are commercially introduced, our sales may suffer.

Our business depends, in part, on the commercial introduction of new mobile devices with enhanced features, including larger, higher resolution color screens, improved audio quality, and greater processing power, memory, battery life and storage. For example, the introduction of new and more powerful versions of Apple’s iPhone and iPad and devices based on Google’s Android operating system, have helped drive the growth of the mobile games market. In addition, consumers generally purchase the majority of content, such as our games, for a new device within a few months of purchasing it. We do not control the timing of these device launches. Some manufacturers give us access to their mobile devices prior to commercial release. If one or more major manufacturers were to stop providing us access to new device models prior to commercial release, we might be unable to introduce games that are compatible with the new device when the device is first commercially released, and we might be unable to make compatible games for a substantial period following the device release. If we do not adequately build into our title plan the demand for games for a particular mobile device or experience game launch delays, we miss the opportunity to sell games when new mobile devices are shipped or our end users upgrade to a new mobile device, our revenues would likely decline and our business, operating results and financial condition would likely suffer.

Item 2:  Unregistered sales of equity securities and use of proceeds

On March 31, 2013, the Company issued 18,806 shares of Series A Convertible Preferred stock as dividend shares to holders, representing dividends due from January 1, 2013, through March 31, 2013.

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

MGT CAPITAL INVESTMENTS, INC

May 20, 2013	By:	/s/ ROBERT B. LADD
Robert B. Ladd
President and Chief Executive Officer
(Principal Executive Officer)

May 20, 2013	By:	/s/ ROBERT P. TRAVERSA
Robert P. Traversa
Treasurer and Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

