Form 10-Q/A
period 2012-06-30
MGT CAPITAL INVESTMENTS INC
filed 2013-05-31
CIK 1001601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 3 to Form 10-Q

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

EXPLANATORY NOTE

This Amendment No. 3 hereby amends our Quarterly Report on Form 10-Q (“Form 10-Q/A”) for the period ended June 30, 2012, which was originally filed with the Securities and Exchange Commission on August 14, 2012 (the “Original 10-Q”). This Amendment is being filed mainly to include restated financial statements as described in Note 1, Restatement, of the Notes to the Condensed Consolidated Financial Statements. The condensed consolidated financial statements are being restated to correct accounting errors as follows:

On May 15, 2013, after consulting with the Company’s Audit Committee, management concluded that certain of the Company’s warrants (“J&S Warrants”) received improper accounting treatment. The warrants should have been reflected as liabilities on the balance sheet included in the Company’s previously filed Quarterly Report on Form 10-Q for the period ended June 30, 2012 (the “Quarterly Report”), as opposed to a component of equity.

Specifically, due to certain anti-dilution provisions contained in the J&S Warrants, they are being reclassified to liabilities and will be marked-to-market each reporting period. The change in treatment of the warrants will result in a change to the equity and liability portions of the balance sheet at the aforementioned reporting date and will result in a loss on the revaluation of the warrants which impacts results of operations and loss per share as reported in our statement of operations for the period. In addition, the Company previously determined the fair value using the Black Scholes Model; however, due to the anti-dilution provisions, the Company determined the Binomial Lattice Practice Model was more appropriate. The use of the Binomial Lattice Practice Model caused an increase in the fair value of the J&S Warrants issued as consideration for the acquisition of the Patent which increased the amount recorded for the intangible asset and non-controlling interest. Such restatements for the correction of an error, however, will not impact cash flow or cash balances. In addition, as a result of xWaiver Agreements obtained on May 20, 2013 from warrant holders, which removed the anti-dilution provision, the affected warrants will be treated as equity at June 30, 2013. Investors should be aware that the classification of the warrants as a liability will revert back to the originally reported equity treatment during the quarter ending June 30, 2013.

In addition, the Company has concluded that these accounting and reporting errors constituted an additional deficiency in the Company’s internal control over financial reporting as of June 30, 2012 and that its disclosure controls and procedures were not effective at June 30, 2012.

The following sections of this Form 10-Q/A have been amended to reflect the restatement:

•	Part I – Item 1 – Financial Statements and Notes to the Condensed Consolidated Financial Statements

•	Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Result of Operations

•	Part I – Item 4 – Controls and Procedures

For the convenience of the reader, this Form 10-Q/A sets forth the Company’s Original 10-Q in its entirety, as amended by, and to reflect the restatements, as described above. Except as discussed above, the Company has not modified or updated disclosures presented in this Amendment. Accordingly, this Amendment does not reflect events occurring after the Original 10-Q or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatements is unchanged and reflects the disclosures made at the time of the Original Filing.

This Form 10-Q/A has been signed as of a current date and all certifications of the Company’s Chief Executive Officer/Principal Executive Officer and Chief Financial Officer/Chief Accounting Officer and Principal Financial Officer are given as of a current date. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the filing of the Original 10-Q, including any amendments to those filings.

INDEX

PART I — FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Balance Sheets — June 30, 2012 (Restated) (unaudited) and December 31, 2011	2
	Condensed Consolidated Statements of Operations and Comprehensive loss — for the three months ended June 30, 2012 (Restated) (unaudited) and 2011 (unaudited)	3
	Condensed Consolidated Statements of Operations and Comprehensive loss — for the six months ended June 30, 2012 (Restated) (unaudited) and 2011 (unaudited)	4
	Condensed Consolidated Statement of Stockholders’ (Deficit) — for the six months ended June 30, 2012 (Restated) (unaudited)	5
	Condensed Consolidated Statements of Cash Flows — for the six months ended June 30, 2012 (Restated) (unaudited) and 2011 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	31
Item 4.	Controls & Procedures	31
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety and Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	35
SIGNATURES		36

All financial amounts are in thousands except share and per share data.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share amounts)

	June 30, 2012 (Unaudited) (Restated)	December 31, 2011*
Assets:
Current assets:
Cash and cash equivalents	$5,658	$3,704
Accounts receivable	14	84
Prepaid expenses and other current assets	75	327
Inventories	56	89
Total current assets	5,803	4,204

Non-current assets:
Property and equipment, at cost, net	26	28
Deferred financing costs, net	555	–
Intangible assets, net of accumulated amortization of $17	1,896	–
Security deposits	53	201
Total assets	$8,333	$4,433

Liabilities:
Current liabilities:
Accounts payable	$287	$213
Accrued expenses	512	502
Accrued stock awards	512	–
Other payables	32	71
Total current liabilities	1,343	786

Non-current liabilities:
Derivative liability - warrants	1,461	–
Convertible note, net of discount $957	2,543	–
Total liabilities	5,347	786

Stockholders' deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2012.	–	–
Common stock, $0.001 par value; 75,000,000 shares authorized; 2,105,187 and 2,108,187 shares issued and outstanding at June 30, 2012 and December 31, 2011 respectively.	2	2
Additional paid in capital	286,544	283,240
Accumulated other comprehensive loss	(5,831)	(4,861)
Accumulated deficit	(282,133)	(280,027)
Total stockholder's deficit	(1,418)	(1,646)
Non-controlling interests	4,404	5,293
Total equity	2,986	3,647

Total stockholders' equity, liabilities and non-controlling interest	$8,333	$4,433

*	Derived from audited financial information

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,
	2012 (Restated)	2011
Revenues
Software and devices	$13	$217
Services - consulting	43	–
	56	217
Cost of revenues
Software and devices	–	96
Services - consulting	63	–
	63	96

Gross margin	(7)	121

Operating expenses
Selling, general and administrative	1,091	2,214
Research and development	32	324
	1,123	2,538

Operating loss	(1,130)	(2,417)

Other non-operating income/ (expense)
Interest and other (expense) / income	(23)	11
Revaluation of warrant liability	(610)	–
Accretion of debt discount and amortization of deferred financing costs	(76)	–
	(709)	11

Net loss before income taxes and non-controlling interest	(1,839)	(2,406)

Income tax benefit	–	51

Net loss before non-controlling interest	(1,839)	(2,355)

Net loss attributable to non-controlling interest	203	905

Net loss attributable to MGT Capital Investments, Inc.	$(1,636)	$(1,450)

Net loss as reported	$(1,839)	$(2,355)
Other comprehensive loss
Unrealized foreign exchange gain / (loss)	(4)	54
Comprehensive loss	(1,843)	(2,301)
Comprehensive loss attributable to non-controlling interest	204	888
Comprehensive loss attributable to MGT Capital Investments, Inc.	$(1,639)	$(1,413)

Per-share data:
Basic and diluted loss per share	$(0.78)	$(1.24)

Weighted average number of common shares outstanding	2,105,187	1,171,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Six months ended June 30,
	2012 (Restated)	2011
Revenues:
Software and devices	$206	$264
Services - consulting	63	–
	269	264
Cost of revenues:
Software and devices	36	100
Services - consulting	63	–
	99	100

Gross margin	170	164

Operating expenses:
Selling, general and administrative	1,904	4,412
Research and development	73	764
	1,977	5,176

Operating loss	(1,807)	(5,012)

Other non-operating (expense) / income:
Interest and other (expense) / income	(25)	32
Accretion of debt discount and amortization of deferred financing costs	(76)	–
Revaluation of warrant liability	(610)	–
Gain on sale of Moneygate	–	81
	(711)	113

Net loss before income taxes and non-controlling interest	(2,518)	(4,899)

Income tax benefit	–	51

Net loss before non-controlling interest	(2,518)	(4,848)

Net loss attributable to non-controlling interest	412	1,906

Net loss attributable to MGT Capital Investments, Inc.	$(2,106)	$(2,942)

Net loss as reported	$(2,518)	$(4,848)
Other comprehensive loss:
Unrealized foreign exchange gains	68	404
Comprehensive loss	(2,450)	(4,444)
Comprehensive loss attributable to non-controlling interest	380	1,742
Comprehensive loss attributable to MGT Capital Investments, Inc.	$(2,070)	$(2,702)

Per share data:
Basic and diluted loss per share	$(1.00)	$(2.51)

Weighted average number of common shares outstanding	2,106,763	1,171,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)/EQUITY
(In thousands)
(Unaudited)
(Restated)

	Preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders'	Non-controlling	Total
	Shares	Amounts	Shares	Amounts	capital	income / (loss)	deficit	equity	interests	equity
BALANCE, DECEMBER 31, 2011	-	$-	2,109	$2	$283,240	$(4,861)	$(280,027)	$(1,646)	$5,293	$3,647
Cash in lieu of fractional shares for MGT reverse/ forward split			(4)		(5)			(5)		(5)
Acquisition of subsidiary shares from non-controlling interest					2,392	(1,006)		1,386	(1,386)	-
Non-Controlling Share of MGT Gaming, Inc.								-	862	862
Stock-based compensation (Stock Options)					17			17	15	32
Warrants issued in connection with issuance of convertible note, net of issuance costs					400			400	-	400
Beneficial conversion on convertible note					500			500	-	500
Net Loss for the Period							(2,106)	(2,106)	(412)	(2,518)
Translation Adjustment						36		36	32	68
BALANCE, June 30, 2012 (Restated)	-	$-	2,105	$2	$286,544	$(5,831)	$(282,133)	$(1,418)	$4,404	$2,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2012 (Restated)	2011
Cash flows from operating activities:
Net loss before non-controlling interest	$(2,518)	$(4,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15	42
Amortization of intangible assets	17	–
Amortization of convertible note discount	43	–
Amortization of deferred financing costs	33	–
Revaluation of warrant liability	610	–
Stock-based compensation expense	229	191
Loss on disposal of property and equipment	2	–
Assignment of Medicsight's stock	–	(4)
Gain on sale of loan receivable — related party	–	(81)
(Increase)/decrease in assets:
Accounts receivable	72	(176)
Other receivables — related party	–	47
Proceeds from release of security deposits	140	–
Prepaid expenses and other current assets	241	(337)
Inventory	36	-
Increase/(decrease) in liabilities:
Accounts payable	71	197
Accrued expenses	(5)	(154)
Other payables	(23)	-
Net cash used in operating activities	(1,037)	(5,123)

Cash flows from investing activities:
Purchase of property and equipment	(12)	–
Purchase of intangible asset	(200)	–
Repayment of Dunamis loan	–	1,100
Receipts from sale of Moneygate	–	401
Receipts of deferred consideration for sale of assets	–	370
Receipts from sale of Medicsight's stock	–	110
Net cash (used in) / provided by investing activities	(212)	1,981

Cash flows from financing activities:
Cash paid in lieu of fractional shares in reverse/forward split	(5)	–
Proceeds from issuance of convertible note	3,500	–
Payments for convertible note issuance costs	(372)	–
Net cash provided by financing activities	3,123	–

Effects of exchange rates on cash and cash equivalents	80	412
Net change in cash and cash equivalents	1,954	(2,730)
Cash and cash equivalents, beginning of period	3,704	8,434
Cash and cash equivalents, end of period	$5,658	$5,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2012 (Restated)	2011
Supplemental non-cash disclosures (investing and financing activities):
Stock issued for services in connection with issuance of convertible note	$315	$-
Warrants issued in connection with acquisition of intangible assets	851	-
Warrants issued in connection with issuance of convertible note	500	-
Beneficial conversion on convertible note	500	-
Intangible asset contributed by non-controlling interest	862	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share amounts)

Note 1: Restatement of previously issued financial statements

On May 15, 2013, after consulting with the Company’s Audit Committee, management concluded that certain of the Company’s warrants (“J&S Warrants”) received improper accounting treatment. The warrants should have been reflected as liabilities on the balance sheet included in the Company’s previously filed Quarterly Report on Form 10-Q for the period ended June 30, 2012 (the “Quarterly Report”), as opposed to a component of equity.

Specifically, due to certain anti-dilution provisions contained in the J&S Warrants, they are being reclassified to liabilities and will be marked-to-market each reporting period. The change in treatment of the warrants will result in a change to the equity and liability portions of the balance sheet at the aforementioned reporting date and will result in a loss on the revaluation of the warrants which impacts results of operations and loss per share as reported in our statement of operations for the period. In addition, the Company previously determined the fair value using the Black Scholes Model; however, due to the anti-dilution provisions, the Company determined the Binomial Lattice Practice Model was more appropriate. The use of the Binomial Lattice Practice Model caused an increase in the fair value of the J&S Warrants issued as consideration for the acquisition of the Patent which increased the amount recorded for the intangible asset and non-controlling interest. Such restatements for the correction of an error, however, will not impact cash flow or cash balances. In addition, as a result of Waiver Agreements obtained on May 20, 2013 from warrant holders, which removed the anti-dilution provision, the affected warrants will be treated as equity at June 30, 2013. Investors should be aware that the classification of the warrants as a liability will revert back to the originally reported equity treatment during the quarter ending June 30, 2013.

The following tables summarize the effects of the restatements on the specific items presented in the Company’s historical condensed consolidated financial statements previously included in the Quarterly Report:

Condensed Consolidated Balance Sheets

	June 30, 2012
	As previously reported	As restated
Intangible assets, net of accumulated amortization of $17	$1,802	$1,896
Total assets	$8,239	$8,333

Derivative liability	$–	$1,461
Total liabilities	$3,886	$5,347

Additional paid in capital	$287,344	$286,544
Accumulated deficit	(281,523)	(282,133)
Total stockholders’ deficit	$(8)	$(1,418)
Non-controlling interests	4,361	4,404
Total equity	$4,353	$2,986
Total stockholders' equity, liabilities and non-controlling interest	$8,239	$8,333

Condensed Consolidated Statements of Operations

	Three months ended June 30, 2012		Six months ended June 30, 2012
	As previously reported	As restated	As previously reported	As restated
Revaluation of warrant liability	$–	$(610)	$–	$(610)
Net loss before non-controlling interest	(1,229)	(1,839)	(1,908)	(2,518)
Net loss attributable to MGT Capital Investments, Inc.	(1,026)	(1,636)	(1,496)	(2,106)
Comprehensive loss attributable to MGT Capital Investments, Inc.	(1,029)	(1,639)	(1,460)	(2,070)
Basic and diluted loss per share	(0.49)	(0.78)	(0.71)	(1.00)

Note 2: Organization, basis of presentation and liquidity

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

•	MGT Gaming holds certain intellectual property patents focused in the casino gaming sector. The Company holds 55% of the issued share capital of MGT Gaming. MGT Gaming is privately held by MGT and J&S Gaming, Inc.

•	Medicsight is a medical technology company focusing on medical imaging software development and medical hardware devices. The Company developed and is commercializing Computer-Aided Detection (“CAD”) applications that analyze Computer Tomography (“CT”) scans to assist radiologists in the early detection and measurement of colorectal polyps. The CAD software received a CE Mark in 2009, which allows for sales in the European Union. In 2011, Medicsight’s software also received clearance from the U.S. Food and Drug Administration. Revenue is presently limited as Medicsight attempts to commercialize its recent U.S. approval. The Company has also developed an automated CO 2 medical inflation device and associated disposable tubing (MedicCO2LON) that is being commercialized via a global distributor. The Company continues to explore all strategic alternatives with respect to its majority interest in Medicsight Limited, including sale or license of its global patent portfolio. As of June 30, 2012, the Company holds 318 shares (66.5%) of the 478 issued share capital of Medicsight. Medicsight was previously listed on the AIM market of the London Stock Exchange until September 2011, when its shares were cancelled based upon a duly passed shareholder resolution and Medicsight became private.

•	On March 21, 2012, MGT affected a reverse split, immediately followed by a forward split. At our March 20, 2012 Special Meeting of Stockholders, the Company’s stockholders approved the proposal to amend the Company’s Certificate of Incorporation to effect a Reverse/Forward Split of the Company’s Common Stock, $0.01 par value per share at an exchange ratio of 1 for 500 shares of the Company’s outstanding Common Stock, immediately followed by a forward split of the Company’s outstanding Common Stock, at an exchange ratio of 15 for 1 shares of the Company’s outstanding Common Stock. The amendment did not change the par value per share or the number of authorized shares of Common Stock. As a result of the Reverse Split, stockholders holding fewer than 500 shares of Common Stock, at the time of the reversal, received a cash payment instead of fractional shares and no longer had an interest in the Company. All Share and per share amounts have been retrospectively adjusted for all periods presented to give effect to the Reverse/Forward Split.

•	On March 26, 2012, at Medicsight’s General Meeting, stockholders approved a resolution to Reverse Split the Company’s existing ordinary shares of £0.05 par value per share into 1 new ordinary share of £16,250 par value per share and for MGT to acquire all New Ordinary Shares representing the fractions of shares left over following the Reverse Split. The exchange ratio for the Reverse Split was 1 for 325,000. As a result of the Reverse Split, stockholders holding fewer than 325,000 shares were cancelled and not entitled to a cash payment for fractional shares.

The Company has incurred significant operating losses since inception and continues to generate losses from operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $282,133 at June 30, 2012. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products the Company develops and markets will be accepted by consumers.

At June 30, 2012, MGT’s and Medicsight’s cash and cash equivalents were $3,223 and $2,435, respectively. Management believes that the current level of working capital will be sufficient to allow the Company to maintain its operations into September 2013.

Note 3: Summary of significant accounting policies

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

Deferred financing costs

In conjunction with the issuance of Senior Secured Convertible Notes on June 1, 2012, (as described in Note 13 to the Condensed Consolidated Financial Statements), the Company incurred certain financing costs, including the issuance of Common Stock. The Company accounts for deferred financing costs in accordance with ASC Topic 470, Debt (“ASC 470”). Deferred financing costs are amortized through periodic charges to other non-operating expenses over the 18 months term of the related financial instrument using the effective interest method.

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

Note 4: Divestment of investments

On March 31, 2010, the Company sold its stock in Medicexchange and various non-core investments for consideration of £750 ($1,136). This consideration was deferred and was paid in instalments, with the final instalment of £244 ($370) paid in March 2011.

In Fiscal 2009, we purchased 49% of the share capital of Moneygate Group Limited (“Moneygate”), which was accounted for under the equity method. In March 2011, we sold our entire interest in Moneygate for total consideration of £250 ($401), resulting in a gain on sale of £51 ($81).

Note 5: Cash and cash equivalents

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

Note 6: Loans receivable — related party

Dunamis Capital

On September 6, 2010, Medicsight made a short-term loan of $1,100 (£711) to Dunamis Capital (“Dunamis”) repayable by December 31, 2010, along with $36 (£23) of interest. Dunamis paid back the principal of $1,100 (£711) and interest of $48 (£31) on February 6, 2011 and February 10, 2011 respectively. Dunamis had provided the assets of the business as collateral against the loan made by Medicsight. Dunamis was considered a related party, as two former directors of Medicsight were also directors of Dunamis Capital (Note 15).

Note 7: Inventory

At June 30, 2012 and December 31, 2011, MedicCO2LON Limited, a subsidiary of Medicsight, held finished goods inventory comprised of insufflation devices and administration kits totalling $56 and $89, respectively.

Note 8: Intellectual property (restated)

On May 11, 2012, the Company entered into a Contribution and Sale Agreement (the “Sale Agreement”) with J&S Gaming, Inc. (“J&S”), and MGT Gaming, Inc. (“MGT Gaming”) for the acquisition of U.S. Patent #7,892,088, entitled “Gaming Device Having a Second Separate Bonusing Event” (“The Patent”). The Patent acquired was recorded at its estimated fair value of $1,913 at the date of closing. Pursuant to the Sale Agreement, (i) J&S sold certain patents to MGT Gaming in exchange for 1,000 shares (constituting 100% ownership) of MGT Gaming Common stock, par value $0.001; (ii) the Company purchased from J&S 550 MGT Gaming Shares constituting 55% ownership in exchange for $200 cash and a four (4) year warrant to purchase 350,000 shares of the Company’s Common stock at an exercise price of $4.00 per share, subject to certain anti-dilution provisions (the “Warrants”); (iii) the Company and J&S agreed to grant rights of first refusal, “tag-along” and “drag-along” rights to one another with respect to their respective MGT Gaming Shares.

The intellectual property is subject to amortization and will be expensed using the straight-line method, over the nine year remaining life of the patent. Amortization expense on intangible assets for the three months ended June 30, 2012 and 2011, was $17 and $nil, respectively. Amortization expense is expected to be approximately $204 for each of the next five fiscal years.

The warrants were recorded at their fair value as of the issuance date of June 1, 2012 at $851 based upon the following Binomial Lattice Pricing Model (“BLPM”) to value its warrants containing an anti-dilution provision: risk free rate 0.340%; expected term four (4) years; annual volatility 75.0%; exercise price $4.00.

For purposes of determining expected volatility, since the Company does not have representative historical data to determine volatility based upon its own information, the Company used significant judgment to identify a peer group and determine the appropriate weighting in order to estimate the volatility rate for use in the BLPM.

ASC 350 “Intangible Assets”, establishes Accounting and Measurement guidance for the acquisition of the intellectual property asset from J&S. The Company determined that the consideration given for 55% of the patent was the best indication of the fair value of the patent, as such, the 45% of the patent contributed by the non-controlling shareholders is valued at $862.

The fair value was determined as follows:

Cash	$200
Fair value of warrants	851
Fair value of intangible asset contributed by non-controlling interest	862
Total	$1,913

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

Amortization expense was $17 for the three and six months ended June 30, 2012, respectively. Based on the Company’s amortizable intangible assets as of June 30, 2012, amortization expense is expected to be approximately $101 for the remainder of 2012 and be approximately $204 for each of the next five fiscal years.

Note 9: Derivative liability – warrants (restated)

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

Level I	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level II	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level III	Pricing inputs that are generally observable inputs and not corroborated by market data.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate their fair value because of the short maturity of those instruments.

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

Fair value of financial assets and liabilities measured on a recurring basis

Level 3 Financial Liabilities – Derivative conversion features and warrant liabilities

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of June 30, 2012:

		Fair value measurement using
	Carrying value	Level I	Level II	Level III	Total
Derivative warrant - liability	$1,461	$–	$–	$1,461	$1,461

The warrants were re-measured at fair-value as of June 30, 2012 based upon the following BLPM to value its warrants containing anti-dilution provision: risk free rate 0.410%; expected term four (4) years; annual volatility 75.0%; exercise price $4.00, stock price $6.29.

	Fair value measurement using Level III Inputs
	Derivatives	Total
Balance April 1, 2012	$–	$–
Purchase of intangible assets	851	851
Change in fair value of warrant liability	610	610
Purchases, issuances and settlements	–	–
Transfers in and/or out of Level III	–	–
Balance, June 30, 2012	$1,461	$1,461

Note 10: Line of credit facility

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

Note 11: Convertible note and warrants

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

The proceeds of the note were allocated between the HB Warrant and the Note based on their relative fair values.

Senior Secured Convertible Note consists of the following as of:

	June 30, 2012	December 31, 2011
Senior secured convertible note	$3,500	$–
Less: unamortized debt discount	(957)	–
Total	$2,543	$–

The conversion feature embedded in the Note was evaluated to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a free standing derivative. The Company determined that the conversion feature did not need to be bifurcated.

Financing and issuance costs totalling $688 were incurred in connection with the issuance of the Note and HB Warrants. These costs include legal and placement fees, including the issuance of 75,000 shares of restricted common stock. The stock was recorded at the fair market value of $315 at the date of closing, which was accrued for at June 30, 2012, and was subsequently issued on August 9, 2012. The total costs were allocated based on relative fair values to deferred financing costs in the amount of $588 and HB Warrant issuance costs of $100. Deferred financing costs are amortized through periodic charges to non-operating expense over the maximum term of the related instrument using the effective interest method. Amortization expense for the remainder of 2012 is anticipated to be $175, with the remaining costs being fully amortized in 2013.

The following sets forth the Company’s activity related to its Note during the three and six-months ended June 30, 2012 and 2011, respectively:

	Three and six months ended
	June 30, 2012	June 30, 2011
Proceeds from issuance of convertible notes payable	$3,500	$–
Fair value of warrants recorded as corresponding debt discount	500	–
Beneficial conversion feature on convertible note	500	–
Amortization of debt discount	43	–
Interest expense	23	–
Amortization of deferred financing costs	33	–

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

Note 12: Non-controlling interest (restated)

The Company has the following non-controlling interests:

	MGT Gaming (Restated)	Medicsight	Total (Restated)
Non-controlling interest at January 1, 2012	$–	$5,293	$5,293
Non-controlling share of losses	(31)	(381)	(412)
Non-controlling share of capital	862	–	862
Non-controlling share of stock-based expense	–	15	15
Non-controlling share of other comprehensive loss	–	32	32
Share consolidation of Medicsight’s stock	–	(1,386)	(1,386)
Non-controlling interest at June 30, 2012	$831	$3,573	$4,404

The following schedule presents the effects of changes in MGT’s ownership interest in Medicsight on the equity attributable to MGT:

	Six months ended June 30,
	2012	2011
Net loss attributable to MGT Capital Investments, Inc.	$(2,106)	$(2,942)
Transfers (to) from the non-controlling interest:
Increase in MGT’s paid in capital from sale and assignment of Medicsight’s stock	–	21
Increase in MGT’s paid-in capital from Medicsight share consolidation	2,392	–
Changes from the net loss attributable to MGT Capital Investments, Inc. and transfers to the non-controlling interest	$286	$(2,921)

In January 2012, the Company purchased 1 share of Medicsight ordinary shares from a shareholder for consideration of $0.01.

On June 1, 2012 the Company purchased 550 shares in MGT Gaming (Note 8).

Note 13: Stock incentive plan and share-based compensation

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

Medicsight equity plan

Following Medicsight’s general meeting on March 26, 2012 (Note 2), a shareholder resolution approving the Reverse Split of 1-for-325,000 of the Company’s existing ordinary shares of £0.05 par value into one new ordinary share was duly passed. As a result of the reverse split, option holders under certain existing share option plans are no longer entitled to options under those plans as option holders’ share entitlement is now less than one as a result of the Reverse Split. Following the share reversal, the Company cancelled with immediate effect all redundant option plans with the exception of Plan J. All previously unrecognized stock based compensation expense was accelerated.

Medicsight has the following Stock Option Plan:

Plan J — on May 14, 2009, we approved and subsequently granted options for 24 shares under stock option plan “J”. Options under this plan vest in equal one-sixths for each six months that employees have been employed for 6, 12, 18, 24, 30 and 36 months from the grant date. At June 30, 2012, there were 6 options outstanding and exercisable.

No grants were issued in the six months ended June 30, 2012.

The following table summarizes stock option activity for the six months ended June 30, 2012, under all option plans:

	Outstanding		Exercisable
	Number of shares	Weighted-average exercise price	Number of shares	Weighted-average exercise price
Outstanding at December 31, 2011	11	£35,700 ($58,500)	10	£35,700 ($58,500)
Granted	–	–
Exercised	–	–
Forfeited/Cancelled	(5)	£19,500 ($30,917)
Outstanding at June 30, 2012	6	£29,250 ($46,326)	6	£29,250 ($46,326)

The following is a summary of the status of stock options outstanding at June 30, 2012:

	Outstanding options			Exercisable options
	Number	Remaining contractual life (years)	Average exercise price	Number	Average exercise price
Medicsight Plan J	11	£35,700 ($58,500)	10	£35,700 ($58,500)	£35,700 ($58,500)

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

The Company has recorded the following amounts related to its share-based compensation expense in the accompanying Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Selling, general and administrative	$197	$126	$222	$167
Research and development	–	21	7	24
	$197	$147	$229	$191

Of the Stock-based expense for the six months ended June 30, 2012 and 2011, $15 and $74 was allocated to non-controlling interest.

The aggregate intrinsic value for options outstanding and exercisable at June 30, 2012 and 2011, was $nil.

Note 14: Interest and other income/(expense)

The Company’s interest and other (expense)/income were as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest (expense) / income	(23)	11	(23)	32
Other (expense) / income	–	–	(2)	–
Total	(23)	11	(25)	32

Note 15: Related party transactions

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

Laddcap Value Partners III LLC (“Laddcap”)

On April 12, 2011, the Company entered into a Revolving Line of Credit and Security Agreement with Laddcap for up to $500 for a fifteen-month term. The Agreement encompasses a standby commitment fee of two (2%) percent of the maximum loan amount along with an eight (8%) percent interest charge on any funds drawn. Laddcap is a related party as the Managing Partner and beneficial owner of Laddcap is a 10% plus shareholder and CEO of MGT. No amounts have been drawn down against the facility as of the date of the filing of the Company’s Form 10-Q for the quarterly period ended June 30, 2012. The Agreement expired in July 2012 and was not renewed by management (Note 10).

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

Note 16: Operating leases, commitments and security deposit

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

Year ending
2012	$33
2013	67
2014	56
Total	$156

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

Note 17: Segment reporting (restated)

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 3). We evaluate performance of our operating segments based on revenue and operating (loss). Segment information for the three and six months ended June 30, 2012 and June 30, 2011 are as follows:

	Medicsight
	Software/Devices	Services	MGT Gaming	Unallocated corporate/other	Total
Three months ended June 30, 2012
Revenue from external customers	$13	$43	$–	$–	$56
Cost of revenue	–	63	–	–	63
Gross margin	13	(20)	–	–	(7)
Operating loss	(472)	(27)	(69)	(562)	(1,130)

Three months ended June 30, 2011
Revenue from external customers	$217	$–	$–	$–	$217
Cost of revenue	96	–	–	–	96
Gross margin	121	–	–	–	121
Operating loss	(1,996)	–	–	(421)	(2,417)

Six months ended June 30, 2012
Revenue from external customers	$206	$63	$–	$–	$269
Cost of revenue	36	63		–	99
Gross margin	170	–	–	–	170
Operating loss	(893)	(77)	(69)	(768)	(1,807)

Six months ended June 30, 2011
Revenue from external customers	$264	$–	$–	$–	$264
Cost of revenue	100	–	–	–	100
Gross margin	164	–	–	–	164
Operating loss	(4,262)	–	–	(750)	(5,012)

June 30, 2012
Cash and cash equivalents	$2,434	$–	$–	$3,224	$5,658
Intangible assets (Restated)	–	–	1,896	–	1,896

December 31, 2011
Cash and cash equivalents	$3,123	$–	$–	$581	$3,704
Intangible assets	–	–	–	–	–

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

Restatement of previously issued financial statements

On May 15, 2013, after consulting with the Company’s Audit Committee, management concluded that certain of the Company’s warrants (“J&S Warrants”) received improper accounting treatment. The warrants should have been reflected as liabilities on the balance sheet included in the Company’s previously filed Quarterly Report on Form 10-Q for the period ended June 30, 2012 (the “Quarterly Report”), as opposed to a component of equity.

Specifically, due to certain anti-dilution provisions contained in the J&S Warrants, they are being reclassified to liabilities and will be marked-to-market each reporting period. The change in treatment of the warrants will result in a change to the equity and liability portions of the balance sheet at the aforementioned reporting date and will result in a loss on the revaluation of the warrants which impacts results of operations and loss per share as reported in our statement of operations for the period. In addition, the Company previously determined the fair value using the Black Scholes Model; however, due to the anti-dilution provisions, the Company determined the Binomial Lattice Practice Model was more appropriate. The use of the Binomial Lattice Practice Model caused an increase in the fair value of the J&S Warrants issued as consideration for the acquisition of the Patent which increased the amount recorded for the intangible asset and non-controlling interest. Such restatements for the correction of an error, however, will not impact cash flow or cash balances. In addition, as a result of Waiver Agreements obtained on May 20, 2013 from warrant holders, which removed the anti-dilution provision, the affected warrants will be treated as equity at June 30, 2013. Investors should be aware that the classification of the warrants as a liability will revert back to the originally reported equity treatment during the quarter ending June 30, 2013.

In addition, the Company has concluded that these accounting and reporting errors constituted an additional deficiency in the Company’s internal control over financial reporting as of June 30, 2012 and that its disclosure controls and procedures were not effective at June 30, 2012.

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

Medicsight has also developed an automated CO2 medical insufflation device and associated disposable tubing (MedicCO2LON) that is being commercialized via a global distributor.

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

Critical accounting policies and estimates

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 2 to the Company’s financial statements contained in the 2011 Annual Report on Form 10-K and Part I (Note 3) contained in the 2012, Quarterly Reports on Form 10-Q.

Results of Operations

The Company achieved the following results in the three and six months ended June 30, 2012:

•	Revenue from software licenses/devices and services totaled $56 (2011: $217) and $269 (2011: $264).

•	Operating expenses were $1,123 (2011: $2,538) and $1,977 (2011: $5,176).

•	Net loss attributable to MGT Capital Investments, Inc. $1,636 (2011: $1,450) and $2,106 (2011: $2,942) and resulted in a loss per share of $0.78 (2011: $1.24) and $1.00 (2011: $2.51).

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

The Company recorded a loss of $610 due to the revaluation of the warrant liability on June 30, 2012. The amortization of deferred financing costs incurred as a result of issuance of convertible debt for the three ended June 30, 2012 was $33 (2011: $nil). Accretion of debt discount was $43 (2011: $nil).

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

At the June 25, 2012 board meeting, the members of the Compensation and Nominations Committee approved the issuance of 33,000 shares of common stock to certain of our former directors for past service on the Company’s board of directors (Note 13).

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

Six months ended June 30, 2012 and June 30, 2011

Revenue and gross margin

Medicsight software/devices

In the six months ended June 30, 2012, Medicsight sold $136 (2011: $61) ColonCAD licenses primarily in Europe.

In the six months ended June 30, 2012, revenue was $70 from MedicCO 2 LON sales compared to $203 for the same period in 2011. The decline is due to a delay in our launch of the next generation of our insufflator.

Cost of revenue was $36 (2011: $100) attributed to the cost of sales associated with MedicCO 2 LON devices.

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

The Company recorded a loss of $610 due to the revaluation of the warrant liability on June 30, 2012. The amortization of deferred financing costs incurred as a result of issuance of convertible debt for the six ended June 30, 2012 was $33 (2011: $nil). Accretion of debt discount was $43 (2011: $nil).

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

At the June 25, 2012 board meeting, the members of the Compensation and Nominations Committee approved the issuance of 33,000 shares of common stock to certain of our former directors for past service on the Company’s board of directors (Note 13).

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

MGT Gaming, Inc.

On May 11, 2012, the Company entered into the Sale Agreement with J&S, and MGT Gaming for the acquisition of U.S. Patent #7,892,088, entitled “Gaming Device Having a Second Separate Bonusing Event” (Note 8).

MGT Gaming holds certain intellectual property patents focused in the casino gaming sector. The Company holds 55% of the issued share capital of MGT Gaming. MGT Gaming’s shares are privately held by MGT and J&S.

Liquidity and capital resources

	June 30, 2012	December 31, 2011
Working capital summary:
Cash and cash equivalents	$5,658	$3,704
Current assets	5,803	4,204
Current liabilities	(1,343)	(786)
Working capital surplus	$4,460	$3,418

	Six months ended June 30,
	2012	2011
Cash flow summary:
Cash (used in) provided by :
Operating activities	$(1,037)	$(5,123)
Investing activities	(212)	1,981
Financing activities	3,123	-
Effects of exchange rates on cash and cash equivalents	80	412
Net increase / (decrease) in cash and cash equivalents	$1,954	$(2,730)

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

On June 1, 2012, MGT entered into an agreement with an institutional investor providing for $3.5 million in proceeds to the Company, net of deferred financing costs of $588, in support of the Company’s strategy to monetize intellectual property. The capital raise comprised the sale of $3.5 million Note plus HB Warrants to purchase MGT common stock (Note 11)

Risks and uncertainties related to our future capital requirements

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

Investing activities

During the quarter ended June 30, 2012, and pursuant to the Sale Agreement between MGT, MGT Gaming and J&S, the Company issued a four (4) year warrant to purchase 350,000 shares of the Company’s common stock at an exercise price of $4.00 per share and cash consideration of $200 to J&S in connection with the purchase of certain intellectual property (Note 8).

MGT received the final payment of £244 ($370) on March 25, 2011, for the sale of Medicexchange and other assets.

In March 2011, we sold our entire interest in Moneygate to Committed for total consideration of £250 ($401), resulting in a gain on sale of £51 ($81).

Loan Receivable from Dunamis Capital

On September 6, 2010, Medicsight made a short-term loan of $1,100 (£711) to Dunamis Capital (“Dunamis”) repayable by December 31, 2010, along with $36 (£23) of interest. Dunamis paid back the principal of $1,100 (£711) and interest of $48 (£31) on February 6, 2011 and February 10, 2011, respectively. Dunamis had provided the assets of the business as collateral against the loan made by Medicsight. Dunamis was considered a related party, as two former directors of Medicsight were also directors of Dunamis Capital (Note 15).

Financing activities

On May 29, 2012, MGT entered into an agreement with the investor providing $3.5 million of capital in support of the Company’s strategy to monetize intellectual property. The capital raise comprised the sale of $3.5 million of Notes plus HB Warrants to purchase MGT common stock. The Company paid $372 of financings costs associated to Note issuance. (Note 13).

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

Item 3.  Quantitative and qualitative disclosures about market risk

Not applicable.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.   Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q/A. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Restatement of Previously Issued Financial Statements. On May 15, 2013, management concluded that certain of the warrants received improper accounting treatment. The J&S Warrants should have been reflected as liabilities on the balance sheet included in the Company’s previously filed Quarterly Reports on Form 10-Q for the period ended June 30, 2012 (the “Quarterly Report”), as opposed to a component of equity. As a result of a deficiency in our internal control over financial reporting relating to the insufficient evaluation of certain terms within the complex warrant agreement, as of the end of the period covered by this report our management has reassessed the effectiveness of our disclosure controls and procedures and has determined that our disclosure controls and procedures were not effective on June 30, 2012.

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

TABLE OF CONTENTS

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT CAPITAL INVESTMENTS, INC

May 31, 2013	By:	/s/ ROBERT B. LADD
Robert B. Ladd President and Chief Executive Officer (Principal Executive Officer)

May 31, 2013	By:	/s/ ROBERT P. TRAVERSA
Robert P. Traversa Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

