Form 10-Q/A
period 2012-09-30
MGT CAPITAL INVESTMENTS INC
filed 2013-05-31
CIK 1001601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1 to Form 10-Q

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

EXPLANATORY NOTE

This Amendment No. 1 hereby amends our Quarterly Report on Form 10-Q (“Form 10-Q/A”) for the period ended September 30, 2012, which was originally filed with the Securities and Exchange Commission on November 14, 2012 (the “Original 10-Q”). This Amendment is being filed mainly to include restated financial statements as described in Note 1, Restatement, of the Notes to the Condensed Consolidated Financial Statements. The condensed consolidated financial statements are being restated to correct accounting errors as follows:

On May 15, 2013, after consulting with the Company’s Audit Committee, management concluded that certain of the Company’s warrants (“J&S Warrants”) received improper accounting treatment. The warrants should have been reflected as liabilities on the balance sheet included in the Company’s previously filed Quarterly Report on Form 10-Q for the period ended September 30, 2012 (the “Quarterly Report”), as opposed to a component of equity.

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

In addition, the Company has concluded that these accounting and reporting errors constituted an additional deficiency in the Company’s internal control over financial reporting as of June 30, 2012 and that its disclosure controls and procedures were not effective at September 30, 2012.

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

INDEX

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Balance Sheets - September 30, 2012 (Restated) (unaudited) and December 31, 2011	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss - for the three months ended September 30, 2012 (Restated) (unaudited) and 2011 (unaudited)	4
	Condensed Consolidated Statements of Operations and Comprehensive Loss - for the nine months ended September 30, 2012 (Restated) (unaudited) and 2011 (unaudited)	5
	Condensed Consolidated Statement of Stockholders’ Equity - for the nine months ended September 30, 2012 (Restated) (unaudited)	6
	Condensed Consolidated Statements of Cash Flows - for the nine months ended September 30, 2012 (Restated) (unaudited) and 2011 (unaudited)	7-8
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	32
Item 4.	Controls & Procedures	32
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1-A.	Risk Factors	34
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety and Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	37
	Signatures	38

All financial amounts are in thousands except share and per share data.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2012 (Unaudited) (Restated)	2011*
Assets
Current assets:
Cash and cash equivalents	$4,864	$3,704
Accounts receivable	9	84
Prepaid expenses and other current assets	79	327
Inventories	56	89
Total current assets	5,008	4,204

Non-current assets:
Property and equipment, at cost, net	24	28
Deferred financing costs, net	472	–
Intangible assets, net of accumulated amortization of $68	1,845	–
Security deposits	–	201
Total assets	$7,349	$4,433

Liabilities
Current liabilities:
Accounts payable	$260	$213
Accrued expenses	219	502
Other payables	26	71
Total current liabilities	505	786

Non-current liabilities
Derivative liability - warrants	935	–
Convertible note, net of discount $817	2,683	–
Total liabilities	4,123	786

Stockholders' equity /(deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2012.	–	–
Common stock, $0.001 par value; 75,000,000 shares authorized; 2,484,187 and 2,108,187 shares issued and outstanding at September 30, 2012 and December 31, 2011 respectively.	2	2
Additional paid in capital	289,249	283,240
Accumulated other comprehensive loss	(6,703)	(4,861)
Accumulated deficit	(282,498)	(280,027)
Total stockholders' equity / (deficit)	50	(1,646)
Non-controlling interests	3,176	5,293
Total equity	3,226	3,647

Total stockholders' equity, liabilities and non-controlling interest	$7,349	$4,433

*	Derived from audited financial information

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,
	2012 (Restated)	2011
Revenues
Software and devices	$9	$167
Services – consulting	58	–
	67	167
Cost of revenues
Software and devices	–	5
Services – consulting	53	–
	53	5

Gross profit	14	162

Operating expenses
Selling, general and administrative	815	1,807
Research and development	10	303
	825	2,110

Operating loss	(811)	(1,948)

Other non-operating income/ (expense)
Interest and other (expense) / income	(70)	–
Accretion of debt discount and amortization deferred financing costs	(222)	–
Revaluation of warrant liability	623	–
	331	–

Net loss before income taxes and non-controlling interest	(480)	(1,948)

Income tax benefit	1	–

Net loss before non-controlling interest	(479)	(1,948)

Net loss attributable to non-controlling interest	114	746

Net loss attributable to MGT Capital Investments, Inc.	$(365)	$(1,202)

Net loss as reported	$(479)	$(1,948)
Other comprehensive loss
Unrealized foreign exchange gain / (loss)	5	(66)
Comprehensive loss	(474)	(2,014)
Comprehensive loss attributable to non-controlling interest	113	775
Comprehensive loss attributable to MGT Capital Investments, Inc.	$(361)	$(1,239)

Per share data:
Basic and diluted loss per share	$(0.17)	$(1.03)

Weighted average number of common shares outstanding	2,173,740	1,171,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)
(Unaudited)

	Nine months ended September 30,
	2012 (Restated)	2011
Revenues:
Software and devices	$215	$431
Services – consulting	121	–
	336	431
Cost of revenues:
Software and devices	36	105
Services – consulting	116	–
	152	105

Gross profit	184	326

Operating expenses:
Selling, general and administrative	2,719	6,219
Research and development	83	1,067
	2,802	7,286

Operating loss	(2,618)	(6,960)

Other non-operating (expense) / income
Interest and other (expense) / income	(95)	32
Accretion of debt discount and amortization deferred financing costs	(298)	–
Revaluation of warrant liability	13	–
Gain on sale of Moneygate	–	81
	(380)	113

Net loss before income taxes and non-controlling interest	(2,998)	(6,847)

Income tax benefit	1	51

Net loss before non-controlling interest	(2,997)	(6,796)

Net loss attributable to non-controlling interest	526	2,652

Net loss attributable to MGT Capital Investments, Inc.	$(2,471)	$(4,144)

Net loss as reported	$(2,997)	$(6,796)
Other comprehensive loss:
Unrealized foreign exchange gains	73	338
Comprehensive loss	(2,924)	(6,458)
Comprehensive loss attributable to non-controlling interest	493	2,517
Comprehensive loss attributable to MGT Capital Investments, Inc.	$(2,431)	$3,941)

Per-share data:
Basic and diluted loss per share	$(1.16)	$(3.54)

Weighted average number of common shares outstanding	2,128,891	1,171,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)/EQUITY

(In thousands)

(Unaudited)

(Restated)

	Preferred stock		Common stock		Additional paid-in	Accumulated comprehensive	Accumulated	Total shareholders'	Non-controlling	Total
	Shares	Amounts	Shares	Amounts	capital	income / (loss)	deficit	equity	Interests	equity
Balance, December 31, 2011	–	$–	2,109	$2	$283,240	$(4,861)	$(280,027)	$(1,646)	$5,293	$3,647
Cash in lieu of fractional shares for MGT reverse/ forward split			(4)		(5)			(5)		(5)
Acquisition of subsidiary shares from non-controlling interest			33		4,365	(1,882)		2,483	(2,501)	(18)
Non-controlling share of MGT Gaming, Inc.								–	862	862
Stock issued for services					315			315		315
Stock-based compensation (Stock awards)			346		417			417		417
Stock-based compensation (Stock options)					17			17	15	32
Warrants issued in connection with issuance of convertible note, net of issuance costs					400			400		400
Beneficial conversion on convertible note					500			500		500
Net loss for the period							(2,471)	(2,471)	(526)	(2,997)
Translation adjustment						40		40	33	73
Balance, September 30, 2012 (Restated)	–	$–	2,484	$2	$289,249	$(6,703)	$(282,498)	$50	$3,176	$3,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2012 (Restated)	2011
Cash flows from operating activities:
Net loss before non-controlling interest	$(2,997)	$(6,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23	52
Amortization of intangible assets	68	–
Amortization of convertible note discount	183	–
Amortization of deferred financing costs	115	–
Stock-based compensation expense	449	144
Warrant expense	97	–
Revaluation of warrant liability	(13)	–
Loss on disposal of property and equipment	2	118
Assignment of Medicsight's stock	–	(4)
Gain on sale of loan receivable – related party	–	(81)
(Increase)/decrease in assets:
Accounts receivable	77	(280)
Other receivables – related party	–	47
Proceeds from release of security deposits	180	–
Prepaid expenses and other current assets	260	(212)
Inventory	36	–
Increase / (decrease) in liabilities:
Accounts payable	41	11
Accrued expenses	(299)	(315)
Other payables	(40)	14
Net cash used in operating activities	(1,818)	(7,302)

Cash flows from investing activities:
Purchase of property and equipment	(12)	(4)
Repurchase of Medicsight's shares	(14)	–
Purchase of intangible asset	(200)	–
Repayment of Dunamis loan	–	1,100
Receipts from sale of Moneygate	–	401
Receipts of deferred consideration for sale of assets	–	370
Receipts from sale of Medicsight's stock	–	110
Net cash (used in) / provided by investing activities	(226)	1,977

Cash flows from financing activities:
Cash paid in lieu of fractional shares in reverse/forward split	(5)	–
Proceeds from issuance of convertible note	3,500	–
Payments for convertible note issuance costs	(372)	–
Net cash provided by financing activities	3,123	–

Effects of exchange rates on cash and cash equivalents	81	427
Net change in cash and cash equivalents	1,160	(4,898)
Cash and cash equivalents, beginning of period	3,704	8,434
Cash and cash equivalents, end of period	$4,864	$3,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2012 (Restated)	2011
Supplemental cash disclosures:
Cash paid for interest	$23	$–
Supplemental non-cash disclosures (investing and financing activities):
Stock issued for services in connection with issuance of convertible note	$315	$–
Warrants issued in connection with issuance of convertible note	500	–
Beneficial conversion on convertible note	500	–
Intangible asset contributed by non-controlling interest	862	–
Warrants issued in connection with acquisition of intangible assets	851	–
Stock issued for purchase of Medicsight ordinary shares	141	–

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 1: Restatement of previously issued financial statements

On May 15, 2013, after consulting with the Company’s Audit Committee, management concluded that certain of the Company’s warrants (“J&S Warrants”) received improper accounting treatment. The warrants should have been reflected as liabilities on the balance sheet included in the Company’s previously filed Quarterly Report on Form 10-Q for the period ended September 30, 2012 (the “Quarterly Report”), as opposed to a component of equity.

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

The following tables summarize the effects of the restatements on the specific items presented in the Company’s historical condensed consolidated financial statements previously included in the Quarterly Report:

Condensed Consolidated Balance Sheets

	September 30, 2012
	As previously reported	As restated
Intangible assets, net of accumulated amortization of $68	$1,753	$1,845
Total assets	$7,257	$7,349

Derivative liability - warrants	$–	$935
Total liabilities	$3,188	$4,123

Additional paid in capital	$290,049	$289,249
Accumulated deficit	(282,413)	(282,498)
Total stockholders' equity	$935	$50
Non-controlling interests	$3,134	$3,176
Total equity	$4,069	$3,226
Total stockholders' equity, liabilities and non-controlling interest	$7,257	$7,349

Condensed Consolidated Statements of Operations

	Three months ended September 30 2012		Nine months ended September 30, 2012
	As previously reported	As restated	As previously reported	As restated
Selling, general and administrative	$716	$815	$2,620	$2,719
Operating loss	(712)	(811)	(2,519)	(2,618)
Revaluation of warrant liability	–	623	–	13
Net loss before non-controlling interest	(1,003)	(479)	(2,911)	(2,998)
Net loss attributable to non-controlling interest	113	114	525	526
Net loss attributable to MGT Capital Investments, Inc.	(890)	(365)	(2,386)	(2,471)
Comprehensive loss attributable to non-controlling interest	112	113	492	493
Comprehensive loss attributable to MGT Capital Investments, Inc.	(886)	(361)	(2,346)	(2,431)
Basic and diluted loss per share	$(0.41)	$(0.17)	$(1.12)	$(1.16)

Note 2: Organization, basis of presentation and liquidity

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

The Company has incurred significant operating losses since inception and continues to generate losses from operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $282,498 at September 30, 2012. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products the Company develops and markets will be accepted by consumers.

At September 30, 2012, MGT’s and Medicsight’s cash and cash equivalents were $2,492 and $2,372, respectively. Management believes that the current level of working capital will be sufficient to allow the Company to maintain its operations into December 2013. On November 2, 2012, the Company closed two separate financing agreements with various institutional investors providing $5.9 million of funding (Note 18).

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

Deferred financing costs

In conjunction with the issuance of Senior Secured Convertible Notes on June 1, 2012, (Note 10), the Company incurred certain financing costs, including the issuance of Common Stock. The Company accounts for deferred financing costs in accordance with ASC 470-10 “Debt”. Deferred financing costs are amortized through periodic charges to other non-operating expenses over the 18 months term of the related financial instrument using the effective interest method.

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

Note 6: Inventory

At September 30, 2012 and December 31, 2011, MedicCO2LON Limited, a subsidiary of Medicsight held finished goods inventory comprised of insufflation devices and administration kits totaling $56 and $89, respectively.

Note 7: Intangible asset – intellectual property (restated)

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

The intellectual property is subject to amortization and will be expensed using the straight-line method, over the nine year remaining life of the patent. Based on the Company’s amortizable intangible assets as of September 2012, amortization expense is expected to be approximately $50 for the remainder of 2012 and be approximately $204 for each of the next five fiscal years.

Amortization expense on intangible assets for the three months and nine month ended September 30, 2012 was $51 and $68

The warrants were fair-valued as of the issuance date of June 1, 2012 at $851 based upon the following Binomial Lattice Pricing Model (“BLPM”) to value its warrants containing anti-dilution provision: risk free rate 0.340%; expected term four (4) years; annual volatility 75.0%; exercise price $4.00.

For purposes of determining expected volatility, since the Company does not have representative historical data to determine volatility based upon its own information, the Company used significant judgment to identify a peer group and determine the appropriate weighting in order to estimate the volatility rate for use in the BLPM.

ASC 350 “Intangible Assets”, establishes Accounting and Measurement guidance for the acquisition of the intellectual property asset from J&S. The Company determined that the consideration given for 55% of the patent was the best indication of the fair value of the patent, as such; the 45% of the patent contributed by the non-controlling shareholders was valued at $862.

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

Note 8: Derivative liability – warrants (restated)

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

Fair value of financial assets and liabilities measured on a recurring basis

 Level 3 Financial Liabilities – Derivative conversion features and warrant liabilities

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of September 30, 2012:

	Fair value measurement using
	Carrying value	Level I	Level II	Level III	Total
Derivative warrant - liability	$935	$–	$–	$935	$935

The warrants were re-measured at fair-value as of September 30, 2012 based upon the following BLPM to value its warrants containing anti-dilution provision: risk free rate 0.310%; expected term four (4) years; annual volatility 75.0%; exercise price $4.00, stock price $4.28.

	Fair value measurement Using Level III inputs
	Derivatives	Total
Balance, July 1, 2012	$1,461	$1,461
Change in fair value of warrant liability	(623)	(623)
Issuance of additional warrants due to anti-dilution provision	97	97
Transfers in and/or out of Level III	–	–
Balance, September 30, 2012	$935	$935

Note 9: Line of credit facility

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

Note 10: Convertible note and warrants

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

The proceeds of the Note were allocated between the HB Warrant and the Note based on their relative fair values.

Senior Secured Convertible Note consists of the following as of:

	September 30, 2012	December 31, 2011
Senior secured convertible note	$3,500	$–
Less: unamortized debt discount	(817)	–
Total	$2,683	$–

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

Note repayment

On October 9, 2012, the Company repaid the full value of the convertible note as described in Note 17.

Note 11: Non-controlling interest (restated)

The Company has the following non-controlling interests:

	MGT Gaming (Restated)	Medicsight	Total (Restated)
Non-controlling interest at January 1, 2011	$–	$5,293	$5,293
Non-controlling share of losses	(65)	(461)	(526)
Non-controlling share of capital	862	–	862
Non-controlling share of stock-based expense	–	15	15
Non-controlling share of other comprehensive loss	–	33	33
Purchases of Medicsight’s stock	–	(1,115)	(1,115)
Share consolidation of Medicsight’s stock	–	(1,386)	(1,386)
Non-controlling interest at September 30, 2012	$797	$2,379	$3,176

The following schedule presents the effects of changes in MGT’s ownership interest in Medicsight on the equity attributable to MGT:

	Nine months ended September 30,
	2012	2011
Net loss attributable to MGT Capital Investments, Inc.	$(2,471)	$(4,144)
Transfers (to) from the non-controlling interest:
Increase in MGT’s paid-in capital from sale and assignment of Medicsight Stock	–	21
Increase in MGT’s paid-in capital from Medicsight Share Consolidation	2,392	–
Increase in MGT’s paid-in capital from repurchase of Medicsight Shares	1,973	–
Changes from the net loss attributable to MGT Capital Investments, Inc. and transfers to the non-controlling interest	$1,894	$(4,123)

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

Note 12: Net loss per share (restated)

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

On November 2, 2012 the Company closed two separate financing agreements comprised of the sale of $4.5 million of 1,380,362 Series A Convertible Preferred Shares (which include 2,760,724 Warrants to purchase MGT common stock), plus a separate sale of $1.4 million of 453,000 MGT Common Stock (Note 18).

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Numerator:	$(365)	$(1,202)	$(2,471)	$(4,144)
Net loss attributable to common stock shares (basic and diluted)
Denominator:
Weighted average number of common stock shares outstanding during the period (basic and diluted)	2,173,740	1,171,518	2,128,891	1,171,518
Basic and diluted net losses per common stock share	$(0.17)	$(1.03)	$(1.16)	$(3.54)

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

Medicsight equity plan

Following Medicsight’s general meeting on March 26, 2012 (Note 12), a shareholder resolution approving the Reverse Split of 1-for-325,000 of the Company’s existing ordinary shares of £0.05 par value into one new ordinary share was duly passed. As a result of the reverse split, option holders under certain existing share option plans are no longer entitled to options under those plans as option holders’ share entitlement is now less than one as a result of the Reverse Split. Following the share reversal, the Company cancelled with immediate effect all redundant option plans with the exception of Plan J. All previously unrecognized stock based compensation expense was accelerated.

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

The aggregate intrinsic value for options outstanding and exercisable at September 30, 2012 and 2011, was $nil.

Note 14: Interest and other income / (expense)

The Company’s interest and other (expense)/income were as follows:

	Three months ended September 30,		Nine months ended September 30,,
	2012	2011	2012	2011
Interest (expense) / income	(70)	–	(93)	42
Other (expense) / income	–	–	(2)	(10)
Total	(70)	–	(95)	32

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

Year ending
2012	$17
2013	63
2014	58
Total	$138

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

On March 12, 2012, the Company entered into a one-year financial advisory and consulting agreement with a national investment-banking firm. The Agreement was cancelled in May 2012 in accordance with its terms. For the three and nine months ended September 30, 2012, $nil and $10, were recorded respectively.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 3). We evaluate performance of our operating segments based on revenue and operating (loss). Segment information as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and September 30, 2011 are as follows:

	Medicsight		MGT Gaming	Unallocated corporate/other
	Software/Devices	Services	(Restated)	(Restated)	Total
Three months ended September 30, 2012
Revenue from external customers	$9	$58	$–	$–	$67
Cost of revenue	–	53	–	–	53
Gross margin	9	5	–	–	14
Operating loss	(240)	–	(77)	(494)	(811)

Three months ended September 30, 2011
Revenue from external customers	$167	$–	$–	$–	$167
Cost of revenue	5	–	–	–	5
Gross margin	162	–	–	–	162
Operating loss	(1,614)	–	–	(334)	(1,948)

Nine months ended September 30, 2012
Revenue from external customers	$215	$121	$–	$–	$336
Cost of revenue	36	116		–	152
Gross margin	179	5	–	–	184
Operating loss	(1,196)	(14)	(146)	(1,262)	(2,618)

Nine months ended September 30, 2011
Revenue from external customers	$431	$–	$–	$–	$431
Cost of revenue	105	–	–	–	105
Gross margin	326	–	–	–	326
Operating loss	(6,202)	–	–	(758)	(6,960)

June 30, 2012
Cash and cash equivalents	$2,372	$–	$72	$2,420	$4,864
Intangible assets (Restated)	–	–	1,845	–	1,845

December 31, 2011
Cash and cash equivalents	$3,123	$–	$–	$581	$3,704
Intangible assets	–	–	–	–	–

Note 18: Subsequent events

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

Issuance of Series A Convertible Preferred Shares

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

Restatement of previously issued financial statements

On May 15, 2013, after consulting with the Company’s Audit Committee, management concluded that certain of the Company’s warrants (“J&S Warrants”) received improper accounting treatment. The warrants should have been reflected as liabilities on the balance sheet included in the Company’s previously filed Quarterly Report on Form 10-Q for the period ended September 30, 2012 (the “Quarterly Report”), as opposed to a component of equity.

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

In addition, the Company has concluded that these accounting and reporting errors constituted an additional deficiency in the Company’s internal control over financial reporting as of June 30, 2012 and that its disclosure controls and procedures were not effective at September 30, 2012.

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

Critical accounting policies and estimates

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 2 to the Company’s financial statements contained in the 2011 Annual Report on Form 10-K and Part I (Note 3) contained in the 2012 Quarterly Reports on Form 10-Q.

Results of operations

The Company achieved the following results in the three and nine months ended September 30, 2012:

•	Revenue from software licenses/devices and services totaled $67 (2011: $167) and $336 (2011: $431).

•	Operating expenses were $825 (2011: $2,110) and $2,802 (2011: $7,286).

•	Net loss attributable to MGT Capital Investments, Inc. $365 (2011: $1,202) and $2,471 (2011: $4,144) and resulted in a loss per share of $.17 (2011: $1.03) and $1.16 (2011: $3.54).

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

Selling, general and administrative expenses were $77 (2011: $nil), attributed to consulting and legal fees associated with the patent. There are no comparable expenses for the same period last year as this is a new segment for 2012.

Unallocated corporate/other

In the three months ended September 30, 2012, selling, general and administrative expenses decreased to $494 from $658 for the same period last year. A significant portion of this expense relates to the recognition of stock based compensation awards issued in the current year.

The Company recorded a gain of $613 due to the revaluation of the warrant liability on September 30, 2012. Interest and other income / (expense) was $(70) for the three months ended September 30, 2012 (2011: $nil), which is attributed to interest payments on the Convertible Note.

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

Selling, general and administrative expenses were $146 (2011: $nil), attributed to retaining legal counsel related to acquiring the gaming patent and the amortization expense of the gaming patent.

Unallocated corporate/other

In the nine months ended September 30, 2012, selling, general and administrative expenses increased to $1,262 as compared to $758 for the same period last year. The Company is continuing its progress in transitioning from software to monetization of intellectual property. The increase in the Company’s SG&A expense is commensurate with our recent intellectual property acquisition of MGT Gaming and its related patent. As MGT continues to execute on its patent acquisition strategy it expects that SG&A costs will increase modestly for the remainder of 2012, primarily due to executive compensation and higher professional fees.

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

Liquidity and capital resources

	September 30, 2012	December 31, 2011
Working capital summary:
Cash and cash equivalents	$4,864	$3,704
Current assets	5,008	4,204
Current liabilities	(505)	(786)
Working capital surplus	$4,503	$3,418

	Nine months ended September 30,
	2012	2011
Cash flow summary:
Cash (used in) provided by :
Operating activities	(1,818)	(7,302)
Investing activities	(226)	1,977
Financing activities	3,123	–
Effects of exchange rates on cash and cash equivalents	81	427
Net increase / (decrease) in cash and cash equivalents	$1,160	$(2,730)

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

Financing activities

On May 29, 2012, MGT entered into an agreement with an investor providing $3.5 million of capital in support of the Company’s strategy to monetize intellectual property. The capital raise comprised the sale of $3.5 million of Notes plus HB Warrants to purchase MGT common stock. The Company paid $372 of financings costs associated to this Note issuance (Note 10).

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

Restatement of Previously Issued Financial Statements. On May 15, 2013, after consulting with the Company’s Audit Committee, management concluded that certain of the Company’s J&S Warrants received improper accounting treatment. The J&S warrants should have been reflected as liabilities on the balance sheets included in the Company’s previously filed Quarterly Report on Form 10-Q for the quarterly periods ending June 30, 2012 and September 30, 2012 (the “Quarterly Reports”), as opposed to a component of equity. As a result of a deficiency in our internal control over financial reporting relating to the insufficient evaluation of certain terms within the complex warrant agreement, as of the end of the period covered by this report our management has reassessed the effectiveness of our disclosure controls and procedures and has determined that our disclosure controls and procedures were not effective on September 30, 2012.

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

