Form 10-K/A
period 2012-12-31
MGT CAPITAL INVESTMENTS INC
filed 2013-05-31
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K /A

Amendment No. 2

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

As of March 28, 2013, the registrant had outstanding 3,522,935 shares of Common stock, $0.001 par value

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

EXPLANATORY NOTE

This Amendment No. 2 hereby amends our Annual Report on Form 10-K (“Form 10-K/A”) for the year ended December 31, 2012, which was originally filed with the Securities and Exchange Commission on March 29, 2013 (the “Original 10-K”) and subsequently amended on April 30, 2013 to include Part III information. This Amendment is being filed mainly to include restated financial statements as described in Note 1, “Restatement of previously issued financial statements”, of the Notes to the Consolidated Statements. The consolidated statements are being restated to correct accounting errors as follows:

On May 15, 2013, after consulting with the Company’s Audit Committee, management concluded that certain of the Company’s warrants (“J&S Warrants”) and its Series A Convertible Preferred Stock (“Preferred Stock”) received improper accounting treatment. The warrants should have been reflected as liabilities and the Preferred Stock should have been reflected as temporary equity on the balance sheet included in the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”), as opposed to a component of equity.

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

The Preferred Stock Certificate of Designation and Warrant agreement each contain a fundamental transactions clause that provides for the conditional redemption of these instruments under certain circumstances that are not within the Company’s sole control. Management has therefore concluded that the preferred stock requires temporary equity classification at its allocated values and the warrants require classification as a liability at fair value. When the Preferred stock and Warrants were issued, the fair value of the warrants exceeded the proceeds received from the sale and issuance of the Preferred Stock and Warrants. The Warrants were recorded at their fair value and the excess over the proceeds received was recorded as a deemed dividend. Changes in the fair value of the Warrants at each reporting date are included in the statement of operations. Lastly, as of the date of this Form 10-K/A, substantially all of the Preferred Stock has converted into Common Stock of the Company pursuant to its terms; and therefore the conversion of the Preferred Stock eliminates the classification of these shares as temporary equity as well. In addition, as a result of Waiver Agreements obtained on May 20, 2013 from warrant holders, which removed a fundamental transactions clause that provides for the conditional redemption of these instruments under certain circumstances that are not within the Company’s sole control, the affected warrants will be treated as equity at June 30, 2013. Investors should be aware that the classification of the warrants as a liability will revert back to the originally reported equity treatment during the quarter ending June 30, 2013.

As part of the restatement process, the Company recorded adjustments for items that were previously considered insignificant and were not recorded in the reporting period.

In addition, the Company has concluded that these accounting and reporting errors constituted an additional deficiency in the Company’s internal control over financial reporting as of December 31, 2012 and that its disclosure controls and procedures were not effective at December 31, 2012.

The following sections of this Form 10-K/A have been amended to reflect the restatement:

Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Result of Operations

Part II – Item 8 – Financial Statements and Notes to the Consolidated Financial Statements

Part II – Item 9A – Controls and Procedures

For the convenience of the reader, this Form 10-K/A sets forth the Company’s Original 10-K in its entirety, as amended by, and to reflect the restatement, as described above.  Except as discussed above, the Company has not modified or updated disclosures presented in this Amendment.  Accordingly, this Amendment does not reflect events occurring after the Original 10-K or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Filing of the Original 10-K.

This Form 10-K/A has been signed as of a current date and all certifications of the Company’s Chief Executive Officer/Principal Executive Officer and Chief Financial Officer/Chief Accounting Officer and Principal Financial Officer are given as of a current date.  Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the filing of the Original 10-K, including any amendments to those filings.

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

Medicsight is a medical technology company with patent ownership, as well as operations in imaging software and hardware devices, and consulting services. Medicsight’s computer-aided detection software ColonCAD™ assists radiologists with detection of colorectal polyps, and has received regulatory approvals including CE Mark and U. S. Federal Drug Administration (“FDA”) clearance. The Company also has developed an automated CO 2 insufflation device called MedicCO 2 LON, which it commercializes through a global distributor. In addition, the Company provides consulting and communication services. On January 31, 2013, the Company announced it retained Munich Innovation Group to license or sell MGT's portfolio of international medical imaging patents associated with its wholly-owned subsidiary, Medicsight. The divestiture of the Medicsight patents would conclude MGT's plan to monetize this subsidiary. The Company has not entered into any definitive agreements with respect to the sale of the patents.

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

We have incurred significant operating losses since inception and generate limited revenues from operations. As a result, we have generated negative cash flows from operations and have an accumulated deficit of $283,631 as of December 31, 2012. We are operating in a developing industry based on a new technology and our primary source of funds to date has been through the issuance of securities and borrowing funds. There can be no assurance that management’s efforts will be successful or that the products we develop and market will be accepted by consumers. If our products are ultimately unsuccessful in the market, this could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

Item 7. Management’s discussion and analysis of financial condition and results of operations

Restatement of Previously Issued Financial Statements

On May 15, 2013, after consulting with the Company’s Audit Committee, management concluded that certain of the Company’s warrants (“J&S Warrants”) and its Series A Convertible Preferred Stock (“Preferred Stock”) received improper accounting treatment. The warrants should have been reflected as liabilities and the Preferred Stock should have been reflected as temporary equity on the balance sheet included in the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”), as opposed to a component of equity.

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

The Preferred Stock Certificate of Designation and Warrant agreement each contain a fundamental transactions clause that provides for the conditional redemption of these instruments under certain circumstances that are not within the Company’s sole control. Management has therefore concluded that the preferred stock requires temporary equity classification at its allocated values and the warrants require classification as a liability at fair value. When the Preferred stock and Warrants were issued, the fair value of the warrants exceeded the proceeds received from the sale and issuance of the Preferred Stock and Warrants. The Warrants were recorded at their fair value and the excess over the proceeds received was recorded as a deemed dividend. Changes in the fair value of the Warrants at each reporting date are included in the statement of operations. Lastly, as of the date of this Form 10-K/A, substantially all of the Preferred Stock has converted into Common Stock of the Company pursuant to its terms; and therefore the conversion of the Preferred Stock eliminates the classification of these shares as temporary equity as well. In addition, as a result of Waiver Agreements obtained on May 20, 2013 from warrant holders, which removed a fundamental transactions clause that provides for the conditional redemption of these instruments under certain circumstances that are not within the Company’s sole control, the affected warrants will be treated as equity at June 30, 2013. Investors should be aware that the classification of the warrants as a liability will revert back to the originally reported equity treatment during the quarter ending June 30, 2013.

As part of the restatement process, the Company recorded adjustments for items that were previously considered insignificant and were not recorded in the reporting period.

In addition, the Company has concluded that these accounting and reporting errors constituted an additional deficiency in the Company’s internal control over financial reporting as of December 31, 2012 and that its disclosure controls and procedures were not effective at December 31, 2012.

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

The Company closed the following non-essential subsidiaries during the twelve months ended December 31, 2012, as part of its expense reduction plan: Medicsight Nominees Limited, Medicsight UK Limited, Medicsight FZE, Medicendo Limited, MedicCO 2 LON Limited, Medicsight KK, Medicsight PTY, Medicsight Ltd, MGT Investments (Gibraltar) Limited, MGT Capital Investments Limited and its wholly-owned subsidiary MGT Capital Investments (UK) Limited.

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

The Company has incurred significant operating losses since inception and continues to generate losses from operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $283,631 at December 31, 2012. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that the products or patent monetization strategy will be successful. Furthermore, it is contemplated that any acquisitions may require the Company to raise capital; such capital may not be available on terms acceptable to the Company, if at all.

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

 Medicsight, a medical technology company with patent ownership, as well as operations in imaging software and hardware devices, and consulting services. The company’s computer-aided detection software ColonCAD™ assists radiologists with detection of colorectal polyps, and has received regulatory approvals including CE Mark and U. S. Federal Drug Administration (“FDA”) clearance. The Company also has developed an automated CO 2 insufflation device called MedicCO 2 LON, which it commercializes through a global distributor. In addition, the company provides consulting and communication services.

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

Intangible assets

Estimates of future cash flows and timing of events for evaluating long-lived assets for impairment are based upon management’s judgement and whenever events or changes in circumstances indicate that their carrying value may not be recoverable in accordance with ASC Topic 360-10-35 , “Impairment or Disposal of Long-Lived Assets”. If any of our intangible or long-lived assets are considered to be impaired, the amount of impairment to be recognized is the excess of the carrying amount of the assets over its fair value. Applicable long-lived assets are amortized or depreciated over the shorter of their estimated useful lives, the estimated period that the assets will generate revenue, or the statutory or contractual term in the case of patents. Estimates of useful lives and periods of expected revenue generation are reviewed periodically for appropriateness and are based upon management’s judgment.

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

MedicCO 2 LON is sold exclusively through our distribution partner Ultrasound Technologies, Ltd. Revenue is recognized as orders are satisfied and goods are delivered to our distribution partner. The Company generally offers terms which require payments within 30 – 45 days from invoicing.

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

Results of operations

The Company achieved the following results in the twelve months ended December 31, 2012, and December 31, 2011, respectively:

•	Revenue totaled $409 (2011: $536).
•	Operating expenses were $4,634 (2011: $8,294).
•	Net loss attributable to Common shareholders $5,882 (2011: $4,549) resulting in a basic and diluted loss per share of $2.62 (2011: $3.86).

Revenue declined due to slow market adoption of ColonCAD software. Operating expenses decreased due to our overall program of expense reduction and corporate simplification.

Fiscal year ended December 31, 2012 vs. Fiscal year ended December 31, 2011

Medicsight software/devices

In the twelve months ended December 31, 2012, ColonCAD sales decreased to $152 from $319 for the same period last year due to slow market adoption. Revenue includes license and maintenance fees. MedicCO 2 LON sales decreased to $70 compared to $217 for the same period last year. The decline is due to a delay in launching the next generation of the insufflator.

Cost of revenue was $92 (2011: $104) attributable to MedicCO 2 LON devices.

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

Selling, general and administrative expenses were $208, attributed to consulting and legal fees associated with the patent. There are no comparable expenses for the same period last year as this is a new segment for 2012.

Unallocated corporate/other

In the twelve months ended December 31, 2012, selling, general and administrative expenses increased to $2,516 from $1,180 for the same period last year. This increase relates to stock based compensation of $721 (2011:$144) attributed to shares issued pursuant to the 2012 Stock Incentive Plan and professional fees related to our patent acquisition strategy $286 (2011: $nil).

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

Liquidity and capital resources

	December 31, 2012	December 31, 2011
Working capital summary:
Cash and cash equivalents (excluding restricted cash $2,039)	$3,443	$3,704
Current assets	3,792	4,204
Current liabilities	(581)	(786)
Working capital surplus	$3,211	$3,418

	Year ended December 31
	2012	2011
Cash flow summary:
Cash (used in) provided by:
Operating activities	$(3,467)	$(7,635)
Investing activities	(250)	1,968
Financing activities	3,439	639
Effects of exchange rates on cash and cash equivalents	17	298
Net increase / (decrease) in cash and cash equivalents	$(261)	$(4,730)

On December 31, 2012, MGT’s cash and cash equivalents were $5,482 including $2,039 of restricted cash. The Company continues to exercise discipline with respect to current expense levels, as revenues remain limited. Our cash and cash equivalents have increased during 2012, due to $3,439 provided by financing activities, that includes an offset for restricted cash of $2,000, which represents an amount restricted under the Preferred Stock Agreement and $39 related to a rental deposit on our operating lease.

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

Recent accounting pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05 “ Comprehensive Income (Topic 220)”, which provides new guidance on the presentation of comprehensive income. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and instead requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This guidance is effective for fiscal years, and interim period within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of this ASU only requires a change in the format of the current presentation. The Company adopted this guidance on January 1, 2012, and its adoption did not significantly impact the Company’s consolidated financial statements. In February 2013, the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This update requires companies to present the effects on the line items of net income of significant reclassifications out of accumulated other comprehensive income if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety to net income in the same reporting period.  ASU 2013-02 is effective prospectively for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company does not expect the adoption of the amended guidance to have a significant impact on its consolidated financial statements.

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

Restatement of Previously Issued Financial Statements. On May 15, 2013, after consulting with the Company’s Audit Committee, management concluded that certain of the Company’s warrants and its Series A Convertible Preferred Stock (“Preferred Stock”) received improper accounting treatment. The warrants should have been reflected as liabilities and the Preferred Stock should have been reflected as temporary equity on the balance sheet included in the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”), and the Quarterly Reports on Form 10-Q for the periods ended June 30, 2012 and September 30, 2012 (the “Quarterly Reports”), as opposed to a component of equity. As a result of a deficiency in our internal control over financial reporting relating to the insufficient evaluation of certain terms within the complex Preferred stock and warrant agreements, our management has reassessed the effectiveness of our disclosure controls and procedures on December 31, 2012 and has determined that our disclosure controls and procedures were not effective at such time.

Remediation plan. Since the determination regarding this deficiency, we have devoted significant effort and resources to remediation and improvement of our internal control over financial reporting.  While we had processes in place to identify and apply developments in accounting standards, we enhanced these processes to better evaluate our research of the nuances of complex accounting standards and have new engaged a third party financial reporting consulting firm to assist the Company in its financial reporting compliance. Our enhancements included retaining such third party consultant, who is a technical accounting professional, to assist us in the interpretation and application of new and complex accounting guidance.  The firm has been engaged to assist in the analysis of complex financial instruments. Management will continue to review and make necessary changes to the overall design of our internal control environment.

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

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to Amendment No. 1 to our 10-K filed with the SEC on April 30, 2013.

Item 11. Executive compensation.

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to Amendment No. 1 to our 10-K filed with the SEC on April 30, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to Amendment No. 1 to our 10-K filed with the SEC on April 30, 2013.

Item 13. Certain Relationships and Related Transactions and Director Independence.

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to Amendment No. 1 to our 10-K filed with the SEC on April 30, 2013.

Item 14 . Principal Accounting Fees and Services.

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to Amendment No. 1 to our 10-K filed with the SEC on April 30, 2013.

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

Signature	Title	Date

/s/ Robert B. Ladd	President, CEO and Director	May 31, 2013
Robert B. Ladd	(Principal Executive Officer)

/s/ Robert P. Traversa	Treasurer, Chief Financial Officer and Director	May 31, 2013
Robert P. Traversa	(Principal Financial Officer)

/s/ H. Robert Holmes	Director	May 31, 2013
H. Robert Holmes

/s/ Michael Onghai	Director	May 31, 2013
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

As discussed in Note 1 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2012 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity/deficit and cash flows for the year then ended have been restated.

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

/s/ EisnerAmper LLP

Edison, New Jersey

March 29, 2013 (except for the effect of the restatements discussed in Note 1 and Notes 7,9,10,12,14,18 and 22, for which the date is May 31, 2013)

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2012 (Restated)	2011
Assets
Current assets:
Cash and cash equivalents	$3,443	$3,704
Accounts receivable	9	84
Prepaid expenses and other current assets	340	327
Inventory	–	89
Total current assets	3,792	4,204

Non-current assets:
Restricted cash	2,039	–
Property and equipment, at cost, net	25	28
Intangible assets, net of accumulated amortization of $118	1,795	–
Security deposits	–	201
Total assets	$7,651	$4,433

Liabilities
Current liabilities:
Accounts payable	$242	$213
Accrued expenses	272	502
Other payables	67	71
Total current liabilities	581	786

Non-current liabilities
Derivative liability – warrants	7,166	-
Total liabilities	7,747	786

Convertible preferred stock – temporary equity:
Preferred Stock, Series A Convertible Preferred, $0.001 par value; 1,394,766 shares authorized, issued and outstanding at December 31, 2012 ($4,547 Liquidation preference); No shares authorized, issued and outstanding at December 31, 2011	47	–
Stockholders' (deficit) / equity
Undesignated Preferred stock, $0.001 par value; 8,605,234 shares authorized and no shares issued and outstanding at December 31, 2012. No shares authorized, issued and outstanding at December 31, 2011	–	–
Common stock, $0.001 par value; 75,000,000 shares authorized; 3,251,187 and 2,108,732 shares issued and outstanding at December 31, 2012 and 2011 respectively	3	2
Additional paid in capital	282,998	283,240
Accumulated other comprehensive loss	(281)	(4,861)
Accumulated deficit	(283,631)	(280,027)
Total stockholders' deficit – MGT Capital Investments, Inc.	(911)	(1,646)
Non-controlling interests	768	5,293
Total equity	(143)	3,647

Total stockholders' equity, liabilities and non-controlling interest	$7,651	$4,433

The accompanying notes are an integral part of these consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year ended December 31
	2012 (Restated)	2011
Revenues:
Software and devices	$222	$536
Services – consulting	187	–
	409	536
Cost of revenues:
Software and devices	92	104
Services – consulting	173	–
	265	104

Gross margin	144	432

Operating expenses:
Selling, general and administrative	4,551	7,150
Research and development	83	1,144
	4,634	8,294

Operating loss	(4,490)	(7,862)

Other non-operating (expense) / income:
Interest and other (expense) / income	(99)	28
Accretion of debt discount and amortization deferred financing costs	(324)	–
Loss on extinguishment of convertible note	(355)	–
Revaluation of warrant liability	557	–
Gain on sale of Moneygate	–	81
	(221)	109

Loss before income taxes	(4,711)	(7,753)

Income tax expense / (benefit)	(14)	198

Net loss	(4,725)	(7,555)

Net loss attributable to non-controlling interest	1,121	3,006

Net loss attributable to MGT Capital Investments, Inc.	$(3,604)	$(4,549)

Less:
Warrant – Deemed Dividend (in excess of proceeds received)	(2,231)	$–
Preferred Stock dividend	(47)	–
Net loss applicable to Common shareholders	$(5,882)	$(4,549)

Per-share data:
Basic and diluted loss per share	$(2.62)	$(3.86)

Weighted average number of common shares outstanding	2,245,465	1,179,887

Net loss as reported	$(4,725)	$(7,555)
Other comprehensive loss:
Unrealized foreign exchange gains	49	217
Comprehensive loss	(4,676)	(7,338)
Comprehensive loss attributable to non-controlling interest	1,095	2,878
Comprehensive loss attributable to MGT Capital Investments, Inc.	$(3,581)	$(4,460)

The accompanying notes are an integral part of these consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY / (DEFICIT)

(In thousands)

(Restated)

	Series A Convertible Preferred stock		Common stock		Additional paid-in capital	Accumulated comprehensive income / (loss)	Accumulated deficit	Total shareholders' equity	Non-controlling interests	Total equity
	Shares	Amounts	Shares	Amounts
At December 31, 2010	–	$–	1,172	$1	$282,447	$(5,005)	$(275,478)	$1,965	$7,961	$9,926
Sale of common stock, net of expenses $142			937	1	638			639		639
Stock Option Compensation					134			134	113	247
Movement to NCI on Sale of Shares					21	55		76	97	173
Net Loss for the year							(4,549)	(4,549)	(3,006)	(7,555)
Translation adjustment						89		89	128	217
At December 31, 2011	–	$–	2,109	$2	$283,240	$(4,861)	$(280,027)	$(1,646)	$5,293	$3,647
Cash in lieu of fractional shares for MGT reverse / forward split			(4)		(5)			(5)		(5)
Warrants issued in connection with issuance of convertible note, net of issuance costs $100					400			400		400
Beneficial conversion on issuance of convertible note					500			500		500
Beneficial conversion at extinguishment of convertible note					(1,341)			(1,341)		(1,341)
Stock issued for services in connection with issuance of convertible note			75		315			315		315
Stock issued on extinguishment of convertible note			100		415			415		415
Non-controlling share of MGT Gaming, Inc.								–	862	862
Warrant - Deemed Dividend (in excess of proceeds received)					(2,231)			(2,231)		(2,231)
Issuance of Series A Convertible Preferred Stock	1,380
Preferred Stock Dividend	15	47			(47)			(47)		(47)
Issuance of common stock, net of issuance costs of $48			453		1,316			1,316		1,316
Acquisition of subsidiary shares from non-controlling interest			93		8,018	(3,762)		4,256	(4,307)	(51)
Medicsight Ltd Liquidation					(8,319)	8,319		–		–
Stock-based compensation (Stock awards)			425	1	720			721		721
Stock-based compensation (Stock options)					17			17	15	32
Net loss for the year							(3,604)	(3,604)	(1,121)	(4,725)
Translation adjustment						23		23	26	49
At December 31, 2012 (Restated)	1,395	$47	3,251	$3	$282,998	$(281)	$(283,631)	$(911)	$768	$(143)

(a)	On March 21, 2012, the Company effected a 1-for-500 reverse stock split of the Company’s outstanding Common stock, immediately followed by a forward stock split of the Company’s outstanding Common stock, at an exchange ratio of 15-for-1 shares of the Company’s outstanding Common stock.

The accompanying notes are an integral part of these consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	12 months ended December 31,
	2012 (Restated)	2011
Cash flows from operating activities:
Net loss	$(4,725)	$(7,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	28	122
Amortization of intangible assets	118	–
Accretion of convertible note discount	199	–
Amortization of deferred financing costs	125	–
Loss on extinguishment of convertible note	338	–
Stock-based compensation expense	753	247
Warrant expense	141	–
Fair value of warrant liability	(557)	–
Write-off of obsolete inventory	56	–
Loss on disposal of property and equipment	2	118
Assignment of Medicsight's stock to D4D	–	(4)
Gain on sale of Moneygate	–	(81)
(Increase)/decrease in assets:
Accounts receivable	75	(40)
Other receivables – related party	–	47
Proceeds from release of security deposits	201	–
Restricted cash	(39)	–
Prepaid expenses and other current assets	(13)	402
Inventory	36	(89)
Increase / (decrease) in liabilities:
Accounts payable	29	(296)
Accrued expenses	(230)	(421)
Other payables	(4)	(85)
Net cash used in operating activities	(3,467)	(7,635)

Cash flows from investing activities:
Purchase of property and equipment	(17)	(13)
Repurchase of Medicsight's shares	(33)	–
Purchase of intangible asset	(200)	–
Repayment of Dunamis loan	–	1,100
Receipts from sale of Moneygate	–	401
Receipts of deferred consideration for sale of assets	–	370
Receipts from sale of Medicsight's stock	–	110
Net cash (used in) / provided by investing activities	(250)	1,968

Cash flows from financing activities:
Sale of common stock	–	639
Cash paid in lieu of fractional shares in reverse/forward split	(5)	–
Proceeds from issuance of convertible note	3,500	–
Payments for convertible note issuance costs	(372)	–
Repayment of convertible note	(3,500)	–
Proceeds from issuance of preferred stock	4,500	–
Proceeds from issuance of common stock, net	1,316	–
Restricted cash	(2,000)	–
Net cash provided by financing activities	3,439	639

Effects of exchange rates on cash and cash equivalents	17	298
Net change in cash and cash equivalents	(261)	(4,730)
Cash and cash equivalents, beginning of period	3,704	8,434
Cash and cash equivalents, end of period	$3,443	$3,704

The accompanying notes are an integral part of these consolidated statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
(In thousands)

	Year ended December 31,
	2012 (Restated)	2011
Supplemental cash disclosures:
Cash paid for interest on convertible note	$93	$–
Supplemental non-cash disclosures (investing and financing activities):
Stock issued for services in connection with issuance of convertible note	315	–
Stock issued for services in connection with extinguishment of convertible note	415	–
Warrants issued in connection with acquisition of intangible assets	851	–
Warrants issued in connection with issuance of convertible note	500	–
Beneficial conversion on issuance of convertible note	500	–
Beneficial conversion on extinguishment of convertible note	1,341	–
Intangible asset contributed by non-controlling interest	862	–
Stock issued for purchase of Medicsight Ltd ordinary shares	418	–
Dividends issued on Convertible Preferred Series A Stock	47	–
Warrant – Deemed Dividend (in excess of proceeds received)	2,231	–

The accompanying notes are an integral part of these consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts)

Note 1: Restatement of previously issued financial statements

On May 15, 2013, after consulting with the Company’s Audit Committee, management concluded that certain of the Company’s warrants (“J&S Warrants”) and its Series A Convertible Preferred Stock (“Preferred Stock”) received improper accounting treatment. The warrants should have been reflected as liabilities and the Preferred Stock should have been reflected as temporary equity on the balance sheet included in the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”), as opposed to a component of equity.

Specifically, due to certain anti-dilution provisions contained in the J&S Warrants (as discussed further in Note 9), they are being reclassified to liabilities and will be marked-to-market each reporting period. The change in treatment of the warrants will result in a change to the equity and liability portions of the balance sheet at the aforementioned reporting date and will result in a loss on the revaluation of the warrants which impacts results of operations and loss per share as reported in our statement of operations for the period. In addition, the Company previously determined the fair value using the Black Scholes Model; however, due to the anti-dilution provisions, the Company determined the Binomial Lattice Practice Model was more appropriate. The use of the Binomial Lattice Practice Model caused an increase in the fair value of the J&S Warrants issued as consideration for the acquisition of the Patent which increased the amount recorded for the intangible asset and non-controlling interest. Such restatements for the correction of an error, however, will not impact cash flow or cash balances. In addition, as a result of Waiver Agreements obtained on May 20, 2013 from warrant holders, which removed the anti-dilution provision in exchange for $25; the affected warrants will be treated as equity at June 30, 2013. Investors should be aware that the classification of the warrants as a liability will revert back to the originally reported equity treatment during the quarter ending June 30, 2013.

The Preferred Stock Certificate of Designation and Warrant agreement (as discussed further in Note 12) each contain a fundamental transactions clause that provides for the conditional redemption of these instruments under certain circumstances that are not within the Company’s sole control. Management has therefore concluded that the preferred stock requires temporary equity classification at its allocated values and the warrants require classification as a liability at fair value. When the Preferred stock and Warrants were issued, the fair value of the warrants exceeded the proceeds received from the sale and issuance of the Preferred Stock and Warrants. The Warrants were recorded at their fair value and the excess over the proceeds received was recorded as a deemed dividend. Changes in the fair value of the Warrants at each reporting date are included in the statement of operations. Lastly, as of the date of this Form 10-K/A, substantially all of the Preferred Stock has converted into Common Stock of the Company pursuant to its terms; and therefore the conversion of the Preferred Stock eliminates the classification of these shares as temporary equity as well. In addition, as a result of Waiver Agreements obtained on May 20, 2013 from warrant holders, which removed a fundamental transactions clause that provides for the conditional redemption of these instruments under certain circumstances that are not within the Company’s sole control, in exchange for the issuance of 100,000 shares of the Company’s Common Stock; the affected warrants will be treated as equity at June 30, 2013. Investors should be aware that the classification of the warrants as a liability will revert back to the originally reported equity treatment during the quarter ending June 30, 2013.

As part of the restatement process, the Company recorded adjustments for items that were previously considered insignificant and were not recorded in the reporting period.

The following tables summarize the effects of the restatements on the specific items presented in the Company’s historical consolidated financial statements previously included in the Annual Report:

Consolidated Balance Sheets

	December 31, 2012
	As previously reported	As restated
Intangible assets, net of accumulated amortization of $118	$1,704	$1,795
Total assets	$7,560	$7,651

Accrued expenses	$196	$272
Derivative liability - warrants	–	7,166
Total liabilities	$505	$7,747

Preferred Stock, Series A Convertible Preferred, $0.001 par value; 1,394,766 shares authorized, issued and outstanding at December 31, 2012	$–	$47
Stockholders' equity/(deficit):
Preferred Stock, Convertible Preferred Series A , $0.001 par value; 1,394,766 shares authorized, issued and outstanding at December 31, 2012	1	–
Additional paid in capital	$295,050	$282,998
Accumulated deficit	(282,447)	(283,631)
Total stockholders' deficit	$6,326	$(911)
Non-controlling interests	$729	$768
Total equity	$7,055	$(143)
Total stockholders' equity, liabilities and non-controlling interest	$7,560	$7,651

Consolidated Statement of Operations

	Year ended December 31, 2012
	As previously reported	As restated
Selling, general and administrative	$4,251	$4,551
Operating loss	(4,190)	(4,490)
Fair value of warrant liability	–	557
Net loss	(4,982)	(4,725)
Net loss attributable to non-controlling interest	(1,117)	(1,121)
Net loss attributable to MGT Capital Investments, Inc.	(3,865)	(3,604)
Total Comprehensive loss	(4,933)	(4,676)
Comprehensive loss attributable to non-controlling interest	(1,091)	(1,095)
Comprehensive loss attributable to MGT Capital Investments, Inc.	(3,842)	(3,581)
Net loss applicable to Common shareholders	(8,420)	(5,882)
Basic and diluted loss per share	$(3.75)	$(2.62)

Consolidated Statement of Cash Flows

	Year ended December 31, 2012
	As previously reported	As restated
Net loss	$(4,982)	$(4,725)
Warrant expense	8	141
Fair value of warrant liability	–	(557)
Accrued expenses	(306)	(230)
Net cash used in operating activities	(3,379)	(3,467)
Proceeds from issuance of preferred stock, net	4,412	4,500
Net cash provided by financing activities	$3,351	$3,439

Note 2. Organization, basis of presentation and liquidity

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

The Company closed the following non-essential subsidiaries during the twelve months ended December 31, 2012, as part of its expense reduction plan: Medicsight Nominees Limited, Medicsight UK Limited, Medicsight FZE, Medicendo Limited, MedicCo 2 LON Limited, Medicsight KK, Medicsight PTY, Medicsight Ltd, MGT Investments (Gibraltar) Limited, MGT Capital Investments Limited and its wholly-owned subsidiary MGT Capital Investments (UK) Limited.

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

The Company has incurred significant operating losses since inception and continues to generate losses from operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $283,631 at December 31, 2012. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that the products or patent monetization strategy will be successful. Furthermore, it is contemplated that any acquisitions may require the Company to raise capital; such capital may not be available on terms acceptable to the Company, if at all.

At December 31, 2012, MGT’s cash, cash equivalents and restricted cash were $5,482, including $49 held in MGT Gaming (Note 5).

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

Medicsight, a medical technology company with patent ownership, as well as operations in imaging software and hardware devices, and consulting services. The company’s computer-aided detection software ColonCAD™ assists radiologists with detection of colorectal polyps, and has received regulatory approvals including CE Mark and U. S. Federal Drug Administration (“FDA”) clearance. The Company also has developed an automated CO 2 insufflation device called MedicCO 2 LON, which it commercializes through a global distributor. In addition, the company provides consulting and communication services.

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

Note 3. Summary of significant accounting policies

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

Cash, cash equivalents and restricted cash

The Company considers investments with original maturities of three months or less to be cash equivalents. Restricted cash primarily represents cash not available for immediate and general use by the Company (Note 5).

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

Deferred financing costs

In conjunction with the issuance of Senior Secured Convertible Notes on June 1, 2012 (Note 11), the Company incurred certain financing costs, including the issuance of Common stock. The Company accounts for deferred financing costs in accordance with Accounting Standards Codification (“ASC”) 470-10 “Debt”. Deferred financing costs are amortized through periodic charges to other non-operating expenses over the term of the related financial instrument using the effective interest method.

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

MedicCO 2 LON is sold exclusively through our distribution partner Ultrasound Technologies, Ltd. Revenue is recognized as orders are satisfied and goods are delivered to our distribution partner. The Company generally offers terms which require payments within 30 – 45 days from invoicing.

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

Our effective tax rate for fiscal year 2012, and 2011, was (0) % and (2)%, respectively.  The difference in the Company’s effective tax rate from the Federal statutory rate is primarily due to a 100% valuation allowance provided for all deferred tax assets.

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

Note 4. Divestment of investments

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

Note 5. Cash and cash equivalents and restricted cash

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

Restricted cash

Restricted cash of $2,000 represents amounts restricted under the Convertible Preferred Series A Stock Agreement (Note 12). Restricted cash amount of $39, represents a “money market account” which supports a “Letter of Credit” for our Harrison, NY office space.

Note 6. Inventory

At December 31, 2012 and December 31, 2011, the Company held finished goods inventory comprised of insufflation devices and administration kits totaling $nil and $89, respectively. The Company wrote-off obsolete inventory of $56 during the year ended December 31, 2012.

Note 7: Derivative liability – warrants (restated)

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

Fair value of financial assets and liabilities measured on a recurring basis

Level 3 Financial Liabilities – Derivative conversion features and warrant liabilities

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of December 31, 2012:

	Fair value measurement using
	Carrying value	Level I	Level II	Level III	Total
Derivative warrant - liability	$7,166	$–	$–	$7,166	$7,166

The warrants were re-measured at fair-value as of December 31, 2012 based upon the following BLPM to value its warrants containing anti-dilution provision: risk free rate 0.310%; expected term four (4) years; annual volatility 75.0%; exercise price $4.00, stock price $4.28.

	Fair value measurement using Level III inputs
	Derivatives	Total
Balance January 1, 2012	$–	$–
Issuance of warrants to purchase intangible assets	851	851
Revaluation of warrant liability	(557)	(557)
Issuance of warrants with the issuance of Preferred Series A Convertible stock	6,731	6,731
Issuance of additional warrants due to anti-dilution provision	141	141
Transfers in and/or out of Level III	–	–
Balance December 31, 2012	$7,166	$7,166

Note 8. Property and equipment

Property and equipment consist of the following as of December 31:

	December 31,
	2012	2011
Computer hardware and software	$101	$357
Furniture and fixtures	12	6
	113	363
Less: Accumulated depreciation	(88)	(335)
Total	$25	$28

Depreciation of $28 was charged in 2012, compared to $122 charged in 2011.

Note 9. Intangible asset - intellectual property (restated)

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

The warrants were recorded at their fair-valued as of the issuance date of June 1, 2012 at $851 based upon the following Binomial Lattice Pricing Model (“BLPM”) to value its warrants containing anti-dilution provision: risk free rate 0.340%; expected term four (4) years; annual volatility 75.0%; exercise price $4.00.

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

The following table summarizes the fair values determined at the date of acquisition:

Cash	$200
Fair value of warrants (Note 10)	851
Fair value of intangible asset contributed by non-controlling interest	862
Total	$1,913

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

The intellectual property is subject to amortization and will be expensed using the straight-line method, over nine years, the remaining life of the patent. Amortization expense on intangible assets for the years ending December 31, 2012, and December 31, 2011, was $118 and $nil, respectively. Amortization expense is expected to be approximately $204 for each of the next five fiscal years.

Note 10. Accrued expenses (restated)

	2012	2011
Professional fees	$200	$169
Vendors	–	152
Non-executive directors’ fees	54	110
Other	18	71
Total	$272	$502

As of December 31, 2012, the Company accrued $18 related to the acquisition of Medicsight Ltd ordinary shares (Note 11).

Note 11. Convertible note and warrant

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

Note 12. Series A Convertible Preferred Stock (restated)

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

Significant terms of the Preferred Stock, as specified in the Certificate of Designation are as follows:

Cash Maintenance: The Company shall maintain a cash balance of at least $2,000 as long as at least 345,092 shares of Preferred Stock remains outstanding. As of December 31, 2012, 1,380,362 shares of the Preferred Stock remains outstanding. In February and March 2013, 241,748 and 30,000 shares of the Company’s Series A Convertible Preferred Stock were converted into 241,748 and 30,000 shares, of the Company’s common stock, respectively. In April 2013, 1,123,809 shares of the Preferred Stock were converted into 1,125,763 shares of the Company’s Common stock, which included 1,954 shares of accrued interest on the Preferred Stock.

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

The Preferred Stock Certificate of Designation and Warrant agreement (“Warrants”) each contain a fundamental transactions clause that provides for the conditional redemption of these instruments under certain circumstances that are not within the Company’s sole control. Management has therefore concluded that the Preferred Stock requires temporary equity classification in accordance with ASC 480-10-S99 “Accounting for Redeemable Equity Instruments” at its allocated value and the warrants require classification at fair value. When the Preferred Stock and Warrants were issued, the fair value of the Warrants exceeded the proceeds received from the sale and issuance of the Preferred Stock and Warrants. The Warrants were recorded at their fair value and the excess over the proceeds received was recorded as a deemed dividend. Changes in the fair value of the Warrants at each reporting date are included in the statement of operations. The carrying amount of the Preferred Shares requires no further adjustment unless and until the conditional redemption events are probable. The Company does not consider the conditional redemption events to be probable, as these events refer to fundamental change of control situations that do not currently exist, in the opinion of management. Accordingly, management concluded that the conversion option embedded in the preferred shares does not require bifurcation from the host contract, as the Preferred Stocks have the characteristics of a residual interest and therefore are clearly and closely related to the Common stocks issuable upon the exercise of the conversion option. Further, since the issuance date fair value of the warrants exceeded the proceeds received from the sale and issuance of the Preferred Stock, accounting recognition of the beneficial conversion feature was not required.

The warrants were recorded at fair value as of October 29, 2012 of $6,731 based upon the following Black Scholes Model (“BSM”) to value warrants containing circumstances that are not within the Company’s sole control: risk free rate 0.760%; expected term five (5) years; annual volatility 75.0%; exercise price $3.85, adjusted market value of $3.98 per share. The adjusted market value was determined based on market conditions for our common shares, characterized by significant price volatility when compared to seasoned issuers. The Company expects that our share price will continue to be more volatile for the indefinite future. The volatility is attributable to a several factors, most notably the fact that our common shares are thinly traded. Share Price is one of the inputs needed to determine the fair value of derivative instruments, as used in the BSM. The Company feels that the share price volatility would distort a BSM calculation if based on a single day’s closing price, thereby dissuading us from utilizing the closing price on October 26, 2012. The Company has determined that a more representative measurement would be to utilize an average of the daily weighted average stock price of the Company’s Common stock for the 30 days prior to the deal close. This calculation minimizes the impact of specific daily news or market trading distortions caused by an imbalance of orders on a single day.

On December 31, 2012, the warrants were re-measured at fair value of $6,364, based upon the following BSM inputs: risk free rate 0.760%; expected term five (5) years; annual volatility 75.0%; exercise price $3.85, closing stock price of $3.86. The Company recorded a gain of $365, caused by the change in fair value of its derivative liability from inception through December 31, 2012.

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

Note 13. Common Stock

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

Note 14. Non-controlling interest (restated)

The Company has the following non-controlling interest:

	MGT Gaming (Restated)	Medicsight	Total (Restated)
Non-controlling interest at January 1, 2012	$–	$5,293	$5,293
Non-controlling share of losses	(94)	(1,027)	(1,121)
Non-controlling share of capital	862	–	862
Non-controlling share of stock-based expense	–	15	15
Non-controlling share of other comprehensive loss	–	26	26
Acquisition of Medicsight's Ltd. stock	–	(4,307)	(4,307)
Non-controlling interest at December 31, 2012	$768	$–	$768

MGT Gaming

On June 1, 2012, the Company purchased 550 shares in MGT Gaming (Note 9).

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

 The following schedule presents the effects of changes in MGT’s ownership interest in Medicsight Ltd on the equity attributable to MGT:

	Year ended December 31,
	2012	2011
Net loss attributable to MGT Capital Investments, Inc.	$(3,604)	$(4,549)
Transfers (to) from the non-controlling interest:
Increase in MGT's paid in capital from sale and assignment of Medicsight stock	–	21
Increase in MGT's paid-in capital from acquisition of Medicsight Ltd stock	8,018	–
Changes from the net loss attributable to MGT and transfers to the non-controlling interest	$4,414	$(4,528)

Note 15. Stock incentive plan and share-based compensation

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

Following Medicsight’s general meeting on March 26, 2012 (Note 14), a shareholder resolution approving the Reverse Split of 1-for-325,000 of the Company’s existing ordinary shares of £0.05 par value into one new ordinary share was duly passed. As a result of the reverse split, option holders under certain existing share option plans are no longer entitled to options under those plans as option holders’ share entitlement is now less than one as a result of the Reverse Split. Following the share reversal, the Company cancelled with immediate effect all redundant option plans with the exception of Plan J. All previously unrecognized stock based compensation expense of $32 was accelerated during the year ended December 31, 2012.

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

Note 16. 401(k) plan

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

Note 17. Interest and other income / (expense)

The Company’s interest and other (expense)/income were as follows:

	Year ended December 31,
	2012	2011
Interest (expense) / income	$(97)	$38
Other expense, net	(2)	(10)
Total	$(99)	$28

Of the 2012 interest expense, $93 is associated with the Convertible Note issued on June 1, 2012, and settled on October 9, 2012.

Note 18. Income taxes (restated)

Significant components of deferred tax assets were as follows as of December 31:

	Year ended December 31,
	2012	2011
U.S. federal tax loss carry-forward	$6,400	$5,858
U.S. State tax loss carry-forward	224	74
Foreign tax loss carry-forward	15,552	15,968
U.S. federal capital loss carry-forward	706	671
Equity-based compensation, fixed assets and other	255	104
Total deferred tax assets	23,137	22,675
Less: valuation allowance	(22,917)	(22,675)
Subtotal	220	–
Deferred Tax Liability
Warrants	(220)
Net deferred tax asset	$–	$–

As of December 31, 2012, the Company had the following tax attributes:

	Amount	Begins to expire
U.S. federal net operating loss carry-forwards	$19,049	Fiscal 2023
U.S. State net operating loss carry-forwards	2,694	Fiscal 2031
U.K. net operating loss carry-forwards	67,617	Indefinite
U.S. federal capital loss carry-forwards	2,076	Fiscal 2015

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

Note 19. Operating leases, commitments and security deposit

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

Note 20. Related party transactions

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

Laddcap Value Partners III LLC (“Laddcap”)

On April 12, 2011, the Company entered into a Revolving Line of Credit and Security Agreement with Laddcap, a related party, for up to $500 for a fifteen-month term. The Agreement expired in July 2012, and was not renewed by management (Note 19).

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

Note 21. Line of credit facility

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

Note 22. Segment reporting (restated)

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 3). We evaluate performance of our operating segments based on revenue and operating (loss). Segment information as of December 31, 2012, and December 31, 2011, are as follows:

	Medicsight
	Software/ Devices	Services	MGT Gaming	Unallocated corporate/other	Total
Year ended December 31, 2012
Revenue from external customers	$222	$187	$–	$–	$409
Cost of revenue	92	173	–	–	265
Gross margin	130	14	–	–	144
Operating loss	(1,755)	(11)	(208)	(2,516)	(4,490)

Year ended December 31, 2011
Revenue from external customers	$536	$–	$–	$–	$536
Cost of revenue	104	–	–	–	104
Gross margin	432	–	–	–	432
Operating loss	(6,682)	–	–	(1,180)	(7,862)

December 31, 2012
Cash and cash equivalents	$330	$–	$49	$3,064	$3,443
Intangible assets	–	–	1,795	–	1,795

December 31, 2011
Cash and cash equivalents	$3,123	$–	$–	$581	$3,704
Intangible assets	–	–	–	–	–

Note 23. Subsequent events

In February and March 2013, 241,748 and 30,000 shares of the Company’s Preferred Convertible Series A Stock were converted into 241,748 and 30,000 shares, of the Company’s common stock, respectively. No cash was received by the Company.

Schedule II

MGT Capital Investments, Inc.

Valuation and Qualifying Accounts

	Balance at
	Beginning			Balance at
Deferred Tax Valuation Allowance	of year	Additions	Write-offs	end of year

2011	23,588	—	(913)	22,675
2012	22,675	242	—	22,917

The deferred tax valuation allowance applies to both operating loss carry-forwards and capital losses incurred by the Company and other temporary timing differences.