Form 10-Q/A
period 2013-03-31
MGT CAPITAL INVESTMENTS INC
filed 2013-05-31
CIK 1001601

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to MGT Capital Investment, Inc.’s quarterly report on Form 10-Q for the period ended March 31, 2013, filed with the Securities and Exchange Commission on May 20, 2013, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 consists of the following materials from MGT Capital Investment, Inc.’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

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

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit No.		Description

31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	**	Interactive Data File.

*	Incorporated by reference to our Form 10-Q filed with the SEC on May 20, 2013.
**	Furnished with this Form 10Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGT CAPITAL INVESTMENT, INC.

Dated: May 31, 2013	By:	/s/ ROBERT B. LADD
Robert B. Ladd
President and Chief Executive Officer (principal executive officer)

Dated: May 31, 2013	By:	/s/ ROBERT P. TRAVERSA
Robert P. Traversa
Treasurer and Chief Financial Officer (principal financial officer)