Form 10-Q
period 2013-06-30
MGT CAPITAL INVESTMENTS INC
filed 2013-08-14
CIK 1001601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 13, 2013, the registrant had outstanding 6,353,846 shares of common stock, $0.001 par value.

All financial amounts are in thousands except share and per share data.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2013 (unaudited)	2012
Assets
Current assets:
Cash and cash equivalents	$6,348	$3,443
Accounts receivable	17	9
Prepaid expenses and other current assets	248	340
Total current assets	6,613	3,792

Non-current assets:
Restricted cash	789	2,039
Property and equipment, at cost, net	53	25
Intangible assets, net	2,303	1,795
Goodwill	4,972	-
Other non-current assets	2	-
Total assets	$14,732	$7,651

Liabilities
Current liabilities:
Accounts payable	$347	$242
Accrued expenses	99	272
Other payables	400	67
Loan payable – related party	100	-
Total current liabilities	946	581

Non-current liabilities:
Derivative liability - warrants	-	7,166
Total liabilities	946	7,747

Commitments and contingencies
Redeemable convertible preferred stock - temporary equity
Preferred stock, Series A Convertible Preferred, $0.001 par value; 1,415,699 and 1,394,766 shares authorized at June 30, 2013 and December 31, 2012, respectively; 15,512 and 1,394,766 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	115	47
Stockholders' equity/(deficit)
Undesignated Preferred stock, $0.001 par value; 8,584,301 and 8,605,234 shares authorized at June 30, 2013 and December 21, 2012, respectively. No shares authorized, issued and outstanding at June 30, 2013 and December 31, 2012	-	-
Common stock, $0.001 par value; 75,000,000 shares authorized; 6,303,846 and 3,251,187 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	6	3
Additional paid in capital	300,592	282,998
Accumulated other comprehensive loss	(281)	(281)
Accumulated deficit	(289,149)	(283,631)
Total stockholders' equity	11,168	(911)
Non-controlling interests	2,503	768
Total equity	13,671	(143)

Total stockholders' equity/(deficit), liabilities and non-controlling interest	$14,732	$7,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,
	2013	2012
Revenues:
Software and devices	$27	$13
Services - consulting	22	43
Gaming	18	-
	67	56
Cost of revenues:
Software and devices	-	-
Services - consulting	-	63
Gaming	20	-
	20	63

Gross profit /(loss)	47	(7)

Operating expenses:
Selling, general and administrative	3,144	1,091
Research and development	-	32
	3,144	1,123

Operating loss	(3,097)	(1,130)

Other non-operating (expense) / income:
Interest and other (expense) / income	3	(23)
Gain on sale of medical imaging patents, net	750	-
Accretion of debt discount and amortization deferred financing costs	-	(76)
Change in fair value of common stock warrants	(4,326)	(610)
	(3,573)	(709)

Net loss before income taxes and non-controlling interest	(6,670)	(1,839)

Income tax (expense) / benefit	-	-

Net loss before non-controlling interest	(6,670)	(1,839)

Net loss attributable to non-controlling interest	91	203

Net loss attributable to MGT	$(6,579)	$(1,636)

Less:
Quarterly dividend on Series A Preferred Stock	(7)	-
Net loss applicable to Common shareholders	$(6,586)	$(1,636)

Per-share data:
Basic and diluted loss per share	$(1.38)	$(0.78)

Weighted average number of common shares outstanding	4,766,904	2,105,187

Net loss as reported	$(6,670)	$(1,839)
Other comprehensive loss:
Unrealized foreign exchange gains	-	(4)
Comprehensive loss	(6,670)	(1,843)
Comprehensive loss attributable to non-controlling interest	-	204
Comprehensive loss attributable to MGT	$(6,670)	$(1,639)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Six months ended June 30,
	2013	2012
Revenues:
Software and devices	$38	$206
Services - consulting	97	63
Gaming	18	-
	153	269
Cost of revenues:
Software and devices	-	36
Services - consulting	63	63
Gaming	20	-
	83	99

Gross profit	70	170

Operating expenses:
Selling, general and administrative	4,305	1,904
Research and development	-	73
	4,305	1,977

Operating loss	(4,235)	(1,807)

Other non-operating (expense) / income:
Interest and other (expense) / income	27	(25)
Gain on sale of medical imaging patents, net	750	-
Accretion of debt discount and amortization deferred financing costs	-	(76)
Change in fair value of warrants	(2,204)	(610)
	(1,427)	(711)

Net loss before income taxes and non-controlling interest	(5,662)	(2,518)

Income tax expense	(3)	-

Net loss before non-controlling interest	(5,665)	(2,518)

Net loss attributable to non-controlling interest	147	412

Net loss attributable to MGT	$(5,518)	$(2,106)

Less:
Quarterly dividend on Series A Preferred Stock	(68)	-
Net loss applicable to Common shareholders	$(5,586)	$(2,106)

Per-share data:
Basic and diluted loss per share	$(1.02)	$(1.00)

Weighted average number of common shares outstanding	5,472,423	2,106,763

Net loss as reported	$(5,665)	$(2,518)
Other comprehensive loss:
Unrealized foreign exchange gains	-	68
Comprehensive loss	(5,665)	(2,450)
Comprehensive loss attributable to non-controlling interest	-	380
Comprehensive loss attributable to MGT	$(5,665)	$(2,070)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF
REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT)/EQUITY

(In thousands)
(Unaudited)

	Redeemable Convertible Preferred stock		Common stock		Additional paid-in	Accumulated comprehensive income /	Accumulated	Total shareholders'	Non- controlling	Total
	Shares	Amounts	Shares	Amounts	capital	(loss)	deficit	equity	interests	equity
At December 31, 2012	1,395	$47	3,251	$3	$282,998	$(281)	$(283,631)	$(911)	$768	$(143)
Reclassification of derivative liability- Preferred Series A warrants into equity					8,206			8,206		8,206
Reclassification of derivative liability- J&S warrants into equity					1,164			1,164		1,164
Quarterly dividends on Preferred Stock	20	68			(68)			(68)		(68)
Conversion of Series A Preferred Stock to Common Stock	(1,400)		1,400	3				3		3
Exercise of Warrants - Hudson Bay - to Common Stock			187		290			290		290
Exercise of Series A Preferred Stock Warrants to Common Stock			716		2,757			2,757		2,757
Stock issued for asset purchase - Digital Angel			50		202			202		202
Stock issued for acquisition - FanTD LLC			600		3,018			3,018	1,882	4,900
Stock issued for financial services			100		503			503		503
Stock-based compensation-modification of Preferred Series A Warrants					817			817		817
Stock-based compensation					705			705		705
Net loss for the period							(5,518)	(5,518)	(147)	(5,665)
At June 30, 2013	15	$115	6,304	$6	$300,592	$(281)	$(289,149)	$11,168	$2,503	$13,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(5,665)	$(2,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11	15
Stock-based compensation expense	1,208	229
Stock-based compensation - modification of Preferred Series A Warrants	817	-
Amortization of intangible assets	130	17
Change in fair value of warrants	2,204	610
Amortization of deferred financing costs	-	33
Amortization of convertible note discount	-	43
Loss on disposal of property and equipment	-	2
Gain on sale of patent	(750)	-
Change in operating assets and liabilities:
Accounts receivable	(8)	72
Prepaid expenses and other current assets	119	241
Inventory	-	36
Security deposits	-	140
Accounts payable	105	71
Accrued expenses	(172)	(5)
Other payables	188	(23)
Net cash used in operating activities	(1,813)	(1,037)

Cash flows from investing activities:
Release of restricted cash	2,000	-
Purchase of property and equipment	(7)	(12)
Purchase of intangible assets - J&S	-	(200)
Cash paid for purchase of FanTD, LLC, net	(124)
Purchase of intangible assets	(32)	-
Purchase of intangible assets - Fantasy Sports Live	(30)	-
Purchase of intangible assets - Digital Angel	(136)	-
Net cash (used in) / provided by investing activities	1,671	(212)

Cash flows from financing activities:
Cash paid in lieu of fractional shares in reverse/forward split	-	(5)
Proceeds from issuance of convertible note	-	3,500
Payments for convertible note issuance costs	-	(372)
Proceeds from exercise of warrants	3,047	-
Net cash provided by financing activities	3,047	3,123

Effects of exchange rates on cash and cash equivalents	-	68
Net change in cash and cash equivalents	2,905	1,942
Cash and cash equivalents, beginning of period	3,443	3,704
Cash and cash equivalents, end of period	$6,348	$5,646
Supplemental disclosures of non-cash investing and financing activities:
Series A Convertible Preferred Stock, dividends paid in kind	$68	$-
Reclassification of derivative liability- Preferred Series A warrants into equity	8,206	-
Reclassification of derivative liability- J&S warrants into equity	1,164	-
Assets acquired and liabilities assumed through purchase of assets:
Prepaid expenses and other current assets	27	-
Security deposit	2	-
Property and equipment	32	-
Intangible assets	440	-
Goodwill	4,972	-
Other payables	(145)	-
Long-term debt	(100)	-
Stock issued for acquisition - Digital Angel	202	-
Stock issued for acquisition - FanTD, LLC	3,018	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 1: Organization

MGT Capital Investments, Inc. (“MGT”, “the Company”, “we”, “us”) is a Delaware corporation, incorporated in 2000. The Company was originally incorporated in Utah in 1977. As of June 30, 2013, MGT is comprised of the parent company, majority-owned subsidiary MGT Gaming, Inc. (“MGT Gaming”) and wholly-owned subsidiaries Medicsight, Inc. (“Medicsight”), MGT Capital Solutions, Inc. (d/b/a “Hammercat Studios”), and MGT Sports, Inc. (“MGT Sports”) including its majority owned subsidiary FanTD LLC (“FanTD”). Our Corporate office is located in Harrison, New York.

MGT and its subsidiaries are primarily engaged in the business of acquiring, developing and monetizing assets in the online and mobile gaming space.

On April 16, 2013, the Company entered into a Asset Purchase Agreement to acquire certain assets and liabilities of Digital Angel Corporation, a developer and publisher of mobile games designed for tablets and smartphones.

On May 20, 2013, MGT Sports completed the acquisition of 63.12% of the outstanding membership interests of FanTD LLC. FanTD operates a daily fantasy sports website at www.fanthrowdown.com. Launched in 2012, FanThrowdown.com offers players the opportunity to participate in real money daily fantasy gameplay for the NFL, MLB, NCAA (basketball & football), NHL, NBA and professional golf. Players select a roster of athletes across most of the popular sports, and winnings are determined by the same-day performance of these rosters. Daily fantasy sports compress the timeframe of traditional fantasy sports from multi-month seasons into 24-hour periods.

MGT Gaming owns U. S. Patent No. 7,892,088 entitled "Gaming Device Having a Second Separate Bonusing Event" (“the ‘088 Patent”) relating to casino gaming systems and is seeking to enforce its proprietary rights against possible infringers. The ‘088 Patent relates to a gaming system in which a second game played on an interactive sign is triggered once specific events occur in a first game. On November 2, 2012, MGT Gaming filed a lawsuit in the United States District Court for the Southern District of Mississippi (Jackson Division) alleging patent infringement against multiple companies believed to be violating the ‘088 Patent. The lawsuit alleges the defendants Caesars Entertainment (NASDAQ GS: CZR), MGM Resorts International, Inc. (NYSE: MGM), WMS Gaming, Inc. - a subsidiary of WMS Industries, Inc. (NYSE: WMS), Penn National Gaming, Inc. (NASDAQ GS: PENN), and Aruze Gaming America, Inc. either manufacture, sell or lease gaming systems in violation of MGT Gaming's patent rights, or operate casinos that offer gaming systems in violation of MGT Gaming's patent rights. An amended version of the complaint was later filed on December 17, 2012.

The allegedly infringing products manufactured, distributed, used, sold and/or offered for sale by defendants include at least those identified under the trade names: "Pirate Battle," "Battleship," "Clue," "Monopoly," "Rich Life," "Amazon Fishing Competition," "Massive Fishing Competition," "Big Game Competition," "Jackpot Battle Royal," "Wizard of Oz Journey to Oz," "The Great and Powerful Oz," and "Paradise Fishing." On January 3, 2013, WMS (joined by Caesars and MGM) moved to sever the litigation against each defendant into separate actions and to transfer the action against WMS to the Northern District of Illinois and to dismiss the case. Later that same month defendants Aruze Gaming America, Inc. and Penn National Gaming, Inc. filed motions to dismiss and motions to transfer venue to Nevada and Pennsylvania, respectively. Responsive and reply briefs have been filed and these motions are now fully briefed. As of August 6, 2013, the court has not made any decisions on these motions. In addition, on March 21, 2013, Aruze filed a separate action in Nevada seeking a declaratory judgment that Aruze does not infringe the '088 Patent and/or that the '088 Patent is invalid or unenforceable. On June 25, 2013, the U.S. District Court for the Southern District of Mississippi issued a Notice of Hearing setting a Markman Hearing (also known as a Claims Construction Hearing) for June 5, 2014 at 9:00 AM local time in Jackson, MS before the Honorable District Judge Carlton W. Reeves.

Medicsight owns a medical imaging software product and a medical hardware device. The computer-aided detection software ColonCAD™ assists radiologists with detection of colorectal polyps, and has received regulatory approvals including CE Mark and U.S. Food and Drug Administration (“FDA”) clearance. The Company also has developed an automated carbon dioxide insufflation device and receives royalties on a per unit basis from an international manufacturer. On June 30, 2013, the Company completed the sale of its global patent portfolio of Medicsight to Samsung Electronics Co., Ltd. for gross proceeds of $1,500.

MGT Capital Solutions is anticipated to be a publisher and developer of videogames for digital distribution in the mobile app space.

Note 2: Liquidity and financial condition

The Company has incurred significant operating losses since inception and continues to generate losses from operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $289,149 at June 30, 2013. The Company is operating in a competitive industry based on changing technology and its primary source of funds to date has been through the issuance of securities. Moreover, going forward, there can be no assurance that the Company’s products or patent monetization strategy will be successful in generating earnings for the Company.

At June 30, 2013, MGT’s cash, cash equivalents and restricted cash totaled $7,137, which includes $50 held in MGT Gaming and $143 in FanTD. Management believes that the current level of working capital is sufficient to maintain operations into September 2014. It is possible that some acquisitions may require the Company to raise capital; such capital may not be available on terms acceptable to the Company, if at all. To date, the purchase price of acquisitions has been funded primarily through the issuance of the Company’s equity securities to the sellers.

Note 3: Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been included.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K /A for the fiscal year ended December 31, 2012, as filed with the SEC on March 29, 2013 and amended as of May 31, 2013. Operating results for the six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2013.

Principles of consolidation

The condensed consolidated financial statements include the accounts of our Company plus our majority-owned subsidiary, MGT Gaming and wholly-owned subsidiaries, Medicsight, MGT Capital Solutions and MGT Sports. MGT Sports owns a majority interest in FanTD LLC. All intercompany transactions and balances have been eliminated. Non-controlling interest represents the minority equity investment in MGT subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non-controlling interest.

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

Software developed for internal use

The Company follows Accounting Standards Codification (“ASC”) 350-40 “Intangibles-Internal Use Software” on accounting for the costs of computer software developed or obtained for internal use. Costs incurred during the preliminary stage are expensed as incurred by the Company. Certain qualifying costs incurred during the application development stage are capitalized as property, equipment and software by the Company. The Company begins capitalization when the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. The Company is required to perform impairment reviews at each of its reporting units annually and more frequently in certain circumstances.

In accordance with ASC 350-20 “Goodwill”, the Company is able to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If the Company concludes that it is more likely than not that the fair value of a reporting unit is not less than its carrying amount it is not required to perform the two-step impairment test for that reporting unit.

Revenue recognition

The Company recognizes revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement and that the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is probable. Our material revenue streams are related to the delivery of software license fees, maintenance services, hardware, consulting services and gaming fees. We enter into revenue arrangements that may consist of multiple deliverables of software and services due to the needs of its customers. In addition to these general revenue recognition criteria, the following specific revenue recognition policies are followed:

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

The Company generally offers terms that require payment 30 – 45 days from invoicing. Provided that the Reseller: (i) assumes all risk of the purchase, (ii) has the ability and obligation to pay regardless of receiving payment from the end user, and (iii) all other revenue recognition criteria are met, license revenue from Resellers is recognized upon shipment of its product to vendors (“sell-in basis”).

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

•	Hardware — Revenue is derived from sales of our automated carbon dioxide insufflation device. The device is sold and warrantied exclusively through our distribution partner Ultrasound Technologies, Ltd. with the Company receiving a royalty on each unit sold. Revenue is recognized as orders are satisfied and delivered by our supplier.

•	Services-consulting — Consulting revenue is earned over the period in which the Company provides the related services. The Company recognizes consulting revenue as it meets the terms of the underlying contract on the terms of the agreement.

•	Gaming fees - Revenue represents income earned as entry fees for a daily fantasy sports contest. Once a contest concludes, the Company recognizes the income earned as revenue.

Related Parties

The Company follows ASC 850-10 “Related Party Disclosures-Overall” for the identification of related parties and disclosure of related party transactions.

Pursuant to ASC 850-10 the related parties include (a.) affiliates of the Company; (b.) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c.) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d.) principal owners of the Company; (e.) management of the Company; (f.) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g.) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a.) the nature of the relationship(s) involved; (b.) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c.) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d.) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Income taxes

The Company applies the elements of ASC 740-10 “Income Taxes — Overall” regarding accounting for uncertainty in income taxes.  This clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  As of June 31, 2013, and December 31, 2012, the Company did not have any unrecognized tax benefits.  The Company does not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Consolidated Statements of Operations.  There was no interest and penalties for the six months ended June 31, 2013, and 2012.  Tax years beginning in 2009 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

The computation of diluted loss per share for the three and six months ended June 30, 2013, excludes 15,512 Common Shares issuable upon conversion of the Series A Convertible Preferred Stock, 3,015,807 warrants, 177,336 unvested restricted shares, and 300,000 restricted shares issued to FanTD subject to escrow, as they are anti-dilutive due to the Company’s net loss. For the three and six months ended June 30, 2012, six (6) stock options are excluded because they are anti-dilutive due to the Company’s net loss.

Note 4: Asset Purchase and Acquisition of a Business

Asset Purchase – Mobile Gaming

On May 2, 2013, the Company purchased certain mobile game application assets from Digital Angel Corporation. The purchase price consisted of a cash payment in the amount of $136 and 50,000 restricted shares of the Company’s common stock with an aggregate fair value of $203 as of the date this transaction was completed. The Company determined the acquisition constitutes a purchase of assets in accordance with guidance of ASC 805 Business combinations.

The following table summarizes the Company’s allocation of the purchase price to the separable components of the mobile applications based on their relative fair values at the date the purchase was completed.

Purchase price allocation
Computer and Software	$28
Trademark	6
Intangible assets – Mobile Gaming application	305
Net assets acquired	$339

Acquisition of FanTD LLC

On May 20, 2013, the Company completed the acquisition (the “Acquisition”) of 63.12% of the outstanding membership interests of FanTD in exchange for an aggregate purchase of $3,220 consisting of 600,000 shares of MGT common stock at a fair value of $5.03 per share for a total of $3,018 and a cash payment of $202. The fair value of the 36.88% non-controlling interest retained by the sellers in this transaction amounted to $1,882. The Company acquired FanTD, marking the Company’s initial venture in the online and mobile gaming and wagering space.

The Company recorded the purchase of FanTD using the acquisition method of accounting as specified in ASC 805 “Business Combinations.” This method of accounting requires the acquirer to (i) record purchase consideration issued to sellers in a business combination at fair value on the date control is obtained, (ii) determine the fair value of any non-controlling, and (iii) allocate the purchase consideration to all tangible and intangible assets acquired and liabilities assumed based on their acquisition date fair values. Further, the Company commenced reporting the results of FanTD on a consolidated basis with those of the Company effective upon the date of the acquisition.

The following tables summarizes the preliminary estimated fair values of the net liabilities assumed and the allocation of the aggregate fair value of the purchase consideration, non-controlling interest and net liabilities assumed identifiable and unidentifiable intangible assets:

Purchase Consideration
Common stock (600,000 shares at the transaction date fair value of $5.03 per share)	$3,018
Cash	202
Aggregate purchase consideration	3,220
Fair value of non-controlling interest	1,882
Aggregate fair value of enterprise	5,102

Purchase Price Allocation
Net current liabilities assumed	(93)
Property and equipment	4
Net liabilities assumed assets	(89)
Aggregate fair value of purchase consideration, non- controlling interest and net liabilities assumed allocated to intangible assets as follows:
Developed software	186
Customer list	33
Goodwill	4,972
Total Purchase Price Allocation	$5,102

The following table summarizes, on an unaudited pro forma basis, the results of operations of the Company as though the acquisition had occurred as of January 1, 2012. The pro forma amounts give effect to appropriate adjustments of amortization of intangible assets and interest expense associated with the financing of the purchase. The pro forma amounts presented are not necessarily indicative of either the actual operation results had the acquisition transaction occurred as of January 1, 2012.

	For the Six Months Ended
	June 30, 2013	June 30, 2012
Revenues	$215	$269
Net loss	(5,871)	(2,106)
Loss per share of common stock	(1.04)	(1.00)
Basic and diluted	5,772,423	2,106,763

Fantasy Sports Live

On June 25, 2013, MGT Sports acquired Fantasy Sports Live, which is effectively a customer list associated with a specific gaming application for $30 in cash and the assumption of a $46 customer deposit liability.

Note 5: Sale of patents

On June 30, 2013, MGT Capital Investments Inc. (the “Company”) closed the sale of its portfolio of medical imaging patents to Samsung Electronics Co, Ltd. (“Samsung”). The Company had no prior relationship with Samsung. Gross proceeds of $1,500 was reduced by a broker commission of $501 paid to Munich Innovation Group GmbH, foreign withholding tax of $248 and an escrow agent fee of $1. The seller deposited $750 of proceeds into a restricted cash account upon the completion of the sale of which $651 was released to the Company on July 3, 2013. The remaining $99 was retained in escrow pending reclaim of the foreign withholding tax.

Note 6: Cash, cash equivalents and restricted cash

MGT invests substantially all its cash in demand deposits and money market accounts with major U. S. banks. As of June 30, 2013, we held $7,137 of cash and cash equivalents, including restricted cash.

Concentrations

As of June 30, 2013, our cash balance was $6,348. Of the total cash balance, $700 is deposited in accounts protected by the U.S. Federal Deposit Insurance Corporation.

Restricted cash

Restricted cash includes $750 held in escrow relating to the sale of the Company’s portfolio of medical imaging patents. Proceeds from the patent sale were placed into escrow prior to receipt by the Company pursuant to an escrow agreement between the Company and Munich Innovations GmbH (Note 5). The escrow agent distributed the escrow deposit accordingly and subject to any deduction per the provisions within the sale of the patent agreement. $39 of restricted cash supports a letter of credit, in lieu of a rental deposit, for our Harrison, NY office lease.

With fewer than 345,012 shares of Preferred Stock outstanding, $2,000 was released out of restricted cash as the Company is no longer subject to the Cash Maintenance provision of the Purchase Agreement under which the Preferred Stock was originally sold in October 2012 (Note 9).

Note 7: Goodwill and Intangible asset

Goodwill represents the difference between purchase cost and the fair value of net assets acquired in business acquisitions. Indefinite lived intangible assets, representing trademarks and trade names, are not amortized unless their useful life is determined to be finite. Long-lived intangible assets are subject to amortization using the straight-line method. Goodwill and indefinite lived intangible assets are tested for impairment annually as of June 30, 2013 and more often if a triggering event occurs, by comparing the fair value of each reporting unit to its carrying value. The Company qualitatively assessed whether it was more likely than not that goodwill and indefinite lived intangibles assets impairment existed and concluded that impairment did not exist as of June 30, 2013.

Goodwill
Balance, December 31, 2012	$-
Acquisition (Note 4)	4,972
Balance, June 30, 2013	$4,972

Intangible assets	Estimated Useful Life	As of June 30, 2013	As of December 31, 2012
Intellectual Property	9 years	$1,913	$1,913
Software and website development	3 Years	524	-
Customer list	5 Years	109	-
Trademark	1 1/2 Years	6
Less: Accumulated amortization		(249)	(118)
Intangible assets, net		2,303	1,795

Estimated future annual amortization expense as of:

Year	Intellectual Property	Software and website development	Customer list	Trademark
2013	102	91	11	1
2014	204	183	22	2
2015	204	179	22	2
2016	204	44	22	-
2017	204	-	22	-
Thereafter	776	-	8	-

On May 11, 2012, the Company entered into a Contribution and Sale Agreement (the “Sale Agreement”) with J&S Gaming, Inc. (“J&S”), and MGT Gaming, Inc. (“MGT Gaming”) for the acquisition of U.S. Patent #7,892,088, entitled “Gaming Device Having a Second Separate Bonusing Event” (“The Patent”). The Patent acquired was recorded at its estimated fair value of $1,913 at the date of closing in exchange for $200 cash and a four (4) year warrant to purchase 350,000 shares of the Company’s Common stock at an exercise price of $4.00 per share, subject to certain anti-dilution provisions (the “Warrants”). Due to certain anti-dilution provisions, the Warrants are recorded as a liability, and consequently “marked-to-market” to the fair value at the end of each reporting period. On May 20, 2013, the Company modified the Warrant granted to J&S Gaming to eliminate the anti-dilution provision in the Warrant. The Company paid the holder $25 in cash consideration for the modification. On May 20, 2013, the Company had 403,029 warrants outstanding with a fair value of $1,164 carried as a derivative liability. The signed modification agreement allowed the Company to reclassify the $1,164 from derivative liability into shareholders’ equity. During the three and six months ended June 30, 2013, the Company recognized a $605 mark-to-market loss and a $363 mark-to-market loss associated to this agreement.

Note 8: Non-Controlling Interest

The Company has the following non-controlling interests:

	MGT Gaming	FanTD LLC	Total
Non-controlling interest at January 1, 2013	$768	$-	$768
Acquisition of 63.12% of membership interest in FanTD	-	1,882	1,882
Non-controlling share of losses	(95)	(52)	(147)
Non-controlling interest at June 30, 2013	$673	$1,830	$2,503

Note 9: Series A Convertible Preferred Stock

 On April 26, 2013, the Company made an offer to the holders of the Company’s $3.85 Common Stock Purchase Warrants (the “Warrants”), which are held by a limited number of accredited investors providing if such investors exercised one Warrant, they would have the right to exchange up to two additional Warrants (for each Warrant exercised) for 5/8ths per share of Common Stock per Warrant exchanged. The results of the offer were that holders of 715,742 Warrants elected to exercise their Warrants. The Warrants had a fair value of $1,680 carried as a derivative liability on the exercise date. The Warrants were fair valued based upon the following Black Scholes Model (“BSM”): risk free rate 0.68%-0.85%; expected term five (4.44) years; annual volatility 75%; exercise price $3.85, market value of $3.90-$4.27 per share. The exercise of the Warrants allowed the Company to reclassify $1,680 from derivative liability into shareholders’ equity. During the three and six months ended June 30, 2013, the Company recognized a $517 mark-to-market loss and $30 mark-to-market loss associated to this agreement.

On May 20, 2013, the Company entered into Warrant Waiver Agreements with four holders of Warrants who collectively held more than 60% of the Warrants issued on October 29, 2012. Per the original Warrants, approval of the holders of 60% of the Warrants triggers the modification in all Warrants in the series. The change addresses the ability of warrant holders to redeem the Warrants for cash in a “Fundamental Transaction” as defined in the warrant to provide that the Warrant holders shall not have the right to redeem the Warrants for cash in any Fundamental Transaction that is not approved by the Company’s Board of Directors or that occurs in a transaction or as a result of an event that was not in the Company’s sole control. The modification changes the accounting treatment of the Warrants. The Company committed to issue an aggregate of 162,460 shares of its common stock in consideration for the modification. Issuance of Preferred Stock and warrants to service providers as compensation for services are subject to shareholder approval. No shares were approved or issued as of June 30, 2013. The Company believes it is more likely than not that the shareholders will approve the issuance of the shares and for the three months ended June 30, 2013, recorded $817 of stock issuance expense. The Company will mark to market the fair value of the stock when issued. On May 20, 2013, the Company had 2,044,982 warrants outstanding with a fair value of $6,525 carried as a derivative liability. The warrants were fair valued based upon the following Black Scholes Model (“BSM”): risk free rate 0.850%; expected term five (4.44) years; annual volatility 75%; exercise price $3.85, market value of $5.03 per share. The signed modification agreement allowed the Company to reclassify the $6,525 from derivative liability into shareholders’ equity. During the three and six months ended June 30, 2013, the Company recognized a $3,204 mark-to-market loss and $1,811 mark-to-market loss, respectively, associated to this agreement.

During the three months ended June 30, 2013, 1,126,485 shares of Preferred Stock were converted into 1,128,439 shares of MGT Common Stock which included accrued interest on the Preferred Stock. For the six months ended June 30, 2013, 1,400,487 shares of Preferred were converted into 1,400,487 shares of MGT Common Stock. As of June 30, 2013, 15,512 shares of the Preferred Stock remains outstanding, which includes 231 Dividend Shares of Preferred Stock issued on June 30, 2013. With fewer than 345,012 shares of Preferred Stock outstanding, the Company is no longer subject to the Cash Maintenance provision of the Purchase Agreement under which the Preferred Stock was originally sold in October 2012.

In November 2012, in connection with the sale of the Preferred Stock, the Company entered into three separate investor/public relations service agreements, with terms of seven, ten and twelve months. Compensation under the original terms of these agreements included cash consideration of $444, the issuance of 100,000 shares of Preferred Stock and 400,000 warrants to purchase MGT Common Stock. The issuances of Preferred Stock and warrants to service these providers as compensation for their services are subject to shareholder approval. No shares were approved or issued as of June 30, 2013. Under the terms of the agreements, there are no penalties or liabilities to the Company if approval is not received. For the three and six months ended June 30, 2013, the Company expensed $76 and $176, respectively, relating to the cash consideration under the agreements. One agreement was mutually terminated in January 2013, reducing the remaining cash consideration due by $108. On May 3, 2013, the agreement was further adjusted to replace and reduce the remaining cash consideration due by an additional $6 and replacing the issuance of 100,000 shares of Preferred Stock and 200,000 warrants to purchase MGT Common Stock with the issuance of 50,000 shares of Restricted Common Stock, subject to shareholder approval.  On May 3, 2013, one agreement was mutually terminated, reducing the future cash consideration due by $20 in consideration of having a month to month service agreement for $15/month.

Note 10: Fair value of financial instruments

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, accrued dividends and unearned convention revenue approximate their fair value because of the short maturity of those instruments.  The Company’s convertible preferred stock and warrants approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2013 and December 31, 2012.

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

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative conversion features and warrant liabilities

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of June 30, 2013:

Fair value measurement using
	Carrying value	Level 1	Level 2	Level 3	Total
Derivative warrant - liability	$-	$-	$-	$-	$-

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of December 31, 2012:

	Fair value measurement using
	Carrying value	Level 1	Level 2	Level 3	Total
Derivative warrant - liability	$7,166	$-	$-	$7,166	$7,166

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2013:

	Fair Value Measurement Using Level 3 Inputs
	Derivatives	Total
Balance, December 31, 2012	$7,166	$7,166
Total (gains) or losses (realized/unrealized) included in consolidated statements of operations	2,204	2,204
Purchases, issuances and settlements	-	-
Reclassification of derivative liabilities to equity upon modification of terms (Refer to Note 7 and Note 9)	(9,370)	(9,370)
Balance, June 30, 2013	$-	$-

Note 11: Share-based compensation

Recent Employment Agreement

On June 6, 2013, the Company entered into an agreement (the “Agreement”) with Michael Haller to serve as the Company’s Executive Vice President. The Agreement is for a one year term with a renewal option for additional one year terms. He is also entitled to certain shares of common stock and a cash bonus upon the achievement of certain milestones and vesting schedule as set forth in his Agreement. The Company will record stock compensation expense when it is probable that the milestones and vesting are to be achieved.

Issuance of restricted shares

The Company in periods preceding January 1, 2013 made grants of restricted shares vest one-third each six months from date of issue, except for a specific grant made on December 26, 2012, which vests three and eight months from the date of grant subject to the attainment of certain performance conditions which were achieved in March 2013. The restricted shares are valued using the closing market price on date of grant, of which the share-based compensation expense is recognized over their vesting period. For the three and six months ended June 30, 2013, and 2012, stock based compensation to employees and directors was $346 and $197, respectively and $705 and $229, respectively.

A summary of the Company’s restricted stock as of June 30, 2013 is presented below:

	Number of shares	Weighted average grant date fair value
Non-vested at December 31, 2012	314,667	$5.20
Granted	-	-
Vested	(137,331)	5.35
Forfeited	–	–
Non-vested at June 30, 2013	177,336	$5.08

Unrecognized compensation cost

As of June 30, 2013 and 2012, unrecognized compensation costs related to non-vested share-based compensation arrangements was $831 and $1,281, respectively. That cost is expected to be recognized over a weighted average period of 0.70 years.

The Company has recorded the following amounts related to its share-based compensation expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Selling, general and administrative	$346	$197	$705	$222
Research and development	-	–	-	7
	$346	$197	$705	$229

Of the stock-based expense for the three and six months ended June 30, 2013, and 2012, $nil and $15, respectively, was allocated to non-controlling interest.

Warrants

The following table summarizes information about warrants outstanding at June 30, 2013:

	Number of shares	Weighted average exercise price
Warrants outstanding at December 31, 2012	4,038,753	$3.68
Issued	–	–
Exercised	(1,022,946)	3.59
Expired	–	–
Warrants outstanding at June 30, 2013	3,015,807	$3.71

For the six months ended June 30, 2013, all issued warrants are exercisable and expire through 2017. There were no warrants issued for the six months ended June 30, 2012. On April 26, 2013, the Company made an offer to the holders of the Company’s $3.85 Common Stock Purchase Warrants (the “Warrants”), which are held by a limited number of accredited investors providing if such investors exercised one Warrant, they would have the right to exchange up to two additional Warrants (for each Warrant exercised) for 5/8ths per share of Common Stock per Warrant exchanged. The results of the offer were that holders of 715,742 Warrants elected to exercise their Warrants.

In addition, the allowed maximum of 1,431,486 Warrants was exchanged for 894,683 shares of the Company’s Common Stock, issuable upon NYSE MKT approval by no later than June 30, 2013. No shares were approved or issued as of June 30, 2013. Accordingly, the warrant holders are entitled to exercise their warrants pursuant to their original terms with no further effect. Total proceeds received from the exercise of 715,742 Warrants were $2,756.

During the three and six months ending June 30, 2013, 307,204 of the Company’s $3.00 Common Stock Purchase Warrants were exercised. Of the warrant conversions, 210,529 were cashless and 96,675 were exercised for total proceeds of $290.

Note 13: Operating leases, commitments and security deposit

Operating leases

In September 2011, the Company entered into a 39-month lease agreement for office space located in Harrison, New York, terminating on November 30, 2014. Under the agreement our total rental payments over the lease period are $240, inclusive of six months of free rent and exclusive of a refundable rental deposit of $39, held in a restricted cash account.

In November 2012, the Company entered into a 24-month lease agreement for office space located in Saratoga Springs, New York, terminating on October 31, 2014. Under the agreement our total rental payments over the lease period are $2, and a security deposit of $2.

The following is a schedule of the future minimum payments required under operating leases and commitments that have initial or remaining non-cancellable terms in excess of one year:

Year ending
2013	$40
2014	76
Total	$116

The total lease rental expense for the three months ended June 30, 2013, and 2012, was $27 and $36, respectively, and for the six months ended June 30, 2013, and 2012, was $44 and $72, respectively.

Commitments

On October 26, 2012, the Company entered into a one-year financial advisory and consulting agreement with an investment-banking firm. Compensation under the agreement includes cash consideration of $250 and 120,000 shares of restricted Common stock. Issuances of restricted Common stock to service providers as compensation for services are subject to shareholder approval. No shares were approved or issued as of June 30, 2013. Under the terms of the agreement, there are no penalties or liabilities to the Company if approval is not received. For the three and six months ended June 30, 2013 the Company expensed $62 and $124, respectively.

In November 2012, in connection with the sale of the Preferred Stock, the Company was required to enter into investor/public relations service agreements. Refer to Note 9 for terms of the service agreements. For the three and six months ended June 30, 2013, the Company expensed $76 and $176, respectively.

Note 14: Related party transactions

FanTD - Loan payable to members

The Company has a loan payable to certain founding members of FanTD. The loan served to temporarily assist with FanTD’s operating expenditures. The outstanding balance as of June 30, 2013 was $100. The loan bears no interest and is payable on demand and no later than December 31, 2013.

Note 15: Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is composed of our chief executive officer and chief financial officer. We operate in three operational segments, Medicsight Software/Devices, Medicsight Services, Intellectual Property and Gaming. MGT Gaming is now referred to as Intellectual Property. Gaming is a new segment for the current quarter. Certain corporate expenses are not allocated to segments.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 3). We evaluate performance of our operating segments based on revenue and operating (loss). Segment information as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and June 30, 2012 are as follows:

	Medicsight				Unallocated
	Software/ Devices	Services	Intellectual property	Gaming	corporate /other	Total
Three months ended June 30, 2013
Revenue from external customers	$27	$22	$-	$18	$-	$67
Cost of revenue	-	-	-	(20)	-	(20)
Gross margin	27	22	-	(2)	-	47
Operating profit/(loss )	27	22	(205)	(141)	(2,800)	(3,097)

Three months ended June 30, 2012
Revenue from external customers	$13	$43	$-	$-	$-	$56
Cost of revenue	-	(63)	-	-	-	(63)
Gross margin	13	(20)	-	-	-	(7)
Operating profit/(loss)	(409)	(90)	(69)	-	(562)	(1,130)

Six Months Ended June 30 2013
Revenue from external customers	$38	$97	$-	$18	$-	$153
Cost of revenue	-	(63)	-	(20)	-	(83)
Gross margin	38	34	-	(2)	-	70
Operating profit/(loss )	23	27	(326)	(141)	(3,818)	(4,235)

Six Months Ended June 30 2012
Revenue from external customers	$206	$63	$-	$-	$-	$269
Cost of revenue	(36)	(63)	-	-	-	(99)
Gross margin	170	-	-	-	-	170
Operating profit/(loss )	(893)	(77)	(69)	-	(768)	(1,807)

June 30, 2013
Cash and cash equivalents (excludes $789 of restricted cash)	$272	$-	$50	$143	$5,883	$6,348
Intangible assets	-	-	1,692	317	294	2,303

December 31, 2012
Cash and cash equivalents (excludes $2,039 of restricted cash)	$330	$-	$49	$-	$3,064	$3,443
Intangible assets	-	-	1,795	-	-	1,795

Note 16: Subsequent events

 In July 2013, 50,000 of the Company’s $3.00 Common Stock Purchase Warrants were exercised into 50,000 shares of common stock with total proceeds of $150 received by the Company.

In a Current Report on Form 8-K filed on July 23, 2013, the Company announced the purchase of certain assets from Daily Joust, Inc., which operates another destination for daily fantasy sports players. The purchase price consisted of a cash payment in the amount of $50. The Company is currently evaluating the accounting treatment of the Asset Purchase Agreement. The Company does not believe the acquisition constitutes a “Significant Acquisition” for accounting purposes.

On August 6, 2013, the Company was issued United States Patent number 8,500,554 entitled, "Gaming device having a second bonusing event" (the "554 Patent").  The '554 Patent is a continuation of the key patent already owned by the Company.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Risk Factors" included in our Annual Report on Form 10-K-A filed with the SEC on March 29, 2013 and amended as of May 31, 2013, in addition to other public reports we filed with the Securities and Exchange Commissions (“SEC”). The forward-looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Executive summary

MGT Capital Investments, Inc. (“MGT,” “the Company,” “we,” “us”) is a Delaware corporation, incorporated in 2000. The Company was originally incorporated in Utah in 1977. As of June 30, 2013, MGT is comprised of the parent company, majority-owned subsidiary MGT Gaming, Inc. (“MGT Gaming”) and wholly-owned subsidiaries Medicsight, Inc. (“Medicsight”), MGT Capital Solutions, Inc. (d/b/a “Hammercat Studios”), and MGT Sports, Inc.(“MGT Sports”) including its majority owned subsidiary FanTD LLC, (“FanTD”). Our Corporate office is located in Harrison, New York.

MGT and its subsidiaries are primarily engaged in the business of acquiring, developing and monetizing assets in the online and mobile gaming space.

On April 16, 2013, the Company entered into a Asset Purchase Agreement to acquire certain assets and liabilities of Digital Angel Corporation, a developer and publisher of mobile games designed for tablets and smartphones.

On May 20, 2013, MGT Sports completed the acquisition of 63.12% of the outstanding membership interests of FanTD LLC. FanTD operates a daily fantasy sports website at www.fanthrowdown.com. Launched in 2012, FanThrowdown.com offers players the opportunity to participate in real money daily fantasy gameplay for the NFL, MLB, NCAA (basketball & football), NHL, NBA and professional golf. Players select a roster of athletes across most popular sports, and winnings are determined by the same-day performance of these rosters. Daily fantasy sports compress the timeframe of traditional fantasy sports from multi-month seasons into 24-hour periods.

On September 30, 2006, the United States Congress passed the Unlawful Internet Gambling Enforcement Act of 2006 (“UIGEA”). The criminal provisions of UIGEA provide that no person engaged in the business of betting or wagering may knowingly accept directly or indirectly virtually any type of payment from a player in unlawful internet gambling (i.e. bets that are unlawful under other state or Federal laws). Fantasy sports are exempt from the definition of unlawful internet gambling provided that:

•	They are not based on the current membership of an actual sports team or on the score, point spread or performance of teams;
•	All prizes and awards are established and made known before the start of the contest;
•	Winning outcomes are based on the skill of the participants and predominately by accumulated statistics of individual performances of athletes, but not solely on a single performance of an athlete.

MGT Gaming owns U. S. Patent No. 7,892,088 entitled "Gaming Device Having a Second Separate Bonusing Event" (“the ‘088 Patent”) relating to casino gaming systems and is seeking to enforce its proprietary rights against possible infringers. The ‘088 Patent relates to a gaming system in which a second game played on an interactive sign is triggered once specific events occur in a first game. On November 2, 2012, MGT Gaming filed a lawsuit in the United States District Court for the Southern District of Mississippi (Jackson Division) alleging patent infringement against multiple companies believed to be violating the ‘088 Patent. The lawsuit alleges the defendants Caesars Entertainment (NASDAQ GS: CZR), MGM Resorts International, Inc. (NYSE: MGM), WMS Gaming, Inc. - a subsidiary of WMS Industries, Inc. (NYSE: WMS), Penn National Gaming, Inc. (NASDAQ GS: PENN), and Aruze Gaming America, Inc. either manufacture, sell or lease gaming systems in violation of MGT Gaming's patent rights, or operate casinos that offer gaming systems in violation of MGT Gaming's patent rights. An amended version of the complaint was later filed on December 17, 2012.

The allegedly infringing products manufactured, distributed, used, sold and/or offered for sale by defendants include at least those identified under the trade names: "Pirate Battle," "Battleship," "Clue," "Monopoly," "Rich Life," "Amazon Fishing Competition," "Massive Fishing Competition," "Big Game Competition," "Jackpot Battle Royal," "Wizard of Oz Journey to Oz," "The Great and Powerful Oz," and "Paradise Fishing." On January 3, 2013, WMS (joined by Caesars and MGM) moved to sever the litigation against each defendant into separate actions and to transfer the action against WMS to the Northern District of Illinois and to dismiss the case. Later that same month defendants Aruze Gaming America, Inc. and Penn National Gaming, Inc. filed motions to dismiss and motions to transfer venue to Nevada and Pennsylvania, respectively. Responsive and reply briefs have been filed and these motions are now fully briefed. As of August 6, 2013, the court has not made any decisions on these motions. In addition, on March 21, 2013, Aruze filed a separate action in Nevada seeking a declaratory judgment that Aruze does not infringe the '088 Patent and/or that the '088 Patent is invalid or unenforceable. On June 25, 2013 the U.S. District Court for the Southern District of Mississippi issued a Notice of Hearing setting a Markman Hearing (also known as a Claims Construction Hearing) for June 5, 2014 at 9:00 AM local time in Jackson, MS before the Honorable District Judge Carlton W. Reeves.

Medicsight owns a medical imaging software product and a medical hardware device. The computer-aided detection software ColonCAD™ assists radiologists with detection of colorectal polyps, and has received regulatory approvals including CE Mark and U.S. Food and Drug Administration (“FDA”) clearance. The Company also has developed an automated carbon dioxide insufflation device and receives royalties on a per unit basis from an international manufacturer. On June 30, 2013, the Company completed the sale of its global patent portfolio of Medicsight to Samsung Electronics Co., Ltd. for gross proceeds of $1.5 million.

MGT Capital Solutions is anticipated to be a publisher and developer of videogames for digital distribution in the mobile app space.

Critical accounting policies and estimates

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 2 to the Company’s financial statements contained in the 2012, Annual Report on Form 10-K/A and Part I (Note 3) contained in the 2013, Quarterly Reports on Form 10-Q.

Results of operations

The Company achieved the following results in the three and six months ended June 30, 2013:

•	Revenue from software licenses/devices, services and gaming totaled $67 (2012: $56), $153 (2012: $269)

•	Operating expenses were $3,144 (2012: $1,123) and $4,305 (2012: $1,977)

•	Net loss attributable to Common shareholders were $6,586 (2012: $1,636) and $5,586 (2012: $2,106) and resulted in basic and dilutive net loss per share of $1.38 and $1.02 (2012: basic and dilutive loss per share of $0.78 and $1.00)

Year to date, revenue declined due to slow market adoption of ColonCAD software. Operating expenses increased due to increases in consulting, stock-based compensation expense, legal and audit fees associated with recent acquisitions, and investor relations expenses.

Three months ended June 30, 2013 and June 30, 2012

Medicsight software/devices

In the three months ended June 30, 2013, ColonCAD sales increased to $27 from $13 for the same period last year. There were recurring sales of ColonCAD; revenue is attributed to recurring license maintenance fees. Our insufflator product had no revenue.

Cost of revenue was $nil (2012: $nil) attributable to insufflator devices.

Selling, general and administrative expenses were $nil in three months ended June 30, 2013, compared to $390 for the same period last year. Management substantially reduced headcount and streamlined operations in the first half of 2012. Several satellite offices and subsidiaries were closed and our London office had relocated to a significantly smaller space and subsequently was closed. The majority of the impact of these decisions was reflected in the statement of operations during 2012.

Research and development expenses were $nil in three months ended June 30, 2013, compared to $32 for the same period last year, primarily due to the reduction of headcount and associated overhead reorganization in the first half of 2012.

Medicsight services

In the three months ended June 30, 2013, revenue decreased to $22 from $43 for the same period last year. Cost of revenue for the three months ended June 30, 2013, were $nil (2012: $63).

Selling, general and administrative expenses were $nil (2012: $70).

Intellectual property (f/k/a MGT Gaming)

No revenue was generated in the three months ended June 30, 2013, as the Company continues to pursue its patent enforcement strategy. MGT Gaming was a new segment beginning June 1, 2012.

Selling, general and administrative expenses were $205 (2012: $69), attributable to retainer fees for legal counsel and consulting fees.

Unallocated corporate/other

For the three months ended June 30, 2013, general and administrative expense increased to $2,800 from $562 for the three months ended June 30, 2012.  A substantial portion of this increase related to recent acquisition costs associated with executing our business strategy.  MGT continues to execute its strategy and expects SG&A costs may increase modestly for the remainder of 2013.

In the three months ended June 30, 2013, the Company has expense a total of $346 (2012: $229) relating to stock-based compensation.

Audit fees for the three months ended June 30, 2013 were $120 (2012: $70).  The increase is in line with management’s expectations as we execute our strategy to grow our business.

The Company incurred $120 (2012: $nil) related to its investor relations program.  This program was implemented in the quarter-ending December 31, 2012.

As a result of MGT’s acquisition of 63.12% of the outstanding membership interest of FanTD LLC on May 20, 2013, the Company incurred $50 relating to a finder’s fee and $503 associated to the issuance of 100,000 share of the Company’s common stock for a consulting and marketing agreement.  These shares were subsequently issued on June 29, 2013.  The stock was valued using the closing market price on the closing date of the acquisition.

In the three months ended June 30, 2013, the Company recorded a total of $817 (2012: $nil) relating to stock issuance expense associated to the Warrant Waiver Agreements entered into on May 20, 2013.  In consideration for the modification of certain provisions contained in an aggregate of 2,044,982 warrants, the Company committed to issue an aggregate of 162,460 shares of its common stock (“Modification Shares”) which modification allowed the Company to treat such warrants as equity rather than as a derivative liability.  The issuance of these shares is subject to shareholder approval at the Company’s Annual Meeting scheduled to be held September 27, 2013.  No shares were approved or issued as of June 30, 2013. The Company believes it is more likely than not that shareholders will approve the issuance of the shares.  The stock was valued using the closing market price on the dated the waiver was signed.

In addition, during the three months ended June 30, 2013, the Company did not allocate executive compensation to Medicsight from MGT, an increase of $254 compared to same period last year.

 Gaming

In the three months ended June 30, 2013, additional revenue of $18 was recognized through our Gaming segment.  Cost of revenue was $20. There is no comparable revenue or cost of revenue for the same period last year as this is a new segment for the three months ending June 30, 2013.

Selling, general and administrative expenses were $139 (2012: $nil)

Six months ended June 30, 2013 and June 30, 2012

 Medicsight software/devices

 In the six months ended June 30, 2013, Medicsight sold fewer ColonCAD maintenance agreements to existing licensees.  Sales of our CAD products decreased to $38 compared to $136 for the same period last year. Revenue from MedciCO2LON  were $nil for the six months ended June 30, 2013 (2012: $70).

Cost of revenue was $nil (2012: $36) attributable to the cost of sales associated with MediCO2LON devices.

Our selling, general and administrative expenses were reduced to $15 in 2013, compared to $990 for the six months ending June 30, 2012.  Management substantially reduced headcount and streamlined operations in the first half of 2012. Several satellite offices and subsidiaries were closed and our London office had relocated to a significantly smaller space. The majority of the impact of these decisions were reflected in the statement of operations during 2012. In addition, during the six months ended June 30, 2013, the Company did not allocate executive compensation to Medicsight from MGT Corporate, a decrease of $365 compared to same period last year.

Research and development expenses decreased to $nil compared to $73 for the same period last year, primarily due to the reduction of headcount and associated overhead reorganization in Medicsight during the first half of 2012.

Medicsight services

In the six months ended June 30, 2013, revenue increased to $97 from $63 for the same period last year. Cost of revenue for the six months ended June 30, 2013, was $63 (2012: $63).

Selling, general and administrative expenses were $7 (2012: $77).  The reduction is due to an employee departure during the quarter ended June 30, 2013.

Intellectual Property (f/k/a MGT Gaming)

No revenue was generated in the six months ended June 30, 2013, as the Company continues to pursue its patent enforcement strategy. Intellectual Property was a new segment during the quarter ended June 30, 2012.

Selling, general and administrative expenses were $326 (2012: $69), consisting of legal and consulting fees related to pursuing its patent litigations strategy.

Unallocated corporate/other

For the six months ended June 30, 2013, general and administrative expense increased to $3,818 from $768 for the six months ended June 30, 2012.  A substantial portion of this increase related to its recent acquisitions and the associated costs of executing on the strategy.  MGT continues to execute its strategy and expects SG&A costs may increase modestly for the remainder of 2013.

In the six months ended June 30, 2013, the Company expensed $705 (2012: $229) relating to stock-based compensation.

Audit fees for the three months ended June 30, 2013 were $218 (2012: $158).  The increase is in line with management’s expectations as we execute our strategy to grow our business.

The Company’s incurred $120 (2012: $38) related to its investor relations program.  This program was implemented in the quarter-ending December 31, 2012.

In addition, during the six months ended June 30, 2013, the Company did not allocate executive compensation to Medicsight from MGT, an increase of $365 compared to same period last year.

As a result of MGT’s acquisition of 63.12% of the outstanding membership interest of FanTD LLC on May 20, 2013, the Company incurred $50 relating to a finder’s fee and $503 associated to the issuance of 100,000 share of the Company’s common stock for a consulting and marketing agreement.  These shares were subsequently issued on June 29, 2013.  The stock was valued using the closing market price on the closing date of the acquisition.

In the six months ended June 30, 2013, the Company recorded a total of $817 (2012: $nil) relating to stock issuance expense associated to the Warrant Waiver Agreements entered into on May 20, 2013.  In consideration for the modification of certain provisions contained in an aggregate of 2,044,982 warrants, the Company committed to issue an aggregate of 162,460 shares of its common stock (“Modification Shares”) which modification allowed the Company to treat such warrants as equity rather than as a derivative liability.  The issuance of these shares is subject to shareholder approval at the Company’s Annual Meeting scheduled to be held September 27, 2013.  No shares were approved or issued as of June 30, 2013. The Company believes it is more likely than not that shareholders will approve the issuance of the shares.  The stock was valued using the closing market price on the dated the waiver was signed.

Gaming

In the six months ended June 30, 2013, additional revenue of $18 was recognized through our Gaming segment.  Cost of revenue was $20. There is no comparable revenue or cost of revenue for the same period last year as this is a new segment for the three months ending June 30, 2013.

Our selling, general and administrative expenses were $139 (2012: $nil).

Liquidity and capital resources

Working capital information

	June 30, 2013	December 31, 2012
Working capital summary:
Cash and cash equivalents (excluding $789 and $2,039 restricted cash in June 30,2013, and December 31, 2012, respectively)	$6,348	$3,443
Other current assets	265	349
Current liabilities	(946)	(581)
Working capital surplus	$5,667	$3,211

	Six months ended June 30,
	2013	2012
Cash flow summary:
Cash (used in) provided by:
Operating activities	$(1,813)	$(1,037)
Investing activities	1,671	(212)
Financing activities	3,047	3,123
Effects of exchange rates on cash and cash equivalents	-	68
Net increase / (decrease) in cash and cash equivalents	$2,905	$1,942

Operating activities

Our net cash used in operating activities differs from net loss predominantly because of various non-cash adjustments such as depreciation, stock-based compensation and movements in working capital.

Investing activities

Digital Angel Corporation

On May 2, 2013, the Company purchased certain mobile game application assets from Digital Angel Corporation. The purchase price consisted of a cash payment in the amount of $136 and 50,000 restricted shares of the Company’s common stock with an aggregate fair value of $203 as of the date this transaction was completed. The Company determined the acquisition constitutes a purchase of assets in accordance with guidance of ASC 805 Business combinations.

FanTD

On May 20, 2013, the Company completed the acquisition (the “Acquisition”) of 63.12% of the outstanding membership interests of FanTD in exchange for an aggregate purchase of $3,220 consisting of 600,000 shares of MGT common stock at a fair value of $5.03 per share for a total of $3,018 and a cash payment of $202. The fair value of the 36.88% non-controlling interest retained by the sellers in this transaction amounted to $1,882. The Company acquired FanTD, marking the Company’s initial venture in the online and mobile gaming and wagering space.

Sale of medical imaging patents

On June 30, 2013, MGT Capital Investments Inc. (the “Company”) closed the sale of its portfolio of medical imaging patents to Samsung Electronics Co, Ltd. (“Samsung”). The Company had no prior relationship with Samsung. Gross proceeds of $1,500 was reduced by a broker commission of $501 paid to Munich Innovation Group GmbH, foreign withholding tax of $248 and an escrow agent fee of $1. The seller deposited $750 of proceeds into a restricted cash account upon the completion of the sale of which $651 was released to the Company on July 3, 2013. The remaining $99 was retained in escrow pending reclaim of the foreign withholding tax.

Financing activities

On April 26, 2013, the Company made an offer to the holders of the Company’s $3.85 Common Stock Purchase Warrants (the “Warrants”), which are held by a limited number of accredited investors providing if such investors exercised one Warrant, they would have the right to exchange up to two additional Warrants (for each Warrant exercised) for 5/8ths per share of Common Stock per Warrant exchanged. The results of the offer were that holders of 715,742 Warrants elected to exercise their Warrants. In addition, the allowed maximum of 1,431,486 Warrants was exchanged for 894,683 shares of the Company’s Common Stock, issuable upon NYSE MKT approval. No shares were approved or issued as of June 30, 2013. Total proceeds received from the exercise of 715,742 Warrants were $2,756.

During the three and six months ending June 30, 2013, 307,204 of the Company’s $3.00 Common Stock Purchase Warrants were exercised. Of the warrant conversions, 210,529 were cashless and 96,675 were exercised for total proceeds of $290.

Our future capital requirements

To date, we have primarily financed our operations through private placements of equity and debt securities. To the extent that additional capital is raised through the sale of equity or equity-related securities of the Company or its subsidiaries, the issuance of such securities could result in dilution to our stockholders.

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

Currently, the Company anticipates it has sufficient cash on hand to continue operations at least through the next twelve months.

Commitments

On October 26, 2012, the Company entered into a one-year financial advisory and consulting agreement with a national investment-banking firm. Compensation under the agreement includes cash consideration of $250 and 120,000 shares of restricted Common stock. Issuances of restricted Common stock to service providers as compensation for services are subject to shareholder approval. No shares were approved or issued as of June 30, 2013. Under the terms of the agreement, there are no penalties or liabilities to the Company if approval is not received. For the three and six months ended June 30, 2013 the Company expensed $62 and $124, respectively.

In November 2012, in connection with the sale of the Preferred Stock, the Company entered into three separate investor/public relations service agreements, with terms of seven, ten and twelve months. Compensation under the original terms of these agreements included cash consideration of $444, the issuance of 100,000 shares of Preferred Stock and 400,000 warrants to purchase MGT Common Stock. The issuances of Preferred Stock and warrants to service these providers as compensation for their services are subject to shareholder approval. No shares were approved or issued as of June 30, 2013. Under the terms of the agreements, there are no penalties or liabilities to the Company if approval is not received. For the three and six months ended June 30, 2013, the Company expensed $76 and $176, respectively, relating to the cash consideration under the agreements. One agreement was mutually terminated in January 2013, reducing the remaining cash consideration due by $108. On May 3, 2013, the agreement was further adjusted to replace and reduce the remaining cash consideration due by an additional $6 and replacing the issuance of 100,000 shares of Preferred Stock and 200,000 warrants to purchase MGT Common Stock with the issuance of 50,000 shares of Restricted Common Stock, subject to shareholder approval.  On May 3, 2013, one agreement was mutually terminated, reducing the future cash consideration due by $20 in consideration of having a month to month service agreement for $15/month.

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

(b) Changes in internal control over financial reporting.  There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We have acquired, and may continue to acquire, companies, products and technologies that complement our strategic direction. Acquisitions involve significant risks and uncertainties, including:

•	diversion of management time and a shift of focus from operating the businesses to issues related to integration and administration;

•	inability to successfully integrate the acquired technology and operations into our business and maintain uniform standards, controls, policies and procedures;

•	challenges retaining the key employees, customers and other business partners of the acquired business; inability to realize synergies expected to result from an acquisition;

•	an impairment of acquired goodwill and other intangible assets in future periods would result in a charge to earnings in the period in which the write-down occurs; the internal control environment of an acquired entity may not be consistent with our standards and may require significant time and resources to improve;

•	in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries; and

•	liability for activities of the acquired companies before the acquisition, including violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

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

Some of our competitors and our potential competitors have one or more advantages over us, either globally or in particular geographic markets, which include:

•	significantly greater financial resources;

•	greater experience with the mobile games business model and more effective game monetization;

•	stronger brand and consumer recognition regionally or worldwide;

•	greater experience integrating community features into their games and increasing the revenues derived from their users;

•	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;

•	larger installed customer bases from related platforms, such as console gaming or social networking websites, to which they can market and sell mobile games;

•	more substantial intellectual property of their own from which they can develop games without having to pay royalties;

•	lower labor and development costs and better overall economies of scale;

•	greater platform-specific focus, experience and expertise; and

•	broader global distribution and presence.

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

We will need additional capital to continue our operation.

We may need to obtain additional financing for advertising, promotion and acquisition of additional products.  The Company is constantly looking for new sources of revenue that will help fund our business.  There can be no assurances that this will be achieved.

If we successfully raise additional funds through the issuance of debt, we will be required to service that debt and are likely to become subject to restrictive covenants and other restrictions contained in the instruments governing that debt, which may limit our operational flexibility.  If we raise additional funds through the issuance of equity securities, then those securities may have rights, preferences or privileges senior to the rights of holders of our common stock, and holders of our common stock will experience dilution.

We cannot be certain that such additional debt or equity financing will be available to us on favorable terms when required, or at all.  If we cannot raise funds in a timely manner, or on acceptable terms, we may not be able to promote our brand, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unexpected requirements, and we may be required to reduce or limit operations.

The effect of the proposed "Unlawful Internet Gambling Funding Prohibition Act."

During the 2003 fiscal year, the House Judiciary Committee of the US Government approved HR21 "Unlawful Internet Gambling Funding Prohibition Act".  This bill creates a new crime of accepting financial instruments, such as credit cards or electronic fund transfers, for debts incurred in illegal internet gambling.  The bill enables state and federal Attorneys General to request that injunctions be issued to any party, such as financial institutions and internet service providers, to assist in the prevention or restraint of illegal internet gambling.  This bill still needs to be ratified by the Senate before it becomes passed as law.  We may be affected by this bill and therefore the Company's revenue stream may be affected.

Compliance with state rules and regulations.

Various states have laws restricting gambling. The Company believes that we are in compliance with the rules and regulations in the states we operate. However, there can be no assurance that the state officials will have the same view. In the event that we are accused of violating such gambling laws and restrictions, our gaming business may be disallowed or prohibited in these states. Furthermore, there can be no assurance that no new rules and regulations restricting our business will be adopted in the states we operate. If such restrictive rules and regulations are adopted, we may incur additional costs in complying with the rules and regulations or we may have to cease operation in these state(s).

We have capacity constraints and system development risks that could damage our customer relations or inhibit our possible growth, and we may need to expand our management systems and controls quickly, which may increase our cost of operations.

Our success and our ability to provide high quality customer service largely depends on the efficient and uninterrupted operation of our computer and communications systems and the computers and communication systems of our third party vendors in order to accommodate any significant numbers or increases in the numbers of consumers using our service.  Our success also depends upon our and our vendors' abilities to rapidly expand transaction-processing systems and network infrastructure without any systems interruptions in order to accommodate any significant increases in use of our service.

We and our service providers may experience periodic systems interruptions and infrastructure failures, which we believe will cause customer dissatisfaction and may adversely affect our results of operations.  Limitations of technology infrastructure may prevent us from maximizing our business opportunities.

We cannot assure you that our and our vendors' data repositories, financial systems and other technology resources will be secure from security breaches or sabotage, especially as technology changes and becomes more sophisticated.  In addition, many of our and our vendors' software systems are custom-developed and we and our vendors rely on employees and certain third-party contractors to develop and maintain these systems. If certain of these employees or contractors become unavailable, we and our vendors may experience difficulty in improving and maintaining these systems.  Furthermore, we expect that we and our vendors may continue to be required to manage multiple relationships with various software and equipment vendors whose technologies may not be compatible, as well as relationships with other third parties to maintain and enhance their technology infrastructures.  Failure to achieve or maintain high capacity data transmission and security without system downtime and to achieve improvements in their transaction processing systems and network infrastructure could have a materially adverse effect on our business and results of operations.

Increased security risks of online commerce may deter future use of our website, which may adversely affect our ability to generate revenue.

Concerns over the security of transactions conducted on the internet and the privacy of consumers may also inhibit the growth of the internet and other online services generally, and online commerce in particular.  Failure to prevent security breaches could significantly harm our business and results of operations.  We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not result in a compromise or breach of the algorithms used to protect our transaction data.  Anyone who is able to circumvent our or our vendors' security measures could misappropriate proprietary information, cause interruptions in our operations or damage our brand and reputation.  We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches.  Any well-publicized compromise of security could deter people from using the internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials, which would have a material adverse effect on our business.

We face the risk of system failures, which would disrupt our operations.

A disaster could severely damage our business and results of operations because our services could be interrupted for an indeterminate length of time.  Our operations depend upon our ability to maintain and protect our computer systems.

Our systems and operations are vulnerable to damage or interruption from fire, floods, earthquakes, hurricanes, power loss, telecommunications failures, break-ins, sabotage and similar events.  The occurrence of a natural disaster or unanticipated problems at our principal business headquarters or at a third-party facility could cause interruptions or delays in our business, loss of data or render us unable to provide our services.  In addition, failure of a third-party facility to provide the data communications capacity required by us, as a result of human error, natural disaster or other operational disruptions, could cause interruptions in our service.  The occurrence of any or all of these events could adversely affect our reputation, brand and business.

We face risks of claims from third parties for intellectual property infringement that could adversely affect our business.

Our services operate in part by making internet services and content available to our users.  This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with third parties.  These claims might, for example, be made for defamation, negligence, copyright, trademark or patent infringement, personal injury, invasion of privacy or other legal theories.  Any claims could result in costly litigation and be time consuming to defend, divert management's attention and resources, cause delays in releasing new or upgrading existing services or require us to enter into royalty or licensing agreements.

Litigation regarding intellectual property rights is common in the internet and software industries.  We expect that internet technologies and software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps.  There can be no assurance that our services do not or will not in the future infringe the intellectual property rights of third parties.  Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all.  A successful claim of infringement against us and our failure or inability to license the infringed or similar technology could adversely affect our business.

Our success and ability to compete are substantially dependent upon our technology and data resources, which we intend to protect through a combination of patent, copyright, trade secret and/or trademark law.  We currently have no patents or trademarks issued to date on our technology and there can be no assurances that we will be successful in securing them when necessary.

We may not be able to protect our internet domain name, which is important to our branding strategy.

Our internet domain name, www.fanthrowdown.com, is an extremely important part of our business. Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names.  The regulation of domain names in the United States and in foreign countries may be subject to change.  Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names.  As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business.  Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear.  Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

If we are unable to maintain our popularity with third party search engines then our customer base, and therefore, our revenue will not continue to grow.

Due to our limited capital we do not run large advertising campaigns.  We are, therefore, reliant on third party search engines such as Google and Yahoo! to provide prospective customers with links to facilitate traffic to our internet domain. We believe that these search engines are important in order to facilitate broad market acceptance of our service and thus enhance our sales.  We continue to look for new methods to optimize our ranking position with various internet search engines, including the maintenance of reciprocal links with complementary third party sites.

Our financial position and results of operations will vary depending on a number of factors, most of which are out of our control.

We anticipate that our operating results will vary widely depending on a number of factors, some of which are beyond our control.  These factors are likely to include:

-	demand for our online services by consumers;
-	costs of attracting consumers to our website, including costs of receiving exposure on third-party websites;
-	costs related to forming strategic relationships;
-	loss of strategic relationships;
-	our ability to significantly increase our distribution channels;
-	competition from companies offering same or similar products and services and from companies with much deeper financial, technical, marketing and human resources;
-	the amount and timing of operating costs and capital expenditures relating to expansion of our operations;
-	costs and delays in introducing new services and improvements to existing services;
-	changes in the growth rate of internet usage and acceptance by consumers of electronic commerce; and
-	changes and introduction of new software e.g. pop up blockers.

Because we have a limited operating history, it is difficult to accurately forecast the revenues that will be generated from our current and proposed future product offerings.

If we are unable to meet the changing needs of our industry, our ability to compete will be adversely affected.

We operate in an intensely competitive industry.  To remain competitive, we must be capable of enhancing and improving the functionality and features of our online services.  The internet gaming industry are rapidly changing.  If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing services, technology and systems may become obsolete.  There can be no assurances that we will be successful in responding quickly, cost effectively and adequately to new developments or that funds will be available to respond at all.  Any failure by us to respond effectively would significantly harm our business, operating results and financial condition.

Our future success will depend on our ability to accomplish the following:

-	license and develop leading technologies useful in our business;
-	develop and enhance our existing products and services;
-	develop new services and technologies that address the increasingly sophisticated and varied needs of prospective consumers; and
-	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

Developing internet services and other proprietary technology entails significant technical and business risks, as well as substantial costs.  We may use new technologies ineffectively, or we may fail to adapt our services, transaction processing systems and network infrastructure to user requirements or emerging industry standards.  If our operations face material delays in introducing new services, products and enhancements, our users may forego the use of our services and use those of our competitors.  These factors could have a material adverse effect on our financial position and results of operations.

Our business may be subject to government regulation and legal uncertainties that may increase the costs of operating our web portal, limit our ability to attract users, or interfere with future operations of the Company.

There are currently few laws or regulations directly applicable to access to, or commerce on, the internet.  Due to the increasing popularity and use of the internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, defamation, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement.  Such legislation could expose the Company to substantial liability as well as dampen the growth in use of the internet, decrease the acceptance of the internet as a communications and commercial medium, or require the Company to incur significant expenses in complying with any new regulations.

The applicability to the internet of existing laws governing issues such as gambling, property ownership, copyright, defamation, obscenity and personal privacy is uncertain.  The Company may be subject to claims that our services violate such laws.  Any new legislation or regulation in the United States or abroad or the application of existing laws and regulations to the internet could damage our business.  In addition, because legislation and other regulations relating to online games vary by jurisdiction, from state to state and from country to country, it is difficult for us to ensure that our players are accessing our portal from a jurisdiction where it is legal to play our games.  We therefore, cannot ensure that we will not be subject to enforcement actions as a result of this uncertainty and difficulty in controlling access.

In addition, our business may be indirectly affected by our suppliers or customers who may be subject to such legislation.  Increased regulation of the internet may decrease the growth in the use of the internet or hamper the development of internet commerce and online entertainment, which could decrease the demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition.

Item 2:  Unregistered sales of equity securities and use of proceeds

In the three and six months ended June 30, 2013, the Company issued 2,127 and 20,933 shares, respectively of Series A Convertible Preferred stock as dividend shares to holders, representing dividends due from January 1, 2013, through June 30, 2013.

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

MGT CAPITAL INVESTMENTS, INC

August 14, 2013	By:	/s/ ROBERT B. LADD
Robert B. Ladd
President and Chief Executive Officer
(Principal Executive Officer)

August 14, 2013	By:	/s/ ROBERT P. TRAVERSA
Robert P. Traversa
Treasurer and Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

