Form 10-Q
period 2013-09-30
MGT CAPITAL INVESTMENTS INC
filed 2013-11-14
CIK 1001601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 14, 2013, the registrant had outstanding 7,605,100 shares of common stock, $0.001 par value.

INDEX

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Balance Sheets - September 30, 2013 (unaudited) and December 31, 2012	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss - for the three months ended September 30, 2013 (unaudited) and 2012 (unaudited)	4
	Condensed Consolidated Statements of Operations and Comprehensive Loss - for the nine months ended September 30, 2013 (unaudited) and 2012 (unaudited)	5
	Condensed Consolidated Statement of Stockholders’ Equity/(Deficit) - for the nine months ended September 30, 2013 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows - for the nine months ended September 30, 2013 (unaudited) and 2012 (unaudited)	7-8
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	30
Item 4.	Controls & Procedures	30
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1-A.	Risk Factors	31
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety and Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	37
	Signatures	38

All financial amounts are in thousands except share and per share data.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2013 (unaudited)	2012
Assets
Current assets:
Cash and cash equivalents	$5,049	$3,443
Accounts receivable	10	9
Prepaid expenses and other current assets	144	340
Total current assets	5,203	3,792

Non-current assets:
Restricted cash	138	2,039
Property and equipment, at cost, net	44	25
Intangible assets, net	2,488	1,795
Goodwill	4,948	–
Other non-current assets	2	–
Total assets	$12,823	$7,651

Liabilities
Current liabilities:
Accounts payable	$164	$242
Accrued expenses	57	272
Other payables	316	67
Loan payable – related party	100	–
Total current liabilities	637	581

Non-current liabilities:
Derivative liability - warrants	–	7,166
Total liabilities	637	7,747

Commitments and contingencies
Redeemable convertible preferred stock - temporary equity:
Preferred stock, series A convertible preferred, $0.001 par value; 1,415,935 and 1,394,766 shares authorized at September 30, 2013 and December 31, 2012, respectively; 15,748 and 1,394,766 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	116	47
Stockholders' equity/(deficit)
Undesignated preferred stock, $0.001 par value; 8,584,065 and 8,605,234 shares authorized at September 30, 2013 and December 21, 2012, respectively. No shares authorized, issued and outstanding at September 30, 2013 and December 31, 2012	–	–
Common stock, $0.001 par value; 75,000,000 shares authorized; 7,605,100 and 3,251,187 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	8	3
Additional paid in capital	301,684	282,998

Accumulated other comprehensive loss	(281)	(281)
Accumulated deficit	(291,803)	(283,631)
Total stockholders' equity / (deficit)	9,608	(911)
Non-controlling interests	2,462	768
Total equity / (deficit)	12,070	(143)

Total stockholders' equity/(deficit), liabilities and non-controlling interest	$12,823	$7,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,
	2013	2012
Revenues:
Software and devices	$4	$9
Services - consulting	–	58
Gaming	36	–
	40	67

Cost of revenues:
Software and devices	–	–
Services - consulting	–	53
Gaming	118	–
	118	53

Gross (loss) / profit	(78)	14

Operating expenses:
General and administrative	2,798	815
Sales and marketing	26	–
Research and development	–	10
	2,824	825

Operating loss	(2,902)	(811)

Other non-operating (expense) / income:
Interest and other (expense) / income	16	(70)
Accretion of debt discount and amortization deferred financing costs	–	(222)
Change in fair value of common stock warrants	–	623
	16	331

Net loss before income taxes and non-controlling interest	(2,886)	(480)

Income tax (expense) / benefit	–	1

Net loss before non-controlling interest	(2,886)	(479)

Net loss attributable to non-controlling interest	232	114

Net loss attributable to MGT	$(2,654)	$(365)

Less:
Quarterly dividend on series A preferred stock	(1)	–
Net loss applicable to Common shareholders	$(2,655)	$(365)

Per-share data:
Basic and diluted loss per share	$(0.41)	$(0.17)

Weighted average number of common shares outstanding	6,444,850	2,173,740

Net loss as reported	$(2,886)	$(479)
Other comprehensive loss:
Unrealized foreign exchange gains	–	5
Comprehensive loss	(2,886)	(474)
Comprehensive loss attributable to non-controlling interest	–	113
Comprehensive loss attributable to MGT	$(2,886)	$(361)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Nine months ended September 30,
	2013	2012
Revenues:
Software and devices	$42	$215
Services - consulting	97	121
Gaming	54	–
	193	336

Cost of revenues:
Software and devices	–	36
Services - consulting	63	116
Gaming	138	–
	201	152

Gross (loss)/profit	(8)	184

Operating expenses:
General and administrative	7,037	2,719
Sales and marketing	92	–
Research and development	–	83
	7,129	2,802

Operating loss	(7,137)	(2,618)

Other non-operating income / (expense):
Interest and other income / (expense)	43	(95)
Gain on sale of medical imaging patents, net	750	–
Accretion of debt discount and amortization deferred financing costs	–	(298)
Change in fair value of warrants	(2,204)	13
	(1,411)	(380)

Net loss before income taxes and non-controlling interest	(8,548)	(2,998)

Income tax expense	(3)	1

Net loss before non-controlling interest	(8,551)	(2,997)

Net loss attributable to non-controlling interest	379	526

Net loss attributable to MGT	$(8,172)	$(2,471)

Less:
Quarterly dividend on series A preferred stock	(69)	–
Net loss applicable to Common shareholders	$(8,241)	$(2,471)

Per-share data:
Basic and diluted loss per share	$(1.66)	$(1.16)

Weighted average number of common shares outstanding	4,972,829	2,128,891

Net loss as reported	$(8,551)	$(2,997)
Other comprehensive loss:
Unrealized foreign exchange gains	–	73
Comprehensive loss	(8,551)	(2,924)
Comprehensive loss attributable to non-controlling interest	–	493
Comprehensive loss attributable to MGT	$(8,551)	$(2,431)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF
REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT)/EQUITY
(In thousands)
(Unaudited)

	Redeemable					Accumulated
	convertible preferred				Additional	comprehensive		Total	Non-
	stock		Common stock		paid-in	income /	Accumulated	shareholders'	controlling	Total
	Shares	Amounts	Shares	Amounts	capital	(loss)	deficit	equity	interests	equity
At December 31, 2012	1,395	$47	3,251	$3	$282,998	$(281)	$(283,631)	$(911)	$768	$(143)
Reclassification of derivative liability- preferred series A warrants into equity					8,206			8,206		8,206
Reclassification of derivative liability- J&S warrants into equity					1,164			1,164		1,164
Quarterly dividends on preferred stock	20	69			(69)			(69)		(69)
Conversion of series A preferred stock to common stock	(1,400)		1,400	2	(2)			–		–
Exercise of warrants - to common stock			237		440			440		440
Exercise of series A preferred stock warrants to common stock			716	1	2,760			2,761		2,761
Stock issued for asset purchase - Digital Angel			50		202			202		202
Stock issued for acquisition – FanTD LLC			600		3,018			3,018	1,882	4,900
Investment in MGT Interactive, LLC									191	191
Stock issued for services			294		1,316			1,316		1,316
Exchange of warrants			895	1	(1)
Stock-based compensation-modification of Preferred series A warrants			162	1	598			599		599
Stock-based compensation - employees					1,054			1,054		1,054
Net loss for the period							(8,172)	(8,172)	(379)	(8,551)
At September 30, 2013	15	$116	7,605	$8	$301,684	$(281)	$(291,803)	$9,608	$2,462	$12,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(8,551)	$(2,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21	23
Stock-based compensation expense	2,370	449
Stock-based compensation - modification of preferred series A warrants	598	–
Warrant expense	–	97
Amortization of intangible assets	244	68
Change in fair value of warrants	2,204	(13)
Amortization of deferred financing costs	–	115
Amortization of convertible note discount	–	183
Loss on disposal of property and equipment	–	2
Gain on sale of patent	(750)	–
Change in operating assets and liabilities:
Accounts receivable	(1)	77
Prepaid expenses and other current assets	223	260
Inventory	–	36
Security deposits	–	180
Accounts payable	(78)	41
Accrued expenses	(215)	(299)
Other payables	130	(40)
Net cash used in operating activities	(3,805)	(1,818)

Cash flows from investing activities:
Release of restricted cash	1,901	–
Receipts from sale of patent	750	–
Purchase of property and equipment	(8)	(12)
Purchase of intangible assets - J&S	–	(200)
Cash paid for purchase of FanTD LLC, net	(124)	–
Purchase of Medicsight Ltd shares	–	(14)
Purchase of intangible assets	(89)	–
Purchase of intangible assets - Fantasy Sports Live	(30)	–
Purchase of intangible assets - Daily Joust	(50)	–
Purchase of intangible assets - Digital Angel	(136)	–
Net cash provided by / (used in) investing activities	2,214	(226)

Cash flows from financing activities:
Cash paid in lieu of fractional shares in reverse/forward split	–	(5)
Proceeds from issuance of convertible note	–	3,500
Payments for convertible note issuance costs	–	(372)
Proceeds from exercise of warrants	3,197	–
Net cash provided by financing activities	3,197	3,123

Effects of exchange rates on cash and cash equivalents	–	81
Net change in cash and cash equivalents	1,606	1,160
Cash and cash equivalents, beginning of period	3,443	3,704
Cash and cash equivalents, end of period	$5,049	$4,864

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine months ended September 30,
	2013	2012
Supplemental cash disclosures:
Cash paid for interest	$–	$23
Supplemental disclosures of non-cash investing and financing activities:
Stock issued for services in connection with issuance of convertible note	$–	$315
Warrants issued in connection with issuance of convertible note	–	500
Beneficial conversion on convertible note		500
Intangible asset contributed by non-controlling interest	192	862
Warrants issued in connection with acquisition of intangible assets		851
Series A Convertible Preferred Stock, dividends paid in kind	69	–
Reclassification of derivative liability- preferred series A warrants into equity	8,206	–
Reclassification of derivative liability- J&S warrants into equity	1,164	–
Stock issued for purchase of Medicsight Ltd ordinary shares	–	141
Stock issued for acquisition - Digital Angel	202	–
Stock issued for acquisition - FanTD, LLC	3,018	–
Stock issuance for exercise of warrants	440	–
Stock issued for exercise of series A warrants	2,761	–
Assets acquired and liabilities assumed through purchase of assets:
Prepaid expenses and other current assets	27	–
Security deposit	2	–
Property and equipment	32	–
Intangible assets	632	–
Goodwill	4,948	–
Other payables	(119)	–
Long-term debt	(100)	–

  MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 1: Organization

MGT Capital Investments, Inc. (“MGT”, “the Company”, “we”, “us”) is a Delaware corporation, incorporated in 2000. The Company was originally incorporated in Utah in 1977. As of September 30, 2013, MGT is comprised of the parent company, majority-owned subsidiary MGT Gaming, Inc. (“MGT Gaming”) and wholly-owned subsidiaries Medicsight, Inc. (“Medicsight”), MGT Capital Solutions, Inc. ( “MGT Capital Solutions”), MGT Interactive LLC, (“MGTI”) and MGT Sports, Inc. (“MGT Sports”) including its majority owned subsidiary FanTD LLC (“FanTD”). Our Corporate office is located in Harrison, New York.

MGT and its subsidiaries are primarily engaged in the business of acquiring, developing and monetizing assets in the gaming space, including casino slot machine, online and mobile gaming.

On April 16, 2013, the Company entered into a Asset Purchase Agreement to acquire certain assets and liabilities of Digital Angel Corporation, a developer and publisher of mobile games designed for tablets and smartphones.  On September 30, 2013, the Company entered into a nonexclusive license with Gammaker Pty to further develop and market such games in exchange for a 10% share of the gross revenues generated by Gammaker on such games.

On May 20, 2013, MGT Sports completed the acquisition of 63.12% of the outstanding membership interests of FanTD, which operates a daily fantasy sports website at www.fanthrowdown.com. Launched in 2012, FanThrowdown.com offers players the opportunity to participate in real money daily fantasy gameplay for the NFL, MLB, NCAA (basketball & football), NHL, NBA and professional golf. Players select a roster of athletes across most of the popular sports, and winnings are determined by the same-day performance of these rosters. Daily fantasy sports compress the timeframe of traditional fantasy sports from multi-month seasons into 24-hour periods.

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

The allegedly infringing products manufactured, distributed, used, sold and/or offered for sale by defendants include at least those identified under the trade names: "Pirate Battle," "Battleship," "Clue," "Monopoly," "Rich Life," "Amazon Fishing Competition," "Massive Fishing Competition," "Big Game Competition," "Jackpot Battle Royal," "Wizard of Oz Journey to Oz," "The Great and Powerful Oz," and "Paradise Fishing." On January 3, 2013, WMS (joined by Caesars and MGM) moved to sever the litigation against each defendant into separate actions and to transfer the action against WMS to the Northern District of Illinois and to dismiss the case. Later that same month defendants Aruze Gaming America, Inc. and Penn National Gaming, Inc. filed motions to dismiss, and to transfer venue to Nevada and Pennsylvania, respectively. The court ruled on these motions on October 23, 2013 by: denying each of the motions for change of venue; denying the motion to dismiss with respect to direct infringement; granting the motion to dismiss as to indirect infringement without prejudice to re-pleading those claims; granting the motion to sever the action into three cases, which nevertheless remain consolidated for discovery; and staying the action as to the casino defendants. Aruze filed a separate action in Nevada seeking a declaratory judgment that Aruze does not infringe the '088 Patent and/or that the '088 Patent is invalid or unenforceable has been dismissed. On November 4, 2013, WMS Industries filed a petition for Inter Partes review by the Patent Trial and Appeal Board at the United States Patent and Trademark Office (“PTO”) seeking to invalidate each of the patent claims asserted by MGT Gaming in the Mississippi litigation on the basis of certain prior patents. It is anticipated that WMS will attempt to stay the litigation pending the outcome of the PTO proceeding.  The Markman Hearing (also known as a Claims Construction Hearing) remains scheduled for June 5, 2014 at 9:00 AM local time in Jackson, MS before the Honorable District Judge Carlton W. Reeves.

Medicsight was the owner of intellectual property relating to a medical imaging software product. The Company also has developed an automated carbon dioxide insufflation device and receives royalties on a per unit basis from an international manufacturer. On June 30, 2013, the Company completed the sale of Medicsight’s global patent portfolio to Samsung Electronics Co., Ltd. for gross proceeds of $1,500.

MGT Capital Solutions is the owner of the game development studio Hammercat Studios and is in the business of developing and publishing videogames for digital distribution in the mobile app space. On November 11, 2013, MGT Capital Solutions entered into an Agreement and Plan of Reorganization with Avcom, Inc. (“Avcom”), to acquire 100% of the equity interests of Avcom.  As a result of the transaction, which is anticipated to close on or about November 30, 2013, MGT Capital Solutions will acquire Avcom’s game development pipeline and game development talent

MGT filed an application for a New Jersey Casino Service Industry Enterprise License (“CSIE”).  According to regulations promulgated by the New Jersey Division of Gaming Enforcement (NJDGE), companies providing Internet gaming software or systems, and vendors who manage, control, or administer games and associated wagers conducted through the Internet, must obtain a CSIE.  By submitting its application by the July 29, 2013 deadline imposed by the NJDGE, MGT is eligible to be considered for suitability prior to the "go live" date of November 26, 2013 for i-Gaming in New Jersey.

MGT Interactive, LLC has acquired certain assets from Gioia Systems LLC, the inventor and owner of a proprietary method of card shuffling for the online poker market. Trademarked under the name Real Deal Poker, the technology uses patented shuffling machines, along with permutation re-sequencing, allowing for the creation of up to 16,000 decks per minute in real time. Each newly created deck is then “dealt” for a hand of online poker, complete with burn cards and the option for a player to “cut” the deck. In addition to providing a higher level of realism, each deck provides an authentic randomized deal and full audit trail, both missing from currently used random number generating algorithms.

  Note 2: Liquidity and financial condition

The Company has incurred significant operating losses since inception and continues to generate losses from operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $291,803 at September 30, 2013. The Company is operating in a competitive industry based on changing technology and its primary source of funds to date has been through the issuance of securities. Moreover, going forward, there can be no assurance that the Company’s products or patent monetization strategy will be successful in generating earnings for the Company.

At September 30, 2013, MGT’s cash, cash equivalents and restricted cash totaled $5,049, which includes $18 held in MGT Gaming and $231 in FanTD.

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

Note 3: Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K /A for the fiscal year ended December 31, 2012, as filed with the SEC on March 29, 2013 and amended as of May 31, 2013. Operating results for the nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2013.

Principles of consolidation

The condensed consolidated financial statements include the accounts of our Company plus our majority-owned subsidiaries, MGT Gaming and MGTI and wholly-owned subsidiaries, Medicsight, MGT Capital Solutions and MGT Sports, which owns a majority interest in FanTD. All intercompany transactions and balances have been eliminated. Non-controlling interest represents the minority equity investment in MGT subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non-controlling interest.

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

In accordance with ASC 350-20 “Goodwill” , the Company is able to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If the Company concludes that it is more likely than not that the fair value of a reporting unit is not less than its carrying amount it is not required to perform the two-step impairment test for that reporting unit.

 Revenue recognition

The Company recognizes revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement and that the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is probable. Our material revenue streams are related to the delivery of software license fees, maintenance services, hardware, consulting services and gaming fees. We enter into revenue arrangements that may consist of multiple deliverables of software and services due to the needs of our customers. In addition to these general revenue recognition criteria, the following specific revenue recognition policies are followed:

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

⋅
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

⋅
Hardware — Revenue is derived from sales of our automated carbon dioxide insufflation device. The device is sold and warrantied exclusively through our distribution partner Ultrasound Technologies, Ltd. with the Company receiving a royalty on each unit sold. Revenue is recognized as orders are satisfied and delivered by our supplier.

⋅
Services-consulting — Consulting revenue is earned over the period in which the Company provides the related services. The Company recognizes consulting revenue as it meets the terms of the underlying contract on the terms of the agreement.

⋅
Gaming fees - Revenue represents income earned as entry fees for a daily fantasy sports contest and is presented net of any bonus points applied by customers.. Once a contest concludes, the Company recognizes the income earned as revenue.

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

Income taxes

The Company applies the elements of ASC 740-10 “Income Taxes — Overall” regarding accounting for uncertainty in income taxes.  This clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  As of June 31, 2013, and December 31, 2012, the Company did not have any unrecognized tax benefits.  The Company does not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Consolidated Statements of Operations. There was no interest and penalties for the nine months ended September 30, 2013, and 2012.  Tax years beginning in 2009 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

Income / (loss) per share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents.

The computation of diluted loss per share for the three and nine months ended September 30, 2013, excludes 15,748 Common Shares issuable upon conversion of the series A convertible preferred stock, 1,534,321 warrants, 176,667 unvested restricted shares. For the three and nine months ended September 30, 2012, the computation of diluted loss per shares excludes six (6) stock options, 346,000 restricted shares and 1,166,667 of common shares issued in connection with the convertible note as they are anti-dilutive due to the Company’s net loss.

Note 4: Asset purchase and acquisition of a business

Asset purchase – mobile gaming

On May 2, 2013, the Company purchased certain mobile game application assets from Digital Angel Corporation. The purchase price consisted of a cash payment in the amount of $136 and 50,000 restricted shares of the Company’s common stock with an aggregate fair value of $203 as of the date this transaction was completed. The Company determined the acquisition constitutes a purchase of assets in accordance with the guidance of ASC 805 Business combinations.

The following table summarizes the Company’s allocation of the purchase price to the separable components of the mobile applications based on their relative fair values at the date the purchase was completed.

Purchase price allocation
Software and hardware	$28
Trademark	6
Intangible assets – mobile gaming application	305
Net assets acquired	$339

Acquisition of FanTD

On May 20, 2013, the Company acquired 63.12% of the outstanding membership interests of FanTD in exchange for an aggregate purchase of $3,220 consisting of 600,000 shares of MGT common stock at a fair value of $5.03 per share for a total of $3,018 and a cash payment of $202. The fair value of the 36.88% non-controlling interest retained by the sellers in this transaction amounted to $1,882. The Company’s acquisition of  FanTD is  the Company’s initial venture in the online and mobile gaming space.

The Company recorded the purchase of FanTD using the acquisition method of accounting as specified in ASC 805 “Business Combinations.” This method of accounting requires the acquirer to (i) record purchase consideration issued to sellers in a business combination at fair value on the date control is obtained, (ii) determine the fair value of any non-controlling interest, and (iii) allocate the purchase consideration to all tangible and intangible assets acquired and liabilities assumed based on their acquisition date fair values. Further, the Company commenced reporting the results of FanTD on a consolidated basis with those of the Company effective upon the date of the acquisition.

  The following tables summarizes the preliminary estimated fair values of the net liabilities assumed and the allocation of the aggregate fair value of the purchase consideration, non-controlling interest and net liabilities to assumed identifiable and unidentifiable intangible assets:

Purchase consideration
Common stock (600,000 shares at the transaction date fair value of $5.03 per share)	$3,018
Cash	202
Aggregate purchase consideration	3,220
Fair value of non-controlling interest	1,882
Aggregate fair value of enterprise	5,102

Purchase price allocation
Net current liabilities assumed	(69)
Property and equipment	4
Net liabilities assumed assets	(65)
Aggregate fair value of purchase consideration, non-controlling interest and net liabilities assumed allocated to intangible assets as follows:
Developed software	186
Customer list	33
Goodwill	4,948
Total purchase price allocation	$5,102

The following table summarizes, on an unaudited pro forma basis, the results of operations of the Company as though the acquisition had occurred as of January 1, 2012. The pro forma amounts give effect to appropriate adjustments of amortization of intangible assets and interest expense associated with the financing of the acquisition. The pro forma amounts presented are not necessarily indicative of the actual results of operations had the acquisition transaction occurred as of January 1, 2012.

	For the nine months ended
	September 30, 2013	September 30, 2012
Revenues	$255	$336
Net loss	(8,526)	(2,471)
Loss per share of common stock	(1.56)	(1.16)
Basic and diluted	5,453,049	2,128,891

Fantasy Sports Live

On June 25, 2013, MGT Sports acquired Fantasy Sports Live, which was effectively a customer list associated with a specific gaming application for $30 in cash and the assumption of a $46 customer deposit liability.

Daily Joust, Inc.

                On July 23, 2013, MGT Sports acquired certain assets from Daily Joust, Inc. The purchase price consisted of a cash payment of $50 for $136 in customer deposits and assumption of a $136 customer liability.

Real Deal Poker

On September 3, 2013, the Company entered into a  Contribution and Sale Agreement (the “Contribution Agreement”) by and among the Company, Gioia Systems, LLC. (“Gioia”) and MGT Interactive whereby MGT Interactive acquired certain assets from Gioia, the inventor and owner of a proprietary method of card shuffling for the online poker market. Trademarked under the name Real Deal Poker, the technology uses patented shuffling machines, along with permutation re-sequencing, allowing for the creation of up to 16,000 decks per minute in real time. The acquisition includes seven (7) U.S. Patents and several Internet URL addresses, including www.RealDealPoker.com. Pursuant to the Contribution Agreement, Gioia contributed the assets to MGT Interactive in exchange for a 49% interest in MGT Interactive and MGT contributed $200,000 to MGT Interactive in exchange for a 51% interest in MGT Interactive. The $200,000 contributed by the Company swill be utilized as working capital to cover the direct and associated costs relating to the achievement of a certification from Gaming Laboratories International (“GLI”). The Company has the right to acquire an additional 14% ownership interest in MGT Interactive from Gioia in exchange for a purchase price of $300,000 after GLI certification is obtained. Gioia, in turn, will have the right to re-acquire the 14% interest for a period of three years at a purchase price of $500,000. Gioia has the right to certain royalty payments from the gross rake payments, and any licensing or royalty income received by MGT Interactive.

Simultaneously with the entry into the Contribution Agreement, the Company and Gioa entered into a Limited Liability Company Agreement which serves as the operating agreement for MGT Interactive, and a consulting agreement (the “Consulting Agreement”) whereby Gioia will provide services to the Company primarily related to obtaining GLI Certification. The Consulting Agreement terminates on the earlier of January 31, 2014 or the date on which GLI Certification is obtained. In the event that GLI Certification is obtained prior to January 31, 2013, the Consulting Agreement will be extended for an additional year. Pursuant to the Consulting Agreement, Gioia will receive a monthly consulting fee of $10,000 of which $5,000 is paid in cash per month and $5,000 is deferred until GLI certification is obtained. The Company expensed $75 for the period ended September 30, 2013.

Note 5: Sale of patents

On June 30, 2013, MGT closed the sale of its portfolio of medical imaging patents to Samsung Electronics Co, Ltd. (“Samsung”). The Company had no prior relationship with Samsung. Gross proceeds of $1,500 was reduced by a broker commission of $501 paid to Munich Innovation Group GmbH, foreign withholding tax of $248 and an escrow agent fee of $1. The seller deposited $750 of proceeds into a restricted cash account upon the completion of the sale of which $651 was released to the Company on July 3, 2013. The remaining $99 is retained escrow pending reclaim of the foreign withholding tax.

Note 6: Cash, cash equivalents and restricted cash

MGT invests substantially all its cash in demand deposits and money market accounts with major U.S. banks. As of September 30, 2013, we held $5,049 of cash and cash equivalents, including restricted cash.

Concentrations

As of September 30, 2013, our cash balance was $5,049. Of the total cash balance, $405 is deposited in accounts protected by the U.S. Federal Deposit Insurance Corporation.

Restricted cash

Restricted cash includes $99 held in escrow relating to the sale of the Company’s portfolio of medical imaging patents pending reclaim of foreign withholding tax. Proceeds from the patent sale were placed into escrow prior to receipt by the Company pursuant to an escrow agreement between the Company and Munich Innovations GmbH (Note 5). The escrow agent distributed the escrow deposit in accordance with and subject to any deductions specified in the patent sale agreement. $39 of restricted cash supports a letter of credit, in lieu of a rental deposit, for our Harrison, NY office lease.

With fewer than 345,012 shares of Preferred Stock outstanding, $2,000 was released out of restricted cash as the Company is no longer subject to the Cash Maintenance provision of the Purchase Agreement under which the Preferred Stock was originally sold in October 2012 (Note 9).

 Note 7: Goodwill and intangible assets

Goodwill represents the difference between purchase cost and the fair value of net assets acquired in business acquisitions. Indefinite lived intangible assets, representing trademarks and trade names, are not amortized unless their useful life is determined to be finite. Long-lived intangible assets are subject to amortization using the straight-line method. Goodwill and indefinite lived intangible assets are tested for impairment annually as of June 30, 2013,  and more often if a triggering event occurs, by comparing the fair value of each reporting unit to its carrying value. The Company qualitatively assessed whether it was more likely than not that goodwill and indefinite lived intangibles assets impairment existed and concluded that impairment did not exist as of September 30, 2013.

Goodwill
Balance, December 31, 2012	$–
Acquisition (Note 4)	4,948
Balance, September 30, 2013	$4,948

	Estimated	As of	As of
	useful	September 30,	December 31,
	life	2013	2012
Intellectual property	9 years	$2,410	$1,913
Software and website development	3 Years	275	–
Customer list	5 Years	159	–
Trademark	1 1/2 Years	6	–
Less: Accumulated amortization		(362)	(118)
Intangible assets, net		2,488	1,795

Estimated future annual amortization expense as of:

		Software and
	Intellectual	website
Year	property	development	Customer list	Trademark
2013	86	23	8	1
2014	344	92	32	3
2015	344	92	32	–
2016	274	34	32	–
2017	242	–	32	–
Thereafter	803	–	14	–

On May 11, 2012, the Company entered into a Contribution and Sale Agreement (the “Sale Agreement”) with J&S Gaming, Inc. (“J&S”), and MGT Gaming for the acquisition of U.S. Patent #7,892,088, entitled “Gaming Device Having a Second Separate Bonusing Event” (“the Patent”). The Patent was recorded at its estimated fair value of $1,913 at the date of closing in exchange for $200 cash and a four (4) year warrant to purchase 350,000 shares of the Company’s common stock at an exercise price of $4.00 per share, subject to certain anti-dilution provisions (the “J&S Warrant”). Due to certain anti-dilution provisions, the J&S Warrants was recorded as a liability, and consequently “marked-to-market” to the fair value at the end of each reporting period. On May 20, 2013, the Company modified the J&S Warrant granted to eliminate the anti-dilution provision therein. The Company paid J&S Gaming $25 in cash as consideration for the modification.

On May 20, 2013, the Company had 403,029 warrants outstanding with a fair value of $1,164 carried as a derivative liability. The modification agreement allowed the Company to reclassify the $1,164 from a derivative liability into shareholders’ equity. During the three and nine months ended September 30, 2013, the Company recognized $nil and $605 mark-to-market loss associated with this agreement.

Note 8: Non-controlling interest

The Company has the following non-controlling interests:

	MGT Gaming	FanTD	MGTI	Total
Non-controlling interest at January 1, 2013	$768	$–	$–	$768
Acquisition of 63.12% of membership interest in FanTD	–	1,882	–	1,882
Acquisition of 51% of membership interest in MGTI	–	–	191	191
Non-controlling share of losses	(135)	(206)	(38)	(379)
Non-controlling interest at September 30, 2013	$633	$1,676	$153	$2,462

Note 9: Series A convertible preferred stock

 On April 26, 2013, the Company made an offer to the holders of the Company’s $3.85 Common Stock Purchase Warrants issued on October 29, 2012 (the “Warrants”), providing if such holders exercised one Warrant, they would have the right to exchange up to two additional Warrants for 5/8ths per share of Common Stock per Warrant exchanged. The results of the offer were that holders of 715,742 Warrants elected to exercise their Warrants. The Warrants had a fair value of $1,680 carried as a derivative liability on the exercise date. The Warrants were fair valued based upon the following Black Scholes Model (“BSM”): risk free rate 0.68%-0.85%; expected term five (4.44) years; annual volatility 75%; exercise price $3.85, market value of $3.90-$4.27 per share.  The exercise of the Warrants allowed the Company to reclassify $1,680 from derivative liability into shareholders’ equity. During the three and nine months ended September 30, 2013, the Company recognized $nil and $517 mark-to-market loss associated to this agreement.

On May 20, 2013, the Company entered into Warrant Waiver Agreements with four holders of Warrants who collectively held more than 60% of the Warrants, which per the original Warrants, triggers the modification of all Warrants in the series. The modficiation addresses the ability of warrant holders to redeem the Warrants for cash in a “Fundamental Transaction” as defined in the Warrant to provide that the Warrant holders do not have the right to redeem the Warrants for cash in any Fundamental Transaction that is not approved by the Company’s Board of Directors or that occurs in a transaction or as a result of an event that was not in the Company’s sole control. The modification changes the accounting treatment of the Warrants. The Company committed to issue an aggregate of 162,460 shares of its common stock in consideration for the modification. On September 27, 2013, at MGT’s Annual Meeting of Stockholders, stockholders approved a resolution for the issuance of up to 162,460 shares of common stock (the “Modification Shares”) in consideration for the modification of certain provisions contained in an aggregate of 2,044,982 warrants which modifications allowed the Company to treat such warrants as equity rather than as a derivative liability. The shares were subsequently issued on October 8, 2013. The stock was valued at $598 using the closing market price on September 27, 2013. On May 20, 2013, the Company had 2,044,982 warrants outstanding with a fair value of $6,525 carried as a derivative liability. The warrants were fair valued based upon the following Black Scholes Model (“BSM”): risk free rate 0.850%; expected term five (4.44) years; annual volatility 75%; exercise price $3.85, market value of $5.03 per share. The modification agreement allowed the Company to reclassify the $6,525 from derivative liability into shareholders’ equity. During the three and nine months ended September 30, 2013, the Company recognized $nil and $3,204   mark-to-market loss, respectively, associated with this agreement.

During the three months ended September 30, 2013, no shares of Preferred Stock were converted. For the nine months ended September 30, 2013, 1,400,487 shares of Preferred were converted into 1,400,487 shares of MGT Common Stock. As of September 30, 2013, 15,748 shares of the Preferred Stock remains outstanding, which includes 236 Dividend Shares of Preferred Stock issued on September 30, 2013. With fewer than 345,012 shares of Preferred Stock outstanding, the Company is no longer subject to the Cash Maintenance provision of the Purchase Agreement under which the Preferred Stock was originally sold in October 2012.

In November 2012, in connection with the sale of the Preferred Stock, the Company entered into three separate investor/public relations service agreements, with terms of seven, ten and twelve months. Compensation under the original terms of these agreements included cash consideration of $444, the issuance of 100,000 shares of Preferred Stock and 400,000 warrants to purchase MGT Common Stock. The issuances of Preferred Stock and warrants to service providers as compensation for their services are subject to shareholder approval. Under the terms of the agreements, there are no penalties or liabilities to the Company if approval is not received. One agreement was mutually terminated in January 2013, reducing the remaining cash consideration due by $108. On May 3, 2013, the agreement was further adjusted to replace and reduce the remaining cash consideration due by an additional $6 and replacing the issuance of 100,000 shares of Preferred Stock and 200,000 warrants to purchase MGT Common Stock with the issuance of 50,000 shares of Restricted Common Stock, subject to NYSE MKT exchange approval.  These shares were subsequently issued on September 4, 2013. The stock was valued at $210, using the closing market price on that date. On May 3, 2013, one agreement was mutually terminated, reducing the future cash consideration due by $20 in consideration of having a month to month service agreement for $15 per month. This agreement was cancelled in August 2013.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, accrued dividends and unearned convention revenue approximate their fair value because of the short maturity of those instruments. The Company’s convertible preferred stock and warrants approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2013 and December 31, 2012.

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

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative conversion features and warrant liabilities

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of September 30, 2013:

Fair value measurement using
Carrying
	value	Level 1	Level 2	Level 3	Total
Derivative warrant - liability	$–	$–	$–	$–	$–

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of December 31, 2012:

	Fair value measurement using
	Carrying
	value	Level 1	Level 2	Level 3	Total
Derivative warrant - liability	$7,166	$–	$–	$7,166	$7,166

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2013:

	Fair value measurement
	using level 3 inputs
	Derivatives	Total
Balance, December 31, 2012	$7,166	$7,166
Total (gains) or losses (realized/unrealized) included in consolidated statements of operations	2,204	2,204
Purchases, issuances and settlements	–	–
Reclassification of derivative liabilities to equity upon modification of terms (Refer to Note 7 and Note 9)	(9,370)	(9,370)
Balance, September 30, 2013	$–	$–

Note 11: Share-based compensation

Stock incentive plan

                At the annual meeting of the stockholders of MGT held on September 27, 2013, stockholders approved an amendment to the Company’s 2012 Stock Incentive Plan (the “Amended and Restated Plan”) to increase the amount of shares of common stock that may be issued under the Amended and Restated Plan to 1,335,000 shares from 415,000 shares, an increase of 920,000 shares and to add a reload feature. The Amended and Restated Plan is administered by the board of directors or the Compensation Committee of the board of directors, which determines the individuals to whom awards shall be granted as well as the type, terms and conditions of each award, the option price and the duration of each award.

Issuance of restricted shares - directors, officers and employees

The Company in periods preceding January 1, 2013 made grants of restricted shares which vest one-third each six months from the date of issue, except for a specific grant made on December 26, 2012, which vests three and eight months from the date of grant subject to the attainment of certain performance conditions which were achieved in March 2013. The restricted shares are valued using the closing market price on the date of grant, of which the share-based compensation expense is recognized over their vesting period.

On September 30, 2013, 6,000 restricted shares were granted and issued to a certain employee. The restricted shares vest one-third each six months from the date of issue. The unvested shares are subject to forfeiture if the applicable recipient is not a director, officer and/or employee of the Company at the time the restricted shares are to vest. The restricted shares were valued at their fair market value on the date of grant, of which the share-based compensation expense will be recognized over their vesting period. No option grants were issued during the nine months ended September 30, 2013.

A summary of the Company’s employee’s restricted stock as of September 30, 2013 is presented below:

		Weighted
		average grant
	Number of	date fair
	shares	value
Non-vested at December 31, 2012	314,667	$5.20
Granted	6,000	3.68
Vested	(139,333)	5.34
Forfeited	(4,667)	4.61
Non-vested at September 30, 2013	176,667	$5.05

The Company has recorded the following amounts related to its share-based compensation expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Selling, general and administrative	$349	$220	$1,052	$442
Research and development	–	–	–	7
	$349	$220	$1,052	$449

Of the stock-based expense for the three and nine months ended September 30, 2013, and 2012, $nil and $15, respectively, and $nil and $39 respectively, was allocated to non-controlling interest.

Unrecognized compensation cost

As of September 30, 2013 and 2012, unrecognized compensation costs related to non-vested share-based compensation arrangements was $504 and $1,100, respectively. That cost is expected to be recognized over a weighted average period of 0.49 years.

Share-based compensation – non employees

As a result of MGT’s acquisition of 63.12% of FanTD LLC on May 20, 2013, the Company incurred $503 associated to the issuance of 100,000 shares of the Company’s common stock for a consulting and marketing agreement. These shares were issued on June 29, 2013.  The stock was valued using the closing market price on the closing date of the acquisition.

On September 4, 2013, the Company issued 16,611 shares of the Company’s common stock for legal services rendered. The stock was valued at $70 using the closing market price on the date of issuance.

On August 16, 2013, the Company entered into a consulting agreement for investor relation services for a period of six months. In consideration for the services, the Company is paying $6 per month and 30,000 shares of the Company’s Common Stock. The common stock vests over a six month period. In accordance with ASC 505-50-S99 “Equity - Based Payments to Non-Employees”, the Company is recognizing the issuance over the vesting period. For the nine months ended September 30, 2103, the Company issued 2,500 shares with a fair market value of $10 based on the closing market price on August 31, 2013 and 5,000 shares with a fair market value of $18 based on the closing market price on September 30, 2013.

In addition to the above, the Company also issued 170,000 shares of the Company’s common stock to non-employees, as previously disclosed in Note 9 and Note 11. The related issuances was valued at $714.

Warrants

The following table summarizes information about warrants outstanding at September 30, 2013:

		Weighted average
	Number of warrants	exercise price
Warrants outstanding at December 31, 2012	4,038,753	$3.68
Issued	–	–
Exercised	(2,504,432)	3.73
Expired	–	–
Warrants outstanding at September 30, 2013	1,534,321	$3.60

For the nine months ended September 30, 2013, all issued warrants are exercisable and expire through 2017. There were no warrants issued for the nine months ended September 30, 2013. On April 26, 2013, the Company made an offer to the holders of the Company’s $3.85 Common Stock Purchase Warrants (the “Warrants”), providing if such holders exercised one Warrant, they would have the right to exchange up to two additional Warrants for 5/8ths per share of Common Stock per Warrant exchanged. The results of the offer were that holders of 715,742 Warrants elected to exercise their Warrants. Total proceeds received from the exercise of 715,742 Warrants were $2,756.

In addition, the allowed maximum of 1,431,486 Warrants were exchanged for 894,683 shares of the Company’s Common Stock, issuable upon shareholder and NYSE MKT exchange approval. On September 27, 2013, at MGT’s annual meeting of stockholders, stockholders approved the issuance of up to 894,683 shares of common stock in exchange for the cancellation of 1,431,486 warrants to purchase shares of common stock at $3.85 per share. The shares were subsequently issued on October 8, 2013. The stock was valued at $3,230, using the closing market price on September 27, 2013.

During the three and nine months ending September 30, 2013, 50,000 and 357,204 of the Company’s $3.00 Common Stock Purchase Warrants were exercised. Of the warrant conversions, 210,529 were cashless and 146,675 were exercised for total proceeds of $440.

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

The following is a schedule of the future minimum payments required under operating leases and commitments that have initial or remaining non-cancellable terms in excess of one year:

Year ending
2013	$23
2014	76
Total	$99

The total lease rental expense for the three months ended September 30, 2013, and 2012, was $53 and $24, respectively, and for the nine months ended September 30, 2013, and 2012, was $109 and $88, respectively.

Commitments

On October 26, 2012, the Company entered into a one-year financial advisory and consulting agreement with an investment-banking firm. Compensation under the agreement includes cash consideration of $250 and 120,000 shares of restricted Common stock. These shares were subsequently issued on September 4, 2013. The stock was valued at $504, the closing market price on that date.  For the three and nine months ended September 30, 2013, the Company expensed $566 (2012: $nil) and $691 (2012: $nil), respectively.

In November 2012, in connection with the sale of the Preferred Stock, the Company was required to enter into investor/public relations service agreements. Refer to Note 9 (Series A Convertible Preferred Stock) for terms of the service agreements. For the three and nine months ended September 30, 2013, the Company expensed $251 (2012: $nil) and $  419 (2012: $nil), respectively.

Haller agreements

On September 30, 2013, the the Company and Michael Haller (“Haller”) agreed to terminate the June 1, 2013 Employment Agreement between the Company and Haller.  In addition, the Company agreed to license certain intellectual property obtained from Digital Angel Corporation to Gammaker Pty. Ltd (“Gammaker”), a Singapore entity controlled by Haller in exchange for a 10% share of the gross revenues generated bv Gammaker on such licensed assets.  The Company also sold to Haller certain trademarks owned by the Company for consideration of $6, which was subsequently received on October 17, 2013.

Note 14: Related party transactions

FanTD - loan payable to members

The Company has a loan payable to certain founding members of FanTD. The loan served to temporarily assist with FanTD’s operating expenditures. The outstanding balance as of September 30, 2013 was $100. The loan bears no interest and is payable on demand and no later than December 31, 2013. On October 30, 2013, the Company paid $50 towards the outstanding balance.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 3). We evaluate performance of our operating segments based on revenue and operating (loss). Segment information as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Medicsight				Unallocated
	Software/		Intellectual		corporate/
	devices	Services	property	Gaming	other	Total
Three months ended September 30, 2013
Revenue from external customers	$4	$–	$–	$36	$–	$40
Cost of revenue	–	–	–	(118)	–	(118)
Gross margin	4	–	–	(82)	–	(78)
Operating profit/(loss )	4	–	(349)	(419)	(2,138)	(2,902)

Three months ended September 30, 2012
Revenue from external customers	$9	$58	$–	$–	$–	$67
Cost of revenue	–	53	–	–	–	53
Gross margin	9	5	–	–	–	14
Operating profit/(loss)	(240)		(77)	–	(494)	(811)

Nine months ended September 30 2013
Revenue from external customers	$42	$97	$–	$54	$–	$193
Cost of revenue	–	(63)	–	(138)	–	(201)
Gross margin	42	34	–	(84)	–	(8)
Operating profit/(loss )	27	27	(675)	(560)	(5,956)	(7,137)

Nine months ended September 30 2012
Revenue from external customers	$215	$121	$–	$–	$–	$336
Cost of revenue	(36)	(116)	–	–	–	(152)
Gross margin	179	5	–	–	–	184
Operating profit/(loss )	(1,133)	(77)	(146)	–	(1,262)	(2,618)

September 30, 2013
Cash and cash equivalents (excludes $138 of restricted cash)	$907	$–	$18	$231	$3,893	$5,049
Intangible assets	–	–	1,642	391	455	2,488

December 31, 2012
Cash and cash equivalents (excludes $2,039 of restricted cash)	$330	$–	$49	$–	$3,064	$3,443
Intangible assets	–	–	1,795	–	–	1,795

Note 16: Subsequent events

On November 13, 2013, the Company issued an 8-K announcing that the Company entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”) to acquire 100% of the common stock, preferred stock and options of Avcom, Inc (“Avcom”).  Avcom is a game development studio producing free to play mobile and social casino-style games.  Avcom’s assets include physical and intellectual property associated with Mobileveg.as and Freeawesome.com, as well as a game under development titled “SlotChamp”.

In consideration, the preferred stockholders of Avcom will receive $550 in value of the Company’s common stock and, the common stockholders and the option holders of Avcom will receive $1,000 in value of the Company’s common stock, In each case, the amount of shares of the Company’s common stock is based on the volume weighted average closing price for the 20 trading days prior to the signing of the Reorganization Agreement.

One half of the issuance to the common stockholders and the option holders will be placed in escrow and released upon the later of (i) the commercial release of an agreed upon game, or (ii) six months after closing.  In addition, the common stockholders may be awarded contingent consideration of $1,000 through the issuance of up to 333,000 shares of common stock in the event the game reaches $3.0 million in gross revenues within 18 months of the signing of the Reorganization Agreement.

The Company is currently evaluating the accounting treatment of the Reorganization Agreement. The Company believes the acquisition constitutes a “Significant Acquisition” for accounting purposes.

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

Executive summary

MGT Capital Investments, Inc. (“MGT,” “the Company,” “we,” “us”) is a Delaware corporation, incorporated in 2000. The Company was originally incorporated in Utah in 1977. As of June 30, 2013, MGT is comprised of the parent company, majority-owned subsidiaries MGT Gaming, Inc. (“MGT Gaming”), and MGT Interactive LLC (“MGTI”) wholly-owned subsidiaries Medicsight, Inc. (“Medicsight”), MGT Capital Solutions, Inc. (“MGT Capital Solutions”), MGT Interactive LLC (“MGTI”) and MGT Sports, Inc.(“MGT Sports”) including its majority owned subsidiary FanTD LLC, (“FanTD”). Our Corporate office is located in Harrison, New York.

MGT and its subsidiaries are primarily engaged in the business of acquiring, developing and monetizing assets in the gaming space, including casino slot machines, online and mobile gaming.

On April 16, 2013, the Company entered into a Asset Purchase Agreement to acquire certain assets and liabilities of Digital Angel Corporation, a developer and publisher of mobile games designed for tablets and smartphones.  On September 30, 2013, the Company entered into a nonexclusive license with Gammaker Pty to further develop and market such games in exchange for a 10% share of the gross revenues generated by Gammaker on such games.

On May 20, 2013, MGT Sports completed the acquisition of 63.12% of the outstanding membership interests of FanTD LLC, which operates a daily fantasy sports website at www.fanthrowdown.com. Launched in 2012, FanThrowdown.com offers players the opportunity to participate in real money daily fantasy gameplay for the NFL, MLB, NCAA (basketball & football), NHL, NBA and professional golf. Players select a roster of athletes across most popular sports, and winnings are determined by the same-day performance of these rosters. Daily fantasy sports compress the timeframe of traditional fantasy sports from multi-month seasons into 24-hour periods.

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

MGT Gaming owns U. S. Patent No. 7,892,088 entitled "Gaming Device Having a Second Separate Bonusing Event" (“the ‘088 Patent”) relating to casino gaming systems and is seeking to enforce its proprietary rights against possible infringers. The ‘088 Patent relates to a gaming system in which a second game played on an interactive sign is triggered once specific events occur in a first game. On November 2, 2012, MGT Gaming filed a lawsuit in the United States District Court for the Southern District of Mississippi (Jackson Division) alleging patent infringement against multiple companies believed to be violating the ‘088 Patent. The lawsuit alleges the defendants Caesars Entertainment (NASDAQ GS: CZR), MGM Resorts International, Inc. (NYSE: MGM), WMS Gaming, Inc. - a subsidiary of WMS Industries, Inc. (NYSE: WMS), Penn National Gaming, Inc. (NASDAQ GS: PENN), and Aruze Gaming America, Inc. either manufacture, sell or lease gaming systems in violation of MGT Gaming's patent rights, or operate casinos that offer gaming systems in violation of MGT Gaming's patent rights. An amended version of the complaint was later filed on December 17, 2012. On August 6, 2013, the Company was issued United States Patent Number 8,500,544 entitled, “Gaming Device Having Second Bonusing Event (the “544 Patent”). The 544 Patent is a continuation of the key patent already owned by the Company.

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

Medicsight was the owner of intellectual property relating to a medical imaging software product. The Company also has developed an automated carbon dioxide insufflation device and receives royalties on a per unit basis from an international manufacturer. On June 30, 2013, the Company completed the sale of Medicsight’s global patent portfolio to Samsung Electronics Co., Ltd. for gross proceeds of $1,500.

MGT Capital Solutions is the owner of the game development studio Hammercat Studios and is in the business of developing and publishing videogames for digital distribution in the mobile app space. On November 11, 2013, MGT Capital Solutions entered into an Agreement and Plan of Reorganization with Avcom, Inc. (“Avcom”), to acquire 100% of the equity interests of Avcom.  As a result of the transaction, which is anticipated to close on or about November 30, 2013, MGT Capital Solutions will acquire Avcom’s game development pipeline and game development talent.

MGT filed an application for a New Jersey Casino Service Industry Enterprise License (“CSIE”).  According to regulations promulgated by the New Jersey Division of Gaming Enforcement (NJDGE), companies providing Internet gaming software or systems, and vendors who manage, control, or administer games and associated wagers conducted through the Internet, must obtain a CSIE.  By submitting its application by the July 29, 2013 deadline imposed by the NJDGE, MGT is eligible to be considered for suitability prior to the "go live" date of November 26, 2013 for i-Gaming in New Jersey.

MGT Interactive has acquired certain assets from Gioia Systems LLC, the inventor and owner of a proprietary method of card shuffling for the online poker market. Trademarked under the name Real Deal Poker, the technology uses patented shuffling machines, along with permutation re-sequencing, allowing for the creation of up to 16,000 decks per minute in real time. Each newly created deck is then “dealt” for a hand of online poker, complete with burn cards and the option for the player to “cut” the deck. In addition to providing a higher level of realism, each deck provides an authentic randomized deal and full audit trail; both missing from currently used random number generating algorithms.

Critical accounting policies and estimates

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 2 to the Company’s financial statements contained in the 2012, Annual Report on Form 10-K/A and Part I (Note 3) contained in the 2013, Quarterly Report on Form 10-Q.

Results of operations

The Company achieved the following results in the three and nine months ended September 30, 2013:

•	Revenue from software licenses/devices, services and gaming totaled $40 (2012: $67), $193 (2012: $336)

•	Operating expenses were $2,824 (2012: $825) and $7,129 (2012: $2,802)

•
Net loss attributable to Common shareholders were $2,654 (2012: $365) and $8,172 (2012: $2,471) and resulted in basic and dilutive net loss per share of $0.41 and $1.66 (2012: basic and dilutive loss per share of $0.17 and $1.16)

Year to date, revenue declined due to decreased sales of ColonCAD software and devices. Operating expenses increased due to decrease in consulting, stock-based compensation expense, legal and audit fees associated with recent acquisitions, and investor relations expenses.

Three months ended September 30, 2013 and September 30, 2012

Medicsight software/devices

In the three months ended September 30, 2013, ColonCAD sales decreased to $4 from $9 for the same period last year. There were no recurring sales of ColonCAD; revenue is attributed to recurring license maintenance fees. Our insufflator product had no revenue for the three months ending September 30, 2013.

Cost of revenue was $nil (2012: $nil) attributable to insufflator devices.

Selling, general and administrative expenses were $nil in the three months ended September 30, 2013, compared to $239 for the same period last year. Management substantially reduced headcount and streamlined operations in the first half of 2012. Several satellite offices and subsidiaries were closed and our London office had relocated to a significantly smaller space and subsequently was closed. The majority of the impact of these decisions was reflected in the statement of operations during 2012. In addition, during the three months ended September 30, 2013, the Company did not allocate executive compensation to Medicsight from MGT corporate, a decrease of $126 compared to the same period last year.

Research and development expenses were $nil in the three months ended September 30, 2013, compared to $10 for the same period last year, primarily due to the reduction of headcount and associated overhead reorganization in the first half of 2012. The Company does not anticipate incurring any additional research and development expense for this segment.

Medicsight services

In the three months ended September 30, 2013, revenue decreased to $-nil from $58 for the same period last year. Cost of revenue for the three months ended September 30, 2013, were $nil (2012: $53). The decline in revenue is attributed to an employee departure in this segment.  Management is currently evaluating and assessing options for this segment.

Selling, general and administrative expenses were $nil (2012: $5).

Intellectual property (f/k/a MGT Gaming)

No revenue was generated in the three months ended September 30, 2013, as the Company continues to pursue its patent enforcement strategy. Intellectual property was a new segment beginning June 1, 2012.

Selling, general and administrative expenses were $349 (2012: $77), attributable to intellectual property amortization and legal and consulting fees.

Unallocated corporate/other

For the three months ended September 30, 2013, general and administrative expense increased to $2,138 from $494 for the three months ended September 30, 2012. A substantial portion of this increase related to recent acquisition costs associated with executing our business strategy. MGT continues to execute its strategy and expects SG&A costs may increase modestly for the remainder of 2013.

In the three months ended September 30, 2013, the Company recorded $349 (2012: $220) relating to stock-based compensation for directors, officers and employees. The Company incurred $813 (2012: $nil) of stock-based expense related to its investor relations program in connection with the November 2012 preferred stock placement, the shares were approved and issued on September 4, 2013.

As a result of MGT’s acquisition of certain mobile game application assets from Digital Angel Corporation. The Company incurred $341 during the three months ended September 30, 2013, primarily for information technology and human resource costs related to the acquired game platforms, built within the Unity game design engine that allows for faster deployment of 3D games along with the creative assets for multiple titles in production - including the recently released Boom Boom Hamster Golf, a spin on golf game with over 70,000 downloads.

In addition, during the three months ended September 30, 2013, the Company did not allocate executive compensation to Medicsight from MGT, an increase of $126 to the Company compared to the same period last year.

Gaming

In the three months ended September 30, 2013, revenue of $36 was recognized through our gaming segment. Cost of revenue was $(118). There is no comparable revenue or cost of revenue for the same period last year as this is a new segment which began on May 20, 2013.

Selling, general and administrative expenses were $337, relating to information technology and marketing related costs associated with the Fanthrowdown website. There is no comparable selling, general and administrative expense for the same period last year as this is a new segment beginning May 20, 2013.

Nine months ended September 30, 2013 and September 30, 2012

Medicsight software/devices

 In the nine months ended September 30, 2013, Medicsight sold fewer ColonCAD maintenance agreements to existing licensees. Sales of our CAD products decreased to $42 compared to $215 for the same period last year. Revenue from MedciCO2LON were $nil for the nine months ended September 30, 2013 (2012: $70).

Cost of revenue was $nil (2012: $36) attributable to the cost of sales associated with MediCO2LON devices.

Our selling, general and administrative expenses were reduced to $15 in 2013, compared to $1,229 for the nine months ending September 30, 2012. Management substantially reduced headcount and streamlined operations in the first half of 2012. Several satellite offices and subsidiaries were closed and our London office had relocated to a significantly smaller space. The majority of the impact of these decisions were reflected in the statement of operations during 2012. In addition, during the nine months ended September 30, 2013, the Company did not allocate executive compensation to Medicsight from MGT Corporate, a decrease of $491 compared to same period last year.

Research and development expenses decreased to $nil compared to $83 for the same period last year, primarily due to the reduction of headcount and associated overhead reorganization in Medicsight during the first half of 2012.  The Company does not anticipate incurring any additional research and development expense for this segment.

Medicsight services

In the nine months ended September 30, 2013, revenue decreased to $97 from $121 for the same period last year. Cost of revenue for the nine months ended September 30, 2013, was $63 (2012: $116). The decline in revenue is attributed to an employee departure during the quarter ended June 30, 2013 in this segment.  Management is currently evaluating and assessing options for this segment.

Selling, general and administrative expenses were $7 (2012: $19).

Intellectual property (f/k/a MGT Gaming)

No revenue was generated in the nine months ended September 30, 2013, as the Company continues to pursue its patent enforcement strategy.

Selling, general and administrative expenses were $675 (2012: $146), consisting of intellectual property amortization and legal and consulting fees.

Unallocated corporate/other

For the nine months ended September 30, 2013, general and administrative expense increased to $5,956 from $1,262 for the nine months ended September 30, 2012. A substantial portion of this increase related to its recent acquisitions and the associated costs of executing on its strategy. MGT continues to execute its strategy and expects SG&A costs may increase modestly for the remainder of 2013.

In the nine months ended September 30, 2013, the Company expensed $1,052 (2012: $449) relating to stock-based compensation for directors, officers and employees. The Company incurred $813 (2012: $nil) of stock-based expense related to its investor relations program in connection with the November 2012 preferred stock placement, which were approved and issued on September 4, 2013.

Professional fees and corporate governance related expenses for the nine months ended September 30, 2013 were $1,707 (2012: $827), an increase of $211 related to audit and taxation fees, $223 of investor relations expenses and $446 related to broker fees and other professional services.

In addition, during the nine months ended September 30, 2013, the Company did not allocate executive compensation to Medicsight from MGT, an increase of $491 compared to same period last year as management spent significantly less time on the subsidiary

As a result of MGT’s acquisition of 63.12% of FanTD on May 20, 2013, the Company incurred $50 relating to a finder’s fee and $503 associated with the issuance of 100,000 share of the Company’s common stock for a consulting and marketing agreement. These shares were subsequently issued on June 29, 2013. The stock was valued using the closing market price on the closing date of the acquisition.

As a result of MGT’s acquisition of certain mobile game application assets from Digital Angel Corporation. The Company incurred $610 (2012: $nil) in costs for the nine months ended September 30, 2013, primarily for information technology and human resource costs relating to the acquired game platforms, built within the Unity game design engine that allows for faster deployment of 3D games along with the creative assets for multiple titles in production—including the recently released Boom Boom Hamster Golf, a spin on golf game with over 70,000 downloads.

On September 3, 2013, the Company entered into a Contribution Agreement with Gioia and MGT Interactive, whereby MGT Interactive acquired certain assets from Gioia, the inventor and owner of a proprietary method of card shuffling for the online poker market. The Company incurred $75 related to legal, consulting and trade show costs.

In the nine months ended September 30, 2013, the Company recorded a total of $599 (2012: $nil) relating to stock issuance expense associated with the Warrant Waiver Agreements entered into on May 20, 2013. In consideration for the modification of certain provisions contained in an aggregate of 2,044,982 warrants, the Company committed to issue an aggregate of 162,460 shares of its common stock (“Modification Shares”) which modification allowed the Company to treat such warrants as equity rather than as a derivative liability.

Gaming

In the nine months ended September 30, 2013, revenue of $54 was recognized through our Gaming segment. Cost of revenue was $138. There is no comparable revenue or cost of revenue for the same period last year as this is a new segment for the nine months ending September 30, 2013.

Our selling, general and administrative expenses were $476 relating to information technology and marketing related costs associated with the Fanthrowdown website. There is no comparable selling, general and administrative expense for the same period last year as this is a new segment beginning May 20, 2013.

Liquidity and capital resources

Working capital information

	September 30,	December 31,
	2013	2012
Working capital summary:
Cash and cash equivalents (excluding $138 and $2,039 restricted cash in September 30,2013, and December 31, 2012, respectively)	$5,049	$3,443
Other current assets	154	349
Current liabilities	(637)	(581)
Working capital surplus	$4,566	$3,211

	Nine months ended September 30,
	2013	2012
Cash flow summary:
Cash (used in) provided by:
Operating activities	$(3,805)	$(1,818)
Investing activities	2,214	(226)
Financing activities	3,197	3,123
Effects of exchange rates on cash and cash equivalents	–	81
Net increase in cash and cash equivalents	$1,606	$1,160

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

FanTD

On May 20, 2013, the Company completed the acquisition of 63.12% of FanTD in exchange for an aggregate purchase of $3,220 consisting of 600,000 shares of MGT common stock at a fair value of $5.03 per share for a total of $3,018 and a cash payment of $202. The fair value of the 36.88% non-controlling interest retained by the sellers in this transaction amounted to $1,882. The Company’s acquisition of FanTD is the Company’s initial venture in the online and mobile gaming and wagering space.

Real Deal Poker

On September 3, 2013, the Company entered into a  Contribution and Sale Agreement (the “Contribution Agreement”) with Gioia Systems, LLC. (“Gioia”) and MGT Interactive) whereby MGT Interactive acquired certain assets from Gioia,  the inventor and owner of a proprietary method of card shuffling for the online poker market. Trademarked under the name Real Deal Poker, the technology uses patented shuffling machines, along with permutation re-sequencing, allowing for the creation of up to 16,000 decks per minute in real time. The acquisition includes seven (7) U.S. Patents and several Internet URL addresses, including www.RealDealPoker.com. Pursuant to the Contribution Agreement, Gioia contributed the assets to MGT Interactive in exchange for a 49% interest in MGT Interactive and MGT contributed $200,000 to MGT Interactive in exchange for a 51% interest in MGT Interactive. The $200,000 contributed by the Company will be utilized as working capital  to cover the direct and associated costs relating to the achievement of a certification from Gaming Laboratories International (“GLI”). The Company has the right to acquire an additional 14% ownership interest in MGT Interactive from Gioia in exchange for a purchase price of $300,000 after GLI certification is obtained. Gioia, in turn, will have the right to re-acquire the 14% interest for a period of three years at a purchase price of $500,000. Gioia has the right to certain royalty payments from the Gross Rake payments, and any licensing or royalty income received by MGT Interactive.

Simultaneously with the entry into the Contribution Agreement, the Company and Gioa entered into a Limited Liability Company Agreement which serves as the operating agreement for MGT Interactive, and a consulting agreement (the “Consulting Agreement”) with Gioia to provide services to the Company primarily related to obtaining GLI Certification. The Consulting Agreement terminates on the earlier of January 31, 2014 or the date on which GLI Certification is obtained. In the event that GLI Certification is obtained prior to January 31, 2013, the Consulting Agreement shall be extended for an additional year. Pursuant to the Consulting Agreement, Gioia will receive a monthly consulting fee of $10,000 of which $5,000 is paid in cash per month and $5,000 is deferred until GLI certification is obtained. The Company expensed $75 for the Three and Nine month period ended September 30, 2013.

Sale of medical imaging patents

On June 30, 2013, MGT closed the sale of Medicsight’s portfolio of medical imaging patents to Samsung Electronics Co, Ltd. (“Samsung”). The Company had no prior relationship with Samsung. Gross proceeds of $1,500 was reduced by a broker commission of $501 paid to Munich Innovation Group GmbH, foreign withholding tax of $248 and an escrow agent fee of $1. The seller deposited $750 of proceeds into a restricted cash account upon the completion of the sale of which $651 was released to the Company on July 3, 2013. The remaining $99 is currently in escrow pending reclaim of foreign withholding tax.

Financing activities

On April 26, 2013, the Company made an offer to the holders of the Company’s $3.85 Common Stock Purchase Warrants (the “Warrants”), providing if such investors exercised one Warrant, they would have the right to exchange up to two additional Warrants for 5/8ths per share of Common Stock per Warrant exchanged. The results of the offer were that holders of 715,742 Warrants elected to exercise their Warrants. Total proceeds received from the exercise of 715,742 Warrants were $2,756.

In addition, the allowed maximum of 1,431,486 Warrants were exchanged for 894,683 shares of the Company’s Common Stock, issuable upon shareholder and Exchange approval. On September 27, 2013, at MGT’s annual meeting of stockholders, stockholders approved the issuance of up to 894,683 shares of common stock in exchange for the cancellation of 1,431,486 warrants to purchase shares of common stock at $3.85 per share. The shares were subsequently issued on October 8, 2013. The stock was valued at $3,230, using the closing market price on September 27, 2013.

During the three and nine months ending September 30, 2013, 50,000 and 357,204 of the Company’s $3.00 Common Stock Purchase Warrants were exercised. Of the warrant conversions, 210,529 were cashless and 146,675 were exercised for total proceeds of $440.

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

Commitments

On October 26, 2012, the Company entered into a one-year financial advisory and consulting agreement with a national investment-banking firm. Compensation under the agreement includes cash consideration of $250 and 120,000 shares of MGT Common stock. These shares were subsequently issued on September 4, 2013. The stock was valued at $504 based on the closing market price on that date. For the three and nine months ended September 30, 2013 the Company expensed $566 (2012: $nil) and $691 (2012: $nil), respectively.

In November 2012, in connection with the sale of the Preferred Stock, the Company entered into three separate investor/public relations service agreements, with terms of seven, ten and twelve months. Compensation under the original terms of these agreements included cash consideration of $444, the issuance of 100,000 shares of Preferred Stock and 400,000 warrants to purchase MGT Common Stock. The issuance of preferred stock and warrants to service providers as compensation for their services are subject to shareholder approval. Under the terms of the agreements, there are no penalties or liabilities to the Company if approval is not received. For the three and nine months ended September 30, 2013, the Company expensed $251 (2012: $nil) and $ 419 (2012: $nil) respectively, relating to the cash consideration under the agreements. One agreement was mutually terminated in January 2013, reducing the remaining cash consideration due by $108. On May 3, 2013, the agreement was further adjusted replacing the issuance of 100,000 shares of Preferred Stock and 200,000 warrants to purchase MGT Common Stock with the issuance of 50,000 shares of MGT Common Stock, subject to NYSE MKT exchange approval. These shares were approved and issued on September 4, 2013. The stock was valued at $210, using the closing market price on that date. On May 3, 2013, one agreement was mutually terminated, reducing the future cash consideration due by $20 in consideration of having a month-to-month agreement for $15 per month. This agreement was cancelled August 2013.

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

Restatement of Previously Issued Financial Statements. On May 15, 2013, after consulting with the Company’s Audit Committee and with the Company’s Newly Appointed Independent Registered Public Accountant, Marcum LLP, management concluded that certain of the Company’s warrants and its Preferred Stock recorded in periods prior to the engagement of Marcum LLP had received improper accounting treatment. The warrants should have been reflected as liabilities and the Preferred Stock should have been reflected as temporary equity on the balance sheets included in the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”) and the Quarterly Reports on Form 10-Q for the periods ended June 30, 2012 and September 30, 2012 (the “Quarterly Reports”), as opposed to a component of equity. As a result of a deficiency in our internal control over financial reporting relating to the accounting for the Company’s warrants and Preferred Stock, as of the end of the period covered by this report our management has reassessed the effectiveness of our disclosure controls and procedures and has determined that our disclosure controls and procedures were not effective.

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

(b) Changes in internal control over financial reporting.  There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In April 2013, we acquired certain assets from Digital Angel Corporation including the rights of two mobile game applications currently under development. Our acquisition of Digital Angel’s mobile game application business assets is still an evolving business model. Our efforts to develop these games may prove unsuccessful or, even if successful, it may take more time than we anticipate to achieve significant revenues because, among other reasons:

·	we may have difficulty optimizing the monetization of our mobile games due to our relatively limited experience creating games that include micro-transaction capabilities, advertising and offers;

·
we intend to continue to develop substantially all of our games based upon our own intellectual property, rather than well-known licensed brands, and we may encounter difficulties in generating sufficient consumer interest in and downloads of our games, particularly since we have had relatively limited success generating significant revenues from games based on our own intellectual property;

·
many well-funded public and private companies have released, or plan to release , mobile games, and this competition will make it more difficult for us to differentiate our games and derive significant revenues from them;

·	mobile games have a relatively limited history, and it is unclear how popular this style of game will become or remain or its revenue potential;

·
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

·
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

·
the billing and provisioning capabilities of some smartphones and tablets are currently not optimized to enable users to purchase games or make in-app purchases, which make it difficult for users of these smartphones and tablets to purchase our games or make in-app purchases and could reduce our addressable market, at least in the short term; and

·
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

We have acquired, and may continue to acquire, companies, products and technologies that complement our strategic direction. Acquisitions involve significant risks and uncertainties, including:

·	diversion of management time and a shift of focus from operating the businesses to issues related to integration and administration;

·	inability to successfully integrate the acquired technology and operations into our business and maintain uniform standards, controls, policies and procedures;

·	challenges retaining the key employees, customers and other business partners of the acquired business; inability to realize synergies expected to result from an acquisition;

·
an impairment of acquired goodwill and other intangible assets in future periods would result in a charge to earnings in the period in which the write-down occurs; the internal control environment of an acquired entity may not be consistent with our standards and may require significant time and resources to improve;

·
in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries; and

·
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

Some of our competitors and our potential competitors have one or more advantages over us, either globally or in particular geographic markets, which include:

·	significantly greater financial resources;

·	greater experience with the mobile games business model and more effective game monetization;

·	stronger brand and consumer recognition regionally or worldwide;

·	greater experience integrating community features into their games and increasing the revenues derived from their users;

·	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;

·	larger installed customer bases from related platforms, such as console gaming or social networking websites, to which they can market and sell mobile games;

·	more substantial intellectual property of their own from which they can develop games without having to pay royalties;

·	lower labor and development costs and better overall economies of scale;

·	greater platform-specific focus, experience and expertise; and

·	broader global distribution and presence.

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

Item 2:  Unregistered sales of equity securities and use of proceeds

In the three and nine months ended September 30, 2013, the Company issued 236 and 21,169 shares, respectively of Series A Convertible Preferred stock as dividend shares to holders, representing dividends due from January 1, 2013, through September 30, 2013.

The above issuances were made in reliance on an exemption from registration set forth in Section 4(2) of the Securities Act. The issuances did not result in any proceeds to the Company.

Item 3:  Defaults upon senior securities

None.

Item 4:  Mine safety disclosures

Not Applicable.

Item 5:  Other information

None

Item 6:  Exhibits

3.1	Restated Certificate of Incorporation filed with the State of Delaware on November 13, 2013
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT CAPITAL INVESTMENTS, INC

November 14, 2013	By:	/s/ ROBERT B. LADD
Robert B. Ladd
President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2013	By:	/s/ ROBERT P. TRAVERSA
Robert P. Traversa
Treasurer and Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

