Form 10-K
period 2013-12-31
MGT CAPITAL INVESTMENTS INC
filed 2014-03-28
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10–K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

MGT CAPITAL INVESTMENTS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	0–26886	13–4148725
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

500 Mamaroneck Avenue, Suite 204, Harrison, NY 10528, USA

(Address of principal executive offices, including zip code)

914–630–7431

(Registrant’s Telephone Number, Including Area Code)

Securities registered under section 12(b) of the Exchange Act:  Common Stock, par value $0.001 per share

Securities registered under section 12(g) of the Exchange Act:  Not applicable

Name of each exchange on which registered: NYSE MKT

Indicate by check mark if the Registrant is a well–known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☒

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S–T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b–2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated filer ☐

Non–accelerated Filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell Company (as defined in Rule 12b–2 of the Act).  Yes  ☐   No  ☒

As of June 30, 2013, the last day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the registrant’s Common Stock held by non–affiliates of the registrant was approximately $26,303,084.

As of March 28, 2014, the registrant had outstanding 8,866,686 shares of Common Stock, $0.001 par value

 MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10–K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward–looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of MGT Capital Investments, Inc. and its consolidated subsidiaries (the “Company”) to differ materially from those expressed or implied by such forward–looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward–looking statements, although not all forward–looking statements contain these identifying words. All statements other than statements of historical fact are statements that could be deemed forward–looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, our ability to enforce and monetize our patents, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations, the execution of restructuring plans; any statements concerning the likelihood of success of our patent enforcement litigation; any statement concerning developments, any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the performance of contracts by partners; employee management issues; the difficulty of aligning expense levels with revenue changes; and other risks that are described herein, including but not limited to the specific risks areas discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report, and that are otherwise described from time to time in the Company’s periodic disclosure statements and for reports filed with the Securities and Exchange Commission. The Company assumes no obligation and does not intend to update these forward–looking statements.

PART I

Item 1. Business

MGT Capital Investments, Inc. (“MGT,” “the Company,” “we,” “us”) is a Delaware corporation, incorporated in 2000. The Company was originally incorporated in Utah in 1977. MGT is comprised of the parent company, majority–owned subsidiary MGT Gaming, Inc. (“MGT Gaming”) and wholly–owned subsidiaries Medicsight, Inc. (“Medicsight”), MGT Studios, Inc. (f/k/a MGT Capital Solutions, Inc.) (“MGT Studios”) including its wholly–owned subsidiary Avcom, Inc. and its majority owned subsidiary M2P Americas, Inc., and MGT Sports, Inc. (“MGT Sports”) including its majority owned subsidiary FanTD LLC, (“FanTD”). Our Corporate office is located in Harrison, New York.

MGT and its subsidiaries are engaged in the business of acquiring, developing and monetizing assets in the online and mobile gaming space, as well as the casino industry.

MGT Gaming owns U.S. Patents 7,892,088 and 8,550,554 (the “‘088 and ‘554 patents,” respectively), both entitled "Gaming Device Having a Second Separate Bonusing Event” and both relating to casino gaming systems in which a second game played on an interactive sign is triggered once specific events occur in a first game. On November 2, 2012, MGT Gaming filed a lawsuit (No. 3:12–cv–741) in the United States District Court for the Southern District of Mississippi alleging patent infringement. The lawsuit alleges the defendants Caesars Entertainment Corporation (NASDAQ GS: CZR), MGM Resorts International, Inc. (NYSE: MGM), WMS Gaming, Inc. – a subsidiary of WMS Industries, Inc. (NYSE: WMS), Penn National Gaming, Inc. (NASDAQ GS: PENN), Scientific Games Corporation (NASDAQ: SGMS), and Aruze Gaming America, Inc. either manufacture, sell or lease gaming systems in violation of MGT Gaming's patent rights, or operate casinos that offer gaming systems in violation of MGT Gaming's ‘088 patent. An amended version of the complaint added the '554 patent, which is a continuation of the ‘088 patent. The allegedly infringing products manufactured, distributed, used, sold and/or offered for sale by defendants include at least those identified under the trade names: "Pirate Battle," "Battleship," "Clue, "Amazon Fishing," “Star Trek Battle Stations," "Castle King," "Monopoly Bigger Event," and "Paradise Fishing."

On October 23, 2013 the U.S. District Court severed the originally filed action into three separate actions:  MGT Gaming, Inc. v. WMS Gaming, Inc. and Caesars Entertainment Corporation (No. 3:13–cv–691, MGT Gaming, Inc. v WMS Gaming Inc. and MGM Resorts International, Inc. (No. 3:13–cv–692), and MGT Gaming, Inc. v Aruze Gaming America, Inc. and Penn National Gaming Inc. (No. 3:13–cv–693).  On November 4, 2013 the District Court consolidated the three severed cases for discovery purposes.  The Defendants in all three actions filed counterclaims denying infringement and asserting invalidity of both patents–in–suit.  MGT Gaming filed appropriate responses to those counterclaims, reasserting the validity and infringement of the ‘088 and ‘554 patents

On November 4, 2013, Aruze also voluntarily dismissed its separate action in Nevada which had sought a declaratory judgment that Aruze does not infringe the '088 Patent and/or that the '088 Patent is invalid or unenforceable.

On November 4, 2013, WMS filed a Petition for Inter Parties Review ("IPR")  with the United States Patent and Trademark Office ("PTO"), challenging the patent–in–suit and, on November 7, 2013, filed motions to stay litigation in both WMS actions during the IPR proceedings. Those motions were denied by the District Court on December 13, 2013. MGT Gaming’s Preliminary Response was due and filed on February 19, 2014.

On November 21, 2013, WMS filed a Petition for a Writ of Mandamus with the U.S. Court of Appeals for the Federal Circuit to reverse the decision of the district court in refusing to transfer venue to the Northern District of Illinois. The mandamus proceedings have been fully briefed by all parties and await decision by the appellate court.

On January 27, 2014, the U.S. District Court issued a Docket Order setting a Markman Hearing (also known as a claims construction hearing) for September 25, 2014 in Jackson, Mississippi before the Honorable District Judge Carlton W. Reeves for all three severed cases.

Medicsight was the owner of intellectual property relating to a medical imaging software product. The Company also has developed an automated carbon dioxide insufflation device and receives royalties on a per–unit basis from an international manufacturer. On June 30, 2013, the Company completed the sale of Medicsight’s global patent portfolio to Samsung Electronics Co., Ltd. for gross proceeds of $1.5 million.

Strategy

MGT and its subsidiaries are engaged in the business of acquiring, developing and monetizing assets in the online and mobile gaming space, as well as the casino industry. The Company’s acquisition strategy is designed to obtain control of assets with a focus on risk mitigation coupled with large potential upside. We plan to build our portfolio by seeking out large social and real money gaming opportunities via extensive research and analysis. Next, we will attempt to secure controlling interests for modest cash and/or stock outlays. MGT then budgets and funds operating costs to develop business operations and tries to motivate sellers with equity upside. While the ultimate objective is to operate businesses for free cash flow, there may be opportunities where we sell or otherwise monetize certain assets.

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

Intellectual property

MGT Gaming owns two U. S. patents covering certain features of casino slot machines. Both patents are being asserted against alleged infringers in various actions in federal court in Mississippi. We have elected to reduce our financial exposure by entering into a contingency arrangement with a nationally recognized law firm; this arrangement also reduces the potential recovery via legal judgments or settlements. While the Company is optimistic with respect to prevailing in court and the potential damages, the outcome of our patent enforcement actions cannot be predicted with any certainty nor can the timetable.

In 2013, MGT sold its portfolio of medical patents to Samsung for $1.5 million.

Competition

MGT encounters intense competition in all its businesses, in many cases from larger companies with greater financial resources. For example, Zynga, Inc. (NASDAQ: ZNGA) and Caesars Acquisition Company (NASDAQ: CACQ) both focus on social and real money online gaming. With respect to our patent infringement activities, the named defendants in our lawsuits include much larger companies such Scientific Games Corporation (NASDAQ: SGMS).

Employees

Currently, the Company and its subsidiaries have 15 full–time employees.  None of our employees is represented by a union and we believe our relationships with our employees are good.

Available information

MGT maintains a website at www.mgtci.com. The Company makes available free of charge, our annual report on Form 10–K, Quarterly Reports on Form 10–Q and current reports on Form 8–K, including any amendments to the foregoing reports, as soon as is reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission or the SEC. These materials along with our Code of Business Conduct and Ethics are also available through our corporate website at www.mgtci.com. A copy of this Annual Report on Form 10–K (“Annual report”) is located at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1–800–SEC–0330.  The public may also download these materials from the Securities and Exchange Commission’s website at http://www.sec.gov.  Any amendments to, and waivers of, our Code of Business Conduct and Ethics will be posted on our corporate website. The Company is not including the information contained at www.mgtci.com as a part of this Annual Report.

Item 1A. Risk factors

Discussion of our business and operations included in this Annual Report on Form 10–K should be read together with the risk factors set forth below. They describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.  New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our financial performance. Each of the risks described below could adversely impact the value of our securities.  These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

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

We have acquired, and may continue to acquire, companies, products and technologies that complement our strategic direction. Acquisitions involve significant risks and uncertainties, including:

•	diversion of management time and a shift of focus from operating the businesses to issues related to integration and administration;

•	inability to successfully integrate the acquired technology and operations into our business and maintain uniform standards, controls, policies and procedures;

•	challenges retaining the key employees, customers and other business partners of the acquired business; inability to realize synergies expected to result from an acquisition;

•	an impairment of acquired goodwill and other intangible assets in future periods would result in a charge to earnings in the period in which the write–down occurs; the internal control environment of an acquired entity may not be consistent with our standards and may require significant time and resources to improve;

•	in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;

•	and liability for activities of the acquired companies before the acquisition, including violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

Because acquisitions are inherently risky, our transactions may not be successful and may, in some cases, harm our operating results or financial condition.

The mobile game application business is still developing, and our efforts to develop mobile games may prove unsuccessful, or even if successful, it may take more time than we anticipate to achieve significant revenues from this activity because, among other reasons:

•	we may have difficulty optimizing the monetization of our mobile games due to our relatively limited experience creating games that include micro–transaction capabilities, advertising and offers;

•	we intend to continue to develop substantially all of our games based upon our own intellectual property, rather than well–known licensed brands, and we may encounter difficulties in generating sufficient consumer interest in and downloads of our games, particularly since we have had relatively limited success generating significant revenues from games based on our own intellectual property;

•	man well–funded public and private companies have released, or plan to release, mobile games, and this competition will make it more difficult for us to differentiate our games and derive significant revenues from them;

•	mobile games have a relatively limited history, and it is unclear how popular this style of game will become or remain or its revenue potential;

•	our mobile strategy assumes that a large number of players will download our games because they are free and that we will subsequently be able to effectively monetize the games; however, players may not widely download our games for a variety of reasons, including poor consumer reviews or other negative publicity, ineffective or insufficient marketing efforts, lack of sufficient community features, lack of prominent storefront featuring and the relatively large file size of some of our games—our thick–client games often utilize a significant amount of the available memory on a user’s device, and due to the inherent limitations of the smartphone platforms and telecommunications networks, which only allow applications that are less than 50 megabytes to be downloaded over a carrier’s wireless network, players must download one of our thick–client games either via a wireless Internet (Wi–Fi) connection or initially to their computer and then side–loaded to their device;

•	even if our games are widely downloaded, we may fail to retain users or optimize the monetization of these games for a variety of reasons, including poor game design or quality, lack of community features, gameplay issues such as game unavailability, long load times or an unexpected termination of the game due to data server or other technical issues, or our failure to effectively respond and adapt to changing user preferences through game updates;

•	the billing and provisioning capabilities of some smartphones and tablets are currently not optimized to enable users to purchase games or make in–app purchases, which make it difficult for users of these smartphones and tablets to purchase our games or make in–app purchases and could reduce our addressable market, at least in the short term; and

•	the Federal Trade Commission has indicated that it intends to review issues related to in–app purchases, particularly with respect to games that are marketed primarily to minors, and the commission might issue rules significantly restricting or even prohibiting in–app purchases or name us as a defendant in a future class–action lawsuit.

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

We compete with a continually increasing number of companies, including Zynga, King Digital, Soul & Vibe Interactive, DeNA, Gree, Nexon, and Glu. In addition, given the open nature of the development and distribution for smartphones and tablets, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start–up time or expertise.

Some of our competitors and our potential competitors have one or more advantages over us, either globally or in particular geographic markets, which include:

•	significantly greater financial resources;

•	greater experience with the mobile games business model and more effective game monetization;

•	stronger brand and consumer recognition regionally or worldwide;

•	greater experience integrating community features into their games and increasing the revenues derived from their users;

•	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non–mobile products;

•	larger installed customer bases from related platforms, such as console gaming or social networking websites, to which they can market and sell mobile games;

•	more substantial intellectual property of their own from which they can develop games without having to pay royalties;

•	lower labor and development costs and better overall economies of scale;

•	greater platform–specific focus, experience and expertise; and

•	broader global distribution and presence.

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

We believe that establishing and maintaining our brand is critical to establishing a direct relationship with end users who purchase our products from direct–to–consumer channels and to maintaining our existing relationships with distributors and content licensors, as well as potentially developing new such relationships. Increasing awareness of our brand and recognition of our games is particularly important in connection with our strategic focus of developing games based on our own intellectual property. Our ability to promote our brand and increase recognition of our games depends on our ability to develop high–quality, engaging games. If consumers, digital storefront owners and branded content owners do not perceive our existing games as high–quality or if we introduce new games that are not favorably received by them, then we may not succeed in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand and recognition of our games is costly and involves extensive management time to execute successfully, particularly as we expand our efforts to increase awareness of our brand and games among international consumers. Although we have significantly increased our sales and marketing expenditures in connection with the launch of our games, these efforts may not succeed in increasing awareness of our brand or the new games. If we fail to increase and maintain brand awareness and consumer recognition of our games, our potential revenues could be limited, our costs could increase and our business, operating results and financial condition could suffer.

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

Our success and our ability to provide high quality customer service largely depends on the efficient and uninterrupted operation of our computer and communications systems and the computers and communication systems of our third party vendors in order to accommodate any significant numbers or increases in the numbers of consumers using our service. Our success also depends upon our and our vendors' abilities to rapidly expand transaction–processing systems and network infrastructure without any systems interruptions in order to accommodate any significant increases in use of our service.

We and our service providers may experience periodic systems interruptions and infrastructure failures, which we believe will cause customer dissatisfaction and may adversely affect our results of operations. Limitations of technology infrastructure may prevent us from maximizing our business opportunities.

We cannot assure you that our and our vendors' data repositories, financial systems and other technology resources will be secure from security breaches or sabotage, especially as technology changes and becomes more sophisticated. In addition, many of our and our vendors' software systems are custom–developed and we and our vendors rely on employees and certain third–party contractors to develop and maintain these systems. If certain of these employees or contractors become unavailable, we and our vendors may experience difficulty in improving and maintaining these systems. Furthermore, we expect that we and our vendors may continue to be required to manage multiple relationships with various software and equipment vendors whose technologies may not be compatible, as well as relationships with other third parties to maintain and enhance their technology infrastructures. Failure to achieve or maintain high capacity data transmission and security without system downtime and to achieve improvements in their transaction processing systems and network infrastructure could have a materially adverse effect on our business and results of operations.

Increased security risks of online commerce may deter future use of our website, which may adversely affect our ability to generate revenue.

Concerns over the security of transactions conducted on the internet and the privacy of consumers may also inhibit the growth of the internet and other online services generally, and online commerce in particular. Failure to prevent security breaches could significantly harm our business and results of operations. We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not result in a compromise or breach of the algorithms used to protect our transaction data. Anyone who is able to circumvent our or our vendors' security measures could misappropriate proprietary information, cause interruptions in our operations or damage our brand and reputation. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Any well–publicized compromise of security could deter people from using the internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials, which would have a material adverse effect on our business.

We face the risk of system failures, which would disrupt our operations.

A disaster could severely damage our business and results of operations because our services could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect our computer systems.

Our systems and operations are vulnerable to damage or interruption from fire, floods, earthquakes, hurricanes, power loss, telecommunications failures, break–ins, sabotage and similar events. The occurrence of a natural disaster or unanticipated problems at our principal business headquarters or at a third–party facility could cause interruptions or delays in our business, loss of data or render us unable to provide our services. In addition, failure of a third–party facility to provide the data communications capacity required by us, as a result of human error, natural disaster or other operational disruptions, could cause interruptions in our service. The occurrence of any or all of these events could adversely affect our reputation, brand and business.

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

Litigation regarding intellectual property rights is common in the internet and software industries. We expect that internet technologies and software products and services may be increasingly subject to third–party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. There can be no assurance that our services do not or will not in the future infringe the intellectual property rights of third parties. Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. A successful claim of infringement against us and our failure or inability to license the infringed or similar technology could adversely affect our business.

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

Our internet domain name, www.fanthrowdown.com, is an extremely important part of our business. Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names. The regulation of domain names in the United States and in foreign countries may be subject to change. Governing bodies may establish additional top–level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

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

We anticipate that our operating results will vary widely depending on a number of factors, some of which are beyond our control. These factors are likely to include:

•	demand for our online services by consumers;

•	costs of attracting consumers to our website, including costs of receiving exposure on third–party websites;

•	costs related to forming strategic relationships;

•	loss of strategic relationships;

•	our ability to significantly increase our distribution channels;

•	competition from companies offering same or similar products and services and from companies with much deeper financial, technical, marketing and human resources;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our operations;

•	costs and delays in introducing new services and improvements to existing services;

•	changes in the growth rate of internet usage and acceptance by consumers of electronic commerce; and

•	changes and introduction of new software e.g. pop up blockers.

Because we have a limited operating history, it is difficult to accurately forecast the revenues that will be generated from our current and proposed future product offerings.

If we are unable to meet the changing needs of our industry, our ability to compete will be adversely affected.

We operate in an intensely competitive industry. To remain competitive, we must be capable of enhancing and improving the functionality and features of our online services. The internet gaming industry is rapidly changing. If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing services, technology and systems may become obsolete. There can be no assurances that we will be successful in responding quickly, cost effectively and adequately to new developments or that funds will be available to respond at all. Any failure by us to respond effectively would significantly harm our business, operating results and financial condition.

Our future success will depend on our ability to accomplish the following:

•	license and develop leading technologies useful in our business;

•	develop and enhance our existing products and services;

•	develop new services and technologies that address the increasingly sophisticated and varied needs of prospective consumers; and

•	respond to technological advances and emerging industry standards and practices on a cost–effective and timely basis.

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

In addition, on September 16, 2011, the Leahy–Smith America Invents Act (or the Leahy–Smith Act), was signed into law. The Leahy–Smith Act includes a number of significant changes to United States patent law. These changes include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The USPTO is currently developing regulations and procedures to govern administration of the Leahy–Smith Act, and many of the substantive changes to patent law associated with the Leahy–Smith Act will not become effective until one year or 18 months after enactment. Accordingly, it is too early to tell what, if any, impact the Leahy–Smith Act will have on the operation of our business. However, the Leahy–Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

We plan to commence additional legal proceedings against companies in the gaming industry to enforce our intellectual property rights, and we expect such litigation to be time–consuming, which may adversely affect our financial condition and ability to operate our business.

To license or otherwise monetize the ‘088 Patent, we have commenced legal proceedings against the owners of gaming devices pursuant to which we allege that such companies infringed on the Patent. Our viability will be highly dependent on the outcome of this litigation, and there is a risk that we may be unable to achieve the results that we desire from such litigation, which failure would harm our overall business. In addition, the potential defendants in the litigation are much larger than us and have substantially greater resources, which could make our litigation efforts more difficult.

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

While we believe that the ‘088 Patent is infringed upon by certain companies, there is a risk that a court will find the ‘088 Patent invalid, not infringed or unenforceable and/or that the U.S. Patent and Trademark Office (“USPTO”) will either invalidate the ‘088 Patent or materially narrow the scope of its claims during the course of a re–examination. In addition, even with a positive trial court verdict, the ‘088 Patent may be invalidated, found not to be infringed or rendered unenforceable on appeal. This risk may occur in litigations we bring. If this were to occur, it would have a material adverse effect on the viability of the Company and our operations.

We believe that certain gaming companies infringe on the ‘088 Patent, but recognize that obtaining and collecting a judgment against such infringers may be difficult or impossible. Patent litigation is inherently risky and the outcome is uncertain. Some of the parties that we believe infringe on the ‘088 Patent are large and well–financed companies with substantially greater resources than us. We believe that these parties would devote a substantial amount of resources in an attempt to avoid or limit a finding that they are liable for infringing on the ‘088 Patent or, in the event liability is found, to avoid or limit the amount of associated damages.

In addition there is a risk that these parties may file re–examinations or other proceedings with the USPTO or other government agencies in an attempt to invalidate, narrow the scope or render unenforceable the ‘088 Patent.

At this time, we cannot predict the outcome of such litigation or administrative action, and if we are unsuccessful in our litigation efforts for any reason, our business would be significantly harmed.

Moreover, in connection with any of our present or future patent enforcement actions, it is possible that a defendant may claim and/or a court may rule that we have violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against us or award attorneys’ fees and/or expenses to one or more of the defendants, which could be material, and if we are required to pay such monetary sanctions, attorneys’ fees and/or expenses, such payment could materially harm our operating results and financial position.

In addition, it is difficult in general to predict the outcome of patent enforcement litigation at the trial level. There is a higher rate of appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time–consuming, and the outcomes of such appeals are sometimes unpredictable, resulting in increased costs and reduced or delayed revenue.

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

Although we have received patents and have filed patent applications with respect to certain aspects of our technology, we generally do not rely on patent protection with respect to our products and technologies. Instead, we rely primarily on a combination of trade secret and copyright law, employee and third party non–disclosure agreements and other protective measures to protect intellectual property rights pertaining to our products and technologies. Such measures may not provide meaningful protection of our trade secrets, know how or other intellectual property in the event of any unauthorized use, misappropriation or disclosure. Others may independently develop similar technologies or duplicate our technologies. In addition, to the extent that we apply for any patents, such applications may not result in issued patents or, if issued, such patents may not be valid or of value. Third parties could, in the future, assert infringement or misappropriation claims against us with respect to our current or future products and technologies, or we may need to assert claims of infringement against third parties. Any infringement or misappropriation claim by us or against us could place significant strain on our financial resources, divert management’s attention from our business and harm our reputation. The costs of prosecuting or defending an intellectual property claim could be substantial and could adversely affect our business, even if we are ultimately successful in prosecuting or defending any such claims. If our products or technologies are found to infringe the rights of a third party, we could be required to pay significant damages or license fees or cease production, any of which could have material adverse effect on our business. If a claim is brought against us, or we ultimately prove unsuccessful on the claims on our merits, this could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

We have incurred significant operating losses since inception and generate limited revenues from operations. As a result, we have generated negative cash flows from operations and have an accumulated deficit of $293,833 as of December 31, 2013. We are operating in a developing industry based on a new technology and our primary source of funds to date has been through the issuance of securities and borrowing funds. There can be no assurance that management’s efforts will be successful or that the products we develop and market will be accepted by consumers. If our products are ultimately unsuccessful in the market, this could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

If we fail to maintain the adequacy of our internal accounting controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an on–going basis that we have effective internal controls over financial reporting in accordance with Section 404.  Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

If our Common Stock were to be delisted from trading on the NYSE MKT LLC and the trading price of the Common Stock were below $5.00 per share on the date the Common Stock were delisted, trading in our Common Stock would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules require additional disclosure by broker–dealers in connection with any trades involving a stock defined as a "penny stock" and impose various sales practice requirements on broker–dealers who sell penny stocks to persons other than established customers and accredited investors, generally institutions. These additional requirements may discourage broker–dealers from effecting transactions in securities that are classified as penny stocks, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell such securities in the secondary market. A penny stock is defined generally as any non–exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

If we need additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations

As we implement our growth strategies, we may experience increased capital needs. We may not, however, have sufficient capital to fund our future operations without additional capital investments. If adequate additional financing is not available on reasonable terms or at all, we may not be able to carry out our corporate strategy and we would be forced to modify our business plans (e.g., limit our expansion, limit our marketing efforts and/or decrease or eliminate capital expenditures), any of which may adversely affect our financial condition, results of operations and cash flow. Such reduction could materially adversely affect our business and our ability to compete.

Our capital needs will depend on numerous factors, including, without limitation, (i) our profitability, (ii) our ability to respond to a release of competitive products by our competitors, and (iii) the amount of our capital expenditures, including acquisitions. Moreover, the costs involved may exceed those originally contemplated. Cost savings and other economic benefits expected may not materialize as a result of any cost overruns or changes in market circumstances. Failure to obtain intended economic benefits could adversely affect our business, financial condition and operating performances.

We need to manage growth in operations to maximize our potential growth and achieve our expected revenues. Our failure to manage growth can cause a disruption of our operations that may result in the failure to generate revenues at levels we expect.

In order to maximize potential growth in our current markets, we may have to expand our operations. Such expansion will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures and management information systems. We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

We encounter competition in our business, and any failure to compete effectively could adversely affect our results of operations.

We anticipate that our competitors will continue to expand and seek to obtain additional market share with competitive price and performance characteristics. Aggressive expansion of our competitors or the entrance of new competitors into our markets could have a material adverse effect on our business, results of operations and financial condition.

If we do not compete successfully against new and existing competitors, we may lose our market share, and our operating results may be adversely affected.

We compete with other companies that may reach our target audience by means that are more effective than our current strategy. Further, if such other competitors have a long operating history, large product and service suites, more capital resources and broad international or local recognition, our operating results may be adversely affected if we cannot successfully compete.

We may not be able to respond to changing consumer preferences and our sales may decline.

We operate in markets that are subject to change, including changes in customer preferences. New fads, trends and shifts in gaming could affect the type of customers that will visit and play our sites. Content in which we have invested significant resources may fail to meet consumer demand at the time. A decrease in the level of exposure or popularity could result in a loss in sales which could have a material adverse effect on our business, prospects and financial condition.

We could face a variety of risks of expanding into a new business.

Risks of our entry into the new business line of digital media, include, without limitation: (i) potential diversion of management’s attention and other resources, including available cash, from our existing businesses; (ii) unanticipated liabilities or contingencies; (iii) the need for additional capital and other resources to expand into this new line of business; and (iv) inefficient combination or integration of operational and management systems and controls. Entry into a new line of business may also subject us to new laws and regulations with which we are not familiar, and may lead to increased litigation and regulatory risk. Further, our business model and strategy are still evolving and are continually being reviewed and revised, and we may not be able to successfully implement our business model and strategy. We may not be able to attract a sufficiently large number of audience or customers, or recover costs incurred for developing and marketing these products or services. If we are unable to successfully implement our growth strategies, our revenue and profitability may not grow as we expect, our competitiveness may be materially and adversely affected, and our reputation and business may be harmed.

In developing and marketing the new business of digital media, we may invest significant time and resources. Initial timetables for the introduction and development of our digital media business may not be achieved and price and profitability targets may not prove feasible. Furthermore, any new line of business could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of our new digital media business could have a material adverse effect on our business, results of operations and financial condition.

Item 1B. Unresolved staff comments

Not applicable.

Item 2. Properties

Our principal corporate office currently occupies 2,718 square feet of office space at 500 Mamaroneck Avenue, Suite 204, Harrison, New York under a lease that expires on November 30, 2014. The Company leases two additional spaces in Saratoga, NY (occupied by FanTD) and New York City, NY (occupied by MGT Studios) under leases which expire on October 31, 2014, and June 31, 2014, respectively. The Company believes our office is in good condition and is sufficient to conduct our operations.

Item 3. Legal proceedings

MGT Gaming owns U.S. Patents 7,892,088 and 8,500,554 (the “‘088 and ‘554 patents,” respectively), both entitled "Gaming Device Having a Second Separate Bonusing Event and both relating to casino gaming systems in which a second game played on an interactive sign is triggered once specific events occur in a first game. On November 2, 2012, MGT Gaming filed a lawsuit (No. 3:12–cv–741) in the United States District Court for the Southern District of Mississippi alleging patent infringement. The lawsuit alleges the defendants Caesars Entertainment Corporation (NASDAQ GS: CZR), MGM Resorts International, Inc. (NYSE: MGM), WMS Gaming, Inc. – a subsidiary of WMS Industries, Inc. (NYSE: WMS), Penn National Gaming, Inc. (NASDAQ GS: PENN), and Aruze Gaming America, Inc. either manufacture, sell or lease gaming systems in violation of MGT Gaming's patent rights, or operate casinos that offer gaming systems in violation of MGT Gaming's ‘088 patent. An amended version of the complaint added the '54 patent, which is a continuation of the ‘088 patent. The allegedly infringing products manufactured, distributed, used, sold and/or offered for sale by defendants include at least those identified under the trade names: "Pirate Battle," "Battleship," "Clue, "Amazon Fishing," “Star Trek Battle Stations," "Castle King," "Monopoly Bigger Event," and "Paradise Fishing."

On October 23, 2013 the U.S. District Court severed the originally filed action into three separate actions: MGT Gaming, Inc. v. WMS Gaming, Inc. and Caesars Entertainment Corporation (No. 3:13–cv–691, MGT Gaming, Inc. v WMS Gaming Inc. and MGM Resorts International, Inc. (No. 3:13–cv–692), and MGT Gaming, Inc. v Aruze Gaming America, Inc. and Penn National Gaming Inc. (No. 3:13–cv–693). On November 4, 2013 the District Court consolidated the three severed cases for discovery purposes. The Defendants in all three actions filed counterclaims denying infringement and asserting invalidity of both patents–in–suit. MGT Gaming filed appropriate responses to those counterclaims, reasserting the validity and infringement of the ‘088 and ‘554 patents

On November 4, 2013, Aruze also voluntarily dismissed its separate action in Nevada which had sought a declaratory judgment that Aruze does not infringe the '088 Patent and/or that the '088 Patent is invalid or unenforceable.

On November 4, 2013, WMS filed a Petition for Inter Parties Review ("IPR") with the United States Patent and Trademark Office ("PTO"), challenging the patent–in–suit and, on November 7, 2013, filed motions to stay litigation in both WMS actions during the IPR proceedings. Those motions were denied by the District Court on December 13, 2013. MGT Gaming’s Preliminary Response was filed on February 19, 2014.

On November 21, 2013 WMS filed a Petition for a Writ of Mandamus with the U.S. Court of Appeals for the Federal Circuit to reverse the decision of the district court in refusing to transfer venue to the Northern District of Illinois. The mandamus proceedings have been fully briefed by all parties and await decision by the appellate court.

On January 27, 2014 the District Court issued a Docket Order setting a Markman Hearing (also known as a claims construction hearing) for September 25, 2014 in Jackson, Mississippi before the Honorable District Judge Carlton W. Reeves for all three severed cases

Item 4. Mine safety disclosures

None.

PART II

Item 5. Market for registrant’s common equity, related stockholder matters and issuer’s purchases of equity securities

Market information

Our Common Stock is traded on the NYSE MKT LLC (the “Exchange”) under the symbol “MGT”.

The following table sets forth the high and low last reported sales prices (adjusted for the 1–for–500 reverse stock split of the Company’s outstanding Common Stock, immediately followed by a forward stock split of the Company’s outstanding Common Stock, at an exchange ratio of 15–for–1 shares of the Company’s outstanding Common Stock, effected March 21, 2012) of our Common Stock for each quarterly period during 2013, and 2012.

	High	Low
2013
Fourth Quarter	$3.77	$2.70
Third Quarter	5.02	3.45
Second Quarter	5.29	3.05
First Quarter	3.90	2.76

2012
Fourth Quarter	$6.99	$2.93
Third Quarter	6.05	4.24
Second Quarter	6.59	1.95
First Quarter	3.15	1.33

On March 28, 2014, the Company’s Common Stock closed on the Exchange at $1.93 per share.

As of March 28, 2014, there were 388 stockholders of record of our Common Stock.

Dividends

The Company has never declared or paid cash dividends on its Common Stock or Convertible Preferred Series A stock and has no intention to do so in the foreseeable future.

Recent sales of unregistered securities

For the period October 31, 2013 through December 16, 2013, the Company issued an aggregate 32,500 restricted shares of Common Stock, to consultants and advisors for services rendered.

For the year ending December 31, 2013, the Company issued an aggregate 21,394 shares of Convertible Preferred Series A stock, as dividend shares to record shareholders.

On December 2, 2013, the Company issued 100,000 restricted shares of Common Stock, in connection with a Settlement Agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, both parties agreed to the following: (i) the Company’s obligation to grant the Warrant and to issue the underlying Common Stock, and Century’s right to receive the Warrant and the underlying Common Stock is cancelled, (ii) Century will make a cash payment to the Company of $100 and (iii) the Company will issue to Century 100,000 shares of Common Stock subject to NYSE MKT exchange approval. These shares were subsequently issued on December 26, 2013. The stock was valued at $301, using the closing market price on December 2, 2013. Proceeds under the Settlement Agreement were received December 10, 201.

The above issuances were made in reliance on an exemption from registration set forth in Section 4(2) of the Securities Act. The issuances did not result in any proceeds to the Company.

Purchases of equity securities by the issuer

There were no repurchases of the Company’s Common Stock during the year ended December 31, 2013.

Item 6. Selected financial data.

Not applicable.

Item 7. Management’s discussion and analysis of financial condition and results of operations

Executive summary

MGT Capital Investments, Inc. (“MGT,” “the Company,” “we,” “us”) is a Delaware corporation, incorporated in 2000. The Company was originally incorporated in Utah in 1977. MGT is comprised of the parent company, majority–owned subsidiary MGT Gaming, Inc. (“MGT Gaming”) and wholly–owned subsidiaries Medicsight, Inc. (“Medicsight”), MGT Studios, Inc. (f/k/a MGT Capital Solutions, Inc.) (“MGT Studios”) including its wholly–owned subsidiary Avcom, Inc. and its majority owned subsidiary M2P Americas, Inc., and MGT Sports, Inc. (“MGT Sports”) including its majority owned subsidiary FanTD LLC, (“FanTD”). Our Corporate office is located in Harrison, New York.

MGT and its subsidiaries are primarily engaged in the business of acquiring, developing and monetizing assets in the online and mobile gaming space as well as the casino industry.

On April 16, 2013, the Company entered into an Asset Purchase Agreement to acquire certain assets and liabilities of Digital Angel Corporation, a developer and publisher of mobile games designed for tablets and smartphones. The transaction closed on April 30, 2013. On September 30, 2013, the Company entered into a nonexclusive license with Gammaker PTY to further develop and market such games in exchange for a 10% share of the gross revenues generated by Gammaker on such games.

On May 20, 2013, MGT Sports completed the acquisition of 63% of the outstanding membership interests of FanTD LLC. FanTD operates a daily fantasy sports website at www.fanthrowdown.com. Launched in 2012, FanThrowdown.com offers players the opportunity to participate in real money daily fantasy gameplay for the NFL, MLB, NCAA (basketball & football), NHL, NBA and professional golf. Players select a roster of athletes across most popular sports, and winnings are determined by the same–day performance of these rosters. Daily fantasy sports compress the timeframe of traditional fantasy sports from multi–month seasons into 24–hour periods.

On September 3, 2013, the Company entered into a Contribution and Sale Agreement (the “Contribution Agreement”) by and among the Company, Gioia Systems, and LLC (“Gioia”) and MGT Interactive, LLC (“MGT Interactive”) whereby MGT Interactive acquired certain assets from Gioia which was the inventor and owner of a proprietary method of card shuffling for the online poker market. Trademarked under the name Real Deal Poker, the technology uses patented shuffling machines, along with permutation re–sequencing, allowing for the creation of up to 16,000 decks per minute in real time. The acquisition includes seven (7) U.S. Patents and several Internet URL addresses, including www.RealDealPoker.com. The information contained in such website is not part of this annual report. Pursuant to the Contribution Agreement, Gioia contributed the assets to MGT Interactive in exchange for a 49% interest in MGT Interactive and MGT contributed $200 to MGT Interactive in exchange for a 51% interest in MGT Interactive. The $200 contributed by the Company shall be utilized as working capital, which shall be used to cover the direct and associated costs relating to the achievement of a certification from Gaming Laboratories International (“GLI”). The Company has the right to acquire an additional 14% ownership interest in MGT Interactive from Gioia in exchange for a purchase price of $300 after GLI certification is obtained. Gioia, in turn, will have the right to re–acquire the 14% interest for a period of three years at a purchase price of $500. Gioia shall have the right to certain royalty payments from the gross rake payments, and any licensing or royalty income received by MGT Interactive.

On November 11, 2013, the Company entered into an Agreement and Plan of Reorganization (the “Agreement”) with MGT Capital Solutions, Inc., a wholly owned subsidiary of the Company, Avcom, Inc. and the shareholders and option holders of Avcom, Inc. (“Avcom”). Pursuant to the Agreement, the Company acquired 100% of the capital stock of Avcom. In consideration, the Preferred Stockholders of Avcom received $550 in value of the Company’s Common Stock and the Common Stockholders and option holders of Avcom will receive an aggregate of $1,000 in value of the Company’s Common Stock. The value of the Company’s Common Stock is based on the volume weighted average closing price for the 20 trading days prior to signing the Agreement. The Avcom acquisition closed on November 26, 2013.

One half of the issuance to the Avcom Common Stockholders and option holders was placed in escrow and will be released upon the later of (i) the commercial release of an agreed upon game or (ii) six (6) months after closing. In addition, the Common Stockholders may be awarded contingent consideration of $1.0 million through the issuance of up to 333,000 of the Company’s Common Stock in the event that the game reaches $3.0 million in gross revenues within 18 months of signing the Agreement.

Avcom is a game development studio producing free to play mobile and social casino–style games. Avcom’s assets include physical and intellectual property associated with Mobileveg.as and freeawesome.com, as well as a game under development titled “SlotChamp”. Prior to entering into the Agreement, Avcom had performed certain game development consulting services for the Company for which Avcom received an aggregate of $146 as consideration for such services.

On December 4, 2013, the Company entered into a Strategic Alliance Agreement with M2P Entertainment GmbH, a German corporation (“M2P”), the newly formed Delaware corporation, M2P Americas, Inc. (“M2P Americas”) and the Company’s ’s existing subsidiary MGT Studios, Inc. The purpose of the transaction is to allow M2P Americas to market and exploit MP2’s gaming technology in North and South America through M2P Americas. As part of the transaction, the Company acquired 50.1% of M2P Americas and M2P Entertainment acquired 49.9%. The Strategic Alliance Agreement provides that the Company and M2P will jointly cooperate to launch M2P’s gaming technology in North and South America. It further provides M2P Americas with an exclusive royalty free license to M2P’s gaming technology for North and South America.

Pursuant to the terms of the Strategic Alliance Agreement, the Company will advance certain expenses to M2P Americas and the Company and M2P will provide network and human resources support to M2P Americas. The parties also entered into a Stockholders Agreement dated the same date which, among other things, grants M2P an option to purchase 10% of the Company’s ownership in M2P America at book value if the Company does not purchase equity in M2P prior to April 2, 2014.

Any advances by the Company or its subsidiaries to M2P Americas will be considered a loan bearing interest at 4% per annum or the applicable federal rate if greater. The Strategic Alliance Agreement has a term of 20 years.

On December 10, 2013, the Company entered into a Warrant Modification Agreement (the “Agreement”) with Iroquois Master Fund Ltd. (“Iroquois”). Pursuant to the Agreement, Iroquois agreed to immediately exercise its warrant to purchase 613,496 shares of Common Stock, par value $0.001 of the Company, at an exercise price of $1.50 per share, for aggregate gross proceeds to the Company of approximately $920 and (ii) agreed to terminate its right of participation in future equity offerings of the Company. In exchange, the Company agreed to reduce the warrant exercise price from $3.85 per share to $1.50 per share, and agreed not to issue any securities at a price below $2.50 per share for a period of 90 days after the date of the Agreement (other than securities granted pursuant to a stock plan or issued in connection with an acquisition or issued pursuant to an agency agreement with a registered broker–dealer provided that we agree with the broker–dealer and publicly announce that we will not sell shares for a price below $2.50 per share); this 90 day period has expired. Iroquois acquired the warrant in connection with the Company's November 2012 financing. In connection with the Agreement, the Company paid to Chardan Capital Markets, LLC (“Chardan”) a placement fee for the solicitation of the exercise of the warrants equal to 8% of the gross proceeds raised, or approximately $73 and reimbursed Chardan for $8 of its legal fees incurred.

MGT filed an application for a New Jersey Casino Service Industry Enterprise License (“CSIE”). According to regulations promulgated by the New Jersey Division of Gaming Enforcement (NJDGE), companies providing Internet gaming software or systems, and vendors who manage, control, or administer games and associated wagers conducted through the Internet, must obtain a CSIE.

Patent enforcement

MGT Gaming owns U.S. Patents 7,892,088 and 8,550,554 (the “’088 and ‘554 patents,” respectively), both entitled "Gaming Device Having a Second Separate Bonusing Event and both relating to casino gaming systems in which a second game played on an interactive sign is triggered once specific events occur in a first game.  On November 2, 2012, MGT Gaming filed a lawsuit (No. 3:12–cv–741) in the United States District Court for the Southern District of Mississippi alleging patent infringement. The lawsuit alleges the defendants Caesars Entertainment Corporation (NASDAQ GS: CZR), MGM Resorts International, Inc. (NYSE: MGM), WMS Gaming, Inc. – a subsidiary of WMS Industries, Inc. (NYSE: WMS), Penn National Gaming, Inc. (NASDAQ GS: PENN), and Aruze Gaming America, Inc. either manufacture, sell or lease gaming systems in violation of MGT Gaming's patent rights, or operate casinos that offer gaming systems in violation of MGT Gaming's ‘088 patent.  An amended version of the complaint added the ‘554 patent, which is a continuation of the ‘088 patent. The allegedly infringing products manufactured, distributed, used, sold and/or offered for sale by defendants include at least those identified under the trade names: "Pirate Battle," "Battleship," "Clue, "Amazon Fishing," “Star Trek Battle Stations," "Castle King," "Monopoly Bigger Event," and "Paradise Fishing."

On October 23, 2013, the U.S. District Court severed the originally filed action into three separate actions:  MGT Gaming, Inc. v. WMS Gaming, Inc. and Caesars Entertainment Corporation (No. 3:13–cv–691, MGT Gaming, Inc. v WMS Gaming Inc. and MGM Resorts International, Inc. (No. 3:13–cv–692), and MGT Gaming, Inc. v Aruze Gaming America, Inc. and Penn National Gaming Inc. (No. 3:13–cv–693).  On November 4, 2013, the District Court consolidated the three severed cases for discovery purposes.  The Defendants in all three actions filed counterclaims denying infringement and asserting invalidity of both patents–in–suit.  MGT Gaming filed appropriate responses to those counterclaims, reasserting the validity and infringement of the ‘088 and ‘554 patents

On November 4, 2013, Aruze also voluntarily dismissed its separate action in Nevada which had sought a declaratory judgment that Aruze does not infringe the '088 Patent and/or that the '088 Patent is invalid or unenforceable.

On November 4, 2013, WMS filed a Petition for Inter Parties Review ("IPR") with the United States Patent and Trademark Office ("PTO"), challenging the patent–in–suit and, on November 7, 2013, filed motions to stay litigation in both WMS actions during the IPR proceedings. Those motions were denied by the District Court on December 13, 2013. MGT Gaming’s Preliminary Response is due on February 19, 2014.

On November 21, 2013, WMS filed a Petition for a Writ of Mandamus with the U.S. Court of Appeals for the Federal Circuit to reverse the decision of the district court in refusing to transfer venue to the Northern District of Illinois. The mandamus proceedings have been fully briefed by all parties and await decision by the appellate court.

On January 27, 2014, the District Court issued a Docket Order setting a Markman Hearing (also known as a claims construction hearing) for September 25, 2014, in Jackson, Mississippi before the Honorable District Judge Carlton W. Reeves for all three severed cases.

Results of operations

The Company achieved the following results for the years ended December 31, 2013, and 2012, respectively:

•	Revenues totaled $396 (2012: $409).

•	Operating expenses were $9,349 (2012: $4,634).

•	Net loss attributable to Common shareholders $10,272 (2012: $5,882) resulting in a basic and diluted loss per share of $1.84 (2012: $2.62).

The decline in revenues is attributed to the Medicsight segment which was offset by additional revenues from the new Gaming segment.

Our operating expenses have increased substantially during the year ended December 31, 2013, predominantly due to non–cash expenses such as Preferred Series A warrant modification expense of $598 (2012: $nil), stock–based expense of $2,965 (2012: $753) and depreciation and amortization expense of $399 (2012: $146). Additionally in 2013 the Company made several acquisitions (Note 3) within the new Gaming segment and incurred $1,092 in associated operating costs.

Fiscal year ended December 31, 2013 vs. Fiscal year ended December 31, 2012

Medicsight software/devices

During the year ended December 31, 2013, ColonCAD sales decreased to $45 from $152 for the same period last year. Insufflator sales decreased to $33 compared to $70 for the same period last year. The decline is due to the delay in launching the next generation of the insufflator via our distributor Ultrasound.

Cost of revenue was $nil (2012: $92, attributable to the Insufflator devices).

Gross margin decreased to $78 from $130 for the same period last year due to lower revenues for this segment in 2013.

Selling, general and administrative expenses decreased to $15 in 2013, compared to $1,802 for the same period last year. Management substantially reduced headcount and streamlined operations in the first half of 2012, all non–US operations we closed. In addition in 2013 the Company did not allocate executive compensation to Medicsight from MGT Corporate, a decrease of $757 compared to 2012.

There was no research and development expense for this segment in Fiscal 2013 compared to $83 in 2012, due to the streamlining of operations in the first half of 2012.

Medicsight services

During the year ended December 31, 2013, revenue of $97 was recognized from consulting services (2012: $187). Cost of revenue was $63 (2012: $173). The decline is attributed to an employee departure during the quarter ended June 30, 2013 in this segment. Management is currently evaluating and assessing options for this segment.

Selling, general and administrative expenses were $7 (2012: $25).

Intellectual property (f/k/a MGT Gaming)

No revenues were generated in Fiscal 2013 as the Company continues to pursue its patent enforcement strategy.

Selling, general and administrative expenses were $595 (2012: $208), attributed to intellectual property amortization and consulting and legal fees.

Gaming

During the year ended December 31, 2013, revenue of $221 was recognized through our Gaming segment.

Our cost of revenue was $496, which primarily consisted of overlay incurred on the Fanthrowdown website. The website offers daily Fantasy Sports contests and charges entry fees to play. Occasionally, as an incentive for user activity some contests may pay out higher prize money than the charged entry fees, the expense is recognized as overlay and included in cost of revenues. Management expects these costs to decrease substantially as the site builds its user base and increases liquidity.

There is no comparable revenue or cost of revenue for the same period last year as this is a new segment for 2013.

Our selling, general and administrative expenses were $1,092, which primarily related to information technology and marketing costs associated with the Fanthrowdown website. There is no comparable selling, general and administrative expense for last year as this is a new segment beginning May 20, 2013.

In the year ended December 31, 2013 the Company recognized $73 of research and development expense (2012: $nil), attributed to product development costs in MGT Interactive and MGT Studios.

Unallocated corporate/other

Selling, general and administrative expenses during the year ended December 31, 2013 increased to $7,567 from $2,516 in 2012. A substantial portion of this increase relates non–cash expenses such as stock–based expense of $2,965 (2012: $753), Preferred Series A warrant modification expense of $598 (2012: $nil) and depreciation and amortization expense of $399 (2012: $146). In addition the Company did not allocate executive compensation expense to Medicsight from MGT Corporate this year, resulting in an increase of $757 from 2012.

The Company recorded $30 in interest and other income for Fiscal 2013 (2012: an expense of $99, primarily attributed to interest payments on the Convertible Note).

Liquidity and capital resources

	Year ended December 31,
	2013	2012
Working capital summary:
Cash and cash equivalents (excluding $140 and $2,039 restricted cash in December 31, 2013, and 2012, respectively)	$4,642	$3,443
Other current assets	175	349
Current liabilities	(985)	(581)
Working capital surplus	$3,832	$3,211

	Year ended December 31,
	2013	2012
Cash flow summary:
Cash (used in) / provided by:
Operating activities	$(5,058)	$(3,467)
Investing activities	2,222	(250)
Financing activities	4,035	3,439
Effects of exchange rates on cash and cash equivalents	–	17
	$1,199	$(261)

On December 31, 2013, MGT’s cash and cash equivalents were $4,642 excluding $140 of restricted cash. The Company continues to exercise discipline with respect to current expense levels, as revenues remain limited. Our cash and cash equivalents have increased during 2013, primarily from $2,222 and $4,035 provided by investing and financing activities respectively.

Operating activities

Our net cash used in operating activities differs from the net loss predominantly because of various non–cash adjustments such as depreciation, amortization of intangibles, modification of Preferred Series A warrants, accretion of convertible note discount, amortization of deferred financing cost, loss on extinguishment of convertible note, stock–based compensation and movements in working capital.

Investing activities

Restricted cash

With fewer than 345,012 shares of Preferred Stock outstanding, $2,000 was released out of restricted cash as the Company is no longer subject to the Cash Maintenance provision of the Purchase Agreement under which the Preferred Stock was originally sold in October 2012 (Note 9).

Avcom

On November 11, 2013, the Company entered into an Agreement and Plan of Reorganization (the “Agreement”) with MGT Capital Solutions, Inc., a wholly owned subsidiary of the Company, Avcom, Inc. and the shareholders and option holders of Avcom, Inc. (“Avcom”). Pursuant to the Agreement, the Company acquired 100% of the capital stock of Avcom. In consideration, the Preferred Stockholders of Avcom received $550 in value of the Company’s Common Stock and the Common Stockholders and option holders of Avcom will receive an aggregate of $1,000 in value of the Company’s Common Stock. The value of the Company’s Common Stock is based on the volume weighted average closing price for the 20 trading days prior to signing the Agreement. The Avcom acquisition closed on November 26, 2013.

One half of the issuance to the Avcom Common Stockholders and option holders was placed in escrow and will be released upon the later of (i) the commercial release of an agreed upon game or (ii) six (6) months after closing. In addition, the Common Stockholders may be awarded contingent consideration of $1,000 through the issuance of up to 333,000 of the Company’s Common Stock in the event that the game reaches $3,000 in gross revenues within 18 months of signing the Agreement. Although the Company is currently evaluating the accounting treatment of the Agreement, the Company believes that the acquisition will constitute a “Significant Acquisition” for accounting purposes.

Avcom is a game development studio producing free to play mobile and social casino–style games. Avcom’s assets include physical and intellectual property associated with Mobileveg.as and freeawesome.com, as well as a game under development titled “SlotChamp”. Prior to entering into the Agreement, Avcom had performed certain game development consulting services for the Company for which Avcom received an aggregate of $146 as consideration for such services.

Real Deal Poker

On September 3, 2013, the Company entered into a Contribution and Sale Agreement (the “Contribution Agreement”) with Gioia Systems, LLC. (“Gioia”) and MGT Interactive) whereby MGT Interactive acquired certain assets from Gioia,   the inventor and owner of a proprietary method of card shuffling for the online poker market. Trademarked under the name Real Deal Poker, the technology uses patented shuffling machines, along with permutation re–sequencing, allowing for the creation of up to 16,000 decks per minute in real time. The acquisition includes seven (7) U.S. Patents and several Internet URL addresses, including www.RealDealPoker.com. Pursuant to the Contribution Agreement, Gioia contributed the assets to MGT Interactive in exchange for a 49% interest in MGT Interactive and MGT contributed $200 to MGT Interactive in exchange for a 51% interest in MGT Interactive. The $200 contributed by the Company will be utilized as working capital   to cover the direct and associated costs relating to the achievement of a certification from Gaming Laboratories International (“GLI”). The Company has the right to acquire an additional 14% ownership interest in MGT Interactive from Gioia in exchange for a purchase price of $300 after GLI certification is obtained. Gioia, in turn, will have the right to re–acquire the 14% interest for a period of three years at a purchase price of $500. Gioia has the right to certain royalty payments from the Gross Rake payments, and any licensing or royalty income received by MGT Interactive.

Simultaneously with the entry into the Contribution Agreement, the Company and Gioia entered into a Limited Liability Company Agreement which serves as the operating agreement for MGT Interactive, and a consulting agreement (the “Consulting Agreement”) with Gioia to provide services to the Company primarily related to obtaining GLI Certification. The Consulting Agreement terminates on the earlier of January 31, 2014 or the date on which GLI Certification is obtained. In the event that GLI Certification is obtained prior to January 31, 2013, the Consulting Agreement shall be extended for an additional year. Pursuant to the Consulting Agreement, Gioia will receive a monthly consulting fee of $10 of which $5 is paid in cash per month and $5 is deferred until GLI certification is obtained. The Company expensed $179 for Fiscal 2013. Testing concluded on January 29, 2014, and GLI reported random behavior suitable for the applications that were analyzed. The Company is discussing with GLI the final steps to certification.

FanTD

On May 20, 2013, the Company completed the acquisition of 63% of FanTD in exchange for an aggregate purchase of $3,220 consisting of 600,000 shares of MGT Common Stock at a fair value of $5.03 per share for a total of $3,018 and a cash payment of $202. The fair value of the 37% non–controlling interest retained by the sellers in this transaction amounted to $1,882. The Company’s acquisition of FanTD is the Company’s initial venture in the online and mobile gaming and wagering space.

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

Digital Angel

On May 2, 2013, the Company purchased certain mobile game application assets from Digital Angel Corporation. The purchase price consisted of a cash payment in the amount of $136 and 50,000 restricted shares of the Company’s Common Stock with an aggregate fair value of $202 as of the date this transaction was completed. The Company determined the acquisition constitutes a purchase of assets in accordance with guidance of ASC 805 “Business Combinations”.

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

MGT Gaming

On May 11, 2012, the Company entered into a Contribution and Sale Agreement (the “Sale Agreement”) with J&S Gaming, Inc. (“J&S”), and MGT Gaming, Inc. (“MGT Gaming”) for the acquisition of U.S. Patent #7,892,088, entitled “Gaming Device Having a Second Separate Bonusing Event.” Pursuant to the Sale Agreement and certain ancillary agreements executed simultaneous thereto, (i) J&S sold a patent to MGT Gaming in exchange for 1,000 shares (constituting 100% ownership) of MGT Gaming Common Stock, par value $0.001 (the “MGT Gaming Shares”); and (ii) the Company purchased from J&S 550 MGT Gaming Shares constituting 55% ownership in exchange for $200 cash and a four (4) year warrant to purchase 350,000 shares of the Company’s Common Stock at an exercise price of $4.00 per share (the “J&S Warrant”).

Medicsight

During the year ending December 2012, the Company purchased 67 shares of Medicsight Ltd’s ordinary shares for cash consideration of $51.

Financing activities

Warrant exercises

On April 26, 2013, the Company made an offer to the holders of the Company’s $3.85 Common Stock Purchase Warrants (the “Warrants”), providing if such investors exercised one Warrant, they would have the right to exchange up to two additional Warrants for 5/8ths per share of Common Stock per Warrant exchanged. The results of the offer were that holders of 715,742 Warrants elected to exercise their Warrants. Total proceeds received from the exercise of 715,742 Warrants were $2,757.

During the year ending December 31, 2013, 357,204 of the Company’s $3.00 Common Stock Purchase Warrants were exercised. Of the warrant conversions, 210,529 were cashless and 146,675 were exercised for total proceeds of $440.

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

On December 10, 2013, the Company entered into a Warrant Modification Agreement (the “Agreement”) with Iroquois Master Fund Ltd. (“Iroquois”). Pursuant to the Agreement, Iroquois agreed to immediately exercise its warrant to purchase 613,496 shares of Common Stock, par value $0.001 of the Company, at an exercise price of $1.50 per share, for aggregate gross proceeds to the Company of $920 and (ii) agreed to terminate its right of participation in future equity offerings of the Company. In exchange, the Company agreed to reduce the warrant exercise price from $3.85 per share to $1.50 per share, and agreed not to issue any securities at a price below $2.50 per share for a period of 90 days after the date of the Agreement (other than securities granted pursuant to a stock plan or issued in connection with an acquisition or issued pursuant to an agency agreement with a registered broker–dealer provided that we agree with the broker–dealer and publicly announce that we will not sell shares for a price below $2.50 per share); this 90 day period has expired. Iroquois acquired the warrant in connection with the Company's November 2012 financing. In connection with the Agreement, the Company paid to Chardan Capital Markets, LLC a placement fee for the solicitation of the exercise of the warrants equal to 8% of the gross proceeds raised, or approximately $73 and reimbursed Chardan for $9 of its legal fees, resulting in net proceeds of $838.

Century

On December 2, 2013, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Century. Pursuant to the Settlement Agreement, both parties agreed to the following: (i) the Company’s obligation to grant the Warrant and to issue the underlying Common Stock, and Century’s right to receive the Warrant and the underlying Common Stock is cancelled, (ii) Century will make a cash payment to the Company of $100 and (iii) the Company will issue to Century 100,000 shares of Common Stock subject to NYSE MKT exchange approval. These shares were subsequently issued on December 26, 2013. The stock was valued at $301, using the closing market price on December 2, 2013. Proceeds under the Settlement Agreement were received December 10, 2013 (Note 11).

Convertible note

On May 29, 2012, MGT entered into an agreement with an investor providing $3.5 million of capital in support of the Company’s strategy to monetize intellectual property. The capital raise comprised the sale of $3.5 million of Notes plus HB Warrants to purchase MGT Common Stock. The Company paid $372 of financings costs associated to this note issuance.

On October 9, 2012, the Company executed two identical exchange agreements (collectively, the “Agreements”) settling the outstanding Note for a cash payment of $3.5 million and 100,000 shares of the Company’s Common Stock valued at $415, using the opening price of the Company’s Common Stock on October 9, 2012. The net carrying amount of the Note on the date of extinguishment was $2,698 which was comprised of the amount due at maturity of $3,500 less unamortized debt discount of $802 related to the amount allocated to the warrants and the beneficial conversion feature at issuance. The total reacquisition price of $3,915 was allocated first to the repurchased beneficial conversion feature by recording a reduction of additional paid–in capital of $1,341 measured as the intrinsic value of that conversion feature at the extinguishment date with the residual amount of the reacquisition price of $2,574 allocated to the Note. The difference between the reacquisition price allocated to the Note and the net carrying amount of the Note resulted in a gain of $124 which when netted with the write–off of unamortized deferred financing costs of $462 and legal cost of $17, at extinguishment resulted in a total loss on extinguishment of $355. Extinguishment of debt, gains and losses, including fees, incurred in connection with the early extinguishment of debt are charged to current earnings as reductions in non–operating expenses.

Convertible Preferred Series A

On November 2, 2012, the Company closed two separate financing agreements with various institutional investors providing an aggregate of $5.9 million of capital. The capital raise was comprised of the sale of 1,380,362 shares of Preferred Stock (including 2,760,724 warrants to purchase MGT Common Stock), resulting in gross proceeds of $4.5 million, plus a separate sale of 453,000 shares of MGT Common Stock at $3.01 per share for gross proceeds of $1.4 million. On October 26, 2012, this transaction was approved by the Exchange. The Preferred Stock is convertible into the Company's Common Stock at a fixed price of $3.26 per share and carries a 6% dividend. During February and March 2013, 241,748 and 30,000 shares of the Company’s Preferred Convertible Series A Stock were converted into 241,748 and 30,000 shares, of the Company’s Common Stock, respectively. The Warrants have a five–year life and are exercisable at $3.85 per MGT share; the Company issued a total of 2,760,724 warrants. The Common Stock was sold at $3.01 per share with a total of 453,000 shares sold, under its S–3 Registration Statement (Registrant No. 333–182298), which was declared effective on September 25, 2012.

Risks and uncertainties related to our future capital requirements

The Company has incurred significant operating losses since inception and continues to generate losses from operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $293,833 at December 31, 2013. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that the products or patent monetization strategy will be successful. Furthermore, it is contemplated that any acquisitions may require the Company to raise capital; such capital may not be available on terms acceptable to the Company, if at all.

On December 30, 2013, and as amended on March 27, 2014, the Company entered into an At the Market Offering Agreement (the “Agreement”) with Ascendiant Capital Markets, LLC (the “Manager”).

Pursuant to the Agreement, the Company may offer and sell shares of its Common Stock (the “Shares”) having an aggregate offering price of up to $8.5 million from time to time through the Manager. The Shares sold in the offering will be issued pursuant to the Company’s effective shelf registration statement on Form S–3 (File No. 333–182298) previously filed with the Securities and Exchange Commission (the “SEC”) in accordance with the provisions of the Securities Act of 1933, as amended (the “Securities Act”), as supplemented by a prospectus supplement dated December 30, 2013 for the sale of up to $8.5 million of Shares, which the Company filed with the SEC pursuant to Rule 424(b)(5) under the Securities Act.

The Manager is not required to sell any specific number or dollar amount of Shares but will use its commercially reasonable efforts, as the Company's agent and subject to the terms of the Agreement, to sell the Shares offered, as instructed by the Company. Such instructions will include notice as to the maximum amount of shares of the Company’s Common Stock to be sold by the Manager on a daily basis and the minimum price per share at which such shares may be sold.

The Agreement provides that the Company will pay the Manager a fee of 3.0% of the gross sales price of any Shares sold through the Manager. The Agreement contains customary representations, warranties and agreements of the Company and the Manager and customary conditions to completing future sale transactions, indemnification rights and obligations of the parties and termination provisions.

The Company intends to use the net proceeds from any sales of Shares in the offering for working capital, capital expenditures, and general business purposes. The Company's management will have significant flexibility in applying the net proceeds of this offering.

At December 31, 2013, MGT’s cash, cash equivalents and restricted cash were $4,782, including $271 held in FanTD and $6 held in MGT Gaming.

Management believes that the current level of working capital along with the At the Market Offering Agreement, will be sufficient to allow the Company to maintain its operations into April 2015.

To date we have primarily financed our operations through private placements of equity and debt securities. To the extent that additional capital is raised through the sale of equity or equity–related securities of the Company or its subsidiaries, the issuance of such securities could result in dilution to our stockholders.

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

Currently the Company anticipates it has sufficient cash on hand, along with the At the Market Offering Agreement to continue operations at least through April 2015, at which point the Company may need to seek additional sources of financing. There is no guarantee that additional sources of financing will be available or on terms acceptable to the Company, if at all.

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

Commitments

Consulting agreements

On October 26, 2012, the Company entered into a one–year financial advisory and consulting agreement with a national investment–banking firm. Compensation under the agreement includes cash consideration of $250 and 120,000 shares of restricted Common Stock. Under the terms of the agreement, there are no penalties or liabilities to the Company if approval is not received. Issuances of restricted Common Stock to service providers as compensation for services are subject to shareholder approval. These shares were subsequently issued on September 4, 2013 (2012: None). The stock was valued at $504, the closing market price on that date. For the year ended December 31, 2013, the Company expensed $188 in cash and $504 in stock consideration (2012: $42 and $nil respectively).

In November 2012, in connection with the sale of the Preferred Stock, the Company was required to enter into investor/public relations service agreements, with terms of seven, ten and twelve months. Compensation under the agreements included cash consideration of $444, the issuance of 100,000 shares of Preferred Stock and 400,000 warrants to purchase MGT Common Stock. Issuance of Preferred Stock and warrants to service providers as compensation for services are subject to shareholder and NYSE MKT approval. No shares were approved or issued as of December 31, 2013 (2012: None). Under the terms of the agreements, there are no penalties or liabilities to the Company if approval is not received.

The twelve–month agreement was mutually terminated in January 2013, reducing the remaining cash consideration due by $108 and the stock consideration still owed under the agreement was further renegotiated on May 3, 2013, to replace the issuance of 100,000 shares of Preferred Stock and 200,000 warrants to purchase MGT Common Stock with the issuance of 50,000 shares of Restricted Common Stock, subject to NYSE MKT exchange approval. These shares were subsequently issued on September 4, 2013. The stock was valued at $206, using the closing market price on that date. For the year ended December 31, 2013, the Company expensed $228 in cash and $407 in stock consideration (2012: $79 and $nil respectively).

On May 3, 2013, the seven–month agreement was mutually terminated, reducing the future cash consideration due by $20 in consideration of having a month–to–month service agreement for $15 per month. This agreement was cancelled in August 2013.

The ten–month agreement terminated in accordance with its terms on September 19, 2013, however, because the obligation to meet the timeframe contemplated and the issuance of the Warrant was never made, management determined it was in the best interest of the Company to enter into a settlement regarding the Warrant issuance. On December 2, 2013, the Company entered into a Settlement Agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, both parties agreed to the following: (i) the Company’s obligation to grant the Warrant and to issue the underlying Common Stock, and Century’s right to receive the Warrant and the underlying Common Stock is cancelled, (ii) Century will make a cash payment to the Company of $100 and (iii) the Company will issue to Century 100,000 shares of Common Stock subject to NYSE MKT exchange approval. Proceeds under the Settlement Agreement were received December 10, 2013. The shares were issued on December 26, 2013. The stock was valued at $301, using the closing market price on that date.

For the years ended December 31, 2013, the Company paid $415 in cash consideration (2012: $121), and recognized $911 (2012: $nil) of stock–based expense relating to the agreements.

Haller agreements

On September 30, 2013, the Company and Michael Haller (“Haller”) agreed to terminate the June 1, 2013, Employment Agreement between the Company and Haller. In addition, the Company agreed to license certain intellectual property obtained from Digital Angel Corporation to Gammaker Pty. Ltd (“Gammaker”), a Singapore entity controlled by Haller in exchange for a 10% share of the gross revenues generated by Gammaker on such licensed assets. The Company also sold to Haller certain trademarks owned by the Company for consideration of $6, which was received on October 17, 2013.

Lease agreements

In September 2011, the Company entered into a 39–month lease agreement for office space located in Harrison, New York, terminating on November 30, 2014. Under the agreement our total rental payments over the 39–month lease period are $240, inclusive of three months of free rent and a refundable rental deposit of $39, held as restricted cash.

A satellite office in Tokyo, Japan was closed in January 2012, and the rental deposit of $128 was returned.

Beginning August 1, 2011, the Company’s UK office lease was on a month–to–month basis, with total monthly rental payments of $13 along with a rental deposit of $25. In February 2012, the Company moved to a smaller office in the same location with month–to–month rental payments of $4 and a rental deposit of $6. We terminated this lease effective June 30, 2012, to streamline operations. The Company no longer maintains a UK office.

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

Software developed for internal use

The Company follows Accounting Standards Codification (“ASC”) 350–40 “Intangibles–Internal Use Software” on accounting for the costs of computer software developed or obtained for internal use. Costs incurred during the preliminary stage are expensed as incurred by the Company. Certain qualifying costs incurred during the application development stage are capitalized as property, equipment and software by the Company. The Company begins capitalization when the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended.

Intangible assets

Estimates of future cash flows and timing of events for evaluating long–lived assets for impairment are based upon management’s judgment. If any of our intangible or long–lived assets are considered to be impaired, the amount of impairment to be recognized is the excess of the carrying amount of the assets over its fair value. Applicable long–lived assets are amortized or depreciated over the shorter of their estimated useful lives, the estimated period that the assets will generate revenue, or the statutory or contractual term in the case of patents. Estimates of useful lives and periods of expected revenue generation are reviewed periodically for appropriateness and are based upon management’s judgment.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. The Company is required to perform impairment reviews at each of its reporting units annually and more frequently in certain circumstances.

In accordance with ASC 350–20 “Goodwill”, the Company is able to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two–step goodwill impairment test. If the Company concludes that it is more likely than not that the fair value of a reporting unit is not less than its carrying amount it is not required to perform the two–step impairment test for that reporting unit.

Virtual currency liability related to Avcom

Users of the Company’s website maintain virtual currency balances which are accumulated as users participate in the Company’s online games. The amounts may become payable in cash by the Company once the user’s virtual currency balance exceeds a certain minimum threshold; a virtual currency balance of $10.00 or $20.00 based upon initial date of enrollment on the site. User accounts expire after six months of inactivity. The Company records an accrual for potential virtual currency payouts at the end of each reporting period based on historical payout experience and current virtual currency balances. At December 31, 2013 the Company recorded a liability of $10 relating to potential future virtual currency payouts.

Deferred financing costs

In conjunction with the issuance of Senior Secured Convertible Notes on June 1, 2012, the Company incurred certain financing costs, including the issuance of Common Stock. The Company accounts for deferred financing costs in accordance with ASC 470–10 “Debt”. Deferred financing costs are amortized through periodic charges to other non–operating expenses over the term of the related financial instrument using the effective interest method.

Convertible instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities” and ASC 470 “Debt”. Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re–measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule, when the host instrument is deemed to be conventional as that term is described under applicable GAAP.

Beneficial conversion features

From time to time, the Company may issue convertible instruments that may have conversion prices that create an embedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying Common Stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of any detachable equity instruments, if any related equity instruments were granted with the debt. The intrinsic value of the beneficial conversion feature is recorded as a discount with a corresponding amount to additional paid–in–capital. A discount to the convertible instrument is accreted to expense over the life of the instrument using the effective interest method.

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

Multiple–element arrangements — the Company enters into arrangements with visualization solution partners and original equipment manufacturers. For such arrangements, the Company recognizes revenue using the Multiple–Deliverable Revenue Arrangements. For our multiple–element arrangements, deliverables are separated into more than one unit of accounting when (i) the delivered element(s) have value to the customer on a stand–alone basis, and (ii) delivery of the undelivered element(s) is probable and substantially in our control.

The revenue allocated to each deliverable will then be recorded in accordance with existing revenue recognition guidance for stand–alone component sales and services.

•	Software – License fee revenue is derived from the licensing of computer software. Maintenance revenue is derived from software maintenance. Our software licenses are generally sold as part of an arrangement that includes maintenance and support.

The Company generally offers terms that require payment 30 – 45 days from invoicing. Provided that the Reseller: (i) assumes all risk of the purchase, (ii) has the ability and obligation to pay regardless of receiving payment from the end user, and (iii) all other revenue recognition criteria are met, license revenue from Resellers is recognized upon shipment of its product to vendors (“sell–in basis”).

Revenue from license fees is recognized when notification of shipment to the end user has occurred, there are no significant Company obligations with regard to implementation and the Company’s services are not considered essential to the functionality of other elements of the arrangement.

•	Maintenance – Revenue from maintenance and support arrangements is deferred and recognized ratably over the term of the maintenance and support arrangements.

•	Hardware – Revenue is derived from sales of our automated carbon dioxide insufflation device. The device is sold and warrantied exclusively through our distribution partner Ultrasound Technologies, Ltd. with the Company receiving a royalty on each unit sold. Revenue is recognized as orders are satisfied and delivered by our supplier.

•	Services–consulting – Consulting revenue is earned over the period in which the Company provides the related services. The Company recognizes consulting revenue as it meets the terms of the underlying contract on the terms of the agreement.

•	Gaming fees – Revenue represents income earned as entry fees for a daily fantasy sports contest and is presented net of any bonus points applied by customers. Once a contest concludes, the Company recognizes the income earned as revenue.

•	Advertising – Revenue is earned with certain advertising service providers for advertisements within our games and revenue from these advertisers is generated through impressions, click–throughs, banner ads and offers. Revenue is recognized as advertisements are delivered, an executed contract exists, the price is fixed or determinable and collectability has been reasonably assured. Delivery generally occurs when the advertisement has been displayed or the offer has been completed by the user.

Research and development

The Company incurs costs in connection with the development of software products that are intended for sale. Costs incurred prior to technological feasibility being established for the product are expensed as incurred. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight–line amortization over the remaining estimated economic life of the product. Amortization commences when the product is available for general release to customers.

The Company concluded that capitalizing such expenditures on completion of a working model was inappropriate because the Company did not incur any material software production costs and therefore expenses were all research and development costs. Our research and development costs are comprised of staff, consultancy and other costs expensed on our products.

Equity–based compensation

The Company recognizes compensation expense for all equity–based payments in accordance with ASC 718 “Share-based payments". Under fair value recognition provisions, the Company recognizes equity–based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

Restricted stock awards are granted at the discretion of the Company. These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically over an eighteen month period (vesting on a straight–line basis). The fair value of a stock award is equal to the fair market value of a share of Company stock on the grant date

The fair value of option award is estimated on the date of grant using the Black–Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions are the expected stock volatility, the risk–free interest rate, the option’s expected life and the dividend yield on the underlying stock. Expected volatility is calculated based on the historical volatility of our Common Stock over the expected option life and other appropriate factors. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on our Common Stock and does not intend to pay dividends on our Common Stock in the foreseeable future. The expected forfeiture rate is estimated based on historical experience.

Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, our equity–based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the equity–based compensation expense could be significantly different from what the Company has recorded in the current period.

The Company accounts for share–based payments granted to non–employees in accordance with ASC 505, “Equity Based Payments to Non–Employees”. The Company determines the fair value of the stock–based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group in deciding how to allocate resources and in assessing performance. Our chief operating decision–making group is composed of the chief executive officer and chief financial officer. We operate in four operational segments, Medicsight Software/Devices, Medicsight Services, Gaming and Intellectual Property. MGT Gaming is now referred to as Intellectual Property. Gaming is a new segment for the current year. Certain corporate expenses are not allocated to segments.

Recent accounting pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Item 7A. Quantitative and qualitative disclosure about market risk

We are a smaller reporting company and therefore, we are not required to provide information required by this Item on Form 10–K.

Item 8. Financial statements and supplementary data

See Financial Statements and Schedules attached hereto.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A. Controls and procedures

(a)	Evaluation of disclosure controls and procedures.

The Company has established controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company (including its combined subsidiaries) in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the communication to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s annual report on internal control over financial reporting.

SEC rules implementing Section 404 of the Sarbanes–Oxley Act of 2002 require our 2013 Annual Report on Form 10–K to contain management’s report regarding the effectiveness of internal control over financial reporting. As a basis for our report, we tested and evaluated the design, documentation, and operating effectiveness of our internal control.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a–15(f) under the Exchange Act, of MGT Capital Investments, Inc. and its subsidiaries. The Company’s internal control over financial reporting consists of policies and procedures that are designed and operated to provide reasonable assurance about the reliability of the Company’s financial reporting and its process for preparing financial statements in accordance with generally accepted accounting principles (“GAAP”).  There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Item 9B. Other information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Position
H. Robert Holmes	70	Chairman of the Board, Chairman of the Nomination and Compensation Committee, Audit Committee Member, Independent Director
Michael Onghai	44	Chairman of the Audit Committee, Nomination and Compensation Committee Member, Independent Director
Robert B. Ladd	55	President, Chief Executive Officer and Director
Robert P. Traversa	49	Treasurer, Chief Financial Officer and Director

Directors are elected based on experience, qualifications and in accordance with the Company’s by–laws to serve until the next annual stockholders meeting and until their successors are elected in their stead.  Officers are appointed by the Board of Directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the Board of Directors. There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

H. Robert Holmes was elected as a director in May 2012. From 2008 to 2012, Mr. Holmes has served on the board of Dejour Energies Inc. (NYSE–MKT: DEJ, 2008–2013). Mr. Holmes was the founder and general partner of Gilford Partners Hedge Fund. From 1980–1992, Mr. Holmes was the Co–Founder, President of Gilford Securities, Inc. Previously, Mr. Holmes served in various positions with Paine Webber and Merrill Lynch. Mr. Holmes has served on the Board of Trustees North Central College in Naperville, II; Board of Trustees of Sacred Heart Schools, Chairman of Development Committee, in Chicago, IL; Board of Trustees of Crested Butte Academy where he was Chairman of Development Committee; and the Board of Trustees Mary Wood Country Day School, Rancho Mirage, CA. The board believes that Mr. Holmes has the experience, qualifications, attributes and skills necessary to serve as a director because of his years of business experience and service as a director for many companies over his career.

Michael Onghai was appointed a director in May 2012. Mr. Onghai has been the CEO of LookSmart (NASDAQ CM: LOOK), since February 2013. He has been the founder and Chairman of AppAddictive, an advertising and social commerce platform since July 2011. Mr. Onghai is the President of Snowy August Management LLC, a special situations fund concentrating on the Asian market, spin–offs and event–driven situations. Mr. Onghai is the founder of Stock Sheet, Inc., and Daily Stocks, Inc. – the web's early providers of financial information and search engine related content for financial information. Mr. Onghai has founded several other internet technology companies for the last two decades. Mr. Onghai is an advisor to several internet incubators and is a panelist who advises FundersClub on which companies to accept for its pioneering venture capital platform. Mr. Onghai has earned his designation as a Chartered Financial Analyst (2006) and holds a B.S. in Electrical Engineering and Computer Science from the University of California, Los Angeles and graduated from the Executive Management Certificate Program in Value Investing (The Heilbrunn Center for Graham & Dodd Investing) Graduate School of Business at Columbia Business School. The board believes that Mr. Onghai has the experience, qualifications, attributes and skills necessary to serve as a director and chairman of the Audit Committee because of his years of business experience and financial expertise.

Robert B. Ladd joined the Company in December 2010 as a Director. He was named Interim President and CEO in February 2011, and appointed President and CEO in January 2012. Mr. Ladd is the Managing Member of Laddcap Value Advisors, LLC, which serves as the investment manager for various private partnerships, including Laddcap Value Partners LP. Prior to forming his investment partnership in 2003, Mr. Ladd was a Managing Director at Neuberger Berman, a large international money management firm catering to individuals and institutions. From 1992 through November 2002, Mr. Ladd was a portfolio manager for various high net worth clients of Neuberger Berman. Prior to this experience, Mr. Ladd was a securities analyst at Neuberger from 1988 through 1992. Mr. Ladd is a former Director of InFocus Systems, Inc. (NASDAQ – INFS, 2007 to 2009), and served on the board of Delcath Systems, Inc. (NASDAQ – DCTH, 2006–2012). Mr. Ladd has earned his designation as a Chartered Financial Analyst (1986). Based on Mr. Ladd’s familiarity with the Company in serving as our Chief Executive Officer since 2011 and his overall background and experience as an executive in the financial industry, the Nominating Committee of the Board of Directors concluded that Mr. Ladd has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board of Directors.

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

Arrangements relative to appointment as Director

Under an Amended and Restated Securities Purchase Agreement dated December 9, 2010 (the “Purchase Agreement”) between the Company and Laddcap Value Partners, LP (the “Purchaser”), the Purchaser agreed to purchase 195,000 shares of the Company’s Common Stock for $1,000. The Company appointed Robert B. Ladd, as director to fill the vacancy caused by the resignation of Tim Paterson–Brown. The Purchase Agreement closed on December 13, 2010. On February 9, 2011, all 239,520 shares of the Company's Common Stock held by the Purchaser were transferred from the Purchaser to Laddcap Value Partners III LLC (“Laddcap”). Mr. Ladd is the managing member of Laddcap.

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

(ii)	any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease–and–desist order, or removal or prohibition order; or

(iii)	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(6)	being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self–regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member (covering stock, commodities or derivatives exchanges, or other SROs).

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

Copies of the Code of Business Conduct and Ethics, the Anti–Fraud Policy, the Whistleblower Policy and the MGT Share Dealing Code can be obtained, without charge by writing to the Corporate Secretary at MGT Capital Investments, Inc., 500 Mamaroneck Avenue, Suite 204, Harrison, NY 10528, or through our corporate website at www.mgtci.com.

Section 16(a) Beneficial ownership reporting compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Other than as disclosed below and based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transaction were reported, we believe that during the fiscal year ended December 31, 2013, our officers, directors and greater than ten percent stockholders timely filed all reports and did not miss any filings as required to file under Section 16(a).

Audit Committee and Audit Committee financial expert

On November 25, 2004, the Company’s Board of Directors established an Audit Committee to carry out its audit functions. At December 31, 2013, the membership of the Audit Committee was Michael Onghai and H. Robert Holmes.

The Company’s Board of Directors has determined that Michael Onghai, an independent director, is the Audit Committee financial expert, as defined in Regulation S–K promulgated under the Securities and Exchange Act of 194, serving on its Audit Committee.

Item 11. Executive compensation

Summary compensation table

The following table summarizes Fiscal Years 2013 and 2012 compensation for services in all capacities of the Company’s named executive officers and other individuals:

Name	Principal Position	Year	Salary	Bonus	Stock awards (1)	All other compensation	Total compensation
Robert B. Ladd	Chief Executive Officer	2013	$285	$143	$–	$–	$428
		2012	$263	$185	$711	$–	$1,159
Robert P. Traversa	Chief Financial Officer	2013	$275	$138	$–	$–	$413
		2012	$263	$175	$655	$–	$1,093

(1)	This column discloses the dollar amount of the aggregate grant date fair value of restricted stock granted in the year.

Grants of Plan–Based Awards

Name	Grant date	All other stock awards: Number of shares of stock (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Share)	Grant date fair value of stock and stock options
Robert B. Ladd	06/25/2012	85,000	–	$–	$5.62
	11/19/2012	50,000	–	$–	$4.67
Robert P. Traversa	06/25/2012	75,000	–	$–	$5.62
	11/19/2012	50,000	–	$–	$4.67

Outstanding equity awards at December 31, 2013

The table below sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2013, granted under our 2012 Stock Incentive Plan.

Name	Number of shares or units of stock not vested	Market value of shares or units of stock not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: market value or payout value of unearned shares, units or other rights not vested
Robert B. Ladd	16,668	$47	16,668	$–
Robert P. Traversa	16,668	$47	16,668	$–

Employment agreements

On November 19, 2012, the Company entered into an employment agreement with Robert B. Ladd, to act as its President and Chief Executive Officer. Upon execution of the agreement, Mr. Ladd was granted a $100 cash payment and 50,000 shares of restricted Common Stock. The agreement provides for a two year term, subject to automatic renewals. The agreement provides for a base salary of $285 per year. Pursuant to the employment agreement, Mr. Ladd is eligible for a cash and/or equity bonus as determined by the Compensation Committee. Pursuant to the agreement, in the event that Mr. Ladd dies or is permanently disabled or he is terminated without good cause or he resigns for Good Reason. Mr. Ladd is entitled to (i) a severance payment equal to the higher of his base salary for the remaining term of this agreement or twelve times the average monthly Base Salary paid or accrued during the three full calendar months immediately preceding such determination; (ii) expense compensation in an amount equal to twelve times the sum of the average Base Salary during the full calendar months preceding such termination; (iii) immediate vesting of all stock options; (iv) vacation pay for any vacations days earned but not taken; (v) medical insurance for 12 months; and (vi) the cost of office space, not to exceed $3 per month. Good Reason includes a change of control. If payments are subject to the excise tax imposed by Section 4999 of the Code, the Company will pay Mr. Ladd an additional amount so that the net amount retained by Mr. Ladd shall be equal to what his Total Payments would have been without the Excise Tax and any state and local income taxes. If the Company terminates Mr. Ladd for Cause or Mr. Ladd resigns without Good Reason, he shall only be entitled to any compensation earned but not paid at such time. Mr. Ladd’s employment agreement was filed in an 8–K dated November 23, 2012, all defined terms not otherwise defined herein are defined in such employment agreement. On January 28, 2014, the Company entered into an amendment to the employment agreement which extended the term for an additional year, through November 30, 2015.

On November 19, 2012, the Company entered into an employment agreement with Robert P. Traversa to act as its Treasurer and Chief Financial Officer. The agreement provides for a two year term, subject to automatic renewals. Upon execution of the agreement, Mr. Traversa was granted a $100 cash payment and 50,000 shares of restricted Common Stock. The agreement provides for a base salary of $275 per year. Pursuant to the employment agreement, Mr. Traversa is eligible for a cash and/or equity bonus as determined by the Compensation Committee. Pursuant to the agreement, in the event that Mr. Traversa dies or is permanently disabled or he is terminated without good cause or he resigns for Good Reason. Mr. Traversa is entitled to (i) a severance payment equal to the higher of his base salary for the remaining term of this agreement or twelve times the average monthly Base Salary paid or accrued during the three full calendar months immediately preceding such determination; (ii) expense compensation in an amount equal to twelve times the sum of the average Base Salary during the full calendar months preceding such termination; (iii) immediate vesting of all stock options; (iv) vacation pay for any vacations days earned but not taken; (v) medical insurance for 12 months; and (vi) the cost of office space, not to exceed $3.00 per month. Good Reason includes a change of control. If payments are subject to the excise tax imposed by Section 4999 of the Code, the Company will pay Mr. Traversa an additional amount so that the net amount retained by Mr. Traversa shall be equal to what his Total Payments would have been without the Excise Tax and any state and local income taxes. If the Company terminates Mr. Traversa for Cause or Mr. Traversa resigns without Good Reason, he shall only be entitled to any compensation earned but not paid at such time. Mr. Traversa’s employment agreement was filed in an 8–K dated November 23, 2012 all defined terms not otherwise defined herein are defined in such employment agreement. On January 28, 2014, the Company entered into an amendment to the employment agreement which extended the term for an additional year, through November 30, 2015.

Director compensation for 2013

The following table sets forth the compensation of persons who served as a member of our Board of Directors during all or part of 2013, other than Robert B. Ladd and Robert P. Traversa whose compensations is discussed under "Executive Compensation" below and neither of whom is separately compensated for Board service.

Name	Fees earned or paid in cash	Stock awards	All other compensation	Total
H. Robert Holmes (1)	$50	$–	$–	$50
Michael Onghai (2)	$45	$–	$–	$45

All directors are reimbursed for their out–of–pocket expenses incurred in connection with the performance of Board duties.

(1)	Includes bonus of $20 paid to Mr. Holmes on August 20, 2013.

(2)	Includes bonus of $20 paid to Mr. Onghai on August 20, 2013.

Independent director compensation

Our policy is each independent director receives annual compensation of $20. In addition, independent directors, receive $5 as total compensation for committee service. The Chairman of the Board receives an additional $5. For fiscal year 2014, the Company does not propose any change in fees for the independent directors.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters

The following table sets forth certain information regarding beneficial ownership of Common Stock as of March 28, 2014:

•	Each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock;

•	Each person serving as a director, a nominee for director, or executive officer of the Company; and

•	All executive officers and directors of the Company as a group.

Percentage beneficially owned is based upon 8,866,686 shares of Common Stock issued and outstanding as of March 28, 2014.

Name of beneficial owner:	Numbers of shares beneficially owned	Percentage of common equity beneficially owned
5% beneficial owners:
Iroquois Capital Management, LLC	765,873	9%
Directors and officers:
Robert B. Ladd (1)	785,471	9%
Robert P. Traversa (2)	281,616	3%
H. Robert Holmes	88,819	1%
Michael Onghai	42,545	*
Total current officers and directors as a group (4 persons)	1,198,451	14%

* Less than 1%

Addresses for the above directors and officers are care of the Company at 500 Mamaroneck Avenue, Suite 204, Harrison, NY 10528.

(1)	Mr. Ladd owns 163,000 shares of Common Stock directly. Mr. Ladd may also be deemed to be the beneficial owner of an additional 622,471 shares of Common Stock held by Laddcap Value Partners III LLC, a Delaware limited liability company (“Laddcap”), by virtue of his ability to vote or control the vote or dispose or control the disposition of the shares of Common Stock held by Laddcap through his position as Managing Member of Laddcap.

(2)	Mr. Traversa owns 281,616 shares of Common Stock directly.

In addition, the Company has an aggregate of 9,413 shares of Series A Preferred Stock outstanding as of March 28, 2014 which each entitle the respective holders to one vote per share of Series A Preferred Stock.

Item 13. Certain relationships and related transactions and director independence

Laddcap Value Partners III LLC (“Laddcap”)

On April 12, 2011, the Company entered into a Revolving Line of Credit and Security Agreement with Laddcap for up to $500 for a fifteen–month term. The Agreement encompasses a standby commitment fee of two (2%) percent of the maximum loan amount along with an eight (8%) percent interest charge on any funds drawn. Laddcap is a related party as the Managing Partner and beneficial owner of Laddcap is a 10% plus shareholder and CEO of MGT. The Agreement expired in July 2012 and was not renewed by the Company.

Director independence

Each of the Company’s current independent directors: H. Robert Holmes and Michael Onghai are considered independent under Section 803A of NYSE MKT rules, accordingly to which the Company must comply.

Item 14. Principal accountant fees and services

EisnerAmper LLP (“Eisner”) served as our independent auditors for the fiscal year ended December 31, 2012. On April 18, 2013, we dismissed Eisner, and Marcum LLP (“Marcum”) became our independent auditor. The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2013 and 2012. The fees for the year ended December 31, 2011 were billed by Eisner, and the fees for the year ended December 31, 2013 were billed by both Eisner and Marcum.

	Fiscal Year 2013	Fiscal Year 2012
Audit fees – Eisner	$–	$283
Audit related fees – Eisner	–	–
Tax fees – Eisner	–	22
Total	$–	$305

	Fiscal Year 2013	Fiscal Year 2012
Audit fees – Marcum	$142	$–
Audit related fees – Marcum	–	–
Tax fees – Marcum	20	–
Total	$162	$–

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10–Q.

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice.

The Audit Committee pre–approved all audit–related fees. After considering the provision of services encompassed within the above disclosures about fees, the Audit Committee has determined that the provision of such services is compatible with maintaining Marcum’s independence.

Pre–approval policy of services performed by independent registered public accounting firm

The Audit Committee’s policy is to pre–approve all audit and non–audit related services, tax services and other services. Pre–approval is generally provided for up to one year, and any pre–approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated the pre–approval authority to its chairperson when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre–approval and the fees for the services performed to date.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements

The consolidated financial statements of the Company for the fiscal years covered by this Annual Report are located on pages F–1 to F–23 of this Annual Report.

Exhibit No.	Description

2.1	Articles of Merger of Medicsight, Inc., a Utah corporation (1)
2.2	Certificate of Merger of Medicsight, Inc., a Delaware corporation (1)
3.1	Restated Certificate of Incorporation of MGT Capital Investments, Inc. (2)
3.2	Amended and Restated Bylaws of MGT Capital Investments, Inc. (3)
10.1	Subscription agreement between Moneygate Group Limited and MGT Capital Investments Limited (4)
10.2	Working capital facility agreement between MGT Capital Investments Limited and Moneygate Group Limited (4)
10.3	Facility agreement between MGT Capital Investments Limited and Moneygate Group Limited (4)
10.4	Agreement for the Purchase of Assets dated March 31, 2010 between MGT Capital Investments, Inc. and MGT Investments Limited and Rivera Capital Management Limited (5)
10.5	Amended and Restated Securities Purchase Agreement dated December 9, 2010 between MGT Capital Investments, Inc. and Laddcap Value Partners, LP (5)
10.6	Registration Rights Agreement dated December 9, 2010 between MGT Capital Investments, Inc. and Laddcap Value Partners, LP (5)
10.7	Form of Revolving Line of Credit and Security Agreement dated April 12, 2011, between MGT Capital Investments, Inc. and Laddcap Value Partners, LP (5)
10.8	Form of Revolving Credit Note dated April 12, 2011, for the benefit of Laddcap Value Partners, LP (5)
10.9	Contribution and Sale Agreement, dated as of May 9, 2012, by and among J&S Gaming, Inc., MGT Capital Investments, Inc. and MGT Gaming, Inc. (6)
10.10	Common Stock Warrant dated May 9, 2012 (6)
10.11	Form of Common Stock Warrant
10.12	Stockholder Agreement dated May 9, 2012, by and among J&S Gaming, Inc., MGT Gaming, Inc. and MGT Capital Investment, Inc. (6)
10.13	Patent Assignment, dated as of May 9, 2012, by and between J&S Gaming, Inc. and MGT Holdings, Inc. (6)
10.14	Securities Purchase Agreement, dated May 24, 2012, by and between MGT Capital Investments, Inc. and the investor listed on the Schedule of Buyers attached thereto. (7)
10.15	Form of Senior Secured Convertible Note (7)
10.16	Form of Warrant (7)
10.17	Form of Exchange Agreement (8)
10.18	Form of Subscription Agreement (9)
10.19	Form of Certificate of Designations (9)
10.20	Form of Warrant (9)
10.21	Form of Registration Rights Agreement (9)
10.22	Employment Agreement dated November 19, 2012, by and between the Company and Robert Ladd (10)
10.23	Employment Agreement dated November 19, 2012, by and between the Company and Robert P. Traversa (10)
21.1	Subsidiaries*
23.1	Consent of Marcum LLP, independent registered public accounting firm, dated March 28, 2014*
23.2	Consent of EisnerAmper LLP, independent registered public accounting firm, dated March 28, 2014*
31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer*
31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial Officer*
32.1	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer*
32.2	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Financial Officer*

*	Filed herewith

1)	Incorporated herein by reference to the Company’s Current Report on Form 8–K filed on January 19, 2007.

2)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10–Q, filed November 13, 2013.

3)	Incorporated herein by reference to the Company’s Current Report filed on Form 8–K, filed January 30, 2014.

4)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10–Q, filed November 12, 2009.

5)	Incorporated herein by reference to the Company’s Annual Report on Form 10–K filed April 15, 2011.

6)	Incorporated herein by reference to the Company’s Current Report on Form 8–K filed May 16, 2012.

7)	Incorporated herein by reference to the Company’s Current Report on Form 8–K filed May 30, 2012.

8)	Incorporated herein by reference to the Company’s Current Report on Form 8–K filed October 9, 2012.

9)	Incorporated herein by reference to the Company’s Current Report on Form 8–K filed October 26, 2012.

10)	Incorporated herein by reference to the Company’s Current Report on Form 8–K filed October 26, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT CAPITAL INVESTMENTS, INC
March 28, 2014

	By:	/s/ ROBERT B. LADD
Robert B. Ladd
Chief Executive Officer (Principal Executive Officer)
March 28, 2014

	By:	/s/ ROBERT P. TRAVERSA
Robert P. Traversa
Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert B. Ladd	President, CEO and Director	March 28, 2014
Robert B. Ladd	(Principal Executive Officer)

/s/ Robert P. Traversa	Treasurer, Chief Financial Officer and Director	March 28, 2014
Robert P. Traversa	(Principal Financial Officer)

/s/ H. Robert Holmes	Director	March 28, 2014
H. Robert Holmes

/s/ Michael Onghai	Director	March 28, 2014
Michael Onghai

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of MGT Capital Investments, Inc.

We have audited the accompanying consolidated balance sheet of MGT Capital Investments, Inc. and Subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MGT Capital Investments, Inc. and Subsidiaries as of December 31, 2013, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

New York, NY

March 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MGT Capital Investments, Inc.

We have audited the accompanying consolidated balance sheet of MGT Capital Investments, Inc. and Subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statement of operation and comprehensive loss, stockholders’ equity/(deficit), and cash flows for the year then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MGT Capital Investments, Inc. and Subsidiaries as of December 31, 2012, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Iselin, New Jersey

March 28, 2014

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per–share amounts)

	December 31,
	2013	2012
Assets:
Current assets:
Cash and cash equivalents	$4,642	$3,443
Accounts receivable	43	9
Prepaid expenses and other current assets	132	340
Total current assets	4,817	3,792

Non–current assets:
Restricted cash	140	2,039
Property and equipment, at cost, net	45	25
Intangible assets, net	2,423	1,795
Goodwill	6,444	–
Other non–current assets	4	–
Total assets	$13,873	$7,651

Liabilities:
Current liabilities:
Accounts payable	$228	$242
Accrued expenses	94	272
Player deposit liability	647	–
Other payables	16	67
Total current liabilities	985	581

Non–current liabilities:
Derivative liability – Warrants	–	7,166
Total liabilities	985	7,747

Commitments and contingencies:
Redeemable convertible preferred stock – Temporary equity: Liquidation preference - $nil (2012: $4,547).
Preferred Stock, Series A Convertible Preferred, $0.001 par value; 1,416,160 and 1,394,766 shares authorized at December 31, 2013 and 2012, respectively; 9,413 and 1,394,766 shares issued and outstanding at December 31, 2013 and 2012, respectively.	–	47
Stockholders' equity/(deficit):
Undesignated Preferred Stock, $0.001 par value; 8,583,840 and 8,605,234 shares authorized at December 31, 2013 and 2012, respectively. No shares authorized, issued and outstanding at December 31, 2013 and 2012 respectively.	–	–
Common Stock, $0.001 par value; 75,000,000 shares authorized; 8,848,686 and 3,251,187 shares issued and outstanding at December 31, 2013 and 2012, respectively.	9	3
Additional paid–in capital	304,886	282,998
Accumulated other comprehensive loss	(281)	(281)
Accumulated deficit	(293,833)	(283,631)
Total stockholders' equity / (deficit)	10,781	(911)
Non–controlling interests	2,107	768
Total equity /(deficit)	12,888	(143)

Total stockholders' equity/(deficit), liabilities and non–controlling interest	$13,873	$7,651

The accompanying notes are an integral part of these consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per–share amounts)

	Year ended December 31,
	2013	2012
Revenues
Software and devices	$78	$222
Services – Consulting	97	187
Gaming	221	–
	396	409
Cost of revenues
Software and devices	–	92
Services – Consulting	63	173
Gaming	496	–
	559	265

Gross margin	(163)	144

Operating expenses:
General and administrative	9,115	4,551
Sales and marketing	161	–
Research and development	73	83
	9,349	4,634

Operating loss	(9,512)	(4,490)

Other non–operating income / (expense):
Interest and other income / (expense)	30	(99)
Gain on sale of patent, net	750	–
Change in fair value of warrants	(2,204)	557
Accretion of debt discount and amortization deferred financing costs	–	(324)
Loss on extinguishment of convertible note	–	(355)
	(1,424)	(221)

Net loss before income taxes and non–controlling interest	(10,936)	(4,711)

Income tax expense	–	(14)

Net loss before non–controlling interest	(10,936)	(4,725)

Net loss attributable to non–controlling interest	734	1,121

Net loss attributable to MGT	$(10,202)	$(3,604)

Less:
Warrant – Deemed Dividend (in excess of proceeds received)	–	(2,231)
Quarterly dividend on Series A Preferred Stock	(70)	(47)
Net loss applicable to Common shareholders	$(10,272)	$(5,882)

Per–share data:
Basic and diluted loss per share	$(1.84)	$(2.62)

Weighted average number of common shares outstanding	5,590,620	2,245,465

Net loss as reported	$(10,936)	$(4,725)
Other comprehensive loss:
Unrealized foreign exchange gains	–	49
Comprehensive loss	(10,936)	(4,676)
Comprehensive loss attributable to non–controlling interest	–	1,095
Comprehensive loss attributable to MGT	$(10,936)	$(3,581)

The accompanying notes are an integral part of these consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT)/EQUITY

(In thousands)

	Redeemable Convertible Preferred stock		Common Stock		Additional paid–in	Accumulated comprehensive income /	Accumulated	Total shareholders'	Non– controlling
	Shares	Amounts	Shares	Amounts	capital	(loss)	deficit	equity	interests	Total equity
At December 31, 2011	–	$–	2,109	$2	$283,240	$(4,861)	$(280,027)	$(1,646)	$5,293	$3,647
Cash in lieu of fractional shares for MGT reverse / forward split			(4)		(5)			(5)		(5)
Warrants issued in connection with issuance of convertible note, net of issuance costs $100					400			400		400
Beneficial conversion on issuance of convertible note					500			500		500
Beneficial conversion at extinguishment of convertible note					(1,341)			(1,341)		(1,341)
Stock issued for services in connection with issuance of convertible note			75		315			315		315
Stock issued on extinguishment of convertible note			100		415			415		415
Non–controlling share of MGT Gaming, Inc.								–	862	862
Warrant – Deemed Dividend (in excess of proceeds received)					(2,231)			(2,231)		(2,231)
Issuance of Series A Convertible Preferred Stock	1,380							–		–
Preferred Stock Dividend	15	47			(47)			(47)		(47)
Issuance of Common Stock, net of issuance costs of $48			453		1,316			1,316		1,316
Acquisition of subsidiary shares from non–controlling interest			93		8,018	(3,762)		4,256	(4,307)	(51)
Medicsight Ltd Liquidation					(8,319)	8,319		–		–
Stock–based compensation (Stock awards)			425	1	720			721		721
Stock–based compensation (Stock options)					17			17	15	32
Net loss for the year							(3,604)	(3,604)	(1,121)	(4,725)
Translation adjustment						23		23	26	49
At December 31, 2012	1,395	$47	3,251	$3	$282,998	$(281)	$(283,631)	$(911)	$768	$(143)
Reclassification of derivative liability – Series A Preferred Warrants into equity					8,206			8,206		8,206
Reclassification of derivative liability – J&S Warrants into equity					1,164			1,164		1,164
Quarterly dividend on Series A Preferred Stock	21	69			(67)			(67)		(67)
Conversion of Series A Preferred Stock to Common Stock	(1,407)	(116)	1,407	4	116			120		120
Proceeds from the exercise of $3.85 warrants			237		440			440		440
Proceeds from the exercise of $3.00 warrants			716		2,757			2,757		2,757
Stock issued for acquisition – Digital Angel			50		202			202		202
Stock issued for acquisition – FanTD			600		3,018			3,018	1,882	4,900
Exchange of warrants			895	1	(1)			–		–
Stock issued in relation to modification of Series A Preferred Warrants			162		598			598		598
Proceeds from the exercise of Series A Preferred Warrants			613		838			838		838
Investment in MGT Interactive								–	191	191
Stock issued for acquisition – Avcom			491	1	1,551			1,552		1,552
Stock issued for services, including $100 of cash received upon discounted transfer of shares			427		1,709			1,709		1,709
Stock–based compensation					1,357			1,357		1,357
Net loss for the period							(10,202)	(10,202)	(734)	(10,936)
At December 31, 2013	9	$–	8,849	$9	$304,886	$(281)	$(293,833)	$10,781	$2,107	$12,888

 The accompanying notes are an integral part of these consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(10,936)	$(4,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	31	28
Amortization of intangible assets	368	118
Stock–based expense	2,965	753
Modification of Preferred Series A warrants	598	–
Change in fair value of warrants	2,204	(557)
Gain on sale of patents	(750)	–
Warrant expense	–	141
Accretion of convertible note discount	–	199
Amortization of deferred financing costs	–	125
Loss on extinguishment of convertible note	–	338
Write–off of obsolete inventory	–	56
Loss on disposal of property and equipment	–	2
Change in operating assets and liabilities:
Accounts receivable	(34)	75
Prepaid expenses and other current assets	268	(13)
Inventory	–	36
Restricted cash	–	(39)
Proceeds from release of security deposits	–	201
Accounts payable	(14)	29
Accrued expenses	(222)	(230)
Other payables	464	(4)
Net cash used in operating activities	(5,058)	(3,467)

Cash flows from investing activities:
Purchase of property and equipment	(12)	(17)
Release of restricted cash	1,899	–
Receipts from sale of patents	750	–
Receipts from sale of intangible assets	6	–
Cash paid for purchase of FanTD, net of cash acquired	(124)	–
Cash received from purchase of Avcom, net of cash paid	9	–
Purchase of intangible assets	(90)	–
Purchase of intangible assets – Fantasy Sports Live	(30)	–
Purchase of intangible assets – Daily Joust	(50)	–
Purchase of intangible assets – Digital Angel	(136)	–
Purchase of intangible assets – MGT Gaming	–	(200)
Repurchase of Medicsight's shares	–	(33)
Net cash provided by / (used in) investing activities	2,222	(250)

Cash flows from financing activities:
Proceeds from exercise of warrants	3,197	–
Proceeds from modification of Preferred Series A warrants	838	–
Proceeds from issuance of common stock – Century	100	–
Repayment of loan – related party	(100)	–
Cash paid in lieu of fractional shares in reverse/forward split	–	(5)
Proceeds from issuance of convertible note	–	3,500
Payments for convertible note issuance costs	–	(372)
Repayment of convertible note	–	(3,500)
Proceeds from issuance of preferred stock	–	4,500
Proceeds from issuance of common stock, net	–	1,316
Restricted cash	–	(2,000)
Net cash provided by financing activities	4,035	3,439

Effects of exchange rates on cash and cash equivalents	–	17
Net change in cash and cash equivalents	1,199	(261)
Cash and cash equivalents, beginning of period	3,443	3,704
Cash and cash equivalents, end of period	$4,642	$3,443

	Year ended December 31,
	2013	2012
Supplemental cash disclosures:
Cash paid for interest	$–	$93
Supplemental disclosures of non–cash investing and financing activities:
Stock issued for services in connection with issuance of convertible note	$–	$315
Stock issued for services in connection with extinguishment of convertible note		415
Warrants issued in connection with acquisition of intangible assets	–	851
Warrants issued in connection with issuance of convertible note	–	500
Beneficial conversion on convertible note	–	500
Beneficial conversion on extinguishment of convertible note		1,341
Intangible asset contributed by non–controlling interest	191	862
Stock issued for purchase of Medicsight Ltd ordinary shares	–	418
Dividends issued on Convertible Preferred Series A Stock	70	47
Warrant – Deemed Dividend (in excess of proceeds received)		2,231
Conversion of Series A Preferred to Common Stock	(116)	–
Series A Convertible Preferred Stock, dividends paid in kind	69	–
Reclassification of derivative liability– Preferred Series A warrants into equity	8,206	–
Reclassification of derivative liability– J&S warrants into equity	1,164	–
Stock issued for acquisition – Avcom	1,552	–
Stock issued for acquisition – FanTD	3,018	–
Stock issued for acquisition – Digital Angel	202	–
Stock issued for exercise of Series A warrants	2,757	–
Stock issued for exercise of warrants	440	–
Assets acquired and liabilities assumed through purchase of Avcom:
Prepaid expenses and other current assets	29	–
Property and equipment	7	–
Intangible assets	65	–
Goodwill	1,496	–
Accrued expenses	(44)	–
Other payables	(10)	–
Assets acquired and liabilities assumed through purchase of assets:
Prepaid expenses and other current assets	31	–
Security deposit	2	–
Property and equipment	32	–
Intangible assets	631	–
Goodwill	4,948	–
Other payables	(126)	–
Loan payable – related party	(100)	–

The accompanying notes are an integral part of these consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per–share amounts)

Note 1. Organization, basis of presentation and liquidity

Organization

MGT Capital Investments, Inc. (“MGT,” “the Company,” “we,” “us”) is a Delaware corporation, incorporated in 2000. The Company was originally incorporated in Utah in 1977. MGT is comprised of the parent company, majority–owned subsidiary MGT Gaming, Inc. (“MGT Gaming”) and wholly–owned subsidiaries Medicsight, Inc. (“Medicsight”), MGT Studios, Inc. (f/k/a MGT Capital Solutions, Inc.) (“MGT Studios”) including its wholly–owned subsidiary Avcom, Inc. and its majority owned subsidiary M2P Americas, Inc., and MGT Sports, Inc. (“MGT Sports”) including its majority owned subsidiary FanTD LLC, (“FanTD”). Our Corporate office is located in Harrison, New York.

MGT and its subsidiaries are primarily engaged in the business of acquiring, developing and monetizing assets in the casino, online and mobile gaming space, as well as the casino industry.

MGT Gaming owns U.S. Patents 7,892,088 and 8,500,54 (the “’088 and ‘554 patents,” respectively), both entitled "Gaming Device Having a Second Separate Bonusing Event and both relating to casino gaming systems in which a second game played on an interactive sign is triggered once specific events occur in a first game. On November 2, 2012, MGT Gaming filed a lawsuit (No. 3:12–cv–741) in the United States District Court for the Southern District of Mississippi alleging patent infringement. The lawsuit alleges the defendants Caesars Entertainment Corporation (NASDAQ GS: CZR), MGM Resorts International, Inc. (NYSE: MGM), WMS Gaming, Inc. – a subsidiary of WMS Industries, Inc. (NYSE: WMS), Penn National Gaming, Inc. (NASDAQ GS: PENN), and Aruze Gaming America, Inc. either manufacture, sell or lease gaming systems in violation of MGT Gaming's patent rights, or operate casinos that offer gaming systems in violation of MGT Gaming's ‘088 patent.

As of March 31, 2014 the Company is still pursuing its patent-infringement case and awaiting a Markman Hearing (also known as a claims construction hearing) which is set for September 25, 2014 in Jackson, Mississippi before the Honorable District Judge Carlton W. Reeves for all three severed cases.

Liquidity

The Company has incurred significant operating losses since inception and continues to generate losses from operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $293,833 at December 31, 2013. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through issuances of securities. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that the products or patent monetization strategy will be successful. Furthermore, it is contemplated that any acquisitions may require the Company to raise capital; such capital may not be available on terms acceptable to the Company, if at all.

On December 30, 2013, and as amended on March 27, 2014, the Company entered into an At the Market Offering Agreement (the “Agreement”) with Ascendiant Capital Markets, LLC (the “Manager”).

Pursuant to the Agreement, the Company may offer and sell shares of its Common Stock (the “Shares”) having an aggregate offering price of up to $8.5 million from time to time through the Manager. The Shares sold in the offering will be issued pursuant to the Company’s effective shelf registration statement on Form S–3 (File No. 333–182298) previously filed with the Securities and Exchange Commission (the “SEC”) in accordance with the provisions of the Securities Act of 1933, as amended (the “Securities Act”), as supplemented by a prospectus supplement dated December 30, 2013 for the sale of up to $8.5 million of Shares, which the Company filed with the SEC pursuant to Rule 424(b)(5) under the Securities Act.

The Manager is not required to sell any specific number or dollar amount of Shares but will use its commercially reasonable efforts, as the Company's agent and subject to the terms of the Agreement, to sell the Shares offered, as instructed by the Company. Such instructions will include notice as to the maximum amount of shares of the Company’s Common Stock to be sold by the Manager on a daily basis and the minimum price per share at which such shares may be sold.

The Agreement provides that the Company will pay the Manager a fee of 3.0% of the gross sales price of any Shares sold through the Manager. The Agreement contains customary representations, warranties and agreements of the Company and the Manager and customary conditions to completing future sale transactions, indemnification rights and obligations of the parties and termination provisions.

The Company intends to use the net proceeds from any sales of Shares in the offering for working capital, capital expenditures, and general business purposes. The Company's management will have significant flexibility in applying the net proceeds of this offering.

At December 31, 2013, MGT’s cash, cash equivalents and restricted cash were $4,782, including $6 held in MGT Gaming, $271 held in FanTD Company’s portfolio of medical imaging patents.

Management believes that the current level of working capital along with the At the Market Offering Agreement, will be sufficient to allow the Company to maintain its operations until at least January 2015.

The Fanthrowdown website offers daily Fantasy Sports contests and charges entry fees to play. Occasionally, as an incentive for user activity some contests may pay out higher prize money than the charged entry fees, the expense is recognized as overlay and included in cost of revenues. Management expects these costs to decrease substantially as the site builds its user base and increases liquidity.

Note 2. Summary of significant accounting policies

Basis of presentation

Prior to the change in functional currency effective June 30, 2012, all foreign currency translation gains and losses arising on consolidation were recorded in stockholders’ equity as a component of accumulated other comprehensive income / (loss). Non–controlling interest represents the minority equity investment in any of the MGT subsidiaries, plus the minorities’ share of the net operating result and other components of equity relating to the non–controlling interest.

Use of estimates and assumptions and critical accounting estimates and assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(1)	Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.

(2)	Fair value of long–lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long–lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long–lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under–performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(3)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry–forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

(4)	Estimates and assumptions used in valuation of equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value share options and similar instruments.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Principles of consolidation

All intercompany transactions and balances have been eliminated. Non–controlling interest represents the minority equity investment in MGT subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

Software developed for internal use

The Company follows ASC 350–40 “Intangibles–Internal Use Software” on accounting for the costs of computer software developed or obtained for internal use. Costs incurred during the preliminary stage are expensed as incurred by the Company. Certain qualifying costs incurred during the application development stage are capitalized as property, equipment and software by the Company. The Company begins capitalization when the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended.

Cash, cash equivalents and restricted cash

The Company considers investments with original maturities of three months or less to be cash equivalents. Restricted cash primarily represents cash not available for immediate and general use by the Company.

We invest our cash in short–term deposits with major banks. As of December 31, 2012, we held $3,443 of cash and cash equivalents. Cash and cash equivalents consist of cash and temporary investments with original maturities of 90 days or less when purchased.

As of December 31, 2013, our cash balance was $4,642. Of the total cash balance, $3,590 is covered under the US Federal Depository Insurance Corporation.

A of December 31, 2012 our restricted cash was $2,039, consisting of $2,000 restricted under Convertible Preferred Series A Stock Agreement (Note 9) and $39 relating to a rental deposit for our Harrison Office. As of December 31, 2013 restricted cash was $140, which included $99 held in escrow relating to the sale of the Company’s portfolio of medical imaging patents pending reclaim of foreign withholding tax. Proceeds from the patent sale were placed into escrow prior to receipt by the Company pursuant to an escrow agreement between the Company and Munich Innovations GmbH (Note 4). The escrow agent distributed the escrow deposit in accordance with and subject to any deductions specified in the patent sale agreement. The remaining $39 of restricted cash supports a letter of credit, in lieu of a rental deposit, for our Harrison, NY office lease and $2 relates to security deposit for our Saratoga, NY office lease.

With fewer than 345,012 shares of Preferred Stock outstanding, $2,000 was released out of restricted cash as the Company is no longer subject to the Cash Maintenance provision of the Purchase Agreement under which the Preferred Stock was originally sold in October 2012 (Note 9).

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight–line method on the various asset classes over their estimated useful lives, which range from two to five years.

Intangible assets

Estimates of future cash flows and timing of events for evaluating long–lived assets for impairment are based upon management’s judgment. If any of our intangible or long–lived assets are considered to be impaired, the amount of impairment to be recognized is the excess of the carrying amount of the assets over its fair value. Applicable long–lived assets are amortized or depreciated over the shorter of their estimated useful lives, the estimated period that the assets will generate revenue, or the statutory or contractual term in the case of patents. Estimates of useful lives and periods of expected revenue generation are reviewed periodically for appropriateness and are based upon management’s judgment.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. The Company is required to perform impairment reviews at each of its reporting units annually and more frequently in certain circumstances.

In accordance with ASC 350–20 “Goodwill” , the Company is able to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two–step goodwill impairment test. If the Company concludes that it is more likely than not that the fair value of a reporting unit is not less than its carrying amount it is not required to perform the two–step impairment test for that reporting unit.

Virtual currency liability related to Avcom

Users of the Company’s website maintain virtual currency balances which are accumulated as users participate in the Company’s online games. The amounts may become payable in cash by the Company once the user’s virtual currency balance exceeds a certain minimum threshold; a virtual currency balance of $10.00 or $20.00 based upon initial date of enrollment on the site. User accounts expire after six months of inactivity. The Company records an accrual for potential virtual currency payouts at the end of each reporting period based on historical payout experience and current virtual currency balances. At December 31, 2013 the Company recorded a liability of $10 relating to potential future virtual currency payouts.

Convertible instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities” and ASC 470 “Debt”. Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re–measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule, when the host instrument is deemed to be conventional as that term is described under applicable GAAP.

Beneficial conversion features

From time to time, the Company may issue convertible instruments that may have conversion prices that create an embedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying Common Stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of any detachable equity instruments, if any related equity instruments were granted with the debt. The intrinsic value of the beneficial conversion feature is recorded as a discount with a corresponding amount to additional paid–in–capital. A discount to the convertible instrument is accreted to expense over the life of the instrument using the effective interest method.

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

Multiple–element arrangements — the Company enters into arrangements with visualization solution partners and original equipment manufacturers. For such arrangements, the Company recognizes revenue using the Multiple–Deliverable Revenue Arrangements. For our multiple–element arrangements, deliverables are separated into more than one unit of accounting when (i) the delivered element(s) have value to the customer on a stand–alone basis, and (ii) delivery of the undelivered element(s) is probable and substantially in our control.

The revenue allocated to each deliverable will then be recorded in accordance with existing revenue recognition guidance for stand–alone component sales and services.

•	Software – License fee revenue is derived from the licensing of computer software. Maintenance revenue is derived from software maintenance. Our software licenses are generally sold as part of an arrangement that includes maintenance and support.

The Company generally offers terms that require payment 30 – 45 days from invoicing. Provided that the Reseller: (i) assumes all risk of the purchase, (ii) has the ability and obligation to pay regardless of receiving payment from the end user, and (iii) all other revenue recognition criteria are met, license revenue from Resellers is recognized upon shipment of its product to vendors (“sell–in basis”).

Revenue from license fees is recognized when notification of shipment to the end user has occurred, there are no significant Company obligations with regard to implementation and the Company’s services are not considered essential to the functionality of other elements of the arrangement.

•	Maintenance – Revenue from maintenance and support arrangements is deferred and recognized ratably over the term of the maintenance and support arrangements.

•	Hardware – Revenue is derived from sales of our automated carbon dioxide insufflation device. The device is sold and warrantied exclusively through our distribution partner Ultrasound Technologies, Ltd. with the Company receiving a royalty on each unit sold. Revenue is recognized as orders are satisfied and delivered by our supplier.

•	Services–consulting – Consulting revenue is earned over the period in which the Company provides the related services. The Company recognizes consulting revenue as it meets the terms of the underlying contract on the terms of the agreement.

•	Gaming fees – Revenue represents income earned as entry fees for a daily fantasy sports contest and is presented net of any bonus points applied by customers. Once a contest concludes, the Company recognizes the income earned as revenue.

•	Advertising – Revenue is earned with certain advertising service providers for advertisements within our games and revenue from these advertisers is generated through impressions, click–throughs, banner ads and offers. Revenue is recognized as advertisements are delivered, an executed contract exists, the price is fixed or determinable and collectability has been reasonably assured. Delivery generally occurs when the advertisement has been displayed or the offer has been completed by the user.

The Company incurs costs in connection with the development of software products that are intended for sale. Costs incurred prior to technological feasibility being established for the product are expensed as incurred. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight–line amortization over the remaining estimated economic life of the product. Amortization commences when the product is available for general release to customers.

The Company concluded that capitalizing such expenditures on completion of a working model was inappropriate because the Company did not incur any material software production costs and therefore expenses were all research and development costs. Our research and development costs are comprised of staff, consultancy and other costs expensed on our products.

Advertising costs

The Company expenses advertising costs as incurred. During the years ended December 31, 2013 and 2012 respectively, the Company recognized $70 and $nil in advertising costs.

Equity–based compensation

The Company recognizes compensation expense for all equity–based payments in accordance with ASC 718 “Share-based payments". Under fair value recognition provisions, the Company recognizes equity–based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

Restricted stock awards are granted at the discretion of the Company. These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically over an eighteen month period (vesting on a straight–line basis). The fair value of a stock award is equal to the fair market value of a share of Company stock on the grant date

The fair value of option award is estimated on the date of grant using the Black–Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions are the expected stock volatility, the risk–free interest rate, the option’s expected life and the dividend yield on the underlying stock. Expected volatility is calculated based on the historical volatility of our Common Stock over the expected option life and other appropriate factors. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on our Common Stock and does not intend to pay dividends on our Common Stock in the foreseeable future. The expected forfeiture rate is estimated based on historical experience.

Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, our equity–based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the equity–based compensation expense could be significantly different from what the Company has recorded in the current period.

The Company accounts for share–based payments granted to non–employees in accordance with ASC 505, “Equity Based Payments to Non–Employees”. The Company determines the fair value of the stock–based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Foreign currency translation

Prior to June 30, 2012, the accounts of the Company were maintained using GBP as the functional currency. Assets and liabilities were translated into U.S. dollars at period–end exchange rates, and income and expense accounts were translated at average monthly exchange rates. Net gains and losses from foreign currency translations were excluded from operating results and were accumulated as a separate component of stockholders’ equity. Gains and losses on foreign currency transactions are reflected in selling, general and administrative expenses in the income statement.

Effective June 30, 2012, in connection with the closing of the Medicsight UK office at quarter end June 2012, and the final transfer of all operations to the U.S., along with MGT’s proceeds from the sale of $3.5 million of convertible notes on June 1, 2012, the Company reassessed the functional currency designation and as a result of the aforementioned activities, determined to prospectively change the functional currency from the previous local currency, GBP to the U.S. dollar. Under ASC 830–10 “Foreign Currency Matters” when the functional currency changes from a foreign currency to the reporting currency, translation adjustments for prior periods shall remain in accumulated other comprehensive income/(loss) and the translated amounts for non–monetary assets at the end of the prior period become the accounting basis for those assets in the period of the change and the subsequent periods.

Income taxes

The Company applies the elements of ASC 740–10 “Income Taxes — Overall” regarding accounting for uncertainty in income taxes. This clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2013, the Company did not have any unrecognized tax benefits. The Company does not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Consolidated Statements of Operations. There was no interest and penalties for the years ended December 31, 2013, and 2012. Tax years beginning in 2010 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

Deferred taxes are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting purposes. The net difference, if any, between the provision for taxes and taxes currently payable is reflected in the balance sheet as deferred taxes. Deferred tax assets and/or liabilities, if any, are classified as current and non–current based on the classification of the related asset or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability. Valuation allowances are recorded to reduce deferred tax assets to that amount which is more likely than not to be realized.

Our effective tax rate for fiscal year 2013, and 2012, was (0)% and (0)%, respectively. The difference in the Company’s effective tax rate from the Federal statutory rate is primarily due to a 100% valuation allowance provided for all deferred tax assets.

Comprehensive income / (loss)

Comprehensive income/(loss) includes net income/(loss) and items defined as other comprehensive income / (loss). Items defined as other comprehensive income/(loss), include foreign currency translation adjustments and are separately classified in the consolidated financial statements. Such items are reported in the Consolidated Statement of Operations and Comprehensive Loss

Loss per share

Basic loss per share is calculated by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing the net loss attributable to common shareholders by the sum of the weighted average number of common shares outstanding plus potential dilutive common shares outstanding during the period. Potential dilutive securities, comprised of the convertible Preferred Stock, unvested restricted shares and stock options, are not reflected in diluted net loss per share because such shares are anti–dilutive.

The computation of diluted loss per share for the year ending December 31, 2013, excludes 9,413 shares in connection to the convertible Preferred Stock, 920,825 warrants and 52,677 unvested restricted shares, as they are anti–dilutive due to the Company’s net loss. For the year ending December 31, 2012, 1,394,766 common shares in connection to convertible Preferred Stock, 4,038,753 warrants and 314,669 unvested restricted shares, are excluded because they are anti–dilutive due to the Company’s loss.

Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group in deciding how to allocate resources and in assessing performance. Our chief operating decision–making group is composed of the chief executive officer and chief financial officer. We operate in four operational segments, Medicsight Software/Devices, Medicsight Services, Gaming and Intellectual Property. MGT Gaming is now referred to as Intellectual Property. Gaming is a new segment for the current year. Certain corporate expenses are not allocated to segments.

Recent accounting pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Note 3. Asset purchases and acquisitions of businesses

Digital Angel

On May 2, 2013, the Company purchased certain mobile game application assets from Digital Angel Corporation. The purchase price consisted of a cash payment in the amount of $136 and 50,000 restricted shares of the Company’s Common Stock with an aggregate fair value of $202 as of the date this transaction was completed. The Company determined the acquisition constitutes a purchase of assets in accordance with the guidance of ASC 805 “Business Combinations”.

The following table summarizes the Company’s allocation of the purchase price to the separable components of the mobile applications based on their relative fair values at the date the purchase was completed.

Purchase price allocation:
Software and hardware	$28
Trademark	6
Intangible assets – mobile gaming application	305
Net assets acquired	$339

FanTD

On May 20, 2013, the Company acquired 63% of the outstanding membership interests of FanTD in exchange for an aggregate purchase of $3,220 consisting of 600,000 shares of MGT Common Stock at a fair value of $5.03 per share for a total of $3,018 and a cash payment of $202. The fair value of the 37% non–controlling interest retained by the sellers in this transaction amounted to $1,882.

The Company recorded the purchase of FanTD using the acquisition method of accounting as specified in ASC 805 “Business Combinations.” This method of accounting requires the acquirer to (i) record purchase consideration issued to sellers in a business combination at fair value on the date control is obtained, (ii) determine the fair value of any non–controlling interest, and (iii) allocate the purchase consideration to all tangible and intangible assets acquired and liabilities assumed based on their acquisition date fair values. Further, the Company commenced reporting the results of FanTD on a consolidated basis with those of the Company effective upon the date of the acquisition.

The following tables summarizes the preliminary fair values of the net liabilities assumed and the allocation of the aggregate fair value of the purchase consideration, non–controlling interest and net liabilities to assumed identifiable and unidentifiable intangible assets:

Purchase consideration:
Common Stock (600,000 shares at the transaction date fair value of $5.03 per share)	$3,018
Cash	202
Aggregate purchase consideration	3,220
Fair value of non–controlling interest	1,882
Aggregate fair value of enterprise	5,102

Purchase price allocation:
Net liabilities assumed	(69)
Property and equipment	4
(65)
Aggregate fair value of purchase consideration, non–controlling interest and net liabilities assumed allocated to intangible assets as follows:
Developed software	186
Customer list	33
Goodwill	4,948
Total purchase price allocation	$5,102

Fantasy Sports Live

On June 25, 2013, MGT Sports acquired Fantasy Sports Live, which was effectively a customer list associated with a specific gaming application for $30 in cash and the assumption of a $46 customer deposit liability.

Daily Joust

On July 23, 2013, MGT Sports acquired certain assets from Daily Joust, Inc. The purchase price consisted of a cash payment of $50 for $136 in customer deposits and assumption of a $136 customer liability.

Real Deal Poker

On September 3, 2013, the Company entered into a Contribution and Sale Agreement (the “Contribution Agreement”) by and among the Company, Gioia Systems, LLC (“Gioia”) and MGT Interactive whereby MGT Interactive acquired certain assets from Gioia, the inventor and owner of a proprietary method of card shuffling for the online poker market. Pursuant to the Contribution Agreement, Gioia contributed the assets to MGT Interactive in exchange for a 49% interest in MGT Interactive and MGT contributed $200 to MGT Interactive in exchange for a 51% interest in MGT Interactive. The $200 contributed by the Company will be utilized as working capital to cover the direct and associated costs relating to the achievement of a certification from Gaming Laboratories International (“GLI”). The Company has the right to acquire an additional 14% ownership interest in MGT Interactive from Gioia in exchange for a purchase price of $300 after GLI certification is obtained. Gioia, in turn, will have the right to re–acquire the 14% interest for a period of three years at a purchase price of $500. Gioia has the right to certain royalty payments from the gross rake payments, and any licensing or royalty income received by MGT Interactive.

Simultaneously with the entry into the Contribution Agreement, the Company and Gioia entered into a Limited Liability Company Agreement which serves as the operating agreement for MGT Interactive, and a consulting agreement (the “Consulting Agreement”) with Gioia to provide services to the Company primarily related to obtaining GLI Certification. The Consulting Agreement terminates on the earlier of January 31, 2014 or the date on which GLI Certification is obtained. In the event that GLI Certification is obtained prior to January 31, 2013, the Consulting Agreement shall be extended for an additional year. Pursuant to the Consulting Agreement, Gioia will receive a monthly consulting fee of $10 of which $5 is paid in cash per month and $5 is deferred until GLI certification is obtained. The Company expensed $179 for Fiscal 2013. Testing concluded on January 29, 2014, and GLI reported random behavior suitable for the applications that were analyzed. The Company is discussing with GLI the final steps to certification.

Avcom

On November 26, 2013, the Company closed on an Agreement and Plan of Reorganization (the “Agreement”) with MGT Capital Solutions, Inc., a wholly owned subsidiary of the Company, Avcom, Inc. and the shareholders and option holders of Avcom, Inc. (“Avcom”). Pursuant to the Agreement, the Company acquired 100% of the capital stock of Avcom. In consideration, the Preferred Stockholders of Avcom received $550 in value of the Company’s Common Stock and the Common Stockholders and option holders of Avcom will receive an aggregate of $1,000 in value of the Company’s Common Stock. The value of the Company’s Common Stock is based on the closing price on signing the Agreement.

One half of the issuance to the Avcom Common Stockholders and option holders was placed in escrow and will be released upon the later of (i) the commercial release of an agreed upon game or (ii) six (6) months after closing. In addition, the Common Stockholders may be awarded contingent consideration of $1.0 million through the issuance of up to 333,000 of the Company’s Common Stock in the event that the game reaches $3.0 million in gross revenues within 18 months of signing the Agreement. Although the Company is currently evaluating the accounting treatment of the Agreement, the Company believes that the acquisition will constitute a “Significant Acquisition” for accounting purposes.

Prior to entering into the Agreement, Avcom had performed certain game development consulting services for the Company for which Avcom received an aggregate of $146 as consideration for such services.

The Company recorded the purchase of Avcom using the acquisition method of accounting as specified in ASC 805 “Business Combinations.” This method of accounting requires the acquirer to (i) record purchase consideration issued to sellers in a business combination at fair value on the date control is obtained, (ii) determine the fair value of any non–controlling interest, and (iii) allocate the purchase consideration to all tangible and intangible assets acquired and liabilities assumed based on their acquisition date fair values. Further, the Company commenced reporting the results of Avcom on a consolidated basis with those of the Company effective upon the date of the acquisition.

The following tables summarizes the preliminary fair values of the net liabilities assumed and the allocation of the aggregate fair value of the purchase consideration to assumed identifiable and unidentifiable intangible assets:

Purchase consideration:
Cash consideration	$10
Stock consideration (491,035 shares at $3.16 closing price)	1,552
Total purchase consideration	$1,562

Purchase price allocation:
Current assets and liabilities	$(6)
Equipment	7
Intangible assets – Patent applications	15
Intangible assets – Website	50
Goodwill	1,496
Total purchase price allocation	$1,562

In connection with the Agreement, the Company entered into two executive employments agreements. Each executive agreement has a term of two years. Each executive will receive a deferred signing bonus equal to $75 and a base salary of $190 per year. The deferred signing bonus is payable once the Company generates cash revenues in excess of $200 from its product, SlotChamp, net of app store fees.

Pro–forma results

The following tables summarize, on an unaudited pro–forma basis, the results of operations of the Company as though the acquisitions of Avcom and FanTD had occurred as of January 1, 2013, and 2012. The pro–forma amounts give effect to appropriate adjustments of amortization of intangible assets and interest expense associated with the financing of the acquisition. The pro–forma amounts presented are not necessarily indicative of the actual results of operations had the acquisition transaction occurred as of January 1, 2013, and 2012.

Year ended December 31, 2013	MGT	FanTD	Avcom	Pro–forma total
Revenues	$396	$62	$110	$568
Net loss	(10,202)	(336)	125	(10,538)
Loss per share of Common Stock	(1.84)	–	–	(1.82)
Basic and diluted	5,590,618	–	–	5,801,068

Year ended December 31, 2012
Revenues	$409	$3	$214	$626
Net loss	(3,604)	(167)	(289)	(4,060)
Loss per share of Common Stock	(2.62)	–	–	(1.45)
Basic and diluted	2,245,465	–	–	2,806,974

Note 4. Goodwill and intangible assets

Goodwill represents the difference between purchase cost and the fair value of net assets acquired in business acquisitions. Indefinite lived intangible assets, representing trademarks and trade names, are not amortized unless their useful life is determined to be finite. Long–lived intangible assets are subject to amortization using the straight–line method. Goodwill and indefinite lived intangible assets are tested for impairment annually as of December 31, 2013, and more often if a triggering event occurs, by comparing the fair value of each reporting unit to its carrying value. The Company performed this impairment test and concluded that impairment did not exist as of December 31, 2013.

Goodwill
Balance, December 31, 2012	$–
Acquisitions (Note 3)	6,444
Balance, December 31, 2013	$6,444

	Estimated
	remaining	As of	As of
	useful	December 31,	December 31,
	life	2013	2012
Intellectual property	6 years	$2,468	$1,913
Software and website development	2 years	275	–
Customer lists	4 years	159	–
Trademarks	3 years	7	–
Less: Accumulated amortization		(486)	(118)
Intangible assets, net		2,423	1,795

The Company recorded an amortization expense of $368 (2012: $118).

Estimated future annual amortization expense as of:

	Intellectual property	Software and website development	Customer lists	Trademarks	Total
2014	$363	$83	$40	$3	$489
2015	363	83	40	3	489
2016	363	52	40	1	456
2017	363	–	17	–	380
2018	363	–	–	–	363
Thereafter	246	–	–	–	246
	$2,061	$218	$137	$7	$2,423

MGT Gaming

On May 11, 2012, the Company entered into a Contribution and Sale Agreement (the “Sale Agreement”) with J&S Gaming, Inc. (“J&S”), and MGT Gaming for the acquisition of U.S. Patent #7,892,088, entitled “Gaming Device Having a Second Separate Bonusing Event” (“the Patent”). Pursuant to the Sale Agreement, (i) J&S sold certain patents to MGT Gaming in exchange for 1,000 shares (constituting 100% ownership) of MGT Gaming Common stock, par value $0.001; (ii) the Company purchased from J&S 550 MGT Gaming Shares constituting 55% ownership in exchange for $200 cash and a four (4) year warrant to purchase 350,000 shares of the Company’s Common stock at an exercise price of $4.00 per share, subject to certain anti-dilution provisions (the “Warrants”). The Patent was recorded at its estimated fair value of $1,913 at the date of closing. Due to certain anti–dilution provisions, the J&S Warrants was recorded as a liability, and consequently “marked–to–market” to the fair value at the end of each reporting period. On May 20, 2013, the Company modified the J&S Warrant granted to eliminate the anti–dilution provision therein. The Company paid J&S Gaming $25 in cash as consideration for the modification.

On May 20, 2013, the Company had 403,029 warrants outstanding with a fair value of $1,164 carried as a derivative liability. The modification agreement allowed the Company to reclassify the $1,164 from a derivative liability into shareholders’ equity. In Fiscal 2013 the Company recognized $363 of mark–to–market loss associated with this agreement.

Medicsight

On June 30, 2013, MGT closed the sale of its portfolio of medical imaging patents to Samsung Electronics Co, Ltd. (“Samsung”). The Company had no prior relationship with Samsung. Gross proceeds of $1,500 was reduced by a broker commission of $501 paid to Munich Innovation Group GmbH, foreign withholding tax of $248 and an escrow agent fee of $ 1 . The seller deposited $750 of proceeds into a restricted cash account upon the completion of the sale of which $651 was released to the Company on July 3, 2013. The remaining $99 is retained escrow pending reclaim of the foreign withholding tax.

Note 5. Property and equipment

Property and equipment consisted of the following:

	December 31,
	2013	2012
Computer hardware and software	$152	$101
Furniture and fixtures	12	12
	164	113
Less: Accumulated depreciation	(119)	(88)
Total	$45	$25

The company recorded depreciation expense of $31 and $28 for the years ended December 31, 2013 and 2012, respectively.

Note 6. Series A Convertible Preferred Stock

On November 2, 2012, the Company closed a private placement sale of 1,380,362 shares of Series A Convertible Preferred Stock (“Preferred Stock”), (including 2,760,724 warrants to purchase MGT Common Stock) for an aggregate of $4.5 million. This transaction was approved by the Exchange on October 26, 2012. The Preferred Stock is convertible into the Company's Common Stock at a fixed price of $3.26 per share and carries a 6% dividend. The warrants have a five–year life and are exercisable at $3.85 per share. Total issuance cost for this private placement for the year ended December 31, 2012, was $88.

Significant terms of the Preferred Stock, as specified in the Certificate of Designation are as follows:

Cash maintenance

The Company shall maintain a cash balance of at least $2,000 as long as at least 345,092 shares of Preferred Stock remains outstanding. In February and March 2013, 241,748 and 30,000 shares of the Company’s Series A Convertible Preferred Stock were converted into 241,748 and 30,000 shares, of the Company’s Common Stock, respectively. In April 2013, 1,123,809 shares of the Preferred Stock were converted into 1,125,763 shares of the Company’s Common Stock, which included 1,954 shares of accrued interest on the Preferred Stock. As of December 31, 2013 and 2012, respectively, 9,413 and 1,380,362 shares of the Preferred Stock remained outstanding.

With fewer than 345,012 shares of Preferred Stock outstanding, the Company is no longer subject to the Cash Maintenance provision of the Purchase Agreement under which the Preferred Stock was originally sold in October 2012.

Conversion option

At any time and from time to time on or after the Effective Date, the Preferred Stock shall be convertible (in whole or in part), at the option of the Holder, into such number of fully paid and non–assessable shares of Common Stock as is determined by dividing (x) the aggregate Stated Value of $3.26 per shares (“Stated Value”) of Preferred Stock that are being converted plus any accrued but unpaid dividends thereon as of such date that the Holder elects to convert by (y) the Conversion Price ($3.26) then in effect on the date (the “Conversion Date”).

For the year ending December 31, 2013 1,406,747 of Preferred were converted into 1,406,747 shares of MGT Common Stock. For the year ending December 31, 2012, no share of Preferred were converted to MGT Common Stock.

Dividends

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

For the years ended December 31, 2013 and 2012, respectively, the Company issued 21,394 and 14,404 Dividend Shares, in connection with this Preferred Stock dividend.

Liquidation preference

Upon the liquidation, dissolution or winding up of the business of the Corporation, whether voluntary or involuntary, each holder of Preferred Stock shall be entitled to receive, for each share thereof, a preferential amount in cash equal to (and not more than) the Stated Value (the “Liquidation Amount”) plus all accrued and unpaid dividends.

The Preferred Stock Certificate of Designation and Warrant agreement (“Warrants”) each contain a fundamental transactions clause that provides for the conditional redemption of these instruments under certain circumstances that are not within the Company’s sole control. Management has therefore concluded that the Preferred Stock requires temporary equity classification in accordance with ASC 480–10–S99 “Accounting for Redeemable Equity Instruments” at its allocated value and the warrants require classification at fair value. When the Preferred Stock and Warrants were issued, the fair value of the Warrants exceeded the proceeds received from the sale and issuance of the Preferred Stock and Warrants. The Warrants were recorded at their fair value and the excess over the proceeds received was recorded as a deemed dividend. Changes in the fair value of the Warrants at each reporting date are included in the statement of operations. The carrying amount of the Preferred Shares requires no further adjustment unless and until the conditional redemption events are probable. The Company does not consider the conditional redemption events to be probable, as these events refer to fundamental change of control situations that do not currently exist, in the opinion of management. Accordingly, management concluded that the conversion option embedded in the preferred shares does not require bifurcation from the host contract, as the Preferred Stocks have the characteristics of a residual interest and therefore are clearly and closely related to the Common Stocks issuable upon the exercise of the conversion option. Further, since the issuance date fair value of the warrants exceeded the proceeds received from the sale and issuance of the Preferred Stock, accounting recognition of the beneficial conversion feature was not required.

The warrants were recorded at fair value as of October 29, 2012 of $6,731 based upon the following Black Scholes Model (“BSM”) to value warrants containing circumstances that are not within the Company’s sole control: risk free rate 0.760%; expected term five (5) years; annual volatility 75.0%; exercise price $3.85, adjusted market value of $3.98 per share. The adjusted market value was determined based on market conditions for our common shares, characterized by significant price volatility when compared to seasoned issuers. The Company expects that our share price will continue to be more volatile for the indefinite future. The volatility is attributable to a several factors, most notably the fact that our common shares are thinly traded. Share Price is one of the inputs needed to determine the fair value of derivative instruments, as used in the BSM. The Company feels that the share price volatility would distort a BSM calculation is based on a single day’s closing price, thereby dissuading us from utilizing the closing price on October 26, 2012. The Company has determined that a more representative measurement would be to utilize an average of the daily weighted average stock price of the Company’s Common Stock for the 30 days prior to the deal close. This calculation minimizes the impact of specific daily news or market trading distortions caused by an imbalance of orders on a single day.

On December 31, 2012, the warrants were re–measured at fair value of $6,364, based upon the following BSM inputs: risk free rate 0.760%; expected term five (5) years; annual volatility 75.0%; exercise price $3.85, closing stock price of $3.86. The Company recorded a gain of $365, caused by the change in fair value of its derivative liability from inception through December 31, 2012.

In connection with the sale of the Preferred Stock, the Company entered into a registration rights agreement with the investors agreeing to file a registration statement within 60 days of the closing and to have the registration statement declared effective within 150 days of the closing if the registration statement is not subject to a full review and within 180 days of the closing if the registration statement is subject to a full review. The Company filed a Registration Statement (Registrant No. 333–185284) with the SEC on November 30, 2012, which was declared effective on January 11, 2013.

On April 26, 2013, the Company made an offer to the holders of the Company’s $3.85 Common Stock Purchase Warrants issued on October 29, 2012 (the “Warrants”), providing if such holders exercised one Warrant, they would have the right to exchange up to two additional Warrants for 5/8ths per share of Common Stock per Warrant exchanged. The results of the offer were that holders of 715,742 Warrants elected to exercise their Warrants. The Warrants had a fair value of $1,680 carried as a derivative liability on the exercise date. The Warrants were fair valued based upon the following Black Scholes Model (“BSM”): risk free rate 0.68% – 0.85%; expected term five (4.44) years; annual volatility 75%; exercise price $3.85, market value of $3.90 – $4.27 per share. The exercise of the Warrants allowed the Company to reclassify $1,680 from derivative liability into shareholders’ equity. During the years ended December 31, 2013 and 2012, the Company recognized $30 and $557 mark–to–market loss associated to this agreement.

On May 20, 2013, the Company entered into Warrant Waiver Agreements with four holders of Warrants who collectively held more than 60 % of the Warrants, which per the original Warrants, triggers the modification of all Warrants in the series. The modification addresses the ability of warrant holders to redeem the Warrants for cash in a “Fundamental Transaction” as defined in the Warrant to provide that the Warrant holders do not have the right to redeem the Warrants for cash in any Fundamental Transaction that is not approved by the Company’s Board of Directors or that occurs in a transaction or as a result of an event that was not in the Company’s sole control. The modification changes the accounting treatment of the Warrants. The Company committed to issue an aggregate of 162,460 shares of its Common Stock in consideration for the modification. On September 27, 2013, at MGT’s Annual Meeting of Stockholders, stockholders approved a resolution for the issuance of up to 162,460 shares of Common Stock (the “Modification Shares”) in consideration for the modification of certain provisions contained in an aggregate of 2,044,982 warrants which modifications allowed the Company to treat such warrants as equity rather than as a derivative liability.  The shares were subsequently issued on October 8, 2013. The stock was valued at $598 using the closing market price on September 27, 2013. On May 20, 2013, the Company had 2,044,982 warrants outstanding with a fair value of $6,525 carried as a derivative liability. The warrants were fair valued based upon the following Black Scholes Model (“BSM”): risk free rate 0.850%; expected term five (4.44) years; annual volatility 75%; exercise price $3.85, market value of $5.03 per share. The modification agreement allowed the Company to reclassify the $6,525 from derivative liability into shareholders’ equity. For the year ended December 31, 2013, the Company recognized $1,811 mark–to–market loss, respectively, associated with this agreement.

Note 7. Common Stock

On November 2, 2012, the Company closed a registered offering sale of 453,000 shares of MGT Common Stock for gross proceeds of $1,364. The Common Stock was sold at $3.01 per share with a total of 453,000 shares sold, under its S–3 Registration Statement (Registrant No. 333–182298), which was declared effective on September 25, 2012. Total issuance cost for this registered offering was $48.

All of the Investors represented that they were “accredited investors,” as that term is defined in Rule 501(a) of Regulation D under the Securities Act, and the sale of the securities was made in reliance on exemptions provided by Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

Note 8. Stock incentive plan and stock–based compensation

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

At the annual meeting of the stockholders of MGT held on September 27, 2013, stockholders approved an amendment to the Plan (the “Amended and Restated Plan”) to increase the amount of shares of Common Stock that may be issued under the Amended and Restated Plan to 1,335,000 shares from 415,000 shares, an increase of 920,000 shares and to add a reload feature.

Options granted under the Plan vest as determined by the Company’s Compensation and Nominations Committee and expire over varying terms, but not more than seven years from date of grant. In the case of an Incentive Stock Option that is granted to a 10% shareholder on the date of grant, such Option shall not be exercisable after the expiration of five years from the date of grant. No option grants were issued during the years ended December 31, 2013 and 2012.

Issuance of restricted shares – directors, officers and employees

The Company in periods preceding January 1, 2013 made grants of restricted shares which vest one–third each six months from the date of issue, except for a specific grant made on December 26, 2012, which vests three and eight months from the date of grant subject to the attainment of certain performance conditions which were achieved in March 2013. The restricted shares are valued using the closing market price on the date of grant, of which the share–based compensation expense is recognized over their vesting period. The unvested shares are subject to forfeiture if the applicable recipient is not a director, officer and/or employee of the Company at the time the restricted shares are to vest.

On September 30, 2013, 6,000 restricted shares were granted and issued to a certain employee. The restricted shares vest one–third each six months from the date of issue.

A summary of the Company’s employee’s restricted stock as of December 31, 2013, is presented below:

		Weighted
		average grant
	Number of	date fair
	shares	value
Non–vested at December 31, 2012	314,667	$5.20
Granted	6,000	3.68
Vested	(264,000)	4.56
Forfeited	(4,000)	4.62
Non–vested at December 31, 2013	52,667	$4.56

On January 8, 2014, January 16, 2014, and March 26, 2014, respectively, a total of 46,000 restricted shares were granted and issued to certain employees with an aggregate fair value of $91. The restricted shares vest one–third each six months from the date of issue.

The Company has recorded the following amounts related to its share–based compensation expense in the accompanying Consolidated Statements of Operations and Comprehensive Loss:

	Year ended December 31,
	2013	2012
Selling, general and administrative	$1,357	$746
Research and development	–	7
	$1,357	$753

Of the stock based–expense for the year ended December 31, 2013 and 2012, $nil and $15, respectively, was allocated to non–controlling interest.

Unrecognized compensation cost

As of December 31, 2013 and 2012, unrecognized compensation costs related to non–vested share–based compensation arrangements was $187 and $1,534, respectively. That cost is expected to be recognized over a weighted average period of 0.48 years.

Share–based compensation – non–employees

As a result of MGT’s acquisition of 63.12 % of FanTD LLC on May 20, 2013, the Company incurred $503 associated to the issuance of 100,000 shares of the Company’s Common Stock for a consulting and marketing agreement. These shares were issued on June 29, 2013. The stock was valued using the closing market price on the closing date of the acquisition.

On September 4, 2013, the Company issued 16,611 shares of the Company’s Common Stock for legal services rendered. The stock was valued at $72 using the closing market price on the date of issuance.

On August 16, 2013, the Company entered into a consulting agreement for investor relation services for a period of six months. In consideration for the services, the Company was paying $6 per month and 30,000 shares of the Company’s Common Stock. The Common Stock vested over a six month period. In accordance with ASC 505–50–S99 “Equity – Based Payments to Non–Employees”, the Company recognized the issuance over the vesting period. On November 27, 2013, the Company cancelled the agreement. For the year ended December 31, 2013, the Company issued 20,000 shares with a fair market value of $66 based on the closing market price for each of the vesting dates.

On November 12, 2013, the Company entered into a consulting agreement for investor relations media services for a period of three months. In consideration for the services, the Company was scheduled to pay $20 upon execution of the agreement and $25, 30 and 60 days subsequent to the date of the agreement; and 10,000 shares of the Company’s Common Stock upon execution of the agreement and 10,000 shares of the Company’s Common Stock 30 and 60 days from the date of the agreement, respectively. The Company expensed $57 associated to the issuance of 20,000 shares based on the closing market price on November 12, 2013 and December 12, 2013. The agreement was cancelled January 3, 2014.

In addition to the above, the Company also issued 270,000 shares of the Company’s Common Stock to non–employees (Note 11). The shares were valued at $1,011, the Company recorded $911 of expense and $100 of cash proceeds related to the issuance.

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

Following Medicsight’s general meeting on March 26, 2012, a shareholder resolution approving the Reverse Split of 1–for–325,000 of the Company’s existing ordinary shares of £0.05 par value into one new ordinary share was duly passed. As a result of the reverse split, option holders under certain existing share option plans are no longer entitled to options under those plans as option holders’ share entitlement is now less than one as a result of the Reverse Split. Following the share reversal, the Company cancelled with immediate effect all redundant option plans with the exception of Plan J. All previously unrecognized stock based compensation expense of $32 was accelerated during the year ended December 31, 2012.

On December 6, 2012, the Company initiated the process of dissolving the non–essential subsidiary of Medicsight Ltd. resulting in the cancellation of stock option Plan J. For the year ended December 31, 2013, there were no grants issued and all options were fully vested and expensed prior to the cancellation of stock option Plan J.

Warrants

The following table summarizes information about warrants outstanding at December 31, 2013:

	Number of warrants	Weighted average exercise price
Warrants outstanding at December 31, 2012	4,038,753	$3.68
Issued	–	–
Exercised	(3,117,928)	3.75
Expired	–	–
Warrants outstanding at December 31, 2013	920,825	$3.44

For the years ended December 31, 2013 and 2012, all issued warrants are exercisable and expire through 2017. There were no warrants issued for the year ended December 31, 2013.

During the year ended December 31, 2013, 357,204 of the Company’s $3.00 Common Stock Purchase Warrants were exercised. Of the warrant conversions, 210,529 were cashless and 146,675 were exercised for total proceeds of $440. As a result the Company issued an aggregate of 236,730 shares.

On April 26, 2013, the Company made an offer to the holders of the Company’s $3.85 Common Stock Purchase Warrants (the “Warrants”), providing if such holders exercised one Warrant, they would have the right to exchange up to two additional Warrants for 5/8ths per share of Common Stock per Warrant exchanged. The results of the offer were that holders of 715,742 Warrants elected to exercise their Warrants. Total proceeds received from the exercise of 715,742 Warrants were $2,757.

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

On December 10, 2013, the Company entered into a Warrant Modification Agreement (the “Agreement”) with Iroquois Master Fund Ltd. (“Iroquois”). Pursuant to the Agreement, Iroquois agreed to immediately exercise its warrant to purchase 613,496 shares of Common Stock, par value $0.001 of the Company, at an exercise price of $1.50 per share, for aggregate gross proceeds to the Company of $920 and (ii) agreed to terminate its right of participation in future equity offerings of the Company. In exchange, the Company agreed to reduce the warrant exercise price from $3.85 per share to $1.50 per share, and agreed not to issue any securities at a price below $2.50 per share for a period of 90 days after the date of the Agreement (other than securities granted pursuant to a stock plan or issued in connection with an acquisition or issued pursuant to an agency agreement with a registered broker–dealer provided that we agree with the broker–dealer and publicly announce that we will not sell shares for a price below $2.50 per share). Iroquois acquired the warrant in connection with the Company's November 2012 financing. In connection with the Agreement, the Company paid to Chardan Capital Markets, LLC a placement fee for the solicitation of the exercise of the warrants equal to 8% of the gross proceeds raised, or approximately $73 and reimbursed Chardan for $9 of its legal fees, resulting in net proceeds of $838.

Note 9. Non–controlling interest

The Company has the following non–controlling interest:

	MGT Gaming	FanTD	MGT Interactive	M2P Americas	Total
Non–controlling interest at January 1, 2013	$768	$–	$–	$–	$768
Purchase of FanTD	–	1,882	–	–	1,882
Investment in MGT Interactive	–	–	191	–	191
Non–controlling share of net losses	(183)	(451)	(95)	(5)	(734)
Non–controlling interest at December 31, 2013	$585	$1,431	$96	$(5)	$2,107

On January 2012, the Company had $5,293 of non-controlling interest relating to Medicsight Ltd. During the year ended December 31, 2012, the Company assigned $1,027 of net loss to the non-controlling interest of Medicsight and $41 of stock-based compensation and other other accumulated comprehensive income. The remaining $4,307 was reversed as a result of the acquisition of the remaining interest in Medicsight Ltd by the Company.

FanTD

On May 20, 2013, the Company acquired 63% of the outstanding membership interests of FanTD in exchange for an aggregate purchase of $3,220 consisting of 600,000 shares of MGT Common Stock at a fair value of $5.03 per share for a total of $3,018 and a cash payment of $202. The fair value of the 37% non–controlling interest retained by the sellers in this transaction amounted to $1,882.

MGT Interactive

On September 3, 2013, the Company entered into a Contribution and Sale Agreement (the “Contribution Agreement”) by and among the Company, Gioia Systems, LLC (“Gioia”) and MGT Interactive whereby MGT Interactive acquired certain assets from Gioia, the inventor and owner of a proprietary method of card shuffling for the online poker market. Pursuant to the Contribution Agreement, Gioia contributed the assets to MGT Interactive in exchange for a 49% interest in MGT Interactive and MGT contributed $200 to MGT Interactive in exchange for a 51% interest in MGT Interactive.

M2P Americas

On December 4, 2013, the Company entered into a Strategic Alliance Agreement with M2P Entertainment GmbH, a German corporation (“M2P”), the newly formed Delaware corporation, M2P Americas, Inc. (“M2P Americas”) and the Company’s ’s existing subsidiary MGT Studios, Inc. The purpose of the transaction is to allow M2P Americas to market and exploit MP2’s gaming technology in North and South America through M2P Americas. As part of the transaction, the Company acquired 50.1% of M2P Americas and M2P Entertainment acquired 49.9%. The Strategic Alliance Agreement provides that the Company and M2P will jointly cooperate to launch M2P’s gaming technology in North and South America. It further provides M2P Americas with an exclusive royalty free license to M2P’s gaming technology for North and South America.

Pursuant to the terms of the Strategic Alliance Agreement, the Company will advance certain expenses to M2P Americas and the Company and M2P will provide network and human resources support to M2P Americas. The parties also entered into a Stockholders Agreement dated the same date which, among other things, grants M2P an option to purchase 10% of the Company’s ownership in M2P Americas at book value if the Company does not purchase equity in M2P prior to April 2, 2014.

Any advances by the Company or its subsidiaries to M2P Americas will be considered a loan bearing interest at 4% per annum or the applicable federal rate if greater. The Strategic Alliance Agreement has a term of 20 years.

Medicsight Ltd

On March 26, 2012, at Medicsight Ltd’s General Meeting, stockholders approved a resolution to effect a Reverse Split of the Company’s existing ordinary shares of £0.05 par value per share into 1 new ordinary share of £16,250 par value per share and for MGT to acquire all New Ordinary Shares representing the fractions of shares left over following the Reverse Split. The exchange ratio for the Reverse Split was 1 for 325,000. As a result of the Reverse Split, stockholders holding fewer than 325,000 shares were cancelled and not entitled to a cash payment for fractional shares. As of March 26, 2012, MGT held 318 shares (66.5%) of the 478 issued share capital of Medicsight Ltd.

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

The Company filed an application to the Registrar of Companies under s1003 of the Companies Act 2006 for Medicsight Ltd’s dissolution. As a part of the dissolution of this non–essential subsidiary, Medicsight Ltd assigned its intellectual property to Medicsight, Inc. and its ownership in Medicsight, Inc. to MGT.

Note 10. Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group in deciding how to allocate resources and in assessing performance. Our chief operating decision–making group is composed of the chief executive officer and chief financial officer. We operate in four operational segments, Medicsight Software/Devices, Medicsight Services, Gaming and Intellectual Property. MGT Gaming is now referred to as Intellectual Property. Gaming is a new segment for the current year. Certain corporate expenses are not allocated to segments.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 2). We evaluate performance of our operating segments based on revenue and operating (loss). Segment information as of December 31, 2013, and December 31, 2012, are as follows:

	Medicsight
	Software/ Devices	Services	Intellectual property	Gaming	Unallocated corporate/ other	Total
Year ended December 31, 2013
Revenues	$78	$97	$–	$221	$–	$396
Cost of revenue	–	(63)	–	(496)	–	(559)
Gross margin	78	34	–	(275)	–	(163)
Operating profit/(loss )	63	27	(1,195)	(1,440)	(6,967)	(9,512)

Year ended December 31, 2012
Revenues	$222	$187	$–	$–	$–	$409
Cost of revenue	(92)	(173)	–	–	–	(265)
Gross margin	130	14	–	–	–	144
Operating loss	(1,755)	(11)	(208)	–	(2,516)	(4,490)

December 31, 2013
Cash and cash equivalents (excludes $140 of restricted cash)	$–	$–	$6	$338	$4,298	$4,642
Property and equipment	–	–	–	28	17	45
Intangible assets	–	–	2,007	416	–	2,423
Goodwill	–	–	–	6,444	–	6,444
Additions:
Property and equipment	–	–	–	42	9	51
Intangible assets	–	–	–	1,002	–	1,002
Goodwill	–	–	–	6,444	–	6,444

December 31, 2012
Cash and cash equivalents (excludes $2,039 of restricted cash)	$330	$–	$49	$–	$3,064	$3,443
Property and equipment	–	–	–	–	25	25
Intangible assets	–	–	1,795	–	–	1,795
Goodwill	–	–	–	–	–	–
Additions:
Property and equipment	–	–	–	–	17	17
Intangible assets	–	–	1,795	–	–	1,795
Goodwill	–	–	–	–	–	–

Note 11. Operating leases, commitments and security deposits

Operating leases

In January 2012, the Company had a $13 monthly office lease payment. In February 2012, the Company moved to a smaller office in the same location with month–to–month rental payments of $4 and a rental deposit of $6. On April 30, 2012, we terminated our UK lease effective June 30, 2012.

In September 2011, the Company entered into a 39–month lease agreement for office space located in Harrison, New York, terminating on November 30, 2014. Under the agreement our total rental payments over the 39–month lease period are $240, inclusive of three months of free rent and a refundable rental deposit of $39, held in a restricted cash account.

In May 2013, the Company assumed a 24–month lease agreement for office space located in Saratoga Springs, New York terminating on October 31, 2014. Under the agreement our total rental payments over the lease period are $2, and a security deposit of $2.

In January 2014, the Company entered into a six–month lease agreement for temporary office space due to the Avcom acquisition located in New York, NY, terminating on June 30, 2014. Under the agreement our total rental payments over the lease period are $3, and a security deposit of $3.

A satellite office in Tokyo, Japan, was closed in January 2012, and the rental deposit of $128 was refunded to us.

The following is a schedule of the future minimum payments required under operating leases in the aggregate and for each subsequent year through lease maturity:

Year ending
2014	$104
2015	–
Total	$104

 The total lease rental expense was $145 for the year ended December 31, 2013.

Commitments

Consulting agreements

On October 26, 2012, the Company entered into a one–year financial advisory and consulting agreement with a national investment–banking firm. Compensation under the agreement includes cash consideration of $250 and 120,000 shares of restricted Common Stock. Under the terms of the agreement, there are no penalties or liabilities to the Company if approval is not received. Issuances of restricted Common Stock to service providers as compensation for services are subject to shareholder approval. These shares were subsequently issued on September 4, 2013, (2012: None.). The stock was valued at $504, the closing market price on that date. For the year ended December 31, 2013, the Company expensed $188 in cash and $504 in stock consideration (2012: $42 and $nil respectively).

In November 2012, in connection with the sale of the Preferred Stock, the Company was required to enter into investor/public relations service agreements, with terms of seven, ten and twelve months. Compensation under the agreements included cash consideration of $444, the issuance of 100,000 shares of Preferred Stock and 400,000 warrants to purchase MGT Common Stock. Issuance of Preferred Stock and warrants to service providers as compensation for services are subject to shareholder and NYSE MKT approval. No shares were approved or issued as of December 31, 2013 and 2012. Under the terms of the agreements, there are no penalties or liabilities to the Company if approval is not received.

The twelve–month agreement was mutually terminated in January 2013, and the stock consideration still owed under the agreement was further renegotiated on May 3, 2013, to replace the issuance of 100,000 shares of Preferred Stock and 200,000 warrants to purchase MGT Common Stock with the issuance of 50,000 shares of Restricted Common Stock, subject to NYSE MKT exchange approval. These shares were subsequently issued on September 4, 2013. The stock was valued at $206, using the closing market price on that date.

On May 3, 2013, the seven–month agreement was mutually terminated, reducing the future cash consideration due by $20 in consideration of having a month–to–month service agreement for $15 per month. This agreement was cancelled in August 2013.

The ten–month agreement terminated in accordance with its terms on September 19, 2013, however, because the obligation to meet the timeframe contemplated and the issuance of the Warrant was never made, management determined it was in the best interest of the Company to enter into a settlement regarding the Warrant issuance. On December 2, 2013, the Company entered into a Settlement Agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, both parties agreed to the following: (i) the Company’s obligation to grant the Warrant and to issue the underlying Common Stock, and Century’s right to receive the Warrant and the underlying Common Stock is cancelled, (ii) Century will make a cash payment to the Company of $100 and (iii) the Company will issue to Century 100,000 shares of Common Stock subject to NYSE MKT exchange approval. Proceeds under the Settlement Agreement were received December 10, 2013. The shares were issued on December 26, 2013 and valued at $301, using the closing market price on that date. The Company recorded $201 of expense and $100 of cash proceeds related to the issuance.

For the years ended December 31, 2013, the Company paid $415 in cash consideration (2012: $113), and recognized $911 (2012: $nil) of stock–based expense relating to the agreements.

Haller agreements

On September 30, 2013, the Company and Michael Haller (“Haller”) agreed to terminate the June 1, 2013, Employment Agreement between the Company and Haller. In addition, the Company agreed to license certain intellectual property obtained from Digital Angel Corporation to Gammaker Pty. Ltd (“Gammaker”), a Singapore entity controlled by Haller in exchange for a 10% share of the gross revenues generated by Gammaker on such licensed assets. The Company also sold to Haller certain trademarks owned by the Company for consideration of $6, which was received on October 17, 2013.

Note 12. Income taxes

Significant components of deferred tax assets were as follows as of December 31:

	Year ended December 31,
	2013	2012
U.S. federal tax loss carry–forward	$8,511	$6,400
U.S. State tax loss carry–forward	653	224
Foreign tax loss carry–forward	–	15,552
U.S. federal capital loss carry–forward	706	706
U.S. foreign tax credit carry–forward	248	–
Equity–based compensation, fixed assets and other	1,446	255
Total deferred tax assets	11,564	23,137
Less: valuation allowance	(11,564)	(22,917)
Deferred tax liability – warrants	–	(220)
Net deferred tax asset	$–	$–

As of December 31, 2013, the Company had the following tax attributes:

	Amount	Begins to expire
U.S. federal net operating loss carry–forwards	$25,064	Fiscal 2023
U.S. State net operating loss carry–forwards	11,703	Fiscal 2031
U.S. federal foreign tax credit carry–forwards	248	Fiscal 2025
U.S. federal capital loss carry–forwards	2,076	Fiscal 2015

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

The provision for/(benefit from) income tax differs from the amount computed by applying the statutory federal income tax rate to income before the provision for/(benefit from) income taxes. The sources and tax effects of the differences are as follows for the year ended December 31:

	2013	2012
Expected Federal Tax	34%	35%
State Tax (Net of Federal Benefit)	6.63	–
Permanent differences	(1.98)	–
Loss of NOL benefit of closed foreign entity	(142.44)	–
Foreign tax credit	1.60	–
Other	(1.78)	–
Foreign rate differential	–	42
Change in valuation allowance	(103.98)	(7)
Effective rate of income tax	(0.00)%	(0.00)%

There was an income tax expense of $nil and $14 recorded in the years ended December 31, 2013, and 2012, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, New York State, New York City, New Jersey and California jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non–U.S. income tax examinations by tax authorities for years before 2010.

Note 13. Related party transactions

FanTD – loan payable to FanTD members

The Company had a loan payable to certain founding members of FanTD. The loan served to temporarily assist with FanTD’s operating expenditures. The loan was interest–free and payable on demand no later than December 31, 2013. On October 29, 2013 and November 18, 2013, the Company paid $50 and $50, respectively towards the outstanding balance. The outstanding balance as of December 31, 2013 was $nil.

Note 14. Fair value of financial instruments

The Company follows paragraph 825–10–50–10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820–10–35–37 of the FASB Accounting Standards Codification (“Paragraph 820–10–35–37”) to measure the fair value of its financial instruments. Paragraph 820–10–35–37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820–10–35–37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820–10–35–37 are described below:

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, accrued dividends and unearned convention revenue approximate their fair value because of the short maturity of those instruments. The Company’s convertible Preferred Stock and warrants approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2013, and 2012.

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

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative conversion features and warrant liabilities

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of December 31, 2013:

Fair value measurement using
	Carrying value	Level 1	Level 2	Level 3	Total
Derivative warrant – liability	$–	$–	$–	$–	$–

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of December 31, 2012:

	Fair value measurement using
	Carrying value	Level 1	Level 2	Level 3	Total
Derivative warrant – liability	$7,166	$–	$–	$7,166	$7,166

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ending December 31, 2013:

	Fair value measurement using level 3 inputs
	Derivatives	Total
Balance January 1, 2012	$-	$-
Issuance of warrants to purchase intangible assets	851	851
Revaluation of warrant liability	557	557
Issuance of warrants with the issuance of Preferred Series A Convertible stock	6,731	6,731
Issuance of additional warrants due to anti-dilution provision	141	141
Transfers in and/or out of Level III	-	-
Balance December 31, 2012	$7,166	$7,166
Total (gains) or losses (realized/unrealized) included in consolidated statements of operations	2,204	2,204
Purchases, issuances and settlements	-	-
Reclassification of derivative liabilities to equity upon modification of terms (Note 6)	(9,370)	(9,370)
Balance, December 31, 2013	$-	$–

Note 15. Convertible note and warrant

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

Financing and issuance costs totaling $688 were incurred in connection with the issuance of the Note and HB Warrants. These costs include legal and placement fees, including the issuance of the 75,000 shares of restricted Common Stock. The total costs were allocated based on relative fair values to deferred financing costs in the amount of $588 and HB Warrant issuance costs of $100. Deferred financing costs are amortized through periodic charges to non–operating expense over the 18 month period from the date of issuance to the date the Note is due using the effective interest method. Amortization expense for the year ended December 31, 2013, and 2012, was $nil and $125, respectively.

The debt to equity conversion feature embedded in the Note was evaluated to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a free standing derivative. The Company determined that the conversion feature did not need to be bifurcated. The fair value of the beneficial conversion feature was calculated to be $500 after adjusting the effective conversion price for the fair value of the HB Warrants issued, recognized as an increase of additional paid–in capital and a discount to the convertible note. The discount to the convertible note payable is accreted through periodic charges to other non–operating expense over the 18 month period from the date of issuance to the date the Note is due using the effective interest method.

The fair value of the HB Warrant was estimated on the date of issuance, June 1, 2012, using a closed–formula option pricing method for barrier–type options that took into account the terms of the option rights of the holder and also the Company’s mandatory exercise option, which is consistent with using a Monte Carlo option pricing method. The options pricing methods used the following input assumptions: expected stock price volatility 75.0%; warrant term five (5) years; risk–free rate of 0.80%; dividend yield 0.0%. As the trading volume of the Company’s publicly traded shares was approximately 30,000 per day and the issuable shares under the Note and HB warrant were over 2.0 million, and further because these issuable shares had not yet been registered for public sale at the issuance date, the price of the underlying shares was discounted approximately 30% for options pricing purposes. The fair value of the total HB warrants issued, given the terms of the HB Warrant agreement, was determined to be $500. The HB warrant fair value was recognized as an increase of additional paid–in capital and a discount to the convertible note. The discount to the convertible note payable is accreted through periodic charges to other non–operating expense over the 18 month period from the date of issuance to the date the Note is due using the effective interest method.

The beneficial conversion feature and the HB warrant discount accretion expense for the years ending December 31, 2013, and 2012, was $nil and $199, respectively.

The estimates discussed above require us to make assumptions based on historical results, observance of trends in our stock price, future expectations and other relevant risk factors. If other assumptions had been used, the HB Warrant valuation as calculated and recorded under the accounting guidance could have been affected.

Volatility is a key factor in option pricing models. For purposes of determining expected volatility, the Company used significant judgment to identify a peer group. The historical volatility of the Company’s own Common Stock was not deemed pertinent to the estimate, because of the recent change in the Company’s operations and business plan. The risk–free rate for the period coincides with the expected life of the HB Warrants and is based on the U.S. Treasury Department yield curve in effect at time of closing.

On October 9, 2012, the Company executed two identical exchange agreements (collectively, the “Agreements”) settling the outstanding Note for a cash payment of $3.5 million and 100,000 shares of the Company’s Common Stock valued at $415, using the opening price of the Company’s Common Stock on October 9, 2012. The net carrying amount of the Note on the date of extinguishment was $2,698 which was comprised of the amount due at maturity of $3,500 less unamortized debt discount of $802 related to the amount allocated to the warrants and the beneficial conversion feature at issuance. The total reacquisition price of $3,915 was allocated first to the repurchased beneficial conversion feature by recording a reduction of additional paid–in capital of $1,341 measured as the intrinsic value of that conversion feature at the extinguishment date with the residual amount of the reacquisition price of $2,574 allocated to the Note. The difference between the reacquisition price allocated to the Note and the net carrying amount of the Note resulted in a gain of $124 which when netted with the write off of unamortized deferred financing costs of $462 and legal cost of $17, at extinguishment resulted in a total loss on extinguishment of $355. Extinguishment of debt, gains and losses, including fees, incurred in connection with the early extinguishment of debt are charged to current earnings as reductions in non–operating expenses.

For the years ending December 31, 2013 and 2012, interest expense on the convertible note was $nil and $93, respectively.

Note 16. Accrued expenses

	2013	2012
Professional fees	$66	$200
Vendors	–	–
Non-executive directors’ fees	23	54
Other	5	18
Total	$94	$272

As of December 31, 2013, the Company accrued $nil (2012: $18) related to the acquisition of Medicsight Ltd ordinary shares (Note 9).

