Form 10-Q
period 2014-03-31
MGT CAPITAL INVESTMENTS INC
filed 2014-05-15
CIK 1001601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 0–26886

MGT CAPITAL INVESTMENTS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13–4148725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Mamaroneck Avenue, Suite 204,
Harrison, NY 10528

(Address of principal executive offices)

914–630–7431

(Registrant’s telephone number, including area code)

Indicate by check whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S–T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non–accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “non–accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated filer ☐
Non–accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☒ No ☐

As of May 12, 2014, the registrant had outstanding 9,139,603 shares of common stock, $0.001 par value.

INDEX

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Balance Sheets – March 31 2014 (unaudited) and December 31, 2013	3
	Condensed Consolidated Statements of Operations and Comprehensive (Loss) / Income – for the three months ended March 31, 2014 (unaudited) and 2013 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows – for the three months ended March 31, 2014 (unaudited) and 2013 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	22
Item 4.	Controls & Procedures	22
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1–A.	Risk Factors	23
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety and Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	23
	Signatures	24

All financial amounts are in thousands except share and per share data.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per–share amounts)

	March 31,
	2014	December 31,
	(Unaudited)	2013
Assets:
Current assets:
Cash and cash equivalents	$3,220	$4,642
Accounts receivable	51	43
Prepaid expenses and other current assets	154	132
Total current assets	3,425	4,817

Non–current assets:
Restricted cash	138	140
Property and equipment, at cost, net	34	45
Intangible assets, net	2,306	2,423
Goodwill	6,444	6,444
Other non–current assets	4	4
Total assets	$12,351	$13,873

Liabilities:
Current liabilities:
Accounts payable	$228	$228
Accrued expenses	134	94
Player deposit liability	245	647
Other payables	25	16
Total current liabilities	632	985

Total liabilities	632	985

Commitments and contingencies:
Redeemable convertible preferred stock – Temporary equity:
Preferred stock, series A convertible preferred, $0.001 par value; 1,416,160 and 1,416,160 shares authorized at March 31, 2014 and December 31, 2013, respectively; 9,555 and 9,413 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	–	–
Stockholders' equity/(deficit):
Undesignated preferred stock, $0.001 par value; 8,583,840 and 8,583,840 shares authorized at March 31, 2014 and December 21, 2013, respectively. No shares authorized, issued and outstanding at March 31, 2014 and December 31, 2013, respectively	–	–
Common Stock, $0.001 par value; 75,000,000 shares authorized; 8,894,686 and 8,848,686 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	9	9
Additional paid–in capital	305,009	304,886
Accumulated other comprehensive loss	(281)	(281)
Accumulated deficit	(294,955)	(293,833)
Total stockholders' equity	9,782	10,781
Non–controlling interest	1,937	2,107
Total equity	11,719	12,888

Total stockholders' equity, liabilities and non–controlling interest	$12,351	$13,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS)/ INCOME
(In thousands, except share and per–share amounts)
(Unaudited)

	Three months ended March 31,
	2014	2013
Revenues:
Software and devices	$43	$11
Services – Consulting	–	75
Gaming	42	–
	85	86
Cost of revenues:
Services – Consulting	–	63
Gaming	49	–
	49	63

Gross margin	36	23

Operating expenses:
General and administrative	1,264	1,161
Sales and marketing	17	–
Research and development	60	–
	1,341	1,161

Operating loss	(1,305)	(1,138)

Other non–operating income:
Interest and other income	3	24
Change in fair value of warrants	–	2,122
	3	2,146

Net (loss) / income before income taxes and non–controlling interest	(1,302)	1,008

Income tax benefit / (expense)	10	(3)

Net (loss) / income before non–controlling interest	(1,292)	1,005

Net loss attributable to non–controlling interest	170	56

Net (loss) / income attributable to MGT	$(1,122)	$1,061

Less:
Quarterly dividend on Series A Preferred Stock	–	(61)
Net (loss) / income applicable to Common shareholders	$(1,122)	$1,000

Per–share data:
Basic net (loss) / income	$(0.13)	$0.33
Diluted net (loss) / income per share	$(0.13)	$0.24

Weighted average number of common shares outstanding – Dilutive	8,796,041	4,614,577
Weighted average number of common shares outstanding – Basic	8,796,041	3,075,802

Net (loss) / income as reported	$(1,292)	$1,005
Other comprehensive (loss) / income:
Comprehensive (loss) / income	(1,292)	1,005
Comprehensive loss attributable to non–controlling interest	–	–
Comprehensive (loss) / income attributable to MGT	$(1,292)	$1,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net (loss) / income	$(1,292)	$1,005
Adjustments to reconcile net (loss) / income to net cash used in operating activities:
Depreciation	11	4
Amortization of intangible assets	117	52
Stock–based expense	123	359
Change in fair value of warrants	–	(2,122)
Change in operating assets and liabilities:
Accounts receivable	(8)	9
Prepaid expenses and other current assets	(22)	107
Accounts payable	–	(39)
Accrued expenses	40	(95)
Player deposit liability	(402)	–
Other payables	9	(46)
Net cash used in operating activities	(1,424)	(766)

Cash flows from investing activities:
Release of restricted cash	2	–
Net cash provided by investing activities	2	–

Effects of exchange rates on cash and cash equivalents	–	1
Net change in cash and cash equivalents	(1,422)	(765)
Cash and cash equivalents, beginning of period	4,642	3,443
Cash and cash equivalents, end of period	$3,220	$2,678

Supplemental non–cash disclosures (financing activities):
Series A Convertible Preferred Stock, dividends paid in kind	$–	$61

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 1. Organization

MGT Capital Investments, Inc. (“MGT,” “the Company,” “we,” “us”) is a Delaware corporation, incorporated in 2000. The Company was originally incorporated in Utah in 1977. MGT is comprised of the parent company, majority–owned subsidiary MGT Gaming, Inc. (“MGT Gaming”) and wholly–owned subsidiaries MGT Interactive LLC (“MGT Interactive”), Medicsight, Inc. (“Medicsight”), MGT Studios, Inc. (f/k/a MGT Capital Solutions, Inc.) (“MGT Studios”) including its wholly–owned subsidiary Avcom, Inc. and its majority owned subsidiary M2P Americas, Inc., and MGT Sports, Inc. (“MGT Sports”) including its majority owned subsidiary FanTD LLC, (“FanTD”). Our Corporate office is located in Harrison, New York.

MGT and its subsidiaries are primarily engaged in the business of acquiring, developing and monetizing assets in the online and mobile gaming space, as well as the casino industry.

MGT Gaming

MGT Gaming owns U.S. Patents 7,892,088 and 8,550,554 (the “‘088 and ‘554 patents,” respectively), both entitled "Gaming Device Having a Second Separate Bonusing Event” and both relating to casino gaming systems in which a second game played on an interactive sign is triggered once specific events occur in a first game. On November 2, 2012, MGT Gaming filed a lawsuit (No. 3:12–cv–741) in the United States District Court for the Southern District of Mississippi (“S. D. Miss.”) alleging patent infringement against Caesars Entertainment Corporation (“Caesar’s”)(NASDAQ GS: CZR), MGM Resorts International, Inc. (“MGM”) (NYSE: MGM), WMS Gaming, Inc. – a subsidiary of Scientific Games, Inc. (“WMS”)(NASDAQ: SGMS), Penn National Gaming, Inc. (“Penn”)(NASDAQ GS: PENN), and Aruze Gaming America, Inc. (“Aruze”) which either manufacture, sell or lease gaming systems in violation of MGT Gaming's patent rights, or operate casinos that offer gaming systems in violation of MGT Gaming's ‘088 patent. An amended complaint added the '554 patent, a continuation of the ‘088 patent. The allegedly infringing products include at least those identified under the trade names: "Pirate Battle," "Battleship," "Clue, "Amazon Fishing," “Star Trek Battle Stations," "Castle King," "Monopoly Bigger Event," and "Paradise Fishing."

On October 23, 2013 the U.S. District Court severed the originally filed action into three separate actions: MGT Gaming v. WMS and Caesars (No. 3:13–cv–691, MGT Gaming v. WMS and MGM (No. 3:13–cv–692), and MGT Gaming v. Aruze and Penn (No. 3:13–cv–693). On November 4, 2013 the District Court consolidated the three severed cases for discovery. The Defendants in all three actions filed counterclaims denying infringement and asserting invalidity of both patents–in–suit. MGT Gaming filed appropriate responses, reasserting the validity and infringement of the ‘088 and ‘554 patents.  On January 27, 2014, the District Court issued a Docket Order setting a Markman Hearing (also known as a claims construction hearing) for September 25, 2014 for all three cases. This order in no longer in effect in the WMS cases.

On November 4, 2013, WMS filed a Petition for Inter Parties Review ("IPR") with the United States Patent and Trademark Office ("PTO"), challenging the patent–in–suit.   On April 30, 2014 the Patent Trial and Appeal Board (“PTAB”) instituted the IPR, allowing the IPR to proceed on all claims in suit.  A conference call with the PTAB to address any motions the parties wish to file has been set for April 29, 2014. MGT’s Patent Owner’s Response brief is due on July 29, 2014. .

On April 23, 2014, the Court of Appeals for the Federal Circuit granted a Petition for Writ of Mandamus, sought by WMS, vacating the decision of the S.D. Miss. denying WMS’ motion to transfer the case to the Northern District of Illinois. As a consequence, this case will be moved to Chicago, Illinois and the previously issued S.D. Miss. Docket Order is no longer in effect with respect to WMS, Caesars and MGM. By motions filed on May 12, 2014, Aruze will be seeking a similar transfer order to Nevada as well as a stay pending resolution of WMS’ IPR. The success of such motions by Aruze, if any, cannot be determined.

MGT Studios

MGT Studios is publisher of social games and real money games of skill. In May 2014, the Company expects to launch www.MGTplay.com and social casino games with SlotChamp.

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

On December 4, 2013, the Company entered into a Strategic Alliance Agreement with M2P Entertainment GmbH, a German corporation (“M2P”), the newly formed Delaware corporation, M2P Americas, Inc. (“M2P Americas”) and the Company’s existing subsidiary MGT Studios, Inc. The purpose of the transaction is to allow M2P Americas to market and exploit MP2’s gaming technology in North and South America through M2P Americas. As part of the transaction, the Company acquired 50.1% of M2P Americas and M2P Entertainment acquired 49.9%. The Strategic Alliance Agreement provides that the Company and M2P will jointly cooperate to launch M2P’s gaming technology in North and South America. It further provides M2P Americas with an exclusive royalty free license to M2P’s gaming technology for North and South America.

MGT filed a completed application for a New Jersey Casino Service Industry Enterprise License (“CSIE”). According to regulations promulgated by the New Jersey Division of Gaming Enforcement (NJDGE), companies providing Internet gaming software or systems, and vendors who manage, control, or administer games and associated wagers conducted through the Internet, must obtain a CSIE. The Company expects a determination from NJDGE after it reviews the Personal History Disclosure forms to be provided by a significant minority stockholder of the Company. Completion of this paperwork is beyond the control of MGT; therefore the Company is unable to predict when or if a CSIE License will be granted.

MGT Sports

MGT Sports operates DraftDay.com which is one of the industry's largest and most respected Daily Fantasy Sports wagering sites, ranking fourth highest among competitors in the most recent Alexa reports. The website offers players the opportunity to participate in real money Daily Fantasy gameplay for the NFL, MLB, NCAA (basketball & football), NHL, NBA and professional golf. Players select a roster of athletes across most popular sports, and winnings are determined by the same–day performance of these rosters. Daily Fantasy Sports compress the timeframe of traditional fantasy sports from multi–month seasons into 24–hour periods. DraftDay is also a leader in the popular quick–pick style of skill–based fantasy sports gaming. The Company also has a majority interest in FanTD LLC, the operator of FanThrowdown.com. The Company is also building an online portal for fantasy sports news and commentary, www.FantasySportsLive.com.

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

On April 7, 2014, the Company closed on the Asset Purchase Agreement (the “Agreement”) with CardRunners Gaming, Inc. (“CRG”), and certain key shareholders of CRG. The Agreement provided for the Company’s purchase of all of the business assets and intellectual property related to DraftDay.com.

MGT Interactive

On September 3, 2013, the Company entered into a Contribution and Sale Agreement (the “Contribution Agreement”) by and among the Company, Gioia Systems, and LLC (“Gioia”) and MGT Interactive, LLC (“MGT Interactive”) whereby MGT Interactive acquired certain assets from Gioia which was the inventor and owner of a proprietary method of card shuffling for the online poker market. Trademarked under the name Real Deal Poker, the technology uses patented shuffling machines, along with permutation re–sequencing, allowing for the creation of up to 16,000 decks per minute in real time. The acquisition includes seven (7) U.S. Patents and several Internet URL addresses, including www.RealDealPoker.com. The information contained in such website is not part of this quarterly report. Pursuant to the Contribution Agreement, Gioia contributed the assets to MGT Interactive in exchange for a 49% interest in MGT Interactive and MGT contributed $200 to MGT Interactive in exchange for a 51% interest in MGT Interactive. The $200 contributed by the Company shall be utilized as working capital, which shall be used to cover the direct and associated costs relating to the achievement of a certification from Gaming Laboratories International (“GLI”). The Company has the right to acquire an additional 14% ownership interest in MGT Interactive from Gioia in exchange for a purchase price of $300 after GLI certification is obtained. Gioia, in turn, will have the right to re–acquire the 14% interest for a period of three years at a purchase price of $500. Gioia shall have the right to certain royalty payments from the gross rake payments, and any licensing or royalty income received by MGT Interactive after certain revenue targets are exceeded.

Medicsight

Medicsight owns medical imaging software that has received U.S. FDA approval and European CE Mark. The software is designed to detect colorectal polyps during a virtual colonoscopy performed using CT Tomography. Software sales have been very limited in the past two years. The Company also has developed an automated carbon dioxide insufflation device and receives royalties on a per–unit basis from an international manufacturer. On June 30, 2013, the Company completed the sale of Medicsight’s global patent portfolio to Samsung Electronics Co., Ltd. for gross proceeds of $1.5 million.

Warrant modification

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

Note 2. Liquidity and financial condition

The Company has incurred significant operating losses since inception and continues to generate losses from operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $294,955 at March 31, 2014. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through issuances of securities. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that the products or patent monetization strategy will be successful. Furthermore, it is contemplated that any acquisitions may require the Company to raise capital; such capital may not be available on terms acceptable to the Company, if at all.

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

At March 31, 2014, MGT’s cash, cash equivalents and restricted cash were $3,358, including $21 held in MGT Gaming and $185 held in FanTD.

During the second quarter through May 15, 2014, the Company sold approximately 58,251 shares of our common stock under the Sales Agreement through an “at the market” equity offering program for net proceeds of approximately $91 before related expenses. The net proceeds will be used for general corporate purposes, including, but not limited to, commercialization of our products, capital expenditures and working capital. As of May 15, 2014, the Company has approximately $8.4 million remaining under the program, assuming sufficient shares are available to be issued.

Currently the Company anticipates it has sufficient cash on hand, along with proceeds of the At the Market Offering Agreement to continue operations at least through April 2015, at which point the Company may need to seek additional sources of financing. There is no guarantee that additional sources of financing will be available or on terms acceptable to the Company, if at all.

Note 3. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 8–03 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2013, as filed with the SEC on March 28, 2014. Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2014.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

a)	Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.

b)	Fair value of long–lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long–lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long–lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under–performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

c)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry–forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

d)	Estimates and assumptions used in valuation of equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value share options and similar instruments.

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

(Loss) / income per share

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

The computation of diluted loss per share for the three months ended March 31, 2014, excludes 9,555 shares in connection to the convertible Preferred Stock, 920,829 warrants and 96,677 unvested restricted shares, as they are anti–dilutive due to the Company’s net loss. For the three months ended March 31, 2013, the computation included 1,139,870 Common Shares in connection with the Series A Convertible Preferred Stock, 4,038,753 warrants and 307,667 unvested restricted shares, as they were dilutive due to the Company’s net income.

Recent accounting pronouncements

The U.S. Financial Accounting Standards Board issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08) in April 2014. This new standard (i) raises the threshold for disposals to qualify as discontinued operations (ii) allows companies to have significant continuing involvement and continuing cash flows with the discontinued operation, and (iii) provides for new and additional disclosures of discontinued operations and individually material disposal transactions. The Company anticipates adopting the new standard when it becomes effective in the first quarter of 2015.

Note 4. Goodwill and intangible assets

Goodwill represents the difference between purchase cost and fair value of net assets acquired in business acquisitions. Indefinite lived intangible assets, representing trademarks and trade names, are not amortized unless their useful life is determined to be finite. Long–lived intangible assets are subject to amortization using the straight–line method. Goodwill and indefinite lived intangible assets are tested for impairment annually as of December 31, 2013, and more often if a triggering event occurs, by comparing the fair value of each reporting unit to its carrying value. The Company performed this impairment test and concluded that impairment did not exist as of December 31, 2013.

Goodwill
Balance at December 31, 2013	$6,444
Additions	–
Balance at March 31, 2014	$6,444

	Estimated remaining useful life	March, 31 2014	December 31, 2013
Intellectual property	5 years	$2,468	$2,468
Software and website development	2 years	275	275
Customer lists	4 years	159	159
Trademarks	3 years	7	7
Less: Accumulated amortization		(603)	(486)
Intangible assets, net		$2,306	2,423

In the three months ended March 31, 2014 the Company recorded an amortization expense of $117 (2013: $52).

Estimated future annual amortization expense as for the remainder of year ending December 31, 2014 and for the four subsequent years is as follows:

	Intellectual property	Software and website development	Customer lists	Trademarks	Total
2014	$363	$91	$32	$3	$489
2015	363	91	32	3	489
2016	363	13	32		408
2017	363	–	28	–	391
2018	363	–	–	–	363
Thereafter	166	–	–	–	166
	$1,981	$195	$124	$6	$2,306

Note 5. Operating leases, commitments and security deposit

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

The following is a schedule of the future minimum payments required under operating leases in the aggregate and for each subsequent year through lease maturity:

Year ending
2014	$75
2015	–
Total	$75

Total lease rental expense for the three months ended March 31, 2014, and 2013, were $30 and $17, respectively.

Commitments

DFS agreement

On April 24, 2014, the Company, through its subsidiaries FanTD and MGT Sports, entered into a six month Amended and Restated Consulting Agreement with DFS Consultants LLC (the “Consultants”), giving effect  as of March 5, 2014.

In exchange for expert promotional and site design services, the Company agreed to provide the following compensation to the Consultant:

On the date hereof (subject to receipt of the applicable deliveries by the Consultant): MGT Capital shall issue to the Consultant a warrant to purchase 100,000 shares of common stock.

Each month, MGT Capital shall issue to the Consultant 5,000 shares of MGT Common Stock, payable monthly in arrears.

As of March 31, 2014, neither issuance has been made because the Company has not received NYSE market approval for the issuances. As of March 31, 2014, the Company has accrued $9 for the services.

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

Significant terms of the Preferred Stock, as specified in the Certificate of Designation are as follows:

Cash maintenance

The Company shall maintain a cash balance of at least $2,000 as long as at least 345,092 shares of Preferred Stock remains outstanding. In February and March 2013, 241,748 and 30,000 shares of the Company’s Series A Convertible Preferred Stock were converted into 241,748 and 30,000 shares, of the Company’s Common Stock, respectively. In April 2013, 1,123,809 shares of the Preferred Stock were converted into 1,125,763 shares of the Company’s Common Stock, which included 1,954 shares of accrued interest on the Preferred Stock. As of March 31, 2014, 9,555 shares of the Preferred Stock remains outstanding, which includes 142 Dividend Shares of Preferred Stock issued on March 31, 2014.

With fewer than 345,092 shares of Preferred Stock outstanding, the Company is no longer subject to the Cash Maintenance provision of the Purchase Agreement under which the Preferred Stock was originally sold in October 2012.

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

During the three months ended March 31, 2014 no shares of Preferred Stock were converted into shares of MGT Common Stock.

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

For the three months ended March 31, 2014 and 2013, respectively, the Company issued 142 and 18,806 of Dividend Shares to the Preferred Stock holders.

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

Note 7. Stock incentive plan and stock–based compensation

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

Options granted under the Plan vest as determined by the Company’s Compensation and Nominations Committee and expire over varying terms, but not more than seven years from date of grant. In the case of an Incentive Stock Option that is granted to a 10% shareholder on the date of grant, such Option shall not be exercisable after the expiration of five years from the date of grant. No option grants were issued during the three months ended March 31, 2014 and 2013.

Issuance of restricted shares – directors, officers and employees

Restricted shares are valued using closing market price on the date of grant and vest one–third each six months from the date of issue, for which the stock–based compensation expense is recognized over their vesting period. Unvested shares are subject to forfeiture if the applicable recipient is not a director, officer and/or employee of the Company at the time the restricted shares are to vest.

A summary of the Company’s employee’s restricted stock as of March 31, 2014, is presented below:

	Number of shares	Weighted average grant date fair value
Non–vested at December 31, 2013	52,667	$5.20
Granted	46,000	2.58
Vested	(2,000)	3.68
Forfeited	–	–
Non–vested at March 31, 2014	96,667	$3.64

On April 15, 2014, a total of 39,000 restricted shares were granted and issued to certain employees with an aggregate fair value of $41.

The Company recorded the following amounts related to stock–based compensation expense in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) / Income:

	Three months ended March 31,
	2014	2013
Selling, general and administrative	$123	$359
Research and development	–	–
	$123	$359

In the three months ended March 31, 2014, and 2013, the Company did not allocate any stock–based compensation expense to non–controlling interest.

Unrecognized compensation cost

As of March 31, 2014, unrecognized compensation costs related to non–vested stock–based compensation arrangements was $283, and is expected to be recognized over a weighted average period of 0.78 years.

Stock–based compensation – non–employees

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

Warrants

The following table summarizes information about warrants outstanding at March 31, 2014:

	Number of warrants	Weighted average exercise price
Warrants outstanding at December 31, 2013	920,825	$3.46
Issued	–	–
Exercised	–	–
Expired	–	–
Warrants outstanding at March 31,2014	920,825	$3.46

For the three months ended March 31, 2014 and 2013, all issued warrants are exercisable and expire through 2017.

Note 8. Non–controlling interest

At March 31, 2014 the Company’s non–controlling interest was as follows:

	MGT Gaming	FanTD	MGT Interactive	M2P Americas	Total
Non–controlling interest at January 1, 2014	$585	$1,431	$96	$(5)	$2,107
Non–controlling share of net loss	(42)	(108)	(5)	(15)	(170)
Non–controlling interest at March 31, 2014	$543	$1,323	$91	$(20)	$1,937

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

Pursuant to the terms of the Strategic Alliance Agreement, the Company will advance certain expenses to M2P Americas and the Company and M2P will provide network and human resources support to M2P Americas. The parties also entered into a Stockholders Agreement dated the same date which, among other things, grants M2P an option to purchase 10% of the Company’s ownership in M2P Americas at book value if the Company does not purchase equity in M2P prior to April 2, 2014.  This agreement was subsequently amended to extend the purchase date to May 31, 2014.

Any advances by the Company or its subsidiaries to M2P Americas will be considered a loan bearing interest at 4% per annum or the applicable federal rate if greater. The Strategic Alliance Agreement has a term of 20 years.

Note 9. Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group in deciding how to allocate resources and in assessing performance. Our chief operating decision–making group is composed of the chief executive officer and chief financial officer. We operate in four operational segments, Medicsight Software/Devices, Medicsight Services, Gaming and Intellectual Property. Certain corporate expenses are not allocated to segments.

We evaluate performance of our operating segments based on revenue and operating (loss). Segment information as of March 31, 2014, and December 31, 2013, are as follows:

	Medicsight
	Software / Devices	Services	Intellectual property	Gaming	Unallocated corporate / other	Total
Three months ended March 31, 2014
Revenue from external customers	$43	$–	$–	$42	$–	$85
Cost of revenue	–	–	–	(49)	–	(49)
Gross margin	43	–	–	(7)	–	36
Operating profit/(loss )	43	–	(101)	(373)	(874)	(1,305)

Three months ended March 31, 2013
Revenue from external customers	$11	$75	$–	$–	$–	$86
Cost of revenue	–	(63)	–	–	–	(63)
Gross margin	11	12	–	–	–	23
Operating profit/(loss)	(4)	5	(121)	–	(1,018)	(1,138)

March 31, 2014
Cash and cash equivalents (excludes $138 of restricted cash)	$–	$–	$21	$223	$2,976	$3,220
Property and equipment	–	–	–	22	12	34
Intangible assets	–	–	1,931	375	–	2,306
Goodwill	–	–	–	6,444	–	6,444
Additions:
Property and equipment	–	–	–	–	–	–
Intangible assets	–	–	–	–	–	–
Goodwill	–	–	–	–	–	–
December 31, 2013
Cash and cash equivalents (excludes $140 of restricted cash)	$–	$–	$6	$338	$4,298	$4,642
Property and equipment	–	–	–	28	17	45
Intangible assets	–	–	2,007	416	–	2,423
Goodwill	–	–	–	6,444	–	6,444

Note 10. Subsequent events

On April 7, 2014, the Company issued an 8–K announcing that the Company entered into and closed on the Asset Purchase Agreement (the “Agreement”) by and among the Company, CardRunners Gaming, Inc. (“CRG”), and certain key shareholders of CRG. The Agreement provides for the Company’s purchase of the business assets and intellectual property related to the daily fantasy sports website draftday.com.

The purchase price under the Agreement was $600 in cash and 95,166 shares of the Company’s common stock, of which 47,583 shares were placed in escrow for six months in order to support certain indemnification obligations of CRG under the terms of the Agreement. As according to ASC 805 “Business Combinations.”, the transaction will be accounted for as an acquisition of business.

On February 10, 2014, the Company and MGT Sports entered into a Separation Agreement and Release (“Separation Agreement”) with an employee and original founder of FanTD (the “Founder”). Upon execution of the Separation Agreement, the Founder’s employment with the Company was terminated. The Company agreed to pay any unpaid compensation through the termination date and an additional lump sum payment of $15,000 and the Founder agreed to certain non-compete and non-solicit restrictions.  The Company also agreed to enter into an Exchange Agreement which provided for the transfer by the Founder of all Units of FanTD to MGT Sports in exchange for 52,500 shares of the Company’s Common Stock. The exchange was subject to the NYSE MKT’s approval of the listing of the additional shares, which was obtained on April 4, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10–Q contains forward–looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The statements contained herein that are not purely historical are forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward–looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe” and similar expressions or variations intended to identify forward–looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward–looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward–looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Risk Factors" included in our Annual Report on Form 10–K filed with the SEC on March 28, 2014,, in addition to other public reports we filed with the Securities and Exchange Commissions (“SEC”). The forward–looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward–looking statements to reflect events or circumstances after the date of such statements.

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

MGT Gaming

MGT Gaming owns U.S. Patents 7,892,088 and 8,550,554 (the “‘088 and ‘554 patents,” respectively), both entitled "Gaming Device Having a Second Separate Bonusing Event” and both relating to casino gaming systems in which a second game played on an interactive sign is triggered once specific events occur in a first game. On November 2, 2012, MGT Gaming filed a lawsuit (No. 3:12–cv–741) in the United States District Court for the Southern District of Mississippi (“S. D. Miss.”) alleging patent infringement against Caesars Entertainment Corporation (“Caesar’s”)(NASDAQ GS: CZR), MGM Resorts International, Inc. (“MGM”) (NYSE: MGM), WMS Gaming, Inc. – a subsidiary of Scientific Games, Inc. (“WMS”)(NASDAQ: SGMS), Penn National Gaming, Inc. (“Penn”)(NASDAQ GS: PENN), and Aruze Gaming America, Inc. (“Aruze”) which either manufacture, sell or lease gaming systems in violation of MGT Gaming's patent rights, or operate casinos that offer gaming systems in violation of MGT Gaming's ‘088 patent. An amended complaint added the '554 patent, a continuation of the ‘088 patent. The allegedly infringing products include at least those identified under the trade names: "Pirate Battle," "Battleship," "Clue, "Amazon Fishing," “Star Trek Battle Stations," "Castle King," "Monopoly Bigger Event," and "Paradise Fishing."

On October 23, 2013 the U.S. District Court severed the originally filed action into three separate actions: MGT Gaming v. WMS and Caesars (No. 3:13–cv–691, MGT Gaming v. WMS and MGM (No. 3:13–cv–692), and MGT Gaming v. Aruze and Penn (No. 3:13–cv–693). On November 4, 2013 the District Court consolidated the three severed cases for discovery. The Defendants in all three actions filed counterclaims denying infringement and asserting invalidity of both patents–in–suit. MGT Gaming filed appropriate responses, reasserting the validity and infringement of the ‘088 and ‘554 patents.  On January 27, 2014, the District Court issued a Docket Order setting a Markman Hearing (also known as a claims construction hearing) for September 25, 2014 for all three cases. This order in no longer in effect in the WMS cases.

On November 4, 2013, WMS filed a Petition for Inter Parties Review ("IPR") with the United States Patent and Trademark Office ("PTO"), challenging the patent–in–suit.   On April 30, 2014 the Patent Trial and Appeal Board (“PTAB”) instituted the IPR, allowing the IPR to proceed on all claims in suit.  A conference call with the PTAB to address any motions the parties wish to file has been set for April 29, 2014. MGT’s Patent Owner’s Response brief is due on July 29, 2014. .

On April 23, 2014, the Court of Appeals for the Federal Circuit granted a Petition for Writ of Mandamus, sought by WMS, vacating the decision of the S.D. Miss. denying WMS’ motion to transfer the case to the Northern District of Illinois. As a consequence, this case will be moved to Chicago, Illinois and the previously issued S.D. Miss. Docket Order is no longer in effect with respect to WMS, Caesars and MGM. By motions filed on May 12, 2014, Aruze will be seeking a similar transfer order to Nevada as well as a stay pending resolution of WMS’ IPR. The success of such motions by Aruze, if any, cannot be determined.

MGT Studios

MGT Studios is publisher of social games and real money games of skill. In May 2014, the Company expects to launch www.MGTplay.com and social casino games with SlotChamp.

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

Pursuant to the terms of the Strategic Alliance Agreement, the Company will advance certain expenses to M2P Americas and the Company and M2P will provide network and human resources support to M2P Americas. The parties also entered into a Stockholders Agreement dated the same date which, among other things, grants M2P an option to purchase 10% of the Company’s ownership in M2P Americas at book value if the Company does not purchase equity in M2P prior to April 2, 2014.  This agreement was subsequently amended to extend the purchase date to May 31, 2014.

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

MGT Sports

MGT Sports operates DraftDay.com which is one of the industry's largest and most respected Daily Fantasy Sports wagering sites, ranking fourth highest among competitors in the most recent Alexa reports. The website offers players the opportunity to participate in real money Daily Fantasy gameplay for the NFL, MLB, NCAA (basketball & football), NHL, NBA and professional golf. Players select a roster of athletes across most popular sports, and winnings are determined by the same–day performance of these rosters. Daily Fantasy Sports compress the timeframe of traditional fantasy sports from multi–month seasons into 24–hour periods. DraftDay is also a leader in the popular quick–pick style of skill–based fantasy sports gaming. The Company also has a majority interest in FanTD LLC, the operator of FanThrowdown.com. The Company is also building an online portal for fantasy sports news and commentary, www.FantasySportsLive.com.

On May 20, 2013, MGT Sports completed the acquisition of 63% of the outstanding membership interests of FanTD LLC.

On April 7, 2014, the Company closed on the Asset Purchase Agreement (the “Agreement’) with CardRunners Gaming, Inc. (“CRG”), and certain key shareholders of CRG. The Agreement provided for the Company’s purchase of all of the business assets and intellectual property related to DraftDay.com.

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

MGT Interactive

On September 3, 2013, the Company entered into a Contribution and Sale Agreement (the “Contribution Agreement”) by and among the Company, Gioia Systems, and LLC (“Gioia”) and MGT Interactive, LLC (“MGT Interactive”) whereby MGT Interactive acquired certain assets from Gioia which was the inventor and owner of a proprietary method of card shuffling for the online poker market. Trademarked under the name Real Deal Poker, the technology uses patented shuffling machines, along with permutation re–sequencing, allowing for the creation of up to 16,000 decks per minute in real time. The acquisition includes seven (7) U.S. Patents and several Internet URL addresses, including www.RealDealPoker.com. The information contained in such website is not part of this annual report. Pursuant to the Contribution Agreement, Gioia contributed the assets to MGT Interactive in exchange for a 49% interest in MGT Interactive and MGT contributed $200 to MGT Interactive in exchange for a 51% interest in MGT Interactive. The $200 contributed by the Company shall be utilized as working capital, which shall be used to cover the direct and associated costs relating to the achievement of a certification from Gaming Laboratories International (“GLI”). The Company has the right to acquire an additional 14% ownership interest in MGT Interactive from Gioia in exchange for a purchase price of $300 after GLI certification is obtained. Gioia, in turn, will have the right to re–acquire the 14% interest for a period of three years at a purchase price of $500. Gioia shall have the right to certain royalty payments from the gross rake payments, and any licensing or royalty income received by MGT Interactive after certain revenue targets are exceeded.

Critical accounting policies and estimates

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 3 to the Company’s financial statements contained in the 2013, Annual Report on Form 10–K and Part I (Note 3) contained in the 2014, Quarterly Report on Form 10–Q.

Results of operations

The Company achieved the following results for the three months ended March 31, 2014, and 2013, respectively:

•	Revenues totaled $85 (2013: $86).

•	Operating expenses were $1,341 (2013: $1,161).

•	Net loss attributable to Common shareholders was $1,122 (2013: income of $1,000) and resulted in a basic and diluted loss per share of $0.13 (2013: basic and dilutive net income per share of $0.33 and $0.24, respectively).

Our operating expenses are higher this year, due to operating costs within our new Gaming segment, offset by substantially lower corporate governance costs and stock–based compensation expense.

Three months ended March 31, 2014 and 2013

Medicsight software/devices

In the three months ended March 31, 2014, ColonCAD sales were $2 compared to $11 for the same period last year. Insufflator sales were $41 (2013: $nil) following the launch of the next generation of the Insufflator via our distributor Ultrasound.

There were no selling, general and administrative expenses associated with this segment in 2014, (2013: $15).

Medicsight services

As a result of employee departure in the second quarter of 2013 the company did not recognize any revenue (2013: $75) or cost of revenue (2013: $63) for this segment in the three months ended March 31, 2014. Selling, general and administrative expenses were also $nil (2013: $7). Management is currently evaluating and assessing options for this segment.

Intellectual property (f/k/a MGT Gaming)

No revenues were generated in the first quarter of 2014 and 2013 as the Company continues to pursue its patent enforcement strategy.

Selling, general and administrative expenses were $101 (2013: $121), attributed to legal and consulting costs and amortization of the intellectual property assets.

Gaming

During the three months ended March 31, 2014, the Company recognized $42 in revenues for this segment.

Our cost of revenue was $49, which primarily consisted of overlay incurred on the Fanthrowdown website. The website offers daily Fantasy Sports contests and charges entry fees to play. Occasionally, as an incentive for user activity some contests may pay out higher prize money than the charged entry fees, the expense is recognized as overlay and included in cost of revenues. Management expects these costs to decrease substantially as the site builds its user base and increases liquidity.

There is no comparable revenue or cost of revenue for the same period last year as this is a new segment since the second quarter of 2013.

Our selling, general and administrative expenses were $1,018, which primarily related to information technology and marketing costs associated with the Fanthrowdown website. There is no comparable selling, general and administrative expense for last year as this is a new segment beginning May 20, 2013.

In the three months ended March 31, 2014 the Company recognized $60 of research and development expense (2013: $nil), attributed to product development costs in MGT Studios.

Unallocated corporate/other

Selling, general and administrative expenses during the three months ended March 31, 2014 were $874 (2013: $1,018), primarily due to lower corporate governance and stock–based compensation expense.

The Company recorded $3 in interest and other income for the quarter ended Mar 31, 2014. (2013: $24).

Liquidity and capital resources

	Three months ended March 31,
	2014	2013
Working capital summary:
Cash and cash equivalents (excluding $138 and $2,039 of restricted cash in March, 2014 and 2013, respectively)	$3,220	$2,678
Other current assets	205	233
Current liabilities	(632)	(401)
Working capital surplus	$2,793	$2,510

	Three months ended March 31,
	2014	2013
Cash flow summary:
Cash (used in) provided by:
Operating activities	$(1,424)	$(766)
Investing activities	2	–
Effects of exchange rates on cash and cash equivalents	–	1
Net decrease in cash and cash equivalents	$(1,422)	$(765)

On March 31, 2014, MGT’s cash and cash equivalents were $3,220 excluding $138 of restricted cash. The Company continues to exercise discipline with respect to current expense levels, as revenues remain limited. Our cash and cash equivalents have decreased during the three months ended March 31, 2014, primarily due to $1,424 used in operating activities.

Operating activities

Our net cash used in operating activities differs from the net loss predominantly because of various non–cash adjustments such as depreciation, amortization of intangibles, stock–based compensation, and change in fair value of warrants and movement in working capital.

Risks and uncertainties related to our future capital requirements

The Company has incurred significant operating losses since inception and continues to generate losses from operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $294,955 at March 31, 2014. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that the products or patent monetization strategy will be successful. Furthermore, it is contemplated that any acquisitions may require the Company to raise capital; such capital may not be available on terms acceptable to the Company, if at all.

On December 30, 2013, and as amended on April 24, 2014, the Company entered into an At the Market Offering Agreement (the “Agreement”) with Ascendiant Capital Markets, LLC (the “Manager”).

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

At March 31, 2014, MGT’s cash, cash equivalents and restricted cash were $3,358, including $21 held in MGT Gaming and $185 held in FanTD.

Management believes that the current level of working capital along with the At the Market Offering Agreement, will be sufficient to allow the Company to maintain its operations into April 2015, at which point the Company may need to seek additional sources of financing. There is no guarantee that additional sources of financing will be available or on terms acceptable to the Company, if at all

To date we have primarily financed our operations through private placements of equity and debt securities. To the extent that additional capital is raised through the sale of equity or equity–related securities of the Company or its subsidiaries, the issuance of such securities could result in dilution to our stockholders.

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

During the second quarter through May 15, 2014, the Company sold approximately 58,251 shares of our common stock under the Sales Agreement through an “at the market” equity offering program for net proceeds of approximately $91 before related expenses. The net proceeds will be used for general corporate purposes, including, but not limited to, commercialization of our products, capital expenditures and working capital. As of May 15, 2014, the Company has approximately $8.4 million remaining under the program, assuming sufficient shares are available to be issued.

The Company intends to use the net proceeds from any future offerings for general corporate purposes, including, but not limited to, obtaining regulatory approvals, commercialization of its products, capital expenditures and working capital.

Contractual obligations

DFS agreement

On April 24, 2014, the Company, through its subsidiaries FanTD and MGT Sports, entered into a six month Amended and Restated Consulting Agreement with DFS Consultants LLC (the “Consultants”), giving effect  as of March 5, 2014.

In exchange for expert promotional and site design services, the Company agreed to provide the following compensation to the Consultant:

On the date hereof (subject to receipt of the applicable deliveries by the Consultant): MGT Capital shall issue to the Consultant a warrant to purchase 100,000 shares of common stock.

Each month, MGT Capital shall issue to the Consultant 5,000 shares of MGT Common Stock, payable monthly in arrears.

As of March 31, 2014, neither issuance has been made because the Company has not received NYSE market approval for the issuances. As of March 31, 2014, the Company has accrued $9 for the services.

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

Recent accounting pronouncements

The U.S. Financial Accounting Standards Board issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08) in April 2014. This new standard (i) raises the threshold for disposals to qualify as discontinued operations (ii) allows companies to have significant continuing involvement and continuing cash flows with the discontinued operation, and (iii) provides for new and additional disclosures of discontinued operations and individually material disposal transactions. The Company anticipates adopting the new standard when it becomes effective in the first quarter of 2015.

Off–balance sheet arrangements

We have no obligations, assets or liabilities which would be considered off–balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off–balance sheet arrangements.

Item 3.  Quantitative and qualitative disclosures about market risk

Not required for smaller reporting companies.

Item 4.  Controls and procedures

(a) Evaluation of disclosure controls and procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a–15(e) or 15d–15(e) of the Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2014 (the end of the period covered by this Quarterly Report on Form 10–Q), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.  There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal proceedings

None.

Item 1–A.  Risk factors

Not required for smaller reporting companies.

Item 2.  Unregistered sales of equity securities and use of proceeds

In the three months ended March 31, 2014, the Company issued 142 shares of Series A Convertible Preferred stock as dividend shares to holders, representing dividends due from January 1, 2014, through March 31, 2014.

The above issuances were made in reliance on an exemption from registration set forth in Section 4(2) of the Securities Act. The issuances did not result in any proceeds to the Company.

Item 3.  Defaults upon senior securities

None.

Item 4.  Mine safety disclosures

Not Applicable.

Item 5.  Other information

None

Item 6.  Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT CAPITAL INVESTMENTS, INC

May 15, 2014	By:	/s/ ROBERT B. LADD
Robert B. Ladd
President and Chief Executive Officer
(Principal Executive Officer)

May 15, 2014	By:	/s/ ROBERT P. TRAVERSA
Robert P. Traversa
Treasurer and Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

