Form 10-Q/A
period 2014-03-31
MGT CAPITAL INVESTMENTS INC
filed 2014-08-14
CIK 1001601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒

As of May 12, 2014, the registrant had outstanding 9,139,603 shares of common stock, $0.001 par value.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, as originally filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2014 (the “Original Filing”). We are filing this in order to indicate that we are not a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, and that the box indicating otherwise was checked inadvertently on the cover page to the Original Filing. The change to the check box indicating this on the cover page to this Amendment No. 1 is the only change being made to our Form 10-Q.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-Q/A.

This Amendment No. 1 does not change any of the other information contained in the Original Filing. Other than as specifically set forth herein, this Amendment No. 1 continues to speak as of the date of the Original Filing and we have not updated or amended the disclosures contained therein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the date of the Original Filing.

PART II

ITEM 6.	EXHIBITS

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herein

2

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT CAPITAL INVESTMENTS, INC

August 14, 2014	By:	/s/ ROBERT B. LADD
Robert B. Ladd
President and Chief Executive Officer
(Principal Executive Officer)

August 14, 2014	By:	/s/ ROBERT P. TRAVERSA
Robert P. Traversa
Treasurer and Chief Financial Officer
(Principal Financial Officer)

3