Form 10-Q
period 2014-06-30
MGT CAPITAL INVESTMENTS INC
filed 2014-08-14
CIK 1001601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 14, 2014, the registrant had outstanding 9,674,431 shares of common stock, $0.001 par value.

All financial amounts are in thousands except share and per share data.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per–share amounts)

	June 30,	December 31,
	2014
	(Unaudited)	2013
Assets:
Current assets:
Cash and cash equivalents	$2,425	$4,642
Accounts receivable	46	43
Prepaid expenses and other current assets	182	132
Total current assets	2,653	4,817

Non–current assets:
Restricted cash	138	140
Property and equipment, at cost, net	48	45
Intangible assets, net	2,913	2,423
Goodwill	6,444	6,444
Other non–current assets	4	4
Total assets	$12,200	$13,873

Liabilities:
Current liabilities:
Accounts payable	$435	$228
Accrued expenses	86	94
Player deposit liability	788	647
Other payables	36	16
Total current liabilities	1,345	985

Total liabilities	1,345	985

Commitments and contingencies:
Redeemable convertible preferred stock – Temporary equity:
Preferred stock, series A convertible preferred, $0.001 par value; 1,416,160 and 1,416,160 shares authorized at June 30, 2014 and December 31, 2013, respectively; 9,699 and 9,413 shares issued and outstanding at June 30, 2014, and December 31, 2013, respectively	–	–
Stockholders' equity/(deficit):
Undesignated preferred stock, $0.001 par value; 8,583,840 and 8,583,840 shares authorized at June 30, 2014, and December 31, 2013, respectively. No shares authorized, issued and outstanding at June 30, 2014 and December 31, 2013, respectively	–	–
Common Stock, $0.001 par value; 75,000,000 shares authorized; 9,361,453 and 8,848,686 shares issued and outstanding at June 30, 2014, and December 31, 2013, respectively	9	9
Additional paid–in capital	305,935	304,886
Accumulated other comprehensive loss	(281)	(281)
Accumulated deficit	(296,346)	(293,833)
Total stockholders' equity	9,317	10,781
Non–controlling interests	1,538	2,107
Total equity	10,855	12,888

Total stockholders' equity, liabilities and non–controlling interest	$12,200	$13,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per–share amounts)
(Unaudited)

	Three months ended June 30,
	2014	2013
Revenues:
Software and devices	$37	$27
Services – Consulting	–	22
Gaming	276	18
Other	7	–
	320	67
Cost of revenues:
Gaming	167	20
	167	20

Gross margin	153	47

Operating expenses:
General and administrative	1,536	3,078
Sales and marketing	91	66
Research and development	53	–
	1,680	3,144

Operating loss	(1,527)	(3,097)

Other non–operating income:
Interest and other income	2	3
Gain on sale of medical imagine patents	–	750
Change in fair value of warrants	–	(4,326)
	2	(3,573)

Net loss before income taxes and non–controlling interest	(1,525)	(6,670)

Income tax (expense) / benefit	1	–

Net loss before non–controlling interest	(1,524)	(6,670)

Net loss attributable to non–controlling interest	133	91

Net loss attributable to MGT Capital Investments, Inc.	$(1,391)	$(6,579)

Less:
Quarterly dividend on Preferred Series A Stock	–	(7)
Net loss applicable to Common shareholders	$(1,391)	$(6,586)

Per–share data:
Basic and diluted loss per share	$(0.15)	$(1.38)

Weighted average number of common shares outstanding	9,057,867	4,766,904

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per–share amounts)
(Unaudited)

	Six months ended June 30,
	2014	2013
Revenues:
Software and devices	$80	$38
Services – Consulting	–	97
Gaming	318	18
Other	7	–
	405	153
Cost of revenues:
Services – Consulting	–	63
Gaming	216	20
	216	83

Gross margin	189	70

Operating expenses:
General and administrative	2,800	4,239
Sales and marketing	108	66
Research and development	113	–
	3,021	4,305

Operating loss	(2,832)	(4,235)

Other non–operating income:
Interest and other income	5	27
Gain on sale of medical imagine patents	–	750
Change in fair value of warrants	–	(2,204)
	5	(1,427)

Net loss before income taxes and non–controlling interest	(2,827)	(5,662)

Income tax benefit / (expense)	11	(3)

Net loss before non–controlling interest	(2,816)	(5,665)

Net loss attributable to non–controlling interest	303	147

Net loss income attributable to MGT	$(2,513)	$(5,518)

Less:
Quarterly dividend on Series A Preferred Stock	–	(68)
Net loss applicable to Common shareholders	$(2,513)	$(5,586)

Per–share data:
Basic and diluted loss per share	$(0.28)	$(1.02)

Weighted average number of common shares outstanding	8,921,935	5,472,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,816)	$(5,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21	11
Amortization of intangible assets	300	130
Stock–based expense	243	1,208
Warrant expense	34	–
Stock–based compensation – modification of Preferred Series A Warrants	–	817
Change in fair value of warrants	–	2,204
Gain on sale of patent	–	(750)
Change in operating assets and liabilities:
Accounts receivable	(3)	(8)
Prepaid expenses and other current assets	(50)	119
Accounts payable	207	105
Accrued expenses	(8)	(172)
Player deposit liability	(406)	–
Other payables	20	188
Net cash used in operating activities	(2,458)	(1,813)

Cash flows from investing activities:
Purchase of property and equipment	(24)	(7)
Cash acquired in purchase of DraftDay	547	–
Cash paid for purchase of DraftDay	(600)	–
Release of restricted cash	2	2,000
Cash paid for purchase of FanTD, net	–	(124)
Purchase of intangible assets	–	(32)
Purchase of intangible assets – Fantasy Sports Live	–	(30)
Purchase of intangible assets – Digital Angel	–	(136)
Net cash provided by investing activities	(75)	1,671

Cash flows from financing activities:
Net proceeds from ATM sales of common stock	316	–
Proceeds from exercise of warrants	–	3,047
Net cash provided by investing activities	316	3,047

Net change in cash and cash equivalents	(2,217)	2,905
Cash and cash equivalents, beginning of period	4,642	3,443
Cash and cash equivalents, end of period	$2,425	$6,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

Supplemental non–cash disclosures (investing and financing activities):
	Six months ended June 30,
	2014	2013
Series A Convertible Preferred Stock, dividends paid in kind	$–	$68
Reclassification of derivative liability– Preferred Series A warrants into equity	–	8,206
Reclassification of derivative liability– J&S warrants into equity	–	1,164
Assets acquired and liabilities assumed through purchase of assets:
Prepaid expenses and other current assets	–	27
Security deposit	–	2
Property and equipment	–	32
Intangible assets	790	440
Goodwill	–	4,972
Player deposit liability	(547)	–
Other payables	–	(145)
Long–term debt	–	(100)
Stock issued for acquisition – DraftDay	190	–
Stock issued for acquisition of non–controlling interest in FanTD	103	–
Stock issued for acquisition – Digital Angel	–	202
Stock issued for acquisition – FanTD	–	3,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 1. Organization

MGT Capital Investments, Inc. (“MGT,” “the Company,” “we,” “us”) is a Delaware corporation, incorporated in 2000. The Company was originally incorporated in Utah in 1977. MGT is comprised of the parent company, majority–owned subsidiaries MGT Gaming, Inc. (“MGT Gaming”), MGT Interactive LLC (“MGT Interactive”), and wholly-owned subsidiaries Medicsight, Inc. (“Medicsight”), MGT Studios, Inc. (f/k/a MGT Capital Solutions, Inc.) (“MGT Studios”) including its wholly–owned subsidiary Avcom, Inc. and its minority–owned subsidiary M2P Americas, Inc., and MGT Sports, Inc. (“MGT Sports”) including its majority–owned subsidiary FanTD LLC, (“FanTD”). Our Corporate office is located in Harrison, New York.

MGT and its subsidiaries are primarily engaged in the business of acquiring, developing and monetizing assets in the online and mobile gaming space, as well as the casino industry.

MGT Gaming

MGT Gaming owns U.S. Patents 7,892,088 and 8,550,554 (the “‘088 and ‘554 patents,” respectively), both entitled "Gaming Device Having a Second Separate Bonusing Event” and both relating to casino gaming systems in which a second game played on an interactive sign is triggered once specific events occur in a first game. On November 2, 2012, MGT Gaming filed a lawsuit (No. 3:12–cv–741) in the United States District Court for the Southern District of Mississippi (“S. D. Miss.”) alleging patent infringement against certain companies which either manufacture, sell or lease gaming systems in violation of MGT Gaming's patent rights, or operate casinos that offer gaming systems in violation of MGT Gaming's ‘088 patent, including WMS Gaming, Inc. – a subsidiary of Scientific Games, Inc. (“WMS”)(NASDAQ: SGMS), Penn National Gaming, Inc. (“Penn”) (NASDAQ GS: PENN), and Aruze Gaming America, Inc. (“Aruze”) An amended complaint added the '554 patent, a continuation of the ‘088 patent. The allegedly infringing products include at least those identified under the trade names: "Amazon Fishing" and "Paradise Fishing."

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

On November 4, 2013, WMS filed a Petition for Inter Parties Review ("IPR") with the United States Patent and Trademark Office ("PTO"), challenging the patent–in–suit. On April 30, 2014 the Patent Trial and Appeal Board (“PTAB”) instituted the IPR, allowing the IPR to proceed on all claims in suit. The IPR proceeding has subsequently been dismissed by agreement between WMS and MGT Gaming.

On April 23, 2014, the Court of Appeals for the Federal Circuit granted a Petition for Writ of Mandamus, sought by WMS, vacating the decision of the S.D. Miss. denying WMS’ motion to transfer the case to the Northern District of Illinois. As a consequence, this case will be moved to Chicago, Illinois and the previously issued S.D. Miss. Docket Order is no longer in effect with respect to WMS. The case against WMS was subsequently dismissed by agreement of the parties. By motions filed on May 12, 2014, Aruze sought a similar transfer order to Nevada as well as a stay pending resolution of WMS’ IPR. Only the latter motion has been granted. The Company intends to seek reconsideration of that stay order as a result of the dismissal of the WMS’ IPR and to vigorously pursue its case against Aruze.

MGT Studios

MGT Studios is publisher of social games and real money games of skill.

On November 11, 2013, the Company entered into an Agreement and Plan of Reorganization (the “Avcom Agreement”) with MGT Capital Solutions, Inc., a wholly owned subsidiary of the Company, Avcom, Inc. and the shareholders and option holders of Avcom, Inc. (“Avcom”). Pursuant to the Avcom Agreement, the Company acquired 100% of the capital stock of Avcom. In consideration, the Preferred Stockholders of Avcom received $550 in value of the Company’s Common Stock and the Common Stockholders and option holders of Avcom will receive an aggregate of $1,000 in value of the Company’s Common Stock. The value of the Company’s Common Stock is based on the volume weighted average closing price for the 20 trading days prior to signing the Avcom Agreement. The acquisition contemplated by the Avcom Agreement closed on November 26, 2013.

One half of the issuance to the Avcom Common Stockholders and option holders was placed in escrow and will be released upon the later of (i) the commercial release of an agreed upon game or (ii) six (6) months after closing. In addition, the Common Stockholders may be awarded contingent consideration of $1.0 million through the issuance of up to 333,000 of the Company’s Common Stock in the event that the game reaches $3.0 million in gross revenues within 18 months of signing the Avcom Agreement.

Avcom is a game development studio producing free to play mobile and social casino–style games. Avcom’s assets include physical and intellectual property associated with Mobilevegas and freeawesome.com, as well as a game under development titled “SlotChamp”. Prior to entering into the Avcom Agreement, Avcom had performed certain game development consulting services for the Company for which Avcom received an aggregate of $146 as consideration for such services in 2013.

On December 4, 2013, the Company entered into a Strategic Alliance Agreement with M2P Entertainment GmbH, a German corporation (“M2P”), the newly formed Delaware corporation, M2P Americas, Inc. (“M2P Americas”) and the Company’s existing subsidiary MGT Studios. The purpose of the transaction is to allow M2P Americas to market and exploit MP2’s gaming technology in North and South America through M2P Americas. As part of the transaction, the Company acquired 50.1% of M2P Americas and M2P acquired 49.9%. The Strategic Alliance Agreement provides that the Company and M2P will jointly cooperate to launch M2P’s gaming technology in North and South America. It further provides M2P Americas with an exclusive royalty free license to M2P’s gaming technology for North and South America.

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

On May 31, 2014, M2P exercised its option to purchase 10% of the outstanding equity interests of M2P Americas from the Company.  As a result, the Company’s ownership of M2P Americas is now 40.1%, and M2P’s ownership is 59.9%.

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

MGT Sports

MGT Sports operates DraftDay.com, third largest and one of industry's most respected Daily Fantasy Sports wagering site. The website offers players the opportunity to participate in real money Daily Fantasy gameplay for the NFL, MLB, NCAA (basketball & football), NHL, NBA and professional golf. Players select a roster of athletes across most popular sports, and winnings are determined by the same–day performance of these rosters. Daily Fantasy Sports compress the timeframe of traditional fantasy sports from multi–month seasons into 24–hour periods. DraftDay is also a leader in the popular quick–pick style of skill–based fantasy sports gaming. The Company also has a majority interest in FanTD LLC, the operator of FanThrowdown.com. The Company has also launched an online portal for fantasy sports news and commentary, www.FantasySportsLive.com.

On April 7, 2014, the Company closed on the Asset Purchase Agreement (the “Agreement”) with CardRunners Gaming, Inc. (“CRG”), and certain key shareholders of CRG. The Agreement provided for the Company’s purchase of all of the business assets and intellectual property related to DraftDay.com. (See Note 9)

On May 20, 2013, MGT Sports completed the acquisition of 63% of the outstanding membership interests of FanTD LLC.

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

MGT Interactive

On September 3, 2013, the Company entered into a Contribution and Sale Agreement (the “Contribution Agreement”) by and among the Company, Gioia Systems, and LLC (“Gioia”) and MGT Interactive, LLC whereby MGT Interactive acquired certain assets from Gioia which was the inventor and owner of a proprietary method of card shuffling for the online poker market. Trademarked under the name Real Deal Poker, the technology uses patented shuffling machines, along with permutation re–sequencing, allowing for the creation of up to 16,000 decks per minute in real time. The acquisition includes seven (7) U.S. Patents and several Internet URL addresses, including www.RealDealPoker.com. Pursuant to the Contribution Agreement, Gioia contributed the assets to MGT Interactive in exchange for a 49% interest in MGT Interactive and MGT contributed $200 to MGT Interactive in exchange for a 51% interest in MGT Interactive. The $200 contributed by the Company shall be utilized as working capital, which shall be used to cover the direct and associated costs relating to the achievement of a certification from Gaming Laboratories International (“GLI”). The Company has the right to acquire an additional 14% ownership interest in MGT Interactive from Gioia in exchange for a purchase price of $300 after GLI certification is obtained. Gioia, in turn, will have the right to re–acquire the 14% interest for a period of three years at a purchase price of $500. Gioia shall have the right to certain royalty payments from the gross rake payments, and any licensing or royalty income received by MGT Interactive after certain revenue targets are exceeded.

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

Note 2. Liquidity and financial condition

The Company has incurred significant operating losses since inception and continues to generate losses from operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $296,346 at June 30, 2014. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through issuances of securities. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that the products or patent monetization strategy will be successful. Furthermore, it is contemplated that any acquisitions may require the Company to raise capital; such capital may not be available on terms acceptable to the Company, if at all.

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

On December 30, 2013, and as amended on March 27, 2014, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with Ascendiant Capital Markets, LLC (the “Manager”).

Pursuant to the ATM Agreement, the Company may offer and sell shares of its Common Stock (the “Shares”) having an aggregate offering price of up to $8.5 million from time to time through the Manager. The Shares sold in the offering will be issued pursuant to the Company’s effective shelf registration statement on Form S–3 (File No. 333–182298) previously filed with the Securities and Exchange Commission (the “SEC”) in accordance with the provisions of the Securities Act of 1933, as amended (the “Securities Act”), as supplemented by a prospectus supplement dated December 30, 2013 for the sale of up to $8.5 million of Shares, which the Company filed with the SEC pursuant to Rule 424(b)(5) under the Securities Act.

The Manager is not required to sell any specific number or dollar amount of Shares but will use its commercially reasonable efforts, as the Company's agent and subject to the terms of the ATM Agreement, to sell the Shares offered, as instructed by the Company. Such instructions will include notice as to the maximum amount of shares of the Company’s Common Stock to be sold by the Manager on a daily basis and the minimum price per share at which such shares may be sold.

The ATM Agreement provides that the Company will pay the Manager a fee of 3.0% of the gross sales price of any Shares sold through the Manager. The ATM Agreement contains customary representations, warranties and agreements of the Company and the Manager and customary conditions to completing future sale transactions, indemnification rights and obligations of the parties and termination provisions.

The Company intends to use the net proceeds from any sales of Shares in the offering for working capital, capital expenditures, and general business purposes.

At June 30, 2014, MGT’s cash, cash equivalents and restricted cash were $2,563 including $10 held in MGT Gaming and $97 held in FanTD.

From the second quarter through August 14, 2014, the Company sold approximately 474,079 shares of our common stock under the ATM Agreement through an “at the market” equity offering program for net proceeds of approximately $502 before related expenses. The net proceeds will be used for general corporate purposes, including, but not limited to, commercialization of our products, capital expenditures and working capital. As of August 14, 2014, the Company has approximately $8 million remaining under the program, assuming sufficient shares are available to be issued.

Currently the Company anticipates it has sufficient cash on hand, combined with gross margin from DraftDay, along with proceeds of the At the Market Offering Agreement to continue operations at least through June 2015, at which point the Company may need to seek additional sources of financing. There is no guarantee that additional sources of financing will be available or on terms acceptable to the Company, if at all.

Note 3. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 8–03 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2013, as filed with the SEC on March 28, 2014. Operating results for the three and six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2014.

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

The computation of diluted loss per share for the three and six months ended June 30, 2014 excludes 9,699 shares in connection to the convertible Preferred Stock, 1,020,829 warrants and 88,999 unvested restricted shares, as they are anti–dilutive due to the Company’s net loss. For the three and six months ended June 30, 2013, the computation excluded 15,512 Common Shares in connection with the Series A Convertible Preferred Stock, 3,015,807 warrants, 177,336 unvested restricted shares and 300,000 restricted shares issued to FanTD subject to escrow, as they were anti–dilutive due to the Company’s net loss.

Recent accounting pronouncements

In April 2014, the U.S. Financial Accounting Standards Board issued Accounting Standards Update 2014–08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014–08). This new standard (i) raises the threshold for disposals to qualify as discontinued operations (ii) allows companies to have significant continuing involvement and continuing cash flows with the discontinued operation, and (iii) provides for new and additional disclosures of discontinued operations and individually material disposal transactions. The Company anticipates adopting the new standard when it becomes effective in the first quarter of 2015.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014–09, Revenue from Contracts with Customers. Amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry–specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605–35, Revenue Recognition—Construction–Type and Production–Type Contracts, and create new Subtopic 340–40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2011–230—Revenue Recognition (Topic 605) and Proposed Accounting Standards Update 2011–250—Revenue Recognition (Topic 605): Codification Amendments, both of which have been deleted. Accounting Standards Update 2014–09. The amendments in this Update are effective for the Company for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the effects of ASU 2014–09 on the condensed consolidated financial statements.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014–11, Transfers and Servicing. The amendments in this Update require that repurchase–to–maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement. The amendments require an entity to disclose information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements, in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. In addition the amendments require disclosure of the types of collateral pledged in repurchase agreements, securities lending transactions, and repurchase–to–maturity transactions and the tenor of those transactions. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013–10—Transfers and Servicing (Topic 860), which has been deleted. The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014. ASU 2014–11 is not expected to have a material impact on the condensed consolidated financial statements.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014–12, Compensation– Stock Compensation. The amendments in this update apply to reporting entities that grant their employees share–based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF–13D––Compensation––Stock Compensation (Topic 718): Accounting for Share–Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The proposed amendments would apply to reporting entities that grant their employees share–based payments in which the terms of the award provide that a performance target could be achieved after the requisite service period. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF–13D—Compensation—Stock Compensation (Topic 718): Accounting for Share–Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the effects of ASU 2014–12 on the condensed consolidated financial statements.

Note 4. Goodwill and intangible assets

Goodwill represents the difference between purchase cost and fair value of net assets acquired in business acquisitions. Indefinite lived intangible assets, representing trademarks and trade names, are not amortized unless their useful life is determined to be finite. Long–lived intangible assets are subject to amortization using the straight–line method. Goodwill and indefinite lived intangible assets are tested for impairment annually and more often if a triggering event occurs, by comparing the fair value of each reporting unit to its carrying value. The Company performed this impairment test and concluded that impairment did not exist as of December 31, 2013.

Goodwill
Balance at December 31, 2013	$6,444
Additions	–
Balance at June 30, 2014	$6,444

	Estimated remaining useful life	June 30, 2014	December 31, 2013
Intellectual property	5 years	$2,532	$2,468
Software and website development	3 years	950	275
Customer lists	4 years	210	159
Trademarks	2 years	7	7
Less: Accumulated amortization		(786)	(486)
Intangible assets, net		$2,913	2,423

In the three and six months ended June 30, 2014 the Company recorded amortization expense of $183 and $300, respectively. In the three and six months ended June 30, 2013 the Company recorded amortization expense of $78 and $130, respectively.

Estimated future annual amortization expense as for the remainder of year ending December 31, 2014, and for the four subsequent years is as follows:

	Intellectual property	Software and website development	Customer list	Trademarks	Total
2014	$384	$316	$42	$3	$745
2015	384	316	42	3	745
2016	384	156	42	–	582
2017	384	–	33	–	417
2018	384	–	–	–	384
Thereafter	40	–	–	–	41
	$1,960	$788	$159	$6	$2,913

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

The following is a schedule of the future minimum payments required under operating leases in the aggregate and for each subsequent year through lease maturity:

Year ending December 31,
2014	$45
2015	–
Total	$45

Total lease rental expense for the three months ended June 30, 2014, and 2013, was $32 and $27, respectively. Total lease rental expense for the six months ended June 30, 2014, and 2013, was $62 and $44, respectively.

Commitments

STATS licensing agreement

On May 1, 2014, the Company entered into a licensing agreement with STATS LLC (“STATS”) effective February 1, 2014. In exchange for the right and license to both use certain of STATS’ proprietary information for use with daily and seasonal games and to power the scoring with the Company’s fantasy sports games on the Company’s websites, the Company has agreed to pay the following monthly license fees of $11 per month for February–March 2014, $26 per month from April–June 2014, and $20 per month thereafter through December 2015. The agreement expires on December 31, 2015. The Company expensed $78 and $100 for the three and six month periods ended June 30, 2014, respectively.

DFS agreement

On April 24, 2014, the Company, through its subsidiaries FanTD and MGT Sports, entered into a six month Amended and Restated Consulting Agreement with DFS Consultants LLC (the “Consultants”), giving effect as of March 5, 2014.

In exchange for expert promotional and site design services and subject to receipt of the applicable deliveries by the Consultant the Company agreed to provide the following compensation to the Consultant:

Each month, MGT shall issue to the Consultant 5,000 shares of MGT Restricted Common Stock, payable monthly in arrears. For the three and six month periods ended June 30, 2014, the Company has expensed $24 for the services.

Additionally, on the date hereof, , the Company agreed to issue to the Consultant a warrant to purchase 100,000 shares of common stock, which will vest immediately upon issuance. The warrant was valued at $80 utilizing the Black-Scholes Option pricing model based on 75% volatility rate. For the three and six months ended June 30, 2014, the Company expensed $34 relating to the warrant.

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

 For the three months ended June 30, 2014, and 2013, respectively, the Company issued 144 and 2,127 of Dividend Shares to the Preferred Stock holders. For the six months ended June 30, 2014, and 2013, respectively, the Company issued 286 and 20,933 of Dividend Shares to the Preferred Stock holders.

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

Options granted under the Plan vest as determined by the Company’s Compensation and Nominations Committee and expire over varying terms, but not more than seven years from date of grant. In the case of an Incentive Stock Option that is granted to a 10% shareholder on the date of grant, such Option shall not be exercisable after the expiration of five years from the date of grant. No option grants were issued during the three and six months ended June 30, 2014, and 2013. As of June 30, 2014, no options are outstanding.

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

A summary of the Company’s employee’s restricted stock as of June 30, 2014, is presented below:

	Number of shares	Weighted average grant date fair value
Non–vested at December 31, 2013	52,667	$5.20
Granted	85,000	1.88
Vested	(48,668)	4.67
Forfeited	–	–
Non–vested at June 30, 2014	88,999	$2.37

On July 1, 2014, a total of 12,000 restricted shares were granted and issued to certain employees with an aggregate fair value of $12.

The Company recorded the following amounts related to stock–based compensation expense in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) / Income:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Selling, general and administrative	$93	$346	$216	$705
	93	346	216	705

In the three months and six months ended June 30, 2014, and 2013, the Company did not allocate any stock–based compensation expense to non–controlling interest.

Unrecognized compensation cost

As of June 30, 2014, unrecognized compensation costs related to non–vested stock–based compensation arrangements was $174 and is expected to be recognized over a weighted average period of 1.21 years.

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

On May 16, 2014, the Company entered into a consulting agreement for services related to its fantasy sports platform for a period of one year, cancellable with 30 days’ notice. In consideration for the services, the Company is scheduled to pay $6 per month and 12,000 shares of the Company’s Common Stock vesting monthly over the term of the agreement. As of June 30, 2014, the Company has expensed $3 related to the agreement.

On June 16, 2014 the Company entered into a Settlement Agreement with J&S Gaming, Inc. (“J&S”) which provides for the issuance by the Company of 75,000 shares to J&S and the release by J&S of the Company’s obligation to consummate a previously contemplated transaction. The stock was recorded at the fair market value of $49 on July 29, 2014, date of approval from NYSE, and was subsequently issued on August 8, 2014.

Warrants

The following table summarizes information about warrants outstanding as of June 30, 2014:

	Number of warrants	Weighted average exercise price
Warrants outstanding at December 31, 2013	920,829	$3.46
Issued	100,000	3.75
Exercised	–	–
Expired	–	–
Warrants outstanding at June 30, 2014	1,020,829	$3.47

For the three and six months ended June 30, 2014 and 2013, all issued warrants are exercisable and expire through 2017.

Note 8. Non–controlling interest

At June 30, 2014 the Company’s non–controlling interest was as follows:

	MGT Gaming	FanTD	MGT Interactive	M2P Americas	Total
Non–controlling interest at January 1, 2014	$585	$1,431	$96	$(5)	$2,107
Acquisition of non–controlling interest in FanTD		(266)			(266)
Non–controlling share of net loss	(116)	(167)	(5)	(15)	(303)
Non–controlling interest at June 30, 2014	$469	$998	$91	$(20)	$1,538

FanTD

On February 10, 2014, the Company and MGT Sports entered into a Separation Agreement and Release (“Separation Agreement”) with an employee and original founder of FanTD (the “Founder”). As part of the agreement the Company entered into an Exchange Agreement which provided for the transfer by the Founder of all Units of FanTD to MGT Sports in exchange for 52,500 shares of the Company’s Common Stock. The exchange was subject to the NYSE MKT’s approval of the listing of the additional shares, which was obtained on April 4, 2014. At the date of approval, the stock was valued at $103 or $1.96 per share.

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

Pursuant to the terms of the Strategic Alliance Agreement, the Company will advance certain expenses to M2P Americas and the Company and M2P will provide network and human resources support to M2P Americas. The parties also entered into a Stockholders Agreement dated the same date which, among other things, grants M2P an option to purchase 10% of the Company’s ownership in M2P Americas at book value if the Company does not purchase equity in M2P prior to April 2, 2014.  This agreement was subsequently amended to extend the purchase date to May 31, 2014. On May 31, 2014, M2P exercised its option to purchase 10% of the outstanding equity interests of M2P Americas from the Company.  As a result, the Company’s ownership of M2P Americas is now 40.1%, and M2P’s ownership is 59.9%.

Any advances by the Company or its subsidiaries to M2P Americas will be considered a loan bearing interest at 4% per annum or the applicable federal rate if greater. The Strategic Alliance Agreement has a term of 20 years.

Note 9. Acquisitions

On April 7, 2014, the Company closed on an Asset Purchase Agreement (“Agreement”) with CardRunners Gaming, Inc. to acquire business assets and intellectual property related to DraftDay.com for cash consideration of $600 and stock consideration of $190, consisting of 95,166 shares of Company’s Common Stock at $2.00 per share (valued on the date of close).

The Company recorded the purchase using the acquisition method of accounting as specified in ASC 805 “Business Combinations.” This method of accounting requires the acquirer to (i) record purchase consideration issued to sellers in a business combination at fair value on the date control is obtained, (ii) determine the fair value of any non-controlling interest, and (iii) allocate the purchase consideration to all tangible and intangible assets acquired and liabilities assumed based on their acquisition date fair values. The Company commenced reporting the results from operations on a consolidated basis effective upon the date of acquisition.

The following table summarizes the preliminary fair values of the net assets/liabilities assumed and the allocation of the aggregate fair value of the purchase consideration to assumed identifiable intangible assets:

Cash	$600
Common stock – 95,166 shares at $2.00 per share	190
Total purchase price	$790

Cash	$547
Customer list	51
Domains	64
Website	675
Player deposit liability	(547)
Total purchase price allocation	$790

Note 10. Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group in deciding how to allocate resources and in assessing performance. Our chief operating decision–making group is composed of the chief executive officer and chief financial officer. We operate in four operational segments, Medicsight Software/Devices, Medicsight Services, Gaming and Intellectual Property. Certain corporate expenses are not allocated to segments. We evaluate performance of our operating segments based on revenue and operating profit / (loss). Segment information as of June 30, 2014, and December 31, 2013, and for the three and six months ended June 30, 2014, and June 30, 2013, are as follows:

	Medicsight
	Software/Devices	Services	Intellectual property	Gaming	Unallocated corporate/other	Total
Three months ended June 30, 2014
Revenue from external customers	$37	$–	$–	$283	$–	$320
Cost of revenue	–	–	–	(167)	–	(167)
Gross margin	37	–	–	116	–	153
Operating profit/(loss )	37	–	(165)	(1,088)	(311)	(1,527)

Three months ended June 30, 2013
Revenue from external customers	$27	$22	$–	$18	$–	$67
Cost of revenue	–	–	–	(20)	–	(20)
Gross margin	27	22	–	(2)	–	47
Operating profit/(loss)	27	22	(205)	(141)	(2,800)	(3,097)

Six months ended June 30, 2014
Revenue from external customers	$80	$–	$–	$325	$–	$405
Cost of revenue	–	–	–	(216)	–	(216)
Gross margin	80	–	–	109	–	189
Operating profit/(loss )	80	–	(266)	(1,461)	(1,185)	(2,832)

Six months ended June 30, 2013
Revenue from external customers	$38	$97	$–	$18	$–	$153
Cost of revenue	–	(63)	–	(20)	–	(83)
Gross margin	38	34	–	(2)	–	70
Operating profit/(loss )	23	27	(326)	(141)	(3,818)	(4,235)

June 30, 2014
Cash and cash equivalents (excludes $138 of restricted cash)	$–	$–	$10	$691	$1,724	$2,425
Property and equipment	–	–	–	38	10	48
Intangible assets	–	–	1,488	1,425	–	2,913
Goodwill	–	–	–	6,444	–	6,444
Additions:
Property and equipment	–	–	–	24	–	24
Intangible assets	–	–	–	790	–	790
Goodwill	–	–	–	–	–	–
December 31, 2013
Cash and cash equivalents (excludes $140 of restricted cash)	$–	$–	$6	$338	$4,298	$4,642
Property and equipment	–	–	–	28	17	45
Intangible assets	–	–	2,007	416	–	2,423
Goodwill	–	–	–	6,444	–	6,444

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10–Q contains forward–looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The statements contained herein that are not purely historical are forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward–looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe” and similar expressions or variations intended to identify forward–looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward–looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward–looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Risk Factors" included in our Annual Report on Form 10–K filed with the SEC on March 28, 2014, in addition to other public reports we filed with the Securities and Exchange Commissions (“SEC”). The forward–looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward–looking statements to reflect events or circumstances after the date of such statements.

Executive summary

MGT Capital Investments, Inc. (“MGT,” “the Company,” “we,” “us”) is a Delaware corporation, incorporated in 2000. The Company was originally incorporated in Utah in 1977. MGT is comprised of the parent company, majority–owned subsidiaries MGT Gaming, Inc. (“MGT Gaming”),s MGT Interactive LLC (“MGT Interactive”), and wholly–owned subsidiaries Medicsight, Inc. (“Medicsight”), MGT Studios, Inc. (f/k/a MGT Capital Solutions, Inc.) (“MGT Studios”) including its wholly–owned subsidiary Avcom, Inc. and its minority–owned subsidiary M2P Americas, Inc., and MGT Sports, Inc. (“MGT Sports”) including its majority–owned subsidiary FanTD LLC, (“FanTD”). Our Corporate office is located in Harrison, New York.

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

Results of operations

The Company achieved the following results for the three and six months ended June 30, 2014:

•	Revenues totaled $320 (2013: $67) and $405 (2013: $153)

•	Operating expenses were $1,680 (2013: $3,144) and $3,021 (2013: $4,305)

•	Net loss attributable to Common shareholders was $1,391 (2013: $6,586) and $2,513 (2013: $5,586) and resulted in a basic and diluted loss per share of $0.15 (2013: $1.38) and $0.28 (2013: $1.02)

Revenues have increased primarily as the result of the recent acquisition of the third largest Daily Fantasy Sports site DraftDay.com in April 2014 (Note 9).

Our operating expenses have been reduced substantially compared to previous year, down 47% and 30% in the three and the six months ended June 30, 2014, respectively. The decrease was attributed to lower consulting, stock-based compensation expense, legal and audit fees associated with prior years’ acquisitions.

Three months ended June 30, 2014 and 2013

Gaming

During the three months ended June 30, 2014, the Company recognized $283 in revenues for this segment (2013: $18, includes one month of activity on fanthrowdown.com from acquisition in May 2013), the increase is attributed to the recent acquisition of the third largest Daily Fantasy Sports site DraftDay.com in April 2014 (Note 9).

Our cost of revenue was $167 (2013: $20, includes one month of activity on fanthrowdown.com from acquisition in May 2013), which consisted of overlay incurred on the Fanthrowdown website and the newly acquired draftday.com. The websites offers daily Fantasy Sports contests and charge entry fees to play. Occasionally, as an incentive for user activity some contests may pay out higher prize money than the charged entry fees, the expense is recognized as overlay and included in cost of revenue. Management expects these costs to decrease substantially as the site builds its user base and increases liquidity.

Our selling, general and administrative expenses were $1,203 (2013: $139), which primarily consists of employee compensation, IT and office related expenses in MGT Studios, FanTD and MGT Sports.

In the three months ended June 30, 2014 the Company recognized $53 of research and development expense (2013: $nil), attributed to product development costs in MGT Studios.

Medicsight software/devices

In the three months ended June 30, 2014, there were no sales of ColonCAD compared to $27 for the same period last year. Insufflator sales were $36 (2013: $nil) following the launch of the next generation of the Insufflator via our distributor Ultrasound.

This segment has no cost of sales or operating expense as the revenues are generated from licensing fees.

Medicsight services

As a result of employee departure in the second quarter of 2013 the company recognized revenue of $nil (2013: $22) and cost of revenue of $nil (2013: $nil) for this segment in the three months ended June 30, 2014. Selling, general and administrative expenses were also $nil (2013: $nil). Management is currently evaluating and assessing options for this segment.

Intellectual property (f/k/a MGT Gaming)

This segment currently does not generate revenue as the Company continues to pursue its patent enforcement strategy.

Selling, general and administrative expenses were $165 (2013: $205), attributed to legal fees, consulting costs and amortization of the intellectual property assets.

Unallocated corporate/other

Selling, general and administrative expenses during the three months ended June 30, 2014 decreased to $311 from $2,800 in 2013. Stock-based compensation expense is lower by approximately $250 compared to last year, corporate governance and professional fees have decreased by approximately $850, as there were no investor and public relations costs this year. Additionally in 2013 the Company recorded a non-recurring expense of $817 related to warrants modification.

The Company recorded $2 in interest and other income for the quarter ended June 30, 2014. (2013: $3).

Six months ended June 30, 2014 and 2013

Gaming

During the six months ended June 30, 2014, the Company recognized $325 in revenue for this segment (2013: $18, includes one month of activity on fanthrowdown.com from acquisition in May 2013), the increase is attributed to the recent acquisition of the third largest Daily Fantasy Sports site draftday.com in April 2014 (Note 9).

Our cost of revenue was $216 (2013: $20, includes one month of activity on fanthrowdown.com from acquisition in May 2013), which consisted of overlay incurred on the Fanthrowdown website and the newly acquired draftday.com. The websites offers daily Fantasy Sports contests and charge entry fees to play. Occasionally, as an incentive for user activity some contests may pay out higher prize money than the charged entry fees, the expense is recognized as overlay and included in cost of revenues. Management expects these costs to decrease substantially as the site builds its user base and increases liquidity.

Our selling, general and administrative expenses were $1,569 (2013: $139), which primarily consists of marketing expenses, employee compensation, IT and office related expenses in MGT Studios, FanTD and MGT Sports.

In the six months ended June 30, 2014 the Company recognized $113 of research and development expense (2013: $nil), attributed to product development costs in MGT Studios.

Medicsight software/devices

In the six months ended June 30, 2014, there were no ColonCAD sales compared to $38 for the same period last year. Insufflator sales were $80 (2013: $nil) following the launch of the next generation of the Insufflator via our distributor Ultrasound.

Selling, general and administrative expenses associated with this segment for the six months ended June 30, 2014 were $nil (2013: $15).

Medicsight services

As a result of employee departure in the second quarter of 2013 the company did not recognize any revenue in 2014 (2013: $97) or cost of revenue (2013: $63) for this segment in the six months ended June 30, 2014. Selling, general and administrative expenses were also $nil (2013: $7). Management is currently evaluating and assessing options for this segment.

Intellectual property (f/k/a MGT Gaming)

This segment currently does not generate revenue as the Company continues to pursue its patent enforcement strategy.

Selling, general and administrative expenses were $266 (2013: $326), attributed to legal and consulting costs and amortization of the intellectual property assets.

Unallocated corporate/other

Selling, general and administrative expenses during the three months ended June 30, 2014, decreased to $1,185 from $3,818 in 2013. Stock-based compensation expense is lower by approximately $490 compared to last year, corporate governance and professional fees have decreased by approximately $1,000, as there were no investor and public relations costs this year. Additionally, in 2013, the Company recorded a non-recurring expense of $817 related to warrant modification.

The Company recorded $5 in interest and other income for the six months ended June 30, 2014 (2013: $27).

Liquidity and capital resources

	June 30, 2014	December 31, 2013
Working capital summary:
Cash and cash equivalents (excluding $138 and $140 of restricted cash as of June 30, 2014, and December 2013, respectively)	$2,425	$4,642
Other current assets	228	175
Current liabilities	(1,345)	(985)
Working capital surplus	$1,308	$3,832

	Six months ended June 30,
	2014	2013
Cash flow summary:
Cash (used in) provided by:
Operating activities	$(2,458)	$(1,813)
Investing activities	(75)	1,671
Financing activities	316	3,047

Net decrease in cash and cash equivalents	$(2,217)	$2,905

On June 30, 2014, MGT’s cash and cash equivalents were $2,425 excluding $138 of restricted cash. The Company continues to exercise discipline with respect to current expense levels, as revenues remain limited. Our cash and cash equivalents have decreased during the six months ended June 30, 2014, primarily due to $2,458 used in operating activities.

Operating activities

Our net cash used in operating activities differs from the net loss predominantly because of various non–cash adjustments such as depreciation, amortization of intangibles, stock–based compensation, and change in fair value of warrants and movement in working capital.

Risks and uncertainties related to our future capital requirements

The Company has incurred significant operating losses since inception and continues to generate losses from operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $296,346 at June 30, 2014. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that the products or patent monetization strategy will be successful. Furthermore, it is contemplated that any acquisitions may require the Company to raise capital; such capital may not be available on terms acceptable to the Company, if at all.

On December 30, 2013, and as amended on April 24, 2014, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with Ascendiant Capital Markets, LLC (the “Manager”).

Pursuant to the ATM Agreement, the Company may offer and sell shares of its Common Stock (the “Shares”) having an aggregate offering price of up to $8.5 million from time to time through the Manager. The Shares sold in the offering will be issued pursuant to the Company’s effective shelf registration statement on Form S–3 (File No. 333–182298) previously filed with the Securities and Exchange Commission (the “SEC”) in accordance with the provisions of the Securities Act of 1933, as amended (the “Securities Act”), as supplemented by a prospectus supplement dated December 30, 2013 for the sale of up to $8.5 million of Shares, which the Company filed with the SEC pursuant to Rule 424(b)(5) under the Securities Act.

The Manager is not required to sell any specific number or dollar amount of Shares but will use its commercially reasonable efforts, as the Company's agent and subject to the terms of the ATM Agreement, to sell the Shares offered, as instructed by the Company. Such instructions will include notice as to the maximum amount of shares of the Company’s Common Stock to be sold by the Manager on a daily basis and the minimum price per share at which such shares may be sold.

The ATM Agreement provides that the Company will pay the Manager a fee of 3.0% of the gross sales price of any Shares sold through the Manager. The ATM Agreement contains customary representations, warranties and agreements of the Company and the Manager and customary conditions to completing future sale transactions, indemnification rights and obligations of the parties and termination provisions.

At June 30, 2014, MGT’s cash, cash equivalents and restricted cash were $2,563 including $10 held in MGT Gaming and $97 held in FanTD.

Management believes that the current level of working capital combined with gross margin from DraftDay, along with the At the ATM Agreement, will be sufficient to allow the Company to maintain its operations into June, 2015, at which point the Company may need to seek additional sources of financing. There is no guarantee that additional sources of financing will be available or on terms acceptable to the Company, if at all.

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

During the second quarter through August 14, 2014, the Company sold approximately 474,079 shares of our common stock under the At the ATM Agreement through an “at the market” equity offering program for net proceeds of approximately $502 before related expenses. The net proceeds will be used for general corporate purposes, including, but not limited to, commercialization of our products, capital expenditures and working capital. As of August 14, 2014, the Company has approximately $8 million remaining under the program, assuming sufficient shares are available to be issued.

The Company intends to use the net proceeds from any future offerings for general corporate purposes, including, but not limited to, obtaining regulatory approvals, commercialization of its products, capital expenditures and working capital.

Contractual obligations

STATS licensing agreement

On May 1, 2014, the Company entered into a licensing agreement with STATS LLC (“STATS”) effective February 1, 2014. In exchange for the right and license to both use certain of STATS’ proprietary information for use with daily and season al games and to power the scoring with the Company’s fantasy sports games on the Company’s websites, the Company has agreed to pay the following monthly license fees of $11 per month for February–March 2014, $26 per month from April–June 2014, and $20 per month thereafter through December 2015. The agreement expires on December 31, 2015. The Company expensed $78 and $100 for the three and six month periods ended June 30, 2014, respectively.

DFS agreement

On April 24, 2014, the Company, through its subsidiaries FanTD and MGT Sports, entered into a six month Amended and Restated Consulting Agreement with DFS Consultants LLC (the “Consultants”), giving effect as of March 5, 2014.

In exchange for expert promotional and site design services and subject to receipt of the applicable deliveries by the Consultant the Company agreed to provide the following compensation to the Consultant:

Each month, MGT shall issue to the Consultant 5,000 shares of MGT Restricted Common Stock, payable monthly in arrears. For the three and six month periods ended June 30, 2014, the Company has expensed $24 for the services.

Additionally, on the date hereof, , the Company agreed to issue to the Consultant a warrant to purchase 100,000 shares of common stock, which will vest immediately upon issuance. The warrant was valued at $80 utilizing the Black-Scholes Option pricing model based on 75% volatility rate. For the three and six months ended June 30, 2014, the Company expensed $34 relating to the warrant.

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

Recent accounting pronouncements

In April 2014, the U.S. Financial Accounting Standards Board issued Accounting Standards Update 2014–08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014–08). This new standard (i) raises the threshold for disposals to qualify as discontinued operations (ii) allows companies to have significant continuing involvement and continuing cash flows with the discontinued operation, and (iii) provides for new and additional disclosures of discontinued operations and individually material disposal transactions. The Company anticipates adopting the new standard when it becomes effective in the first quarter of 2015.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014–09, Revenue from Contracts with Customers. Amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry–specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605–35, Revenue Recognition—Construction–Type and Production–Type Contracts, and create new Subtopic 340–40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2011–230—Revenue Recognition (Topic 605) and Proposed Accounting Standards Update 2011–250—Revenue Recognition (Topic 605): Codification Amendments, both of which have been deleted. Accounting Standards Update 2014–09. The amendments in this Update are effective for the Company for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the effects of ASU 2014–09 on the condensed consolidated financial statements.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014–11, Transfers and Servicing. The amendments in this Update require that repurchase–to–maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement. The amendments require an entity to disclose information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements, in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. In addition the amendments require disclosure of the types of collateral pledged in repurchase agreements, securities lending transactions, and repurchase–to–maturity transactions and the tenor of those transactions. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013–10—Transfers and Servicing (Topic 860), which has been deleted. The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014. ASU 2014–11 is not expected to have a material impact on the condensed consolidated financial statements.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014–12, Compensation– Stock Compensation. The amendments in this update apply to reporting entities that grant their employees share–based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF–13D––Compensation––Stock Compensation (Topic 718): Accounting for Share–Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The proposed amendments would apply to reporting entities that grant their employees share–based payments in which the terms of the award provide that a performance target could be achieved after the requisite service period. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF–13D—Compensation—Stock Compensation (Topic 718): Accounting for Share–Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the effects of ASU 2014–12 on the condensed consolidated financial statements.

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

Item 4.  Controls and procedures

(a) Evaluation of disclosure controls and procedures.   Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a–15(e) or 15d–15(e) of the Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2014 (the end of the period covered by this Quarterly Report on Form 10–Q), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.   There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal proceedings

None.

Item 1–A.  Risk factors

Not required for smaller reporting companies.

Item 2.  Unregistered sales of equity securities and use of proceeds

In the three and six months ended June 30, 2014, the Company issued 142 and 144 shares, respectively of Series A Convertible Preferred stock as dividend shares to holders, representing dividends due from January 1, 2014, through June 30, 2014.

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

