Form 10-Q
period 2014-09-30
MGT CAPITAL INVESTMENTS INC
filed 2014-11-14
CIK 1001601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 14, 2014, the registrant had outstanding 10,542,287 shares of common stock, $0.001 par value.

All financial amounts are in thousands except share and per share data.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per–share amounts)

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,205	$4,642
Accounts receivable	10	43
Prepaid expenses and other current assets	172	132
Total current assets	2,387	4,817

Non–current assets
Restricted cash	138	140
Property and equipment, at cost, net	48	45
Intangible assets, net	2,736	2,423
Goodwill	6,444	6,444
Other non–current assets	4	4
Total assets	$11,757	$13,873

Liabilities
Current liabilities
Accounts payable	$209	$228
Accrued expenses	133	94
Player deposit liability	896	647
Other payables	2	16
Total current liabilities	1,240	985

Total liabilities	1,240	985

Commitments and contingencies
Redeemable convertible preferred stock – Temporary equity
Preferred stock, series A convertible preferred, $0.001 par value; 1,416,160 and 1,416,160 shares authorized at September 30, 2014 and December 31, 2013, respectively; 9,845 and 9,413 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	–	–
Stockholders' equity
Undesignated preferred stock, $0.001 par value; 8,583,840 and 8,583,840 shares authorized at September 30, 2014 and December 31, 2013, respectively. No shares authorized, issued and outstanding at September 30, 2014 and December 31, 2013 respectively	–	–
Common Stock, $0.001 par value; 75,000,000 shares authorized; 10,421,523 and 8,848,686 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	11	9
Additional paid–in capital	307,931	304,886
Accumulated other comprehensive loss	(281)	(281)
Accumulated deficit	(297,727)	(293,833)
Total stockholders' equity	9,934	10,781
Non–controlling interests	583	2,107
Total equity	10,517	12,888

Total stockholders' equity, liabilities and non–controlling interest	$11,757	$13,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per–share amounts)
(Unaudited)

	Three months ended September 30
	2014	2013
Revenues
Software and devices	$–	$4
Gaming	296	36
Other	1	–
	297	40
Cost of revenues
Gaming	168	118
	168	118

Gross margin	129	(78)

Operating expenses
General and administrative	1,411	2,798
Sales and marketing	121	26
Research and development	40	–
	1,572	2,824

Operating loss	(1,443)	(2,902)

Other non–operating income
Interest and other income	2	16
	2	16

Net loss before income taxes and non–controlling interest	(1,441)	(2,886)

Income tax expense	(10)	–

Net loss before non–controlling interest	(1,451)	(2,886)

Net loss attributable to non–controlling interest	71	232

Net loss attributable to MGT	$(1,380)	$(2,654)

Less
Quarterly dividend on Preferred Series A Stock	–	(1)
Net loss applicable to Common shareholders	$(1,380)	$(2,655)

Per–share data
Basic and diluted loss per share	$(0.14)	$(0.41)

Weighted average number of common shares outstanding	9,685,023	6,444,850

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per–share amounts)
(Unaudited)

	Nine months ended September 30,
	2014	2013
Revenues
Software and devices	$80	$42
Services – Consulting	–	97
Gaming	614	54
Other	8	–
	702	193
Cost of revenues
Services – Consulting	–	63
Gaming	384	138
	384	201

Gross margin	318	(8)

Operating expenses
General and administrative	4,211	7,037
Sales and marketing	229	92
Research and development	153	–
	4,593	7,129

Operating loss	(4,275)	(7,137)

Other non–operating income / (expense)
Interest and other income	7	43
Gain on sale of medical imagine patents	–	750
Change in fair value of warrants	–	(2,204)
	7	(1,411)

Net loss before income taxes and non–controlling interest	(4,268)	(8,548)

Income tax benefit / (expense)	1	(3)

Net loss before non–controlling interest	(4,267)	(8,551)

Net loss attributable to non–controlling interest	373	379

Net loss attributable to MGT	$(3,894)	$(8,172)

Less
Quarterly dividend on Series A Preferred Stock	–	(69)
Net loss applicable to Common shareholders	$(3,894)	$(8,241)

Per–share data
Basic and diluted loss per share	$(0.42)	$(1.66)

Weighted average number of common shares outstanding	9,175,695	4,972,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(4,267)	$(8,551)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	30	21
Amortization of intangible assets	477	244
Stock–based expense	357	2,370
Warrant expense	71	–
Stock–based compensation – modification of Preferred Series A Warrants	–	598
Change in fair value of warrants	–	2,204
Gain on sale of patent	–	(750)
Change in operating assets and liabilities
Accounts receivable	33	(1)
Prepaid expenses and other current assets	(40)	223
Accounts payable	(19)	(78)
Accrued expenses	39	(215)
Player deposit liability	(298)	–
Other payables	(14)	130
Net cash used in operating activities	(3,631)	(3,805)

Cash flows from investing activities
Purchase of property and equipment	(33)	(8)
Cash acquired in purchase of DraftDay	547	–
Cash paid for purchase of DraftDay	(600)	–
Release of restricted cash	2	1,901
Cash paid for purchase of FanTD	(7)	(124)
Purchase of intangible assets	–	(89)
Purchase of intangible assets – Fantasy Sports Live	–	(30)
Purchase of intangible assets – Daily Joust	–	(50)
Purchase of intangible assets – Digital Angel	–	(136)
Receipt from sale of patent	–	750
Net cash (used in) / provided by investing activities	(91)	2,214

Cash flows from financing activities
Proceeds from ATM sales of common stock, net	1,285	–
Proceeds from exercise of warrants	–	3,197
Net cash provided by investing activities	1,285	3,197

Net change in cash and cash equivalents	(2,437)	1,606
Cash and cash equivalents, beginning of period	4,642	3,443
Cash and cash equivalents, end of period	$2,205	$5,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

Supplemental non–cash disclosures (investing and financing activities)
	Nine months ended September 30,
	2014	2013
Stock issued for acquisition of non–controlling interest in FanTD	$103	$–
Stock issued for acquisition – DraftDay	190	–
Stock issued for acquisition – FanTD, LLC	–	3,018
Stock issued for acquisition – Digital Angel	–	202
Stock issued for exercise of warrants	–	3,201
Reclassification of derivative liability – Preferred Series A warrants into equity	–	8,206
Reclassification of derivative liability – J&S warrants into equity	–	1,164
Series A Convertible Preferred Stock, dividends paid in kind	–	69
Intangible asset contributed by non–controlling interest	–	192
Transfers from the non-controlling interest in FanTD	1,041	–
Assets acquired and liabilities assumed through purchase of assets
Prepaid expenses and other current assets	–	27
Security deposit	–	2
Property and equipment	–	32
Intangible assets	790	632
Goodwill	–	4,948
Player deposit liability	(547)	–
Other payables	–	(119)
Long–term debt	–	(100)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 1. Organization

MGT Capital Investments, Inc. (“MGT,” “the Company,” “we,” “us”) is a Delaware corporation, incorporated in 2000. The Company was originally incorporated in Utah in 1977. MGT is comprised of the parent company, majority–owned subsidiaries MGT Gaming, Inc. (“MGT Gaming”), MGT Interactive LLC (“MGT Interactive”), and wholly–owned subsidiaries Medicsight, Inc. (“Medicsight”), MGT Studios, Inc. (f/k/a MGT Capital Solutions, Inc.) (“MGT Studios”) including its wholly–owned subsidiary Avcom, Inc. and its minority–owned subsidiary M2P Americas, Inc., and MGT Sports, Inc. (“MGT Sports”) including its majority–owned subsidiary FanTD LLC, (“FanTD”). Our Corporate office is located in Harrison, New York.

MGT and its subsidiaries are primarily engaged in the business of acquiring, developing and monetizing assets in the online and mobile gaming space, as well as the casino industry.

MGT Sports

MGT Sports operates DraftDay.com, the daily fantasy sports industry’s third largest daily fantasy sports wagering site based upon player activity, contest sizes and similar metrics. The website offers players the opportunity to participate in real money daily fantasy gameplay for the NFL, MLB, NCAA (basketball & football), NHL, NBA and professional golf. Players select a roster of athletes across most popular sports, and winnings are determined by the same–day performance of these rosters. daily fantasy sports compress the timeframe of traditional fantasy sports from multi–month seasons into 24–hour periods. DraftDay is a leader in the popular quick–pick style of skill–based fantasy sports gaming. The Company also has a majority interest in FanTD LLC, the operator of FanThrowdown.com. In addition, the Company has launched an online portal for fantasy sports news and commentary, www.FantasySportsLive.com.

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

On September 30, 2006, the United States Congress passed the Unlawful Internet Gambling Enforcement Act of 2006 (“UIGEA”). The criminal provisions of UIGEA provide that no person engaged in the business of betting or wagering may knowingly accept directly or indirectly virtually any type of payment from a player in unlawful internet gambling (i.e. bets that are unlawful under other state or Federal laws). The Company has been advised by counsel that fantasy sports are exempt from the definition of unlawful internet gambling provided that:

·	They are not based on the current membership of an actual sports team or on the score, point spread or performance of teams;

·	All prizes and awards are established and made known before the start of the contest;

·	Winning outcomes are based on the skill of the participants and predominately by accumulated statistics of individual performances of athletes, but not solely on a single performance of an athlete.

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

On November 4, 2013, WMS filed a Petition for Inter Parties Review ("IPR") with the United States Patent and Trademark Office ("PTO"), challenging the’088 patent–in–suit. On April 30, 2014 the Patent Trial and Appeal Board (“PTAB”) instituted the IPR, allowing the IPR to proceed on all claims in suit. The IPR proceeding has subsequently been dismissed by agreement between WMS and MGT Gaming. Aruze subsequently filed its own Petition For Inter Partes Review of the ‘088 patent via its sister company Aruze Macau, based on the same prior art as cited by WMS and a Request for Ex Parte Reexamination of that patent based on different prior art. Aruze’s Reexamination Request has been denied by the PTO and MGT will be seeking dismissal of Aruze Macau’s IPR Petition based on the grounds that Aruze, not Aruze Macau, is the real party in interest or is privity with Aruze Macau and that Aruze delayed more than 12 months after the filing of MGT’s infringement action based on the ‘088 patent and is therefore barred from filing an IPR against that patent at this time.

On April 23, 2014, the Court of Appeals for the Federal Circuit granted a Petition for Writ of Mandamus, sought by WMS, vacating the decision of the S.D. Miss. denying WMS’ motion to transfer the case to the Northern District of Illinois. As a consequence, this case was moved to Chicago, Illinois and the previously issued S.D. Miss. Docket Order is no longer in effect. The case against WMS was subsequently dismissed by agreement of the parties. By motions filed on May 12, 2014, Aruze sought a similar transfer order to Nevada as well as a stay pending resolution of WMS’ IPR. Only the latter motion has been granted. The Company intends to seek reconsideration of that stay order as a result of the dismissal of the WMS’ IPR, the dismissal of Aruze’s Request for Reexamination and the requested dismissal of the Aruze IPR and to vigorously pursue its case against Aruze.

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

One half of the issuance to the Avcom Common Stockholders and option holders was placed in escrow and will be released upon the later of (i) the commercial release of an agreed upon game or (ii) six (6) months after closing. In addition, the Common Stockholders may be awarded contingent consideration of $1.0 million through the issuance of up to 333,000 shares of the Company’s Common Stock in the event that the game reaches $3.0 million in gross revenues within 18 months of signing the Avcom Agreement.

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

MGT Interactive

On September 3, 2013, the Company entered into a Contribution and Sale Agreement (the “Contribution Agreement”) by and among the Company, Gioia Systems, and LLC (“Gioia”) and MGT Interactive, LLC whereby MGT Interactive acquired certain assets from Gioia which was the inventor and owner of a proprietary method of card shuffling for the online poker market. Trademarked under the name Real Deal Poker, the technology uses patented shuffling machines, along with permutation re–sequencing, allowing for the creation of up to 16,000 decks per minute in real time. The acquisition includes seven (7) U.S. Patents and several Internet URL addresses, including www.RealDealPoker.com. Pursuant to the Contribution Agreement, Gioia contributed the assets to MGT Interactive in exchange for a 49% interest in MGT Interactive and MGT contributed $200 to MGT Interactive in exchange for a 51% interest in MGT Interactive. The $200 contributed by the Company has been utilized as working capital to cover the direct and associated costs relating to the achievement of a certification from Gaming Laboratories International (“GLI”). The Company has the right to acquire an additional 14% ownership interest in MGT Interactive from Gioia in exchange for a purchase price of $300 after GLI certification is obtained. Gioia, in turn, will have the right to re–acquire the 14% interest for a period of three years at a purchase price of $500. Gioia shall have the right to certain royalty payments from the gross rake payments, and any licensing or royalty income received by MGT Interactive after certain revenue targets are exceeded.

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

Note 2. Liquidity and financial condition

The Company has incurred significant operating losses since inception and continues to generate losses from operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $297,727 at September 30, 2014. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through issuances of securities. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that the products or patent monetization strategy will be successful. Furthermore, it is contemplated that any acquisitions may require the Company to raise capital; such capital may not be available on terms acceptable to the Company, if at all.

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

At September 30, 2014, MGT’s cash, cash equivalents and restricted cash were $2,343 including $13 held in MGT Gaming and $77 held in FanTD.

For the nine months ended September 30, 2014, and through November 14, 2014, the Company sold approximately 1,274,471 shares of our common stock under the ATM Agreement through an “at the market” equity offering program for gross proceeds of approximately $1,407, before related expenses. The proceeds will be used for general corporate purposes, including, but not limited to, commercialization of our products, capital expenditures and working capital. As of November 14, 2014, the Company has approximately $7.1 million remaining under the program, assuming sufficient shares are available to be issued.

Currently the Company anticipates it has sufficient cash on hand, combined with gross margin from DraftDay, along with proceeds of the At the Market Offering Agreement to continue operations at least through September 30, 2015, at which point the Company may need to seek additional sources of financing. There is no guarantee that additional sources of financing will be available or on terms acceptable to the Company, if at all.

Note 3. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 8–03 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2013, as filed with the SEC on March 28, 2014. Operating results for the three and nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2014.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

a)	Fair value of long–lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long–lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long–lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under–performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

b)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry–forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

c)	Estimates and assumptions used in valuation of equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value share options and similar instruments.

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

(Loss) / income per share

Basic loss per share is calculated by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing the net loss attributable to common shareholders by the sum of the weighted average number of common shares outstanding plus potential dilutive common shares outstanding during the period. Potential dilutive securities, comprised of the convertible Preferred Stock, warrants and unvested restricted shares, are not reflected in diluted net loss per share because such shares are anti–dilutive.

The computation of diluted loss per share for the three and nine months ended September 30, 2014 excludes 9,845 shares in connection to the convertible Preferred Stock, 1,020,829 warrants and 130,000 unvested restricted shares, as they are anti–dilutive due to the Company’s net loss. For the three and nine months ended September 30, 2013, the computation excluded 15,748 Common Shares in connection with the Series A Convertible Preferred Stock, 1,534,321 warrants and 176,667 unvested restricted shares, as they were anti–dilutive due to the Company’s net loss.

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

In June 2014, FASB issued Accounting Standards Update 2014–12, Compensation – Stock Compensation (Topic 718), which clarifies accounting for share–based payments for which the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The updated guidance clarifies that such a term should be treated as a performance condition that affects vesting. As such, the performance target should not be reflected in estimating the grant–date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The guidance will be effective for the annual periods (and interim periods therein) ending after December 15, 2015. Early application is permitted. The Company is currently evaluating the effects of ASU 2014–12 on the condensed consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014–13, Consolidation. Topic 810 requires a reporting entity to consolidate a collateralized financing entity if it is the primary beneficiary of that collateralized financing entity. A collateralized financing entity is a variable interest entity that holds financial assets and issues beneficial interests in those financial assets. The beneficial interests have recourse only to the related financial assets of the collateralized financing entity and are classified as financial liabilities. Upon initial consolidation, many elect or are required to account for the financial assets and financial liabilities of the consolidated collateralized financing entity at fair value. The fair value of a collateralized financing entity’s financial assets may differ from the fair value of its financial liabilities even though the financial liabilities have recourse only to the financial assets. Diversity in practice has developed in the accounting for that measurement difference in both initial consolidation and subsequent measurement of the fair values of the assets and the liabilities of a collateralized financing entity. This Update addresses that measurement difference. The amendments would apply to reporting entities that are required to consolidate a collateralized financing entity under the Variable Interest Entity Subsections of Subtopic 810–10. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF–12R—Consolidation—Measuring the Financial Liabilities of a Consolidated Collateralized Financing Entity (Topic 810), which has been deleted.  ASU 2014–13 is not expected to have a material impact on the condensed consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014–15, Presentation of Financial Statements – Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013–300—Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption, which has been deleted. The Company is currently evaluating the effects of ASU 2014–15 on the condensed consolidated financial statements.

Subsequent events

The Company has evaluated events that occurred subsequent to September 30, 2014 and through the date of the condensed consolidated financial statements were issued.

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

Goodwill
Balance at December 31, 2013	$6,444
Additions	–
Balance at September 30, 2014	$6,444

	Estimated remaining useful life	September 30, 2014	December 31, 2013
Intellectual property	5 years	$2,532	$2,468
Software and website development	2 years	950	275
Customer lists	3 years	210	159
Trademarks	1 years	7	7
Less: Accumulated amortization		(963)	(486)
Intangible assets, net		$2,736	2,423

In the three and nine months ended September 30, 2014 the Company recorded amortization expense of $177 and $477 respectively. In the three and nine months ended September 30, 2013 the Company recorded amortization expense of $114 and $244, respectively.

Estimated future annual amortization expense as for the remainder of year ending December 31, 2014, and for the four subsequent years is as follows:

	Intellectual property	Software and website development	Customer list	Trademarks	Total

2014	$96	$79	$11	$–	$186
2015	382	316	42	2	742
2016	382	315	42	–	739
2017	382	–	42	–	424
2018	382	–	8	–	390
Thereafter	255	–	–	–	255
	$1,879	$710	$145	$2	$2,736

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

On August 20, 2014 the Company entered into a First Lease Modification and Extension Agreement, extending for a period of one year the current lease on the Harrison office. Under the agreement the total rental payments over the next twelve months are $71.

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

The following is a schedule of the future minimum payments required under operating leases in the aggregate and for each subsequent year through lease maturity:

Year ending
2014	$21
2015	65
Total	$86

Total lease rental expense for the three months ended September 30, 2014, and 2013, was $30 and $53, respectively. Total lease rental expense for the nine months ended September 30, 2014, and 2013, was $92 and $109, respectively.

Commitments

STATS licensing agreement

On May 1, 2014, the Company entered into a licensing agreement with STATS LLC (“STATS”) effective February 1, 2014. In exchange for the right and license to both use certain of STATS’ proprietary information for use with daily and seasonal games and to power the scoring with the Company’s fantasy sports games on the Company’s websites, the Company has agreed to pay the following monthly license fees of $11 per month for February–May 2014, $26 for June and $20 per month thereafter through December 2015. The agreement expires on December 31, 2015. The Company expensed $60 and $144 for the three and nine month periods ended September 30, 2014, respectively.

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

Each month, MGT shall issue to the Consultant 5,000 shares of MGT Restricted Common Stock, payable monthly in arrears. A total of 30,000 shares has been issued as of September 30, 2014. For the three and nine month periods ended September 30, 2014, the Company has expensed $24 and $48 respectively, for the services.

Additionally, on April 4, 2014, the Company agreed to issue to the Consultant a warrant to purchase 100,000 shares of common stock, which will vest immediately upon issuance. The warrant was valued at $80 utilizing the Black–Scholes Option pricing model based on 75% volatility rate. The Company expensed $71 relating to the warrant.

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

For the three months ended September 30, 2014, and 2013, respectively, the Company issued 146 and 236 of Dividend Shares to the Preferred Stock holders. For the nine months ended September 30, 2014, and 2013, respectively, the Company issued 432 and 21,169 of Dividend Shares to the Preferred Stock holders. For the three and nine months ended September 30, 2014 the deemed dividend is considered immaterial.

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

Options granted under the Plan vest as determined by the Company’s Compensation and Nominations Committee and expire over varying terms, but not more than seven years from date of grant. In the case of an Incentive Stock Option that is granted to a 10% shareholder on the date of grant, such Option shall not be exercisable after the expiration of five years from the date of grant. No option grants were issued during the three and nine months ended September 30, 2014, and 2013. As of September 30, 2014, no options are outstanding.

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

A summary of the Company’s employee’s restricted stock as of September 30, 2014, is presented below:

	Number of shares	Weighted average grant date fair value
Non–vested at December 31, 2013	52,667	$5.20
Granted	147,000	1.72
Vested	(64,000)	4.14
Forfeited	(12,667)	3.68
Non–vested at September 30, 2014	123,000	$1.48

On October 17, 2014, a total of 7,464 of shares were granted and issued to certain employees with an aggregate fair value of $5.

On November 3, 2014, 12,000 restricted shares were granted to a certain employee with an aggregate fair value of $15. The restricted shares vest one-third each twelve months from date of grant.

The Company recorded the following amounts related to stock–based compensation expense in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) / Income:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Selling, general and administrative	$37	$349	$254	$1,052
Research and development	–	–	–	–
Total	$37	$349	$254	$1,052

In the three months and nine months ended September 30, 2014, and 2013, the Company did not allocate any stock–based compensation expense to non–controlling interest.

Unrecognized compensation cost

As of September 30, 2014, unrecognized compensation costs related to non–vested stock–based compensation arrangements was $141 and is expected to be recognized over a weighted average period of 0.93 years.

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

On May 16, 2014, the Company entered into a consulting agreement for services related to its fantasy sports platform for a period of one year, cancellable with 30 days’ notice. In consideration for the services, the Company is scheduled to pay $6 per month and 12,000 shares of the Company’s Common Stock vesting monthly over the term of the agreement. For the three and nine months ended September 30, 2014, the Company has recognized $4 and $7 respectively, of stock-based expense related to the agreement.

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

Warrants

The following table summarizes information about warrants outstanding as of September 30, 2014:

	Number of warrants	Weighted average exercise price
Warrants outstanding at December 31, 2013	920,829	$3.46
Issued	100,000	3.75
Exercised	–	–
Expired	–	–
Warrants outstanding at September 30, 2014	1,020,829	$3.47

For the three and nine months ended September 30, 2014 and 2013, all issued warrants are exercisable and expire through 2017. The intrinsic value of the warrants is zero as the weighted average exercise price is greater than the market price of the common stock.

Note 8. Non–controlling interest

At September 30, 2014 the Company’s non–controlling interest was as follows:

	MGT Gaming	FanTD	MGT Interactive	M2P Americas	Total
Non–controlling interest at January 1, 2014	$585	$1,431	$96	$(5)	$2,107
Acquisition of non–controlling interest in FanTD	–	(1,151)	–	–	(1,151)
Non–controlling share of losses	(154)	(200)	(4)	(15)	(373)
Non–controlling interest at September 30, 2014	$431	$80	$92	$(20)	$583

FanTD

On September 9, 2014 the Company acquired approximately 16% interest in FanTD for cash consideration of $7, as a result $885 was transferred out of non-controlling interest into shareholders’ equity.

On February 10, 2014, the Company and MGT Sports entered into a Separation Agreement and Release (“Separation Agreement”) with an employee and original founder of FanTD (the “Founder”). As part of the agreement the Company entered into an Exchange Agreement which provided for the transfer of approximately 5% interest in FanTD, in exchange for 52,500 shares of the Company’s Common Stock. The exchange was subject to the NYSE MKT’s approval of the listing of the additional shares, which was obtained on April 4, 2014. At the date of approval, the stock was valued at $103 or $1.96 per share. As a result of this transaction $266 was transferred out of non-controlling interest into shareholders’ equity.

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

Pursuant to the terms of the Strategic Alliance Agreement, the Company will advance certain expenses to M2P Americas and the Company and M2P will provide network and human resources support to M2P Americas. The parties also entered into a Stockholders Agreement dated the same date which, among other things, grants M2P an option to purchase 10% of the Company’s ownership in M2P Americas at book value if the Company does not purchase equity in M2P prior to April 2, 2014.  This agreement was subsequently amended to extend the purchase date to May 31, 2014. On May 31, 2014, M2P exercised its option to purchase 10% of the outstanding equity interests of M2P Americas from the Company. As a result, the Company’s ownership of M2P Americas is now 40.1%, and M2P’s ownership is 59.9%, the book value of the JV on the date of that the option was exercised was $nil.

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

Note 10. Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group in deciding how to allocate resources and in assessing performance. Our chief operating decision–making group is composed of the chief executive officer and chief financial officer. We operate in four operational segments, Medicsight Software/Devices, Medicsight Services, Gaming and Intellectual Property. Certain corporate expenses are not allocated to segments. We evaluate performance of our operating segments based on revenue and operating profit / (loss). Segment information as of September 30, 2014, and December 31, 2013, and for the three and nine months ended September 30, 2014, and September 30, 2013, respectively, are as follows:

	Medicsight
	Software/Devices	Services	Intellectual property	Gaming	Unallocated corporate/other	Total
Three months ended September 30, 2014
Revenue from external customers	$–	$–	$–	$297	$–	$297
Cost of revenue	–	–	–	(168)	–	(168)
Gross margin	–	–	–	129	–	129
Operating profit/(loss )	–	–	(84)	(763)	(596)	(1,443)

Three months ended September 30, 2013
Revenue from external customers	$4	$–	$–	$36	$–	$40
Cost of revenue	–	–	–	(118)	–	(118)
Gross margin	4	–	–	(82)	–	(78)
Operating profit/(loss)	4	–	251	(419)	(2,738)	(2,902)

Nine months ended September 30, 2014
Revenue from external customers	$80	$–	$–	$622	$–	$702
Cost of revenue	–	–	–	(384)	–	(384)
Gross margin	80	–	–	238	–	318
Operating profit/(loss )	80	–	(350)	(2,224)	(1,781)	(4,275)

Nine months ended September 30, 2013
Revenue from external customers	$42	$97	$–	$54	$–	$193
Cost of revenue	–	(63)	–	(138)	–	(201)
Gross margin	42	34	–	(84)	–	(8)
Operating profit/(loss )	27	27	(675)	(560)	(6,556)	(7,137)

September 30, 2014
Cash and cash equivalents (excludes $138 of restricted cash)	$–	$–	$12	$745	$1,448	$2,205
Property and equipment	–	–	–	40	8	48
Intangible assets	–	–	1,437	1,299	–	2,736
Goodwill	–	–	–	6,444	–	6,444
Additions:
Property and equipment	–	–	–	33	–	33
Intangible assets	–	–	–	790	–	790
Goodwill	–	–	–	–	–	–
December 31, 2013
Cash and cash equivalents (excludes $140 of restricted cash)	$–	$–	$6	$338	$4,298	$4,642
Property and equipment	–	–	–	28	17	45
Intangible assets	–	–	2,007	416	–	2,423
Goodwill	–	–	–	6,444	–	6,444
Additions:
Property and equipment	–	–	–	42	9	51
Intangible assets	–	–	–	1,002	–	1,002
Goodwill	–	–	–	6,444	–	6,444

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

Executive summary

MGT Capital Investments, Inc. (“MGT,” “the Company,” “we,” “us”) is a Delaware corporation, incorporated in 2000. The Company was originally incorporated in Utah in 1977. MGT is comprised of the parent company, majority–owned subsidiaries MGT Gaming, Inc. (“MGT Gaming”), MGT Interactive LLC (“MGT Interactive”), and wholly–owned subsidiaries Medicsight, Inc. (“Medicsight”), MGT Studios, Inc. (f/k/a MGT Capital Solutions, Inc.) (“MGT Studios”) including its wholly–owned subsidiary Avcom, Inc. and its minority–owned subsidiary M2P Americas, Inc., and MGT Sports, Inc. (“MGT Sports”) including its majority–owned subsidiary FanTD LLC, (“FanTD”). Our Corporate office is located in Harrison, New York.

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

Results of operations

The Company achieved the following results for the three and nine months ended September 30, 2014:

·	Revenues totaled $297 (2013: $40) and $702 (2013: $193)

·	Operating expenses were $1,572 (2013: $2,824) and $4,593 (2013: $7,129)

·	Net loss attributable to Common shareholders was $1,380 (2013: $2,654) and $3,894 (2013: $8,172) and resulted in a basic and diluted loss per share of $0.14 (2013: $0.41) and $0.42 (2013: $1.66)

Revenues have increased primarily as the result of the recent acquisition of the third largest daily fantasy sports site DraftDay.com based upon player activity, contest sizes and similar metrics, in April 2014 (Note 9).

Our operating expenses have been reduced substantially compared to previous year, down 44% and 36% in the three and the nine months ended September 30, 2014, respectively. The decrease was attributed to lower consulting, stock–based compensation expense, legal and audit fees associated with prior years’ acquisitions, offset by an increase in research and development and sales and marketing expenses.

Three months ended September 30, 2014 and 2013

Gaming

During the three months ended September 30, 2014, the Company recognized $297 in revenues for this segment (2013: $36), the increase is attributed to the recent acquisition of the third largest based upon player activity, contest sizes and similar metrics, daily fantasy sports site DraftDay.com in April 2014 (Note 9).

Our cost of revenue was $168 (2013: $118), which consisted of overlay incurred on the Fanthrowdown website and the newly acquired draftday.com. The websites offers daily fantasy sports contests and charge entry fees to play. Occasionally, as an incentive for user activity some contests may pay out higher prize money than the charged entry fees, the expense is recognized as overlay and included in cost of revenue. Management expects these costs to decrease substantially as the site builds its user base and increases liquidity.

Our selling, general and administrative expenses for this segment were $892 (2013: $337, only includes three months of activity on fanthrowdown.com from acquisition in May 2013), primarily consisting of employee compensation, IT and office related expenses in MGT Studios, FanTD and MGT Sports.

In the three months ended September 30, 2014 the Company recognized $40 of research and development expense (2013: $nil), attributed to product development costs in MGT Studios.

Intellectual property (f/k/a MGT Gaming)

This segment currently does not generate revenue as the Company continues to pursue its patent enforcement strategy.

Selling, general and administrative expenses were $84 (2013: $349), attributed to legal fees, consulting costs and amortization of the intellectual property assets.

Medicsight software/devices

In the three months ended September 30, 2014, there were no sales in this segment compared to $4 for the same period last year.

This segment has no cost of sales or operating expense as the revenues are generated from licensing fees.

Medicsight services

As a result of employee departure in the second quarter of 2013 the company recognized revenue of $nil (2013: $nil) and cost of revenue of $nil (2013: $nil) for this segment in the three months ended September 30, 2014. Selling, general and administrative expenses were also $nil (2013: $nil). Management is currently evaluating and assessing options for this segment.

Unallocated corporate/other

Selling, general and administrative expenses during the three months ended September 30, 2014 decreased to $596 from $2,138 in 2013. Stock–based compensation expense is lower by approximately $279 compared to last year, corporate governance and professional fees have decreased by approximately $1024 as there were no investor and public relations costs this year.

The Company recorded $2 in interest and other income for the quarter ended September 30, 2014. (2013: $16)

Nine months ended September 30, 2014 and 2013

Gaming

During the nine months ended September 30, 2014, the Company recognized $622 in revenue for this segment (2013: $54, only includes four months of activity on fanthrowdown.com from acquisition in May 2013), the increase is attributed to the recent acquisition of the third largest based upon player activity, contest sizes and similar metrics, daily fantasy sports site draftday.com in April 2014 (Note 9).

Our cost of revenue was $384 (2013: $138, only includes four months of activity on fanthrowdown.com from acquisition in May 2013), which consisted of overlay incurred on the Fanthrowdown website and the newly acquired draftday.com. The websites offers daily fantasy sports contests and charge entry fees to play. Occasionally, as an incentive for user activity some contests may pay out higher prize money than the charged entry fees, the expense is recognized as overlay and included in cost of revenues. Management expects these costs to decrease substantially as the site builds its user base and increases liquidity.

Our selling, general and administrative expenses were $2,462 (2013: $476, only includes four months of activity on fanthrowdown.com from acquisition in May 2013), primarily consisting of marketing expenses, employee compensation, IT and office related expenses in MGT Studios, FanTD and MGT Sports.

In the nine months ended September 30, 2014 the Company recognized $153 of research and development expense (2013: $nil), attributed to product development costs in MGT Studios.

Medicsight software/devices

In the nine months ended September 30, 2014, there were no ColonCAD sales compared to $42 for the same period last year. Insufflator sales were $77 (2013: $nil) following the launch of the next generation of the Insufflator via our distributor Ultrasound.

Selling, general and administrative expenses associated with this segment for the nine months ended September 30, 2014 were $nil (2013: $15).

Medicsight services

As a result of employee departure in the second quarter of 2013 the company did not recognize any revenue in 2014 (2013: $97) or cost of revenue (2013: $63) for this segment in the nine months ended September 30, 2014. Selling, general and administrative expenses were also $nil (2013: $7). Management is currently evaluating and assessing options for this segment.

Intellectual property (f/k/a MGT Gaming)

This segment currently does not generate revenue as the Company continues to pursue its patent enforcement strategy.

Selling, general and administrative expenses were $350 (2013: $675), attributed to legal and consulting costs and amortization of the intellectual property assets.

Unallocated corporate/other

Selling, general and administrative expenses during the three months ended September 30, 2014, decreased to $1,781 from $5,956 in 2013. Stock–based compensation expense is lower by approximately $676 compared to last year, corporate governance and professional fees have decreased by approximately $2 million as there were no investor and public relations costs this year. Additionally, in 2013, the Company recorded a non–recurring expense of $598 related to warrant modification.

The Company recorded $7 in interest and other income for the nine months ended September 30, 2014 (2013: $43)

Liquidity and capital resources

	September 30, 2014	December 31, 2013
Working capital summary
Cash and cash equivalents (excluding $138 and $140 of restricted cash in September 2014 and December 2013, respectively)	$2,205	$4,642
Other current assets	182	175
Current liabilities	(1,240)	(985)
Working capital surplus	$1,147	$3,832

	Nine months ended September 30,
	2014	2013
Cash flow summary:
Cash (used in) / provided by:
Operating activities	$(3,631)	$(3,805)
Investing activities	(91)	2,214
Financing activities	1,285	3,197
Effects of exchange rates on cash and cash equivalents	–	–
Net decrease in cash and cash equivalents	$(2,437)	$1,606

On September 30, 2014, MGT’s cash and cash equivalents were $2,205 excluding $138 of restricted cash. The Company continues to exercise discipline with respect to current expense levels, as revenues remain limited. Our cash and cash equivalents have decreased during the nine months ended September 30, 2014, primarily due to $3,631 used in operating activities.

Operating activities

Our net cash used in operating activities differs from the net loss predominantly because of various non–cash adjustments such as depreciation, amortization of intangibles, stock–based compensation, and change in fair value of warrants and movement in working capital.

Risks and uncertainties related to our future capital requirements

The Company has incurred significant operating losses since inception and continues to generate losses from operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $297,727 at September 30, 2014. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that the products or patent monetization strategy will be successful. Furthermore, it is contemplated that any acquisitions may require the Company to raise capital; such capital may not be available on terms acceptable to the Company, if at all.

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

At September 30, 2014, MGT’s cash, cash equivalents and restricted cash were $2,343 including $12 held in MGT Gaming and $77 held in FanTD.

Management believes that the current level of working capital combined with gross margin from DraftDay, along with the At the ATM Agreement, will be sufficient to allow the Company to maintain its operations into September 30, 2015, at which point the Company may need to seek additional sources of financing. There is no guarantee that additional sources of financing will be available or on terms acceptable to the Company, if at all.

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

For the nine months ended September 30, 2014, and through November 14, 2014, the Company sold approximately 1,274,471 shares of our common stock under the ATM Agreement through an “at the market” equity offering program for gross proceeds of approximately $1,407, before related expenses. The proceeds will be used for general corporate purposes, including, but not limited to, commercialization of our products, capital expenditures and working capital. As of November 14, 2014, the Company has approximately $7.1 million remaining under the program, assuming sufficient shares are available to be issued.

The Company intends to use the net proceeds from any future offerings for general corporate purposes, including, but not limited to, obtaining regulatory approvals, commercialization of its products, capital expenditures and working capital.

Contractual obligations

STATS licensing agreement

On May 1, 2014, the Company entered into a licensing agreement with STATS LLC (“STATS”) effective February 1, 2014. In exchange for the right and license to both use certain of STATS’ proprietary information for use with daily and season al games and to power the scoring with the Company’s fantasy sports games on the Company’s websites, the Company has agreed to pay the following monthly license fees of $11 per month for February–May 2014, $26 for June and $20 per month thereafter through December 2015. The agreement expires on December 31, 2015. The Company expensed $60 and $144 for the three and nine month periods ended September 30, 2014, respectively.

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

Each month, MGT shall issue to the Consultant 5,000 shares of MGT Restricted Common Stock, payable monthly in arrears. For the three and nine month periods ended September 30, 2014, the Company has expensed $24 and $48 respectively, for the services.

Additionally, on the date hereof, , the Company agreed to issue to the Consultant a warrant to purchase 100,000 shares of common stock, which will vest immediately upon issuance. The warrant was valued at $80 utilizing the Black–Scholes Option pricing model based on 75% volatility rate. The Company expensed $71 relating to the warrant.

Lease agreements

In September 2011, the Company entered into a 39–month lease agreement for office space located in Harrison, New York, terminating on November 30, 2014. Under the agreement our total rental payments over the 39–month lease period are $240, inclusive of three months of free rent and a refundable rental deposit of $39, held in a restricted cash account.

On August 20, 2014 the Company entered into a First Lease Modification and Extension Agreement, extending for a period of one year the current lease on the Harrison office. Under the agreement the total rental payments over the next twelve months are $71.

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

In June 2014, FASB issued Accounting Standards Update 2014–12, Compensation – Stock Compensation (Topic 718), which clarifies accounting for share–based payments for which the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The updated guidance clarifies that such a term should be treated as a performance condition that affects vesting. As such, the performance target should not be reflected in estimating the grant–date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The guidance will be effective for the annual periods (and interim periods therein) ending after December 15, 2015. Early application is permitted. The Company is currently evaluating the effects of ASU 2014–12 on the condensed consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014–13, Consolidation. Topic 810 requires a reporting entity to consolidate a collateralized financing entity if it is the primary beneficiary of that collateralized financing entity. A collateralized financing entity is a variable interest entity that holds financial assets and issues beneficial interests in those financial assets. The beneficial interests have recourse only to the related financial assets of the collateralized financing entity and are classified as financial liabilities. Upon initial consolidation, many elect or are required to account for the financial assets and financial liabilities of the consolidated collateralized financing entity at fair value. The fair value of a collateralized financing entity’s financial assets may differ from the fair value of its financial liabilities even though the financial liabilities have recourse only to the financial assets. Diversity in practice has developed in the accounting for that measurement difference in both initial consolidation and subsequent measurement of the fair values of the assets and the liabilities of a collateralized financing entity. This Update addresses that measurement difference. The amendments would apply to reporting entities that are required to consolidate a collateralized financing entity under the Variable Interest Entity Subsections of Subtopic 810–10. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF–12R—Consolidation—Measuring the Financial Liabilities of a Consolidated Collateralized Financing Entity (Topic 810), which has been deleted.  ASU 2014–13 is not expected to have a material impact on the condensed consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014–15, Presentation of Financial Statements– Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013–300—Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption, which has been deleted. The Company is currently evaluating the effects of ASU 2014–15 on the condensed consolidated financial statements.

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

Item 4.  Controls and procedures

(a) Evaluation of disclosure controls and procedures.   Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a–15(e) or 15d–15(e) of the Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2014 (the end of the period covered by this Quarterly Report on Form 10–Q), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.   There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal proceedings

None.

Item 1–A.  Risk factors

Not required for smaller reporting companies.

Item 2.  Unregistered sales of equity securities and use of proceeds

In the three and nine months ended September 30, 2014, the Company issued 146 and 432 shares, respectively of Series A Convertible Preferred stock as dividend shares to holders, representing dividends due from January 1, 2014, through September 30, 2014.

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

MGT CAPITAL INVESTMENTS, INC.

November 14, 2014	By:	/s/ ROBERT B. LADD
Robert B. Ladd
President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2014	By:	/s/ ROBERT P. TRAVERSA
Robert P. Traversa
Treasurer and Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

