Form 10-K
period 2014-12-31
MGT CAPITAL INVESTMENTS INC
filed 2015-04-15
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10–K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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
(Do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell Company (as defined in Rule 12b–2 of the Act).  Yes  ☐   No  ☒

As of June 30, 2014, the last day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the registrant’s Common stock held by non–affiliates of the registrant was approximately $8,565,902

As of April 14, 2015, the registrant had outstanding 13,529,969 shares of Common stock, $0.001 par value. (the “Common stock”)

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

PART I

Item 1. Business

MGT Capital Investments, Inc. (“MGT,” “the Company,” “we,” “us”) is a Delaware corporation, incorporated in 2000. The Company was originally incorporated in Utah in 1977. MGT is comprised of the parent company, majority–owned subsidiary MGT Gaming, Inc. (“MGT Gaming”) and wholly–owned subsidiaries Medicsight, Inc. (“Medicsight”), MGT Studios, Inc. (f/k/a MGT Capital Solutions, Inc.) (“MGT Studios”) and its minority–owned subsidiary M2P Americas, Inc., and MGT Sports, Inc. (“MGT Sports”) including its wholly–owned subsidiary FanTD LLC, (“FanTD”). Our corporate office is located in Harrison, New York.

MGT and its subsidiaries are principally engaged in the business of acquiring, developing and monetizing assets in the online and mobile gaming space and social casino. MGT’s portfolio of assets in the online, mobile gaming and social casino gaming space includes DraftDay.com, FantasySportsLive.com and Slot Champ. On December 30, 2014, the Company announced an exclusive partnership with Vivid Entertainment, LLC to develop a fantasy sports gaming site which is available online at VividBetSports.com.

In addition, MGT Gaming owns two U. S. patents covering certain features of casino slot machines. Both patents are being asserted against alleged infringers in various actions in federal court in Mississippi. We have elected to reduce our financial exposure by entering into a contingency arrangement with a nationally recognized law firm; this arrangement also reduces the potential recovery via legal judgments or settlements. While the Company is optimistic with respect to prevailing in court and the potential damages, the outcome of our patent enforcement actions cannot be predicted with any certainty nor can the timetable.

Outside of the business of acquiring, developing and monetizing assets in the online, mobile gaming and casino gaming space, MGT’s wholly subsidiary Medicsight owns the U.S. Food and Drug Administration (“FDA”) approved medical imaging software and has developed an automated carbon dioxide insufflation device which receives royalties on a per–unit basis from an international manufacturer. On June 30, 2013, the Company completed the sale of Medicsight’s global patent portfolio to Samsung Electronics Co., Ltd. for gross proceeds of $1.5 million.

Strategy

MGT and its subsidiaries are principally engaged in the business of acquiring, developing and monetizing assets in the online and mobile gaming space, as well as the casino industry. The Company’s acquisition strategy is designed to obtain control of assets with a focus on risk mitigation coupled with large potential upside. We plan to build our portfolio by seeking out large social and real money gaming opportunities via extensive research and analysis. Next, we will attempt to secure controlling interests for modest cash and/or stock outlays. MGT then budgets and funds operating costs to develop business operations and tries to motivate sellers with equity upside. While the ultimate objective is to operate businesses for free cash flow, there may be opportunities where we sell or otherwise monetize certain assets.

There can be no assurance that any acquisitions will occur at all, or that any such acquisitions will be accretive to earnings, book value and other financial metrics, or that any such acquisitions will generate positive returns for Company stockholders. Furthermore, it is contemplated that any acquisitions may require the Company to raise capital; such capital may not be available on terms acceptable to the Company, if at all.

Intellectual property

MGT Gaming owns two U. S. patents covering certain features of casino slot machines.

In 2013, MGT sold its portfolio of medical patents to Samsung for $1.5 million.

Competition

MGT encounters intense competition in all its businesses, in many cases from larger companies with greater financial resources such as the daily fantasy sports operators FanDuel, Inc. and DraftKings, Inc. or Zynga, Inc. (NASDAQ: ZNGA) and Caesars Acquisition Company (NASDAQ: CACQ) which focus on social and real money online gaming. With respect to our patent infringement activities, the named defendants in our lawsuits include much larger companies such as Aruze Gaming America, Inc.

Employees

Currently, the Company and its subsidiaries have 11 full–time employees. None of our employees is represented by a union and we believe our relationships with our employees are good.

Available information

MGT maintains a website at www.mgtci.com. The Company makes available free of charge, our annual report on Form 10–K, Quarterly Reports on Form 10–Q and current reports on Form 8–K, including any amendments to the foregoing reports, as soon as is reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission or the SEC. These materials along with our Code of Business Conduct and Ethics are also available through our corporate website at www.mgtci.com. A copy of this Annual Report on Form 10–K (“Annual report”) is located at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1–800–SEC–0330.  The public may also download these materials from the Securities and Exchange Commission’s website at http://www.sec.gov.  Any amendments to, and waivers of, our Code of Business Conduct and Ethics will be posted on our corporate website. The Company is not including the information contained at mgtci.com as a part of this Annual Report.

Item 1A. Risk factors

Discussion of our business and operations included in this Annual Report on Form 10–K should be read together with the risk factors set forth below. They describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.  New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our financial performance. Each of the risks described below could adversely impact the value of our securities.  These statements, like all statements in this report, speak only as of the date of this Annual Report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

We cannot assure you that we will be successful in commercializing any of the Company’s products or if any of our products are commercialized, that they will be profitable for the Company.

The Company generates limited revenue from operations upon which an evaluation of our prospects can be made.  The Company’s prospects must be considered keeping in mind the risks, expenses and difficulties frequently encountered in the establishment of a new business in a constantly changing industry.  There can be no assurance that the Company will be able to achieve profitable operations in the foreseeable future, if at all.

The Company has identified a number of specific risk areas that may affect our operations and results in the future:

Company specific risks

Our financial results are highly concentrated in the online mobile and gaming business; if we are unable to grow online mobile and gaming revenues and find alternative sources of revenue, our financial results will suffer.

Software, devices and gaming accounted for substantially all of our revenues for the year ended December 31, 2014. Our success depends upon customers choosing to use, and search advertising partners choosing to advertise, on, our online, mobile and casino gaming products. Decisions by customers and our search advertising partners not to adopt our products at projected rates, or changes in market conditions, may adversely affect the use or distribution of our products. Because of our revenue concentration in the online, mobile and casino gaming business, such shortfalls or changes could have a negative impact on our financial results, or with regard to some of our larger advertising partners specifically, our results of operations, financial condition and/or liquidity will suffer.

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

The mobile game application business is still developing, and our efforts to develop mobile games may prove unsuccessful, or even if successful, it may take more time than we anticipate to achieve significant revenues from this activity because, among other reasons:

•	we may have difficulty optimizing the monetization of our mobile games due to our relatively limited experience creating games that include micro–transaction capabilities, advertising and offers;

•	we intend to continue to develop substantially all of our games based upon our own intellectual property, rather than well–known licensed brands, and we may encounter difficulties in generating sufficient consumer interest in and downloads of our games, particularly since we have had relatively limited success generating significant revenues from games based on our own intellectual property;

•	man well–funded public and private companies have released, or plan to release, mobile games, and this competition will make it more difficult for us to differentiate our games and derive significant revenues from them;

•	mobile games have a relatively limited history, and it is unclear how popular this style of game will become or remain or its revenue potential;

•	our mobile strategy assumes that a large number of players will download our games because they are free and that we will subsequently be able to effectively monetize the games; however, players may not widely download our games for a variety of reasons, including poor consumer reviews or other negative publicity, ineffective or insufficient marketing efforts, lack of sufficient community features, lack of prominent storefront featuring and the relatively large file size of some of our “thin–client games,” which often utilize a significant amount of the available memory on a user’s device. Due to the inherent limitations of the most commonly–used smartphone platforms and telecommunications networks, which only allow applications that are less than 50 megabytes to be downloaded over a carrier’s wireless network, players must download one of our thick–client games either via a wireless Internet (Wi–Fi) connection, or initially to their computer and then side–load the thick–client game to their device;

•	even if our games are widely downloaded, we may fail to retain users or optimize the monetization of these games for a variety of reasons, including poor game design or quality, lack of community features, gameplay issues such as game unavailability, long load times or an unexpected termination of the game due to data server or other technical issues, or our failure to effectively respond and adapt to changing user preferences through game updates;

•	the billing and provisioning capabilities of some smartphones and tablets are currently not optimized to enable users to purchase games or make in–app purchases, which make it difficult for users of these smartphones and tablets to purchase our games or make in–app purchases and could reduce our addressable market, at least in the short term; and

•	the Federal Trade Commission has indicated that it intends to review issues related to in–app purchases, particularly with respect to games that are marketed primarily to minors, and the commission might issue rules significantly restricting or even prohibiting in–app purchases or name us as a defendant in a future class–action lawsuit.

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

Some of our competitors and our potential competitors have one or more advantages over us, either globally or in particular geographic markets, which include:

•	significantly greater financial resources;

•	greater experience with the mobile games business model and more effective game monetization;

•	stronger brand and consumer recognition regionally or worldwide;
•	stronger strategy which may reach our target audience better than our current strategy;
•	greater experience integrating community features into their games and increasing the revenues derived from their users;

•	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non–mobile products;

•	larger installed customer bases from related platforms, such as console gaming or social networking websites, to which they can market and sell mobile games;

•	more substantial intellectual property of their own from which they can develop games without having to pay royalties;

•	lower labor and development costs and better overall economies of scale;

•	greater platform–specific focus, experience and expertise; and

•	broader global distribution and presence.

If we are unable to compete effectively or we are not as successful as our competitors in our target markets, our sales could decline, our margins could decline and we could lose market share, any of which would materially harm our business, operating results and financial condition.

Inflation and future expectations of inflation influence consumer spending on entertainment such as online gaming and gambling.

As a result, our profitability and capital levels may be impacted by inflation and inflationary expectations. Additionally, inflation’s impact on our operating expenses may affect profitability to the extent that additional costs are not recoverable through increased cost of consumer acquisition for our portfolio of online, mobile gaming and casino gaming offerings.

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

Our internet domain name, www.draftday.com, is an extremely important part of our business. Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names. The regulation of domain names in the United States and in foreign countries may be subject to change. Governing bodies may establish additional top–level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

If we are unable to maintain our popularity with third party search engines then our customer base, and therefore, our revenue will not continue to grow.

Due to our limited capital we do not run large advertising campaigns. Our competitors may have more resources to drive traffic to their websites in order to optimize their internet search ranking position, including the ability to conduct national television and radio advertising campaigns advertising our competitors’ websites. This risk particularly effects DraftDay.com, as we may not have the resources to promote its sports-related content during televised sporting events such as the NFL Superbowl. We are, therefore, reliant on third party search engines such as Google and Yahoo! to provide prospective customers with links to facilitate traffic to our internet domain. We believe that these search engines are important in order to facilitate broad market acceptance of our service and thus enhance our sales. We continue to look for new methods to optimize our ranking position with various internet search engines, including the maintenance of reciprocal links with complementary third party sites.

Our financial position and results of operations will vary depending on a number of factors, most of which are out of our control.

We anticipate that our operating results will vary widely depending on a number of factors, some of which are beyond our control. These factors are likely to include:

•	demand for our online services by consumers;

•	costs of attracting consumers to our website, including costs of receiving exposure on third–party websites;

•	costs related to forming strategic relationships;

•	loss of strategic relationships;

•	our ability to significantly increase our distribution channels;

•	competition from companies offering same or similar products and services and from companies with much deeper financial, technical, marketing and human resources;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our operations;
•	costs and delays in introducing new services and improvements to existing services;

•	changes in the growth rate of internet usage and acceptance by consumers of electronic commerce; and

•	changes and introduction of new software e.g. pop up blockers.????

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

If Congress, the U.S. Patent and Trademark Office (the “USPTO”) or courts implement new legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders, these changes could negatively affect our business model. For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards for invalidating patents, increases in the cost to resolve patent disputes and other similar developments could negatively affect our ability to assert our patent or other intellectual property rights.

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

While we believe that the ‘088 Patent is infringed upon by certain companies, there is a risk that a court will find the ‘088 Patent invalid, not infringed or unenforceable and/or that the USPTO will either invalidate the ‘088 Patent or materially narrow the scope of its claims during the course of a re–examination. In addition, even with a positive trial court verdict, the ‘088 Patent may be invalidated, found not to be infringed or rendered unenforceable on appeal. This risk may occur in litigations we bring. If this were to occur, it would have a material adverse effect on the viability of the Company and our operations.

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

We are in a developing industry with limited revenues from operations.

We have incurred significant operating losses since inception and generate limited revenues from operations. As a result, we have generated negative cash flows from operations and have an accumulated deficit of $299,163 as of December 31, 2014. We are operating in a developing industry based on a new technology and our primary source of funds to date has been through the issuance of securities and borrowing funds. There can be no assurance that management’s efforts will be successful or that the products we develop and market will be accepted by consumers. If our products are ultimately unsuccessful in the market, this could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

If we do not effectively manage growth or changes in our business, these changes could place a significant strain on our management and operations.

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

If we fail to maintain the adequacy of our internal accounting controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an on–going basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes–Oxley Act of 2002.  Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

If we need additional capital to fund the growth of our operations, and cannot obtain sufficient capital, we may be forced to limit the scope of our operations.

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

Our capital needs will depend on numerous factors, including, without limitation, (i) our profitability or lack thereof, (ii) our ability to respond to a release of competitive products by our competitors, and (iii) the amount of our capital expenditures, including acquisitions. Moreover, the costs involved may exceed those originally contemplated. Cost savings and other economic benefits expected may not materialize as a result of any cost overruns or changes in market circumstances. Failure to obtain intended economic benefits could adversely affect our business, financial condition and operating performances.

We do not anticipate paying any cash dividends on our Common stock in the foreseeable future and our stock may not appreciate in value.

We have not declared or paid cash dividends on our Common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any existing or future debt agreements may preclude us from paying dividends. There is no guarantee that shares of our Common stock will appreciate in value or that the price at which our stockholders have purchased their shares will be able to be maintained.

If securities or industry analysts do not publish research or reports about our business, or publish inaccurate or unfavorable research reports about our business, our share price and trading volume could decline.

The trading market for our Common stock will, to some extent, depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us should downgrade our shares or change their opinion of our business prospects, our share price would likely decline. If one or more of these analysts ceases coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price and volume to decline.

Item 1B. Unresolved staff comments

Not applicable.

Item 2. Properties

Our principal corporate office currently occupies 2,718 square feet of office space at 500 Mamaroneck Avenue, Suite 204, Harrison, New York 10528, under a lease that expires on November 30, 2015. The Company leases additional space in New York City, NY (occupied by MGT Studios) under a month–to–month arrangement. The Company believes our office is in good condition and is sufficient to conduct our operations.

Item 3. Legal proceedings

MGT Gaming owns U.S. Patents 7,892,088 and 8,550,554 (the “‘088 and ‘554 patents,” respectively), both entitled "Gaming Device Having a Second Separate Bonusing Event” and both relating to casino gaming systems in which a second game played on an interactive sign is triggered once specific events occur in a first game. On November 2, 2012, MGT Gaming filed a lawsuit (No. 3:12–cv–741) in the United States District Court for the Southern District of Mississippi alleging patent infringement against certain companies which either manufacture, sell or lease gaming systems in violation of MGT Gaming's patent rights, or operate casinos that offer gaming systems in violation of MGT Gaming's ‘088 patent, including WMS Gaming, Inc. – a subsidiary of Scientific Games, Inc. (“WMS”)(NASDAQ: SGMS), Penn National Gaming, Inc. (“Penn”) (NASDAQ GS: PENN), and Aruze Gaming America, Inc. (“Aruze America”). An amended complaint added the '554 patent, a continuation of the ‘088 patent. The allegedly infringing products include at least those identified under the trade names: "Amazon Fishing" and "Paradise Fishing."

On October 23, 2013 the U.S. District Court severed the originally filed action into three separate actions: The Defendants in all three actions filed counterclaims denying infringement and asserting invalidity of both patents–in–suit. MGT Gaming filed appropriate responses, reasserting the validity and infringement of the ‘088 and ‘554 patents.

On November 4, 2013, WMS filed a Petition for Inter Parties Review ("IPR") with the United States Patent and Trademark Office ("PTO"), challenging the’088 patent–in–suit. On April 30, 2014 the Patent Trial and Appeal Board (“PTAB”) instituted the IPR, allowing the IPR to proceed on all claims in suit. The IPR proceeding has subsequently been dismissed by agreement between WMS and MGT Gaming as part of a settlement of all claims between WMS and MGT, including a dismissal of MGT’s court action against WMS.

Aruze Macau, a sister company of Aruze, Aruze America, subsequently filed its own IPR Petition seeking review of the ‘088 patent based on the same prior art cited by WMS in its IPR. Aruze America also filed a Request for Ex Parte Reexamination of that patent and a Petition for IPR of the ‘554 patent, both based on different prior art. Aruze America’s Reexamination Request has been denied by the PTO. Its Petition for IPR remains pending, with MGT’s Preliminary Response due on March 16, 2015.

MGT sought dismissal of Aruze Macau’s IPR Petition based on the grounds that Aruze America, not Aruze Macau, was the real party in interest and/or was in privity with Aruze Macau, and that the Aruze entities delayed more than 12 months after the filing of MGT’s infringement action against Aruze America based on the ‘088 patent and are therefore barred from filing an IPR against that patent. On February 20, 2015, the PTAB denied MGT’s request for dismissal of the Aruze Macau IPR Petition, but granted MGT the right to conduct further discovery on the real party in interest, privity and one year bar issues that it had raised in its dismissal request. MGT is pursuing such discovery and will reassert the one–year bar as well as addressing Aruze Macau’s arguments on the merits. The PTAB held an initial conference call in that proceeding on March 16, 2015, the same day that MGT’s Preliminary Response to Aruze America’s concurrent IPR Petition directed to the ‘554 patent was filed. MGT is seeking denial of that latter Petition on the grounds that Aruze America has not made out a prima facie case of either anticipation or obviousness based on the prior art asserted in that proceeding.

By motions filed on May 12, 2014, Aruze sought a transfer of the Mississippi infringement action to Nevada as well as a stay pending resolution of IPR proceedings before the PTAB. Only the latter motion has been granted and the Mississippi action remains stayed at present.

On September 29, 2014, Iroquois Capital Management, LLC, Iroquois Master Fund and Joshua Silverman (collectively, “Iroquois”) entered into a settlement agreement with the Company (the “Iroquois Settlement Agreement”).  Pursuant to the Iroquois Settlement agreement, Iroquois dropped all claims against the Company, and the Company agreed to: (i) nominate Joshua Silverman, together with H. Robert Holmes, Robert B. Ladd, and Michael Onghai (collectively, the “2014 Nominees”), for election to the Board at the Company’s 2014 annual meeting of stockholders (the “2014 Annual Meeting”); (ii) recommend a vote for the 2014 Nominees and solicit proxies from the Issuer’s stockholders for the election of the 2014 Nominees at the 2014 Annual Meeting; (iii) immediately appoint Mr. Silverman as an observer to the Board until the 2014 Annual Meeting; (iv) hold the 2014 Annual Meeting no later than December 31,2014; and (v) appoint Mr. Silverman to at least one committee of the Board promptly following the 2014 Annual Meeting, but in no event later than fifteen (15) business days thereafter.

On December 18, 2014, the Company held the 2014 Annual Meeting, at which the 2014 Nominees, including Mr. Silverman, were elected as members of the Board, to serve until the next annual meeting of the Company or until their successors are duly elected, appointed and qualified. After his election to the Board, Mr. Silverman was appointed as a member of the Company’s Audit Committee, Nomination and Compensation Committees.

In addition, the Iroquois Settlement Agreement also required Iroquois to agree to a number of standstill restrictions during the period beginning on September 29, 2014 and ending upon the conclusion of the 2015 annual meeting of stockholders (the “2015 Annual Meeting”); provided, however, that in the event the Company does not satisfy at least one of the Standstill Conditions (as hereinafter defined) prior to, or as of the deadline for submissions of stockholder nominations for the 2015 Annual Meeting pursuant to the Company’s Bylaws (the “2015 Stockholder Nomination Deadline Date”), then Iroquois shall no longer be bound by the standstill provisions of the Iroquois Settlement Agreement and shall be permitted to nominate a slate of nominees for election at the 2015 Annual Meeting provided that the Iroquois Director has resigned as a director as of the 2015 Stockholder Nomination Deadline Date. The “Standstill Conditions” are that either: (1) the Company’s stock price doubles between the date of the Iroquois Settlement Agreement and the 2015 Stockholder Nomination Deadline Date; (2) the Company enters into a merger, sale, business combination or disposition of substantially all of the Company’s assets prior to the 2015 Stockholder Nomination Deadline Date; or (3) each of the Company’s existing business lines are profitable as of the 2015 Stockholder Nomination Deadline Date.  If the Company does not satisfy at least one of the Standstill Conditions prior to, or as of, the 2015 Stockholder Nomination Deadline Date, and Mr. Silverman resigns from the Board prior to the date that is 10 days prior the 2015 Stockholder Nomination Deadline Date, then the standstill period shall end on the 2015 Stockholder Nomination Deadline Date.

The standstill provisions that Iroquois agreed to pursuant to the Iroquois Settlement Agreement provide, among other things, that Iroquois will not: (i) acquire beneficial ownership of any additional securities of the Company, without the Company’s prior written consent; (ii) submit any stockholder proposals; (iii) engage in any solicitation of proxies (or written consents) or otherwise become a participant in a solicitation in opposition to the recommendation or proposal of the Board; (iv) form or join any partnership, limited partnership, syndicate or other group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended with respect to the Common Stock or deposit any shares of Common Stock in a voting trust or similar arrangement; (v) call, or request the call of, a special meeting of the Company’s stockholders, or make a request for a list of the Company’s stockholders; (vi) vote for any nominee(s) for election to the Board, other than those nominated or supported by the Board; (vii) except as provided in the Iroquois Settlement Agreement, seek to place a representative or other affiliate, associate or nominee on the Board or seek the removal of any member of the Board or a change in the size or composition of the Board; (viii) effect or seek to effect, in any capacity other than as a member of the Board, offer or propose to effect, or cause or participate in, or assist or facilitate any other person to do the same (whether publicly or otherwise) (a) any acquisition of any material assets or businesses of the Company or its subsidiaries, or any sale, lease, exchange, pledge, mortgage, or transfer thereof; (b) any tender offer or exchange offer, merger, acquisition or other business combination involving the Company or its subsidiaries; or (c) any recapitalization, restructuring, liquidation, dissolution or other extraordinary transaction with respect to the Company or its subsidiaries; (ix) make, or assist or encourage any third party to make, any demands for books and records and other materials pursuant to Section 220 of the Delaware General Corporate Law or pursue any litigation related thereto against the Company; and (x) disclose publicly, or privately in a manner that could reasonably be expected to become public, any intention, plan or arrangement inconsistent with the foregoing.

Item 4. Mine safety disclosures

None.

PART II

Item 5. Market for registrant’s common equity, related stockholder matters and issuer’s purchases of equity securities

Market information

Our Common stock is traded on the NYSE MKT LLC (“NYSE MKT”) under the symbol “MGT”.

The following table sets forth the high and low last reported sales prices of our Common stock for each quarterly period during 2014 and 2013.

	High	Low
2014:
Fourth quarter	$1.08	$0.57
Third quarter	1.90	0.64
Second quarter	2.00	1.05
First quarter	2.73	1.78

2013:
Fourth quarter	$3.77	$2.70
Third quarter	5.02	3.45
Second quarter	5.29	3.05
First quarter	3.90	2.76

On April 13, 2015, the Company’s Common stock closed on NYSE MKT at $0.59 per share.

As of April 13, 2015, there were 377 stockholders of record of our Common stock.

Dividends

The Company has never declared or paid cash dividends on its Common stock and has no intention to do so in the foreseeable future.

For the years ending December 31, 2014, and 2013, the Company issued an aggregate of 580 and 21,394 shares of Convertible Preferred Series A stock respectively, as dividend shares to record stockholders. The issuances of Convertible Preferred Series A Stock as dividend shares to record stockholders did not result in any proceeds to the Company.

Securities authorized for issuance under equity compensation plans

No option grants were issued during the year ended December 31, 2014. Further reference is made to the information contained in the Equity Compensation Plan table contained in Item 12 of this Annual Report.

Recent sales of unregistered securities

In the three months ended December 31, 2014, the Company issued 148 shares of Series A Convertible Preferred stock as dividend shares to holders, representing dividends due from October 1, 2014 to December 31, 2014.

The above issuances were made in reliance on an exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended. The issuances did not result in any proceeds to the Company.

Issuer purchases of equity securities

There were no repurchases of the Company’s Common stock during the year ended December 31, 2014.

Item 6. Selected financial data.

Not applicable.

Item 7. Management’s discussion and analysis of financial condition and results of operations

Amounts in thousands, except shares and per share amount.

Executive summary

MGT Capital Investments, Inc. (“MGT,” “the Company,” “we,” “us”) is a Delaware corporation, incorporated in 2000. The Company was originally incorporated in Utah in 1977. MGT is comprised of the parent company, majority–owned subsidiaries MGT Gaming, Inc. (“MGT Gaming”), MGT Interactive LLC (“MGT Interactive”), and wholly–owned subsidiaries Medicsight, Inc. (“Medicsight”), MGT Studios, Inc. (f/k/a MGT Capital Solutions, Inc.) (“MGT Studios”) including its minority–owned subsidiary M2P Americas, Inc., and MGT Sports, Inc. (“MGT Sports”) including its wholly–owned subsidiary FanTD LLC, (“FanTD”). Our corporate office is located in Harrison, New York.

MGT and its subsidiaries are primarily engaged in the business of acquiring, developing and monetizing assets in the online and mobile gaming space, as well as the casino industry.

MGT Sports

MGT Sports operates DraftDay.com, the daily fantasy sports industry’s third largest daily fantasy sports wagering site, based upon player activity, contest sizes and similar metrics. The website offers players the opportunity to participate in real money daily fantasy gameplay for the NFL, MLB, NCAA (basketball & football), NHL, NBA and professional golf. Player funds associated to the DraftDay.com website are maintained in a segregated account and are not used for operating activities. Players select a roster of athletes across most popular sports, and winnings are determined by the same–day performance of these rosters. Daily fantasy sports compress the timeframe of traditional fantasy sports from multi–month seasons into 24–hour periods. DraftDay is a leader in the popular quick–pick style of skill–based fantasy sports gaming. In addition, the Company has launched an online portal for fantasy sports news and commentary, FantasySportsLive.com.

On May 20, 2013, MGT Sports completed the acquisition of 63% of the outstanding membership interests of FanTD LLC. During the year ended December 31, 2014 the Company acquired the remaining 37% interest in FanTD.

On April 7, 2014, the Company closed on the Asset Purchase Agreement (the “CRG Agreement”) with CardRunners Gaming, Inc. (“CRG”), and certain key stockholders of CRG. The CRG Agreement provided for the Company’s purchase of all of the business assets and intellectual property related to DraftDay.com. (Note 4)

On December 30, 2014, the Company announced an exclusive partnership with Vivid Entertainment, LLC to develop a fantasy sports gaming site which is available online at VividBetSports.com.

On September 30, 2006, the United States Congress passed the Unlawful Internet Gambling Enforcement Act of 2006 (“UIGEA”). The criminal provisions of UIGEA provide that no person engaged in the business of betting or wagering may knowingly accept directly or indirectly virtually any type of payment from a player in unlawful internet gambling (i.e. bets that are unlawful under other state or Federal laws). The Company has been advised by counsel that the fantasy sports are exempt from the definition of unlawful internet gambling provided that:

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

MGT Gaming

MGT Gaming owns U.S. Patents 7,892,088 and 8,550,554 (the “‘088 and ‘554 patents,” respectively), both entitled "Gaming Device Having a Second Separate Bonusing Event” and both relating to casino gaming systems in which a second game played on an interactive sign is triggered once specific events occur in a first game. On November 2, 2012, MGT Gaming filed a lawsuit (No. 3:12–cv–741) in the United States District Court for the Southern District of Mississippi alleging patent infringement against certain companies which either manufacture, sell or lease gaming systems in violation of MGT Gaming's patent rights, or operate casinos that offer gaming systems in violation of MGT Gaming's ‘088 patent, including WMS Gaming, Inc. – a subsidiary of Scientific Games, Inc. (“WMS”)(NASDAQ: SGMS), Penn National Gaming, Inc. (“Penn”) (NASDAQ GS: PENN), and Aruze Gaming America, Inc. (“Aruze America”). An amended complaint added the '554 patent, a continuation of the ‘088 patent. The allegedly infringing products include at least those identified under the trade names: "Amazon Fishing" and "Paradise Fishing."

On October 23, 2013 the U.S. District Court severed the originally filed action into three separate actions: The Defendants in all three actions filed counterclaims denying infringement and asserting invalidity of both patents–in–suit. MGT Gaming filed appropriate responses, reasserting the validity and infringement of the ‘088 and ‘554 patents.

On November 4, 2013, WMS filed a Petition for Inter Parties Review ("IPR") with the United States Patent and Trademark Office ("PTO"), challenging the’088 patent–in–suit. On April 30, 2014 the Patent Trial and Appeal Board (“PTAB”) instituted the IPR, allowing the IPR to proceed on all claims in suit. The IPR proceeding has subsequently been dismissed by agreement between WMS and MGT Gaming as part of a settlement of all claims between WMS and MGT, including a dismissal of MGT’s court action against WMS.

Aruze Macau, a sister company of Aruze, Aruze America, subsequently filed its own IPR Petition seeking review of the ‘088 patent based on the same prior art cited by WMS in its IPR. Aruze America also filed a Request for Ex Parte Reexamination of that patent and a Petition for IPR of the ‘554 patent, both based on different prior art. Aruze America’s Reexamination Request has been denied by the PTO. Its Petition for IPR remains pending, with MGT’s Preliminary Response due on March 16, 2015.

MGT sought dismissal of Aruze Macau’s IPR Petition based on the grounds that Aruze America, not Aruze Macau, was the real party in interest and/or was in privity with Aruze Macau, and that the Aruze entities delayed more than 12 months after the filing of MGT’s infringement action against Aruze America based on the ‘088 patent and are therefore barred from filing an IPR against that patent. On February 20, 2015, the PTAB denied MGT’s request for dismissal of the Aruze Macau IPR Petition, but granted MGT the right to conduct further discovery on the real party in interest, privity and one year bar issues that it had raised in its dismissal request. MGT is pursuing such discovery and will reassert the one–year bar as well as addressing Aruze Macau’s arguments on the merits. The PTAB held an initial conference call in that proceeding on March 16, 2015, the same day that MGT’s Preliminary Response to Aruze America’s concurrent IPR Petition directed to the ‘554 patent was filed. MGT is seeking denial of that latter Petition on the grounds that Aruze America has not made out a prima facie case of either anticipation or obviousness based on the prior art asserted in that proceeding.

By motions filed on May 12, 2014, Aruze sought a transfer of the Mississippi infringement action to Nevada as well as a stay pending resolution of IPR proceedings before the PTAB. Only the latter motion has been granted and the Mississippi action remains stayed at present.

MGT Studios

MGT Studios is publisher of social games and real money games of skill.

On November 11, 2013, the Company entered into an Agreement and Plan of Reorganization (the “Avcom Agreement”) with MGT Capital Solutions, Inc., a wholly owned subsidiary of the Company, Avcom, Inc. and the stockholders and option holders of Avcom, Inc. (“Avcom”). Pursuant to the Avcom Agreement, the Company acquired 100% of the capital stock of Avcom. In consideration, the Preferred stockholders of Avcom received $550 in value of the Company’s Common stock and the Common stockholders and option holders of Avcom will receive an aggregate of $1,000 in value of the Company’s Common stock. The value of the Company’s Common stock is based on the volume weighted average closing price for the 20 trading days prior to signing the Avcom Agreement. The acquisition contemplated by the Avcom Agreement closed on November 26, 2013.

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

Results of operations

The Company currently has four operational segments, Medicsight Software/Devices, Medicsight Services, Gaming and Intellectual Property. Intellectual Property was previously referred to as MGT Gaming. Gaming is a new segment for the year ended December 31, 2014. Certain corporate expenses are not allocated to a particular segment.

•	Revenue totaled $1,056 (2013: $396).

•	Operating expenses were $6,075 (2013: $9,349).

•	Net loss attributable to Common stockholders was $5,330 (2013: $10,272) resulting in a basic and diluted loss per share of $0.56 (2013: $1.84).

The increase in revenues is attributed to DraftDay, acquired in the second quarter of 2014.

Our operating expenses have decreased substantially during the year ended December 31, 2014, predominantly due to lower corporate governance costs of $629 (2013: $2,430), professional fees of $944 (2013: $1,693), non–cash expenses such as stock–based expense of $449 (2013: $2,965) and Preferred Series A warrant modification expense of $nil (2013: $598).

Fiscal years ended December 31, 2014 versus 2013

Gaming

During the year ended December 31, 2014, the Company recognized $971 in revenue for this segment (2013: $221), the increase is attributed to DraftDay, acquired in the second quarter of 2014.

Our cost of revenue was $610 (2013: $496), which primarily consisted of overlay incurred on the DraftDay website. The website offers daily Fantasy Sports contests and charges entry fees to play. Occasionally, as an incentive for user activity some contests may pay out higher prize money than the charged entry fees, the expense is recognized as overlay and included in cost of revenues. Management expects these costs to decrease substantially as the site builds its user base and increases liquidity.

Our selling, general and administrative expenses were $3,160 (2013: $1,092), primarily consisting of marketing expenses, employee compensation, IT and office related expenses in MGT Studios, FanTD and MGT Sports. The increase is primarily attributed to operating costs in DraftDay, acquired in the second quarter of 2014.

In the year ended December 31, 2014 the Company recognized $188 of research and development expense (2013: $73), attributed to product development costs in MGT Studios.

In the fourth quarter of 2014, MGT Studios wrote down $135 (2013: $nil) relating to Digital Angel intangible assets.

Medicsight software/devices

Revenues were $85 (2013: $78), primarily consisting of newly launched Insufflator sales via our distributor Ultrasound Technologies, Ltd.

There were no expenses attributed to this segment (2013: $15).

Medicsight services

As a result of employee departure in the second quarter of 2013 the company did not recognize any revenue in 2014 (2013: $97) or cost of revenue (2013: $63) for this segment during the year ended December 31, 2014. Selling, general and administrative expenses were also $nil (2013: $7). Management is currently evaluating and assessing options for this segment.

Intellectual property (f/k/a MGT Gaming)

This segment currently does not generate revenue as the Company continues to pursue its patent enforcement strategy.

Selling, general and administrative expenses were $486 (2013: $595), attributed to intellectual property amortization and consulting and legal fees.

Unallocated corporate/other

Selling, general and administrative expenses during the year ended December 31, 2014, decreased to $2,242 from $6,967 in 2013. Stock–based compensation expense was lower by approximately $2.5 million compared to last year and corporate governance and professional fees have decreased by approximately $1.5 million as there were no investor and public relations costs this year. Additionally, in 2013, the Company recorded a non–recurring expense of $598 related to warrant modification.

The Company recorded $1 in interest and other expense for the year ended December 31, 2014 (2013: $43).

Liquidity and capital resources

	December 31	December 31
	2014	2013
Working capital summary:
Cash and cash equivalents (excluding $138 and $140 of restricted cash in December 2014 and December 2013, respectively)	$1,455	$4,642
Other current assets	177	175
Current liabilities	(1,379)	(985)
Working capital surplus	$253	$3,832

	Year ended December 31, 2014
	2014	2013
Cash flow summary:
Cash (used in) / provided by:
Operating activities	$(4,552)	$(5,058)
Investing activities	(101)	2,222
Financing activities	1,466	4,035
Net (decrease) increase in cash and cash equivalents	$(3,187)	$1,199

On December 31, 2014, MGT’s cash and cash equivalents were $1,455 excluding $138 of restricted cash. Player funds associated to the DraftDay.com website are maintained in a segregated account and are not used for operating activities. The Company continues to exercise discipline with respect to current expense levels, as revenues remain limited. Our cash and cash equivalents have decreased during 2014 primarily from $4,552 used in operating activities.

The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through issuances of securities. The Company intends to raise additional capital through equity investors. The Company needs to raise additional capital in order to be able to accomplish its business plan objectives. Management believes that it will be successful in obtaining additional financing based on its history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern. If adequate funds are not available to us, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish. There can be no assurance that such a plan will be successful.

Operating activities

Our net cash used in operating activities differs from the net loss predominantly because of various non–cash adjustments such as depreciation, amortization of intangibles, modification of Preferred Series A Warrants, change in fair value of warrants, gain on sale of patent, stock–based compensation and movements in working capital.

Investing activities

Restricted cash

With fewer than 345,012 shares of Preferred stock outstanding, $2,000 was released out of restricted cash as the Company is no longer subject to the Cash Maintenance provision of the Purchase Agreement under which the Preferred stock was originally sold in October 2012 (Note 8).

Avcom

On November 11, 2013, the Company entered into an Agreement and Plan of Reorganization (the “Avcom Agreement”) with MGT Capital Solutions, Inc., a wholly owned subsidiary of the Company, Avcom, Inc. and the stockholders and option holders of Avcom, Inc. (“Avcom”). Pursuant to the Avcom Agreement, the Company acquired 100% of the capital stock of Avcom. In consideration, the Preferred stockholders of Avcom received $550 in value of the Company’s Common stock and the Common stockholders and option holders of Avcom will receive an aggregate of $1,000 in value of the Company’s Common stock. The value of the Company’s Common stock is based on the volume weighted average closing price for the 20 trading days prior to signing the Avcom Agreement. The Avcom acquisition closed on November 26, 2013.

One half of the issuance to the Avcom Common stockholders and option holders was placed in escrow and will be released upon the later of (i) the commercial release of an agreed upon game or (ii) six (6) months after closing. In addition, the Common stockholders may be awarded contingent consideration of $1,000 through the issuance of up to 333,000 of the Company’s Common stock in the event that the game reaches $3,000 in gross revenues within 18 months of signing the Avcom Agreement.

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

Simultaneously with the entry into the Contribution Agreement, the Company and Gioia entered into a Limited Liability Company Agreement which serves as the operating agreement for MGT Interactive, and a consulting agreement (the “Consulting Agreement”) with Gioia to provide services to the Company primarily related to obtaining GLI Certification. The Consulting Agreement terminates on the earlier of January 31, 2014 or the date on which GLI Certification is obtained. In the event that GLI Certification is obtained prior to January 31, 2013, the Consulting Agreement shall be extended for an additional year. Pursuant to the Consulting Agreement, Gioia will receive a monthly consulting fee of $10 of which $5 is paid in cash per month and $5 is deferred until GLI certification is obtained. The Company expensed $179 for Fiscal 2013. Testing concluded on January 29, 2014, and GLI reported random behavior suitable for the applications that were analyzed. The Company is discussing with GLI the final steps to certification. MGT filed for an application for a New Jersey Casino Services Industry Enterprise License with the New Jersey Department of Gaming, as required, to offer internet gambling services. Although obtaining the license is beyond the Company’s control, the Company hopes to obtain the license sometime in 2015.

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

Digital Angel

On May 2, 2013, the Company purchased certain mobile game application assets from Digital Angel Corporation. The purchase price consisted of a cash payment in the amount of $136 and 50,000 restricted shares of the Company’s Common stock with an aggregate fair value of $202 as of the date this transaction was completed. The Company determined the acquisition constitutes a purchase of assets in accordance with guidance of ASC 805 “Business Combinations.”

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

Century

On December 2, 2013, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Century. Pursuant to the Settlement Agreement, both parties agreed to the following: (i) the Company’s obligation to grant the Warrant and to issue the underlying Common stock, and Century’s right to receive the Warrant and the underlying Common stock is cancelled, (ii) Century will make a cash payment to the Company of $100 and (iii) the Company will issue to Century 100,000 shares of Common stock subject to NYSE MKT exchange approval. These shares were subsequently issued on December 26, 2013. The stock was valued at $301, using the closing market price on December 2, 2013. Proceeds under the Settlement Agreement were received on December 10, 2013 (Note 10).

Risks and uncertainties related to our future capital requirements

The Company has incurred significant operating losses since inception and continues to generate losses from operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $299,163 at December 31, 2014. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that the products or patent monetization strategy will be successful. Furthermore, it is contemplated that any acquisitions may require the Company to raise capital; such capital may not be available on terms acceptable to the Company, if at all.

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

At December 31, 2014, MGT’s cash, cash equivalents and restricted cash were $1,455, including $11 held in MGT Gaming.

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

Currently the Company anticipates it has sufficient cash on hand, along with the ATM agreement and combined with the anticipated gross margin from DrafDay and the gross margin from the expected launch of its social slot machine game, Slotchamp, to continue operations at least through March 31, 2016.

There can be no assurance that any additional acquisitions will occur at all, or that any such acquisitions will be accretive to earnings, book value and other financial metrics, or that any such acquisitions will generate positive returns for Company stockholders. Furthermore, it is contemplated that any acquisitions may require the Company to raise additional capital; such capital may not be available on terms acceptable to the Company, if at all.

 For the year ended December 31, 2014, and through April 14, 2015, the Company sold approximately 4,100,000 shares of our Common stock under the ATM Agreement through an “at the market” equity offering program for gross proceeds of approximately $2,949, before related expenses. The proceeds will be used for general corporate purposes, including, but not limited to, commercialization of our products, capital expenditures and working capital. As of April 14, 2015, the Company has approximately $5.6 million remaining under the program, assuming sufficient shares are available to be issued.

The Company intends to use the net proceeds from any future offerings for general corporate purposes, including, but not limited to, obtaining regulatory approvals, commercialization of its products, capital expenditures and working capital.

At The Market Offering Agreement

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

 For the year ended December 31, 2014, and through March 30, 2015, the Company sold approximately 3,400,000 shares of our Common stock under the ATM Agreement through an “at the market” equity offering program for gross proceeds of approximately $2,573, before related expenses. The proceeds will be used for general corporate purposes, including, but not limited to, commercialization of our products, capital expenditures and working capital. As of March 30, 2015, the Company has approximately $6.0 million remaining under the program, assuming sufficient shares are available to be issued.

The Company intends to use the net proceeds from any sales of Shares in the offering for working capital, capital expenditures, and general business purposes. The Company's management will have significant flexibility in applying the net proceeds of this offering.

Commitments

STATS licensing agreement

On May 1, 2014, the Company entered into a licensing agreement with STATS LLC (“STATS”) effective February 1, 2014. In exchange for the right and license to both use certain of STATS’ proprietary information for use with daily and seasonal games and to power the scoring with the Company’s fantasy sports games on the Company’s websites, the Company has agreed to pay the following monthly license fees of $11 per month for February–March 2014, $26 per month for April-June 2014 and $20 per month July-October 2014 and $18 per–month thereafter through expiration of the agreement on December 31, 2015. The Company expensed $186 for the year ended December 31, 2014.

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

Off–balance sheet arrangements

None.

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

Software developed for internal use

The Company follows Accounting Standards Codification (“ASC”) 350–40 “Intangibles–Internal Use Software” on accounting for the costs of computer software developed or obtained for internal use. Costs incurred during the preliminary stage are expensed as incurred by the Company. Certain qualifying costs incurred during the application development stage are capitalized as software by the Company. The Company begins capitalization when the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended.

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

Virtual currency accrual

Users of the Company’s website maintain virtual currency balances which are accumulated as users participate in the Company’s online games. The amounts may become payable in cash by the Company once the user’s virtual currency balance exceeds a certain minimum threshold; a virtual currency balance of $0.01or $0.02 based upon initial date of enrollment on the site. User accounts expire after six months of inactivity. The Company records an accrual for potential virtual currency payouts at the end of each reporting period based on historical payout experience and current virtual currency balances. At December 31, 2014 and 2013, the Company recorded a liability of $10 and $10, respectively, relating to potential future virtual currency payouts.

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

Multiple–element arrangements - For our multiple–element arrangements, deliverables are separated into more than one unit of accounting when (i) the delivered element(s) have value to the customer on a stand–alone basis, and (ii) delivery of the undelivered element(s) is probable and substantially in our control.

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

•	Maintenance – Revenue from maintenance and support arrangements is deferred and recognized ratably over the term of the maintenance and support arrangements.

•	Hardware –Revenue is recognized as orders are satisfied and delivered by our supplier.

•	Services–consulting – Consulting revenue is earned over the period in which the Company provides the related services. The Company recognizes consulting revenue as it meets the terms of the underlying contract on the terms of the agreement.

•	Gaming fees – Revenue represents income earned as entry fees for a daily fantasy sports contest and is presented net of any bonus points applied by customers. Once a contest concludes, the Company recognizes the income earned as revenue.

•	Advertising –Revenue is recognized as advertisements are delivered, an executed contract exists, the price is fixed or determinable and collectability has been reasonably assured. Delivery generally occurs when the advertisement has been displayed or the offer has been completed by the user.

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

The Company concluded that capitalizing such expenditures after completion of a working model was inappropriate because the Company did not incur any material software production costs and therefore expenses were all research and development costs. Our research and development costs are comprised of staff, consultancy and other costs expensed on our products.

Equity–based compensation

The Company recognizes compensation expense for all equity–based payments in accordance with ASC 718 “Compensation – StockCompensation". Under fair value recognition provisions, the Company recognizes equity–based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

Restricted stock awards are granted at the discretion of the Company. These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically over an eighteen month period (vesting on a straight–line basis). The fair value of a stock award is equal to the fair market value of a share of Company stock on the grant date.

The fair value of option award is estimated on the date of grant using the Black–Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions are the expected stock volatility, the risk–free interest rate, the option’s expected life, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility is calculated based on the historical volatility of our Common stock over the expected option life and other appropriate factors. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on our Common stock and does not intend to pay dividends on our Common stock in the foreseeable future. The expected forfeiture rate is estimated based on historical experience.

Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, our equity–based compensation could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the equity–based compensation could be significantly different from what the Company has recorded in the current period.

The Company accounts for share–based payments granted to non–employees in accordance with ASC 505-40, “Equity Based Payments to Non–Employees”. The Company determines the fair value of the stock–based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete. The fair value of the equity instruments is re-measured each reporting period over the requisite service period.

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

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014–09, Revenue from Contracts with Customers. Amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry–specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605–35, Revenue Recognition—Construction–Type and Production–Type Contracts, and create new Subtopic 340–40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2011–230—Revenue Recognition (Topic 605) and Proposed Accounting Standards Update 2011–250—Revenue Recognition (Topic 605): Codification Amendments, both of which have been deleted. Accounting Standards Update 2014–09. The amendments in this Update are effective for the Company for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the effects of ASU 2014–09 on the consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update 2014–12, Compensation – Stock Compensation (Topic 718), which clarifies accounting for share–based payments for which the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The updated guidance clarifies that such a term should be treated as a performance condition that affects vesting. As such, the performance target should not be reflected in estimating the grant–date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The guidance will be effective for the annual periods (and interim periods therein) ending after December 15, 2015. Early application is permitted. The Company is currently evaluating the effects of ASU 2014–12 on the consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements- Going Concern.  The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued.  This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-300—Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption, which has been deleted. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the consolidated financial statements.

In November 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014–16, Derivatives and Hedging. For hybrid financial instruments issued in the form of a share, Topic 815 requires an entity to determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of relevant facts and circumstances. Certain classes of shares include features that entitle the holders to preferences and rights (such as conversion rights, redemption rights, voting powers, and liquidation and dividend payment preferences) over the other stockholders. Shares that include embedded derivative features are referred to as hybrid financial instruments, which must be separated from the host contract and accounted for as a derivative if certain criteria are met under Subtopic 815–10. One criterion requires evaluating whether the nature of the host contract is more akin to debt or to equity and whether the economic characteristics and risks of the embedded derivative feature are “clearly and closely related” to the host contract. In making that evaluation, an issuer or investor may consider all terms and features in a hybrid financial instrument including the embedded derivative feature that is being evaluated for separate accounting or may consider all terms and features in the hybrid financial instrument except for the embedded derivative feature that is being evaluated for separate accounting. The use of different methods can result in different accounting outcomes for economically similar hybrid financial instruments. Additionally, there is diversity in practice with respect to the consideration of redemption features in relation to other features when determining whether the nature of a host contract is more akin to debt or to equity. The amendments apply to all reporting entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF–13G—Derivatives and Hedging—Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (Topic 815), which has been deleted. This update is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted. The Company is currently evaluating the effects of ASU 2014–16 on the consolidated financial statements.

In November 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014–Business Combinations (Topic 805): Pushdown Accounting. The amendments in ASU 2014-17 provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. The amendments in ASU 2014-17 are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The Company is currently evaluating the effects of ASU 2014–17 on the consolidated financial statements.

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

The Company has established controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company (including its combined subsidiaries) in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the communication to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s annual report on internal control over financial reporting.

SEC rules implementing Section 404 of the Sarbanes–Oxley Act of 2002 require our 2014 Annual Report on Form 10–K to contain management’s report regarding the effectiveness of internal control over financial reporting. As a basis for our report, we tested and evaluated the design, documentation, and operating effectiveness of our internal control.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Item 9B. Other information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Position
H. Robert Holmes	71	Chairman of the Board, Chairman of the Nomination and Compensation Committee, Audit Committee Member, Independent Director
Michael Onghai	45	Chairman of the Audit Committee, Nomination and Compensation Committee Member, Independent Director
Robert B. Ladd	56	President, Chief Executive Officer and Director
Joshua Silverman	44	Audit Committee, Nomination and Compensation Committee Member, Independent Director
Robert P. Traversa	50	Treasurer, Chief Financial Officer and Corporate Secretary

Directors are elected based on experience, qualifications and in accordance with the Company’s by–laws to serve until the next annual stockholders meeting and until their successors are elected in their stead.  Officers are appointed by the Board and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the Board. There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

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

Robert B. Ladd joined the Company in December 2010 as a Director. He was named Interim President and CEO in February 2011, and appointed President and CEO in January 2012. Mr. Ladd is the Managing Member of Laddcap Value Advisors, LLC, which serves as the investment manager for various private partnerships, including Laddcap Value Partners LP. Prior to forming his investment partnership in 2003, Mr. Ladd was a Managing Director at Neuberger Berman, a large international money management firm catering to individuals and institutions. From 1992 through November 2002, Mr. Ladd was a portfolio manager for various high net worth clients of Neuberger Berman. Prior to this experience, Mr. Ladd was a securities analyst at Neuberger from 1988 through 1992. Mr. Ladd is a former Director of InFocus Systems, Inc. (NASDAQ – INFS, 2007 to 2009), and served on the board of Delcath Systems, Inc. (NASDAQ – DCTH, 2006–2012). Mr. Ladd has earned his designation as a Chartered Financial Analyst (1986). Based on Mr. Ladd’s familiarity with the Company in serving as our Chief Executive Officer since 2011 and his overall background and experience as an executive in the financial industry, the Nominating Committee of the Board concluded that Mr. Ladd has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board.

Joshua Silverman is the Co–founder, and is a Principal and Managing Partner of Iroquois Capital Management, LLC, the Registered Investment Advisor to Iroquois Capital LP and Iroquois Capital (Offshore) Ltd. (collectively, “Iroquois”). Mr. Silverman has served as Co–Chief Investment Officer of Iroquois since inception in 2003. From 2000 to 2003, Mr. Silverman served as Co–Chief Investment Officer of Vertical Ventures, LLC, a merchant bank. Prior to forming Iroquois, Mr. Silverman was a Director of Joele Frank, a boutique consulting firm specializing in mergers and acquisitions. Previously, Mr. Silverman served as Assistant Press Secretary to The President of The United States. Mr. Silverman received his B.A. from Lehigh University in 1992. Based on Mr. Silverman’s overall background and experience as an executive in the financial industry, Board believes that Mr. Silverman has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board.

Robert P. Traversa joined the Company on March 1, 2011 as a senior advisor to executive management and was appointed the Company’s Chief Financial Officer in May 2011. Mr. Traversa served as a director of the Company from May, 2012 until December, 2014. Prior to joining the company, he was a senior vice president at Neuberger Berman LLC, a large international money management firm catering to individuals and institutions. He joined Neuberger Berman in 1994 and was most recently a senior member of an investment team within the Private Asset Management Division. His earlier career at Neuberger encompassed positions supporting management, operations and technology. Mr. Traversa was a financial analyst at Bankers Trust in the Investment Management Division from 1990 until 1994. He began his career on the audit staff at Price Waterhouse in 1987. Mr. Traversa is a NY State Certified Public Accountant.

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

Corporate code of ethics

On June 25, 2012, the Board revised the Code of Conduct and Ethics which applies to all directors and employees including the company’s principal executive officer, principal financial officer and principal accounting officer or persons performing similar functions. Prior to June 25, 2012, the Company’s employees and directors were subject to the previous Code of Ethics adopted by the Board on December 28, 2007.

Copies of the Code of Business Conduct and Ethics, the Anti–Fraud Policy, the Whistleblower Policy and the MGT Share Dealing Code can be obtained, without charge by writing to the Corporate Secretary at MGT Capital Investments, Inc., 500 Mamaroneck Avenue, Suite 204, Harrison, NY 10528, or through our corporate website at Mgtci.com.

Section 16(a) beneficial ownership reporting compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s Common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Other than as disclosed below and based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transaction were reported, we believe that during the fiscal year ended December 31, 2014, our officers, directors and greater than ten percent stockholders timely filed all reports and did not miss any filings as required to file under Section 16(a).

Audit Committee and Audit Committee financial expert

On November 25, 2004, the Board established an Audit Committee to carry out its audit functions. At December 31, 2014, the membership of the Audit Committee was Michael Onghai, H. Robert Holmes and Joshua Silverman.

The Board has determined that Michael Onghai, an independent director, is the Audit Committee financial expert, as defined in Regulation S–K promulgated under the Exchange Act, serving on its Audit Committee.

Item 11. Executive compensation

Summary compensation table

The following table summarizes Fiscal Years 2014 and 2013 compensation for services in all capacities of the Company’s named executive officers and other individuals:

Name	Principal Position	Year	Salary	Bonus	Stock awards (1)	All other compensation	Total compensation
Robert B. Ladd	Chief Executive Officer	2014	$285	$–	$–	$–	$285
		2013	$285	$143	$–	$–	$428
Robert P. Traversa	Chief Financial Officer	2014	$275	$–	$–	$–	$275
		2013	$275	$138	$–	$–	$413

(1)	This column discloses the dollar amount of the aggregate grant date fair value of restricted stock granted in the year.

Grants of Plan–Based Awards

There were no plan–based awards in Fiscal 2014.

Outstanding equity awards at December 31, 2014

There were no outstanding equity awards at December 31, 2014.

Employment agreements

On November 19, 2012, the Company entered into an employment agreement with Robert B. Ladd, to act as its President and Chief Executive Officer. Upon execution of the agreement, Mr. Ladd was granted a $100 cash payment and 50,000 shares of restricted Common stock. The agreement provides for a two year term, subject to automatic renewals. The agreement provides for a base salary of $285 per year. Pursuant to the employment agreement, Mr. Ladd is eligible for a cash and/or equity bonus as determined by the Compensation Committee. Pursuant to the agreement, in the event that Mr. Ladd dies or is permanently disabled or he is terminated without good cause or he resigns for Good Reason. Mr. Ladd is entitled to (i) a severance payment equal to the higher of his base salary for the remaining term of this agreement or twelve times the average monthly Base Salary paid or accrued during the three full calendar months immediately preceding such determination; (ii) expense compensation in an amount equal to twelve times the sum of the average Base Salary during the full calendar months preceding such termination; (iii) immediate vesting of all stock options; (iv) vacation pay for any vacations days earned but not taken; (v) medical insurance for 12 months; and (vi) the cost of office space, not to exceed $3 per month. Good Reason includes a change of control. If payments are subject to the excise tax imposed by Section 4999 of the Code, the Company will pay Mr. Ladd an additional amount so that the net amount retained by Mr. Ladd shall be equal to what his Total Payments would have been without the Excise Tax and any state and local income taxes. If the Company terminates Mr. Ladd for Cause or Mr. Ladd resigns without Good Reason, he shall only be entitled to any compensation earned but not paid at such time. Mr. Ladd’s employment agreement was filed as an exhibit to the Current Report on Form 8–K we filed with the SEC on November 23, 2012; all defined terms not otherwise defined herein are defined in such employment agreement.

On January 28, 2014, the Company entered into an amendment to Mr. Ladd’s employment agreement which extended the agreement’s term for an additional year, through November 30, 2015.

On November 19, 2012, the Company entered into an employment agreement with Robert P. Traversa to act as its Treasurer and Chief Financial Officer. The agreement provides for a two year term, subject to automatic renewals. Upon execution of the agreement, Mr. Traversa was granted a $100 cash payment and 50,000 shares of restricted Common stock. The agreement provides for a base salary of $275 per year. Pursuant to the employment agreement, Mr. Traversa is eligible for a cash and/or equity bonus as determined by the Compensation Committee. Pursuant to the agreement, in the event that Mr. Traversa dies or is permanently disabled or he is terminated without good cause or he resigns for Good Reason. Mr. Traversa is entitled to (i) a severance payment equal to the higher of his base salary for the remaining term of this agreement or twelve times the average monthly Base Salary paid or accrued during the three full calendar months immediately preceding such determination; (ii) expense compensation in an amount equal to twelve times the sum of the average Base Salary during the full calendar months preceding such termination; (iii) immediate vesting of all stock options; (iv) vacation pay for any vacations days earned but not taken; (v) medical insurance for 12 months; and (vi) the cost of office space, not to exceed $3.00 per month. Good Reason includes a change of control. If payments are subject to the excise tax imposed by Section 4999 of the Code, the Company will pay Mr. Traversa an additional amount so that the net amount retained by Mr. Traversa shall be equal to what his Total Payments would have been without the Excise Tax and any state and local income taxes. If the Company terminates Mr. Traversa for Cause or Mr. Traversa resigns without Good Reason, he shall only be entitled to any compensation earned but not paid at such time. Mr. Traversa’s employment agreement was filed as an exhibit to the Current Report on Form 8–K we filed with the SEC on November 23, 2012; all defined terms not otherwise defined herein are defined in such employment agreement.

On January 28, 2014, the Company entered into an amendment to Mr. Traversa’s employment agreement which extended the agreement’s term for an additional year, through November 30, 2015.

Director compensation

The following table sets forth the compensation of persons who served as a member of our Board of Directors during all or part of 2014, other than Robert B. Ladd and Robert P. Traversa whose compensations is discussed under "Executive Compensation" below and neither of whom is separately compensated for Board service.

Name	Fees earned or paid in cash	Stock awards	All other compensation	Total
H. Robert Holmes	$30	$–	$–	$30
Michael Onghai	$25	$–	$–	$25
Joshua Silverman	$1	$–	$–	$1

Directors are reimbursed for their out–of–pocket expenses incurred in connection with the performance of Board duties.

Independent director compensation

Our policy is each independent director receives annual compensation of $20. In addition, independent directors, receive $5 as total compensation for committee service. The Chairman of the Board receives an additional $5. For fiscal year 2015, the Company does not propose any change in fees for the independent directors.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters

Securities authorized for issuance under equity compensation plans

No option grants were issued during the year ended December 31, 2014. The table below provides information on our equity compensation plans as of December 31, 2014:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted–average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category:	(a)	(b)	(c)
Equity compensation plans approved by security holders	–	$–	$625,967	(1)
Equity compensation plans not approved by security holders	–	–	–
Total	–	–	625,967	(1)

(1)	On September 27, 2013, the Company’s stockholders approved an increase of the number of shares of Common stock issuable under the Company’s 2012 Stock Incentive Plan to 1,335,000 shares. As of December 31, 2014, the Company issued an aggregate of 709,033 restricted shares under the Company’s 2012 Stock Incentive Plan, as amended.

Security owner of certain beneficial owners

The following tables set forth certain information regarding beneficial ownership and voting power of the Common stock as of March 30, 2015, of:

•	Each person serving as a director, a nominee for director, or executive officer of the Company;

•	All executive officers and directors of the Company as a group; and

•	All persons who, to our knowledge, beneficially own more than five percent of the Common stock or Series A Preferred stock.

“Beneficial ownership” here means direct or indirect voting or investment power over outstanding stock and stock which a person has the right to acquire now or within 60 days after March 30, 2015. See the accompanying footnotes to the tables below for more detailed explanations of the holdings. Except as noted, to our knowledge, the persons named in the tables beneficially own and have sole voting and investment power over all shares listed

Each share of Common stock has one vote per share of Common stock held and each share of Series A Preferred stock has one vote per share of Series A Preferred stock held.

The following table sets forth certain information regarding beneficial ownership of Common stock as of March 30, 2015:

•	Each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common stock;

•	Each person serving as a director, a nominee for director, or executive officer of the Company; and

•	All executive officers and directors of the Company as a group.

Percentage beneficially owned is based upon 13,529,969 shares of Common stock issued and outstanding as of April 13, 2015.

	Numbers of shares beneficially owned	Percentage of Common equity beneficially owned
Directors and officers: (1)
Robert B. Ladd (2)	785,471	6%
Robert P. Traversa	281,616	2%
Joshua Silverman (3)(4)(5)	1,039,096	8%
H. Robert Holmes	88,819	*
Michael Onghai	44,545	*
Total current officers and directors as a group (4 persons):	2,239,547	17%

* Less than 1%

(1)	Unless otherwise noted, the addresses for the above persons are care of the Company at 500 Mamaroneck Avenue, Suite 204, Harrison, NY 10528.

(2)	Mr. Ladd owns 163,000 shares of Common stock directly. Mr. Ladd may also be deemed to be the beneficial owner of an additional 622,471 shares of Common stock held by Laddcap Value Partners III LLC, a Delaware limited liability company (“Laddcap”), by virtue of his ability to vote or control the vote or dispose or control the disposition of the shares of Common stock held by Laddcap through his position as Managing Member of Laddcap.

(3)	Common stock As reported on Amendment Number 4 to the Schedule 13D filed by, among others, Iroquois Capital Management, LLC (“Iroquois”), Iroquois Master Fund Ltd. and Mr. Silverman with the SEC on October 2, 2014, Mr. Silverman is a managing member of Iroquois and Iroquois Master Fund Ltd. Iroquois directly owns 48,378 shares of Common stock and Iroquois Master Fund Ltd. directly owns 990,358 shares of Common stock. Iroquois is the investment advisor to Iroquois Master Fund Ltd. As a managing member of Iroquois, Mr. Silverman may be deemed the beneficial owner of the 1,039,096 shares of Common stock owned by Iroquois and Iroquois Master Fund Ltd.

(4)	Excluded from Iroquois Master Fund, Ltd.’s beneficial ownership is 9,221 shares of Common Stock issuable upon conversion of shares of Series A Convertible Preferred Stock held by Iroqouis Master Fund, Ltd. and 437,500 shares of Common Stock issuable upon the exercise of warrants, both of which are subject to a conversion cap that precludes Iroquois Master Fund, Ltd. from converting or exercising the Series A Convertible Preferred Stock and warrants, respectively, to the extent that Iroquois Master Fund, Ltd. would, after such conversion or exercise, beneficially own (as determined in accordance with Section 13(d) of the Exchange Act) in excess of 9.99% of the shares of Common Stock outstanding (the “Conversion Cap”). Because Iroquois Master Fund, Ltd. has exceeded the Conversion Cap, it cannot convert or exercise its rights under the Series A Convertible Preferred Stock or warrants, respectively, within 60 days hereof and thus is not deemed to beneficially own those shares of Common Stock underlying the Preferred Stock and warrants.

(5)	Mr. Silverman’s address is 641 Lexington Avenue, 26th Floor, New York, New York 10022.

	Numbers of shares beneficially owned	Percentage of Common equity beneficially owned
5% beneficial owners:
Iroquois Capital Management, LLC (1)(2)(3)	1,039,096	8%
Total 5% beneficial owners:	1,039,096	8%

(1)	As reported on Amendment Number 4 to the Schedule 13D filed by, among others, Iroquois, Iroquois Master Fund Ltd. and Joshua Silverman with the SEC on October 2, 2014, Iroquois directly owns 48,378 shares of Common Stock and Iroquois Master Fund Ltd. directly owns 990,358 shares of Common Stock. Iroquois is the investment advisor to Iroquois Master Fund Ltd., such that Iroquois may be deemed the beneficial owner of the 990,358 shares of Common Stock owned by Iroquois Master Fund Ltd.

(2)	Excluded from Iroquois Master Fund, Ltd.’s beneficial ownership is 9,221 shares of Common Stock issuable upon conversion of shares of Series A Convertible Preferred Stock held by Iroqouis Master Fund, Ltd. and 437,500 shares of Common Stock issuable upon the exercise of warrants, both of which are subject to a conversion cap that precludes Iroquois Master Fund, Ltd. from converting or exercising the Series A Convertible Preferred Stock and warrants, respectively, to the extent that Iroquois Master Fund, Ltd. would, after such conversion or exercise, beneficially own (as determined in accordance with Section 13(d) of the Exchange Act) in excess of the Conversion Cap. Because Iroquois Master Fund, Ltd. has exceeded the Conversion Cap, it cannot convert or exercise its rights under the Series A Convertible Preferred Stock or warrants, respectively, within 60 days hereof and thus is not deemed to beneficially own those shares of Common Stock underlying the Preferred Stock and warrants .

(3)	Iroquois’ address is 641 Lexington Avenue, 26th Floor, New York, New York 10022.

Item 13. Certain relationships and related transactions and director independence

Director independence

Each of the Company’s current independent directors: H. Robert Holmes and Michael Onghai are considered independent under Section 803A of NYSE MKT rules, accordingly to which the Company must comply.

Item 14. Principal accountant fees and services

EisnerAmper LLP (“Eisner”) served as our independent auditors for the fiscal year ended December 31, 2012. On April 18, 2013, we dismissed Eisner, and Marcum LLP (“Marcum”) became our independent auditor. The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2014 and 2013.

	Year ended December 31,
	2014	2013
Audit	$218	$142
Tax	32	20
Total	$250	$162

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial statements

The consolidated financial statements of the Company for the fiscal years covered by this Annual Report are located on pages 45 to 76 of this Annual Report.

Exhibit No.	Description

2.1	Articles of Merger of Medicsight, Inc., a Utah corporation (1)
2.2	Certificate of Merger of Medicsight, Inc., a Delaware corporation (1)
3.1	Restated Certificate of Incorporation of MGT Capital Investments, Inc. (2)
3.2	Amended and Restated Bylaws of MGT Capital Investments, Inc. (3)
10.1	Subscription agreement between Moneygate Group Limited and MGT Capital Investments Limited (4)
10.2	Working capital facility agreement between MGT Capital Investments Limited and Moneygate Group Limited (4)
10.3	Facility agreement between MGT Capital Investments Limited and Moneygate Group Limited (4)
10.4	Agreement for the Purchase of Assets dated March 31, 2010 between MGT Capital Investments, Inc. and MGT Investments Limited and Rivera Capital Management Limited (5)
10.5	Amended and Restated Securities Purchase Agreement dated December 9, 2010 between MGT Capital Investments, Inc. and Laddcap Value Partners, LP (5)
10.6	Registration Rights Agreement dated December 9, 2010 between MGT Capital Investments, Inc. and Laddcap Value Partners, LP (5)
10.7	Form of Revolving Line of Credit and Security Agreement dated April 12, 2011, between MGT Capital Investments, Inc. and Laddcap Value Partners, LP (5)
10.8	Form of Revolving Credit Note dated April 12, 2011, for the benefit of Laddcap Value Partners, LP (5)
10.9	Contribution and Sale Agreement, dated as of May 9, 2012, by and among J&S Gaming, Inc., MGT Capital Investments, Inc. and MGT Gaming, Inc. (6)
10.10	Common Stock Warrant dated May 9, 2012 (6)
10.12	Stockholder Agreement dated May 9, 2012, by and among J&S Gaming, Inc., MGT Gaming, Inc. and MGT Capital Investment, Inc. (6)
10.13	Patent Assignment, dated as of May 9, 2012, by and between J&S Gaming, Inc. and MGT Holdings, Inc. (6)
10.14	Securities Purchase Agreement, dated May 24, 2012, by and between MGT Capital Investments, Inc. and the investor listed on the Schedule of Buyers attached thereto. (7)
10.15	Form of Senior Secured Convertible Note (7)
10.16	Form of Warrant (7)
10.17	Form of Exchange Agreement (8)
10.18	Form of Subscription Agreement (9)
10.19	Form of Certificate of Designations (9)
10.20	Form of Warrant (9)
10.21	Form of Registration Rights Agreement (9)
10.22	Employment Agreement dated November 19, 2012, by and between the Company and Robert Ladd (10)
10.23	Employment Agreement dated November 19, 2012, by and between the Company and Robert P. Traversa (10)
10.24	Amendment to Executive Employment Agreement of Robert B. Ladd as of January 28, 2014. (11)
10.25	Amendment to Executive Employment Agreement of Robert P. Traversa as of January 28, 2014. (11)
10.26	Asset Purchase Agreement by and between the Company and CardRunners Gaming, Inc. effective April 1, 2014. (12)
21.1	Subsidiaries*
23.1	Consent of Marcum LLP, independent registered public accounting firm, dated March 28, 2014*
99.1	Settlement Agreement, dated September 29, 2014, by and among MGT Capital Investments, Inc., Iroquois Capital Management L.L.C., Iroquois Master Fund Ltd. and Joshua Silverman (13)
31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer*
31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial Officer*
32.1	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer*
32.2	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Financial Officer*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

1)	Incorporated herein by reference to the Company’s Current Report on Form 8–K filed on January 19, 2007.

2)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10–Q, filed November 13, 2013.

3)	Incorporated herein by reference to the Company’s Current Report filed on Form 8–K, filed January 30, 2014.

4)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10–Q, filed November 12, 2009.

5)	Incorporated herein by reference to the Company’s Annual Report on Form 10–K filed April 15, 2011.

6)	Incorporated herein by reference to the Company’s Current Report on Form 8–K filed May 16, 2012.

7)	Incorporated herein by reference to the Company’s Current Report on Form 8–K filed May 30, 2012.

8)	Incorporated herein by reference to the Company’s Current Report on Form 8–K filed October 9, 2012.

9)	Incorporated herein by reference to the Company’s Current Report on Form 8–K filed October 26, 2012.

10)	Incorporated herein by reference to the Company’s Current Report on Form 8–K filed October 26, 2012.

11)	Incorporated herein by reference to the Company’s Current Report filed on Form 8–K, filed January 30, 2014.

12)	Incorporated herein by reference to the Company’s Current Report on Form 8–K filed April 7, 2014.

13)	Incorporated herein by reference to the Company’s Current Report on Form 8–K filed September 29, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT CAPITAL INVESTMENTS, INC
April 15, 2015

	By:	/s/ ROBERT B. LADD
Robert B. Ladd
Chief Executive Officer (Principal Executive Officer)
April 15, 2015

	By:	/s/ ROBERT P. TRAVERSA
Robert P. Traversa
Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert B. Ladd	President, CEO and Director	April 15, 2015
Robert B. Ladd	(Principal Executive Officer)

/s/ Robert P. Traversa	Treasurer, Chief Financial Officer and Director	April 15, 2015
Robert P. Traversa	(Principal Financial Officer)

/s/ H. Robert Holmes	Director	April 15, 2015
H. Robert Holmes

/s/ Michael Onghai	Director	April 15, 2015
Michael Onghai

/s/ Joshua Silverman	Director	April 15, 2015
Joshua Silverman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders

of MGT Capital Investments, Inc.

We have audited the accompanying consolidated balance sheets of MGT Capital Investments, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, redeemable preferred stock and changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MGT Capital Investments, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

New York, NY

April 15, 2015

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per–share amounts)

	December 31,	December 31,
	2014	2013
Assets:
Current assets:
Cash and cash equivalents	$1,455	$4,642
Accounts receivable	5	43
Prepaid expenses and other current assets	172	132
Total current assets	1,632	4,817

Non–current assets:
Restricted cash	138	140
Property and equipment, at cost, net	43	45
Intangible assets, net	2,417	2,423
Goodwill	6,444	6,444
Other non–current assets	2	4
Total assets	$10,676	$13,873

Liabilities:
Current liabilities:
Accounts payable	$245	$228
Accrued expenses	180	94
Player deposit liability	952	647
Other payables	2	16
Total current liabilities	1,379	985

Commitments and contingencies:

Redeemable convertible Preferred stock – Temporary equity:
Preferred stock, series A convertible preferred, $0.001 par value; 1,416,160 and 1,416,160 shares authorized at December 31, 2014 and December 31, 2013, respectively; 9,993 and 9,413 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	–	–
Stockholders' equity:
Undesignated Preferred stock, $0.001 par value; 8,583,840 and 8,583,840 shares authorized at December 31, 2014 and 2013, respectively. No shares authorized, issued and outstanding at December 31, 2014 and December 31, 2013 respectively	–	–
Common stock, $0.001 par value; 75,000,000 shares authorized; 10,731,160 and 8,848,686 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	11	9
Additional paid–in capital	308,288	304,886
Accumulated other comprehensive loss	(281)	(281)
Accumulated deficit	(299,163)	(293,833)
Total stockholders' equity attributable to MGT Capital Investments, Inc.	8,855	10,781
Non–controlling interests	442	2,107
Total stockholders’ equity	9,297	12,888

Total liabilities, redeemable convertible preferred stock and stockholders' equity	$10,676	$13,873

The accompanying notes are an integral part of these consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per–share amounts)

	Years ended December 31,
	2014	2013
Revenues:
Software and devices	$85	$78
Services – Consulting	–	97
Gaming	971	221
	1,056	396
Cost of revenues:
Services – Consulting	–	63
Gaming	610	496
	610	559

Gross margin	446	(163)

Operating expenses:
General and administrative	5,507	9,115
Sales and marketing	380	161
Research and development	188	73
	6,075	9,349

Operating loss	(5,629)	(9,512)

Other non–operating (expense) / income:
Interest and other (expense) / income	(1)	30
Impairment of intangible assets	(135)	–
Gain on sale of patent, net	–	750
Change in fair value of warrants	–	(2,204)
	(136)	(1,424)

Net loss before income taxes and non–controlling interest	(5,765)	(10,936)

Net loss attributable to non–controlling interest	435	734

Net loss attributable to MGT	$(5,330)	$(10,202)

Less:
Quarterly dividend on Series A Preferred stock	–	(70)
Net loss applicable to Common stockholders	$(5,330)	$(10,272)

Per–share data:
Basic and diluted loss per share	$(0.56)	$(1.84)

Weighted average number of common shares outstanding	9,493,057	5,590,620

The accompanying notes are an integral part of these consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

REDEEMABLE PREFERRED STOCK AND CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

	Redeemable Convertible Preferred stock		Common stock		Additional paid–in	Accumulated comprehensive income /	Accumulated	Total stockholders'	Non–controlling
	Shares	Amounts	Shares	Amounts	capital	(loss)	deficit	equity	Interest	Total equity
At January 1, 2013 (restated)	1,395	$47	3,251	$3	$282,998	$(281)	$(283,631)	$(911)	$768	$(143)
Reclassification of derivative liability – Series A Preferred Warrants into equity					8,206			8,206		8,206
Reclassification of derivative liability – J&S Warrants into equity					1,164			1,164		1,164
Quarterly dividend on Series A Preferred stock	21	69			(67)			(67)		(67)
Conversion of Series A Preferred stock to Common stock	(1,407)	(116)	1,407	4	116			120		120
Proceeds from the exercise of $3.85 warrants			237		440			440		440
Proceeds from the exercise of $3 warrants			716		2,757			2,757		2,757
Stock issued for acquisition – Digital Angel			50		202			202		202
Stock issued for acquisition – FanTD			600		3,018			3,018	1,882	4,900
Exchange of warrants			895	1	(1)			–		–
Stock issued in relation to modification of Series A Preferred Warrants			162		598			598		598
Proceeds from the exercise of Series A Preferred Warrants			613		838			838		838
Investment in MGT Interactive								–	191	191
Stock issued for acquisition – Avcom			491	1	1,551			1,552		1,552
Stock issued for services (includes $100 of cash proceeds upon discounted transfer of shares)			427		1,709			1,709		1,709
Stock–based compensation					1,357			1,357		1,357
Net loss for the period							(10,202)	(10,202)	(734)	(10,936)
At December 31, 2013	9	$–	8,849	$9	$304,886	$(281)	$(293,833)	$10,781	$2,107	$12,888
Issuance of common stock for cash			1,403	2	1,464			1,466		1,466
Acquisition of Draft Day			95		190			190		190
Acquisition of non–controlling interest in FanTD			53		1,219			1,219	(1,230)	(11)
Warrants issued for services					80			80		80
Stock issued for services			185		159			159		159
Stock–based compensation			147		290			290		290
Net loss for the period							(5,330)	(5,330)	(435)	(5,765)
At December 31, 2014	9	$–	10,732	$11	$308,288	$(281)	$(299,163)	$8,855	$442	$9,297

The accompanying notes are an integral part of these consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31, 2014
	2014	2013
Cash flows from operating activities:
Net loss	$(5,765)	$(10,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	43	31
Amortization of intangible assets	661	368
Stock–based expense	449	2,965
Warrant expense	80	–
Impairment of intangible assets	135	–
Stock–based compensation – modification of Preferred Series A Warrants	–	598
Change in fair value of warrants	–	2,204
Gain on sale of patent	–	(750)
Change in operating assets and liabilities:
Accounts receivable	38	(34)
Prepaid expenses and other current assets	(40)	268
Accounts payable	17	(14)
Accrued expenses	86	(222)
Player deposit liability	(242)	–
Other payables	(14)	464
Net cash used in operating activities	(4,552)	(5,058)

Cash flows from investing activities:
Purchase of property and equipment	(41)	(12)
Cash acquired in purchase of DraftDay	547	–
Cash paid for purchase of DraftDay	(600)	–
Cash paid for purchase of FanTD	(11)	(124)
Release of restricted cash	2	1,899
Release of security deposit	2	–
Receipt from sale of patent	–	750
Cash acquired in purchase of Avcom, net of cash paid	–	9
Receipts from sale of intangible assets	–	6
Purchase of intangible assets	–	(90)
Purchase of intangible assets – Fantasy Sports Live	–	(30)
Purchase of intangible assets – Daily Joust	–	(50)
Purchase of intangible assets – Digital Angel	–	(136)
Net cash (used in) / provided by investing activities	(101)	2,222

Cash flows from financing activities:
Proceeds from ATM sales of Common stock, net of fees	1,466	–
Proceeds from exercise of warrants	–	3,197
Proceeds from modification of Preferred Series A warrants	–	838
Proceeds from issuance of Common stock	–	100
Repayment of loan – related party	–	(100)
Net cash provided by investing activities	1,466	4,035

Net change in cash and cash equivalents	(3,187)	1,199
Cash and cash equivalents, beginning of year	4,642	3,443
Cash and cash equivalents, end of year	$1,455	$4,642

The accompanying notes are an integral part of these consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands)

Supplemental non–cash disclosures (investing and financing activities):

	Years ended December 31, 2014
	2014	2013
Transfers from the non–controlling interest in FanTD	$1,116	$–
Stock issued for acquisition – DraftDay	190	–
Stock issued for acquisition – FanTD, LLC	103	3,018
Stock issued for acquisition – Avcom	–	1,552
Stock issued for acquisition – Digital Angel	–	202
Stock issued for exercise of warrants	–	3,197
Reclassification of derivative liability– Preferred Series A warrants into equity	–	8,206
Reclassification of derivative liability– J&S warrants into equity	–	1,164
Intangible asset contributed by non–controlling interest	–	191
Series A Convertible Preferred stock, dividends paid in kind	–	70
Conversion of Series A Preferred to Common stock	–	(116)
Series A Convertible Preferred stock, dividends paid in kind	–	69
Assets acquired and liabilities assumed through purchase of assets:
Prepaid expenses and other current assets	–	31
Security deposit	–	2
Property and equipment	–	32
Intangible assets	790	631
Goodwill	–	4,948
Player deposit liability	(547)	–
Other payables	–	(126)
Loan payable – related party	–	(100)
Assets acquired and liabilities assumed through purchase of Avcom:
Prepaid expenses and other current assets	–	29
Property and equipment	–	7
Intangible assets	–	65
Goodwill	–	1,496
Other payables	–	(44)
Long–term debt	–	(10)

The accompanying notes are an integral part of these consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per–share amounts)

Note 1. Organization

MGT Capital Investments, Inc. (“MGT,” “the Company,” “we,” “us”) is a Delaware corporation, incorporated in 2000. The Company was originally incorporated in Utah in 1977. MGT is comprised of the parent company, majority–owned subsidiaries MGT Gaming, Inc. (“MGT Gaming”), MGT Interactive LLC (“MGT Interactive”), and wholly–owned subsidiaries Medicsight, Inc. (“Medicsight”), MGT Studios, Inc. (f/k/a MGT Capital Solutions, Inc.) (“MGT Studios”) and its minority–owned subsidiary M2P Americas, Inc., and MGT Sports, Inc. (“MGT Sports”) including its wholly–owned subsidiary FanTD LLC, (“FanTD”). Our Corporate office is located in Harrison, New York.

MGT and its subsidiaries are primarily engaged in the business of acquiring, developing and monetizing assets in the casino, online and mobile gaming space, as well as the casino industry.

MGT Sports

MGT Sports operates DraftDay.com (Note 4), the daily fantasy sports industry’s third largest daily fantasy sports wagering site, based upon player activity, contest sizes and similar metrics. The website offers players the opportunity to participate in real money daily fantasy gameplay for the NFL, MLB, NCAA (basketball & football), NHL, NBA and professional golf. Players select a roster of athletes across most popular sports, and winnings are determined by the same–day performance of these rosters. Daily fantasy sports compress the timeframe of traditional fantasy sports from multi–month seasons into 24–hour periods. DraftDay is a leader in the popular quick–pick style of skill–based fantasy sports gaming. In addition, the Company has launched an online portal for fantasy sports news and commentary, FantasySportsLive.com (Note 4).

On December 30, 2014, the Company announced an exclusive partnership with Vivid Entertainment, LLC to develop a fantasy sports gaming site which is available online at VividBetSports.com.

On September 30, 2006, the United States Congress passed the Unlawful Internet Gambling Enforcement Act of 2006 (“UIGEA”). The criminal provisions of UIGEA provide that no person engaged in the business of betting or wagering may knowingly accept directly or indirectly virtually any type of payment from a player in unlawful internet gambling (i.e. bets that are unlawful under other state or Federal laws). The Company has been advised by counsel that the fantasy sports are exempt from the definition of unlawful internet gambling provided that:

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

MGT Gaming

MGT Gaming owns U.S. Patents 7,892,088 and 8,550,554 (the “‘088 and ‘554 patents,” respectively), both entitled "Gaming Device Having a Second Separate Bonusing Event” and both relating to casino gaming systems in which a second game played on an interactive sign is triggered once specific events occur in a first game. On November 2, 2012, MGT Gaming filed a lawsuit (No. 3:12–cv–741) in the United States District Court for the Southern District of Mississippi alleging patent infringement against certain companies which either manufacture, sell or lease gaming systems in violation of MGT Gaming's patent rights, or operate casinos that offer gaming systems in violation of MGT Gaming's ‘088 patent, including WMS Gaming, Inc. – a subsidiary of Scientific Games, Inc. (“WMS”)(NASDAQ: SGMS), Penn National Gaming, Inc. (“Penn”) (NASDAQ GS: PENN), and Aruze Gaming America, Inc. (“Aruze America”). An amended complaint added the '554 patent, a continuation of the ‘088 patent. The allegedly infringing products include at least those identified under the trade names: "Amazon Fishing" and "Paradise Fishing."

On October 23, 2013 the U.S. District Court severed the originally filed action into three separate actions: The Defendants in all three actions filed counterclaims denying infringement and asserting invalidity of both patents–in–suit. MGT Gaming filed appropriate responses, reasserting the validity and infringement of the ‘088 and ‘554 patents.

On November 4, 2013, WMS filed a Petition for Inter Parties Review ("IPR") with the United States Patent and Trademark Office ("PTO"), challenging the’088 patent–in–suit. On April 30, 2014 the Patent Trial and Appeal Board (“PTAB”) instituted the IPR, allowing the IPR to proceed on all claims in suit. The IPR proceeding has subsequently been dismissed by agreement between WMS and MGT Gaming as part of a settlement of all claims between WMS and MGT, including a dismissal of MGT’s court action against WMS.

Aruze Macau, a sister company of Aruze, Aruze America, subsequently filed its own IPR Petition seeking review of the ‘088 patent based on the same prior art cited by WMS in its IPR. Aruze America also filed a Request for Ex Parte Reexamination of that patent and a Petition for IPR of the ‘554 patent, both based on different prior art. Aruze America’s Reexamination Request has been denied by the PTO. Its Petition for IPR remains pending, with MGT’s Preliminary Response due on March 16, 2015.

MGT sought dismissal of Aruze Macau’s IPR Petition based on the grounds that Aruze America, not Aruze Macau, was the real party in interest and/or was in privity with Aruze Macau, and that the Aruze entities delayed more than 12 months after the filing of MGT’s infringement action against Aruze America based on the ‘088 patent and are therefore barred from filing an IPR against that patent. On February 20, 2015, the PTAB denied MGT’s request for dismissal of the Aruze Macau IPR Petition, but granted MGT the right to conduct further discovery on the real party in interest, privity and one year bar issues that it had raised in its dismissal request. MGT is pursuing such discovery and will reassert the one–year bar as well as addressing Aruze Macau’s arguments on the merits. The PTAB held an initial conference call in that proceeding on March 16, 2015, the same day that MGT’s Preliminary Response to Aruze America’s concurrent IPR Petition directed to the ‘554 patent was filed. MGT is seeking denial of that latter Petition on the grounds that Aruze America has not made out a prima facie case of either anticipation or obviousness based on the prior art asserted in that proceeding.

By motions filed on May 12, 2014, Aruze sought a transfer of the Mississippi infringement action to Nevada as well as a stay pending resolution of IPR proceedings before the PTAB. Only the latter motion has been granted and the Mississippi action remains stayed at present.

MGT Studios

MGT Studios is publisher of social games and real money games of skill.

On November 11, 2013, the Company entered into an Agreement and Plan of Reorganization (the “Avcom Agreement”) with MGT Capital Solutions, Inc., a wholly owned subsidiary of the Company, Avcom, Inc. and the stockholders and option holders of Avcom, Inc. (“Avcom”). Pursuant to the Avcom Agreement, the Company acquired 100% of the capital stock of Avcom (Note 4).

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

MGT Interactive

On September 3, 2013, the Company entered into a Contribution and Sale Agreement (the “Contribution Agreement”) by and among the Company, Gioia Systems, and LLC (“Gioia”) and MGT Interactive, LLC whereby MGT Interactive acquired certain assets from Gioia which was the inventor and owner of a proprietary method of card shuffling for the online poker market trademarked under the name Real Deal Poker (Note 4).

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

Note 2. Liquidity and financial condition

The Company has incurred significant operating losses since inception and continues to generate losses from operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $299,163 at December 31, 2014. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through issuances of securities. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that the products or patent monetization strategy will be successful. Furthermore, it is contemplated that any acquisitions may require the Company to raise capital; such capital may not be available on terms acceptable to the Company, if at all.

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

At December 31, 2014, MGT’s cash, cash equivalents and restricted cash were $1,455, including $11 held in MGT Gaming.

For the year ended December 31, 2014, and through April 14, 2015, the Company sold approximately 4,100,000 shares of our Common stock under the ATM Agreement through an “at the market” equity offering program for gross proceeds of approximately $2,949 before related expenses. The proceeds will be used for general corporate purposes, including, but not limited to, commercialization of our products, capital expenditures and working capital. As of April 14, 2015, the Company has approximately $5.6 million remaining under the program, assuming sufficient shares are available to be issued.

Currently the Company anticipates it has sufficient cash on hand, along with the ATM agreement and combined with the anticipated gross margin from DrafDay and the gross margin from the expected launch of its social slot machine game, Slotchamp, to continue operations at least through March 31, 2016.

Note 3. Summary of significant accounting policies

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the SEC.

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

A variable interest entity is defined in Accounting Standards Codification ("ASC") Topic 810 "Consolidation" ("ASC 810") as a legal entity where either (a) the total equity at risk is not sufficient to permit the entity to finance its activities without additional subordinated support; (b) equity interest holders as a group lack either i) the power to direct the activities of the entity that most significantly impact on its economic success, ii) the obligation to absorb the expected losses of the entity, or iii) the right to receive the expected residual returns of the entity; or (c) the voting rights of some investors in the entity are not proportional to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

ASC 810 requires a variable interest entity to be consolidated by its primary beneficiary, being the interest holder, if any, which has both (1) the power to direct the activities of the entity which most significantly impact on the entity's economic performance, and (2) the right to receive benefits or the obligation to absorb losses from the entity which could potentially be significant to the entity.

The Company evaluates its subsidiaries, and any other entities in which it holds a variable interest, in order to determine whether the Company is having the power to direct the activities of the entity and is the primary beneficiary of the entity. The Company consolidated M2P America, a variable interest entity, in which the Company holds minority interest but the Company controls the board and managment of M2P America and is the primary beneficiary of M2P America.

Business combinations

As specified in ASC 805 “Business Combinations.” the Company adheres to the following guidelines: (i) record purchase consideration issued to sellers in a business combination at fair value on the date control is obtained, (ii) determine the fair value of any non–controlling interest, and (iii) allocate the purchase consideration to all tangible and intangible assets acquired and liabilities assumed based on their acquisition date fair values. The Company commences reporting the results from operations on a consolidated basis effective upon the date of acquisition.

Software developed for internal use and for sale

The Company follows ASC 350–40 “Intangibles–Internal Use Software” on accounting for the costs of computer software developed or obtained for internal use. Costs incurred during the preliminary stage are expensed as incurred by the Company. Certain qualifying costs incurred during the application development stage are capitalized as software by the Company. The Company begins capitalization when the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended.

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

The Company concluded that capitalizing such expenditures after completion of a working model was inappropriate because the Company did not incur any material software production costs and therefore expenses were all research and development costs. Our research and development costs are comprised of staff, consultancy and other costs expensed on our products.

Cash, cash equivalents and restricted cash

The Company considers investments with original maturities of three months or less to be cash equivalents. Restricted cash primarily represents cash not available for immediate and general use by the Company.

As of December 31, 2014, our cash balance was $1,455 (2013: $4,642). Of the total cash balance, $652 is covered under the US Federal Depository Insurance Corporation. We invest our cash in short–term deposits with major banks. Cash and cash equivalents consist of cash and temporary investments with original maturities of 90 days or less when purchased.

As of December 31, 2014 restricted cash was $138 (2013: $140), which included $99 (2013: $99) held in escrow relating to the sale of the Company’s portfolio of medical imaging patents pending reclaim of foreign withholding tax. Proceeds from the patent sale were placed into escrow prior to receipt by the Company pursuant to an escrow agreement between the Company and Munich Innovations GmbH (Note5). The escrow agent distributed the escrow deposit in accordance with and subject to any deductions specified in the patent sale agreement. The remaining $39 of restricted cash supports a letter of credit, in lieu of a rental deposit, for our Harrison, NY office lease.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight–line method on the various asset classes over their estimated useful lives, which range from two to five years.

Intangible assets

Intangible assets consist of patents, trademarks, domain names, software and customer lists. Estimates of future cash flows and timing of events for evaluating long–lived assets for impairment are based upon management’s judgment. If any of our intangible or long–lived assets are considered to be impaired, the amount of impairment to be recognized is the excess of the carrying amount of the assets over its fair value. Applicable long–lived assets are amortized or depreciated over the shorter of their estimated useful lives, the estimated period that the assets will generate revenue, or the statutory or contractual term in the case of patents. Estimates of useful lives and periods of expected revenue generation are reviewed periodically for appropriateness and are based upon management’s judgment.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. The Company is required to perform impairment reviews at each of its reporting units annually and more frequently in certain circumstances. The Company performs the annual assessment on December 31.

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

Virtual currency accrual

Users of the Company’s website maintain virtual currency balances which are accumulated as users participate in the Company’s online games. The amounts may become payable in cash by the Company once the user’s virtual currency balance exceeds a certain minimum threshold; a virtual currency balance of $0.01 or $0.02 based upon initial date of enrollment on the site. User accounts expire after six months of inactivity. The Company records an accrual for potential virtual currency payouts at the end of each reporting period based on historical payout experience and current virtual currency balances. At December 31, 2014, and 2013, the Company recorded a liability of $10 and $10, respectively, relating to potential future virtual currency payouts.

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

Multiple–element arrangements - For our multiple–element arrangements, deliverables are separated into more than one unit of accounting when (i) the delivered element(s) have value to the customer on a stand–alone basis, and (ii) delivery of the undelivered element(s) is probable and substantially in our control.

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

•	Maintenance – Revenue from maintenance and support arrangements is deferred and recognized ratably over the term of the maintenance and support arrangements.

•	Hardware –Revenue is recognized as orders are satisfied and delivered by our supplier.

•	Services–consulting – Consulting revenue is earned over the period in which the Company provides the related services. The Company recognizes consulting revenue as it meets the terms of the underlying contract on the terms of the agreement.

•	Gaming fees – Revenue represents income earned as entry fees for a daily fantasy sports contest and is presented net of any bonus points applied by customers. Once a contest concludes, the Company recognizes the income earned as revenue.

•	Advertising –Revenue is recognized as advertisements are delivered, an executed contract exists, the price is fixed or determinable and collectability has been reasonably assured. Delivery generally occurs when the advertisement has been displayed or the offer has been completed by the user.

Advertising costs

The Company expenses advertising costs as incurred. During the years ended December 31, 2014 and 2013, respectively, the Company expensed $199 and $70 in advertising costs.

Equity–based compensation

The Company recognizes compensation expense for all equity–based payments in accordance with ASC 718 “Compensation – Stock Compensation". Under fair value recognition provisions, the Company recognizes equity–based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

Restricted stock awards are granted at the discretion of the Company. These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically over an eighteen month period (vesting on a straight–line basis). The fair value of a stock award is equal to the fair market value of a share of Company stock on the grant date.

The fair value of option award is estimated on the date of grant using the Black–Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions are the expected stock volatility, the risk–free interest rate, the option’s expected life, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility is calculated based on the historical volatility of our Common stock over the expected option life and other appropriate factors. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on our Common stock and does not intend to pay dividends on our Common stock in the foreseeable future. The expected forfeiture rate is estimated based on historical experience.

Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, our equity–based compensation could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the equity–based compensation could be significantly different from what the Company has recorded in the current period.

The Company accounts for share–based payments granted to non–employees in accordance with ASC 505-40, “Equity Based Payments to Non–Employees”. The Company determines the fair value of the stock–based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete. The fair value of the equity instruments is re-measured each reporting period over the requisite service period.

Income taxes

The Company applies the elements of ASC 740–10 “Income Taxes — Overall” regarding accounting for uncertainty in income taxes. This clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2014, the Company did not have any unrecognized tax benefits. The Company does not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Consolidated Statements of Operations. There was no interest and penalties for the years ended December 31, 2014 and 2013. Tax years beginning in 2011 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

Our effective tax rate for years 2014, and 2013, was 0% and 0%, respectively. The difference in the Company’s effective tax rate from the Federal statutory rate is primarily due to a 100% valuation allowance provided for all deferred tax assets.

Loss per share

Basic loss per share is calculated by dividing net loss applicable to Common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the net earnings attributable to Common stockholders by the sum of the weighted average number of common shares outstanding plus potential dilutive common shares outstanding during the period. Potential dilutive securities, comprised of the convertible Preferred stock, unvested restricted shares and warrants, are not reflected in diluted net loss per share because such shares are anti–dilutive.

The computation of diluted loss per share for the year ended December 31, 2014, excludes 9,993 (2013: 9,413) shares in connection to the convertible Preferred stock, 1,020,825 (2013: 920,825) warrants and 110,000 (2013:52,677) unvested restricted shares, as they are anti–dilutive due to the Company’s net loss.

Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group in deciding how to allocate resources and in assessing performance. Our chief operating decision–making group is composed of the chief executive officer and chief financial officer. We operate in four operational segments, Medicsight Software/Devices, Medicsight Services, Gaming and Intellectual Property. MGT Gaming is now referred to as Intellectual Property. Gaming is a new segment, created in fiscal 2013. Certain corporate expenses are not allocated to segments.

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

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014–09, Revenue from Contracts with Customers. Amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry–specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605–35, Revenue Recognition—Construction–Type and Production–Type Contracts, and create new Subtopic 340–40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2011–230—Revenue Recognition (Topic 605) and Proposed Accounting Standards Update 2011–250—Revenue Recognition (Topic 605): Codification Amendments, both of which have been deleted. Accounting Standards Update 2014–09. The amendments in this Update are effective for the Company for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the effects of ASU 2014–09 on the consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update 2014–12, Compensation – Stock Compensation (Topic 718), which clarifies accounting for share–based payments for which the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The updated guidance clarifies that such a term should be treated as a performance condition that affects vesting. As such, the performance target should not be reflected in estimating the grant–date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The guidance will be effective for the annual periods (and interim periods therein) ending after December 15, 2015. Early application is permitted. The Company is currently evaluating the effects of ASU 2014–12 on the consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements- Going Concern.  The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued.  This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-300—Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption, which has been deleted. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the consolidated financial statements.

In November 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014–16, Derivatives and Hedging. For hybrid financial instruments issued in the form of a share, Topic 815 requires an entity to determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of relevant facts and circumstances. Certain classes of shares include features that entitle the holders to preferences and rights (such as conversion rights, redemption rights, voting powers, and liquidation and dividend payment preferences) over the other stockholders. Shares that include embedded derivative features are referred to as hybrid financial instruments, which must be separated from the host contract and accounted for as a derivative if certain criteria are met under Subtopic 815–10. One criterion requires evaluating whether the nature of the host contract is more akin to debt or to equity and whether the economic characteristics and risks of the embedded derivative feature are “clearly and closely related” to the host contract. In making that evaluation, an issuer or investor may consider all terms and features in a hybrid financial instrument including the embedded derivative feature that is being evaluated for separate accounting or may consider all terms and features in the hybrid financial instrument except for the embedded derivative feature that is being evaluated for separate accounting. The use of different methods can result in different accounting outcomes for economically similar hybrid financial instruments. Additionally, there is diversity in practice with respect to the consideration of redemption features in relation to other features when determining whether the nature of a host contract is more akin to debt or to equity. The amendments apply to all reporting entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF–13G—Derivatives and Hedging—Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (Topic 815), which has been deleted. This update is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted. The Company is currently evaluating the effects of ASU 2014–16 on the consolidated financial statements.

In November 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014–Business Combinations (Topic 805): Pushdown Accounting. The amendments in ASU 2014-17 provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. The amendments in ASU 2014-17 are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The Company is currently evaluating the effects of ASU 2014–17 on the consolidated financial statements.

Note 4. Asset purchases and acquisitions of businesses

DraftDay

On April 7, 2014, the Company closed on an Asset Purchase Agreement (“Agreement”) with CardRunners Gaming, Inc. to acquire business assets and intellectual property related to DraftDay.com for cash consideration of $600 and stock consideration of $190, consisting of 95,166 shares of Company’s Common stock at $2.00 per share (valued on the date of close). The Company determined the acquisition constitutes a business in accordance with the guidance of ASC 805 “Business Combinations.”

The following table summarizes the fair values of the net assets/liabilities assumed and the allocation of the aggregate fair value of the purchase consideration to assumed identifiable intangible assets:

Cash	$600
Common stock – 95,166 shares at $2.00 per share	190
Total purchase price	$790

Cash	$547
Customer list	51
Domains	64
Website	675
Player deposit liability	(547)
Total purchase price allocation	$790

Digital Angel

On May 2, 2013, the Company purchased certain mobile game application assets from Digital Angel Corporation. The purchase price consisted of a cash payment in the amount of $136 and 50,000 restricted shares of the Company’s Common stock with an aggregate fair value of $203 as of the date this transaction was completed. The Company determined the acquisition constitutes a purchase of assets in accordance with the guidance of ASC 805 “Business Combinations.”

The following table summarizes the Company’s allocation of the purchase price to the separable components of the mobile applications based on their relative fair values at the date the purchase was completed:

Purchase price allocation:
Software and hardware	$28
Trademark	6
Intangible assets – mobile gaming application	305
Net assets acquired	$339

FanTD

On May 20, 2013, the Company acquired 63% of the outstanding membership interests of FanTD in exchange for an aggregate purchase of $3,220 consisting of 600,000 shares of MGT Common stock at a fair value of $5.03 per share for a total of $3,018 and a cash payment of $202. The fair value of the 37% non–controlling interest retained by the sellers in this transaction amounted to $1,882. The Company determined the acquisition constitutes a business acquisition in accordance with the guidance of ASC 805 “Business Combinations.”

 The following tables summarizes the fair values of the net assets/liabilities assumed and the allocation of the aggregate fair value of the purchase consideration, non–controlling interest and net liabilities to assumed identifiable and unidentifiable intangible assets:

Purchase consideration:
Common stock (600,000 shares at the transaction date fair value of $5.03 per share)	$3,018
Cash	202
Aggregate purchase consideration	3,220
Fair value of non–controlling interest	1,882
Aggregate fair value of enterprise	5,102

Purchase price allocation:
Net liabilities assumed	(69)
Property and equipment	4
(65)
Aggregate fair value of purchase consideration, non–controlling interest and net liabilities assumed allocated to intangible assets as follows:
Developed software	186
Customer list	33
Goodwill; the excess consideration over the fair value of allocated assets is recorded as goodwill	4,948
Total purchase price allocation	$5,102

Revenue and net loss from the acquisition date through December 31, 2013, was $217 and $1,224, respectively.

Fantasy Sports Live

On June 25, 2013, MGT Sports acquired Fantasy Sports Live, which was effectively a customer list associated with a specific gaming application for $30 in cash and the assumption of a $46 customer deposit liability. The Company determined the acquisition constitutes a purchase of assets in accordance with the guidance of ASC 805 “Business Combinations.”

Daily Joust

On July 23, 2013, MGT Sports acquired certain assets from Daily Joust, Inc. The purchase price consisted of a cash payment of $50 for $136 in customer deposits and assumption of a $136 customer liability. The Company determined the acquisition constitutes a purchase of assets in accordance with the guidance of ASC 805 “Business Combinations.”

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

Simultaneously with the entry into the Contribution Agreement, the Company and Gioia entered into a Limited Liability Company Agreement which served as the operating agreement for MGT Interactive, and a consulting agreement (the “Gioia Agreement”) with Gioia to provide services to the Company primarily related to obtaining GLI Certification. The Gioia Agreement terminated on January 31, 2014 or the date on which GLI Certification is obtained. In the event that GLI Certification is obtained prior to January 31, 2013, the Consulting Agreement shall be extended for an additional year. Pursuant to the Consulting Agreement, Gioia will receive a monthly consulting fee of $10 of which $5 is paid in cash per month and $5 is deferred until GLI certification is obtained. The Company expensed $179 for Fiscal 2013. Testing concluded on January 29, 2014, and GLI reported random behavior suitable for the applications that were analyzed. The Company is discussing with GLI the final steps to certification MGT filed for an application for a New Jersey Casino Services Industry Enterprise License with the New Jersey Department of Gaming, as required, to offer internet gambling services. Although obtaining the license is beyond the Company’s control, the Company hopes to obtain the license sometime in 2015.

Avcom

On November 26, 2013, the Company closed on an Agreement and Plan of Reorganization (the “Agreement”) with MGT Capital Solutions, Inc., a wholly owned subsidiary of the Company, Avcom, Inc. and the stockholders and option holders of Avcom, Inc. (“Avcom”). Pursuant to the Agreement, the Company acquired 100% of the capital stock of Avcom. In consideration, the Preferred stockholders of Avcom received $550 in value of the Company’s Common stock and the Common stockholders and option holders of Avcom will receive an aggregate of $1,000 in value of the Company’s Common stock. The value of the Company’s Common stock is based on the volume weighted average closing price for the 20 trading days prior to signing the Avcom Agreement. The acquisition contemplated by the Avcom Agreement closed on November 26, 2013. The Company determined the acquisition constitutes a business acquisition in accordance with the guidance of ASC 805 “Business Combinations.”

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

The following tables summarizes the fair values of the net liabilities assumed and the allocation of the aggregate fair value of the purchase consideration to assumed identifiable and unidentifiable intangible assets:

Purchase consideration:
Cash consideration	$10
Stock consideration (491,035 shares at $3.16 closing price)	1,552
Total purchase consideration	$1,562

Purchase price allocation:
Current assets and liabilities	$(6)
Equipment	7
Intangible assets – Patent applications	15
Intangible assets – Website	50
Goodwill; the excess consideration over the fair value of allocated assets is recorded as goodwill	1,496
Total purchase price allocation	$1,562

In connection with the Agreement, the Company entered into two executive employments agreements. Each executive agreement has a term of two years. Each executive will receive a deferred signing bonus equal to $75 and a base salary of $190 per year. The deferred signing bonus is payable once the Company generates cash revenues in excess of $200 from its product, SlotChamp, net of app store fees. As of December 31, 2014, the Company has not recognized any expense related the deferred signing bonuses as the SlotChamp game has not launched.

Revenue and net loss from the acquisition date through December 31, 2013, was $3 and $22, respectively.

Pro–forma results

The following tables summarize, on an unaudited pro–forma basis, the results of operations of the Company as though the acquisitions of Avcom, FanTD and DraftDay had occurred as of January 1, 2013. The pro–forma amounts give effect to appropriate adjustments of amortization of intangible assets and interest expense associated with the financing of the acquisition. The pro–forma amounts presented are not necessarily indicative of the actual results of operations had the acquisition transaction occurred as of January 1, 2013.

Year ended December 31, 2014	MGT	DraftDay	Pro–forma total
Revenues	$1,056	$192	$1,248
Net loss	(5,330)	(240)	5,570
Loss per share of Common stock	(0.56)	–	(0.56)
Basic and diluted	9,493,057	–	9,493,057

Year ended December 31, 2013	MGT	FanTD	Avcom	DraftDay	Pro–forma total
Revenues	$396	$62	$110	$1,190	$1,758
Net loss	(10,202)	(336)	125	(1,007)	(11,420)
Loss per share of Common stock	(1.84)	–	–	–	(1.84)
Basic and diluted	5,590,620	–	–	–	5,590,620

Note 5. Goodwill and intangible assets

Goodwill represents the difference between purchase cost and the fair value of net assets acquired in business acquisitions. Indefinite lived intangible assets, representing trademarks and trade names, are not amortized unless their useful life is determined to be finite. Long–lived intangible assets are subject to amortization using the straight–line method. Goodwill and indefinite lived intangible assets are tested for impairment annually as of December 31, 2014, and more often if a triggering event occurs, by comparing the fair value of each reporting unit to its carrying value. The Company performed this impairment test and concluded that impairment did not exist as of December 31, 2014 and 2013.

Goodwill
Balance, December 31, 2012	$–
Additions (Note 4)	6,444
Balance, December 31, 2013	6,444
Additions	–
Balance, December 31, 2014	$6,444

The Company’s intangibles assets consisted of the following:

	Estimated remaining useful	As of December 31,
	life	2014	2013
Intellectual property	6 years	$2,230	$2,468
Software and website development	2 years	951	275
Customer lists	3 years	210	159
Trademarks	2 years	5	7
Less: Accumulated amortization		(979)	(486)
Intangible assets, net		$2,417	$2,423

For the year ended December 31, 2014, the Company recorded amortization expense of $661 (2013: $368). In addition the Company impaired $135 related to the Digital Angel intangible assets in 2014.

The following table outlines estimated future annual amortization expense for the next five years and thereafter:

	Intellectual property	Software and website development	Customer lists	Trademarks	Total
2015	$283	$316	$42	$3	$644
2016	283	317	42	2	644
2017	283	–	42	–	325
2018	283	–	2	–	285
2019	283	–	–	–	283
Thereafter	236	–	–	–	236
Balance, December 31, 2014	$1,651	$633	$128	$5	$2,417

 MGT Gaming

On May 11, 2012, the Company entered into a Contribution and Sale Agreement (the “Sale Agreement”) with J&S Gaming, Inc. (“J&S”), and MGT Gaming for the acquisition of U.S. Patent #7,892,088, entitled “Gaming Device Having a Second Separate Bonusing Event” (“the Patent”). Pursuant to the Sale Agreement, (i) J&S sold certain patents to MGT Gaming in exchange for 1,000 shares (constituting 100% ownership) of MGT Gaming Common stock, par value $0.001; (ii) the Company purchased from J&S 550 MGT Gaming Shares constituting 55% ownership in exchange for $200 cash and a four (4) year warrant to purchase 350,000 shares of the Company’s Common stock at an exercise price of $4.00 per share, subject to certain anti–dilution provisions (the “Warrants”). The Patent was recorded at its estimated fair value of $1,913 at the date of closing. Due to certain anti–dilution provisions, the J&S Warrants was recorded as a liability, and consequently “marked–to–market” to the fair value at the end of each reporting period. On May 20, 2013, the Company modified the J&S Warrant granted to eliminate the anti–dilution provision therein. The Company paid J&S Gaming $25 in cash as consideration for the modification.

On May 20, 2013, the Company had 403,029 warrants outstanding with a fair value of $1,164 carried as a derivative liability. The modification agreement allowed the Company to reclassify the $1,164 from a derivative liability into stockholders’ equity. In Fiscal 2013, the Company recognized $363 of mark–to–market loss associated with this agreement.

Medicsight

On June 30, 2013, MGT closed the sale of its portfolio of medical imaging patents to Samsung Electronics Co, Ltd. (“Samsung”). The Company had no prior relationship with Samsung. Gross proceeds of $1,500 was reduced by a broker commission of $501 paid to Munich Innovation Group GmbH, foreign withholding tax of $248 and an escrow agent fee of $1 . The seller deposited $750 of proceeds into a restricted cash account upon the completion of the sale of which $651 was released to the Company on July 3, 2013. The remaining $99 is retained escrow pending reclaim of the foreign withholding tax.

Note 6. Property and equipment

Property and equipment consisted of the following:

	December 31,
	2014	2013
Computer hardware and software	$193	$152
Furniture and fixtures	12	12
	205	164
Less: Accumulated depreciation	(162)	(119)
Total	$43	$45

The Company recorded depreciation expense of $43 and $31 for the years ended December 31, 2014 and 2013, respectively.

Note 7. Accrued expenses

	December 31,
	2014	2013
Professional fees	$100	$66
Non–executive directors’ fees	56	23
Other	24	5
Total	$180	$94

Note 8. Series A Convertible Preferred stock

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

For the year ending December 31, 2014, no Preferred shares were converted into shares of the Company’s Common stock. During the year ending December 31, 2013, 1,406,747 of Preferred stock were converted into 1,406,747 shares of Common stock.

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

For the years ended December 31, 2014, and 2013, respectively, the Company issued 580 and 21,394 Dividend Shares, in connection with the Preferred stock dividend. The Dividend shares are valued at the $0.001 Preferred stock par value.

Liquidation preference

Upon the liquidation, dissolution or winding up of the business of the Corporation, whether voluntary or involuntary, each holder of Preferred stock shall be entitled to receive, for each share thereof, a preferential amount in cash equal to (and not more than) the Stated Value (the “Liquidation Amount”) plus all accrued and unpaid dividends. As of December 31, 2014 and 2013, the liquidation preference value of the outstanding redeemable series A preferred stock is not material.

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

On April 26, 2013, the Company made an offer to the holders of the Company’s $3.85 Common stock Purchase Warrants issued on October 29, 2012 (the “Warrants”), providing if such holders exercised one Warrant, they would have the right to exchange up to two additional Warrants for 5/8ths per share of Common stock per Warrant exchanged. The results of the offer were that holders of 715,742 Warrants elected to exercise their Warrants. The Warrants had a fair value of $1,680 carried as a derivative liability on the exercise date. The Warrants were fair valued based upon the following Black Scholes Model (“BSM”): risk free rate 0.68% – 0.85%; expected term five (4.44) years; annual volatility 75%; exercise price $3.85, market value of $3.90 – $4.27 per share. The exercise of the Warrants allowed the Company to reclassify $1,680 from derivative liability into stockholders’ equity. During the year ended December 31, 2013, the Company recognized $30 mark–to–market loss associated to this agreement.

On May 20, 2013, the Company entered into Warrant Waiver Agreements with four holders of Warrants who collectively held more than 60% of the Warrants, which per the original Warrants, triggers the modification of all Warrants in the series. The modification addresses the ability of warrant holders to redeem the Warrants for cash in a “Fundamental Transaction” as defined in the Warrant to provide that the Warrant holders do not have the right to redeem the Warrants for cash in any Fundamental Transaction that is not approved by the Company’s Board of Directors or that occurs in a transaction or as a result of an event that was not in the Company’s sole control. The modification changes the accounting treatment of the Warrants. The Company committed to issue an aggregate of 162,460 shares of its Common stock in consideration for the modification. On September 27, 2013, at MGT’s Annual Meeting of Stockholders, stockholders approved a resolution for the issuance of up to 162,460 shares of Common stock (the “Modification Shares”) in consideration for the modification of certain provisions contained in an aggregate of 2,044,982 warrants which modifications allowed the Company to treat such warrants as equity rather than as a derivative liability.  The shares were subsequently issued on October 8, 2013. The stock was valued at $598 using the closing market price on September 27, 2013. On May 20, 2013, the Company had 2,044,982 warrants outstanding with a fair value of $6,525 carried as a derivative liability. The warrants were fair valued based upon the following Black Scholes Model (“BSM”): risk free rate 0.850%; expected term five (4.44) years; annual volatility 75%; exercise price $3.85, market value of $5.03 per share. The modification agreement allowed the Company to reclassify the $6,525 from derivative liability into stockholders’ equity. For the year ended December 31, 2013, the Company recognized $1,811 mark–to–market loss, respectively, associated with this agreement.

Cash maintenance

Under the cash maintenance provision the Company had to maintain a cash balance of at least $2,000 as long as at least 345,092 shares of Preferred stock remains outstanding. With fewer than 345,012 shares of Preferred stock outstanding, the Company is no longer subject to the Cash Maintenance provision of the Purchase Agreement under which the Preferred stock was originally sold in October 2012.

Note 9. Stock incentive plan and stock–based compensation

Stock incentive plan

The Company’s board of directors established the 2012 Stock Incentive Plan (the “Plan”) on April 15, 2012, and the Company’s stockholders ratified the Plan at the annual meeting of the Company’s stockholders on May 30, 2012. The Company has 415,000 shares of Common stock that are reserved to grant Options, Stock Awards and Performance Shares (collectively the “Awards”) to “Participants” under the Plan. The Plan is administered by the board of directors or the Compensation Committee of the board of directors, which determines the individuals to whom awards shall be granted as well as the type, terms and conditions of each award, the option price and the duration of each award.

At the annual meeting of the stockholders of MGT held on September 27, 2013, stockholders approved an amendment to the Plan (the “Amended and Restated Plan”) to increase the amount of shares of Common stock that may be issued under the Amended and Restated Plan to 1,335,000 shares from 415,000 shares, an increase of 920,000 shares and to add a reload feature.

Options granted under the Plan vest as determined by the Company’s Compensation and Nominations Committee and expire over varying terms, but not more than seven years from date of grant. In the case of an Incentive Stock Option that is granted to a 10% shareholder on the date of grant, such Option shall not be exercisable after the expiration of five years from the date of grant. No option grants were issued during the years ended December 31, 2014 and 2013.

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

On January 8, 2014, January 16, 2014, and March 26, 2014, a total of 46,000 restricted shares were granted and issued to certain employees with an aggregate fair value of $91. The restricted shares vest one–third each six months from the date of issue.

On April 15, 2014, 39,000 restricted shares were granted and issued to certain employees, with an aggregate fair value of $77. The restricted shares vest one–third each six months from the date of issue.

On July 1, 2014, and August 15, 2014, a total of 62,000 restricted shares were granted and issued to certain employees, with an aggregate fair value of $57. The restricted shares vest one–half each six months from the date of issue.

For the year ended December 31, 2014 the Company has recorded $290 (2013: $1,357) in employee and director stock–based compensation expense, which is a component of selling, general and administrative expense in the Consolidation Statement of Operations

For the years ended December 31, 2014 and 2013, no stock–based compensation expense was allocated to non–controlling interest.

A summary of the Company’s employee’s restricted stock as of December 31, 2014 and 2013 is presented below:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2013	314,667	$5.20
Granted	6,000	3.68
Vested	(264,000)	4.56
Forfeited	(4,000)	4.62
Non–vested at December 31, 2013	52,667	4.56
Granted	147,000	1.72
Vested	(77,000)	3.77
Forfeited	(12,667)	3.68
Non–vested at December 31, 2014	110,000	$1.42

On January 28, 2015, 30,000 restricted shares were granted and issued to a certain employee with an aggregated fair value of $16. The shares vest one–third every six month from the date of issue.

On January 28, 2015, 25,000 restricted shares were granted and issued to a certain employee with an aggregated fair value of $13. 10,000 vested on January 30, 2015, the remaining shares vest one–half on April 16 and October 16, 2015, respectively.

Unrecognized compensation cost

As of December 31, 2014 and 2013, unrecognized compensation costs related to non–vested share–based compensation arrangements was $101 and $187, respectively. That cost is expected to be recognized over a weighted average period of 0.66 years.

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

On November 12, 2013, the Company entered into a consulting agreement for investor relations media services for a period of three months. In consideration for the services, the Company was scheduled to pay $20 upon execution of the agreement and $25, each 30 and 60 days subsequent to the date of the agreement; and 10,000 shares each of the Company’s Common stock upon execution of the agreement and 10,000 shares each of the Company’s Common stock on 30 and 60 days from the date of the agreement, respectively. The Company expensed $57 associated to the issuance of 20,000 shares based on the closing market price on November 12, 2013 and December 12, 2013. The agreement was cancelled January 3, 2014.

In addition to the above, the Company also issued 270,000 shares of the Company’s Common stock to non–employees. The shares were valued at $1,011, the Company recorded $911 of expense and $100 of cash proceeds related to the issuance.

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

For the year ending December 31, 2014 a total of 72,699 shares were granted and issued to certain consultants for services rendered. The stock was recorded using the closing market value of $54 on respective dates of issuance.

For the year ended December 31, 2014 the Company has recorded $159 (2013: $1,709) in non–employee stock–based compensation expense, which is a component of selling, general and administrative expense in the Consolidation Statement of Operations.

For the years ended December 31, 2014 and 2013, no non-employee stock-based compensation expense was allocated to non–controlling interest.

Subsequent to December 31, 2014 and through the date of filing the Annual Report on Form 10–K, the Company granted and issued a total of 103,607 shares to non-employees for services rendered. The shares were recorded at $62 using the closing market value on respective dates of issuance.

Warrants

The following table summarizes information about warrants outstanding at December 31, 2014:

	Number of warrants	Weighted average exercise price
Warrants outstanding at January 1, 2013	4,038,753	$3.68
Issued	–	–
Exercised	(3,117,928)	3.75
Expired	–	–
Warrants outstanding at December 31, 2013	920,825	$3.44
Issued	100,000	3.75
Exercised	–	–
Expired	–	–
Warrants outstanding at December 31, 2014	1,020,825	$3.47

For the years ended December 31, 2014 and 2013, all issued warrants are exercisable and expire through 2018.

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

Note 10. Non–controlling interest

The Company has the following non–controlling interest:

	MGT Gaming	FanTD	MGT Interactive	M2P Americas	Total
Non–controlling interest at January 1, 2013	768	–	–	–	768
Fair value of non-controlling interest of FanTD (Note 4)		1,882			1,882
Investment in MGT Interactive			191		191
Non–controlling share of net losses	(183)	(451)	(95)	(5)	(734)
Non–controlling interest at December 31, 2013	$585	$1,431	$96	$(5)	$2,107
Acquisition of non–controlling interest in FanTD		(1,230)			(1,230)
Non–controlling share of losses	(215)	(201)	(4)	(15)	(435)
Non–controlling interest at December 31, 2014	$370	$–	$92	$(20)	$442

FanTD

On February 10, 2014, the Company and MGT Sports entered into a Separation Agreement and Release (“Separation Agreement”) with an employee and original founder of FanTD (the “Founder”). As part of the agreement the Company entered into an Exchange Agreement which provided for the transfer of approximately 5% interest in FanTD, in exchange for 52,500 shares of the Company’s Common stock. The exchange was subject to the NYSE MKT’s approval of the listing of the additional shares, which was obtained on April 4, 2014. At the date of approval, the stock was valued at $103 or $1.96 per share. As a result of this transaction $266 was transferred out of the non–controlling interest into stockholders’ equity.

On September 9, 2014 the Company acquired approximately 16% interest in FanTD for cash consideration of $7, as a result $885 was transferred out of the non–controlling interest into stockholders’ equity.

On December 31, 2014 the Company acquired approximately 16% interest in FanTD, which represented the remaining non–controlling interest, for cash consideration of $4, resulting in a transfer of $79 out of the non–controlling interest into stockholders’ equity.

Note 11. Operating leases and commitments

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

The total lease rental expense was $113 and $145 for the years ended December 31, 2014 and 2013, respectively.

Total future minimum payments required under operating leases in both 2015 and the aggregate are $60.

Commitments

STATS licensing agreement

On May 1, 2014, the Company entered into a licensing agreement with STATS LLC (“STATS”) effective February 1, 2014. In exchange for the right and license to both use certain of STATS’ proprietary information for use with daily and seasonal games and to power the scoring with the Company’s fantasy sports games on the Company’s websites, the Company has agreed to pay the following monthly license fees of $11 per month for February–March 2014, $26 per month for April-June 2014 and $20 per month July-October 2014 and $18 per–month thereafter through expiration of the agreement on December 31, 2015. The Company expensed $186 for the year ended December 31, 2014.

Note 12. Income taxes

Significant components of deferred tax assets were as follows as of December 31:

	2014	2013
U.S. federal tax loss carry–forward	$10,779	$8,511
U.S. State tax loss carry–forward	1,498	653
U.S. federal capital loss carry–forward	188	706
U.S. foreign tax credit carry–forward	-	248
Equity–based compensation, fixed assets and other	1,598	1,446
Total deferred tax assets	14,063	11,564
Less: valuation allowance	(14,063)	(11,564)
Net deferred tax asset	$–	$–

As of December 31, 2014, the Company had the following tax attributes:

	Amount	Begins to expire
U.S. federal net operating loss carry–forwards	$34,572	Fiscal 2023
U.S. State net operating loss carry–forwards	18,052	Fiscal 2031
U.S. federal capital loss carry–forwards	553	Fiscal 2015

As it is not more likely than not that the resulting deferred tax benefits will be realized, a full valuation allowance has been recognized for such deferred tax assets. For the year ended December 31, 2014, the valuation allowance increased by $2,501. Federal and state laws impose substantial restrictions on the utilization of tax attributes in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. Currently, the Company does not expect the utilization of tax attributes in the near term to be materially affected as no significant limitations are expected to be placed on these tax attributes as a result of previous ownership changes. If an ownership change is deemed to have occurred as a result of equity ownership changes or offerings, potential near term utilization of these assets could be reduced.

The provision for/(benefit from) income tax differs from the amount computed by applying the statutory federal income tax rate to income before the provision for/(benefit from) income taxes. The sources and tax effects of the differences are as follows for the years ended December 31:

	2014	2013
Expected Federal Tax	(34.00)%	(34.00)%
State Tax (Net of Federal Benefit)	(5.48)	(6.63)
Permanent differences	0.12	1.98
Loss of NOL benefit of closed foreign entity	—	142.44
Write-off of deferred tax asset	4.29	—
Adjustments to deferred tax balances	(8.34)	—
Foreign tax credit	—	(1.60)
Other	0.05	1.78
Change in valuation allowance	43.36	103.98
Effective rate of income tax	0%	0%

The Company files income tax returns in the U.S. federal jurisdiction, New York State, New Jersey and California jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non–U.S. income tax examinations by tax authorities for years before 2011.

Note 13. Segment reporting

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 2). We evaluate performance of our operating segments based on revenue and operating (loss). Segment information as of December 31, 2014, and December 31, 2013, are as follows:

	Medicsight
	Software/Devices	Services	Intellectual property	Gaming	Unallocated corporate/other	Total
Year ended December 31, 2014
Revenue from external customers	$85	$–	$–	$971	$–	$1,056
Cost of revenue	–	–	–	(610)	–	(610)
Gross margin	85	–	–	361	–	446
Operating profit/(loss)	85	–	(487)	(2,988)	(2,239)	(5,629)

Year ended December 31, 2013
Revenue from external customers	$78	$97	$–	$221	$–	$396
Cost of revenue	–	(63)	–	(496)	–	(559)
Gross margin	78	34	–	(275)	–	(163)
Operating profit/(loss)	63	27	(1,195)	(1,440)	(6,967)	(9,512)

December 31, 2014
Cash and cash equivalents (excludes $138 of restricted cash)	$–	$–	$11	$820	$624	$1,455
Property and equipment	–	–	–	38	5	43
Intangible assets	–	–	1,386	1,030	1	2,417
Goodwill	–	–	–	6,444	–	6,444
Additions:
Property and equipment	–	–	–	41	–	41
Intangible assets	–	–	–	790	–	790
Goodwill	–	–	–	–	–	–
December 31, 2013
Cash and cash equivalents (excludes $140 of restricted cash)	$–	$–	$6	$338	$4,298	$4,642
Property and equipment	–	–	–	28	17	45
Intangible assets	–	–	2,007	416	–	2,423
Goodwill	–	–	–	6,444	–	6,444
Additions:
Property and equipment	–	–	–	42	9	51
Intangible assets	–	–	–	1,002	–	1,002
Goodwill	–	–	–	6,444	–	6,444

Note 14. Related party transactions

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

Note 15. Fair value of financial instruments

U.S GAAP establishes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, accrued dividends and unearned convention revenue approximate their fair value because of the short maturity of those instruments. The Company’s convertible Preferred stock and warrants approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2014, and 2013.

The Company measures the fair value of the derivative liabilities and revalues its derivative warrant liability at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive income (loss) that are attributable to the change in the fair value of the derivative warrant liability.

At December 31, 2014, and 2013, the Company has no derivative conversion feature and warrant liabilities.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ending December 31, 2013:

	Fair value measurement using level 3 inputs
	Derivatives	Total
Balance January 1, 2013	$7,166	$7,166
Total (gains) or losses (realized/unrealized) included in consolidated statements of operations	2,204	2,204
Purchases, issuances and settlements	–	–
Reclassification of derivative liabilities to equity upon modification of terms (Note 8)	(9,370)	(9,370
Balance, December 31, 2013	$–	$–

Note 15. Subsequent Events

The Company has evaluated events that occurred subsequent to December 31, 2014, and through the date of the consolidated financial statements were issued.

On February 26, 2015, MGT purchased a promissory note (the "Promissory Note") in the principal amount of $250 bearing interest at the rate of five percent (5%) per annum from Tera Group, Inc. ("Tera"), owner of TeraExchange, LLC, a Swap Execution Facility regulated by the U.S. Commodity Futures Trading Commission. The aggregate unpaid principal balance and all accrued and unpaid interest are due and payable upon demand at any time after August 15, 2015.

