Form 10-Q
period 2015-03-31
MGT CAPITAL INVESTMENTS INC
filed 2015-05-15
CIK 1001601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 001–32698

MGT CAPITAL INVESTMENTS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13–4148725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Mamaroneck Avenue, Suite 204,
Harrison, NY 10528

(Address of principal executive offices)

(914) 630–7431

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No☒

As of May 14, 2015, the registrant had outstanding 14,042,246 shares of common stock, $0.001 par value.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per–share amounts)

	March 31,	December 31,
	2015
	(Unaudited)	2014
Assets:
Current assets:
Cash and cash equivalents	$1,380	$1,455
Accounts receivable	5	5
Prepaid expenses and other current assets	155	172
Note receivable	251	–
Total current assets	1,791	1,632

Non–current assets:
Restricted cash	39	138
Property and equipment, net	33	43
Intangible assets, net	2,267	2,417
Goodwill	6,444	6,444
Other non–current assets	–	2
Total assets	$10,574	$10,676

Liabilities:
Current liabilities:
Accounts payable	$404	$245
Accrued expenses	312	180
Player deposit liability	773	952
Other payables	3	2
Total current liabilities	1,492	1,379

Total liabilities	1,492	1,379

Commitments and contingencies:
Redeemable convertible preferred stock – Temporary equity:
Preferred stock, series A convertible preferred, $0.001 par value; 1,416,160 and 1,416,160 shares authorized at March 31, 2015, and December 31, 2014, respectively; 10,143 and 9,993 shares issued and outstanding at March 31, 2015, and December 31, 2014, respectively	–	–
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 8,583,840 and 8,583,840 shares authorized at March 31, 2015, and December 31, 2014, respectively. No shares issued and outstanding	–	–
Common Stock, $0.001 par value; 75,000,000 shares authorized; 12,853,381 and 10,731,160 shares issued and outstanding at March 31, 2015, and December 31, 2014, respectively	13	11
Additional paid–in capital	309,452	308,288
Accumulated other comprehensive loss	(281)	(281)
Accumulated deficit	(300,457)	(299,163)
Total stockholders’ equity attributable to MGT Capital Investments, Inc.	8,727	8,855
Non–controlling interests	355	442
Total stockholders’ equity	9,082	9,297

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$10,574	$10,676

 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per–share amounts)
(Unaudited)

	Three months ended March 31,
	2015	2014
Revenues:
Gaming	$217	$42
Licensing	–	43
	217	85
Cost of revenues:
Gaming	90	49

Gross margin	127	36

Operating expenses:
General and administrative	1,388	1,264
Sales and marketing	79	17
Research and development	–	60
	1,467	1,341

Operating loss	(1,340)	(1,305)

Other non–operating (expense) / income:
Interest and other (expense) / income	(41)	3

Net loss before income taxes and non–controlling interest	(1,381)	(1,302)

Income tax benefit	–	10

Net loss before non–controlling interest	(1,381)	(1,292)

Net loss attributable to non–controlling interest	87	170

Net loss attributable to MGT	$(1,294)	$(1,122)

Per–share data:
Basic and diluted loss per share	$(0.11)	$(0.13)

Weighted average number of common shares outstanding	11,260,174	8,796,041

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,381)	$(1,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10	11
Amortization of intangible assets	150	117
Stock–based expense	94	123
Change in operating assets and liabilities:
Accounts receivable	–	(8)
Prepaid expenses and other current assets	17	(22)
Accounts payable	159	–
Accrued expenses	132	40
Player deposit liability	(179)	(402)
Other payables	1	9
Net cash used in operating activities	(997)	(1,424)

Cash flows from investing activities:
Purchase of property and equipment	–	(41)
Release of restricted cash and security deposit	101	2
Issuance of Note receivable	(251)	–
Net used in investing activities	(150)	(39)

Cash flows from financing activities:
Proceeds from ATM sales of common stock, net of fees	1,072	1,466
Net cash provided by financing activities	1,072	1,466

Net change in cash and cash equivalents	(75)	(3,187)
Cash and cash equivalents, beginning of period	1,455	4,642
Cash and cash equivalents, end of period	$1,380	$1,455

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 1. Organization and basis of presentation

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

MGT and its subsidiaries are primarily engaged in the business of acquiring, developing and monetizing assets in the online and mobile gaming space, as well as the casino industry. Below are more fulsome descriptions of the business lines that make up our two operating segments, Gaming and Intellectual Property.

Gaming

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

Intellectual property

MGT Gaming owns U.S. Patents 7,892,088 and 8,550,554 (the “’088 and ’554 patents,” respectively), both entitled “Gaming Device Having a Second Separate Bonusing Event” and both relating to casino gaming systems in which a second game played on an interactive sign is triggered once specific events occur in a first game. On November 2, 2012, MGT Gaming filed a lawsuit (No. 3:12–cv–741) in the United States District Court for the Southern District of Mississippi alleging patent infringement against certain companies which either manufacture, sell or lease gaming systems in violation of MGT Gaming’s patent rights, or operate casinos that offer gaming systems in violation of MGT Gaming’s ’088 patent, including WMS Gaming, Inc. – a subsidiary of Scientific Games, Inc. (“WMS”)(NASDAQ: SGMS), Penn National Gaming, Inc. (“Penn”) (NASDAQ GS: PENN), and Aruze Gaming America, Inc. (“Aruze America”). An amended complaint added the ’554 patent, a continuation of the ’088 patent. The allegedly infringing products include at least those identified under the trade names: “Amazon Fishing” and “Paradise Fishing.”

On October 23, 2013 the U.S. District Court severed the originally filed action into three separate actions: The Defendants in all three actions filed counterclaims denying infringement and asserting invalidity of both patents–in–suit. MGT Gaming filed appropriate responses, reasserting the validity and infringement of the ’088 and ’554 patents. By motions filed on May 12, 2014, Aruze sought a transfer of the Mississippi infringement action to Nevada as well as a stay pending resolution of WMS’ Petition for Inter Parties Review (“IPR”) with the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office (“PTO”), challenging the’088 patent–in–suit . Only the latter motion has been granted and the Mississippi action remains stayed at present.

The WMS IPR proceeding was subsequently dismissed by agreement between WMS and MGT Gaming as part of a settlement of all claims between WMS and MGT, including a dismissal of MGT’s court action against WMS. However, Aruze Macau, a sister company of Aruze America, subsequently filed its own IPR Petition seeking review of the ’088 patent based on the same prior art cited by WMS in its IPR. In addition, Aruze America also filed a Request for Ex Parte Re-examination of the ’088 patent and a Petition for IPR of the ’554 patent, both based on different prior art.

Aruze America’s Re-examination Request has been denied by the PTO. Its Petitions for IPR of the ’088 and ’554 patents remains pending. MGT filed its Preliminary Response in the ’554 proceeding on March 16, 2015, seeking denial of the ’554 IPR Petition on the grounds that Aruze America has not made out a prima facie case of either anticipation or obviousness based on the prior art asserted in that proceeding.

MGT previously sought dismissal of Aruze Macau’s ’088 IPR Petition based on the grounds that Aruze America, not Aruze Macau, is the real party in interest and/or was in privity with Aruze Macau, and that the Aruze entities delayed filing the ’088 Petition more than 12 months after the filing of MGT’s infringement action t and are therefore barred from filing an IPR against the ’088 patent. The PTAB denied MGT’s request for dismissal, but granted MGT the right to conduct further discovery on the real party in interest, privity and one year bar issues.. MGT has pursued such discovery and has reasserted the one–year bar in a Petition to Terminate filed on April 28, 2015. Briefing on that motion will be completed on May 26.

Outside of the business of acquiring, developing and monetizing assets in the online, mobile gaming and casino gaming space, MGT’s wholly subsidiary Medicsight owns the U.S. Food and Drug Administration (“FDA”) approved medical imaging software and has developed an automated carbon dioxide insufflation device which receives royalties on a per–unit basis from an international manufacturer.

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 8–03 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These Condensed Consolidated Financial Statements should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2014, as filed with the SEC on April 15, 2015. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2015.

Note 2. Liquidity and financial condition

The Company has incurred significant operating losses since inception and continues to generate losses from operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $300,457 at March 31, 2015. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through issuances of securities. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that the products or patent monetization strategy will be successful. Furthermore, it is contemplated that any acquisitions may require the Company to raise capital; such capital may not be available on terms acceptable to the Company, if at all.

Commercial results have been limited and the Company has not generated significant revenues. The Company cannot assure its stockholders that the Company’s revenues will be sufficient to fund its operations. If adequate funds are not available to us, the Company may be required to curtail its operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of our technologies or products that the Company would not otherwise relinquish.

On December 30, 2013, and as amended on March 27, 2014, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with Ascendiant Capital Markets, LLC (the “Manager”). Pursuant to the ATM Agreement, the Company may offer and sell shares of its Common stock (the “Shares”) having an aggregate offering price of up to $8.5 million from time to time through the Manager. The Manager is not required to sell any specific number or dollar amount of Shares but will use its commercially reasonable efforts, as the Company’s agent and subject to the terms of the ATM Agreement, to sell the Shares offered, as instructed by the Company. Such instructions will include notice as to the maximum amount of shares of the Company’s Common stock to be sold by the Manager on a daily basis and the minimum price per share at which such shares may be sold. The ATM Agreement provides that the Company will pay the Manager a fee of 3.0% of the gross sales price of any Shares sold through the Manager. The ATM Agreement contains customary representations, warranties and agreements of the Company and the Manager and customary conditions to completing future sale transactions, indemnification rights and obligations of the parties and termination provisions. The Company intends to use the net proceeds from any sales of Shares in the offering for working capital, capital expenditures, and general business purposes.

For the quarter ended March 31, 2015, and through May 14, 2015, the Company sold approximately 3,155,051 shares of our Common stock under the ATM Agreement through an “at the market” equity offering program for gross proceeds of approximately $1,695 before related expenses. The proceeds will be used for general corporate purposes, including, but not limited to, commercialization of our products, capital expenditures and working capital. As of May 14, 2015, the Company has approximately $5.4 million remaining under the program, assuming sufficient shares are available to be issued.

At March 31, 2015, MGT’s cash, cash equivalents and restricted cash were $1,419, including $3 held in MGT Gaming.

Currently the Company anticipates it has sufficient cash on hand, along with the ATM agreement and combined with the anticipated gross margin from DraftDay and the gross margin from the expected launch of its social slot machine game, Slotchamp, to continue operations at least through May 15, 2016.

Note 3. Summary of significant accounting policies

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were “Carrying Value of the Long-lived Assets”, “Valuation Allowance for Deferred Tax Assets” and “Valuation of Equity Instruments”.

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

The computation of diluted loss per share for the three months ended March 31, 2015, excludes 10,913 shares in connection to the convertible Preferred Stock, 1,020,825 warrants and 96,000 unvested restricted shares, as they are anti–dilutive due to the Company’s net loss. For the three months ended March 31, 2014, the computation excludes 9,555 shares in connection to the convertible Preferred Stock, 920,829 warrants and 96,677 unvested restricted shares, as they are anti–dilutive due to the Company’s net loss.

Recent accounting pronouncements

The Company is currently in the process of evaluating the impact of adopting of Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 - Revenue from Contract with Customers, ASU 2014-12 – Compensation – Stock Compensation, ASU 2014-15 – Presentation of Financial Statements - Going Concern, and ASU 2014-16 – Derivative and Hedging and 2014-17 – Business Combination (Topic 805) Pushdown Accounting. The adoption of these ASUs is not expected to have a material impact on the condensed consolidated financial statements.

Note 4. Goodwill and intangible assets

The Company’s intangible assets consisted of the following:

Goodwill
Balance at January 1, 2015	$6,444
Additions	–
Balance at March 31, 2015	$6,444

	Estimated remaining useful life	March 31, 2015
Intellectual property	6 years	$2,230
Software and website development	2 years	951
Customer lists	3 years	210
Trademarks	2 years	5
Less: Accumulated amortization		(1,129)
Intangible assets, net		$2,267

In the three months ended March 31, 2015 the Company recorded an amortization expense of $150 (2014: $117).

Note 5. Note receivable

On February 26, 2015, the Company signed a letter of intent with Tera Group, Inc., owner of TeraExchange, LLC, a Swap Execution Facility regulated by the U.S. Commodity Futures Trading Commission to negotiate a merger agreement. Since the merger agreement was not executed by the execution date, the merger was aborted. Simultaneous with the letter of intent, on February 26, 2015, the Company purchased a promissory note in the principal amount of $250 bearing interest at the rate of 5% per annum from the aggregate unpaid principal balance and all accrued and unpaid interest are due and payable upon demand at any time after August 15, 2015. As of March 31, 2015, the Company has accrued $1 of interest income under this note.

Note 6. Series A Convertible Preferred Stock

On November 2, 2012, the Company closed a private placement sale of 1,380,362 shares of Series A Convertible Preferred Stock (“Preferred Stock”), (including 2,760,724 warrants to purchase MGT Common Stock) for an aggregate of $4.5 million. This transaction was approved by the NYSE MKT on October 26, 2012. The Preferred Stock is convertible into the Company’s Common Stock at a fixed price of $3.26 per share and carries a 6% dividend. The warrants have a five–year life and are exercisable at $3.85 per share. Total issuance cost for this private placement for the year ended December 31, 2012, was $88.

For the three months ended March 31, 2015, and 2014, respectively, the Company issued 150 and 142 of Dividend Shares to the Preferred Stock holders.

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

Options granted under the Plan vest as determined by the Company’s Compensation and Nominations Committee and expire over varying terms, but not more than seven years from date of grant. In the case of an Incentive Stock Option that is granted to a 10% shareholder on the date of grant, such Option shall not be exercisable after the expiration of five years from the date of grant. No option grants were issued during the three months ended March 31, 2015, and 2014.

Issuance of restricted shares – directors, officers and employees

A summary of the Company’s employee’s restricted stock as of March 31, 2015, is presented below:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2015	110,000	$1.42
Granted	55,000	0.56
Vested	(41,000)	0.83
Forfeited	(28,000)	1.99
Non–vested at March 31, 2015	96,000	$1.01

For the three months ended March 31, 2015, the Company has recorded $32 (2014: $123) in employee and director stock–based compensation expense, which is a component of selling, general and administrative expense in the condensed Consolidated Statement of Operations.

On January 28, 2015, 30,000 restricted shares were granted and issued to a certain employee with an aggregated fair value of $16. The shares vest one–third every six month from the date of issue.

On January 28, 2015, 25,000 restricted shares were granted and issued to a certain employee with an aggregated fair value of $13. 10,000 shares vested on January 30, 2015, the remaining shares vest one–half on April 16 and October 16, 2015, respectively.

Unrecognized compensation cost

As of March 31, 2015, unrecognized compensation costs related to non–vested stock–based compensation arrangements was $61 (2014: $283), and is expected to be recognized over a weighted average period of 0.77 (2014: 0.78) years.

Stock–based compensation – non–employees

For the three months ended March 31, 2014, the Company granted and issued a total of 103,607 shares to non-employees for services rendered. The shares were fully vested and recorded at $62 using the closing market value on respective dates of issuance.

Subsequent to March 31, 2015, and through the date of filing the Quarterly Report on Form 10–Q, the Company granted and issued a total of 45,095 shares to non-employees for services rendered. The shares were recorded at $23 using the closing market value on respective dates of issuance.

Warrants

As of March 31, 2015 the Company had 1,020,825 warrants outstanding at weighted average exercise price of $3.47, and an intrinsic value of $nil.

As of March 31, 2015, all issued warrants are exercisable and expire through 2018.

Note 8. Non–controlling interest

At March 31, 2015, the Company’s non–controlling interest was as follows:

	MGT Gaming	MGT Interactive	M2P Americas	Total
Non–controlling interest at January 1, 2015	$370	$92	$(20)	$442
Non–controlling share of losses	(87)	–	–	(87)
Non–controlling interest at March 31, 2015	$283	$92	$(20)	$355

Note 9. Operating leases, commitments and security deposit

On August 20, 2014, the Company entered into a First Lease Modification and Extension Agreement, extending for a period of one year the current lease on the Harrison office. Under the agreement the total rental payments over the next twelve months are $71.

Total lease rental expense for the three months ended March 31, 2015, and 2014, was $19 and $30, respectively.

Total future minimum payments required under operating leases for both the remainder of 2015, and the aggregate are $41.

Note 10. Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision–making group is composed of the Chief Executive Officer and Chief Financial Officer. The Company operates in two operational segments, Gaming and Intellectual Property. Medicsight’s Software and Devices and Services are no longer considered separate business segments and have been merged into the Intellectual Property segment. Certain corporate expenses are not allocated to segments.

The Company evaluates performance of its operating segments based on revenue and operating (loss). Segment information as of March 31, 2015, and December 31, 2014, are as follows:

	Intellectual property	Gaming	Unallocated corporate/other	Total
Three months ended March 31, 2015
Revenue	$–	$217	$–	$217
Cost of revenue	–	(90)	–	(90)
Gross margin	–	127	–	127
Operating loss	(192)	(371)	(777)	(1,340)

Three months ended March 31, 2014
Revenue	$43	$42	$–	$85
Cost of revenue	–	(49)	–	(49)
Gross margin	43	(7)	–	36
Operating loss	(58)	(373)	(874)	(1,305)

March 31, 2015
Cash and cash equivalents (excludes $38 of restricted cash)	$3	$647	$730	$1,380
Property and equipment	–	29	4	33
Intangible assets	1,336	931	–	2,267
Goodwill	–	6,444	–	6,444
December 31, 2014
Cash and cash equivalents (excludes $140 of restricted cash)	$11	$820	$624	$1,455
Property and equipment	–	38	5	43
Intangible assets	1,386	1,030	1	2,417
Goodwill	–	6,444	–	6,444
Additions:
Property and equipment	–	41	–	41
Intangible assets	–	790	–	790
Goodwill	–	–	–	–

 Note 11. Subsequent events

The Company has evaluated events that occurred subsequent to March 31, 2015, and through the date of the Condensed Consolidated Financial Statements were issued.

On April 21, 2015, Gioia Systems, LLC filed a complaint against the Company, the Company’s majority owned subsidiary, MGT Interactive, LLC, Robert Ladd and Robert Traversa with the United States District Court for the Southern District of New York. MGT Interactive, LLC was also included as a derivative plaintiff in the action. Gioia Systems, LLC’s complaint asserts claims for breach of contract and breach of fiduciary duty relating to the agreements between Gioia, the Company and MGT Interactive, LLC described above in Note 1 to these Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10–Q contains forward–looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The statements contained herein that are not purely historical are forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward–looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe” and similar expressions or variations intended to identify forward–looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward–looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward–looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10–K filed with the SEC on April 15, 2015, in addition to other public reports we filed with the Securities and Exchange Commissions (“SEC”). The forward–looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward–looking statements to reflect events or circumstances after the date of such statements.

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

Critical accounting policies and estimates

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 3 to the Company’s financial statements contained in the 2014, Annual Report on Form 10–K and Part I (Note 3) contained in the 2014, Quarterly Report on Form 10–Q.

Results of operations

The Company currently has two operational segments, Gaming and Intellectual Property Medicsight’s Software and Devices and Services are no longer considered separate business segments and have been merged into the Intellectual Property segment. Certain corporate expenses are not allocated to segments. Certain corporate expenses are not allocated to a particular segment. The Company achieved the following results for the three months ended March 31, 2015, and 2014, respectively:

•	Revenues totaled $217 (2014: $85).

•	Operating expenses were $1,467 (2014: $1,341).

•	Net loss attributable to Common shareholders was $1,294 (2014: $1,122) and resulted in a basic and diluted loss per share of $0.11 (2014: $0.13).

Our operating expenses increased approximately 9% during the quarter ended March 31, 2015 compared to quarter ended March 31, 2014. The increase is primarily attributed to the higher operating costs within our Gaming segment as the result of the acquisition of DraftDay in April 2014, which is offset by lower corporate governance and stock-based compensation expense.

Three months ended March 31, 2015, and 2014

Gaming

During the three months ended March 31, 2015, the Company recognized $217 in revenues for this segment as compared to $42 for the same period last year. The increase in the revenue was attributable to the acquisition of DraftDay in in the second quarter of 2014.

Our cost of revenue for the three months ended March 31, 2015, was $90 (2014: $49), which primarily consisted of overlay incurred on the DraftDay website. The website offers Daily Fantasy Sports contests and charges entry fees to play. Occasionally, as an incentive for user activity some contests may pay out higher prize money than the charged entry fees, this expense is recognized as overlay and included in cost of revenues. Management expects these costs to decrease substantially as the site builds its user base and increases liquidity.

During the three months ended March 31, 2015, our selling, general and administrative expenses were $498 (2014: $306), primarily consisting of marketing expenses, employee compensation, information technology and office related expenses in MGT Studios, and MGT Sports. The increase is primarily attributed to operating costs in DraftDay, acquired in the second quarter of 2014.

In the three months ended March 31, 2015, the Company did not recognize any research and development expense (2014: $60), attributed to product development costs in MGT Studios in the prior year.

Intellectual property

In the three months ended March 31, 2015, the Company did not recognize any licensing revenue, compared to $43 for the same period last year, primarily related to the Insufflator, a medical device distributed via our partner Ultrasound Technologies Ltd.

Selling, general and administrative expenses for the three months ended March 31, 2015, were $192 (2014: $101), attributed to legal and consulting costs and amortization of the intellectual property assets.

Unallocated corporate / other

Selling, general and administrative expenses during the three months ended March 31, 2015, were $777 (2014: $884), primarily due to lower corporate governance and stock–based compensation expense.

The Company recorded $41 in interest and other expense for the quarter ended March 31, 2015, (2014: $3).

Liquidity and capital resources

	March 31,	December 31,
	2015	2014
Working capital summary:
Cash and cash equivalents (excluding $39 and $138 of restricted cash as of March 31, 2015, and 2014, respectively)	$1,380	$1,455
Other current assets	411	177
Current liabilities	(1,492)	(1,379)
Working capital surplus	$299	$253

	Three months ended March 31,
	2015	2014
Cash flow summary:
Cash (used in) / provided by:
Operating activities	$(997)	$(1,424)
Investing activities	(150)	(39)
Financing activities	1,072	1,466
Net decrease in cash and cash equivalents	$(75)	$3

On March 31, 2015, MGT’s cash and cash equivalents were $1,380 excluding $39 of restricted cash. The Company continues to exercise discipline with respect to current expense levels, as revenues remain limited. Our cash and cash equivalents have decreased during the three months ended March 31, 2015, primarily due to $997 used in operating activities, the $250 note sold to Tera and mostly offset by $1,072 in net proceeds from ATM sales of common stock.

Operating activities

Our net cash used in operating activities differs from the net loss predominantly because of various non–cash adjustments such as depreciation, amortization of intangibles and stock–based compensation, and change in fair value of warrants and movement in working capital.

Risks and uncertainties related to our future capital requirements

The Company has incurred significant operating losses since inception and continues to generate losses from operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit of $300,457 at March 31, 2015. The Company is operating in a developing industry based on new technology and its primary source of funds to date has been through the issuance of securities. While the Company is optimistic and believes appropriate actions are being taken, there can be no assurance that the products or patent monetization strategy will be successful. Furthermore, it is contemplated that any acquisitions may require the Company to raise capital; such capital may not be available on terms acceptable to the Company, if at all.

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

The Manager is not required to sell any specific number or dollar amount of Shares but will use its commercially reasonable efforts, as the Company’s agent and subject to the terms of the Agreement, to sell the Shares offered, as instructed by the Company. Such instructions will include notice as to the maximum amount of shares of the Company’s Common Stock to be sold by the Manager on a daily basis and the minimum price per share at which such shares may be sold.

The Agreement provides that the Company will pay the Manager a fee of 3.0% of the gross sales price of any Shares sold through the Manager. The Agreement contains customary representations, warranties and agreements of the Company and the Manager and customary conditions to completing future sale transactions, indemnification rights and obligations of the parties and termination provisions.

At March 31, 2015, MGT’s cash, cash equivalents and restricted cash were $1,419, including $3 held in MGT Gaming.

Management believes that the current level of working capital along with the At the Market Offering Agreement, will be sufficient to allow the Company to maintain its operations into May 2016, at which point the Company may need to seek additional sources of financing. There is no guarantee that additional sources of financing will be available or on terms acceptable to the Company, if at all

To date we have primarily financed our operations through private placements of equity and debt securities. To the extent that additional capital is raised through the sale of equity or equity–related securities of the Company or its subsidiaries, the issuance of such securities could result in dilution to our stockholders.

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

During the first quarter through May 14, 2015, the Company sold approximately 3,155,051 shares of our common stock under the Sales Agreement through an “at the market” equity offering program for net proceeds of approximately $1,695 before related expenses. The net proceeds will be used for general corporate purposes, including, but not limited to, commercialization of our products, capital expenditures and working capital. As of May 14, 2015, the Company has approximately $5.4 million remaining under the program, assuming sufficient shares are available to be issued.

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

Item 4.  Controls and procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a–15(e) or 15d–15(e) of the Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2015, (the end of the period covered by this Quarterly Report on Form 10–Q), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal proceedings

On April 21, 2015, Gioia Systems, LLC filed a complaint against the Company, the Company’s majority owned subsidiary, MGT Interactive, LLC, Robert Ladd and Robert Traversa with the United States District Court for the Southern District of New York. MGT Interactive, LLC was also included as a derivative plaintiff in the action. Gioia Systems, LLC’s complaint asserts claims for breach of contract and breach of fiduciary duty relating to the agreements between Gioia, the Company and MGT Interactive, LLC described above in Part I, Item 2, above.

Item 1–A.  Risk factors

Not required for smaller reporting companies.

Item 2.  Unregistered sales of equity securities and use of proceeds

In the three months ended March 31, 2015, the Company issued 150 shares of Series A Convertible Preferred stock as dividend shares to holders, representing dividends due from January 1, 2015, through March 31, 2015.

The above issuances were made in reliance on an exemption from registration set forth in Section 4(2) of the Securities Act. The issuances did not result in any proceeds to the Company.

Item 3.  Defaults upon senior securities

None.

Item 4.  Mine safety disclosures

Not Applicable.

Item 5.  Other information

None

Item 6.  Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT CAPITAL INVESTMENTS, INC

May 15, 2015	By:	/s/ ROBERT B. LADD
Robert B. Ladd
President and Chief Executive Officer
(Principal Executive Officer)

May 15, 2015	By:	/s/ ROBERT P. TRAVERSA
Robert P. Traversa
Treasurer and Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

