Form 10-Q
period 2015-06-30
MGT CAPITAL INVESTMENTS INC
filed 2015-08-14
CIK 1001601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 14, 2015, the registrant had outstanding 14,157,165 shares of common stock, $0.001 par value.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per–share amounts)

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$1,097	$1,455
Accounts receivable	12	5
Prepaid expenses and other current assets	123	172
Note receivable	251	–
Total current assets	1,483	1,632

Non–current assets:
Restricted cash	39	138
Property and equipment, net	26	43
Intangible assets, net	2,117	2,417
Goodwill	6,444	6,444
Other non–current assets	–	2
Total assets	$10,109	$10,676

Liabilities:
Current liabilities:
Accounts payable	$324	$245
Accrued expenses	152	180
Player deposit liability	742	952
Other payables	2	2
Total current liabilities	1,220	1,379

Total liabilities	1,220	1,379

Commitments and contingencies:
Redeemable convertible preferred stock – Temporary equity
Preferred stock, series A convertible preferred, $0.001 par value; 1,416,160 and 1,416,160 shares authorized at June 30, 2015 and December 31, 2014, respectively; 10,296 and 9,993 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	–	–
Stockholders' equity:
Undesignated preferred stock, $0.001 par value; 8,583,840 and 8,583,840 shares authorized at June 30, 2015 and December 31, 2014, respectively. No shares authorized, issued and outstanding at June 30, 2015 and December 31, 2014 respectively	–	–
Common Stock, $0.001 par value; 75,000,000 shares authorized; 14,116,999 and 10,731,160 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	14	11
Additional paid–in capital	310,108	308,288
Accumulated other comprehensive loss	(281)	(281)
Accumulated deficit	(301,285)	(299,163)
Total stockholders' equity attributable to MGT Capital Investments, Inc.	8,556	8,855
Non–controlling interests	333	442
Total stockholders’ equity	8,889	9,297

Total liabilities, redeemable convertible preferred stock and stockholders' equity	$10,109	$10,676

 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per–share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Gaming	$249	$283	$466	$325
Licensing	12	37	12	80
	261	320	478	405
Cost of revenues:
Gaming	96	167	186	216

Gross margin	165	153	292	189

Operating expenses:
General and administrative	981	1,536	2,369	2,800
Sales and marketing	39	91	118	108
Research and development	–	53	–	113
	1,020	1,680	2,487	3,021

Operating loss	(855)	(1,527)	(2,195)	(2,832)

Other non–operating (expense) / income:
Interest and other (expense) / income	5	2	(36)	5

Net loss before income taxes and non–controlling interest	(850)	(1,525)	(2,231)	(2,827)

Income tax benefit	–	1	–	11

Net loss before non–controlling interest	(850)	(1,524)	(2,231)	(2,816)

Net loss attributable to non–controlling interest	(1)	133	109	303

Net loss attributable to MGT	$(851)	$(1,391)	$(2,122)	$(2,513)

Per–share data:
Basic and diluted loss per share	$(0.06)	$(0.15)	$(0.17)	$(0.28)

Weighted average number of common shares outstanding	13,578,181	9,057,867	12,373,621	8,921,935

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,231)	$(2,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17	21
Amortization of intangible assets	300	300
Stock–based expense	179	243
Warrant expense	–	34
Change in operating assets and liabilities:
Accounts receivable	(7)	(3)
Prepaid expenses and other current assets	50	(50)
Accounts payable	79	207
Accrued expenses	(28)	(8)
Player deposit liability	(210)	(406)
Other payables	–	20
Net cash used in operating activities	(1,851)	(2,458)

Cash flows from investing activities:
Release of restricted cash and security deposit	99	2
Issuance of Note receivable	(250)	–
Purchase of property and equipment	–	(24)
Cash paid for purchase of DraftDay	–	(600)
Cash acquired in purchase of DraftDay	–	547
Net used in investing activities	(151)	(75)

Cash flows from financing activities:
Proceeds from ATM sales of common stock, net of fees	1,644	316
Net cash provided by investing activities	1,644	316

Net change in cash and cash equivalents	(358)	(2,217)
Cash and cash equivalents, beginning of period	1,455	4,642
Cash and cash equivalents, end of period	$1,097	$2,425

Supplemental non–cash disclosures (investing and financing activities):

Stock issued for acquisition of DraftDay	$–	$190
Stock issued for acquisition of non–controlling interest in FanTD	–	103
Assets acquired and liabilities assumed through purchase of assets:
Intangible assets	–	790
Player deposit liability	–	(547)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 1. Organization and basis of presentation

Organization

MGT Capital Investments, Inc. (“MGT,” “the Company,” “we,” “us”) is a Delaware corporation, incorporated in 2000. The Company was originally incorporated in Utah in 1977. MGT is comprised of the parent company, majority–owned subsidiaries MGT Gaming, Inc. (“MGT Gaming”), MGT Interactive LLC (“MGT Interactive”), and wholly–owned subsidiaries Medicsight, Inc. (“Medicsight”), MGT Studios, Inc. (“MGT Studios”) including its wholly–owned subsidiary Avcom, Inc. and its minority–owned subsidiary M2P Americas, Inc., and MGT Sports, Inc. (“MGT Sports”). Our Corporate office is located in Harrison, New York.

MGT and its subsidiaries are primarily engaged in the business of acquiring, developing and monetizing assets in the online and mobile gaming space, as well as the social casino industry. Below are descriptions of the business lines that make up our two operating segments, Gaming and Intellectual Property.

Gaming

MGT and its subsidiaries are principally engaged in the business of acquiring, developing and monetizing assets in the online and mobile gaming space as well as the social casino industry. MGT’s portfolio of assets in the online, mobile gaming and social casino gaming space includes DraftDay.com, FantasySportsLive.com and Slot Champ.

On June 11, 2015, MGT Sports, entered into an Asset Purchase Agreement (the “RO Agreement”) with Random Outcome USA Inc., a Delaware corporation (“RO”). The RO Agreement, as amended on June 30, 2015 and July 21, 2015, provides for the sale of all of the business assets and intellectual property related to DraftDay.com and the MGT Sports business–to–business network to RO for a purchase price comprised of (i) a cash payment in the amount of $4,000,000 plus $10,000 per day for the period starting July 15, 2015 and ending on the closing date, (ii) shares of common stock representing up to 7% of RO, and (iii) a three–year warrant to purchase 500,000 shares of RO common stock at an exercise price of $1.00, a three–year warrant to purchase 500,000 shares of RO common stock at an exercise price of $1.33, and a three–year warrant to purchase 500,000 shares of RO common stock at an exercise price of $1.66. In addition, shares of common stock representing 3% of RO will be placed in escrow for twelve months in order to support certain indemnification obligations under the RO Agreement. The closing of the transactions contemplated by the RO Agreement is subject to certain conditions including but not limited to RO raising the requisite financing for the cash portion of the purchase price and post–closing working capital.

The most recent amendment to the RO Agreement became effective on July 22, 2015 upon MGT Sports’ entry into a binding memorandum of understanding to sell shares of its Series A Preferred Stock to a third party investor for a purchase price of $250,000, and the payment to MGT Sports of the $250,000. The preferred stock shall have a stated value of $250,000, a liquidation preference of $250,000 and be senior to all existing and future equity of MGT Sports. Holders may convert the preferred stock into 6.25% of MGT Sports’ issued and outstanding common stock at any time and shall not be entitled to voting rights. MGT Sports may redeem the preferred stock at 100% of the stated value, and holders may redeem the preferred stock at 100% of the stated value following closing of the RO Agreement.

Intellectual property

MGT Gaming owns two U. S. patents covering certain features of casino slot machines. MGT’s wholly owned subsidiary Medicsight owns U.S. Food and Drug Administration (“FDA”) approved medical imaging software and has designed an automated carbon dioxide insufflation device on which the Company receives royalties from an international distributor.

MGT Gaming owns U.S. Patents 7,892,088 and 8,550,554 (the “’088 and ’554 patents,” respectively), both entitled “Gaming Device Having a Second Separate Bonusing Event” and both relating to casino gaming systems in which a second game played on an interactive sign is triggered once specific events occur in a first game. On November 2, 2012, MGT Gaming filed a lawsuit (No. 3:12–cv–741) in the United States District Court for the Southern District of Mississippi alleging patent infringement against certain companies which either manufacture, sell or lease gaming systems alleged to be in violation of MGT Gaming’s patent rights, or operate casinos that offer gaming systems that are alleged to be in violation of MGT Gaming’s ’088 patent, including Penn National Gaming, Inc. (“Penn”) (NASDAQ GS: PENN), and Aruze Gaming America, Inc. (“Aruze America”). An amended complaint added the ’554 patent, a continuation of the ’088 patent. The allegedly infringing products include “Amazon Fishing” and “Paradise Fishing.”

By motion filed on May 12, 2014, Aruze  America sought a stay pending resolution of a Petition filed by a co–defendant for Inter Parties Review (“IPR”) with the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office (“PTO”), challenging the’088 patent. As a result, the Mississippi action was stayed and remains stayed at present.

Aruze America and its sister company, Aruze Macau, subsequently filed additional IPR Petitions seeking review of the ’088 and ‘554 patents. Aruze America also filed a Request for Ex Parte Re–examination of the ’088 patent.  Aruze America’s Re–examination Request has been denied. Both Aruze IPR Petitions remain pending.

On July 29, 2015, MGT, Aruze America, Aruze Macau, and Penn agreed, through their respective counsel, to settle all pending disputes, including the Mississippi litigation and all proceedings at the PTO. Upon execution of formal settlement documents, which has not yet occurred, the parties will take steps to jointly terminate the Mississippi litigation and the PTO proceedings.

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 8–03 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These Condensed Consolidated Financial Statements should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2014, as filed with the SEC on April 15, 2015. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2015.

Note 2. Going Concern and Management plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2015, the Company had incurred significant operating losses since inception and continues to generate losses from operations and has an accumulated deficit of $301,285. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company's primary source of operating funds since inception has been debt and equity financings. On December 30, 2013, and as amended on March 27, 2014, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with Ascendiant Capital Markets, LLC (the “Manager”). Pursuant to the ATM Agreement, the Company may offer and sell shares of its Common Stock (the “Shares”) having an aggregate offering price of up to $8.5 million from time to time through the Manager. The Company intends to use the net proceeds from any sales of Shares in the offering for working capital, capital expenditures, and general business purposes. For the six months ended June 30, 2015, the Company sold approximately 3,155,000 Shares under the ATM Agreement for gross proceeds of approximately $1,695 before related expenses. The proceeds will be used for general corporate purposes. As of August 14, 2015, the Company has approximately $5.4 million remaining under the program, assuming sufficient Shares are available to be issued.

At June 30, 2015, MGT’s cash, cash equivalents and restricted cash were $1,136. Player deposit liability relates to the customer deposits on DraftDay.com, which are maintained in segregated bank accounts and not used for operating activities. The Company intends to raise additional capital, either through debt or equity financings or through the potential sale of the Company’s assets in order to achieve its business plan objectives. Management believes that it can be successful in obtaining additional capital; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

As reported on Forms 8–K as filed with the Securities and Exchange Commission on June 12, 2015, July 6, 2015 and July 20, 2015, the Company has entered into an Asset Purchase Agreement (as amended) with Random Outcome USA. Under the terms of this agreement, at closing, the Company will receive over $4.0 million in cash and other consideration with an expected closing date on or before August 31, 2015.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were “Carrying Value of the Long–lived Assets,” “Valuation Allowance for Deferred Tax Assets” and “Valuation of Equity Instruments.”

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

The computation of diluted loss per share for the three and six months ended June 30, 2015, excludes 10,296 shares in connection to the convertible Preferred Stock, 1,020,825 warrants and 77,5000 unvested restricted shares, as they are anti–dilutive due to the Company’s net loss. For the three and six months ended June 30, 2014, the computation excludes 9,699 shares in connection to the convertible Preferred Stock, 1,020,829 warrants and 88,999 unvested restricted shares, as they are anti–dilutive due to the Company’s net loss.

Note 4. Goodwill and intangible assets

The Company’s intangible assets consisted of the following:

Goodwill
Balance at January 1, 2015	$6,444
Additions	–
Balance at June 30, 2015	$6,444

	Estimated remaining useful life	June 30, 2015
Intellectual property	6 years	$2,230
Software and website development	2 years	951
Customer lists	3 years	210
Trademarks	2 years	5
Less: Accumulated amortization		(1,279)
Intangible assets, net		$2,117

In the three and six months ended June 30, 2015 the Company recorded an amortization expense of $150 and $300, respectively (2014: $183 and $300).

Note 5. Note receivable

On February 26, 2015, the Company signed a letter of intent with Tera Group, Inc., owner of TeraExchange, LLC, a Swap Execution Facility regulated by the U.S. Commodity Futures Trading Commission, to negotiate a merger agreement. Since the merger agreement was not executed by the execution date, the merger was aborted. Simultaneous with the letter of intent, on February 26, 2015, the Company purchased a promissory note in the principal amount of $250 bearing interest at the rate of 5% per annum from the aggregate unpaid principal balance and all accrued and unpaid interest are due and payable upon demand at any time after August 15, 2015. As of June 30, 2015, the Company has accrued $4 of interest income under this note.

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

For the three months ended June 30, 2015 and 2014, respectively, the Company issued 152 and 144 of Dividend Shares to the Preferred Stock holders. For the six months ended June 30, 2015 and 2014, respectively, the Company issued 303 and 286 of Dividend Shares to the Preferred Stock holders.

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

Options granted under the Plan vest as determined by the Company’s Compensation and Nominations Committee and expire over varying terms, but not more than seven years from date of grant. In the case of an Incentive Stock Option that is granted to a 10% shareholder on the date of grant, such Option shall not be exercisable after the expiration of five years from the date of grant. No option grants were issued during the three and six months ended June 30, 2015, and 2014.

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

A summary of the Company’s employee’s restricted stock as of June 30, 2015, is presented below:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2015	110,000	$1.42
Granted	55,000	0.56
Vested	(59,500)	1.07
Forfeited	(28,000)	1.99
Non–vested at June 30, 2015	77,500	$0.87

For the three and six months ended June 30, 2015 the Company has recorded $32 and $64, respectively, (2014: $123 and $216) in employee and director stock–based compensation expense, which is a component of selling, general and administrative expense in the condensed Consolidated Statement of Operations.

In the three and six months ended June 30, 2015, and 2014, the Company did not allocate any stock–based compensation expense to non–controlling interest.

Unrecognized compensation cost

As of June 30, 2015, unrecognized compensation costs related to non–vested stock–based compensation arrangements was $29 (2014: $174), and is expected to be recognized over a weighted average period of 0.52 (2014: 1.21) years.

Stock–based compensation – non–employees

For the six months ended June 30, 2015 the Company granted and issued a total of 216,458 shares to non–employees for services rendered. The shares were recorded at $115 using the closing market value on respective dates of issuance.

Subsequent to June 30, 2015, and through the date of filing the Quarterly Report on Form 10–Q, the Company granted and issued a total of 40,166 shares to non–employees for services rendered. The shares were recorded at $15 using the closing market value on respective dates of issuance .

Warrants

As of June 30, 2015 the Company had 1,020,825 warrants outstanding at weighted average exercise price of $3.47, and an intrinsic value of $nil.

As of June 30, 2015, all issued warrants are exercisable and expire through 2018.

Note 8. Non–controlling interest

At June 30, 2015 the Company’s non–controlling interest was as follows:

	MGT Gaming	MGT Interactive	M2P Americas	Total
Non–controlling interest at January 1, 2015	$370	$92	$(20)	$442
Non–controlling share of losses	(110)	2	(1)	(109)
Non–controlling interest at June 30, 2015	$260	$94	$(21)	$333

Note 9. Operating leases, commitments and security deposit

On August 20, 2014, the Company entered into a First Lease Modification and Extension Agreement, extending for a period of one year the current lease on the Harrison office. Under the agreement the total rental payments over the next twelve months are $71.

Total lease rental expense for the three months ended June 30, 2015 and 2014, was $23 and $32, respectively. Total lease rental expense for the six months ended June 30, 2015 and 2014, was $42 and $62, respectively.

Total future minimum payments required under operating leases for both the remainder of 2015 and the aggregate are $23.

Note 10. Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision–making group is composed of the Chief Executive Officer and Chief Financial Officer. The Company operates in two segments, Gaming and Intellectual Property. Medicsight’s Software and Devices and Services are no longer considered separate business segments and have been merged into the Intellectual Property segment. Certain corporate expenses are not allocated to segments.

The Company evaluates performance of its operating segments based on revenue and operating (loss). Segment information as of June 30, 2015, and December 31, 2014, are as follows:

	Intellectual property	Gaming	Unallocated corporate/other	Total
Three months ended June 30, 2015
Revenue	$12	$249	$–	$261
Cost of revenue	–	(96)	–	(96)
Gross margin	12	153	–	165
Operating profit/(loss )	(35)	(330)	(490)	(855)

Three months ended June 30, 2014
Revenue	$37	$283	$–	$320
Cost of revenue	–	(167)	–	(167)
Gross margin	37	116	–	153
Operating profit/(loss)	(128)	(1,088)	(311)	(1,527)

Six months ended June 30, 2015
Revenue	$12	$466	$–	$478
Cost of revenue	–	(186)	–	(186)
Gross margin	12	280	–	292
Operating profit/(loss )	(227)	(701)	(1,267)	(2,195)

Six months ended June 30, 2014
Revenue	$80	$325	$–	$405
Cost of revenue	–	(216)	–	(216)
Gross margin	80	109	–	189
Operating profit/(loss)	(186)	(1,461)	(1,185)	(2,832)

June 30, 2015
Cash and cash equivalents (excludes $39 of restricted cash)	$–	$704	$393	$1,097
Property and equipment	–	23	3	26
Intangible assets	1,284	833	–	2,117
Goodwill	–	6,444	–	6,444
Additions:
Property and equipment	–	33	–	33
Intangible assets	–	790	–	790
Goodwill	–	–	–	–

December 31, 2014
Cash and cash equivalents (excludes $140 of restricted cash)	$11	$820	$624	$1,455
Property and equipment	–	38	5	43
Intangible assets	1,386	1,030	1	2,417
Goodwill	–	6,444	–	6,444
Additions:
Property and equipment	–	41	–	41
Intangible assets	–	790	–	790
Goodwill	–	–	–	–

 Note 11. Subsequent events

The Company has evaluated events that occurred subsequent to June 30, 2015, and through the date of the Condensed Consolidated Financial Statements.

On April 21, 2015, Gioia filed a complaint against the Company, the Company’s majority owned subsidiary, MGT Interactive, LLC, Robert Ladd and Robert Traversa with the United States District Court for the Southern District of New York.  MGT Interactive, LLC was also included as a derivative plaintiff in the action.  Gioia’s complaint asserts claims for breach of contract and breach of fiduciary duty relating to the Contribution Agreement and related agreements.  On July 19, 2015, the Company and the other defendants filed an answer, in which they denied the allegations, raised affirmative defenses, and introduced several counterclaims against Gioia.  Since then, the parties have engaged in meaningful settlement discussions and have reached an agreement in principle to settle the litigation, the terms of which are being finalized. Notwithstanding the forgoing, settlement of the litigation on terms favorable to the Company, or at all, cannot be guaranteed.

As discussed in Note 1, MGT Sports on July 21, 2015 amended the RO Agreement providing for the sale of all of the business assets and intellectual property related to DraftDay.com and the MGT Sports business–to–business network. Among other things, the amendment extended the termination date of the RO Agreement and adjusted the compensation payable to MGT Sports. The most recent amendment to the RO Agreement became effective on July 22, 2015 upon MGT Sports’ entry into a binding memorandum of understanding to sell shares of its Series A Preferred Stock to a third party investor for a purchase price of $250,000, and the payment to MGT Sports of the $250,000. The closing of the transactions contemplated by the RO Agreement is subject to certain conditions including but not limited to RO raising the requisite financing for the cash portion of the purchase price and post–closing working capital.

As discussed in Note 1, MGT Gaming filed a lawsuit (No. 3:12–cv–741) in the United States District Court for the Southern District of Mississippi alleging patent infringement against certain companies which either manufacture, sell or lease gaming systems alleged to be in violation of MGT Gaming’s patent rights, or operate casinos that offer gaming systems that are alleged to be in violation of MGT Gaming’s ’088. An amended complaint added the ’554 patent, a continuation of the ’088 patent. On July 29, 2015, MGT, Aruze America, Aruze Macau, and Penn agreed, through their respective counsel, to settle all pending disputes, including the Mississippi litigation and all proceedings at the PTO. Upon execution of formal settlement documents, which has not yet occurred, the parties will take steps to jointly terminate the Mississippi litigation and the PTO proceedings.

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

Executive summary

MGT Capital Investments, Inc. (“MGT,” “the Company,” “we,” “us”) is a Delaware corporation, incorporated in 2000. The Company was originally incorporated in Utah in 1977. MGT is comprised of the parent company, majority–owned subsidiary MGT Gaming, Inc. (“MGT Gaming”) and wholly–owned subsidiaries Medicsight, Inc. (“Medicsight”), MGT Studios, Inc. (“MGT Studios”) and its minority–owned subsidiary M2P Americas, Inc., and MGT Sports, Inc. (“MGT Sports”). Our corporate office is located in Harrison, New York.

MGT and its subsidiaries are principally engaged in the business of acquiring, developing and monetizing assets in the online and mobile gaming space as well as the social casino industry. MGT’s portfolio of assets in the online, mobile gaming and social casino gaming space includes DraftDay.com, FantasySportsLive.com, MGT Play and Slot Champ. The Company also provides a white-label service to third party marketers. ,8h

In addition, MGT Gaming owns two U.S. patents covering certain features of casino slot machines. Both patents were asserted against alleged infringers in various actions in federal court in Mississippi. On July 29, 2015, MGT, Aruze America, Aruze Macau, and Penn agreed, through their respective counsel, to settle all pending disputes, including the Mississippi litigation and all proceedings at the PTO. Upon execution of formal settlement documents, which has not yet occurred, the parties will take steps to jointly terminate the Mississippi litigation and the PTO proceedings.

On June 11, 2015, MGT Sports entered into an Asset Purchase Agreement with Random Outcome USA Inc., a Delaware corporation (“RO”) providing for the sale of all of the business assets and intellectual property related to DraftDay.com and the MGT Sports business–to–business network to RO. The closing of the transactions contemplated by the RO Agreement is subject to certain conditions including but not limited to RO raising the requisite financing for the cash portion of the purchase price and post–closing working capital.

Outside of the business of acquiring, developing and monetizing assets in the online, mobile gaming and casino gaming space, MGT’s wholly owned subsidiary Medicsight owns U.S. Food and Drug Administration approved medical imaging software and has designed an automated carbon dioxide insufflation device which receives royalties on a per–unit basis from an international manufacturer on which the Company receives royalties from an international distributor.

Critical accounting policies and estimates

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 3 to the Company’s financial statements contained in the 2014 Annual Report on Form 10–K and Part I (Note 3) contained in this Quarterly Report on Form 10–Q.

Results of operations

The Company currently has two operational segments, Gaming and Intellectual Property Medicsight’s Software and Devices and Services are no longer considered separate business segments and have been merged into the Intellectual Property segment. Certain corporate expenses are not allocated to segments. Certain corporate expenses are not allocated to a particular segment.

Three months ended June 30, 2015 and 2014

The Company achieved the following results for the three months ended June 30, 2015, and 2014, respectively:

•	Revenues totaled $261 (2014: $320).

•	Operating expenses were $1,020 (2014: $1,680).

•	Net loss attributable to Common shareholders was $851 (2014: $1,391) and resulted in a basic and diluted loss per share of $0.06 (2014: $0.15).

Our operating expenses decreased approximately 39% during the quarter ended June 30, 2015 compared to quarter ended June 30, 2014. The decrease is primarily attributed to reductions in professional fees, corporate governance and stock–based compensation expense.

Gaming

During the three months ended June 30, 2015, the Company recognized $249 in revenues for this segment as compared to $283 for the same period last year. The decrease is attributable to a focus on profitable games in 2015.

Our cost of revenue for the three months ended June 30, 2015 was $96 (2014: $167), which primarily consisted of overlay incurred on the DraftDay website. The website offers Daily Fantasy Sports contests and charges entry fees to play. Occasionally, as an incentive for user activity some contests may pay out higher prize money than the charged entry fees, the expense is recognized as overlay and included in cost of revenues. Management expects gross margin to continue to increase as the site builds its user base and increases liquidity.

During the three months ended June 30, 2015, our selling, general and administrative expenses were $483 (2014: $1,151), primarily consisting of marketing expenses, employee compensation, information technology and office related expenses in MGT Studios, and MGT Sports. The decrease is primarily attributed to operating costs in DraftDay, acquired in the second quarter of 2014.

In the three months ended June 30, 2015, the Company did not recognize any research and development expense (2014: $53), attributed to product development costs in MGT Studios in the prior year.

Intellectual property

In the three months ended June 30, 2015, the Company recognized $12 in licensing revenue, compared to $37 for the same period last year, primarily related to the Insufflator.

Selling, general and administrative expenses for the three months ended June 30, 2015 were $47 (2014: $165), attributed to legal and consulting costs and amortization of the intellectual property assets.

Unallocated corporate / other

Selling, general and administrative expenses during the three months ended June 30, 2015 were $490 (2014: $311), primarily due to lower corporate governance and stock–based compensation expense.

The Company recorded $5 in interest and other expense for the quarter ended June 30, 2015, (2014: $2).

Six months ended June 30, 2015 and 2014

The Company achieved the following results for the six months ended June 30, 2015, and 2014, respectively:

•	Revenues totaled $478 (2014: $405).

•	Operating expenses were $2,487 (2014: $3,021).

•	Net loss attributable to Common shareholders was $2,122 (2014: $2,513) and resulted in a basic and diluted loss per share of $0.17 (2014: $0.28).

Our operating expenses decreased approximately 18% during the six months ended June 30, 2015 compared to six months ended June 30, 2014. The decrease is primarily attributed to the higher operating costs within our Gaming segment as the result of the acquisition of DraftDay in April 2014, which is offset by lower corporate governance and stock–based compensation expense.

Gaming

During the six months ended June 30, 2015, the Company recognized $466 in revenues for this segment as compared to $325 for the same period last year. The increase in the revenue was attributable to the acquisition of DraftDay in in the second quarter of 2014.

Our cost of revenue for the six months ended June 30, 2015 was $186 (2014: $216), which primarily consisted of overlay incurred on the DraftDay website. The website offers Daily Fantasy Sports contests and charges entry fees to play. Occasionally, as an incentive for user activity some contests may pay out higher prize money than the charged entry fees, the expense is recognized as overlay and included in cost of revenues. Management expects these costs to decrease substantially as the site builds its user base and increases liquidity.

During the six months ended June 30, 2015, our selling, general and administrative expenses were $981 (2014: $1,457), primarily consisting of marketing expenses, employee compensation, information technology and office related expenses in MGT Studios, and MGT Sports. The decrease is primarily attributed to operating costs in DraftDay, acquired in the second quarter of 2014.

In the six months ended June 30, 2015, the Company did not recognize any research and development expense (2014: $113), attributed to product development costs in MGT Studios in the prior year.

Intellectual property

In the six months ended June 30, 2015, the Company recognized $12 in licensing revenue, compared to $80 for the same period last year, primarily related to the Insufflator.

Selling, general and administrative expenses for the six months ended June 30, 2015 were $239 (2014: $266), attributed to legal and consulting costs and amortization of the intellectual property assets.

Unallocated corporate / other

Selling, general and administrative expenses during the six months ended June 30, 2015 were $1,267 (2014: $1,185), primarily due to reclassification.

The Company recorded $(36) in interest and other income/(expense) for the six months ended June 30, 2015, (2014: $5).

Liquidity and capital resources

	June 30,	December 31,
	2015	2014
Working capital summary:
Cash and cash equivalents (excluding $39 and $138 of restricted cash as of June 30, 2015 and 2014 respectively)	$1,097	$1,455
Other current assets	386	177
Current liabilities	(1,220)	(1,379)
Working capital surplus	$263	$253

	Six months ended June 30,
	2015	2014
Cash flow summary:
Cash (used in) / provided by:
Operating activities	$(1,851)	$(2,458)
Investing activities	(151)	(75)
Financing activities	1,644	316
Net decrease in cash and cash equivalents	$(358)	$2,217

On June 30, 2015, MGT’s cash and cash equivalents were $1,097 excluding $39 of restricted cash. The Company continues to exercise discipline with respect to current expense levels, as revenues remain limited. Our cash and cash equivalents have decreased during the six months ended June 30, 2015, primarily due to $1,851 used in operating activities, the $250 note sold to Tera and mostly offset by the release of restricted cash and security deposit of $99 and $1,644 in net proceeds from ATM sales of common stock.

Operating activities

Our net cash used in operating activities differs from the net loss predominantly because of various non–cash adjustments such as depreciation, amortization of intangibles and stock–based compensation, and change in fair value of warrants and movement in working capital.

Risks and uncertainties related to our future capital requirements

The Company's primary source of operating funds since inception has been debt and equity financings. On December 30, 2013, and as amended on March 27, 2014, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with Ascendiant Capital Markets, LLC (the “Manager”). Pursuant to the ATM Agreement, the Company may offer and sell shares of its Common Stock (the “Shares”) having an aggregate offering price of up to $8.5 million from time to time through the Manager. The Company intends to use the net proceeds from any sales of Shares in the offering for working capital, capital expenditures, and general business purposes. For the six months ended June 30, 2015, the Company sold approximately 3,155,000 Shares under the ATM Agreement for gross proceeds of approximately $1,695 before related expenses. The proceeds will be used for general corporate purposes. As of August 14, 2015, the Company has approximately $5.4 million remaining under the program, assuming sufficient Shares are available to be issued.

At June 30, 2015, MGT’s cash, cash equivalents and restricted cash were $1,136. Player deposit liability relates to the customer deposits on DraftDay.com, which are maintained in segregated bank accounts and not used for operating activities. The Company intends to raise additional capital, either through debt or equity financings or through the potential sale of the Company’s assets in order to achieve its business plan objectives. Management believes that it can be successful in obtaining additional capital; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

As reported on Forms 8–K as filed with the Securities and Exchange Commission on June 12, 2015, July 6, 2015 and July 20, 2015, the Company has entered into an Asset Purchase Agreement (as amended) with Random Outcome USA. Under the terms of this agreement, at closing, the Company will receive over $4.0 million in cash and other consideration with an expected closing date on or before August 31, 2015.

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

Item 4.  Controls and procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a–15(e) or 15d–15(e) of the Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2015 (the end of the period covered by this Quarterly Report on Form 10–Q), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal proceedings

On April 21, 2015, Gioia Systems, LLC (“Gioia”) filed a complaint against the Company, the Company’s majority owned subsidiary, MGT Interactive, LLC, Robert Ladd and Robert Traversa with the United States District Court for the Southern District of New York.  MGT Interactive, LLC was also included as a derivative plaintiff in the action.  Gioia Systems, LLC’s complaint asserts claims for breach of contract and breach of fiduciary duty relating to the September 3, 2013 Contribution Agreement and related agreements between Gioia, the Company and MGT Interactive, LLC.  On July 19, 2015, the Company and the other defendants filed an answer, in which they denied the allegations, raised affirmative defenses, and introduced several counterclaims against Gioia.  Since then, the parties have engaged in meaningful settlement discussions and have reached an agreement in principle to settle the litigation, the terms of which are being finalized. Notwithstanding the forgoing, settlement of the litigation on terms favorable to the Company, or at all, cannot be guaranteed.

On November 2, 2012, MGT Gaming filed a lawsuit (No. 3:12–cv–741) in the United States District Court for the Southern District of Mississippi alleging patent infringement against certain companies which either manufacture, sell or lease gaming systems alleged to be in violation of MGT Gaming’s patent rights, or operate casinos that offer gaming systems that are alleged to be in violation of MGT Gaming’s ’088 patent, including Penn National Gaming, Inc. (“Penn”), and Aruze Gaming America, Inc. (“Aruze America”). An amended complaint added the ’554 patent, a continuation of the ’088 patent. The allegedly infringing products include  “Amazon Fishing” and “Paradise Fishing.”By motion filed on May 12, 2014, Aruze  America sought a stay pending resolution of a Petition filed by a co–defendant for Inter Parties Review (“IPR”) with the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office (“PTO”), challenging the’088 patent. As a result, the Mississippi action was stayed and remains stayed at present. Aruze America and its sister company, Aruze Macau, , subsequently filed additional IPR Petitions seeking review of the ’088 and ‘554 patents. Aruze America also filed a Request for Ex Parte Re–examination of the ’088 patent.  Aruze America’s Re–examination Request has been denied. Both Aruze IPR Petitions remain pending. On July 29, 2015, MGT, Aruze America, Aruze Macau, and Penn agreed, through their respective counsel, to settle all pending disputes, including the Mississippi litigation and all proceedings at the PTO. Upon execution of formal settlement documents, which has not yet occurred, the parties will take steps to jointly terminate the Mississippi litigation and the PTO proceedings.

Item 1–A.  Risk factors

Not required for smaller reporting companies.

Item 2.  Unregistered sales of equity securities and use of proceeds

In the quarter ended June 30, 2015, the Company issued 152 shares of Series A Convertible Preferred stock as dividend shares to holders, representing dividends due from April 1, 2015, through June 30, 2015.

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

MGT CAPITAL INVESTMENTS, INC

August 14, 2015	By:	/s/ ROBERT B. LADD
Robert B. Ladd
President and Chief Executive Officer
(Principal Executive Officer)

August 14, 2015	By:	/s/ ROBERT P. TRAVERSA
Robert P. Traversa
Treasurer and Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.