Form 10-Q
period 2015-09-30
MGT CAPITAL INVESTMENTS INC
filed 2015-11-16
CIK 1001601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 16, 2015, the registrant had outstanding 17,199,665 shares of common stock, $0.001 par value.

INDEX

		Page
PART I	FINANCIAL INFORMATION	3
Item 1.	Condensed Consolidated Balance Sheets – September 30, 2015 (unaudited) and December 31, 2014	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss – for the three months ended September 30, 2015 (unaudited) and 2014 (unaudited)	4
	Condensed Consolidated Statements of Operations and Comprehensive Loss – for the nine months ended September 30, 2015 (unaudited) and 2014 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows – for the nine months ended September 30, 2015 (unaudited) and 2014 (unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	22
Item 4.	Controls & Procedures	22

PART II	OTHER INFORMATION	23
Item 1.	Legal Proceedings	23
Item 1–A.	Risk Factors	23
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety and Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	24
	Signatures	25

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per–share amounts)

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$428	$648
Accounts receivable	12	5
Prepaid expenses and other current assets	49	141
Current assets – Discontinued operations	–	838
Investments – current	1041	–
Notes receivable	1,875	–
Total current assets	3,405	1,632

Non–current assets:
Restricted cash	39	138
Property and equipment, at cost, net	5	11
Property and equipment, at cost, net – Discontinued operations	–	32
Intangible assets, net	1,259	1,608
Intangible assets, net – Discontinued operations	–	809
Goodwill	1,496	1,496
Goodwill – Discontinued operations	–	4,948
Investments – long-term	1,380	-
Other non–current assets	–	2
Total assets	$7,584	$10,676

Liabilities:
Current liabilities:
Accounts payable	$249	$199
Accrued expenses	189	180
Current liabilities – Discontinued operations	–	988
Other payables	13	12
Amounts due to Viggle, Inc.	124	–
Total current liabilities	575	1,379

Total liabilities	575	1,379

Commitments and contingencies:
Redeemable convertible preferred stock – Temporary equity:
Preferred stock, series A convertible preferred, $0.001 par value, 1,500,000 shares authorized at September 30, 2015 and December 31, 2014; 1,416,463 and 1,416,160 shares issued at September 30, 2015 and December 31, 2014, respectively; 10,451 and 9,993 shares outstanding at September 30, 2015 and December 31, 2014, respectively	–	–
Stockholders' equity:
Undesignated preferred stock, $0.001 par value; 8,583,840 and 8,583,840 shares authorized at September 30, 2015 and December 31, 2014, respectively. No shares authorized, issued and outstanding at September 30, 2015 and December 31, 2014 respectively	–	–
Common Stock, $0.001 par value; 75,000,000 shares authorized; 14,169,665 and 10,731,160 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	14	11
Additional paid–in capital	310,248	308,288
Accumulated other comprehensive loss	(890)	(281)
Accumulated deficit	(302,606)	(299,163)
Total stockholders' equity	6,766	8,855
Non–controlling interests	243	442
Total equity	7,009	9,297

Total stockholders' equity, liabilities and non–controlling interest	$7,584	$10,676

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per–share amounts, unaudited)

	Nine months ended September 30,
	2015	2014
Revenues:
Licensing	$102	$81
Gaming	2	7
	104	88
Cost of revenues:
Licensing	5	–

Gross margin	99	88

Operating expenses:
General and administrative	2,293	3,026
Research and development	–	153
	2,293	3,179

Operating loss	(2,194)	(3,091)

Other non–operating (expense) / income:
Interest and other (expense) / income	(28)	7
Impairment of notes receivable	(256)	–
Loss on sale of assets	(144)	–
	(428)	7

Net loss before income taxes and non–controlling interest	(2,622)	(3,084)

Income tax benefit	–	1

Net loss from continuing operations before non–controlling interest	(2,622)	(3,083)

Discontinued operations – DraftDay.com:
Net loss from discontinued operations	(787)	(1,184)
Gain on termination of asset purchase agreement	250	–
Loss on sale of assets	(387)	–
	(924)	(1,184)

Net loss before non–controlling interest	(3,546)	(4,267)

Net loss attributable to non–controlling interest	103	373

Net loss attributable to Common stockholders	$(3,443)	$(3,894)

Net loss attributable to Common stockholders	$(3,443)	$(3,894)
Other comprehensive loss:
Unrealized loss on investments	(609)	–
Comprehensive loss	$(4,052)	$(3,894)

Per–share data:
Basic and diluted loss per share – continuing operations	$(0.20)	$(0.30)
Basic and diluted loss per share – discontinued operations	(0.07)	(0.13)
Basic and diluted loss per share	(0.27)	(0.43)

Weighted average number of common shares outstanding	12,911,492	9,175,695

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per–share amounts, unaudited)

	Three months ended September 30
	2015	2014
Revenues:
Licensing	$90	$1
Gaming	–	–
	90	1
Cost of revenues:
Licensing	5	–

Gross margin	85	1

Operating expenses:
General and administrative	642	961
Research and development	–	40
	642	1,001

Operating loss	(557)	(1,000)

Other non–operating (expense) / income:
Interest and other income	8	2
Impairment of notes receivable	(256)	–
Loss on sale of assets	(144)	–
	(392)	2

Net loss before income taxes and non–controlling interest	(949)	(998)

Income tax expense	–	(10)

Net loss from continuing operations before non–controlling interest	(949)	(1,008)

Discontinued operations – DraftDay.com:
Net loss from discontinued operations	(229)	(443)
Gain on termination of asset purchase agreement	250	–
Loss on sale of assets	(387)	–
	(366)	(443)

Net loss before non–controlling interest	(1,315)	(1,451)

Net (income) / loss attributable to non–controlling interest	(6)	70

Net loss attributable to common stockholders	$(1,321)	$(1,381)

Net loss attributable to common stockholders	$(1,321)	$(1,381)
Other comprehensive loss:
Unrealized loss on investments	(609)	–
Comprehensive loss	$(1,930)	$(1,381)

Per–share data:
Basic and diluted loss per share – continuing operations	$(0.07)	$(0.10)
Basic and diluted loss per share – discontinued operations	(0.03)	(0.05)
Basic and diluted loss per share	(0.10)	(0.15)

Weighted average number of common shares outstanding	14,123,208	9,685,023

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands, unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss before non–controlling interest	$(3,546)	$(4,267)
Net loss from discontinued operations	924	1,184
	(2,622)	(3,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6	22
Amortization of intangible assets	170	241
Stock–based expense	223	357
Reserve for note receivable	250	–
Loss on sale of assets	144	–
Warrant expense	–	71
Change in operating assets and liabilities:
Accounts receivable	(7)	33
Prepaid expenses and other current assets	92	(12)
Accounts payable	50	(38)
Accrued expenses	9	45
Other payables	1	(8)
Net cash used in operating activities	(1,684)	(2,372)

Cash flows from investing activities:
Release of restricted cash and security deposit	101	2
Sale of intangible assets	35	–
Issuance of note receivable	(250)	–
Net cash (used in) / provided by investing activities	(114)	2

Cash flows from financing activities:
Proceeds from ATM sales of common stock, net of fees	1,644	1,285
Net cash provided by financing activities	1,644	1,285

Cash flows from discontinued operations – DraftDay.com:
Net cash used in operating activities	(66)	(1,258)
Net cash used in investing activities	–	(94)
Net cash used in discontinued operations	(66)	(1,352)

Net change in cash and cash equivalents	(220)	(2,437)
Cash and cash equivalents, beginning of period	648	4,642
Cash and cash equivalents, end of period	$428	$2,205

 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands, unaudited)

	Nine months ended September 30,
	2015	2014
Investments received in consideration for sale of DraftDay.com	$3,030	$–
Issuance of notes receivable in consideration for sale of DraftDay.com	2,109	–
Transfers from the non–controlling interest	(96)	–
Stock issued for acquisition of DraftDay.com	–	190
Stock issued for acquisition of non–controlling interest in FanTD	–	103
Assets disposed and liabilities transferred through sale of assets:
Property and equipment – DraftDay.com	(17)	–
Intangible assets – DraftDay	(561)	–
Goodwill – DraftDay.com	(4,948)	–
Intangible assets – MGT Interactive	(180)	–
Assets acquired and liabilities assumed through purchase of assets:
Intangible assets	–	790
Player deposit liability	–	(547)

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

Gaming

MGT’s portfolio of assets in the online, mobile gaming and social casino gaming space includes DraftDay.com (see sale discussion below), MGTPLAY.com and Slot Champ.

Sale of DraftDay.com

Effective September 3, 2015, the Company terminated the asset purchase agreement originally entered into on June 11, 2015, as further amended, between MGT Sports and Random Outcome USA Inc. (“RO”), (the "RO Agreement). According to its terms, the RO Agreement could be terminated by the Company or RO if a closing had not occurred by August 31, 2015. The RO Agreement provided for the sale of the DraftDay Business to RO for a purchase price of $4,000 plus stock and warrants of RO. On September 8, 2015, the Company and MGT Sports entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Viggle, Inc. (“Viggle”) and Viggle’s subsidiary DraftDay Gaming Group, Inc. (“DDGG”), pursuant to which Viggle acquired all of the assets of the DraftDay.com business (the “DraftDay Business”) from the Company and MGT Sports. In exchange for the DraftDay Business, Viggle paid MGT Sports the following: (a) 1,269,342 shares of Viggle’s common stock, par value $0.001 per share, (b) a promissory note in the amount of $234 due September 29, 2015 (the “September 2015 Note”), (c) a promissory note in the amount of $1,875 due March 8, 2016 (the “March 2016 Note”), and (d) 2,550,000 shares of common stock of DDGG. In addition, in exchange for providing certain transitional services, DDGG issued to MGT Sports a warrant to purchase 1,500,000 shares of DDGG common stock at an exercise price of $0.40 per share. Following consummation of the transactions of the Asset Purchase Agreement, including certain agreements between Viggle and third parties, MGT Sports owns 2,550,000 shares of DDGG common stock, Viggle owns 11,250,000 shares of DDGG common stock, and Sportech, Inc. own 9,000,000 shares of DDGG common stock. As a result of the transaction, the Company has presented the MGT Sports segment as a discontinued operation.

The following table summarizes fair values of the net assets assumed in consideration for the sale of the DraftDay Business assets:

Viggle common shares received at closing share price of $1.30	$1,650
Viggle promissory notes	2,109
DDGG common shares received at fair market value of $0.40 per share(1)	1,020
DDGG stock purchase warrants received (2)	360
DraftDay.com assets (3)	5,526

The transaction resulted in a loss on the sale of $387.

(1)	DDGG common shares were valued based on recent equity sales by DDGG to Viggle. Viggle purchased shares of DDGG at a price of $0.40 per share.
(2)	The Company determined fair value of the warrants received utilizing a Black–Scholes option pricing model. The Company utilized the following assumptions: fair value of common share of DDGG stock – $0.40 per share, exercise price of $0.40, risk free rate of 0.65%, expected volatility of 98% which is the 3–year historical volatility of the Company’s common stock.

(3)	DraftDay.com assets consist of the following:

IT equipment	$17
Domain	39
Customer list	101
Source Code	421
Goodwill	4,948
Total	$5,526

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

In May 2014, Aruze America successfully sought a stay of the Mississippi action pending resolution of a Petition filed by a co–defendant for Inter Parties Review (“IPR”) with the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office (“PTO”), challenging the’088 patent.

Aruze America and a related company, Aruze Macau, subsequently filed additional IPR Petitions seeking review of the ’088 and ‘554 patents. Aruze America also filed a Request for Ex Parte Re–examination of the ’088 patent that was subsequently denied.

On July 29, 2015, MGT, Aruze America, Aruze Macau, and Penn agreed, through their respective counsel, to settle all pending disputes, including the Mississippi litigation and all proceedings at the PTO. The parties subsequently jointly terminated the Mississippi litigation and the PTO proceedings. The Company received a payment of $90, which was earned as licensing revenue.

Sale of assets – MGT Interactive

On April 21, 2015, Gioia Systems, LLC (“Gioia”) filed a complaint against the Company, the Company’s majority owned subsidiary, MGT Interactive, LLC and Interactive directors with the United States District Court for the Southern District of New York. MGT Interactive, LLC was also included as a derivative plaintiff in the actions, LLC’s complaint asserts claims for breach of contract and breach of fiduciary duty relating to the September 2013 Contribution Agreement and related agreements between Gioia, the Company and MGT Interactive, LLC.

On August 28, 2015, the Company and MGT Interactive along with Gioia entered into an Assignment and Sale Agreement (the “Agreement”). MGT Interactive sold certain tangible and intellectual property assets in exchange for Gioia’s 49% membership interest in Interactive along with a cash payment of $35. The Agreement also required Gioia to cause the Court to dismiss its complaint against the Company. As a result of the Agreement, the Company recognized a $144 loss on sale of assets.

The following summarizes the recognition of the Agreement:

Cash	$35
49% membership interest	(96)
Intangible assets	(179)
Additional paid in capital	96
Loss on sale	$144

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 8–03 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These Condensed Consolidated Financial Statements should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2014, as filed with the SEC on April 15, 2015. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2015.

Note 2. Going Concern and Management plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2015, the Company had incurred significant operating losses since inception and continues to generate losses from operations and has an accumulated deficit of $302,606. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Commercial results have been limited and the Company has not generated significant revenues. The Company cannot assure its stockholders that the Company’s revenues will be sufficient to fund its operations. If adequate funds are not available, the Company may be required to curtail its operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of our technologies or products that the Company would not otherwise relinquish.

The Company's primary source of operating funds since inception has been debt and equity financings. On December 30, 2013, and as amended on March 27, 2014, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with Ascendiant Capital Markets, LLC (the “Manager”). Pursuant to the ATM Agreement, the Company may offer and sell shares of its Common Stock (the “Shares”) having an aggregate offering price of up to $8.5 million from time to time through the Manager. The Company intends to use the net proceeds from any sales of Shares in the offering for working capital, capital expenditures, and general business purposes. For the Nine months ended September 30, 2015, the Company sold approximately 3,155,000 Shares under the ATM Agreement for gross proceeds of approximately $1,695 before related expenses. The proceeds will be used for general corporate purposes. As of November 14, 2015, the Company has approximately $5.4 million remaining under the program, assuming sufficient Shares are available to be issued.

At September 30, 2015, MGT’s cash, cash equivalents and restricted cash were $467. The Company intends to raise additional capital, either through debt or equity financings or through the continued sale of the Company’s assets in order to achieve its business plan objectives. Management believes that it can be successful in obtaining additional capital; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

On September 8, 2015, the Company and MGT Sports entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Viggle, Inc. (“Viggle”) and Viggle’s subsidiary DraftDay Gaming Group, Inc. (“DDGG”), pursuant to which Viggle acquired all of the assets of the DraftDay.com business (the “DraftDay Business”) from the Company and MGT Sports. In exchange for the DraftDay Business, Viggle paid MGT Sports the following: (a) 1,269,342 shares of Viggle’s common stock, par value $0.001 per share, (b) a promissory note in the amount of $234 due September 29, 2015 (the “September 2015 Note”), (c) a promissory note in the amount of $1,875 due March 8, 2016 (the “March 2016 Note”), and (d) 2,550,000 shares of common stock of DDGG.

The Company anticipates, but cannot guarantee, that following the sale of the DraftDay Business its operating costs will be reduced by approximately $125 per month.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were “Carrying Value of the Long–lived Assets,” “Valuation Allowance for Deferred Tax Assets,” “Valuation of Equity Instruments ” and “Valuation of Investments.”

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

Reclassification of discontinued operations

In accordance with ASC 205–20 regarding the presentation of discontinued operations the assets, liabilities and activity of the DraftDay.com business have been reclassified as a discontinued operation for all periods presented.

Assets and liabilities related to the discontinued operations of DraftDay.com are as follows:

	As of
	September 30, 2015	December 31, 2014
Cash and cash equivalents	$–	$807
Other current assets	–	30
Property and equipment	–	32
Intangible assets	–	809
Goodwill		4,948
Total assets	–	$6,626

Accounts payable	$–	$46
Player deposits	–	942
Total liabilities	–	$988

DraftDay.com’s losses for the three and nine months ended September 30, 2015 and 2014 are included in “Loss from discontinued operations” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

Summarized financial information for DraftDay.com’s operations for the three and nine months ended September 30, 2015 and 2014 are presented below:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	$176	$297	$640	$615
Cost of revenue	(39)	(168)	(225)	(384)
Gross margin	137	129	415	231
Operating expenses	(366)	(572)	(1,202)	(1,415)
Net loss	$(229)	$(443)	$(787)	$(1,184)

Investments

Equity security investments available for sale, at market value, reflect unrealized appreciation and depreciation, as a result of temporary changes in market value during the period, in shareholders’ equity, net of income taxes in “accumulated other comprehensive income (loss)” in the consolidated balance sheets. For non–publicly traded securities, market prices are determined through the use of pricing models that evaluate securities.  For publicly traded securities, market value is based on quoted market prices or valuation models that use observable market inputs.

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

The computation of diluted loss per share for the three and nine months ended September 30, 2015, excludes 10,451 shares in connection to the convertible Preferred Stock, 1,020,825 warrants and 9,000 unvested restricted shares, as they are anti–dilutive due to the Company’s net loss. For the three and nine months ended September 30, 2014, the computation excludes 9,845 shares in connection to the convertible Preferred Stock, 1,020,825 warrants and 130,000 unvested restricted shares, as they are anti–dilutive due to the Company’s net loss.

Recent accounting pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015–16, simplifying the Accounting for Measurement–Period Adjustments that eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new guidance does not change what constitutes a measurement period adjustment. The Company does not expect the adoption of this ASU to significantly impact the consolidated financial statements.

In August 2015, the FASB issued ASU 2015–15 Interest– Imputation of Interest, final guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. This publication has been updated to reflect an SEC staff member’s comment in June 2015 that the staff will not object to an entity presenting the cost of securing a revolving line of credit as an asset, regardless of whether a balance is outstanding. The Company does not expect the adoption of this ASU to significantly impact the consolidated financial statements.

In May 2015, the FASB issued ASU 2015–07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This ASU removes, from the fair value hierarchy, investments which measure fair value using net asset value per share practical expedient. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. For public companies, this ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendment should be applied retrospectively to all periods presented. The Company is expected to make the required changes to the fair value hierarchy disclosure as of the effective date of this new guidance.

In April 2015, the FASB issued ASU 2015–05, Intangibles – Goodwill and Other – Internal–Use Software (Subtopic 350–40). This ASU provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. For public business entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2015–05 on our financial statements and disclosures.

Note 4. Goodwill and intangible assets

The Company’s intangible assets for continuing operations consisted of the following:

Goodwill
Balance at January 1, 2015	$1,496
Disposals	–
Balance at September 30, 2015	$1,496

Intangible Assets
Balance at January 1, 2015	$1,608
Disposals	(179)
Amortization expense	(170)
Balance at September 30, 2015	$1,259

	Estimated remaining useful life	September 30, 2015
Intellectual property	6 years	$1,913
Trademarks	2 years	65
Less: Accumulated amortization		(719)
Intangible assets, net		$1,259

In the three and nine months ended September 30, 2015 the Company recorded an amortization expense of $55 and $170, respectively (2014: $62 and $241).

Note 5. Note receivable

On February 26, 2015, the Company signed a letter of intent with Tera Group, Inc., owner of TeraExchange, LLC, a Swap Execution Facility regulated by the U.S. Commodity Futures Trading Commission, to negotiate a merger agreement. Since the merger agreement was not executed by the execution date, the merger was aborted. Simultaneous with the letter of intent, on February 26, 2015, the Company purchased a promissory note in the principal amount of $250 bearing interest at the rate of 5% per annum from the aggregate unpaid principal balance and all accrued and unpaid interest are due and payable upon demand at any time after August 15, 2015. As of November 14, 2015, the Company has fully reserved against the collectability of this note and the corresponding accrued interest.

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

For the three months ended September 30, 2015 and 2014, respectively, the Company issued 155 and 146 of Dividend Shares to the Preferred Stock holders. For the nine months ended September 30, 2015 and 2014, respectively, the Company issued 458 and 432 of Dividend Shares to the Preferred Stock holders.

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

Options granted under the Plan vest as determined by the Company’s Compensation and Nominations Committee and expire over varying terms, but not more than seven years from date of grant. In the case of an Incentive Stock Option that is granted to a 10% shareholder on the date of grant, such Option shall not be exercisable after the expiration of five years from the date of grant. No option grants were issued during the three and nine months ended September 30, 2015, and 2014.

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

A summary of the Company’s employee’s restricted stock as of September 30, 2015, is presented below:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2015	110,000	$1.48
Granted	55,000	0.56
Vested	(100,500)	0.97
Forfeited	(55,500)	1.28
Non–vested at September 30, 2015	9,000	$1.98

For the three and nine months ended September 30, 2015 the Company has recorded $18 and $82, respectively, (2014: $37 and $254) in employee and director stock–based compensation expense, which is a component of selling, general and administrative expense in the condensed Consolidated Statement of Operations.

In the three and nine months ended September 30, 2015, and 2014, the Company did not allocate any stock–based compensation expense to non–controlling interest.

Unrecognized compensation cost

As of September 30, 2015, unrecognized compensation costs related to non–vested stock–based compensation arrangements, was $3 (2014: $141), and is expected to be recognized over a weighted average period of 0.04 (2014: 0.93) years.

Stock–based compensation – non–employees

For the three and nine months ended September 30, 2015 the Company granted and issued a total of 80,166 and 296,624 shares respectively, to non-employees for services rendered. The shares were recorded at $26 and $141 respectively, using the closing market value on respective dates of issuance.

Subsequent to September 30, 2015, and through the date of filing the Quarterly Report on Form 10–Q, the Company granted and issued a total of 30,000 shares to non–employees for services rendered. The shares were recorded at $10 using the closing market value on respective dates of issuance.

Warrants

As of September 30, 2015 the Company had 1,020,825 warrants outstanding at weighted average exercise price of $3.47, and an intrinsic value of $nil.

As of September 30, 2015, all issued warrants are exercisable and expire through 2018.

Note 8. Non–controlling interest

At September 30, 2015 the Company’s non–controlling interest was as follows:

	MGT Gaming	MGT Interactive	M2P Americas	Total
Non–controlling interest at January 1, 2015	$370	$92	$(20)	$442
Non–controlling share of loss / (income)	(105)	4	(2)	(103)
Transfers from non–controlling interest		(96)		(96)
Non–controlling interest at September 30, 2015	$265	$–	$(22)	$243

Note 9. Operating leases, commitments and security deposit

On August 20, 2014, the Company entered into a First Lease Modification and Extension Agreement, extending for a period of one year the current lease on the Harrison office. The lease expires on November 30, 2015.

Total lease rental expense for the three months ended September 30, 2015 and 2014, was $27 and $30, respectively. Total lease rental expense for the nine months ended September 30, 2015 and 2014, was $69 and $92, respectively.

On October 26, 2015, the Company entered into an Office License Agreement commencing December 1, 2015. The term expires on November 30, 2016 and carries a monthly fee of $4. The Company paid a refundable service retainer of $6 and a non–refundable set up fee of $1.

On September 28, 2015, the Company provided Robert Ladd, President and Chief Executive Officer, and Robert Traversa, Treasurer and Chief Financial Officer, with written notices of its intent not to renew their employment agreements. The employment agreements will expire in accordance with their terms on November 30, 2015.

On October 7, 2015, the Company entered into an amended and restated employment agreement with Robert Ladd, its Chief Executive Officer and President, effective October 1, 2015. The agreement amends and restates in its entirety the employment agreement entered into between the Company and Mr. Ladd on November 19, 2012 and amended January 28, 2014.The term of the agreement shall expire on November 30, 2016, subject to automatic renewals of one year. The agreement provides for a base salary of $199 per year. Pursuant to the agreement, the Company also granted Mr. Ladd 200,000 shares of unregistered common stock. Mr. Ladd is eligible for bonus compensation and equity awards as may be approved in the discretion of the Compensation Committee and the Board of Directors.  Upon termination of his employment for reasons other than death, disability, or cause or upon resignation for good reason, Mr. Ladd will be entitled to a severance payment equal to the higher of the aggregate amount of his base salary for the then remaining term of the agreement or twelve times the average monthly base salary paid or accrued during the three full calendar months immediately preceding such termination. All unvested stock options shall immediately vest and the exercise period of such options shall be extended to the later of the longest period permitted by the Company’s stock option plans or ten years following the termination date. The agreement also contains non–compete and change of control provisions.

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

The Company evaluates performance of its operating segments based on revenue and operating (loss). Segment information as of September 30, 2015, and December 31, 2014, are as follows:

	Intellectual property	Gaming – Continuing Operations	Unallocated corporate/other	Total	Gaming –Discontinued Operations
Three months ended September 30, 2015
Revenue	$90	$–	$–	$90	$176
Cost of revenue	(5)	–	–	(5)	(39)
Gross margin	85	–	–	85	137
Operating profit/(loss )	13	(8)	(562)	(557)	(229)

Three months ended September 30, 2014
Revenue	$1	$–	$–	$1	$297
Cost of revenue	–	–	–	–	(168)
Gross margin	1	–	–	1	129
Operating profit/(loss)	(83)	(321)	(596)	(1,000)	(443)

Nine months ended September 30, 2015
Revenue	$102	$2	$–	$104	$640
Cost of revenue	(5)	–	–	(5)	(225)
Gross margin	97	2	–	99	415
Operating profit/(loss )	(214)	(33)	(1,947)	(2,194)	(787)

Nine months ended September 30, 2014
Revenue	$81	$7	$–	$88	$615
Cost of revenue	–	–	–	–	(384)
Gross margin	81	7	–	88	231
Operating profit/(loss )	(269)	(1,040)	(1,782)	(3,091)	(1,184)

September 30, 2015
Cash and cash equivalents (excludes $39 of restricted cash)	$–	$–	$428	$428	$–
Property and equipment	–	2	3	5	–
Intangible assets	1,234	25	–	1,259	–
Goodwill	–	1,496	–	1,496	–
December 31, 2014
Cash and cash equivalents (excludes $138 of restricted cash)	$11	$12	$625	$648	$807
Property and equipment	–	6	5	11	32
Intangible assets	1,577	31	–	1,608	809
Goodwill	–	1,496	–	1,496	4,948
Additions:
Property and equipment	–	–	–	–	41
Intangible assets	–	–	–	–	790

Note 11. Fair Value

The authoritative guidance for fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact. The guidance describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

The following table provides the liabilities carried at fair value measured on a recurring basis as of April 30, 2015 and October 31, 2014:

September 30, 2015	Level 1	Level 2	Level 3	Total
Investments – Viggle common shares	$1,041	$–	$–	$1,041
Investments – DDGG	$–	$–	$1,380	$1,380

December 31, 2014	Level 1	Level 2	Level 3	Total
–	$–	$–	$–	$–

Investments – DDGG

September 30, 2015
Balance at December 31, 2014	$–
Receipt of Investments – DDGG	1,380
Change in fair value	–
Balance at September 30, 2015	$1,380

Note 12. Subsequent events

The Company has evaluated events that occurred subsequent to September 30, 2015, and through the date of the Condensed Consolidated Financial Statements.

On October 8, 2015, the Company entered into separate subscription agreements (the “Subscription Agreement”) with accredited investors (the “Investors”) relating to the issuance and sale of $700 of units (the “Units”) at a purchase price of $0.25 per Unit, with each Unit consisting of one share (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and a three year warrant (the “Warrants”) to purchase two shares of Common Stock at an initial exercise price of $0.25 per share (such sale and issuance, the “Private Placement”).

The Warrants are exercisable at a price of $0.25 on the earlier of (i) one year from the date of issue or (ii) the occurrence of certain corporate events, including a private or public financing, subject to approval of the lead investor, in which the Company receives gross proceeds of at least $7,500; a spinoff; one or more acquisitions or sales by the Company of certain assets approved by the stockholders of the Company; or a merger, consolidation, recapitalization, or reorganization approved by the stockholders of the Company (each, a “Qualifying Transaction”). The Warrants may be exercised by means of a “cashless exercise” following the four–month anniversary of the date of issue, provided that the Company has consummated a Qualifying Transaction and there is no effective registration statement registering the resale of the shares of Common Stock underlying the Warrants (the “Warrant Shares”). The Company is prohibited from effecting an exercise of any Warrant to the extent that, as a result of any such exercise, the holder would beneficially own more than 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon exercise of such Warrant, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%. The Warrants are also subject to certain adjustments upon certain actions by the Company as outlined in the Warrants. Prior to receipt of shareholder approval, the warrants, when aggregated with the shares of common stock issued in the offering, shall not be exercisable into more than 19.99% of the number of shares of Common Stock outstanding as of the closing date.

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

MGT and its subsidiaries are principally engaged in the business of acquiring, developing and monetizing assets in the online and mobile gaming space as well as the social casino industry. MGT’s portfolio of assets in the online, mobile gaming and social casino gaming space includes DraftDay.com (see September 8, 2015 development below), FantasySportsLive.com, MGT Play and Slot Champ. The Company also provides a white–label service to third party marketers.

In addition, MGT Gaming owns two U.S. patents covering certain features of casino slot machines. Both patents were asserted against alleged infringers in various actions in federal court in Mississippi. On July 29, 2015, MGT, Aruze America, Aruze Macau, and Penn agreed, through their respective counsel, to settle all pending disputes, including the Mississippi litigation and all proceedings at the PTO. The parties have subsequently jointly terminated the Mississippi litigation and the PTO proceedings. The Company received a payment of $90, which was earned as licensing revenue.

On September 8, 2015, the Company and MGT Sports entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Viggle, Inc. (“Viggle”) and Viggle’s subsidiary DraftDay Gaming Group, Inc. (“DDGG”), pursuant to which Viggle acquired all of the assets of the DraftDay.com business (the “DraftDay Business”, “DraftDay.com”) from the Company and MGT Sports. In exchange for the acquisition of DraftDay.com, Viggle paid MGT Sports the following: (a) 1,269,342 shares of Viggle’s common stock, par value $0.001 per share, (b) a promissory note in the amount of $234 due September 29, 2015 (the “September 2015 Note”), (c) a promissory note in the amount of $1,875 due March 8, 2016 (the “March 2016 Note”), and (d) 2,550,000 shares of common stock of DDGG. In addition, in exchange for providing certain transitional services, DDGG will issue to MGT Sports a warrant to purchase 1,500,000 shares of DDGG common stock at an exercise price of $0.40 per share. Following consummation of the transactions contemplated by the Asset Purchase Agreement, including certain agreements between Viggle and third parties, MGT Sports owns 2,550,000 shares of DDGG common stock, Viggle owns 11,250,000 shares of DDGG common, and Sportech, Inc. own 9,000,000 shares of DDGG common stock. The Company anticipates, but cannot guarantee, that following the sale of the DraftDay Business its operating costs will be reduced by approximately $125 per month. As a result of the transaction, the Company has presented the MGT Sports segment as a discontinued operation.

On August 28, 2015, the Company and MGT Interactive along with Gioia entered into an Assignment and Sale Agreement (the “Agreement”). MGT Interactive sold certain tangible and intellectual property assets in exchange for Gioia’s 49% membership interest in Interactive along with a cash payment of $35. The Agreement also required Gioia to cause the Court to dismiss its complaint against the Company. As a result of the Agreement, the Company recognized a $144 loss on sale of assets.

Outside of the business of acquiring, developing and monetizing assets in the online, mobile gaming and casino gaming space, MGT’s wholly owned subsidiary Medicsight owns U.S. Food and Drug Administration approved medical imaging software and has designed an automated carbon dioxide insufflation device which receives royalties from an international manufacturer.

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

Three months ended September 30, 2015 and 2014

The Company achieved the following results for the three months ended September 30, 2015, and 2014, respectively:

·	Revenues from continuing operations totaled $90 (2014: $1).

·	Operating expenses were $642 (2014: $1,001).

·	Loss from discontinued operations were $366 (2014: $443).

·	Net loss attributable to Common shareholders was $1,321 (2014: $1,381) and resulted in a basic and diluted loss per share of $0.10 (2014: $0.13). Net loss from continuing operations before non–controlling interest was $949 (2014: $1,008).

Our operating expenses decreased approximately 36% during the quarter ended September 30, 2015 compared to quarter ended September 30, 2014. The decrease is primarily attributed to reductions in professional fees, corporate governance and stock–based compensation expense along with certain expenses allocated to the discontinued operations.

Intellectual property

In the three months ended September 30, 2015, the Company recognized $90 in licensing revenue related to the gaming patent, compared to $1 for the same period last year, which was primarily from the Insufflator.

Selling, general and administrative expenses for the three months ended September 30, 2015 were $72 (2014: $84), attributed to legal and consulting costs and amortization of the intellectual property assets.

Gaming – Continuing operations

During the three months ended September 30, 2015, our selling, general and administrative expenses for this segment were $8 (2014: $281). In the prior year the expenses consisted of employee compensation, information technology and office related expenses in MGT Studios. The company did not incur any research and development costs for the three months ended September 30, 2015, (2014: $40). The decreases are due to the headcount and overhead expense reductions in 2015 as the Company focused on monetizing DraftDay.com.

Gaming – Discontinued operations (DraftDay.com)

During the three months ended September 30, 2015, the Company recognized $176 in revenues for this segment as compared to $297 for the same period last year. The decrease is attributable to selling and discontinuing the operation during the three months ended September 30, 2015.

Our cost of revenue for the three months ended September 30, 2015 was $39 (2014: $168), which primarily consisted of overlay incurred on the DraftDay website. The website offers Daily Fantasy Sports contests and charges entry fees to play. Occasionally, as an incentive for user activity some contests may pay out higher prize money than the charged entry fees, the expense is recognized as overlay and included in cost of revenues.

During the three months ended September 30, 2015, our selling, general and administrative expenses were $366 (2014: $572), primarily consisting of marketing expenses, employee compensation, information technology and office related expenses. The decrease is attributable to selling and discontinuing the operation during the three months ended September 30, 2015.

Unallocated corporate / other

Selling, general and administrative expenses during the three months ended September 30, 2015 were $562 (2014: $597), primarily due to lower corporate governance and stock–based compensation expense.

The Company recorded $8 in interest income, recognized an impairment of $256 on a note receivable, and recorded a loss of $144 on the sale of assets during the quarter ended September 30, 2015.

During the comparable period ended September 30, 2014, the Company recognized interest income of $2.

Nine months ended September 30, 2015 and 2014

The Company achieved the following results for the nine months ended September 30, 2015, and 2014, respectively:

·	Revenues from continuing operations totaled $104 (2014: $88).

·	Operating expenses were $2,293 (2014: $3,179).

·	Losses of $924 from discontinued operations (2014: $1,184).

·	Net loss attributable to Common shareholders was $3,443 (2014: $3,894) and resulted in a basic and diluted loss per share of $0.27 (2014: $0.78). Net loss from continuing operations before non–controlling interest was $2,622 (2014: $3,083).

Our operating expenses decreased approximately 28% during the nine months ended September 30, 2015 compared to nine months ended September 30, 2014. The decrease is primarily attributed to reductions in professional fees, corporate governance and stock–based compensation expense along with certain expenses related to the discontinued operations.

Intellectual property

In the nine months ended September 30, 2015, the Company recognized $102 primarily related to gaming patent, compared to $81 for the same period last year, mostly attributed to the Insufflator.

Selling, general and administrative expenses for the nine months ended September 30, 2015 were $311 (2014: $350), related to legal and consulting costs and amortization of the intellectual property assets.

Gaming – Continuing operations

During the nine months ended September 30, 2015, our selling, general and administrative expenses for this segment were $35 (2014: $894). In the prior year the expenses consisted of employee compensation, information technology and office related expenses in MGT Studios. The company did not incur any research and development costs for the nine months ended September 30, 2015, (2014: $153). The decreases are due to the headcount and overhead expense reductions in 2015 as the Company focused on monetizing DraftDay.com.

Gaming – Discontinued operations (DraftDay.com)

During the nine months ended September 30, 2015, the Company recognized $640 in revenues for this segment as compared to $615 for the same period last year. The revenues were lower in the previous year, as the Company did not acquire DraftDay until the second quarter of 2014.

Our cost of revenue for the nine months ended September 30, 2015 was $225 (2014: $384), which primarily consisted of overlay incurred on the DraftDay website. The website offers Daily Fantasy Sports contests and charges entry fees to play. Occasionally, as an incentive for user activity some contests may pay out higher prize money than the charged entry fees, the expense is recognized as overlay and included in cost of revenues.

During the nine months ended September 30, 2015, our selling, general and administrative expenses were $1,202 (2014: $1,415), primarily consisting of marketing expenses, employee compensation, information technology and office related. The decrease is attributable to selling and discontinuing the operation during the three months ended September 30, 2015.

Unallocated corporate / other

Selling, general and administrative expenses during the nine months ended September 30, 2015 were $1,947 (2014: $1,782), primarily due to reclassification.

The Company recorded $28 in interest expense, recognized an impairment of $256 on a note receivable, and recorded a loss of $144 on the sale of assets during the nine months ended September 30, 2015. During the comparable period ended September 30, 2014, the Company recognized interest expense of $1 and recorded an impairment of $135 on intangible assets.

Liquidity and capital resources

	September 30,	December 31,
	2015	2014
Working capital summary:
Cash and cash equivalents (excluding $39 and $138 of restricted cash as of June 30, 2015 and December 31, 2014 respectively)	$428	$648
Other current assets	2,977	146
Current assets – Discontinued operations	–	838
Current liabilities	(575)	(391)
Current liabilities – Discontinued operations	–	(988)
Working capital surplus	$2,830	$253

	Nine months ended September 30,
	2015	2014
Cash flow summary:
Cash (used in) / provided by:
Operating activities	$(1,684)	$(2,372)
Investing activities	(114)	2
Financing activities	1,644	1,285
Discontinued operations	(66)	(1,352)
Net decrease in cash and cash equivalents	$(220)	$(2,437)

On September 30, 2015, MGT’s cash and cash equivalents were $428 excluding $39 of restricted cash. The Company continues to exercise discipline with respect to current expense levels, as revenues remain limited. Our cash and cash equivalents have decreased during the nine months ended September 30, 2015, primarily due to $1,684 used in operating activities, the $250 note sold to Tera and mostly offset by the release of restricted cash and security deposit of $101 and $1,644 in net proceeds from ATM sales of common stock.

Operating activities

Our net cash used in operating activities differs from the net loss predominantly because of various non–cash adjustments such as depreciation, amortization of intangibles and stock–based compensation, and change in fair value of warrants and movement in working capital.

Risks and uncertainties related to our future capital requirements

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2015, the Company had incurred significant operating losses since inception and continues to generate losses from operations and has an accumulated deficit of $302,606. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Commercial results have been limited and the Company has not generated significant revenues. The Company cannot assure its stockholders that the Company’s revenues will be sufficient to fund its operations. If adequate funds are not available, the Company may be required to curtail its operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of our technologies or products that the Company would not otherwise relinquish.

The Company's primary source of operating funds since inception has been debt and equity financings. On December 30, 2013, and as amended on March 27, 2014, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with Ascendiant Capital Markets, LLC (the “Manager”). Pursuant to the ATM Agreement, the Company may offer and sell shares of its Common Stock (the “Shares”) having an aggregate offering price of up to $8.5 million from time to time through the Manager. The Company intends to use the net proceeds from any sales of Shares in the offering for working capital, capital expenditures, and general business purposes. For the nine months ended September 30, 2015, the Company sold approximately 3,155,000 Shares under the ATM Agreement for gross proceeds of approximately $1,644 before related expenses. The proceeds will be used for general corporate purposes. As of August 14, 2015, the Company has approximately $5.4 million remaining under the program, assuming sufficient Shares are available to be issued.

At September 30, 2015, MGT’s cash, cash equivalents and restricted cash were $467. The Company intends to raise additional capital, either through debt or equity financings or through the continued sale of the Company’s assets in order to achieve its business plan objectives. Management believes that it can be successful in obtaining additional capital; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

On September 8, 2015, the Company and MGT Sports entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Viggle, Inc. (“Viggle”) and Viggle’s subsidiary DraftDay Gaming Group, Inc. (“DDGG”), pursuant to which Viggle acquired all of the assets of the DraftDay.com business (the “DraftDay Business”, “DraftDay.com”) from the Company and MGT Sports. In exchange for the acquisition of DraftDay.com, Viggle paid MGT Sports the following: (a) 1,269,342 shares of Viggle’s common stock, par value $0.001 per share, (b) a promissory note in the amount of $234 due September 29, 2015 (the “September 2015 Note”), (c) a promissory note in the amount of $1,875 due March 8, 2016 (the “March 2016 Note”), and (d) 2,550,000 shares of common stock of DDGG. In addition, in exchange for providing certain transitional services, DDGG will issue to MGT Sports a warrant to purchase 1,500,000 shares of DDGG common stock at an exercise price of $0.40 per share. Following consummation of the transactions contemplated by the Asset Purchase Agreement, including certain agreements between Viggle and third parties, MGT Sports owns 2,550,000 shares of DDGG common stock, Viggle owns 11,250,000 shares of DDGG common, and Sportech, Inc. own 9,000,000 shares of DDGG common stock. The Company anticipates, but cannot guarantee, that following the sale of the DraftDay Business its operating costs will be reduced by approximately $125 per month. As a result of the transaction, the Company has presented the MGT Sports segment as a discontinued operation.

On October 8, 2015, the Company entered into separate subscription agreements (the “Subscription Agreement”) with accredited investors (the “Investors”) relating to the issuance and sale of $700 of units (the “Units”) at a purchase price of $0.25 per Unit, with each Unit consisting of one share (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and a three year warrant (the “Warrants”) to purchase two shares of Common Stock at an initial exercise price of $0.25 per share (such sale and issuance, the “Private Placement”).

The Warrants are exercisable at a price of $0.25 on the earlier of (i) one year from the date of issue or (ii) the occurrence of certain corporate events, including a private or public financing, subject to approval of the lead investor, in which the Company receives gross proceeds of at least $7,500; a spinoff; one or more acquisitions or sales by the Company of certain assets approved by the stockholders of the Company; or a merger, consolidation, recapitalization, or reorganization approved by the stockholders of the Company (each, a “Qualifying Transaction”). The Warrants may be exercised by means of a “cashless exercise” following the four month anniversary of the date of issue, provided that the Company has consummated a Qualifying Transaction and there is no effective registration statement registering the resale of the shares of Common Stock underlying the Warrants (the “Warrant Shares”). The Company is prohibited from effecting an exercise of any Warrant to the extent that, as a result of any such exercise, the holder would beneficially own more than 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon exercise of such Warrant, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%. The Warrants are also subject to certain adjustments upon certain actions by the Company as outlined in the Warrants.

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

Item 4.  Controls and procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a–15(e) or 15d–15(e) of the Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2015 (the end of the period covered by this Quarterly Report on Form 10–Q), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal proceedings

On April 21, 2015, Gioia Systems, LLC (“Gioia”) filed a complaint against the Company, the Company’s majority owned subsidiary, MGT Interactive, LLC and Interactive directors with the United States District Court for the Southern District of New York.  MGT Interactive, LLC was also included as a derivative plaintiff in the action.  Gioia Systems, LLC’s complaint asserts claims for breach of contract and breach of fiduciary duty relating to the September 3, 2013 Contribution Agreement and related agreements between Gioia, the Company and MGT Interactive, LLC.  This litigation was settled on October 2, 2015.

On November 2, 2012, MGT Gaming filed a lawsuit (No. 3:12–cv–741) in the United States District Court for the Southern District of Mississippi alleging patent infringement against certain companies which either manufacture, sell or lease gaming systems alleged to be in violation of MGT Gaming’s patent rights, or operate casinos that offer gaming systems that are alleged to be in violation of MGT Gaming’s ’088 patent, including Penn National Gaming, Inc. (“Penn”), and Aruze Gaming America, Inc. (“Aruze America”). An amended complaint added the ’554 patent, a continuation of the ’088 patent. In May 2014, Aruze America successfully sought a stay of the Mississippi action pending resolution of a Petition filed by a co–defendant for Inter Parties Review (“IPR”) with the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office (“PTO”), challenging the’088 Patent. Aruze America and a related company, Aruze Macau, subsequently filed additional IPR Petitions seeking review of the ’088 and ‘554 patents. Aruze America also filed a Request that was subsequently denied for Ex Parte Re–examination of the ’088 patent. On July 29, 2015, MGT, Aruze America, Aruze Macau, and Penn agreed, through their respective counsel, to settle all pending disputes, including the Mississippi litigation and all proceedings at the PTO. The parties subsequently jointly terminated the Mississippi litigation and the PTO proceedings. The Company received a payment of $90, which was earned as licensing revenue.

Item 1–A.  Risk factors

Following our September 8, 2015 asset purchase agreement with Viggle Inc., we own 10% of DraftDay Gaming Group, Inc., which operates a daily fantasy sports website. Companies with daily fantasy sports offerings operate in an unclear and evolving regulatory environment. If a regulator, state attorney general or US Attorney takes the position that DraftDay's business operates in violation of applicable laws, or if laws are changed, it could force DraftDay to cease operating in certain states or to change its business models in ways that could materially and negatively impact its business. Current regulations require that DraftDay operate in a manner that may result in financial risk.

At a U.S. federal level, Unlawful Internet Gambling Enforcement Act of 2006 (UIGEA) prohibits online gambling practices, but exempts fantasy sports, as long as they operate within certain parameters. The UIGEA specifically exempts fantasy sports games, educational games, or any online contest that "has an outcome that reflects the relative knowledge of the participants, or their skill at physical reaction or physical manipulation (but not chance), and, in the case of a fantasy or simulation sports game, has an outcome that is determined predominantly by accumulated statistical results of sporting events, including any non-participant's individual performances in such sporting events..." However, all prizing must be determined and announced in advance of the competition and cannot be influenced by the fees or number of participants. This creates financial risk because DraftDay must determine prizes for games in advance, and if DraftDay does not have enough paying players in a game to cover the amount of the prize for the game, DraftDay could experience significant losses.

Even if DraftDay operates in compliance with UIGEA, individual states can take more restrictive positions. In most U.S. states, fantasy sports currently is generally considered a game of skill and therefore not considered gambling. However, some states either use a more restrictive test of whether a game is one of skill or have specific laws outlawing pay-to-play fantasy sports. Therefore, DraftDay does not operate in Arizona, Iowa, Louisiana, Montana, Nevada, Vermont or Washington. In addition, on November 10, 2015, the Attorney General of New York issued a letter to FanDuel and DraftKings, two of the largest competitors in the fantasy sports industry, stating that it believes that their activities constitute illegal gambling under the laws of the State of New York and instructing them to cease their offerings to New York residents. As a result, DraftDay has ceased its fantasy sports offerings to New York residents, pending further developments on the matter. The legislative and regulatory environment for daily fantasy sports is evolving. The fantasy sports market has been subject to a significant amount of publicity and scrutiny in recent months. A number of states have recently undertaken reviews of the fantasy sports market to determine whether to regulate the market. Either the U.S. government or additional states could potentially pass laws or interpret their current laws in ways in a manner that would cause DraftDay to cease operating in those states, or to change the manner in which it operates. Any such change could materially and adversely affect DraftDay's business.

Item 2.  Unregistered sales of equity securities and use of proceeds

In the quarter ended September 30, 2015, the Company issued 155 shares of Series A Convertible Preferred stock as dividend shares to holders, representing dividends due from July 1, 2015, through September 30, 2015.

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

MGT CAPITAL INVESTMENTS, INC

November 16, 2015	By:	/s/ ROBERT B. LADD
Robert B. Ladd
President and Chief Executive Officer
(Principal Executive Officer)

November 16, 2015	By:	/s/ ROBERT P. TRAVERSA
Robert P. Traversa
Treasurer and Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

