Form 10-K
period 2015-12-31
MGT CAPITAL INVESTMENTS INC
filed 2016-04-14
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10–K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

MGT CAPITAL INVESTMENTS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	001-32698	13–4148725
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

500 Mamaroneck Avenue, Suite 320, Harrison, NY 10528, USA

(Address of principal executive offices, including zip code)

914–630–7430

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S–T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☒   No ☐

Indicate by check mark if disclosure of delinquent filers is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b–2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated filer	☐
Non–accelerated Filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell Company (as defined in Rule 12b–2 of the Act).  Yes ☐    No ☒

As of June 30, 2015, the last day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the registrant’s Common stock held by non–affiliates of the registrant was approximately $7,800,000.

As of April 13, 2016, the registrant had outstanding 18,098,221 shares of Common stock, $0.001 par value. (the “Common stock”)

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

INDEX

(in thousands, except share and per–share amounts)

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10–K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward–looking statements that involve risks and uncertainties, as well as assumptions that, if never materialize or prove incorrect, could cause the results of MGT Capital Investments, Inc. and its consolidated subsidiaries (the “Company”) to differ materially from those expressed or implied by such forward–looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward–looking statements, although not all forward–looking statements contain these identifying words. All statements other than statements of historical fact are statements that could be deemed forward–looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, our ability to enforce and monetize our patents, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations, the execution of restructuring plans; any statements concerning the likelihood of success of our patent enforcement litigation; any statement concerning developments, any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the performance of contracts by partners; employee management issues; the difficulty of aligning expense levels with revenue changes; and other risks that are described herein, including but not limited to the specific risks areas discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report, and that are otherwise described from time to time in the Company’s periodic disclosure statements and for reports filed with the Securities and Exchange Commission. The Company assumes no obligation and does not intend to update these forward–looking statements.

PART I

Item 1. Business

MGT Capital Investments, Inc. (“MGT,” “the Company,” “we,” “us”) is a Delaware corporation, incorporated in 2000. The Company was originally incorporated in Utah in 1977. MGT is comprised of the parent company, wholly–owned subsidiaries Medicsight, Inc. (“Medicsight”), MGT Sports, Inc. (“MGT Sports”), MGT Studios, Inc. (“MGT Studios”), and majority–owned subsidiary MGT Gaming, Inc. MGT Studios also owns a controlling minority interest in the subsidiary M2P Americas, Inc. Our corporate office is located in Harrison, New York.

MGT and its subsidiaries are principally engaged in the business of acquiring, developing and monetizing assets in the online and mobile gaming space as well as the social casino industry. MGT’s portfolio includes a social casino platform Slot Champ and minority stakes in the skill–based gaming platform MGT Play and fantasy sports operator DraftDay Gaming Group, Inc. (“DDGG”) (see September 8, 2015 development below).

In addition, MGT Gaming owns three patents covering certain features of casino slot machines. Two of the patents were asserted against alleged infringers in various actions in federal court in Mississippi. In July 2014, MGT Gaming dismissed its lawsuits against WMS Gaming Inc., and in August 2015, the Company and defendants Aruze America and Penn National Gaming agreed to settle all pending litigation and all proceedings at the U. S. Patent and Trademark Office. The Company received a payment of $90, which was recorded as licensing revenue. In an effort to monetize its gaming patent portfolio, the Company has engaged Munich Innovations GmbH, the patent monetization firm that sold MGT’s medical patent portfolio to Samsung in 2013 for $1.5 million.

On September 8, 2015, the Company and MGT Sports entered into an Asset Purchase Agreement with Viggle, Inc. (“Viggle”) and Viggle’s subsidiary DDGG, pursuant to which Viggle acquired all of the assets of the DraftDay.com business (“DraftDay.com”) from the Company and MGT Sports. In exchange for the acquisition of DraftDay.com, Viggle paid MGT Sports the following: (a) 1,269,342 shares of Viggle’s common stock, since renamed Draftday Fantasy Sports, Inc. (NASDAQ: DDAY), (b) a promissory note in the amount of $234 paid on September 29, 2015, (c) a promissory note in the amount of $1,875 due March 8, 2016, and (d) 2,550,000 shares of common stock of DDGG (private entity). In addition, in exchange for providing certain transitional services, DDGG issued to MGT Sports a warrant to purchase 1,500,000 shares of DDGG common stock. Following consummation of the transaction, MGT Sports owns an 11% equity interest in DDGG, Viggle (since renamed Draftday Fantasy Sports, Inc.) owns 49%, and Sportech, Inc. owns 39%. As a result of the transaction, the Company has presented DraftDay.com as a discontinued operation. There can be no assurance that the Company will be able to realize full value of the above consideration, the Company has taken a reserve of $300 against the March 8, 2016 promissory note and continues to monitor for further possible impairment.

 Medicsight owns U.S. Food and Drug Administration approved medical imaging software and has designed an automated carbon dioxide insufflation device on which it receives royalties from an international manufacturer.

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

 Following the sale of DraftDay.com, the Company has been considering all methods to create value for shareholders, including potential mergers, spin–offs, distributions and other strategic actions.

Competition

MGT encounters intense competition in all its businesses, in most cases from larger companies with greater financial resources such as the daily fantasy sports operators FanDuel, Inc. and DraftKings, Inc. or Zynga, Inc. (NASDAQ: ZNGA) and Caesars Acquisition Company (NASDAQ: CACQ) which focus on social and real money online gaming.

Employees

Currently, the Company and its subsidiaries have 2 full–time employees. None of our employees is represented by a union and we believe our relationships with our employees are good.

Available information

MGT maintains a website at www.mgtci.com. The Company makes available free of charge our annual report on Form 10–K, Quarterly Reports on Form 10–Q and current reports on Form 8–K, including any amendments to the foregoing reports, as soon as is reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission or the SEC. These materials along with our Code of Business Conduct and Ethics are also available through our corporate website at www.mgtci.com. A copy of this Annual Report on Form 10–K (“Annual report”) is located at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1–800–SEC–0330.  The public may also download these materials from the Securities and Exchange Commission’s website at http://www.sec.gov.  Any amendments to, and waivers of, our Code of Business Conduct and Ethics will be posted on our corporate website. The Company is not including the information contained at mgtci.com as a part of this Annual Report.

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

Licensing accounted for substantially all of our revenues from continuing operations for the year ended December 31, 2015. Our success depends upon customers choosing to use, and search advertising partners choosing to advertise, on, our online, mobile and casino gaming products. Decisions by customers and our search advertising partners not to adopt our products at projected rates, or changes in market conditions, may adversely affect the use or distribution of our products. Because of our revenue concentration in the online, mobile and casino gaming business, such shortfalls or changes could have a negative impact on our financial results, or with regard to some of our larger advertising partners specifically, our results of operations, financial condition and/or liquidity will suffer.

Our acquisition activities may disrupt our ongoing business, may involve increased expenses and may present risks not contemplated at the time of the transactions.

We have acquired, and may continue to acquire, companies, products and technologies that complement our strategic direction. Acquisitions involve significant risks and uncertainties, including:

●	diversion of management time and a shift of focus from operating the businesses to issues related to integration and administration;

●	inability to successfully integrate the acquired technology and operations into our business and maintain uniform standards, controls, policies and procedures;

●	challenges retaining the key employees, customers and other business partners of the acquired business; inability to realize synergies expected to result from an acquisition;

●	in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;

●	liability for activities of the acquired companies before the acquisition, including violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities; and

●	that any acquisitions will occur at all, or that any such acquisitions will be accretive to earnings, book value and other financial metrics, or that any such acquisitions will generate positive returns for Company stockholders. Furthermore, it is contemplated that any acquisitions may require the Company to raise capital; such capital may not be available on terms acceptable to the Company, if at all.

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

The mobile game application business is still developing, and our efforts to develop mobile games may prove unsuccessful, or even if successful, it may take more time than we anticipate to achieve significant revenues from this activity because, among other reasons:

●	we may have difficulty optimizing the monetization of our mobile games due to our relatively limited experience creating games that include micro–transaction capabilities, advertising and offers;

●	we intend to continue to develop substantially all of our games based upon our own intellectual property, rather than well–known licensed brands, and we may encounter difficulties in generating sufficient consumer interest in and downloads of our games, particularly since we have had relatively limited success generating significant revenues from games based on our own intellectual property;

●	many well–funded public and private companies have released, or plan to release, mobile games, and this competition will make it more difficult for us to differentiate our games and derive significant revenues from them;

●	mobile games have a relatively limited history, and it is unclear how popular this style of game will become or remain or its revenue potential;

●	our mobile strategy assumes that a large number of players will download our games because they are free and that we will subsequently be able to effectively monetize the games; however, players may not widely download our games for a variety of reasons, including poor consumer reviews or other negative publicity, ineffective or insufficient marketing efforts, lack of sufficient community features, lack of prominent storefront featuring and the relatively large file size of some of our “thin–client games,” which often utilize a significant amount of the available memory on a user’s device. Due to the inherent limitations of the most commonly–used smartphone platforms and telecommunications networks, which only allow applications that are less than 50 megabytes to be downloaded over a carrier’s wireless network, players must download one of our thick–client games either via a wireless Internet (Wi–Fi) connection, or initially to their computer and then side–load the thick–client game to their device;

●	even if our games are widely downloaded, we may fail to retain users or optimize the monetization of these games for a variety of reasons, including poor game design or quality, lack of community features, gameplay issues such as game unavailability, long load times or an unexpected termination of the game due to data server or other technical issues, or our failure to effectively respond and adapt to changing user preferences through game updates;

●	the billing and provisioning capabilities of some smartphones and tablets are currently not optimized to enable users to purchase games or make in–app purchases, which make it difficult for users of these smartphones and tablets to purchase our games or make in–app purchases and could reduce our addressable market, at least in the short term; and megabytes to be downloaded over a carrier’s wireless network, players must download one of our thick–client games either via a wireless Internet (Wi–Fi) connection, or initially to their computer and then side–load the thick–client game to their device;

●	the Federal Trade Commission has indicated that it intends to review issues related to in–app purchases, particularly with respect to games that are marketed primarily to minors, and the commission might issue rules significantly restricting or even prohibiting in–app purchases or name us as a defendant in a future class–action lawsuit.

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

Some of our competitors and our potential competitors have one or more advantages over us, either globally or in particular geographic markets, which include:

●	significantly greater financial resources;

●	greater experience with the mobile games business model and more effective game monetization;

●	stronger brand and consumer recognition regionally or worldwide;

●	stronger strategy which may reach our target audience better than our current strategy;

●	greater experience integrating community features into their games and increasing the revenues derived from their users;

●	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non–mobile products;

●	larger installed customer bases from related platforms, such as console gaming or social networking websites, to which they can market and sell mobile games;

●	more substantial intellectual property of their own from which they can develop games without having to pay royalties;

●	lower labor and development costs and better overall economies of scale;

●	greater platform–specific focus, experience and expertise; and

●	broader global distribution and presence.

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

We anticipate that our operating results will vary widely depending on a number of factors, some of which are beyond our control. These factors are likely to include:

●	demand for our online services by consumers;

●	costs of attracting consumers to our website, including costs of receiving exposure on third–party websites;

●	costs related to forming strategic relationships;

●	our ability to significantly increase our distribution channels;

●	competition from companies offering same or similar products and services and from companies with much deeper financial, technical, marketing and human resources;

●	the amount and timing of operating costs and capital expenditures relating to expansion of our operations;

●	costs and delays in introducing new services and improvements to existing services;

●	changes in the growth rate of internet usage and acceptance by consumers of electronic commerce; and

●	changes and introduction of new software e.g. pop up blockers.

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

Our future success will depend on our ability to accomplish the following:

●	license and develop leading technologies useful in our business;

●	develop and enhance our existing products and services;

●	develop new services and technologies that address the increasingly sophisticated and varied needs of prospective consumers; and

●	respond to technological advances and emerging industry standards and practices on a cost–effective and timely basis.

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

Despite our efforts to protect our intellectual property rights, any of the following or similar occurrences may reduce the value of our intellectual property:

●	our applications for patents, trademarks and copyrights may not be granted and, if granted, may be challenged or invalidated;

●	issued trademarks, copyrights, or patents may not provide us with any competitive advantages versus potentially infringing parties;

●	our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology; or

●	our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we acquire and/or prosecute.

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

We have incurred significant operating losses since inception and generate limited revenues from operations. As a result, we have generated negative cash flows from operations and have an accumulated deficit of $303,944 as of December 31, 2015. We are operating in a developing industry based on a new technology and our primary source of funds to date has been through the issuance of securities and borrowing funds. There can be no assurance that management’s efforts will be successful or that the products we develop and market will be accepted by consumers. If our products are ultimately unsuccessful in the market, this could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

If we continue to fail to maintain the adequacy of our internal accounting controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an on–going basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes–Oxley Act of 2002.  Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

Item 1B. Unresolved staff comments

Not applicable.

Item 2. Properties

Our principal corporate office is located at 500 Mamaroneck Avenue, Suite 320, Harrison, New York 10528, under a lease that expires on November 30, 2016. The Company believes our office is in good condition and is sufficient to conduct our operations.

Item 3. Legal proceedings

On April 21, 2015, Gioia Systems, LLC (“Gioia”) filed a complaint against the Company, the Company’s majority owned subsidiary, MGT Interactive, LLC and Interactive directors with the United States District Court for the Southern District of New York.  MGT Interactive, LLC was also included as a derivative plaintiff in the action.  Gioia Systems, LLC’s complaint asserts claims for breach of contract and breach of fiduciary duty relating to the September 3, 2013 Contribution Agreement and related agreements between Gioia, the Company and MGT Interactive, LLC.  This litigation was settled on August 28, 2015 with the Company receiving cash consideration of $35.

On November 2, 2012, MGT Gaming filed a lawsuit (No. 3:12–cv–741) in the United States District Court for the Southern District of Mississippi alleging patent infringement against certain companies which either manufacture, sell or lease gaming systems alleged to be in violation of MGT Gaming’s patent rights, or operate casinos that offer gaming systems that are alleged to be in violation of MGT Gaming’s ’088 patent, including Penn National Gaming, Inc. (“Penn”), and Aruze Gaming America, Inc. (“Aruze America”). An amended complaint added the ’554 patent, a continuation of the ’088 patent. In May 2014, Aruze America successfully sought a stay of the Mississippi action pending resolution of a Petition filed by a co–defendant for Inter Parties Review (“IPR”) with the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office (“PTO”), challenging the’088 Patent. Aruze America and a related company, Aruze Macau, subsequently filed additional IPR Petitions seeking review of the ’088 and ‘554 patents. Aruze America also filed a Request that was subsequently denied for Ex Parte Re–examination of the ’088 patent. On July 29, 2015, MGT, Aruze America, Aruze Macau, and Penn agreed, through their respective counsel, to settle all pending disputes, including the Mississippi litigation and all proceedings at the PTO. The parties subsequently jointly terminated the Mississippi litigation and the PTO proceedings. The Company received a payment of $90, which was recorded as licensing revenue.

Item 4. Mine safety disclosures

None.

PART II

Item 5. Market for registrant’s common equity, related stockholder matters and issuer’s purchases of equity securities

Market information

Our Common stock is traded on the NYSE MKT LLC (“NYSE MKT”) under the symbol “MGT.”

The following table sets forth the high and low last reported sales prices of our Common stock for each quarterly period during 2015 and 2014.

	High	Low
2015
Fourth quarter	$0.41	$0.22
Third quarter	0.43	0.18
Second quarter	0.62	0.35
First quarter	0.79	0.36

2014
Fourth quarter	$1.08	$0.57
Third quarter	1.90	0.64
Second quarter	2.00	1.05
First quarter	2.73	1.78

On April 11, 2016, the Company’s Common stock closed on NYSE MKT at $0.24 per share and there were 371 stockholders of record.

Dividends

The Company has never declared or paid cash dividends on its Common stock and has no intention to do so in the foreseeable future.

For the years ending December 31, 2015, and 2014, the Company issued an aggregate of 615 and 580 shares of Convertible Preferred Series A stock respectively, as dividend shares. These issuances did not result in any proceeds to the Company.

Securities authorized for issuance under equity compensation plans

No option grants were issued during the year ended December 31, 2015. Further reference is made to the information contained in the Equity Compensation Plan table contained in Item 12 of this Annual Report.

Issuer purchases of equity securities

There were no repurchases of the Company’s Common stock during the year ended December 31, 2015.

Item 6. Selected financial data.

Not applicable.

Item 7. Management’s discussion and analysis of financial condition and results of operations

Executive summary

MGT Capital Investments, Inc., a Delaware corporation (“MGT,” “the Company,” “we,” “us”), was incorporated on November 27, 2000 as HTTP Technology, Inc. The Company was originally incorporated in Utah in 1977. MGT is comprised of the parent company, its wholly–owned subsidiaries Medicsight, Inc. (“Medicsight”), MGT Sports, Inc. (“MGT Sports”), MGT Studios, Inc. (“MGT Studios”), and its majority–owned subsidiary MGT Gaming, Inc. (“MGT Gaming”). MGT Studios also owns a controlling minority interest in the subsidiary M2P Americas, Inc. Our corporate office is located in Harrison, New York.

MGT and its subsidiaries are principally engaged in the business of acquiring, developing and monetizing assets in the online and mobile gaming space as well as the social casino industry. MGT’s portfolio includes a social casino platform Slot Champ and minority stakes in the skill–based gaming platform MGT Play and fantasy sports operator DraftDay Gaming Group, Inc. (“DDGG”) (see Recent Development below).

MGT Sports

MGT Sports owns a minority equity stake in DDGG, which operates a leading global business–to–business operator of daily fantasy sports. DDGG supplies a full white–label solution that allows businesses to participate in the fast growing skill–based game market. By using DDGG's white label solution, a business can offer a fantasy sports product to its customers without incurring the ongoing technology costs and other capital expenditures. DDGG also owns and operates the DraftDay.com platform in the U. S.

On May 20, 2013, MGT Sports completed the acquisition of 63% of the outstanding membership interests of FanTD LLC, a startup daily fantasy sports website. During the year ended December 31, 2014 the Company acquired the remaining 37% interest in FanTD.

On April 7, 2014, the Company completed the acquisition from Card Runners, Inc. of all business assets and intellectual property related to DraftDay.com. During it ownership, MGT transformed DraftDay with a series of improvements to the platform technology and player experience. In addition, the Company was able to significantly reduce operating expenses and improve gross margin. MGT Sports also became one of the first companies to introduce an enterprise quality B2B solution and signed several white label agreements. The Company also introduced transparent financial reporting and strong internal controls, employing highly reliable and scalable technology. To ensure security and regulatory compliance of the platform, MGT Sports instituted industry leading KYC (know–your–customer) controls approved by major credit card processors and gaming attorneys. At the same time, DraftDay and its white label partners maintained a user interface that is highly rated by players.

On September 8, 2015, the Company and MGT Sports entered into an Asset Purchase Agreement with Viggle, Inc. (“Viggle”) and Viggle’s subsidiary DDGG, pursuant to which Viggle acquired all of the assets of the DraftDay.com business (“DraftDay.com”) from the Company and MGT Sports. In exchange for the acquisition of DraftDay.com, Viggle paid MGT Sports the following: (a) 1,269,342 shares of Viggle’s common stock, since renamed Draftday Fantasy Sports, Inc. (NASDAQ: DDAY), (b) a promissory note in the amount of $234 paid on September 29, 2015, (c) a promissory note in the amount of $1,875 due March 8, 2016, and (d) 2,550,000 shares of common stock of DDGG. In addition, in exchange for providing certain transitional services, DDGG issued to MGT Sports a warrant to purchase 1,500,000 shares of DDGG common stock. Following consummation of the transaction, MGT Sports owns an 11% equity interest in DDGG, Viggle (since renamed Draftday Fantasy Sports, Inc.) owns 49%, and Sportech, Inc. owns 39%. As a result of the transaction, the Company has presented DraftDay.com as a discontinued operation. There can be no assurance that the Company will be able to realize full value of the above consideration, the Company has taken a reserve of $300 against the March 8, 2016 promissory note and continues to monitor for further possible impairment.

On March 24, 2016 (the “Effective Date”), the Company entered into an Exchange Agreement (the “Agreement”) with DraftDay Fantasy Sports, Inc. (“DraftDay”). The purpose of the Agreement was to exchange that certain outstanding promissory note (the “Note”) in the principal amount of $1,875 issued on September 8, 2015, for other equity and debt securities of DraftDay, after the Note went into default on March 8, 2016. On the Effective Date, the Note had an outstanding principal balance of $1,875 and accrued interest in the amount of $51 (the “Interest”). Pursuant to the Agreement, a portion consisting of $825 of the outstanding principal of the Note was exchanged for 2,748,353 shares of DraftDay’s common stock, and an additional portion of $110 of the outstanding principal was exchanged for 110 shares (the “Preferred Shares”) of a newly created class of preferred stock, the Series D Convertible Preferred Stock. The Preferred Shares are convertible into an aggregate of 366,630 shares of DraftDay’s common stock, except that conversions shall not be effected to the extent that, after issuance of the conversion shares, MGT’s aggregate beneficial ownership (together with that of its affiliates) would exceed 9.99%. Finally, DraftDay agreed to make a cash payment to MGT Sports for the total amount of Interest. In exchange for the forgoing, MGT Sports and the Company agreed to waive all Events of Default under the Note prior to the Effective Date and to release DraftDay from any rights, remedies and claims related thereto. After giving effect to the forgoing, the remaining outstanding principal balance of the Note is $940 (the “Remaining Balance”). The Remaining Balance of the Note shall continue to accrue interest a rate of 5% per annum, and all terms of the Note shall remain unchanged except that the maturity date is changed to July 31, 2016.

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

MGT sought dismissal of Aruze Macau’s IPR Petition based on the grounds that Aruze America, not Aruze Macau, was the real party in interest and/or was in privity with Aruze Macau, and that the Aruze entities delayed more than 12 months after the filing of MGT’s infringement action against Aruze America based on the ‘088 patent and are therefore barred from filing an IPR against that patent. On February 20, 2015, the PTAB denied MGT’s request for dismissal of the Aruze Macau IPR Petition, but granted MGT the right to conduct further discovery on the real party in interest, privity and one–year bar issues that it had raised in its dismissal request. MGT is pursuing such discovery and will reassert the one–year bar as well as addressing Aruze Macau’s arguments on the merits. The PTAB held an initial conference call in that proceeding on March 16, 2015, the same day that MGT’s Preliminary Response to Aruze America’s concurrent IPR Petition directed to the ‘554 patent was filed. MGT is seeking denial of that latter Petition on the grounds that Aruze America has not made out a prima facie case of either anticipation or obviousness based on the prior art asserted in that proceeding.

By motions filed on May 12, 2014, Aruze sought a transfer of the Mississippi infringement action to Nevada as well as a stay pending resolution of IPR proceedings before the PTAB. Only the latter motion has been granted and the Mississippi action remains stayed at present.

In addition, MGT Gaming owns two U.S. patents covering certain features of casino slot machines. Both patents were asserted against alleged infringers in various actions in federal court in Mississippi. On July 29, 2015, MGT, Aruze America, Aruze Macau, and Penn agreed, through their respective counsel, to settle all pending disputes, including the Mississippi litigation and all proceedings at the PTO. The parties have subsequently jointly terminated the Mississippi litigation and the PTO proceedings. The Company received a payment of $90, which was recorded as licensing revenue.

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

MGT filed a completed application for a New Jersey Casino Service Industry Enterprise License (“CSIE”). According to regulations promulgated by the New Jersey Division of Gaming Enforcement (NJDGE), companies providing Internet gaming software or systems, and vendors who manage, control, or administer games and associated wagers conducted through the Internet, must obtain a CSIE. The Company expects a determination from NJDGE after it reviews the Personal History Disclosure forms to be provided by a significant minority stockholder of the Company. Completion of this paperwork is beyond the control of MGT; therefore, the Company is unable to predict when or if a CSIE License will be granted.

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

Results of operations

The Company currently has two operational segments, Gaming and Intellectual Property. Software, Devices, and Services are no longer considered separate business segments and have been merged into the Intellectual Property segment. Certain corporate expenses are not allocated to a particular segment.

Years ended December 31, 2015 and 2014

The Company achieved the following results for the years ended December 31, 2015, and 2014, respectively:

●	Revenues from continuing operations totaled $104 (2014: $94);

●	Operating expenses were $2,821 (2014: $4,114);

●	Losses of $1,068 from discontinued operations (2014: $1,609);

●	Net loss attributable to Common shareholders was $4,781 (2014: $5,330) and resulted in a basic and diluted loss per share of $0.35 (2014: $0.56). Net loss from continuing operations before non–controlling interest was $3,917 (2014: $4,156).

Our operating expenses decreased approximately 31% during the year ended December 31, 2015 compared to year ended December 31, 2014. The decrease is primarily attributed to reductions in headcount, professional fees, corporate governance and stock–based compensation expense.

Intellectual property

In the year ended December 31, 2015, the Company recognized $102 in revenue, primarily related to the non–recurring gaming patent licensing fee, compared to $86 for the same period last year, which was mostly attributed to the royalties on medical devices.

Selling, general and administrative expenses for the year ended December 31, 2015 were $365 (2014: $487), in both years consisting of legal and consulting costs and the amortization of intellectual property assets.

In the year ended December 31, 2015 the company recognized an impairment of $474 related to the gaming patent (2014: $nil).

Gaming – Continuing operations

During the year ended December 31, 2015, our selling, general and administrative expenses for this segment were $34 (2014: $1,199). In the prior year the expenses consisted of employee compensation, information technology and office related expenses of MGT Studios. The company did not incur any research and development costs for the year ended December 31, 2015, (2014: $188). The decreases are due to the headcount and overhead expense reductions in 2015 as the Company focused on monetizing DraftDay.com.

Gaming – Discontinued operations (DraftDay.com)

During the year ended December 31, 2015, the Company recognized $640 in revenues for this segment as compared to $963 for the same period last year. The revenues were lower in the current year as the Company sold the business in September 2015.

Our cost of revenue for the year ended December 31, 2015 was $225 (2014: $610), which primarily consisted of overlay incurred on the DraftDay.com website. Overlay is a promotional incentive for user activity with some contests paying out higher prize money than entry fees. The decrease in 2015 is attributed to lower promotional activity as well as the sale of the business in September 2015.

During the year ended December 31, 2015, our selling, general and administrative expenses were $1,483 (2014: $1,962), mainly consisting of marketing expenses, employee compensation, information technology and office related costs. The decrease is attributable to selling and discontinuing the operation during the year ended December 31, 2015.

Unallocated corporate / other

Selling, general and administrative expenses during the year ended December 31, 2015 were $2,422 (2014: $2,240).

For the year ended December 31, 2015, non–operating expenses mainly consisted of a loss of $144 on the sale of assets, and an impairment charge of $556 on notes receivable. During the comparable period ended December 31, 2014, the Company’s main non–operating expense was an impairment of $135 on intangible assets.

Liquidity and capital resources

	Year ended December 31,
	2015	2014
Working capital summary
Cash and cash equivalents (excluding $39 and $138 of restricted cash as of December 31, 2015 and December 31, 2014 respectively)	$359	$648
Other current assets	61	146
Investments – current	444	–
Notes receivable	1,575	–
Current assets – Discontinued operations	–	838
Current liabilities	(79)	(391)
Current liabilities – Discontinued operations	–	(988)
Working capital surplus	$2,360	$253

	Year ended December 31,
	2015	2014
Cash (used in) / provided by
Operating activities	$(2,424)	$(3,076)
Investing activities	(152)	2
Financing activities	2,499	1,466
Discontinued operations	(212)	(2,116)
Net decrease in cash and cash equivalents	$(289)	$(3,724)

On December 31, 2015, MGT’s cash and cash equivalents were $359 excluding $39 of restricted cash. The Company continues to exercise discipline with respect to current expense levels, as revenues remain limited. Our cash and cash equivalents decreased during the year ended December 31, 2015, primarily due to $2,424 used in operating activities, the purchase of a $250 note receivable and $38 for the purchase of property and equipment. The decrease was mostly offset by the release of restricted cash and security deposit of $101, the sale of intangible assets of $35 and the receipt of net proceeds $1,644 and $855 from the At–The–Market sales of common stock and a private placement sale of common stock, respectively.

Operating activities

Our net cash used in operating activities differs from the net loss predominantly because of various non–cash adjustments such as depreciation, amortization and impairment of intangibles, stock–based compensation, reserve for notes receivable, loss on sale of assets, and the movement in working capital.

Investing activities

On September 8, 2015, the Company and MGT Sports entered into an Asset Purchase Agreement with Viggle, Inc. (“Viggle”) and Viggle’s subsidiary DDGG, pursuant to which Viggle acquired all of the assets of the DraftDay.com business (“DraftDay.com”) from the Company and MGT Sports. In exchange for the acquisition of DraftDay.com, Viggle paid MGT Sports the following: (a) 1,269,342 shares of Viggle’s common stock, since renamed Draftday Fantasy Sports, Inc. (NASDAQ: DDAY), (b) a promissory note in the amount of $234 paid on September 29, 2015, (c) a promissory note in the amount of $1,875 due March 8, 2016, and (d) 2,550,000 shares of common stock of DDGG. In addition, in exchange for providing certain transitional services, DDGG issued to MGT Sports a warrant to purchase 1,500,000 shares of DDGG common stock. Following consummation of the transaction, MGT Sports owns an 11% equity interest in DDGG, Viggle (since renamed Draftday Fantasy Sports, Inc.) owns 49%, and Sportech, Inc. owns 39%. As a result of the transaction, the Company has presented DraftDay.com as a discontinued operation. There can be no assurance that the Company will be able to realize full value of the above consideration, the Company has taken a reserve of $300 against the March 8, 2016 promissory note and continues to monitor for further possible impairment.

Financing activities

During the year ended December 31, 2015, the Company sold approximately 3,155,000 shares of Common stock under the At–The–Market agreement for gross proceeds of approximately $1,644, net of related fees.

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

On December 22, 2015 the Company sold $172 of common stock at a price of $0.25 per share in a Registered Direct offering.

Risks and uncertainties related to our future capital requirements

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2015, the Company had incurred significant operating losses since inception and continues to generate losses from operations and has an accumulated deficit of $303,944. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company's primary source of operating funds since inception has been debt and equity financings. On December 30, 2013, and as amended on March 27, 2014, the Company entered into an At–The–Market Offering Agreement (the “ATM Agreement”) with Ascendiant Capital Markets, LLC (the “Manager”). Pursuant to the ATM Agreement, the Company may offer and sell shares of its Common Stock (the “Shares”) having an aggregate offering price of up to $8.5 million from time to time through the Manager. The Company can use the net proceeds from any sales of Shares in the offering for working capital, capital expenditures, and general business purposes. For the year ended December 31, 2015, the Company sold approximately 3,155,000 Shares under the ATM Agreement for gross proceeds of approximately $1,695 before related expenses. The ATM Agreement expired by its terms in August 2015.

At December 31, 2015, MGT’s cash, cash equivalents and restricted cash were $398. The Company intends to raise additional capital, either through debt or equity financings or through the continued sale of the Company’s assets in order to achieve its business plan objectives. Management believes that it can be successful in obtaining additional capital; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

Revenue recognition

The Company recognizes revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement and that the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is probable. Our material revenue streams are related to the delivery of intellectual property license fees and gaming fees:

●	Licensing – License fee revenue is derived from the licensing of intellectual property. Revenue from license fees is recognized when notification of shipment to the end user has occurred, there are no significant Company obligations with regard to implementation and the Company’s services are not considered essential to the functionality of other elements of the arrangement.

●	Gaming – Gaming revenue is derived from entry fees charged in contests minus prizes paid out in contests.

Stock–based compensation

The Company recognizes compensation expense for all equity–based payments in accordance with ASC 718 “Compensation – Stock Compensation". Under fair value recognition provisions, the Company recognizes equity–based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

Restricted stock awards are granted at the discretion of the Company. These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically over an eighteen–month period (vesting on a straight–line basis). The fair value of a stock award is equal to the fair market value of a share of Company stock on the grant date.

The fair value of option award is estimated on the date of grant using the Black–Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions are the expected stock volatility, the risk–free interest rate, the expected life of the option, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility is calculated based on the historical volatility of our Common stock over the expected option life and other appropriate factors. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on our Common stock and does not intend to pay dividends on our Common stock in the foreseeable future. The expected forfeiture rate is estimated based on historical experience.

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

The Company accounts for share–based payments granted to non–employees in accordance with ASC 505–40, “Equity Based Payments to Non–Employees”. The Company determines the fair value of the stock–based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete. The fair value of the equity instruments is re–measured each reporting period over the requisite service period.

Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group in deciding how to allocate resources and in assessing performance. Our chief operating decision–making group is composed of the chief executive officer and chief financial officer. We operate in two operational segments, Gaming and Intellectual Property. Certain corporate expenses are not allocated to segments.

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

The computation of diluted loss per share for the year ended December 31, 2015, excludes 10,608 shares in connection to the Convertible Preferred stock and 3,820,825 warrants, as they are anti–dilutive due to the Company’s net loss. For the year ended December 31, 2014, the computation excludes 9,993 shares in connection to the Convertible Preferred stock, 1,020,825 warrants and 110,000 unvested restricted shares, as they are anti–dilutive due to the Company’s net loss.

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, “Leases” (topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015–16, simplifying the Accounting for Measurement – Period Adjustments that eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new guidance does not change what constitutes a measurement period adjustment. The Company does not expect the adoption of this ASU to significantly impact the consolidated financial statements.

In August 2015, the FASB issued ASU 2015–15 “Interest – Imputation of Interest”, final guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. This publication has been updated to reflect an SEC staff member’s comment in June 2015 that the staff will not object to an entity presenting the cost of securing a revolving line of credit as an asset, regardless of whether a balance is outstanding. The Company does not expect the adoption of this ASU to significantly impact the consolidated financial statements.

In April 2015, the FASB issued ASU 2015–05, “Intangibles – Goodwill and Other – Internal–Use Software” (Subtopic 350–40). This ASU provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. For public business entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2015–05 on our financial statements and disclosures.

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

Pursuant to Rule 13a–15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Board of Directors and the Chief Executive Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a–15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the Company's management concluded that the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure.

(b) Management’s annual report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as required under applicable United States securities regulatory requirements. Internal control over financial reporting is defined in Rule 13a–15(f) or 15d–15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s chief executive and chief financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. A system of internal controls can provide only reasonable, not absolute, assurance that the objectives of the control system are met, no matter how well the system is conceived or operated. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 in Internal Control Integrated Framework. Based on that evaluation under this framework, our management concluded that our internal control over financial reporting was not effective because of the following significant deficiencies in our internal control over financial reporting:

●	Due to our small number of employees and resources, we have limited segregation of duties, as a result of which there is insufficient independent review of duties performed;

●	As a result of the limited number of accounting personnel, we rely on outside consultants for the preparation of our financial reports, including financial statements and management discussion and analysis, which could lead to overlooking items requiring disclosure.

This annual report does not include an attestation report by our independent registered public accounting firm regarding internal control over financial reporting. As we are neither a large accelerated filer nor an accelerated filer, our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c) Changes in internal control over financial reporting.

On November 30, 2015, our Chief Financial Officer left the Company following expiration of his employment agreement. At that time, our Chief Executive Officer was named Interim Chief Financial Officer.

Item 9B. Other information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Position
H. Robert Holmes	72	Chairman of the Board, Chairman of the Nomination and Compensation Committee, Audit Committee Member, Independent Director
Michael Onghai	46	Chairman of the Audit Committee, Nomination and Compensation Committee Member, Independent Director
Robert B. Ladd	57	President, Chief Executive Officer, Principal Financial Officer and Director
Joshua Silverman	45	Audit Committee, Nomination and Compensation Committee Member, Independent Director

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

Section 16(a) beneficial ownership reporting compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s Common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Other than as disclosed below and based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transaction were reported, we believe that during the fiscal year ended December 31, 2015, our officers, directors and greater than ten percent stockholders timely filed all reports and did not miss any filings as required to file under Section 16(a).

Audit Committee and Audit Committee financial expert

On November 25, 2004, the Board established an Audit Committee to carry out its audit functions. At December 31, 2015, the membership of the Audit Committee was Michael Onghai, H. Robert Holmes and Joshua Silverman.

The Board has determined that Michael Onghai, an independent director, is the Audit Committee financial expert, as defined in Regulation S–K promulgated under the Exchange Act, serving on its Audit Committee.

Item 11. Executive compensation

Summary compensation table

The following table summarizes Fiscal Years 2015 and 2014 compensation for services in all capacities of the Company’s named executive officers and other individuals:

Name	Principal Position	Year	Salary	Bonus	Stock awards (1)	All other compensation		Total compensation
Robert B. Ladd	Chief Executive Officer	2015	$238	$–	$50	$–		$288
	Interim Chief Financial Officer (2)	2014	$285	$–	$–	$–		$285

Robert P. Traversa (3)	Chief Financial Officer	2015	$252	$–	$–	$21	(4)	$273
		2014	$275	$–	$–	$–		$275

(1)	This column discloses the dollar amount of the aggregate grant date fair value of restricted stock granted in the year.

(2)	Mr. Ladd was appointed Interim Chief Financial Officer on December 8, 2015.

(3)	Mr. Traversa served as Chief Financial Officer through November 30, 2015.

(4)	Represents payments for accrued but unused vacation paid upon termination on November 30, 2015.

Grants of Plan–Based Awards

There were no plan–based awards in Fiscal 2015.

Outstanding equity awards at December 31, 2015

There were no outstanding equity awards at December 31, 2015.

Employment agreements

On November 19, 2012, the Company entered into an employment agreement with Robert B. Ladd, to act as its President and Chief Executive Officer. Upon execution of the agreement, Mr. Ladd was granted a $100 cash payment and 50,000 shares of restricted Common stock. The agreement provided for a two–year term, subject to automatic renewals. The agreement provided for a base salary of $285 per year. Pursuant to the employment agreement, Mr. Ladd is eligible for a cash and/or equity bonus as determined by the Compensation Committee. Pursuant to the agreement, in the event that Mr. Ladd dies or is permanently disabled or he is terminated without good cause or he resigns for Good Reason. Mr. Ladd is entitled to (i) a severance payment equal to the higher of his base salary for the remaining term of this agreement or twelve times the average monthly Base Salary paid or accrued during the three full calendar months immediately preceding such determination; (ii) expense compensation in an amount equal to twelve times the sum of the average Base Salary during the full calendar months preceding such termination; (iii) immediate vesting of all stock options; (iv) vacation pay for any vacations days earned but not taken; (v) medical insurance for 12 months; and (vi) the cost of office space, not to exceed $3 per month. Good Reason includes a change of control. If payments are subject to the excise tax imposed by Section 4999 of the Code, the Company will pay Mr. Ladd an additional amount so that the net amount retained by Mr. Ladd shall be equal to what his Total Payments would have been without the Excise Tax and any state and local income taxes. If the Company terminates Mr. Ladd for Cause or Mr. Ladd resigns without Good Reason, he shall only be entitled to any compensation earned but not paid at such time. Mr. Ladd’s employment agreement was filed as an exhibit to the Current Report on Form 8–K we filed with the SEC on November 23, 2012; all defined terms not otherwise defined herein are defined in such employment agreement.

On January 28, 2014, the Company entered into an amendment to Mr. Ladd’s employment agreement which extended the agreement’s term for an additional year, through November 30, 2015. On September 28, 2015, the Company provided Mr. Ladd with written notice of its intent not to renew the employment agreement.

On October 7, 2015, the Company entered into an amended and restated employment agreement with Mr. Ladd, effective October 1, 2015. The agreement amends and restates in its entirety the employment agreement entered into between the Company and Mr. Ladd on November 19, 2012 as amended January 28, 2014. The term of the agreement shall expire on November 30, 2016, subject to automatic renewals of one year. Upon execution of the agreement, Mr. Ladd was granted 200,000 shares of restricted common stock. The agreement provides for a base salary of $199.5 per year. Pursuant to the employment agreement, Mr. Ladd is eligible for a cash and/or equity bonus as determined by the Compensation Committee. Pursuant to the agreement, in the event that Mr. Ladd dies or is permanently disabled or he is terminated without good cause or he resigns for Good Reason. Mr. Ladd is entitled to (i) a severance payment equal to the higher of his base salary for the remaining term of this agreement or twelve times the average monthly Base Salary paid or accrued during the three full calendar months immediately preceding such determination; (ii) expense compensation in an amount equal to twelve times the sum of the average Base Salary during the full calendar months preceding such termination; (iii) immediate vesting of all stock options; (iv) vacation pay for any vacations days earned but not taken; (v) medical insurance for 12 months; and (vi) the cost of office space, not to exceed $3 per month. Good Reason includes a change of control. If payments are subject to the excise tax imposed by Section 4999 of the Code, the Company will pay Mr. Ladd an additional amount so that the net amount retained by Mr. Ladd shall be equal to what his Total Payments would have been without the Excise Tax and any state and local income taxes. If the Company terminates Mr. Ladd for Cause or Mr. Ladd resigns without Good Reason, he shall only be entitled to any compensation earned but not paid at such time. Mr. Ladd’s employment agreement was filed as an exhibit to the Current Report on Form 8–K we filed with the SEC on October 9, 2015; all defined terms not otherwise defined herein are defined in such employment agreement.

On November 19, 2012, the Company entered into an employment agreement with Robert P. Traversa to act as its Treasurer and Chief Financial Officer. The agreement provides for a two–year term, subject to automatic renewals. Upon execution of the agreement, Mr. Traversa was granted a $100 cash payment and 50,000 shares of restricted Common stock. The agreement provides for a base salary of $275 per year. Pursuant to the employment agreement, Mr. Traversa is eligible for a cash and/or equity bonus as determined by the Compensation Committee. Pursuant to the agreement, in the event that Mr. Traversa dies or is permanently disabled or he is terminated without good cause or he resigns for Good Reason. Mr. Traversa is entitled to (i) a severance payment equal to the higher of his base salary for the remaining term of this agreement or twelve times the average monthly Base Salary paid or accrued during the three full calendar months immediately preceding such determination; (ii) expense compensation in an amount equal to twelve times the sum of the average Base Salary during the full calendar months preceding such termination; (iii) immediate vesting of all stock options; (iv) vacation pay for any vacations days earned but not taken; (v) medical insurance for 12 months; and (vi) the cost of office space, not to exceed $3 per month. Good Reason includes a change of control. If payments are subject to the excise tax imposed by Section 4999 of the Code, the Company will pay Mr. Traversa an additional amount so that the net amount retained by Mr. Traversa shall be equal to what his Total Payments would have been without the Excise Tax and any state and local income taxes. If the Company terminates Mr. Traversa for Cause or Mr. Traversa resigns without Good Reason, he shall only be entitled to any compensation earned but not paid at such time. Mr. Traversa’s employment agreement was filed as an exhibit to the Current Report on Form 8–K we filed with the SEC on November 23, 2012; all defined terms not otherwise defined herein are defined in such employment agreement.

On January 28, 2014, the Company entered into an amendment to Mr. Traversa’s employment agreement which extended the agreement’s term for an additional year, through November 30, 2015. On September 28, 2015, the Company provided Mr. Traversa with written notice of its intent not to renew the employment agreement. Mr. Traversa’s employment with the Company terminated on November 30, 2015, in accordance with the terms of his employment agreement.

Director compensation

The following table sets forth the compensation of persons who served as a member of our Board of Directors during all or part of 2015, other than Robert B. Ladd and Robert P. Traversa whose compensations is discussed under "Executive Compensation" below and neither of whom is separately compensated for Board service.

Name	Fees earned or paid in cash	Stock awards	All other compensation	Total
H. Robert Holmes	$30	$–	$–	$30
Michael Onghai	$25	$–	$–	$25
Joshua Silverman	$25	$–	$–	$25

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

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters

Securities authorized for issuance under equity compensation plans

No option grants were issued during the year ended December 31, 2015. The table below provides information on our equity compensation plans as of December 31, 2015:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted–average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	–	$–	$1,780,808	(1)
Equity compensation plans not approved by security holders	–	–	–
Total	–	$–	$1,780,808	(1)

(1)	On December 31, 2015, the Company’s stockholders approved an increase of the number of shares of Common stock issuable under the Company’s 2012 Stock Incentive Plan to 3,00,000 shares. As of December 31, 2015, the Company issued an aggregate of 1,219,192 restricted shares under the Company’s 2012 Stock Incentive Plan, as amended.

Security owner of certain beneficial owners

The following tables set forth certain information regarding beneficial ownership and voting power of the Common stock as of March 30, 2016, of:

●	each person serving as a director, a nominee for director, or executive officer of the Company;

●	all executive officers and directors of the Company as a group; and

●	all persons who, to our knowledge, beneficially own more than five percent of the Common stock or Series A Preferred stock.

“Beneficial ownership” here means direct or indirect voting or investment power over outstanding stock and stock which a person has the right to acquire now or within 60 days after March 30, 2016. See the accompanying footnotes to the tables below for more detailed explanations of the holdings. Except as noted, to our knowledge, the persons named in the tables beneficially own and have sole voting and investment power over all shares listed

Each share of Common stock has one vote per share of Common stock held and each share of Series A Preferred stock has one vote per share of Series A Preferred stock held.

The following table sets forth certain information regarding beneficial ownership of Common stock as of April 11, 2016:

●	each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common stock;

●	each person serving as a director, a nominee for director, or executive officer of the Company; and

●	all executive officers and directors of the Company as a group.

Percentage beneficially owned is based upon 18,098,221 shares of Common stock issued and outstanding as of April 11, 2016.

	Numbers of shares beneficially owned	Percentage of Common equity beneficially owned
Directors and officers (1)
Robert B. Ladd (2)	896,074	5.0%
Joshua Silverman (3)(4)(5)	1,787,204	9.9%
H. Robert Holmes	88,819	*
Michael Onghai	44,545	*
Total current officers and directors as a group (3 persons)	2,816,642	15.6%

* Less than 1%

(1)	Unless otherwise noted, the addresses for the above persons are care of the Company at 500 Mamaroneck Avenue, Suite 320, Harrison, NY 10528.

(2)	Mr. Ladd owns 273,603 shares of Common stock directly. Mr. Ladd may also be deemed to be the beneficial owner of an additional 622,471 shares of Common stock held by Laddcap Value Partners III LLC, a Delaware limited liability company (“Laddcap”), by virtue of his ability to vote or control the vote or dispose or control the disposition of the shares of Common stock held by Laddcap through his position as Managing Member of Laddcap.

(3)	As reported on Amendment Number 4 to the Schedule 13D filed by, among others, Iroquois Capital Management, LLC (“Iroquois”), Iroquois Master Fund Ltd. and Mr. Silverman with the SEC on October 2, 2014, Mr. Silverman is a managing member of Iroquois and Iroquois Master Fund Ltd. Iroquois Master Fund Ltd. directly owns 1,339,096 shares of Common stock. Iroquois is the investment advisor to Iroquois Master Fund Ltd. As a managing member of Iroquois, Mr. Silverman may be deemed the beneficial owner of the 1,339,096 shares of Common stock owned by Iroquois Master Fund Ltd.

(4)	Included in Mr. Silverman’s beneficial ownership are 10,608 shares of Common Stock issuable upon conversion of shares of Series A Convertible Preferred Stock and 437,500 shares of Common Stock issuable upon the exercise of warrants (exercisable at $3.00 per share until May 31, 2017), held by Iroquois Master Fund, Ltd. Excluded are 600,000 shares of common stock underlying warrants (exercisable at $0.25 per share until October 7, 2018) that are not exercisable to the extent an exercise by the holder would result in the holder’s beneficial ownership of the Company exceeding 4.99% of the issued and outstanding common stock. The holder’s ownership has been so adjusted.

(5)	Mr. Silverman’s address is 205 East 42nd St. 20th Fl., New York, New York 10017.

	Numbers of shares beneficially owned	Percentage of Common equity beneficially owned
5% beneficial owners
Iroquois Capital Management, LLC (1)(2)	1,787,204	9.9%
Barry Honig (3)	1,557,823	8.6%
Robert Ladd (4)	896,074	5.0%

(1)	As reported on Amendment Number 4 to the Schedule 13D filed by, among others, Iroquois, Iroquois Master Fund Ltd. and Joshua Silverman with the SEC on October 2, 2014, Iroquois directly owns 48,378 shares of Common Stock and Iroquois Master Fund Ltd. directly owns 990,358 shares of Common Stock. Iroquois is the investment advisor to Iroquois Master Fund Ltd., such that Iroquois may be deemed the beneficial owner of the 990,358 shares of Common Stock owned by Iroquois Master Fund Ltd.

(2)	Included in Iroquois Capital’s beneficial ownership are 10,608 shares of Common Stock issuable upon conversion of shares of Series A Convertible Preferred Stock and 437,500 shares of Common Stock issuable upon the exercise of warrants (exercisable at $3.00 per share until May 31, 2017), held by Iroquois Master Fund, Ltd. Excluded are 600,000 shares of common stock underlying warrants (exercisable at $0.25 per share until October 7, 2018) that are not exercisable to the extent an exercise by the holder would result in the holder’s beneficial ownership of the Company exceeding 4.99% of the issued and outstanding common stock. The holder’s ownership has been so adjusted.

(3)	As reported on Schedule 13G filed by among others, Barry Honig, Mr. Honig holds 305,889 shares of common stock directly, holds 246,855 shares of common stock indirectly through GRQ Consultants, Inc. 401K, for which Mr. Honig is Trustee and over which he holds voting and dispositive power, and holds 1,005,079 shares of common stock indirectly through GRQ Consultants, Inc. Roth 401K FBO Barry Honig, for which Mr. Honig is Trustee and over which he holds voting and dispositive power. Excludes 1,600,000 shares of common stock issuable upon exercise of outstanding warrants held by GRQ Consultants, Inc. Roth 401K FBO Barry Honig. The warrants are not exercisable to the extent an exercise by the holder would result in the holder’s beneficial ownership of the Company exceeding 4.99% of the issued and outstanding common stock. The holder’s ownership has been so limited. Mr. Honig’s address is 555 South Federal Highway, #450, Boca Raton, FL 33432.

(4)	Mr. Ladd owns 273,603 shares of Common stock directly. Mr. Ladd may also be deemed to be the beneficial owner of an additional 622,471 shares of Common stock held by Laddcap Value Partners III LLC, a Delaware limited liability company (“Laddcap”), by virtue of his ability to vote or control the vote or dispose or control the disposition of the shares of Common stock held by Laddcap through his position as Managing Member of Laddcap.

Item 13. Certain relationships and related transactions and director independence

Director independence

Each of the Company’s current independent directors: H. Robert Holmes and Michael Onghai are considered independent under Section 803A of NYSE MKT rules, accordingly to which the Company must comply.

Item 14. Principal accountant fees and services

Marcum LLP (“Marcum”) served as our independent auditors for the fiscal year ended December 31, 2014. On January 25, 2016, we dismissed Marcum, and Friedman LLP (“Friedman”) became our independent auditor. The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2015 and 2014.

	Year ended December 31,
	2015	2014
Audit	$193	$218
Tax	74	32
	$267	$250

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

Exhibit No.	Description

2.1	Articles of Merger of Medicsight, Inc., a Utah corporation (1)
2.2	Certificate of Merger of Medicsight, Inc., a Delaware corporation (1)
3.1	Restated Certificate of Incorporation of MGT Capital Investments, Inc. (2)
3.2	Amended and Restated Bylaws of MGT Capital Investments, Inc. (3)
10.10	Common Stock Warrant dated May 9, 2012 (6)
10.12	Stockholder Agreement dated May 9, 2012, by and among J&S Gaming, Inc., MGT Gaming, Inc. and MGT Capital Investments, Inc. (6)
10.16	Form of Warrant (7)
10.19	Form of Certificate of Designation (9)
10.22	Employment Agreement dated November 19, 2012, by and between the Company and Robert Ladd (10)
10.23	Employment Agreement dated November 19, 2012, by and between the Company and Robert P. Traversa (10)
10.24	Amendment to Executive Employment Agreement of Robert B. Ladd as of January 28, 2014. (11)
10.25	Amendment to Executive Employment Agreement of Robert P. Traversa as of January 28, 2014. (11)
10.26	Asset Purchase Agreement by and between the Company and CardRunners Gaming, Inc. effective April 1, 2014. (12)
21.1	Subsidiaries*
23.1	Consent of Marcum LLP, independent registered public accounting firm, dated April 14, 2016*
23.2	Consent of Friedman LLP, independent registered public accounting firm, dated April 14, 2016*
99.1	Settlement Agreement, dated September 29, 2014, by and among MGT Capital Investments, Inc., Iroquois Capital Management L.L.C., Iroquois Master Fund Ltd. and Joshua Silverman (13)
31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer*
31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial and Accounting Officer*
32.1	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer*
32.2	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Financial and Accounting Officer*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8–K filed on January 19, 2007.

(2)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10–Q, filed November 13, 2013.

(3)	Incorporated herein by reference to the Company’s Current Report filed on Form 8–K, filed January 30, 2014.

(4)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10–Q, filed November 12, 2009.

(5)	Incorporated herein by reference to the Company’s Annual Report on Form 10–K filed April 15, 2011.

(6)	Incorporated herein by reference to the Company’s Current Report on Form 8–K filed May 16, 2012.

(7)	Incorporated herein by reference to the Company’s Current Report on Form 8–K filed May 30, 2012.

(8)	Incorporated herein by reference to the Company’s Current Report on Form 8–K filed October 9, 2012.

(9)	Incorporated herein by reference to the Company’s Current Report on Form 8–K filed October 26, 2012.

(10)	Incorporated herein by reference to the Company’s Current Report on Form 8–K filed October 26, 2012.

(11)	Incorporated herein by reference to the Company’s Current Report filed on Form 8–K, filed January 30, 2014.

(12)	Incorporated herein by reference to the Company’s Current Report on Form 8–K filed April 7, 2014.

(13)	Incorporated herein by reference to the Company’s Current Report on Form 8–K filed September 29, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 14, 2016	MGT CAPITAL INVESTMENTS, INC

	By:	/s/ ROBERT B. LADD
Robert B. Ladd
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert B. Ladd	President, CEO and Director	April 14, 2016
Robert B. Ladd	(Principal Executive Officer, Principal Financial Officer)

/s/ H. Robert Holmes	Director	April 14, 2016
H. Robert Holmes

/s/ Michael Onghai	Director	April 14, 2016
Michael Onghai

/s/ Joshua Silverman	Director	April 14, 2016
Joshua Silverman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of MGT Capital Investments, Inc.

We have audited the accompanying consolidated balance sheet of MGT Capital Investments, Inc. and Subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, redeemable preferred stock and changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MGT Capital Investments, Inc. and Subsidiaries, as of December 31, 2014, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

New York, NY

April 15, 2015

(Except for the December 31, 2014 amounts appearing in the Reclassification of Discontinued Operations Section presented in Note 3 to the consolidated financial statements as to which the date is April 14, 2016.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of MGT Capital Investments, Inc.

We have audited the accompanying consolidated balance sheet of MGT Capital Investments, Inc. (the “Company”) as of December 31, 2015, and the related consolidated statements of operations and comprehensive loss, redeemable preferred stock and changes in stockholders’ equity, and cash flows for the year ended December 31, 2015. MGT Capital Investments, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MGT Capital Investments, Inc. as of December 31, 2015 and the results of its operations and its cash flows for year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred operating losses during the year ended December 31, 2015, and has negative cash flows from operations of $2,424,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. If the Company is unable to successfully refinance or raise capital to fund ongoing operations there would be a material adverse effect to the consolidated financial statements.

/s/ Friedman LLP

East Hanover, New Jersey

April 14, 2016

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per–share amounts)

	Year ended December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$359	$648
Accounts receivable	–	5
Prepaid expenses and other current assets	61	141
Current assets – Discontinued operations	–	838
Investments available for sale	444	–
Notes receivable	1,575	–
Total current assets	2,439	1,632

Non–current assets
Restricted cash	39	138
Property and equipment, at cost, net	35	11
Property and equipment, at cost, net – Discontinued operations	–	32
Intangible assets, net	730	1,608
Intangible assets, net – Discontinued operations	–	809
Goodwill	1,496	1,496
Goodwill – Discontinued operations	–	4,948
Investments, at cost	1,380	–
Other non–current assets	–	2
Total assets	$6,119	$10,676

Liabilities and equity
Current liabilities
Accounts payable	$63	$199
Accrued expenses	15	180
Current liabilities – Discontinued operations	–	988
Other payables	1	12
Total current liabilities	79	1,379

Total liabilities	79	1,379

Commitments and contingencies
Redeemable convertible Preferred stock – Temporary equity
Preferred stock, series A convertible preferred, $0.001 par value, 1,500,000 shares authorized at December 31, 2015 and 2014; 10,608 and 9,993 shares outstanding at December 31, 2015 and 2014, respectively	–	–
Stockholders' equity
Undesignated Preferred stock, $0.001 par value; 8,583,840 and 8,583,840 shares authorized at December 31, 2015 and 2014, respectively. No shares issued and outstanding at December 31, 2015 and 2014 respectively	–	–
Common Stock, $0.001 par value; 75,000,000 shares authorized; 17,928,221 and 10,731,160 shares issued and outstanding at December 31, 2015 and 2014, respectively	18	11
Additional paid–in capital	311,167	308,288
Accumulated other comprehensive loss	(1,206)	(281)
Accumulated deficit	(303,944)	(299,163)
Total stockholders' equity	6,035	8,855
Non–controlling interests	5	442
Total equity	6,040	9,297

Total equity, liabilities, redeemable convertible preferred stock and non–controlling interest	$6,119	$10,676

The accompanying notes are an integral part of these Consolidated Financial Statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per–share amounts)

	Year ended December 31,
	2015	2014
Revenues
Licensing	$102	$86
Gaming	2	8
	104	94
Cost of revenues
Licensing	5	–

Gross margin	99	94

Operating expenses
General and administrative	2,821	3,926
Research and development	–	188
	2,821	4,114

Operating loss	(2,722)	(4,020)

Other non–operating expense
Interest and other expense	(23)	(1)
Impairment of notes receivable	(556)	–
Impairment of intangible assets	(472)	(135)
Loss on sale of assets	(144)	–
	(1,195)	(136)

Net loss from continuing operations	(3,917)	(4,156)

Discontinued operations – DraftDay.com
Net loss from discontinued operations	(1,068)	(1,609)
Gain on termination of asset purchase agreement	250	–
Loss on sale of assets	(387)	–
	(1,205)	(1,609)

Net loss	(5,122)	(5,765)

Net loss attributable to non–controlling interest	341	435

Net loss attributable to Common stockholders	$(4,781)	$(5,330)

Other comprehensive loss
Realized loss on discontinued operations	281	–
Unrealized loss on investments	(1,206)	–
Comprehensive loss	$(5,706)	$(5,330)

Per–share data
Basic and diluted loss per share – continuing operations	$(0.26)	$(0.39)
Basic and diluted loss per share from discontinued operations	(0.09)	(0.17)
Basic and diluted loss per share	$(0.35)	$(0.56)

Weighted average number of Common shares outstanding	13,894,355	9,493,057

The accompanying notes are an integral part of these consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

REDEEMABLE PREFERRED STOCK AND CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

	Redeemable Convertible				Additional	Accumulated		Total	Non–
	Preferred stock		Common stock		paid–in	comprehensive	Accumulated	shareholders'	controlling	Total
	Shares	Amounts	Shares	Amounts	capital	income / (loss)	deficit	equity	interest	equity
At January 1, 2014	9	$–	8,849	$9	$304,886	$(281)	$(293,833)	$10,781	$2,107	$12,888
At–The–Market issuances			1,403	2	1,464			1,466		1,466
Preferred share dividends issued	1	–						–		–
Acquisition of Draft Day			95		190			190		190
Acquisition of non–controlling interest			53		1,219			1,219	(1,230)	(11)
Warrants issued for services					80			80		80
Stock issued for services			185		159			159		159
Stock–based compensation			147		290			290		290
Net loss for the period							(5,330)	(5,330)	(435)	(5,765)
At December 31, 2014	10	$–	10,732	$11	$308,288	$(281)	$(299,163)	$8,855	$442	$9,297
At–The–Market issuances			3,155	3	1,641			1,644		1,644
Preferred share dividends issued	1	–						–		–
Transfers from the non–controlling interest					96			96	(96)	–
Stock–based compensation			186		130			130		130
Stock issued for services			366		161			161		161
Sale of Common stock			3,489	4	851			855		855
Net loss for the period							(4,781)	(4,781)	(341)	(5,122)
Other comprehensive loss						(925)		(925)	–	(925)
At December 31, 2015	11	$–	17,928	$18	$311,167	$(1,206)	$(303, 944)	$6,035	$5	$6,040

The accompanying notes are an integral part of these consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(5,122)	$(5,765)
Net loss from discontinued operations	1,205	1,609
	(3,917)	(4,156)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	14	29
Amortization of intangible assets	227	325
Stock–based expense	291	449
Impairment of notes receivable	550	–
Loss on sale of assets	144	–
Impairment of intangible assets	472	135
Warrant expense	–	80
Change in operating assets and liabilities
Accounts receivable	5	38
Prepaid expenses and other current assets	80	(57)
Accounts payable	(136)	(2)
Accrued expenses	(165)	90
Other payables	11	(7)
Net cash used in operating activities	(2,424)	(3,076)

Cash flows from investing activities
Release of restricted cash and security deposit	101	2
Purchase of property and equipment	(38)	–
Sale of intangible assets	35	–
Purchase of note receivable	(250)	–
Net cash (used in) / provided by investing activities	(152)	2

Cash flows from financing activities
Proceeds from At–The–Market sales of Common stock, net of fees	1,644	1,466
Proceeds from sale of Common stock, net of fees	855	–
Net cash provided by financing activities	2,499	1,466

Cash flows from discontinued operations – DraftDay.com
Net cash used in operating activities	(212)	(2,013)
Net cash used in investing activities	–	(103)
Net cash used in discontinued operations	(212)	(2,116)

Net change in cash and cash equivalents – Discontinued operations	(807)	536
Cash and cash equivalents, beginning of period – Discontinued operations	807	271
Cash and cash equivalents, end of period - Discontinued operations	–	807

Net change in cash and cash equivalents – Continuing operations	(289)	(3,724)
Cash and cash equivalents, beginning of period – Continuing operations	648	4,372
Cash and cash equivalents, end of period - Continuing operations	$359	$648

The accompanying notes are an integral part of these consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2015	2014
Investments received in consideration for sale of DraftDay.com	$3,030	$–
Issuance of notes receivable in consideration for sale of DraftDay.com	2,109	–
Transfers from the non–controlling interest	96	1,116
Stock issued for acquisition of DraftDay.com	–	190
Stock issued for acquisition of non–controlling interest in FanTD	–	103
Assets disposed and liabilities transferred through sale of assets
Property and equipment – DraftDay.com	(16)	–
Intangible assets – DraftDay.com	(561)	–
Goodwill – DraftDay.com	(4,948)	–
Intangible assets – MGT Interactive	(180)	–
Assets acquired and liabilities assumed through purchase of assets
Intangible assets	–	790
Player deposit liability	–	(547)

The accompanying notes are an integral part of these consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 1. Organization

MGT Capital Investments, Inc. (“MGT,” “the Company,” “we,” “us”) is a Delaware corporation, incorporated in 2000. The Company was originally incorporated in Utah in 1977. MGT is comprised of the parent company, wholly–owned subsidiaries Medicsight, Inc. (“Medicsight”), MGT Sports, Inc. (“MGT Sports”), MGT Studios, Inc. (“MGT Studios”), and majority–owned subsidiary MGT Gaming, Inc. MGT Studios also owns a controlling minority interest in the subsidiary M2P Americas, Inc. Our corporate office is located in Harrison, New York.

MGT and its subsidiaries are principally engaged in the business of acquiring, developing and monetizing assets in the online and mobile gaming space as well as the social casino industry.

Gaming

MGT’s gaming portfolio includes a social casino platform Slot Champ and minority stakes in the skill–based gaming platform MGT Play and fantasy sports operator DraftDay Gaming Group, Inc. (“DDGG”).

Sale of DraftDay.com

Effective September 3, 2015, the Company terminated the Asset Purchase Agreement with Random Outcome (“RO”) (“RO Agreement”) originally entered into on June 11, 2015, as amended to date. According to its terms, the RO Agreement could be terminated by the Company or RO if a closing had not occurred by August 31, 2015. The RO Agreement provided for the sale of the DraftDay.com Business to RO for a purchase price of (i) cash equal to the sum of (a) $4,000 and (b) $10 per day for the period starting July 15, 2015 and ending on the closing date and (ii) a three–year warrant to purchase 500,000 shares of RO Common stock at an exercise price of $1.00, a three–year warrant to purchase 500,000 shares of RO Common stock at an exercise price of $1.33, and a three–year warrant to purchase 500,000 shares of RO Common stock at an exercise price of $1.66. The non–refundable deposit of $250 was recorded as gain on termination of Asset Purchase Agreement in the income statement.

On September 8, 2015, the Company and MGT Sports entered into an Asset Purchase Agreement with Viggle, Inc. (“Viggle”) and Viggle’s subsidiary DDGG, pursuant to which Viggle acquired all of the assets of the DraftDay.com business (“DraftDay.com”) from the Company and MGT Sports. In exchange for the acquisition of DraftDay.com, Viggle paid MGT Sports the following: (a) 1,269,342 shares of Viggle’s common stock, since renamed Draftday Fantasy Sports, Inc. (NASDAQ: DDAY), (b) a promissory note in the amount of $234 paid on September 29, 2015, (c) a promissory note in the amount of $1,875 due March 8, 2016, and (d) 2,550,000 shares of common stock of DDGG. In addition, in exchange for providing certain transitional services, DDGG issued to MGT Sports a warrant to purchase 1,500,000 shares of DDGG common stock. Following consummation of the transaction, MGT Sports owns an 11% equity interest in DDGG, Viggle (since renamed Draftday Fantasy Sports, Inc.) owns 49%, and Sportech, Inc. owns 39%. As a result of the transaction, the Company has presented DraftDay.com as a discontinued operation. There can be no assurance that the Company will be able to realize full value of the above consideration, the Company has taken a reserve of $300 against the March 8, 2016 promissory note and continues to monitor for further possible impairment. The Company has presented the MGT Sports segment as a discontinued operation.

The following table summarizes fair values of the net assets assumed in consideration for the sale of the DraftDay.com Business assets:

Viggle Common shares received at closing share price of $1.30	$1,650
Viggle promissory notes	2,109
DDGG Common shares received at fair market value of $0.40 per share (1)	1,020
DDGG stock purchase warrants received (2)	360
Total consideration	$5,139

The transaction resulted in a loss on the sale of $387.

(1)	DDGG Common shares were valued based on recent equity sales by DDGG to Viggle. Viggle purchased shares of DDGG at a price of $0.40 per share.

(2)	The Company determined fair value of the warrants received utilizing a Black–Scholes option pricing model. The Company utilized the following assumptions: fair value of Common share of DDGG stock – $0.40 per share, exercise price of $0.40, risk free rate of 0.65%, expected volatility of 98% which is the 3–year historical volatility of the Company’s Common stock.

(3)	DraftDay.com assets consist of the following:

IT equipment	$17
Domain	39
Player deposit liability	(786)
Cash – Player deposits	786
Customer list	101
Source Code	420
Goodwill	4,948
Total	$5,525

Note: Viggle subsequently changed their name to DraftDay.com Fantasy Sports, Inc. and its ticker symbol changed from VGGL to DDAY.

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

By motion filed on May 12, 2014, Aruze America sought a stay pending resolution of a Petition filed by a co–defendant for Inter Parties Review (“IPR”) with the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office (“PTO”), challenging the’088 patent. As a result, the Mississippi action was stayed.

Aruze America and its sister company, Aruze Macau, subsequently filed additional IPR Petitions seeking review of the ’088 and ‘554 patents. Aruze America also filed a Request for Ex Parte Re–examination of the ’088 patent. Aruze America’s Re–examination Request has been denied.

On July 29, 2015, MGT, Aruze America, Aruze Macau, and Penn agreed, through their respective counsel, to settle all pending disputes, including the Mississippi litigation and all proceedings at the PTO. The parties have subsequently jointly terminated the Mississippi litigation and the PTO proceedings. The Company received a payment of $90, which was recorded as licensing revenue.

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

On August 28, 2015, the Company and MGT Interactive along with Gioia entered into an Assignment and Sale Agreement (the “Agreement”). MGT Interactive purchased the 49% membership interest that Gioia owned of MGT Interactive and sold the certain tangible and intellectual property assets that MGT Interactive previously acquired from Gioia. Effective as of August 28, 2015, MGT Interactive irrevocably sold all assets and Gioia accepts all assets free and clear of all liens etc. In exchange for such assets, Gioia is to transfer the 49% membership interest to Interactive along with a cash payment of $35. As a result of the Agreement, the Company recognized a $144 loss on sale of assets.

The following summarizes the recognition of the Agreement:

Cash	$35
Intangible assets	(179)
Loss on sale	$144

Note 2. Going Concern and Management plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2015, the Company had incurred significant operating losses since inception and continues to generate losses from operations and has an accumulated deficit of $303,944. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company's primary source of operating funds since inception has been debt and equity financings. On December 30, 2013, and as amended on March 27, 2014, the Company entered into an At–The–Market Offering Agreement (the “ATM Agreement”) with Ascendiant Capital Markets, LLC (the “Manager”). Pursuant to the ATM Agreement, the Company may offer and sell shares of its Common Stock (the “Shares”) having an aggregate offering price of up to $8.5 million from time to time through the Manager. The Company can use the net proceeds from any sales of Shares in the offering for working capital, capital expenditures, and general business purposes. For the year ended December 31, 2015, the Company sold approximately 3,155,000 Shares under the ATM Agreement for gross proceeds of approximately $1,695 before related expenses. The ATM Agreement expired by its terms in August 2015.

At December 31, 2015, MGT’s cash, cash equivalents and restricted cash were $398. The Company intends to raise additional capital, either through debt or equity financings or through the continued sale of the Company’s assets in order to achieve its business plan objectives. Management believes that it can be successful in obtaining additional capital; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

Assets and liabilities related to the discontinued operations of DraftDay.com are as follows:

	As of December 31,
	2015	2014
Cash and cash equivalents	$–	$806
Other current assets	–	30
Property and equipment	–	32
Intangible assets	–	809
Goodwill	–	4,948
Total assets	$–	$6,625

Accounts payable	$–	$46
Player deposits	–	942
Total liabilities	$–	$988

DraftDay.com’s losses for the years ended December 31, 2015 and 2014 are included in “Loss from discontinued operations” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Summarized financial information for DraftDay.com’s operations for the years ended December 31, 2015 and 2014 are presented below:

	Year ended December 31,
	2015	2014
Revenue	$640	$963
Cost of revenue	(225)	(610)
Gross margin	415	353
Operating expenses	(1,483)	(1,962)
Net loss	$(1,068)	$(1,609)

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

As of December 31, 2015, our cash balance was $359 (2014: $648). Of the total cash balance, $263 is covered under the US Federal Depository Insurance Corporation. We invest our cash in short–term deposits with major banks. Cash and cash equivalents consist of cash and temporary investments with original maturities of 90 days or less when purchased.

As of December 31, 2015 restricted cash was $39 (2014: $138), which included $nil (2014: $99) held in escrow relating to the sale of the Company’s portfolio of medical imaging patents pending reclaim of foreign withholding tax. Proceeds from the patent sale were placed into escrow prior to receipt by the Company pursuant to an escrow agreement between the Company and Munich Innovations GmbH (Note5). The escrow agent distributed the escrow deposit in accordance with and subject to any deductions specified in the patent sale agreement. The remaining $39 of restricted cash supports a letter of credit, in lieu of a rental deposit, for our Harrison, NY office lease.

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

Investments available for sale

Viggle Common shares valued at $0.35 per share	$444

For non–public, non–controlled investments in equity securities, the Company uses the cost–method of accounting.

Investments at cost

DDGG Common shares received at fair market value of $0.40 per share	1,020
DDGG stock purchase warrants received	360
Total	$1,380

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

Virtual currency accrual

Users of the Company’s website maintain virtual currency balances which are accumulated as users participate in the Company’s online games. The amounts may become payable in cash by the Company once the user’s virtual currency balance exceeds a certain minimum threshold; a virtual currency balance of $0.01 or $0.02 based upon initial date of enrollment on the site. User accounts expire after six months of inactivity. The Company records an accrual for potential virtual currency payouts at the end of each reporting period based on historical payout experience and current virtual currency balances. At December 31, 2015, and 2014, the Company recorded a liability of $nil and $10, respectively, relating to potential future virtual currency payouts.

Revenue recognition

The Company recognizes revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement and that the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is probable. Our material revenue streams are related to the delivery of intellectual property license fees and gaming fees:

●	Licensing – License fee revenue is derived from the licensing of intellectual property. Revenue from license fees is recognized when notification of shipment to the end user has occurred, there are no significant Company obligations with regard to implementation and the Company’s services are not considered essential to the functionality of other elements of the arrangement.

●	Gaming – Gaming revenue is derived from entry fees charged in contests minus prizes paid out in contests.

Advertising costs

The Company expenses advertising costs as incurred. During the years ended December 31, 2015 and 2014, respectively, the Company expensed $nil and $199 in advertising costs related to continuing operations.

Stock–based compensation

The Company recognizes compensation expense for all equity–based payments in accordance with ASC 718 “Compensation – Stock Compensation". Under fair value recognition provisions, the Company recognizes equity–based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

Restricted stock awards are granted at the discretion of the Company. These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically over an eighteen–month period (vesting on a straight–line basis). The fair value of a stock award is equal to the fair market value of a share of Company stock on the grant date.

The Company accounts for share–based payments granted to non–employees in accordance with ASC 505–40, “Equity Based Payments to Non–Employees”. The Company determines the fair value of the stock–based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete. The fair value of the equity instruments is re–measured each reporting period over the requisite service period.

Income taxes

The Company applies the elements of ASC 740–10 “Income Taxes — Overall” regarding accounting for uncertainty in income taxes. This clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2015, the Company did not have any unrecognized tax benefits. The Company does not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Consolidated Statements of Operations. There was no interest and penalties for the years ended December 31, 2015 and 2014. Tax years beginning in 2012 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

Our effective tax rate for years 2015 and 2014, was 0% and 0%, respectively. The difference in the Company’s effective tax rate from the Federal statutory rate is primarily due to a 100% valuation allowance provided for all deferred tax assets.

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

The computation of diluted loss per share for the year ended December 31, 2015, excludes 10,608 shares in connection to the Convertible Preferred stock and 3,820,825 warrants, as they are anti–dilutive due to the Company’s net loss. For the year ended December 31, 2014, the computation excludes 9,993 shares in connection to the Convertible Preferred stock, 1,020,825 warrants and 110,000 unvested restricted shares, as they are anti–dilutive due to the Company’s net loss.

Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group in deciding how to allocate resources and in assessing performance. Our chief operating decision–making group is composed of the chief executive officer and chief financial officer. We operate in two operational segments, Gaming and Intellectual Property. Certain corporate expenses are not allocated to segments.

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, “Leases” (topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

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

In August 2015, the FASB issued ASU 2015–15 “Interest– Imputation of Interest”, final guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. This publication has been updated to reflect an SEC staff member’s comment in June 2015 that the staff will not object to an entity presenting the cost of securing a revolving line of credit as an asset, regardless of whether a balance is outstanding. The Company does not expect the adoption of this ASU to significantly impact the consolidated financial statements.

In April 2015, the FASB issued ASU 2015–05, “Intangibles – Goodwill and Other – Internal–Use Software” (Subtopic 350–40). This ASU provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. For public business entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2015–05 on our financial statements and disclosures.

Note 4. Asset purchases and acquisitions of businesses

DraftDay.com

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

Pro–forma results

The following tables summarize, on an unaudited pro–forma basis, the results of operations of the Company as though the acquisition of DraftDay.com had occurred as of January 1, 2014. The pro–forma amounts give effect to appropriate adjustments of amortization of intangible assets and interest expense associated with the financing of the acquisition. The pro–forma amounts presented are not necessarily indicative of the actual results of operations had the acquisition transaction occurred as of January 1, 2014.

Year ended December 31, 2014	MGT	DraftDay	Pro–forma total
Revenues	$1,056	$192	$1,248
Net loss	(5,330)	(240)	5,570
Loss per share of Common stock	(0.56)	–	(0.56)
Basic and diluted	9,493,057	–	9,493,057

Refer to Note 1 for sale of DraftDay.com.

Note 5. Goodwill and intangible assets

Goodwill represents the difference between purchase cost and the fair value of net assets acquired in business acquisitions. Indefinite lived intangible assets, representing trademarks and trade names, are not amortized unless their useful life is determined to be finite. Long–lived intangible assets are subject to amortization using the straight–line method. Goodwill and indefinite lived intangible assets are tested for impairment annually as of December 31, and more often if a triggering event occurs, by comparing the fair value of each reporting unit to its carrying value. As of December 31, 2015 and 2014, the Company assessed its intangibles for impairment and recognized a charge of $472 and $135, respectively. The Company concluded that a triggering event had occurred based on the overall deterioration of the market capitalization of the Company and evaluated the goodwill for possible impairment. After the evaluation, management concluded that no impairment existed based on the Company’s current efforts to capitalize and execute its business plan relating to the asset.

The Company’s intangible assets for continuing operations consisted of the following:

Goodwill
Balance, December 31, 2013	$1,496
Additions (disposals)	–
Balance, December 31, 2014	1,496
Additions (disposals)	–
Balance, December 31, 2015	$1,496

Intangible assets
Balance, December 31, 2013	$1,714
Disposals	–
Additions	354
Impairment	(135)
Amortization	(325)
Balance, December 31, 2014	1,608
Disposals	(179)
Impairment	(472)
Amortization	(227)
Balance, December 31, 2015	$730

	Estimated remaining	As of December 31,
	useful life	2015	2014
Intellectual property	6 years	$1,440	$2,105
Software and website development	1 year	65	65
Less: Accumulated amortization		(775)	(562)
Intangible assets, net		$730	$1,608

For the years ended December 31, 2015 and 2014, the Company recorded amortization expense of $227 and $325, respectively.

The following table outlines estimated future annual amortization expense for the next five years and thereafter:

	Intellectual property	Software and website development	Total
2016	$155	$18	$173
2017	153	–	153
2018	153	–	153
2019	153	–	153
2020	98	–	98
Balance, December 31, 2015	$712	$18	$730

Note 6. Notes receivable

On February 26, 2015, the Company signed a letter of intent with Tera Group, Inc., owner of TeraExchange, LLC, a Swap Execution Facility regulated by the U.S. Commodity Futures Trading Commission, to negotiate a merger agreement. Since the merger agreement was not executed by the execution date, the merger was aborted. Simultaneous with the letter of intent, on February 26, 2015, the Company purchased a promissory note in the principal amount of $250 bearing interest at the rate of 5% per annum from the aggregate unpaid principal balance and all accrued and unpaid interest are due and payable upon demand at any time after August 15, 2015. As of December 31, 2015, the Company has fully reserved against the collectability of this note and the corresponding accrued interest.

On December 31, 2015, the Company carried a Note from Viggle in the amount of $1,875. Due to the credit worthiness of Viggle, the Company recognized an allowance of $300 (See “Note 17. Subsequent events” for restructured terms of the note receivable).

Note 7. Property and equipment

Property and equipment related to continuing operations consisted of the following:

	As of December 31,
	2015	2014
Computer hardware and software	$38	$125
Furniture and fixtures	–	12
	38	137
Less: Accumulated depreciation	(3)	(126)
Property and equipment, net	$35	$11

The Company recorded depreciation expense of $14 and $29 for the years ended December 31, 2015 and 2014, respectively.

Note 8. Accrued expenses

	As of December 31,
	2015	2014
Professional fees	$–	$100
Independent director fees	15	56
Other	–	24
Total	$15	$180

Note 9. Series A Convertible Preferred stock

On November 2, 2012, the Company closed a private placement sale of 1,380,362 shares of Series A Convertible Preferred Stock (“Preferred Stock”), (including 2,760,724 warrants to purchase MGT Common Stock at a purchase price of $3.85 per share) for an aggregate of $4.5 million. This transaction was approved by the NYSE MKT on October 26, 2012. The Preferred Stock is convertible into the Company's Common Stock at a fixed price of $3.26 per share and carries a 6% dividend, payable in cash or additional Preferred Stock, at the election of the Company. As of December 31, 2015, no warrants from this transaction remain outstanding.

For the years ended December 31, 2015 and 2014, respectively, the Company issued 615 and 580 of Dividend Shares to the Preferred Stock holders.

Significant terms of the Preferred stock, as specified in the Certificate of Designation

Conversion option

At any time, the Preferred Stock shall be convertible (in whole or in part), at the option of the Holder, into such number of fully paid and non–assessable shares of Common stock as is determined by dividing (x) the aggregate Stated Value of $3.26 per shares (“Stated Value”) of Preferred stock that are being converted plus any accrued but unpaid dividends thereon as of such date that the Holder elects to convert by (y) the Conversion Price ($3.26) then in effect on the date (the “Conversion Date”).

For the years ending December 31, 2015 and 2014, no Preferred shares were converted into shares of the Company’s Common stock.

Liquidation preference

Upon the liquidation, dissolution or winding up of the business of the Corporation, whether voluntary or involuntary, each holder of Preferred Stock shall be entitled to receive, for each share thereof, a preferential amount in cash equal to (and not more than) the Stated Value (the “Liquidation Amount”) plus all accrued and unpaid dividends. As of December 31, 2015 and 2014, the liquidation preference value of the outstanding redeemable series A preferred stock is not material.

The Preferred Stock Certificate of Designation contains a fundamental transactions clause that provides for the conditional redemption of this security under certain circumstances that are not within the Company’s sole control. Management has therefore concluded that the Preferred Stock requires temporary equity classification in accordance with ASC 480–10–S99 “Accounting for Redeemable Equity Instruments” at its allocated value. The carrying amount of the Preferred Shares requires no adjustment unless and until the conditional redemption events are probable. The Company does not consider the conditional redemption events to be probable, as these events refer to fundamental change of control situations that do not currently exist, in the opinion of management. Accordingly, management concluded that the conversion option embedded in the preferred shares does not require bifurcation from the host contract, as the Preferred Stock has the characteristics of a residual interest and therefore are clearly and closely related to the Common stock issuable upon the exercise of the conversion option.

Note 10. Sale of Common stock

On December 30, 2013, and as amended on March 27, 2014, the Company entered into an At–The–Market Offering Agreement (the “ATM Agreement”) with Ascendiant Capital Markets, LLC (the “Manager”). Pursuant to the ATM Agreement, the Company may offer and sell shares of its Common Stock (the “Shares”) having an aggregate offering price of up to $8.5 million from time to time through the Manager. The Company can use the net proceeds from any sales of Shares in the offering for working capital, capital expenditures, and general business purposes. For the year ended December 31, 2015, the Company sold approximately 3,155,000 Shares under the ATM Agreement for gross proceeds of approximately $1,695 before related expenses. The ATM Agreement expired by its terms in August 2015.

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

On December 22, 2015 the Company sold $172 of common stock at a price of $0.25 per share in a Registered Direct offering.

Note 11. Stock incentive plan and stock–based compensation

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

 At the annual meeting of the stockholders of MGT held on December 31, 2015, stockholders approved an amendment to the Plan (the “Amended and Restated Plan”) to increase the amount of shares of Common Stock that may be issued under the Amended and Restated Plan to 3,000,000 shares from 1,335,000 shares, an increase of 1,665,000 shares.

Common Stock and options granted under the Plan vest as determined by the Company’s Compensation and Nominations Committee and expire over varying terms, but not more than seven years from date of grant. In the case of an Incentive Stock Option that is granted to a 10% shareholder on the date of grant, such Option shall not be exercisable after the expiration of five years from the date of grant. No option grants were issued during the years ended December 31, 2015, and 2014.

Issuance of restricted shares – directors, officers and employees

A summary of the Company’s employee’s restricted stock as of December 31, 2015, is presented below:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2014	52,667	$4.56
Granted	147,000	1.72
Vested	(77,000)	3.77
Forfeited	(12,667)	3.68
Non–vested at December 31, 2014	110,000	1.42
Granted	255,000	0.31
Vested	(309,500)	0.53
Forfeited	(55,500)	1.28
Non–vested at December 31, 2015	–	$–

For the years ended December 31, 2015 and 2014, the Company has recorded $130 and $290, respectively, in employee and director stock–based compensation expense, which is a component of selling, general and administrative expense in the Consolidated Statement of Operations.

In the years ended December 31, 2015 and 2014, the Company did not allocate any stock–based compensation expense to non–controlling interest.

Unrecognized compensation cost

As of December 31, 2015, unrecognized compensation costs related to non–vested stock–based compensation arrangements, was $0 and (2014: $101) and is expected to be recognized over a weighted average period of 0 (2014: 0.66) years.

Stock–based compensation – non–employees

For the year ended December 31, 2015 the Company granted and issued a total of 366,624 shares to non–employees for services rendered. The shares were recorded at $161 using the closing market value on respective dates of issuance.

Subsequent to December 31, 2015, and through the date of filing the Annual Report on Form 10–K, the Company granted and issued a total of 170,000 shares to non–employees for services rendered. The shares were recorded at $51 using the closing market value on respective dates of issuance.

Warrants

As of December 31, 2015 the Company had 3,820,825 warrants outstanding at weighted average exercise price of $1.11 and an intrinsic value of $nil. As of December 31, 2015, all issued warrants are exercisable and expire through 2018.

The following table summarizes information about warrants outstanding at December 31, 2015:

	Warrants outstanding	Weighted average exercise price
At January 1, 2014	920,825	$3.44
Issued	100,000	–
Exercised	–	3.75
Expired	–	–
At December 31, 2014	1,020,825	$3.47
Issued	2,800,000	0.25
Exercised	–	–
Expired	–	–
At December 31, 2015	3,820,825	$1.11

Note 12. Non–controlling interest

At December 31, 2015 the Company’s non–controlling interest was as follows:

	MGT Gaming	FanTD	MGT Interactive	M2P Americas	Total
Non–controlling interest at January 1, 2014	$585	$1,431	$96	$(5)	$2,107
Acquisition of non–controlling interest in FanTD	–	(1,230)	–	–	(1,230)
Non–controlling share of losses	(215)	(201)	(4)	(15)	(435)
Non–controlling interest at December 31, 2014	$370	$–	$92	$(20)	$442
Non–controlling share of losses	(342)	–	4	(3)	(341)
Transfers from non–controlling interest	–	–	(96)	–	(96)
Non–controlling interest at December 31, 2015	$28	$–	$–	$(23)	$5

Note 13. Operating leases, commitments and security deposit

Operating leases

In August 2014, the Company entered into a lease modification agreement, extending its existing office lease in Harrison, NY for a period of one year. Total rent payments over the 12–month period were $73 and the lease expired on November 30, 2015. A refundable rental deposit of $39 was held in a restricted cash account as of December 31, 2015.

On October 26, 2015, the Company entered into an Office License Agreement commencing December 1, 2015. The term expires on November 30, 2016 and carries a monthly fee of $4, with one month (January) rent free. The Company paid a refundable service retainer of $6 and a non–refundable set up fee of $1.

Total lease rental expense for the years ended December 31, 2015 and 2014, was $77 and $113, respectively.

Commitments

On October 7, 2015, the Company entered into an amended and restated employment agreement with Robert Ladd, its Chief Executive Officer and President, effective October 1, 2015. The agreement amends and restates in its entirety the employment agreement entered into between the Company and Mr. Ladd in November 2012, as amended January 28, 2014. The term of the agreement expires on November 30, 2016, subject to automatic renewals of one year. The agreement provides for a base salary of $199 per year. Pursuant to the agreement, the Company also granted Mr. Ladd 200,000 shares of unregistered Common Stock. Mr. Ladd is eligible for bonus compensation and equity awards as may be approved in the discretion of the Compensation Committee and the Board of Directors.  Upon termination of his employment for reasons other than death, disability, or cause or upon resignation for good reason, Mr. Ladd will be entitled to a severance payment equal to the higher of the aggregate amount of his base salary for the then remaining term of the agreement or twelve times the average monthly base salary paid or accrued during the three full calendar months immediately preceding such termination. All unvested stock options shall immediately vest and the exercise period of such options shall be extended to the later of the longest period permitted by the Company’s stock option plans or ten years following the termination date. The agreement also contains non–compete and change of control provisions.

Note 14. Income taxes

Significant components of deferred tax assets were as follows as of December 31:

	2015	2014
U.S. federal tax loss carry–forward	$14,229	$10,779
U.S. State tax loss carry–forward	1,137	1,498
U.S. federal capital loss carry–forward	188	188
U.S. foreign tax credit carry–forward	–	–
Equity–based compensation, fixed assets and other	–	1,598
Total deferred tax assets	15,554	14,063
Less: valuation allowance	(15,554)	(14,063)
Net deferred tax asset	$–	$–

As of December 31, 2015, the Company had the following tax attributes:

	Amount	Begins to expire
U.S. federal net operating loss carry–forwards	$36,306	Fiscal 2023
U.S. State net operating loss carry–forwards	20,739	Fiscal 2031
U.S. federal capital loss carry–forwards	553	Fiscal 2015

As it is not more likely than not that the resulting deferred tax benefits will be realized, a full valuation allowance has been recognized for such deferred tax assets. For the year ended December 31, 2015, the valuation allowance increased by $1,491. Federal and state laws impose substantial restrictions on the utilization of tax attributes in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. Currently, the Company does not expect the utilization of tax attributes in the near term to be materially affected as no significant limitations are expected to be placed on these tax attributes as a result of previous ownership changes. If an ownership change is deemed to have occurred as a result of equity ownership changes or offerings, potential near term utilization of these assets could be reduced.

The provision for/(benefit from) income tax differs from the amount computed by applying the statutory federal income tax rate to income before the provision for/(benefit from) income taxes. The sources and tax effects of the differences are as follows for the years ended December 31:

	2015	2014
Expected Federal Tax	(34.00)%	(34.00)%
State Tax (Net of Federal Benefit)	(5.48)	(5.48)
Permanent differences	—	0.12
Loss of NOL benefit of closed foreign entity	—	—
Write–off of deferred tax asset	—	4.29
Adjustments to deferred tax balances	—	(8.34)
Foreign tax credit	—	—
Other	—	0.05
Change in valuation allowance	39.48	43.36
Effective rate of income tax	0%	0%

The Company files income tax returns in the U.S. federal jurisdiction, New York State and New Jersey jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non–U.S. income tax examinations by tax authorities for years before 2012.

Note 15. Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision–making group is composed of the Chief Executive Officer. The Company operates in two segments, Gaming and Intellectual Property. Medicsight’s Software and Devices and Services are no longer considered separate business segments and have been merged into the Intellectual Property segment. Certain corporate expenses are not allocated to segments.

The Company evaluates performance of its operating segments based on revenue and operating loss. Segment information as of December 31, 2015 and 2014, are as follows:

	Intellectual property	Gaming – Continuing Operations	Unallocated corporate/other	Total	Discontinued Operations
Year ended December 31, 2015
Revenue	$102	$2	$–	$104	$640
Cost of revenue	(5)	–	–	(5)	(225)
Gross margin	97	2	–	99	415
Operating loss	(268)	(32)	(2,422)	(2,722)	(1,068)
Year ended December 31, 2014
Revenue	$86	$8	$–	$94	$963
Cost of revenue	–	–	–	–	(610)
Gross margin	86	8	–	94	353
Operating loss	(401)	(1,379)	(2,240)	(4,020)	(1,609)
December 31, 2015
Cash and cash equivalents (excludes $39 of restricted cash)	$–	$–	$359	$359	$–
Property and equipment	–	–	35	35	–
Intangible assets	710	20	–	730	–
Goodwill	–	1,496	–	1,496	–
Additions:
Property and equipment	–	–	35	35	–
Intangible assets	–	–	–	–	–
Goodwill	–	–	–	–	–
December 31, 2014
Cash and cash equivalents (excludes $138 of restricted cash)	$11	$12	$625	$648	$806
Property and equipment	–	6	5	11	32
Intangible assets	1,577	31	–	1,608	809
Goodwill	–	1,496	–	1,496	4,948
Additions:
Property and equipment	–	–	–	–	41
Intangible assets	–	–	–	–	790
Goodwill	–	–	–	–	–

Note 16. Investments and Fair Value

The authoritative guidance for fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact. The guidance describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities

●	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2015 and 2014:

December 31, 2015	Level 1	Level 2	Level 3	Total
Investments – Viggle Common shares	$444	$–	$–	$444

Note 17. Subsequent events

On March 24, 2016 (the “Effective Date”), the Company entered into an Exchange Agreement (the “Agreement”) with DraftDay Fantasy Sports, Inc. (“DraftDay”). The purpose of the Agreement was to exchange that certain outstanding promissory note (the “Note”) in the principal amount of $1,875 issued on September 8, 2015, for other equity and debt securities of DraftDay, after the Note went into default on March 8, 2016.

On the Effective Date, the Note had an outstanding principal balance of $1,875 and accrued interest in the amount of $51 (the “Interest”). Pursuant to the Agreement, a portion consisting of $825 of the outstanding principal of the Note was exchanged for 2,748,353 shares of DraftDay’s common stock, and an additional portion of $110 of the outstanding principal was exchanged for 110 shares (the “Preferred Shares”) of a newly created class of preferred stock, the Series D Convertible Preferred Stock. The Preferred Shares are convertible into an aggregate of 366,630 shares of DraftDay’s common stock, except that conversions shall not be effected to the extent that, after issuance of the conversion shares, MGT’s aggregate beneficial ownership (together with that of its affiliates) would exceed 9.99%. Finally, DraftDay agreed to make a cash payment to MGT Sports for the total amount of Interest. In exchange for the forgoing, MGT Sports and the Company agreed to waive all Events of Default under the Note prior to the Effective Date and to release DraftDay from any rights, remedies and claims related thereto. After giving effect to the forgoing, the remaining outstanding principal balance of the Note is $940 (the “Remaining Balance”). The Remaining Balance of the Note shall continue to accrue interest a rate of 5% per annum, and all terms of the Note shall remain unchanged except that the maturity date is changed to July 31, 2016.

