Form 10-Q
period 2016-03-31
MGT CAPITAL INVESTMENTS INC
filed 2016-05-23
CIK 1001601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number: 001–32698

MGT CAPITAL INVESTMENTS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13–4148725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Mamaroneck Avenue, Suite 320,
Harrison, NY 10528

(Address of principal executive offices)

(914) 630–7430

(Registrant’s telephone number, including area code)

Indicate by check whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S–T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non–accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “non–accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act:

Large Accelerated Filer [ ]	Accelerated filer [ ]

Non–accelerated Filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes [  ] No [X]

As of May 23, 2016, the registrant had outstanding 23,798,517 shares of common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per–share amounts, unaudited)

	March 31, 2016	December 31, 2015

Assets
Current assets
Cash and cash equivalents	$189	$359
Prepaid expenses and other current assets	3	61
Investments available for sale	880	444
Notes receivable	640	1,575
Total current assets	1,712	2,439

Non–current assets
Restricted cash	–	39
Property and equipment, at cost, net	30	35
Intangible assets, net	673	730
Goodwill	1,496	1,496
Note receivable, net	30	–
Investments, at cost	1,380	1,380
Total assets	$5,321	$6,119

Liabilities and equity
Current liabilities
Accounts payable	$122	$63
Accrued expenses	37	15
Other payables	12	1
Total current liabilities	171	79

Total liabilities	171	79

Commitments and contingencies
Redeemable convertible preferred stock– Temporary equity
Preferred stock, Series A convertible preferred, $0.001 par value, 1,500,000 shares authorized at March 31, 2016 and December 31, 2015; 10,768 and 10,608 shares outstanding at March 31, 2016 and December 31, 2015, respectively	–	–
Stockholders’ equity
Undesignated preferred stock, $0.001 par value, 8,583,840 shares authorized at March 31, 2016 and December 31, 2015. No shares issued and outstanding at March 31, 2016 and December 31, 2015	–	–
Common Stock, $0.001 par value; 75,000,000 shares authorized; 18,088,221 and 17,928,221 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	18	18
Additional paid–in capital	311,207	311,167
Accumulated other comprehensive loss	(776)	(1,206)
Accumulated deficit	(305,281)	(303,944)
Total stockholders’ equity	5,168	6,035
Non–controlling interests	(18)	5
Total equity	5,150	6,040

Total equity, liabilities, redeemable convertible preferred stock and non–controlling interest	$5,321	$6,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per–share amounts, unaudited)

	Three months ended March 31,
	2016	2015
Operating expenses
General and administrative	654	1,065

Operating loss	(654)	(1,065)

Other non–operating income / (expense)
Interest and other income / (expense)	25	(41)
Loss on sale of investments	(731)	–
	(706)	(41)

Net loss from continuing operations	(1,360)	(1,106)

Net loss from discontinued operations – DraftDay.com	–	(275)

Net loss	(1,360)	(1,381)

Net loss attributable to non–controlling interest	23	87

Net loss attributable to common stockholders	$(1,337)	$(1,294)

Other comprehensive loss
Reclassification adjustment for loss included in net income	678	–
Unrealized holding loss	(248)	–
Comprehensive loss	$(907)	$(1,294)

Per–share data
Basic and diluted loss per share – continuing operations	$(0.07)	$(0.09)
Basic and diluted loss per share – discontinued operations	–	(0.02)
Basic and diluted loss per share	$(0.07)	$(0.11)

Weighted average number of common shares outstanding	18,002,617	11,260,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands, unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(1,360)	$(1,381)
Net loss from discontinued operations	–	275
	(1,360)	(1,106)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	6	4
Amortization of intangible assets	57	57
Stock–based expense	40	94
Loss on sale of investments	731	–
Change in operating assets and liabilities
Prepaid expenses and other current assets	58	12
Accounts payable	59	168
Accrued expenses	22	132
Other payables	11	1
Net cash used in operating activities	(376)	(638)

Cash flows from investing activities
Release of restricted cash and security deposit	39	101
Purchase of note receivable	(30)	–
Proceeds from sale of investments	197	–
Issuance of note receivable	–	(251)
Net cash provided by / (used in) investing activities	206	(150)

Cash flows from financing activities
Proceeds from At–The–Market sales of common stock, net of fees	–	1,072

Cash flows from discontinued operations – DraftDay.com
Net cash used in operating activities	–	(360)

Net change in cash and cash equivalents
Continuing operations	(170)	284
Discontinued operations	–	(360)
	(170)	(76)
Cash and cash equivalents, beginning of period
Continuing operations	359	648
Discontinued operations	–	807
	359	1,455
Cash and cash equivalents, end of period
Continuing operations	189	932
Discontinued operations	–	447
	$189	$1,379
Non–cash supplementary disclosure of non–cash investing activities
Settlement of note receivable for DDAY common stock	$825	$–
Settlement of note receivable for DDAY preferred Series D stock	110	–

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

In addition, MGT Gaming owns three patents covering certain features of casino slot machines. Two of the patents were asserted against alleged infringers in various actions in federal court in Mississippi. In July 2014, MGT Gaming dismissed its lawsuits against WMS Gaming Inc., and in August 2015, the Company and defendants Aruze America and Penn National Gaming agreed to settle all pending litigation and all proceedings at the U. S. Patent and Trademark Office. The Company received a payment of $90, which was recorded as licensing revenue. In an effort to monetize its gaming patent portfolio during the three months ended March 31, 2016, the Company engaged Munich Innovations GmbH, the patent monetization firm that sold MGT’s medical patent portfolio to Samsung in 2013 for $1.5 million.

On September 8, 2015, the Company and MGT Sports entered into an Asset Purchase Agreement with Viggle, Inc. (“Viggle”) and Viggle’s subsidiary DDGG, pursuant to which Viggle acquired all of the assets of the DraftDay.com business (“DraftDay.com”) from the Company and MGT Sports. In exchange for the acquisition of DraftDay.com, Viggle paid MGT Sports the following: (a) 1,269,342 shares of Viggle’s common stock, since renamed Draftday Fantasy Sports, Inc. (NASDAQ: DDAY) (“DDAY”), (b) a promissory note in the amount of $234 paid on September 29, 2015, (c) a promissory note in the amount of $1,875 due March 8, 2016 (“DDAY Note”, “the Note”), and (d) 2,550,000 shares of common stock of DDGG (private entity). In addition, in exchange for providing certain transitional services, DDGG issued to MGT Sports a warrant to purchase 1,500,000 shares of DDGG common stock. Following consummation of the transaction, MGT Sports owns an 11% equity interest in DDGG, DDAY owns 49%, and Sportech, Inc. owns 39%. As a result of the transaction, the Company has presented DraftDay.com as a discontinued operation. There can be no assurance that the Company will be able to realize full value of the above consideration, the Company has taken a reserve of $300 against the March 8, 2016 promissory note and continues to monitor for further possible impairment.

On March 24, 2016 (the “Effective Date”), the Company entered into an Exchange Agreement (the “Agreement”) with DDAY. The purpose of the Agreement was to exchange the DDAY Note for other equity and debt securities of DDAY, after the Note went into default on March 8, 2016. On the Effective Date, the Note had an outstanding principal balance of $1,875 and accrued interest in the amount of $51 (the “Interest”). Pursuant to the Agreement, a portion consisting of $825 of the outstanding principal of the Note was exchanged for 2,748,353 shares of DDAY’s common stock, and an additional portion of $110 of the outstanding principal was exchanged for 110 shares (the “Preferred Shares”) of a newly created class of preferred stock, the Series D Convertible Preferred Stock. The Preferred Shares are convertible into an aggregate of 366,630 shares of DDAY’s common stock, except that conversions shall not be effected to the extent that, after issuance of the conversion shares, MGT’s aggregate beneficial ownership (together with that of its affiliates) would exceed 9.99%. Finally, DDAY agreed to make a cash payment to MGT Sports for the total amount of Interest. In exchange for the forgoing, MGT Sports and the Company agreed to waive all Events of Default under the Note prior to the Effective Date and to release DDAY from any rights, remedies and claims related thereto. After giving effect to the forgoing, the remaining outstanding principal balance of the Note is $940 which continues to accrue interest a rate of 5% per annum, and all terms of the Note remain unchanged except that the maturity date is changed to July 31, 2016.

Medicsight owns U.S. Food and Drug Administration approved medical imaging software and has designed an automated carbon dioxide insufflation device on which it receives royalties from an international manufacturer.

John McAfee Global Technologies

On May 9, 2016, the Company entered into an asset purchase agreement (the “APA”) for the purchase of certain technology and assets of D–Vasive Inc., a Wyoming corporation (“D–Vasive”). The APA was entered into by and among the Company, D–Vasive, the shareholders of D–Vasive, and MGT Cybersecurity, Inc., a Delaware corporation wholly owned by the Company which is formed for the purpose of effectuating the asset purchase.

D–Vasive is in the business of developing and marketing certain privacy and anti–spy applications (the “Business”). Pursuant to the terms of the APA, the Company has agreed to purchase assets (“Purchased Assets”) integral to D–Vasive’s Business, including but not limited to applications for use on mobile devices, intellectual property, customer lists, databases, sales pipelines, proposals and project files, licenses and permits. Among the Purchased Assets is the D–Vasive app which is designed for protection from invasive apps that seek access to personal contacts, cameras and other information on smart phones, tablets and other mobile devices.

Upon the closing of the transaction contemplated in the APA, the Company will acquire the Purchased Assets in consideration for (i) $300 (the “Closing Cash”), (ii) 4,760,000 unregistered shares of Common Stock of the Company (the “Escrow Shares”) to be held in escrow for six months pending satisfaction of the representation and warranties in the APA; and (iii) 19,040,000 unregistered shares of Common Stock of the Company (the “Closing Shares”, and together with Escrow Shares the “Purchase Price Shares”) The Closing Cash, the Escrow Cash and Closing Shares are collectively referred to as the “Purchase Price”.

The APA includes customary representations and warranties of the parties as well as termination and closing conditions. The closing of the transactions contemplated in the APA is contingent on satisfaction or waiver of the closing conditions set forth therein including the approval of the Company’s shareholders.

The Company also agreed as part of the closing conditions to enter into certain consulting agreement with Future Tense Secure Systems, Inc. certain employment agreements with key management of D–Vasive and an employment agreement with John McAfee pursuant to which Mr. McAfee will join the Company as Executive Chairman of the Board of Directors and Chief Executive Officer of the Company at the closing of the transaction contemplated in the APA. John David McAfee is the cybersecurity industry’s pioneer and the developer of the world’s first commercial anti-virus software. He founded McAfee Associates in 1987, which was acquired by Intel Corporation for $7.6 billion in 2010. Upon closing of the transaction the Company intends to change its corporate name to John McAfee Global Technologies.

There can be no assurance that the conditions to closing the transactions described herein can be obtained nor that the transaction will be approved by shareholders of the Company.

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 8–03 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2015, as filed with the SEC on April 14, 2016. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2015.

Note 2. Going concern and management plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2016, the Company had incurred significant operating losses since inception and continues to generate losses from operations and has an accumulated deficit of $305,281. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

At March 31, 2016, MGT’s cash and cash equivalents were $189. The Company intends to raise additional capital, either through debt or equity financings or through the continued sale of the Company’s assets in order to achieve its business plan objectives. Management believes that it can be successful in obtaining additional capital; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(1) Fair value of long–lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long–lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long–lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under–performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(2) Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry–forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

(3) Estimates and assumptions used in valuation of equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s Common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value share options and similar instruments.

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

DraftDay.com’s losses for the three months ended March 31, 2015 are included in “Loss from discontinued operations” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

Summarized financial information for DraftDay.com’s operations for the three months ended March 31, 2016 and 2015 are presented below:

	Three months ended March 31,
	2016	2015
Revenue	$–	$216
Cost of revenue	–	(90)
Gross margin	–	126
Operating expenses	–	(401)
Net loss	$–	$(275)

Investments

Equity security investments available for sale, at market value, reflect unrealized appreciation and depreciation, as a result of temporary changes in market value during the period, in shareholders’ equity, net of income taxes in “accumulated other comprehensive loss” in the condensed consolidated balance sheets. For non–publicly traded securities, market prices are determined through the use of pricing models that evaluate securities. For publicly traded securities, market value is based on quoted market prices or valuation models that use observable market inputs.

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

The computation of diluted loss per share for the three months ended March 31, 2016, excludes 10,768 shares in connection to the convertible preferred stock and 3,820,825 warrants, as they are anti–dilutive due to the Company’s net loss. For the three months ended March 31, 2015, the computation excludes 10,913 shares in connection to the convertible preferred stock, 1,020,825 warrants and 96,000 unvested restricted shares.

Recent accounting pronouncements

In April 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016–09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share–based payments and affect all organizations that issue share–based payment awards to their employees. Several aspects of the accounting for share–based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In February 2016, FASB issued ASU No. 2016–02 “Leases” (topic 842), which creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the new pronouncement on its financial statements.

Note 4. Goodwill and intangible assets

Goodwill represents the difference between purchase cost and the fair value of net assets acquired in business acquisitions. Indefinite lived intangible assets, representing trademarks and trade names, are not amortized unless their useful life is determined to be finite. Long–lived intangible assets are subject to amortization using the straight–line method. Goodwill and indefinite lived intangible assets are tested for impairment annually as of December 31, and more often if a triggering event occurs, by comparing the fair value of each reporting unit to its carrying value. As of December 31, 2015, the Company assessed its intangibles for impairment and recognized a charge of $472. The Company concluded that a triggering event had occurred based on the overall deterioration of the market capitalization of the Company and evaluated the goodwill for possible impairment. After the evaluation, management concluded that no impairment existed based on the Company’s current efforts to capitalize and execute its business plan relating to the asset.

The Company’s intangible assets for continuing operations consisted of the following:

Goodwill
January 1, 2016	1,496
Additions / (disposals)	–
March 31, 2016	$1,496

Intangible assets
January 1, 2016	730
Additions / (disposals)	–
Amortization	(57)
March 31, 2016	$673

	Estimated remaining useful life	March 31, 2016
Intellectual property	4 years	$1,440
Software and website development	1 year	65
Less: Accumulated amortization		(832)
Intangible assets, net		$673

For the three months ended March 31, 2016 and 2015, the Company recorded amortization expense of $57 and $57, respectively.

The following table outlines estimated future annual amortization expense for the next four years:

	Intellectual property	Software and website development	Total
2016	$153	$14	$167
2017	204	–	204
2018	204	–	204
2019	98	–	98
March 31, 2016	$659	$14	$673

Note 5. Notes receivable

On March 24, 2016, the Company entered into an Exchange Agreement with DDAY. The purpose of the Agreement was to exchange the DDAY Note in the principal amount of $1,875 issued on September 8, 2015, for other equity and debt securities of DDAY, after the Note went into default on March 8, 2016. On the Effective Date, the Note had an outstanding principal balance of $1,875 and accrued interest in the amount of $51. Pursuant to the Agreement, a portion consisting of $825 of the outstanding principal of the Note was exchanged for 2,748,353 shares of DDAY’s common stock, and an additional portion of $110 of the outstanding principal was exchanged for 110 shares of a newly created class of preferred stock, the Series D Convertible Preferred Stock. Finally, DDAY agreed to make a cash payment to MGT Sports for the total amount of Interest. In exchange for the forgoing, MGT Sports and the Company agreed to waive all Events of Default under the Note prior to the Effective Date and to release DDAY from any rights, remedies and claims related thereto. After giving effect to the forgoing, the remaining outstanding principal balance of the Note is $940 which continues to accrue interest a rate of 5% per annum, and all terms of the Note remain unchanged except that the maturity date is changed to July 31, 2016. Management has recorded an allowance of $300 on the remaining $940 balance on the Note.

On March 31, 2016 and December 31, 2015, the Company carried a Note from DDAY in the net amount of $640 and $1,575, respectively.

During the three months ended March 31, 2016, the Company purchased a 5% promissory note with a principal of $30, maturing on July 18, 2016. Management expects to convert the note into equity of the promisor, thus management is carrying the note as a long–term asset, despite the current maturity.

Note 6. Series A convertible preferred stock

For the three months ended March 31, 2016 and 2015, respectively, the Company issued 160 and 150 of dividend shares to the preferred stock holders.

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

Common Stock and options granted under the Plan vest as determined by the Company’s Compensation and Nominations Committee and expire over varying terms, but not more than seven years from date of grant. In the case of an Incentive Stock Option that is granted to a 10% shareholder on the date of grant, such Option shall not be exercisable after the expiration of five years from the date of grant. No option grants were issued during the three months ended March 31, 2016, and 2015.

Issuance of restricted shares – directors, officers and employees

For the three months ended March 31, 2016 and 2015, the Company has recorded $nil and $32, respectively, in employee and director stock–based compensation expense, which is a component of selling, general and administrative expense in the condensed consolidated statement of operations.

In the three months ended March 31, 2016 and 2015, the Company did not allocate any stock–based compensation expense to non–controlling interest.

Unrecognized compensation cost

As of March 31, 2016, the company had no unrecognized compensation costs related to non–vested stock–based compensation arrangements.

Stock–based compensation – non–employees

For the three months ended March 31, 2016 the Company granted and issued a total of 160,000 shares to non–employees for services rendered. The shares were recorded at $40 using the closing market value on respective dates of issuance.

Subsequent to March 31, 2016, and through the date of filing the Quarterly Report on Form 10–Q, the Company granted and issued a total of 430,000 shares to non–employees for services rendered. The shares were recorded at $718 using the closing market value on respective dates of issuance.

Warrants

As of March 31, 2016 the Company had 3,820,825 warrants outstanding at weighted average exercise price of $1.11 and an intrinsic value of $nil. All issued warrants are exercisable and expire through 2018.

Note 8. Non–controlling interest

At March 31, 2016 the Company’s non–controlling interest was as follows:

	MGT Gaming	M2P Americas	Total
January 1, 2016	$28	$(23)	$5
Non–controlling share of loss	(22)	(1)	(23)
March 31, 2016	$6	$(24)	$(18)

Note 9. Operating leases, commitments and security deposit

Operating leases

In August 2014, the Company entered into a lease modification agreement, extending its existing office lease in Harrison, NY for a period of one year. Total rent payments over the 12–month period were $73 and the lease expired on November 30, 2015. A refundable rental deposit of $39 was held in a restricted cash account as of December 31, 2015, which was released in January 2016.

On October 26, 2015, the Company entered into an Office License Agreement commencing December 1, 2015. The term expires on November 30, 2016 and carries a monthly fee of $4, with one month (January) rent free. The Company paid a refundable service retainer of $6 and a non–refundable set up fee of $1.

Total lease rental expense for the three months ended March 31, 2016 and 2015, was $13 and $19, respectively.

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

The Company evaluates performance of its operating segments based on revenue and operating (loss). The following table summarizes our segment information for the three months ended March 31, 2016 and 2015:

	Intellectual property	Gaming – Continuing Operations	Unallocated corporate/other	Total	Discontinued Operations
Three months ended March 31, 2016
Revenue	$–	$–	$–	$–	$–
Cost of revenue	–	–	–	–	–
Gross margin	–	–	–	–	–
Operating loss	(50)	–	(604)	(654)	–
Three months ended March 31, 2015
Revenue	$–	$–	$–	$–	$216
Cost of revenue	–	–	–	–	(90)
Gross margin	–	–	–	–	126
Operating loss	(192)	(16)	(857)	(1,065)	(275)
March 31, 2016
Cash and cash equivalents	$–	$–	$189	$189	$–
Property and equipment	–	–	30	30	–
Intangible assets	659	14	–	673	–
Goodwill	–	1,496	–	1,496	–
Additions:
Property and equipment	–	–	–	–	–
Intangible assets	–	–	–	–	–
Goodwill	–	–	–	–	–
December 31, 2015
Cash and cash equivalents (excludes $39 of restricted cash)	$–	$–	$359	$359	$–
Property and equipment	–	–	35	35	–
Intangible assets	710	20	–	730	–
Goodwill	–	1,496	–	1,496	–
Additions:
Property and equipment	–	–	35	35	–
Intangible assets	–	–	–	–	–
Goodwill	–	–	–	–	–

Note 11. Investment and fair value

The authoritative guidance for fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact. The guidance describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities

●	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

The following table provides the liabilities carried at fair value measured on a recurring basis as of March 31, 2016:

	Level 1	Level 2	Level 3	Total
Investments – DDAY common shares	$793	$–	$–	$793
Investments – DDAY preferred shares	–	87	–	87
	$793	$87	$–	$880

The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
Investments – DDAY Common shares	$444	$–	$–	$444

Note 12. Subsequent events

The Company has evaluated events that occurred subsequent to March 31, 2016, and through the date of the Condensed Consolidated Financial Statements.

In May 2016, the Company issued 5,280,296 shares of common stock in connection with exercise of warrants, resulting in gross proceeds of $2.2 million.

On May 13, 2016 the Company acquired 6% Membership Interest in The Round House LLC for cash consideration of $150. Round House LLC is an Alabama-based technology incubator, offering co-working space, accelerator services and angel investment.

As disclosed on Form 13-D filed on May 18, 2016, the Company acquired 112,000 shares of common stock of Venaxis, Inc. (NasdaqCM: APPY). As of May 20, 2016 the market value of these shares was $410.

Item 2. Management’s discussion and analysis of financial condition and results of operations

This Quarterly Report on Form 10–Q contains forward–looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The statements contained herein that are not purely historical are forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward–looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe” and similar expressions or variations intended to identify forward–looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward–looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward–looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10–K filed with the SEC on April 14, 2016, in addition to other public reports we filed with the Securities and Exchange Commissions (“SEC”). The forward–looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward–looking statements to reflect events or circumstances after the date of such statements.

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

MGT and its subsidiaries are principally engaged in the business of acquiring, developing and monetizing assets in the online and mobile gaming space as well as the social casino industry. MGT’s portfolio includes a social casino platform Slot Champ and minority stakes in the skill–based gaming platform MGT Play and fantasy sports operator DraftDay Gaming Group, Inc. (“DDGG”). MGT Gaming owns three patents covering certain features of casino slot machines. Medicsight owns U.S. Food and Drug Administration approved medical imaging software and has designed an automated carbon dioxide insufflation device on which it receives royalties from an international manufacturer.

John McAfee Global Technologies

On May 9, 2016, the Company entered into an asset purchase agreement (the “APA”) for the purchase of certain technology and assets of D–Vasive Inc., a Wyoming corporation (“D–Vasive”). The APA was entered into by and among the Company, D–Vasive, the shareholders of D–Vasive, and MGT Cybersecurity, Inc., a Delaware corporation wholly owned by the Company which is formed for the purpose of effectuating the asset purchase.

D–Vasive is in the business of developing and marketing certain privacy and anti–spy applications (the “Business”). Pursuant to the terms of the APA, the Company has agreed to purchase assets (“Purchased Assets”) integral to D–Vasive’s Business, including but not limited to applications for use on mobile devices, intellectual property, customer lists, databases, sales pipelines, proposals and project files, licenses and permits. Among the Purchased Assets is the D–Vasive app which is designed for protection from invasive apps that seek access to personal contacts, cameras and other information on smart phones, tablets and other mobile devices.

Upon the closing of the transaction contemplated in the APA, the Company will acquire the Purchased Assets in consideration for (i) $300 (the “Closing Cash”), (ii) 4,760,000 unregistered shares of Common Stock of the Company (the “Escrow Shares”) to be held in escrow for six months pending satisfaction of the representation and warranties in the APA; and (iii) 19,040,000 unregistered shares of Common Stock of the Company (the “Closing Shares”, and together with Escrow Shares the “Purchase Price Shares”) The Closing Cash, the Escrow Cash and Closing Shares are collectively referred to as the “Purchase Price”.

The APA includes customary representations and warranties of the parties as well as termination and closing conditions. The closing of the transactions contemplated in the APA is contingent on satisfaction or waiver of the closing conditions set forth therein including the approval of the Company’s shareholders.

The Company also agreed as part of the closing conditions to enter into certain consulting agreement with Future Tense Secure Systems, Inc. certain employment agreements with key management of D–Vasive and an employment agreement with John McAfee pursuant to which Mr. McAfee will join the Company as Executive Chairman of the Board of Directors and Chief Executive Officer of the Company at the closing of the transaction contemplated in the APA. John David McAfee is the cybersecurity industry’s pioneer and the developer of the world’s first commercial anti-virus software. He founded McAfee Associates in 1987, which was acquired by Intel Corporation for $7.6 billion in 2010. Upon closing of the transaction the Company intends to change its corporate name to John McAfee Global Technologies.

There can be no assurance that the conditions to closing the transactions described herein can be obtained nor that the transaction will be approved by shareholders of the Company.

Critical accounting policies and estimates

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 3 to the Company’s financial statements contained in the 2015 Annual Report on Form 10–K and Part I (Note 3) contained in this Quarterly Report on Form 10–Q.

Results of operations

The Company currently has two operational segments, Gaming and Intellectual Property. Certain corporate expenses are not allocated to a particular segment.

Three months ended March 31, 2016 and 2015

The Company achieved the following results for the three months ended March 31, 2016, and 2015:

●	Operating expenses were $654 (2015: $1,065);

●	Losses of $nil from discontinued operations (2015: $275);

●	Net loss attributable to common shareholders was $1,337 (2015: $1,294) and resulted in a basic and diluted loss per share of $0.11 (2015: $0.11). Net loss from continuing operations before non–controlling interest was $1,360 (2015: $1,106).

Our operating expenses decreased approximately 39% during the quarter ended March 31, 2016 compared to the same period last year. The decrease is primarily attributed to lower personnel costs driven by reductions in headcount as well as reduced professional fees, corporate governance and stock–based compensation expense.

Intellectual property

Selling, general and administrative expenses for the three months ended March 31, 2016 were $50 (2015: $192). The reduction is attributed to the fact that the Company did not incur any legal and consulting costs related to the intellectual property asset in 2016.

Gaming – Continuing operations

During the three months ended March 31, 2016, the Company expensed $5 (2015: $16) related to this segment, primarily consisting of amortization of developed software.

Gaming – Discontinued operations (DraftDay.com)

During the three months ended March 31, 2016 the Company did not recognize any revenue or expenses for this segment. During the three months ended March 31, 2015, the Company recognized $216 in revenues, $90 in cost of revenue and $401 in selling, general and administrative expenses, consisting of marketing expenses, employee compensation, information technology and office related expenses.

Unallocated corporate / other

Selling, general and administrative expenses during the three months ended March 31, 2016 were $599 (2015: $777). The reduction was primarily due to lower personnel costs, driven by reduction in headcount and reduced executive compensation as well as lower stock–based compensation expense and professional fees.

The Company recorded $25 in interest income, (2015: an expense of $41), the income was related to interest earned on note receivable from DraftDay Fantasy Sports, Inc. (“DDAY”).

Liquidity and capital resources

	March 31, 2016	December 31, 2015
Working capital summary
Cash and cash equivalents (excluding $39 of restricted cash as of December 31, 2015)	$189	$359
Other current assets	3	61
Investments available for sale	880	444
Notes receivable	640	1,575
Current assets – Discontinued operations	–	–
Current liabilities	(171)	(79)
Current liabilities – Discontinued operations	–	–
Working capital surplus	$1,541	$2,360

	Three months ended March 31,
	2016	2015
Cash (used in) / provided by
Operating activities	$(376)	$(638)
Investing activities	206	(150)
Financing activities	–	1,072
Discontinued operations	–	(360)
Net decrease in cash and cash equivalents	$(170)	$(76)

On March 31, 2016, MGT’s cash and cash equivalents were $189. The Company continues to exercise discipline with respect to current expense levels. Our cash and cash equivalents have decreased during the three months ended March 31, 2016, primarily due to $376 used in operating activities, offset by $206 provided by investing activities, primarily generated from sales of DDAY common stock in the open market.

Operating activities

Our net cash used in operating activities differs from the net loss predominantly because of various non–cash adjustments such as depreciation, amortization of intangibles, stock–based compensation, loss on sale of investments and movement in working capital.

Investing activities

During the three months ended March 31, 2016 the Company sold approximately 714,000 shares of DDAY common stock in the open market, generating $197 in net proceeds.

Risks and uncertainties related to our future capital requirements

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2016, the Company had incurred significant operating losses since inception and continues to generate losses from operations and has an accumulated deficit of $305,281. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

At March 31, 2016, MGT’s cash and cash equivalents were $189. The Company intends to raise additional capital, either through debt or equity financings or through the continued sale of the Company’s assets in order to achieve its business plan objectives. Management believes that it can be successful in obtaining additional capital; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

Item 4. Controls and procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer, who is also our Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a–15(e) or 15d–15(e) of the Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures as of March 31, 2016 (the end of the period covered by this Quarterly Report on Form 10–Q), have not been designed and are not functioning effectively to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

None.

Item 1–A. Risk factors

There are no additional risk factors other than those discussed in our Annual Report Form 10-K filed April 14, 2016.

Item 2. Unregistered sales of equity securities and use of proceeds

In the quarter ended March 31, 2016, the Company granted and issued a total of 160,000 shares to non–employees for services rendered.

In the quarter ended March 31, 2016, the Company issued 160 shares of Series A convertible preferred stock as dividend to holders, representing dividends due from January 1, 2016, through March 31, 2016.

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

MGT CAPITAL INVESTMENTS, INC

May 23, 2016	By:	/s/ ROBERT B. LADD
Robert B. Ladd
Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

