Form 10-Q
period 2016-06-30
MGT CAPITAL INVESTMENTS INC
filed 2016-08-15
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 12, 2016, the registrant had outstanding 25,857,855 shares of Common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per–share amounts) (unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$1,100	$359
Prepaid expenses and other current assets	141	61
Investments available for sale	495	444
Notes receivable	640	1,575
Total current assets	2,376	2,439

Non–current assets
Restricted cash	–	39
Property and equipment, at cost, net	25	35
Intangible assets, net	–	730
Goodwill	–	1,496
Note receivable	45	–
Investments, at cost	1,530	1,380
Total assets	$3,976	$6,119

Liabilities and equity
Current liabilities
Accounts payable	$111	$63
Accrued expenses	16	15
Other payables	–	1
Total liabilities	127	79

Commitments and contingencies
Redeemable Convertible Preferred stock – temporary equity
Preferred stock, Series A Convertible Preferred, $0.001 par value, 1,500,000 shares authorized at June 30, 2016 and December 31, 2015; No shares outstanding at June 30, 2016 and 10,608 shares outstanding at December 31, 2015.	–	–
Stockholders’ equity
Undesignated Preferred stock, $0.001 par value, 8,583,840 shares authorized at June 30, 2016 and December 31, 2015. No shares issued and outstanding at June 30, 2016 and December 31, 2015	–	–
Common stock, $0.001 par value; 75,000,000 shares authorized; 25,847,017 and 17,928,221 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	26	18
Additional paid–in capital	315,430	311,167
Accumulated other comprehensive income / (loss)	81	(1,206)
Accumulated deficit	(311,374)	(303,944)
Total stockholders’ equity	4,163	6,035
Non–controlling interests	(314)	5
Total equity	3,849	6,040

Total equity, liabilities, redeemable convertible preferred stock and non–controlling interest	$3,976	$6,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per–share amounts, unaudited)

	Three months ended June 30,
	2016	2015
Revenues	$–	$14

Operating expenses
General and administrative	3,769	586

Operating loss	(3,769)	(572)

Other non–operating (expense) / income
Interest and other income	11	5
Loss on sale of investments	(462)	–
Impairment of goodwill	(1,496)	–
Impairment of intangible assets	(673)	–
	(2,620)	5

Net loss from continuing operations before non–controlling interest	(6,389)	(567)

Net loss from discontinued operations – DraftDay.com	–	(283)

Net loss before non–controlling interest	(6,389)	(850)

Net loss attributable to non–controlling interest	296	22

Net loss attributable to Common stockholders	$(6,093)	$(828)

Other comprehensive loss
Reclassification adjustment for loss included in net Loss	775	–
Unrealized holding gain	82	–
Comprehensive loss	$(5,236)	$(828)

Per–share data
Basic and diluted loss per share – continuing operations	$(0.29)	$(0.04)
Basic and diluted loss per share – discontinued operations	–	(0.02)
Basic and diluted loss per share	$(0.29)	$(0.06)

Weighted average number of Common shares outstanding	21,228,156	13,578,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per–share amounts, unaudited)

	Six months ended June 30,
	2016	2015
Revenues	$–	$14

Operating expenses
General and administrative	4,423	1,651

Operating loss	(4,423)	(1,637)

Other non–operating (expense) / income
Interest and other income / (expense)	36	(36)
Loss on sale of investments	(1,193)	–
Impairment of goodwill	(1,496)	–
Impairment of intangible assets	(673)	–
	(3,326)	(36)

Net loss from continuing operations before non–controlling interest	(7,749)	(1,673)

Net loss from discontinued operations – DraftDay.com	–	(558)

Net loss before non–controlling interest	(7,749)	(2,231)

Net loss attributable to non–controlling interest	319	109

Net loss attributable to Common stockholders	$(7,430)	$(2,122)

Other comprehensive loss
Reclassification adjustment for loss included in net Loss	1,205	–
Unrealized holding loss	82	–
Comprehensive loss	$(6,143)	$(2,122)

Per–share data
Basic and diluted loss per share – continuing operations	$(0.38)	$(0.12)
Basic and diluted loss per share – discontinued operations	–	(0.05)
Basic and diluted loss per share	$(0.38)	$(0.17)

Weighted average number of Common shares outstanding	19,578,022	12,373,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands, unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(7,749)	$(2,231)
Net loss from discontinued operations	–	558
	(7,749)	(1,673)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	11	6
Amortization of intangible assets	57	114
Stock–based expense	1,413	179
Warrant modification expense	431	–
Loss on sale of investments – short term	1,193	–
Impairment of intangible assets	673	–
Impairment of goodwill	1,496	–
Change in operating assets and liabilities
Accounts receivable	–	(7)
Prepaid expenses and other current assets	(80)	42
Accounts payable	48	78
Accrued expenses	1	(28)
Other payables	(1)	–
Net cash used in operating activities	(2,507)	(1,289)

Cash flows from investing activities
Release of restricted cash and security deposit	39	99
Purchase of investments – short term	(414)	–
Purchase of investments – long term	(150)	–
Purchase of note receivable – long term	(45)	(250)
Proceeds from sale of investments	1,391	–
Net cash provided by / (used in) investing activities	821	(151)

Cash flows from financing activities
Proceeds from At–The–Market sales of Common stock, net of fees	–	1,644
Proceeds from exercise of Common stock warrants	2,427	–
Net cash provided by financing activities	2,427	1,644

Cash flows from discontinued operations – DraftDay.com
Net cash used in operating activities	–	(562)

Net change in cash and cash equivalents
Continuing operations	741	204
Discontinued operations	–	(562)
	741	(358)
Cash and cash equivalents, beginning of period
Continuing operations	359	648
Discontinued operations	–	807
	359	1,455
Cash and cash equivalents, end of period
Continuing operations	1,100	852
Discontinued operations	–	245
	$1,100	$1,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 1. Organization and basis of presentation

Organization

MGT Capital Investments, Inc. (“MGT,” “the Company,” “we,” “us”) is a Delaware corporation, incorporated in 2000. The Company was originally incorporated in Utah in 1977. MGT is comprised of the parent company, wholly–owned subsidiaries MGT Cybersecurity, Inc. (“MGT Cybersecurity”), Medicsight, Inc. (“Medicsight”), MGT Sports, Inc. (“MGT Sports”), MGT Studios, Inc. (“MGT Studios”), and majority–owned subsidiary MGT Gaming, Inc. (“MGT Gaming”). MGT Studios also owns a controlling minority interest in the subsidiary M2P Americas, Inc. Our corporate office is located in Harrison, New York.

Cybersecurity

MGT and its subsidiaries are in the process of acquiring a diverse portfolio of cyber security technologies. With cyber security industry pioneer, John McAfee, at its helm, the Company is positioned to address various cyber threats through advanced protection technologies for mobile and personal tech devices, including tablets and smart phones. The Company is currently in the process of acquiring D–Vasive, a provider of leading edge anti–spy software, and Demonsaw, a provider of a secure and anonymous file sharing software platform.

On May 9, 2016 we, through our wholly owned subsidiary, MGT Cybersecurity, Inc. entered into an Asset Purchase Agreement (the “D–Vasive APA”) to acquire certain assets related to the D–Vasive business (as defined below). D–Vasive, Inc., a Wyoming corporation, is in the business of developing and marketing of certain privacy and anti–spy applications (the “D–Vasive Business”). Pursuant to the terms of the D–Vasive APA, the Company has agreed to purchase assets (“D–Vasive Assets”) integral to the D–Vasive Business, including but not limited to applications for use on mobile devices, intellectual property, customer lists, databases, sales pipelines, proposals and project files, licenses and permits. Among the Purchased Assets is the D–Vasive application which is designed for protection from invasive applications that seek access to personal contacts, cameras and other information on smart phones, tablets and other mobile devices. The Company intends to change its corporate name to “John McAfee Global Technologies, Inc.” upon closing of the D–Vasive transaction.

On May 26, 2016, the Company entered into an asset purchase agreement (the “Demonsaw APA”) with Demonsaw LLC, a Delaware company (“Demonsaw”) and the shareholders of Demonsaw, for the purchase of certain technology and assets of Demonsaw. Demonsaw is in the business of developing and marketing certain secure and anonymous information sharing applications (the “Demonsaw Business”). Pursuant to the terms of the Demonsaw APA, the Company has agreed to purchase assets (“Demonsaw Assets”) integral to the Demonsaw Business, including but not limited to the source code for the Demonsaw solution, intellectual property, customer lists, databases, sales pipelines, proposals and project files, licenses and permits. Among the Demonsaw Assets is the Demonsaw application which is designed for use in Windows and Apple operating systems. However, prior to the closing of this transaction, the Company and Demonsaw executed an agreement to terminate the Demonsaw APA, pursuant to Section 3.4 of the Demonsaw APA. Subsequently, D–Vasive entered into a Membership Interest Purchase Agreement (the “LLC Purchase Agreement”) with the holders of all of Demonsaw’s outstanding membership interest, whereby D–Vasive purchased all such membership interest from the Demonsaw members. The closing of the transaction contemplated under the LLC Purchase Agreement is contingent on, among other things, the closing of the transaction contemplated under the D-Vasive APA.

Gaming

Prior to second quarter ending June 30, 2016, the Company and its subsidiaries were principally engaged in the business of acquiring, developing and monetizing assets in the online and mobile gaming space as well as the social casino industry. MGT’s portfolio includes a social casino platform Slot Champ and minority stakes in the skill–based gaming platform MGT Play and fantasy sports operator DraftDay Gaming Group, Inc. (“DDGG”) (see September 8, 2015 development below).

In addition, MGT Gaming owns three patents covering certain features of casino slot machines. Two of the patents were asserted against alleged infringers in various actions in federal court in Mississippi. In July 2014, MGT Gaming dismissed its lawsuits against WMS Gaming Inc., and in August 2015, the Company and defendants Aruze America and Penn National Gaming agreed to settle all pending litigation and all proceedings at the U. S. Patent and Trademark Office. The Company received a payment of $90, which was recorded as licensing revenue. In an effort to monetize its gaming patent portfolio during the six months ended June 30, 2016, the Company engaged Munich Innovations GmbH, the patent monetization firm that sold MGT’s medical patent portfolio to Samsung in 2013 for $1.5 million. As of June 30, 2016, an impairment charge for the full value of the patent was recorded, as the Company is in no longer engaged in this business.

On September 8, 2015, the Company and MGT Sports entered into an Asset Purchase Agreement with Viggle, Inc. (“Viggle”) and Viggle’s subsidiary DDGG, pursuant to which Viggle acquired all of the assets of the DraftDay.com business (“DraftDay.com”) from the Company and MGT Sports. In exchange for the acquisition of DraftDay.com, Viggle paid MGT Sports the following: (a) 1,269,342 shares of Viggle’s common stock, since renamed Function(x) Inc. (NASDAQ: FNCX) (“FNCX”), (b) a promissory note in the amount of $234 paid on September 29, 2015, (c) a promissory note in the amount of $1,875 due March 8, 2016 (“FNCX Note”, “the Note”), and (d) 2,550,000 shares of Common stock of DDGG (private entity). In addition, in exchange for providing certain transitional services, DDGG issued to MGT Sports a warrant to purchase 1,500,000 shares of DDGG common stock. Following consummation of the transaction, MGT Sports owns an 11% equity interest in DDGG, FNCX owns 49%, and Sportech, Inc. owns 39%. As a result of the transaction, the Company has presented DraftDay.com as a discontinued operation.

On March 24, 2016, the Company entered into an Exchange Agreement (the “FNCX March 24th Agreement”) with FNCX. The purpose of the FNCX March 24th Agreement was to exchange the FNCX Note for other equity and debt securities of FNCX, after the Note went into default on March 8, 2016. On the effective date of the FNCX March 24th Agreement, the Note had an outstanding principal balance of $1,875 and accrued interest in the amount of $51 (the “March 24th Interest”). Pursuant to the FNCX March 24th Agreement, a portion consisting of $825 of the outstanding principal of the FNCX Note was exchanged for 2,748,353 shares of FNCX’s Common stock, and an additional portion of $110 of the outstanding principal was exchanged for 110 shares (the “FNCX Preferred shares”) of a newly created class of Preferred stock, the Series D Convertible Preferred stock. The FNCX Preferred shares were subsequently converted into 366,630 shares of FNCX’s Common stock. Finally, FNCX agreed to make a cash payment to MGT Sports for the total amount of March 24th Interest. In exchange for the forgoing, MGT Sports and the Company agreed to waive all Events of Default under the FNCX Note prior to the effective date of the FNCX March 24th Agreement and to release FNCX from any rights, remedies and claims related thereto. After giving effect to the forgoing, the remaining outstanding principal balance of the FNCX Note was $940 which continued to accrue interest a rate of 5% per annum, and all terms of the Note remained unchanged except that the maturity date was changed to July 31, 2016.

On June 14, 2016, the Company and MGT Sports entered into a Securities Exchange Agreement (the “FNCX June 14th Agreement”) with FNCX to exchange $940 remaining outstanding principal of the FNCX Note for 2,641,837 shares of FNCX’s Common stock and FNCX shall make a cash payment to MGT Sports for the total amount of interest accrued until consummation of the transaction contemplated in the FNCX June 14th Agreement. The closing of the FNCX June 14th Agreement is conditioned on FNCX’s shareholders’ approval of the issuance of the FNCX Common shares and satisfaction of other closing conditions set forth in the FNCX June 14th Agreement. As of June 30, 2016, the Note was recorded on the balance sheet at $640, net of reserve of $300.

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 8–03 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2015, as filed with the SEC on April 14, 2016. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2016.

Note 2. Going concern and management plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2016, the Company had incurred significant operating losses since inception and continues to generate losses from operations and has an accumulated deficit of $311,374. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Commercial results have been limited and the Company has not generated significant revenues. The Company’s primary source of operating funds since inception has been debt and equity financings. The Company cannot assure its stockholders that the Company’s revenues will be sufficient to fund its operations. If adequate funds are not available, the Company may be required to curtail its operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of our technologies or products that the Company would not otherwise relinquish.

At June 30, 2016, MGT’s cash and cash equivalents were $1,100. The Company intends to raise additional capital, either through debt or equity financings or through the continued sale of the Company’s assets in order to achieve its business plan objectives. Management believes that it can be successful in obtaining additional capital; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

DraftDay.com’s losses for the three and six months ended June 30, 2015 are included in “Loss from discontinued operations” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

Summarized financial information for DraftDay.com’s operations for the three and six months ended June 30, 2016 and 2015 are presented below:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue	$–	$248	$–	$464
Cost of sales	–	(96)	–	(186)
Gross margin	–	152	–	278
Operating expenses	–	(435)	–	(836)
Net loss	$–	$(283)	$–	$(558)

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

The computation of diluted loss per share for the three and six months ended June 30, 2016, excludes 1,000,000 unvested restricted shares and 100,000 warrants, as they are anti–dilutive due to the Company’s net loss. The computation of diluted loss per share for the three and six months ended June 30, 2015, excluded 10,296 shares in connection to the Convertible Preferred stock, 77,500 unvested restricted shares and 1,020,825 warrants, as they were anti–dilutive due to the Company’s net loss.

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

Note 4. Goodwill and intangible assets

Goodwill represents the difference between purchase cost and the fair value of net assets acquired in business acquisitions. Indefinite lived intangible assets, representing trademarks and trade names, are not amortized unless their useful life is determined to be finite. Long–lived intangible assets are subject to amortization using the straight–line method. Goodwill and indefinite lived intangible assets are tested for impairment annually as of December 31, and more often if a triggering event occurs, by comparing the fair value of each reporting unit to its carrying value. The Company concluded that a triggering event had occurred based on the overall deterioration of the market capitalization of the Company and evaluated the goodwill for possible impairment. After the evaluation as of June 30, 2016, management concluded that a full impairment existed based on the Company’s current efforts to capitalize and execute its business plan relating to the asset.

The Company’s intangible assets for continuing operations consisted of the following:

Goodwill
January 1, 2016	$1,496
Impairment	(1,496)
June 30, 2016	$–

Intangible assets
January 1, 2016	$730
Impairment	(673)
Amortization	(57)
June 30, 2016	$–

For the three months ended June 30, 2016 and 2015, the Company recorded amortization expense of $57 and $150, respectively. For the six months ended June 30, 2016 and 2015, the Company recorded amortization expense of $57 and $300, respectively. During the three months ended June 30, 2016, the Company recognized an impairment charge of $1,496 related to the goodwill and $673 related to the intangible assets.

Note 5. Notes receivable

On March 24, 2016, the Company entered into an Exchange Agreement (the “FNCX March 24th Agreement”) with FNCX. The purpose of the FNCX March 24th Agreement was to exchange the FNCX Note for other equity and debt securities of FNCX, after the Note went into default on March 8, 2016. On the effective date of the FNCX March 24th Agreement, the Note had an outstanding principal balance of $1,875 and accrued interest in the amount of $51 (the “March 24th Interest”). Pursuant to the FNCX March 24th Agreement, a portion consisting of $825 of the outstanding principal of the FNCX Note was exchanged for 2,748,353 shares of FNCX’s Common stock, and an additional portion of $110 of the outstanding principal was exchanged for 110 shares (the “FNCX Preferred shares”) of a newly created class of Preferred stock, the Series D Convertible Preferred stock. The FNCX Preferred shares were subsequently converted into 366,630 shares of FNCX’s Common stock. Finally, FNCX agreed to make a cash payment to MGT Sports for the total amount of March 24th Interest. In exchange for the forgoing, MGT Sports and the Company agreed to waive all Events of Default under the FNCX Note prior to the effective date of the FNCX March 24th Agreement and to release FNCX from any rights, remedies and claims related thereto. After giving effect to the forgoing, the remaining outstanding principal balance of the FNCX Note was $940 which continued to accrue interest a rate of 5% per annum, and all terms of the Note remained unchanged except that the maturity date was changed to July 31, 2016.

On June 14, 2016, the Company and MGT Sports entered into a Securities Exchange Agreement (the “FNCX June 14th Agreement”) with FNCX to exchange $940 remaining outstanding principal of the FNCX Note for 2,641,837 shares of FNCX’s Common stock and FNCX shall make a cash payment to MGT Sports for the total amount of interest accrued until consummation of the transaction contemplated in the FNCX June 14th Agreement.

On June 30, 2016 and December 31, 2015, the Company carried the Note from FNCX in the net amount of $640 and $1,575, respectively.

During the six months ended June 30, 2016, the Company purchased a 5% promissory note with a principal of $45, maturing on July 18, 2016. Management expects to convert the note into equity of the promisor, thus the Company is carrying the note as a long–term asset, despite the current maturity.

Note 6. Series A Convertible Preferred stock

During the six months ended June 30, 2016 the Company converted 10,838 shares of Series A Convertible Preferred stock into 10,838 shares of Common stock. As of June 30, 2016 there were no Series A Convertible Preferred shares outstanding.

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

Common Stock and options granted under the Plan vest as determined by the Company’s Compensation and Nominations Committee and expire over varying terms, but not more than seven years from date of grant. In the case of an Incentive Stock Option that is granted to a 10% shareholder on the date of grant, such Option shall not be exercisable after the expiration of five years from the date of grant. No option grants were issued during the six months ended June 30, 2016, and 2015.

Issuance of restricted shares – directors, officers and employees

	Number of shares	Weighted average grant date fair value
Non–vested at December 31, 2015	–	$–
Granted	1,051,000	2.68
Vested	(51,000)	2.68
Forfeited	–	–
Non–vested at June 30, 2016	1,000,000	$2.68

For the three months ended June 30, 2016 and 2015, the Company has recorded $248 and $32, respectively, in employee and director stock–based compensation expense, which is a component of selling, general and administrative expense in the condensed consolidated statement of operations. For the six months ended June 30, 2016 and 2015, the Company has recorded $248 and $64, respectively, in employee and director stock–based compensation expense, which is a component of selling, general and administrative expense in the condensed consolidated statement of operations.

In the three and six months ended June 30, 2016 and 2015, the Company did not allocate any stock–based compensation expense to non–controlling interest.

Unrecognized compensation cost

As of June 30, 2016, unrecognized compensation costs related to non–vested stock–based compensation arrangements was $2,214 (2015: $29), and is expected to be recognized over a weighted average period of 2 years (2015: 0.52 years).

Stock–based compensation – non–employees

For the six months ended June 30, 2016 the Company granted and issued a total of 740,000 shares to non–employees for services rendered. The shares were recorded at $1,165 using the closing market value on respective dates of issuance.

Warrants

In May 2016, the Company entered into Warrant Modification Agreements (the “$3 Warrant Modification Agreements”) with holders of 517,796 of Common Stock Purchase Warrants issued in connection with the Company’s private placement offering dated May 24, 2012. The warrants entitled its holders to purchase the Company’s Common stock at an exercise price of $3 per Company share for a period of five years from the date of issuance (the “$3 Warrants”). Under the terms of the $3 Warrant Modification Agreements, the exercise price of the $3 Warrants was reduced to $0.25 per share. During the three months ended June 30, 2016, the Company issued 517,796 shares of Common stock for gross proceeds of $129 in connection with exercise of the $3 Warrants and recorded a Warrant modification expense of $431 related to the $3 Warrant Modification Agreements.

Also in May 2016, the Company entered into agreements with the holders of 2,800,000 Common Stock Purchase Warrants issued in connection with the Company’s private placement offering dated October 8, 2015 (the “2015 Warrants”). Pursuant to its terms, each 2015 Warrant entitled the holder to purchase two shares of Company’s Common stock at a price of $0.25 per share on the earlier of: (i) one year from the date of issue, or (ii) the occurrence of certain corporate events, including a private or public financing in which the Company receives gross proceeds of at least $7,500,000; a spinoff; one or more acquisitions or sales by the Company of certain assets approved by the stockholders of the Company; or a merger, consolidation, recapitalization, or reorganization approved by the stockholders of the Company (each, a “Qualifying Transaction”). In the absence of a Qualifying Transaction, the Company allowed holders of the 2015 Warrants to accelerate exercise, if the holder agreed to pay an exercise price of greater than $0.25 per share. All 2015 Warrants were exercised under this agreement, with the Company issuing a total of 5,600,000 shares of Common stock for gross proceeds of $2,298, or approximately $0.41 per share. Due to the gain, no income statement impact was recorded as a result of the above exercises. Id state are to gain - no recgintion.

During the three months ended June 30, 2016 the Company issued a total of 6,117,796 shares of Common stock in connection with exercise of warrants, resulting in gross proceeds of $2,427.

As of June 30, 2016 the Company had 100,000 warrants outstanding at a weighted average exercise price of $3.75 and an intrinsic value of $7. All issued warrants are exercisable and expire through 2018.

Note 8. Non–controlling interest

At June 30, 2016 the Company’s non–controlling interest was as follows:

	MGT Gaming	M2P Americas	Total
At January 1, 2016	$28	$(23)	$5
Non–controlling share of net loss	(318)	(1)	(319)
At June 30, 2016	$(290)	$(24)	$(314)

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

Total lease rental expense for the three months ended June 30, 2016 and 2015, was $13 and $23, respectively. Total lease rental expense for the six months ended June 30, 2016 and 2015, was $26 and $42, respectively.

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

The Company evaluates performance of its operating segments based on revenue and operating loss. The following table summarizes our segment information for the three and six months ended June 30, 2016 and 2015:

	Intellectual property	Gaming - Continuing Operations	Unallocated corporate/other	Total	Discountinued Operations
Three months ended June 30, 2016
Revenue	$–	$–	$–	$–	$–
Cost of revenue	–	–	–	–	–
Gross margin	–	–	–	–	–
Operating loss	–	–	(3,769)	(3,769)	–
Three months ended June 30, 2015
Revenue	$12	$2	$–	$14	$248
Cost of revenue	–	–	–	–	(96)
Gross margin	12	2	–	14	152
Operating loss	(35)	(8)	(529)	(572)	(283)
Six months ended June 30, 2016
Revenue	$–	$–	$–	$–	$–
Cost of revenue	–	–	–	–	–
Gross margin	–	–	–	–	–
Operating loss	(50)	(5)	(4,368)	(4,423)	–
Six months ended June 30, 2015
Revenue	$12	$2	$–	$14	$464
Cost of revenue	–	–	–	–	(186)
Gross margin	12	2	–	14	278
Operating loss	(227)	(24)	(1,386)	(1,637)	(558)
June 30, 2016
Cash and cash equivalents	$–	$–	$1,100	$1,100	$–
Property and equipment	–	–	25	25	–
Intangible assets	–	–	–	–	–
Goodwill	–	–	–	–	–
Additions
Property and equipment	–	–	–	–	–
Intangible assets	–	–	–	–	–
Goodwill	–	–	–	–	–
Disposals
Property and equipment	–	–	–	–	–
Intangible assets	(659)	(14)	–	(673)	–
Goodwill	–	(1,496)	–	(1,496)	–
December 31, 2015
Cash and cash equivalents (excludes $39 of restricted cash)	$–	$–	$359	$359	$–
Property and equipment	–	–	35	35	–
Intangible assets	710	20	–	730	–
Goodwill	–	1,496	–	1,496	–
Additions
Property and equipment	–	–	35	35	–
Intangible assets	–	–	–	–	–
Goodwill	–	–	–	–	–

Note 11. Investment and fair value

The authoritative guidance for fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact. The guidance describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities

●	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

The following table provides the investments carried at fair value measured on a recurring basis as of March 31, 2016:

	Level 1	Level 2	Level 3	Total
Investments – FNCX Common shares	$103	$–	$–	$103
Investments – APPY Common shares	392	–	–	392
	$495	$–	$–	$495

The following table provides the investments carried at fair value measured on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
Investments – FNCX Common shares	$444	$–	$–	$444

Note 12. Subsequent events

The Company has evaluated events that occurred subsequent to June 30, 2016, and through the date of the Condensed Consolidated Financial Statements.

Subsequent to June 30, 2016, and through the date of filing the Quarterly Report on Form 10–Q, the Company granted and issued a total of 10,000 shares to non–employees for services rendered. The shares were recorded at $35 using the closing market value on respective dates of issuance.

On August 2, 2016 (the “Closing Date”), the Company entered into a Securities Purchase Agreement (the “SPA”) with selected accredited investors (each an “Investor” and collectively, the “Investors”). Pursuant to the terms of the Purchase Agreement, the Company sold $2,050 in unsecured promissory notes (“Notes) in a private placement (the “Offering”). The Notes mature on September 30, 2019 or such other date as set forth in the Notes. The Notes bear interest at a rate of twelve per cent (12%) per annum, to be paid quarterly in arrears, with the first payment due on September 30, 2016 to be calculated on a pro–rata basis. In addition, for each one thousand dollars invested by an Investor, the Investor shall receive two detachable Warrants (“Warrant”), each of which is exercisable for one hundred (100) shares of the Company’s common stock: Each Warrant has an initial exercise price of $3.31 per share, and is exercisable for a period of thirty–six (36) months from the date of issuance.

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

Executive summary

MGT Capital Investments, Inc. (“MGT,” “the Company,” “we,” “us”) is a Delaware corporation, incorporated in 2000. The Company was originally incorporated in Utah in 1977. MGT is comprised of the parent company, wholly–owned subsidiaries MGT Cybersecurity, Inc. (“MGT Cybersecurity”), Medicsight, Inc. (“Medicsight”), MGT Sports, Inc. (“MGT Sports”), MGT Studios, Inc. (“MGT Studios”), and majority–owned subsidiary MGT Gaming, Inc (“MGT Gaming”). MGT Studios also owns a controlling minority interest in the subsidiary M2P Americas, Inc. Our corporate office is located in Harrison, New York.

Cybersecurity

MGT and its subsidiaries are in the process of acquiring a diverse portfolio of cyber security technologies. With cyber security industry pioneer, John McAfee, at its helm, the Company is positioned to address various cyber threats through advanced protection technologies for mobile and personal tech devices, including tablets and smart phones. The Company is currently in the process of acquiring D–Vasive, a provider of leading edge anti–spy software, and Demonsaw, a provider of a secure and anonymous file sharing software platform.

On May 9, 2016 we, through our wholly owned subsidiary, MGT Cybersecurity, Inc. entered into an Asset Purchase Agreement (the “D–Vasive APA”) to acquire certain assets related to the D–Vasive business (as defined below). D–Vasive, Inc., a Wyoming corporation, is in the business of developing and marketing of certain privacy and anti–spy applications (the “D–Vasive Business”). Pursuant to the terms of the D–Vasive APA, the Company has agreed to purchase assets (“D–Vasive Assets”) integral to the D–Vasive Business, including but not limited to applications for use on mobile devices, intellectual property, customer lists, databases, sales pipelines, proposals and project files, licenses and permits. Among the Purchased Assets is the D–Vasive application which is designed for protection from invasive applications that seek access to personal contacts, cameras and other information on smart phones, tablets and other mobile devices. The Company intends to change its corporate name to “John McAfee Global Technologies, Inc.” upon closing of the D–Vasive transaction.

On May 26, 2016, the Company entered into an asset purchase agreement (the “Demonsaw APA”) with Demonsaw LLC, a Delaware company (“Demonsaw”) and the shareholders of Demonsaw, for the purchase of certain technology and assets of Demonsaw. Demonsaw is in the business of developing and marketing certain secure and anonymous information sharing applications (the “Demonsaw Business”). Pursuant to the terms of the Demonsaw APA, the Company has agreed to purchase assets (“Demonsaw Assets”) integral to the Demonsaw Business, including but not limited to the source code for the Demonsaw solution, intellectual property, customer lists, databases, sales pipelines, proposals and project files, licenses and permits. Among the Demonsaw Assets is the Demonsaw application which is designed for use in Windows and Apple operating systems. However, prior to the closing of this transaction, the Company and Demonsaw executed an agreement to terminate the Demonsaw APA, pursuant to Section 3.4 of the Demonsaw APA. Subsequently, D–Vasive entered into a Membership Interest Purchase Agreement (the “LLC Purchase Agreement”) with the holders of all of Demonsaw’s outstanding membership interest, whereby D–Vasive purchased all such membership interest from the Demonsaw members. The closing of the transaction contemplated under the LLC Purchase Agreement is contingent on, among other things, the closing of the transaction contemplated under the APA.

Gaming

Prior to second quarter ending June 30, 2016, the Company and its subsidiaries were principally engaged in the business of acquiring, developing and monetizing assets in the online and mobile gaming space as well as the social casino industry. MGT’s portfolio includes a social casino platform Slot Champ and minority stakes in the skill–based gaming platform MGT Play and fantasy sports operator DraftDay Gaming Group, Inc. (“DDGG”) (see September 8, 2015 development below).

In addition, MGT Gaming owns three patents covering certain features of casino slot machines. Two of the patents were asserted against alleged infringers in various actions in federal court in Mississippi. In July 2014, MGT Gaming dismissed its lawsuits against WMS Gaming Inc., and in August 2015, the Company and defendants Aruze America and Penn National Gaming agreed to settle all pending litigation and all proceedings at the U. S. Patent and Trademark Office. The Company received a payment of $90, which was recorded as licensing revenue. In an effort to monetize its gaming patent portfolio during the six months ended June 30, 2016, the Company engaged Munich Innovations GmbH, the patent monetization firm that sold MGT’s medical patent portfolio to Samsung in 2013 for $1.5 million. As of June 30, 2016, an impairment charge for the full value of the patent was recorded, as the Company is in no longer engaged in this business.

On September 8, 2015, the Company and MGT Sports entered into an Asset Purchase Agreement with Viggle, Inc. (“Viggle”) and Viggle’s subsidiary DDGG, pursuant to which Viggle acquired all of the assets of the DraftDay.com business (“DraftDay.com”) from the Company and MGT Sports. In exchange for the acquisition of DraftDay.com, Viggle paid MGT Sports the following: (a) 1,269,342 shares of Viggle’s common stock, since renamed Function(x) Inc. (NASDAQ: FNCX) (“FNCX”), (b) a promissory note in the amount of $234 paid on September 29, 2015, (c) a promissory note in the amount of $1,875 due March 8, 2016 (“FNCX Note”, “the Note”), and (d) 2,550,000 shares of Common stock of DDGG (private entity). In addition, in exchange for providing certain transitional services, DDGG issued to MGT Sports a warrant to purchase 1,500,000 shares of DDGG common stock. Following consummation of the transaction, MGT Sports owns an 11% equity interest in DDGG, FNCX owns 49%, and Sportech, Inc. owns 39%. As a result of the transaction, the Company has presented DraftDay.com as a discontinued operation.

On March 24, 2016, the Company entered into an Exchange Agreement (the “FNCX March 24th Agreement”) with FNCX. The purpose of the FNCX March 24th Agreement was to exchange the FNCX Note for other equity and debt securities of FNCX, after the Note went into default on March 8, 2016. On the effective date of the FNCX March 24th Agreement, the Note had an outstanding principal balance of $1,875 and accrued interest in the amount of $51 (the “March 24th Interest”). Pursuant to the FNCX March 24th Agreement, a portion consisting of $825 of the outstanding principal of the FNCX Note was exchanged for 2,748,353 shares of FNCX’s Common stock, and an additional portion of $110 of the outstanding principal was exchanged for 110 shares (the “FNCX Preferred shares”) of a newly created class of Preferred stock, the Series D Convertible Preferred stock. The FNCX Preferred shares were subsequently converted into 366,630 shares of FNCX’s Common stock. Finally, FNCX agreed to make a cash payment to MGT Sports for the total amount of March 24th Interest. In exchange for the forgoing, MGT Sports and the Company agreed to waive all Events of Default under the FNCX Note prior to the effective date of the FNCX March 24th Agreement and to release FNCX from any rights, remedies and claims related thereto. After giving effect to the forgoing, the remaining outstanding principal balance of the FNCX Note was $940 which continued to accrue interest a rate of 5% per annum, and all terms of the Note remained unchanged except that the maturity date was changed to July 31, 2016.

On June 14, 2016, the Company and MGT Sports entered into a Securities Exchange Agreement (the “FNCX June 14th Agreement”) with FNCX to exchange $940 remaining outstanding principal of the FNCX Note for 2,641,837 shares of FNCX’s Common stock and FNCX shall make a cash payment to MGT Sports for the total amount of interest accrued until consummation of the transaction contemplated in the FNCX June 14th Agreement. The closing of the FNCX June 14th Agreement is conditioned on FNCX’s shareholders’ approval of the issuance of the FNCX Common shares and satisfaction of other closing conditions set forth in the FNCX June 14th Agreement. As of June 30, 2016, the Note was recorded on the balance sheet at $640, net of reserve of $300.

Critical accounting policies and estimates

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 3 to the Company’s financial statements contained in the 2015 Annual Report on Form 10–K and Part I, Note 3 contained in this Quarterly Report on Form 10–Q.

Results of operations

The Company currently has two operational segments, Gaming and Intellectual Property.

Three months ended June 30, 2016 and 2015

The Company achieved the following results for the three months ended June 30, 2016, and 2015:

●	Operating expenses were $3,769 (2015: $586);

●	Losses of $nil from discontinued operations (2015: $283);

●

Net loss attributable to Common shareholders was $6,093 (2015: $828) and resulted in a basic and diluted loss per share of $0.29 (2015: $0.06). Net loss from continuing operations before non–controlling interest was $6,389 (2015: $567).

The increase in our operating expenses during the quarter ended June 30, 2016 was primarily due to increased stock–based compensation expense, driven by higher stock price and increased professional fees, such as legal and investor relations fees.

Intellectual property

Selling, general and administrative expenses for three months ended June 30, 2016 were $nil (2015: $47). During the second quarter of 2016, the Company recognized an impairment charge of $659 related to the gaming patent.

Gaming – continuing operations

During three months ended June 30, 2016, the Company did not incur any operating costs related to this segment (2015: $10). During the second quarter of 2016, the Company recognized an impairment charge of $1,496 related to the goodwill and $14 related to the intangible assets.

Gaming – discontinued operations (DraftDay.com)

During the three months ended June 30, 2016, the Company did not recognize any revenues or expenses for this segment. During the three months ended June 30, 2015, the Company recognized $248 in revenues, $96 in cost of revenue and $435 in selling, general and administrative expenses, consisting of marketing expenses, employee compensation, information technology and office related expenses.

Unallocated corporate / other

Selling, general and administrative expenses during the three months ended June 30, 2016 were $3,769 (2015: $529). The increase was primarily due to increased stock–based compensation expense, driven by higher stock price and increased professional fees, such as legal and investor relations fees.

The Company recorded $11 in interest income, (2015: $5), the income was related to interest earned on note receivable from Function (X) Inc. (“FNCX”).

Six months ended June 30, 2016 and 2015

The Company achieved the following results for the six months ended June 30, 2016, and 2015:

●	Operating expenses were $4,423 (2015: $1,651);

●	Losses of $nil from discontinued operations (2015: $558);

●

Net loss attributable to Common shareholders was $7,430 (2015: $2,122) and resulted in a basic and diluted loss per share of $0.38 (2015: $0.17). Net loss from continuing operations before non–controlling interest was $7,749 (2015: $1,673).

The increase in our operating expenses during the six months ended June 30, 2016 was primarily due to increased stock–based compensation expense during the second quarter of 2016, driven by higher stock price and increased professional fees, such as legal and investor relations fees.

Intellectual property

Selling, general and administrative expenses for the six months ended June 30, 2016 were $50 (2015: $239) consisting of amortization. During the second quarter of 2016, the Company recognized an impairment charge of $659 related to the gaming patent.

Gaming – continuing operations

Selling, general and administrative expenses for the six months ended June 30, 2016 were $5 (2015: $26). During the second quarter of 2016, the Company recognized an impairment charge of $1,496 related to the goodwill and $14 related to the intangible assets.

Gaming – discontinued operations (DraftDay.com)

During the six months ended June 30, 2016, the Company did not recognize any revenues or expenses for this segment. During the six months ended June 30, 2015, the Company recognized $464 in revenues, $186 in cost of revenue and $836 in selling, general and administrative expenses, consisting of marketing expenses, employee compensation, information technology and office related expenses.

Unallocated corporate / other

Selling, general and administrative expenses during the six months ended June 30, 2016 were $4,368 (2015: $1,386). The increase was primarily due to increased stock–based compensation expense during the second quarter of 2016, driven by higher stock price and increased professional fees, such as legal and investor relations fees.

The Company recorded $36 in interest income, (2015: expense of $36), the income was related to interest earned on note receivable from Function (X) Inc. (“FNCX”).

Liquidity and capital resources

	June 30, 2016	December 31, 2015
Working capital summary
Cash and cash equivalents (excluding $39 of restricted cash as of December 31, 2015)	$1,100	$359
Other current assets	141	61
Investments available for sale	495	444
Notes receivable	640	1,575
Current assets – Discontinued operations	–	–
Current liabilities	(127)	(79)
Current liabilities – Discontinued operations	–	–
Working capital surplus	$2,249	$2,360

	Six months ended June 30,
	2016	2015
Cash (used in) / provided by
Operating activities	$(2,507)	$(1,289)
Investing activities	821	(151)
Financing activities	2,427	1,644
Discontinued operations	–	(562)
Effects of exchange rates on cash and cash equivalents	–	–
Net change in cash and cash equivalents	$741	$(358)

On June 30, 2016, MGT’s cash and cash equivalents were $1,100. The Company continues to exercise discipline with respect to current expense levels. Our cash and cash equivalents have decreased during the six months ended June 30, 2016, primarily due to $2,507 used in operating activities, offset by $821 and $2,427 provided by investing activities and financing activities, respectively.

Operating activities

Our net cash used in operating activities differs from the net loss predominantly because of various non–cash adjustments such as depreciation, amortization of intangibles, stock–based compensation, warrants modification expense, loss on sale of investments and movement in working capital.

Investing activities

During the six months ended June 30, 2016 the Company generated $1,391 in gross proceeds from sales of FNCX Common stock on the open market.

During the six months ended June 30, 2016, the Company purchased a 5% promissory note with a principal of $45, maturing on July 18, 2016.

On May 13, 2016 the Company acquired 6% Membership Interest in The Round House LLC (“Round House”) for cash consideration of $150. Round House is an Alabama–based technology incubator, offering co–working space, accelerator services and angel investment.

On May 18, 2016 the Company acquired 112,000 Common shares of Venaxis, Inc. (“APPY”) in the open market at a cost of $414.

Financing activities

During the three months ended June 30, 2016 the Company issued 6,117,296 shares of Common stock in connection with exercise of warrants, resulting in gross proceeds of $2,427.

Risks and uncertainties related to our future capital requirements

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2016, the Company had incurred significant operating losses since inception and continues to generate losses from operations and has an accumulated deficit of $311,374. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Commercial results have been limited and the Company has not generated significant revenues. The Company’s primary source of operating funds since inception has been debt and equity financings. The Company cannot assure its stockholders that the Company’s revenues will be sufficient to fund its operations. If adequate funds are not available, the Company may be required to curtail its operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of our technologies or products that the Company would not otherwise relinquish.

At June 30, 2016, MGT’s cash and cash equivalents were $1,100. The Company intends to raise additional capital, either through debt or equity financings or through the continued sale of the Company’s assets in order to achieve its business plan objectives. Management believes that it can be successful in obtaining additional capital; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

Item 4. Controls and procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer, who is also our Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a–15(e) or 15d–15(e) of the Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures as of June 30, 2016 (the end of the period covered by this Quarterly Report on Form 10–Q), have not been designed and are not functioning effectively to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

None.

Item 1–A. Risk factors

There are no additional risk factors other than those discussed in our Annual Report Form 10–K filed April 14, 2016.

Item 2. Unregistered sales of equity securities and use of proceeds

In the six months ended June 30, 2016, the Company granted and issued a total of 660,000 shares to non–employees for services rendered.

During the six months ended June 30, 2016 the Company issued 10,838 shares of Common stock in connection with conversion of Series A Convertible Preferred stock.

The above issuances were made in reliance on an exemption from registration set forth in Section 4(2) of the Securities Act. The issuances did not result in any proceeds to the Company.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

None.

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

MGT CAPITAL INVESTMENTS, INC

August 15, 2016	By:	/s/ ROBERT B. LADD
Robert B. Ladd
Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

