Form 10-Q
period 2016-09-30
MGT CAPITAL INVESTMENTS INC
filed 2016-11-14
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

512 S. Magnum Street, Suite 408

Durham, NC 27701

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

As of November 14, 2016, the registrant had outstanding 28,162,855 shares of Common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per–share amounts) (unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$2,113	$359
Digital currencies	45	-
Prepaid expenses and other current assets	146	61
Investments available for sale	100	444
Notes receivable	640	1,575
Total current assets	3,044	2,439

Non–current assets
Restricted cash	–	39
Property and equipment, at cost, net	328	35
Intangible assets, net	–	730
Goodwill	–	1,496
Note receivable	45	–
Investments, at cost	1,369	1,380
Total assets	$4,786	$6,119

Liabilities and equity
Current liabilities
Accounts payable	$272	$63
Accrued expenses	110	15
Other payables	11	1
Total current liabilities	393	79

Non-current liabilities
Notes payable, net of discount	1,579	-
Total liabilities	1,972	79

Commitments and contingencies
Redeemable Convertible Preferred stock – temporary equity
Preferred stock, Series A Convertible Preferred, $0.001 par value, 1,500,000 shares authorized at September 30, 2016 and December 31, 2015; No shares outstanding at September 30, 2016 and 10,608 shares outstanding at December 31, 2015.	–	–
Stockholders’ equity
Undesignated Preferred stock, $0.001 par value, 8,583,840 shares authorized at September 30, 2016 and December 31, 2015. No shares issued and outstanding at September 30, 2016 and December 31, 2015	–	–
Common stock, $0.001 par value; 75,000,000 shares authorized; 25,862,855 and 17,928,221 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	26	18
Additional paid–in capital	325,316	311,167
Accumulated other comprehensive income / (loss)	(10)	(1,206)
Accumulated deficit	(322,204)	(303,944)
Total stockholders’ equity	3,128	6,035
Non–controlling interests	(314)	5
Total equity	2,814	6,040

Total equity, liabilities, redeemable convertible preferred stock and non–controlling interest	$4,786	$6,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per–share amounts, unaudited)

	Three months ended September 30,
	2016	2015
Revenues
Bit coin mining	$53	$–
Licensing	–	90
	53	90

Cost of revenues
Bitcoin mining	31	–
Licensing	–	5
	31	5

Gross margin	22	85

Operating expenses
General and administrative	10,572	642
Sales and marketing	110	–
Research and development	184	–
	10,866	642

Operating loss	(10,844)	(557)

Other non–operating (expense) / income
Interest and other income	221	8
Impairment of notes receivable	–	(256)
Gain on sale of investments	110	–
Amortization of debt discount	(41)	–
Loss on sale of assets	–	(144)
Impairment of investments, at cost	(276)	–
	14	(392)

Net loss from continuing operations before non–controlling interest	(10,830)	(949)

Discontinued operations – DraftDay.com
Net loss from discontinued operations – DraftDay.com	–	(229)
Gain on termination of asset purchase agreement	–	250
Loss on sale of assets	–	(387)
	–	(366)

Net loss before non–controlling interest	(10,830)	(1,315)

Net loss attributable to non–controlling interest	–	(6)

Net loss attributable to Common stockholders	$(10,830)	$(1,321)

Other comprehensive loss
Reclassification adjustment for loss included in net Loss	(94)	–
Unrealized holding gain	3	(609)
Comprehensive loss	$(10,921)	$(1,930)

Per–share data
Basic and diluted loss per share – continuing operations	$(0.42)	$(0.07)
Basic and diluted loss per share – discontinued operations	–	(0.03)
Basic and diluted loss per share	$(0.42)	$(0.10)

Weighted average number of Common shares outstanding	25,859,214	14,123,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per–share amounts, unaudited)

	Nine months ended September 30,
	2016	2015
Revenues
Bitcoin mining	$53	$–
Licensing	–	102
Gaming	–	2
	53	104

Cost of revenues
Bitcoin mining	31	–
Licensing	–	5
	31	5

Gross margin	22	99

Operating expenses
General and administrative	14,995	2,293
Sales and Marketing	110	-
Research and development	184	-
	15,289	2,293

Operating loss	(15,267)	(2,194)

Other non–operating (expense) / income
Interest and other income / (expense)	257	(28)
Amortization of debt discount	(41)	–
Loss on sale of investments	(1,083)	–
Impairment of notes receivable	–	(256)
Impairment of goodwill	(1,496)	–
Impairment of intangible assets	(673)	-
Impairment of investments, at cost	(276)	–
Loss on sale of assets	-	(144)
	(3,312)	(428)

Net loss from continuing operations before non–controlling interest	(18,579)	(2,622)

Discontinued operations – DraftDay.com:
Net loss from discontinued operations – DraftDay.com	–	(787)
Gain on termination of asset purchase agreement	–	250
Loss on sale of assets	–	(387)
	–	(924)

Net loss before non–controlling interest	(18,579)	(3,546)

Net loss attributable to non–controlling interest	319	103

Net loss attributable to Common stockholders	$(18,260)	$(3,443)

Other comprehensive gain
Reclassification adjustment for loss included in net Loss	1,111	–
Unrealized holding loss	85	(609)
Comprehensive loss	$(17,064)	$(4,052)

Per–share data
Basic and diluted loss per share – continuing operations	$(0.84)	$(0.20)
Basic and diluted loss per share – discontinued operations	–	(0.07)
Basic and diluted loss per share	$(0.84)	$(0.27)

Weighted average number of Common shares outstanding	21,848,424	12,911,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands, unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(18,579)	$(3,546)
Net loss from discontinued operations	–	924
	(18,579)	(2,622)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	30	6
Amortization of intangible assets	57	170
Stock–based expense	10,538	223
Reserve for note receivable	–	250
Warrant modification expense	431	–
Loss on sale of investments – short term	1,083	–
Impairment of long term investments	276
Impairment of intangible assets	673	144
Impairment of goodwill	1,496	–
Amortization of debt discount	41	–
Change in operating assets and liabilities
Accounts receivable	–	(7)
Prepaid expenses and other current assets	(130)	92
Accounts payable	210	50
Accrued expenses	95	9
Other payables	7	1
Net cash used in operating activities	(3,772)	(1,684)

Cash flows from investing activities
Release of restricted cash and security deposit	39	101
Purchase of equipment	(321)	–
Purchase of investments – short term	(414)	–
Purchase of investments – long term	(265)	–
Purchase of note receivable – long term	(45)	(250)
Proceeds from sale of intangible assets	–	35
Proceeds from sale of investments	1,805	–
Net cash provided by / (used in) investing activities	799	(114)

Cash flows from financing activities
Proceeds from At–The–Market sales of Common stock, net of fees	–	1,644
Proceeds from issuance of notes payable and warrants	2,300	–
Proceeds from exercise of Common stock warrants	2,427	–
Net cash provided by financing activities	4,727	1,644

Cash flows from discontinued operations – DraftDay.com
Net cash used in operating activities	–	(66)

Net change in cash and cash equivalents	1,754	(220)
Cash and cash equivalents, beginning of period	359	648
Cash and cash equivalents, end of period	$2,113	$428

The accompanying notes are an integral part of these condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 1. Organization and basis of presentation

Organization

MGT Capital Investments, Inc. (“MGT,” “the Company,” “we,” “us”) is a Delaware corporation, incorporated in 2000. The Company was originally incorporated in Utah in 1977. MGT is comprised of the parent company, wholly–owned subsidiaries MGT Cybersecurity, Inc. (“MGT Cybersecurity”), Medicsight, Inc. (“Medicsight”), MGT Sports, Inc. (“MGT Sports”), MGT Studios, Inc. (“MGT Studios”), and majority–owned subsidiary MGT Gaming, Inc. (“MGT Gaming”). MGT Studios also owns a controlling minority interest in the subsidiary M2P Americas, Inc. Our corporate office is located in Durham, North Carolina .

Cybersecurity

MGT and its subsidiaries are in the process of acquiring a diverse portfolio of cyber security technologies. With cyber security industry pioneer, John McAfee, as the Executive Chairman, the Company is positioned to address various cyber threats through advanced protection technologies for mobile and personal tech devices, including tablets and smart phones. The Company is currently in the process of acquiring D–Vasive, a provider of leading edge anti–spy software, and Demonsaw, a provider of a secure and anonymous file sharing software platform.

On May 9, 2016 we, through our wholly owned subsidiary, MGT Cybersecurity  , Inc. entered into an Asset Purchase Agreement (the “D–Vasive APA”) to acquire certain assets related to the D–Vasive business (as defined below). D–Vasive, Inc., a Wyoming corporation, is in the business of developing and marketing of certain privacy and anti–spy applications (the “D–Vasive Business”). Pursuant to the terms of the D–Vasive APA, the Company has agreed to purchase assets (“D–Vasive Assets”) integral to the D–Vasive Business, including but not limited to applications for use on mobile devices, intellectual property, customer lists, databases, sales pipelines, proposals and project files, licenses and permits. Among the Purchased Assets is the D–Vasive application which is designed for protection from invasive applications that seek access to personal contacts, cameras and other information on smart phones, tablets and other mobile devices. The Company intends to change its corporate name to “John McAfee Global Technologies, Inc.” upon closing of the D–Vasive transaction.

On September 19, 2016, the New York Stock Exchange (the “Exchange”) informed the Company that it will not approve the listing on the Exchange of the 43.8 million shares that the Company is required to issue in order to complete the closing of the merger with D-Vasive, Inc., a Wyoming corporation. The parties to the transaction remain committed to closing the transaction and are exploring alternatives. The terms under which the acquisition would be consummated, including a cash investment in the Company that might be made in connection with the acquisition, remain under discussion. However, we cannot assure you at this time whether or when the D-Vasive acquisition would be consummated.

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

In addition, MGT Gaming owns three patents covering certain features of casino slot machines. Two of the patents were asserted against alleged infringers in various actions in federal court in Mississippi. In July 2014, MGT Gaming dismissed its lawsuits against WMS Gaming Inc., and in August 2015, the Company and defendants Aruze America and Penn National Gaming agreed to settle all pending litigation and all proceedings at the U. S. Patent and Trademark Office. The Company received a payment of $90, which was recorded as licensing revenue. In an effort to monetize its gaming patent portfolio during the nine months ended September 30, 2016, the Company engaged Munich Innovations GmbH, the patent monetization firm that sold MGT’s medical patent portfolio to Samsung in 2013 for $1.5 million. As of June 30, 2016, an impairment charge for the full value of the patent was recorded, as the Company is in no longer engaged in this business.

On September 8, 2015, the Company and MGT Sports entered into an Asset Purchase Agreement with Viggle, Inc. (“Viggle”) and Viggle’s subsidiary DDGG, pursuant to which Viggle acquired all of the assets of the DraftDay.com business (“DraftDay.com”) from the Company and MGT Sports. In exchange for the acquisition of DraftDay.com, Viggle paid MGT Sports the following: (a) 63,467 shares of Viggle’s common stock, since renamed Function(x) Inc. (NASDAQ: FNCX) (“FNCX”), (b) a promissory note in the amount of $234 paid on September 29, 2015, (c) a promissory note in the amount of $1,875 due March 8, 2016 (“FNCX Note”, “the Note”), and (d) 2,550,000 shares of Common stock of DDGG (private entity). In addition, in exchange for providing certain transitional services, DDGG issued to MGT Sports a warrant to purchase 1,500,000 shares of DDGG common stock. Following consummation of the transaction, MGT Sports owns an 11% equity interest in DDGG, FNCX owns 49%, and Sportech, Inc. owns 39%. As a result of the transaction, the Company has presented DraftDay.com as a discontinued operation.

On March 24, 2016, the Company entered into an Exchange Agreement (the “FNCX March 24th Agreement”) with FNCX. The purpose of the FNCX March 24th Agreement was to exchange the FNCX Note for other equity and debt securities of FNCX, after the Note went into default on March 8, 2016. On the effective date of the FNCX March 24th Agreement, the Note had an outstanding principal balance of $1,875 and accrued interest in the amount of $51 (the “March 24th Interest”). Pursuant to the FNCX March 24th Agreement, a portion consisting of $825 of the outstanding principal of the FNCX Note was exchanged for 137,418 shares of FNCX’s Common stock, and an additional portion of $110 of the outstanding principal was exchanged for 110 shares (the “FNCX Preferred shares”) of a newly created class of Preferred stock, the Series D Convertible Preferred stock. The FNCX Preferred shares were subsequently converted into 18,332 shares of FNCX’s Common stock. Finally, FNCX agreed to make a cash payment to MGT Sports for the total amount of March 24th Interest. In exchange for the forgoing, MGT Sports and the Company agreed to waive all Events of Default under the FNCX Note prior to the   effective date of the FNCX March 24th Agreement and to release FNCX from any rights, remedies and claims related thereto. After giving effect to the forgoing, the remaining outstanding principal balance of the FNCX Note was $940 which continued to accrue interest a rate of 5% per annum, and all terms of the Note remained unchanged except that the maturity date was changed to July 31, 2016.

On June 14, 2016, the   Company and MGT Sports entered into a Securities Exchange Agreement (the “FNCX June 14th Agreement”) with FNCX to exchange $940 remaining outstanding principal of the FNCX Note for 132,092 shares of FNCX’s Common stock and FNCX shall make a cash payment to MGT Sports for the total amount of interest accrued until consummation of the transaction contemplated in the FNCX June 14th Agreement. The closing of the FNCX June 14th Agreement is conditioned on FNCX’s shareholders’ approval of the issuance of the FNCX Common shares and satisfaction of other closing conditions set forth in the FNCX June 14th Agreement. As of September 30, 2016, the Note was recorded on the balance sheet at $640, net of an impairment charge of $300.

On September 16, 2016,FNCX amended its Certificate of Incorporation to effect a reverse stock split of all issued and outstanding shares of common stock at a ratio of 1 for 20 (the "Reverse Stock Split"). The effective date of the Reverse Stock Split is September 16, 2016. The above common stock share amounts received from FNCX have been adjusted to reflect the Reverse Stock Split.

On August 16, 2016, MGT Capital Investments, Inc. (the "Company") entered into an LLC Membership Interest Purchase Agreement (the "Purchase Agreement") with Jonathan Licata ("Licata"), pursuant to which the Company acquired a 25% interest in Licata’s 70% membership interest (a 17.5% membership interest) in 2MQ LLC (“2MQ”). In exchange for the acquisition of the membership interest, the Company paid Licata $115.

Two minute Quests (2MQ) LLC is introducing a game for the iwatch and iphone.

ASC 325-20 provides guidance on investments using the cost method. ASC 325-20 notes that "the cost method is generally followed for most investments in non-controlled corporations, in some corporate joint ventures, and to a lesser extent in unconsolidated subsidiaries, particularly foreign.

The Company concluded and is accounting for the 17.5% membership interest purchase using the cost basis since the interest has a non-readily determinable fair value and because the Company carries approximately 17.5% of the equity in the venture. The purchase of the minority membership interest was valued based on the cash paid for such investment. The Company purchased the membership interest at a price of $115.

In accordance with ASC 325-20, the membership interest in a private, non-controlled entity, should be carried under the cost method. At each balance sheet date, management determines if any triggering event has occurred, causing the asset to potentially be impaired.

Management concluded that as of September 30, 2016, the membership interest was not impaired.

On October 19, 2016, the Company received a letter from the New York Stock Exchange (“NYSE” or the “Exchange”) stating that the staff of NYSE Regulation has determined to commence proceedings to delist the Company’s common stock (the “Action”). NYSE Regulation cited Section 1002(c) of the NYSE MKT LLC Company Guide as the reason for the Action. The cited section is intended to apply when a company has sold or otherwise disposed of its principal operating assets or has ceased to be an operating company.

The Company knows of no facts or circumstances that would lead NYSE to take the Action. The Company has not sold or disposed of its principal operating assets and believes that it qualifies as an operating company but the Company has decided not to pursue any appeal of the de-listing. The Company is currently listed on the OTC Pink.

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 8–03 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2015, as filed with the SEC on April 14, 2016. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2016.

Note 2. Going concern and management plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2016, the Company had incurred significant operating losses since inception and continues to generate losses from operations and has an accumulated deficit of $322,204. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Commercial results have been limited and the Company has not generated significant revenues. The Company’s primary source of operating funds since inception has been debt and equity financings. On October 19, 2016, the Company received a letter from the New York Stock Exchange (“NYSE” or the “Exchange”) stating that the staff of NYSE Regulation has determined to commence proceedings to delist the Company’s common stock (the “Action”). The delisting could have an adverse effect on the Company’s ability to secure operating funds from debt and equity financings. The Company cannot assure its stockholders that the Company’s revenues will be sufficient to fund its operations. If adequate funds are not available, the Company may be required to curtail its operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of our technologies or products that the Company would not otherwise relinquish .

At September 30, 2016, MGT’s cash and cash equivalents were $2,113. The Company intends to raise additional capital, either through debt or equity financings or through the continued sale of the Company’s assets or equity securities in order to achieve its business plan objectives. Management believes that it can be successful in obtaining additional capital; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

DraftDay.com’s losses for the three and nine months ended September 30, 2015 are included in “Loss from discontinued operations” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

Summarized financial information for DraftDay.com’s operations for the three and nine months ended September 30, 2016 and 2015 are presented below:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue	$–	$176	$–	$640
Cost of sales	–	(39)	–	(225)
Gross margin	–	137	–	415
Operating expenses	–	(366)	–	(1,202)
Net loss	$–	$(229)	$–	$(787)

Revenue recognition

The Company recognizes revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement and that the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is probable. Our material revenue streams are related to the delivery of intellectual property license fees and gaming fees:

●	Digital currencies operating revenues: The Company will derive its revenue by providing transaction verification services within the digital currency network of Bitcoin, commonly termed “Bitcoin mining.” In consideration for these services the Company will receive digital currency, Bitcoins (“BTC,” “coins”). The coins are recorded as revenue, using the average spot price of Bitcoin on the date of receipt. The coins are recorded on the balance sheet at their fair value and re-measured at each reporting date. Revaluation gains or losses, as well gains or losses on sale of BTC are recorded in the statement of operations . Expenses associated with running the Bitcoin mining business, such as equipment deprecation, rent and electricity cost are recorded as cost of revenues.

●	Licensing – License fee revenue is derived from the licensing of intellectual property. Revenue from license fees is recognized when notification of shipment to the end user has occurred, there are no significant Company obligations with regard to implementation and the Company’s services are not considered essential to the functionality of other elements of the arrangement.

●	Gaming – Gaming revenue is derived from entry fees charged in contests minus prizes paid out in contests.

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

The computation of diluted loss per share for the three and nine months ended September 30, 2016, excludes 1,000,000 unvested restricted shares and 560,000 shares issuable under warrants, as they are anti–dilutive due to the Company’s net loss. The computation of diluted loss per share for the three and nine months ended September 30, 2015, excluded 10,451 shares in connection to the Convertible Preferred stock, 9,000 unvested restricted shares and 1,020,825 shares issuable under warrants, as they were anti–dilutive due to the Company’s net loss.

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

Investments available for sale

	September 30, 2016	December 31, 2015
FNCX Common shares	$100	$444

For non–public, non–controlled investments in equity securities, the Company uses the cost–method of accounting.

Investments at cost

	September 30, 2016	December 31, 2015

DDGG Common shares	$816	$1,020
DDGG stock purchase warrants received	288	360
Round House	150
2MQ investment in LLC	115
Total	$1,369	$1,380

During the three months ended September 30, 2016, the Company recognized an impairment charge of $276 related to its investment in DDGG.

Note 5. Goodwill and intangible assets

Goodwill represents the difference between purchase cost and the fair value of net assets acquired in business acquisitions. Indefinite lived intangible assets, representing trademarks and trade names, are not amortized unless their useful life is determined to be finite. Long–lived intangible assets are subject to amortization using the straight–line method. Goodwill and indefinite lived intangible assets are tested for impairment annually as of December 31, and more often if a triggering event occurs, by comparing the fair value of each reporting unit to its carrying value. The Company concluded that a triggering event had occurred based on the overall deterioration of the market capitalization of the Company and evaluated the goodwill for possible impairment. After the evaluation as of September 30, 2016, management concluded that a full impairment existed based on the Company’s current efforts to capitalize and execute its business plan relating to the asset.

The Company’s intangible assets for continuing operations consisted of the following:

Goodwill
January 1, 2016	$1,496
Impairment	(1,496)
September 30, 2016	$–

Intangible assets
January 1, 2016	$730
Impairment	(673)
Amortization	(57)
September 30, 2016	$–

For the three months ended September 30, 2016 and 2015, the Company recorded amortization expense of $0 and $55, respectively. For the nine months ended September 30, 2016 and 2015, the Company recorded amortization expense of $57 and $227, respectively. During the three months ended June 30, 2016, the Company recognized an impairment charge of $1,496 related to the goodwill and $673 related to the intangible assets.

Note 6. Notes receivable

On March 24, 2016, the Company entered into an Exchange Agreement (the “FNCX March 24th Agreement”) with FNCX. The purpose of the FNCX March 24th Agreement was to exchange the FNCX Note for other equity and debt securities of FNCX, after the Note went into default on March 8, 2016. On the effective date of the FNCX March 24th Agreement, the Note had an outstanding principal balance of $1,875 and accrued interest in the amount of $51 (the “March 24th Interest”). Pursuant to the FNCX March 24th Agreement, a portion consisting of $825 of the outstanding principal of the FNCX Note was exchanged for 137,418 shares of FNCX’s Common stock, and an additional portion of $110 of the outstanding principal was exchanged for 110 shares (the “FNCX Preferred shares”) of a newly created class of Preferred stock, the Series D Convertible Preferred stock. The FNCX Preferred shares were subsequently converted into 18,332 shares of FNCX’s Common stock . Finally, FNCX agreed to make a cash payment to MGT Sports for the total amount of March 24th Interest. In exchange for the forgoing, MGT Sports and the Company agreed to waive all Events of Default under the FNCX Note prior to the effective date of the FNCX March 24th Agreement and to release FNCX from any rights, remedies and claims related thereto. After giving effect to the forgoing, the remaining outstanding principal balance of the FNCX Note was $940 which continued to accrue interest a rate of 5% per annum, and all terms of the Note remained unchanged except that the maturity date was changed to July 31, 2016.

On June 14, 2016, the Company and MGT Sports entered into a Securities Exchange Agreement (the “FNCX June 14th Agreement”) with FNCX to exchange $940 remaining outstanding principal of the FNCX Note for 132,097   shares of FNCX’s Common stock and FNCX shall make a cash payment to MGT Sports for the total amount of interest accrued until consummation of the transaction contemplated in the FNCX June 14th Agreement, which is estimated to be completed by December 31, 2016.

On September 16, 2016, FNCX amended its Certificate of Incorporation to effect a reverse stock split of all issued and outstanding shares of common stock at a ratio of 1 for 20 (the "Reverse Stock Split"). The effective date of the Reverse Stock Split is September 16, 2016. The above common stock share amounts received from FNCX have been adjusted to reflect the Reverse Stock Split.

On September 30, 2016 and December 31, 2015, the Company carried the Note from FNCX in the net amount of $640 and $1,575, respectively.

During the nine months ended September 30, 2016, the Company purchased a 5% promissory note with a principal of $45, maturing on July 18, 2016. Management expects to collect or convert the note into equity of the promisor by the end of 2016, the Company is carrying the note as a long–term asset, despite its current maturity.

Note 7. Notes Payable

On August 2, 2016 (the “Closing Date”), the Company entered into a Securities Purchase Agreement (the “SPA”) with selected accredited investors (each an “Investor” and collectively, the “Investors”). Pursuant to the terms of the Purchase Agreement, the Company sold $2,300 in unsecured promissory notes (“Notes) in a private placement (the “Offering”). The Notes mature on September 30, 2019 or such other date as set forth in the Notes. The Notes bear interest at a rate of twelve per cent (12%) per annum, to be paid quarterly in arrears, with the first payment due on September 30, 2016 to be calculated on a pro–rata basis. In addition, for each one thousand dollars invested by an Investor, the Investor shall receive two detachable Warrants (“Warrant”), each of which is exercisable for one hundred (100) shares of the Company’s common stock: Each Warrant has an  exercise price of $3.31 per share, and is exercisable for a period of thirty–six (36) months from the date of issuance.

The Company estimated the relative fair value of these warrants on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected option life (year)	3.00

Expected volatility	131.75%

Risk-free interest rate	0.85%

Dividend yield	0.00%

The relative fair value of these warrants granted, estimated on the date of grant, was $761, which was recorded as a discount to the notes payable. The Company amortizes the discount over the term of the notes.

Note 8. Series A Convertible Preferred stock

During the nine months ended June 30, 2016 the Company converted 10,838 shares of Series A Convertible Preferred stock into 10,838 shares of Common stock. For the nine months ended September 30, 2016 and 2015, respectively, the Company issued 160 and 458 of dividend shares to the preferred stock holders. As of September 30, 2016 and December 31, 2015 there were 0 and 10,608 Series A Convertible Preferred shares outstanding.

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

The Company’s board of directors established the 2016 Equity Incentive Plan (the “Plan”) on August 15, 2016, and the Company’s shareholders ratified the Plan at the annual meeting of the Company’s stockholders on September 8, 2016. No grants have been made to date under the 2016 Plan but the Company received stockholder approval to issue 6,000,000 options. The 2,000,000   shares of restricted stock that were approved under the Plan were deemed vested to an officer of the Company on the date of his employment agreement, July 7, 2016. The stock was valued at its fair market value of $4.37 per share or an aggregate value of $8,740. These shares were issued subsequent to September 30, 2016. The maximum number of shares of common stock that may be issued under the 2016 Plan shall initially be 18,000,000.

The purpose of the Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into the Company’s development and financial success.

The 2016 Plan is administered by the Company’s Nomination and Compensation Committee, consisting of at least two directors who qualify as “independent directors” under the rules of the NASDAQ Stock Market, “non–employee directors” under Rule 16b–3 of the Securities Exchange Act of 1934, as amended, and as “outside directors” under Section 162(m) of the Code.

Common Stock and options granted under the Plan vest as determined by the Company’s Compensation and Nominations Committee and expire over varying terms, but not more than seven years from date of grant. In the case of an Incentive Stock Option that is granted to a 10% shareholder on the date of grant, such Option shall not be exercisable after the expiration of five years from the date of grant. No option grants were issued during the nine months ended September 30, 2016, and 2015.

Issuance of restricted shares – directors, officers and employees

	Number of shares	Weighted average grant date fair value
Non–vested at December 31, 2015	–	$–
Granted	3,051,000	3.79
Vested	(51,000)	2.68
Forfeited	–	–
Non–vested at September 30, 2016	3,000,000	$3.81

For the three months ended September 30, 2016 and 2015, the Company has recorded $9,075 and $18, respectively, in employee and director stock–based compensation expense, which is a component of selling, general and administrative expense in the condensed consolidated statement of operations. For the nine months ended September 30, 2016 and 2015, the Company has recorded $9,323   and $82, respectively, in employee and director stock–based compensation expense, which is a component of selling, general and administrative expense in the condensed consolidated statement of operations.

In the three and nine months ended September 30, 2016 and 2015, the Company did not allocate any stock–based compensation expense to non–controlling interest.

Unrecognized compensation cost

As of September 30, 2016, unrecognized compensation costs related to non–vested stock–based compensation arrangements was $2,514 (2015: $3), and is expected to be recognized over a weighted average period of 2 years (2015: 0.40 years).

Stock–based compensation – non–employees

For the nine months ended September 30, 2016 the Company granted and issued a total of 755,000 shares to non–employees for services rendered. The shares were recorded at $1,215 using the closing market value on respective dates of issuance.

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

Also in May 2016, the Company entered into agreements with the holders of 2,800,000 Common Stock Purchase Warrants issued in connection with the Company’s private placement offering dated October 8, 2015 (the “2015 Warrants”). Pursuant to its terms, each 2015 Warrant entitled the holder to purchase two shares of Company’s Common stock at a price of $0.25 per share on the earlier of: (i) one year from the date of issue, or (ii) the occurrence of certain corporate events, including a private or public financing in which the Company receives gross proceeds of at least $7,500; a spinoff; one or more acquisitions or sales by the Company of certain assets approved by the stockholders of the Company; or a merger, consolidation, recapitalization, or reorganization approved by the stockholders of the Company (each, a “Qualifying Transaction”). In the absence of a Qualifying Transaction, the Company allowed holders of the 2015 Warrants to accelerate exercise, if the holder agreed to pay an exercise price of greater than $0.25 per share. All 2015 Warrants were exercised under this agreement, with the Company issuing a total of 5,600,000 shares of Common stock for gross proceeds of $2,298, or approximately $0.41 per share. Due to the gain, no income statement impact was recorded as a result of the above exercises.

In August 2016, the Company entered into agreements with the holders of 4,600 Common Stock Purchase Warrants issued in connection with the Company’s Securities Purchase Agreement offering dated August 2, 2016. Pursuant to its terms, each holder received two detachable Warrants (“Warrant”), for each one thousand dollars invested, each of which is exercisable for one hundred (100) shares of the Company’s common stock: Each Warrant has an exercise price of $3.31 per share, and is exercisable for a period of thirty–six (36) months from the date of issuance.

During the nine months ended September 30, 2016 the Company issued a total of 6,117,796 shares of Common stock in connection with exercise of warrants, resulting in gross proceeds of $2,427.

The following table summarizes information about shares issuable under warrants outstanding at September 30, 2016:

	Warrant shares outstanding	Weighted average exercise price
At January 1, 2015	1,020,825	$3.47
Issued	5,600,000	0.25
Exercised	–	–
Expired	–	–
At December 31, 2015	6,620,825	$1.11
Issued	460,000	3.31
Exercised	6,520,825	1.04
Expired	–	–
At September 30, 2016	560,000	$3.39

As of September 30, 2016 the Company had 560,000 shares issuable under warrants outstanding at a weighted average exercise price of $3.39 and an intrinsic value of $0. All issued warrants are exercisable and expire through 2018. 460,000 shares issuable under warrants have been converted subsequent to September 30, 2016.

On September 29, 2016, the Company agreed to rescind that certain Subscription Agreement dated September 1, 2016 (the “Agreement”) with an investor (“Investor”) pursuant to which, the Investor agreed to purchase in a private placement, subject to certain conditions, an aggregate of four hundred fifty thousand (450,000) restricted shares of the Company’s common stock, par value $0.001 (“Shares”) at a purchase price of three dollars ($3.00) per Share, for aggregate proceeds of one million three hundred fifty thousand dollars ($1,350).

Also on September 29, 2016, the Company agreed to cancel and rescind that certain Note and Warrant Exchange Agreement dated September 1, 2016 (the “Exchange Agreement”) entered into with a holder (“Holder”) of certain 12% unsecured promissory notes in the amount of one million six hundred fifty thousand dollars ($1,650), including accrued interest (the “Notes”) previously issued by the Company, whereby the Holder agreed to exchange certain Notes and warrants received with the Notes for an aggregate of eight hundred fifty thousand (850,000) restricted shares of the Company’s common stock.

The rescission of the Agreement and the Exchange Agreement were predicated on the recent communication received from NYSE MKT indicating that it would not approve the listing on the exchange of the 43.8 million shares that the Company is required to issue in order to complete the closing of the transaction with D-Vasive Inc., a Wyoming corporation.

Note 10. Non–controlling interest

At September 30, 2016 the Company’s non–controlling interest was as follows:

	MGT Gaming	M2P Americas	Total
At January 1, 2016	$28	$(23)	$5
Non–controlling share of net loss	(318)	(1)	(319)
At September 30, 2016	$(290)	$(24)	$(314)

Note 11. Operating leases, commitments and security deposit

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

On August 9, 2016, the Company entered into a Sublease Agreement for an office lease in Durham, North Carolina. The lease commences thirty days after landlord consent (August 22, 2016) and expires on January 31, 2020. Monthly rent will be $6 for the first 12–month period, $7 for the second 12–month period, $7 for the third 12–month period and $7 per month for the remaining months until expiration of the lease. A security deposit of $13 was required upon execution of the sublease.

Total lease rental expense for the three months ended September 30, 2016 and 2015, was $32  and $27, respectively. Total lease rental expense for the nine months ended September 30, 2016 and 2015, was $53 and $69, respectively.

Commitments

On July 7, 2016, the Company entered into an employment agreement with Robert B. Ladd, to act as its President and Chief Operating Officer. The terms of his agreement were reviewed and approved by the Company’s Nominations and Compensation Committee. Under the terms of the agreement, Mr. Ladd will, serve as President and Chief Operating Officer and for services rendered; Mr. Ladd shall receive a salary of $240 per year and is eligible for a cash and/or equity bonus as determined by the Nomination and Compensation Committee. Further, Mr. Ladd is entitled to receive up to 2,000,000 shares of the Company’s common stock, 1/3 of which shall vest within 12 months from the execution of the agreement, another 1/3 within 18 months, and the remaining 1/3 within 24 months from the execution of the agreement. Lastly, the agreement also provides for certain rights granted to Mr. Ladd in the event of his death, permanent incapacity, voluntary termination or discharge for cause.

Contingent upon the closing conditions to the D-Vasive APA, the Company agreed to enter into an employment agreement with John McAfee pursuant to which Mr. McAfee will join the Company as Executive Chairman of the Board of Directors and Chief Executive Officer of the Company at the closing of the transaction contemplated in the D-Vasive APA. It is currently contemplated that Mr. McAfee will have a base annual salary of $1.00 per day; payable at such times as the Company customarily pays is other senior level employees. In addition, Mr. McAfee will be granted Executive options (the “Options”) to purchase an aggregate of six million (6,000,000) shares of the Company’s common stock (the “Option Shares”), which shall be exercisable for a period of five (5) years as follows:

●

options to purchase 1,000,000 shares of the Company’s Common Stock at a per–share price of the higher of $0.25 or the closing price of the Company’s Common Stock as quoted on the OTC Pink as of the date of the full execution hereof;

●	options to purchase 2,000,000 shares of the Company’s Common Stock at a purchase price of $0.50 per share; and

●	options to purchase 3,000,000 shares of the Company’s Common Stock at a purchase price of $1.00 per share.

Mr. McAfee will also be eligible to earn a cash and/or equity bonus as the Compensation Committee may determine, from time to time, based on meeting performance objectives and bonus criteria to be mutually identified by Mr. McAfee and the Nomination and Compensation Committee. Such objectives and criteria may be based on a favorable sale or merger of the Company, in additional to operating metrics.

During the three months ended September 30, 2016, the Company purchased 200 bitcoin mining machines from Bitmain Technologies Limited for $311 and power supplies from Hash The Planet (“HTP”) for $27. The  Company also entered a 12-month agreement with HTP to host, power, connect, monitor and service the machines for $136. The hosting data center in located in Cashmere, WA. MGT launched its bitcoin mining operations and earned its first BTC on September 3, 2016.

Legal

On September 1, 2016, MGT Capital Investments, Inc. and John McAfee filed an action in the U.S. District Court, Southern District of New York, seeking a declaration that the use of or reference to the personal name of John McAfee and/or McAfee in its business, and specifically in the context of renaming MGT Capital Investments, Inc., of which McAfee is the Executive Chairman, to “John McAfee Global Technologies, Inc.,” does not infringe upon Intel’s trademark rights or breach any agreement between the parties.  Intel has submitted an Amended Answer and Counterclaims alleging Lanham Act and federal/state trademark violations and common law unfair competition relating to the same factual circumstances.  MGT filed a Reply to Counterclaims on November 3, 2016, and a case management plan and scheduling order was filed on October 28, 2016.

A number of law firms have issued press releases announcing that they are investigating claims on behalf of shareholders of the Company regarding potential violations of the Exchange Act. To the Company’s knowledge, as of the date of this Current Report, no actions or claims have been filed by against the Company alleging violations of the Exchange Act.

Note 12. Segment reporting

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

The Company evaluates performance of its operating segments based on revenue and operating loss. The following table summarizes our segment information for the three and nine months ended September 30, 2016 and 2015:

	Intellectual property	Gaming - Continuing Operations	Unallocated corporate/other	Bitcoin mining	Total	Discontinued Operations
Three months ended September 30, 2016
Revenue	$–	$–	$–	$53	$53	$–
Cost of revenue	–	–	–	(31)	(31)	–
Gross margin	–	–	–	22	22	–
Operating loss	–	–	(10,844)		(10,844)	–
Three months ended September 30, 2015
Revenue	$90	$–	$–		$90	$176
Cost of revenue	(5)	–	–		(5)	(39)
Gross margin	85	–	–		85	137
Operating loss	13	(8)	(562)		(557)	(229)
Nine months ended September 30, 2016
Revenue	$–	$–	$–	$53	$53	$–
Cost of revenue	–	–	–	(31)	(31)	–
Gross margin	–	–	–	22	22	–
Operating loss	–	–	(15,267)		(15,267)	–
Nine months ended September 30, 2015
Revenue	$102	$2	$–		$104	$640
Cost of revenue	(5)	–	–		(5)	(225)
Gross margin	97	2	–		99	415
Operating loss	(214)	(33)	(1,947)		(2,194)	(787)
September 30, 2016
Cash and cash equivalents	$–	$–	$2,113		$2,113	$–
Property and equipment	–	–	328		328	–
Intangible assets	–	–	–	–	–	–
Goodwill	–	–	–	–	–	–
Additions
Property and equipment	–	–	–	321	321	–
Intangible assets	–	–	–	–	–	–
Goodwill	–	–	–		–	–
Disposals
Property and equipment	–	–	–		–	–
Intangible assets	(659)	(14)	–		(673)	–
Goodwill	–	(1,496)	–		(1,496)	–
December 31, 2015
Cash and cash equivalents (excludes $39 of restricted cash)	$–	$–	$359		$359	$–
Property and equipment	–	–	35		35	–
Intangible assets	710	20	–		730	–
Goodwill	–	1,496	–		1,496	–
Additions
Property and equipment	–	–	35		35	–
Intangible assets	–	–	–		–	–
Goodwill	–	–	–		–	–

Note 13. Investment and fair value

The authoritative guidance for fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact. The guidance describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities

●	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

The following tables provides the investments carried at fair value measured on a recurring basis as of September 30, 2016:

	Level 1	Level 2	Level 3	Total
Investments – FNCX Common shares	$100	$–	$–	$100
Digital Currencies	$53	$–	$–	$53

The Company uses Level 1 of the fair value hierarchy to measure the fair value of digital currencies and revalues its digital currencies at every reporting period and recognizes gains or losses in the consolidated statements of operations that are attributable to the change in the fair value of the digital currency.

The following table provides the investments carried at fair value measured on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
Investments – FNCX Common shares	$444	$–	$–	$444

Note 14. Subsequent events

The Company has evaluated events that occurred subsequent to September 30, 2016, and through the date of the Condensed Consolidated Financial Statements.

On October 19, 2016, the Company received a letter from the New York Stock Exchange (“NYSE” or the “Exchange”) stating that the staff of NYSE Regulation has determined to commence proceedings to delist the Company’s common stock (the “Action”). NYSE Regulation cited Section 1002(c) of the NYSE MKT LLC Company Guide as the reason for the Action. The cited section is intended to apply when a company has sold or otherwise disposed of its principal operating assets or has ceased to be an operating company.

The Company knows of no facts or circumstances that would lead NYSE to take the Action. The Company has not sold or disposed of its principal operating assets and believes that it qualifies as an operating company but the Company has decided not to pursue any appeal of the de-listing.

On October 24, 2016, the Company consummated the July 14, 2016 Asset Purchase Agreement (the “APA”) with Cyberdonix, Inc. (“Cyberdonix “), an Alabama corporation and the shareholders of Cyberdonix , Inc. for the purchase of “sentinel” hacker intrusion device, its prototypes and all underlying software and firmware thereof, the server contract and a hard case and circuit board inventory; 5,000 hard cases (including mold for production) and 4 circuit boards by issuing 150,000 shares of MGT common stock.

On October 24, 2016, the Company issued 150,000 shares of its common stock to a law firm for legal services.

On October 28, 2016 and on November 11, 2016, the Company entered into a Note Exchange Agreement (“Note Exchange Agreement”) and a Warrant Exchange Agreement (the “Warrant Exchange Agreement”) with the holders (“Holders”) of certain 12% unsecured promissory notes in the aggregate principal amount of $1,750 (the “Notes”) previously issued by the Company pursuant to a Securities Purchase Agreement dated August 2, 2016 (the “Purchase Agreement”). Pursuant to the Note Exchange Agreement, the Company and the Holders agreed to exchange the Notes, including accrued but unpaid interest thereon, for an 8% Senior Unsecured Promissory Note in the aggregate principal amount of $1,750 (the “New Notes”). The New Notes are convertible, at the option of the holder thereof, into shares of the Company’s common stock at a conversion price of $1.00 per share, subject to adjustments as set forth in the New Note.

Pursuant to the Warrant Exchange Agreement, the Company and the Holders also agreed to exchange certain warrants to purchase three hundred and fifty thousand (350,000) shares of common stock issued to the Holder under the Purchase Agreement for three hundred and fifty thousand (350,000) shares of the Company’s restricted stock. These warrants have been converted but the shares have not yet been issued to the warrant holder.

The Company has offered to other holders of promissory notes issued under the Purchase Agreement, in the aggregate principal amount of $550, the opportunity to exchange such notes under the same terms described above.

On November 11, 2016, in accordance with the employment agreement entered into with Robert B. Ladd on July 7, 2016, 2,000,000 shares of the Company’s common stock was issued.

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

On May 9, 2016 we, through our wholly owned subsidiary, MGT Cybersecurity, Inc. entered into an Asset Purchase Agreement (the “D–Vasive APA”) to acquire certain assets related to the D–Vasive business (as defined below). D–Vasive, Inc., a Wyoming corporation, is in the business of developing and marketing of certain privacy and anti–spy applications (the “D–Vasive Business”). Pursuant to the terms of the D–Vasive APA, the Company has agreed to purchase assets (“D–Vasive Assets”) integral to the D–Vasive Business, including but not limited to applications for use on mobile devices, intellectual property, customer lists, databases, sales pipelines, proposals and project files, licenses and permits. Among the Purchased Assets is the D–Vasive application which is designed for protection from invasive applications that seek access to personal contacts, cameras and other information on smart phones, tablets and other mobile devices. The Company intends to change its corporate name to “John McAfee Global Technologies, Inc.” upon closing of the D–Vasive transaction.  These transactions and events have not yet taken place at the date of this filing.

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

Bitcoin mining

Effective July 25, 2016, the Company engaged in the business of providing transaction verification services within the digital currency network of Bitcoin, commonly termed “Bitcoin mining.” In consideration for these services the Company receives digital currency, Bitcoins (“BTC,” “coins”);

●	The coins are recorded as revenue, using the average spot price of Bitcoin on the date of receipt;

●	The coins are recorded on the balance sheet at their fair value and remeasured at each reporting date. Revaluation gains or losses, as well gains or losses on sale of BTC are recorded in the statement of operations; and

●	Expenses associated with running the Bitcoin mining business, such as equipment deprecation, rent and electricity cost are recorded as cost of revenues.

Bitcoin mining is the process of adding transaction records to the Bitcoin’s public ledger of past transactions. Miners are awarded Bitcoins for each block of confirmed transactions as well as a fee for each added transaction, also paid in BTC. Payments are made directly to the Company’s Bitcoin wallet at Coinbase.

Processing these transactions requires massive computing power and can only be carried out using expensive, specialized hardware (“Bitcoin machines,” the “machines”). The machines have very high electricity consumption and require constant monitoring, power and cooling management.

The reason for the term “Bitcoin mining” is because it resembles the mining of physical commodities such as gold, for it requires exertion and slowly makes new currency available at a rate that resembles the rate at which commodities like precious metals are mined from the ground.

MGT’s mining operations

During the three months ended September 30, 2016, the Company purchased 200 bitcoin mining machines from Bitmain Technologies Limited for $311 and power supplies from Hash The Planet (“HTP”) for $27. The   Company also entered a 12-month agreement with HTP to host, power, connect, monitor and service the machines for $136. The hosting data center in located in Cashmere, WA. MGT launched its bitcoin mining operations and earned its first BTC on September 3, 2016.

Gaming

Prior to third quarter ending September 30, 2016, the Company and its subsidiaries were principally engaged in the business of acquiring, developing and monetizing assets in the online and mobile gaming space as well as the social casino industry. MGT’s portfolio includes a social casino platform Slot Champ and minority stakes in the skill–based gaming platform MGT Play and fantasy sports operator DraftDay Gaming Group, Inc. (“DDGG”) (see September 8, 2015 development below).

In addition, MGT Gaming owns three patents covering certain features of casino slot machines. Two of the patents were asserted against alleged infringers in various actions in federal court in Mississippi. In July 2014, MGT Gaming dismissed its lawsuits against WMS Gaming Inc., and in August 2015, the Company and defendants Aruze America and Penn National Gaming agreed to settle all pending litigation and all proceedings at the U. S. Patent and Trademark Office. The Company received a payment of $90, which was recorded as licensing revenue. In an effort to monetize its gaming patent portfolio during the nine months ended September 30, 2016, the Company engaged Munich Innovations GmbH, the patent monetization firm that sold MGT’s medical patent portfolio to Samsung in 2013 for $1.5 million. As of September 30, 2016, an impairment charge for the full value of the patent was recorded, as the Company is in no longer engaged in this business.

On September 8, 2015, the Company and MGT Sports entered into an Asset Purchase Agreement with Viggle, Inc. (“Viggle”) and Viggle’s subsidiary DDGG, pursuant to which Viggle acquired all of the assets of the DraftDay.com business (“DraftDay.com”) from the Company and MGT Sports. In exchange for the acquisition of DraftDay.com, Viggle paid MGT Sports the following: (a) 63,467 shares of Viggle’s common stock, since renamed Function(x) Inc. (NASDAQ: FNCX) (“FNCX”), (b) a promissory note in the amount of $234 paid on September 29, 2015, (c) a promissory note in the amount of $1,875 due March 8, 2016 (“FNCX Note”, “the Note”), and (d) 2,550,000 shares of Common stock of DDGG (private entity). In addition, in exchange for providing certain transitional services, DDGG issued to MGT Sports a warrant to purchase 1,500,000 shares of DDGG common stock. Following consummation of the transaction, MGT Sports owns an 11% equity interest in DDGG, FNCX owns 49%, and Sportech, Inc. owns 39%. As a result of the transaction, the Company has presented DraftDay.com as a discontinued operation. During the quarter ended September 30, 2016, the Company recorded an impairment charge against its investment in DDGG of 20% or $276.

On March 24, 2016, the Company entered into an Exchange Agreement (the “FNCX March 24th Agreement”) with FNCX. The purpose of the FNCX March 24th Agreement was to exchange the FNCX Note for other equity and debt securities of FNCX, after the Note went into default on March 8, 2016. On the effective date of the FNCX March 24th Agreement, the Note had an outstanding principal balance of $1,875 and accrued interest in the amount of $51 (the “March 24th Interest”). Pursuant to the FNCX March 24th Agreement, a portion consisting of $825 of the outstanding principal of the FNCX Note was exchanged for 137,418 shares of FNCX’s Common stock, and an additional portion of $110 of the outstanding principal was exchanged for 110 shares (the “FNCX Preferred shares”) of a newly created class of Preferred stock, the Series D Convertible Preferred stock. The FNCX Preferred shares were subsequently converted into 18,332 shares of FNCX’s Common stock. Finally, FNCX agreed to make a cash payment to MGT Sports for the total amount of March 24th Interest. In exchange for the forgoing, MGT Sports and the Company agreed to waive all Events of Default under the FNCX Note prior to the effective date of the FNCX March 24th Agreement and to release FNCX from any rights, remedies and claims related thereto. After giving effect to the forgoing, the remaining outstanding principal balance of the FNCX Note was $940 which continued to accrue interest a rate of 5% per annum, and all terms of the Note remained unchanged except that the maturity date was changed to July 31, 2016.

On June 14, 2016, the Company and MGT Sports entered into a Securities Exchange Agreement (the “FNCX June 14th Agreement”) with FNCX to exchange $940 remaining outstanding principal of the FNCX Note for 132,092 shares of FNCX’s Common stock and FNCX shall make a cash payment to MGT Sports for the total amount of interest accrued until consummation of the transaction contemplated in the FNCX June 14th Agreement. The closing of the FNCX June 14th Agreement is conditioned on FNCX’s shareholders’ approval of the issuance of the FNCX Common shares and satisfaction of other closing conditions set forth in the FNCX June 14th Agreement. As of September 30, 2016, the Note was recorded on the balance sheet at $640, net of reserve of $300.

On September 16, 2016, FNCX amended its Certificate of Incorporation to effect a reverse stock split of all issued and outstanding shares of common stock at a ratio of 1 for 20 (the "Reverse Stock Split"). The effective date of the Reverse Stock Split is September 16, 2016. The above common stock share amounts received from FNCX have been adjusted to reflect the Reverse Stock Split.

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

Results of operations

The Company currently has three operational segments, Gaming, Intellectual Property and Bitcoin Mining.

Three months ended September 30, 2016 and 2015

The Company achieved the following results for the three months ended September 30, 2016, and 2015:

●	Revenue from continuing operations totaled $53 (2015: $90);

●	Operating expenses were $10,866 (2015: $642);

●	Losses of $0 from discontinued operations (2015: $366);

●

Net loss attributable to Common shareholders was $10,830 (2015: $1,321) and resulted in a basic and diluted loss per share of $0.42 (2015: $0.10). Net loss from continuing operations before non–controlling interest was $10,830 (2015: $949).

The increase in our operating expenses during the quarter ended September 30, 2016 was primarily due to increased stock–based compensation expense, driven by higher stock price and increased professional fees, such as legal and investor relations fees.

Intellectual property

Selling, general and administrative expenses for three months ended September 30, 2016 were $0 (2015: $72). During the second quarter of 2016, the Company recognized an impairment charge of $659 related to the gaming patent.

Gaming – continuing operations

During three months ended September 30, 2016, the Company did not incur any operating costs related to this segment (2015: $8). During the second quarter of 2016, the Company recognized an impairment charge of $1,496 related to the goodwill and $14 related to the intangible assets.

Gaming – discontinued operations (DraftDay.com)

During the three months ended September 30, 2016, the Company did not recognize any revenues or expenses for this segment. During the three months ended September 30, 2015, the Company recognized $176 in revenues, $39 in cost of revenue and $366 in selling, general and administrative expenses, consisting of marketing expenses, employee compensation, information technology and office related expenses.

Unallocated corporate / other

Selling, general and administrative expenses during the three months ended September 30, 2016 were $10,572 (2015: $562). The increase was primarily due to increased stock–based compensation expense, driven by higher stock price and increased professional fees, such as legal and investor relations fees.

The Company recorded $ 11 in interest income, (2015: $8), the income was related to interest earned on note receivable from Function (X) Inc. (“FNCX”).

Nine months ended September 30, 2016 and 2015

The Company achieved the following results for the nine months ended September 30, 2016, and 2015:

●	Revenue from continuing operations totaled $53 (2015: $104);

●	Operating expenses were $15,289 (2015: $2,2,93);

●	Losses of $0 from discontinued operations (2015: $924);

●

Net loss attributable to Common shareholders was $18,260 (2015: $3,443) and resulted in a basic and diluted loss per share of $0.84 (2015: $0.27). Net loss from continuing operations before non–controlling interest was $18,579 (2015: $2,622).

The increase in our operating expenses during the nine months ended September 30, 2016 was primarily due to increased stock–based compensation expense during the second quarter of 2016, driven by higher stock price and increased professional fees, such as legal and investor relations fees.

Intellectual property

Selling, general and administrative expenses for the nine months ended September 30, 2016 were $50 (2015: $311) consisting of amortization. During the second quarter of 2016, the Company recognized an impairment charge of $659 related to the gaming patent.

Gaming – continuing operations

Selling, general and administrative expenses for the nine months ended September 30, 2016 were $5 (2015: $34). During the second quarter of 2016, the Company recognized an impairment charge of $1,496 related to the goodwill and $14 related to the intangible assets.

Gaming – discontinued operations (DraftDay.com)

During the nine months ended September 30, 2016, the Company did not recognize any revenues or expenses for this segment. During the nine months ended September 30, 2015, the Company recognized $640 in revenues, $225 in cost of revenue and $1,202 in selling, general and administrative expenses, consisting of marketing expenses, employee compensation, information technology and office related expenses.

Unallocated corporate / other

Selling, general and administrative expenses during the nine months ended September 30, 2016 were $14,995 (2015: $1,948). The increase was primarily due to increased stock–based compensation expense during the second quarter of 2016, driven by higher stock price and increased professional fees, such as legal and investor relations fees.

The Company recorded $25 in interest income, (2015: expense of $28), the income was related to interest earned on note receivable from Function (X) Inc. (“FNCX”).

Liquidity and capital resources

	September 30, 2016	December 31, 2015
Working capital summary
Cash and cash equivalents	$2,113	$359
Digital currencies	45	–
Other current assets	146	61
Investments available for sale	100	444
Notes receivable	640	1,575
Current liabilities	(393)	(79)
Working capital surplus	$2,651	$2,360

	Nine months ended September 30,
	2016	2015
Cash (used in) / provided by
Operating activities	$(3,772)	$(1,684)
Investing activities	799	(114)
Financing activities	4,727	1,644
Discontinued operations	–	(66)
Effects of exchange rates on cash and cash equivalents	–	–
Net change in cash and cash equivalents	$1,754	$(220)

On September 30, 2016, MGT’s cash and cash equivalents were $2,113. The Company continues to exercise discipline with respect to current expense levels. Our cash and cash equivalents have decreased during the nine months ended September 30, 2016, primarily due to $3,772 used in operating activities, offset by $799 and $4,727 provided by investing activities and financing activities, respectively.

Operating activities

Our net cash used in operating activities differs from the net loss predominantly because of various non–cash adjustments such as depreciation, amortization of intangibles, stock–based compensation, warrants modification expense, loss on sale of investments and movement in working capital.

Investing activities

During the nine months ended September 30, 2016, the Company generated $1,805 in gross proceeds from sales of FNCX Common stock on the open market.

During the nine months ended September 30, 2016, the Company purchased a 5% promissory note with a principal of $45, maturing on July 18, 2016.

On May 13, 2016, the Company acquired 6% Membership Interest in The Round House LLC (“Round House”) for cash consideration of $150. Round House is an Alabama–based technology incubator, offering co–working space, accelerator services and angel investment.

On May 18, 2016, the Company acquired 112,000 Common shares of Venaxis, Inc. (“APPY”) in the open market at a cost of $414.

On August 16, 2016, the Company acquired 25% membership interest in 2MQ LLC, a developer and publisher of smartphone games.

Financing activities

During the three months ended September 30, 2016 the Company entered into a Securities Purchase Agreement (the “SPA”) with selected accredited investors (each an “Investor” and collectively, the “Investors”). Pursuant to the terms of the Purchase Agreement, the Company sold $2,300 in unsecured promissory notes (“Notes) in a private placement (the “Offering”). The Notes mature on September 30, 2019 or such other date as set forth in the Notes. The Notes bear interest at a rate of twelve per cent (12%) per annum, to be paid quarterly in arrears, with the first payment due on September 30, 2016 to be calculated on a pro–rata basis.

On October 28, 2016 and on November 11, 2016, the Company entered into a Note Exchange Agreement (“Note Exchange Agreement”) and a Warrant Exchange Agreement (the “Warrant Exchange Agreement”) with the holders (“Holders”) of certain 12% unsecured promissory notes in the aggregate principal amount of $1,750 (the “Notes”) previously issued by the Company pursuant to a Securities Purchase Agreement dated August 2, 2016 (the “Purchase Agreement”). Pursuant to the Note Exchange Agreement, the Company and the Holders agreed to exchange the Notes, including accrued but unpaid interest thereon, for an 8% Senior Unsecured Promissory Notes in the aggregate principal amount of $1,750 (the “New Notes”). The New Notes are convertible, at the option of the holder thereof, into shares of the Company’s common stock at a conversion price of $1.00 per share, subject to adjustments as set forth in the New Note.

Pursuant to the Warrant Exchange Agreement, the Company and the Holders also agreed to exchange certain warrants to purchase 350,000 shares of common stock issued to the Holder under the Purchase Agreement for 350,000 shares of the Company’s restricted stock. These warrants have been converted but the shares have not yet been issued to the warrant holders.

The Company has offered to other holders of promissory notes issued under the Purchase Agreement, in the aggregate principal amount of $550, the opportunity to exchange such notes under the same terms described above.

During the three months ended September 30, 2016 the Company issued 6,117,296 shares of Common stock in connection with exercise of warrants, resulting in gross proceeds of $2,427.

Risks and uncertainties related to our future capital requirements

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2016, the Company had incurred significant operating losses since inception and continues to generate losses from operations and has an accumulated deficit of $322,204. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

At September 30, 2016, MGT’s cash and cash equivalents were $2,113. The Company intends to raise additional capital, either through debt or equity financings or through the continued sale of the Company’s assets in order to achieve its business plan objectives. Management believes that it can be successful in obtaining additional capital; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

Item 4. Controls and procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer, who is also our Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a–15(e) or 15d–15(e) of the Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures as of September 30, 2016 (the end of the period covered by this Quarterly Report on Form 10–Q), have not been designed and are not functioning effectively to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

On September 1, 2016, MGT Capital Investments, Inc. and John McAfee filed an action in the U.S. District Court, Southern District of New York, seeking a declaration that the use of or reference to the personal name of John McAfee and/or McAfee in its business, and specifically in the context of renaming MGT Capital Investments, Inc., of which McAfee is the Executive Chairman, to “John McAfee Global Technologies, Inc.,” does not infringe upon Intel’s trademark rights or breach any agreement between the parties.  Intel has submitted an Amended Answer and Counterclaims alleging Lanham Act and federal/state trademark violations and common law unfair competition relating to the same factual circumstances.  MGT filed a Reply to Counterclaims on November 3, 2016, and a case management plan and scheduling order was filed on October 28, 2016.

A number of law firms have issued press releases announcing that they are investigating claims on behalf of shareholders of the Company regarding potential violations of the Exchange Act. To the Company’s knowledge, as of the date of this Current Report, no actions or claims have been filed by against the Company alleging violations of the Exchange Act.

Item 1–A. Risk factors

There are no additional risk factors other than those discussed in our Annual Report Form 10–K filed April 14, 2016.

Item 2. Unregistered sales of equity securities and use of proceeds

In the nine months ended September 30, 2016, the Company granted and issued a total of 675,000 shares to non–employees for services rendered.

During the nine months ended September 30, 2016 the Company issued 10,838 shares of Common stock in connection with conversion of Series A Convertible Preferred stock.

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

MGT CAPITAL INVESTMENTS, INC

November 14, 2016	By:	/s/ ROBERT B. LADD
Robert B. Ladd
Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

