Form 10-Q/A
period 2016-09-30
MGT CAPITAL INVESTMENTS INC
filed 2016-11-17
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, of MGT CAPITAL INVESTMENTS, INC. (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2016 (the “ Original Form 10-Q”) is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

The XBRL portion of the Original Form 10-Q was transmitted together with the filing, however the XBRL portion did not get processed and posted with the Original 10-Q filing due solely to certain technical issues that affected the SEC’s Edgar filing system on November 14, 2016.

No other changes have been made to the Original Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-Q.

EXHIBIT INDEX

The following exhibits are filed with this report on Form 10-Q/A.

31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002*

32.1	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002*

32.2	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* These exhibits were previously included or incorporated by reference in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, filed with the Securities and Exchange Commission on November 14, 2016.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibits 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT CAPITAL INVESTMENTS, INC

November 16, 2016	By:	/s/ ROBERT B. LADD
Robert B. Ladd
Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.