Form 10-K
period 2016-12-31
MGT CAPITAL INVESTMENTS INC
filed 2017-04-20
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10–K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

OR

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

Indicate by check mark if the Registrant is a well–known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

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

Large Accelerated Filer [ ]	Accelerated filer [X]

Non–accelerated Filer [ ]	Smaller reporting company [ ]
(Do not check if smaller reporting company)

Emerging Growth Company [ ]

Indicate by check mark whether the Registrant is a shell Company (as defined in Rule 12b–2 of the Act). Yes [  ] No [X]

As of June 30, 2016, the last day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the registrant’s Common stock held by non–affiliates of the registrant was approximately $93,000,000

As of April 17, 2017, the registrant had outstanding 34,797,855 shares of Common stock, $0.001 par value. (the “Common stock”)

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

PART I

Item 1. Business

MGT Capital Investments, Inc. (“MGT,” “the Company,” “we,” “us”) is a Delaware corporation, incorporated in 2000. The Company was originally incorporated in Utah in 1977. MGT is comprised of the parent company, wholly–owned subsidiaries MGT Cybersecurity, Inc. (“MGT Cybersecurity”), Medicsight, Inc. (“Medicsight”), MGT Sports, Inc. (“MGT Sports”), MGT Studios, Inc. (“MGT Studios”), MGT Interactive, LLC (“MGT Interactive”) and MGT Gaming, Inc. (“MGT Gaming”). MGT Studios also owns a controlling minority interest in the subsidiary M2P Americas, Inc. Our corporate office is located in Durham, North Carolina.

The Company is in the process of acquiring and developing a diverse portfolio of cybersecurity technologies. With industry pioneer John McAfee at its helm, MGT is positioning itself to address various cyber threats through advanced protection technologies for mobile and personal tech devices, as well as corporate networks.

Also as part of its corporate efforts in secure technologies, MGT is growing its capacity in mining Bitcoin. Currently at 5.0 PH/s, the Company’s facility in WA state produces about 100 Bitcoins per month, ranking it as one of the largest U.S. based Bitcoin miners. Further, MGT is in active discussions with potential financial partners to grow Bitcoin output materially.

Lastly, MGT stockholders have voted to change the corporate name of MGT to “John McAfee Global Technologies, Inc.” Following a dispute over ownership and permitted usage of the name McAfee, the Company and Intel have agreed to a mediation process to avoid unnecessary legal costs.

Cybersecurity

On May 9, 2016, we, through our wholly owned subsidiary, MGT Cybersecurity, Inc. entered an asset purchase agreement (APA) to acquire certain assets owned by D–Vasive, Inc., a Wyoming corporation in the business of developing and marketing certain privacy and anti–spy applications (the “D–Vasive APA). Pursuant to the terms of the D–Vasive APA, the Company had agreed to purchase assets including but not limited to applications for use on mobile devices, intellectual property, customer lists, databases, sales pipelines, proposals and project files, licenses and permits. The proposed purchase price for D–Vasive was $300 in cash and 23.8 million shares of MGT common stock. On October 5, 2016, the Company paid a $70 refundable advance as part of a modification of terms. The advance will be refundable if the APA is not close within twelve months of the modification.

On May 26, 2016, the Company entered an asset purchase agreement with Demonsaw LLC, a Delaware company, for the purchase of certain technology and assets. Demonsaw is in the business of developing and marketing secure and anonymous information sharing applications. Pursuant to the terms of the Demonsaw APA, we had agreed to purchase assets including the source code for the Demonsaw solution, intellectual property, customer lists, databases, sales pipelines, proposals and project files, licenses and permits. The proposed purchase price for Demonsaw was 20.0 million shares of MGT common stock.

On July 7, 2016, and prior to the closing of either of the above transactions, the Company and Demonsaw terminated the Demonsaw APA. Simultaneously, D–Vasive entered an agreement with the holders of Demonsaw outstanding membership interests, whereby D–Vasive would purchase all such membership interests. The closing of that transaction was contingent on the closing of the transaction contemplated under the D–Vasive APA. Accordingly, the proposed purchase price for D–Vasive (inclusive of the Demonsaw assets) was increased to 43.8 million shares of MGT common stock (the “Amended APA”).

On August 8, 2016, the Company filed a Definitive Proxy Statement to solicit, among other things, shareholder approval of the D–Vasive acquisition, at the upcoming Annual Meeting of Stockholders. On September 8, 2016, shareholder approval was obtained. However, on September 19, 2016, the New York Stock Exchange informed the Company that it would not approve the listing on the Exchange of the 43.8 million shares required to be issue to complete the closing of the D–Vasive acquisition. Not reaching this critical closing condition resulted in the termination of the Amended APA.

On October 24, 2016, the Company consummated the July 2016 asset purchase agreement with Cyberdonix, Inc., an Alabama corporation for the purchase of the “Sentinel” network intrusion detection device, all underlying software and firmware, the server contract, and case and circuit board inventory by issuing 150,000 shares of MGT common stock.

On March 3, 2017, MGT purchased 46% of the outstanding membership interests in Demonsaw LLC for 2.0 million MGT common shares.

On April 3, 2017, the Company terminated the APA dated May 9, 2016, as amended on July 7, 2016, entered into by and among MGT, D–Vasive, the shareholders of D–Vasive and MGT Cybersecurity. The termination of the APA was premised on Section 3.4(b) of the APA which states that the APA may be terminated by either party thereto if the Closing contemplated thereunder did not occur on or before a specified date and the same is not otherwise extended by the parties, in writing or otherwise. Pursuant to the APA, as amended, MGT would have acquired certain technology and assets of D–Vasive if the Closing had occurred on the terms of the APA, as amended.

Bitcoin Mining

On September 13, 2016, the Company announced launch of its 5.0 PH/s Bitcoin mining operation. Based in central Washington, the mining facility currently produces about 100 Bitcoins per month.

Legacy Businesses

Prior to second quarter ending June 30, 2016, the Company and its subsidiaries were principally engaged in the business of acquiring, developing and monetizing assets in the online and mobile gaming space as well as the social casino industry. MGT’s portfolio includes minority stakes in the skill–based gaming platform MGT Play and fantasy sports operator DraftDay Gaming Group, Inc. (“DDGG”) (see September 8, 2015 development below).

DraftDay Gaming Group

Effective September 3, 2015, the Company terminated the Asset Purchase Agreement with Random Outcome (“RO”) (“RO Agreement”) originally entered into on June 11, 2015, as amended to date. According to its terms, the RO Agreement could be terminated by the Company or RO if a closing had not occurred by August 31, 2015. The RO Agreement provided for the sale of the DraftDay.com Business to RO for a purchase price of (i) cash equal to the sum of (a) $4,000 and (b) $10 per day for the period starting July 15, 2015 and ending on the closing date and (ii) a three–year warrant to purchase 500,000 shares of RO Common stock at an exercise price of $1.00, a three–year warrant to purchase 500,000 shares of RO Common stock at an exercise price of $1.33, and a three–year warrant to purchase 500,000 shares of RO Common stock at an exercise price of $1.66. The non–refundable deposit of $250 was recorded as gain on termination of Asset Purchase Agreement in the Consolidated Statement of Operations under discontinued operations for the year ended December 31, 2015.

On September 8, 2015, the Company and MGT Sports entered into an Asset Purchase Agreement with Viggle, Inc. (“Viggle”) and Viggle’s subsidiary DDGG, pursuant to which Viggle acquired all of the assets of the DraftDay.com business (“DraftDay.com”) from the Company and MGT Sports. In exchange for the acquisition of DraftDay.com, Viggle paid MGT Sports the following (share amounts and per share amounts are reflected post stock split): (a) 63,467 shares of Viggle’s common stock, since renamed Function(x) Inc. (NASDAQ: FNCX) (“FNCX”), (b) a promissory note in the amount of $234 paid on September 29, 2015, (c) a promissory note in the amount of $1,875 due March 8, 2016 (“FNCX Note”, “the Note”), and (d) 2,550 shares of Common stock of DDGG (private entity). In addition, in exchange for providing certain transitional services, DDGG issued to MGT Sports a warrant to purchase 1,500 shares of DDGG common stock. Following consummation of the transaction, MGT Sports owns an 11% equity interest in DDGG, FNCX owns 49%, and Sportech, Inc. owns 39%. As a result of the transaction, the Company has presented DraftDay.com as a discontinued operation. As of December 31, 2015, the Company booked a reserve of $300 against the Note.

The following table summarizes fair values of the net assets assumed in consideration for the sale of the DraftDay.com Business assets:

Viggle Common shares received at closing share price of $26.00	$1,650
Viggle promissory notes	2,109
DDGG Common shares received at fair market value of $400.00 per share (1)	1,020
DDGG stock purchase warrants received (2)	360
Total consideration	$5,139

The transaction resulted in a loss on the sale of $387 in the Consolidated Statement of Operations under discontinued operations during the year ended December 31, 2015.

(1)	DDGG Common shares were valued based on recent equity sales by DDGG to Viggle. Viggle purchased shares of DDGG at a price of $400.00 per share.

(2)

The Company determined fair value of the warrants received utilizing a Black–Scholes option pricing model. The Company utilized the following assumptions: fair value of Common share of DDGG stock – $400.00 per share, exercise price of $400.00, risk free rate of 0.65%, expected volatility of 98% which is the 3–year historical volatility of the Company’s Common stock.

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

On June 14, 2016, the Company and MGT Sports entered into a Securities Exchange Agreement (the “FNCX June 14th Agreement”) with FNCX to exchange $940 remaining outstanding principal of the FNCX Note for 132,092 shares of FNCX’s Common stock and FNCX shall make a cash payment to MGT Sports for the total amount of interest accrued until consummation of the transaction contemplated in the FNCX June 14th Agreement. The closing of the FNCX June 14th Agreement was conditioned on FNCX’s shareholders’ approval of the issuance of the FNCX Common shares and satisfaction of other closing conditions set forth in the FNCX June 14th Agreement.

On September 16, 2016, FNCX amended its Certificate of Incorporation to effect a reverse stock split of all issued and outstanding shares of common stock at a ratio of 1 for 20 (the "Reverse Stock Split"). The effective date of the Reverse Stock Split is September 16, 2016. The above common stock share amounts received from FNCX have been adjusted to reflect the Reverse Stock Split.

On October 10, 2016, the Note was satisfied through the issuance of 136,304 shares of common stock and payment of interest of $16. These shares were sold during December 2016, and the Company recorded a loss on sale of investments of $86 and loss on conversion of the notes receivable with shares of $196.

Other Assets

MGT Gaming owns three patents covering certain features of casino slot machines. Two of the patents were asserted against alleged infringers in various actions in federal court in Mississippi. In July 2014, MGT Gaming dismissed its lawsuits against WMS Gaming Inc., and in August 2015, the Company and defendants Aruze America and Penn National Gaming agreed to settle all pending litigation and all proceedings at the U. S. Patent and Trademark Office. As a result of the August 2015 settlement, during 2015, the Company received a payment of $90, which was recorded as licensing revenue. In an effort to monetize its gaming patent portfolio during the year ended December 31, 2016, the Company engaged Munich Innovations GmbH, the patent monetization firm that sold MGT’s medical patent portfolio to Samsung in 2013 for $1.5 million. As of December 31, 2016, an impairment charge for the full value of the patent ($659) was recorded, as the Company is in no longer engaged in this business.

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

On August 28, 2015, the Company and MGT Interactive along with Gioia entered into an Assignment and Sale Agreement (the “Agreement”). MGT Interactive purchased the 49% membership interest that Gioia owned of MGT Interactive and sold the certain tangible and intellectual property assets that MGT Interactive previously acquired from Gioia. Effective as of August 28, 2015, MGT Interactive irrevocably sold all assets and Gioia accepts all assets free and clear of all liens etc. In exchange for such assets, Gioia is to transfer the 49% membership interest to Interactive along with a cash payment of $35. As a result of the Agreement, the Company recognized a $144 loss on sale of assets during the year ended December 31, 2015.

The following summarizes the recognition of the Agreement:

Cash	$35
Intangible assets	(179)
Loss on sale	$144

On August 16, 2016, the Company purchased 17.5% membership interest in Two minute Quests LLC (“2MQ”) for $115. 2MQ is introducing a game for the iWatch and iPhone. As of December 31, 2016, the Company recorded an impairment charge for the full value of $115 of this investment.

On May 13, 2016, the Company acquired 6% Membership Interest in The Round House LLC for cash consideration of $150. Round House LLC is an Alabama–based technology incubator, offering co–working space, accelerator services and angel investment. As of December 31, 2016, the Company recorded an impairment charge for the full value of $150 of this investment.

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

Competition

MGT encounters intense competition in its businesses, in most cases from larger companies with greater financial resources such cybersecurity firms FireEye, Inc. (NASDAQ: FEYE), Palo Alto Networks, Inc. (NYSE: PANW) and Intel Corporation (NASDAQ: INTC).

Employees

Currently, the Company and its subsidiaries have 8 full–time employees. None of our employees is represented by a union and we believe our relationships with our employees are good.

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

Item 1A. Risk Factors

Discussion of our business and operations included in this Annual Report on Form 10–K should be read together with the risk factors set forth below. They describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our financial performance. Each of the risks described below could adversely impact the value of our securities. These statements, like all statements in this report, speak only as of the date of this prospectus (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

We cannot assure you that we will be successful in commercializing any of the technologies or products acquired and/or developed, or if any of our technologies or products are commercialized, that they will be profitable for the Company.

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

The Company has identified a number of specific risk areas that may affect our operations and results in the future:

Company Specific Risks

Going Concern Risks

The Company’s consolidated financial statements have been prepared on a going concern basis, and do not include adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2016, the Company had incurred significant operating losses since inception, and continues to generate losses from operations, and has an accumulated deficit of $328,467. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements incorporated in this Annual Report do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We have had limited commercial results and revenues, and we may be required to curtail operations if adequate funds are not available to us.

Our commercial results have been limited. Historically, the Company has not generated significant revenues to fund its operations, and the Company does not expect that revenues will be sufficient to fund operations for the foreseeable future. The Company’s primary source of operating funds since inception has been debt and equity financings. At December 31, 2016, MGT’s cash and cash equivalents were approximately $345. The Company intends to raise additional capital, either through debt or equity financings, in order to achieve its business plan objectives. Management believes that it can be successful in obtaining additional capital; however, no assurance can be provided that the Company will be able to do so. There is no assurance, moreover, that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. The Company may also attempt to obtain funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of our technologies or products that the Company would not otherwise relinquish. There can be no assurance that any such plan will be successful.

Risks Associated with Our Being a Development Stage Company

We have recently refocused our business, so that our historical operations are not indicative of future results.

We were originally formed as an internet and technology business, and later became involve in medical imaging technology. Most recently, we focused our activities principally on the online and mobile gaming space and the social casino industry. In September 2015, the Company disposed of substantially all its equity interest in DraftDay Gaming Group, Inc., its principal gaming property, and began repositioning itself as a participant in the cybersecurity industry. Accordingly, the Company’s performance and operating results in prior periods are unlikely to be indicative of its future operating performance.

We are now a development stage company in the cybersecurity industry, and our business is subject to the risks and uncertainties of development stage companies generally.

The Company has just begun its entry into the cybersecurity industry with the acquisition of its Sentinel product. We are also exploring other acquisitions in the cybersecurity space. The products on which the Company is currently focused, and products and applications which the Company hopes to acquire in the future, are, or are expected to be, in the early stages of development and/or commercialization, with the anticipation that the Company will be able to build substantial value in the products over time.

As a consequence of this strategy, the Company expects that the revenues generated by its product offering, at least initially, will be not be sufficient to cover its administrative, research and development, marketing expenses. Therefore, as is typical with many development stage companies, the Company will be relying for the foreseeable future on its cash on hand and its ability to raise additional capital, rather than operating revenues, in order to fund the majority of its operating expenses.

As a development stage company, we expect to incur operating losses for the foreseeable future, and we may not achieve or sustain profitability.

For the foreseeable future, the Company is not expected to experience positive earnings. While typical of development stage companies, the absence of earnings will make the Company more difficult to value, which may result in wide swings in its share price that are unrelated to the fundamental operations or prospects of its businesses.

Despite our optimism that the Company’s business strategy is sound and that we will ultimately achieve profitability, there is substantial uncertainty regarding the course of our future operations, including expected growth through as yet unidentified acquisitions in the cybersecurity business and as yet undetermined new product offerings. The time period that will be required for our Company to achieve profitability and positive cash flow, or whether such profitability and cash flow will be at all achievable, is indeterminate.

The Company could be confused with a shell company.

The Company currently employs 2 people in management and administration at its office in Harrison, New York, 2 people in marketing and communications who work remotely, and 4 engineering and management personnel in product development at its main facility in Durham, North Carolina. The Company currently engages 4 engineers on a consulting basis, some of whom may be expected to become Company employees in the future. The Company also owns bitcoin machines in a hosted environment in Cashmere, Washington. Also, the Company has three advisory boards, a four–member Hacker Advisory Board, a two member Emerging Large Scale Technology Board and a three member Cryptocurrency Advisory Board. At its current level of operation, the Company is not a shell company under applicable rules and regulations of the Securities and Exchange Commission. Nevertheless, because the Company has recently disposed of, and has ceased to conduct, its legacy online sports gaming business, and has only recently begun it activities in the cybersecurity space, it is possible that the Company could be confused with a shell company. This erroneous perception could have adverse consequences for the Company’s market valuation, as well as for its relationships with potential customers, potential joint venture partners and other constituencies. The Company expects the risk of this perception to diminish as the level of the Company’s operations increases.

Risks Associated with Management and Other Personnel

The Company will be relying on John McAfee, one of the pioneers of the cybersecurity industry, to provide vision and direction, but we cannot assure you that his association with the Company will result in our commercial success, and the Company could lose the benefit of Mr. McAfee’s services.

John McAfee, one of the pioneers of the cybersecurity industry is currently Chief Executive Officer of the Company, as well as our executive chairman. In addition to founding McAfee Associates, one of the leading anti–virus protections firms, Mr. McAfee has been involved with numerous other ventures in the cybersecurity space. The Company anticipates that Mr. McAfee’s experience and vision will be an invaluable resource to the Company as it seeks to identify, develop and commercialize additional product offerings in the cybersecurity space. The Company also believes that Mr. McAfee’s association with the Company will provide it with name recognition and credibility among customers, vendors, industry professionals and market participants. For this reason, the Company is proposing to rename itself John McAfee Global Technologies.

We cannot assure you, however, that Mr. McAfee will be able to replicate his prior successes at the Company. Also, while Mr. McAfee occupies the position of executive chairman and CEO, he does not manage the day–to–day operations of the Company, and Mr. McAfee may continue to have other interests that are unrelated to the Company. In addition, while Mr. McAfee has committed himself to the Company, and has a substantial equity stake in the Company via stock options, we cannot guarantee that the Company will continue to have the benefit of his services after his two–year employment agreement expires. Furthermore, despite his equity interest, he could determine to disassociate himself from the Company, or Mr. McAfee could die or become disabled, and the Company has determined that it cannot obtain key person insurance on Mr. McAfee on economically reasonable terms. Finally, Mr. McAfee has been the subject of certain publicity with respect to his personal life, particularly with respect to the time when he was residing in Belize, which could be viewed as adverse to the Company. Despite these risks, the Company believes that Mr. McAfee’s association with the Company will provide substantial direct and indirect benefits to the Company and will contribute the Company’s hoped for success in the cybersecurity space.

The Company is continuing to assemble a management team appropriate to its cybersecurity business, but there is no assurance that it will be successful in identifying and engaging suitable candidates.

The Company has retained John McAfee because the Company believes he has the experience and expertise to guide the Company in development of its cybersecurity business. The Company anticipates, however, that it will require other management personnel to complement and assist Mr. McAfee in the operational leadership of the Company. In particular, the Company is in the process of identifying candidates for a permanent chief financial officer and the position of chief operating officer, and the Company also expects to pursue the engagement of other members of senior management. There is no assurance that the Company will be successful in identifying appropriate candidates for the positions that it seeks to fill, or that any candidates identified will be prepared to be employed by the Company on terms that are commercially reasonable. Also, because the Company is in the development stage and the precise direction of its cybersecurity business could evolve over time, the management roles, qualifications and positions that are most suitable to the Company’s businesses may change, which may result in the Company making changes in its management personnel and structure. Such management changes could be costly to the Company and could result in inefficiencies and dislocations that may adversely affect the Company’s development.

We may fail to attract and retain other qualified personnel.

There is intense competition from other companies, research and academic institutions, government entities and other organizations for qualified personnel in the area of cyber technology. As a development stage company with a limited operating history, we may fail to identify, attract, retain and motivate the kind of highly skilled personnel that we require to develop our products and grow our business. Although we believe that the opportunity to work alongside Mr. McAfee and Mr. Andersen, who we believe are recognized leaders in the cybersecurity industry, and what we believe are the growth prospects afforded by our industry, will allow us to attract the qualified personnel that we require, we cannot assure you that this will be the case.

Risks Associated with Potential Acquisitions

The Company’s business plan contemplates additional acquisitions of cybersecurity businesses and products, but there is no assurance that it will be successful with its acquisition program.

The Company anticipates that a substantial portion of the future growth of its products and services will come through acquisitions. Other than the proposed acquisition of the assets of D–Vasive and Demonsaw (see below), the Company has not identified specific businesses that it is presently intending to acquire. There can be no assurance that the Company will be successful in identifying suitable businesses of entities for acquisition, or that if identified, the Company will have the resources, whether cash or available securities, to consummate the acquisition. There can also be no assurance that any future acquisitions, if consummated, will be financial and business successes, in the near term or at all, or that the Company would have the resources to adequately develop the business opportunities offered by the acquisitions. It is also possible that the Company would not have sufficient financial, personnel and other resources to fully exploit the businesses existing at the time of an acquisition or the business of an acquisition, with the result that the development of one or more of the existing businesses and acquired businesses would suffer, at least in the short term.

You should also be aware that, while a substantial portion of the Company’s anticipated growth is expected to result from its acquisition activity, stockholders will generally not be asked to approve an acquisition, unless required by applicable law or the rules and regulations of any stock exchange on which the Company’s shares may be listed at the time. Thus, it is possible that the Company could engage in one or more acquisitions that would alter the direction of the Company’s business and operations without stockholders having a formal say on whether to pursue such acquisition transactions.

Acquisitions could also entail other potential risks.

Acquisition activity typically involves other significant risks and uncertainties, including the following:

●	inability to successfully integrate the acquired technology and operations into our business and maintain uniform standards, controls, policies and procedures;

●	challenges in retaining key employees, customers and other business partners of the acquired business;

●	inability to realize synergies expected to result from an acquisition;

●	an impairment of acquired goodwill and other intangible assets in future periods would result in a charge to earnings in the period in which the write–down occurs;

●	the internal control environment of an acquired entity may not be consistent with our standards and may require significant time and resources to improve; and

●	potential liability for activities of the acquired companies undertaken before the acquisition, including violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

Risks Associated with the Cybersecurity Industry

There is no assurance that we will be successful in commercializing our cybersecurity products.

Our current and currently proposed cybersecurity products are in the initial stages of commercialization, and we expect that the same will be the case with respect to the products of other businesses that we acquire. Because of the rapidly evolving nature of the cybersecurity industry, and the constantly changing threats that cybersecurity products are intended to address, our products may require continuous and effective upgrades in order to obtain effective recognition and commercial traction in the cybersecurity marketplace. We cannot assure you that we will be successful in commercializing any of our cybersecurity products or, if they are commercialized, that they will be profitable for the Company.

The cybersecurity market is intensely competitive.

We believe that the cybersecurity industry offers great opportunity because of the increasing, highly publicized cybersecurity breaches being experienced in virtually all segments the business and government sectors. We also believe that the historical approaches to protecting servers and personal computers are not suited to mobile devices and cloud computing, opening up a substantial array of possibilities for capturing market share in the cybersecurity industry.

Nonetheless, the cybersecurity market is already very competitive, and it is characterized by rapid change. We will be competing with numerous vendors in the cybersecurity space. The overall number of our competitors providing niche cyber–attack solutions may increase. Also, the identity and composition of competitors may change as we increase our activity in newer product categories.

Some of these competitors may also introduce various products that compete with different products that we offer, while others are primarily focused in a specific product area. Barriers to entry are relatively low, and new ventures to create products that do or could compete with our products are regularly formed. In addition, some of our competitors will have substantially greater resources, including technical, engineering and marketing resources, than we will.

We also may face competition from customers to which we may license or supply technology and suppliers from which we may transfer or license technology. As such, we must cooperate and at the same time compete with many companies. Any inability to effectively manage these complicated relationships with customers, suppliers, and strategic alliance partners could have a material adverse effect on our business, operating results, and financial condition and accordingly affect our chances of success.

The information security market may not adopt our cybersecurity technologies and/or products.

We seek to acquire and develop products that provide advanced protection technologies across a variety of platforms, including mobile and personal technology devices. However, even if we are successful in acquiring or developing such technologies, if we are unable to convince customers that our technologies and products should be an integral part of their overall approach to information security, we will not be able to grow our business as anticipated.

Moreover, even if there is significant demand for our technologies and products, if our competitors’ products include functionalities that are, or are perceived to be, better than or equivalent to that offered by us, we may have difficulty increasing the market penetration of our technologies and products. Furthermore, even if the functionality offered by other cybersecurity technologies or products is more limited than the functionality of our own, customers may elect to accept such limited functionality, and thus not accept or adopt the technologies and products offered by the Company.

Our cybersecurity technologies and/or products may not perform as intended.

Even the most advanced cybersecurity products cannot guarantee 100% security against all forms of intrusion, as evidenced by successful cyberattacks on the computing systems of government agencies and major public corporations. We believe that, through the vision and direction of our team of experienced cybersecurity leaders, and with the guidance of our advisory boards, we will be able to develop cutting edge technologies and products to deal successfully with the continuously evolving threats of sophisticated hackers. Nevertheless, it is possible that our products could fail to perform as intended, with the result that our customers may experience cybersecurity breaches. If that were to happen, and depending on the scale of the breaches, we could suffer damage to our reputation for technical excellence, which may affect receptivity to our products, including products that were not implicated in a security breach.

Computer and communications failures could lead to customer dissatisfaction.

As a provider of cyber products, we anticipate that it will be important to maintain reliable channels of electronic communications with our customers, for purposes of customer support, product access and diagnostics, and possibly, the secure hosting of customer data. If we experience periodic systems interruptions and infrastructure failures, or if our systems are subject to security breaches, this may cause customer dissatisfaction and may adversely affect the reputation for reliability of our products and services. We expect that the demands on our technological infrastructure will grow with our customer base, and we face the risk that, without continuing, and perhaps costly, investment, the reliability of our systems will not keep pace with the increasing demand.

Risks Associated with Securities Litigation and Regulatory Matters

A number of law firms have filed claims against the Company alleging violations of federal securities laws.

A number of law firms have filed claims, or announced an intention to file, on behalf of stockholders of the Company alleging that the company has violated the Securities Exchange Act of 1934. While the Company believes that there are no merits to claims that the Company violated applicable securities laws, the results of any investigation, or the outcome of any claims that may brought against us, if any, cannot be predicted with certainty. Moreover, regardless of the outcome, investigations can have an adverse impact on us because they may entail a significant amount of costs to defend the Company against any claims, such claims may negatively affect morale of employees and may divert the attention of management.

The Company has received a subpoena from the Securities and Exchange Commission.

On September 15, 2016, the Company received a subpoena from the Securities and Exchange Commission requesting certain information from the Company. We have no indication or reason to believe that the Company is or will be the subject of any enforcement proceedings. The Company has publicly announced its receipt of the subpoena and is fully cooperating to comply with the SEC’s request. Nevertheless, response to the subpoena may entail legal costs and the diversion of management’s attention, and the issuance of the subpoena may create a perception of wrongdoing that could be harmful to our business.

Risks Associated with Our Capital Requirements

We will need additional capital to fund our operations and to pursue acquisitions.

As discussed above, we expect to require additional financing through debt or equity financing in order to fund the development of our business for the foreseeable future. We may also require financing in order to fund acquisitions. We cannot be certain that such additional debt or equity financing will be available to us on favorable terms when required, or at all, or that sales of our assets, if any, will be sufficient to enable us to accomplish our business objectives. If we cannot raise funds in a timely manner, or on acceptable terms, we will be unable to pursue our business plan.

Future issuance of equity may be dilutive to our existing stockholders.

If the D–Vasive acquisition is consummated, we anticipate that we will be issuing to D–Vasive, Inc. approximately 43,800,000 shares of our common stock. This issuance was approved by stockholders at a meeting held on September 8, 2016. On April 3, 2017, the Company terminated the APA dated May 9, 2016, as amended on July 7, 2016, entered into by and among MGT, D–Vasive, the shareholders of D–Vasive and MGT Cybersecurity. The termination of the APA was premised on Section 3.4(b) of the APA which states that the APA may be terminated by either party thereto if the Closing contemplated thereunder did not occur on or before a specified date and the same is not otherwise extended by the parties, in writing or otherwise. Pursuant to the APA, as amended, MGT would have acquired certain technology and assets of D–Vasive if the Closing had occurred on the terms of the APA, as amended.

We may issue additional equity to raise cash for operations or to fund acquisitions, to provide equity based incentives to our management, employees and consultants or as consideration in acquisition transactions. Depending on the price at which such equity is issued, the issuances could be economically dilutive to our existing stockholders. If we issue substantial amounts of additional equity, the voting control of our existing stockholders will be meaningfully reduced irrespective of any economic dilution. Also, the board has the authority to issue preferred stock that may have rights, preferences or privileges senior to the rights of holders of our common stock. The Company anticipates that the board will not approve the issuance of additional equity unless the board determines, in the exercise of its business judgment, that the issuance is in the best interest of the Company and its stockholders. Nevertheless, such issuances could have adverse consequences for stockholders and their interests in the Company.

Debt that the Company raises in the future may place restrictions on the operational flexibility of the Company, and if convertible could be dilutive.

The Company does not currently contemplate issuing any substantial amount of debt. As the business of the Company matures, however, the Company could turn to the debt markets to raise additional capital. If we raise additional funds through the issuance of debt, we will be required to service that debt and are likely to become subject to restrictive covenants and other restrictions contained in the instruments governing that debt. This may limit our operational flexibility, by constraining our ability to issue additional debt, place liens on our assets, make distributions or engage in other capital transactions or asset sales. We may also issue convertible debt. If we do so, we anticipate that the conversion price would be at a premium to the market price at the time of issuance. At the time of conversion, however, the issuance of the additional equity could be dilutive to existing stockholders based upon the then current market price.

Risks Associated with Intellectual Property

The protection of our intellectual property may be uncertain and we may face claims of others.

Although we expect to receive patents with respect to certain aspects of our technology, we generally do not expect to rely on patent protection with respect to our products and technologies. Instead, we expect to rely primarily on a combination of trade secret and copyright law, employee and third party non–disclosure agreements and other protective measures to protect intellectual property rights pertaining to our products and technologies.

Such measures may not provide meaningful protection of our acquired technologies, trade secrets, know how or other intellectual property in the event of any unauthorized use, misappropriation or disclosure. Others may independently develop similar technologies or duplicate our technologies. In addition, to the extent that we apply for any patents, such applications may not result in issued patents or, if issued, such patents may not be valid or of value. Third parties could, in the future, assert infringement or misappropriation claims against us with respect to our current or future products and technologies, or we may need to assert claims of infringement against third parties. Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all.

Moreover, we may not be able to effectively protect our intellectual property rights in certain foreign countries where we may do business in the future or from which competitors may operate.

While we have, and may in the future apply for copyright and trademark protection, we may not receive the protections that we desire or expect.

We expect that our marks and other forms of intellectual property that identify us with our products will be an important marketing tool and will create recognition for our brand of cybersecurity protection and related products. While we intend to make application to register this intellectual property in appropriate cases, no assurances can be given that any of the measures we undertake to protect and maintain these intellectual property assets and the associated goodwill. For example,

●	our applications for trademarks and copyrights may not be granted and, if granted, may be challenged or invalidated;

●	issued trademark and copyrights may not provide us with any competitive advantages versus potentially infringing parties;

●	our efforts to protect these intellectual property rights may not be effective in preventing misappropriation of our technology; or

●	our efforts may not prevent confusion with others of products or technologies similar to or competitive with ours.

We face risks of claims from third parties for intellectual property infringement and we may have to defend our own intellectual property through litigation.

Litigation regarding intellectual property rights is common in the internet, application and software industries. Any infringement or misappropriation claim by us or against us could place significant strain on our financial resources, divert management’s attention from our business and harm our reputation. The costs of prosecuting or defending an intellectual property claim could be substantial and could adversely affect our business, even if we are ultimately successful in prosecuting or defending any such claims. If our products or technologies are found to infringe the rights of a third party, we could be required to pay significant damages or license fees or cease production, any of which could have material adverse effect on our business. If a claim is brought against us, or if we are unsuccessful on the claims on their merits, this could have a material adverse effect on our business, financial condition, results of operations and future prospects.

General Business and Economic Risks

Fluctuating economic conditions will make it difficult to predict operating results in future periods.

Uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments. Future or continued economic weakness for us or our customers, failure of our customers and target markets to recover from such weakness, customer financial difficulties, and reductions in spending on cybersecurity products could have a material adverse effect on demand for our technologies and products and consequently on our business, financial condition and results of operations.

Our results of operations are likely to vary significantly from period to period.

Our results of operations may vary as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

changes in the growth rate of the cybersecurity market, particularly the market for threat protection solutions like ours that target advanced cyber–attacks;

the timing and success of new product and service introductions by us or our competitors or any other change in the competitive landscape in the cybersecurity market, including consolidation among our customers or competitors;

the level of awareness of cybersecurity threats, particularly advanced cyber–attacks, and the market adoption of our technologies and products;

deferral of orders from customers in anticipation of new products or product enhancements announced by us or our competitors;

decisions by large scale potential customers such us corporations and organizations to purchase cybersecurity solutions from larger, more established security vendors or from their primary cybersecurity equipment vendors;

changes in our pricing policies or those of our competitors;

the cost and potential outcomes of future litigation;

general economic conditions, both domestic and in our foreign markets;

future accounting pronouncements or changes in our accounting policies or practices; and

the amount and timing of operating costs and capital expenditures related to the expansion of our business,

This variability and unpredictability could result in our failure to meet our operating plan or the expectations of investors or analysts for any period. If we fail to meet such expectations for these or other reasons, the market price of our common stock could fall.

Other Risks

As we grow our business, including through contemplated acquisitions, we expect to experience significant strains on our management and operations.

We currently employ or have consulting arrangements with 8 personnel and occupy approximately 3,000 square feet of office space in Harrison, New York and Durham, North Carolina. Our plan is to grow substantially in the future, both through the development of our existing product offering and through acquisitions. To manage our growth successfully, we must continue to improve and expand our systems and infrastructure in a timely and efficient manner. We intend to make continuing investments in our infrastructure to support the growth of our business. We cannot assure you that we will have the financial resources to do so, or that our controls, accounting and information systems, procedures and resources will be adequate to support a changing and growing company. If we cannot effectively meet the challenges of our growth, we will not be able to meet our business objectives and may have difficulty achieving profitability.

The Company is invested in bitcoin mining, but we cannot assure you that this aspect of our business will continue to be profitable or that we will determine to continue to maintain and invest in this business.

The Company currently has a 5.0 PH/s fully owned bitcoin facility which is hosted in Cashmere, Washington. The facility currently operates at a rate that is expected to generate approximately $100,000 of EBITDA each month, and the Company is in the process of doubling capacity with the recent purchase of more machines. Further plans to substantially increase operations in 2017 are contemplated.

Bitcoin mining by its nature over time requires increasing processing power, which in turn requires continuing investment in computer hardware and increasing power demands. We cannot assure you that the Company’s bitcoin mining operations will remain profitable or say whether the Company will determine to continue to invest in these operations.

Market And Investment Risks

General Investment Risk

You could lose all of your investment.

An investment in our securities is speculative and involves a high degree of risk. Potential investors should be aware that the value of an investment in the Company may go down as well as up. In addition, there can be no certainty that the market value of an investment in the Company will fully reflect its underlying value. Accordingly, there is no guarantee that shares of our common stock will appreciate in value or that the price at which stockholders have purchased their shares will be able to be maintained. You could also lose your entire investment.

Risks Associated with Our Stock Price

The Company’s common stock has recently been delisted from the NYSE MKT.

The Company was previously listed on the NYSE MKT. On October 19, 2016, the Company received notice from the New York Stock Exchange stating that the staff of NYSE Regulation has determined to commence proceedings to delist the Company’s common stock and that the trading of the Company’s stock on the NYSE MKT was suspended. While the Company disputes the determination of the NYSE staff, the Company did not appeal the decision of NYSE Regulation. The Company’s stock currently trades on the OTC Pink tier of OTC Markets LLC under the symbol “MGTI.”

The delisting of the Company’s common stock from the NYSE MKT has had and may continue to have an adverse effect on the market price of our common stock.

The Company is subject to the risks relating to penny stocks.

Trading in our common stock is also subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934. These rules require additional disclosure by broker–dealers in connection with any trades involving a stock defined as a “penny stock” and impose various sales practice requirements on broker–dealers who sell penny stocks to persons other than established customers and accredited investors, generally institutions. These additional requirements may discourage broker–dealers from effecting transactions in securities that are classified as penny stocks, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell such securities in the secondary market. A penny stock is defined generally as any non–exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

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

If securities or industry analysts do not publish research or reports about our business, or if they publish inaccurate or unfavorable research reports about our business, our share price and trading volume could decline.

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

Offers or availability for sale of a substantial number of shares of our common stock, for example, in connection with the shares registered for sale herein, may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, including upon the expiration of any statutory holding period under Rule 144 or registration for resale, or the conversion of preferred stock or exercise of warrants, circumstances commonly referred to as an “overhang” could result, in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, could also make more difficult our ability to raise additional financing through the sale of equity or equity–related securities in the future at a time and price that we deem reasonable or appropriate.

Investor relations activities, nominal “float” and supply and demand factors may affect the price of our stock.

The Company may utilize various techniques such as non–deal road shows and investor relations campaigns in order to create investor awareness for the Company. These campaigns may include personal, video and telephone conferences with investors and prospective investors in which our business practices are described. The Company may provide compensation to investor relations firms and pay for newsletters, websites, mailings and email campaigns that are produced by third–parties based upon publicly–available information concerning the Company. The Company does not intend to review or approve the content of such analysts’ reports or other materials based upon analysts’ own research or methods. Investor relations firms should generally disclose when they are compensated for their efforts, but whether such disclosure is made or complete is not under our control. In addition, investors in the Company may, from time to time, also take steps to encourage investor awareness through similar activities that may be undertaken at their own expense. Investor awareness activities may also be suspended or discontinued, which may impact the trading market our common stock. Any of these activities could affect our stock price in a manner that is unrelated to the underlying value of our Company.

Other Risks

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are authorized to issue an aggregate of 75,000,000 shares of common stock and 10,000,000 shares of “blank check” preferred stock, and stockholders in the future may approve an increase in the number of authorized shares. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. We will need to raise additional capital in the near future to meet our working capital needs, and we may have to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, possibly at a price (or exercise or conversion prices) below the price an investor paid for stock.

The ability of our Board of Directors to issue additional stock may prevent or make more difficult certain transactions, including a sale or merger of the Company.

Our board of directors is authorized to issue up to 10,000,000 shares of preferred stock with powers, rights and preferences designated by it. See “Preferred Stock” in the section of this prospectus titled “Description of Capital Stock.” Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of the Company. The ability of the board of directors to issue such additional shares of preferred stock, with such rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of the Company by tender offer or other means. Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause. Moreover, the issuance of such additional shares of preferred stock to persons friendly to the board of directors could make it more difficult to remove incumbent officers and directors from office even if such removal would be favorable to stockholders generally.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We have not declared or paid cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any existing or future debt agreements may preclude us from paying dividends.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal corporate office is located at 512 S. Magnum Street, Suite 408 Durham, NC 2770, under a sublease that expires on January 31, 2020. Monthly rent will be $6 for the first 12–month period, $7 for the second 12–month period, $7 for the third 12–month period and $7 per month for the remaining months until expiration of the lease. A security deposit of $13 was required upon execution of the sublease. The Company believes our office is in good condition and is sufficient to conduct our operations.

Item 3. Legal Proceedings

On September 1, 2016, the Company and John McAfee filed an action in the United States District Court for the Southern District of New York seeking a declaration that the use of or reference to the personal name of John McAfee and/or McAfee in its business, and specifically in the context of renaming the Company, of which McAfee is the Executive Chairman, to “John McAfee Global Technologies, Inc.,” does not infringe upon Intel’s trademark rights or breach any agreement between the parties. Intel has submitted an Amended Answer and Counterclaims alleging Lanham Act and federal/state trademark violations and common law unfair competition relating to the same factual circumstances. The Company filed a Reply to Counterclaims on November 3, 2016, and a case management plan and scheduling order was filed on October 28, 2016.

On September 15, 2016, the Company received a subpoena from the U.S. Securities and Exchange Commission. The Company has cooperated fully with the Commission and its Staff. The Company does not presently believe it or its officers are the focus of the Staff’s investigation.

In September 2016, various shareholders of the Company filed putative class action lawsuits against the Company, its president and certain of its individual officers and directors. The cases were filed in the United States District Court for the Southern District of New York and allege violations of federal securities laws and seek damages. On April 11, 2017 those cases were consolidated into a single action (the “Securities Action”) and two individual shareholders were appointed lead plaintiffs by the Court. The Company believes there is no merit to the Securities Action and intends to defend against the action vigorously.

On January 24, 2017, the Company was served with a copy of a summons and complaint filed by plaintiff Atul Ojha in New York state court against certain officers and directors of the Company and the Company as a nominal defendant. The lawsuit is styled as a derivative action (the “Derivative Action”) and was originally filed on October 15, 2016. The Derivative Action substantively alleges that the defendants, collectively or individually, inadequately managed the business and assets of the Company resulting in the deterioration of the Company’s financial condition. The Derivative Action asserts claims including but not limited to breach of fiduciary duties, unjust enrichment and waste of corporate assets. The Company believes there is no merit to the Derivative Action and intends to defend against the action vigorously. On February 27, 2017, the parties to the Derivative Action executed a stipulated stay of the proceedings pending full or partial resolution of the Securities Action.

On March 3, 2017 and April 4, 2017 respectively, two additional actions were filed against the Company by shareholder Barry Honig (“Honig”). The first action was filed in federal court in North Carolina (the “Defamation Action”) against the Company and its president and alleges claims for libel, slander, conspiracy, interference with prospective economic advantage, and unfair trade practices. The North Carolina Action substantively alleges that the defendants defamed Honig by causing or allowing certain statements to be published about Honig in news blogs and articles authored by a journalist, who is also a defendant in the case. The second action was brought by Honig and others in the United States District Court for the Southern District of New York (the “Breach of Contract Action”) against the Company and certain of its officers and directors. The Breach of Contract Action alleges claims for tortious interference with contractual relations, breach of contract, and unjust enrichment related to the Company’s unsuccessful attempt to acquire D-Vasive and Demonsaw in 2016 and the alleged resulting harm to certain D-Vasive and Demonsaw noteholders. The Company believes that there is no merit to either the Defamation Action or the Breach of Contract Action and intends to defend against the actions vigorously.

The Company cannot presently rule out that adverse developments in one or more of the Securities Action, Derivative Action, Defamation Action or Breach of Contract Action actions could have a materially adverse effect on the Company, and has notified its Director’s and Officer’s Liability Insurance carrier.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer’s Purchases Of Equity Securities

Market Information

Our Common stock is traded on the OTC Pink tier of OTC Markets LLC under the symbol “MGTI.”

The following table sets forth the high and low last reported sales prices of our Common stock for each quarterly period during 2016 and 2015.

	High	Low
2016
Fourth quarter	$2.50	$0.73
Third quarter	4.37	1.89
Second quarter	4.15	0.22
First quarter	0.35	0.20

2015
Fourth quarter	$0.41	$0.22
Third quarter	0.43	0.18
Second quarter	0.62	0.35
First quarter	0.79	0.36

On April 17, 2017, the Company’s Common stock closed on the OTC Pink tier of OTC Markets LLC at $0.78 per share and there were 340 stockholders of record.

Dividends

The Company has never declared or paid cash dividends on its Common stock and has no intention to do so in the foreseeable future.

For the years ending December 31, 2016, and 2015, the Company issued an aggregate of 230 and 615 shares of Convertible Preferred Series A stock respectively, as dividend shares. These issuances did not result in any proceeds to the Company.

Securities Authorized For Issuance Under Equity Compensation Plans

6,000,000 options were issued during the year ended December 31, 2016. Further reference is made to the information contained in the Equity Compensation Plan table contained in Item 12 of this Annual Report.

Issuer Purchases Of Equity Securities

There were no repurchases of the Company’s Common stock during the year ended December 31, 2016.

Item 6. Selected Financial Data

Smaller reporting companies are not required to provide the information required by this item.

Our public float was greater than $75 million as of June 30, 2016, the last business day of our second quarter of fiscal year 2016 and accordingly we became an accelerated filer at the end of fiscal year 2016. In accordance with Item 10(f)(2)(i) of Regulation S–K, we will transition from the scaled disclosure requirements available to smaller reporting companies to the disclosure requirements applicable to accelerated filers beginning with our quarterly report on Form 10–Q for our first quarter of fiscal year 2017.

Item 7. Management’s discussion and analysis of financial condition and results of operations

Executive Summary

MGT Capital Investments, Inc. (“MGT,” “the Company,” “we,” “us”) is a Delaware corporation, incorporated in 2000. The Company was originally incorporated in Utah in 1977. MGT is comprised of the parent company, wholly–owned subsidiaries MGT Cybersecurity, Inc. (“MGT Cybersecurity”), Medicsight, Inc. (“Medicsight”), MGT Sports, Inc. (“MGT Sports”), MGT Studios, Inc. (“MGT Studios”), MGT Interactive, LLC (“MGT Interactive”) and MGT Gaming, Inc. (“MGT Gaming”). MGT Studios also owns a controlling minority interest in the subsidiary M2P Americas, Inc. Our corporate office is located in Durham, North Carolina.

The Company is in the process of acquiring and developing a diverse portfolio of cybersecurity technologies. With industry pioneer John McAfee at its helm, MGT is positioning itself to address various cyber threats through advanced protection technologies for mobile and personal tech devices, as well as corporate networks.

Also as part of its corporate efforts in secure technologies, MGT is growing its capacity in mining Bitcoin. Currently at 5.0 PH/s, the Company’s facility in WA state produces about 100 Bitcoins per month, ranking it as one of the largest U.S. based Bitcoin miners. Further, MGT is in active discussions with potential financial partners to grow Bitcoin output materially.

Lastly, MGT stockholders have voted to change the corporate name of MGT to “John McAfee Global Technologies, Inc.” Following a dispute over ownership and permitted usage of the name McAfee, the Company and Intel have agreed to a mediation process to avoid unnecessary legal costs.

Cybersecurity

On May 9, 2016, we, through our wholly owned subsidiary, MGT Cybersecurity, Inc. entered an asset purchase agreement (APA) to acquire certain assets owned by D–Vasive, Inc., a Wyoming corporation in the business of developing and marketing certain privacy and anti–spy applications (the “D–Vasive APA). Pursuant to the terms of the D–Vasive APA, the Company had agreed to purchase assets including but not limited to applications for use on mobile devices, intellectual property, customer lists, databases, sales pipelines, proposals and project files, licenses and permits. The proposed purchase price for D–Vasive was $300 in cash and 23.8 million shares of MGT common stock. On October 5, 2016, the Company paid a $70 refundable advance as part of a modification of terms. The advance will be refundable if the APA is not closed within twelve months of the modification.

On May 26, 2016, the Company entered an asset purchase agreement with Demonsaw LLC, a Delaware company, for the purchase of certain technology and assets. Demonsaw is in the business of developing and marketing secure and anonymous information sharing applications. Pursuant to the terms of the Demonsaw APA, we had agreed to purchase assets including the source code for the Demonsaw solution, intellectual property, customer lists, databases, sales pipelines, proposals and project files, licenses and permits. The proposed purchase price for Demonsaw was 20.0 million shares of MGT common stock.

On July 7, 2016, and prior to the closing of either of the above transactions, the Company and Demonsaw terminated the Demonsaw APA. Simultaneously, D–Vasive entered an agreement with the holders of Demonsaw outstanding membership interests, whereby D–Vasive would purchase all such membership interests. The closing of that transaction was contingent on the closing of the transaction contemplated under the D–Vasive APA. Accordingly, the proposed purchase price for D–Vasive (inclusive of the Demonsaw assets) was increased to 43.8 million shares of MGT common stock (the “Amended APA”).

On August 8, 2016, the Company filed a Definitive Proxy Statement to solicit, among other things, shareholder approval of the D–Vasive acquisition, at the upcoming Annual Meeting of Stockholders. On September 8, 2016, shareholder approval was obtained. However, on September 19, 2016, the New York Stock Exchange informed the Company that it would not approve the listing on the Exchange of the 43.8 million shares required to be issue to complete the closing of the D–Vasive acquisition. Not reaching this critical closing condition resulted in the termination of the Amended APA.

On October 24, 2016, the Company consummated the July 2016 asset purchase agreement with Cyberdonix, Inc., an Alabama corporation for the purchase of the “Sentinel” network intrusion detection device, all underlying software and firmware, the server contract, and case and circuit board inventory by issuing 150,000 shares of MGT common stock.

On March 3, 2017, MGT purchased 46% of the outstanding membership interests in Demonsaw LLC for 2.0 million MGT common shares.

On April 3, 2017, the Company terminated the APA dated May 9, 2016, as amended on July 7, 2016, entered into by and among MGT, D–Vasive, the shareholders of D–Vasive and MGT Cybersecurity. The termination of the APA was premised on Section 3.4(b) of the APA which states that the APA may be terminated by either party thereto if the Closing contemplated thereunder did not occur on or before a specified date and the same is not otherwise extended by the parties, in writing or otherwise. Pursuant to the APA, as amended, MGT would have acquired certain technology and assets of D–Vasive if the Closing had occurred on the terms of the APA, as amended.

Bitcoin Mining

On September 13, 2016, the Company announced launch of its 5.0 PH/s Bitcoin mining operation. Based in central Washington, the mining facility currently produces about 100 Bitcoins per month.

Legacy Businesses

Prior to second quarter ending June 30, 2016, the Company and its subsidiaries were principally engaged in the business of acquiring, developing and monetizing assets in the online and mobile gaming space as well as the social casino industry. MGT’s portfolio includes minority stakes in the skill–based gaming platform MGT Play and fantasy sports operator DraftDay Gaming Group, Inc. (“DDGG”) (see September 8, 2015 development below).

DraftDay Gaming Group

Effective September 3, 2015, the Company terminated the Asset Purchase Agreement with Random Outcome (“RO”) (“RO Agreement”) originally entered into on June 11, 2015, as amended to date. According to its terms, the RO Agreement could be terminated by the Company or RO if a closing had not occurred by August 31, 2015. The RO Agreement provided for the sale of the DraftDay.com Business to RO for a purchase price of (i) cash equal to the sum of (a) $4,000 and (b) $10 per day for the period starting July 15, 2015 and ending on the closing date and (ii) a three–year warrant to purchase 500,000 shares of RO Common stock at an exercise price of $1.00, a three–year warrant to purchase 500,000 shares of RO Common stock at an exercise price of $1.33, and a three–year warrant to purchase 500,000 shares of RO Common stock at an exercise price of $1.66. The non–refundable deposit of $250 was recorded as gain on termination of Asset Purchase Agreement in the Consolidated Statement of Operations under discontinued operations for the year ended December 31, 2015.

On September 8, 2015, the Company and MGT Sports entered into an Asset Purchase Agreement with Viggle, Inc. (“Viggle”) and Viggle’s subsidiary DDGG, pursuant to which Viggle acquired all of the assets of the DraftDay.com business (“DraftDay.com”) from the Company and MGT Sports. In exchange for the acquisition of DraftDay.com, Viggle paid MGT Sports the following (share amounts and per share amounts are reflected post stock split): (a) 63,467 shares of Viggle’s common stock, since renamed Function(x) Inc. (NASDAQ: FNCX) (“FNCX”), (b) a promissory note in the amount of $234 paid on September 29, 2015, (c) a promissory note in the amount of $1,875 due March 8, 2016 (“FNCX Note”, “the Note”), and (d) 2,550 shares of Common stock of DDGG (private entity). In addition, in exchange for providing certain transitional services, DDGG issued to MGT Sports a warrant to purchase 1,500 shares of DDGG common stock. Following consummation of the transaction, MGT Sports owns an 11% equity interest in DDGG, FNCX owns 49%, and Sportech, Inc. owns 39%. As a result of the transaction, the Company has presented DraftDay.com as a discontinued operation. As of December 31, 2015, the Company booked a reserve of $300 against the Note.

The following table summarizes fair values of the net assets assumed in consideration for the sale of the DraftDay.com Business assets:

Viggle Common shares received at closing share price of $26.00	$1,650
Viggle promissory notes	2,109
DDGG Common shares received at fair market value of $400.00 per share (1)	1,020
DDGG stock purchase warrants received (2)	360
Total consideration	$5,139

The transaction resulted in a loss on the sale of $387 in the Consolidated Statement of Operations under discontinued operations during the year ended December 31, 2015.

(1)	DDGG Common shares were valued based on recent equity sales by DDGG to Viggle. Viggle purchased shares of DDGG at a price of $400.00 per share.

(2)	The Company determined fair value of the warrants received utilizing a Black–Scholes option pricing model. The Company utilized the following assumptions: fair value of Common share of DDGG stock – $400.00 per share, exercise price of $400.00, risk free rate of 0.65%, expected volatility of 98% which is the 3–year historical volatility of the Company’s Common stock.

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

On June 14, 2016, the Company and MGT Sports entered into a Securities Exchange Agreement (the “FNCX June 14th Agreement”) with FNCX to exchange $940 remaining outstanding principal of the FNCX Note for 132,092 shares of FNCX’s Common stock and FNCX shall make a cash payment to MGT Sports for the total amount of interest accrued until consummation of the transaction contemplated in the FNCX June 14th Agreement. The closing of the FNCX June 14th Agreement was conditioned on FNCX’s shareholders’ approval of the issuance of the FNCX Common shares and satisfaction of other closing conditions set forth in the FNCX June 14th Agreement.

On September 16, 2016, FNCX amended its Certificate of Incorporation to effect a reverse stock split of all issued and outstanding shares of common stock at a ratio of 1 for 20 (the "Reverse Stock Split"). The effective date of the Reverse Stock Split is September 16, 2016. The above common stock share amounts received from FNCX have been adjusted to reflect the Reverse Stock Split.

On October 10, 2016, the Note was satisfied through the issuance of 136,304 shares of common stock and payment of interest of $16. These shares were sold during December 2016, and the Company recorded a loss on sale of investments of $86 and loss on conversion of the notes receivable with shares of $196.

Other Assets

MGT Gaming owns three patents covering certain features of casino slot machines. Two of the patents were asserted against alleged infringers in various actions in federal court in Mississippi. In July 2014, MGT Gaming dismissed its lawsuits against WMS Gaming Inc., and in August 2015, the Company and defendants Aruze America and Penn National Gaming agreed to settle all pending litigation and all proceedings at the U. S. Patent and Trademark Office. As a result of the settlement, during 2015, the Company received a payment of $90, which was recorded as licensing revenue. In an effort to monetize its gaming patent portfolio during the year ended December 31, 2016, the Company engaged Munich Innovations GmbH, the patent monetization firm that sold MGT’s medical patent portfolio to Samsung in 2013 for $1.5 million. As of December 31, 2016, an impairment charge for the full value of the patent ($659) was recorded, as the Company is in no longer engaged in this business.

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

On August 28, 2015, the Company and MGT Interactive along with Gioia entered into an Assignment and Sale Agreement (the “Agreement”). MGT Interactive purchased the 49% membership interest that Gioia owned of MGT Interactive and sold the certain tangible and intellectual property assets that MGT Interactive previously acquired from Gioia. Effective as of August 28, 2015, MGT Interactive irrevocably sold all assets and Gioia accepts all assets free and clear of all liens etc. In exchange for such assets, Gioia is to transfer the 49% membership interest to Interactive along with a cash payment of $35. As a result of the Agreement, the Company recognized a $144 loss on sale of assets during the year ended December 31, 2015.

The following summarizes the recognition of the Agreement:

Cash	$35
Intangible assets	(179)
Loss on Sale	$144

On August 16, 2016, the Company purchased 17.5% membership interest in Two minute Quests LLC (“2MQ”) for $115. 2MQ is introducing a game for the iWatch and iPhone. As of December 31, 2016, the Company recorded an impairment charge for the full value of $115 of this investment.

On May 13, 2016, the Company acquired 6% Membership Interest in The Round House LLC for cash consideration of $150. Round House LLC is an Alabama–based technology incubator, offering co–working space, accelerator services and angel investment. As of December 31, 2016, the Company recorded an impairment charge for the full value of $150 of this investment.

Results of Operations

The Company currently has two operational segments, Gaming and Intellectual Property and Bitcoin Mining. Software, Devices, and Services are no longer considered separate business segments and have been merged into the Intellectual Property segment. Certain corporate expenses are not allocated to a particular segment.

Years Ended December 31, 2016 and 2015

The Company achieved the following results for the years ended December 31, 2016 and 2015, respectively:

●	Revenues from continuing operations totaled $313 (2015: $104);

●	Costs of revenues were $209 (2015: $5);

●	Operating expenses were $20,340 (2015: $3,293);

●	Losses of $0 from discontinued operations (2015: $1,068);

●	Net loss attributable to Common shareholders was $24,523 (2015: $4,781) and resulted in a basic and diluted loss per share of $1.08 (2015: $0.35). Net loss from continuing operations before non–controlling interest was $24,842 (2015: $3,917).

Our operating expenses increased approximately 518% during the year ended December 31, 2016 compared to year ended December 31, 2015. The increase is primarily attributed to increases in headcount, professional fees, corporate governance and stock–based compensation expense.

Intellectual Property

In the year ended December 31, 2016, the Company recognized no revenue compared to $102 for the same period last year, primarily related to the non–recurring gaming patent licensing fee.

Selling, general and administrative expenses for the year ended December 31, 2016 were $50 (2015: $365), in all years consisting of legal and consulting costs and the amortization of intellectual property assets.

In the year ended December 31, 2016 the company recognized an impairment of $659 related to the gaming patent (2015: $474).

Gaming – Continuing Operations

During the year ended December 31, 2016, the Company did not recognize any revenues and selling, general and administrative expenses of $5 for this segment. During the year ended December 31, 2015, our selling, general and administrative expenses for this segment were $34. In the prior year, these expenses consisted of employee compensation, information technology and office related expenses of MGT Studios. The Company did not incur any research and development costs for the year ended December 31, 2015. The decreases are due to the headcount and overhead expense reductions in 2015 as the Company focused on monetizing DraftDay.com.

During the year ended December 31, 2016, the Company recognized an impairment charge of $1,093 for long–term investments, $1,496 related to the impairment of goodwill and $14 related to the impairment of intangible assets.

During the year ended December 31, 2016, the Company recognized a loss on disposal of investments of $1,348.

Gaming – Discontinued Operations (DraftDay.com)

During the year ended December 31, 2016, the Company recognized no revenues for this segment as compared to $640 for the same period last year. The revenues were lower in 2016 as the Company sold the business in September 2015.

There was no cost of revenue for the year ended December 31, 2016. The decrease in 2016 is attributed to the sale of the business in September 2015.

Our cost of revenue for the year ended December 31, 2015 was $225, which primarily consisted of overlay incurred on the DraftDay.com website. Overlay is a promotional incentive for user activity with some contests paying out higher prize money than entry fees. The decrease in 2016 is attributed to the sale of the business in September 2015.

During the year ended December 31, 2016, there were no selling, general and administrative expenses. The decrease is attributable to selling and discontinuing the operation during the year ended December 31, 2015.

During the year ended December 31, 2015, our selling, general and administrative expenses were $1,483, mainly consisting of marketing expenses, employee compensation, information technology and office related costs.

Bitcoin Mining

During the year ended December 31, 2016, the Company recognized $313 in revenues for this segment as compared to no revenue for the same period last year. Bitcoin mining operation commenced in 2016.

There was $209 cost of revenue for the year ended December 31, 2016 (2015: $0). The increase in 2016 is attributed to the start of the Bitcoin mining operation in 2016.

Unallocated Corporate / Other

Selling, general and administrative expenses during the year ended December 31, 2016 were $17,819 (2015: $2,422). The increase was primarily due to increased stock–based compensation expense, driven by higher stock price and increased professional fees, such as legal and investor relations fees.

For the year ended December 31, 2016, non–operating expenses mainly consisted of a loss on sale of investments of $18, an impairment charge of $265 on long–term investments, impairment of notes receivable of $45, amortization of debt discount of $41 and loss on extinguishment of debt of $2,013. During the comparable period ended December 31, 2015, non–operating expenses mainly consisted of a loss of $144 on the sale of assets, interest expense of $23 and an impairment charge of $556 on notes receivable.

Liquidity and Capital Resources

	As of December 31,
	2016	2015
Working capital summary
Cash and cash equivalents (excluding $0 and $39 of restricted cash as of December 31, 2016 and December 31, 2015 respectively)	$345	$359
Other current assets	153	61
Investments – current	44	444
Digital currencies	10	–
Notes receivable	–	1,575
Current liabilities	(191)	(79)
Working capital surplus	$361	$2,360

	Year ended December 31,
	2016	2015
Cash (used in) / provided by
Operating activities	$(5,528)	$(2,424)
Investing activities	787	(152)
Financing activities	4,727	2,499
Discontinued operations	–	(212)
Net decrease in cash and cash equivalents	$(14)	$(289)

On December 31, 2016, MGT’s cash and cash equivalents were $345. The Company continues to exercise discipline with respect to current expense levels, as revenues remain limited. Our cash and cash equivalents decreased minimally during the year ended December 31, 2016, primarily due to $5,528 used in operating activities, mostly offset by funds provided by the sale of investments yielding a net increase in cash provided by investing activities of $787 and the sale of Common Stock and the exercise of warrants giving rise to an increase in cash provided by financing activities of $4,727.

Operating Activities

Our net cash used in operating activities differs from the net loss predominantly because of various non–cash adjustments such as depreciation, amortization and impairment of intangibles, stock–based compensation, reserve for notes receivable, loss on sale of assets, impairment of investments, loss on extinguishment of debt, and the movement in working capital.

Investing Activities

During the year ended December 31, 2016, the Company generated $2,165 in net proceeds from sales of various investments in the open market.

Financing Activities

During the year ended December 31, 2016 the Company entered into a Securities Purchase Agreement (the “SPA”) with selected accredited investors (each an “Investor” and collectively, the “Investors”). Pursuant to the terms of the Purchase Agreement, the Company sold $2,300 in unsecured promissory notes (“Notes) in a private placement (the “Offering”). The Notes mature on September 30, 2019 or such other date as set forth in the Notes. The Notes bear interest at a rate of twelve per cent (12%) per annum, to be paid quarterly in arrears.

On October 28, 2016 and on November 11, 2016, the Company entered into a Note Exchange Agreement (“Note Exchange Agreement”) and a Warrant Exchange Agreement (the “Warrant Exchange Agreement”) with all the holders (“Holders”) of the 12% unsecured promissory notes (the “Notes”) previously issued by the Company pursuant to the above Securities Purchase Agreement dated August 2, 2016 (the “Purchase Agreement”). Pursuant to the Note Exchange Agreement, the Company and the Holders agreed to exchange the Notes, including accrued but unpaid interest thereon, for an 8% Senior Unsecured Promissory Notes in the aggregate principal amount of $2,300 (the “New Notes”). The New Notes are convertible, at the option of the holder thereof, into shares of the Company’s common stock at a conversion price of $1.00 per share, subject to adjustments as set forth in the New Note.

Pursuant to the Warrant Exchange Agreement, the Company and the Holders also agreed to exchange certain warrants to purchase 460,000 shares of common stock issued to the Holder under the Purchase Agreement for 460,000 shares of the Company’s restricted stock. These warrants have been converted and the shares issued to the warrant holders.

In February and March 2017, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with accredited investors (the “Investors”) relating to the issuance and sale of 1,625,000 shares of the Company’s common stock, par value $0.001 per share (the “Shares”) at a purchase price of $0.40 per Share. In addition, for every Share purchased, the Investors shall receive detachable warrants, as follows (i) one Series A Warrant; (ii) one Series B Warrant; and (iii) one Series C Warrant (collectively the “Warrants”).

Each Series A Warrant is exercisable for one (1) Share, for a period of three (3) years at a price of $0.50 per Share. Each Series B Warrant is exercisable for one (1) Share, for a period of three (3) years at a price of $0.75 per Share, and each Series C Warrant is exercisable is exercisable for one (1) Share, for a period of three (3) years at a price of $1.00 per Share.

The gross proceeds from the Purchase Agreements were $650.

In February and March 2017, holders of the Company’s 8% Convertible Notes converted a total of $1,800 principal value into a total of 1,900,000 shares of the Company’s common stock.

On March 14, 2017, the Company and L2 Capital, LLC (“L2 Capital”), a Kansas limited liability company, entered into an equity purchase agreement (the “Equity Purchase Agreement”), pursuant to which the Company shall issue and sell to L2 Capital from time to time up to $5 million of the Company’s common stock that will be registered with the Securities and Exchange Commission (the “SEC”) under a registration statement on a form S–1. Pursuant to the Equity Purchase Agreement, the Company may require L2 Capital to purchase shares of Common Stock in a minimum amount of $25 and maximum of the lesser of (a) $1 million or (b) 150% of the Average Daily Trading Value, upon the Company’s delivery of a Put Notice to L2 Capital. L2 Capital shall purchase such number of shares of Common Stock at a per share price that equals to the lowest closing bid price of the Common Stock during the Pricing Period multiplied by 90%. Before the expiration of the term of the Equity Purchase Agreement, the said Agreement shall terminate, subject to certain exceptions set forth therein, at any time by a written notice from the Company to L2 Capital.

In connection with the Equity Purchase Agreement, the Company has issued to L2 Capital an 8% convertible promissory note (the “Commitment Note”) in the principal amount of $160 in consideration of L2 Capital’s contractual commitment to the Equity Purchase Agreement. The Commitment Note matures six months after the Issue Date. All or part of the Commitment Note is convertible into the Common Stock of the Company upon the occurrence of any of the Events of Default at a Variable Conversion Price that equals to 75% of the lowest Trading Price for the Common Stock during a thirty–day Trading Day period immediately prior to the Conversion Date.

In addition, on March 10, 2017, the Company and L2 Capital entered into a securities purchase agreement (the “Securities Purchase Agreement”), pursuant to which the Company issued two 10% convertible notes (the “Convertible Notes”) in an aggregate principal amount of $1 million with a 20% original issue discount, which was funded on March 14, 2017. The Company received gross proceeds of $393 (which represents the deduction of the 20% original discount and $7 for L2 Capital’s legal fees) in exchange for issuance of the first Convertible Note (the “First Note”) in the Principal Amount of $500. The First Note matures six months from the Issue Date and the accrued and unpaid interest at a rate of 10% per annum is due on such date. At any time on or after the occurrence of an Event of Default, the Holder of the First Note shall have the right to convert all or part of the unpaid and outstanding Principal Amount and the accrued and unpaid interest to shares of Common Stock at a Conversion Price that equals 65% multiplied by the lowest Trading Price for the Common Stock during a thirty–day Trading Day period immediately prior to the Conversion Date (the “Market Price”).

On the date stated immediately above, the Company received a L2 Capital Back End Note (“L2 Collateralized Note”) secured with the First Note for its issuance of the Second Note to L2 Capital. In accordance with the Second Note, the Company shall pay to the order of L2 Capital a Principal Amount of $500 and the accrued and unpaid interest at a rate of 10% per annum on the Maturity Date, which is eight months from the Issue Date. At any time on or after the occurrence of an Event of Default, the Holder of the Second Note shall have the right to convert all or part of the unpaid and outstanding Principal Amount and the accrued and unpaid interest into shares of Common Stock at a Conversion Price that equals to 65% multiplied by the Market Price. Pursuant to the L2 Collateralized Note, L2 Capital promises to pay the Company the Principal Amount of $500 (consisting $393 in cash, legal fees of $7 and an original issuance discount of $100) no later than November 10, 2017.

In connection with the issuance of the First Note and the Second Note, the Company also issued to L2 Capital Warrants to purchase up to 400,000 shares of Common Stock (the “Warrant Shares”) pursuant to the common stock purchase warrant (the “Common Stock Purchase Warrant”) executed by the Company. The Warrant shall be exercisable at a price of 110% multiplied by the closing bid price of the Common Stock on the Issuance Date (the “Exercise Price”), subject to adjustments and exercisable from the Issue Date until the five-year anniversary. At the time that the Second Note is funded by the Holder thereof in cash, then on such funding date, the Warrant Shares shall immediately and automatically be increased by the quotient (the “Second Warrant Shares”) of $375,000.00 divided by the lesser of (i) the Exercise Price and (ii) 110% multiplied by the closing bid price of the Common Stock on the funding date of the Second Note. With respect to the Second Warrant Shares, the Exercise Price hereunder shall be redefined to equal the lesser of (i) the Exercise Price and (ii) 110% multiplied by the closing bid price of the Common Stock on the funding date of the Second Note. L2 Capital may exercise the Warrant cashless unless the underlying shares of Common Stock have been registered with the SEC prior to the exercise.

Risks and Uncertainties Related to Our Future Capital Requirements

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2016, the Company had incurred significant operating losses since inception and continues to generate losses from operations and has an accumulated deficit of $328,467. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

At December 31, 2016, MGT’s cash, cash equivalents and restricted cash were $345. The Company intends to raise additional capital, either through debt or equity financings or through the continued sale of the Company’s assets in order to achieve its business plan objectives. Management believes that it can be successful in obtaining additional capital; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement and that the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is probable. Our material revenue streams are related to the delivery of intellectual property license fees and gaming fees:

●

Digital currencies operating revenues: The Company derives its revenue by providing transaction verification services within the digital currency network of Bitcoin, commonly termed “Bitcoin mining.” In consideration for these services the Company receives digital currency, Bitcoins (“BTC,” “coins”). The coins are recorded as revenue, using the average spot price of Bitcoin on the date of receipt. The coins are recorded on the balance sheet at their fair value and re–measured at each reporting date. Revaluation gains or losses, as well gains or losses on sale of BTC are recorded in the statement of operations. Expenses associated with running the Bitcoin mining business, such as equipment deprecation, rent and electricity cost are recorded as cost of revenues.

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

Stock–Based Compensation

The Company recognizes compensation expense for all equity–based payments in accordance with ASC 718 “Compensation – Stock Compensation”. Under fair value recognition provisions, the Company recognizes equity–based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

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

The computation of diluted loss per share for the year ended December 31, 2016, excludes 1,000,000 unvested restricted shares, 6,000,000 shares issuable under options, and 100,000 shares issuable under warrants, as they are anti–dilutive due to the Company’s net loss. For the year ended December 31, 2015, the computation excludes 10,608 shares in connection to the Convertible Preferred stock, 3,820,825 warrants, as they are anti–dilutive due to the Company’s net loss.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016–02 “Leases” (topic 842), which creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the new pronouncement on its financial statements.

In April 2016, the FASB issued ASU No. 2016–09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share–based payments and affect all organizations that issue share–based payment awards to their employees. Several aspects of the accounting for share–based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The adoption of ASU 2016–09 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2016, the FASB issued ASU No. 2016–10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the FASB issued ASU No. 2016–08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014–09, “Revenue from Contracts with Customers”. The amendments in ASU 2016–10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016–08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016–10 and ASU 2016–08 is to coincide with an entity’s adoption of ASU 2014–09, which we intend to adopt for interim and annual reporting periods beginning after December 15, 2017. The adoption of ASU 2016–10 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU No. 2016–15, “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016–15 addresses specific cash flow classification issues where there is currently diversity in practice including debt prepayment and proceeds from the settlement of insurance claims. ASU 2016–15 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016–18 “Statement of Cash Flows (Topic 230), Restricted Cash” which provides guidance on the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. The new guidance requires restricted cash and restricted cash equivalents to be included within the cash and cash equivalents balances when reconciling the beginning–of–period and end–of–period amounts shown on the statements of cash flows. The ASU is effective for reporting periods beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017–04 “Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment” which eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this ASU an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The ASU also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The ASU is effective for reporting periods beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The Company is not exposed to market risk related to interest rates on foreign currencies.

Item 8. Financial Statements and Supplementary Data

See Financial Statements and Schedules attached hereto.

Item 9. Changes in And Disagreements with Accountants on Accounting and Financial Disclosure

Effective January 5, 2017 (the “Effective Date”), MGT Capital Investments, Inc., a Delaware corporation (the “Company”), dismissed Friedman LLP as the Company’s independent registered public accounting firm. As of the Effective Date, the Company has engaged RBSM LLP as its new independent registered public accounting firm to provide accounting and audit services for the fiscal year ended December 31, 2016. The engagement of RBSM LLP was unanimously approved by the Company’s Audit Committee.

The report of Friedman LLP regarding the Company’s consolidated financial statements for the fiscal year ended December 31, 2015 (the “Most Recent Fiscal Year”) did not contain an adverse or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, other than as related to the Company’s ability to continue as a going concern.

During the Most Recent Fiscal Year and the subsequent interim period through the Effective Date, there were (i) no disagreements between the Company and Friedman LLP on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of Friedman LLP, would have caused Friedman LLP to make reference thereto in their reports on the consolidated financial statements for such year and period, and (ii) no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S–K.

The Company provided Friedman LLP with a copy of this current report on form 8–K and requested that Friedman LLP furnish a letter addressed to the Securities and Exchange Commission stating whether or not Friedman LLP agrees with the above statements. A copy of such letter, dated January 9, 2017, is attached herein as Exhibit 16.1.

During the Company’s Most Recent Fiscal Year and the subsequent interim period through the Effective Date, the Company has not consulted with RBSM LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinions that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company that RBSM LLP concluded was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S–K and the related instructions or a reportable event as described in Item 304(a)(1)(v) of Regulation S–K.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a–15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Board of Directors and the Chief Executive Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a–15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

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

Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 in Internal Control Integrated Framework. Based on that evaluation under this framework, our management concluded that our internal control over financial reporting was not effective because of the following material weaknesses in our internal control over financial reporting:

●	Due to our small number of employees and resources, we have limited segregation of duties, as a result of which there is insufficient independent review of duties performed;

●	Lacked timely and complete review and analysis of information used to prepare the financial statements and disclosures in accordance with generally accepted accounting principles.

RBSM LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. The attestation report is included herein.

The following items were considered to be material weaknesses:

Business Cycle	Weaknesses Identified
Purchasing & Cash Disbursement	Lack of dual control around executing cash disbursements through Wells Fargo Bank.
Payroll	Lack of segregation of duties, especially with respect to the lack of dual control around processing payroll.
Corporate Governance	Weaknesses principally around the lack of segregation of duties, since most key activities have to be handled by either the SVP or the CFO.
Notes Payable	Lack of segregation of duties and lack of documentation of control steps
Investments	Lack of segregation of duties and lack of documentation of control steps
Mergers & Acquisition	Lack of segregation of duties and lack of documentation of control steps

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2016, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

MGT Capital Investments, Inc.

We have audited MGT Capital Investment, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MGT Capital Investment, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

●	Limited segregation of duties, as a result of which there is insufficient independent review of duties performed.

●	Lack of timely and complete review and analysis of information used to prepare the financial statements and disclosures in accordance with United States generally accepted accounting principles.

●	Lack of controls to ensure all transactions are reflected in the financial statements and disclosures on a timely basis and in accordance with United States generally accepted accounting principles.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated April 19, 2017, on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, MGT Capital Investment, Inc. has not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related statement of operations and comprehensive loss, stockholders’ (deficit) equity, and cash flows of MGT Capital Investments, Inc., and our report dated April 19, 2017, expressed an unqualified opinion with an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.

/s/ RBSM LLP

New York, NY
April 19, 2017

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Position
H. Robert Holmes	71	Chairman of the Board, Chairman of the Nomination and Compensation Committee, Audit Committee Member, Independent Director
Michael Onghai	45	Chairman of the Audit Committee, Nomination and Compensation Committee Member, Independent Director
Robert B. Ladd	58	President, Principal Financial Officer and Director
John McAfee	71	Chief Executive Officer, Director
Nolan Bushnell	72	Audit Committee, Nomination and Compensation Committee Member, Independent Director

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

Michael Onghai was appointed a director in May 2012. Mr. Onghai has been the CEO of LookSmart (NASDAQ CM: LOOK), since February 2013. He has been the founder and Chairman of AppAddictive, an advertising and social commerce platform since July 2011. Mr. Onghai is the President of Snowy August Management LLC, a special situations fund concentrating on the Asian market, spin–offs and event–driven situations. Mr. Onghai is the founder of Stock Sheet, Inc., and Daily Stocks, Inc. – the web’s early providers of financial information and search engine related content for financial information. Mr. Onghai has founded several other internet technology companies for the last two decades. Mr. Onghai is an advisor to several internet incubators and is a panelist who advises FundersClub on which companies to accept for its pioneering venture capital platform. Mr. Onghai has earned his designation as a Chartered Financial Analyst (2006) and holds a B.S. in Electrical Engineering and Computer Science from the University of California, Los Angeles and graduated from the Executive Management Certificate Program in Value Investing (The Heilbrunn Center for Graham & Dodd Investing) Graduate School of Business at Columbia Business School. The board believes that Mr. Onghai has the experience, qualifications, attributes and skills necessary to serve as a director and chairman of the Audit Committee because of his years of business experience and financial expertise.

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

John McAfee was elected to the Board of Directors of the Company on September 8, 2016. Mr. McAfee is a technology innovator and industry leader that is best known for starting the first software anti–virus company, McAfee Associates, and sparking the growth of a new multi–billion dollar industry. His experience at the cutting edge of computing and software started while working with the pioneer giants of modern computers and technology, including UNIVAC, Xerox, NASA, Booz Allen Hamilton and Lockheed–Martin. After selling McAfee Associates, McAfee pressed on to found several more companies, including Tribal Voice, developer of one of the first instant messaging platforms; QuorumEx, a biotech research startup; and Future Tense Secure Systems, Inc., developer of a suite of mobile security apps including D–Central and D–Vasive. McAfee also served on the Board of Directors of Zone Labs, a network security company, and as technology evangelist for Everykey, makers of the Everykey personal security device. In addition to his lifelong, real–world experience in business and technology, McAfee also comes to MGT with a strong personal brand that is already proving attractive to the best and the brightest innovators. He has been a vocal advocate for cybersecurity and user privacy, achieved through private industry and disruptive technology. The board believes that John McAfee has the necessary experience, qualities, talents and skill set to serve as CEO of MGT during this important time. This belief is based on his demonstrated record of success combined with the many synergies he has with the needs of MGT, as we pivot to rapidly become a disruptive force in the technology sector.

Nolan Bushnell was appointed to the Board of Directors of the Company on June 7, 2016. Mr. Bushnell is a technology pioneer who is best known as the founder of the Atari Corporation and Chuck E. Cheese. Bushnell has also founded more than 20 companies during his career, including Catalyst Technologies, the first technology incubator; ByVideo, the first online ordering system; Etak, the first digital navigation system; UWink, the first touchscreen menu ordering and entertainment system; and BrainRush, an educational software company. Bushnell also served as a director on the boards of Wave Systems Corporation, a developer and distributor of hardware–based digital security products, and of AirPatrol Corporation/Sysorex (SYRX), which makes indoor positioning systems. He was also on the board of directors at Neoedge Networks, a technology and in–game advertising company that enabled casual game publishers to deliver television–like commercials within their products. The board believes that Mr. Bushnell has the experience, qualifications, attributes and skills necessary to serve as a director Committee because of his years of business experience and service as a director for many companies over his career.

Arrangements Relative to Appointment As Director

Under an Amended and Restated Securities Purchase Agreement dated December 9, 2010 (the “Purchase Agreement”) between the Company and Laddcap Value Partners, LP (the “Purchaser”), the Purchaser agreed to purchase 195,000 shares of the Company’s Common stock for $1,000. The Company appointed Robert B. Ladd, as director to fill the vacancy caused by the resignation of Tim Paterson–Brown. The Purchase Agreement closed on December 13, 2010. On February 9, 2011, all 239,520 shares of the Company’s Common stock held by the Purchaser were transferred from the Purchaser to Laddcap Value Partners III LLC (“Laddcap”). Mr. Ladd is the managing member of Laddcap.

On November 18, 2016, the board of directors of MGT Capital Investments, Inc. (the “Company”) appointed Mr. John McAfee as the Company’s Chief Executive Officer, effective immediately. The appointment of Mr. McAfee is pursuant to the terms of that certain Employment Agreement, dated May 9, 2016, as approved by stockholders on September 8, 2016, and as included in the Company’s Definitive Proxy Statement, dated August 15, 2016.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s Common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Other than as disclosed below and based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transaction were reported, we believe that during the fiscal year ended December 31, 2016, our officers, directors and greater than ten percent stockholders timely filed all reports and did not miss any filings as required to file under Section 16(a).

Audit Committee And Audit Committee Financial Expert

On November 25, 2004, the Board established an Audit Committee to carry out its audit functions. At December 31, 2016, the membership of the Audit Committee was Michael Onghai, H. Robert Holmes and Nolan Bushnell.

The Board has determined that Michael Onghai, an independent director, is the Audit Committee financial expert, as defined in Regulation S–K promulgated under the Exchange Act, serving on its Audit Committee.

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes Fiscal Years 2016 and 2015 compensation for services in all capacities of the Company’s named executive officers and other individuals:

Name	Principal Position	Year	Salary	Bonus		Stock awards (1)	All other compensation			Total compensation
John McAfee	Chief Executive Officer (2)	2016	$–	$		$7,699	$			$7,699
Robert B. Ladd	President	2016	$219		$150	$9,544		$–		$9,913
	Interim Chief Financial Officer (3)	2015	$238		$–	$50		$–		$288
Robert P. Traversa (4)	Chief Financial Officer	2016	$–		$–	$–		$–		$–
		2015	$252		$–	$–		$21	(5)	$273
		2014	$275		$–	$–		$–		$275

(1)	This column discloses the dollar amount of the aggregate grant date fair value of restricted stock granted in the year. The grant date fair value will vest and be expensed over a 24–month term.

(2)	Mr. McAfee was appointed Chief Executive Officer on November 18, 2016.

(3)	Mr. Ladd was appointed Interim Chief Financial Officer on December 8, 2015.

(4)	Mr. Traversa served as Chief Financial Officer through November 30, 2015.

(5)	Represents payments for accrued but unused vacation paid upon termination on November 30, 2015.

Grants of Plan–Based Awards

There were no plan–based awards in Fiscal 2016.

Outstanding Equity Awards At December 31, 2016

There were no outstanding equity awards at December 31, 2016.

Employment Agreements

On July 7, 2016, the Company entered into an employment agreement with Robert B. Ladd, to act as its President and Chief Operating Officer. The terms of his agreement were reviewed and approved by the Company’s Nominations and Compensation Committee. Under the terms of the agreement, Mr. Ladd will, serve as President and Chief Operating Officer and for services rendered; Mr. Ladd shall receive a salary of $240 per year and is eligible for a cash and/or equity bonus as determined by the Nomination and Compensation Committee. Further, Mr. Ladd received 2,000,000 shares of the Company’s common stock, 1/3 of which shall vest within 12 months from the execution of the agreement, another 1/3 within 18 months, and the remaining 1/3 within 24 months from the execution of the agreement. Lastly, the agreement also provides for certain rights granted to Mr. Ladd in the event of his death, permanent incapacity, voluntary termination or discharge for cause.

On November 18, 2016, the Company agreed to enter into an employment agreement with John McAfee pursuant to which Mr. McAfee will join the Company as Executive Chairman of the Board of Directors and Chief Executive Officer of the Company at the closing of the transaction contemplated in the D–Vasive APA. It is currently contemplated that Mr. McAfee will have a base annual salary of $1.00 per day; payable at such times as the Company customarily pays is other senior level employees. In addition, Mr. McAfee will be granted Executive options (the “Options”) to purchase an aggregate of six million (6,000,000) shares of the Company’s common stock (the “Option Shares”), which shall be exercisable for a period of five (5) years as follows:

●	options to purchase 1,000,000 shares of the Company’s Common Stock at a per–share price of the lower of $0.25 or the closing price of the Company’s Common Stock as quoted on the OTC Pink as of the date of the execution of his Employment Agreement on November 18, 2016;

●	options to purchase 2,000,000 shares of the Company’s Common Stock at a purchase price of $0.50 per share; and

●	options to purchase 3,000,000 shares of the Company’s Common Stock at a purchase price of $1.00 per share.

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

On November 18, 2016, the board of directors of MGT appointed Mr. John McAfee as the Company’s Chief Executive Officer, effective immediately. The appointment of Mr. McAfee is pursuant to the terms of the Employment Agreement, dated May 9, 2016, as approved by stockholders on September 8, 2016.

Director Compensation

The following table sets forth the compensation of persons who served as a member of our Board of Directors during all or part of 2016, other than Robert B. Ladd and John McAfee whose compensations is discussed under “Executive Compensation” below and neither of whom is separately compensated for Board service.

Name	Fees Earned Or Paid in Cash	Stock Awards	All Other Compensation	Total
H. Robert Holmes	$30	$275	$–	$305
Michael Onghai	$25	$206	$–	$231
Nolan Bushnell	$14	$–	$–	$14

Directors are reimbursed for their out–of–pocket expenses incurred in connection with the performance of Board duties.

Independent Director Compensation

Our policy is each independent director receives annual compensation of $20. In addition, independent directors, receive $5 as total compensation for committee service. The Chairman of the Board receives an additional $5. For fiscal year 2017, the Company does not propose any change in fees for the independent directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

6,000,000 option grants were issued during the year ended December 31, 2016. The table below provides information on our equity compensation plans as of December 31, 2016:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted–average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,000,000	$0.85	$9,394,808	(1)
Equity compensation plans not approved by security holders	–	–	–
Total	6,000,000	$0.85	$9,394,808	(1)

(1)	On December 31, 2015, the Company’s stockholders approved an increase of the number of shares of Common stock issuable under the Company’s 2012 Stock Incentive Plan to 3,000,000 shares. As of December 31, 2016, the Company issued an aggregate of 1,219,192 restricted shares under the Company’s 2012 Stock Incentive Plan, as amended.

(2)

On September 8, 2016, the Company’s stockholders approved the MGT Capital Investments, Inc. 2016 Equity Incentive Plan. The Company received approval to issue 6,000,000 options and 2,000,000 restricted stock under the Plan to certain officers of the Company. The maximum number of shares of common stock that may be issued under the 2016 Plan shall initially be 18,000,000.

Security Owner of Certain Beneficial Owners

The following tables set forth certain information regarding beneficial ownership and voting power of the Common stock as of April 17, 2017, of:

●	each person serving as a director, a nominee for director, or executive officer of the Company;

●	all executive officers and directors of the Company as a group; and

●	all persons who, to our knowledge, beneficially own more than five percent of the Common stock or Series A Preferred stock.

“Beneficial ownership” here means direct or indirect voting or investment power over outstanding stock and stock which a person has the right to acquire now or within 60 days after April 17, 2017. See the accompanying footnotes to the tables below for more detailed explanations of the holdings. Except as noted, to our knowledge, the persons named in the tables beneficially own and have sole voting and investment power over all shares listed

Each share of Common stock has one vote per share of Common stock held and each share of Series A Preferred stock has one vote per share of Series A Preferred stock held.

The following table sets forth certain information regarding beneficial ownership of Common stock as of April 17, 2017:

●	each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common stock;

●	each person serving as a director, a nominee for director, or executive officer of the Company; and

●	all executive officers and directors of the Company as a group.

Percentage beneficially owned is based upon 34,797,855 shares of Common stock issued and outstanding as of April 17, 2017.

	Numbers of shares beneficially owned	Percentage of Common equity beneficially owned
Directors and officers (1)
Robert B. Ladd (2)	2,540,000	7.3%
H. Robert Holmes(3)	488,819	1.4%
Michael Onghai	336,000	1.0%
John McAfee(4)	6,000,000	14.7%
Nolan Bushnell	150,000	*
Total current officers and directors as a group (5 persons)(5)	9,514,819	23.3%

* Less than 1%

(1)	Unless otherwise noted, the addresses for the above persons are care of the Company at 500 Mamaroneck Avenue, Suite 320, Harrison, NY 10528;

(2)	Mr. Ladd owns 540,000 shares of Common stock directly. Includes 2,000,000 restricted stock, 1/3 of which shall vest within 12 months from the execution of the employment agreement with Mr. Ladd, another 1/3 within 18 months, and the remaining 1/3 within 24 months from the execution of the agreement;

(3)	Includes 400,000 restricted stock, 1/2 of which shall vest within 12 months from grant, another 1/4 within 18 months, and the remaining 1/4 within 24 months from the grant;

(4)	Includes (i) options to purchase 1,000,000 shares of the Company’s Common Stock at a per–share price of $0.25; (ii) options to purchase 2,000,000 shares of the Company’s Common Stock at a purchase price of $0.50 per share; and (iii) options to purchase 3,000,000 shares of the Company’s Common Stock at a purchase price of $1.00 per share. The calculation of percentage beneficially owned assumes the exercise of the options held by Mr. McAfee;

(5)	Calculated based on 40,797,855 shares of common stock issued and outstanding, assuming the exercise of options held by Mr. McAfee.

	Numbers of Shares Beneficially Owned	Percentage of Common Equity Beneficially Owned
5% Beneficial Owners
Anton Strgacic (1)	2,500,000	7.2%
Joseph DiRenzo Sr. (2)	3,415,407	9.9%

(1)	Based on information contained in a Schedule 13G filed on March 22, 2017 by LavBay Capital Total Return Fund LP, of which Anton Strgacic is a director;

(2)	Based on information contained in a Schedule 13D filed on February 17, 2017 by Mr. DiRenzo.

Item 13. Certain Relationships and Related Transactions and Director Independence

Janice Dyson, wife of John McAfee, the Company’s Executive Chairman of the Board of Directors and Chief Executive Officer’s, is the sole director of Future Tense Secure Systems, Inc. (“FTS”) and owns 33% of the currently outstanding shares of common stock of such company. As of December 31, 2016, FTS owned 46% of the membership interest in Demonsaw, LLC.

On May 9, 2016, the Company entered a consulting agreement with FTS, pursuant to which FTS would provide advice, consultation, information and services to the Company including assistance with executive management, business and product development and potential acquisitions or related transactions. During the year ended December 31, 2016, the Company recorded consulting fees of $902 to FTS for such services, of which $882 has been paid as of December 31, 2016 and remaining $20 is included in Accounts Payable in the consolidated balance sheet.

On March 3, 2017, the Company and FTS entered into the Demonsaw LLC Membership Interest Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, Future Tense sold its 46% membership interest in Demonsaw, LLC, a Delaware limited liability company for 2,000,000 unregistered shares of MGT’s common stock.

Director Independence

Each of the Company’s current independent directors: H. Robert Holmes, Michael Onghai and Nolan Bushnell are considered independent under Section 803A of NYSE MKT rules, accordingly to which the Company must comply.

Item 14. Principal Accountant Fees and Services

Marcum LLP (“Marcum”) served as our independent auditors for the fiscal year ended December 31, 2014. On January 25, 2016, we dismissed Marcum, and Friedman LLP (“Friedman”) became our independent auditor. Effective January 5, 2017 RBSM LLP is our current independent auditor. The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2016 and 2015.

	Year Ended December 31,
	2016	2015
Audit	$201	$193
Tax	–	74
Audit related fees	–	–
Other fees	–	–
	$201	$267

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10–Q.

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice.

Audit–Related Fees – This category consists of fees reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as “Audit Fees.”

All Other Fees – This category consists of fees for other miscellaneous items.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements

The consolidated financial statements of the Company for the fiscal years covered by this Annual Report are located on pages F-1 to F-28 of this Annual Report.

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

MGT CAPITAL INVESTMENTS, INC
April 19, 2017

	By:	/s/ ROBERT B. LADD
Robert B. Ladd
President (Principal Executive Officer, Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert B. Ladd	President and Director	April 19, 2017
Robert B. Ladd	(Principal Executive Officer, Principal Financial Officer)

/s/ H. Robert Holmes	Director	April 19, 2017
H. Robert Holmes

/s/ Michael Onghai	Director	April 19, 2017
Michael Onghai

/s/ Nolan Bushnell	Director	April 19, 2017
Nolan Bushnell

/s/ John McAfee	CEO and Director	April 19, 2017
John McAfee

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MGT Capital Investments, Inc. as of December 31, 2015, and the results of its operations and its cash flows for year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

East Hanover, New Jersey
April 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

MGT Capital Investments, Inc.

We have audited the accompanying consolidated balance sheet of MGT Capital Investments, Inc. (the “Company”) as of December 31, 2016, and the related consolidated statement of operations and comprehensive loss, stockholders’ (deficit) equity and cash flows for the year ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of its operations and its cash flows for year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the MGT Capital Investments, Inc. will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company has incurred recurring operating losses and will have to obtain additional capital to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MGT Capital Investments, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 19, 2017, expressed an adverse opinion.

/s/ RBSM LLP

New York, NY
April 19, 2017

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per–share amounts)

	December 31, 2016	December 31, 2015

Assets
Current assets
Cash and cash equivalents	$345	$359
Prepaid expenses and other current assets	153	61
Investments available for sale	44	444
Digital currencies, Bitcoins	10	-
Notes receivable	-	1,575
Total current assets	552	2,439

Non-current assets
Restricted cash	-	39
Property and equipment, at cost, net	602	35
Intangible assets, net	468	730
Goodwill	-	1,496
Investments, at cost	287	1,380
Total assets	$1,908	$6,119

Liabilities and (Deficit) Equity
Current liabilities
Accounts payable	$66	$63
Accrued expenses	124	15
Other payables	1	1
Total current liabilities	191	79

Non-current liabilities
Notes payable, net of discount	2,300	-
Total liabilities	2,491	79

Commitments and contingencies
Redeemable convertible preferred stock - temporary equity
Preferred stock, Series A Convertible Preferred, $0.001 par value, 1,500,000 shares authorized at December 31, 2016 and 2015; No shares outstanding at December 31, 2016 and 10,608 shares outstanding at December 31, 2015.	-	-
MGT Capital Investments, Inc.'s Stockholders' (Deficit) Equity
Undesignated preferred stock, $0.001 par value, 8,583,840 shares authorized at December 31, 2016 and 2015. No shares issued and outstanding at December 31, 2016 and 2015	-	-
Common stock, $0.001 par value; 75,000,000 shares authorized; 28,722,855 and 17,928,221 shares issued and outstanding at December 31, 2016 and 2015, respectively	29	18
Additional paid-in capital	327,943	311,167
Accumulated other comprehensive loss	(66)	(1,206)
Accumulated deficit	(328,467)	(303,944)
Total MGT Capital Investments, Inc.'s Stockholders' (Deficit) Equity	(561)	6,035
Non-controlling interests	(22)	5
Total (Deficit) Equity	(583)	6,040

Total (deficit) equity, liabilities, redeemable convertible preferred stock and non–controlling interest	$1,908	$6,119

The accompanying notes are an integral part of these consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHESIVE LOSS

(In thousands, except share and per–share amounts)

	Year ended December 31,
	2016	2015
Revenues
Bitcoin mining	$313	$-
Licensing	-	102
Gaming	-	2
Total Revenue	313	104

Cost of revenues
Bitcoin mining	209	-
Licensing	-	5
Total Cost of Revenue	209	5

Gross margin	104	99

Operating expenses
General and administrative	17,676	2,821
Sales and marketing	198	-
Impairment of intangible assets	673	472
Impairment of goodwill	1,496	-
Research and development	297	-
Total Operating Expenses	20,340	3,293

Operating loss	(20,236)	(3,194)

Other non-operating (expense) / income
Interest and other income (expense)	216	(23)
Amortization of debt discount	(41)	-
Loss on sale of investments	(1,169)	-
Loss on sale of asset	-	(144)
Loss on exchange of notes receivable into investments	(196)	-
Impairment of long-term investments	(1,358)	-
Impairment of notes receivable	(45)	(556)
Loss on extinguishment of debt	(2,013)	-
Total Other Expenses	(4,606)	(723)

Net loss before income taxes and non-controlling interest	(24,842)	(3,917)

Income tax benefit / (expense)	-	-

Net loss from continuing operations before non-controlling interest	(24,842)	(3,917)

Discontinued operations - DraftDay.com
Net loss from discontinued operations - DraftDay.com	-	(1,068)
Gain on termination of asset purchase agreement	-	250
Loss on sale of assets	-	(387)
Net loss from discontinued operations	-	(1,205)

Net loss before non-controlling interest	(24,842)	(5,122)

Net loss attributable to non-controlling interest	319	341

Net loss attributable to Common stockholders	$(24,523)	$(4,781)

Other comprehensive loss
Reclassification adjustment upon sale of available for sale investments into net loss	1,453	281
Unrealized holding loss	(313)	(1,206)
Comprehensive loss	$(23,383)	$(5,706)

Per-share data
Basic and diluted loss per share - continuing operations	$(1.08)	$(0.26)
Basic and diluted loss per share - discontinued operations	-	(0.09)
Basic and diluted loss per share	$(1.08)	$(0.35)

Weighted average number of common shares outstanding	22,651,914	13,894,355

The accompanying notes are an integral part of these consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands)

	Redeemable Convertible Preferred stock		Common stock		Additional paid-in	Accumulated comprehensive	Accumulated	Total shareholders' equity	Non- controlling	Total equity
	Shares	Amounts	Shares	Amounts	capital	loss	deficit	(deficit)	interest	(deficit)
At January 1, 2015	10	$-	10,732	$11	$308,288	$(281)	$(299,163)	$8,855	$442	$9,297
ATM sales			3,155	3	1,641			1,644		1,644
Preferred share dividend	1							-		-
Transfers from the non-controlling interest					96			96	(96)	-
Stock-based compensation			186		130			130		130
Stock issued for services			366		161			161		161
Sale of common stock			3,489	4	851			855		855
Net loss for the period						-	(4,781)	(4,781)	(341)	(5,122)
Other comprehensive loss						(925)		(925)	-	(925)
At December 31, 2015	11	$-	17,928	$18	$311,167	$(1,206)	$(303,944)	$6,035	$5	$6,040
Stock-based compensation			3,151	3	9,679			9,682		9,682
Stock issued for services			825	1	1,106			1,106		1,106
Stock issued for acquisitions of intangible assets			150	0	495			495		495
Stock issued for exchange of warrants			540	1	832			832		832
Warrant exercises			6,118	6	2,421			2,427		2,427
Warrant modificatoin expense					431			431		431
Acquisition of non-controlling interest					(292)			(292)	292	-
Conversion of Preferred Series A into Common stock	(11)		11	-	-			-		-
Fair value of warrants issued in connection with Notes payable					761			761		761
Beneficial conversion feature on convertible notes					702			702		702
Fair value of vested stock options					642			642		642
Net loss for the year							(24,523)	(24,523)	(319)	(24,842)
Unrealized holding loss on available for sale investments						(313)		(313)		(313)
Reclassification adjustment upon sale of available for sale investments into net loss						1,453		1,453		1,453
At December 31, 2016	-	$-	28,723	$29	$327,943	$(66)	$(328,467)	$(561)	$(22)	(583)

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2016	2015
Cash flows from operating activities
Net loss	$(24,842)	$(5,122)
Net loss from discontinued operations	–	1,205
	(24,842)	(3,917)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	126	14
Amortization of intangible assets	83	227
Stock–based expense	11,662	291
Reserve for note receivable	45	550
Warrant modification expense	431	–
Loss on extinguishment of debt	2,013	–
Loss on sale of investments	1,169	–
Impairment of long–term investments	1,358	–
Loss on sale of assets	–	144
Impairment of intangible assets	674	472
Impairment of goodwill	1,496	–
Amortization of debt discount	41	–
Loss on conversion of notes receivable into investments	196	–
Change in operating assets and liabilities
Accounts receivable	–	5
Prepaid expenses and other current assets	(92)	80
Accounts payable	3	(136)
Digital currencies, Bitcoins	(10)	–
Accrued expenses	119	(165)
Other payables	–	11
Net cash used in operating activities	(5,528)	(2,424)
Cash flows from investing activities
Release of restricted cash and security deposit	39	101
Purchase of equipment	(693)	(38)
Purchase of investments – short term	(414)	–
Purchase of investments – long term	(265)	–
Purchase of note receivable – long term	(45)	(250)
Proceeds from sale of intangible assets	–	35
Proceeds from sale of investments	2,165	–
Net cash provided by (used in) investing activities	787	(152)
Cash flows from financing activities
Proceeds from ATM sales of Common stock, net of fees	–	1,644
Proceeds from issuance of Note payable	2,300	–
Proceeds from sale of Common stock, net of fees	–	855
Proceeds from exercise of Common stock warrants	2,427	–
Net cash provided by financing activities	4,727	2,499
Cash flows from discontinued operations – DraftDay.com
Net cash used in operating activities	–	(212)
Net cash used in investing activities	–	–
Net cash used in discontinued operations	–	(212)
Net change in cash and cash equivalents		–
Continuing operations	(14)	(289)
Discontinued operations	–	(807)
	(14)	(1,096)
Cash and cash equivalents, beginning of period
Continuing operations	359	648
Discontinued operations	–	807
	359	1,455
Cash and cash equivalents, end of period
Continuing operations	345	359
Discontinued operations	–	–
	$345	$359
Supplemental disclosures of cash flow information
Cash paid during the year for interest	$104	$–
Cash paid during the year for taxes	$–	$–

Supplemental non–cash disclosures (investing and financing activities)

	Year ended December 31,
	2016	2015
Investments received in consideration for sale of DraftDay.com	$–	$3,030
Issuance of notes receivable in consideration for sale of DraftDay.com	–	2,109
Transfers from the non–controlling interest	292	96
Reclassification adjustment upon sale of available for sale investments into net loss	1,453	–
Unrealized holding loss on available for sale investments	(313)	(925)
Stock issued for acquisitions of intangible assets	495	–
Fair value of warrants issued in connection with Notes payable	761	–
Conversion of notes receivable into investments	1,379	–
Assets disposed and liabilities transferred through sale of assets
Property and equipment – DraftDay.com	–	(16)
Intangible assets – DraftDay	–	(561)
Goodwill – DraftDay.com	–	(4,948)
Intangible assets – MGT Interactive	–	(180)

The accompanying notes are an integral part of these consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 1. Organization

MGT Capital Investments, Inc. (“MGT,” “the Company,” “we,” “us”) is a Delaware corporation, incorporated in 2000. The Company was originally incorporated in Utah in 1977. MGT is comprised of the parent company, wholly–owned subsidiaries MGT Cybersecurity, Inc. (“MGT Cybersecurity”), Medicsight, Inc. (“Medicsight”), MGT Sports, Inc. (“MGT Sports”), MGT Studios, Inc. (“MGT Studios”), MGT Interactive, LLC (“MGT Interactive”) and MGT Gaming, Inc. (“MGT Gaming”). MGT Studios also owns a controlling minority interest in the subsidiary M2P Americas, Inc. Our corporate office is located in Durham, North Carolina.

The Company is in the process of acquiring and developing a diverse portfolio of cybersecurity technologies.

Also as part of its corporate efforts in secure technologies, MGT is growing its capacity in mining Bitcoin.

On September 8, 2016, MGT stockholders have voted to change the corporate name of MGT to “John McAfee Global Technologies, Inc.” Following a dispute over ownership and permitted usage of the name McAfee, The Company and Intel have agreed to a mediation process to avoid unnecessary legal costs.

Cybersecurity

On May 9, 2016, the Company, through its wholly owned subsidiary, MGT Cybersecurity, Inc. entered an asset purchase agreement (APA) to acquire certain assets owned by D–Vasive, Inc., a Wyoming corporation in the business of developing and marketing certain privacy and anti–spy applications (the “D–Vasive APA). Pursuant to the terms of the D–Vasive APA, the Company had agreed to purchase assets including but not limited to applications for use on mobile devices, intellectual property, customer lists, databases, sales pipelines, proposals and project files, licenses and permits. The proposed purchase price for D–Vasive was $300 in cash and 23.8 million shares of MGT common stock. On October 5, 2016, the Company paid a $70 refundable advance as part of a modification of terms. The advance will be refundable if the APA is not close within twelve months of the modification.

On May 26, 2016, the Company entered an asset purchase agreement with Demonsaw LLC, a Delaware company, for the purchase of certain technology and assets. Demonsaw is in the business of developing and marketing secure and anonymous information sharing applications. Pursuant to the terms of the Demonsaw APA, we had agreed to purchase assets including the source code for the Demonsaw solution, intellectual property, customer lists, databases, sales pipelines, proposals and project files, licenses and permits. The proposed purchase price for Demonsaw was 20.0 million shares of MGT common stock.

On July 7, 2016, and prior to the closing of either of the above transactions, the Company and Demonsaw terminated the Demonsaw APA. Simultaneously, D–Vasive entered an agreement with the holders of Demonsaw outstanding membership interests, whereby D–Vasive would purchase all such membership interests. The closing of that transaction was contingent on the closing of the transaction contemplated under the D–Vasive APA. Accordingly, the proposed purchase price for D–Vasive (inclusive of the Demonsaw assets) was increased to 43.8 million shares of MGT common stock (the “Amended APA”).

On August 8, 2016, the Company filed a Definitive Proxy Statement to solicit, among other things, shareholder approval of the D–Vasive acquisition, at the upcoming Annual Meeting of Stockholders. On September 8, 2016, shareholder approval was obtained. However, on September 19, 2016, the New York Stock Exchange informed the Company that it would not approve the listing on the Exchange of the 43.8 million shares required to be issue to complete the closing of the D–Vasive acquisition. Not reaching this critical closing condition resulted in the termination of the Amended APA.

On October 24, 2016, the Company consummated the July 2016 asset purchase agreement with Cyberdonix, Inc., an Alabama corporation for the purchase of the “Sentinel” network intrusion detection device, all underlying software and firmware, the server contract, and case and circuit board inventory by issuing 150,000 shares of MGT common stock.

On March 3, 2017, MGT purchased 46% of the outstanding membership interests in Demonsaw LLC for 2.0 million MGT common shares.

On April 3, 2017, the Company terminated the APA dated May 9, 2016, as amended on July 7, 2016, entered into by and among MGT, D–Vasive, the shareholders of D–Vasive and MGT Cybersecurity. The termination of the APA was premised on Section 3.4(b) of the APA which states that the APA may be terminated by either party thereto if the Closing contemplated thereunder did not occur on or before a specified date and the same is not otherwise extended by the parties, in writing or otherwise. Pursuant to the APA, as amended, MGT would have acquired certain technology and assets of D–Vasive if the Closing had occurred on the terms of the APA, as amended.

Bitcoin Mining

On September 13, 2016, the Company announced launch of its 5.0 PH/s Bitcoin mining operation, based in central Washington.

Legacy Businesses

Prior to second quarter ending June 30, 2016, the Company and its subsidiaries were principally engaged in the business of acquiring, developing and monetizing assets in the online and mobile gaming space as well as the social casino industry. MGT’s portfolio includes minority stakes in the skill–based gaming platform MGT Play and fantasy sports operator DraftDay Gaming Group, Inc. (“DDGG”) (see September 8, 2015 development below).

DraftDay Gaming Group

Effective September 3, 2015, the Company terminated the Asset Purchase Agreement with Random Outcome (“RO”) (“RO Agreement”) originally entered into on June 11, 2015, as amended to date. According to its terms, the RO Agreement could be terminated by the Company or RO if a closing had not occurred by August 31, 2015. The RO Agreement provided for the sale of the DraftDay.com Business to RO for a purchase price of (i) cash equal to the sum of (a) $4,000 and (b) $10 per day for the period starting July 15, 2015 and ending on the closing date and (ii) a three–year warrant to purchase 500,000 shares of RO Common stock at an exercise price of $1.00, a three–year warrant to purchase 500,000 shares of RO Common stock at an exercise price of $1.33, and a three–year warrant to purchase 500,000 shares of RO Common stock at an exercise price of $1.66. The non–refundable deposit of $250 was recorded as gain on termination of Asset Purchase Agreement in the Consolidated Statement of Operations under discontinued operations for the year ended December 31, 2015.

On September 8, 2015, the Company and MGT Sports entered into an Asset Purchase Agreement with Viggle, Inc. (“Viggle”) and Viggle’s subsidiary DDGG, pursuant to which Viggle acquired all of the assets of the DraftDay.com business (“DraftDay.com”) from the Company and MGT Sports. In exchange for the acquisition of DraftDay.com, Viggle paid MGT Sports the following (share amounts and per share amounts are reflected post stock split): (a) 63,467 shares of Viggle’s common stock, since renamed Function(x) Inc. (NASDAQ: FNCX) (“FNCX”), (b) a promissory note in the amount of $234 paid on September 29, 2015, (c) a promissory note in the amount of $1,875 due March 8, 2016 (“FNCX Note”, “the Note”), and (d) 2,550 shares of Common stock of DDGG (private entity). In addition, in exchange for providing certain transitional services, DDGG issued to MGT Sports a warrant to purchase 1,500 shares of DDGG common stock. Following consummation of the transaction, MGT Sports owns an 11% equity interest in DDGG, FNCX owns 49%, and Sportech, Inc. owns 39%. As a result of the transaction, the Company has presented DraftDay.com as a discontinued operation. As of December 31, 2015, the Company booked a reserve of $300 against the Note.

The following table summarizes fair values of the net assets assumed in consideration for the sale of the DraftDay.com Business assets:

Viggle Common shares received at closing share price of $26.00	$1,650
Viggle promissory notes	2,109
DDGG Common shares received at fair market value of $400.00 per share (1)	1,020
DDGG stock purchase warrants received (2)	360
Total consideration	$5,139

The transaction resulted in a loss on the sale of $387 in the Consolidated Statement of Operations under discontinued operations during the year ended December 31, 2015.

(1)	DDGG Common shares were valued based on recent equity sales by DDGG to Viggle. Viggle purchased shares of DDGG at a price of $400.00 per share.

(2)	The Company determined fair value of the warrants received utilizing a Black–Scholes option pricing model. The Company utilized the following assumptions: fair value of Common share of DDGG stock – $400.00 per share, exercise price of $400.00, risk free rate of 0.65%, expected volatility of 98% which is the 3–year historical volatility of the Company’s Common stock.

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

On June 14, 2016, the Company and MGT Sports entered into a Securities Exchange Agreement (the “FNCX June 14th Agreement”) with FNCX to exchange $940 remaining outstanding principal of the FNCX Note for 132,092 shares of FNCX’s Common stock and FNCX shall make a cash payment to MGT Sports for the total amount of interest accrued until consummation of the transaction contemplated in the FNCX June 14th Agreement. The closing of the FNCX June 14th Agreement was conditioned on FNCX’s shareholders’ approval of the issuance of the FNCX Common shares and satisfaction of other closing conditions set forth in the FNCX June 14th Agreement.

On September 16, 2016, FNCX amended its Certificate of Incorporation to effect a reverse stock split of all issued and outstanding shares of common stock at a ratio of 1 for 20 (the "Reverse Stock Split"). The effective date of the Reverse Stock Split is September 16, 2016. The above common stock share amounts received from FNCX have been adjusted to reflect the Reverse Stock Split.

On October 10, 2016, the Note was satisfied through the issuance of 136,304 shares of common stock and payment of interest of $16. These shares were sold during December 2016, and the Company recorded a loss on sale of investments of $86 and loss on conversion of the Note of $196.

Other Assets

MGT Gaming owns three patents covering certain features of casino slot machines. Two of the patents were asserted against alleged infringers in various actions in federal court in Mississippi. In July 2014, MGT Gaming dismissed its lawsuits against WMS Gaming Inc., and in August 2015, the Company and defendants Aruze America and Penn National Gaming agreed to settle all pending litigation and all proceedings at the U. S. Patent and Trademark Office. As a result, during 2015, the Company received a payment of $90, which was recorded as licensing revenue. In an effort to monetize its gaming patent portfolio during the year ended December 31, 2016, the Company engaged Munich Innovations GmbH, the patent monetization firm that sold MGT’s medical patent portfolio to Samsung in 2013 for $1.5 million. As of December 31, 2016, an impairment charge of ($659) for the full value of the patent was recorded, as the Company is in no longer engaged in this business.

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

On August 28, 2015, the Company and MGT Interactive along with Gioia entered into an Assignment and Sale Agreement (the “Agreement”). MGT Interactive purchased the 49% membership interest that Gioia owned of MGT Interactive and sold the certain tangible and intellectual property assets that MGT Interactive previously acquired from Gioia. Effective as of August 28, 2015, MGT Interactive irrevocably sold all assets and Gioia accepts all assets free and clear of all liens etc. In exchange for such assets, Gioia is to transfer the 49% membership interest to Interactive along with a cash payment of $35. As a result of the Agreement, the Company recognized a $144 loss on sale of assets during the year ended December 31, 2015.

The following summarizes the recognition of the Agreement:

Cash	$35
Intangible assets	(179)
Loss on Sale	$144

On August 16, 2016, the Company purchased 17.5% membership interest in Two minute Quests LLC (“2MQ”) for $115. 2MQ is introducing a game for the iWatch and iPhone. As of December 31, 2016, the Company recorded an impairment charge for the full value of $115 of this investment.

On May 13, 2016, the Company acquired 6% Membership Interest in The Round House LLC for cash consideration of $150. Round House LLC is an Alabama–based technology incubator, offering co–working space, accelerator services and angel investment. As of December 31, 2016, the Company recorded an impairment charge for the full value of $150 of this investment.

Note 2. Going Concern and Management Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2016, the Company had incurred significant operating losses since inception and continues to generate losses from operations and has an accumulated deficit of $328,467. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

At December 31, 2016, MGT’s cash and cash equivalents were $345. The Company intends to raise additional capital, either through debt or equity financings or through the continued sale of the Company’s assets or equity securities in order to achieve its business plan objectives. Management believes that it can be successful in obtaining additional capital; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

In February and March 2017, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with accredited investors (the “Investors”) relating to the issuance and sale of 1,625,000 shares of the Company’s common stock, par value $0.001 per share (the “Shares”) at a purchase price of $0.40 per Share. In addition, for every Share purchased, the Investors shall receive detachable warrants, as follows (i) one Series A Warrant; (ii) one Series B Warrant; and (iii) one Series C Warrant (collectively the “Warrants”).

Each Series A Warrant is exercisable for one (1) Share, for a period of three (3) years at a price of $0.50 per Share. Each Series B Warrant is exercisable for one (1) Share, for a period of three (3) years at a price of $0.75 per Share, and each Series C Warrant is exercisable is exercisable for one (1) Share, for a period of three (3) years at a price of $1.00 per Share.

The gross proceeds from the Purchase Agreements were $650.

In February and March 2017, holders of the Company’s 8% Convertible Notes converted a total of $1,800 principal value into a total of 1,900,000 shares of the Company’s common stock.

On March 14, 2017, the Company and L2 Capital, LLC (“L2 Capital”), a Kansas limited liability company, entered into an equity purchase agreement (the “Equity Purchase Agreement”), pursuant to which the Company shall issue and sell to L2 Capital from time to time up to $5 million of the Company’s common stock that will be registered with the Securities and Exchange Commission (the “SEC”) under a registration statement on a form S–1. Pursuant to the Equity Purchase Agreement, the Company may require L2 Capital to purchase shares of Common Stock in a minimum amount of $25 and maximum of the lesser of (a) $1 million or (b) 150% of the Average Daily Trading Value, upon the Company’s delivery of a Put Notice to L2 Capital. L2 Capital shall purchase such number of shares of Common Stock at a per share price that equals to the lowest closing bid price of the Common Stock during the Pricing Period multiplied by 90%. Before the expiration of the term of the Equity Purchase Agreement, the said Agreement shall terminate, subject to certain exceptions set forth therein, at any time by a written notice from the Company to L2 Capital.

In connection with the Equity Purchase Agreement, the Company has issued to L2 Capital an 8% convertible promissory note (the “Commitment Note”) in the principal amount of $160 in consideration of L2 Capital’s contractual commitment to the Equity Purchase Agreement. The Commitment Note matures six months after the Issue Date. All or part of the Commitment Note is convertible into the Common Stock of the Company upon the occurrence of any of the Events of Default at a Variable Conversion Price that equals to 75% of the lowest Trading Price for the Common Stock during a thirty–day Trading Day period immediately prior to the Conversion Date.

In addition, on March 10, 2017, the Company and L2 Capital entered into a securities purchase agreement (the “Securities Purchase Agreement”), pursuant to which the Company issued two 10% convertible notes (the “Convertible Notes”) in an aggregate principal amount of $1 million with a 20% original issue discount, which was funded on March 14, 2017. The Company received gross proceeds of $393 (which represents the deduction of the 20% original discount and $7 for L2 Capital’s legal fees) in exchange for issuance of the first Convertible Note (the “First Note”) in the Principal Amount of $500. The First Note matures six months from the Issue Date and the accrued and unpaid interest at a rate of 10% per annum is due on such date. At any time on or after the occurrence of an Event of Default, the Holder of the First Note shall have the right to convert all or part of the unpaid and outstanding Principal Amount and the accrued and unpaid interest to shares of Common Stock at a Conversion Price that equals 65% multiplied by the lowest Trading Price for the Common Stock during a thirty–day Trading Day period immediately prior to the Conversion Date (the “Market Price”).

On the date stated immediately above, the Company received a L2 Capital Back End Note (“L2 Collateralized Note”) secured with the First Note for its issuance of the Second Note to L2 Capital. In accordance with the Second Note, the Company shall pay to the order of L2 Capital a Principal Amount of $500 and the accrued and unpaid interest at a rate of 10% per annum on the Maturity Date, which is eight months from the Issue Date. At any time on or after the occurrence of an Event of Default, the Holder of the Second Note shall have the right to convert all or part of the unpaid and outstanding Principal Amount and the accrued and unpaid interest into shares of Common Stock at a Conversion Price that equals to 65% multiplied by the Market Price. Pursuant to the L2 Collateralized Note, L2 Capital promises to pay the Company the Principal Amount of $500 (consisting $393 in cash, legal fees of $7 and an original issuance discount of $100) no later than November 10, 2017.

In connection with the issuance of the First Note and the Second Note, the Company also issued to L2 Capital Warrants to purchase up to 400,000 shares of Common Stock (the “Warrant Shares”) pursuant to the common stock purchase warrant (the “Common Stock Purchase Warrant”) executed by the Company. The Warrant shall be exercisable at a price of 110% multiplied by the closing bid price of the Common Stock on the Issuance Date (the “Exercise Price”), subject to adjustments and exercisable from the Issue Date until the five-year anniversary. At the time that the Second Note is funded by the Holder thereof in cash, then on such funding date, the Warrant Shares shall immediately and automatically be increased by the quotient (the “Second Warrant Shares”) of $375,000.00 divided by the lesser of (i) the Exercise Price and (ii) 110% multiplied by the closing bid price of the Common Stock on the funding date of the Second Note. With respect to the Second Warrant Shares, the Exercise Price hereunder shall be redefined to equal the lesser of (i) the Exercise Price and (ii) 110% multiplied by the closing bid price of the Common Stock on the funding date of the Second Note. L2 Capital may exercise the Warrant cashless unless the underlying shares of Common Stock have been registered with the SEC prior to the exercise.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the SEC.

All amounts referred to in the notes to the consolidated financial statements are in United States Dollars ($) unless stated otherwise.

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

Business Combinations

As specified in ASC 805 “Business Combinations” the Company adheres to the following guidelines: (i) record purchase consideration issued to sellers in a business combination at fair value on the date control is obtained, (ii) determine the fair value of any non–controlling interest, and (iii) allocate the purchase consideration to all tangible and intangible assets acquired and liabilities assumed based on their acquisition date fair values. The Company commences reporting the results from operations on a consolidated basis effective upon the date of acquisition.

Cash, Cash Equivalents and Restricted Cash

The Company considers investments with original maturities of three months or less to be cash equivalents. Restricted cash primarily represents cash not available for immediate and general use by the Company.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. As of December 31, 2016 and 2015 the Company had no cash equivalents. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250 per bank. At December 31, 2016 and 2015, the uninsured balances amounted to $0 and $96, respectively.

As of December 31, 2015, restricted cash was $39, which supported a letter of credit, in lieu of a rental deposit, for our Harrison, NY office lease.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight–line method on the various asset classes over their estimated useful lives, which range from two to five years. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

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

In accordance with ASC 350–20 “Goodwill”, the Company is able to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two–step goodwill impairment test. If the Company concludes that it is more likely than not that the fair value of a reporting unit is not less than its carrying amount it is not required to perform the two–step impairment test for that reporting unit. As of December 31, 2016, the Company impaired 100% of its Goodwill.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses, and convertible notes payable approximate fair value due to the short–term nature of these instruments.

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Fair value measurements are categorized using a valuation hierarchy for disclosure of the inputs used to measure fair value, which prioritize the inputs into three broad levels:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date, and include those financial instruments that are valued using models or other valuation methodologies.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Related Parties

The Company follows subtopic 850–10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850–10–20 FASB Accounting Standards, the related parties include (a) affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15 FASB Accounting Standards, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit–sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company and members of their immediate families; (e) management of the Company and members of their immediate families; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Pursuant to ASC Paragraphs 850–10–50–1 and 50–5 financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement. Transactions involving related parties cannot be presumed to be carried out on an arm's–length basis, as the requisite conditions of competitive, free–market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's–length transactions unless such representations can be substantiated.

Reclassification of discontinued operations

In accordance with ASC 205–20 regarding the presentation of discontinued operations the assets, liabilities and activity of the DraftDay.com business have been reclassified as a discontinued operation for all periods presented.

DraftDay.com’s loss for the year ended December 31, 2015 is included in “Loss from discontinued operations” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Summarized financial information for DraftDay.com’s operations for the years ended December 31, 2016, and 2015 are presented below:

	Year ended December 31,
	2016	2015
Revenue	$–	$640
Cost of sales	–	(225)
Gross margin	–	415
Operating expenses	–	(1,483)
Net loss	$–	$(1,068)

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement and that the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is probable. Our material revenue streams are related to the delivery of intellectual property license fees and gaming fees:

●	Digital currencies operating revenues – The Company derives its revenue by providing transaction verification services within the digital currency network of Bitcoin, commonly termed “Bitcoin mining.” In consideration for these services the Company receives digital currency, Bitcoins (“BTC,” “coins”). The coins are recorded as revenue, using the average spot price of Bitcoin on the date of receipt. The coins are recorded on the balance sheet at their fair value and re–measured at each reporting date. Revaluation gains or losses, as well gains or losses on sale of BTC are recorded in the statement of operations. Expenses associated with running the Bitcoin mining business, such as equipment deprecation, rent and electricity cost are recorded as cost of revenues.

●	Licensing – License fee revenue is derived from the licensing of intellectual property. Revenue from license fees is recognized when notification of shipment to the end user has occurred, there are no significant Company obligations with regard to implementation and the Company’s services are not considered essential to the functionality of other elements of the arrangement.

●	Gaming – Gaming revenue is derived from entry fees charged in contests minus prizes paid out in contests.

Research and Development

Research and development expenses are charged to operations as incurred. During the years ended December 31, 2016 and 2015, respectively, the Company expensed $297 and $nil in research and development costs related to continuing operations.

Advertising and marketing costs

The Company expenses advertising and marketing costs as incurred. During the years ended December 31, 2016 and 2015, respectively, the Company expensed $198 and $nil in advertising costs related to continuing operations.

Stock–Based Compensation

The Company recognizes compensation expense for all equity–based payments in accordance with ASC 718 “Compensation – Stock Compensation”. Under fair value recognition provisions, the Company recognizes equity–based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

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

Income Taxes

The Company applies the elements of ASC 740–10 “Income Taxes — Overall” regarding accounting for uncertainty in income taxes. This clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2016, the Company did not have any unrecognized tax benefits. The Company does not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Consolidated Statements of Operations. There was no interest and penalties for the years ended December 31, 2016 and 2015. Tax years beginning in 2012 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

Our effective tax rate for years 2016 and 2015, were 0% and 0%, respectively. The difference in the Company’s effective tax rate from the Federal statutory rate is primarily due to a 100% valuation allowance provided for all deferred tax assets.

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

The computation of diluted loss per share for the year ended December 31, 2016, excludes 1,000,000 unvested restricted shares, 6,000,000 shares issuable under options and 100,000 shares issuable under warrants, as they are anti–dilutive due to the Company’s net loss. For the year ended December 31, 2015, the computation excludes 10,608 shares in connection to the Convertible Preferred stock, 3,820,825 warrants, as they are anti–dilutive due to the Company’s net loss.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group in deciding how to allocate resources and in assessing performance. Our chief operating decision–making group is composed of the chief executive officer and chief financial officer. We operate in three operational segments, Gaming, Intellectual Property and Bitcoin Mining. Certain corporate expenses are not allocated to segments.

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

Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive loss. Other comprehensive loss refers to revenue, expenses, gains and losses that are recorded as an element of stockholder’s equity but are excluded from net loss. The Company’s other comprehensive loss is comprised of reclassification adjustments for losses included in net income and unrealized holding losses on available for sale securities.

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

Recent accounting pronouncements

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

In April 2016, the FASB issued ASU No. 2016–09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share–based payments and affect all organizations that issue share–based payment awards to their employees. Several aspects of the accounting for share–based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The adoption of ASU 2016–09 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2016, the FASB issued ASU No. 2016–10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the FASB issued ASU No. 2016–08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014–09, “Revenue from Contracts with Customers”. The amendments in ASU 2016–10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016–08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016–10 and ASU 2016–08 is to coincide with an entity’s adoption of ASU 2014–09, which we intend to adopt for interim and annual reporting periods beginning after December 15, 2017. The adoption of ASU 2016–10 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU No. 2016–15, “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016–15 addresses specific cash flow classification issues where there is currently diversity in practice including debt prepayment and proceeds from the settlement of insurance claims. ASU 2016–15 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016–18 “Statement of Cash Flows (Topic 230), Restricted Cash” which provides guidance on the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. The new guidance requires restricted cash and restricted cash equivalents to be included within the cash and cash equivalents balances when reconciling the beginning–of–period and end–of–period amounts shown on the statements of cash flows. The ASU is effective for reporting periods beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017–04 “Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment” which eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this ASU an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax–deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The ASU also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The ASU is effective for reporting periods beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

There were no other new accounting pronouncements that were issued or became effective since the issuance of our 2016 Annual Report on Form 10–K that had, or are expected to have, a material impact on our consolidated financial position, results of operations or cash flows.

Note 4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31, 2016	December 31, 2015
Prepaid services	$153	$–
Insurance	–	3
Other	–	58
Total prepaid expenses and other current assets	$153	$61

Note 5. Investments

Equity security investments available for sale, at market value, reflect unrealized appreciation and depreciation, as a result of temporary changes in market value during the period, in shareholders’ equity, net of income taxes in “accumulated other comprehensive loss” in the consolidated balance sheets. For non–publicly traded securities, market prices are determined through the use of pricing models that evaluate securities. For publicly traded securities, market value is based on quoted market prices or valuation models that use observable market inputs.

Investments Available for Sale

	December 31, 2016	December 31, 2015
FNCX Common shares	$44	$444

During the years ended December 31, 2016 and 2015, the Company recorded losses on sale of investments of $1,169 and $0, respectively. The Company records unrealized gains and losses to accumulated other comprehensive income (loss) and upon realization, records the gain or losses through the statement of operations.

For non–public, non–controlled investments in equity securities, the Company uses the cost–method of accounting.

Investments at Cost

	December 31, 2016	December 31, 2015
DDGG Common shares	$287	$1,020
DDGG stock purchase warrants received	–	360
Total	$287	$1,380

During the year ended December 31, 2016, the Company recognized an impairment charge of $1,093 related to its investment in DDGG.

On August 16, 2016, the Company purchased 17.5% membership interest in Two minute Quests LLC (“2MQ”) for $115. 2MQ is introducing a game for the iWatch and iPhone. As of December 31, 2016, the Company recorded an impairment charge for the full value of $115 of this investment.

On May 13, 2016, the Company acquired 6% Membership Interest in The Round House LLC for cash consideration of $150. Round House LLC is an Alabama–based technology incubator, offering co–working space, accelerator services and angel investment. As of December 31, 2016, the Company recorded an impairment charge for the full value of $150 of this investment.

Note 6. Goodwill and Intangible Assets

Goodwill represents the difference between purchase cost and the fair value of net assets acquired in business acquisitions. Indefinite lived intangible assets, representing trademarks and trade names, are not amortized unless their useful life is determined to be finite. Long–lived intangible assets are subject to amortization using the straight–line method. Goodwill and indefinite lived intangible assets are tested for impairment annually as of December 31, and more often if a triggering event occurs, by comparing the fair value of each reporting unit to its carrying value. The Company concluded that a triggering event had occurred based on the overall deterioration of the market capitalization of the Company and evaluated the goodwill for possible impairment. After the evaluation, as of December 31, 2016, management concluded that a full impairment existed based on the Company’s current efforts to capitalize and execute its business plan relating to the asset.

The Company’s intangible assets for continuing operations consisted of the following:

Goodwill
January 1, 2015	$1,496
Additions (disposals)	–
December 31, 2015	1,496
Impairment	(1,496)
December 31, 2016	$–

Intangible Assets
January 1, 2015	$1,608
Disposals	(179)
Impairment	(472)
Amortization	(227)
730
Additions	495
Impairment	(673)
Amortization	(84)
December 31, 2016	$468

During the year ended December 31, 2016, the Company issued 150,000 shares of its common stock valued at $495 for the acquisition of intangible assets.

For the years ended December 31, 2016 and 2015, the Company recorded amortization expense of $84 and $227, respectively. During the year ended December 31, 2016, the Company recognized an impairment charge of $1,496 related to the goodwill and $673 related to the intangible assets.

The following table outlines estimated future annual amortization expense for the next five years and thereafter:

For the year ending December 31,
2017	$165
2018	165
2019	138
$468

Note 7. Notes Receivable

 Total outstanding balance of notes receivable was the following:

	As of December 31,
	2016	2015
Notes receivable	$–	$1,575

FNCX Note

On September 8, 2015, the Company and MGT Sports entered into an Asset Purchase Agreement with Viggle, Inc. (“Viggle”) and Viggle’s subsidiary DDGG, pursuant to which Viggle acquired all of the assets of the DraftDay.com business (“DraftDay.com”) from the Company and MGT Sports. In exchange for the acquisition of DraftDay.com, Viggle paid MGT Sports the following: (a) 63,467 shares of Viggle’s common stock, since renamed Function(x) Inc. (NASDAQ: FNCX) (“FNCX”), (b) a promissory note in the amount of $234 paid on September 29, 2015, (c) a promissory note in the amount of $1,875 due March 8, 2016 (“FNCX Note”, “the Note”), and (d) 2,550 shares of Common stock of DDGG (private entity). In addition, in exchange for providing certain transitional services, DDGG issued to MGT Sports a warrant to purchase 1,500 shares of DDGG common stock. Following consummation of the transaction, MGT Sports owns an 11% equity interest in DDGG, FNCX owns 49%, and Sportech, Inc. owns 39%. As a result of the transaction, the Company has presented DraftDay.com as a discontinued operation. As of December 31, 2015, the Company had booked a reserve of $300 against the Note.

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

On June 14, 2016, the Company and MGT Sports entered into a Securities Exchange Agreement (the “FNCX June 14th Agreement”) with FNCX to exchange $940 remaining outstanding principal of the FNCX Note for 132,097 shares of FNCX’s Common stock and FNCX shall make a cash payment to MGT Sports for the total amount of interest accrued until consummation of the transaction contemplated in the FNCX June 14th Agreement, which was estimated to be completed by December 31, 2016. On October 10, 2016, the Note was satisfied through the issuance of 136,304 shares of common stock and payment of interest of $16. These shares were sold during December 2016 with the company incurring a loss on sale of investments of $86. The Company also recorded a loss of $196 on conversion of the Note with shares on December 1, 2016.

Other Notes

On February 26, 2015, the Company signed a letter of intent with Tera Group, Inc., owner of TeraExchange, LLC, a Swap Execution Facility regulated by the U.S. Commodity Futures Trading Commission, to negotiate a merger agreement. Since the merger agreement was not executed by the execution date, the merger was aborted. Simultaneous with the letter of intent, on February 26, 2015, the Company purchased a promissory note in the principal amount of $250 bearing interest at the rate of 5% per annum from the aggregate unpaid principal balance and all accrued and unpaid interest are due and payable upon demand at any time after August 15, 2015. As of December 31, 2015, the Company has fully reserved against the collectability of this note and the corresponding accrued interest. During 2016, the Company received payment on the Note of $267 and recorded the receipt in other income.

During the year ended December 31, 2016, the Company purchased a 5% promissory note with a principal of $45, maturing on July 18, 2016. As of December 31, 2016, the Company has fully reserved against the collectability of this note and the corresponding accrued interest.

Note 8. Property and Equipment

Property and equipment related to continuing operations consisted of the following:

	As of December 31,
	2016	2015
Computer hardware and software	$10	$38
Bitcoin machines	708	–
	718	38
Less: Accumulated depreciation	(116)	(3)
Property and equipment, net	$602	$35

The Company recorded depreciation expense of $126 and $14 for the years ended December 31, 2016, and 2015, respectively.

Note 9. Accrued Expenses

Accrued expenses consisted of the following:

	As of December 31,
	2016	2015
Independent director fees	$–	$15
Legal, consulting and other	124	–
	$124	$15

Note 8. Notes Payable

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

The Company estimated the relative fair value of these warrants on the date of grant, using the Black–Scholes option–pricing model with the following weighted–average assumptions:

Expected option life (year)	3.00
Expected volatility	131.75%
Risk–free interest rate	0.85%
Dividend yield	0.00%

The relative fair value of these warrants granted, estimated on the date of grant, was $761, which was recorded as a discount to the notes payable. The Company amortizes the discount over the term of the notes.

On October 28, 2016 and on November 4, 2016, the Company entered into a Note Exchange Agreement (“Note Exchange Agreement”) and a Warrant Exchange Agreement (the “Warrant Exchange Agreement”) with all the holders (“Holders”) of the 12% unsecured promissory notes (the “Notes”) previously issued by the Company pursuant to the above Securities Purchase Agreement dated August 2, 2016 (the “Purchase Agreement”). Pursuant to the Note Exchange Agreement, the Company and the Holders agreed to exchange the Notes, including accrued but unpaid interest thereon, for an 8% Senior Unsecured Promissory Notes in the aggregate principal amount of $2,300 (the “New Notes”). The New Notes are convertible, at the option of the holder thereof, into shares of the Company’s common stock at a conversion price of $1.00 per share, subject to adjustments as set forth in the New Note.

In addition, and pursuant to the Exchange Agreement, the Company and the Holders also agreed to a cashless exercise of warrants to purchase 460,000 shares of Company common stock. The value of the shares issued for warrants of $600 was recorded as a loss on extinguishment of debt in the Consolidated Statement of Operations.

The Company analyzed the modification and concluded that extinguishment accounting was to be applied. Unamortized discount on warrants of $711 was reversed and recorded as a loss on extinguishment of debt. The Company calculated beneficial conversion feature on the conversion option added in the new modified note payable of $702 and recorded it as a loss on extinguishment of debt for the year ended December 31, 2016.

During the year ended December 31, 2016, the Company charged to operations amortization of debt discount of $41.

Note 9. Series A Convertible Preferred stock

During the year ended December 31, 2016 the Company converted 10,838 shares of Series A Convertible Preferred stock into 10,838 shares of Common stock. For the year ended December 31, 2016 and 2015, respectively, the Company issued 230 and 615 of dividend shares to the preferred stock holders. As of December 31, 2016 and 2015 there were 0 and 10,608 Series A Convertible Preferred shares outstanding.

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

On December 22, 2015, the Company sold $172 of common stock at a price of $0.25 per share in a Registered Direct offering.

On July 7, 2016, the Company entered into an employment agreement with Robert B. Ladd, to act as its President and Chief Operating Officer. The terms of his agreement were reviewed and approved by the Company’s Nominations and Compensation Committee. Under the terms of the agreement, Mr. Ladd will, serve as President and Chief Operating Officer and for services rendered; Mr. Ladd shall receive a salary of $240 per year and is eligible for a cash and/or equity bonus as determined by the Nomination and Compensation Committee. Further, Mr. Ladd is entitled to receive up to 2,000,000 shares of the Company’s common stock, 1/3 of which shall vest within 12 months from the execution of the agreement, another 1/3 within 18 months, and the remaining 1/3 within 24 months from the execution of the agreement. Lastly, the agreement also provides for certain rights granted to Mr. Ladd in the event of his death, permanent incapacity, voluntary termination or discharge for cause. The Company charged to operations stock based compensation of $8,740 as the fair value of 2,000,000 shares issued to Mr. Ladd during the year ended December 31, 2016.

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

At the annual meeting of the stockholders of MGT held on September 27, 2013, stockholders approved an amendment to the Plan (the “Amended and Restated Plan”) to increase the number of shares of Common stock that may be issued under the Amended and Restated Plan to 1,335,000 shares from 415,000 shares, an increase of 920,000 shares and to add a reload feature.

At the annual meeting of the stockholders of MGT held on December 31, 2015, stockholders approved an amendment to the Plan (the “Amended and Restated Plan”) to increase the number of shares of Common stock that may be issued under the Amended and Restated Plan to 3,000,000 shares from 1,335,000 shares, an increase of 1,665,000 shares.

The Company’s board of directors established the 2016 Equity Incentive Plan (the “Plan”) on August 15, 2016, and the Company’s shareholders ratified the Plan at the annual meeting of the Company’s stockholders on September 8, 2016. No grants have been made to date under the 2016 Plan but the Company received stockholder approval to issue 6,000,000 options. The 2,000,000 shares of restricted stock that were approved under the Plan were deemed vested to an officer of the Company on the date of his employment agreement, July 7, 2016. The stock was valued at its fair market value of $4.37 per share or an aggregate value of $8,740. These shares were issued on November 11, 2016. The maximum number of shares of common stock that may be issued under the 2016 Plan shall initially be 18,000,000.

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

Issuance of Restricted Shares – Directors, Officers and Employees

A summary of the Company’s employee’s restricted stock as of December 31, 2016, is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non–vested at January 1, 2015	110,000	$1.42
Granted	255,000	0.31
Vested	(309,500)	0.53
Forfeited	(55,500)	1.28
Non–vested at December 31, 2015	–	–
Granted	3,051,000	3.67
Vested	(2,051,000)	4.33
Forfeited	–	–
Non–vested at December 31, 2016	1,000,000	$2.31

For the years ended December 31, 2016 and 2015, the Company has recorded $9,566 and $130, respectively, in employee and director stock–based compensation expense, which is a component of selling, general and administrative expense in the consolidated statement of operations.

In the years ended December 31 and 2016, 2015, the Company did not allocate any stock–based compensation expense to non–controlling interest.

Unrecognized Compensation Cost

As of December 31, 2016, unrecognized compensation costs related to non–vested stock–based compensation arrangements were $1,623 (2015: $0), and is expected to be recognized over a weighted average period of 2 years (2015: 0 years).

Stock–Based Compensation –Employees – Non–Restricted

For the year ended December 31, 2016, the Company granted and issued a total of 100,000 shares to employees at termination. The shares were recorded at $116 using the closing market value on respective dates of issuance.

Stock–Based Compensation – Non–Employees

For the year ended December 31, 2016, the Company granted and issued a total of 825,000 shares to non–employees for services rendered. The shares were recorded at $1,106 using the closing market value on respective dates of issuance.

For the year ended December 31, 2015, the Company granted and issued a total of 366,624 shares to non–employees for services rendered. The shares were recorded at $161 using the closing market value on respective dates of issuance.

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

In August 2016, the Company entered into agreements with the holders of 460,000 Common Stock Purchase Warrants issued in connection with the Company’s Securities Purchase Agreement offering dated August 2, 2016. Pursuant to its terms, each holder received two detachable Warrants (“Warrant”), for each one thousand dollars invested, each of which is exercisable for one hundred (100) shares of the Company’s common stock: Each Warrant has an exercise price of $3.31 per share, and is exercisable for a period of thirty–six (36) months from the date of issuance. All issued warrants are exercisable and expire through 2018. The Company issued 460,000 shares in exchange of warrants valued at $600, 400 which was recognized as a loss on extinguishment of debt.

During the year ended December 31, 2016 the Company issued a total of 6,117,796 shares of Common stock in connection with exercise of warrants, resulting in gross proceeds of $2,427.

During June 2016, the Company issued 80,000 shares of common stock valued at $232 included in general and administrative expenses in the Statements of Operations, in exchange for 403,029 warrants.

The following table summarizes information about shares issuable under warrants outstanding at December 31, 2016:

	Warrant Shares Outstanding	Weighted Average Exercise Price
At January 1, 2015	1,020,825	$3.47
Issued	5,600,000	0.25
Exercised	–	–
Expired	–	–
At December 31, 2015	6,620,825	1.11
Issued	460,000	3.31
Exercised	(6,980,825)	(0.87)
Expired	–	–
At December 31, 2016	100,000	$3.75

As of December 31, 2016, the Company had 100,000 shares issuable under warrants outstanding at a weighted average exercise price of $3.75 and an intrinsic value of $0.

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

On October 28, 2016 and on November 11, 2016, the Company entered into a Note Exchange Agreement (“Note Exchange Agreement”) and a Warrant Exchange Agreement (the “Warrant Exchange Agreement”) with all the holders (“Holders”) of the 12% unsecured promissory notes (the “Notes”) previously issued by the Company pursuant to the above Securities Purchase Agreement dated August 2, 2016 (the “Purchase Agreement”). Pursuant to the Note Exchange Agreement, the Company and the Holders agreed to exchange the Notes, including accrued but unpaid interest thereon, for an 8% Senior Unsecured Promissory Notes in the aggregate principal amount of $2,300 (the “New Notes”). The New Notes are convertible, at the option of the holder thereof, into shares of the Company’s common stock at a conversion price of $1.00 per share, subject to adjustments as set forth in the New Note.

Pursuant to the Exchange Agreement, the Company and the Holders also agreed to a cashless exercise of warrants to purchase 460,000 shares of Company common stock. The value of the shares issued for warrants of $600 was also recorded as a loss on extinguishment of debt in the Consolidated Statement of Operations.

Stock Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price
Outstanding – December 31, 2015	–	$–
Exercisable – December 31, 2015	–	$–
Granted	6,000,000	0.71
Exercised	–	–
Forfeited/Cancelled	–	–
Outstanding – December 31, 2016	6,000,000	$0.71
Exercisable – December 31, 2016	500,000	$0.71

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25 – 1.00	6,000,000	4.88 years	$0.71	500,000	$0.71

At December 31, 2016, the total intrinsic value of options outstanding and exercisable was $940 and $0, respectively.

Note 12. Non–Controlling Interest

At December 31, 2016, the Company’s non–controlling interest was as follows:

	MGT Gaming	MGT Interactive	M2P Americas	Total
Non–controlling interest at January 1, 2015	$370	$92	$(20)	$442
Non–controlling share of losses	(342)	4	(3)	(341)
Transfers from non–controlling interest	–	(96)	–	(96)
Non–controlling interest at December 31, 2015	28	–	(23)	5
Non–controlling share of net loss	(319)	–	–	(319)
Buy back	291	–	1	292
Non–controlling interest at December 31, 2016	$–	$–	$(22)	$(22)

On December 29, 2016, the Company entered into Stock Purchase Agreement with J&S Gaming Inc. and purchased 450 shares representing 45% of the ownership interest in MGT Gaming Inc. for $2.

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

On October 26, 2015, the Company entered into an Office License Agreement commencing December 1, 2015. The term expired on November 30, 2016 and carried a monthly fee of $4, with one month (January) rent free. The Company paid a refundable service retainer of $6 and a non–refundable set up fee of $1.

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

Total lease rental expense for the year ended December 31, 2016 and 2015, was $81 and $77, respectively.

Total future minimum payments required under the new operating lease are as follows.

Year Ending December 31,
2017	$77
2018	80
2019	83
2020	7
$247

Commitments

On July 7, 2016, the Company entered into an employment agreement with Robert B. Ladd, to act as its President and Chief Operating Officer. The terms of his agreement were reviewed and approved by the Company’s Nominations and Compensation Committee. Under the terms of the agreement, Mr. Ladd will, serve as President and Chief Operating Officer and for services rendered; Mr. Ladd shall receive a salary of $240 per year and is eligible for a cash and/or equity bonus as determined by the Nomination and Compensation Committee. Further, Mr. Ladd received 2,000,000 shares of the Company’s common stock, 1/3 of which shall vest within 12 months from the execution of the agreement, another 1/3 within 18 months, and the remaining 1/3 within 24 months from the execution of the agreement. Lastly, the agreement also provides for certain rights granted to Mr. Ladd in the event of his death, permanent incapacity, voluntary termination or discharge for cause.

On November 18, 2016, the Company agreed to enter into an employment agreement with John McAfee pursuant to which Mr. McAfee will join the Company as Executive Chairman of the Board of Directors and Chief Executive Officer of the Company at the closing of the transaction contemplated in the D–Vasive APA. It is currently contemplated that Mr. McAfee will have a base annual salary of $1.00 per day; payable at such times as the Company customarily pays is other senior level employees. In addition, Mr. McAfee will be granted Executive options (the “Options”) to purchase an aggregate of six million (6,000,000) shares of the Company’s common stock (the “Option Shares”), which shall be exercisable for a period of five (5) years as follows:

●	options to purchase 1,000,000 shares of the Company’s Common Stock at a per–share price of the lower of $0.25 or the closing price of the Company’s Common Stock as quoted on the OTC Pink as of the date of the execution of his Employment Agreement on November 18, 2016;

●	options to purchase 2,000,000 shares of the Company’s Common Stock at a purchase price of $0.50 per share; and

●	options to purchase 3,000,000 shares of the Company’s Common Stock at a purchase price of $1.00 per share.

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

The appointment of Mr. McAfee is pursuant to the terms of the Employment Agreement, dated May 9, 2016, as approved by stockholders on September 8, 2016.

During the year ended December 31, 2016, the Company purchased 400 bitcoin mining machines from Bitmain Technologies Limited for $630 and power supplies from Hash The Planet (“HTP”) for $53. The Company also entered a 12–month agreement with HTP to host, power, connect, monitor and service the machines for $136. The hosting data center in located in Cashmere, WA. MGT launched its bitcoin mining operations and earned its first BTC on September 3, 2016.

Legal

On September 1, 2016, the Company and John McAfee filed an action in the United States District Court for the Southern District of New York seeking a declaration that the use of or reference to the personal name of John McAfee and/or McAfee in its business, and specifically in the context of renaming the Company, of which McAfee is the Executive Chairman, to “John McAfee Global Technologies, Inc.,” does not infringe upon Intel’s trademark rights or breach any agreement between the parties. Intel has submitted an Amended Answer and Counterclaims alleging Lanham Act and federal/state trademark violations and common law unfair competition relating to the same factual circumstances. The Company filed a Reply to Counterclaims on November 3, 2016, and a case management plan and scheduling order was filed on October 28, 2016. The Plaintiffs vigorously dispute these allegations and on or about January 3, 2017, Plaintiffs filed a Motion to Dismiss Defendants' Counterclaims on the grounds that they fail as a matter of law. The Motion is still pending before the Court. The case is in discovery and the Parties have agreed to conduct a settlement conference before a U.S. Magistrate Judge on April 21, 2017.

A number of law firms have issued press releases announcing that they are investigating claims on behalf of shareholders of the Company regarding potential violations of the Exchange Act.

In September 2016, various investors in the Company filed putative class action lawsuits against the Company, its president and certain of its individual officers and directors. The cases were filed in the United States District Court for the Southern District of New York and allege violations of federal securities laws and seek damages. On April 11, 2017 those cases were consolidated into a single action (the “Securities Action”).

On January 24, 2017, the Company was served with a copy of a summons and complaint filed by plaintiff Atul Ojha in New York state court against certain officers and directors of the Company and the Company as a nominal defendant. The lawsuit is styled as a derivative action (the “Derivative Action”) and was originally filed on October 15, 2016. The Derivative Action substantively alleges that the defendants, collectively or individually, inadequately managed the business and assets of the Company resulting in the deterioration of the Company’s financial condition. The Derivative Action asserts claims including but not limited to breach of fiduciary duties, unjust enrichment and waste of corporate assets. On February 27, 2017, the parties to the Derivative Action executed a stipulated stay of proceedings pending full or partial resolution of the Securities Action. Thereafter, the Company plans to address the Derivative Action.

On March 3, 2017 and April 4, 2017 respectively, two additional actions were filed against the Company by investor Barry Honig (“Honig”). The first action was filed in federal court in North Carolina (the “North Carolina Action”) against the Company and its president and alleges claims for libel, slander, conspiracy, interference with prospective economic advantage, and unfair trade practices. The North Carolina Action substantively alleges that the defendants defamed Honig by causing or allowing certain statements to be published about Honig in news blogs and articles authored by a journalist, who is also a defendant in the case.

The second action was brought by Honig and certain investors in the United States District Court for the Southern District of New York (the “Breach of Contract Action”) against the Company and certain of its officers and directors. The Breach of Contract Action alleges claims for tortious interference with contractual relations, breach of contract, and unjust enrichment related to the Company’s unsuccessful attempt to acquire D–Vasive and Demonsaw in 2016 and the alleged resulting harm to certain D–Vasive and Demonsaw noteholders. The damages claimed include (a) an amount of $46,750,000, (b) together with interest, costs and reasonable attorneys’ fees as provided by law and relevant agreements, and (c) any further or different relief as this Court deems lawful and proper under the circumstances.

The Company believes that there is little merit to each of the above actions and has no indication or reason to believe that it is or will be liable for any alleged wrongdoing. The Company is consulting with its counsel to determine the appropriate legal strategy but intends to defend against the actions vigorously. The Company cannot presently rule out that adverse developments in one or more of the above actions could have a materially adverse effect on the Company, and has notified its Director’s and Officer’s Liability Insurance carrier.

Note 14. Income Taxes

Significant components of deferred tax assets were as follows as of December 31:

	2016	2015
U.S. federal tax loss carry–forward	$14,632	$14,229
U.S. State tax loss carry–forward	1,505	1,137
U.S. federal capital loss carry–forward	188	188
Equity based compensation	3,965	—
Fixed assets, intangible assets and goodwill	821	—
Long-term investments	462	—
Total deferred tax assets	21,573	15,554
Less: valuation allowance	(21,573)	(15,554)
Net deferred tax asset	$—	$—

As of December 31, 2016, the Company had the following tax attributes:

	Amount	Begins to expire
U.S. federal net operating loss carry–forwards	$43,588	Fiscal 2023
U.S. State net operating loss carry–forwards	27,468	Fiscal 2031
U.S. federal capital loss carry–forwards	553	Fiscal 2015

As it is not more likely than not that the resulting deferred tax benefits will be realized, a full valuation allowance has been recognized for such deferred tax assets. For the year ended December 31, 2016, the valuation allowance increased by $6,019 Federal and state laws impose substantial restrictions on the utilization of tax attributes in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. Currently, the Company does not expect the utilization of tax attributes in the near term to be materially affected as no significant limitations are expected to be placed on these tax attributes as a result of previous ownership changes. If an ownership change is deemed to have occurred as a result of equity ownership changes or offerings, potential near term utilization of these assets could be reduced.

The provision for/ (benefit from) income tax differs from the amount computed by applying the statutory federal income tax rate to income before the provision for/(benefit from) income taxes. The sources and tax effects of the differences are as follows for the years ended December 31:

	2016	2015
Expected Federal Tax	(34.00)%	(34.00)%
State Tax (Net of Federal Benefit)	(5.48)	(5.48)
Other permanent differences	0.05	—
Loss on extinguishment	2,76	—
Warrant modification	0.59	—
Loss on conversion of note receivable	0.27	—
Change in valuation allowance	35.82	39.48
Effective rate of income tax	0%	0%

The Company files income tax returns in the U.S. federal jurisdiction, New York State and New Jersey jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non–U.S. income tax examinations by tax authorities for years before 2012.

Note 15. Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision–making group is composed of the Chief Executive Officer. The Company operates in three segments, Gaming, Intellectual Property and Bitcoin Mining. Certain corporate expenses are not allocated to segments.

The Company evaluates performance of its operating segments based on revenue and operating loss. The following table summarizes our segment information for the year ended December 31, 2016 and 2015:

	Intellectual property	Gaming – Continuing Operations	Unallocated corporate/other	Bitcoin mining	Total	Discontinued Operations
Year ended December 31, 2016
Revenue	$–	$–	$–	$313	$313	$–
Cost of revenue	–	–	–	(209)	(209)	–
Gross margin	–	–	–	104	104	–
Operating income (loss)	(709)	(1,536)	(18,095)	104	(20,236)	–

Year ended December 31, 2015
Revenue	$102	$2	$–	$–	$104	$640
Cost of revenue	(5)	–	–	–	(5)	(225)
Gross margin	97	2	–	–	99	415
Operating loss	(740)	(32)	(2,422)	–	(3,194)	(1,068)

December 31, 2016
Cash and cash equivalents	$–	$–	$345	$–	$345	$–
Property and equipment	–	–	8	594	602	–
Intangible assets	–	–	468	–	468	–
Goodwill	–	–	–	–	–	–
Additions
Property and equipment	–	–	–	695	695	–
Intangible assets	–	–	495	–	495	–
Goodwill	–	–	–		–	–
Disposals
Property and equipment	–	–	–		–	–
Intangible assets	(659)	(14)	–		(673)	–
Goodwill	–	(1,496)	–		(1,496)	–

December 31, 2015
Cash and cash equivalents (excludes $39 of restricted cash)	$–	$–	$359		$359	$–
Property and equipment	–	–	35		35	–
Intangible assets	710	20	–		730	–
Goodwill	–	1,496	–		1,496	–
Additions
Property and equipment	–	–	35		35	–

Note 16. Investments and Fair Value

The authoritative guidance for fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact. The guidance describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities

●	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

The following table provides the investments carried at fair value measured on a recurring basis as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
Investments – FNCX Common shares	$44	$–	$–	$44
Digital Currencies	$10	$–	$–	$10

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

Note 17. Related Party Transactions

Janice Dyson, wife of John McAfee, the Company’s Executive Chairman of the Board of Directors and Chief Executive Officer’s, is the sole director of Future Tense Secure Systems, Inc. (“FTS”) and owns 33% of the currently outstanding shares of common stock of such company. As of December 31, 2016, FTS owned 46% of the membership interest in Demonsaw, LLC.

On May 9, 2016, the Company entered a consulting agreement with FTS, pursuant to which FTS would provide advice, consultation, information and services to the Company including assistance with executive management, business and product development and potential acquisitions or related transactions. During the year ended December 31, 2016, the Company recorded consulting fees of $902 to FTS for such services, of which $882 has been paid as of December 31, 2016 and remaining $20 is included in Accounts Payable in the consolidated balance sheet.

On March 3, 2017, the Company and FTS entered into the Demonsaw LLC Membership Interest Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, Future Tense sold its 46% membership interest in Demonsaw, LLC, a Delaware limited liability company for 2,000,000 unregistered shares of MGT’s common stock.

Note 18. Subsequent Events

The Company has evaluated events that occurred subsequent to December 31, 2016, and through the date of the Consolidated Financial Statements.

In February and March 2017, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with accredited investors (the “Investors”) relating to the issuance and sale of 1,625,000 shares of the Company’s common stock, par value $0.001 per share (the “Shares”) at a purchase price of $0.40 per Share. In addition, for every Share purchased, the Investors shall receive detachable warrants, as follows (i) one Series A Warrant; (ii) one Series B Warrant; and (iii) one Series C Warrant (collectively the “Warrants”).

Each Series A Warrant is exercisable for one (1) Share, for a period of three (3) years at a price of $0.50 per Share. Each Series B Warrant is exercisable for one (1) Share, for a period of three (3) years at a price of $0.75 per Share, and each Series C Warrant is exercisable is exercisable for one (1) Share, for a period of three (3) years at a price of $1.00 per Share.

The gross proceeds from the Purchase Agreements were $650.

In February and March 2017, holders of the Company’s 8% Convertible Notes converted a total of $1,800 principal value into a total of 1,900,000 shares of the Company’s common stock.

On March 14, 2017, the Company and L2 Capital, LLC (“L2 Capital”), a Kansas limited liability company, entered into an equity purchase agreement (the “Equity Purchase Agreement”), pursuant to which the Company shall issue and sell to L2 Capital from time to time up to $5 million of the Company’s common stock that will be registered with the Securities and Exchange Commission (the “SEC”) under a registration statement on a form S–1. Pursuant to the Equity Purchase Agreement, the Company may require L2 Capital to purchase shares of Common Stock in a minimum amount of $25 and maximum of the lesser of (a) $1 million or (b) 150% of the Average Daily Trading Value, upon the Company’s delivery of a Put Notice to L2 Capital. L2 Capital shall purchase such number of shares of Common Stock at a per share price that equals to the lowest closing bid price of the Common Stock during the Pricing Period multiplied by 90%. Before the expiration of the term of the Equity Purchase Agreement, the said Agreement shall terminate, subject to certain exceptions set forth therein, at any time by a written notice from the Company to L2 Capital.

In connection with the Equity Purchase Agreement, the Company has issued to L2 Capital an 8% convertible promissory note (the “Commitment Note”) in the principal amount of $160 in consideration of L2 Capital’s contractual commitment to the Equity Purchase Agreement. The Commitment Note matures six months after the Issue Date. All or part of the Commitment Note is convertible into the Common Stock of the Company upon the occurrence of any of the Events of Default at a Variable Conversion Price that equals to 75% of the lowest Trading Price for the Common Stock during a thirty–day Trading Day period immediately prior to the Conversion Date.

In addition, on March 10, 2017, the Company and L2 Capital entered into a securities purchase agreement (the “Securities Purchase Agreement”), pursuant to which the Company issued two 10% convertible notes (the “Convertible Notes”) in an aggregate principal amount of $1 million with a 20% original issue discount, which was funded on March 14, 2017. The Company received gross proceeds of $393 (which represents the deduction of the 20% original discount and $7 for L2 Capital’s legal fees) in exchange for issuance of the first Convertible Note (the “First Note”) in the Principal Amount of $500. The First Note matures six months from the Issue Date and the accrued and unpaid interest at a rate of 10% per annum is due on such date. At any time on or after the occurrence of an Event of Default, the Holder of the First Note shall have the right to convert all or part of the unpaid and outstanding Principal Amount and the accrued and unpaid interest to shares of Common Stock at a Conversion Price that equals 65% multiplied by the lowest Trading Price for the Common Stock during a thirty–day Trading Day period immediately prior to the Conversion Date (the “Market Price”).

On the date stated immediately above, the Company received a L2 Capital Back End Note (“L2 Collateralized Note”) secured with the First Note for its issuance of the Second Note to L2 Capital. In accordance with the Second Note, the Company shall pay to the order of L2 Capital a Principal Amount of $500 and the accrued and unpaid interest at a rate of 10% per annum on the Maturity Date, which is eight months from the Issue Date. At any time on or after the occurrence of an Event of Default, the Holder of the Second Note shall have the right to convert all or part of the unpaid and outstanding Principal Amount and the accrued and unpaid interest into shares of Common Stock at a Conversion Price that equals to 65% multiplied by the Market Price. Pursuant to the L2 Collateralized Note, L2 Capital promises to pay the Company the Principal Amount of $500 (consisting $393 in cash, legal fees of $7 and an original issuance discount of $100) no later than November 10, 2017.

In connection with the issuance of the First Note and the Second Note, the Company also issued to L2 Capital Warrants to purchase up to 400,000 shares of Common Stock (the “Warrant Shares”) pursuant to the common stock purchase warrant (the “Common Stock Purchase Warrant”) executed by the Company. The Warrant shall be exercisable at a price of 110% multiplied by the closing bid price of the Common Stock on the Issuance Date (the “Exercise Price”), subject to adjustments and exercisable from the Issue Date until the five-year anniversary. At the time that the Second Note is funded by the Holder thereof in cash, then on such funding date, the Warrant Shares shall immediately and automatically be increased by the quotient (the “Second Warrant Shares”) of $375,000.00 divided by the lesser of (i) the Exercise Price and (ii) 110% multiplied by the closing bid price of the Common Stock on the funding date of the Second Note. With respect to the Second Warrant Shares, the Exercise Price hereunder shall be redefined to equal the lesser of (i) the Exercise Price and (ii) 110% multiplied by the closing bid price of the Common Stock on the funding date of the Second Note. L2 Capital may exercise the Warrant cashless unless the underlying shares of Common Stock have been registered with the SEC prior to the exercise.

Subsequent to December 31, 2016, the Company issued 550,000 shares of restricted Common stock to certain employees.

