Form 10-Q
period 2017-03-31
MGT CAPITAL INVESTMENTS INC
filed 2017-05-18
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S–T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]

Non–accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [ ]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act) Yes [  ] No [X]

As of May 18, 2017, there were 36,047,855 shares of the registrant’s Common stock, $0.001 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per–share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$334	$345
Prepaid expenses and other current assets	280	153
Investments available for sale	–	44
Digital currencies	19	10
Total current assets	633	552

Non–current assets
Property and equipment, at cost, net	503	602
Intangible assets, net	426	468
Investments, at cost	–	287
Total assets	$1,562	$1,908

Liabilities and equity / (deficit)
Current liabilities
Accounts payable	$329	$66
Accrued expenses	196	124
Convertible notes payable, net of debt discount and debt issuance cost	411	–
Other payables	6	1
Total current liabilities	942	191

Non–current liabilities
Notes payable	500	2,300
Total liabilities	1,442	2,491

Commitments and contingencies
Redeemable convertible preferred stock – Temporary equity
Preferred stock, Series A convertible preferred, $0.001 par value, 1,500,000 shares authorized at September 30, 2016 and December 31, 2016; No shares outstanding at March 31, 2017 and December 31, 2016.	–	–
Equity / (deficit)
Undesignated preferred stock, $0.001 par value, 8,583,840 shares authorized at March 31, 2017 and December 31, 2016. No shares issued and outstanding at March 31, 2017 and December 31, 2016	–	–
Common stock, $0.001 par value; 75,000,000 shares authorized; 34,797,855 and 28,722,855 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	35	29
Additional paid–in capital	334,465	327,943
Accumulated other comprehensive loss	–	(66)
Accumulated deficit	(334,358)	(328,467)
Total equity / (deficit) attributable to MGT stockholders	142	(561)
Non–controlling interests	(22)	(22)
Total equity / (deficit)	120	(583)

Total equity / (deficit), liabilities, redeemable convertible preferred stock and non–controlling interest	$1,562	$1,908

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per–share amounts, unaudited)

	Three months ended March 31,
	2017	2016
Revenues
Bitcoin mining	$312	$–

Cost of revenues
Bitcoin mining	201	–

Gross margin	111	–

Operating expenses
General and administrative	2,835	654
Sales and marketing	118	–
Research and development	103	–
Total operating expenses	3,056	654

Operating loss	(2,945)	(654)

Other non–operating (expense) / income
Interest and other (expense) / income	(38)	25
Accretion of debt discount	(37)	–
Impairment – equity method investment, related party	(2,500)	–
Impairment of long–term investments	(287)	–
Loss on sale of investments	(84)	(731)
Total other non–operating expense	(2,946)	(706)

Net loss before non–controlling interest	(5,891)	(1,360)

Net loss attributable to non–controlling interest	–	23

Net loss attributable to Common stockholders	$(5,891)	$(1,337)

Other comprehensive loss
Reclassification adjustment for loss included in net loss	$66	$678
Unrealized holding loss	–	(248)
Comprehensive loss	$(5,825)	$(907)

Per–share data
Basic and diluted loss per share	$(0.20)	$(0.07)

Weighted average number of Common shares outstanding	29,699,244	18,002,617

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands, unaudited)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(5,891)	$(1,360)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	99	6
Amortization of intangible assets	42	57
Stock–based expense	1,299	40
Loss on sale of investments	84	731
Impairment – equity method investment, related party	2,500	–
Impairment of long–term investments	287	–
Accretion of debt discount	37	–
Change in operating assets and liabilities
Prepaid expenses and other current assets	33	58
Accounts payable	263	59
Accrued expenses	72	22
Digital currencies	(9)	–
Other payables	5	11
Net cash used in operating activities	(1,180)	(376)

Cash flows from investing activities
Release of restricted cash	–	39
Purchase of note receivable– long term	–	(30)
Proceeds from sale of investments	26	197
Net cash provided by investing activities	26	206

Cash flows from financing activities
Proceeds on issuance of convertible notes	600	–
Issuance costs paid on convertible notes	(107)
Proceeds from private placement	650	–
Proceeds from issuance of note payable	–	–
Net cash provided by financing activities	1,143	–

Net change in cash and cash equivalents	(11)	(170)
Cash and cash equivalents, beginning of period	345	359
Cash and cash equivalents, end of period	$334	$189

Supplemental disclosures of cash flow information
Cash paid for interest	$7	$–
Cash paid for taxes	–	–

Supplemental non–cash disclosures (investing and financing activities)
Settlement of note receivable for FNCX Common stock	$–	$825
Settlement of note receivable for FNCX Preferred Series D stock	–	110
Beneficial conversion feature on convertible debt and warrants issued concurrent with debt	279	–
Conversion of convertible debt	1,800	–
Issuance of commitment note as a deferred offering cost	160	–
Reclassification adjustment upon sale of available for sale investments into net loss	66	678
Unrealized loss on available for sale investments	-	(248)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On March 3, 2017, MGT purchased 46% of the outstanding membership interests in Demonsaw LLC for 2.0 million MGT Common shares from Future Tense Secure Systems, Inc. (“FTS”). The Company recorded the purchase using the fair value of the common shares provided and immediately impaired the equity method investment during the three months ended March 31, 2017.

Janice Dyson, wife of John McAfee, the Company’s Executive Chairman of the Board of Directors and Chief Executive Officer, is the sole director of FTS and owns 33% of the currently outstanding shares of Common stock of such company.

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

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2016, as filed with the SEC on April 20, 2017. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2017.

Note 2. Going concern and management plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2017, the Company had incurred significant operating losses since inception and continues to generate losses from operations and has an accumulated deficit of $334,358. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

At March 31, 2017, MGT’s cash and cash equivalents were $334. The Company intends to raise additional capital, either through debt or equity financings or through the continued sale of the Company’s assets or equity securities in order to achieve its business plan objectives. Management believes that it can be successful in obtaining additional capital; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

Fair value of financial instruments

The Company follows ASC 820–10 of the FASB Accounting Standards Codification to measure the fair value of its financial instruments and disclosures about fair value of its financial instruments. ASC 820–10 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820–10 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by ASC 820–10 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.

The Company’s had no Level 3 financial assets or liabilities as of March 31, 2017 and December 31, 2016.

Fair value of financial assets and liabilities measured on a recurring basis

The Company uses Level 1 of the fair value hierarchy to measure the fair value of digital currencies and revalues its digital currencies at every reporting period and recognizes gains or losses in the consolidated statements of operations that are attributable to the change in the fair value of the digital currency.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

		Fair value measurement using
	Carrying value	Level 1	Level 2	Level 3	Total
Digital currencies	$19	$19	$–	$–	$19

The following table provides the investments carried at fair value measured on a recurring basis as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
Investments – FNCX Common shares	$44	$–	$–	$44
Digital currencies	10	–	–	10

Derivative instruments

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815–15. The result of this accounting treatment is that the fair value of the embedded derivative is marked–to–market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re–assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date.

Management analyzed the contingent variable conversion features embedded within the convertible notes issued during the three months ended March 31, 2017 and concluded that the contingent conversion features should be bifurcated and accounted for as a derivative liability upon the triggering of a default event. Because all default events were cured prior to the release of the financial statements, no derivative liability was recognized.

Beneficial Conversion Feature of Convertible Notes Payable

The Company accounts for convertible notes payable in accordance with the guidelines established by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 470-20, Debt with Conversion and Other Options, Emerging Issues Task Force (“EITF”) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No 98-5 To Certain Convertible Instruments. The Beneficial Conversion Feature (“BCF”) of a convertible note is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of a convertible note when issued and also records the estimated fair value of any warrants issued with those convertible notes. Beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.

The BCF of a convertible note is measured by allocating a portion of the note’s proceeds to the warrants, if applicable, and as a discount on the carrying amount of the convertible note equal to the intrinsic value of the conversion feature, both of which are credited to additional paid-in-capital. The value of the proceeds received from a convertible note is then allocated between the conversion features and warrants and the debt on an allocated fair value basis. The allocated fair value is recorded in the financial statements as a debt discount (premium) from the face amount of the note and such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner) and is charged to interest expense.

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

Loss per share

Basic loss per share is calculated by dividing net loss applicable to Common shareholders by the weighted average number of Common shares outstanding during the period. Diluted loss per share is calculated by dividing the net loss attributable to Common shareholders by the sum of the weighted average number of Common shares outstanding plus potential dilutive Common shares outstanding during the period. Potential dilutive securities, comprised of the convertible Preferred Stock, unvested restricted shares, stock warrants and stock options, are not reflected in diluted net loss per share because such shares are anti–dilutive.

The computation of diluted loss per share for the three months ended March 31, 2017, excludes 1,500,000 unvested restricted shares, 6,000,000 shares issuable under options and 5,375,000 shares issuable under warrants, as they are anti–dilutive due to the Company’s net loss. The computation of diluted loss per share for the three months ended March 31, 2016, excluded 10,768 shares in connection to the Convertible Preferred stock, 96,000 unvested restricted shares and 3,820,825 shares issuable under warrants, as they were anti–dilutive due to the Company’s net loss.

Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group in deciding how to allocate resources and in assessing performance. Our chief operating decision–making group is composed of the chief executive officer and chief financial officer. We currently operate in the cybersecurity and bitcoin mining segment. During the three months ended March 31, 2017, we operated in two operational segments, Cybersecurity, and Bitcoin Mining. Certain corporate expenses are not allocated to segments.

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

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements, other than those disclosed in the Annual Report on Form 10–K.

Note 4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2017	December 31, 2016
Prepaid services	$120	$153
Deferred offering costs (See note 8)	160	–
Total prepaid expenses and other current assets	$280	$153

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

Investments available for sale

	March 31, 2017	December 31, 2016
FNCX Common shares	$–	$44

For non–public, non–controlled investments in equity securities, the Company uses the cost–method of accounting.

Investments at cost

	March 31, 2017	December 31, 2016
DDGG Common shares	$–	$287

During the three months ended March 31, 2017, the Company recognized an impairment charge of $287 related to its investment in DDGG.

Note 6. Goodwill and intangible assets

Goodwill represents the difference between purchase cost and the fair value of net assets acquired in business acquisitions. Indefinite lived intangible assets, representing trademarks and trade names, are not amortized unless their useful life is determined to be finite. Long–lived intangible assets are subject to amortization using the straight–line method. Goodwill and indefinite lived intangible assets are tested for impairment annually as of December 31, and more often if a triggering event occurs, by comparing the fair value of each reporting unit to its carrying value. The Company concluded that a triggering event had occurred based on the overall deterioration of the market capitalization of the Company and evaluated the goodwill for possible impairment. After the evaluation as of December 31, 2016, management concluded that a full impairment existed based on the Company’s current efforts to capitalize and execute its business plan relating to the asset.

The Company’s intangible assets for continuing operations consisted of the following:

Intangible assets
January 1, 2017	$468
Impairment	–
Amortization	(42)
March 31, 2017	$426

For the three months ended March 31, 2017 and 2016, the Company recorded amortization expense of $42 and $57, respectively.

The following table outlines estimated future annual amortization expense for the next five years and thereafter:

Twelve–month period March 31,
2017	$123
2018	165
2019	138
$426

Note 6. Property and Equipment

Property and equipment related to continuing operations consisted of the following:

	March 31, 2017	December 31, 2016
Computer hardware and software	$10	$10
Bitcoin machines	708	708
	718	718
Less: Accumulated depreciation	(215)	(116)
Property and equipment, net	$503	$602

The Company recorded depreciation expense of $99 and $6 for the three months ended March 31, 2017, and 2016, respectively.

Note 7. Accrued expenses

Accrued expenses consisted of the following:

	March 31, 2017	December 31, 2016
Legal, consulting, interest and others	$196	$124

Note 8. Notes payable

August 2016 Notes

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

In addition, and pursuant to the Exchange Agreement, the Company and the Holders also agreed to a cashless exercise of warrants to purchase 460,000 shares of Company Common stock. The value of the shares issued for warrants of $600 was recorded as a loss on extinguishment of debt in the Consolidated Statement of Operations during the year ended December 31, 2016.

The Company analyzed the modification and concluded that extinguishment accounting was to be applied. Unamortized discount on warrants of $711 was reversed and recorded as a loss on extinguishment of debt during the year ended December 31, 2016. The Company calculated beneficial conversion feature on the conversion option added in the new modified note payable of $702 and recorded it as a loss on extinguishment of debt for the year ended December 31, 2016.

In February and March 2017, holders of the Company’s 8% Convertible Notes converted a total of $1,800 principal value into a total of 1,900,000 shares of the Company’s Common stock.

March 2017 Equity Purchase Agreement

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

The Company recorded the Commitment Note as a deferred offering costs as the Company is yet to receive equity proceeds from the Equity Purchase Agreement. The Company is yet to file a registration statement on the offering. Management analyzed the contingent variable conversion price and concluded that the contingent conversion features should be bifurcated and accounted for as a derivative liability upon the triggering of a default event. Because all default events were cured prior to the release of the financial statements, no derivative liability was recognized.

March 2017 Securities Purchase Agreement

In addition, on March 10, 2017, the Company and L2 Capital entered into a securities purchase agreement (the “Securities Purchase Agreement”), pursuant to which the Company issued two 10% convertible notes (the “Convertible Notes”) in an aggregate principal amount of $1 million with a 20% original issue discount, of which first convertible note was funded on March 14, 2017. The Company received gross proceeds of $393 (which represents the deduction of the 20% original discount and $7 for L2 Capital’s legal fees) in exchange for issuance of the first Convertible Note (the “First Note”) in the Principal Amount of $500. The First Note matures six months from the Issue Date and the accrued and unpaid interest at a rate of 10% per annum is due on such date. At any time on or after the occurrence of an Event of Default, the Holder of the First Note shall have the right to convert all or part of the unpaid and outstanding Principal Amount and the accrued and unpaid interest to shares of Common Stock at a Conversion Price that equals 65% multiplied by the lowest Trading Price for the Common Stock during a thirty–day Trading Day period immediately prior to the Conversion Date (the “Market Price”).

Management analyzed the contingent variable conversion price and concluded that the contingent conversion features should be bifurcated and accounted for as a derivative liability upon the triggering of a default event. Because all default events were cured prior to the release of the financial statements, no derivative liability was recognized.

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

Under ASC 210–20–45–1, management offset the L2 Collateralized Note by the receivable due from the investor on November 10, 2017. Currently the $500 L2 Collateralized Note is shown net of the $500 receivable from the investor.

In connection with the issuance of the First Note, the Company also issued to L2 Capital Warrants to purchase up to 400,000 shares of Common Stock (the “Warrant Shares”) pursuant to the Common stock purchase warrant (the “Common Stock Purchase Warrant”) executed by the Company. The Warrant shall be exercisable at a price of 110% multiplied by the closing bid price of the Common Stock on the Issuance Date (the “Exercise Price”), subject to adjustments and exercisable from the Issue Date until the seven–year anniversary. At the time that the Second Note is funded by the Holder thereof in cash, then on such funding date, the Warrant Shares shall immediately and automatically be increased by the quotient (the “Second Warrant Shares”) of $375 divided by the lesser of (i) the Exercise Price and (ii) 110% multiplied by the closing bid price of the Common Stock on the funding date of the Second Note. With respect to the Second Warrant Shares, the Exercise Price hereunder shall be redefined to equal the lesser of (i) the Exercise Price and (ii) 110% multiplied by the closing bid price of the Common Stock on the funding date of the Second Note. L2 Capital may exercise the Warrant cashless unless the underlying shares of Common Stock have been registered with the SEC prior to the exercise.

Management recorded the warrants at relative fair value to additional paid in capital. The corresponding debt discount is being amortized over the life of the note.

The Company utilized the following management assumptions in valuing the derivative conversion feature during the three months ended March 31, 2017:

Exercise price	$0.98
Risk free interest rate	2.01%
Dividend yield	0%
Expected volatility	128%
Remaining term	7.0 years

During the three months ended March 31, 2017, the Company charged to operations $27 as amortization of debt issuance cost and debt discount on this note and warrants issued concurrent with this note.

10% Convertible Promissory Notes

During February and March 2017, the Company issued two $50,000, 10% convertible promissory notes. Both notes mature 1 year from the date of issuance. Both notes are convertible at a fixed rate of $0.25. Management recorded a beneficial conversion feature on both of the notes in aggregate of $100 and recorded to additional paid in capital. The beneficial conversion features are being accreted to interest expense over the 1 year life of the notes.

During the three months ended March 31, 2017, the Company charged to operations $10 as amortization of debt discount on this note.

Note 9. Common stock issuances

Sale of Common stock

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

Common stock awards to employees

During the three months ended March 31, 2017, the Company issued 550,000 shares of restricted Common stock to certain employees. The Company valued the awards on the grant date ($338) and is expensing over the 16-18 months vesting period. During the three months ended March 31, 2017, the Company expensed $51 of the stock based compensation.

Note 10. Stock–based compensation

Issuance of restricted shares – directors, officers and employees

	Number of shares	Weighted average grant date fair value
Non–vested at December 31, 2016	1,000,000	$2.31
Granted	550,000	0.81
Vested	–	–
Forfeited	–	–
Non–vested at March 31, 2017	1,550,000	$1.78

For the three months ended March 31, 2017 and 2016, the Company has recorded $338 and $nil, respectively, in employee and director stock–based compensation expense, which is a component of selling, general and administrative expense in the condensed consolidated statement of operations.

In the three months ended March 31, 2017 and 2016, the Company did not allocate any stock–based compensation expense to non–controlling interest.

Unrecognized compensation cost

As of March 31, 2017, unrecognized compensation costs related to non–vested stock–based compensation arrangements was $1,728 (2016: $nil), and is expected to be recognized over a weighted average period of 1.75 years (2016: 0 years).

Stock options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price
Outstanding – January 1, 2017	6,000,000	$0.71
Exercisable – January 1, 2017	500,000	$0.71
Granted	–	–
Exercised	–	–
Forfeited/Cancelled	–	–
Outstanding – March 31, 2017	6,000,000	$0.71
Exercisable – March 31, 2017	1,250,000	$0.71

Exercise price	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.71	6,000,000	4.64 years	$0.71	1,250,000	$0.71

For the three months ended March 31, 2017 and 2016, the Company has recorded $962 and $nil, respectively, in employee and director stock–based compensation expense, which is a component of selling, general and administrative expense in the condensed consolidated statement of operations.

As of March 31, 2017, unrecognized compensation costs related to non–vested stock–based compensation arrangements was $6,095 (2016: $nil), and is expected to be recognized over a weighted average period of 1.6 years (2016: 0 years).

At March 31, 2017, the total intrinsic value of options outstanding and exercisable was $1,360 and $0, respectively.

Warrants

During the three months ended March 31, 2017 the Company issued a total of 5,275,000 stock purchase warrants in connection with the Company’s March 2017 Securities Purchase Agreement and sales of Common stock (Notes 8 and 9).

The following table summarizes information about shares issuable under warrants outstanding at March 31, 2017:

	Warrant shares outstanding	Weighted average exercise price
At January 1, 2017	100,000	$3.75
Issued	5,275,000	0.75
Exercised	–	–
Expired	–	–
At March 31, 2017	5,375,000	$0.82

As of March 31, 2017, the Company had 5,375,000 shares issuable under warrants outstanding at a weighted average exercise price of $0.82 and an intrinsic value of $797. All issued warrants are exercisable and expire through 2024.

Note 11. Non–controlling interest

At March 31, 2017, the Company’s non–controlling interest was as follows:

	M2P Americas	Total
At January 1, 2017	$(22)	$(22)
Non–controlling share of net loss	(–)	(–)
At March 31, 2017	$(22)	$(22)

Note 12. Operating leases, commitments and legal

Operating leases

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

Total lease rental expense for the three months ended March 31, 2017 and 2016, was $36 and $13, respectively.

Total future minimum payments required under the new operating lease are as follows.

Twelve month period March 31,
2018	$78
2019	74
2020	69
$221

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

Legal

On September 1, 2016, the Company and John McAfee filed an action in the United States District Court for the Southern District of New York seeking a declaration that the use of or reference to the personal name of John McAfee and/or McAfee in its business, and specifically in the context of renaming the Company, of which McAfee is the Executive Chairman, to “John McAfee Global Technologies, Inc.,” does not infringe upon Intel’s trademark rights or breach any agreement between the parties. Intel has submitted an Amended Answer and Counterclaims alleging Lanham Act and federal/state trademark violations and Common law unfair competition relating to the same factual circumstances. The Company filed a Reply to Counterclaims on November 3, 2016, and a case management plan and scheduling order was filed on October 28, 2016. The Plaintiffs vigorously dispute these allegations and on or about January 3, 2017, Plaintiffs filed a Motion to Dismiss Defendants’ Counterclaims on the grounds that they fail as a matter of law. The Motion is still pending before the Court. The parties met for a court supervised settlement conference on April 21, 2017. A second court supervised settlement conference has been scheduled for June 29, 2017.

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

Note 13. Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision–making group is composed of the Chief Executive Officer. The Company operates in two segments, Cybersecurity and Bitcoin Mining. Certain corporate expenses are not allocated to segments.

The Company evaluates performance of its operating segments based on revenue and operating loss. The following table summarizes our segment information for the three months ended March 31, 2017 and 2016:

	Intellectual property	Cybersecurity	Unallocated corporate/other	Bitcoin mining	Total
Three months ended March 31, 2017
Revenue	$–	$–	$–	$312	$312
Cost of revenue	–	–	–	(201)	(201)
Gross margin	–	–	–	111	111
Operating loss	–	(221)	(2,835)	111	(2,945)
Three months ended March 31, 2016
Revenue	$–	$–	$–	–	$–
Cost of revenue	–	–	–	–	–
Gross margin	–	–	–	–	–
Operating loss	(50)	–	(604)	–	(654)
March 31, 2017
Cash and cash equivalents	$–	$–	$334	–	$334
Property and equipment	–	–	6	497	503
Intangible assets	–	–	426	–	426
December 31, 2016
Cash and cash equivalents	$–	$–	$345	–	$345
Property and equipment	–	–	8	594	602
Intangible assets	–	–	468	–	468

Note 14. Subsequent events

The Company has evaluated events that occurred subsequent to March 31, 2017, and through the date of the Consolidated Financial Statements.

In April 2017, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with accredited investors (the “Investors”) relating to the issuance and sale of 1,250,000 shares of the Company’s common stock, par value $0.001 per share (the “Shares”) at a purchase price of $0.40 per Share. In addition, for every Share purchased, the Investors shall receive detachable warrants, as follows (i) one Series A Warrant; (ii) one Series B Warrant; and (iii) one Series C Warrant (collectively the “Warrants”).

Each Series A Warrant is exercisable for one (1) Share, for a period of three (3) years at a price of $0.50 per Share. Each Series B Warrant is exercisable for one (1) Share, for a period of three (3) years at a price of $0.75 per Share, and each Series C Warrant is exercisable is exercisable for one (1) Share, for a period of three (3) years at a price of $1.00 per Share.

The gross and net proceeds from the Purchase Agreements were $500.

In May 2017, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with accredited investors (the “Investors”) relating to the issuance and sale of $330 principal value in 10% Amortizing Notes, due October 1, 2018. Beginning on October 1, 2017 the Company is required to make monthly payments of interest and principal to pay off the Note on maturity. Under certain circumstances, including default, the Investors have the right to convert the Note into common shares of the Company at a 35% discount to the then current market price. In addition, Investors received 360,000 detachable warrants exercisable for a period of five (5) years at a price of $0.50 per Share.

The Note carried an original issue discount of $30 and expense reimbursement of $35, providing net proceeds to the Company of $265.

Item 2. Management’s discussion and analysis of financial condition and results of operations

This Quarterly Report on Form 10–Q contains forward–looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The statements contained herein that are not purely historical are forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward–looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe” and similar expressions or variations intended to identify forward–looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward–looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward–looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10–K filed with the SEC on April 20, 2017, in addition to other public reports we filed with the Securities and Exchange Commissions (“SEC”). The forward–looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward–looking statements to reflect events or circumstances after the date of such statements.

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

On March 3, 2017, MGT purchased from Future Tense Secure Systems, Inc. (“Future Tense”) 46% of the outstanding membership interests in Demonsaw, LLC for 2.0 million unregistered MGT Common shares, which were issued to Future Tense on the same date.

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

Draft Day Gaming Group

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

On September 16, 2016, FNCX amended its Certificate of Incorporation to effect a reverse stock split of all issued and outstanding shares of Common stock at a ratio of 1 for 20 (the “Reverse Stock Split”). The effective date of the Reverse Stock Split is September 16, 2016. The above Common stock share amounts received from FNCX have been adjusted to reflect the Reverse Stock Split.

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

Derivative instruments

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815–15. The result of this accounting treatment is that the fair value of the embedded derivative is marked–to–market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re–assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date.

Management analyzed the contingent variable conversion features embedded within the convertible notes issued during the three months ended March 31, 2017 and concluded that the contingent conversion features should be bifurcated and accounted for as a derivative liability upon the triggering of a default event. Because all default events were cured prior to the release of the financial statements, no derivative liability was recognized.

Beneficial Conversion Feature of Convertible Notes Payable

The Company accounts for convertible notes payable in accordance with the guidelines established by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 470-20, Debt with Conversion and Other Options, Emerging Issues Task Force (“EITF”) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No 98-5 To Certain Convertible Instruments. The Beneficial Conversion Feature (“BCF”) of a convertible note is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of a convertible note when issued and also records the estimated fair value of any warrants issued with those convertible notes. Beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.

The BCF of a convertible note is measured by allocating a portion of the note’s proceeds to the warrants, if applicable, and as a discount on the carrying amount of the convertible note equal to the intrinsic value of the conversion feature, both of which are credited to additional paid-in-capital. The value of the proceeds received from a convertible note is then allocated between the conversion features and warrants and the debt on an allocated fair value basis. The allocated fair value is recorded in the financial statements as a debt discount (premium) from the face amount of the note and such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner) and is charged to interest expense.

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

Results of operations

The Company currently has two operational segments, Cybersecurity and Bitcoin Mining. Intellectual property and Gaming are no longer considered business segments. Certain corporate expenses are not allocated to a particular segment.

Three Months ended March 31, 2017 and 2016

The Company achieved the following results for the three months ended March 31, 2017 and 2016, respectively:

●	Revenues totaled $312 (2016: $0);

●	Costs of revenues were $201 (2016: $0);

●	Operating expenses were $3,056 (2016: $654);

●	Net loss attributable to Common shareholders was $5,891 (2016: $1,337) and resulted in a basic and diluted loss per share of $0.20 (2016: $0.07).

Our operating expenses increased approximately 367% during the three months ended March 31, 2017 compared to the comparable three months ended March 31, 2016. The increase is primarily attributed to increases in headcount, professional fees, corporate governance and stock–based compensation expense.

Intellectual property

During the three months ended March 31, 2017 and 2016, the Company recognized no revenues in either period.

Selling, general and administrative expenses for the three months ended March 31, 2017 and 2016 were $0 (2016: $50), consisting of legal and consulting costs and the amortization of intellectual property assets.

Cybersecurity

During the three months ended March 31, 2017 and 2016, the Company recognized operating expenses of $221 (2016: $0).

Bitcoin mining

During the three months ended March 31, 2017, the Company recognized $312 in revenues for this segment as compared to no revenue for the same period last year. Bitcoin mining operation commenced in September 2016.

There was $201 cost of revenue for the three months ended March 31, 2017 and 2016 (2016: $0). The increase in 2017 is attributed to the start of the Bitcoin mining operation in September 2016.

Unallocated Corporate / Other

Selling, general and administrative expenses during the three months ended March 31, 2017 and 2016 were $2,835 (2015: $604). The increase was primarily due to increased stock–based compensation expense, driven by higher stock price and increased professional fees, such as legal and investor relations fees.

For the three months ended March 31, 2017, non–operating expenses mainly consisted of impairment of equity method investment – related party of $2,500, impairment of long term investments of $287, a loss on sale of investments of $84, interest and other expenses of $38 and accretion of debt discount of $37. During the comparable period ended March 31, 2016, non–operating expenses mainly consisted of a loss of $731 on sale of investments offset by interest income of $25.

Liquidity and Capital Resources

	As of March 31,
	2017	2016
Working capital summary
Cash and cash equivalents	$334	$189
Other current assets	280	3
Investments – current	–	880
Digital currencies	19	–
Notes receivable	–	640
Current liabilities	(942)	(171)
Working capital (deficit) surplus	$(309)	$1,541

	Three Months ended March 31,
	2017	2016
Cash (used in) / provided by
Operating activities	$(1,180)	$(376)
Investing activities	26	206
Financing activities	1,143	–
Net decrease in cash and cash equivalents	$(11)	$(170)

On March 31, 2017, MGT’s cash and cash equivalents were $334. The Company continues to exercise discipline with respect to current expense levels, as revenues remain limited. Our cash and cash equivalents decreased during the three months ended March 31, 2017, primarily due to $1,180 used in operating activities, mostly offset by funds provided by the sale of convertible notes yielding a net increase in cash provided by financing activities of $1,143.

Operating activities

Our net cash used in operating activities differs from the net loss predominantly because of various non–cash adjustments such as depreciation, amortization and impairment of intangibles, stock–based compensation, loss on sale of investments, impairment of investments, accretion of debt discount, and the movement in working capital.

Investing activities

During the three months ended March 31, 2017, the Company received $26 from investing activities as compared to $206 from the corresponding prior period. The proceeds were a result of the sale of investments.

Financing activities

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

On March 14, 2017, the Company and L2 Capital, LLC (“L2 Capital”), a Kansas limited liability company, entered into an equity purchase agreement (the “Equity Purchase Agreement”), pursuant to which the Company shall issue and sell to L2 Capital from time to time up to $5 million of the Company’s Common stock that will be registered with the Securities and Exchange Commission (the “SEC”) under a registration statement on a form S–1. Pursuant to the Equity Purchase Agreement, the Company may require L2 Capital to purchase shares of Common Stock in a minimum amount of $25 and maximum of the lesser of (a) $1 million or (b) 150% of the Average Daily Trading Value, upon the Company’s delivery of a Put Notice to L2 Capital. L2 Capital shall purchase such number of shares of Common Stock at a per share price that equals to the lowest closing bid price of the Common Stock during the Pricing Period multiplied by 90%. Before the expiration of the term of the Equity Purchase Agreement, the said Agreement shall terminate, subject to certain exceptions set forth therein, at any time by a written notice from the Company to L2 Capital. A form of the Equity Purchase Agreement is attached herein as Exhibit 10.1.

In connection with the Equity Purchase Agreement, the Company has issued to L2 Capital an 8% convertible promissory note (the “Commitment Note”) in the principal amount of $160 in consideration of L2 Capital’s contractual commitment to the Equity Purchase Agreement. The Commitment Note matures six months after the Issue Date. All or part of the Commitment Note is convertible into the Common Stock of the Company upon the occurrence of any of the Events of Default at a Variable Conversion Price that equals to 75% of the lowest Trading Price for the Common Stock during a thirty–day Trading Day period immediately prior to the Conversion Date. A form of the Commitment Note is attached herein as Exhibit 10.2.

In addition, on March 10, 2017, the Company and L2 Capital entered into a securities purchase agreement (the “Securities Purchase Agreement”), pursuant to which the Company issued two 10% convertible notes (the “Convertible Notes”) in an aggregate principal amount of $1 million with a 20% original issue discount, of which first convertible note was funded on March 14, 2017. The Company received gross proceeds of $393 (which represents the deduction of the 20% original discount and $7 for L2 Capital’s legal fees) in exchange for issuance of the first Convertible Note (the “First Note”) in the Principal Amount of $500. The First Note matures six months from the Issue Date and the accrued and unpaid interest at a rate of 10% per annum is due on such date. At any time on or after the occurrence of an Event of Default, the Holder of the First Note shall have the right to convert all or part of the unpaid and outstanding Principal Amount and the accrued and unpaid interest to shares of Common Stock at a Conversion Price that equals 65% multiplied by the lowest Trading Price for the Common Stock during a thirty–day Trading Day period immediately prior to the Conversion Date (the “Market Price”). A form of the Securities Purchase Agreement is attached herein as Exhibit 10.3 and a form of the Convertible Note is attached herein as Exhibit 10.4.

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

In connection with the issuance of the First Note, the Company also issued to L2 Capital Warrants to purchase up to 400,000 shares of Common Stock (the “Warrant Shares”) pursuant to the Common stock purchase warrant (the “Common Stock Purchase Warrant”) executed by the Company. The Warrant shall be exercisable at a price of 110% multiplied by the closing bid price of the Common Stock on the Issuance Date (the “Exercise Price”), subject to adjustments and exercisable from the Issue Date until the seven–year anniversary. At the time that the Second Note is funded by the Holder thereof in cash, then on such funding date, the Warrant Shares shall immediately and automatically be increased by the quotient (the “Second Warrant Shares”) of $375,000.00 divided by the lesser of (i) the Exercise Price and (ii) 110% multiplied by the closing bid price of the Common Stock on the funding date of the Second Note. With respect to the Second Warrant Shares, the Exercise Price hereunder shall be redefined to equal the lesser of (i) the Exercise Price and (ii) 110% multiplied by the closing bid price of the Common Stock on the funding date of the Second Note. L2 Capital may exercise the Warrant cashless unless the underlying shares of Common Stock have been registered with the SEC prior to the exercise. A form of the Common Stock Purchase Warrant is attached herein as Exhibit 10.5.

Risks and uncertainties related to our future capital requirements

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2017, the Company had incurred significant operating losses since inception and continues to generate losses from operations and has an accumulated deficit of $334,465. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

At March 31, 2017, MGT’s cash, cash equivalents and restricted cash were $334. The Company intends to raise additional capital, either through debt or equity financings or through the continued sale of the Company’s assets in order to achieve its business plan objectives. Management believes that it can be successful in obtaining additional capital; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

Inflation

The effect of inflation on the Company’s operating results was not significant.

Item 3. Quantitative and qualitative disclosures about market risk

At March 31, 2017, the Company had approximately $334 in cash, cash equivalents. The Company’s investment policy and strategy are focused on preservation of capital and supporting the Company’s liquidity requirements.

We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Item 4. Controls and procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer, who is also our Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a–15(e) or 15d–15(e) of the Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures as of March 31, 2017 (the end of the period covered by this Quarterly Report on Form 10–Q), have not been designed and are not functioning effectively to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. During the quarter ended March 31, 2017, management engaged an independent third party to perform a controls assessment and analysis. Management is currently establishing a controls implementation plan and plan to incorporate such controls during the year ended December 31, 2017.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

On September 1, 2016, the Company and John McAfee filed an action in the United States District Court for the Southern District of New York seeking a declaration that the use of or reference to the personal name of John McAfee and/or McAfee in its business, and specifically in the context of renaming the Company, of which McAfee is the Executive Chairman, to “John McAfee Global Technologies, Inc.,” does not infringe upon Intel’s trademark rights or breach any agreement between the parties. Intel has submitted an Amended Answer and Counterclaims alleging Lanham Act and federal/state trademark violations and Common law unfair competition relating to the same factual circumstances. The Company filed a Reply to Counterclaims on November 3, 2016, and a case management plan and scheduling order was filed on October 28, 2016. The Plaintiffs vigorously dispute these allegations and on or about January 3, 2017, Plaintiffs filed a Motion to Dismiss Defendants’ Counterclaims on the grounds that they fail as a matter of law. The Motion is still pending before the Court. The parties met for a court supervised settlement conference on April 21, 2017. A second court supervised settlement conference has been scheduled for June 29, 2017.

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

Item 1–A. Risk factors

There are no additional risk factors other than those discussed in our Annual Report Form 10–K filed April 20, 2017.

Item 2. Unregistered sales of equity securities and use of proceeds

During the three months ended March 31, 2017, the Company issued 550,000 shares of restricted Common stock to certain employees.

The above issuances were made in reliance on an exemption from registration set forth in Section 4(2) of the Securities Act. The issuances did not result in any proceeds to the Company.

In addition, on March 3, 2017 the Company issued 2,000,000 unregistered shares of Common stock to Future Tense in connection with its purchase of 46% Demonsaw’s membership interests from Future Tense. This issuance was made in reliance on an exemption from registration set forth in Section 4(2) of the Securities Act, as amended.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

10.1	Form of the Equity Purchase Agreement

10.2	Form of the Commitment Note

10.3	Form of the Securities Purchase Agreement

10.4	Form of the Convertible Note

10.5	Form of the Common Stock Purchase Warrant

31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT CAPITAL INVESTMENTS, INC

May 18, 2017	By:	/s/ ROBERT B. LADD
Robert B. Ladd
President and Interim Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

