Form 10-Q
period 2017-06-30
MGT CAPITAL INVESTMENTS INC
filed 2017-08-09
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–accelerated filer	[ ] (Do not check if smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act)

Yes [  ] No [X]

As of August 7, 2017, there were 39,906,189 shares of the registrant’s Common stock, $0.001 par value per share, issued and outstanding.

MGT CAPITAL INVESTMENTS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of
	June 30, 2017	December 31, 2016
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$323	$345
Prepaid expenses and other current assets	246	153
Investments available for sale	-	44
Digital currencies	17	10
Total current assets	586	552

Non-current assets:
Property and equipment, net	1,482	602
Intangible assets, net	385	468
Investments, at cost	-	287
Total assets	$2,453	$1,908

Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$711	$66
Accrued expenses	220	124
Other payables	10	1
Notes payable, net of discount, current portion	518	-
Total current liabilities	1,459	191

Non-current liabilities:
Notes payable, net of discount	493	2,300
Total liabilities	1,952	2,491

Commitments and Contingencies
Redeemable convertible preferred stock - Temporary equity
Preferred stock, Series A Convertible Preferred, $0.001 par value, 1,500,000 shares authorized at June 30, 2017 and December 31, 2016. 1,416,160 shares issued and held in treasury as of June 30, 2017 and December 31, 2016. No shares outstanding at June 30, 2017 and December 31, 2016.	-	-

Equity (deficit)
Undesignated preferred stock, $0.001 par value, 8,500,000 shares authorized at June 30, 2017 and December 31, 2016. No shares issued or outstanding at June 30, 2017 and December 31, 2016	-	-
Common stock, $0.001 par value; 75,000,000 shares authorized; 38,957,855 and 28,722,855 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	39	29
Additional paid-in capital	339,077	327,943
Accumulated other comprehensive loss	-	(66)
Accumulated deficit	(338,593)	(328,467)
Total equity (deficit) attributable to MGT stockholders	523	(561)
Non-controlling interests	(22)	(22)
Total equity (deficit)	501	(583)

Total liabilities, equity (deficit), redeemable convertible preferred stock and non-controlling interest	$2,453	$1,908

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per-share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Revenues
Bitcoin mining	$388	$-	$700	$-

Cost of revenues
Bitcoin mining	188	-	389	-
Gross margin	200	-	311	-

Operating expenses:
General and administrative	4,172	3,769	7,007	4,423
Sales and marketing	65	-	183	-
Research and development	83	-	186	-
Impairment of goodwill	-	1,496	-	1,496
Impairment of intangible assets	-	673	-	673
Total operating expenses	4,320	5,938	7,376	6,592

Operating loss	(4,120)	(5,938)	(7,065)	(6,592)

Other non-operating (expense) / income
Interest and other income (expense) / income	(152)	11	(190)	36
Accretion of debt discount	(11)	-	(48)	-
Loss on sale of investments	-	(462)	(84)	(1,193)
Gain on sale of property and equipment	48	-	48	-
Impairment - equity method investment, related party	-	-	(2,500)	-
Impairment of long-term investments	-	-	(287)	-
Total other non-operating expenses	(115)	(451)	(3,061)	(1,157)

Net loss before non-controlling interest	$(4,235)	$(6,389)	$(10,126)	$(7,749)

Net loss attributable to non-controlling interest	-	296	-	319

Net loss attributable to Common stockholders	$(4,235)	$(6,093)	$(10,126)	$(7,430)

Other comprehensive loss
Realized loss on sale of investments	-	775	66	1,205
Unrealized holding gain	-	82	-	82
Comprehensive loss	$(4,235)	$(5,236)	$(10,060)	$(6,143)

Per-share data
Basic and diluted loss per share	$(0.12)	$(0.29)	$(0.31)	$(0.38)

Weighted average number of Common shares outstanding	34,476,701	21,228,156	32,173,684	19,578,022

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(10,126)	$(7,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	196	11
Amortization of intangible assets	83	57
Stock-based compensation expense	3,896	1,413
Stock issued for amendment of notes payable	118	-
Warrant modification expense	-	431
Loss on sale of investments - short term	84	1,193
Impairment of long-term investments	2,787	-
Impairment of intangible assets	-	673
Amortization of debt discount	48	-
Gain on sale of property and equipment	(48)	-
Impairment of goodwill	-	1,496
Change in operating assets and liabilities
Prepaid expenses and other current assets	67	(80)
Digital currencies	(7)	-
Accounts payable	645	48
Accrued expenses	105	1
Other payables	-	(1)
Net cash used in operating activities	(2,152)	(2,507)

Cash Flows From Investing Activities
Release of restricted cash and security deposit	-	39
Purchase of investment - short term	-	(414)
Purchase of investment - long term	-	(150)
Purchase of note receivable- long term	-	(45)
Proceeds from sale of investments	26	1,391
Purchase of property and equipment	(1,339)	-
Proceeds from sale of property and equipment	310	-
Net cash (used in) provided by investing activities	(1,003)	821

Cash Flows From Financing Activities
Proceeds from issuance of L2 Note	393	-
Proceeds from issuance of 10% convertible promissory notes	100	-
Proceeds from issuance of Spring 2017 Notes	265	-
Proceeds from issuance of Illiad Notes	1,125	-
Proceeds from private placement	1,150	-
Proceeds from sale/exercise of common stock warrants	100	2,427
Net cash provided by financing activities	3,133	2,427

Net change in cash and cash equivalents	(22)	741

Cash and cash equivalents, beginning of period	345	359

Cash and cash equivalents, end of period	$323	$1,100

Supplemental disclosure of cash flow information:
Cash paid for interest	$43	$-

Cash paid for income tax	$-	$-

Non-cash investing and financing activities:
Conversion of convertible debt	$1,875	$-
Issuance of L2 commitment note	$160	$-
Reclassification adjustment upon Sale of available for sale investment in net loss	$66	$1,205
Unrealized gain on available for Sale investments	$-	$82
Beneficial conversion feature on convertible debt and warrants issued concurrent with debt	$1,504	$-

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 1. Organization and basis of presentation

Organization

MGT Capital Investments, Inc. (“MGT,” “the Company,” “we,” “us”) is a Delaware corporation, incorporated in 2000. The Company was originally incorporated in Utah in 1977. MGT is comprised of the parent company, wholly–owned subsidiaries MGT Cybersecurity, Inc. (“MGT Cybersecurity”), Medicsight, Inc. (“Medicsight”), MGT Sports, Inc. (“MGT Sports”), MGT Studios, Inc. (“MGT Studios”), MGT Interactive, LLC (“MGT Interactive”), MGT Gaming, Inc. (“MGT Gaming”) and MGT Mining One, Inc. (“Mining Sub”). MGT Studios also owns a controlling minority interest in the subsidiary M2P Americas, Inc. Our corporate office is located in Durham, North Carolina. Mining Sub was formed in April 2017 for the purpose of facilitating the issuance of the Iliad Note.

The Company is in the process of acquiring and developing a diverse portfolio of cybersecurity technologies.

Also, as part of its corporate efforts in secure technologies, MGT is growing its capacity in mining Bitcoin.

On September 8, 2016, MGT stockholders voted to change the corporate name of MGT to “John McAfee Global Technologies, Inc.” Following a dispute over ownership and permitted usage of the name McAfee, the Company and Intel agreed to a mediation process to avoid unnecessary legal costs. On June 30, 2017 the Company entered into a settlement agreement with Intel (See Note 13).

Cybersecurity

On May 9, 2016, the Company, through its wholly owned subsidiary, MGT Cybersecurity, Inc., entered into an asset purchase agreement (APA) to acquire certain assets owned by D–Vasive, Inc. (the “D-Vasive APA”), a Wyoming corporation in the business of developing and marketing certain privacy and anti–spy applications. Pursuant to the terms of the D–Vasive APA, the Company had agreed to purchase assets including, but not limited to, applications for use on mobile devices, intellectual property, customer lists, databases, sales pipelines, proposals and project files, licenses and permits. The proposed purchase price for D–Vasive was $300 in cash and 23.8 million shares of MGT common stock. On October 5, 2016, the Company paid a $70 refundable advance as part of a modification of terms. The advance will be refundable if the APA is not closed within twelve months of the modification.

On May 26, 2016, the Company entered into an asset purchase agreement with Demonsaw LLC (the “Demonsaw APA”), a Delaware company, for the purchase of certain technology and assets. Demonsaw is in the business of developing and marketing secure and anonymous information sharing applications. Pursuant to the terms of the Demonsaw APA, the Company agreed to purchase assets including the source code for the Demonsaw solution, intellectual property, customer lists, databases, sales pipelines, proposals and project files, licenses and permits. The proposed purchase price for Demonsaw was 20.0 million shares of MGT common stock.

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

On August 8, 2016, the Company filed a Definitive Proxy Statement to solicit, among other things, shareholder approval of the D–Vasive acquisition, at the upcoming Annual Meeting of Stockholders. On September 8, 2016, shareholder approval was obtained. However, on September 19, 2016, the New York Stock Exchange informed the Company that it would not approve the listing on the Exchange of the 43.8 million shares required to be issued to complete the closing of the D–Vasive acquisition. Not reaching this critical closing condition resulted in the termination of the Amended APA.

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

Note 1. Organization and basis of presentation, continued

Cybersecurity, continued

Janice Dyson, wife of John McAfee, the Company’s Executive Chairman of the Board of Directors and Chief Executive Officer, is the sole director of FTS and owns 33% of the currently outstanding shares of common stock of such company.

On April 3, 2017 the Company terminated the APA dated May 9, 2016, as amended on July 7, 2016, entered into by and among MGT, D–Vasive, the shareholders of D–Vasive and MGT Cybersecurity. The termination of the APA was premised on Section 3.4(b) of the APA which states that the APA may be terminated by either party thereto if the Closing contemplated thereunder did not occur on or before a specified date and the same is not otherwise extended by the parties, in writing or otherwise. Pursuant to the APA, as amended, MGT would have acquired certain technology and assets of D–Vasive if the Closing had occurred on the terms of the APA, as amended.

Bitcoin mining

On September 13, 2016, the Company announced launch of its 5.0 PH/s Bitcoin mining operation, based in central Washington. The facility is currently being expanded with the addition of 13 PH/s in computing power.

Legacy businesses

Prior to second quarter ending June 30, 2016, the Company and its subsidiaries were principally engaged in the business of acquiring, developing, and monetizing assets in the online and mobile gaming space as well as the social casino industry.

Note 2. Going concern and management plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2017, the Company had incurred significant operating losses since inception and continues to generate losses from operations and as of June 30, 2017, has an accumulated deficit of $338,593. At June 30, 2017, MGT’s cash and cash equivalents were $323. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Commercial results have been limited and the Company has not generated significant revenues. The Company’s primary source of operating funds since inception has been debt and equity financings. The Company intends to raise additional capital, through debt and equity financings. Management believes that it can be successful in obtaining additional capital; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 3. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10–Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by U.S. GAAP. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2016, as filed with the SEC on April 20, 2017. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2017.

Use of estimates and assumptions and critical accounting estimates and assumptions

The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

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

(2) Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets, resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry–forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

(3) Estimates and assumptions used in valuation of equity instruments and debt instruments: Management estimates the expected term of embedded conversion features, share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value derivative financial instruments, share options and similar instruments.

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

Note 3. Summary of significant accounting policies, continued

Principles of consolidation

All intercompany transactions and balances have been eliminated. Non–controlling interest represents the minority equity investment in MGT subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

Fair value of financial instruments

The Company follows ASC 820–10 of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification to measure the fair value of its financial instruments and disclosures about fair value of its financial instruments. ASC 820–10 establishes a framework for measuring fair value and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820–10 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by ASC 820–10 are described below:

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

The Company had no Level 3 financial assets or liabilities as of June 30, 2017 and December 31, 2016.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 3. Summary of significant accounting policies, continued

Fair value of financial assets and liabilities measured on a recurring basis

The Company uses Level 1 of the fair value hierarchy to measure the fair value of digital currencies and revalues its digital currencies at every reporting period and recognizes gains or losses in the consolidated statements of operations that are attributable to the change in the fair value of the digital currency.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

The following table provides the investments carried at fair value measured on a recurring basis as of June 30, 2017:

		Fair value measurement using
	Carrying value	Level 1	Level 2	Level 3	Total
Digital currencies	$17	$17	$—	$—	$17

The following table provides the investments carried at fair value measured on a recurring basis as of December 31, 2016:

	Carrying Value	Level 1	Level 2	Level 3	Total
Investments – FNCX common shares	$44	$44	$–	$–	$44
Digital currencies	10	10	–	–	10

Beneficial conversion feature of convertible notes payable

The Company accounts for convertible notes payable in accordance with the guidelines established by the FASB Accounting Standards Update (“ASU”) Topic 470-20, Debt with Conversion and Other Options, Emerging Issues Task Force (“EITF”) 98-5, Accounting for Convertible Securities with beneficial conversion features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No 98-5 To Certain Convertible Instruments. The beneficial conversion feature of a convertible note is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a beneficial conversion feature related to the issuance of a convertible note when issued and also records the estimated fair value of any warrants issued with those convertible notes. The beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.

The beneficial conversion feature of a convertible note is measured by first allocating a portion of the note’s proceeds to any warrants, if applicable, as a discount on the carrying amount of the convertible on a relative fair value basis. The discounted face value is then used to measure the effective conversion price of the note. The effective conversion price and the market price of the Company’s common stock are used to calculate the intrinsic value of the conversion feature. The intrinsic value is recorded in the financial statements as a debt discount from the face amount of the note and such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner) and is charged to interest expense.

Revenue recognition

The Company recognizes revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement and that the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is probable. Our material revenue stream is related to the mining of digital currency. The Company derives its revenue by providing transaction verification services within the digital currency network of Bitcoin, commonly termed “Bitcoin mining.” In consideration for these services, the Company receives digital currency, Bitcoins (“BTC,” “coins”). The coins are recorded as revenue, using the average spot price of Bitcoin on the date of receipt. The coins are recorded on the balance sheet at their fair value and re–measured at each reporting date. Revaluation gains or losses, as well gains or losses on sale of BTC are recorded in the statement of operations. Expenses associated with running the Bitcoin mining business, such as equipment deprecation, rent and electricity cost are recorded as cost of revenues.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 3. Summary of significant accounting policies, continued

Loss per share

Basic loss per share is calculated by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing the net loss attributable to common shareholders by the sum of the weighted average number of common shares outstanding plus potential dilutive common shares outstanding during the period. Potential dilutive securities, comprised of unvested restricted shares, stock warrants and stock options, are not reflected in diluted net loss per share because such shares are anti–dilutive.

The computation of diluted loss per share for the three and six months ended June 30, 2017, excludes 2,500,000 unvested restricted shares, 6,000,000 shares issuable under options and 11,716,819 shares issuable under warrants. The computation of diluted loss per share for the three and six months ended June 30, 2016, excluded 1,000,000 unvested restricted shares and 100,000 shares issuable under warrants, as they were anti–dilutive due to the Company’s net loss.

Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group in deciding how to allocate resources and in assessing performance. Our chief operating decision–making group is composed of the chief executive officer and chief financial officer. We currently operate in the cybersecurity and bitcoin mining segments. Certain corporate expenses are not allocated to segments.

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

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 3. Summary of significant accounting policies, continued

Stock–based compensation, continued

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

Reclassification

Certain amounts in prior periods have been reclassified to conform to current period presentation. These reclassifications had no effect on the previously reported net loss.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements, other than those disclosed below and in the Annual Report on Form 10–K.

In July 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. ASU 2017-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company has adopted the ASU beginning with these condensed consolidated financial statements. As a result, the conversion features of certain of its convertible notes payable and equity instruments that contain “down round” provisions will not be bifurcated and will not be recorded as a derivative liability.

Note 4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2017	December 31, 2016
Prepaid services	$86	$153
Deferred offering costs (See note 9)	160	–
Total prepaid expenses and other current assets	$246	$153

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

Investments available for sale

	June 30, 2017	December 31, 2016
FNCX common shares	$–	$44

For non–public, non–controlled investments in equity securities, the Company uses the cost–method of accounting.

Investments at cost

	June 30, 2017	December 31, 2016
DDGG common shares	$–	$287

During the three and six months ended June 30, 2017, the Company recognized an impairment charge of $0 and $287, respectively, related to its investment in DDGG.

Note 6. Intangible assets

The Company’s intangible assets consisted of the following:

Intangible assets
January 1, 2017	$468
Impairment	–
Amortization	(83)
June 30, 2017	$385

For the three months ended June 30, 2017 and 2016, the Company recorded amortization expense of $41 and $57, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded amortization expense of $83 and $57, respectively.

The following table outlines estimated future annual amortization expense for the next three years:

Years ended December 31,	Amount
2017 (six months)	$83
2018	165
2019	137
$385

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 7. Property and equipment

Property and equipment consisted of the following:

	June 30, 2017	December 31, 2016
Computer hardware and software	$10	$10
Bitcoin machines	1,785	708
	1,795	718
Less: Accumulated depreciation	(313)	(116)
Property and equipment, net	$1,482	$602

The Company recorded depreciation expense of $97 and $5 for the three months ended June 30, 2017, and 2016, respectively. The Company recorded depreciation expense of $196 and $11 for the six months ended June 30, 2017, and 2016, respectively.

During the second quarter of 2017, the Company sold bitcoin machines with a book value of $262 for gross proceeds of $310 and recorded a gain on sale of $48.

Note 8. Accrued expenses

Accrued expenses consisted of the following:

	June 30, 2017	December 31, 2016
Legal, consulting, interest and others	$220	$124

Note 9. Notes payable

As of June 30, 2017, the Company’s notes payable consisted of the following:

	Gross	Discount	Net	Current	Long Term
Convertible notes payable:
August 2016 Notes	$425	$-	$425	$-	$425
10% convertible promissory note	100	(95)	5	5	-
Iliad Note	1,355	(1,354)	1	-	1
Total convertible notes payable	1,880	(1,449)	431	5	426

Conventional notes payable:
L2 Front End Note	500	(258)	242	242	-
L2 Commitment Note	160	-	160	160	-
May 2017 Notes	330	(152)	178	111	67
Total conventional notes payable	990	(410)	580	513	67

Total	$2,870	$(1,859)	$1,011	$518	$493

As of December 31, 2016, the Company’s notes payable consisted of the following:

	Gross	Discount	Net	Current	Long Term
August 2016 Notes	$2,300	$-	$2,300	$-	$2,300

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 9. Notes payable

August 2016 Notes

On August 2, 2016, the Company sold $2,300 in unsecured promissory notes in a private placement, which were subsequently exchanged for new notes in the same principal amount (the “August 2016 Notes”). The August 2016 Notes are convertible, at the option of the holder thereof, into shares of the Company’s common stock at a conversion price of $1.00 per share, which was to be adjusted for any future issuances of equity. During the first quarter of 2017, the conversion price of the August 2016 Notes was adjusted down to $0.75 per share.

During February and March 2017, holders of the Company’s August 2016 Notes converted a total of $1,800 principal value into a total of 1,900,000 shares of the Company’s common stock.

On June 27, 2017, holders of the Company’s August 2016 Notes converted a total of $75 principal value into a total of 100,000 shares of the Company’s common stock.

10% convertible promissory notes

During February and March 2017, the Company issued two $50, 10% convertible promissory notes. Both notes mature one year from the date of issuance. Both notes are convertible at a fixed rate of $0.25 per share. Management recorded a beneficial conversion feature on both of the notes in aggregate of $100 and recorded to additional paid in capital. The beneficial conversion features are being accreted to interest expense over the 1 year life of the notes.

During the three and six months ended June 30, 2017, the Company charged to operations $3 and $4, respectively as amortization of debt discount on this note.

Iliad note

On May 18, 2017, the Company sold to Iliad Research and Trading, L.P., (“Iliad”), a Utah limited partnership, a secured convertible note (the “Iliad Note”) in the original principal amount of $1,355, with an original issuance discount of $225 and reimbursed legal and accounting expenses of $5, and a warrant to purchase 1,231,819 shares of common stock of the Company.

The principal and all accrued and unpaid interest on the outstanding balance on the date that is twenty-four (24) months from the issuance date. The Iliad Note is secured with the Company’s ownership of Mining Sub and all assets of Mining Sub. The Note bears an interest rate of 10% per annum, provided that at any time on or after the occurrence of an Event of Default, the interest rate shall be adjusted to 22% per annum. Subject to the terms and conditions set forth in the Iliad Note, the Company may prepay the outstanding balance of the Iliad Note in part or in full in cash of an amount equal to 125% multiplied by the outstanding balance of the Iliad Note.

At any time beginning on the date that is six months from the issuance date until the outstanding balance of the Iliad Note has been paid in full, Iliad may, at its option, convert all or any portion of the outstanding balance into shares of common stock of the Company on a cashless basis at a price of $1.05 per share, which will be adjusted for any future issuances of equity that contain a lower per-share exercise price. In addition, beginning three months after the issuance date, Iliad has the right to redeem a portion of the outstanding balance of the Iliad Note in any amount that is less than $90 per calendar month. The Company has the right to fund each redemption using cash or shares of the Company’s common stock at a price that is the lower of $1.05 per share and the price that is 65% of the Company’s market price.

Management recorded a debt discount for (a) the relative fair value of the warrants issued and (b) the intrinsic value of the beneficial conversion feature on the Iliad Note in the amounts of $202 and $923, respectively. The debt discounts will be accreted using the effective interest method over the term of the Iliad Note. During the three months ended June 30, 2017 and 2016, the Company recorded accretion of the debt discount on the Iliad Note of $1 and $0, respectively. During the six months ended June 30, 2017 and 2016 the Company recorded accretion of the debt discount on the Iliad Note of $1 and $0, respectively.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 9. Notes payable, continued

March 2017 equity purchase agreement

On March 10, 2017, the Company and L2 Capital, LLC (“L2 Capital”), a Kansas limited liability company, entered into an equity purchase agreement (the “Equity Purchase Agreement”), pursuant to which the Company may issue and sell to L2 Capital from time to time up to $5,000 of the Company’s common stock that will be registered with the Securities and Exchange Commission (the “SEC”) under a registration statement on a form S–1. Pursuant to the Equity Purchase Agreement, the Company may require L2 Capital to purchase shares of common stock in a minimum amount of $25 and maximum of the lesser of (a) $1,000 or (b) 150% of the Average Daily Trading Value, upon the Company’s delivery of a Put Notice to L2 Capital. L2 Capital shall purchase such number of shares of common stock at a per share price that equals to the lowest closing bid price of the common stock during the Pricing Period multiplied by 90%. Before the expiration of the term of the Equity Purchase Agreement, the said Agreement shall terminate, subject to certain exceptions set forth therein, at any time by a written notice from the Company to L2 Capital.

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

The Company recorded the Commitment Note as a deferred offering costs as the Company is yet to receive equity proceeds from the Equity Purchase Agreement. The Company is yet to file a registration statement on the offering. Management analyzed the contingent variable conversion price and concluded that the contingent conversion features should be bifurcated and accounted for as a derivative liability only upon the triggering of a default event. Because all default events were cured prior to the release of the financial statements, no derivative liability was recognized.

On May 18, 2017, the Company amended the Equity Purchase Agreement to (a) facilitate the issuance of the Iliad Note and (b) to increase the capacity of the Equity Purchase Agreement to $6,500.

March 2017 securities purchase agreement

In addition, on March 10, 2017, the Company and L2 Capital entered into a securities purchase agreement (the “Securities Purchase Agreement”), which was subsequently amended on March 15, 2017 pursuant to which the Company issued two 10% convertible notes (the “Convertible Notes”) in an aggregate principal amount of $1 million with a 20% original issue discount, of which the first convertible note was funded on March 14, 2017. The Company received gross proceeds of $393 (which represents the deduction of the 20% original discount and $7 for L2 Capital’s legal fees) in exchange for issuance of the first Convertible Note (the “First Note”) in the Principal Amount of $500. The First Note matures six months from the Issue Date and the accrued and unpaid interest at a rate of 10% per annum is due on such date. At any time on or after the occurrence of an Event of Default, the Holder of the First Note shall have the right to convert all or part of the unpaid and outstanding Principal Amount and the accrued and unpaid interest to shares of common stock at a conversion price that equals 65% multiplied by the lowest Trading Price for the common stock during a thirty–day Trading Day period immediately prior to the Conversion Date (the “Market Price”).

Management analyzed the contingent variable conversion price and concluded that the contingent conversion features should be bifurcated and accounted for as a derivative liability only upon the triggering of a default event. A default event occurred on May 15, 2017. However, on May 18, 2017, the Company and L2 Capital amended the note in order to waive all rights resulting from default events under the note. Therefore, no derivative liability was recognized.

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

Note 9. Notes payable, continued

March 2017 securities purchase agreement, continued

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

Management recorded the warrants at relative fair value to additional paid in capital. The corresponding debt discount is being amortized over the life of the note using the effective interest method. During the three and six months ended June 30, 2017, the Company charged to operations $25 and $29, respectively, as accretion of debt discount on this note and warrants issued concurrent with this note.

May 2017 Notes

On May 1, 2017, the Company issued notes payable to two investors in the aggregate amount of $330,000 (the “May 2017 Notes”). The May 2017 Notes mature on October 1, 2018, with mandatory repayments beginning on October 1, 2017 in the amount of $25 and continuing monthly thereafter. The May 2017 Notes accrue interest at a rate of 10% per annum.

The May 2017 Notes are convertible into the Company’s common stock only after an event of default. Events of default include failure to pay payments due under the May 2017 Notes, entrance into any bankruptcy or insolvency proceedings, failure to meet the obligations of any other notes payable in an amount exceeding $100, the Company’s stock being suspending for trading or delisted, losing the Company’s ability to deliver shares, or becoming more than 15 days delinquent on any filings required with the SEC.

The May 2017 Notes feature a “most favored nation” clause, in which, if the Company were to issue convertible notes with more favorable terms to another investor, the holders of the May 2017 Notes can elect to replace their notes with new notes with the same terms as the more favorable notes. As of the date of the issuance of this report, the Company has not replaced the May 2017 Notes under this clause.

The Company recorded an initial debt discount of $165, representing $65 related to an original issue discount and $100 representing the relative fair value of warrants issued to the note holders. The debt discount will be amortized using the effective interest method.

During the three and six months ended June 30, 2017, the Company recorded amortization of debt discount of $14 and $14, respectively, on the May 2017 Notes.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 10. Common stock issuances

Sale of common stock

During February and March 2017, the Company sold 1,625,000 shares of its common stock to accredited investors at a purchase price of $0.40 per Share for aggregate proceeds received of $650. In addition, for every Share purchased, the Investors received detachable warrants, as follows: (i) one Series A Warrant; (ii) one Series B Warrant; and (iii) one Series C Warrant.

During May 2017, the Company sold 1,250,000 shares of its common stock at $0.40 per share for total proceeds of $500. In addition, for every Share purchased, the Investors received detachable warrants, as follows: (i) one Series A Warrant; (ii) one Series B Warrant; and (iii) one Series C Warrant.

Each Series A Warrant is exercisable for one share of common stock, for a period of three years at a price of $0.50 per share. Each Series B Warrant is exercisable for one share of common stock, for a period of three years at a price of $0.75 per share, and each Series C Warrant is exercisable is exercisable for one share of common stock, for a period of three years at a price of $1.00 per share.

Management evaluated the terms of the warrants and determined that each were considered “fixed for fixed” and that they were properly classified as equity instruments.

During the three months ended June 30, 2017, the Company issued 1,010,000 shares of its common stock to consultants in exchange for services. The Company charged $969 to stock based compensation, which is a component of selling, general and administrative expenses in the Company’s Statements of Operations and Comprehensive Loss.

Note 11. Stock–based compensation

Issuance of restricted shares – directors, officers and employees

During the six months ended June 30, 2017, the Company issued 2,150,000 shares of restricted common stock to certain employees. The Company valued each award on its grant date and is expensing the grant date fair value over the 16-24 month vesting period.

The Company’s activity in restricted shares was as follows for the six months ended June 30, 2017:

	Number of shares	Weighted average grant date fair value
Non–vested at December 31, 2016	1,000,000	$2.31
Granted	2,150,000	0.93
Vested	(650,000)	1.79
Forfeited	–	–
Non–vested at June 30, 2017	2,500,000	$1.26

For the three and six months ended June 30, 2017 the Company has recorded $666 and $1,005, in employee and director stock–based compensation expense, which is a component of selling, general and administrative expense in the condensed consolidated statement of operations and comprehensive loss.

During the three and six months ended June 30, 2017, the Company did not allocate any stock–based compensation expense to non–controlling interest.

As of June 30, 2017, unamortized stock-based compensation costs related to restricted share arrangements was $2,613, and will be recognized over a weighted average period of 1.45 years.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 11. Stock–based compensation, continued

Stock options

The following is a summary of the Company’s stock option activity for the six months ended June 30, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life	Intrinsic Value
Outstanding – January 1, 2017	6,000,000	$0.71	$1.28
Granted	–
Exercised	–
Forfeited/Cancelled	–
Outstanding – June 30, 2017	6,000,000	$0.71	$1.28	4.42	$3,970

Exercisable – June 30, 2017	2,000,000	$0.71	$1.28	4.42	$1,323

For the three months ended June 30, 2017 and 2016, the Company has recorded $962 and $0, respectively, in employee and director stock–based compensation expense, which is a component of selling, general and administrative expense in the condensed consolidated statement of operations.

For the six months ended June 30, 2017 and 2016, the Company has recorded $1,925 and $0, respectively, in employee and director stock–based compensation expense, which is a component of selling, general and administrative expense in the condensed consolidated statement of operations.

As of June 30, 2017, unrecognized compensation costs related to non–vested stock options was $5,133 and will be recognized over a weighted average period of 1.42 years.

Warrants

During February and March, 2017, the Company issued warrants to purchase 4,875,000 shares of the Company’s common stock in connection with private placements. One third of the warrants have an exercise price of $0.50 per share, one third of the warrants have an exercise price of $0.75 per share and one third of the warrants have an exercise price of $1.00 per share. All of the warrants expire three years from the date of issuance.

On March 10, 2017, the Company issued a warrant to purchase 400,000 shares of the Company’s common stock to L2 Capital in connection with the March 2017 Equity Purchase Agreement. These warrants have an exercise price of $0.957 per share and expire on March 10, 2024.

On May 1, 2017, the Company issued warrants to purchase 360,000 shares of the Company’s common stock to the holders of the May 2017 Notes. These warrants have an exercise price of $0.50 per share and expire on May 31, 2022.

On May 18, 2017, the Company issued warrants to purchase 1,231,819 shares of the Company’s common stock to Iliad, in connection with the issuance of the Iliad Note. These warrants have an exercise price of $1.05 per share and expire on May 31, 2022.

On May 1, 2017, the Company issued warrants to purchase 3,750,000 shares of the Company’s common stock in connection with a private placement. One third of the warrants have an exercise price of $0.05 per share, one third of the warrants have an exercise price of $0.75 per share and one third of the warrants have an exercise price of $1.00 per share. All of the warrants expire three years from the date of issuance.

In June 2017, the Company issued warrants to purchase 1,000,000 shares of the Company’s common stock in connection with a private placement. The warrants have an exercise price of $1.25 per share. All of the warrants expire three years from the date of issuance.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 11. Stock–based compensation, continued

Warrants, continued

The following table summarizes information about shares issuable under warrants outstanding at June 30, 2017:

	Warrant shares outstanding	Weighted average exercise price	Intrinsic Value
Outstanding at January 1, 2017	100,000	$3.75
Issued	11,616,819	0.83
Exercised	–
Expired	–
Outstanding at June 30, 2017	11,716,819	$0.85	$6,331

Exercisable at June 30, 2017	11,716,819	$0.85	$6,331

Note 12. Non–controlling interest

At June 30, 2017, the Company’s non–controlling interest was as follows:

	M2P Americas	Total
At January 1, 2017	$(22)	$(22)
Non–controlling share of net loss	(–)	(–)
At June 30, 2017	$(22)	$(22)

Note 13. Operating leases, commitments and legal

Operating leases

On October 26, 2015, the Company entered into an Office License Agreement commencing December 1, 2015. The term expired on November 30, 2016 and carried a monthly fee of $4, with one month (January) rent free. The Company paid a refundable service retainer of $6 and a non–refundable set up fee of $1.

On August 9, 2016, the Company entered into a Sublease Agreement for an office lease in Durham, North Carolina. The lease commenced on September 1, 2016 and expires on January 31, 2020. Monthly rent will be $6 for the first 12–month period, $7 for the second 12–month period, $7 for the third 12–month period and $7 per month for the remaining months until expiration of the lease. A security deposit of $13 was required upon execution of the sublease.

Total lease rental expense totaled $24 and $13 during the three months ended June 30, 2017 and 2016, respectively, and $60 and $23 for the six months ended June 30, 2017 and 2016, respectively.

Total future minimum payments required under the new operating lease are as follows.

Year ended December 31,
2017 (six months)	$41
2018	85
2019	85
2020	7
$218

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 13. Operating leases, commitments and legal, continued

Commitments

On July 7, 2016, the Company entered into an employment agreement with Robert B. Ladd, to act as its President and Chief Operating Officer. The terms of his agreement were reviewed and approved by the Company’s Nominations and Compensation Committee. Under the terms of the agreement, Mr. Ladd will serve as President and Chief Operating Officer receives a salary of $240 per year and is eligible for a cash and/or equity bonus as determined by the Nomination and Compensation Committee. Further, Mr. Ladd received 2,000,000 shares of the Company’s common stock, 1/3 of which shall vest within 12 months from the execution of the agreement, another 1/3 within 18 months, and the remaining 1/3 within 24 months from the execution of the agreement. Lastly, the agreement also provides for certain rights granted to Mr. Ladd in the event of his death, permanent incapacity, voluntary termination or discharge for cause.

On November 18, 2016, the Company entered into an employment agreement with John McAfee pursuant to which Mr. McAfee joined the Company as Executive Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. McAfee has a base annual salary of $1.00 per day; payable at such times as the Company customarily pays is other senior level employees. In addition, Mr. McAfee was granted Executive options (the “Options”) to purchase an aggregate of six million (6,000,000) shares of the Company’s common stock (the “Option Shares”), which shall be exercisable for a period of five (5) years as follows:

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

Mr. McAfee is also eligible to earn a cash and/or equity bonus as the Compensation Committee may determine, from time to time, based on meeting performance objectives and bonus criteria to be mutually identified by Mr. McAfee and the Nomination and Compensation Committee. Such objectives and criteria may be based on a favorable sale or merger of the Company, in addition to operating metrics.

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

Legal

On September 2, 2016, the Company and John McAfee filed an action in the United States District Court for the Southern District of New York seeking a declaration that the use of or reference to the personal name of John McAfee and/or McAfee in its business, and specifically in the context of renaming the Company to “John McAfee Global Technologies, Inc.,” does not infringe upon Intel’s trademark rights or breach any agreement between the parties. Following a series of motions and counter-motions, both parties agreed to a court-supervised mediation process.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 13. Operating leases, commitments and legal, continued

Legal, continued

On June 30, 2017, the Company entered into a settlement agreement with Intel Corporation in which the Company agreed not to use “John McAfee Global Technologies,” “John McAfee Privacy Phone,” “John McAfee” or “McAfee” as (or as part of) a trademark, logo, trade name, business name, slogan, service mark or brand name in connection with cybersecurity related products or services. Notwithstanding, the Company is permitted to use the name “John McAfee” in promotional and advertising materials and on product packages, provided that the name is used in a descriptive manner and in compliance with the specifications set forth in the Settlement Agreement. Additionally, the Company may use John McAfee’s likeness without restrictions.

On July 5, 2017, the United States District Court for the Southern District of New York (the “Court”) dismissed with prejudice all claims and counterclaims filed in the case entitled John McAfee et al. v. Intel Corporation et al., Case No. 1:16-CV-06934 (the “Action”). The Action relates to a complaint for declaratory judgement filed by Mr. John McAfee and MGT Capital Investments, Inc. (the “Company”) against Intel Corporation (“Intel”), seeking, among other things, a ruling that John McAfee and the Company’s intended uses of Mr. McAfee’s name were lawful and did not infringe upon or dilute any of Intel’s rights in the McAfee marks.

The dismissal of the Action was based upon a stipulation of voluntary dismissal (the “Stipulation”) entered into by the Parties pursuant to a settlement agreement (the “Settlement Agreement”) dated June 30, 2017. Under the terms of the Settlement Agreement, the Company agreed not to use “John McAfee Global Technologies,” “John McAfee Privacy Phone,” “John McAfee” or “McAfee” as (or as part of) a trademark, logo, trade name, business name, slogan, service mark or brand name in connection with cybersecurity related products or services. Notwithstanding, the Company is permitted to use the name “John McAfee” in promotional and advertising materials and on product packages, provided that the name is used in a descriptive manner and in compliance with the specifications set forth in the Settlement Agreement. Additionally, the Company may use John McAfee’s likeness without restrictions. The Court will retain jurisdiction over the Parties for purposes of enforcing this Settlement Agreement.

A number of law firms have issued press releases announcing that they are investigating claims on behalf of shareholders of the Company regarding potential violations of the Exchange Act.

On September 15, 2016, the Company received a subpoena from the U.S. Securities and Exchange Commission. The Company has cooperated fully with the Commission and its Staff in a timely manner. The Company intends to fully comply with any additional requests the Company may receive from the SEC in the future.

In September 2016, various shareholders in the Company filed putative class action lawsuits against the Company, its president and certain of its individual officers and directors. The cases were filed in the United States District Court for the Southern District of New York and alleged violations of federal securities laws and seek damages. On April 11, 2017 those cases were consolidated into a single action (the “Securities Action”) and two individual shareholders were appointed lead plaintiffs by the Court. On June 30, 2017, the lead plaintiffs filed an amended complaint. The Company is vigorously defending the lawsuits and believes it has meritorious defenses against the claims alleged in the amended complaint.

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

Note 13. Operating leases, commitments and legal, continued

Legal, continued

On March 3, 2017 and April 4, 2017 respectively, two additional actions were filed against the Company by its shareholder Barry Honig (“Honig”). The first action was filed in federal court in North Carolina (the “North Carolina Action”) against the Company and its president and alleges claims for libel, slander, conspiracy, interference with prospective economic advantage, and unfair trade practices. The North Carolina Action substantively alleges that the defendants defamed Honig by causing or allowing certain statements to be published about Honig in news blogs and articles authored by a journalist, who is also a defendant in the case. On June 5, 2017, the Company filed a motion to dismiss the lawsuit, and on July 17, 2017 the plaintiff filed on opposition brief to the motion to dismiss. The Company and its president are vigorously defending the suit and believe they have good and meritorious defenses.

The second action was brought by Honig and certain shareholders in the United States District Court for the Southern District of New York (the “Breach of Contract Action”) against the Company and certain of its officers and directors. The Breach of Contract Action alleges claims for tortious interference with contractual relations, breach of contract, and unjust enrichment related to the Company’s unsuccessful attempt to acquire D–Vasive and Demonsaw in 2016 and the alleged resulting harm to certain D–Vasive and Demonsaw noteholders. The damages claimed include (a) an amount of $46,750, (b) together with interest, costs and reasonable attorneys’ fees as provided by law and relevant agreements, and (c) any further or different relief as this Court deems lawful and proper under the circumstances. The Company filed a motion to dismiss on June 5, 2017 and the plaintiffs filed an amended complaint on June 26, 2017. On June 30, 2017, the court granted a motion for extension of time filed by the Company and granted the Company until August 28, 2017 to file its response. The Company and its officers and directors believe that they have meritorious defense against the claims alleged in the amended complaint.

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

On May 9, 2016, the Company entered a consulting agreement with FTS, pursuant to which FTS would provide advice, consultation, information and services to the Company including assistance with executive management, business and product development and potential acquisitions or related transactions. During the three months ended June 30, 2017 and 2016, the Company recorded consulting fees of $73 and $646, respectively, to FTS for such services. During the six months ended June 30, 2017 and 2016, the Company recorded consulting fees of $135 and $646, respectively, to FTS for such services. As of June 30, 2017, the Company owed $0 to FTS, which is included in accounts payable in the accompanying unaudited condensed consolidated balance sheet.

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

The Company evaluates performance of its operating segments based on revenue and operating loss. The following table summarizes our segment information as of and for the three and six months ended June 30, 2017 and 2016:

	Intellectual property	Gaming		Cybersecurity	Unallocated corporate/ other	Bitcoin mining	Total
Three months ended June 30, 2017
Revenue	$–		$–	$–	$–	$388	$388
Cost of revenue	–		–	–	–	(188)	(188)
Gross margin	–		–	–	–	200	200
Operating (loss) income	–		–	(148)	(4,172)	200	(4,120)
Three months ended June 30, 2016
Revenue	$–		$–	$–	$–	–	$–
Cost of revenue	–		–	–	–	–	–
Gross margin	–		–	–	–	–	–
Operating loss	(659)		(1,510)	–	(3,769)	–	(5,938)
Six months ended June 30, 2017
Revenue	$–	$		$–	$–	$700	$700
Cost of revenue	–		–	–	–	(389)	(389)
Gross margin	–		–	–	–	311	311
Operating (loss) income	–		–	(369)	(7,007)	311	(7,065)
Six months ended June 30, 2016
Revenue	$–		$–	$–	$–	$–	$–
Cost of revenue	–		–	–	–	–	–
Gross margin	–		–	–	–	–	–
Operating loss	(659)		(1,510)	–	(4,423)	–	(6,592)
June 30, 2017
Cash and cash equivalents	$–		$–	$–	$323	–	$323
Property and equipment	–		–	–	5	1,477	1,482
Intangible assets	–		–	385	-	–	385
December 31, 2016
Cash and cash equivalents	$–		$–	$–	$345	–	$345
Property and equipment	–		–	–	8	594	602
Intangible assets	–		–	–	468	–	468

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 16. Subsequent events

The Company has evaluated the impacts of subsequent events through August 9, 2017, and has determined that no such events occurred that were required to be reflected in the condensed consolidated financial statements, except as described below.

Conversion of August 2016 Notes

On July 7, 2017, holders of the Company’s August 2016 Notes converted a total of $175 principal value into a total of 233,334 shares of the Company’s common stock.

Shares Issued to Consultants

During July and August 2017, the Company issued an aggregate of 715,000 shares of its common stock to consultants.

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

Executive summary

MGT Capital Investments, Inc. (“MGT,” “the Company,” “we,” “us”) is a Delaware corporation, incorporated in 2000. The Company was originally incorporated in Utah in 1977. MGT is comprised of the parent Company, its wholly–owned subsidiaries MGT Cybersecurity, Inc. (“MGT Cybersecurity”), Medicsight, Inc. (“Medicsight”), MGT Sports, Inc. (“MGT Sports”), MGT Studios, Inc. (“MGT Studios”), MGT Interactive, LLC (“MGT Interactive”), MGT Gaming, Inc. (“MGT Gaming”) and MGT Mining One, Inc. (“Mining Sub”). MGT Studios also owns a controlling minority interest in M2P Americas, Inc. Our corporate office is located in Durham, North Carolina.

The Company is in the process of acquiring and developing a diverse portfolio of cybersecurity technologies.

Also, as part of its corporate efforts in cryptocurrency technologies, MGT is growing its capacity in mining Bitcoin.

On September 8, 2016, MGT stockholders voted to change the corporate name of MGT to “John McAfee Global Technologies, Inc.” On September 2, 2016, the Company and John McAfee (“Plaintiffs”) commenced an action in the United States District Court for the Southern District of New York (the “Court”) seeking a declaratory judgment that the Company’s proposed name change to “John McAfee Global Technologies, Inc.” does not infringe on Intel Corporation’s (“Intel”) trademarks and does not breach any agreement between John McAfee and Intel’s subsidiaries and/or predecessors. Following the judicial procedures, on June 30, 2017 the Company and Intel entered into a settlement agreement (the “Settlement Agreement”) based on which and a stipulation of voluntary dismissal, on July 5, 2017 the Court dismissed with prejudice all claims and counterclaims filed in this case. Item 1, Part II of this Quarterly Report on Form 10-Q shall have more details relating to this action.

All figures set forth in this Quarterly Report as of and for the three and six months ended June 30, 2017 on this Form 10-Q are in thousands, except share and per-share amounts.

Cybersecurity

On May 9, 2016, we, through our wholly owned subsidiary, MGT Cybersecurity, Inc., entered into an asset purchase agreement (the “D-Vasive APA”) to acquire certain assets owned by D–Vasive, Inc., a Wyoming corporation in the business of developing and marketing certain privacy and anti–spy applications. Pursuant to the terms of the D–Vasive APA, the Company had agreed to purchase assets including, but not limited to, applications for use on mobile devices, intellectual property, customer lists, databases, sales pipelines, proposals and project files, licenses and permits. The proposed purchase price for D–Vasive was $300 in cash and 23.8 million shares of MGT common stock. On October 5, 2016, the Company paid a $70 refundable advance as part of a modification of terms. The advance will be refundable if the APA is not closed within twelve months of the modification.

On May 26, 2016, the Company entered into an asset purchase agreement with Demonsaw LLC, a Delaware company, for the purchase of certain technology and assets (the “Demonsaw APA”). Demonsaw is in the business of developing and marketing secure and anonymous information sharing applications. Pursuant to the terms of the Demonsaw APA, we had agreed to purchase assets including the source code for the Demonsaw solution, intellectual property, customer lists, databases, sales pipelines, proposals and project files, licenses and permits. The proposed purchase price for Demonsaw was 20.0 million shares of MGT common stock.

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

On August 8, 2016, the Company filed a Definitive Proxy Statement to solicit, among other things, shareholder approval of the D–Vasive acquisition, at the upcoming Annual Meeting of Stockholders. On September 8, 2016, shareholder approval was obtained. However, on September 19, 2016, the New York Stock Exchange informed the Company that it would not approve the listing on the Exchange of the 43.8 million shares required to be issued to complete the closing of the D–Vasive acquisition. Not reaching this critical closing condition resulted in the termination of the Amended APA.

On October 24, 2016, the Company consummated the July 2016 asset purchase agreement with Cyberdonix, Inc., an Alabama corporation for the purchase of the “Sentinel” network intrusion detection device, all underlying software and firmware, the server contract, and case and circuit board inventory in exchange for 150,000 shares of MGT common stock.

On March 3, 2017, MGT purchased from Future Tense Secure Systems, Inc. (“Future Tense”) 46% of the outstanding membership interests in Demonsaw, LLC for 2.0 million unregistered MGT Common shares, which were issued to Future Tense on the same date.

On April 3, 2017 the Company terminated the APA dated May 9, 2016, as amended on July 7, 2016, entered into by and among MGT, D–Vasive, the shareholders of D–Vasive and MGT Cybersecurity. The termination of the APA was premised on Section 3.2(a)(ii) of the APA that required as a condition of Closing, that Buyer and Sellers obtain from each Governmental Authority, including NYSE MKT, all approvals, waivers, and consents necessary to the consummation of, or in connection with, the transactions contemplated by the APA. On September 19, 2016, NYSE MKT denied the issuance of shares required to close the transaction. In addition, the termination was premised on Section 3.4(b) of the APA which states that the APA may be terminated by either party thereto if the Closing contemplated thereunder did not occur on or before a specified date and the same is not otherwise extended by the parties, in writing or otherwise. Pursuant to the APA, as amended, MGT would have acquired certain technology and assets of D–Vasive if the Closing had occurred on the terms of the APA, as amended.

Bitcoin mining

On September 13, 2016, the Company announced launch of its 5.0 PH/s Bitcoin mining operation. Based in central Washington, the facility is currently being expanded with the addition of 13 PH/s in computing power.

Legacy businesses

Prior to second quarter ending June 30, 2016, the Company and its subsidiaries were principally engaged in the business of acquiring, developing and monetizing assets in the online and mobile gaming space as well as the social casino industry.

Critical accounting policies and estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The notes to the consolidated financial statements contained in this Quarterly Report describe our significant accounting policies used in the preparation of the consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We continually evaluate our critical accounting policies and estimates.

We believe the critical accounting policies listed below reflect significant judgments, estimates and assumptions used in the preparation of our consolidated financial statements.

Beneficial Conversion Feature of Convertible Notes Payable

The Company accounts for convertible notes payable in accordance with the guidelines established by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 470-20, Debt with Conversion and Other Options, Emerging Issues Task Force (“EITF”) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No 98-5 To Certain Convertible Instruments. The beneficial conversion feature of a convertible note is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a beneficial conversion feature related to the issuance of a convertible note when issued and also records the estimated fair value of any warrants issued with those convertible notes. Beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.

The beneficial conversion feature of a convertible note is measured by first allocating a portion of the note’s proceeds to any warrants, if applicable, as a discount on the carrying amount of the convertible on a relative fair value basis. The discounted face value is then used to measure the effective conversion price of the note. The effective conversion price and the market price of the Company’s common stock are used to calculate the intrinsic value of the conversion feature. The intrinsic value is recorded in the financial statements as a debt discount from the face amount of the note and such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner) and is charged to interest expense.

Revenue recognition

The Company recognizes revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement and that the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is probable. Our material revenue stream is related to the mining of digital currency. The Company derives its revenue by providing transaction verification services within the digital currency network of Bitcoin, commonly termed “Bitcoin mining.” In consideration for these services, the Company receives digital currency, Bitcoins (“BTC,” “coins”). The coins are recorded as revenue, using the average spot price of Bitcoin on the date of receipt. The coins are recorded on the balance sheet at their fair value and re–measured at each reporting date. Revaluation gains or losses, as well gains or losses on sale of BTC are recorded in the statement of operations. Expenses associated with running the Bitcoin mining business, such as equipment deprecation, rent and electricity cost are recorded as cost of revenues.

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

Restricted stock awards are granted at the discretion of the Company. These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically over an eighteen–month period (vesting on a straight–line basis). The fair value of a stock award is equal to the fair market value of a share of common stock on the grant date.

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

Three months ended June 30, 2017 and 2016

The Company achieved the following results for the three months ended June 30, 2017 and 2016, respectively:

●	Revenues totaled $388 for the three months ended June 30, 2017 (2016: $0);

●	Costs of revenues were $188 for the three months ended June 30, 2017 (2016: $0);

●	Operating expenses were $4,320 for the three months ended June 30, 2017 (2016: $5,938);

●	Net loss attributable to common shareholders was $4,235 for the three months ended June 30, 2017 (2016: $6,093) and resulted in a basic and diluted loss per share of $0.12 for the three months ended June 30, 2017 (2016: $0.29).

Our operating expenses decreased approximately 27% during the three months ended June 30, 2017 compared to the comparable three months ended June 30, 2016. The decrease is primarily attributed to the impairment of goodwill and intangible assets that was recorded in the three months ended June 30, 2016.

Intellectual property

During the three months ended June 30, 2017 and 2016, the Company recognized no revenues in either period.

Operating expenses for the three months ended June 30, 2017 was $0 (2016: $659). During the three months ended June 30, 2016, the Company recognized an impairment charge of $659 related to a gaming patent. Such decreases were incurred because the Company ceased operations in the Intellectual Property segment.

Gaming

During the three months ended June 30, 2017, the Company recognized operating expenses of $0 (2016:$1,510). During the three months ended June 30, 2016, the Company recognized an impairment charge of $1,496 related to goodwill and $14 related to intangible assets. The Company did not recognize any operating expenses because it ceased operations in the gaming segment.

Cybersecurity

During the three months ended June 30, 2017, the Company recognized operating expenses of $148 (2016: $0).

Bitcoin mining

During the three months ended June 30, 2017, the Company recognized $388 in revenues for this segment as compared to no revenue for the same period last year. The Company’s Bitcoin mining operation commenced in September 2016.

There was $188 cost of revenue for the three months ended June 30, 2017 (2016: $0). The increase in 2017 is attributed to the start of the Bitcoin mining operation in September 2016.

Unallocated Corporate / Other

Operating expenses during the three months ended June, 2017 were $4,172 (2016: $3,769). The increase was primarily due to increased stock–based compensation expense, driven by higher stock price and increased professional fees, such as legal and investor relations fees.

For the three months ended June 30, 2017, non–operating expenses mainly consisted of, interest and other expenses of $152, accretion of debt discount of $11 and gain on sale of property and equipment of $48. During the comparable period ended June 30, 2016, non–operating expenses mainly consisted of a loss on sale of investments of $462. This was offset by interest income of $11.

Six months ended June 30, 2017 and 2016

The Company achieved the following results for the six months ended June 30, 2017 and 2016, respectively:

●	Revenues totaled $700 for the six months ended June 30, 2017 (2016: $0);

●	Costs of revenues were $389 for the six months ended June 30, 2017 (2016: $0);

●	Operating expenses were $7,376 for the six months ended June 30, 2017 (2016: $6,592);

●	Net loss attributable to Common shareholders was $10,126 for the six months ended June 30, 2017 (2016: $7,430) and resulted in a basic and diluted loss per share of $0.31 for the six months ended June 30, 2017 (2016: $0.38).

The Company’s revenue and cost of revenue increased by $700 and $389, respectively, during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This was due to the commencement of the Company’s Bitcoin mining operation.

Our operating expenses increased approximately 12% during the six months ended June 30, 2017 compared to the comparable six months ended June 30, 2016. The increase is primarily attributed to increases in headcount, professional fees, corporate governance and stock–based compensation expense.

Intellectual property

During the six months ended June 30, 2017 and 2016, the Company recognized no revenues in either period due to the discontinuation of such business segment.

Operating expenses for the six months ended June 30, 2017 was $0 (2016: $659), consisting of impairment of a gaming patent.

Gaming

During the six months ended June 30, 2017, the Company recognized operating expenses of $0 (2016: $1,510). During the six months ended June 30, 2016 the Company recognized an impairment charge of $1,496 related to goodwill and $14 related to intangible assets.

Cybersecurity

During the six months ended June 30, 2017, the Company recognized operating expenses of $369 (2016: $0).

Bitcoin mining

During the six months ended June 30, 2017, the Company recognized $700 in revenues for this segment as compared to no revenue for the same period last year. Bitcoin mining operation commenced in September 2016.

There was $389 cost of revenue for the six months ended June 30, 2017 (2016: $0). The increase in 2017 is attributed to the start of the Bitcoin mining operation in September 2016.

Unallocated Corporate / Other

Selling, general and administrative expenses during the six months ended June, 2017 was $7,007 (2016: $4,423). The increase was primarily due to increased stock–based compensation expense, driven by higher stock price and increased professional fees, such as legal and investor relations fees.

For the six months ended June 30, 2017, non–operating expenses mainly consisted of impairment of long term investment of $287, impairment of equity method investments, related party of $2,500, interest and other expenses of $190, loss on sale of investments of $84, gain on sale of property and equipment of $48 and accretion of debt discount of $48. During the comparable period ended June 30, 2016, non–operating expenses mainly consisted of a loss on sale of investments of $1,193. This was offset by interest income of $36.

Liquidity and capital resources

	As of
	June 30, 2017	December 31, 2016
Working capital summary
Cash and cash equivalents	$323	$345
Other current assets	246	153
Investments – current	–	44
Digital currencies	17	10
Current liabilities	(1,459)	(191)
Working capital (deficit) surplus	$(873)	$361

	Six months ended June 30,
	2017	2016
Cash (used in) / provided by
Operating activities	$(2,152)	$(2,507)
Investing activities	(1,003)	821
Financing activities	3,133	2,427
Net (decrease)/ increase in cash and cash equivalents	$(22)	$741

On June 30, 2017, MGT’s cash and cash equivalents were $323. The Company continues to exercise discipline with respect to current expense levels, as revenues remain limited. Our cash and cash equivalents decreased during the six months ended June 30, 2017, primarily due to $2,152 used in operating activities, $1,003 used in investing activities offset by funds provided by the sale of convertible notes and shares yielding a net increase in cash provided by financing activities of $3,133.

Operating activities

Our net cash used in operating activities differs from the net loss predominantly because of various non–cash adjustments such as depreciation, amortization and impairment of intangibles, stock–based compensation, loss on sale of investments, impairment of investments, accretion of debt discount, and the movement in working capital.

Investing activities

During the six months ended June 30, 2017, the Company used $1,003 in investing activities as compared to receiving $821 from investing activities in the corresponding prior period. The proceeds were a result of the sale of investments.

Financing activities

Conversion of Notes

During February and March 2017, holders of the Company’s 8% Convertible Notes converted a total of $1,800 principal value into a total of 1,900,000 shares of the Company’s Common stock.

During June 2017, holders of the Company’s 8% Convertible Notes converted a total of $75 principal value into a total of 100,000 shares of the Company’s Common Stock.

March 2017 Equity Purchase Agreement

On March 10, 2017, the Company and L2 Capital, LLC (“L2 Capital”), a Kansas limited liability company, entered into an equity purchase agreement (the “Equity Purchase Agreement”), which was subsequently amended on May 18, 2017, pursuant to which the Company may issue and sell to L2 Capital from time to time up to $6,500 of the Company’s common stock that will be registered with the Securities and Exchange Commission (the “SEC”) under a registration statement on a form S–1. Pursuant to the Equity Purchase Agreement, the Company may require L2 Capital to purchase shares of common stock in a minimum amount of $25 and maximum of the lesser of (a) $1 million or (b) 150% of the Average Daily Trading Value, upon the Company’s delivery of a Put Notice to L2 Capital. L2 Capital shall purchase such number of shares of common stock at a per share price that equals to the lowest closing bid price of the common stock during the pricing period multiplied by 90%. Before the expiration of the term of the Equity Purchase Agreement, the said Agreement shall terminate, subject to certain exceptions set forth therein, at any time by a written notice from the Company to L2 Capital.

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

In addition, on March 10, 2017, the Company and L2 Capital entered into a securities purchase agreement (the “Securities Purchase Agreement”), which was subsequently amended on March 15, 2017, pursuant to which the Company issued two 10% convertible notes (the “Convertible Notes”) in an aggregate principal amount of $1 million with a 20% original issue discount, of which first convertible note was funded on March 14, 2017. The Company received gross proceeds of $393 (which represents the deduction of the 20% original discount and $7 for L2 Capital’s legal fees) in exchange for issuance of the first Convertible Note (the “First Note”) in the Principal Amount of $500. The First Note matures six months from the Issue Date and the accrued and unpaid interest at a rate of 10% per annum is due on such date. At any time on or after the occurrence of an Event of Default, the Holder of the First Note shall have the right to convert all or part of the unpaid and outstanding principal amount and the accrued and unpaid interest to shares of common stock at a conversion price that equals 65% multiplied by the lowest trading price for the common stock during a thirty–day Trading Day period immediately prior to the Conversion Date (the “Market Price”).

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

In connection with the issuance of the First Note, the Company also issued to L2 Capital warrants to purchase up to 400,000 shares of common stock (the “Warrant Shares”) pursuant to the common stock purchase warrant (the “Common Stock Purchase Warrant”) executed by the Company. The Common Stock Purchase Warrant shall be exercisable at a price of 110% multiplied by the closing bid price of the common stock on the Issuance Date (the “Exercise Price”), subject to adjustments and exercisable from the Issue Date until the seven–year anniversary. At the time that the Second Note is funded by the Holder thereof in cash, then on such funding date, the Warrant Shares shall immediately and automatically be increased by the quotient (the “Second Warrant Shares”) of $375 divided by the lesser of (i) the Exercise Price and (ii) 110% multiplied by the closing bid price of the common stock on the funding date of the Second Note. With respect to the Second Warrant Shares, the Exercise Price hereunder shall be redefined to equal the lesser of (i) the Exercise Price and (ii) 110% multiplied by the closing bid price of the common stock on the funding date of the Second Note. L2 Capital may exercise the Warrant cashless unless the underlying shares of common stock have been registered with the SEC prior to the exercise.

On May 18, 2017, the Company and L2 Capital entered into an amendment to the Equity Purchase Agreement and Registration Rights Agreement (the “Amended Equity Purchase Agreement”) and an amendment to the Convertible Promissory Note (the “Amended Convertible Promissory Note”), to facilitate the transactions of the Company and Iliad as descried below. Pursuant to the Amended Equity Purchase Agreement, L2 Capital and the Company agreed to increase the amount of common stock issuable to L2 Capital from $5,000 to $6,500. In accordance with the Amendment to the Convertible Promissory Note, L2 Capital agreed to waive all its rights under the Convertible Promissory Note issued to it on March 10, 2017 with respect to certain events of default that would or could have been triggered by the Company by entering into the Iliad financing. In consideration of such waiver, the Company issued 200,000 shares of the Company’s common stock to L2 Capital.

On May 18, 2017, the Company together with MGT Mining One, Inc. (“Mining One”), a wholly-owned subsidiary of the Company, and Iliad Research and Trading, L.P., (“Iliad”), a Utah limited partnership, entered into a securities purchase agreement (the “Securities Purchase Agreement”), pursuant to which the Company issued and sold to Iliad a secured convertible note (the “Note”) in the original principal amount (the “Original Principal Amount”) of $1,355, with an original issuance discount (the “OID”) of $225 and legal and accounting expenses of $5,000, and a warrant (the “Warrant”) to purchase shares of common stock of the Company. In accordance with the Securities Purchase Agreement, Iliad shall fund the Company and Mining One (together the “Borrowers”) the purchase price (the “Purchase Price”) in an amount of $1,125, which equals to the result of deducting the OID and legal and accounting expenses from the Original Principal Amount.

On May 18, 2017, in connection with the Securities Purchase Agreement, the Company executed the secured convertible promissory note (the “Secured Convertible Promissory Note” or the “Note”), promising to pay Iliad the Original Principal Amount and all amounts of accrued and unpaid interest on the outstanding balance on the date that is twenty-four (24) months from when Iliad transfers the funds in the amount of $1,125 to the Borrowers (the “Purchase Price Date”). The Note is secured with all assets of the Mining One, currently owned and later acquired, and the Company’s three thousand (3,000) shares of common stock of the Mining One. The Note bears an interest rate of ten per cent (10%) per annum. Subject to the terms and conditions set forth in the Note, the Borrowers may prepay the outstanding balance of the Note in part or in full in cash of an amount equal to 125% multiplied by the outstanding balance of the Note. At any time beginning on the date that is six (6) months from the Purchase Price Date until the outstanding balance of the Note has been paid in full, Iliad may, at its option, convert all or any portion of the outstanding balance into shares of common stock of the Company on a cashless basis at a price of $1.05 per share (the “Lender Conversion Price”), as adjusted from time to time depending on circumstances as defined in the Secured Convertible Promissory Note. In addition, beginning three (3) months after the Purchase Price Date, Iliad has the right to redeem a portion of the outstanding balance of the Note in any amount that is less than $90 per month, in cash or, in the Event of Default by converting such Redemption Amount, in full or in part, into shares of the Company’s common stock at a per share price that is the lower of the Lender Conversion Price and the price that is sixty-five percent (65%) of Market Price.

In connection with the issuance of the Note, the Company also issued to Iliad a Warrant to purchase up to 1,231,819 shares of Common Stock of the Company (the “Warrant Shares”) in accordance with the terms of the warrant to purchase shares of common stock (the “Warrant to Purchase Common Stock” or the “Warrant”). The Warrant shall be exercisable at a cash price of $1.05 per share (the “Exercise Price”) for a term of five years.

Iliad note

On May 18, 2017, the Company sold to Iliad Research and Trading, L.P., (“Iliad”), a Utah limited partnership, a secured convertible note (the “Iliad Note”) in the original principal amount of $1,355,000, with an original issuance discount of $225,000 and reimbursed legal and accounting expenses of $5,000, and a warrant to purchase 1,231,819 shares of common stock of the Company.

The principal and all accrued and unpaid interest on the outstanding balance on the date that is twenty-four (24) months from the issuance date. The Iliad Note is secured with the Company’s ownership of and all assets of Mining Sub. The Note bears an interest rate of 10% per annum, provided that at any time on or after the occurrence of an Event of Default, the interest rate shall be adjusted to 22% per annum. Subject to the terms and conditions set forth in the Iliad Note, the Company may prepay the outstanding balance of the Iliad Note in part or in full in cash of an amount equal to 125% multiplied by the outstanding balance of the Iliad Note.

At any time beginning on the date that is six months from the issuance date until the outstanding balance of the Iliad Note has been paid in full, Iliad may, at its option, convert all or any portion of the outstanding balance into shares of common stock of the Company on a cashless basis at a price of $1.05 per share, which will be adjusted for any future issuances of equity that contain a lower per-share exercise price. In addition, beginning three months after the issuance date, Iliad has the right to redeem a portion of the outstanding balance of the Iliad Note in any amount that is less than $90,000 per calendar month. The Company has the right to fund each redemption using cash or shares of the Company’s common stock at a price that is the lower of $1.05 per share and the price that is 65% of the Company’s market price.

May 2017 notes

On May 1, 2017, the Company issued notes payable to two investors in the aggregate amount of $330,000 (the “May 2017 Notes”). The May 2017 Notes mature on October 1, 2018, with mandatory repayments beginning on October 1, 2017 in the amount of $25 and continuing monthly thereafter. The May 2017 Notes accrue interest at a rate of 10% per annum.

The May 2017 Notes are convertible into the Company’s common stock only after an event of default. Events of default include failure to pay payments due under the May 2017 Notes, entrance into any bankruptcy or insolvency proceedings, failure to meet the obligations of any other notes payable in an amount exceeding $100, the Company’s stock being suspending for trading or delisted, losing the Company’s ability to deliver shares, or becoming more than 15 days delinquent on any filings required with the SEC.

The May 2017 Notes feature a “most favored nation” clause, in which, if the Company were to issue convertible notes with more favorable terms to another investor, the holders of the May 2017 Notes can elect to replace their notes with new notes with the same terms as the more favorable notes. As of August 7, 2017, the Company has not replaced the May 2017 Notes under this clause.

Sales of stock

During February and March 2017, the Company sold 1,625,000 shares of its common stock to investors at a purchase price of $0.40 per Share for aggregate gross proceeds of $650. In addition, for every Share purchased, the Investors shall receive detachable warrants, as follows (i) one Series A Warrant; (ii) one Series B Warrant; and (iii) one Series C Warrant.

During May 2017, the Company sold 1,250,000 shares of its common stock at $0.40 per share for total proceeds of $500. In addition, for every Share purchased, the Investors received detachable warrants, as follows: (i) one Series A Warrant; (ii) one Series B Warrant; and (iii) one Series C Warrant.

Each Series A Warrant is exercisable for one (1) Share, for a period of three (3) years at a price of $0.50 per Share. Each Series B Warrant is exercisable for one (1) Share, for a period of three (3) years at a price of $0.75 per Share, and each Series C Warrant is exercisable is exercisable for one (1) Share, for a period of three (3) years at a price of $1.00 per Share.

Risks and uncertainties related to our future capital requirements

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2017, the Company had incurred significant operating losses since inception and continues to generate losses from operations and has an accumulated deficit of $338,593. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of June 30, 2017, MGT’s cash, cash equivalents and restricted cash were $323. The Company intends to raise additional capital, either through debt or equity financings or through the continued sale of the Company’s assets in order to achieve its business plan objectives. Management believes that it can be successful in obtaining additional capital; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

Item 3. Quantitative and qualitative disclosures about market risk

As of June 30, 2017, the Company had approximately $323 in cash, cash equivalents. The Company’s investment policy and strategy are focused on preservation of capital and supporting the Company’s liquidity requirements.

We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Item 4. Controls and procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer, who is also our Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a–15(e) or 15d–15(e)) of the Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures as of June 30, 2017 (the end of the period covered by this Quarterly Report on Form 10–Q), have not been designed and are not functioning effectively to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. During the three months ended June 30, 2017, management engaged an independent third party to perform a controls assessment and analysis. Management is currently establishing a controls implementation plan and plan to incorporate such controls during the year ended December 31, 2017.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

On September 2, 2016, the Company and John McAfee filed an action in the United States District Court for the Southern District of New York seeking a declaration that the use of or reference to the personal name of John McAfee and/or McAfee in its business, and specifically in the context of renaming the Company to “John McAfee Global Technologies, Inc.,” does not infringe upon Intel’s trademark rights or breach any agreement between the parties. Following a series of motions and counter-motions, both parties agreed to a court-supervised mediation process.

On June 30, 2017, the Company entered into a settlement agreement with Intel Corporation in which the Company agreed not to use “John McAfee Global Technologies,” “John McAfee Privacy Phone,” “John McAfee” or “McAfee” as (or as part of) a trademark, logo, trade name, business name, slogan, service mark or brand name in connection with cybersecurity related products or services. Notwithstanding, the Company is permitted to use the name “John McAfee” in promotional and advertising materials and on product packages, provided that the name is used in a descriptive manner and in compliance with the specifications set forth in the Settlement Agreement. Additionally, the Company may use John McAfee’s likeness without restrictions.

On July 5, 2017, the United States District Court for the Southern District of New York (the “Court”) dismissed with prejudice all claims and counterclaims filed in the case entitled John McAfee et al. v. Intel Corporation et al., Case No. 1:16-CV-06934 (the “Action”). The Action relates to a complaint for declaratory judgement filed by Mr. John McAfee and MGT Capital Investments, Inc. (the “Company”) against Intel Corporation (“Intel”), seeking, among other things, a ruling that John McAfee and the Company’s intended uses of Mr. McAfee’s name were lawful and did not infringe upon or dilute any of Intel’s rights in the McAfee marks.

The dismissal of the Action was based upon a stipulation of voluntary dismissal (the “Stipulation”) entered into by the Parties pursuant to a settlement agreement (the “Settlement Agreement”) dated June 30, 2017. Under the terms of the Settlement Agreement, the Company agreed not to use “John McAfee Global Technologies,” “John McAfee Privacy Phone,” “John McAfee” or “McAfee” as (or as part of) a trademark, logo, trade name, business name, slogan, service mark or brand name in connection with cybersecurity related products or services. Notwithstanding, the Company is permitted to use the name “John McAfee” in promotional and advertising materials and on product packages, provided that the name is used in a descriptive manner and in compliance with the specifications set forth in the Settlement Agreement. Additionally, the Company may use John McAfee’s likeness without restrictions. The Court will retain jurisdiction over the Parties for purposes of enforcing this Settlement Agreement.

A number of law firms have issued press releases announcing that they are investigating claims on behalf of shareholders of the Company regarding potential violations of the Exchange Act.

On September 15, 2016, the Company received a subpoena from the U.S. Securities and Exchange Commission. The Company has cooperated fully with the Commission and its Staff in a timely manner. The Company intends to fully comply with any additional requests the Company may receive from the SEC in the future.

In September 2016, various shareholders of the Company filed putative class action lawsuits against the Company, its president and certain of its individual officers and directors. The cases were filed in the United States District Court for the Southern District of New York and alleged violations of federal securities laws and seek damages. On April 11, 2017 those cases were consolidated into a single action (the “Securities Action”) and two individual shareholders were appointed lead plaintiffs by the Court. On June 30, 2017, the lead plaintiffs filed an amended complaint. The Company is vigorously defending the lawsuits and believes it has meritorious defenses against the claims alleged in the amended complaint.

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

On March 3, 2017 and April 4, 2017 respectively, two additional actions were filed against the Company by its shareholder Barry Honig (“Honig”). The first action was filed in federal court in North Carolina (the “Defamation Action”) against the Company and its president and alleges claims for libel, slander, conspiracy, interference with prospective economic advantage, and unfair trade practices. The North Carolina Action substantively alleges that the defendants defamed Honig by causing or allowing certain statements to be published about Honig in news blogs and articles authored by a journalist, who is also a defendant in the case. On June 5, 2017, the Company filed a motion to dismiss the lawsuit, and on July 17, 2017, the plaintiff filed an opposition brief to the motion to dismiss. The Company and its president are vigorously defending the suit and believe they have good and meritorious defenses.

The second action was brought by Honig and others in the United States District Court for the Southern District of New York (the “Breach of Contract Action”) against the Company and certain of its officers and directors. The Breach of Contract Action alleges claims for tortious interference with contractual relations, breach of contract, and unjust enrichment related to the Company’s unsuccessful attempt to acquire D–Vasive and Demonsaw in 2016 and the alleged resulting harm to certain D–Vasive and Demonsaw noteholders. The damages claimed include (a) an amount of $46,750, (b) together with interest, costs and reasonable attorneys’ fees as provided by law and relevant agreements, and (c) any further or different relief as this Court deems lawful and proper under the circumstances. The Company filed a motion to dismiss on June 5, 2017 and the plaintiffs filed an amended complaint on June 26, 2017. On June 30, 2017, the court granted a motion for extension of time filed by the Company and granted the Company until August 28, 2017 to file its response. The Company and its officers and directors believe that they have meritorious defenses against the claims alleged in the amended complaint.

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

Item 1A. Risk factors

Except as stated below, there are no additional risk factors other than those discussed in our Annual Report Form 10–K filed April 20, 2017.

Significant Bitcoin Network contributors could propose amendments to the Bitcoin Network’s protocols and software that, if accepted and authorized by the Bitcoin Network, could adversely affect an investment in us.

To the extent that a significant majority (80%) of the miners on the Bitcoin Network agree, the Bitcoin Network could be subject to new protocols and software that may adversely affect an investment in the Company. In such an event, or in the event a developer or group of developers proposes a modification to the Bitcoin Network that is not accepted by a majority of miners it would result in, two or more competing and incompatible blockchain implementations known as a “hard fork”. In such a case, the “hard fork” in the blockchain could materially and adversely affect the perceived value of bitcoin as reflected on one or both incompatible blockchains, that as a result of which may adversely affect an investment in the Company.

Item 2. Unregistered sales of equity securities and use of proceeds

During the six months ended June 30, 2017, the Company issued 2,150,000 shares of restricted Common stock to certain employees.

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

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

31	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT CAPITAL INVESTMENTS, INC

August 9, 2017	By:	/s/ ROBERT B. LADD
Robert B. Ladd
President and Interim Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

