Form 10-Q
period 2017-09-30
MGT CAPITAL INVESTMENTS INC
filed 2017-11-09
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

512 S. Mangum Street, Suite 408

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

Yes [  ] No [X]

As of November 7, 2017, there were 48,564,481 shares of the registrant’s Common stock, $0.001 par value per share, issued and outstanding.

MGT CAPITAL INVESTMENTS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of
	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43	$345
Prepaid expenses and other current assets	1,165	153
Investments available for sale	-	44
Digital currencies	17	10
Total current assets	1,225	552

Non-current assets:
Property and equipment, net	3,731	602
Intangible assets, net	344	468
Investments, at cost	-	287
Total assets	$5,300	$1,908

Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$1,462	$66
Accrued expenses	323	124
Other payables	15	1
Convertible notes payable, net of discount, current portion	11	-
Total current liabilities	1,811	191

Non-current liabilities:
Convertible notes payable, net of discount	9	2,300
Total liabilities	1,820	2,491

Commitments and Contingencies
Redeemable convertible preferred stock - Temporary equity
Preferred stock, Series A Convertible Preferred, $0.001 par value, 1,500,000 shares authorized at September 30, 2017 and December 31, 2016. 1,416,160 shares issued and held in treasury as of September 30, 2017 and December 31, 2016. No shares outstanding at September 30, 2017 and December 31, 2016.	-	-

Equity (Deficit)
Undesignated preferred stock, $0.001 par value, 8,500,000 shares authorized at September 30, 2017 and December 31, 2016. No shares issued or outstanding at September 30, 2017 and December 31, 2016	-	-
Common stock, $0.001 par value; 75,000,000 shares authorized; 46,417,406 and 28,722,855 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	46	29
Additional paid-in capital	358,513	327,943
Accumulated other comprehensive loss	-	(66)
Accumulated deficit	(355,057)	(328,467)
Total equity (deficit) attributable to MGT stockholders	3,502	(561)
Non-controlling interest	(22)	(22)
Total equity (deficit)	3,480	(583)

Total liabilities, equity (deficit), redeemable convertible preferred stock and non-controlling interest	$5,300	$1,908

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per-share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues
Crypto-currency mining	$515	$53	$1,215	$53

Cost of revenues
Crypto-currency mining	365	31	754	31
Gross margin	150	22	461	22

Operating expenses:
General and administrative	9,614	10,572	16,621	14,995
Sales and marketing	29	110	212	110
Research and development	83	184	269	184
Impairment of goodwill	-	-	-	1,496
Impairment of intangible assets	-	-	-	673
Total operating expenses	9,726	10,866	17,102	17,458

Operating loss	(9,576)	(10,844)	(16,641)	(17,436)

Other non-operating (expense) / income
Interest and other (expense) / income	(110)	221	(300)	257
Accretion of debt discount	(1,023)	(41)	(1,071)	(41)
(Loss) gain on sale of investments	-	110	(84)	(1,083)
Gain on sale of property and equipment	9	-	57	-
Impairment of investments, at cost	-	(276)	(287)	(276)
Impairment - equity method investment, related party	-	-	(2,500)	-
Inducement expense	(5,764)	-	(5,764)	-
Total other non-operating expenses	(6,888)	14	(9,949)	(1,143)

Net loss before non-controlling interest	$(16,464)	$(10,830)	$(26,590)	$(18,579)

Net loss attributable to non-controlling interest	-	-	-	319

Net loss attributable to Common stockholders	$(16,464)	$(10,830)	$(26,590)	$(18,260)

Other comprehensive loss
Reclassification adjustment for loss included in net loss	$-	$(94)	$66	$1,111
Unrealized holding gain	-	3	-	85
Comprehensive loss	$(16,464)	$(10,921)	$(26,524)	$(17,064)

Per-share data
Basic and diluted loss per share	$(0.43)	$(0.42)	$(0.77)	$(0.84)

Weighted average number of Common shares outstanding	38,628,092	25,859,214	34,434,638	21,848,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per-share amounts)

(unaudited)

	For Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(26,590)	$(18,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	385	30
Amortization of intangible assets	124	57
Stock-based compensation expense	11,856	10,538
Stock issued for amendment of notes payable	118	-
Warrant modification expense	-	431
Loss on sale of investments - short term	84	1,083
Impairment of long-term investments	2,787	276
Impairment of intangible assets	-	673
Amortization of debt discount	1,071	41
Gain on sale of property and equipment	(58)	-
Impairment of goodwill	-	1,496
Inducement expense	5,764	-
Change in operating assets and liabilities
Prepaid expenses and other current assets	(681)	(130)
Digital currencies	(7)	-
Accounts payable	1,797	210
Accrued expenses	258	95
Other payables	-	7
Net cash used in operating activities	(3,092)	(3,772)

Cash Flows From Investing Activities
Release of restricted cash and security deposit	-	39
Purchase of investment - short term	-	(414)
Purchase of investment - long term	-	(265)
Purchase of note receivable- long term	-	(45)
Proceeds from sale of investments	26	1,805
Purchase of property and equipment	(3,897)	(321)
Proceeds from sale of property and equipment	440	-
Net cash (used in) provided by investing activities	(3,431)	799

Cash Flows From Financing Activities
Proceeds from issuance of L2 Front End Note	393	-
Proceeds from issuance of L2 Back End Note	393	-
Proceeds from issuance of 10% convertible promissory notes	100	-
Proceeds from issuance of Spring 2017 Notes	265	-
Proceeds from issuance of Iliad Notes	1,125	-
Proceeds from issuance of August 2017 Notes	295	-
Proceeds from issuance of September 2017 Notes	400	-
Proceeds from issuance of UAHC Notes	2,000	-
Proceeds from private placement	1,150	-
Proceeds from issuance of notes payable and warrants	-	2,300
Proceeds from sale of common stock warrants	100	2,427
Net cash provided by financing activities	6,221	4,727

Net change in cash and cash equivalents	(302)	1,754

Cash and cash equivalents, beginning of period	345	359

Cash and cash equivalents, end of period	$43	$2,113

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per-share amounts)

(unaudited)

	For Nine Months Ended September 30,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest	$48	$-

Cash paid for income tax	$-	$-

Non-cash investing and financing activities:
Conversion of convertible debt and accrued interest	$3,935	$-
Issuance of L2 commitment note	$160	$-
Reclassification adjustment upon sale of available for sale investment in net loss	$66	$1,205
Unrealized gain on available for sale investments	$-	$82
Beneficial conversion feature on convertible debt and warrants issued concurrent with debt	$4,593	$-
Shares issued in satisfaction of accounts payable	$401	$-
Shares issued for prepaid services	$343	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 1. Organization and basis of presentation

Organization

MGT Capital Investments, Inc. (“MGT” or “the Company” “we” “us”) is a Delaware corporation, incorporated in 2000. The Company was originally incorporated in Utah in 1977. MGT is comprised of the parent company, wholly–owned subsidiaries MGT Cybersecurity, Inc. (“MGT Cybersecurity”), Medicsight, Inc. (“Medicsight”), MGT Sports, Inc. (“MGT Sports”), MGT Studios, Inc. (“MGT Studios”), MGT Interactive, LLC (“MGT Interactive”), MGT Gaming, Inc. (“MGT Gaming”), and MGT Mining One, Inc. (“Mining One”) and MGT Mining Two, Inc. (“Mining Two”). MGT Studios also owns a controlling minority interest in the subsidiary M2P Americas, Inc. Our corporate office is located in Durham, North Carolina. Mining One was formed in April 2017 for the purpose of facilitating the issuance of the Iliad Note. Mining Two was formed on August 1, 2017 for the purpose of facilitating the issuance of the UAHC Note.

The Company is in the process of acquiring and developing a diverse portfolio of cybersecurity technologies.

Also, as part of its corporate efforts in secure technologies, MGT is growing its capacity in mining Bitcoin and expanding into other crypto-currency technologies.

On September 8, 2016, MGT stockholders voted to change the corporate name of MGT to “John McAfee Global Technologies, Inc.” Following a dispute over the right to use the name “John McAfee”, the Company and Intel Corporation (“Intel”) agreed to a mediation process to avoid unnecessary legal costs. On June 30, 2017 the Company entered into a settlement agreement with Intel (See Note 13), whereby the Company agreed not to use the name John McAfee Global Technologies, and reverted to using the name MGT Capital Investments. More information about the litigation and settlement can be found in Item 1. Legal Proceedings of Part II Other Information of this quarterly report on Form 10-Q.

Cybersecurity

On May 9, 2016, the Company, through its wholly owned subsidiary, MGT Cybersecurity, Inc., entered into an asset purchase agreement (APA) to acquire certain assets owned by D–Vasive, Inc. (the “D–Vasive APA”), a Wyoming corporation in the business of developing and marketing certain privacy and anti–spy applications. Pursuant to the terms of the D–Vasive APA, the Company had agreed to purchase assets including, but not limited to, applications for use on mobile devices, intellectual property, customer lists, databases, sales pipelines, proposals and project files, licenses and permits. The proposed purchase price for D–Vasive was $300 in cash and 23.8 million shares of MGT common stock. On October 5, 2016, the Company paid a $70 refundable advance as part of a modification of terms. The advance will be refundable if the APA is not closed within twelve months of the modification.

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

On July 7, 2016, and prior to the closing of either of the above transactions, the Company and Demonsaw terminated the Demonsaw APA. Simultaneously, D–Vasive entered an agreement with the holders of Demonsaw’s outstanding membership interests, whereby D–Vasive would purchase all such membership interests. The closing of that transaction was contingent on the closing of the transaction contemplated under the D–Vasive APA. Accordingly, the proposed purchase price for D–Vasive (inclusive of the Demonsaw assets) was increased to 43.8 million shares of MGT common stock (the “Amended APA”).

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

Janice Dyson, wife of John McAfee, the Company’s Chief Cybersecurity Visionary, is the sole director of FTS and owns 33% of the currently outstanding shares of common stock of such company.

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

Crypto-currency mining

In September 2016, the Company began a crypto-currency mining operation. Crypto-currencies are a medium of exchange that uses decentralized control (a block chain) as opposed to a central bank to track and validate transactions. The Company is currently involved in mining Bitcoin and Ethereum, whereby the Company earns revenue by solving “blocks” to be added to the block chain.

On September 13, 2016, the Company announced launch of its 5.0 PH/s Bitcoin mining operation, based in central Washington. The facility was subsequently being expanded with the addition of 13 PH/s Bitcoin mining in computing power.

On September 6, 2017, the Company entered into an agreement to purchase 50 Ethereum mining machines, which it plans to deploy in order to begin an Ethereum mining operation. The Company expects to take delivery of these machines during the fourth quarter of 2017. On September 8, 2017, the Company paid $180 for this purchase and recorded them as property and equipment on its unaudited condensed consolidated balance sheet.

Note 2. Going concern and management plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2017, the Company had incurred significant operating losses since inception and continues to generate losses from operations and as of September 30, 2017, has an accumulated deficit of $355,057. At September 30, 2017, MGT’s cash and cash equivalents were $43. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Commercial results have been limited and the Company has not generated significant revenues. The Company’s primary source of operating funds since inception has been debt and equity financings. The Company intends to raise additional capital through debt and equity financings. Management believes that it can be successful in obtaining additional capital; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 3. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10–Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by U.S. GAAP. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2016, as filed with the SEC on April 20, 2017. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2017.

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

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 3. Summary of significant accounting policies, continued

Principles of consolidation

All intercompany transactions and balances have been eliminated. Non–controlling interest represented the minority equity investment in MGT subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

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

The Company had no Level 3 financial assets or liabilities as of September 30, 2017 and December 31, 2016.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

The following table provides the investments carried at fair value measured on a recurring basis as of September 30, 2017:

		Fair value measurement using
	Carrying value	Level 1	Level 2	Level 3	Total
Digital currencies	$17	$17	$–	$–	$17

The following table provides the investments carried at fair value measured on a recurring basis as of December 31, 2016:

	Carrying Value	Level 1	Level 2	Level 3	Total
Investments – FNCX common shares	$44	$44	$–	$–	$44
Digital currencies	10	10	–	–	10

Beneficial conversion feature of convertible notes payable

The Company accounts for convertible notes payable in accordance with the guidelines established by the FASB Accounting Standards Codification (“ASC”) Topic 470-20, Debt with Conversion and Other Options. The beneficial conversion feature of a convertible note is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a beneficial conversion feature related to the issuance of a convertible note when issued and also records the estimated fair value of any warrants issued with those convertible notes. The beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.

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

Revenue recognition

The Company recognizes revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement and that the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is probable. Our material revenue stream is related to the mining of digital currencies. The Company derives its revenue by providing transaction verification services within the digital currency networks of crypto-currencies, such as Bitcoin and Ethereum, commonly termed “crypto- currency mining.” In consideration for these services, the Company receives digital currency (“Coins”). The Coins are recorded as revenue, using the average spot price of Bitcoin on the date of receipt. The coins are recorded on the balance sheet at their fair value and re–measured at each reporting date. Revaluation gains or losses, as well gains or losses on sale of Coins are recorded in the statement of operations. Expenses associated with running the crypto-currency mining business, such as equipment deprecation, rent and electricity cost are recorded as cost of revenues.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 3. Summary of significant accounting policies, continued

Loss per share

Basic loss per share is calculated by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing the net loss attributable to common shareholders by the sum of the weighted average number of common shares outstanding plus potential dilutive common shares outstanding during the period. Potential dilutive securities, comprised of unvested restricted shares, convertible debt stock warrants and stock options, are not reflected in diluted net loss per share because such shares are anti–dilutive.

The computation of diluted loss per share for the three and nine months ended September 30, 2017, excludes 4,100,000 unvested restricted shares, 6,000,000 shares issuable under options, 4,357,143 shares issuable from the conversion of notes payable and 13,196,699 shares issuable under warrants. The computation of diluted loss per share for the three and nine months ended September 30, 2016, excluded 3,000,000 unvested restricted shares and 560,000 shares issuable under warrants, as they were anti–dilutive due to the Company’s net loss.

Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group in deciding how to allocate resources and in assessing performance. Our chief operating decision–making group is composed of the chief executive officer. We currently operate in the Cybersecurity and Crypto-Currency Mining segments. Certain corporate expenses are not allocated to segments.

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

Restricted stock awards are granted at the discretion of the Company. These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically over an 18 to 24 month period (vesting on a straight–line basis). The fair value of a stock award is equal to the fair market value of a share of Company stock on the grant date.

The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions are the expected stock volatility, the risk–free interest rate, the expected life of the option, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility is calculated based on the historical volatility of our common stock over the expected option life and other appropriate factors. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on our common stock and does not intend to pay dividends on our common stock in the foreseeable future. The expected forfeiture rate is estimated based on historical experience.

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

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 3. Summary of significant accounting policies, continued

Stock–based compensation, continued

The Company accounts for share–based payments granted to non–employees in accordance with ASC 505–40, “Equity Based Payments to Non–Employees”. The Company determines the fair value of the stock–based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete. The fair value of unvested equity instruments is re–measured each reporting period and such re-measured value is amortized over the requisite remaining service period.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB delayed the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In addition, in March and April 2016, the FASB issued new guidance intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. Both amendments permit the use of either a retrospective or cumulative effect transition method and are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early application permitted. The Company is assessing the impact of this new standard on its financial statements and has not yet selected a transition method.

In February 2016, FASB issued ASU No. 2016–02, “Leases (Topic 842)”, which creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the new pronouncement on its financial statements.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for eight specific cash flow issues with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. The effective date for ASU 2016-15 is for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this new standard on its financial statements.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

Note 3. Summary of significant accounting policies, continued

Recent accounting pronouncements, continued

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805); Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. ASU 2017-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company has adopted the ASU beginning with these condensed consolidated financial statements. As a result, the conversion features of certain of its convertible notes payable and equity instruments that contain “down round” provisions will not be bifurcated and will not be recorded as a derivative liability.

Note 4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2017	December 31, 2016
Prepaid expenses	$1,005	$153
Deferred offering costs (see Note 9)	160	–
Total prepaid expenses and other current assets	$1,165	$153

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

Investments available for sale

	September 30, 2017	December 31, 2016
FNCX common shares	$–	$44

For non–public, non–controlled investments in equity securities, the Company uses the cost–method of accounting.

Investments at cost

	September 30, 2017	December 31, 2016
DDGG common shares	$–	$287

During the three and nine months ended September 30, 2017, the Company recognized an impairment charge of $0 and $287, respectively, related to its investment in DDGG.

Note 6. Intangible assets

The Company’s intangible assets consisted of the following:

Intangible assets
January 1, 2017	$468
Impairment	–
Amortization	(124)
September 30, 2017	$344

The Company recorded amortization expense of $41 and $0 for the three months ended September 30, 2017 and 2016, respectively. The Company recorded amortization expense of $124 and $57, for the nine months ended September 30, 2017 and 2016, respectively.

The following table outlines estimated future annual amortization expense for the next three years:

Years ended December 31,	Amount
2017 (three months)	$42
2018	165
2019	137
$344

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 7. Property and equipment

Property and equipment consisted of the following:

	September 30, 2017	December 31, 2016
Computer hardware and software	$10	$10
Crypto-currency machines	4,223	708
Property and equipment, gross	4,233	718
Less: Accumulated depreciation	(502)	(116)
Property and equipment, net	$3,731	$602

Property and equipment, net includes $180 of crypto-currency machines not yet received. This equipment is expected to be received and placed into service by December 31, 2017.

The Company recorded depreciation expense of $189 and $19 for the three months ended September 30, 2017, and 2016, respectively. The Company recorded depreciation expense of $385 and $30 for the nine months ended September 30, 2017, and 2016, respectively.

During the second quarter of 2017, the Company sold bitcoin machines with a book value of $262 for gross proceeds of $310 and recorded a gain on sale of $48.

During the third quarter of 2017, the Company sold Bitcoin machines with a book value of $121 for gross proceeds of $130 and recorded a gain on sale of $9.

Note 8. Accrued expenses

Accrued expenses consisted of the following:

	September 30, 2017	December 31, 2016
Interest on notes payable	$100	$–
Legal, consulting, and other fees	223	124
Total	$323	$124

Note 9. Convertible notes payable

As of September 30, 2017, the Company’s convertible notes payable consisted of the following:

	Gross	Discount	Net	Current	Long Term

Iliad Note	$1,355	$(1,352)	$3	$–	$3
August 2017 Notes	330	(316)	14	11	3
UAHC Note	2,410	(2,408)	2	–	2
September 2017 Note	480	(479)	1	–	1
Total	$4,575	$(4,555)	$20	$11	$9

As of December 31, 2016, the Company’s notes payable consisted of the following:

	Gross	Discount	Net	Current	Long Term
August 2016 Notes	$2,300	$-	$2,300	$-	$2,300

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

On August 14, 2017, holders of the Company’s August 2016 Notes converted a total of $250 principal value into a total of 333,334 shares of the Company’s common stock.

For each conversion, the book value of the notes was recorded as equity.

10% convertible promissory notes

During February and March 2017, the Company issued two $50, 10% convertible promissory notes. Both notes mature one year from the date of issuance. Both notes are convertible at a fixed rate of $0.25 per share. Management recorded a beneficial conversion feature on both of the notes in the aggregate of $100 and recorded that amount to additional paid in capital. The debt discounts are being accreted using the effective interest method over the one year life of the notes.

On August 14 and September 6, 2017, the holder of the notes converted an aggregate of $100 principal into a total of 400,000 shares of the Company’s common stock. In connection with the conversion, the Company charged the remaining discount in the amount of $92 to accretion of debt discount.

During the three and nine months ended September 30, 2017, the Company charged to operations $97 and $100, respectively as accretion of debt discount on this note.

Iliad Note

On May 18, 2017, the Company sold to Iliad Research and Trading, L.P., (“Iliad”), a Utah limited partnership, a secured convertible note (the “Iliad Note”) in the original principal amount of $1,355, with an original issuance discount of $225 and reimbursed legal and accounting expenses of $5, and a warrant to purchase 1,231,819 shares of common stock of the Company.

The principal and all accrued and unpaid interest on the outstanding balance on the date that is twenty-four (24) months from the issuance date. The Iliad Note is secured with the Company’s ownership of Mining One and all assets of Mining One. The Iliad Note bears an interest rate of 10% per annum, provided that at any time on or after the occurrence of an Event of Default, the interest rate shall be adjusted to 22% per annum. Subject to the terms and conditions set forth in the Iliad Note, the Company may prepay the outstanding balance of the Iliad Note in part or in full in cash of an amount equal to 125% multiplied by the outstanding balance of the Iliad Note.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 9. Notes payable, continued

Iliad Note, continued

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

Management recorded a debt discount for (a) the original issue discounts (b) the relative fair value of the warrants issued and (c) the intrinsic value of the beneficial conversion feature on the Iliad Note in the amounts of $230, $202 and $923, respectively. The debt discounts will be accreted using the effective interest method over the term of the Iliad Note. During the three months ended September 30, 2017 and 2016, the Company recorded accretion of the debt discount on the Iliad Note of $2 and $0, respectively. During the nine months ended September 30, 2017 and 2016 the Company recorded accretion of the debt discount on the Iliad Note of $3 and $0, respectively.

March 2017 equity purchase agreement

On March 10, 2017, the Company and L2 Capital, LLC (“L2 Capital”), a Kansas limited liability company, entered into an equity purchase agreement (the “Equity Purchase Agreement”), pursuant to which the Company may issue and sell to L2 Capital from time to time up to $5,000 of the Company’s common stock that will be registered with the Securities and Exchange Commission (the “SEC”) under a registration statement on a form S–1. Pursuant to the Equity Purchase Agreement, the Company may require L2 Capital to purchase shares of common stock in a minimum amount of $25 and maximum of the lesser of (a) $1,000 or (b) 150% of the Average Daily Trading Value, upon the Company’s delivery of a Put Notice to L2 Capital. L2 Capital shall purchase such number of shares of common stock at a per share price that equals to the lowest closing bid price of the common stock during the Pricing Period multiplied by 90%. Before the expiration of the term of the Equity Purchase Agreement, the Company may terminate the Equity Purchase Agreement at any time by a written notice from the Company to L2 Capital.

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

On September 6, 2017, the Company further amended the Equity Purchase Agreement to increase the capacity of the Equity Purchase Agreement to the lesser of (a) 12,319,159 shares or (b) the maximum number of shares the Company is able to include in a registration statement.

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

The Company received a L2 Capital Back End Note (“L2 Collateralized Note”) secured with the First Note for its issuance of a $500 note to L2 Capital with substantially similar terms to the First Note (the “Second Note”). In accordance with the Second Note, the Company shall pay to the order of L2 Capital a Principal Amount of $500 and the accrued and unpaid interest at a rate of 10% per annum on the Maturity Date, which is eight months from the Issue Date. At any time on or after the occurrence of an Event of Default, the Holder of the Second Note shall have the right to convert all or part of the unpaid and outstanding Principal Amount and the accrued and unpaid interest into shares of common stock at a conversion price that equals to 65% multiplied by the Market Price. Pursuant to the L2 Collateralized Note, L2 Capital promises to pay the Company the Principal Amount of $500 (consisting $393 in cash, legal fees of $7 and an original issuance discount of $100) no later than November 10, 2017.

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

On September 1, 2017, the Company received net proceeds of $392 for the funding of the Second Note, in satisfaction of the L2 Collateralized Note. Upon receipt of the proceeds, the warrant shares were increased by 417,975. All other terms under the warrant remained the same.

The Company recorded an initial debt discount of $500, representing (a) an original issue discounts of $108 and (b) a beneficial conversion feature of $392. The debt discounts will be amortized using the effective interest method.

Management recorded the warrants at relative fair value to additional paid in capital. The corresponding debt discount is being amortized over the life of the note using the effective interest method. During the three and nine months ended September 30, 2017, the Company charged to operations $49 and $82, respectively, as accretion of debt discount on this note and warrants issued concurrent with this note.

On September 5, 2017, L2 notified the Company regarding certain matters which might have impacted the Company’s compliance covenants under the terms of the Commitment Note, the First Note, and the Second Note.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 9. Notes payable, continued

March 2017 securities purchase agreement, continued

The Company discussed these matters with L2 Capital, and without prejudice, induced L2 Capital to accept 2,166,850 additional shares of the Company’s common stock in connection with the conversion of the full balance of the L2 Capital notes outstanding. Accordingly, on September 8, 2017, L2 Capital converted all of their notes and accrued interest of $32 into a total of 3,853,553 shares of the Company’s common stock. On the date of conversion, the Company (a) recorded the remaining discount of the note in the amount of $709 as accretion of debt discount, and (b) recorded the fair value of the additional shares issued to L2 Capital in the amount of $5,764 as inducement expense.

May 2017 Notes

On May 1, 2017, the Company issued notes payable to two investors in the aggregate amount of $330 (the “May 2017 Notes”). The May 2017 Notes mature on October 1, 2018, with mandatory repayments beginning on October 1, 2017 in the amount of $25 and continuing monthly thereafter. The May 2017 Notes accrue interest at a rate of 10% per annum.

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

On September 29, 2017, the holders of the May 2017 Notes converted their notes with principal value of $330 and the related accrued interest of $14 into 327,382 shares of common stock. In connection with the conversion, the Company recorded the remaining note discount of $110 to accretion of debt discount.

During the three and nine months ended September 30, 2017, the Company recorded accretion of debt discount of $151 and $165, respectively, on the May 2017 Notes.

August 2017 Notes

On August 9, 2017, the Company issued notes payable to two investors in the aggregate amount of $330 (the “August 2017 Notes”) with an aggregate original issuance discount of $35. The August 2017 Notes mature on December 8, 2018, with mandatory repayments beginning on January 8, 2018 in the amount of $26 and continuing monthly thereafter. The August 2017 Notes accrue interest at a rate of 10% per annum.

At any time the August 17 Notes are outstanding the two investors are entitled to convert any outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at $1.05 per share.

The Company recorded a debt discount for (a) the original issue discount, (b) the relative fair value of the warrants issued, and (c) the intrinsic value of the beneficial conversion feature on the August 2017 Notes in the amounts of $35, $135, and $160, respectively.

During the three and nine months ended September 30, 2017, the Company recorded amortization of debt discount of $14 and $14, respectively, on the August 2017 Notes.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 9. Notes payable, continued

UAHC Note

On August 18, 2017, the Company sold to UAHC Ventures, LLC, a Nevada limited liability company, a secured convertible note (the “UAHC Note”) in the original principal amount of $2,410, with an original issuance discount of $400 and reimbursed legal and accounting expenses of $10, and a warrant to purchase 861,905 shares of common stock of the Company.

The principal and all accrued and unpaid interest is due on August 18, 2019. The UAHC Note is secured with the Company’s ownership of Mining Two and all assets of Mining Two. The Note bears an interest rate of 10% per annum, provided that at any time on or after the occurrence of an event of default, the interest rate shall be adjusted to 22% per annum. Subject to the terms and conditions set forth in the UAHC Note, the Company may prepay the outstanding balance of the UAHC Note in part or in full in cash in an amount equal to 125% multiplied by the outstanding balance of the UAHC Note.

At any time beginning on the date that is six months from the issuance date until the outstanding balance of the UAHC Note has been paid in full, UAHC may, at its option, convert all or any portion of the outstanding balance into shares of common stock of the Company on a cashless basis at a price of $1.05 per share, which will be adjusted for any future issuances of equity that contain a lower per-share exercise price. In addition, beginning three months after the issuance date, UAHC has the right to redeem a portion of the outstanding balance of the UAHC Note in any amount that is less than $90 per calendar month. The Company has the right to fund each redemption using cash or shares of the Company’s common stock at a price of $1.05 per share.

Management recorded a debt discount for (a) the original issue discount, (b) the relative fair value of the warrants issued and (c) the intrinsic value of the beneficial conversion feature on the UAHC Note in the amounts of $410, $819, and $1,181, respectively. The debt discounts will be accreted using the effective interest method over the term of the UAHC Note. During the three months ended September 30, 2017 and 2016, the Company recorded accretion of the debt discount on the UAHC Note of $2 and $0, respectively. During the nine months ended September 30, 2017 and 2016 the Company recorded accretion of the debt discount on the UAHC Note of $2 and $0, respectively.

September 2017 Note

On September 12, 2017, the Company issued a note payable to an investor in the amount of $480 (the “September 2017 Note”) with an original issue discount of $80, and a warrant to purchase 1,000,000 shares of the Company’s common stock. The principal and all accrued and unpaid interest on the outstanding balance is due on September 12, 2019.

From March 12, 2018 until the outstanding balance of the September 2017 Note has been paid in full, the holder may, at its option, convert all or any portion of the outstanding balance into shares of common stock of the Company at a price of $1.05 per share, which will be adjusted for any future issuances of equity that contain a lower per-share exercise price. In addition, beginning December 12, 2017, the holder has the right to redeem a portion of the outstanding balance of the September 2017 Note in any amount that is less than $25 per calendar month. The Company has the right to fund each redemption using cash or shares of the Company’s common stock at a price of $1.05 per share.

Management recorded a debt discount for (a) the original issue discount, (b) the relative fair value of the warrants issued and (c) the intrinsic value of the beneficial conversion feature on the September 2017 Note in the amounts of $80, $275 and $125, respectively. The debt discounts will be accreted using the effective interest method over the term of the September 2017 Note. During the three months ended September 30, 2017 and 2016, the Company recorded accretion of the debt discount on the September 2017 Note of $1 and $0, respectively. During the nine months ended September 30, 2017 and 2016 the Company recorded accretion of the debt discount on the September 2017 Note of $1 and $0, respectively.

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

During the three and nine months ended September 30, 2017, the Company issued 845,000 and 1,855,000, respectively, shares of its common stock to consultants in exchange for services. For the three and nine months ended September 30, 2017, the Company charged $1,712 and $2,681 to stock based compensation, which is a component of selling, general and administrative expenses in the Company’s Statements of Operations and Comprehensive Loss.

During the three and nine months ended September 30, 2017, the Company issued 846,948 shares of its common stock from the cashless exercise of warrants to purchase 1,160,000 shares of common stock.

Note 11. Stock–based compensation

Issuance of restricted shares – directors, officers and employees

During the nine months ended September 30, 2017, the Company issued 3,800,000 shares of restricted common stock to certain employees. The Company valued each award on its grant date and is expensing the grant date fair value over the 16-24 month vesting period.

The Company’s activity in restricted shares was as follows for the nine months ended September 30, 2017:

	Number of shares	Weighted average grant date fair value
Non–vested at December 31, 2016	1,000,000	$2.31
Granted	4,000,000	$1.25
Vested	(900,000)	$1.74
Forfeited	–
Non–vested at September 30, 2017	4,100,000	$1.40

For the three and nine months ended September 30, 2017 the Company has recorded $1,248 and $2,253, in employee and director stock–based compensation expense, which is a component of selling, general and administrative expense in the condensed consolidated statement of operations and comprehensive loss.

As of September 30, 2017, unamortized stock-based compensation costs related to restricted share arrangements was $4,135, and will be recognized over a weighted average period of 1.51 years.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 11. Stock–based compensation, continued

Stock options

The following is a summary of the Company’s stock option activity for the nine months ended September 30, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life	Intrinsic Value
Outstanding – January 1, 2017	6,000,000	$0.71	$1.28
Granted	–
Exercised	–
Forfeited/Cancelled	–
Outstanding – September 30, 2017	6,000,000	$0.71	$1.29	4.87	$12,550

Exercisable – September 30, 2017	6,000,000	$0.71	$1.29	4.87	$12,550

On August 14, 2017, in connection with the new employment agreement with Mr. McAfee, the Company modified his stock options to (a) extend the term of the stock options to August 14, 2022 and (b) to make the stock options immediately exercisable. In connection with this modification, the Company recognized the incremental value of the modified stock options of $37 as stock-based compensation, which is included below.

For the three months ended September 30, 2017 and 2016, the Company has recorded $5,169 and $0, respectively, in employee and director stock–based compensation expense, which is a component of selling, general and administrative expense in the condensed consolidated statement of operations.

For the nine months ended September 30, 2017 and 2016, the Company has recorded $7,094 and $0, respectively, in employee and director stock–based compensation expense, which is a component of selling, general and administrative expense in the condensed consolidated statement of operations.

As of September 30, 2017, there were no unrecognized compensation costs related to non–vested stock options.

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

On August 9, 2017, the Company issued warrants to purchase 360,000 shares of the Company’s common stock to the holders of the August 2017 Notes. The warrants have an exercise price of $1.05 per share and expire five years from the date of issuance.

On August 18, 2017, the Company issued warrants to purchase 861,905 shares of the Company’s common stock to the holder of the UAHC Note. The warrant has an exercise price of $1.05 per share and expires five years from the date of issuance.

On September 1, 2017, in accordance with the terms of the warrant (see Note 9) upon the funding of the Second Note, the shares issuable under the warrants issued to L2 Capital on March 10, 2017 increased by 417,975 shares. All other terms remained the same.

On September 8, 2017, L2 Capital exercised warrants to purchase 800,000 common shares on a cashless basis and the Company issued 620,282 shares.

On September 12, 2017, the Company issued a warrant to purchase 1,000,000 shares of the Company’s common stock to the holder of the September 2017 Note. The warrant has an exercise price of $2.00 per share and expires three years from the date of issuance.

On September 29, 2017, the holders of the May 2017 Notes exercised their warrants to purchase 360,000 shares of the Company’s common stock on a cashless basis. The Company issued 226,666 shares of its common stock to these holders.

The following table summarizes information about shares issuable under warrants outstanding at September 30, 2017:

	Warrant shares outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic Value
Outstanding at January 1, 2017	100,000	$3.75
Issued	14,256,699	$0.93
Exercised	(1,160,000)	$0.82
Expired	-
Outstanding at September 30, 2017	13,196,699	$0.96	2.95	$24,358

Exercisable at September 30, 2017	13,196,699	$0.96	2.95	$24,358

Note 12. Non–controlling interest

At September 30, 2017, the Company’s non–controlling interest was as follows:

M2P Americas
At January 1, 2017	$(22)
Non–controlling share of net loss	-
At September 30, 2017	$(22)

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

Total lease rental expense totaled $27 and $32 during the three months ended September 30, 2017 and 2016, respectively, and $87 and $53 for the nine months ended September 30, 2017 and 2016, respectively.

Total future minimum payments required under the new operating lease are as follows.

Years ended December 31,	Amount
2017 (three months)	$21
2018	85
2019	85
2020	7
$198

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

On November 18, 2016, the Company entered into an employment agreement with John McAfee pursuant to which Mr. McAfee joined the Company as Executive Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. McAfee has a base annual salary of $1.00 per day; payable at such times as the Company customarily pays is other senior level employees. In addition, Mr. McAfee was granted Executive options (the “Options”) to purchase an aggregate of six million (6,000,000) shares of the Company’s common stock (the “Option Shares”), which shall be exercisable for a period of five (5) years as follows:

●	options to purchase 1,000,000 shares of the Company’s common stock at a purchase price of $0.25 per share;

●	options to purchase 2,000,000 shares of the Company’s common stock at a purchase price of $0.50 per share; and

●	options to purchase 3,000,000 shares of the Company’s common stock at a purchase price of $1.00 per share.

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

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 13. Operating leases, commitments and legal, continued

Commitments, continued

On August 16, 2017, Mr. McAfee resigned as the Executive Chairman of the Board and as the Chief Executive Officer of the Company, effective on August 15, 2017. On August 16, 2017, Mr. McAfee accepted the appointment as the Chief Cybersecurity Visionary of the Company overseeing the design of the Company’s cybersecurity platforms, effective immediately. In connection with Mr. McAfee’s new appointment as Chief Cybersecurity Visionary, Mr. McAfee entered into a new employment, effective August 14, 2017. Mr. McAfee’s new agreement is for a term of 24 months at a rate pf $7.25 or the minimum wage of the state of North Carolina, whichever is higher. Upon execution, the Company notified Mr. McAfee’s previously granted stock options to (a) extend their term to August 4, 2022 and (b) cause them to be immediately exercisable.

In connection with Mr. McAfee’s resignation, on August 16, 2017, the Board appointed Mr. Robert Ladd, the current President of the Company as the Chief Executive Officer of the Company and H. Robert Holmes, a member of the Board, as the Chairman of the Board, effective up appointment.

During the year ended December 31, 2016, the Company purchased 400 bitcoin mining machines from Bitmain Technologies Limited for $630 and power supplies from Hash The Planet (“HTP”) for $53. The Company also entered a 12–month agreement with HTP to host, power, connect, monitor and service the machines for $136. The hosting data center is located in Cashmere, WA. MGT launched its bitcoin mining operations and earned its first BTC on September 3, 2016.

On July 31, 2017, the Company’s agreement with HTP expired and the Company entered into a new agreement with Zoom Hash for the same services expiring July 31, 2018. The cost of those services is $131.

Legal

On September 2, 2016, the Company and John McAfee filed an action (the “Action”) against Intel Corporation (“Intel”) in the United States District Court for the Southern District of New York (the “Court”) seeking a declaration that the use of or reference to the personal name of John McAfee and/or McAfee in its business, and specifically in the context of renaming the Company to “John McAfee Global Technologies, Inc.,” does not infringe upon Intel’s trademark rights or breach any agreement between the parties. Following a series of motions and counter-motions, both parties agreed to a court-supervised mediation process.

On June 30, 2017, the Company entered into a settlement agreement (the “Settlement Agreement”) with Intel in which the Company agreed not to use “John McAfee Global Technologies,” “John McAfee Privacy Phone,” “John McAfee” or “McAfee” as (or as part of) a trademark, logo, trade name, business name, slogan, service mark or brand name in connection with cybersecurity related products or services. Notwithstanding, the Company is permitted to use the name “John McAfee” in promotional and advertising materials and on product packages, provided that the name is used in a descriptive manner and in compliance with the specifications set forth in the Settlement Agreement. Additionally, the Company may use John McAfee’s likeness without restrictions.

On July 5, 2017, the Court dismissed with prejudice all claims and counterclaims filed in the Action.

Based upon a stipulation of voluntary dismissal (the “Stipulation”) entered into by the parties of the Action pursuant to the Settlement Agreement dated June 30, 2017. The Court will retain jurisdiction over the Parties for purposes of enforcing this Settlement Agreement.

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

In September 2016, various shareholders in the Company filed putative class action lawsuits against the Company, its president and certain of its individual officers and directors. The cases were filed in the United States District Court for the Southern District of New York and alleged violations of federal securities laws and seek damages. On April 11, 2017 those cases were consolidated into a single action (the “Securities Action”) and two individual shareholders were appointed lead plaintiffs by the Court. On June 30, 2017, the lead plaintiffs filed an amended complaint. On August 29, 2017, the defendants moved to dismiss the plaintiffs’ amended complaint, which the plaintiffs opposed on October 13, 2017. On November 3, 2017, the defendants filed a reply brief in support of their motion to dismiss the amended complaint. The Company is vigorously defending the lawsuits and believes it has meritorious defenses against the claims alleged in the amended complaint.

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

The second action was brought by Honig and certain shareholders in the United States District Court for the Southern District of New York (the “Breach of Contract Action”) against the Company and certain of its officers and directors. The Breach of Contract Action alleges claims for tortious interference with contractual relations, breach of contract, and unjust enrichment related to the Company’s unsuccessful attempt to acquire D–Vasive and Demonsaw in 2016 and the alleged resulting harm to certain D–Vasive and Demonsaw noteholders. The damages claimed include (a) an amount of $46,750, (b) together with interest, costs and reasonable attorneys’ fees as provided by law and relevant agreements, and (c) any further or different relief as this Court deems lawful and proper under the circumstances. The Company filed a motion to dismiss on June 5, 2017 and the plaintiffs filed an amended complaint on June 26, 2017. On June 30, 2017, the court granted a motion for extension of time filed by the Company and granted the Company until August 28, 2017 to file its response. On August 24, 2017, the court partially granted the Company’s motion to dismiss and allowed some of the plaintiff’s claims to proceed. The case has moved to the discovery phase. On September 28, 2017, the plaintiffs and defendants completed their briefing on the defendants’ motion to dismiss the amended complaint. The defendants’ motion to dismiss is currently under review by the court. The Company and its officers and directors believe that they have meritorious defense against the claims alleged in the amended complaint.

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

Note 14. Related Party Transactions

Janice Dyson, wife of John McAfee, the Company’s Chief Cybersecurity Visionary is the sole director of Future Tense Secure Systems, Inc. (“FTS”) and owns 33% of the currently outstanding shares of common stock of such company. On March 3, 2017, the Company and FTS entered into the Demonsaw LLC Membership Interest Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, Future Tense sold its 46% membership interest in Demonsaw, LLC, a Delaware limited liability company for 2,000,000 unregistered shares of MGT’s common stock.

On May 9, 2016, the Company entered a consulting agreement with FTS, pursuant to which FTS would provide advice, consultation, information and services to the Company including assistance with executive management, business and product development and potential acquisitions or related transactions. During the three months ended September 30, 2017 and 2016, the Company recorded consulting fees of $63 and $83, respectively, to FTS for such services. During the nine months ended September 30, 2017 and 2016, the Company recorded consulting fees of $197 and $349, respectively, to FTS for such services. As of September 30, 2017, the Company owed $0 to FTS.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 15. Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision–making group is composed of the Chief Executive Officer. The Company operates in two segments, Cybersecurity and Crypto-Currency Mining. Certain corporate expenses are not allocated to segments.

The Company evaluates performance of its operating segments based on revenue and operating loss. The following table summarizes our segment information as of and for the three and nine months ended September 30, 2017 and 2016:

	Intellectual Property	Gaming	Cybersecurity	Crypto-Currency Mining	Unallocated corporate/ other	Total
Three months ended September 30, 2017
Revenue	$–	$–	$–	$515	$–	$515
Cost of revenue	–	–	–	(365)	–	(365)
Gross margin	–	–	–	150	–	150
Operating (loss) income	–	–	(112)	150	(9,614)	(9,576)
Three months ended September 30, 2016
Revenue	$–	$–	$–	$53	$–	$53
Cost of revenue	–	–	–	(31)	–	(31)
Gross margin	–	–	–	22	–	22
Operating income (loss)	–	–	–	22	(10,866)	(10,844)
Nine months ended September 30, 2017
Revenue	$–	$–	$–	$1,215	$–	$1,215
Cost of revenue	–	–	–	(754)	–	(754)
Gross margin	–	–	–	461	–	461
Operating (loss) income	–	–	(481)	461	(16,621)	(16,641)
Nine months ended September 30, 2016
Revenue	$–	$–	$–	$53	$–	$53
Cost of revenue	–	–	–	(31)	–	(31)
Gross margin	–	–	–	22	–	22
Operating income (loss)	(673)	(1,510)	–	22	(15,275)	(17,436)
September 30, 2017
Cash and cash equivalents	$–	$–	$–	$–	$43	$43
Property and equipment	–	–	–	3,727	4	3,731
Intangible assets	–	–	344	–	–	344
December 31, 2016
Cash and cash equivalents	$–	$–	$–	$–	$345	$345
Property and equipment	–	–	–	594	8	602
Intangible assets	–	–	–	–	468	468

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 16. Subsequent events

The Company has evaluated the impacts of subsequent events through November 9, 2017, and has determined that no such events occurred that were required to be reflected in the condensed consolidated financial statements, except as described below.

Management Agreement

On October 12, 2017, the Company, entered into two management agreements (collectively “Management Agreements”) with two accredited investors (“Users”), respectively, on substantially similar terms whereby Users agreed to purchase a total number of 1,944 Bitmain Antminer S9 mining computers (the “Bitcoin Hardware”) to mine bitcoins with the Company acting as the exclusive manager for each of the Users. Pursuant to the Management Agreements, the Company shall install, host, maintain, repair and provide ancillary services necessary to operate the Bitcoin Hardware. In accordance with each of the Management Agreements, the Company will receive a management fee that equals 10% of the total bitcoins produced by each User’s Bitcoin Hardware and share the respective net profits of such bitcoin mining operation with each User. In connection with the Management Agreements, the Company issued 193,000 shares of the Company’s common stock and a Series F Warrant to purchase 193,000 shares of the Company’s common stock at an initial exercise price of $2.00 per share exercisable for a period of three years to one User and 154,400 shares of the Company’s common stock and another Series F Warrant to purchase 154,400 shares of the Company’s common stock at an initial exercise price of $2.00 per share exercisable for a period of three years to the other User.

Shares Issued to Consultants

Subsequent to September 30, 2017 through November 7, 2017, the Company issued an aggregate of 437,000 shares of its common stock to consultants.

Warrant Exercise

On November 1, 2017 the Company received proceeds of $94 from the exercise of a warrant to purchase 125,000 shares at an exercise price of $0.75 per share.

Shares Issued to Employees

On October 2, 2017, the Company issued 1,400,000 shares of common stock to an employee that were granted on August 15, 2017. These shares were valued on the date of grant and are being amortized over a 24 - month vesting period.

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

Executive summary

MGT Capital Investments, Inc. (“MGT”, “the Company”, “we”, or “us”) is a Delaware corporation, incorporated in 2000. The Company was originally incorporated in Utah in 1977. MGT is comprised of the parent company, wholly–owned subsidiaries MGT Cybersecurity, Inc. (“MGT Cybersecurity”), Medicsight, Inc. (“Medicsight”), MGT Sports, Inc. (“MGT Sports”), MGT Studios, Inc. (“MGT Studios”), MGT Interactive, LLC (“MGT Interactive”), MGT Gaming, Inc. (“MGT Gaming”), and MGT Mining One, Inc. (“Mining One”) and MGT Mining Two, Inc. (“Mining Two”). MGT Studios also owns a controlling minority interest in the subsidiary M2P Americas, Inc. Our corporate office is located in Durham, North Carolina. Mining One was formed in April 2017 for the purpose of facilitating the issuance of the Iliad Note. Mining Two was formed on August 1, 2017 for the purpose of facilitating the issuance of the UAHC Note.

The Company is in the process of acquiring and developing a diverse portfolio of cybersecurity technologies.

Also, as part of its corporate efforts in cryptocurrency technologies, MGT is growing its capacity in mining Bitcoin.

On September 8, 2016, MGT stockholders voted to change the corporate name of MGT to “John McAfee Global Technologies, Inc.” On September 2, 2016, the Company and John McAfee (“Plaintiffs”) commenced an action in the United States District Court for the Southern District of New York seeking a declaratory judgment that the Company’s proposed name change to “John McAfee Global Technologies, Inc.” does not infringe on Intel’s trademarks and does not breach any agreement between John McAfee and Intel’s subsidiaries and/or predecessors. Following the judicial procedures, on June 30, 2017 the Company and Intel entered into the Settlement Agreement based on which and a stipulation of voluntary dismissal, on July 5, 2017, the Court dismissed with prejudice all claims and counterclaims filed in this case. Item 1 of Part II of this Quarterly Report on Form 10-Q shall have more details relating to this Action.

All figures set forth in this Quarterly Report as of and for the three and nine months ended September 30, 2017 on this Form 10-Q are in thousands, except share and per-share amounts.

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

On May 5, 2017 the Company entered into a joint venture agreement with Nordic IT Souring Association Venture Partners (“Nordic IT”), pursuant to which the Company and Nordic IT shall co-develop and market a new generation of secure mobile phones. Nordic IT and the Company share equal equity interest in the joint venture, JMPP Oy, which is domiciled in Helsinki, Finland. In accordance with the terms of the agreement with Nordic IT, the Company shall design, engineer and test mobile phones with certain privacy features and Nordic IT will source strategic partners to manufacture such cell phones and conduct marketing and sales of such mobile phones.

Crypto-Currency Mining

In September 2016, we began a crypto-currency mining operation. Crypto-currencies are a medium of exchange that uses decentralized control (a block chain) as opposed to a central bank to track and validate transactions. We are currently involved in mining Bitcoin and Ethereum, whereby we earn revenue by solving “blocks” to be added to the block chain.

On September 13, 2016, we announced a launch of our 5.0 PH/s Bitcoin mining operation, based in central Washington. The facility was subsequently being expanded with the addition of 13 PH/s Bitcoin mining in computing power.

On September 6, 2017, we entered into an agreement to purchase 50 Ethereum mining machines, which we plan to deploy in order to begin an Ethereum mining operation. We expect to take delivery of these machines during the fourth quarter of 2017. On September 8, 2017, the Company paid $180 for this purchase and recorded them as property and equipment on its unaudited condensed consolidated balance sheet.

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

Beneficial Conversion Feature of Convertible Notes Payable

The Company accounts for convertible notes payable in accordance with the guidelines established by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 470-20, Debt with Conversion and Other Options. The beneficial conversion feature of a convertible note is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a beneficial conversion feature related to the issuance of a convertible note when issued and also records the estimated fair value of any warrants issued with those convertible notes. Beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.

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

Revenue recognition

The Company recognizes revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement and that the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is probable. Our material revenue stream is related to the mining of digital currencies. The Company derives its revenue by providing transaction verification services within the digital currency networks of crypto-currencies, such as Bitcoin and Ethereum, commonly termed “Crypto-Currency Mining.” In consideration for these services, the Company receives digital currency (“Coins”). The Coins are recorded as revenue, using the average spot price of the Coins on the date of receipt. The Coins are recorded on the balance sheet at their fair value and re–measured at each reporting date. Revaluation gains or losses, as well gains or losses on sale of Coins are recorded in the statement of operations. Expenses associated with running the Crypto-Currency Mining business, such as equipment deprecation, rent and electricity cost are recorded as cost of revenues.

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

Results of operations

The Company currently has two operational segments, Cybersecurity and Crypto-currency Mining. Intellectual property and Gaming are no longer considered business segments. Certain corporate expenses are not allocated to a particular segment.

Three months ended September 30, 2017 and 2016

The Company achieved the following results for the three months ended September 30, 2017 and 2016, respectively:

●	Revenues totaled $515 for the three months ended September 30, 2017 (2016: $53);

●	Costs of revenues were $365 for the three months ended September 30, 2017 (2016: $31);

●	Operating expenses were $9,726 for the three months ended September 30, 2017 (2016: $10,866);

●	Net loss attributable to common shareholders was $16,464 for the three months ended September 30, 2017 (2016: $10,830) and resulted in a basic and diluted loss per share of $0.43 for the three months ended September 30, 2017 (2016: $0.42).

The Company’s revenue and cost of revenue increased by $462 and $334, respectively, during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This was due to the expansion of the Company’s Crypto-Currency Mining operations.

Our operating expenses decreased approximately 10% during the three months ended September 30, 2017 compared to the comparable three months ended September 30, 2016. The decrease is primarily attributed to decreases in investor relations and other professional fees.

Cybersecurity

During the three months ended September 30, 2017, the Company recognized operating expenses of $112 (2016: $0).

Crypto-Currency Mining

During the three months ended September 30, 2017, the Company recognized $515 in revenue for this segment (2016:$53). The Company’s Crypto-Currency Mining operation commenced in September 2016 and the Company added additional Crypto-Currency Mining capacity during 2017.

There was $365 in cost of revenue for the three months ended September 30, 2017 (2016: $31). The increase in 2017 is attributed to a full quarter of Crypto-Currency Mining in the 2017 quarter.

Unallocated Corporate / Other

Operating expenses during the three months ended September 30, 2017 were $9,614 (2016: $10,866). The decrease of $1,252 was primarily due to a decrease in stock-based compensation of $1,166.

For the three months ended September 30, 2017, non–operating expenses mainly consisted of, interest and other expenses of $110, accretion of debt discount of $1,023 and inducement expense of $5,764. The inducement expense was due to the induced conversion of the notes payable to L2 Capital. During the comparable period ended September 30, 2016, non–operating expenses mainly consisted of an impairment of long-term investments of $276. This was offset by interest income of $221 and a gain on sale of investment of $110.

Nine months ended September 30, 2017 and 2016

The Company achieved the following results for the nine months ended September 30, 2017 and 2016, respectively:

●	Revenues totaled $1,215 for the nine months ended September 30, 2017 (2016: $53);

●	Costs of revenues were $754 for the nine months ended September 30, 2017 (2016: $31);

●	Operating expenses were $17,102 for the nine months ended September 30, 2017 (2016: $17,458);

●	Net loss attributable to Common shareholders was $26,590 for the nine months ended September 30, 2017 (2016: $18,260) and resulted in a basic and diluted loss per share of $0.77 for the nine months ended September 30, 2017 (2016: $0.84).

The Company’s revenue and cost of revenue increased by $1,162 and $723, respectively, during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This was due to the expansion of the Company’s Crypto-Currency Mining operation during 2017.

Our operating expenses decreased approximately 2% during the nine months ended September 30, 2017 compared to the comparable nine months ended September 30, 2016. The decrease is primarily attributed to decreases in impairment of goodwill and intangible assets offset by increases in stock-based compensation and legal and professional fees.

Intellectual property

During the nine months ended September 30, 2017 and 2016, the Company recognized no revenues in either period due to the discontinuation of such business segment. Operating expenses for the nine months ended September 30, 2017 was $0 (2016: $673), consisting of impairment of a gaming patent.

Gaming

During the nine months ended September 30, 2017, the Company recognized operating expenses of $0 (2016: $1,510). During the nine months ended September 30, 2016 the Company recognized an impairment charge of $1,496 related to goodwill and $14 related to intangible assets.

Cybersecurity

During the nine months ended September 30, 2017, the Company recognized operating expenses of $481 (2016: $0).

Crypto-Currency Mining

During the nine months ended September 30, 2017, the Company recognized $1,215 in revenue for this segment (2016: $53). Crypto-Currency Mining operations commenced in September 2016. The Company deployed additional Crypto-Currency Mining capacity during 2017.

There was $754 cost of revenue for the nine months ended September 30, 2017 (2016: $31). The increase in 2017 is attributed to a full period of Crypto-Currency Mining during 2017.

Unallocated Corporate / Other

Operating expenses during the nine months ended September 30, 2017 was $16,621 (2016: $15,275). The increase of $1,346 was primarily due an increase of $1,318 in stock-based compensation and an increase of $1,108 in legal and professional fees.

For the nine months ended September 30, 2017, non–operating expenses mainly consisted of gain on sale of assets of $57, impairment of equity method investments, related party of $2,500, impairment of long-term investments of $287, interest and other expenses of $300, loss on sale of investments of $84, accretion of debt discount of $1,071 and inducement expense of $5,764. The inducement expense was related to the induced conversion of the L2 Capital notes. During the comparable period ended September 30, 2016, non–operating expenses mainly consisted of a loss on sale of investments of $1,083 and impairment of long-term investments of $276. This was offset by interest income of $257.

Liquidity and capital resources

	As of
	September 30, 2017	December 31, 2016
Working capital summary
Cash and cash equivalents	$43	$345
Other current assets	1,165	153
Investments – current	–	44
Digital currencies	17	10
Current liabilities	(1,811)	(191)
Working capital (deficit) surplus	$(586)	$361

	Nine months ended September 30,
	2017	2016
Cash (used in) / provided by
Operating activities	$(3,092)	$(3,772)
Investing activities	(3,431)	799
Financing activities	6,221	4,727
Net (decrease)/ increase in cash and cash equivalents	$(302)	$1,754

On September 30, 2017, MGT’s cash and cash equivalents were $43. The Company continues to exercise discipline with respect to current expense levels, as revenues remain limited. Our cash and cash equivalents decreased during the nine months ended September 30, 2017, primarily due to $3,092 used in operating activities, $3,431 used in investing activities offset by funds provided by the sale of convertible notes and shares resulting in a net increase in cash provided by financing activities of $6,221.

Operating activities

Our net cash used in operating activities differs from the net loss predominantly because of various non–cash adjustments such as depreciation, amortization and impairment of intangibles, inducement expense, stock–based compensation, loss on sale of investments, impairment of investments, accretion of debt discount, and the movement in working capital.

Investing activities

During the nine months ended September 30, 2017, the Company used $3,431 in investing activities as compared to receiving $799 from investing activities in the corresponding prior period. The cash used in investing activities during the nine months ended September 30, 2017 were primarily due to purchases of property and equipment of $3,897 offset by sale of property and equipment of $440 and investments properties of $26. The cash provided by investing activities in 2016 were primarily a result of the sale of investments.

Financing activities

Conversion of Notes

During the nine months ended September 30, 2017, holders of $3,890 in principal and $45 in accrued interest of the Company’s notes payable converted their notes into 7,147,603 shares of common stock.

March 2017 Equity Purchase Agreement

On March 10, 2017, the Company and L2 Capital, LLC (“L2 Capital”), a Kansas limited liability company, entered into an equity purchase agreement (the “Equity Purchase Agreement”), which was subsequently amended on May 18, 2017, pursuant to which the Company may issue and sell to L2 Capital from time to time up to $6,500 of the Company’s common stock that will be registered with the Securities and Exchange Commission (the “SEC”) under a registration statement on a form S–1. Pursuant to the Equity Purchase Agreement, the Company may require L2 Capital to purchase shares of common stock in a minimum amount of $25 and maximum of the lesser of (a) $1 million or (b) 150% of the Average Daily Trading Value, upon the Company’s delivery of a Put Notice to L2 Capital. L2 Capital shall purchase such number of shares of common stock at a per share price that equals to the lowest closing bid price of the common stock during the pricing period multiplied by 90%. Before the expiration of the term of the Equity Purchase Agreement, the Company may terminate the Equity Purchase Agreement, at any time by a written notice from the Company to L2 Capital.

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

On September 1, 2017, in accordance with the terms of the warrant (see Note 9) upon the funding of the Second Note, the shares issuable under the warrants issued to L2 Capital on March 10, 2017 increased by 417,975 shares. All other terms remained the same.

On September 8, 2017, L2 Capital exercised warrants to purchase 800,000 common shares on a cashless basis and the Company issued 620,282 shares.

On September 5, 2017, L2 notified the Company regarding certain matters which might have impacted the Company’s compliance covenants under the terms of the Commitment Note, the First Note, and the Second Note.

The Company discussed these matters with L2 Capital, and without prejudice, induced L2 Capital to accept 2,166,850 additional shares of the Company’s common stock in connection with the conversion of the full balance of the L2 Capital notes outstanding. Accordingly, on September 8, 2017, L2 Capital converted all of their notes and accrued interest of $32 into a total of 3,853,553 shares of the Company’s common stock.

Iliad note

On May 18, 2017, the Company together with MGT Mining One, Inc. (“Mining One”), a wholly-owned subsidiary of the Company, and Iliad Research and Trading, L.P., (“Iliad”), a Utah limited partnership, entered into a securities purchase agreement (the “Securities Purchase Agreement”), pursuant to which the Company issued and sold to Iliad a secured convertible note (the “Note”) in the original principal amount (the “Original Principal Amount”) of $1,355, with an original issuance discount (the “OID”) of $225 and legal and accounting expenses of $5, and a warrant (the “Warrant”) to purchase shares of common stock of the Company. In accordance with the Securities Purchase Agreement, Iliad shall fund the Company and Mining One (together the “Borrowers”) the purchase price (the “Purchase Price”) in an amount of $1,125, which equals to the result of deducting the OID and legal and accounting expenses from the Original Principal Amount.

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

In connection with the issuance of the Note, the Company also issued to Iliad a Warrant to purchase up to 1,231,819 shares of Common Stock of the Company in accordance with the terms of the warrant to purchase shares of common stock. The Warrant shall be exercisable at a cash price of $1.05 per share for a term of five years.

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

The May 2017 Notes feature a “most favored nation” clause, in which, if the Company were to issue convertible notes with more favorable terms to another investor, the holders of the May 2017 Notes can elect to replace their notes with new notes with the same terms as the more favorable notes. On September 29, 2017, the May 2017 Notes were converted into 327,382 shares of the Company’s Common Stock.

UAHC Note

On August 18, 2017, the Company sold to UAHC Ventures, LLC, a Nevada limited liability company, a secured convertible note (the “UAHC Note”) in the original principal amount of $2,410, with an original issuance discount of $400 and reimbursed legal and accounting expenses of $10, and a warrant to purchase 861,905 shares of common stock of the Company.

The principal and all accrued and unpaid interest is due on August 18, 2019. The UAHC Note is secured with the Company’s ownership of Mining One and all assets of Mining One. The Note bears an interest rate of 10% per annum, provided that at any time on or after the occurrence of an event of default, the interest rate shall be adjusted to 22% per annum. Subject to the terms and conditions set forth in the UAHC Note, the Company may prepay the outstanding balance of the UAHC Note in part or in full in cash in an amount equal to 125% multiplied by the outstanding balance of the UAHC Note.

At any time beginning on the date that is six months from the issuance date until the outstanding balance of the UAHC Note has been paid in full, UAHC may, at its option, convert all or any portion of the outstanding balance into shares of common stock of the Company on a cashless basis at a price of $1.05 per share, which will be adjusted for any future issuances of equity that contain a lower per-share exercise price. In addition, beginning three months after the issuance date, UAHC has the right to redeem a portion of the outstanding balance of the UAHC Note in any amount that is less than $90 per calendar month. The Company has the right to fund each redemption using cash or shares of the Company’s common stock at a price that is the lower of $1.05 per share and the price that is 65% of the Company’s market price.

August 2017 Notes

On August 9, 2017, the Company issued notes payable to two investors in the aggregate amount of $330,000 (the “August 2017 Notes”) with an aggregate original issuance discount of $35,000. The August 2017 Notes mature on December 8, 2018, with mandatory repayments beginning on January 8, 2018 in the amount of $13 and continuing monthly thereafter. The August 2017 Notes accrue interest at a rate of 10% per annum.

At any time the August 2017 Notes are outstanding the two investors are entitled to convert any outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at $1.05 per share.

September 2017 Note

On September 12, 2017, the Company issued a note payable to an investor in the amount of $480 (the “September 2017 Note”) with an original issue discount of $80, and a warrant to purchase 1,000,000 shares of the Company’s common stock. The principal and all accrued and unpaid interest on the outstanding balance on the date that is twenty-four (24) months from the issuance date.

At any time beginning on the date that is six months from the issuance date until the outstanding balance of the September 2017 Note has been paid in full, the holder may, at its option, convert all or any portion of the outstanding balance into shares of common stock of the Company at a price of $1.05 per share, which will be adjusted for any future issuances of equity that contain a lower per-share exercise price. In addition, beginning three months after the issuance date, the holder has the right to redeem a portion of the outstanding balance of the September 2017 Note in any amount that is less than $25 per calendar month. The Company has the right to fund each redemption using cash or shares of the Company’s common stock at a price that is the lower of $1.05 per share and the price that is 65% of the Company’s market price.

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

During the three and nine months ended September 30, 2017, the Company issued 846,948 shares of its common stock from the cashless exercise of warrants to purchase 1,160,000 shares of common stock.

Risks and uncertainties related to our future capital requirements

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2017, the Company had incurred significant operating losses since inception and continues to generate losses from operations and has an accumulated deficit of $355,057.

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

As of September 30, 2017, MGT’s cash, cash equivalents and restricted cash were $43. The Company intends to raise additional capital, either through debt or equity financings or through the continued sale of the Company’s assets in order to achieve its business plan objectives. Management believes that it can be successful in obtaining additional capital; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Off–balance sheet arrangements

As of September 30, 2017 we had no obligations, assets or liabilities which would be considered off–balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off–balance sheet arrangements.

Inflation

The effect of inflation on the Company’s operating results was not significant.

Item 3. Quantitative and qualitative disclosures about market risk

As of September 30, 2017, the Company had approximately $43 in cash and cash equivalents. The Company’s investment policy and strategy are focused on preservation of capital and supporting the Company’s liquidity requirements.

We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Item 4. Controls and procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer, who is also our Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a–15(e) or 15d–15(e)) of the Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures as of September 30, 2017 (the end of the period covered by this Quarterly Report on Form 10–Q), have not been designed and are not functioning effectively to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. During the three months ended September 30, 2017, there were no changes to the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

On September 2, 2016, the Company and John McAfee filed an action (the “Action”) against Intel Corporation (“Intel”) in the United States District Court for the Southern District of New York (the “Court”) seeking a declaration that the use of or reference to the personal name of John McAfee and/or McAfee in its business, and specifically in the context of renaming the Company to “John McAfee Global Technologies, Inc.,” does not infringe upon Intel’s trademark rights or breach any agreement between the parties. Following a series of motions and counter-motions, both parties agreed to a court-supervised mediation process.

On June 30, 2017, the Company entered into a settlement agreement (the “Settlement Agreement”) with Intel in which the Company agreed not to use “John McAfee Global Technologies,” “John McAfee Privacy Phone,” “John McAfee” or “McAfee” as (or as part of) a trademark, logo, trade name, business name, slogan, service mark or brand name in connection with cybersecurity related products or services. Notwithstanding, the Company is permitted to use the name “John McAfee” in promotional and advertising materials and on product packages, provided that the name is used in a descriptive manner and in compliance with the specifications set forth in the Settlement Agreement. Additionally, the Company may use John McAfee’s likeness without restrictions.

On July 5, 2017, the Court dismissed with prejudice all claims and counterclaims filed in the Action, based upon a stipulation of voluntary dismissal (the “Stipulation”) entered into by the parties of the Action pursuant to the Settlement Agreement dated June 30, 2017. The Court will retain jurisdiction over the Parties for purposes of enforcing this Settlement Agreement.

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

In September 2016, various shareholders in the Company filed putative class action lawsuits against the Company, its president and certain of its individual officers and directors. The cases were filed in the United States District Court for the Southern District of New York and alleged violations of federal securities laws and seek damages. On April 11, 2017 those cases were consolidated into a single action (the “Securities Action”) and two individual shareholders were appointed lead plaintiffs by the Court. On June 30, 2017, the lead plaintiffs filed an amended complaint. On August 29, 2017, the defendants moved to dismiss the plaintiffs’ amended complaint, which the plaintiffs opposed on October 13, 2017. On November 3, 2017, the defendants filed a reply brief in support of their motion to dismiss the amended complaint. The Company is vigorously defending the lawsuits and believes it has meritorious defenses against the claims alleged in the amended complaint.

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

The second action was brought by Honig and certain shareholders in the United States District Court for the Southern District of New York (the “Breach of Contract Action”) against the Company and certain of its officers and directors. The Breach of Contract Action alleges claims for tortious interference with contractual relations, breach of contract, and unjust enrichment related to the Company’s unsuccessful attempt to acquire D–Vasive and Demonsaw in 2016 and the alleged resulting harm to certain D–Vasive and Demonsaw noteholders. The damages claimed include (a) an amount of $46,750, (b) together with interest, costs and reasonable attorneys’ fees as provided by law and relevant agreements, and (c) any further or different relief as this Court deems lawful and proper under the circumstances. The Company filed a motion to dismiss on June 5, 2017 and the plaintiffs filed an amended complaint on June 26, 2017. On June 30, 2017, the court granted a motion for extension of time filed by the Company and granted the Company until August 28, 2017 to file its response. On August 24, 2017, the court partially granted the Company’s motion to dismiss and allowed some of the plaintiff’s claims to proceed. The case has moved to the discovery phase. On September 28, 2017, the plaintiffs and defendants completed their briefing on the defendants’ motion to dismiss the amended complaint. The defendants’ motion to dismiss is currently under review by the court. The Company and its officers and directors believe that they have meritorious defense against the claims alleged in the amended complaint.

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

Item 1A. Risk factors

Except as stated below, there are no additional risk factors other than those discussed in our Annual Report Form 10–K filed on April 20, 2017.

Significant Bitcoin Network contributors could propose amendments to the Bitcoin Network’s protocols and software that, if accepted and authorized by the Bitcoin Network, could adversely affect an investment in us.

To the extent that a significant majority (approximately 80%) of the miners on the Bitcoin Network agree, the Bitcoin Network could be subject to new protocols and software that may adversely affect an investment in the Company. In such an event, or in the event a developer or group of developers proposes a modification to the Bitcoin Network that is not accepted by a majority of miners it would result in, two or more competing and incompatible blockchain implementations known as a “hard fork”. In such a case, the “hard fork” in the blockchain could materially and adversely affect the perceived value of bitcoin as reflected on one or both incompatible blockchains that as a result of which may adversely affect an investment in the Company.

Item 2. Unregistered sales of equity securities and use of proceeds

During the nine months ended September 30, 2017, the Company issued 4,000,000 shares of restricted Common stock to certain employees and directors.

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

During May 2017, the Company sold 1,250,000 shares of its common stock at $0.40 per share for total proceeds of $500. In addition, for every Share purchased, the Investors received detachable warrants, as follows: (i) one Series A Warrant; (ii) one Series B Warrant; (iii) one Series C Warrant. Each Series A Warrant is exercisable for one share of common stock, for a period of three years at a price of $0.50 per share. Each Series B Warrant is exercisable for one share of common stock, for a period of three years at a price of $0.75 per share, and each Series C Warrant is exercisable for one share of common stock, for a period of three years at a price of $1.00 per share. The above issuance was made in reliance on an exemption from registration set forth in the Section 4(2) of the Securities Act. The Company uses he proceeds from such sale of its common stock and warrants for general working capital purposes.

In addition, the Company sold a number of convertible notes to various investors a summarized below. During February and March 2017, the Company issued two 10% convertible promissory notes with the principal amount of $50 each. Both notes mature one year from the date of issuance. Both notes are convertible at a fixed rate of $0.25 per share. On August 14 and September 6, 2017, the holder of the two notes converted the notes of the aggregate amount of $100 in principal into a total of 400,000 share of the Company’s common stock. On May 1, 2017, the Company issued notes payable to two investors in the aggregate principal amount of $330 (the “May 2017 Notes”) with an original issuance discount of $65. The May 2017 Notes bear a 10% interest rate per annum and mature on October 1, 2018, with mandatory repayments beginning on October 1, 2017 in the amount of $25 and continuing monthly thereafter. On September 29, 2017, the holders of the May 2017 Notes converted the notes and the related accrued interest into 327,382 shares of common stock. On August 9, 2017, the Company issued convertible notes payable to two investors in the aggregate amount of $330 (the “August 2017 Notes”) with an aggregates original issuance discount of $35. The August 2017 Notes mature on December 8, 2018, with mandatory repayments beginning on January 8, 2018 in the amount of $26 and continuing monthly thereafter. The August 2017 Notes accrue interest at a rate of 10% per annum. On September 12, 2017, the Company issued a convertible note payable to an investor in the amount of $480 (the “September 2017 Notes”) with an original issue discount of $80, and a warrant to purchase 1,000,000 share of the Company’s common stock. The principal and all accrued and unpaid interest on the outstanding balance are due on September 12, 2019. The above issuance were made in reliance on exemption from registration set forth in Section 4(2) of the Securities Act, as amended. The Company used the proceeds from such issuances of convertible notes and warrants for general working capital purposes.

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

MGT CAPITAL INVESTMENTS, INC

November 9, 2017	By:	/s/ ROBERT B. LADD
Robert B. Ladd
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

