Form 10-K
period 2017-12-31
MGT CAPITAL INVESTMENTS INC
filed 2018-04-02
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10–K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to

Commission File Number 001-32698

MGT CAPITAL INVESTMENTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13–4148725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

512 S. Mangum Street, Suite 408 Durham, NC	27701
(Address of principal executive offices)	(Zip Code)

(914) 630–7430

(Registrant’s telephone number, including area code)

Securities registered under section 12(b) of the Act:

common stock, par value $0.001 per share

Securities registered under section 12(g) of the Act:

Not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes[  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2017, the last day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the registrant’s common stock held by non–affiliates of the registrant was approximately $47,597,959.

As of March 30, 2018, the registrant had outstanding 66,073,075 shares of common stock, $0.001 par value. (the “Common Stock”)

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

INDEX

(in thousands, except share and per–share amounts)

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and other written and oral statements made from time to time by us may contain forward-looking statements. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

●	The uncertainty of profitability based upon our history of losses;

●	Risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern; and

●	Other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Information regarding market and industry statistics contained in this Annual Report on Form 10-K is included based on information available to us that we believe is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. As a result, investors should not place undue reliance on these forward-looking statements.

As used in this annual report, the terms “we”, “us”, “our”, “MGT” and the “Company” mean MGT Capital Investments, Inc. and its subsidiaries, unless otherwise indicated.

All figures set forth in this Annual Report as of and for the year ended December 31, 2017 on this Form 10–K are in thousands, except share and per–share amounts.

PART I

Item 1. Business

MGT Capital Investments, Inc. is a Delaware corporation, incorporated in 2000. The predecessor of the Company was originally incorporated in Utah in 1977. MGT is comprised of the parent company, wholly–owned subsidiaries MGT Cybersecurity, Inc., Medicsight, Inc., MGT Sports, Inc. (“MGT Sports”), MGT Studios, Inc. (“MGT Studios”), MGT Interactive, LLC, MGT Gaming, Inc., MGT Mining One, Inc. and MGT Mining Two, Inc. MGT Studios also owns a controlling minority interest in the subsidiary M2P Americas, Inc. Our corporate office is located in Durham, North Carolina.

Cryptocurrency Mining Business

Industry Summary

Bitcoin is a world–recognized cryptocurrency, which can be traded and converted into major fiat currencies on cryptocurrency exchanges. Cryptocurrencies are a medium of exchange that are transacted through and recorded on a decentralized distributed ledger system, called the “Blockchain.” The Blockchain is built by a chronological addition of transactions, which are grouped into blocks. Each new block requires a mathematical problem to be solved before it can be confirmed and added to the Blockchain. The speed at which these mathematical problems are solved is called Hash Rate. It represents the overall computing power of the network and is measured in Hashes per second (“H/s”). The complexity of these problems, also referred to as mining difficulty, increases with the network’s growing Hash rate.

Bitcoin mining entails solving these complex mathematical problems using custom designed and programmed application-specific integrated circuit (“ASIC”) computers (also referred to as “miners”). Bitcoin miners perform a vital function on the Bitcoin Blockchain network, by performing these Hash calculations and adding transactions blocks to the Blockchain ledger. When a miner is successful in adding a block to the Blockchain, it is rewarded with a fixed number of bitcoin; a miner can also be compensated by network transaction fees.

Additional information about Bitcoin, Blockchain and cryptocurrencies can be found on publicly available educational sources such as www.bitcoin.org.

Our Operations

In September 2016, MGT commenced its Bitcoin mining operations in the Wenatchee Valley area of central Washington. Throughout 2017 we expanded our mining capacity with the purchase of additional miners and entering into hosting and power agreements with Washington facilities owners. We also entered into management agreements with third party investors whereby the investors purchase the mining hardware, and the Company will receive both a fee to manage the mining operations plus one-half of the net operating profit. In the twelve months ended December 31, 2017, the Company mined approximately 856 coins and recorded $3,134 in revenue.

Due to the lack of availability of adequate electric power in Washington to support our growth, the Company decided to move operations to northern Sweden at the end of 2017. During the first quarter of 2018, we took delivery of additional Bitcoin mining machines in Sweden and moved or sold most of our Bitcoin mining machines from Washington. We plan to continue growing our mining capacity in Sweden during 2018.

At March 30, 2018, MGT owned and operated approximately 500 miners located in a leased facility in Quincy, WA and 4,200 miners located in a leased facility in Sweden. In addition, the Company operates about 2,100 miners in the Sweden location pursuant to management agreements, as described below. All miners owned or managed by MGT are S9 Antminers sold by Bitmain Technologies LTD. At full deployment expected in April 2018, our total bitcoin mining capacity, as measured by computational hashing rate, will be approximately 90 petahash per second (“PH/s”). In addition to the S9 Antminers, the Company owns 50 custom designed GPU-based Ethereum mining rigs.

Management Agreements

On October 12, 2017, we entered into two management agreements (each, a “Management Agreement”, collectively “Management Agreements”) with two accredited investors, Deep South Mining LLC and BDLM, LLC. On November 21, 2017, we entered into a third management agreement with another accredited investor, Buckhead Crypto, LLC (all three accredited investors together are “Users”). Each of the Users agreed on substantially similar terms to purchase an aggregate of 2,376 Bitmain Antminer S9 mining computers (the “Bitcoin Hardware”) for a total of $3,650 to mine bitcoins with us acting as the exclusive manager for each of the Users. In addition, the Users have agreed to pay to us, in advance, the first three months of expected electricity costs of the bitcoin mining operations in the sum of $691. Initial electricity cost for the first three months following deliver of the Bitcoin Hardware shall be reimbursed to the Users within the first three months of operations. Each Management Agreement is in effect for 24 months from the date that the Bitcoin Hardware begins mining operations, and may be terminated by mutual written agreement.

Pursuant to the Management Agreements, the Company shall provide for installation, hosting, maintenance and repair and provide ancillary services necessary to operate the Bitcoin Hardware. In accordance with each of the Management Agreements, each of the Users will gain a portion of the bitcoin mined called the User Distribution Portion. The User Distribution Portion is 50% of the amount of bitcoin mined net of the operating fee (10% of the total bitcoin mined) and the electricity cost.

On February 13, 2018, the Company entered into a new Management Agreement with a third party with substantially the same terms as the other Management Agreements. The third party agreed to purchase 200 Bitmain Antminer S9 mining computers for a total of $428 to mine bitcoins with the Company acting as the exclusive manager. This Management Agreement is in effect for 24 months from the date that the Bitcoin Hardware begins mining operations, and may be terminated by mutual written agreement.

On February 28, 2018, the Company and Buckhead Crypto, LLC terminated their Management Agreement. The Company agreed to purchase the Bitcoin mining machines and the prepaid electricity from Buckhead Crypto, LLC for an aggregate amount of $767.

Bitcoin And Blockchain Overview

Introduction to Bitcoins and the Bitcoin Network

A bitcoin is one type of a digital asset that is issued by, and transmitted through, an open source, math-based protocol platform using cryptographic security (the “Bitcoin Network”). The Bitcoin Network is an online, peer-to-peer user network that hosts the public transaction ledger, known as the “Blockchain,” and the source code that comprises the basis for the cryptography and math-based protocols governing the Bitcoin Network. No single entity owns or operates the Bitcoin Network, the infrastructure of which is collectively maintained by a decentralized user base. Bitcoins can be used to pay for goods and services or can be converted to fiat currencies, such as the US Dollar, at rates determined on bitcoin exchanges or in individual end-user-to-end-user transactions under a barter system.

Bitcoins are “stored” or reflected on the digital transaction ledger known as the “Blockchain,” which is a digital file stored in a decentralized manner on the computers of each Bitcoin Network user. The Blockchain records the transaction history of all bitcoins in existence and, through the transparent reporting of transactions, allows the Bitcoin Network to verify the association of each bitcoin with the digital wallet that owns them. The Bitcoin Network and Bitcoin software programs can interpret the Blockchain to determine the exact bitcoin balance, if any, of any digital wallet listed in the Blockchain as having taken part in a transaction on the Bitcoin Network.

The Blockchain is comprised of a digital file, downloaded and stored, in whole or in part, on all bitcoin users’ software programs. The file includes all blocks that have been solved by miners and is updated to include new blocks as they are solved. As each newly solved block refers back to and “connects” with the immediately prior solved block, the addition of a new block adds to the Blockchain in a manner similar to a new link being added to a chain. Each new block records outstanding bitcoin transactions, and outstanding transactions are settled and validated through such recording, the Blockchain represents a complete, transparent and unbroken history of all transactions on the Bitcoin Network.

The Bitcoin Network is decentralized and does not rely on either governmental authorities or financial institutions to create, transmit or determine the value of bitcoins. Rather, bitcoins are created and allocated by the Bitcoin Network protocol through a “mining” process subject to a strict, well-known issuance schedule. The value of bitcoins is determined by the supply and demand of bitcoins in the bitcoin exchange market (and in private end-user-to-end-user transactions), as well as the number of merchants that accept them. As bitcoin transactions can be broadcast to the Bitcoin Network by any user’s bitcoin software and bitcoins can be transferred without the involvement of intermediaries or third parties, there are little or no transaction costs in direct peer-to-peer transactions on the Bitcoin Network. Third party service providers such as Bitcoin Exchanges and bitcoin third party payment processing services may charge significant fees for processing transactions and for converting, or facilitating the conversion of, bitcoins to or from fiat currency.

Overview of the Bitcoin Network’s Operations

In order to own, transfer or use bitcoins, a person generally must have Internet access to connect to the Bitcoin Network. Bitcoin transactions between parties occur very rapidly (within several seconds) and may be made directly between end-users without the need for a third-party intermediary, although there are entities that provide third-party intermediary services. To prevent the possibility of double-spending a single bitcoin, a user must notify the Bitcoin Network of the transaction by broadcasting the transaction data to its network peers. The Bitcoin Network provides confirmation against double-spending by memorializing every transaction in the Blockchain, which is publicly accessible and transparent. This memorialization and verification against double-spending is accomplished through the bitcoin mining process, which adds “blocks” of data, including recent transaction information, to the Blockchain.

Brief Description of Bitcoin Transfers

Prior to engaging in bitcoin transactions, a user generally must first install on its computer or mobile device a bitcoin software program that will allow the user to generate a digital wallet (analogous to a bitcoin account). Alternatively, a user may retain a third party to create a digital wallet to be used for the same purpose. Each such wallet includes one or more unique digital addresses and verification system consisting of a public key and a private key, which are mathematically related.

In a bitcoin transaction, the bitcoin recipient must provide its digital address, which serves as a routing number to the recipient’s digital wallet on the Blockchain, to the party initiating the transfer. The recipient, however, does not make public or provide to the sender its related private key. The payor, or spending party, does reveal its public key in signing and verifying its spending transaction to the Blockchain.

Neither the recipient nor the sender reveal their digital wallet’s private key in a transaction, because the private key authorizes access to, and transfer of, the funds in that digital wallet to other users. In the data packets propagated from a user’s bitcoin software program onto the Bitcoin Network to allow transaction confirmation, the sending party must sign its transaction with a data code derived from entering the private key into a hashing algorithm. The hashing algorithm converts the private key into a digital signature, which signature serves as validation that the transaction has been authorized by the holder of the digital wallet’s private key.

Transaction Verification Process (Mining Process)

The process by which bitcoins are mined results in new blocks being added to the Blockchain and new bitcoins being issued to the miners. Miners engage in a set of prescribed complex mathematical calculations in order to add a block to the Blockchain and thereby confirm bitcoin transactions included in that block’s data. Miners that are successful in adding a block to the Blockchain are automatically awarded a fixed number of bitcoins for their effort. This reward system is the method by which new bitcoins enter into circulation to the public and is accomplished in the added block through the notation of the new bitcoin creation and their allocation to the successful miner’s digital wallet. To begin mining, a user can download and run Bitcoin Network mining software, which, like regular Bitcoin Network software programs, turns the user’s computer into a node on the Bitcoin Network that validates blocks.

All bitcoin transactions are recorded in blocks added to the Blockchain. Each block contains the details of some or all of the most recent transactions that are not memorialized in prior blocks, a reference to the most recent prior block, and a record of the award of bitcoins to the miner who added the new block. In order to add blocks to the Blockchain, a miner must map an input data set (i.e., a reference to the immediately preceding block in the Blockchain, plus a block of the most recent Bitcoin Network transactions and an arbitrary number called a nonce) to a desired output data set of predetermined length (hash value) using the SHA-256 cryptographic hash algorithm. To solve or calculate a block, a miner must repeat this computation with a different nonce until the miner generates a SHA-256 hash of a block’s header that has a value less than or equal to the current target set by the Bitcoin Network. Each unique block can only be solved and added to the Blockchain by one miner; therefore, all individual miners and mining pools on the Bitcoin Network are engaged in a competitive process and are incentivized to increase their computing power to improve their likelihood of solving for new blocks.

The cryptographic hash function that a miner uses is one-way only and is, in effect, irreversible: hash values are easy to generate from input data (i.e., valid recent network transactions, Blockchain and nonce), but neither a miner nor participant is able to determine the original input data solely from the hash value. As a result, generating a new valid block with a header less than the target prescribed by the Bitcoin Network is initially difficult for a miner, yet other nodes can easily confirm a proposed block by running the hash function just once with the proposed nonce and other input data. A miner’s proposed block is added to the Blockchain once a majority of the nodes on the Bitcoin Network confirms the miner’s work, and the miner that solved such block receives the reward of a fixed number of bitcoins (plus any transaction fees paid by transferors whose transactions are recorded in the block). Therefore, “hashing” is akin to a mathematical lottery, and miners that have devices with greater processing power (i.e., the ability to make more hash calculations per second) are more likely to be successful miners because they can generate more hashes or “entries” into that lottery.

As more miners join the Bitcoin Network and its processing power increases, the Bitcoin Network automatically adjusts the complexity of the block-solving equation in an effort to set distribution such that newly-created blocks will be added to the Blockchain, on average, approximately every ten minutes. Processing power is added to the Bitcoin Network at irregular rates that have grown rapidly from early 2013 through 2017.

Incentives for Transaction Verification (Mining)

Miners dedicate substantial resources to mining. Given the increasing difficulty of the target established by the Bitcoin Network, current miners must invest in expensive mining devices with adequate processing power to hash at a competitive rate. The first mining devices were standard home computers; however, mining computers are currently designed solely for mining purposes. Such devices included ASIC machines built by specialized companies like BitFury, Bitmain Technologies, 21 Inc., Avalon, and BW. Miners also incur substantial electricity costs in order to continuously power and cool their devices while solving for a new block.

The Bitcoin Network is designed in such a way that the reward for adding new blocks to the Blockchain decreases over time and the production (and reward) of bitcoins will eventually cease. Once such reward ceases, it is expected that miners will demand compensation in the form of transaction fees to ensure that there is adequate incentive for them to continue mining. The amount of transaction fees will be based upon the structural requirements necessary to provide sufficient revenue to incentivize miners, as counterbalanced by the need to retain sufficient bitcoin users (and transactions) to make mining profitable.

Though not free from doubt, bitcoin industry participants have expressed a belief that transaction fees would be enforced through (i) mining operators collectively refusing to record transactions that do not include a payment of a transaction fee or (ii) the updating of bitcoin software to require a minimum transaction fee payment. Under a regime whereby large miners require fees to record transactions, a transaction where the spending party did not include a payment of transaction fees would not be recorded on the Blockchain until a miner who does not require transaction fees solves for a new block (thereby recording all outstanding transaction records for which it has received data). If popular bitcoin software for digital wallets were to require a minimum transaction fee, users of such programs would be required to include such fees; however, because of the open-source nature of the Bitcoin Network, there may be no way to require that all digital wallets include minimum transaction fees for spending transactions. Alternatively, a future Bitcoin Network software update could simply build a small transaction fee payment into all spending transactions (e.g., by deducting a fractional number of bitcoins from all transactions on the Bitcoin Network as transaction fees).

The Bitcoin Network protocol already includes transaction fee rules and the mechanics for awarding transaction fees to the miners that solve for blocks in which the fees are recorded; however, users currently may opt not to pay transaction fees (depending on the bitcoin software they use) and miners may choose not to enforce the transaction fee rules since, at present, the bitcoin rewards are far more substantial than transaction fees. On June 8, 2017, transaction fees accounted for approximately 0.91 percent of miners’ total revenue, though the percentage of revenue represented by transaction fees is not static and fluctuates based on the number of transactions for which sending users include transaction fees, the levels of those transaction fees and the number of transactions a miner includes in its solved blocks. Typically, transactions do not have difficulty being recorded if transaction fees are not included.

Mining Pools

The Bitcoin Network’s mining protocol was created in a manner to make it more difficult to solve for new blocks as the processing power dedicated to mining increases (in order to maintain the 10 minute per block solution time average). Therefore, the difficulty of finding a valid hash value has grown exponentially since the first blocks were mined. Currently, the likelihood that an individual acting alone will be able to mine bitcoins is extremely low. As a result, mining pools have developed in which multiple miners act cohesively and combine their processing power to solve blocks. When a pool solves a new block, the participating mining pool members split the resulting reward based on the processing power they each contributed to solve for such block. Mining pools provide participants with access to smaller, but steadier and more frequent, bitcoin payouts. The Company monitors the Blockchain network and, based on information collected from a network access, as of March 24, 2018, the largest three mining pools were AntPool, F2Pool and BTCC Pool, which, when aggregated, represented approximately 62 percent of the processing power on the Bitcoin Network (as calculated by determining the percentage of blocks mined by each such pool over the prior month).

Mathematically Controlled Supply

The method for creating new bitcoins is mathematically controlled in a manner so that the supply of bitcoins grows at a limited rate pursuant to a pre-set schedule. The number of bitcoins awarded for solving a new block is automatically halved every 210,000 blocks. Thus, the current fixed reward for solving a new block is 12.5 bitcoins per block and the reward will decrease by half to become 6.25 bitcoins around May 2020. This deliberately controlled rate of bitcoin creation means that the number of bitcoins in existence will never exceed 21 million and that bitcoins cannot be devalued through excessive production unless the Bitcoin Network’s source code (and the underlying protocol for bitcoin issuance) is altered. The Company monitors the Blockchain Network and, as of March 24, 2018, based on information collected, 16,937,338 bitcoins have been mined.

Modifications to the Bitcoin Protocol

Bitcoin is an open source project (i.e., a product whose source code is freely available to the public and that utilizes crowdsourcing to identify possible issues, problems and defects) and there is no official developer or group of developers that controls the Bitcoin Network. The Bitcoin Network’s development is overseen by a core group of developers, which varies from time to time (“Core Developers”). The Core Developers are able to access and can propose alterations to the Bitcoin Network source code hosted on GitHub, an online service and forum used to share and develop open source code. Other programmers have access to and can propose changes to the bitcoin source code on GitHub, but the Core Developers have an elevated level of influence over the process. As a result, the Core Developers are responsible for quasi-official releases of updates and other changes to the Bitcoin Network’s source code. Users and miners must accept any changes made to the Bitcoin Network (including those proposed by the Core Developers) by downloading the proposed modification of the source code.

A modification of the source code is only effective with respect to the bitcoin users and miners that download it. Consequently, as a practical matter, a modification to the source code (e.g., a proposal to increase the 21 million total limit on bitcoins or to reduce the average confirmation time target from 10 minutes per block) only becomes part of the Bitcoin Network if accepted by participants collectively having a substantial majority of the processing power on the Bitcoin Network. If a modification is accepted only by a percentage of users and miners, a division in the Bitcoin Network will occur such that one network will run the pre-modification source code and the other network will run the modified source code; such a division is known as a fork in the Bitcoin Network. It should be noted that, although their power to amend the source code is effectively subject to the approval of users and miners, the Core Developers have substantial influence over the development of the Bitcoin Network and the direction of the bitcoin community.

Other Blockchain Technologies

Core development of the bitcoin source code has increasingly focused on modifications of the bitcoin protocol to allow non-financial and next generation uses (sometimes referred to as Bitcoin 2.0 projects). These uses include smart contracts and distributed registers built into, built atop or pegged alongside the Blockchain. For example, the white paper for Blockstream, a program of which Core Developers Jeff Garzik and Gregory Maxwell are a part, calls for the use of “pegged sidechains” to develop programming environments that are built within Blockchain ledgers that can interact with and rely on the security of the Bitcoin Network and Blockchain, while remaining independent thereof. At this time, Bitcoin 2.0 projects remain in early stages and have not been materially integrated into the Blockchain or Bitcoin Network.

Bitcoin Value

Bitcoins are an example of a digital asset that is not a fiat currency (i.e., a currency that is backed by a central bank or a national, supra-national or quasi-national organization) and are not backed by hard assets or other credit. As a result, the value of bitcoins is determined by the value that various market participants place on bitcoins through their transactions.

Exchange Valuation

Due to the peer-to-peer framework of the Bitcoin Network and the protocols thereunder, transferors and recipients of bitcoins are able to determine the value of the bitcoins transferred by mutual agreement or barter with respect to their transactions. As a result, the most common means of determining the value of a bitcoin is by surveying one or more bitcoin exchanges where bitcoins are publicly bought, sold and traded (i.e., the Bitcoin Exchange Market) (“Bitcoin Exchange”).

On each Bitcoin Exchange, bitcoins are traded with publicly disclosed valuations for each transaction, measured by one or more fiat currencies such as the US Dollar, the Euro or the Chinese Yuan. Bitcoin Exchanges typically report publicly on their site the valuation of each transaction and bid and ask prices for the purchase or sale of bitcoins. Although each Bitcoin Exchange has its own market price, it is expected that most Bitcoin Exchanges’ market prices should be relatively consistent with the Bitcoin Exchange Market average since market participants can choose the Bitcoin Exchange on which to buy or sell bitcoins (i.e., exchange shopping). Arbitrage between the prices on various Bitcoin Exchanges is possible, but the imposition of fees and fiat currency deposit/withdrawal policies appears to have, at times, prevented an active arbitrage mechanism among users on some Bitcoin Exchanges.

Even in the absence of large trading fees and fiat currency deposit/withdrawal policies, price differentials across Bitcoin Exchanges remain.

Exploitation of Flaws in the Bitcoin Network’s Source Code

As with any other computer code, the Bitcoin Network source code may contain certain flaws. Several errors and defects have been found and corrected, including those that disabled some functionality for users, exposed users’ information, or allowed users to create multiple views of the Bitcoin Network. Such flaws have been discovered and quickly corrected by the Core Developers or the bitcoin community, thus demonstrating one of the advantages of open source codes that are available to the public: open source codes rely on transparency to promote community-sourced identification and solution of problems within the code.

Reports of flaws in or exploitations of the source code that allow malicious actors to take or create money in contravention of known Bitcoin Network rules have been exceedingly rare. For example, in 2010, a hacker or group of hackers exploited a flaw in the Bitcoin Network source code that allowed them to generate 184 billion bitcoins in a transaction and send them to two digital wallet addresses. However, the bitcoin community and developers identified and reversed the manipulated transactions within approximately five hours, and the flaw was corrected with an updated version of the bitcoin protocol. Another issue with the Bitcoin Network source code, transaction malleability, was addressed by the Core Developers in a March 2013 software update. The Core Developers, in conjunction with other developers and miners, work continuously to ensure that flaws are quickly fixed or removed.

Greater than Fifty Percent of Network Computational Power

Malicious actors can structure an attack whereby such actor gains control of more than half of the Bitcoin Network’s processing power or hash rate. Computer scientists and cryptographers believe that the immense collective processing power of the Bitcoin Network makes it impracticable for an actor to gain control of computers representing a majority of the processing power on the Bitcoin Network. During May and June 2014, mining pool GHash.io’s hashing power approached 50 percent of the processing power on the Bitcoin Network. During a brief period in early June 2014, the mining pool may have controlled in excess of one-half of the Bitcoin Network’s processing power. Although no malicious activity or abnormal transaction recording was observed, the incident establishes that it is possible that a substantial mining pool may accumulate close to or more than a majority of the processing power on the Bitcoin Network. As of June 5, 2017, no single pool controlled more than twenty-one percent of the total processing power.

If a malicious actor acquired sufficient computational power necessary to control the Bitcoin Network (which amount would be well in excess of fifty percent), it would be able to engage in double-spending, or prevent some or all transactions from being confirmed, and prevent some or all other miners from mining any valid new blocks. The malicious actor or group of actors, however, would not be able to reverse other people’s transactions, change the fixed number of bitcoins generated per new block, or transfer previously existing bitcoins that belong to other users.

Cancer Nodes

This form of attack involves a malicious actor propagating cancer nodes to isolate certain users from the legitimate Bitcoin Network. A target user functionally surrounded by cancer nodes would be put on a separate network, allowing the malicious actor to relay only blocks created by the separate network and thus opening the target user to double-spending attacks. By using cancer nodes, a malicious actor also can disconnect the target user from the bitcoin economy entirely by refusing to relay any blocks or transactions. Bitcoin software programs make these attacks more difficult by limiting the number of outbound connections through which users are connected to the Bitcoin Network.

Manipulating Blockchain Formation

A malicious actor may attempt to double-spend bitcoins by manipulating the formation of the Blockchain rather than through control of the Bitcoin Network. In this type of attack, a miner creates a valid new block containing a double-spend transaction and schedules the release of such attack block so that it is added to the Blockchain before a target user’s legitimate transaction can be included in a block. Variations of this form of attack include the Finney attack, race attack, and vector76 attack. All double-spend attacks require that the miner sequence and execute the steps of its attack with sufficient speed and accuracy. Users and merchants can dramatically reduce the risk of a double-spend attack by waiting for multiple confirmations from the Bitcoin Network before settling a transaction. The Bitcoin Network still may be used to execute instantaneous, low-value transactions without confirmation to the extent the recipient of bitcoins determines that a malicious miner would be unwilling to carry out a double-spend attack for low-value transactions because the reward from mining would be higher than the small profit gained from double-spending. Users and merchants can take additional precautions by adjusting their Bitcoin Network software programs to connect only to other well-connected nodes and to disable incoming connections. These precautions reduce the risk of double-spend attacks involving manipulation of a target’s connectivity to the Bitcoin Network (as is the case with vector76 and race attacks).

Global Bitcoin Market

Global trade in bitcoins consists of individual end-user-to-end-user transactions, together with facilitated exchange-based bitcoin trading. A limited market currently exists for bitcoin-based derivatives. There is currently no reliable data on the total number or demographic composition of users or miners on the Bitcoin Network.

Goods and Services

Bitcoins also can be used to purchase goods and services, either online or at physical locations, although reliable data is not readily available about the retail and commercial market penetration of the Bitcoin Network. In January 2014, US national online retailers Overstock.com and TigerDirect began accepting bitcoin payments. Over the course of 2014, computer hardware and software company Microsoft began accepting bitcoins as online payment for certain digital content, online retailer NewEgg began accepting bitcoins, and computer hardware company Dell began accepting bitcoins. There are thousands of additional online merchants that accept bitcoins, and the variety of goods and services for which bitcoins can be exchanged is increasing. Currently, local, regional and national businesses, including Time Inc., Wikimedia, WordPress, Expedia and Foodler, accept bitcoin. Bitcoin service providers such as BitPay, Coinbase and GoCoin and online gift card retailer Gyft provide other means to spend bitcoin for goods and services at additional retailers. There are also many real-world locations that accept bitcoin throughout the world. In 2014, payments giant PayPal announced a partnership with BitPay, Coinbase and GoCoin to expand their bitcoin-related services to PayPal’s merchant customers, thereby significantly expanding the reach of bitcoin-accepting merchants. To date, the rate of consumer adoption and use of bitcoin in paying merchants has trailed the broad expansion of retail and commercial acceptance of bitcoin. Nevertheless, there will likely be a strong correlation between continued expansion of the Bitcoin Network and its retail and commercial market penetration.

Anonymity and Illicit Use

The Bitcoin Network was not designed to ensure the anonymity of users, despite a common misperception to the contrary. All bitcoin transactions are logged on the Blockchain and any individual or government can trace the flow of bitcoins from one address to another. Off-blockchain transactions occurring off the Bitcoin Network are not recorded and do not represent actual bitcoin transactions or the transfer of bitcoins from one digital wallet address to another, though information regarding participants in an off-blockchain transaction may be recorded by the parties facilitating such off-blockchain transactions. Digital wallet addresses are randomized sequences of 27-34 alphanumeric characters that, standing alone, do not provide sufficient information to identify users; however, various methods may be used to connect an address to a particular user’s identity, including, among other things, simple Internet searching, electronic surveillance and statistical network analysis and data mining. Anonymity is also reduced to the extent that certain Bitcoin Exchanges and other service providers collect users’ personal information, because such Bitcoin Exchanges and service providers may be required to produce users’ information in order to comply with legal requirements. In many cases, a user’s own activity on the Bitcoin Network or on Internet forums may reveal information about the user’s identity.

Users may take certain precautions to enhance the likelihood that they and their transactions will remain anonymous. For instance, a user may send its bitcoins to different addresses multiple times to make tracking the bitcoins through the Blockchain more difficult or, more simply, engage a so-called “mixing” or “tumbling” service to switch its bitcoins with those of other users. However, these precautions do not guarantee anonymity and are illegal to the extent that they constitute money laundering or otherwise violate the law.

As with any other asset or medium of exchange, bitcoins can be used to purchase illegal goods or fund illicit activities. For example, Silk Road, an anonymous online marketplace that sold illegal substances prior to its seizure and the arrest of its founder and operator in October 2013, accepted only bitcoins. The use of bitcoins for illicit purposes, however, is not promoted by the Bitcoin Network or the user community as a whole.

Alternative Digital Assets

Bitcoin is not the only type of digital asset founded on math-based algorithms and cryptographic security, although it is considered the most prominent. Over 1,500 other digital assets (commonly referred to as altcoins or tokens), have been developed since the Bitcoin Network’s inception, including Ethereum, Ripple, Litecoin, Dash, and Monero. The Bitcoin Network, however, possesses the first-to-market advantage and thus far has captured the majority of the industry’s market share and is secured by a mining network with significantly more processing power than that of any other digital asset.

Potential Regulation by Governmental Entities

The cryptocurrency markets have grown rapidly in both popularity and market size. These markets are local, national and international and include an ever-broadening range of products and participants. The United States Securities and Exchange Commission (the “SEC”), and other governmental agencies around the world, are evaluating the cryptocurrency markets and are likely to institute new rules and regulations within this market to protect investors and such regulations could result in the restriction of the acquisition, ownership, holding, selling, use or trading of our common stock.

Legacy Businesses

Cybersecurity

On May 9, 2016, MGT entered into an asset purchase agreement to acquire certain assets owned by D–Vasive, Inc. (“D-Vasive”), a company in the business of developing and marketing certain privacy and anti–spy applications. Pursuant to the terms of the agreement, the Company would purchase assets including applications for use on mobile devices, intellectual property, customer lists, databases, project files and licenses. The proposed purchase price for D–Vasive was $300 in cash and 23.8 million shares of MGT common stock.

On May 26, 2016, the Company agreed to acquire certain technology and assets of Demonsaw LLC (“Demonsaw”), a company in the business of developing and marketing secure and anonymous information sharing applications. Pursuant to the terms of this agreement, the Company would purchase assets including the source code for the Demonsaw solution, intellectual property, customer lists, databases, project files and licenses. The proposed purchase price for Demonsaw was 20.0 million shares of MGT common stock.

On July 7, 2016, and prior to the closing of either of the above transactions, the Company and Demonsaw terminated their agreement. Simultaneously, D–Vasive entered an agreement with the holders of Demonsaw’s outstanding membership interests, whereby D–Vasive would purchase all such membership interests. Accordingly, the proposed purchase price for D–Vasive (inclusive of the Demonsaw assets) was increased to 43.8 million shares of MGT common stock.

Both D-Vasive and Demonsaw were partly owned by Future Tense Secure Systems (“FTS”), an entity controlled by the wife of cybersecurity pioneer John McAfee, and as an integral part of the acquisition, Mr. McAfee would become Chairman and Chief Executive Officer of MGT, and the Company would enter into a consulting agreement with FTS.

On August 8, 2016, the Company filed a Definitive Proxy Statement to solicit, among other things, shareholder approval of the D–Vasive acquisition, at the Annual Meeting of Stockholders. On September 8, 2016, shareholder approval was obtained. However, on September 19, 2016, the New York Stock Exchange (the “Exchange”) informed the Company that it would not approve for listing on the Exchange the 43.8 million shares required to be issued to complete the closing of the D–Vasive acquisition. Not obtaining this critical closing condition resulted in the termination of the acquisition.

In March 2017, MGT purchased 46% of the outstanding membership interests of Demonsaw from FTS for 2.0 million shares of MGT common stock.

Notwithstanding the termination of the D-Vasive acquisition, John McAfee agreed to join MGT in November 2016 and served as Chairman and CEO until August 2017, at which time he was appointed Chief Cybersecurity Visionary, a position he held until his relationship ended with the Company in January 2018.

Prior to the expected September 2016 closing of the above transaction, the Company added employees and consultants to develop a cybersecurity business, and position itself to address various cyber threats through advanced protection technologies for mobile devices and corporate networks. In November 2016, we acquired intellectual property from a third party for 150,000 shares of our common stock for a total acquisition price of $495. In August 2017, we commenced commercial development of our cybersecurity business, including Sentinel, a network intrusion detector released in October 2017. We incurred $346 and $297 in research and development expenses in 2017 and 2016, respectively. Prior to the sale described below, we realized nominal revenue from our cybersecurity business.

On March 19, 2018, we announced the end of our cybersecurity operations by selling the Sentinel product line to a new entity formed by the unit’s management team and stopping development of a secure mobile phone. The Sentinel assets were sold for consideration of $60 in cash and a $1,000 promissory note, convertible into a 20% equity interest of the buyer.

Online and Mobile Gaming

Prior to second quarter ending June 30, 2016, the Company and its subsidiaries were principally engaged in the business of acquiring, developing and monetizing assets in the online and mobile gaming space as well as the social casino industry. The Company’s principal asset was DraftDay.com (“DraftDay”), at the time, the third largest operator of online daily fantasy sports gaming. Subsequent to the sale described below, MGT’s portfolio includes minority stakes in the skill–based gaming platform MGT Play and fantasy sports operator DraftDay Gaming Group, Inc. (“DDGG”).

In September 2015, the Company and MGT Sports entered into an asset purchase agreement with Viggle, Inc. (“Viggle”) and Viggle’s subsidiary DDGG, pursuant to which Viggle acquired all of the assets of the DraftDay from the Company and MGT Sports. In exchange for the acquisition of DraftDay, Viggle paid MGT Sports the following (share amounts and per share amounts for Viggle are reflected post stock split): (a) 63,467 shares of Viggle’s common stock, since renamed Function(x) Inc. (OTC: FNCX) (“FNCX”), (b) a promissory note in the amount of $234 paid on September 29, 2015, (c) a promissory note in the amount of $1,875 due March 8, 2016 ( “the Note”), and (d) 2,550 shares of common stock of DDGG (private entity). In addition, in exchange for providing certain transitional services, DDGG issued to MGT Sports a warrant to purchase 1,500 shares of DDGG common stock. Following consummation of the transaction and reflecting subsequent financings by DDGG, MGT Sports owns an approximately 5% equity interest in DDGG.

In March 2016, the Company entered into an exchange agreement with FNCX. The purpose of this agreements was to exchange the Note for other equity and debt securities of FNCX, after the Note went into default in March 2016. Pursuant to the agreement in March 2016, $825 of the outstanding principal of the Note was exchanged for 137,418 shares of FNCX’s common stock plus a cash payment for interest to date and an additional portion of $110 of the outstanding principal was exchanged for 110 shares of a newly created class of Preferred Stock, the Series D Convertible Preferred Stock. The FNCX preferred shares were subsequently converted into 18,331 shares of FNCX’s common stock. In exchange for the forgoing, MGT Sports and the Company agreed to waive all prior events of default under the Note. After giving effect to the forgoing, the remaining outstanding principal balance of the FNCX Note was $940 with an extended maturity date of July 31, 2016.

In June 2016, the Company and MGT Sports entered into another exchange agreement with FNCX to exchange the $940 remaining outstanding principal of the Note for 136,304 shares of FNCX’s common stock plus a cash payment to MGT Sports for accrued interest until the closing of this June agreement. The closing was conditioned on FNCX’s shareholders’ approval of the issuance of the FNCX common shares that was obtained in October 2016.

All FNCX shares were sold prior to March 31, 2017.

Strategy

MGT’s strategy is to continue to expand its cryptocurrency mining operations and reduce costs by utilizing more efficient service providers. The Company’s immediate focus is to grow free cash flow with a debt-free balance sheet. Our longer–term objective is focused towards vertical integration of our cryptocurrency mining business as well as diversification into other areas of the rapidly emerging Blockchain and cryptocurrency industry.

Competition

Our industry is extremely new and subject to rapid change and constant innovation. We face significant competition, including from companies that have entered this space much earlier than us and are better capitalized, with vertically integrated business models. Some of these companies are our suppliers. We compete to attract, engage, and retain personnel, educated and skilled in the Blockchain and cryptocurrency mining space.

We compete with vertically integrated companies such as Bitfury Group Limited and Bitmain Technologies LTD that engage in both the design and distribution of mining machines, as well as cryptocurrency mining. We also compete with many other companies that are engaged in cryptocurrency mining, some of which may have lower operating costs or cost of capital than MGT.

Employees

Currently, the Company and its subsidiaries have 6 full–time employees. None of our employees are represented by a union and we believe our relationships with our employees are good.

Available Information

MGT maintains a website at www.mgtci.com. The Company makes available free of charge our annual report on Form 10–K, Quarterly Reports on Form 10–Q and current reports on Form 8–K, including any amendments to the foregoing reports, as soon as is reasonably practicable after such material is electronically filed with, or furnished to, the SEC. These materials along with our Code of Business Conduct and Ethics are also available through our corporate website at www.mgtci.com. A copy of this Annual Report is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the Security and Exchange Commission (the “SEC”) at 1–800–SEC–0330. The public may also download these materials from the Securities and Exchange Commission’s website at http://www.sec.gov. Any amendments to, and waivers of, our Code of Business Conduct and Ethics will be posted on our corporate website. The Company is not including the information contained at mgtci.com as a part of this Annual Report.

Item 1A. Risk Factors

Discussion of our business and operations included in this Annual Report should be read together with the risk factors set forth below. They describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our financial performance. Each of the risks described below could adversely impact the value of our securities. These statements, like all statements in this report, speak only as of the date of this Annual Report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

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

Risks Related to Our Business

We have had limited commercial results and revenues, and we may be required to curtail operations if adequate funds are not available to us.

Our commercial results have been limited. Historically, the Company has not generated significant revenues to fund its operations, and the Company cannot be certain that revenues will be sufficient to fund operations for the foreseeable future. The Company’s primary source of operating funds since inception has been debt and equity financings. The Company has also earned a limited amount of revenue through its bitcoin operations. At December 31, 2017, MGT’s cash and cash equivalents were approximately $9,519. As of March 31, 2018, MGT’s cash and cash equivalents were approximately $460.

The Company may raise additional capital, either through debt or equity financings, in order to achieve its business plan objectives. Management believes that it can be successful in obtaining additional capital; however, no assurance can be provided that the Company will be able to do so. There is no assurance, moreover, that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. The Company may also attempt to obtain funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of our technologies or products that the Company would not otherwise relinquish. There can be no assurance that any such plan will be successful.

The Company’s consolidated financial statements have been prepared on a going concern basis, and do not include adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2017, the Company had incurred significant operating losses since inception, and continues to generate losses from operations, and has an accumulated deficit of $378,900. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements incorporated in this Annual Report do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The further development and acceptance of bitcoin and other cryptographic and algorithmic protocols governing the issuance of transactions in bitcoins and other digital currencies, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of bitcoin may adversely affect our results of operations.

The use of digital currencies such as bitcoins to, among other things, buy and sell goods and services, and the acquisition of digital currencies as an investment, is part of a new and rapidly evolving industry that employs digital assets based upon a computer-generated mathematical and/or cryptographic protocol. Bitcoin is a prominent, but not a unique part of this industry. The growth of this industry in general, and bitcoin in particular, is subject to a high degree of uncertainty. The factors affecting the further development of this industry, include, but are not limited to:

●	continued worldwide growth in the adoption and use of bitcoins and other digital currencies;
●	government and quasi-government regulation of bitcoins and other digital assets and their use, or restrictions on or regulation of access to and operation of the bitcoin network or similar digital asset systems;
●	changes in consumer demographics and public tastes and preferences;
●	the maintenance and development of the open-source software protocol of the bitcoin network;
●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;
●	general economic conditions and the regulatory environment relating to digital assets; and
●	negative consumer perception of bitcoins specifically and cryptocurrencies generally.

A decline in the popularity or acceptance of bitcoin may adversely affect our results of operations.

Currently, there is relatively small use of bitcoins in the retail and commercial marketplace in comparison to relatively large use by speculators, thus contributing to price volatility that could adversely affect our results of operations.

Bitcoins have only recently become accepted as a means of payment for goods and services by certain major retail and commercial outlets, and use of bitcoins by consumers to pay such retail and commercial outlets remains limited. Conversely, a significant portion of bitcoin demand is generated by speculators and investors seeking to profit from the short- or long-term holding of bitcoins. Many industry commentators believe that bitcoin’s best use case is as a store of wealth, rather than as a currency for transactions, and that other cryptocurrencies having better scalability and faster settlement times will better serve as currency. This could limit bitcoin’s acceptance as transactional currency. A lack of expansion by bitcoins into retail and commercial markets, or a contraction of such use, may result in increased volatility or a reduction in the Bitcoin Index Price, either of which could adversely affect our results of operations.

Security threats could result in the halting of our operations and a loss of assets or damage to our reputation, each of which could have a material adverse effect on our business.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in the Blockchain industry. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses, could harm our business operations or result in loss of our assets. Any breach of our infrastructure could result in damage to our reputation.

Any bitcoins we mine may be subject to loss, damage, theft or restriction on access.

There is a risk that some or all of the bitcoins we mine could be lost, stolen or destroyed. Although we will seek to use various technology to minimize the risk of loss, damage and theft, we cannot guarantee the prevention of such loss, damage or theft, whether caused intentionally, accidentally or by an act of God. Access to our bitcoins could also be restricted by natural events (such as an earthquake or flood) or human actions (such as a terrorist attack). Any of these events may adversely affect our operations. In addition, government regulations in the United States and abroad could materially alter the landscape for bitcoins and other cryptocurrencies use and accessibility, including through tax regulations, restrictions on use in transactions and regulation or prohibition of cryptocurrency exchanges.

If we do not keep pace with technological changes, our solutions may become less competitive and our business may suffer.

The market for bitcoin technology is characterized by rapid technological change, frequent product and service innovation and evolving industry standards. We may need to continuously modify and enhance our solutions to keep pace with changes in internet-related hardware, software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses. Any failure of our solutions to keep pace with technological changes or operate effectively with future network platforms and technologies could adversely affect our business.

Adverse economic conditions or reduced technology spending may adversely impact our business.

Our business depends on the overall demand for technology and on the economic health of our prospective customers. In general, worldwide economic conditions remain unstable, and these conditions may make it difficult for our prospective customers and us to forecast and plan future business activities accurately. Weak global economic conditions, or a reduction in technology spending even if economic conditions improve, could adversely impact our business, financial condition and results of operations in a number of ways, including longer sales cycles, lower prices for our solutions, reduced bookings and lower or no growth.

Our ability to attract, train and retain qualified employees is crucial to our results of operations and any future growth.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these individuals is intense, especially for engineers with high levels of experience in designing and developing software and internet-related services, and professional services personnel with appropriate financial reporting experience. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees have breached their legal obligations or that we have induced such breaches, resulting in a diversion of our time and resources. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

Regulatory changes or actions may alter the nature of an investment in the Company or restrict the use of cryptocurrencies in a manner that adversely affects the Company’s business, prospects or operations.

As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently to cryptocurrencies, with certain governments deeming them illegal while others have allowed their use and trade. On-going and future regulatory actions may impact the ability of the Company to continue to operate and such actions could affect the ability of the Company to continue as a going concern or to pursue this segment at all, which could have a material adverse effect on the business, prospects or operations of the Company.

The effect of any future regulatory change on the Company or any cryptocurrency that the Company may mine or hold for others is impossible to predict, and such change could have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company.

Governments may in the future curtail or outlaw the acquisition, use or redemption of cryptocurrencies. Ownership of, holding or trading in cryptocurrencies may then be considered illegal and subject to sanction. Governments may also take regulatory action that may increase the cost and/or subject cryptocurrency companies to additional regulation.

On July 25, 2017, the SEC released an investigative report which states that the United States would, in some circumstances, consider the offer and sale of Blockchain tokens pursuant to an initial coin offering (“ICO”) subject to federal securities laws. Thereafter, China released statements and took similar actions. Although the Company does not participate in ICOs, its clients and customers may participate in ICOs and these actions may be a prelude to further action which chills widespread acceptance of Blockchain and cryptocurrency adoption and have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company.

Governments may in the future take regulatory actions that prohibit or severely restrict the right to acquire, own, hold, sell, use or trade cryptocurrencies or to exchange cryptocurrencies for fiat currency. Similar actions by governments or regulatory bodies (such as an exchange on which the Company’s securities are listed, quoted or traded) could result in restrictions of the acquisition, ownership, holding, selling, use or trading in the Company’s securities. Such a restriction could result in the Company liquidating its inventory at unfavorable prices and may adversely affect the Company’s shareholders and have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, raise new capital or maintain a securities listing with an exchange which could have a material adverse effect on the business, prospects or operations of the Company and harm investors in the Company’s securities.

Terrorist actions and attacks may have a negative impact on economic conditions and market liquidity.

There is a risk of terrorist attacks on the United States and elsewhere causing significant loss of life and property damage and disruptions in the global market. Economic and diplomatic sanctions may be in place or imposed on certain states and military action may be commenced. The impact of such events is unclear, but could have a material effect on general economic conditions and market liquidity.

Operations outside the United States may be subject to additional risks.

Our principal plants include facilities in Sweden, as well as the United States. The operations outside the United States could be disrupted by a natural disaster, severe weather, war, political unrest, terrorist activity, public health concerns, or other unforeseen events that would be less likely to occur in the United States. Disruption of an overseas operation or significant supplier could adversely affect our business, financial condition, and results of operations.

Reliance on third parties to operate our mining machines may cause delays in production and mining and could have an impact on our business, financial condition and prospects.

The Company relies on third parties to operate its bitcoin mining machinery. These third parties are not our employees and, except for restrictions imposed by our contracts with such third parties, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to operate our mining machinery, we remain responsible for the overall mining operations. Many of the third parties with whom we contract may also have relationships with other commercial entities, some of which may compete with us. If the third parties operating our machinery do not perform their contractual duties or obligations we may need to enter into new arrangements with alternative third parties. This could be costly, and mining operations may be delayed or terminated. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third party contractors or to do so on commercially reasonable terms. Though we carefully manage our relationships with our contract machinery operators, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

The Company’s reliance on a third-party mining pool service provider, such as Slush Pool or Antpool, for our mining revenue payouts may have a negative impact on the Company operations.

We use a third–party mining pool to receive our mining rewards from the network. Bitcoin mining pools allow miners to combine their computing power, increasing their chances of solving a block and getting paid by the network. The rewards are distributed by the pool operator, proportionally to our contribution to the pool’s overall mining power, used to generate each block. Should the pool operator’s system suffer downtime due to a cyber attack, software malfunction or other similar issues, it will negatively impact our ability to mine and receive revenue.

Banks and financial institutions may not provide banking services, or may cut off services, to businesses that provide cryptocurrency-related services or that accept cryptocurrencies as payment, including financial institutions of investors in the Company’s securities.

A number of companies that provide bitcoin and/or other cryptocurrency-related services have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies and individuals or businesses associated with cryptocurrencies may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions. We also may be unable to obtain or maintain these services for our business. The difficulty that many businesses that provide bitcoin and/or other cryptocurrency-related services have and may continue to have in finding banks and financial institutions willing to provide them services may be decreasing the usefulness of cryptocurrencies as a payment system and harming public perception of cryptocurrencies and could decrease its usefulness and harm its public perception in the future. Similarly, the usefulness of cryptocurrencies as a payment system and the public perception of cryptocurrencies could be damaged if banks or financial institutions were to close the accounts of businesses providing bitcoin and/or other cryptocurrency-related services. This could occur as a result of compliance risk, cost, government regulation or public pressure. The risk applies to securities firms, clearance and settlement firms, national stock and commodities exchanges, the over the counter market and the Depository Trust Company, which, if any of such entities adopts or implements similar policies, rules or regulations, could result in the inability of our investors to open or maintain stock or commodities accounts, including the ability to deposit, maintain or trade the Company’s securities. Such factors would have a material adverse effect the ability of the Company to continue as a going concern or to pursue this segment at all, which could have a material adverse effect on the business, prospects or operations of the Company and harm investors.

To the extent that the profit margins of bitcoin mining operations are not high, operators of bitcoin mining operations are more likely to immediately sell bitcoins earned by mining in the market, resulting in a reduction in the price of bitcoins that could adversely impact the Company and similar actions could affect other cryptocurrencies.

Over the past two years, bitcoin mining operations have evolved from individual users mining with computer processors, graphics processing units and first generation ASIC servers. Currently, new processing power is predominantly added by incorporated and unincorporated “professionalized” mining operations. Professionalized mining operations may use proprietary hardware or sophisticated ASIC machines acquired from ASIC manufacturers. They require the investment of significant capital for the acquisition of this hardware, the leasing of operating space (often in data centers or warehousing facilities), incurring of electricity costs and the employment of technicians to operate the mining farms. As a result, professionalized mining operations are of a greater scale than prior miners and have more defined, regular expenses and liabilities. These regular expenses and liabilities require professionalized mining operations to more immediately sell bitcoins earned from mining operations, whereas it is believed that individual miners in past years were more likely to hold newly mined bitcoins for more extended periods. The immediate selling of newly mined bitcoins greatly increases the supply of bitcoins, creating downward pressure on the price of bitcoins.

The extent to which the value of bitcoin mined by a professionalized mining operation exceeds the allocable capital and operating costs determines the profit margin of such operation. A professionalized mining operation may be more likely to sell a higher percentage of its newly mined bitcoin rapidly if it is operating at a low profit margin—and it may partially or completely cease operations if its profit margin is negative. In a low profit margin environment, a higher percentage could be sold more rapidly, thereby potentially reducing bitcoin prices. Lower bitcoin prices could result in further tightening of profit margins, particularly for professionalized mining operations with higher costs and more limited capital reserves, creating a network effect that may further reduce the price of bitcoin until mining operations with higher operating costs become unprofitable and remove mining power. The network effect of reduced profit margins resulting in greater sales of newly mined bitcoin could result in a reduction in the price of bitcoin that could adversely impact the Company.

The foregoing risks associated with bitcoin could be equally applicable to other cryptocurrencies, existing now or introduced in the future. Such circumstances would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which could have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account.

Political or economic crises may motivate large-scale sales of bitcoins and ethereum, or other cryptocurrencies, which could result in a reduction in value and adversely affect the Company.

As an alternative to fiat currencies that are backed by central governments, digital assets such as bitcoins and ethereum, which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of bitcoins and ethereum and other cryptocurrencies either globally or locally. Large-scale sales of bitcoins and ethereum or other cryptocurrencies would result in a reduction in their value and could adversely affect the Company. Such circumstances could have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account.

It may be illegal now, or in the future, to acquire, own, hold, sell or use bitcoins, ethereum, or other cryptocurrencies, participate in the Blockchain or utilize similar digital assets in one or more countries, the ruling of which could adversely affect the Company.

Although currently bitcoins, ethereum, and other cryptocurrencies, the Blockchain and digital assets generally are not regulated or are lightly regulated in most countries, including the United States, one or more countries such as China and Russia may take regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell or use these digital assets or to exchange for fiat currency. Such restrictions may adversely affect the Company. Such circumstances could have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which could have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account and harm investors.

If regulatory changes or interpretations require the regulation of bitcoins or other digital assets under the securities laws of the United States or elsewhere, including the Securities Act of 1933, the Securities Exchange Act of 1934 (the “Exchange Act”) and the Investment Company Act of 1940 or similar laws of other jurisdictions and interpretations by the SEC, the Commodity Futures Trading Commission (the “CFTC”), the Internal Revenue Service (“IRS”), Department of Treasury or other agencies or authorities, the Company may be required to register and comply with such regulations, including at a state or local level. To the extent that the Company decides to continue operations, the required registrations and regulatory compliance steps may result in extraordinary expense or burdens to the Company. The Company may also decide to cease certain operations. Any disruption of the Company’s operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to the Company.

Current and future legislation and SEC rulemaking and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which bitcoins or other cryptocurrency is viewed or treated for classification and clearing purposes. In particular, bitcoins and other cryptocurrency may not be excluded from the definition of “security” by SEC rulemaking or interpretation requiring registration of all transactions, unless another exemption is available, including transacting in bitcoin or cryptocurrency amongst owners and require registration of trading platforms as “exchanges” such as Coinsquare. The Company cannot be certain as to how future regulatory developments will impact the treatment of bitcoins and other cryptocurrencies under the law. If the Company fails to comply with such additional regulatory and registration requirements, the Company may seek to cease certain of its operations or be subjected to fines, penalties and other governmental action. Such circumstances could have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which could have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account and harm investors.

There have been calls for bitcoin and other cryptocurrency regulation in China, which might make bitcoin mining uneconomical for us.

The Peoples Bank of China has recently instituted restrictions on certain exchange trading in cryptocurrencies and ICOs. Further governmental regulation could negatively impact pricing for bitcoin. In addition, the Company’s sole source of mining computers is a Chinese company, exposing the Company to risk if restrictions are placed on the export of such computers.

Demand for bitcoins is driven, in part, by its status as the most prominent and secure digital asset. It is possible that a digital asset other than bitcoins could have features that make it more desirable to a material portion of the digital asset user base, resulting in a reduction in demand for bitcoins.

Bitcoins hold a “first-to-market” advantage over other digital currencies. This first-to-market advantage is driven in large part by having the largest user base and, more importantly, the largest combined mining power in use. Having a large mining network results in greater user confidence regarding the security and long-term stability of a digital asset’s network and its Blockchain; as a result, the advantage of more users and miners makes a digital asset more secure, which makes it more attractive to new users and miners, resulting in a network effect that strengthens the first-to-market advantage. Nonetheless, it is possible that another form of digital currency could become materially popular due to either a perceived or exposed shortcoming of the bitcoin network or a perceived advantage of another form of digital currency. If another form of digital currency obtains significant market share, this could reduce the profitability of our bitcoin operations.

Because the number of bitcoins awarded for solving a block in the bitcoin network Blockchain continually decreases, miners must invest in increasing processing power to maintain their yield of bitcoins, which might make bitcoin mining uneconomical for the Company.

The award of new bitcoins for solving blocks continually declines, so that bitcoin miners must invest in increasing processing power in order to maintain or increase their yield of bitcoins. The Company is committed to increasing its investment in its bitcoin mining operations, but if the pricing of bitcoins were to decline significantly, there can be no assurance that the Company would be able to recover its investment in the computer hardware and processing power required to upgrade its mining operations. There can, moreover, be no assurance that the Company will have the resources to upgrade its processing power in order to maintain the continuing profitability of its bitcoin mining operations. Also, the developers of the bitcoin network or other programmers could propose amendments to the network’s protocols and software that, if accepted, might require the Company to modify its bitcoin operations, and increase its investment in bitcoin, in order to maintain profitability. There can be no assurance, however, that the Company will be able to do so.

The Company continues to have discussions with potential investors to purchase more bitcoin mining machines, but we cannot assure you that we will be successful in obtaining the necessary financing.

The Company is considering further increasing the processing power of its bitcoin mining operations, as the Company seeks to leverage its experience and expertise in this area of operations. To do so, however, the Company will need to raise additional investment capital. While we are in discussions with potential investors to provide the necessary capital to purchase additional bitcoin mining machines, we cannot assure you that these discussions will lead to our obtaining additional capital or that we will otherwise be successful in obtaining the necessary financing to expand our bitcoin operations. If we are successful in raising capital to expand our bitcoin operations, the form in which the capital is invested could be different from the way we have traditionally structured capital investments in the Company. For example, funds could be invested through a joint venture or similar arrangement, in which the Company does not have the entire equity ownership interest.

A number of claims have been filed against the Company alleging violations of federal securities laws.

A number of law firms have filed claims, or announced an intention to file, on behalf of stockholders of the Company, alleging that the company has violated the Securities Exchange Act of 1934. While the Company believes that there are no merits to claims that the Company violated applicable securities laws, the results of any investigation, or the outcome of any claims that may brought against us, if any, cannot be predicted with certainty. Moreover, regardless of the outcome, investigations can have an adverse impact on us because they may entail a significant amount of costs to defend the Company against any claims, such claims may negatively affect morale of employees and may divert the attention of management.

An alleged derivative action has been filed against the Company’s officers and directors alleging mismanagement.

In January 2017, the Company was served with a summons and complaint as a nominal defendant in a New York State court derivative action alleging that certain officers and directors of the Company inadequately managed the business and assets of the Company resulting in the deterioration of the Company’s financial condition. In February 2017, the parties stipulated to a stay of the action pending resolution of the securities actions against the Company described above. The Company and the named defendants believe that the derivative action is without merit. Nevertheless, were the derivative action to proceed, the action, which the Company is required to defend, could be costly and could prove a distraction to the efforts of management to promote the Company’s business plan.

The Company has received a subpoena from the SEC.

On September 15, 2016, the Company received a subpoena from the SEC requesting certain information from the Company, and in December 2017 our President and Chief Executive Officer also received a subpoena from the SEC. We have no indication or reason to believe that the Company or its officers or directors are or will be the subject of any enforcement proceedings. The Company has publicly announced its receipt of the subpoena and is fully cooperating to comply with the SEC’s request. Nevertheless, response to the subpoena has entailed, and may continue to entail legal costs and the diversion of management’s attention, and the issuance of the subpoena may create a perception of wrongdoing that could be harmful to our business.

Risks Related to Our Stock

The Company is subject to the risks relating to penny stocks.

Trading in our Common Stock is also subject to the requirements of certain rules promulgated under the Securities Exchange Act. These rules require additional disclosure by broker–dealers in connection with any trades involving a stock defined as a “penny stock” and impose various sales practice requirements on broker–dealers who sell penny stocks to persons other than established customers and accredited investors, generally institutions. These additional requirements may discourage broker–dealers from effecting transactions in securities that are classified as penny stocks, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell such securities in the secondary market. A penny stock is defined generally as any non–exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

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

Offers or availability for sale of a substantial number of shares of our Common Stock may cause the price of our Common Stock to decline.

If our stockholders sell substantial amounts of our Common Stock in the public market, including upon the expiration of any statutory holding period under Rule 144 under the Securities Act of 1933, as amended, or registration for resale, or the conversion of preferred stock or exercise of warrants, circumstances commonly referred to as an “overhang” could result, in anticipation of which the market price of our Common Stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, could also make more difficult our ability to raise additional financing through the sale of equity or equity–related securities in the future at a time and price that we deem reasonable or appropriate.

The price of the Company’s shares could be subject to wide price swings since the value of cryptocurrencies may be subject to pricing risk and have historically been subject to wide swings in value.

The Company’s shares are subject to arbitrary pricing factors that are not necessarily associated with traditional factors that influence stock prices or the value of non-cryptocurrency assets such as revenue, cashflows, profitability, growth prospects or business activity levels since the value and price, as determined by the investing public, may be influenced by future anticipated adoption or appreciation in value of cryptocurrencies or the Blockchain generally, factors over which the Company has little or no influence or control. The Company’s share prices may also be subject to pricing volatility due to supply and demand factors associated with few or limited public company options for investment in the segment.

Cryptocurrency market prices are determined primarily using data from various exchanges, over-the-counter markets, and derivative platforms. Furthermore, such prices may be subject to factors such as those that impact commodities, more so than business activities, which could be subjected to additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of cryptocurrencies, or the Company or its share price, inflating and making their market prices more volatile or creating “bubble” type risks.

In addition, the success of the Company, the Company’s share price, and the interest in investors and the public in the Company as an early entrant into the Blockchain and cryptocurrency ecosystem may in large part be the result of the Company’s early emergence as a publicly traded company in which holders of appreciated cryptocurrency have an opportunity to invest inflated cryptocurrency profits for shares of the Company, which could be perceived as a way to maintaining investing exposure to the Blockchain and cryptocurrency markets without exposing the investor to the risk in a particular cryptocurrency. Cryptocurrency holders have realized exponential value due to large increases in the prices of cryptocurrencies and may seek to lock in cryptocurrency appreciation, which investing in the Company’s securities may be perceived as a way to achieve that result, but may not continue in the future. As a result, the value of the Company’s securities, and the value of cryptocurrencies generally may be more likely to fluctuate due to changing investor confidence in future appreciation (or depreciation) in market prices, profits from related or unrelated investments or holdings of cryptocurrency. Such factors or events would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, or on the price of the Company’s securities, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account.

Investor relations activities, nominal “float” and supply and demand factors may affect the price of our stock.

The Company may utilize various techniques such as non–deal road shows and investor relations campaigns in order to create investor awareness for the Company. These campaigns may include personal, video and telephone conferences with investors and prospective investors in which our business practices are described. The Company may provide compensation to investor relations firms and pay for newsletters, websites, mailings and email campaigns that are produced by third–parties based upon publicly–available information concerning the Company. The Company does not intend to review or approve the content of such analysts’ reports or other materials based upon analysts’ own research or methods. Investor relations firms should generally disclose when they are compensated for their efforts, but whether such disclosure is made or complete is not under our control. In addition, investors in the Company may, from time to time, also take steps to encourage investor awareness through similar activities that may be undertaken at their own expense. Investor awareness activities may also be suspended or discontinued, which may impact the trading market for our Common Stock. Any of these activities could affect our stock price in a manner that is unrelated to the underlying value of our Company.

The ability of our board of directors (the “Board”) to issue additional stock may prevent or make more difficult certain transactions, including a sale or merger of the Company.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal corporate office is located at 512 S. Mangum Street, Suite 408 Durham, NC 2770, under a sublease that expires on January 31, 2020. Monthly rent is $7 until expiration of the lease. A security deposit of $13 was required upon execution of the sublease. The Company believes our office is in good condition and is sufficient to conduct our operations.

The Company has mining operations in the State of Washington and Sweden. Both of these facilities are leased. The lease on the Washington facility expires in August 2018. The lease on the Sweden facility expires on January 31, 2020.

Item 3. Legal Proceedings

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

On July 5, 2017, the Court dismissed with prejudice all claims and counterclaims filed in the Action, based upon a stipulation of voluntary dismissal entered into by the parties of the Action pursuant to the Settlement Agreement dated June 30, 2017. The Court will retain jurisdiction over the Parties for purposes of enforcing this Settlement Agreement.

In September 2016, various shareholders in the Company filed putative class action lawsuits against the Company, its president and certain of its individual officers and directors. The cases were filed in the Court and alleged violations of federal securities laws and seek damages. On April 11, 2017 those cases were consolidated into a single action (the “Securities Action”) and two individual shareholders were appointed lead plaintiffs by the Court. On June 30, 2017, the lead plaintiffs filed an amended complaint.

On August 29, 2017, the defendants moved to dismiss the amended complaint, which the plaintiffs opposed on October 13, 2017. On November 3, 2017, the defendants filed a reply brief in support of their motion to dismiss the amended complaint. The Court heard oral argument on the motion to dismiss on February 7, 2018. On February 27, 2018, the Court issued a Memorandum and Order dismissing the case in its entirety, with prejudice. The time for plaintiffs to file a notice of appeal expires on March 30, 2018.

On January 24, 2017, the Company was served with a copy of a summons and complaint filed by plaintiff Atul Ojha in New York state court against certain officers and directors of the Company and the Company as a nominal defendant. The lawsuit is styled as a derivative action (the “Derivative Action”) and was originally filed (but not served on any defendant) on October 15, 2016. The Derivative Action substantively alleges that the defendants, collectively or individually, inadequately managed the business and assets of the Company resulting in the deterioration of the Company’s financial condition. The Derivative Action asserts claims including but not limited to breach of fiduciary duties, unjust enrichment and waste of corporate assets. On February 27, 2017, the parties to the Derivative Action executed a stipulated stay of proceedings pending full or partial resolution of the Securities Action. Shortly after issuance of the February 28, 2018 ruling dismissing the Securities Action, the parties to the Derivative Action agreed to extend the stay indefinitely, with the plaintiff having the option to vacate the stay on thirty days’ notice. Should the plaintiff seek to vacate the stay, the Company will address the Derivative Action.

On March 3, 2017 and April 4, 2017 respectively, two additional actions were filed against the Company by a former shareholder Barry Honig (“Honig”). The first action was filed in federal court in North Carolina (the “North Carolina Action”) against the Company and its president and alleged claims for libel, slander, conspiracy, interference with prospective economic advantage, and unfair trade practices. The North Carolina Action substantively alleged that the defendants defamed Honig by causing or allowing certain statements to be published about Honig in news blogs and articles authored by a journalist, who is also a defendant in the case. On June 5, 2017, the Company filed a motion to dismiss the lawsuit, and on July 17, 2017 the plaintiff filed an opposition brief to the motion to dismiss. The Company filed its reply on August 18, 2017. On August 24, 2017, the court in the North Carolina Action issued an order granting in part and denying in part the motion to dismiss. On January 3, 2018, the parties signed a settlement stipulation in which the North Carolina Action was withdrawn with prejudice. The court in the North Carolina Action thereafter dismissed the case on January 18, 2018.

The second action was brought by Honig and others in the United States District Court for the Southern District of New York (the “Breach of Contract Action”) against the Company and certain of its officers and directors. The Breach of Contract Action alleges claims for breach of contract, tortious interference with contractual relations, and unjust enrichment related to the Company’s unsuccessful attempt to acquire D–Vasive and Demonsaw in 2016 and the alleged resulting harm to certain D–Vasive and Demonsaw noteholders. The defendants filed a motion to dismiss on June 5, 2017, but after the plaintiffs filed an amended complaint on June 26, 2017, the defendants filed a motion to dismiss that complaint on July 24, 2017. On September 2, 2017, the plaintiffs and defendants completed their briefing on the defendants’ motion to dismiss the amended complaint. On March 19, 2018, the Court issued a Memorandum Opinion & Order dismissing the breach of contract and tortious interference claims, but permitting the unjust enrichment claim to proceed to discovery. The defendants are considering a motion asking the Court to reconsider its decision to permit the unjust enrichment claim to proceed. Should such potential reconsideration motion be denied, the Company and its officers and directors believe that they have meritorious defenses against the remaining claim and intend to defend that claim vigorously.

The Company believes that there is little merit to each of the above actions and has no indication or reason to believe that it is or will be liable for any alleged wrongdoing. The Company is consulting with its counsel to determine the appropriate legal strategy but intends to defend against the remaining actions vigorously. The Company cannot presently rule out that adverse developments in one or more of the above actions could have a materially adverse effect on the Company and has notified its Director’s and Officer’s Liability Insurance carrier.

Separately, on September 15, 2016, the Company received a subpoena from the SEC and in December 2017 the Company’s president and chief executive officer received a subpoena from the SEC. The Company has cooperated fully with the Commission and its Staff in a timely manner. The Company intends to fully comply with any additional requests the Company may receive from the SEC in the future.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer’s Purchases Of Equity Securities

Market Information

Our Common Stock is traded on the OTC QB tier of OTC Markets LLC under the symbol “MGTI.”

The following table sets forth the high and low last reported sales prices of our Common Stock for each quarterly period during 2018, 2017 and 2016.

	High	Low
2018
First quarter (through March 27, 2018)	$5.39	$1.21

2017
Fourth quarter	$8.14	$1.54
Third quarter	4.26	0.92
Second quarter	1.45	1.45
First quarter	1.37	1.37

2016
Fourth quarter	$2.50	$0.73
Third quarter	4.37	1.89
Second quarter	4.15	0.22
First quarter	0.35	0.20

Holders

On March 29, 2018, the Company’s Common Stock closed on the OTC QB tier of OTC Markets LLC at $1.285 per share and there were 364 stockholders of record.

Dividends

The Company has never declared or paid cash dividends on its Common Stock and has no intention to do so in the foreseeable future.

For the years ending December 31, 2017, and 2016, the Company issued an aggregate of 0 and 230 shares of Convertible Preferred Series A stock respectively, as dividend shares. These issuances did not result in any proceeds to the Company.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In September 2016, we commenced our bitcoin mining operations in the Wenatchee Valley area of central Washington. Throughout 2017 we expanded our mining capacity with the purchase of additional miners and by entering into hosting and power agreements with Washington facilities owners. We also entered into management agreements with third party investors whereby the investors purchased the mining hardware, and the Company will receive both a fee to manage the mining operations plus one-half of the net operating profit. In the year ended December 31, 2017, we mined approximately 856 coins and recorded $3,134 in revenue.

Due to the lack of availability of adequate electric power in Washington to support our growth, we decided to move our principal operations to northern Sweden at the end of 2017. During the first quarter of 2018, we took delivery of additional Bitcoin mining machines in Sweden and moved or sold most of our Bitcoin mining machines from Washington. We plan to continue growing our mining capacity in Sweden during 2018.

At March 30, 2018, we owned and operated approximately 500 miners located in a leased facility in Quincy, WA and 4,200 miners located in a leased facility in Sweden. In addition, we operate about 2,100 miners in the Sweden location pursuant to management agreements. All miners owned or managed by us are S9 Antminers sold by Bitmain Technologies LTD. At full deployment expected in April 2018, our total bitcoin mining capacity, as measured by computational hashing rate, is approximately 90 PH/s. In addition to the S9 Antminers, the Company owns 50 custom designed GPU-based Ethereum mining rigs.

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

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectability is probable. The Company’s material revenue stream is related to the mining of digital currencies. The Company derives its revenue by solving “blocks” to be added to the Blockchain and providing transaction verification services within the digital currency networks of cryptocurrencies, such as Bitcoin and Ethereum, commonly termed “cryptocurrency mining.” In consideration for these services, the Company receives digital currency (“Coins”). The Coins are recorded as revenue, using the average spot price of Bitcoin on the date of receipt. The Coins are recorded on the balance sheet at their fair value and re–measured at each reporting date. Revaluation gains or losses, as well gains or losses on sale of coins are recorded as revenue and cost of revenue, respectively in the consolidated statements of operations. Expenses associated with running the cryptocurrency mining business, such as equipment depreciation, rent and electricity cost are recorded as costs of revenues.

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

Restricted stock awards are granted at the discretion of the compensation committee of the board of directors of the Company. These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically over an 18 to 24 month period (vesting on a straight–line basis). The fair value of a stock award is equal to the fair market value of a share of the Company’s Common Stock on the grant date.

The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are inputs into the model. These assumptions are the expected stock volatility, the risk–free interest rate, the expected life of the option, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility is calculated based on the historical volatility of the Company’s Common Stock over the expected term of the option. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term.

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

The Company accounts for share–based payments granted to non–employees in accordance with ASC 505–50, “Equity Based Payments to Non–Employees”. The Company determines the fair value of the stock–based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily determinable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete. The fair value of unvested equity instruments is re–measured each reporting period and such re-measured value is amortized over the requisite remaining service period.

Recent Accounting Pronouncements

Note 3 to our audited consolidated financial statements appearing elsewhere in this report includes Recent Accounting Pronouncements.

Results of Operations

Years Ended December 31, 2017 and 2016

Revenues and Gross Profit

Our revenues for the year ended December 31, 2017 increased by $2,821, or 901%, to $3,134 as compared to $313 for the year ended December 31, 2016. Our revenue is derived from cryptocurrency mining, which commenced in September 2016. The significant increase in revenues is a result of our increased mining capacity through the acquisition of additional machines during the year ended December 31, 2017. Additionally, the year ended December 31, 2017 represents twelve months of mining activity, whereas the year ended December 31, 2016 represents only four months of mining activity.

Gross profit increased by $1,528, or 1,469%, to $1,632 as compared to $104 for the year ended December 31, 2016. Our gross profit percentage increased to 52% from 33% for the year ended December 31, 2016. The increase in gross profit percentage was due to the decrease in hosting and electricity costs achieved through economies of scale by having additional mining machines operational during 2017.

Operating Expenses

Operating expenses for the year ended December 31, 2017 increased by $2,900, or 14%, to $23,240 as compared to $20,340 for the year ended December 31, 2016. The increase in operating expenses was due to an increase in stock-based compensation of $4,911, offset by decreased professional fees and payroll due to a decrease in headcount.

Other income and expense

For the year ended December 31, 2017, non–operating expenses primarily consisted of inducement expense of $20,312, accretion of debt discount of $5,627, and interest expense of $385, all related to the conversion of all of our outstanding notes payable, an impairment of investments of $2,787 offset by a gain on sale of property and equipment of $370. During the comparable period ended December 31, 2016, non–operating expenses mainly consisted of a loss of $2,013 on the extinguishment of debt, an impairment charge of $1,358 for our investments, and a loss on sale of investments of $1,410.

Liquidity and Capital Resources

Sources of Liquidity

We have historically financed our business through the sale of debt and equity interests. As of December 31, 2017, we have had incurred significant operating losses since inception and continue to generate losses from operations and as of December 31, 2017 have an accumulated deficit of $378,900. At December 31, 2017, our cash and cash equivalents were $9,519 and our working capital was $8,757. As of December 31, 2017, we had no debt outstanding. During the first quarter of 2018, we acquired additional bitcoin mining hardware using $7,074 of cash and entered into additional power agreements for $1,080. Following shipment and setup of these new machines, our cryptocurrency mining operations will be comprised of approximately 6,800 bitcoin miners, of which 2,000 miners the Company operates pursuant to Management Agreements and 50 Ethereum mining rigs. As of March 31, 2018, our cash and cash equivalents were $460.

Management’s plans include putting into service its additional cryptocurrency mining machines, which were delivered and installed during early 2018. Additional construction and other improvements are underway, and we expect this facility to be fully operational early in the second quarter of 2018. If there is a further delay in becoming fully operational, we may need to raise additional funding in order to provide liquidity to fund our operations. Based on current budget assumptions we believe that we will be able to meet our operating expenses and obligations for one year from the date these consolidated financial statements are issued. There can be no assurance however that we will be able to raise additional financing or other additional capital when needed, or at terms that would be considered acceptable to us. Such factors raise substantial doubt about our ability to sustain operations for at least one year from the issuance of these consolidated financial statements. Management’s plans, including the operation of its existing cryptocurrency mining machines, the raising of additional capital and potentially curtailing our operations alleviate such substantial doubt. The consolidated financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The price of bitcoins is volatile, and fluctuations are expected. Declines in the price of bitcoins would have negative impact in our operating results, liquidity and would harm the price of our common stock. Movements may be influenced by various factors, including, but not limited to, government regulation, security breaches experienced by service providers, as well as political and economic uncertainties around the world. Since we record revenue based on the price of earned bitcoins and we may retain such bitcoins as an asset or as payment for future expenses, the relative value of such revenues may fluctuate, as will the value of any bitcoins we retain. The high and low exchange rate per bitcoin for the one-year period ending March 31, 2018, as reported by Blockchain.info, were approximately $1 and $19 respectively.

	Year ended December 31,
	2017	2016
Cash (used in) / provided by
Operating activities	$(2,377)	$(5,528)
Investing activities	(3,065)	787
Financing activities	14,616	4,727
Net increase (decrease) in cash and cash equivalents	$9,174	$(14)

Cash Flows

Operating Activities

Net cash used in operating activities was $2,377 for the year ended December 31, 2017 as compared to $5,528 for the year ended December 31, 2016. Cash used in operating activities for the year ended December 31, 2017 primarily consisted of a net loss of $50,433 offset by non-cash stock-based compensation of $16,574, inducement expense related to the conversion of our convertible notes payable of $20,312, accretion of debt discount of $5,627, and impairment of long-term investments of $2,787. Cash used in operating activities for the year ended December 31, 2016 primarily consisted of a net loss of $24,842, offset by stock-based compensation of $11,662, loss on extinguishment of debt of $2,013 and impairment of long-term investments of $1,358.

Investing Activities

Net cash used in investing activities was $3,065 for the year ended December 31, 2016 as compared to net cash provided by investing activities of $787 for the year ended December 31, 2015. Net cash used in investing activities for the year ended December 31, 2017 was primarily due to our purchases of property and equipment of $4,067. During the year ended December 31, 2016, the Company generated $2,165 in net proceeds from sales of various investments in the open market partially offset by the purchase of property and equipment of $693 and purchase of investments of $679.

Financing Activities

During 2017, cash provided by financing activities totaled $14,616, comprised of $4,971 in net proceeds from convertible debt instruments with detachable stock purchase warrants, all of which were converted into 7,624,478 shares of our Common Stock during 2017, $9,150 from private placements of our Common Stock and $395 from the exercise of stock purchase warrants. During 2016, cash provided by financing activities totaled $4,727, comprised of $2,300 in net proceeds from convertible debt instruments, all which were converted into 2,566,668 shares of our Common Stock during 2017, and $2,427 from the sale of Common Stock warrants. For details of these transactions, please refer to Item 8, Financial Statements and Supplementary Data, Note 9 - Notes Payable.

Contractual Obligations

Not required for smaller reporting companies.

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

Item 8. Financial Statements and Supplementary Data

See Financial Statements and Schedules attached hereto.

Item 9. Changes in And Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as December 31, 2017 due to a material weakness in our internal control over financial reporting as described below.

Limitations on Internal Control over Financial Reporting

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer), we performed a complete documentation of the Company’s significant processes and key controls, and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2017 due to the material weaknesses described below.

A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5, as a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We determined that our internal control of financial reporting had the following material weakness:

●	Due to the small size of the Company, the Company does not maintain sufficient segregation of duties to ensure the processing, review and authorization of all transactions including non-routine transactions.
●	Our processes lacked timely and complete reviews and analysis of information used to prepare our financial statements and disclosures in accordance with accounting principles generally accepted in the United States of America.

The Company is evaluating these weakness to determine the appropriate remedy. Because disclosure controls and procedures include those components of internal control over financial reporting that provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, management also determined that its disclosure controls and procedures were not effective as a result of the foregoing material weaknesses in its internal control over financial reporting.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as such report is not required for smaller reporting companies.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Position
H. Robert Holmes	73	Chairman of the Board, Chairman of the Nomination and Compensation Committee, Audit Committee Member, Independent Director
Michael Onghai	47	Chairman of the Audit Committee, Nomination and Compensation Committee Member, Independent Director
Nolan Bushnell	74	Audit Committee, Nomination and Compensation Committee Member, Independent Director
Robert B. Ladd	59	President, Chief Executive Officer and Director
Robert S. Lowrey	57	Chief Financial Officer, Treasurer and Secretary

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

Nolan Bushnell was appointed to the Board of Directors of the Company on June 7, 2016. Mr. Bushnell is a technology pioneer who is best known as the founder of the Atari Corporation and Chuck E. Cheese. During the past five years, he has an active entrepreneur and has also founded more than 20 companies during his career, including Catalyst Technologies, the first technology incubator; ByVideo, the first online ordering system; Etak, the first digital navigation system; UWink, the first touchscreen menu ordering and entertainment system; and BrainRush, an educational software company. Bushnell also served as a director on the boards of Wave Systems Corporation, a developer and distributor of hardware–based digital security products, and of AirPatrol Corporation/Sysorex (SYRX), which makes indoor positioning systems. He was also on the board of directors at Neoedge Networks, a technology and in–game advertising company that enabled casual game publishers to deliver television–like commercials within their products. The Board believes that Mr. Bushnell has the experience, qualifications, attributes and skills necessary to serve as a director Committee because of his years of business experience and service as a director for many companies over his career.

Robert B. Ladd joined the Company in December 2010 as a Director. He was named Interim President and CEO in February 2011, and appointed President and CEO in January 2012, positions held continuously with the exception of November 2016 through August 2017, a period during which Mr. Ladd was President. He also served as our Interim CFO from November 2015 through February 2018. Mr. Ladd is also the Managing Member of Laddcap Value Advisors, LLC, which serves as the investment manager for various private partnerships, including Laddcap Value Partners LP. Prior to forming his investment partnership in 2003, Mr. Ladd was a Managing Director at Neuberger Berman Group. Mr. Ladd is a former Director of InFocus Systems, Inc. (NASDAQ – INFS, 2007 to 2009), and served on the boards of Delcath Systems, Inc. (NASDAQ – DCTH, 2006–2012) and Pyxis Tankers (NASDAQ – PXS, 2016 – 2017). Mr. Ladd has earned his designation as a Chartered Financial Analyst (1986). Based on Mr. Ladd’s familiarity with the Company in serving as our Chief Executive Officer since 2011 and his overall background and experience as an executive in the financial industry, the Nominating Committee of the Board concluded that Mr. Ladd has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board.

Robert S. Lowrey was appointed as Chief Financial Officer, Treasurer and Secretary on March 1, 2018. Mr. Lowrey most recently served as a Director of Finance for Bioventus LLC, a privately held medical device company, from January 2013 through September 2017. Prior to Bioventus, Mr. Lowrey served as the Controller and Principal Accounting Officer for BioCryst Pharmaceutics, Inc., a NASDAQ listed company, from January 2011 through January 2013. Mr. Lowrey has previously served in various financial roles at Dex One, a NYSE listed company, and was employed by Ernst & Young, LLP for 11 years, where he served both public and private companies. Mr. Lowrey holds a B.A. degree in Business Administration from Grove City College and is a licensed CPA in North Carolina as well as a Charted Global Management Accountant. Mr. Lowrey is also a member of the America Institute of Certified Public Accountants and the North Carolina Association of CPAs.

Family Relationships

There are no family relationships among any of the Company’s directors and executive offers.

Board Role in Risk Oversight

The Board’s primary function is one of oversight. The Board as a whole works with the Company’s management team to promote and cultivate a corporate environment that incorporates enterprise-wide risk management into strategy and operations. Management periodically reports to the Board about the identification, assessment and management of critical risks and management’s risk mitigation strategies. Each committee of the Board is responsible for the evaluation of elements of risk management based on the committee’s expertise and applicable regulatory requirements. In evaluating risk, the Board and its committees consider whether the Company’s programs adequately identify material risks in a timely manner and implement appropriately responsive risk management strategies throughout the organization. The audit committee focuses on assessing and mitigating financial risk, including risk related to internal controls, and receives at least quarterly reports from management on identified risk areas. In setting compensation, the compensation committee strives to create incentives that encourage behavior consistent with the Company’s business strategy, without encouraging undue risk-taking. The nominating committee considers areas of potential risk within corporate governance and compliance, such as management succession. Each of the committees reports regularly to the Board as a whole as to their findings with respect to the risks they are charged with assessing.

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

Copies of the Code of Business Conduct and Ethics, the Anti–Fraud Policy, the Whistleblower Policy and the MGT Share Dealing Code can be obtained, without charge by writing to the Corporate Secretary at MGT Capital Investments, Inc., 512 S. Mangum Street, Suite 408, Durham, NC 27701, or through our corporate website at mgtci.com.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Other than as disclosed below and based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transaction were reported, we believe that during the fiscal year ended December 31, 2017, our officers, directors and greater than ten percent stockholders timely filed all reports and did not miss any filings as required to file under Section 16(a).

Audit Committee And Audit Committee Financial Expert

On November 25, 2004, the Board established an Audit Committee to carry out its audit functions. At December 31, 2017, the membership of the Audit Committee was Michael Onghai, H. Robert Holmes and Nolan Bushnell.

The Board has determined that Michael Onghai, an independent director, is the Audit Committee financial expert, as defined in Regulation S–K promulgated under the Exchange Act, serving on its Audit Committee.

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes Fiscal Years 2017 and 2016 compensation for services in all capacities of the Company’s named executive officers and other individuals:

Name	Principal Position	Year	Salary	Bonus	Stock awards (1)	All other compensation	Total compensation
Robert B. Ladd	President and Chief Executive Officer	2017	$240	$240	$-	$-	$480
		2016	$219	$150	$9,544	$-	$9,913
John McAfee	Former Chief Executive Officer (2)	2017	$15	$-	$-	$-	$15
		2016	$–	$-	$7,699	$-	$7,699

(1)	This column discloses the dollar amount of the aggregate grant date fair value of restricted stock granted in the year. The grant date fair value will vest and be expensed over a 24–month term.

(2)	Mr. McAfee was appointed Chief Executive Officer on November 18, 2016 and resigned on August 16, 2017. Mr. McAfee was granted stock options to purchase an aggregate of six million (6,000,000) shares of the Company’s Common Stock, which are all exercisable and expire on August 22, 2022.

(3)	Mr. Ladd was appointed Interim Chief Financial Officer on December 8, 2015 and reappointed Chief Executive Officer on August 16, 2017.

Employment Agreements

Robert B. Ladd

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

On August 16, 2017, Mr. Ladd was appointed Chief Executive Officer.

John McAfee

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

Mr. McAfee was also eligible to earn a cash and/or equity bonus as the Compensation Committee may determine, from time to time, based on meeting performance objectives and bonus criteria to be mutually identified by Mr. McAfee and the Nomination and Compensation Committee. Such objectives and criteria may be based on a favorable sale or merger of the Company, in addition to operating metrics.

On August 16, 2017, Mr. McAfee resigned as the Executive Chairman of the Board and as the Chief Executive Officer of the Company, effective on August 15, 2017. On August 16, 2017, Mr. McAfee accepted the appointment as the Chief Cybersecurity Visionary of the Company overseeing the design of the Company’s cybersecurity platforms, effective immediately. In connection with Mr. McAfee’s new appointment as Chief Cybersecurity Visionary, Mr. McAfee entered into a new employment, effective August 14, 2017. Mr. McAfee’s new agreement is for a term of 24 months at a rate of $7.25 per hour or the minimum wage of the state of North Carolina, whichever is higher. Upon execution, the Company modified Mr. McAfee’s previously granted stock options to (a) extend their term to August 4, 2022 and (b) cause them to be immediately exercisable.

On January 26, 2018, Mr. McAfee resigned from his role as Chief Cybersecurity Visionary.

Robert S. Lowrey

On March 8, 2018, the Company entered into an employment agreement with Mr. Lowrey, effective March 1, 2018. Mr. Lowrey’s employment agreement provides that he has been appointed for an initial term of two years. Mr. Lowrey is entitled to receive an annualized base salary of $240,000. Mr. Lowrey will also receive a one-time signing bonus of $10,000. Mr. Lowrey is also eligible for a cash and/or equity bonus as the Compensation Committee may determine, from time to time, based on meeting performance objectives and bonus criteria to be mutually identified by Mr. Lowrey and the Compensation Committee. In connection with the execution of his employment agreement, the Company issued to Mr. Lowrey 750,000 shares of the Company’s restricted Common Stock, pursuant to the Company’s 2016 Stock Option Plan, one-third of which shall vest on March 8, 2019, one-third of which shall vest on September 8, 2019, and one-third of which shall vest on March 8, 2020.

Outstanding Equity Awards at December 31, 2017

Outstanding Option Awards at Fiscal Year-End for 2017

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
John McAfee	1,000,000	-	$0.25	8/4/2022
	2,000,000	-	$0.50	8/4/2022
	3,000,000	-	$1.00	8/4/2022

Outstanding Stock Awards at Fiscal Year-End for 2017

Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Robert B. Ladd	200,000	$952	-	-

Director Compensation

The following table sets forth the compensation of persons who served as a member of our Board of Directors during all or part of 2017, other than Robert B. Ladd and John McAfee whose compensations is discussed under “Executive Compensation” below and neither of whom is separately compensated for Board service.

Name	Fees Earned Or Paid in Cash	Stock Awards	All Other Compensation	Total
H. Robert Holmes	$30	$646	$–	$676
Michael Onghai	$25	$316	$–	$341
Nolan Bushnell	$25	$158	$–	$183

Directors are reimbursed for their out–of–pocket expenses incurred in connection with the performance of Board duties.

Independent Director Compensation

For fiscal year 2018, changed its cash compensation policy for independent directors. Each independent director will receive annual compensation of $50. The Chairman of the Board will receive an additional $25.

Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters

Security Owner of Certain Beneficial Owners

The following table sets forth certain information regarding beneficial ownership and voting power of the Common Stock as of March 30, 2018, of:

●	each person serving as a director, a nominee for director, or executive officer of the Company;

●	all executive officers and directors of the Company as a group; and

●	all persons who, to our knowledge, beneficially own more than five percent of the Common Stock or Series A Preferred stock.

“Beneficial ownership” here means direct or indirect voting or investment power over outstanding stock and stock which a person has the right to acquire now or within 60 days after March 30, 2018. See the accompanying footnotes to the tables below for more detailed explanations of the holdings. Except as noted, to our knowledge, the persons named in the tables beneficially own and have sole voting and investment power over all shares listed.

Percentage beneficially owned is based upon 66,073,075 shares of Common Stock issued and outstanding as of March 30, 2018.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Current Directors and Officers:
Robert B. Ladd (2)	1,573,333	3.4%
Robert S. Lowrey (3)	750,000	1.1%
H. Robert Holmes	752,819	1.1%
Michael Onghai	636,000	1.0%
Nolan Bushnell	350,000	*
All directors and executive officers (5 persons)	4,728,819	7.2%

Five Percent Holders:
John McAfee (4)	6,000,000	8.3%
Joseph DiRenzo Sr. (5)	6,672,000	9.4%

(1)	Unless otherwise noted, the addresses for the above persons are in care of the Company at 512 S. Mangum Street, Suite 408, Durham, NC 27701.

(2)	Includes 666,667 shares of restricted stock that vest on July 7, 2018, subject to the terms of Mr. Ladd’s employment agreement, as amended.

(3)	Includes 750,000 unvested shares of restricted stock that vest in equal installments on March 8, 2019, September 8, 2019, and March 8, 2020.

(4)	Includes (i) options to purchase 1,000,000 shares of Common Stock at a per share price of $0.25; (ii) options to purchase 2,000,000 shares of Common Stock at a purchase price of $0.50 per share; and (iii) options to purchase 3,000,000 shares of the Common Stock at a purchase price of $1.00 per share. Mr. McAfee’s beneficial ownership is calculated based on the number of shares that would be outstanding as if Mr. McAfee exercised his options as of March 30, 2018. Mr. McAfee’s address is 98 Scott Street, Lexington, TN 38351.

(5)	As reported on Schedule 13D/A filed by Mr. DiRenzo with the SEC on October 16, 2017, and as adjusted for subsequent conversions and exercises, Mr. DiRenzo is the beneficial owner of (i) 1,672,000 shares of Common Stock and (ii) 5,000,000 shares of Common Stock issuable upon exercise of certain warrants. Mr. DiRenzo’s address is 15 Johnson Ct., E. Norwich, New York 11732.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information on our equity compensation plans as of December 31, 2017:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted–average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1) (2)	6,000,000	$0.85	9,630,808
Equity compensation plans not approved by security holders	–	–	–
Total	6,000,000	$0.85	9,630,808

(1)	On December 31, 2015, the Company’s stockholders approved an increase of the number of shares of Common Stock issuable under the Company’s 2012 Stock Incentive Plan to 3,000,000 shares. As of December 31, 2017, the Company has issued 1,219,912 restricted shares under this plan.

(2)	On September 8, 2016, the Company’s stockholders approved the MGT Capital Investments, Inc. 2016 Equity Incentive Plan. The Company received approval to issue 6,000,000 options and 2,000,000 restricted stock under the Plan to certain officers of the Company. The maximum number of shares of Common Stock that may be issued under the 2016 Plan shall initially be 18,000,000. As of December 31, 2017, the Company has issued 6,000,000 options and 4,150,000 shares under this plan.

Item 13. Certain Relationships and Related Transactions and Director Independence

Janice Dyson, wife of John McAfee, the Company’s former Chief Cybersecurity Visionary, is the sole director of FTS and owns 33% of the outstanding common shares of FTS. On March 3, 2017, the Company purchased from FTS its 46% ownership interest Demonsaw for 2,000,000 shares of MGT Common Stock (approximate value of $2,500), as described fully in Item 1. The Company immediately impaired the investment during the year ended December 31, 2017.

On May 9, 2016, the Company entered a consulting agreement with FTS, pursuant to which FTS would provide advice, consultation, information and services to the Company including assistance with executive management, business and product development and potential acquisitions or related transactions. During the years ended December 31, 2017 and 2016, the Company recorded consulting fees of $360 and $902, respectively, to FTS for such services. As of December 31, 2017, the Company owed $100 to FTS.

In January 2018, our agreement with FTS was terminated.

Director Independence

Each of the Company’s current independent directors: H. Robert Holmes, Michael Onghai and Nolan Bushnell are considered independent under Section 803A of NYSE MKT rules, accordingly to which the Company must comply.

Item 14. Principal Accountant Fees and Services

From January 25, 2016 to January 4, 2017, Friedman LLP was our independent auditor. Effective January 5, 2017 RBSM LLP became our current independent auditor. The following is a summary of the fees billed by our independent auditors for professional services rendered for the fiscal years ended December 31, 2017 and 2016.

	Year Ended December 31,
	2017	2016
Audit fees	$195	$201
Tax fees	–	–
Audit-related fees	–	–
Other fees	–	–
	$195	$201

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10–Q.

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice.

Audit–related fees consists of fees reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as “Audit Fees.”

All other fees consists of fees for other miscellaneous items.

All services provided by the Company’s independent auditor were approved by the Company’s audit committee.

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

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of MGT Capital Investments, Inc. *

3.2	Amended and Restated Bylaws of MGT Capital Investments, Inc. (1)

10.1	Form of Warrant (2)

10.2	Form of Certificate of Designation (3)

10.3	Employment Agreement dated November 19, 2012, by and between the Company and Robert B. Ladd (4)

10.4	Amendment to Executive Employment Agreement of Robert B. Ladd as of January 28, 2014. (5)

10.5	Employment Agreement dated March 8, 2018 by and between the Company and Robert S. Lowrey (6)

21.1	Subsidiaries*

23.1	Consent of independent registered public accounting*

31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer*

31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial and Accounting Officer*

32	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer, Principal Financial and Accounting Officer*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

1)	Incorporated herein by reference to the Company’s Current Report filed on Form 8–K, filed January 30, 2014.

2)	Incorporated herein by reference to the Company’s Current Report on Form 8–K filed May 30, 2012.

3)	Incorporated herein by reference to the Company’s Current Report on Form 8–K filed October 26, 2012.

4)	Incorporated herein by reference to the Company’s Current Report on Form 8–K filed October 26, 2012.

5)	Incorporated herein by reference to the Company’s Current Report filed on Form 8–K, filed January 30, 2014.

6)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed March 9,2018.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT CAPITAL INVESTMENTS, INC
April 2, 2018
	By:	/s/ Robert B. Ladd
Robert B. Ladd
President (Principal Executive Officer)

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert B. Ladd	President, Chief Executive Officer and Director	April 2, 2018
Robert B. Ladd	(Principal Executive Officer)

/s/ H. Robert Holmes	Director	April 2, 2018
H. Robert Holmes

/s/ Michael Onghai	Director	April 2, 2018
Michael Onghai

/s/ Nolan Bushnell	Director	April 2, 2018
Nolan Bushnell

/s/ Robert S. Lowrey	Chief Financial Officer	April 2, 2018
Robert S. Lowrey	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and the Board of Directors of

MGT Capital Investments, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MGT Capital Investments, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, will require additional capital to fund its current operating plan, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2017.

New York, NY
April 2, 2018

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$9,519	$345
Prepaid expenses and other current assets	894	153
Investments available for sale	-	44
Digital currencies	48	10
Total current assets	10,461	552

Non-current assets:
Property and equipment, net	3,116	602
Intangible assets, net	-	468
Investments, at cost	-	287
Total assets	$13,577	$1,908

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$287	$66
Accrued expenses	707	124
Other payables	710	1
Total current liabilities	1,704	191

Non-current liabilities:
Convertible notes payable, net of discount	-	2,300
Total liabilities	1,704	2,491

Commitments and Contingencies
Redeemable convertible preferred stock - Temporary equity
Preferred stock, Series A Convertible Preferred, $0.001 par value, 1,500,000 shares authorized at December 31, 2017 and 2016. 1,416,160 shares issued and held in treasury as of December 31, 2017 and 2016. No shares outstanding at December 31, 2016 and 2017.	-	-

Stockholders’ Equity (Deficit)
Undesignated preferred stock, $0.001 par value, 8,500,000 shares authorized at December 2017 and 2016. No shares issued or outstanding at December 31, 2017 and 2016	-	-
Common stock, $0.001 par value; 125,000,000 shares authorized; 58,963,009 and 28,722,855 shares issued and outstanding at December 31, 2017 and 2016, respectively.	59	29
Additional paid-in capital	390,736	327,943
Accumulated other comprehensive loss	-	(66)
Accumulated deficit	(378,900)	(328,467)
Total equity (deficit) attributable to MGT stockholders	11,895	(561)
Non-controlling interest	(22)	(22)
Total stockholders’ equity (deficit)	11,873	(583)

Total liabilities, stockholders’ equity (deficit), redeemable convertible preferred stock and non-controlling interest	$13,577	$1,908

The accompanying notes are an integral part of these Consolidated Financial Statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per-share amounts)

	For the Years Ended December 31,
	2017	2016

Revenue	$3,134	$313
Cost of revenue	1,502	209
Gross margin	1,632	104

Operating expenses:
General and administrative	22,353	17,676
Sales and marketing	238	198
Research and development	346	297
Impairment of goodwill and intangible assets	303	2,169
Total operating expenses	23,240	20,340

Operating loss	(21,608)	(20,236)

Other non-operating (expense) / income
Interest (expense) / income, net	(385)	216
Accretion of debt discount	(5,627)	(41)
Loss on sale of investments	(84)	(1,410)
Gain on sale of property and equipment	370	-
Impairment of investments	(2,787)	(1,358)
Loss on extinguishment of debt	-	(2,013)
Inducement expense	(20,312)	-
Total other non-operating expenses	(28,825)	(4,606)

Net loss before non-controlling interest	(50,433)	(24,842)

Net loss attributable to non-controlling interest	-	319

Net loss attributable to Common stockholders	$(50,433)	$(24,523)

Other comprehensive loss
Reclassification adjustment for comprehensive loss included in net loss	66	1,453
Unrealized holding loss	-	(313)
Comprehensive loss	$(50,367)	$(23,383)

Per-share data
Basic and diluted loss per share	$(1.34)	$(1.08)

Weighted average number of common shares outstanding	37,744,600	22,651,914

The accompanying notes are an integral part of these Consolidated Financial Statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(in thousands, except share and per-share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total (Deficit) Equity Attributable to MGT	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stockholders	interest	(Deficit) Equity
Balance at January 1, 2016	10,838	$-	17,928,221	$18	$311,167	$(303,944)	$(1,206)	$6,035	$5	$6,040
Stock-based compensation	-	-	3,151,500	3	9,679	-	-	9,682	-	9,682
Stock issued for services	-	-	825,000	1	1,106	-	-	1,107	-	1,107
Stock issued for acquisitions of intangible assets	-	-	150,000	-	495	-	-	495	-	495
Stock issued for exchange of warrants	-	-	540,000	1	832	-	-	833	-	833
Warrant exercises	-	-	6,117,296	6	2,421	-	-	2,427	-	2,427
Warrant modification expense	-	-	-	-	431	-	-	431	-	431
Acquisition of non-controlling interest	-	-	-	-	(292)	-	-	(292)	292	-
Conversion of Preferred Series A into common stock	(10,838)	-	10,838	-	-	-	-	-	-	-
Fair value of warrants issued in connection with notes payable	-	-	-	-	761	-	-	761	-	761
Beneficial conversion feature on convertible notes	-	-	-	-	702	-	-	702	-	702
Fair value of vested stock options	-	-	-	-	641	-	-	641	-	641
Net loss for the year	-	-	-	-	-	(24,523)	-	(24,523)	(319)	(24,842)
Unrealized holding loss on available for sale investments	-	-	-	-	-	-	(313)	(313)	-	(313)
Reclassification adjustment upon sale of available for sale investments into net loss	-	-	-	-	-	-	1,453	1,453	-	1,453
Balance at December 31, 2016	-	-	28,722,855	29	327,943	(328,467)	(66)	(561)	(22)	(583)

Stock-based compensation	-	-	4,050,000	4	3,276	-	-	3,280	-	3,280
Stock issued for acquisition	-	-	2,000,000	2	2,498	-	-	2,500	-	2,500
Stock issued for services	-	-	2,574,000	3	4,626	-	-	4,629	-	4,629
Stock issued in exchange of notes payables	-	-	10,191,466	10	8,670	-	-	8,680	-	8,680
Induced conversion of notes payable	-	-	-	-	20,312	-	-	20,312	-	20,312
Stock sold in connection with private placements	-	-	2,875,000	3	9,147	-	-	9,150	-	9,150
Beneficial conversion features on convertible notes	-	-	-	-	4,593	-	-	4,593	-	4,593
Stock issued in exchange of accounts payable	-	-	220,000	-	401	-	-	401	-	401
Sale of common stock warrants	-	-	-	-	100	-	-	100	-	100
Stock issued in connection with notes payable amendment	-	-	200,000	-	118	-	-	118	-	118
Exercise of warrants	-	-	7,693,588	8	387	-	-	395	-	395
Amortization of employee stock options	-	-	-	-	7,057	-	-	7,057	-	7,057
Modification of employee stock options	-	-	-	-	37	-	-	37	-	37
Stock and warrants issued in connection with Management Agreements	-	-	436,100	-	1,571	-	-	1,571	-	1,571
Net loss	-	-	-	-		(50,433)	-	(50,433)	-	(50,433)
Reclassification adjustment for loss included in net loss	-	-	-	-	-	-	66	66	-	66
Balance at December 31, 2017	-	-	58,963,009	$59	$390,736	$(378,900)	$-	$11,895	$(22)	$11,873

The accompanying notes are an integral part of these Consolidated Financial Statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per-share amounts)

	For the Years Ended December 31,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(50,433)	$(24,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	946	126
Amortization of intangible assets	165	83
Stock-based compensation expense	16,574	11,662
Stock issued for amendment of notes payable	118	-
Other Expense	-	2,254
Warrant modification expense	-	431
Loss on sale of investments - short term	84	1,169
Impairment of investments	2,787	1,358
Impairment of goodwill and intangible assets	303	2,170
Accretion of debt discount	5,627	41
Gain on sale of property and equipment	(370)	-
Inducement expense	20,312	-
Change in operating assets and liabilities
Prepaid expenses and other current assets	(581)	(92)
Digital currencies	(38)	(10)
Accounts payable	622	3
Accrued expenses	1,507	119
Net cash used in operating activities	(2,377)	(5,528)

Cash Flows From Investing Activities
Release of restricted cash and security deposit	-	39
Purchase of investments	-	(679)
Purchase of note receivable	-	(45)
Proceeds from sale of investments	26	2,165
Purchase of property and equipment	(4,067)	(693)
Proceeds from sale of property and equipment	976	-
Net cash (used in) provided by investing activities	(3,065)	787

Cash Flows From Financing Activities
Proceeds from private placements of common stock	9,150	-
Proceeds from issuance of convertible notes payable and warrants	4,971	2,300
Proceeds from exercise of warrants	395	-
Proceeds from sale of common stock warrants	100	2,427
Net cash provided by financing activities	14,616	4,727

Net change in cash and cash equivalents	9,174	(14)

Cash and cash equivalents, beginning of year	345	359

Cash and cash equivalents, end of year	$9,519	$345

The accompanying notes are an integral part of these Consolidated Financial Statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per-share amounts)

	For the Years Ended December 31,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest	$48	$104

Cash paid for income tax	$-	$-

Non-cash investing and financing activities:
Conversion of convertible debt and accrued interest	$8,680	$-
Issuance of L2 commitment note	$160	$-
Transfers from the non-controlling interest	$-	$292
Reclassification adjustment upon sale of available for sale investment in net loss	$66	$1,453
Unrealized gain on available for sale investments	$-	$(313)
Stock issued for acquisitions of intangible assets	$-	$495
Fair value of warrants issued in connection with Notes payable	$-	$761
Conversion of notes receivable into investments	$-	$1,379
Beneficial conversion feature on convertible debt and warrants issued concurrent with debt	$4,593	$-
Shares issued in satisfaction of accounts payable	$401	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 1. Organization and Basis of Presentation

Organization

MGT Capital Investments, Inc. (“MGT Capital”) is a Delaware corporation, incorporated in 2000. MGT Capital was originally incorporated in Utah in 1977. “MGT” or the “Company” is comprised of the parent company, wholly–owned subsidiaries MGT Cybersecurity, Inc. (“MGT Cybersecurity”), Medicsight, Inc. , MGT Sports, Inc. , MGT Studios, Inc. (“MGT Studios”), MGT Interactive, LLC, MGT Gaming, Inc., MGT Mining One, Inc. and MGT Mining Two, Inc. MGT Studios also owns a controlling minority interest in the subsidiary M2P Americas, Inc. MGT’s corporate office is located in Durham, North Carolina.

On March 23, 2018, the Company’s shareholders approved an increase in the Company’s authorized common stock from 75,000,000 shares to 125,000,000 shares. On March 23, 2018, the Company filed an amendment to its Articles of Incorporation with the state of Delaware to reflect this change.

On March 23, 2018, the Company’s shareholders approved a 1-for-2 reverse split of the Company’s common stock, to be effected only if needed for the Company’s application to uplist its common stock to a national exchange. As of March 23, 2018, the Company had not amended its Articles of Incorporation to reflect this reverse split and such adjustments are not reflected within these consolidated financial statements.

Cryptocurrency mining

In September 2016, MGT commenced its Bitcoin mining operations in the Wenatchee Valley area of central Washington. Throughout 2017 the Company expanded its mining capacity with the purchase of additional miners and by entering into hosting and power agreements with Washington facilities owners. The Company also entered into management agreements with third party investors whereby the investors purchased the mining hardware, and the Company will receive both a fee to manage the mining operations plus one-half of the net operating profit. In the year ended December 31, 2017, the Company mined approximately 856 coins and recorded $3,134 in revenue.

Due to the lack of availability of adequate electric power in Washington to support the Company’s growth, the Company decided to move its principal operations to northern Sweden at the end of 2017. During the first quarter of 2018, the Company took delivery of additional Bitcoin mining machines in Sweden and moved or sold most of its Bitcoin mining machines from Washington. The Company plans to continue growing its mining capacity in Sweden during 2018.

As of March 30, 2018, MGT owned and operated approximately 500 miners located in a leased facility in Quincy, Washington and 4,200 miners located in a leased facility in Sweden. In addition, the Company operates about 2,000 miners in the Sweden location pursuant to management agreements. All miners owned or managed by MGT are S9 Antminers sold by Bitmain Technologies LTD. At full deployment expected in April 2018, our total bitcoin mining capacity, as measured by computational hashing rate, is approximately 90 PH/s. In addition to the S9 Antminers, the Company owns 50 custom designed GPU-based Ethereum mining rigs.

Legacy business – cybersecurity

On January 26, 2018, the Company announced the end of its business relationship with cybersecurity pioneer John McAfee. Since August 2017, Mr. McAfee had served as Chief Cybersecurity Visionary of the Company, guiding the development of the Company’s cybersecurity business, including Sentinel, an enterprise class network intrusion detector released in October 2017. The Company also owned the intellectual property associated with developing and marketing a mobile privacy phone with extensive privacy and anti-hacking features.

On March 19, 2018, the Company announced it has ended its cybersecurity operations by selling the Sentinel product line to a new entity formed by the unit’s management team and stopping development of the privacy phone. The Sentinel assets were sold for consideration of $60 in cash and a $1,000 promissory note, convertible into a 20% equity interest of the buyer.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 1. Organization and Basis of Presentation, continued

Basis of presentation

The accompanying consolidated financial statements for the years ended December 31, 2017 and 2016 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”).

Note 2. Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2017, the Company had incurred significant operating losses since inception and continues to generate losses from operations and as of December 31, 2017, has an accumulated deficit of $378,900. At December 31, 2017, MGT’s cash and cash equivalents were $9,519. At March 31, 2018, MGT’s cash and cash equivalents were $460.

Management’s plans include putting into service its additional cryptocurrency mining machines, which were installed during early 2018, but for which the facility needs additional outfitting in order to be fully operational. The Company expects this facility to be fully operational during the second quarter of 2018. If there is a further delay in becoming fully operational, the Company may need to raise additional funding to provide liquidity to fund its operations. Based on current budget assumptions the Company believes that it will be able to meet its operating expenses and obligations for one year from the date these consolidated financial statements are issued. There can be no assurance however that the Company will be able to raise additional financing or other additional capital when needed, or at terms that would be considered acceptable to the Company. Such factors raise substantial doubt about the Company’s ability to sustain operations for at least one year from the issuance of these consolidated financial statements. Management’s plans, including the operation of its existing crypto-currency mining machines, the raising of additional capital and potentially curtailing its operations alleviate such substantial doubt. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3. Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of MGT and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. Non-controlling interest represents the non-controlling equity investment in MGT subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non-controlling interest.

Reclassification

Certain amounts in prior periods have been reclassified to conform to current period presentation. These reclassifications had no effect on the previously reported net loss.

Use of estimates and assumptions and critical accounting estimates and assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and also affect the amounts of revenues and expenses reported for each period. Actual results could differ from those which result from using such estimates. Management utilizes various other estimates, including but not limited to determining the estimated lives of long-lived assets, determining the potential impairment of intangibles, the fair value of warrants issued, the fair value of stock options, the fair value of conversion features, the recognition of revenue, the valuation allowance for deferred tax assets and other legal claims and contingencies. The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 3. Summary of Significant Accounting Policies, continued

Fair value of financial instruments

The Company follows Accounting Standards Codification (“ASC”) 820–10 “Fair Value Measurement” of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification to measure the fair value of its financial instruments and disclosures about fair value of its financial instruments. ASC 820–10 establishes a framework for measuring fair value and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820–10 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these instruments.

The Company had no Level 3 financial assets or liabilities as of December 31, 2017 and 2016.

The Company uses Level 1 of the fair value hierarchy to measure the fair value of investments in certain common equity securities as well as digital currencies. The Company revalues such assets at every reporting period and recognizes gains or losses as revenue and cost of revenue respectively in the consolidated statements of operations that are attributable to the change in the fair value of the digital currencies.

The following table provides the financial assets measured on a recurring basis and reported at fair value on the balance sheet as of December 31, 2017:

		Fair value measurement using
	Carrying value	Level 1	Level 2	Level 3	Total
Digital currencies	$48	$48	$–	$–	$48

The following table provides the financial assets measured on a recurring basis and reported at fair value on the balance sheet as of December 31, 2016:

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 3. Summary of Significant Accounting Policies, continued

Beneficial conversion feature of convertible notes payable

The Company accounts for convertible notes payable in accordance with guidelines established by the FASB ASC Topic 470-20, “Debt with Conversion and Other Options”. The beneficial conversion feature of a convertible note is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a beneficial conversion feature related to the issuance of a convertible note when issued and also records the estimated fair value of any warrants issued with those convertible notes. The beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.

The beneficial conversion feature of a convertible note is measured by first allocating a portion of the note’s proceeds to any warrants, if applicable, as a discount on the carrying amount of the convertible on a relative fair value basis. The discounted face value is then used to measure the effective conversion price of the note. The effective conversion price and the market price of the Company’s common stock are used to calculate the intrinsic value of the conversion feature. The intrinsic value is recorded in the financial statements as a debt discount from the face amount of the note and such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner) and is charged to accretion of debt discount on the Company’s consolidated statement of operations and comprehensive loss.

Revenue recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectability is probable. The Company’s primary revenue stream is related to the mining of digital currencies. The Company derives its revenue by solving “blocks” to be added to the blockchain and providing transaction verification services within the digital currency networks of cryptocurrencies, such as Bitcoin and Ethereum, commonly termed “cryptocurrency mining.” In consideration for these services, the Company receives digital currency (“Coins”). The Coins are recorded as revenue, using the average spot price of Bitcoin on the date of receipt. The Coins are recorded on the balance sheet at their fair value and re–measured at each reporting date. Revaluation gains or losses, as well gains or losses on sale of coins are recorded as revenue and cost of revenue, respectively in the consolidated statements of operations. Expenses associated with running the cryptocurrency mining business, such as equipment depreciation, rent and electricity cost are recorded as costs of revenues.

Income taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and established for all the entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax basis of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all the deferred tax assets will not be realized. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 3. Summary of Significant Accounting Policies, continued

Income taxes, continued

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%. As of the completion of these consolidated financial statements and related disclosures, we have made a reasonable estimate of the effects of the Tax Act. This estimate incorporates assumptions made based upon the Company’s current interpretation of the Tax Act, and may change as the Company may receive additional clarification and implementation guidance and as the interpretation of the Tax Act evolves. In accordance with SEC Staff Accounting Bulletin No. 118, the Company will finalize the accounting for the effects of the Tax Act no later than the fourth quarter of 2018. Future adjustments made to the provisional effects will be reported as a component of income tax expense in the reporting period in which any such adjustments are determined. See Note 13 for additional information. Based on the new tax law that lowers corporate tax rates, the Company revalued its deferred tax assets. Future tax benefits are expected to be lower, with the corresponding one time charge being recorded as a component of income tax expense.

Loss per share

Basic loss per share is calculated by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing the net loss attributable to common shareholders by the sum of the weighted average number of common shares outstanding plus potential dilutive common shares outstanding during the period. Potential dilutive securities, comprised of unvested restricted shares, convertible debt stock warrants and stock options, are not reflected in diluted net loss per share because such potential shares are anti–dilutive due to the Company’s net loss.

Accordingly, the computation of diluted loss per share for the year ended December 31, 2017, excludes 2,000,000 shares issuable to the investors of the December 2017 private placement, 3,381,816 shares issuable to UAHC Ventures, LLC a Nevada limited liability company (“UAHC”) due to the conversion of the UAHC note payable, 3,850,000 unvested restricted shares, 6,000,000 shares issuable under stock options, and 13,720,742 shares issuable under warrants. The computation of diluted loss per share for the year ended December 31, 2016, excluded 3,000,000 unvested restricted shares, 2,300,000 shares issuable upon the conversion of convertible notes, 6,000,000 shares issuable under stock options and 100,000 shares issuable under warrants.

Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group in deciding how to allocate resources and in assessing performance. Our chief operating decision–making group is composed of the chief executive officer and the chief financial officer. The Company currently operates solely in one operating segment.

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

Restricted stock awards are granted at the discretion of the compensation committee of the Board of Directors of the Company. These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically over an 18 to 24-month period (vesting on a straight–line basis). The fair value of a stock award is equal to the fair market value of a share of the Company’s common stock on the grant date.

The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are inputs into the model. These assumptions are the expected stock volatility, the risk–free interest rate, the expected life of the option, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility is calculated based on the historical volatility of the Company’s common stock over the expected term of the option. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 3. Summary of Significant Accounting Policies, continued

Stock–based compensation, continued

Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. The Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. The fair value of unvested equity instruments is re-measured each reporting period and such re-measured value is amortized over the requisite remaining service period.

The Company accounts for share–based payments granted to non–employees in accordance with ASC 505–50, “Equity Based Payments to Non–Employees”. The Company determines the fair value of the stock–based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily determinable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Cash & cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents. The Company maintains its cash and cash equivalents at financial institutions whereby the combined account balances exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage by approximately $9,263 as of December 31, 2017 and, as a result, there is a concentration of credit risk related to amounts on deposit that exceed the FDIC insurance coverage.

Investments available for sale

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

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight–line method on the various asset classes over their estimated useful lives, which range from two to five years. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. Depreciation expense relating to the Company’s cryptocurrency mining machines is included in cost of revenue.

Intangible assets

Intangible assets consisted of the Sentinel network intrusion detection device, all underlying software and firmware, the server contract, and case and circuit board inventory that the Company acquired from Cyberdonix, Inc, an Alabama corporation (“Cyberdonix”), in October 2016. Estimates of future cash flows and timing of events for evaluating long–lived assets for impairment are based upon management’s judgment. If any of our intangible or long–lived assets are considered to be impaired, the amount of impairment to be recognized is the excess of the carrying amount of the assets over its fair value. Applicable long–lived assets are amortized or depreciated over the shorter of their estimated useful lives, the estimated period that the assets will generate revenue, or the statutory or contractual term in the case of patents. Estimates of useful lives and periods of expected revenue generation are reviewed periodically for appropriateness and are based upon management’s judgment. As of December 31, 2017, the Company had impaired its remaining intangible assets.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 3. Summary of Significant Accounting Policies, continued

Research and development

Research and development expenses are charged to operations as incurred. During the years ended December 31, 2017 and 2016, respectively, the Company expensed $346 and $297 in research and development costs.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements, other than those disclosed below.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB delayed the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In addition, in March and April 2016, the FASB issued new guidance intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. Both amendments permit the use of either a retrospective or cumulative effect transition method and are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early application permitted. The Company expects to implement ASU 2014-09, on January 1, 2018 pursuant to which it will utilize the modified retrospective approach. The Company does not believe that ASU 2014-09 will have a material impact on its consolidated financial statements.

In February 2016, FASB issued ASU No. 2016–02, “Leases (Topic 842)”, which creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The Company is currently evaluating the impact of the new pronouncement on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. ASU 2016-15 provides guidance for eight specific cash flow issues with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. The effective date for ASU 2016-15 is for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company expects to implement ASU 2016-15 on January 1, 2018 and does not believe it will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other” (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is evaluating the impact of adopting this guidance on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations” (Topic 805), Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company expects to implement ASU 2017-01 on January 1, 2018 and does not believe it will have a material impact on its consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 3. Summary of Significant Accounting Policies, continued

Recent accounting pronouncements, continued

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception”. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. ASU 2017-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company has adopted the ASU beginning with these consolidated financial statements. As a result, the conversion features of certain of its convertible notes payable and equity instruments that contain “down round” provisions were not bifurcated and were not recorded as a derivative liability.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the review, other than what is described in Note 1 – Organization and Basis of Presentation, Note 14 – Commitments and Contingencies and Note 18 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Note 4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2017	2016
Prepaid expenses	$734	$153
Deferred offering costs (see Note 9)	160	–
Total prepaid expenses and other current assets	$894	$153

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 5. Investments

The Company’s investments consisted of the following:

Investments available for sale

	As of December 31,
	2017	2016
FNCX common shares	$–	$44

During the year ended December 31, 2017, the Company sold these shares for $26, reclassified the unrealized loss of $66 from accumulated other comprehensive income and recognized a loss on sale of $84 related to its investment in FNCX. During the year ended December 31, 2016, the Company recorded a loss on sale of $86 related to its investment in FNCX.

Investments at cost

	As of December 31,
	2017	2016
DDGG common shares	$–	$287

During the years ended December 31, 2017 and 2016, the Company recognized an impairment charge of $287 and $0, respectively, related to its investment in DDGG.

Note 6. Intangible Assets

The Company’s intangible assets consisted of the following:

Amount
January 1, 2016	$-
Acquisition of intellectual property	495
Amortization	(27)
December 31, 2016	$468
Amortization	(165)
Impairment	(303)
December 31, 2017	$-

The net book value of intangible assets as of December 31, 2016 relate to the Sentinel network intrusion detection device, all underlying software and firmware, the server contract, and case and circuit board inventory the Company acquired from Cyberdonix in October 2016 by issuing 150,000 shares of MGT common stock for total cost of $495. In connection with the sale of the Company’s cybersecurity business in March 2018, as described in Note 1, the Company recorded an impairment change equal to the net book value of the intangible assets of $303 as of December 31, 2017. The Company recorded amortization expense of $165 and $27 for the years ended December 31, 2017 and 2016, respectively.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 7. Property and Equipment

Property and equipment consisted of the following:

	As of December 31,
	2017	2016
Computer hardware and software	$10	$10
Crypto-currency mining machines	3,685	708
Property and equipment, gross	3,695	718
Less: Accumulated depreciation	(579)	(116)
Property and equipment, net	$3,116	$602

The Company recorded depreciation expense of $946 and $126 for the years ended December 31, 2017 and 2016, respectively.

During the year ended December 31, 2017, the Company sold bitcoin machines with an aggregate book value of $606 for gross proceeds of $976 and recorded a gain on sale of $370.

Note 8. Accrued Expenses

Accrued expenses consisted of the following:

	As of December 31,
	2017	2016
Legal, consulting, and other fees	$707	$124

Note 9. Notes Payable

Notes Payable Summary

As of December 31, 2017, the Company had no notes payable outstanding. During the years ended December 31, 2017 and 2016, the Company’s activity in notes payable was as follows:

	Principal	Debt Discount	Net
Beginning balance, January 1, 2016	$-	$-	$-
Issuance of convertible notes payable	2,300	-	2,300
Balance, December 31, 2016	2,300	-	2,300
Issuance of convertible notes payable	6,165	(5,627)	538
Amortization of debt discount	-	229	229
Conversion of convertible notes payable	(8,465)	5,398	(3,067)
Balance, December 31, 2017	$-	$-	$-

In 2016, the Company issued $2,300 in convertible promissory notes that were converted into 2,566,668 shares of common stock in 2017. In 2017, the Company issued $6,165 in face value convertible promissory notes for net cash proceeds of $4,971, all of which were converted into 7,624,798 shares of common stock in 2017. Significant terms of each convertible debt instrument are described below.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 9. Notes Payable, continued

2016 Convertible Debt Financing

August 2016 Notes

On August 2, 2016, the Company issued $2,300 in unsecured promissory notes in a private placement, which were subsequently exchanged for new notes in the same principal amount (the “August 2016 Notes”). The August 2016 Notes are convertible, at the option of the holder thereof, into shares of the Company’s common stock at a conversion price of $1.00 per share, which was to be adjusted for any future issuances of equity. During the first quarter of 2017, the conversion price of the August 2016 Notes was adjusted down to $0.75 per share. During the year ended December 31, 2017, the holders of the August 2016 Notes converted the aggregate principal balance of $2,300 into 2,566,668 shares of common stock. For each conversion, the net book value of the notes was recorded as equity.

2017 Convertible Debt Financings

10% convertible promissory notes

During February and March 2017, the Company issued two $50, 10% convertible promissory notes to accredited investors. Both notes would have matured one year from the date of issuance. Both notes were convertible at a fixed rate of $0.25 per share. Management recorded a beneficial conversion feature on both notes in the aggregate of $100 and recorded that amount to additional paid in capital. The debt discounts were accreted using the effective interest method over the term of the notes.

On August 14 and September 6, 2017, the holder of the notes converted the aggregate principal balance $100 into a total of 400,000 shares of the Company’s common stock. In connection with the conversion, the Company charged the remaining discount in the amount of $92 to accretion of debt discount.

During the years ended December 31, 2017 and 2016, the Company incurred $100 and $0, respectively, as accretion of debt discount on these notes.

Iliad Note

On May 18, 2017, the Company issued to Iliad Research and Trading, L.P., (“Iliad”), a Utah limited partnership, a secured convertible note (the “Iliad Note”) in the original principal amount of $1,355, bearing interest at 10% per annum, with an original issuance discount of $225, reimbursed legal and accounting expenses of $5, and a warrant to purchase 1,231,819 shares of common stock of the Company at an exercise price of $1.05 per share. These warrants expire five years from the date of issuance.

Management recorded a debt discount for (a) the original issue discount (b) the relative fair value of the warrants issued and (c) the intrinsic value of the beneficial conversion feature on the Iliad Note in the amounts of $230, $202 and $923, respectively. The debt discounts were accreted using the effective interest method over the term of the Iliad Note, provided that at any time on or after the occurrence of an event of default, the interest rate shall be adjusted to 22% per annum. Subject to the terms and conditions set forth in the Iliad Note, the Company may prepay the outstanding balance of the Iliad Note in part or in full in cash of an amount equal to 125% multiplied by the outstanding balance of the Iliad Note.

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

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 9. Notes Payable, continued

Iliad Note, continued

On December 7, 2017, the Company entered into a settlement agreement with Iliad (the “Iliad Settlement Agreement”). Under the Iliad Settlement Agreement, the Company induced Iliad to accept 547,660 additional shares of the Company’s common stock in connection with the conversion of the full balance of the Iliad Note outstanding. As part of the Iliad Settlement Agreement, the Company also increased the shares issuable to Iliad under its warrant. Accordingly, on December 7, 2017, Iliad converted the Iliad Note and related accrued interest of $75 into a total of 1,909,863 shares of the Company’s common stock. On the date of conversion, the Company (a) recorded the remaining discount of the note in the amount of $1,348 as accretion of debt discount, and (b) recorded the fair value of the additional shares issued to Iliad and the additional value of the warrants in the amount of $7,517 as inducement expense.

During the years ended December 31, 2017 and 2016, the Company incurred $1,355 (accretion of $7 and $1,348 in connection with the conversion of the Iliad Note) and $0, respectively as accretion of debt discount on this note.

March 2017 equity purchase agreement

On March 10, 2017, the Company and L2 Capital, LLC (“L2 Capital”), a Kansas limited liability company, entered into an equity purchase agreement (the “Equity Purchase Agreement”), pursuant to which the Company may issue and sell to L2 Capital from time to time up to $5,000 of the Company’s common stock that will be registered with the SEC under a registration statement on a form S–1. Pursuant to the Equity Purchase Agreement, the Company may require L2 Capital to purchase shares of common stock in a minimum amount of $25 and maximum of the lesser of (a) $1,000 or (b) 150% of the average daily trading value, upon the Company’s delivery of a put notice to L2 Capital. L2 Capital shall purchase such number of shares of common stock at a per share price that equals to the lowest closing bid price of the common stock during the pricing period multiplied by 90%.

In connection with the Equity Purchase Agreement, the Company has issued to L2 Capital an 8% convertible promissory note (the “Commitment Note”) in the principal amount of $160 in consideration of L2 Capital’s contractual commitment to the Equity Purchase Agreement. The Commitment Note matures six months after the issue date. All or part of the Commitment Note is convertible into the common stock of the Company upon the occurrence of any of the events of default at a variable conversion price that equals to 75% of the lowest trading price for the common stock during a thirty–day trading day period immediately prior to the conversion date. The Company also issued to the holders of the First Notes warrants to purchase an aggregate of 400,000 shares of the Company’s common stock at an exercise price of $0.96 per share. These warrants expire seven years from the date of issuance.

The Company recorded the Commitment Note as a deferred offering cost as the Company has not yet received equity proceeds from the Equity Purchase Agreement. The Company is yet to file a registration statement on the offering. Management analyzed the contingent variable conversion price and concluded that the contingent conversion features should be bifurcated and accounted for as a derivative liability only upon the triggering of a default event. Because all default events were cured prior to April 15, 2017, no derivative liability was recognized.

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

The Company recorded an initial debt discount of $287, representing (a) an original issue discount of $108 and (b) relative fair value of warrants issued to the note holders of $179. The debt discounts were amortized using the effective interest method.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 9. Notes Payable, continued

March 2017 securities purchase agreement

On March 10, 2017, the Company and L2 Capital entered into a securities purchase agreement, which was subsequently amended on March 15, 2017 pursuant to which the Company issued two 10% convertible notes in an aggregate principal amount of $1 million with a 20% original issue discount, of which the first convertible note was funded on March 14, 2017. The Company received gross proceeds of $393 (which represents the deduction of the 20% original discount and $7 for L2 Capital’s legal fees) in exchange for issuance of the first convertible note (the “First Note”) in the Principal Amount of $500. The First Note was due six months from the Issue Date and the accrued and unpaid interest at a rate of 10% per annum is due on such date. At any time on or after the occurrence of an event of default, the holder of the First Note shall have the right to convert all or part of the unpaid and outstanding Principal Amount and the accrued and unpaid interest to shares of common stock at a conversion price that equals 65% multiplied by the lowest trading price for the common stock during a thirty–day trading day period immediately prior to the conversion date.

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

The Company received an L2 Capital Back End Note (“L2 Collateralized Note”) secured with the First Note for its issuance of a $500 note to L2 Capital with substantially similar terms to the First Note (the “Second Note”). In accordance with the Second Note, the Company would pay to the order of L2 Capital a Principal Amount of $500 and the accrued and unpaid interest at a rate of 10% per annum on the maturity date, which was eight months from the issue date. At any time on or after the occurrence of an event of default, the holder of the Second Note shall have the right to convert all or part of the unpaid and outstanding principal amount and the accrued and unpaid interest into shares of common stock at a conversion price that is equal to 65% multiplied by the market price. Pursuant to the L2 Collateralized Note, L2 Capital promised to pay the Company the principal amount of $500 (consisting of $393 in cash, legal fees of $7 and an original issue discount of $100) no later than November 10, 2017.

In connection with the issuance of the First Note, the Company also issued to L2 Capital warrants to purchase up to 400,000 shares of common stock (the “Warrant Shares”) pursuant to the common stock purchase warrant (the “Common Stock Purchase Warrant”) executed by the Company. The Common Stock Purchase Warrant shall be exercisable at a price of 110% multiplied by the closing bid price of the common stock on the issuance date (the “Exercise Price”), subject to adjustments and exercisable from the issue date until the instrument’s seven–year anniversary. At the time that the Second Note is funded by the holder thereof in cash, then on such funding date, the Warrant Shares would immediately and automatically be increased by the quotient (the “Second Warrant Shares”) of $375 divided by the lesser of (i) the Exercise Price and (ii) 110% multiplied by the closing bid price of the common stock on the funding date of the Second Note. With respect to the Second Warrant Shares, the Exercise Price hereunder shall be redefined to equal the lesser of (i) the Exercise Price and (ii) 110% multiplied by the closing bid price of the common stock on the funding date of the Second Note. L2 Capital may exercise the Common Stock Purchase Warrant on a cashless basis unless the underlying shares of common stock have been registered with the SEC prior to the exercise.

The Company recorded an initial debt discount related to L2 Collateralized Note of $287, representing (a) an original issue discount of $108 and (b) relative fair value of warrants issued to the note holders of $179. The debt discounts were amortized using the effective interest method.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 9. Notes Payable, continued

March 2017 securities purchase agreement, continued

The Company recorded an initial debt discount related to the Second Note of $500, representing (a) an original issue discount of $108 and (b) a beneficial conversion feature of $392. The debt discounts were amortized using the effective interest method.

On September 5, 2017, L2 notified the Company regarding certain matters which might have impacted the Company’s compliance covenants under the terms of the Commitment Note, the First Note, and the Second Note.

The Company discussed these matters with L2 Capital, and without prejudice, induced L2 Capital to accept 2,166,850 additional shares of the Company’s common stock in connection with the conversion of the full balance of the Commitment Note, First Note, and Second Note outstanding. Accordingly, on September 8, 2017, L2 Capital converted all principal under the Commitment Note, First Note, and Second Note and accrued interest of $32 into a total of 3,853,553 shares of the Company’s common stock. On the date of conversion, the Company (a) recorded the remaining discount of the note in the amount of $709 as accretion of debt discount, and (b) recorded the fair value of the additional 2,157,407 shares issued to L2 Capital in the amount of $5,739 as inducement expense.

During the years ended December 31, 2017 and 2016, the Company recorded accretion of debt discount of $165 (accretion of $78 and $709 in connection with the conversion of the Note) and $0, respectively, on the Notes.

May 2017 Notes

On May 1, 2017, the Company issued notes payable to two accredited investors in the aggregate amount of $330 (the “May 2017 Notes”) bearing interest at 10% per annum. The Company also issued to the holders of the May 2017 Notes warrants to purchase an aggregate of 360,000 shares of the Company’s common stock at an exercise price of $0.50 per share. These warrants expire five years from the date of issuance.

The May 2017 Notes were convertible into the Company’s common stock only after an event of default. Events of default include failure to pay payments due under the May 2017 Notes, entrance into any bankruptcy or insolvency proceedings, failure to meet the obligations of any other notes payable in an amount exceeding $100, the Company’s stock being suspending for trading or delisted, losing the Company’s ability to deliver shares, or becoming more than 15 days delinquent on any filings required with the SEC.

At any time the May 2017 Notes are outstanding the two investors are entitled to convert any outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at variable conversion price as defined in the agreement.

The Company recorded an initial debt discount of $165, representing $65 related to an original issue discount and $100 representing the relative fair value of warrants issued to the note holders. The debt discount was amortized using the effective interest method.

On September 29, 2017, the holders of the May 2017 Notes converted their notes with principal value of $330 and the related accrued interest of $14 into 327,382 shares of common stock. In connection with the conversion, the Company recorded the remaining note discount of $110 to accretion of debt discount.

During the years ended December 31, 2017 and 2016, the Company recorded accretion of debt discount of $165 (accretion of $55 and $110 in connection with the conversion of the May 2017 Note) and $0, respectively, on the May 2017 Notes.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 9. Notes Payable, continued

August 2017 Notes

On August 9, 2017, the Company issued notes payable to two accredited investors in the aggregate amount of $330 (the “August 2017 Notes”), bearing interest at 10% per annum, with an aggregate original issuance discount of $35. The Company also issued to the holders of the August 2017 Notes warrants to purchase an aggregate of 360,000 shares of the Company’s common stock at an exercise price of $1.05 per share. These warrants expire five years from the date of issuance.

At any time the August 2017 Notes are outstanding the two investors are entitled to convert any outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at $1.05 per share.

The Company recorded a debt discount for (a) the original issue discount, (b) the relative fair value of the warrants issued, and (c) the intrinsic value of the beneficial conversion feature on the August 2017 Notes, in the amounts of $35, $135, and $160, respectively. The Company recorded the intrinsic value of the beneficial conversion feature as the effective conversion price of the August 2017 Notes were less than the fair value of the Company’s common stock on the date of issuance. The debt discounts were accreted using the effective interest method over the term of the August 2017 Notes.

On December 8, 2017, the Company induced the holders of the August 2017 Notes to accept 7,600 additional shares of the Company’s common stock in connection with the conversion of the full balance of the August 2017 Notes.

Accordingly, on December 8, 2017, the August 2017 Notes and related accrued interest of $11 were converted into a total of 462,000 shares of the Company’s common stock. On the date of conversion, the Company (a) recorded the remaining discount on the notes in the amount of $285 as accretion of debt discount, and (b) recorded the fair value of the additional shares issued to the holders of the August 2017 Notes in the amount of $21 as inducement expense.

During the years ended December 31, 2017 and 2016, the Company recorded amortization of debt discount of $330 (accretion of $45 and $285 in connection with the conversion of the August 2017 Note) and $0, respectively, on the August 2017 Notes.

UAHC Note

On August 18, 2017, the Company issued to UAHC Ventures, LLC, a Nevada limited liability company (“UAHC”), a secured convertible note (the “UAHC Note”) in the original principal amount of $2,410, bearing interest at 10% per annum, with an original issuance discount of $400 and reimbursed legal and accounting expenses of $10, and a warrant to purchase 861,905 shares of common stock of the Company at an exercise price of $1.05 per share. These warrants expire five years from the date of issuance.

At any time beginning on the date that is six months from the issuance date until the outstanding balance of the UAHC Note has been paid in full, UAHC may, at its option, convert all or any portion of the outstanding balance into shares of common stock of the Company at a price of $1.05 per share.

Management recorded a debt discount for (a) the original issue discount, (b) the relative fair value of the warrants issued and (c) the intrinsic value of the beneficial conversion feature on the UAHC Note in the amounts of $410, $819, and $1,181, respectively. The Company recorded the intrinsic value of the beneficial conversion feature as the effective conversion price of the UAHC Note was less than the fair value of the Company’s common stock on the date of issuance. The debt discounts were accreted using the effective interest method over the term of the UAHC Note.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 9. Notes Payable, continued

UAHC Note, continued

On December 7, 2017, the Company and UAHC entered into a Settlement Agreement (the “UAHC Settlement Agreement”). In accordance with the UAHC Settlement Agreement, the Company induced UAHC to accept 1,016,806 additional shares of the Company’s common stock in connection with the conversion of the full balance of the UAHC Note outstanding. On December 29, 2017, the Company and UAHC entered into a clarification and amendment agreement to clarify that, upon the reservation of the conversion shares with the Company’s transfer agent, the UAHC Note would be deemed converted in full. As part of the UAHC Settlement Agreement, the Company also increased the shares issuable to UAHC under its warrant.

Accordingly, on December 7, 2017, UAHC converted the UAHC Note and accrued interest of $73 into a total of 3,381,816 shares of the Company’s common stock. On the date of conversion, the Company (a) recorded the remaining discount on the note of $2,408 as accretion of debt discount, and (b) recorded the fair value of the additional shares issued to UAHC and the additional value of the warrant in the amount of $6,989 as inducement expense. At the date of the inducement, UAHC requested that the shares not yet be issued due to ownership limitations. The conversion meets all of the requirements to be classified as an equity instrument. Accordingly, the conversion was recorded as additional paid-in capital. The shares were subsequently issued to UAHC during the three months ended March 31, 2018.

During the years ended December 31, 2017 and 2016, the Company recorded amortization of debt discount of $2,410 (accretion of $2 and $2,408 in connection with the conversion of the UAHC Note) and $0, respectively, on the UAHC Note.

September 2017 Note

On September 12, 2017, the Company issued a note payable to an accredited investor in the amount of $480 (the “September 2017 Note”), bearing interest at 10% per annum, with an original issue discount of $80, and a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $2 per share. The warrant expires three years from the date of issuance. The principal and all accrued and unpaid interest on the outstanding balance would have been due on September 12, 2019.

Under the initial terms, from March 12, 2018 until the outstanding balance of the September 2017 Note has been paid in full, the holder may, at its option, convert all or any portion of the outstanding balance into shares of common stock of the Company at a price of $1.05 per share, which would be adjusted for any future issuances of equity that contain a lower per-share exercise price.

Management recorded a debt discount for (a) the original issue discount, (b) the relative fair value of the warrants issued and (c) the intrinsic value of the beneficial conversion feature on the September 2017 Note in the amounts of $80, $275 and $125, respectively. The Company recorded the intrinsic value of the beneficial conversion feature as the effective conversion price of the September 2017 Note was less than the fair value of the Company’s common stock on the date of issuance. The debt discount was accreted using the effective interest method over the term of the September 2017 Note.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 9. Notes Payable, continued

September 2017 Note, continued

On December 8, 2017, the Company induced the holder of the September 2017 Note to accept 16,864 additional shares of the Company’s common stock in connection with the conversion of the full balance of the September 2017 Note. Accordingly, on December 8, 2017, the September 2017 Note and related accrued interest of $11 were converted into a total of 672,000 shares of the Company’s common stock. On the date of the conversion, the Company (a) recorded the remaining discount on the note of $478 as accretion of debt discount, and (b) recorded the fair value of the additional shares issued to the holder of September 2017 Note in the amount of $46 as inducement expense.

During the years ended December 31, 2017 and 2016, the Company recorded amortization of debt discount of $480 (accretion of $2 and $478 in connection with the conversion of the September 2017 Note) and $0, respectively, on the September 2017 Note.

Note 10. Common Stock and Warrant Issuances

Sale of common stock

During February and March 2017, the Company sold 1,625,000 shares of its common stock to accredited investors at a purchase price of $0.40 per share for total proceeds received of $650. In addition, for every share purchased, the Investors received detachable warrants, as follows: (i) one Series A Warrant; (ii) one Series B Warrant; and (iii) one Series C Warrant.

During May 2017, the Company sold 1,250,000 shares of its common stock at a purchase price of $0.40 per share for total proceeds of $500. In addition, for every share purchased, the investors received detachable warrants, as follows: (i) one Series A Warrant; (ii) one Series B Warrant; and (iii) one Series C Warrant.

Each Series A Warrant is exercisable for one share of common stock, for a period of three years at a price of $0.50 per share. Each Series B Warrant is exercisable for one share of common stock, for a period of three years at a price of $0.75 per share, and each Series C Warrant is exercisable for one share of common stock, for a period of three years at a price of $1.00 per share.

On May 18, 2017, the Company issued 200,000 shares of its common stock in connection with an amendment to the Iliad Note valued at $118.

During August and September, 2017, the Company issued 220,000 shares of its common stock in satisfaction of accounts payable of $401.

On October 12, 2017 and November 30, 2017, the Company issued 347,400 shares and 88,700 shares, respectively, of its common stock in connection with the Management Agreements, as discussed in Note 14.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 10. Common Stock and Warrant Issuances, continued

Sale of common stock, continued

During the year ended December 31, 2017, the Company received $395 from the exercise of warrants to purchase 665,000 shares of common stock.

During the year ended December 31, 2017, the Company issued 7,028,588 shares of its common stock from the cashless exercise of warrants to purchase 3,012,186 shares of common stock. Due to provisions in one of the Company’s warrants that were exercised, it was possible for a cashless exercise to yield more shares than under a standard cash exercise.

On December 15, 2017, the Company sold 2,000,000 shares of its common stock at $4.00 per share for total proceeds of $8,000 in a private placement. In addition, for every share purchased, the investors received a detachable warrant to purchase a share of common stock for $4.50 per share, which expires five years from the date of issuance. As of December 31, 2017, the investors requested that these shares not be issued due to ownership limitation provisions. The private placement meets all of the requirements to be classified as an equity instrument. Accordingly, the proceeds from the private placement were recorded as additional paid-in capital.

During the years ended December 31, 2017 and 2016, the Company issued 2,574,000 shares and 825,000 shares, respectively, of its common stock to consultants in exchange for services, valued at $4,629 and $1,107, respectively.

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

On May 18, 2017, the Company issued warrants to purchase 1,231,819 shares of the Company’s common stock to Iliad, in connection with the issuance of the Iliad Note. These warrants have an exercise price of $1.05 per share and expire on May 31, 2022. On December 8, 2017, in connection with the Iliad Settlement Agreement (see Note 9), the Company increased the number of shares issuable under this warrant to 1,724,547 shares and decreased the exercise price to $0.75 per share. The Company and Iliad also capped the number of shares issuable under a cashless exercise to 5,173,640 shares. On December 14, 2017, Iliad exercised 1,348,186 warrants on a cashless basis and received 5,173,640 shares of common stock. Iliad subsequently forfeited the remaining 376,361 warrant shares as the remaining warrants were no longer able to be exercised.

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

Note 10. Common Stock and Warrant Issuances, continued

Warrants, continued

In June 2017, the Company issued warrants to purchase 1,000,000 shares of the Company’s common stock in connection with a private placement. The warrants have an exercise price of $1.25 per share. All of the warrants expire three years from the date of issuance.

On August 9, 2017, the Company issued warrants to purchase 360,000 shares of the Company’s common stock to the holders of the August 2017 Notes. The warrants have an exercise price of $1.05 per share and expire five years from the date of issuance. On December 7, 2017, the exercise price of these warrants was decreased to $0.75 per share due to down round provisions in the warrant and accordingly the Company issued additional 144,000 warrants.

On August 18, 2017, the Company issued warrants to purchase 861,905 shares of the Company’s common stock to the holder of the UAHC Note. The warrants have an exercise price of $1.05 per share and expire five years from the date of issuance. On December 7, 2017, in connection with the UAHC Settlement Agreement (see Note 9), the Company increased the number of shares issuable under this warrant to 1,206,667 shares and decreased the exercise price to $0.75 per share. The Company and UAHC also capped the number of shares issuable under a cashless exercise to 3,620,001 shares.

On September 1, 2017, in accordance with the terms of the warrant (see Note 9) upon the funding of the Second Note, the shares issuable under the warrants issued to L2 Capital on March 10, 2017 increased by 417,975 shares. All other terms remained the same. As described in Note 9, the fair value of the additional warrant shares were recorded as a discount on the Second Note.

On September 8, 2017, L2 Capital exercised warrants to purchase 800,000 common shares on a cashless basis and the Company issued 620,282 shares of the Company’s common stock.

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

On November 1, 2017, the Company received proceeds of $94 from the exercise of a warrant to purchase 125,000 shares at an exercise price of $0.75 per share.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 10. Common Stock and Warrant Issuances, continued

Warrants, continued

The following table summarizes information about shares issuable under warrants outstanding at December 31, 2017:

	Warrant shares outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at January 1, 2017	100,000	$3.75
Issued	17,674,289	$1.35
Exercised	(3,677,186)	$0.74
Expired or cancelled	(376,361)	$0.75
Outstanding at December 31, 2017	13,720,742	$1.49	2.90	$44,818

Exercisable at December 31, 2017	13,720,742	$1.49	2.90	$44,818

Note 11. Stock–Based Compensation

Issuance of restricted common stock – directors, officers and employees

During the year ended December 31, 2017, the Company issued an aggregate of 4,150,000 shares of restricted common stock to certain employees and directors. The Company valued each award on its grant date and is expensing the grant date fair value over the 16-24 month vesting period.

The Company’s activity in restricted common stock was as follows for the year ended December 31, 2017:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2017	1,000,000	$2.31
Granted	4,150,000	$1.24
Vested	(1,300,000)	$1.54
Forfeited	–
Non–vested at December 31, 2017	3,850,000	$1.42

For the years ended December 31, 2017 and 2016, in connection with the vesting of restricted common stock awards, the Company has recorded $3,280 and $9,682 in employee and director stock–based compensation expense, which is a component of selling, general and administrative expense in the consolidated statement of operations and comprehensive loss.

As of December 31, 2017, unamortized stock-based compensation costs related to restricted share arrangements was $3,503, and will be recognized over a weighted average period of 1.5 years.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 11. Stock–Based Compensation, continued

Stock options

The following is a summary of the Company’s stock option activity for year ended December 31, 2017:

	Options	Weighted Average exercise price	Weighted average Grant date fair value	Weighted average remaining life	Intrinsic value
Outstanding – January 1, 2017	6,000,000	$0.71	$1.28
Granted	–
Exercised	–
Forfeited/Cancelled	–
Outstanding – December 31, 2017	6,000,000	$0.71	$1.29	4.62	$24,310

Exercisable – December 31, 2017	6,000,000	$0.71	$1.29	4.62	$24,310

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

For the years ended December, 2017 and 2016, the Company has recorded $7,094 and $641, respectively, in stock option related stock-based compensation expense, which is a component of selling, general and administrative expense in the consolidated statement of operations.

As of December 31, 2017, there were no unrecognized compensation costs related to non–vested stock options.

Note 12. Non–Controlling Interest

At December 31, 2017, the Company’s non–controlling interest was as follows:

January 1, 2016	$5
Acquisition of non-controlling interest	292
Non-controlling share of net loss	(319)
January 1, 2017	$(22)
Non–controlling share of net loss	-
December 31, 2017	$(22)

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 13. Income Taxes

Significant components of deferred tax assets were as follows:

	As of December 31,
	2017	2016
U.S. federal tax loss carry–forward	$10,174	$14,632
U.S. State tax loss carry–forward	766	1,505
U.S. federal capital loss carry–forward	-	188
Equity based compensation	3,117	3,965
Fixed assets, intangible assets and goodwill	496	821
Long-term investments	870	462
Total deferred tax assets	15,423	21,573
Less: valuation allowance	(15,423)	(21,573)
Net deferred tax asset	$—	$—

As of December 31, 2017, the Company had the following tax attributes:

	Amount	Begins to expire
U.S. federal net operating loss carry–forwards	$48,446	Fiscal 2023
U.S. State net operating loss carry–forwards	32,326	Fiscal 2031

As it is not more likely than not that the resulting deferred tax benefits will be realized, a full valuation allowance has been recognized for such deferred tax assets. For the year ended December 31, 2017, the valuation allowance decreased by $6,150. Federal and state laws impose substantial restrictions on the utilization of tax attributes in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. Currently, the Company does not expect the utilization of tax attributes in the near term to be materially affected as no significant limitations are expected to be placed on these tax attributes as a result of previous ownership changes. If an ownership change is deemed to have occurred as a result of equity ownership changes or offerings, potential near term utilization of these assets could be reduced. As of December 31, 2017, the Company performed a high level review of its changes in ownership and determined that a change of control event likely occurred under Section 382 of the Internal Revenue Code and the Company’s net operating loss carryforwards are likely to be limited.

The Company has recorded the necessary provisional adjustments in its consolidated financial statements in accordance with its current understanding of the Tax Act and guidance currently available as of this filing and recorded a provisional reduction of $10,743 to its gross deferred tax assets in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional reduction was fully offset by an equal reduction in the Company’s valuation allowance given the Company’s historical net losses, resulting in no net income tax expense being recorded.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 13. Income Taxes, continued

The provision for/ (benefit from) income tax differs from the amount computed by applying the statutory federal income tax rate to income before the provision for/(benefit from) income taxes. The sources and tax effects of the differences are as follows:

	For the Years Ended December 31,
	2017	2016
Expected Federal Tax	(34.0)%	(34.0)%
State Tax (Net of Federal Benefit)	(5.5)	(5.5)
Loss on extinguishment	-	2.8
Accretion of notes payable discount	4.4	-
Inducement expense	15.9	-
Stock-based compensation	10.5
Other permanent differences	0.2	0.9
True up of prior year deferred tax assets	1.3	-
Change in federal and state tax rates	18.4	-
Change in valuation allowance	(11.2)	35.8
Effective rate of income tax	-%	-%

The Company files income tax returns in the U.S. federal jurisdiction, New York State, North Carolina and New Jersey jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non–U.S. income tax examinations by tax authorities for years before 2013.

The Company is currently delinquent in the filing of its U.S. federal and state income tax returns for the year ended December 31, 2016. The Company anticipates filing these returns on or before June 30, 2018.

Note 14. Commitments and Contingencies

Operating leases

On August 9, 2016, the Company entered into a sublease agreement for an office lease in Durham, North Carolina. The lease commenced on September 1, 2016 and expires on January 31, 2020. Monthly rent was $6 for the first 12–month period and $7 each month thereafter until expiration of the lease. A security deposit of $13 was required upon execution of the sublease. Prior to the sublease, the Company paid $4 per month of office rent.

Lease rental expense totaled $110 and $81 during the years ended December 31, 2017 and 2016, respectively.

Total future minimum payments required under the sublease agreement are as follows.

Years ended December 31,	Amount
2018	$85
2019	85
2020	7
$177

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 14. Commitments and Contingencies, continued

Commitments

Employment Agreements

Robert B. Ladd

On July 7, 2016, the Company entered into an employment agreement with Robert B. Ladd, to act as its President and Chief Operating Officer, at an annual salary of $240. Mr. Ladd is eligible for a cash and/or equity bonus as determined by the Nomination and Compensation Committee. Further, Mr. Ladd received 2,000,000 shares of the Company’s common stock, 1/3 of which shall vest within 12 months from the execution of the agreement, another 1/3 within 18 months, and the remaining 1/3 within 24 months from the execution of the agreement. Lastly, the agreement also provides for certain rights granted to Mr. Ladd in the event of his death, permanent incapacity, voluntary termination or discharge for cause.

On August 16, 2017, Mr. Ladd was appointed Chief Executive Officer.

John McAfee

On November 18, 2016, the Company entered into an employment agreement with John McAfee pursuant to which Mr. McAfee joined the Company as Executive Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. McAfee has a base annual salary of $1.00 per day; payable at such times as the Company customarily pays its other senior level employees. In addition, Mr. McAfee was granted an option to purchase an aggregate of six million (6,000,000) shares of the Company’s common stock, which shall be exercisable for a period of five (5) years as follows:

●	options to purchase 1,000,000 shares of the Company’s common stock at a purchase price of $0.25 per share;

●	options to purchase 2,000,000 shares of the Company’s common stock at a purchase price of $0.50 per share; and

●	options to purchase 3,000,000 shares of the Company’s common stock at a purchase price of $1.00 per share.

Mr. McAfee was also eligible to earn a cash and/or equity bonus as the Compensation Committee determined, from time to time, based on meeting performance objectives and bonus criteria to be mutually identified by Mr. McAfee and the Nomination and Compensation Committee.

On August 16, 2017, Mr. McAfee resigned as the Executive Chairman of the Board and as the Chief Executive Officer of the Company, effective on August 15, 2017. On August 16, 2017, Mr. McAfee accepted the appointment as the Chief Cybersecurity Visionary of the Company overseeing the design of the Company’s cybersecurity platforms, effective immediately. In connection with Mr. McAfee’s new appointment as Chief Cybersecurity Visionary, Mr. McAfee entered into a new employment, effective August 14, 2017. Mr. McAfee’s new agreement is for a term of 24 months at a rate of $7.25 or the minimum wage of the state of North Carolina, whichever is higher. Upon execution, the Company notified Mr. McAfee’s previously granted stock options to (a) extend their term to August 4, 2022 and (b) cause them to be immediately exercisable.

On January 26, 2018, Mr. McAfee resigned from his role as Chief Cybersecurity Visionary. As part of Mr. McAfee’s resignation, the Company paid him a lump sum of $136 and allowed his stock options to remain outstanding and exercisable.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 14. Commitments and Contingencies, continued

Commitments, continued

Employment Agreements, continued

Robert S. Lowrey

On March 8, 2018, the Company entered into an employment with Mr. Lowrey, effective March 1, 2018. Mr. Lowrey’s employment agreement provides that he has been appointed for an initial term of two years. Mr. Lowrey is entitled to receive an annualized base salary of $240. Mr. Lowrey will also receive a one-time signing bonus of $10. Mr. Lowrey is also eligible for a cash and/or equity bonus as the Compensation Committee may determine, from time to time, based on meeting performance objectives and bonus criteria to be mutually identified by Mr. Lowrey and the Compensation Committee. In connection with the execution of his employment agreement, the Company issued to Mr. Lowrey 750,000 shares of the Company’s restricted common stock, pursuant to the Company’s 2016 Stock Option Plan vesting over a two year period.

Operating Commitments

The Company entered a 12–month agreement with Hash The Planet (“HTP”) to host, power, connect, monitor and service the machines for $136. The hosting data center is located in Cashmere, WA. MGT launched its bitcoin mining operations and earned its first bitcoin on September 3, 2016.

On July 31, 2017, the Company’s agreement with HTP expired and the Company entered into a new agreement with Zoom Hash for the same services expiring July 31, 2018. The cost of those services is $44 per month.

Management Agreements

On October 12, 2017, MGT entered into two management agreements (each, a “Management Agreement”, collectively “Management Agreements”) with two accredited investors, Deep South Mining LLC and BDLM, LLC. On November 21, 2017, the Company entered into a third management agreement with another accredited investor, Buckhead Crypto, LLC (all three accredited investors together are “Users”). Each of the Users agreed on substantially similar terms to purchase an aggregate of 2,376 Bitmain Antminer S9 mining computers (the “Bitcoin Hardware”) for a total of $3,650 to mine bitcoins with the Company acting as the exclusive manager for each of the Users. In addition, the Users have agreed to pay to the Company, in advance, the first three months of expected electricity costs of the bitcoin mining operations in the sum of $691, which is included in Other Payables on the Company’s consolidated balance sheets as of December 31, 2017. Initial electricity cost for the first three months following delivery of the Bitcoin Hardware shall be reimbursed to User within the first three months of operation. Each Management Agreement is in effect for 24 months from the date that the Bitcoin Hardware begins mining operations, and may be terminated by mutual written agreement.

Pursuant to the Management Agreements, the Company shall provide for installation, hosting, maintenance and repair and provide ancillary services necessary to operate the Bitcoin Hardware. In accordance with each of the Management Agreements, each of the Users will gain a portion of the bitcoin mined called the User Distribution Portion. The User Distribution Portion is 50% of the amount of bitcoin mined net of the operating fee (10% of the total bitcoin mined) and the electricity cost.

Furthermore, upon execution of the Management Agreements, as an incentive to the Users the Company issued to the Users an aggregate of 436,100 shares of the Company’s common stock and a Series F Warrant to purchase 436,100 shares of the Company’s common stock at an initial exercise price of $2.00 per share exercisable for a period of three years to the Users. The Company issued the shares of common stock and issued all three Series F Warrants for the benefits of the three Users on the respective dates of the execution of the Management Agreements. The Company recorded the fair value of the shares and warrants issued to the Users of $1,572 within general and administrative expenses on the Company’s consolidated statement of operations.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 14. Commitments and Contingencies, continued

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

On July 5, 2017, the Court dismissed with prejudice all claims and counterclaims filed in the Action, based upon a stipulation of voluntary dismissal entered into by the parties of the Action pursuant to the Settlement Agreement dated June 30, 2017. The Court will retain jurisdiction over the Parties for purposes of enforcing this Settlement Agreement.

In September 2016, various shareholders in the Company filed putative class action lawsuits against the Company, its president and certain of its individual officers and directors. The cases were filed in the Court and alleged violations of federal securities laws and seek damages. On April 11, 2017 those cases were consolidated into a single action (the “Securities Action”) and two individual shareholders were appointed lead plaintiffs by the Court. On June 30, 2017, the lead plaintiffs filed an amended complaint.

On August 29, 2017, the defendants moved to dismiss the amended complaint, which the plaintiffs opposed on October 13, 2017. On November 3, 2017, the defendants filed a reply brief in further support of their motion to dismiss the amended complaint. The Court heard oral argument on the motion to dismiss on February 7, 2018. On February 27, 2018, the Court issued a Memorandum and Order dismissing the case in its entirety, with prejudice. The time for plaintiffs to file a notice of appeal expired on March 30, 2018.

On January 24, 2017, the Company was served with a copy of a summons and complaint filed by plaintiff Atul Ojha in New York state court against certain officers and directors of the Company and the Company as a nominal defendant. The lawsuit is styled as a derivative action (the “Derivative Action”) and was originally filed (but not served on any defendant) on October 15, 2016. The Derivative Action substantively alleges that the defendants, collectively or individually, inadequately managed the business and assets of the Company resulting in the deterioration of the Company’s financial condition. The Derivative Action asserts claims including but not limited to breach of fiduciary duties, unjust enrichment and waste of corporate assets. On February 27, 2017, the parties to the Derivative Action executed a stipulated stay of proceedings pending full or partial resolution of the Securities Action. Shortly after issuance of the February 28, 2018 ruling dismissing the Securities Action, the parties to the Derivative Action agreed to extend the stay indefinitely, with the plaintiff having the option to vacate the stay on thirty days’ notice. Should the plaintiff seek to vacate the stay, the Company will address the Derivative Action.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 14. Commitments and Contingencies, continued

Legal, continued

On March 3, 2017 and April 4, 2017 respectively, two additional actions were filed against the Company by a former shareholder Barry Honig (“Honig”). The first action was filed in federal court in North Carolina (the “North Carolina Action”) against the Company and its president and alleges claims for libel, slander, conspiracy, interference with prospective economic advantage, and unfair trade practices. The North Carolina Action substantively alleges that the defendants defamed Honig by causing or allowing certain statements to be published about Honig in news blogs and articles authored by a journalist, who is also a defendant in the case. On June 5, 2017, the Company filed a motion to dismiss the lawsuit, and on July 17, 2017 the plaintiff filed on opposition brief to the motion to dismiss. The Company filed its reply on August 18, 2017. On August 24, 2017, the court in North Carolina action issued an order granting in part and denying in part the motion to dismiss. On January 3, 2018, the parties signed a settlement stipulation in which the North Carolina Action was withdrawn with prejudice. The court in the North Carolina Action thereafter dismissed the case on January 18, 2018.

The second action was brought by Honig and others in the Court (the “Breach of Contract Action”) against the Company and certain of its officers and directors. The Breach of Contract Action alleges claims for breach of contract, tortious interference with contractual relations, and unjust enrichment related to the Company’s unsuccessful attempt to acquire D–Vasive and Demonsaw in 2016 and the alleged resulting harm to certain D–Vasive, Inc. (“D-Vasive”) and Demonsaw LLC (“Demonsaw”) noteholders. The defendants filed a motion to dismiss on June 5, 2017, but after the plaintiffs filed an amended complaint on June 26, 2017, the defendants filed a motion to dismiss that complaint on July 24, 2017. On September 2, 2017, the plaintiffs and defendants completed their briefing on the defendants’ motion to dismiss the amended complaint. On March 19, 2018, the Court issued a Memorandum Opinion & Order dismissing the breach of contract and tortious interference claims, but permitting the unjust enrichment claim to proceed to discovery. The defendants are considering filing a motion asking the Court to reconsider its decision to permit the unjust enrichment claim to proceed. Should such potential reconsideration motion be denied, the Company and its officers and directors believe that they have meritorious defenses against the remaining claim and intend to defend that claim vigorously.

The Company believes that there is little merit to each of the above actions and has no indication or reason to believe that it is or will be liable for any alleged wrongdoing. The Company is consulting with its counsel to determine the appropriate legal strategy but intends to defend against the remaining actions vigorously. The Company cannot presently rule out that adverse developments in one or more of the above actions could have a materially adverse effect on the Company, and has notified its Director’s and Officer’s Liability Insurance carrier.

On September 15, 2016, the Company received a subpoena from the SEC and in December 2017 the Company’s President and Chief Executive Officer received a subpoena from the SEC. The Company has cooperated fully with the SEC and its staff in a timely manner. The Company intends to fully comply with any additional requests the Company may receive from the SEC in the future.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 15. Related Party Transactions

Janice Dyson, wife of John McAfee, the Company’s former Chief Cybersecurity Visionary, is the sole director of Future Tense Secure Systems, Inc. (“FTS”) and owns 33% of the outstanding common shares of FTS. On March 3, 2017, the Company purchased from FTS its 46% ownership interest Demonsaw for 2,000,000 shares of MGT common stock. The Company recorded the purchase using the fair value of the common shares provided of $2,500 and immediately impaired the equity method investment during the three months ended March 31, 2017.

On May 9, 2016, the Company entered a consulting agreement with FTS, pursuant to which FTS would provide advice, consultation, information and services to the Company including assistance with executive management, business and product development and potential acquisitions or related transactions. During the years ended December 31, 2017 and 2016, the Company recorded consulting fees of $360 and $902, respectively, to FTS for such services. As of December 31, 2017, the Company owed $100 to FTS.

Demonsaw Transaction

On May 9, 2016, MGT entered into an asset purchase agreement to acquire certain assets owned by D–Vasive, Inc., a company in the business of developing and marketing certain privacy and anti–spy applications (the “D-Vasive APA”). Pursuant to the terms of the agreement, the Company would purchase assets including applications for use on mobile devices, intellectual property, customer lists, databases, project files and licenses. The proposed purchase price for D–Vasive was $300 in cash and 23.8 million shares of MGT common stock.

On May 26, 2016, the Company agreed to acquire certain technology and assets of Demonsaw, a company in the business of developing and marketing secure and anonymous information sharing applications. Pursuant to the terms of this agreement, the Company would purchase assets including the source code for the Demonsaw solution, intellectual property, customer lists, databases, project files and licenses. The proposed purchase price for Demonsaw was 20.0 million shares of MGT common stock.

On July 7, 2016, and prior to the closing of either of the above transactions, the Company and Demonsaw terminated their agreement. Simultaneously, D–Vasive entered an agreement with the holders of Demonsaw’s outstanding membership interests, whereby D–Vasive would purchase all such membership interests. Accordingly, the proposed purchase price for D–Vasive (inclusive of the Demonsaw assets) was increased to 43.8 million shares of MGT common stock.

Both D-Vasive and Demonsaw were partly owned by FTS, an entity controlled by the wife of cybersecurity pioneer John McAfee, and as part of the acquisition, Mr. McAfee would become Chairman and Chief Executive Officer of MGT.

On August 8, 2016, the Company filed a Definitive Proxy Statement to solicit, among other things, shareholder approval of the D–Vasive acquisition, at the Annual Meeting of Stockholders. On September 8, 2016, shareholder approval was obtained. However, on September 19, 2016, the New York Stock Exchange (the “Exchange”) informed the Company that it would not approve for listing on the Exchange the 43.8 million shares required to be issued to complete the closing of the D–Vasive acquisition. Not obtaining this critical closing condition resulted in the termination of the acquisition.

In March 2017, MGT purchased 46% of the outstanding membership interests of Demonsaw from FTS for 2.0 million shares of MGT common stock. The Company recorded the purchase using the fair value of the common shares provided and immediately impaired the equity method investment during the three months ended March 31, 2017.

On April 3, 2017 the Company terminated the D–Vasive APA dated May 9, 2016, as amended on July 7, 2016, entered into by and among MGT, D–Vasive, the shareholders of D–Vasive and MGT Cybersecurity. The termination of the D–Vasive APA was premised on Section 3.4(b) of the D–Vasive APA which states that the D–Vasive APA may be terminated by either party thereto if the closing contemplated thereunder did not occur on or before a specified date and the same is not otherwise extended by the parties, in writing or otherwise. Pursuant to the D–Vasive APA, as amended, MGT would have acquired certain technology and assets of D–Vasive if the closing had occurred on the terms of the D–Vasive APA, as amended.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 17. Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. During the years ended December 31, 2017 and 2016, the Company made contributions to the 401(k) Plan of $10 and $10, respectively.

Note 18. Subsequent Events

The Company has evaluated the impacts of subsequent events through April 2, 2018, and has determined that no such events occurred that were required to be reflected in the consolidated financial statements, except as described within the above notes and described below.

Management agreement termination

On February 28, 2018, the Company and Buckhead Crypto terminated their Management Agreement. The Company agreed to purchase the Bitcoin mining machines and the prepaid electricity from Buckhead Crypto for an aggregate amount of $767.

Management Agreement

On February 13, 2018, the Company entered into a new Management Agreement with a third party with substantially the same terms as the other Management Agreements. The third party agreed to purchase 200 Bitmain Antminer S9 mining computers for a total of $428 to mine bitcoins with the Company acting as the exclusive manager. This Management Agreement is in effect for 24 months from the date that the Bitcoin Hardware begins mining operations, and may be terminated by mutual written agreement.

Warrant Exercise

On January 17, 2018, the Company received $225 from the exercise of warrants to purchase 375,000 shares of common stock .

Subsequent to December 31, 2017 through April 2, 2018, the Company issued an aggregate of 1,849,250 shares of common stock in exchange for the cashless exercise of warrants to purchase 3,286,750 shares of common stock.

Restricted Stock

Subsequent to December 31, 2017 through April 2, 2018, the Company issued 100,000 shares of its common stock in connection with the vesting of restricted stock.

Shares Issued to Consultants

Subsequent to December 31, 2017 through April 2, 2018, the Company issued 454,000 shares of its common stock to consultants in exchange for services.

Sale of Shares

On March 15, 2018, the Company issued 200,000 shares of its common stock to an investor for $80 in gross proceeds.

