Form 10-Q
period 2018-03-31
MGT CAPITAL INVESTMENTS INC
filed 2018-05-10
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes [  ] No [X]

As of May 8, 2018, there were 70,250,626 shares of the registrant’s Common stock, $0.001 par value per share, issued and outstanding.

MGT CAPITAL INVESTMENTS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$461	$9,519
Prepaid expenses and other current assets	1,778	894
Digital currencies	22	48
Total current assets	2,261	10,461

Non-current assets
Property and equipment, net	9,148	3,116
Total assets	$11,409	$13,577

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$347	$287
Accrued expenses	577	707
Other payables	615	710
Total current liabilities	1,539	1,704

Commitments and Contingencies
Redeemable convertible preferred stock - temporary equity
Preferred stock, Series A Convertible Preferred, $0.001 par value, 83,840 shares authorized at March 31, 2018 and December 31, 2017. No shares issued or outstanding at March 31, 2018 and December 31, 2017.	-	-

Stockholders’ Equity
Undesignated preferred stock, $0.001 par value, 8,500,000 shares authorized at March 31, 2018 and December 31, 2017. No shares issued or outstanding at March 31, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value; 125,000,000 shares authorized; 66,127,626 and 58,963,009 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively.	66	59
Additional paid-in capital	395,789	390,736
Accumulated deficit	(385,963)	(378,900)
Total equity attributable to MGT stockholders	9,892	11,895
Non-controlling interest	(22)	(22)
Total equity	9,870	11,873

Total liabilities, stockholders’ equity, redeemable convertible preferred stock and non-controlling interest	$11,409	$13,577

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per-share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

Revenue	$956	$312

Operating expenses
Cost of revenue	881	201
General and administrative	4,209	2,835
Sales and marketing	55	118
Research and development	47	103
Total operating expenses	5,192	3,257

Operating loss	(4,236)	(2,945)

Other non-operating expense
Interest expense	-	(75)
Warrant modification expense	(139)	-
Loss on sale of cyber security assets	(127)	-
Loss on sale of property and equipment	(47)	-
Impairment/loss on sale of investments	-	(2,871)
Total other non-operating expenses	(313)	(2,946)

Net loss	(4,549)	(5,891)

Deemed dividend	(2,514)	-

Net loss attributable to common stockholders	$(7,063)	$(5,891)

Other comprehensive loss
Reclassification adjustment for comprehensive loss included in net loss	-	66
Comprehensive loss	$(7,063)	$(5,825)

Per-share data
Basic and diluted loss per share	$(0.12)	$(0.20)

Weighted average number of common shares outstanding	59,482,132	29,699,244

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(in thousands, except share and per-share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Equity Attributable to MGT	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Stockholders	interest	Equity
Balance at January 1, 2018	58,963,009	$59	$390,736	$(378,900)	$11,895	$(22)	$11,873

Stock-based compensation	850,000	1	1,086	-	1,087	-	1,087
Stock issued for services	448,551	1	838	-	839	-	839
Stock issued for prior year notes payable conversion	3,381,816	3	(3)	-	-	-	-
Stock sold in connection with private placements	200,000	-	80	-	80	-	80
Exercise of warrants	2,224,250	2	279	-	281	-	281
Stock issued in disposition of cyber security assets	60,000	-	120	-	120	-	120
Warrant modification expense	-	-	139	-	139	-	139
Deemed dividend	-	-	2,514	(2,514)	-	-	-
Net loss	-	-	-	(4,549)	(4,549)	-	(4,549)

Balance at March 31, 2018 (unaudited)	66,127,626	$66	$395,789	$(385,963)	$9,892	$(22)	$9,870

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per-share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(4,549)	$(5,891)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	481	99
Amortization of intangible assets	-	42
Stock-based compensation expense	2,227	1,299
Warrant modification expense	139	-
Loss on sale of property and equipment	47	-
Loss on sale of cybersecurity assets	127	-
Impairment/loss on sale of investments	-	2,871
Accretion of debt discount	-	37
Change in operating assets and liabilities
Prepaid expenses and other current assets	(886)	33
Digital currencies	26	(9)
Accounts payable	20	263
Accrued expenses	(551)	72
Other payables	-	5
Net cash used in operating activities	(2,919)	(1,180)

Cash Flows From Investing Activities
Purchase of property and equipment	(6,987)	-
Proceeds from sale of cyber security unit	60	-
Proceeds from sale of property and equipment	427	-
Proceeds from sale of investments	-	26
Net cash (used in) provided by investing activities	(6,500)	26

Cash Flows From Financing Activities
Proceeds from private placements of common stock	80	650
Proceeds from issuance of convertible notes payable and warrants, net	-	493
Proceeds from exercise of warrants	281	-
Net cash provided by financing activities	361	1,143

Net change in cash and cash equivalents	(9,058)	(11)

Cash and cash equivalents, beginning of period	9,519	345

Cash and cash equivalents, end of period	$461	$334

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per-share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Supplemental disclosure of cash flow information
Cash paid for interest	$-	$7

Cash paid for income tax	$-	$-

Non-cash investing and financing activities
Conversion of convertible debt and accrued interest	$-	$1,800
Issuance of L2 commitment note	$-	$160
Deemed dividend on trigger of down round provision	$2,514	$-
Reclassification adjustment upon sale of available for sale investment in net loss	$-	$66
Stock issued for services not yet rendered	$26	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 1. Organization and Basis of Presentation

Organization

MGT Capital Investments, Inc. (“MGT Capital”) is a Delaware corporation, incorporated in 2000. MGT Capital was originally incorporated in Utah in 1977. “MGT” or the “Company” is comprised of the parent company, wholly–owned subsidiaries MGT Cybersecurity, Inc., Medicsight, Inc., MGT Sports, Inc., MGT Studios, Inc. (“MGT Studios”), MGT Interactive, LLC, MGT Gaming, Inc., MGT Mining One, Inc. and MGT Mining Two, Inc. MGT Studios also owns a controlling minority interest in the subsidiary M2P Americas, Inc. MGT’s corporate office is located in Durham, North Carolina.

On March 23, 2018, the Company’s stockholders approved an increase in the Company’s authorized common stock from 75,000,000 shares to 125,000,000 shares. On March 23, 2018, the Company filed an amendment to its Certificate of Incorporation with the state of Delaware to reflect this change.

On March 23, 2018, the Company’s stockholders approved a 1-for-2 reverse split of the Company’s common stock, to be effected only if needed for the Company’s application to uplist its common stock to a national exchange. As of May 9, 2018, the Company had not amended its Certificate of Incorporation to reflect this reverse split and such adjustments are not reflected within these unaudited condensed consolidated financial statements.

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

As of March 31, 2018, MGT owned and operated approximately 500 miners located in a leased facility in Quincy, Washington and 4,200 miners located in a leased facility in Sweden. In addition, the Company operates about 2,100 miners in the Sweden location pursuant to management agreements. All miners owned or managed by MGT are S9 Antminers sold by Bitmain Technologies LTD. At full deployment expected in May 2018, our total Bitcoin mining capacity, as measured by computational hashing rate, will be approximately 90 petahash per second (“PH/s”). In addition to the S9 Antminers, the Company owns 50 custom designed GPU-based Ethereum mining rigs. During the three months ended March 31, 2018, the Company mined 91.5 Bitcoin for total revenue of $956.

Legacy business – cybersecurity

On January 26, 2018, the Company announced the end of its business relationship with cybersecurity pioneer John McAfee. Since August 2017, Mr. McAfee had served as Chief Cybersecurity Visionary of the Company, guiding the development of the Company’s cybersecurity business, including Sentinel, an enterprise class network intrusion detector, released in October 2017. The Company also owned the intellectual property associated with developing and marketing a mobile privacy phone with extensive privacy and anti-hacking features.

On March 19, 2018, the Company announced it had ended its cybersecurity operations by selling the Sentinel product line to a new entity formed by the unit’s management team and stopping development of the privacy phone. The Sentinel assets were sold for consideration of $60 in cash and a $1,000 promissory note, convertible into a 20% equity interest of the buyer.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 1. Organization and Basis of Presentation, continued

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2017, as filed with the SEC on April 2, 2018. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2018.

Note 2. Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2018, the Company had incurred significant operating losses since inception and continues to generate losses from operations and as of March 31, 2018, has an accumulated deficit of $385,963. At March 31, 2018, MGT’s cash and cash equivalents were $461. At May 8, 2018, MGT’s cash and cash equivalents were $522.

Management’s plans include putting into service its additional cryptocurrency mining machines, which were installed during early 2018, but for which the facility needs additional outfitting in order to be fully operational. The Company expects this facility to be fully operational during the second quarter of 2018. If there is a further delay in becoming fully operational, the Company may need to raise additional funding to provide liquidity to fund its operations. Based on current budget assumptions, the Company believes that it will be able to meet its operating expenses and obligations for one year from the date these unaudited condensed consolidated financial statements are issued. There can be no assurance however that the Company will be able to raise additional financing or other additional capital when needed, or at terms that would be considered acceptable to the Company. Such factors raise substantial doubt about the Company’s ability to sustain operations for at least one year from the issuance of these unaudited condensed consolidated financial statements. Management’s plans, including the operation of its existing crypto-currency mining machines, the raising of additional capital and potentially curtailing its operations alleviate such substantial doubt. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3. Summary of Significant Accounting Policies

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of MGT and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. Non-controlling interest represents the non-controlling equity investment in MGT subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non-controlling interest.

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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 3. Summary of Significant Accounting Policies, continued

Use of estimates and assumptions and critical accounting estimates and assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and also affect the amounts of revenues and expenses reported for each period. Actual results could differ from those which result from using such estimates. Management utilizes various other estimates, including but not limited to determining the estimated lives of long-lived assets, determining the potential impairment of intangibles, the fair value of warrants issued, the fair value of stock options, the fair value of conversion features, the fair value of the deemed dividend, the recognition of revenue, the valuation allowance for deferred tax assets and other legal claims and contingencies. The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary.

Revenue recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectability is probable. The Company’s primary revenue stream is related to the mining of digital currencies. The Company derives its revenue by solving “blocks” to be added to the blockchain and providing transaction verification services within the digital currency networks of cryptocurrencies, such as Bitcoin and Ethereum, commonly termed “cryptocurrency mining.” In consideration for these services, the Company receives digital currency (“Coins”). The Coins are recorded as revenue, using the average spot price of Bitcoin on the date of receipt. The Coins are recorded on the balance sheet at their fair value and re–measured at each reporting date. Costs of revenues includes equipment depreciation, rent, and electricity costs. Revaluation gains or losses, as well gains or losses on sale of Coins are also recorded cost of revenue in the unaudited condensed consolidated statements of operations.

Income taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, “Income Taxes”. ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and established for all the entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax basis of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all the deferred tax assets will not be realized. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%. As of the completion of these unaudited condensed consolidated financial statements and related disclosures, we have made a reasonable estimate of the effects of the Tax Act. This estimate incorporates assumptions made based upon the Company’s current interpretation of the Tax Act, and may change as the Company may receive additional clarification and implementation guidance and as the interpretation of the Tax Act evolves. In accordance with the Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin No. 118, the Company will finalize the accounting for the effects of the Tax Act no later than the fourth quarter of 2018. Future adjustments made to the provisional effects will be reported as a component of income tax expense in the reporting period in which any such adjustments are determined. Based on the new tax law that lowers corporate tax rates, the Company revalued its deferred tax assets. Future tax benefits are expected to be lower, with the corresponding one time charge being recorded as a component of income tax expense.

The Company is currently delinquent in the filing of its U.S. federal and state income tax returns for the years ended December 31, 2016 and 2015. The Company anticipates filing these returns on or before June 30, 2018.

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

Accordingly, the computation of diluted loss per share for the three months ended March 31, 2018 excludes 2,000,000 shares issuable to the investors of the December 2017 private placement, 3,250,000 unvested restricted shares, 6,000,000 shares issuable under stock options, and 11,034,642 shares issuable under warrants. The computation of diluted loss per share for the three months ended March 31, 2017 excludes 1,500,000 unvested restricted shares, 6,000,000 shares issuable under options and 5,375,000 shares issuable under warrants, as they are anti–dilutive due to the Company’s net loss.

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

Restricted stock awards are granted at the discretion of the compensation committee of the board of directors of the Company. These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically over a 12 to 24-month period (vesting on a straight–line basis). The fair value of a stock award is equal to the fair market value of a share of the Company’s common stock on the grant date.

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

The Company accounts for share–based payments granted to non–employees in accordance with ASC 505–50, “Equity Based Payments to Non–Employees.” The Company determines the fair value of the stock–based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily determinable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 3. Summary of Significant Accounting Policies, continued

Equity-linked instruments

The Company accounts for equity-linked instruments with certain anti-dilution provisions in accordance with ASC 815 and ASC 260. Under this guidance, the Company excludes instruments with certain down round features when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the Company’s own stock. As a result, financial instruments (or embedded conversion features) with down round features are not required to be classified as derivative liabilities. The Company recoognizes the value of a down round feature only when it is triggered and the exercise or conversion price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, the Company treats the value of the effect of the down round, when triggered, as a deemed dividend and a reduction of income available to common stockholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, the Company recognizes the value of the down round as a beneficial conversion discount to be amortized to earnings.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying unaudited condensed consolidated financial statements, other than those disclosed in the Company’s Annual Report on Form 10-K, filed with the SEC on April 2, 2018.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the review, other than what is described in Note 11 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Note 4. Sale of Cybersecurity assets

On March 16, 2018, the Company sold its Sentinel product line to a new entity formed by the unit’s management team for consideration of $60 and a $1,000 promissory note, convertible into a 20% equity interest of the buyer. Due to the early stage nature of the buyer’s business, the Company believes the collection of the promissory note is doubtful and therefore has determined the fair value to be zero. The Company recorded a loss on sale as follows:

Cash proceeds	$60

Less:
Assets sold	(27)
Separation payments to former management	(40)
Common stock issued to former management, at fair value	(120)

Loss on sale of cybersecurity assets	$(127)

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 5. Property and Equipment

Property and equipment consisted of the following:

	As of
	March 31, 2018	December 31, 2017
Computer hardware and software	$10	$10
Crypto-currency mining machines	10,198	3,685
Property and equipment, gross	10,208	3,695
Less: Accumulated depreciation	(1,060)	(579)
Property and equipment, net	$9,148	$3,116

The Company recorded depreciation expense of $481 and $99 for the three months ended March 31, 2018 and 2017, respectively.

During the three months ended March 31, 2018, the Company sold Bitcoin machines with an aggregate book value of $474 for gross proceeds of $427 and recorded a loss on sale of $47.

Note 6. Common Stock and Warrant Issuances

Sale of common stock

On March 15, 2018, the Company issued 200,000 shares of common stock to an investor for $80 in gross proceeds.

On January 17, 2018, the Company received $281 from the exercise of warrants to purchase 375,000 shares of common stock.

During the three months ended March 31, 2018, the Company issued an aggregate of 1,849,250 shares of common stock in exchange for the cashless exercise of warrants to purchase 3,311,100 shares of common stock.

During the three months ended March 31, 2018, the Company issued 448,551 shares of its common stock to consultants in exchange for services. These services were valued using the value of the shares issued of $839. During the three months ended March, 31, 2017, the Company did not issue any shares to consultants in exchange for services.

On December 7, 2017, a holder of one of the Company’s convertible notes payable converted their note, but requested that the Company not issue the shares due to ownership limitation provisions. During the three months ended March 31, 2018, the ownership limitations were satisfied and the Company issued 3,381,816 shares of its common stock to this former noteholder.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 6. Common Stock and Warrant Issuances, continued

Warrants

The following table summarizes information about shares issuable under warrants outstanding at March 31, 2018:

	Warrant shares outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at January 1, 2018	13,720,742	$1.49
Issued	-
Additional warrants issued for trigger of anti-dilution protection	1,000,000	$0.40
Exercised	(3,686,100)	$1.09
Expired or cancelled	-
Outstanding at March 31, 2018	11,034,642	$0.79	3.04	$6,476

Exercisable at March 31, 2018	11,034,642	$0.79	3.04	$6,476

During the three months ended March 31, 2018, the Company changed the exercise terms of certain of its warrants to allow for and induce a cashless exercise. During the three months ended March 31, 2018, the Company recorded $139 in warrant modification expense due to the modifications.

Deemed Dividend

During the three months ended March 31, 2018, an anti-dilution protection feature in certain of the Company’s warrants was triggered, causing a decrease in the exercise price of those warrants from $4.50 to $0.40. In accordance with ASC 260-10-25, the Company has recorded a deemed dividend equal to the change in fair value of the warrants due to the decrease in exercise price in the amount of $2,514.

Note 7. Stock–Based Compensation

Issuance of restricted common stock – directors, officers and employees

During the three months ended March 31, 2018, the Company granted 750,000 shares of restricted common stock to Mr. Robert Lowrey in connection with his employment agreement to serve as the Company’s Chief Financial Officer. The Company valued the award on its grant date and is expensing the grant date fair value over the 24 month vesting period.

The Company’s activity in restricted common stock was as follows for the three months ended March 31, 2018:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2018	3,850,000	$1.42
Granted	750,000	$1.97
Vested	(1,350,000)	$1.39
Forfeited	–
Non–vested at March 31, 2018	3,250,000	$1.56

For the three months ended March 31, 2018 and 2017, in connection with the vesting of restricted common stock awards, the Company has recorded $1,087 and $338, in employee and director stock–based compensation expense, which is a component of general and administrative expense in the unaudited condensed consolidated statement of operations and comprehensive loss.

As of March 31, 2018, unamortized stock-based compensation costs related to restricted share arrangements was $3,892, and will be recognized over a weighted average period of 1.26 years.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 7. Stock–Based Compensation, continued

Stock options

The following is a summary of the Company’s stock option activity for the three months ended March 31, 2018:

	Options	Weighted average exercise price	Weighted average Grant date fair value	Weighted average remaining life	Intrinsic value
Outstanding – January 1, 2018	6,000,000	$0.71	$1.29
Granted	–
Exercised	–
Forfeited/Cancelled	–
Outstanding – March 31, 2018	6,000,000	$0.71	$1.29	4.38	$3,460

Exercisable – March 31, 2018	6,000,000	$0.71	$1.29	4.38	$3,460

For the three months ended March 31, 2018 and 2017, the Company has recorded $0 and $962, respectively, in stock option related stock-based compensation expense, which is a component of general and administrative expense in the unaudited condensed consolidated statement of operations and comprehensive loss.

As of March 31, 2018, there were no unrecognized compensation costs, as all outstanding stock options are fully vested.

Note 8. Commitments and Contingencies

Operating Commitments

On December 7, 2017 and January 9, 2018, the Company entered into agreements with Beacon Leasing LLC, a Florida limited liability company (“Beacon”) whereby Beacon has agreed to lease their facility in Sweden to the Company for purposes of its mining operations and provide 15 mega watts of uninterrupted power. The agreement is for a term of 24 months for a fee of $810 per month. The Company prepaid the first and last month of service in the amount of $1,620.

Management Agreements

On October 12, 2017, MGT entered into two management agreements with two accredited investors, Deep South Mining LLC and BDLM, LLC. On November 21, 2017, the Company entered into a third management agreement with another accredited investor, Buckhead Crypto, LLC (“Buckhead Crypto”) (all three accredited investors together are “Users”, each agreement a “Management Agreement”, and all three agreements together are “Management Agreements”). Each of the Users agreed on substantially similar terms to purchase an aggregate of 2,376 Bitmain Antminer S9 mining computers (the “Bitcoin Hardware”) for a total of $3,650 to mine Bitcoin with the Company acting as the exclusive manager for each of the Users. In addition, the Users have agreed to pay to the Company, in advance, the first three months of expected electricity costs of the Bitcoin mining operations in the sum of $691, which is included in Other Payables on the Company’s consolidated balance sheet as of December 31, 2017. Initial electricity cost for the first three months following delivery of the Bitcoin Hardware shall be reimbursed to the Users within the first three months of operation. Each Management Agreement is in effect for 24 months from the date that the Bitcoin Hardware begins mining operations, and may be terminated by mutual written agreement.

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

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 8. Commitments and Contingencies, continued

Management Agreements, continued

Furthermore, upon execution of the Management Agreements, as an incentive to the Users, the Company issued to the Users an aggregate of 436,100 shares of the Company’s common stock and a Series F warrant to purchase 436,100 shares of the Company’s common stock at an initial exercise price of $2.00 per share exercisable for a period of three years to the Users. The Company issued the shares of common stock and issued all three Series F warrants for the benefits of the three Users on the respective dates of the execution of the Management Agreements.

On February 28, 2018, the Company and Buckhead Crypto terminated their Management Agreement. The Company agreed to purchase the Bitcoin mining machines for $767 and to refund prepaid electricity paid by Buckhead Crypto of $133.

On February 13, 2018, the Company entered into a new management agreement with a third party with terms similar to the other Management Agreements. The third party agreed to purchase 200 Bitmain Antminer S9 mining computers for a total of $428 to mine Bitcoin with the Company acting as the exclusive manager. This management agreement is in effect for 24 months from the date that the Bitcoin Hardware begins mining operations, and may be terminated by mutual written agreement.

Legal

In September 2016, various shareholders in the Company filed putative class action lawsuits against the Company, its president and certain of its individual officers and directors. The cases were filed in the United States District Court for the Southern District of New York (the “Court”) and alleged violations of federal securities laws and seek damages. On April 11, 2017 those cases were consolidated into a single action (the “Securities Action”) and two individual shareholders were appointed lead plaintiffs by the Court. On June 30, 2017, the lead plaintiffs filed an amended complaint.

On August 29, 2017, the defendants moved to dismiss the amended complaint, which the plaintiffs opposed on October 13, 2017. On November 3, 2017, the defendants filed a reply brief in further support of their motion to dismiss the amended complaint. The Court heard oral argument on the motion to dismiss on February 7, 2018. On February 28, 2018, the Court entered a judgment dismissing the case in its entirety, with prejudice, and on March 30, 2018, the time expired for plaintiffs to file a notice of appeal of the Court’s judgment.

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

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 8. Commitments and Contingencies, continued

Legal, continued

The second action was brought by Honig and others in the Court (the “Breach of Contract Action”) against the Company and certain of its officers and directors. The Breach of Contract Action alleges claims for breach of contract, tortious interference with contractual relations, and unjust enrichment related to the Company’s unsuccessful attempt to acquire D–Vasive, Inc. (“D-Vasive”) and Demonsaw LLC (“Demonsaw”) in 2016 and the alleged resulting harm to certain D–Vasive, and Demonsaw LLC noteholders. The defendants filed a motion to dismiss on June 5, 2017, but after the plaintiffs filed an amended complaint on June 26, 2017, the defendants filed a motion to dismiss that complaint on July 24, 2017. On March 19, 2018, the Court issued a Memorandum Opinion & Order dismissing the breach of contract and tortious interference claims, but permitting the unjust enrichment claim to proceed. On April 2, 2018, the defendants filed a motion asking the Court to reconsider its decision to permit the unjust enrichment claim to proceed. On April 16, 2018, the plaintiffs filed their opposition to that motion, and on April 23, the defendants filed their reply. Additionally, on April 30, the Court issued a civil case management plan and scheduling order setting deadlines for discovery in the action. Should the reconsideration motion be denied, the Company and its officers and directors believe that they have meritorious defenses against the remaining claim and intend to defend that claim vigorously.

The Company believes that there is little merit to each of the above actions and has no indication or reason to believe that it is or will be liable for any alleged wrongdoing. The Company is consulting with its counsel to determine the appropriate legal strategy but intends to defend against the remaining actions vigorously. The Company cannot presently rule out that adverse developments in one or more of the above actions could have a materially adverse effect on the Company, its financial position or future results of operations, and has notified its director’s and officer’s liability insurance carrier.

Note 9. Related Party Transactions

Janice Dyson, wife of John McAfee, the Company’s former Chief Cybersecurity Visionary, is the sole director of Future Tense Secure Systems, Inc. (“FTS”) and owns 33% of the outstanding common shares of FTS.

On May 9, 2016, the Company entered a consulting agreement with FTS, pursuant to which FTS would provide advice, consultation, information and services to the Company including assistance with executive management, business and product development and potential acquisitions or related transactions. On January 26, 2018, the Company terminated its agreement with FTS. During the three months ended March 31, 2018 and 2017, the Company recorded consulting fees of $137 and $200, respectively, to FTS for such services. As of March 31, 2018, the Company owed $0 to FTS.

Note 10. Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. During the three months ended March 31, 2018 and 2017, the Company made contributions to the 401(k) Plan of $18 and $2, respectively.

Note 11. Subsequent Events

The Company has evaluated the impacts of subsequent events through May 9, 2018, and has determined that no such events occurred that were required to be reflected in the consolidated financial statements, except as described within the above notes and described below.

Shares Issued to Consultants

Subsequent to March 31, 2018 through May 9, 2018, the Company issued 223,000 shares of its common stock to consultants in exchange for services.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 11. Subsequent Events, continued

Shares Issued to Employees and Directors

On April 6, 2018, the Company issued 1,050,000 of its restricted common stock to certain executive employees and directors in connection with the commencement of its Bitcoin operation in Sweden. The shares were valued at $1,302 on date of grant and such value will recognized as non-cash compensation over the twelve-month vesting period.

Employment Agreement

On April 1, 2018, the Company entered into an Amended and Restated Executive Employment Agreement (the “Employment Agreement”) with Mr. Robert Ladd, which was executed on April 6, 2018. The Employment Agreement provides that Mr. Ladd has been reappointed for an initial term of two years. Mr. Ladd is entitled to receive an annualized base salary of $360,000 and is also eligible for a cash and/or equity bonus as the Compensation Committee may determine, from time to time, based on meeting performance objectives and bonus criteria to be mutually identified by Mr. Ladd and the Compensation Committee. In connection with the execution of the Employment Agreement, the Company issued to Mr. Ladd 600,000 shares of the Company’s restricted common stock, pursuant to the Company’s 2016 Stock Option Plan, vesting over a two-year period.

Warrant Exercise

On April 16, 2018, the Company issued 1,000,000 shares of its common stock in exchange for the cashless exercise of warrants.

On April 30, 2018, the Company received $313 in proceeds from the exercise of a warrant to purchase 625,000 shares of the Company’s common stock.

On May 2, 2018, the Company received $313 in proceeds from the exercise of a warrant to purchase 625,000 shares of the Company’s common stock.

Item 2. Management’s discussion and analysis of financial condition and results of operations

This Quarterly Report on Form 10–Q contains forward–looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The statements contained herein that are not purely historical are forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward–looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe” and similar expressions or variations intended to identify forward–looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward–looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward–looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10–K filed with the Securities and Exchange Commission (“SEC”) on April 2, 2018, in addition to other public reports we filed with the SEC. The forward–looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward–looking statements to reflect events or circumstances after the date of such statements.

Executive summary

MGT Capital Investments, Inc. (“MGT”, “the Company”, “we”, or “us”) is a Delaware corporation, incorporated in 2000. The Company was originally incorporated in Utah in 1977. MGT is comprised of the parent company, wholly–owned subsidiaries MGT Cybersecurity, Inc. Medicsight, Inc., MGT Sports, Inc., MGT Studios, Inc. (“MGT Studios”), MGT Interactive, LLC, MGT Gaming, Inc., and MGT Mining One, Inc. and MGT Mining Two, Inc. MGT Studios also owns a controlling minority interest in the subsidiary M2P Americas, Inc. Our corporate office is located in Durham, North Carolina.

All figures set forth in this Quarterly Report on this Form 10-Q are in thousands, except share and per-share amounts.

In September 2016, we commenced our Bitcoin mining operations in the Wenatchee Valley area of central Washington. Throughout 2017 we expanded our mining capacity with the purchase of additional miners and by entering into hosting and power agreements with Washington facilities owners. We also entered into management agreements with third party investors whereby the investors purchased the mining hardware, and the Company will receive both a fee to manage the mining operations plus one-half of the net operating profit. During the three months ended March 31, 2018, we mined 91.5 Bitcoin for total revenue of $956.

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

At May 9, 2018, we owned and operated approximately 500 miners located in a leased facility in Quincy, WA and 4,200 miners located in a leased facility in Sweden. In addition, we operate about 2,100 miners in the Sweden location pursuant to management agreements. All miners owned or managed by us are S9 Antminers sold by Bitmain Technologies LTD. At full deployment expected in May 2018, our total Bitcoin mining capacity, as measured by computational hashing rate, will be approximately 90 peta-hash per second (“PH/s”). In addition to the S9 Antminers, the Company owns 50 custom designed GPU-based Ethereum mining rigs.

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

Revenue recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectability is probable. The Company’s primary revenue stream is related to the mining of digital currencies. The Company derives its revenue by solving “blocks” to be added to the blockchain and providing transaction verification services within the digital currency networks of cryptocurrencies, such as Bitcoin and Ethereum, commonly termed “cryptocurrency mining.” In consideration for these services, the Company receives digital currency (“Coins”). The Coins are recorded as revenue, using the average spot price of Bitcoin on the date of receipt. The Coins are recorded on the balance sheet at their fair value and re–measured at each reporting date. Costs of revenues includes equipment depreciation, rent, and electricity costs. Revaluation gains or losses, as well gains or losses on sale of Coins are also recorded as a part of cost of revenue in the unaudited condensed consolidated statements of operations.

Stock–based compensation

The Company recognizes compensation expense for all equity–based payments in accordance with Accounting Standards Codification (“ASC”) 718 “Compensation – Stock Compensation”. Under fair value recognition provisions, the Company recognizes equity–based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

Restricted stock awards are granted at the discretion of the compensation committee of the board of directors of the Company. These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically over a 12 to 24 month period (vesting on a straight–line basis). The fair value of a stock award is equal to the fair market value of a share of the Company’s Common Stock on the grant date.

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

Results of operations

Three Months Ended March 31, 2018 and 2017

Revenues

Our revenues for the three months ended March 31, 2018 increased by $644, or 206%, to $956 as compared to $312 for the three months ended March 31, 2017. Our revenue is derived from cryptocurrency mining, which commenced in September 2016. The significant increase in revenues is a result of our increased mining capacity through the acquisition of additional machines during the year ended December 31, 2017 and during the first quarter of 2018.

Operating Expenses

Operating expenses for the three months ended March 31, 2018 increased by $1,935, or 59%, to $5,192 as compared to $3,257 for the three months ended March 31, 2017. The increase in operating expenses was primarily due to a $680 increase in cost of revenues from the increase in cryptocurrency mining operations, of which $286 is depreciation expense, a $928 increase in stock-based compensation and an increase of $530 in payroll and related expenses.

Other Income and Expense

For the three months ended March 31, 2018, non–operating expenses primarily consisted of warrant modification expense of $139, loss on the sale of cybersecurity assets of $127 and a loss on sale of property and equipment of $47. During the comparable period ended March 31, 2017, non–operating expenses mainly consisted of an impairment charge/loss on sale of investments of $2,871.

Liquidity and Capital Resources

Sources of Liquidity

We have historically financed our business through the sale of debt and equity interests. As of March 31, 2018, we have incurred significant operating losses since inception and continue to generate losses from operations and as of March 31, 2018 have an accumulated deficit of $385,963. At March 31, 2018, our cash and cash equivalents were $461 and our working capital was $722. As of March 31, 2018, we had no debt outstanding. As of May 8, 2018, our cash and cash equivalents were $522.

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

The price of Bitcoin is volatile, and fluctuations are expected. Declines in the price of Bitcoin would have negative impact in our operating results, liquidity and would harm the price of our common stock. Movements may be influenced by various factors, including, but not limited to, government regulation, security breaches experienced by service providers, as well as political and economic uncertainties around the world. Since we record revenue based on the price of earned Bitcoin and we may retain such Bitcoin as an asset or as payment for future expenses, the relative value of such revenues may fluctuate, as will the value of any Bitcoin we retain. The high and low exchange rate per Bitcoin for the three months ending March 31, 2018, as reported by Blockchain.info, were approximately $7 and $17 respectively.

	Three Months ended March 31,
	2018	2017
Cash (used in) / provided by
Operating activities	$(2,919)	$(1,180)
Investing activities	(6,500)	26
Financing activities	361	1,143
Net increase (decrease) in cash and cash equivalents	$(9,058)	$(11)

Cash Flows

Operating activities

Net cash used in operating activities was $2,919 for the three months ended March 31, 2018 as compared to $1,180 for the three months ended March 31, 2017. Cash used in operating activities for the three months ended March 31, 2018 primarily consisted of a net loss of $4,549 partially offset by non-cash stock-based compensation of $2,227, and depreciation expense of $481, less a decrease in working capital of $1,391. Cash used in operating activities for the three months ended March 31, 2017 primarily consisted of a net loss of $5,891, partially offset by stock-based compensation of $1,299 and impairment/loss on sale of long-term investments of $2,871, plus an increase in working capital of $364.

Investing activities

Net cash used in investing activities was $6,500 for the three months ended March 31, 2018 as compared to net cash provided by investing activities of $26 for the three months ended March 31, 2017. Net cash used in investing activities for the three months ended March 31, 2018 was primarily due to our purchases of property and equipment of $6,987 partially offset by proceeds from the sale of property and equipment of $427 and proceeds from the sale of our cybersecurity assets of $60. During the three months ended March 31, 2017, the Company realized $26 in net proceeds from sales of various investments in the open market.

Financing activities

During three months ended March 31, 2018, cash provided by financing activities totaled $361, comprised of $80 from private placements of our Common Stock and $281 from the exercise of stock purchase warrants. During three months ended March 31, 2017, cash provided by financing activities totaled $1,143, comprised of $493 in net proceeds from convertible debt instruments, and $650 from the proceeds of a private placement of common stock.

Off–balance sheet arrangements

As of March 31, 2018 we had no obligations, assets or liabilities which would be considered off–balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off–balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is not exposed to market risk related to interest rates on foreign currencies.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as March 31, 2018 due to a material weakness in our internal control over financial reporting as described below.

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

Management’s Quarterly Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer), we performed a complete documentation of the Company’s significant processes and key controls, and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2018 due to the material weaknesses described below.

A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5 as a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We determined that our internal control of financial reporting had the following material weakness:

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

Changes in Internal Control over Financial Reporting

On March 1, 2018, we hired Mr. Robert Lowrey as our Chief Financial Officer.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

In September 2016, various shareholders in the Company filed putative class action lawsuits against the Company, its president and certain of its individual officers and directors. The cases were filed in the United States District Court for the Southern District of New York (the “Court”) and alleged violations of federal securities laws and seek damages. On April 11, 2017 those cases were consolidated into a single action (the “Securities Action”) and two individual shareholders were appointed lead plaintiffs by the Court. On June 30, 2017, the lead plaintiffs filed an amended complaint.

On August 29, 2017, the defendants moved to dismiss the amended complaint, which the plaintiffs opposed on October 13, 2017. On November 3, 2017, the defendants filed a reply brief in further support of their motion to dismiss the amended complaint. The Court heard oral argument on the motion to dismiss on February 7, 2018. On February 28, 2018, the Court entered a judgment dismissing the case in its entirety, with prejudice, and on March 30, 2018, the time expired for plaintiffs to file a notice of appeal of the Court’s judgment.

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

The second action was brought by Honig and others in the Court (the “Breach of Contract Action”) against the Company and certain of its officers and directors. The Breach of Contract Action alleges claims for breach of contract, tortious interference with contractual relations, and unjust enrichment related to the Company’s unsuccessful attempt to acquire D–Vasive, Inc. (“D-Vasive”) and Demonsaw LLC (“Demonsaw”) in 2016 and the alleged resulting harm to certain D–Vasive and Demonsaw noteholders. The defendants filed a motion to dismiss on June 5, 2017, but after the plaintiffs filed an amended complaint on June 26, 2017, the defendants filed a motion to dismiss that complaint on July 24, 2017. On March 19, 2018, the Court issued a Memorandum Opinion & Order dismissing the breach of contract and tortious interference claims, but permitting the unjust enrichment claim to proceed. On April 2, 2018, the defendants filed a motion asking the Court to reconsider its decision to permit the unjust enrichment claim to proceed. On April 16, 2018, the plaintiffs filed their opposition to that motion, and on April 23, the defendants filed their reply. Additionally, on April 30, the Court issued a civil case management plan and scheduling order setting deadlines for discovery in the action. Should the reconsideration motion be denied, the Company and its officers and directors believe that they have meritorious defenses against the remaining claim and intend to defend that claim vigorously.

The Company believes that there is little merit to each of the above actions and has no indication or reason to believe that it is or will be liable for any alleged wrongdoing. The Company is consulting with its counsel to determine the appropriate legal strategy but intends to defend against the remaining actions vigorously. The Company cannot presently rule out that adverse developments in one or more of the above actions could have a materially adverse effect on the Company, its financial position or future results of operations, and has notified its director’s and officer’s liability insurance carrier.

Item 1A. Risk factors

There are no additional risk factors other than those discussed in our Annual Report Form 10–K filed on April 2, 2018.

Item 2. Unregistered sales of equity securities and use of proceeds

On March 15, 2018, the Company sold 200,000 shares of its common stock to an investor for proceeds of $80.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer*
31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial and Accounting Officer*
32	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer and Principal Financial and Accounting Officer*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT CAPITAL INVESTMENTS, INC

Date: May 9, 2018	By:	/s/ Robert B. Ladd
Robert B. Ladd
President and Chief Executive Officer
(Principal Executive Officer)

