Form 10-Q
period 2018-06-30
MGT CAPITAL INVESTMENTS INC
filed 2018-08-14
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes [  ] No [X]

As of August 14, 2018, there were 75,639,626 shares of the registrant’s Common stock, $0.001 par value per share, issued and outstanding.

MGT CAPITAL INVESTMENTS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,298	$9,519
Prepaid expenses and other current assets	444	894
Digital currencies	251	48
Total current assets	2,993	10,461

Non-current assets
Property and equipment, net	8,447	3,116
Deferred offering costs	83	-
Other assets	368	-
Total assets	$11,891	$13,577

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$104	$287
Accrued expenses	2,089	707
Other payables	-	710
Notes payable, net of discount	3,817	-
Total current liabilities	6,010	1,704

Commitments and Contingencies

Stockholders’ Equity
Undesignated preferred stock, $0.001 par value, 8,500,000 shares authorized at June 30, 2018 and December 31, 2017. No shares issued or outstanding at June 30, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value; 125,000,000 shares authorized; 71,757,626 and 58,963,009 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively.	71	59
Additional paid-in capital	398,300	390,736
Accumulated deficit	(392,468)	(378,900)
Total equity attributable to MGT stockholders	5,903	11,895
Non-controlling interest	(22)	(22)
Total equity	5,881	11,873

Total liabilities, stockholders’ equity, and non-controlling interest	$11,891	$13,577

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per-share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Revenue	$409	$388	$1,365	$700

Operating expenses
Cost of revenue	1,015	188	1,896	389
General and administrative	3,283	4,172	7,492	7,007
Restructuring charge	2,499	-	2,499	-
Sales and marketing	-	65	55	183
Research and development	-	83	47	186
Total operating expenses	6,797	4,508	11,989	7,765

Operating loss	(6,388)	(4,120)	(10,624)	(7,065)

Other non-operating expenses
Interest expense	(117)	(163)	(117)	(238)
Warrant modification expense	-	-	(139)	-
Loss on sale of cybersecurity assets	-	-	(127)	-
Gain (loss) on sale of property and equipment	-	48	(47)	48
Impairment/loss on sale of investments	-	-	-	(2,871)
Total other non-operating expenses	(117)	(115)	(430)	(3,061)

Net loss	(6,505)	(4,235)	(11,054)	(10,126)

Deemed dividend	-	-	(2,514)	-

Net loss attributable to common stockholders	$(6,505)	$(4,235)	$(13,568)	$(10,126)

Other comprehensive loss
Realized loss on sale of investments	-	-	-	66
Comprehensive loss	$(6,505)	$(4,235)	$(13,568)	$(10,060)

Per-share data
Basic and diluted loss per share	$(0.10)	$(0.12)	$(0.22)	$(0.31)

Weighted average number of common shares outstanding	65,781,192	34,476,701	62,649,062	32,173,684

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(in thousands, except share and per-share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Equity Attributable to MGT	Non-controlling	Total Stockholders
	Shares	Amount	Capital	Deficit	Stockholders	interest	Equity
Balance at January 1, 2018	58,963,009	$59	$390,736	$(378,900)	$11,895	$(22)	$11,873

Stock-based compensation	2,350,000	2	2,334	-	2,336	-	2,336
Forfeiture of restricted stock	(550,000)	(1)	(232)	-	(233)	-	(233)
Stock issued for services	1,178,551	1	1,713	-	1,714	-	1,714
Stock issued for prior year notes payable conversion	3,381,816	3	(3)	-	-	-	-
Sale of stock in connection with private placement	200,000	-	80	-	80	-	80
Issuance of common stock for prior year sale	750,000	1	(1)	-	-	-	-
Exercise of warrants	5,424,250	6	900	-	906	-	906
Stock issued in disposition of cybersecurity assets	60,000	-	120	-	120	-	120
Deemed dividend	-	-	2,514	(2,514)	-	-	-
Warrant modification expense	-	-	139	-	139	-	139
Net Loss	-	-	-	(11,054)	(11,054)	-	(11,054)

Balance at June 30, 2018 (unaudited)	71,757,626	$71	$398,300	$(392,468)	$5,903	$(22)	$5,881

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per-share amounts)

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(11,054)	$(10,126)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,189	196
Amortization of intangible assets	-	83
Stock-based compensation expense	3,908	3,896
Warrant modification expense	139	-
Stock issued for amendment of notes payable	-	118
Loss (gain) on sale of property and equipment	47	(48)
Loss on sale of cybersecurity assets	127	-
Impairment/loss on sale of investments	-	2,871
Accretion of debt discount	117	48
Change in operating assets and liabilities
Prepaid expenses and other current assets	438	67
Digital currencies	(203)	(7)
Other assets	(368)	-
Accounts payable	(223)	645
Accrued expenses	566	105
Net cash used in operating activities	(5,317)	(2,152)

Cash Flows From Investing Activities
Purchase of property and equipment	(6,994)	(1,339)
Proceeds from sale of cybersecurity assets	60	-
Proceeds from sale of property and equipment	427	310
Proceeds from sale of investments	-	26
Net cash used in investing activities	(6,507)	(1,003)

Cash Flows From Financing Activities
Proceeds from private placements of common stock	80	1,150
Payment of deferred offering costs	(83)	-
Proceeds from the issuance of notes payable, net of original issue discount	3,700	-
Proceeds from issuance of convertible notes payable and warrants, net	-	1,883
Proceeds from exercise of warrants	906	100
Net cash provided by financing activities	4,603	3,133

Net change in cash and cash equivalents	(7,221)	(22)

Cash and cash equivalents, beginning of period	9,519	345

Cash and cash equivalents, end of period	$2,298	$323

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per-share amounts)

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Supplemental disclosure of cash flow information
Cash paid for interest	$-	$43

Cash paid for income tax	$-	$-

Non-cash investing and financing activities
Conversion of convertible debt and accrued interest	$-	$1,875
Issuance of L2 commitment note	$-	$160
Deemed dividend on trigger of down round provision	$2,514	$-
Reclassification adjustment upon sale of available for sale investment in net loss	$-	$66
Stock issued for services not yet rendered	$15	$-
Beneficial conversion feature on convertible debt and warrants issued concurrent with debt	$-	$1,504

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

On July 17, 2018, the Company formed MGT Sweden AB, to become the direct operator of its operations in Sweden as described below.

On March 23, 2018, the Company’s stockholders approved an increase in the Company’s authorized common stock from 75,000,000 shares to 125,000,000 shares. On March 23, 2018, the Company filed an amendment to its Certificate of Incorporation with the state of Delaware to reflect this change.

On March 23, 2018, the Company’s stockholders approved a 1-for-2 reverse split of the Company’s common stock, to be effected only if needed for the Company’s application to uplist its common stock to a national exchange. As of August 14, 2018, the Company had not amended its Certificate of Incorporation to reflect this reverse split and such adjustments are not reflected within these unaudited condensed consolidated financial statements.

On June 13, 2018, the Company filed a universal shelf registration statement covering up to $150 million of various MGT securities, including common stock, preferred stock, debt securities, rights, warrants, and units, that the Company may sell from time to time. On August 10, 2018, this registration statement on Form S-3 was declared effective by the Securities and Exchange Commission.

Cryptocurrency mining

In September 2016, MGT commenced its Bitcoin mining operations in the Wenatchee Valley area of central Washington. Throughout 2017, the Company expanded its mining capacity with the purchase of additional Bitcoin mining machines and by entering into hosting and power agreements with Washington facilities owners. The Company also entered into management agreements with third party investors whereby the investors purchased the mining hardware, and the Company receives both a fee to manage the mining operations plus one-half of the net operating profit.

Towards the end of 2017, the Company determined that there was a lack of adequate electric power in Washington to support the Company’s growth, and the Company moved swiftly to find a new facility to conduct its mining operations. By the end of 2017, the Company made the decision to move its principal mining operations to northern Sweden, a geographic location with historically low ambient temperatures and available inexpensive electricity. The Company entered into a hosting agreement (the “Hosting Agreement”) with Beacon Leasing LLC (“Beacon”), pursuant to which Beacon agreed to deliver a turn-key solution in northern Sweden, which included a facility with power, cooling, and hosting services with up to 15 megawatts of electricity capacity for a fixed price of $810 per month. The facility in Sweden is owned by the city of Älvsbyn and leased by Beacon. Beacon committed to provide a fully functional facility by the end of March 2018. The Hosting Agreement required the Company to pay $1,620 to Beacon, representing the first and last month of service. During the first quarter of 2018, the Company took delivery of an additional 2,000 Bitcoin mining machines in Sweden and moved 4,300 machines (including 2,100 investor-owned machines) from Washington to Sweden.

Beacon failed to deliver the fully built out facility and necessary power supply levels required by MGT by the end of March 2018. Through the first quarter of 2018 and into the second quarter, MGT personnel made visits to Sweden and assisted Beacon with efforts to get the facility up and running. The Company also advanced additional funds to Beacon to maximize operational capacity as quickly as possible. During April 2018, the Company became involved in the design and setup of the Sweden facility due to concern that Beacon may have overstated their construction abilities and financial capacity.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 1. Organization and Basis of Presentation, continued

Cryptocurrency mining, continued

On May 16, 2018, the Company learned that none of the amounts due from Beacon to the electric utility serving the Älvsbyn facility were paid and that the utility had issued a shut-down notice. In order to avoid a suspension of mining operations, the Company paid $368 directly to the electric utility, representing certain required deposits for transformers. On the same day, the Company notified Beacon that it was in breach of the Hosting Agreement.

Subsequent to May 16, 2018, the Company intensified its efforts to determine the extent of Beacon’s non-performance under the Hosting Agreement. Management made several more trips to Sweden to supervise the completion of the facility as well as investigate Beacon’s accounting records. The Company determined that Beacon also was faced with unpaid invoices from various other service providers to the facility.

Beginning in late May 2018, the Company took steps to become the direct operator of the Swedish facility to gain control of the situation, protect its assets, and maximize operational capacity as quickly as possible. These actions included paying the outstanding amounts owed by Beacon in order to maintain the vendor relationships needed to complete the facility and forming MGT Sweden AB to assume the building lease and the power agreements.

During the three months ended June 30, 2018, the Company recorded restructuring expense of $2,499, which included the write-off of the unamortized balance of the initial deposit paid to Beacon in the amount of $1,350 and $1,149, for additional costs paid by the Company to service providers and vendors engaged to complete the build out of the facility. These costs consist of unpaid obligations for services provided prior to the second quarter of 2018, including:

Costs to bring electricity provider current and set up additional transformers	$893
Satisfaction of payables for materials, repairs and supplies	206
Satisfaction of payables for payroll and consulting fees	50
TOTAL	$1,149

The cost of services provided after the Company took over full direct operational control of the facility are included in cost of revenue and general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2018, MGT owned and operated approximately 500 miners located in a leased facility in Quincy, Washington and 4,200 miners located in the leased facility in Sweden. In addition, the Company operates about 2,100 miners in the Sweden location pursuant to management agreements. All miners owned or managed by MGT are S9 Antminers sold by Bitmain Technologies LTD. In addition to the S9 Antminers, the Company owns 50 custom designed GPU-based Ethereum mining rigs. During the six months ended June 30, 2018, the Company mined 145.8 Bitcoin for total revenue of $1,355.

Legacy business – cybersecurity

On January 26, 2018, the Company announced the end of its business relationship with cybersecurity pioneer John McAfee. Since August 2017, Mr. McAfee had served as Chief Cybersecurity Visionary of the Company, guiding the development of the Company’s cybersecurity business, including Sentinel, an enterprise class network intrusion detector, released in October 2017. The Company also owned the intellectual property associated with developing and marketing a mobile phone with extensive privacy and anti-hacking features.

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

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 1. Organization and Basis of Presentation, continued

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2017, as filed with the SEC on April 2, 2018. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2018.

Note 2. Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2018, the Company had incurred significant operating losses since inception and continues to generate losses from operations. As of June 30, 2018, the Company had an accumulated deficit of $392,468. As of June 30, 2018, MGT’s cash and cash equivalents were $2,298. As of August 14, 2018, MGT’s cash and cash equivalents were $226.

Management’s plans include maximizing the utilization of its cryptocurrency mining machines, which were delivered during early 2018. As discussed in Note 1, the Company experienced additional delays and costs due to the non-performance of a key vendor. The Company has assumed the role of direct operator in its primary mining facility and considers this facility to be materially complete. Based on current budget assumptions, the Company believes that it will be able to meet its operating expenses and obligations for one year from the date these consolidated financial statements are issued. The Company will need to raise additional funding to grow its operations and to pay current maturities of debt. There can be no assurance however that the Company will be able to raise additional capital when needed, or at terms deemed acceptable, if at all. Such factors raise substantial doubt about the Company’s ability to sustain operations for at least one year from the issuance of these unaudited condensed consolidated financial statements. Management’s plans, including the operation of its existing cryptocurrency mining machines, the raising of additional capital and potentially curtailing its operations alleviate such substantial doubt. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) which was subsequently amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2017-13. These ASUs outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. In July 2015, the FASB deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. A full retrospective or modified retrospective approach was required upon adoption. The Company has adopted ASU No. 2014-09 effective January 1, 2018.

The Company has elected to apply the modified retrospective method and the impact was determined to be immaterial on the condensed consolidated financial statements. Accordingly, the new revenue standard has been applied prospectively in its condensed consolidated financial statements from January 1, 2018 forward and reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods.

The Company has performed an analysis and identified its revenues and costs that are within the scope of the new guidance. The Company determined that its methods of recognizing revenues have not been significantly impacted by the new guidance.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 3. Summary of Significant Accounting Policies, continued

Revenue recognition, continued

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

The Company also recognizes revenue from its Management Agreements (as defined in Note 9). The Company receives a fee from each Management Agreement based on the amount of Bitcoin mined and is reimbursed for any electricity costs incurred to run the bitcoin mining machines it manages in its facility.

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

The Company was previously delinquent in the filing of its 2015 and 2016 US Federal and state tax returns. On August 10, 2018, the Company filed its delinquent returns and is now in good standing in all income tax jurisdictions.

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

Accordingly, the computation of diluted loss per share for the three and six months ended June 30, 2018 excludes 1,250,000 shares issuable to the investors of the December 2017 private placement, 3,600,000 unvested restricted shares, 6,000,000 shares issuable under stock options, and 9,440,796 shares issuable under warrants. The computation of diluted loss per share for the three and six months ended June 30, 2017 excludes 1,500,000 unvested restricted shares, 6,000,000 shares issuable under options and 11,716,819 shares issuable under warrants, as they are anti–dilutive due to the Company’s net loss.

Stock–based compensation

The Company recognizes compensation expenses for all equity–based payments in accordance with ASC 718 “Compensation – Stock Compensation”. Under fair value recognition provisions, the Company recognizes equity–based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

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

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 3. Summary of Significant Accounting Policies, continued

Equity-linked instruments

The Company accounts for equity-linked instruments with certain anti-dilution provisions in accordance with ASC 815 and ASC 260. Under this guidance, the Company excludes instruments with certain down round features when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the Company’s own stock. As a result, financial instruments (or embedded conversion features) with down round features are not required to be classified as derivative liabilities. The Company recognizes the value of a down round feature only when it is triggered and the exercise or conversion price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, the Company treats the value of the effect of the down round, when triggered, as a deemed dividend and a reduction of income available to common stockholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, the Company recognizes the value of the down round as a beneficial conversion discount to be amortized to earnings.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying unaudited condensed consolidated financial statements, other than those disclosed below and in the Company’s Annual Report on Form 10-K, filed with the SEC on April 2, 2018.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance is effective for public entities, certain not-for-profit entities, and certain employee benefit plans for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, ASU 2018-07 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is evaluating the impact of adopting this pronouncement.

In July 2018, the FASB issued ASU 2018-10 Leases (Topic 842), Codification Improvements and ASU 2018-11 Leases (Topic 842), Targeted Improvements, to provide additional guidance for the adoption of Topic 842. ASU 2018-10 clarifies certain provisions and correct unintended applications of the guidance such as the application of implicit rate, lessee reassessment of lease classification, and certain transition adjustments that should be recognized to earnings rather than to stockholders' equity. ASU 2018-11 provides an alternative transition method and practical expedient for separating contract components for the adoption of Topic 842. In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842) which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases with terms greater than 12 months. ASU 2018-11, ASU 2018-10, and ASU 2016-02 (collectively, “the new lease standards”) are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect the new lease standards will have on its Condensed Consolidated Financial Statements; however, the Company anticipates recognizing assets and liabilities arising from any leases that meet the requirements under the new lease standards on the adoption date and including qualitative and quantitative disclosures in the Company’s Notes to the Condensed Consolidated Financial Statements.

Management’s evaluation of subsequent events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the review, other than what is described in Note 12 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

Cash proceeds	$60

Less:
Assets sold	(27)
Separation payments to former management	(40)
Common stock issued to former management, at fair value	(120)

Loss on sale of cybersecurity assets	$(127)

Note 5. Property and Equipment

Property and equipment consisted of the following:

	As of
	June 30, 2018	December 31, 2017
Computer hardware and software	$17	$10
Crypto-currency mining machines	10,197	3,685
Property and equipment, gross	10,214	3,695
Less: Accumulated depreciation	(1,767)	(579)
Property and equipment, net	$8,447	$3,116

The Company recorded depreciation expense of $708 and $97 for the three months ended June 30, 2018 and 2017, respectively. The Company recorded depreciation expense of $1,189 and $196 for the six months ended June 30, 2018 and 2017, respectively.

On February 9, 2018, the Company sold Bitcoin machines with an aggregate book value of $474 for gross proceeds of $427 and recorded a loss on the sale of $47.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 6. Notes Payable

On May 23, 2018, the Company entered into a securities purchase agreement with two accredited investors, pursuant to which the Company issued $840 in unsecured promissory notes for aggregate consideration of $700 (the “May 2018 Notes”). The outstanding balance of the May 2018 Notes is to be made in nine equal monthly installments beginning July 23, 2018. The May 2018 Notes mature on March 23, 2019. Subject to the terms and conditions set forth in the May 2018 Notes, the Company may prepay all or any portion of the outstanding balance at any time without pre-payment penalty. Upon the occurrence of an event of default, the outstanding balance of the May 2018 Notes shall immediately increase to 120% of the outstanding balance immediately prior to the event of default and become immediately due and payable.

On June 1, 2018, the Company entered into a note purchase agreement with an accredited investor, pursuant to which the Company issued an unsecured promissory note in the amount of $3,600 (the “June 2018 Note”) for consideration of $3,000. The outstanding balance of the June 2018 Note is to be made in nine equal monthly installments beginning August 1, 2018. The June 2018 Note matures on April 1, 2019. Subject to the terms and conditions set forth in the June 2018 Note, the Company may prepay all or any portion of the outstanding balance at any time without pre-payment penalty. Upon the occurrence of an event of default, the outstanding balance of the June 2018 Note shall immediately increase to 120% of the outstanding balance immediately prior to the event of default and become immediately due and payable.

Notes payable consisted of the following:

	As of June 30, 2018
	Principal	Discount	Net
May 2018 Notes	$840	$(113)	$727
June 2018 Note	3,600	(510)	3,090
Total notes payable	$4,440	$(623)	$3,817

As of December 31, 2017, the Company had no notes payable outstanding.

During the three months ended June 30, 2018 and 2017, the Company recorded amortization of debt discount of $117 and $11, respectively.

During the six months ended June 30, 2018 and 2017, the Company recorded amortization of debt discount of $117 and $48, respectively.

Note 7. Common Stock and Warrant Issuances

Sale of common stock

On January 17, 2018, the Company received $281 from the exercise of warrants to purchase 375,000 shares of common stock.

On March 15, 2018, the Company issued 200,000 shares of common stock to an investor for $80 in gross proceeds.

On April 30, 2018, the Company received $313 from the exercise of warrants to purchase 625,000 shares of common stock.

On May 2, 2018, the Company received $313 from the exercise of warrants to purchase 625,000 shares of common stock.

During the six months ended June 30, 2018 the Company issued an aggregate of 3,799,250 shares of common stock in exchange for the cashless exercise of warrants to purchase 3,554,947 shares of common stock.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 7. Common Stock and Warrant Issuances, continued

Sale of common stock, continued

During the six months ended June 30, 2018, the Company issued 1,178,551 shares of its common stock to consultants in exchange for services. These services were valued using the value of the shares issued of $1,714. During the six months ended June 30, 2017, the Company issued 1,010,000 shares of its common stock to consultants in exchange for services. These services were valued using the value of the shares issued of $969.

On December 7, 2017, a holder of one of the Company’s convertible notes payable converted their note but requested that the Company not issue the shares due to ownership limitation provisions. On February 6, 2018 and March 26, 2018, the ownership limitations were satisfied and the Company issued 3,381,816 shares of its common stock to this former noteholder.

On December 15, 2017, the Company sold 2,000,000 shares of its common stock in a private placement, but the owners of the shares requested that these shares not be issued due to ownership limitations. On June 20, 2018, the Company issued 750,000 of these shares. On July 13, 2018 and July 20, 2018, the Company issued the remaining shares not issued under the December private placement.

Warrants

The following table summarizes information about shares issuable under warrants outstanding at June 30, 2018:

	Warrant shares outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at January 1, 2018	13,720,742	$1.49
Issued	-
Additional warrants issued for trigger of anti-dilution protection	1,000,000	$0.40
Exercised	(5,179,947)	$0.93
Expired or cancelled	(100,000)	$3.75
Outstanding at June 30, 2018	9,440,795	$0.79	2.92	$1,352

Exercisable at June 30, 2018	9,440,795	$0.79	2.92	$1,352

During the six months ended June 30, 2018, the Company changed the exercise terms of certain of its warrants to allow for and induce a cashless exercise. During the six months ended June 30, 2018, the Company recorded $139 in warrant modification expense due to the modifications.

Deemed dividend

On March 15, 2018, an anti-dilution protection feature in certain of the Company’s warrants was triggered, causing a decrease in the exercise price of those warrants from $4.50 to $0.40. In accordance with ASC 260-10-25, the Company has recorded a deemed dividend equal to the change in fair value of the warrants due to the decrease in exercise price in the amount of $2,514.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 8. Stock–Based Compensation

Issuance of restricted common stock – directors, officers and employees

On March 1, 2018, the Company granted 750,000 shares of restricted common stock to Mr. Robert Lowrey in connection with his employment agreement to serve as the Company’s Chief Financial Officer. The Company valued the award on its grant date and is expensing the grant date fair value over the 24 month vesting period.

On April 6, 2018, the Company granted 900,000 shares of restricted common stock to certain of its officers and directors in connection with the commencement of operations in Sweden. The Company valued the awards on their grant date and is expensing the grant date fair value over the 12 month vesting period.

On April 6, 2018, the Company granted 600,000 shares of restricted common stock to Mr. Robert Ladd in connection with his employment agreement to serve as the Company’s Chief Executive Officer. The Company valued the award on its grant date and is expensing the grant date fair value over the 24 month vesting period.

The Company’s activity in restricted common stock was as follows for the six months ended June 30, 2018:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2018	3,850,000	$1.42
Granted	2,250,000	$1.48
Vested	(2,100,000)	$1.44
Forfeited	(550,000)	$1.06
Non–vested at June 30, 2018	3,450,000	$1.52

For the three months ended June 30, 2018 and 2017, the Company has recorded $1,247 and $666, respectively, in employee and director stock-based compensation, which is a component of general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

For the six months ended June 30, 2018 and 2017, the Company has recorded $2,334 and $666, in employee and director stock–based compensation expense, which is a component of general and administrative expenses in the unaudited condensed consolidated statement of operations and comprehensive loss.

As of June 30, 2018, unamortized stock-based compensation costs related to restricted share arrangements was $4,157, and will be recognized over a weighted average period of 1.21 years.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 8. Stock–Based Compensation, continued

Stock options

The following is a summary of the Company’s stock option activity for the six months ended June 30, 2018:

	Options	Weighted average exercise price	Weighted average Grant date fair value	Weighted average remaining life	Intrinsic value
Outstanding – January 1, 2018	6,000,000	$0.71	$1.29
Granted	–
Exercised	–
Forfeited/Cancelled	–
Outstanding – June 30, 2018	6,000,000	$0.71	$1.29	4.13	$1,000

Exercisable – June 30, 2018	6,000,000	$0.71	$1.29	4.13	$1,000

For the three months ended June 30, 2018 and 2017, the Company has recorded $0 and $962, respectively, in stock option related stock-based compensation expense, which is a component of general and administrative expenses in the unaudited condensed consolidated statement of operations and comprehensive loss.

For the six months ended June 30, 2018 and 2017, the Company has recorded $0 and $1,925, respectively, in stock option related stock-based compensation expense, which is a component of general and administrative expenses in the unaudited condensed consolidated statement of operations and comprehensive loss.

As of June 30, 2018, there were no unrecognized compensation costs, as all outstanding stock options are fully vested.

Note 9. Commitments and Contingencies

Operating commitments

On December 7, 2017 and January 9, 2018, the Company entered into agreements with Beacon whereby Beacon agreed to provide hosting services to the Company for purposes of its mining operations and provide 15 megawatts of uninterrupted power in Sweden. The agreement is for a term of 24 months for a fee of $810 per month. The Company prepaid the first and last month of service in the amount of $1,620.

As described in Note 1, Beacon did not meet its obligations under the agreement with the Company. On May 16, 2018, the Company notified Beacon that it was in breach of the agreement, demanding reimbursement of the Company’s prepayment and notifying Beacon that it would not be paying the monthly fee due under the agreement. Beacon has not responded to the Company’s notification and the Company is currently exploring its potential remedies against Beacon.

On June 30, 2018, the Company wrote off the un-recognized portion of its prepayment in the amount of $1,350 to restructuring charge on the Company’s unaudited condensed consolidated statements of operations and consolidated loss.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 9. Commitments and Contingencies, continued

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

Pursuant to the Management Agreements, the Company shall provide for installation, hosting, maintenance and repair and provide ancillary services necessary to operate the Bitcoin Hardware. In accordance with each of the Management Agreements, each of the Users will gain a portion of the Bitcoin mined called the user distribution portion (“User Distribution Portion”). The User Distribution Portion is 50% of the amount of Bitcoin mined net of the operating fee (10% of the total Bitcoin mined) and the electricity cost.

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

On February 28, 2018, the Company and Buckhead Crypto terminated their Management Agreement. The Company purchased the Bitcoin mining machines for $767 and refunded prepaid electricity paid by Buckhead Crypto of $133.

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

As of June 30, 2018 and December 31, 2017, the Company owed $193 and $0, respectively, to the Users as the User Distribution Portion under the Management Agreements. This amount is included as accrued expenses on the Company’s unaudited condensed consolidated balance sheet.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 9. Commitments and Contingencies, continued

Legal

On April 4, 2017, an action was filed against the Company by a former shareholder Barry Honig and others in the United States District Court for the Southern District of New York (the “Court”) against the Company and certain of its officers and directors (the “Breach of Contract Action”). The Breach of Contract Action alleged claims for breach of contract, tortious interference with contractual relations, and unjust enrichment related to the Company’s unsuccessful attempt to acquire D–Vasive, Inc. (“D-Vasive”) and Demonsaw LLC (“Demonsaw”) in 2016 and the alleged resulting harm to certain D–Vasive, and Demonsaw noteholders. The defendants filed a motion to dismiss on June 5, 2017. On June 26, 2012 the plaintiffs filed an amended complaint. On July 24, 2017, the defendants subsequently filed a second motion to dismiss that amended complaint. On March 19, 2018, the Court issued a Memorandum Opinion & Order dismissing the breach of contract and tortious interference claims, but permitting the unjust enrichment claim to proceed. On April 2, 2018, the defendants filed a motion asking the Court to reconsider its decision to permit the unjust enrichment claim to proceed. On April 30, the Court issued a civil case management plan and scheduling order setting deadlines for discovery in the action. The Court denied the defendant’s motion for reconsideration by order dated May 4, 2018.

On May 23, 2018, the plaintiffs and the defendants agreed to dismiss the Breach of Contract Action and filed a stipulation of dismissal with prejudice (the “Stipulation of Dismissal”) with the Court. The Court “so ordered” the Stipulation of Dismissal on May 24, 2018 and dismissed the case in its entirety.

Employment agreements

On March 8, 2018, the Company entered into an employment with Mr. Robert Lowrey, effective March 1, 2018. Mr. Lowrey’s employment agreement provides that he has been appointed for an initial term of two years. Mr. Lowrey is entitled to receive an annualized base salary of $240. Mr. Lowrey will also receive a one-time signing bonus of $10. Mr. Lowrey is also eligible for a cash and/or equity bonus as the Compensation Committee may determine, from time to time, based on meeting performance objectives and bonus criteria to be mutually identified by Mr. Lowrey and the Compensation Committee. In connection with the execution of his employment agreement, the Company issued to Mr. Lowrey 750,000 shares of the Company’s restricted common stock, pursuant to the Company’s 2016 Stock Option Plan vesting over a two year period.

On April 1, 2018, the Company entered into an Amended and Restated Executive Employment Agreement (the “Employment Agreement”) with Mr. Robert Ladd, which was executed on April 6, 2018. The Employment Agreement provides that Mr. Ladd has been reappointed for an initial term of two years. Mr. Ladd is entitled to receive an annualized base salary of $360 and is also eligible for a cash and/or equity bonus as the Compensation Committee may determine, from time to time, based on meeting performance objectives and bonus criteria to be mutually identified by Mr. Ladd and the Compensation Committee. In connection with the execution of the Employment Agreement, the Company issued to Mr. Ladd 600,000 shares of the Company’s restricted common stock, pursuant to the Company’s 2016 Stock Option Plan, vesting over a two-year period.

Note 10. Related Party Transactions

Janice Dyson, wife of John McAfee, the Company’s former Chief Cybersecurity Visionary, is the sole director of Future Tense Secure Systems, Inc. (“FTS”) and owns 33% of the outstanding common shares of FTS.

On May 9, 2016, the Company entered a consulting agreement with FTS, pursuant to which FTS would provide advice, consultation, information and services to the Company including assistance with executive management, business and product development and potential acquisitions or related transactions. On January 26, 2018, the Company terminated its agreement with FTS. During the six months ended June 30, 2018 and 2017, the Company recorded consulting fees of $137 and $135, respectively, to FTS for such services. As of June 30, 2018, the Company owed $0 to FTS.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 11. Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. During the six months ended June 30, 2018 and 2017, the Company made contributions to the 401(k) Plan of $18 and $2, respectively.

Note 12. Subsequent Events

The Company has evaluated the impacts of subsequent events through August 14, 2018, and has determined that no such events occurred that were required to be reflected in the consolidated financial statements, except as described within the above notes and described below.

Shares issued to consultants

Subsequent to June 30, 2018 through August 14, 2018, the Company issued 302,000 shares of its common stock to consultants in exchange for services.

Restricted shares issued to employees

On August 1, 2018 the Company granted 250,000 shares of restricted common stock to an officer. The award vests over an 18 month period.

Subsequent to June 30, 2018 through August 14, 2018, the Company granted 105,000 shares of restricted common stock to two employees. The awards vest over an 18-month period.

Appointment of chief operating officer

On July 11, 2018, the board of directors appointed Mr. Stephen Schaeffer as Chief Operating Officer of the Company. Pursuant to Mr. Schaeffer’s employment agreement dated August 17, 2017, as amended, Mr. Schaeffer receives annual cash compensation of $250 plus bonuses for achieving certain milestones.

Warrant exercises

Subsequent to June 30, 2018 through August 14, 2018, the Company issued 1,975,000 shares of common stock upon the cashless exercise of warrants to purchase 235,211 shares of common stock.

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

Executive summary

MGT Capital Investments, Inc. (“MGT”, “the Company”, “we”, or “us”) is a Delaware corporation, incorporated in 2000. The Company was originally incorporated in Utah in 1977. MGT is comprised of the parent company, wholly–owned subsidiaries MGT Cybersecurity, Inc. Medicsight, Inc., MGT Sports, Inc., MGT Studios, Inc. (“MGT Studios”), MGT Interactive, LLC, MGT Gaming, Inc., MGT Mining One, Inc., MGT Mining Two, Inc. and MGT Sweden AB. MGT Studios also owns a controlling minority interest in the subsidiary M2P Americas, Inc. Our corporate office is located in Durham, North Carolina.

All figures set forth in this Quarterly Report on this Form 10-Q are in thousands, except share and per-share amounts.

In September 2016, MGT commenced its Bitcoin mining operations in the Wenatchee Valley area of central Washington. Throughout 2017, the Company expanded its mining capacity with the purchase of additional Bitcoin mining machines and by entering into hosting and power agreements with Washington facilities owners. The Company also entered into management agreements with third party investors whereby the investors purchased the mining hardware, and the Company received both a fee to manage the mining operations plus one-half of the net operating profit.

Towards the end of 2017, the Company determined that there was a lack of adequate electric power in Washington to support the Company’s growth, and the Company moved swiftly to find a new facility to conduct its mining operations. By the end of 2017, the Company made the decision to move its principal mining operations to northern Sweden, a geographic location with historically low ambient temperatures and available inexpensive electricity. The Company entered into a hosting agreement (the “Hosting Agreement”) with Beacon Leasing LLC (“Beacon”), pursuant to which Beacon agreed to deliver a turn-key solution in northern Sweden, which included a facility with power, cooling, and hosting services with up to 15 megawatts of electricity capacity for a fixed price of $810 per month. The facility in Sweden is owned by the city of Älvsbyn and leased by Beacon. Beacon committed to provide a fully functional facility by the end of March 2018. The Hosting Agreement required the Company to pay $1,620 to Beacon, representing the first and last month of service. During the first quarter of 2018, the Company took delivery of an additional 2,000 Bitcoin mining machines in Sweden and moved 4,300 machines (including 2,100 investor-owned machines) from Washington to Sweden.

Beacon failed to deliver the fully built out facility and necessary power supply levels required by MGT by the end of March 2018. Through the first quarter of 2018 and into the second quarter, MGT personnel made visits to Sweden and assisted Beacon with efforts to get the facility up and running. The Company also advanced additional funds to Beacon to maximize operational capacity as quickly as possible. During April 2018, the Company became involved in the design and setup of the Sweden facility due to concern that Beacon may have overstated their construction abilities and financial capacity.

On May 16, 2018, the Company was notified by the utility provider that none of the amounts due to them from Beacon related to the facility were paid and that they would be shutting down the existing power to the Company’s facility. In order to avoid a shutdown of the facility, the Company paid the utility provider $368, representing the customer deposit required in order to run the new transformers that had been ordered under the direction of Beacon. During July, the Company paid an additional aggregate of $947 to the utility provider, representing power fees through June 30, 2018. On May 16, 2018, the Company notified Beacon that is was in material breach of the Hosting Agreement.

Subsequent to May 16, 2018, the Company intensified its efforts to determine the extent of Beacon’s non-performance under the Hosting Agreement. Management made several more trips to Sweden to supervise the completion of the facility as well as investigate Beacon’s accounting records. The Company determined that Beacon also was faced with unpaid invoices from various other service providers to the facility.

Beginning in late May 2018, the Company took steps to become the direct operator of the Swedish facility to gain control of the situation, protect its assets, and maximize operational capacity as quickly as possible. These actions included paying the outstanding amounts owed by Beacon in order to maintain the vendor relationships needed to complete the facility and forming MGT Sweden AB to assume the building lease and the power agreements.

During the three months ended June 30, 2018, the Company recorded restructuring expense of $2,499, which included the write-off of the unamortized balance of the initial deposit paid to Beacon in the amount of $1,350 and $1,149, for additional costs paid by the Company to service providers and vendors engaged to complete the build out of the facility. These costs consist of unpaid obligations for services provided prior to the second quarter of 2018, including:

Costs to bring electricity provider current and set up additional transformers	$893
Satisfaction of payables for materials, repairs and supplies	206
Satisfaction of payables for payroll and consulting fees	50
TOTAL	$1,149

As of June 30, 2018, MGT owned and operated approximately 500 miners located in a leased facility in Quincy, Washington and 4,200 miners located in the leased facility in Sweden. In addition, the Company operates about 2,100 miners in the Sweden location pursuant to management agreements. All miners owned or managed by MGT are S9 Antminers sold by Bitmain Technologies LTD. In addition to the S9 Antminers, the Company owns 50 custom designed GPU-based Ethereum mining rigs. During the six months ended June 30, 2018, the Company mined 145.8 Bitcoin for total revenue of $1,355.

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

Revenue recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) which was subsequently amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2017-13. These ASUs outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. In July 2015, the FASB deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. A full retrospective or modified retrospective approach was required upon adoption. The Company has adopted ASU No. 2014-09 effective January 1, 2018.

The Company has elected to apply the modified retrospective method and the impact was determined to be immaterial on the condensed consolidated financial statements. Accordingly, the new revenue standard has been applied prospectively in our condensed consolidated financial statements from January 1, 2018 forward and reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods.

The Company has performed an analysis and identified its revenues and costs that are within the scope of the new guidance. The Company determined that its methods of recognizing revenues have not been significantly impacted by the new guidance.

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

The Company also recognizes revenue from its management agreements. The Company receives a fee from each management agreement based on the amount of Bitcoin mined and is reimbursed for any electricity costs incurred to run the bitcoin mining machines it manages in its facility.

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

Results of operations

Three months ended June 30, 2018 and 2017

Revenues

Our revenues for the three months ended June 30, 2018 increased by $21, or 5%, to $409 as compared to $388 for the three months ended June 30, 2017. Our revenue is derived from cryptocurrency mining. The increase in revenues is a result of our increased mining capacity through the acquisition of additional machines during the year ended December 31, 2017 and during the first quarter of 2018.

Operating Expenses

Operating expenses for the three months ended June 30, 2018 increased by $2,289, or 51%, to $6,797 as compared to $4,508 for the three months ended June 30, 2017. The increase in operating expenses was primarily due to a 2018 charge of $2,499 for the Sweden restructuring and a $827 increase in cost of revenues from the increase in cryptocurrency mining operations, offset by a decrease of $889 in general and administrative expenses.

The decrease in general and administrative expenses was primarily due to a decrease in stock-based compensation of $916, a decrease in legal and professional fees of $646, offset by an increase in payroll and related expenses of $351 and administrative costs to operate our Sweden facility of $396.

Other Income and Expense

For the three months ended June 30, 2018, non–operating expenses consisted of interest expense of $117. During the comparable period ended June 30, 2017, non–operating expenses consisted of interest expense of $163 offset by a gain on property and equipment of $48.

Six months ended June 30, 2018 and 2017

Revenues

Our revenues for the six months ended June 30, 2018 increased by $665, or 95%, to $1,365 as compared to $700 for the six months ended June 30, 2017. Our revenue is derived from cryptocurrency mining. The significant increase in revenues is a result of our increased mining capacity through the acquisition of additional machines during the year ended December 31, 2017 and during the first quarter of 2018.

Operating Expenses

Operating expenses for the six months ended June 30, 2018 increased by $4,224, or 54%, to $11,989 as compared to $7,765 for the six months ended June 30, 2017. The increase in operating expenses was primarily due to a charge of $2,499 for the Sweden restructuring, $1,507 increase in cost of revenues from the increase in cryptocurrency mining operations, and an increase of $485 in general and administrative expenses.

The increase in general administrative expenses was primarily due to an increase of $881 in payroll and related expenses, an increase of $396 due to administrative costs to run our Sweden facility, expenses of $282 in 2018 for investor relations, corporate communications, and our special meeting of shareholders in March 2018, offset by a decrease of $1,132 in legal and professional fees.

Other Income and Expense

For the six months ended June 30, 2018, non–operating expenses primarily consisted of interest expense of $117, warrant modification expense of $139, loss on the sale of cybersecurity assets of $127 and a loss on sale of property and equipment of $47. During the comparable period ended June 30, 2017, non–operating expenses of $3,061 primarily consisting of an impairment charge/loss on sale of investments of $2,871.

Liquidity and capital resources

Sources of Liquidity

We have historically financed our business through the sale of debt and equity interests. As of June 30, 2018, we have incurred significant operating losses since inception and continue to generate losses from operations and as of June 30, 2018 have an accumulated deficit of $392,468. At June 30, 2018, our cash and cash equivalents were $2,298 and our working capital deficit was $3,017. As of June 30, 2018, we had notes payable outstanding with a face value of $4,440. As of August 14, 2018, our cash and cash equivalents were $226.

Management’s plans include maximizing the utilization of its cryptocurrency mining machines, which were delivered during early 2018. As discussed in Note 1 to the unaudited condensed consolidated financial statements, the Company experienced additional delays and costs due to the non-performance of a key vendor. The Company has assumed the role of direct operator in its primary mining facility and considers this facility to be materially complete. Based on current budget assumptions, the Company believes that it will be able to meet its operating expenses and obligations for one year from the date these consolidated financial statements are issued. The Company will need to raise additional funding to grow its operations and to pay current maturities of debt. There can be no assurance however that the Company will be able to raise additional capital when needed, or at terms deemed acceptable, if at all. Such factors raise substantial doubt about the Company’s ability to sustain operations for at least one year from the issuance of these unaudited condensed consolidated financial statements. Management’s plans, including the operation of its existing cryptocurrency mining machines, the raising of additional capital and potentially curtailing its operations alleviate such substantial doubt. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The price of Bitcoin is volatile, and fluctuations are expected. Declines in the price of Bitcoin has a negative impact in our operating results and liquidity and could harm the price of our common stock. Movements may be influenced by various factors, including, but not limited to, government regulation, security breaches experienced by service providers, as well as political and economic uncertainties around the world. Since we record revenue based on the price of earned Bitcoin and we may retain such Bitcoin as an asset or as payment for future expenses, the relative value of such revenues may fluctuate, as will the value of any Bitcoin we retain. The high and low exchange rate per Bitcoin for the six months ending June 30, 2018, as reported by Blockchain.info, were approximately $6 and $17 respectively.

	Six Months ended June 30,
	2018	2017
Cash (used in) / provided by
Operating activities	$(5,317)	$(2,152)
Investing activities	(6,507)	(1,003)
Financing activities	4,603	3,113
Net increase (decrease) in cash and cash equivalents	$(7,221)	$(22)

Cash Flows

Operating activities

Net cash used in operating activities was $5,317 for the six months ended June 30, 2018 as compared to $2,152 for the six months ended June 30, 2017. Cash used in operating activities for the six months ended June 30, 2018 primarily consisted of a net loss of $11,054 partially offset by non-cash stock-based compensation of $3,908, and depreciation expense of $1,189, and an increase due to changes in working capital of $210. Cash used in operating activities for the six months ended June 30, 2017 primarily consisted of a net loss of $10,126, partially offset by stock-based compensation of $3,896 and impairment/loss on sale of long-term investments of $2,871, plus an increase due to changes in working capital of $810.

Investing activities

Net cash used in investing activities was $6,507 for the six months ended June 30, 2018 as compared to net cash provided by investing activities of $1,003 for the six months ended June 30, 2017. Net cash used in investing activities for the six months ended June 30, 2018 was primarily due to our purchases of property and equipment of $6,994 partially offset by proceeds from the sale of property and equipment of $427 and proceeds from the sale of our cybersecurity assets of $60. During the six months ended June 30, 2017, the Company used $1,339 in the purchase of property and equipment, and realized $26 in net proceeds from sales of various investments in the open market and $310 from the sale of property and equipment.

Financing activities

During six months ended June 30, 2018, cash provided by financing activities totaled $4,603, comprised of $3,700 from the net proceeds of notes payable, $80 from private placements of our common stock and $906 from the exercise of stock purchase warrants offset by $83 in deferred offering costs paid. During six months ended June 30, 2017, cash provided by financing activities totaled $3,133, comprised of $1,883 in net proceeds from convertible debt instruments, $100 from the proceeds of exercise of warrants, and $1,150 from the proceeds of a private placement of common stock.

Off–balance sheet arrangements

As of June 30, 2018 we had no obligations, assets or liabilities which would be considered off–balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off–balance sheet arrangements.

Item 3. Quantitative and qualitative disclosure about market risk

The Company is not exposed to market risk related to interest rates on foreign currencies.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as June 30, 2018 due to a material weakness in our internal control over financial reporting as described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer), we performed a complete documentation of the Company’s significant processes and key controls, and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2018 due to the material weaknesses described below.

A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5 as a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We determined that our internal control of financial reporting had the following material weakness:

●	Due to the small size of the Company, the Company does not maintain sufficient segregation of duties to ensure the processing, review and authorization of all transactions including non-routine transactions.
●	Our processes lacked timely and complete reviews and analysis of information used to prepare our financial statements and disclosures in accordance with accounting principles generally accepted in the United States of America.
●	The Company failed to prevent and timely discover a misappropriation of assets by a key vendor of the Company.

The Company is evaluating these weaknesses to determine the appropriate remedy. Because disclosure controls and procedures include those components of internal control over financial reporting that provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, management also determined that its disclosure controls and procedures were not effective as a result of the foregoing material weaknesses in its internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2018, there were no changes in internal controls.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

On April 4, 2017, an action was filed against the Company by a former shareholder Barry Honig and others in the United States District Court for the Southern District of New York (the “Court”) against the Company and certain of its officers and directors (the “Breach of Contract Action”). The Breach of Contract Action alleged claims for breach of contract, tortious interference with contractual relations, and unjust enrichment related to the Company’s unsuccessful attempt to acquire D–Vasive, Inc. (“D-Vasive”) and Demonsaw LLC (“Demonsaw”) in 2016 and the alleged resulting harm to certain D–Vasive, and Demonsaw noteholders. The defendants filed a motion to dismiss on June 5, 2017. On June 26, 2012 the plaintiffs filed an amended complaint. On July 24, 2017, the defendants subsequently filed a second motion to dismiss that amended complaint. On March 19, 2018, the Court issued a Memorandum Opinion & Order dismissing the breach of contract and tortious interference claims, but permitting the unjust enrichment claim to proceed. On April 2, 2018, the defendants filed a motion asking the Court to reconsider its decision to permit the unjust enrichment claim to proceed. On April 30, 2018, the Court issued a civil case management plan and scheduling order setting deadlines for discovery in the action. The Court denied the defendant’s motion for reconsideration by order dated May 4, 2018.

On May 23, 2018, the plaintiffs and the defendants agreed to dismiss the Breach of Contract Action and filed a stipulation of dismissal with prejudice (the “Stipulation of Dismissal”) with the Court. The Court “so ordered” the Stipulation of Dismissal on May 24, 2018 and dismissed the case in its entirety.

Item 1A. Risk factors

There are no additional risk factors other than those discussed below and in our Annual Report Form 10–K filed on April 2, 2018.

Item 2. Unregistered sales of equity securities and use of proceeds

On March 15, 2018, the Company sold 200,000 shares of its common stock to an investor for proceeds of $80.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer*
31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial Officer*
32	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT CAPITAL INVESTMENTS, INC

Date: August 14, 2018	By:	/s/ Robert B. Ladd
Robert B. Ladd
President and Chief Executive Officer
(Principal Executive Officer)

