Form 10-Q
period 2018-09-30
MGT CAPITAL INVESTMENTS, INC.
filed 2018-11-19
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S–T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes [  ] No [X]

As of November 19, 2018, there were 100,576,627 shares of the registrant’s Common stock, $0.001 par value per share, issued and outstanding.

MGT CAPITAL INVESTMENTS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$275	$9,519
Prepaid expenses and other current assets	177	894
Digital assets	17	48
Total current assets	469	10,461

Non-current assets
Property and equipment, net	3,350	3,116
Deferred offering costs	141	-
Total assets	$3,960	$13,577

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$339	$287
Accrued expenses	198	707
Other payables	-	710
Notes payable, net of discount	3,309	-
Total current liabilities	3,846	1,704

Commitments and Contingencies

Stockholders’ Equity
Undesignated preferred stock, $0.001 par value, 8,500,000 shares authorized at September 30, 2018 and December 31, 2017. No shares issued or outstanding at September 30, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value; 125,000,000 shares authorized; 81,748,127 and 58,963,009 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively.	81	59
Additional paid-in capital	400,296	390,736
Accumulated deficit	(400,241)	(378,900)
Total equity attributable to MGT stockholders	136	11,895
Non-controlling interest	(22)	(22)
Total equity	114	11,873

Total liabilities, stockholders’ equity, and non-controlling interest	$3,960	$13,577

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per-share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue	$589	$515	$1,954	$1,215

Operating expenses
Cost of revenue	1,470	365	3,366	754
General and administrative	2,885	9,614	10,377	16,621
Restructuring charge	-	-	2,499	-
Impairment of property and equipment	3,668	-	3,668	-
Sales and marketing	-	29	55	212
Research and development	-	83	47	269
Total operating expenses	8,023	10,091	20,012	17,856

Operating loss	(7,434)	(9,576)	(18,058)	(16,641)

Other non-operating expenses
Interest expense	(339)	(1,133)	(456)	(1,371)
Warrant modification expense	-	-	(139)	-
Loss on sale of cybersecurity assets	-	-	(127)	-
Gain (loss) on sale of property and equipment	-	9	(47)	57
Inducement expense	-	(5,764)	-	(5,764)
Impairment/loss on sale of investments	-	-	-	(2,871)
Total other non-operating expenses	(339)	(6,888)	(769)	(9,949)

Net loss	(7,773)	(16,464)	(18,827)	(26,590)

Deemed dividend	-	-	(2,514)	-

Net loss attributable to common stockholders	$(7,773)	$(16,464)	$(21,341)	$(26,590)

Other comprehensive loss
Realized loss on sale of investments	-	-	-	66
Comprehensive loss	$(7,773)	$(16,464)	$(21,341)	$(26,524)

Per-share data
Basic and diluted loss per share	$(0.11)	$(0.43)	$(0.32)	$(0.77)

Weighted average number of common shares outstanding	72,013,925	38,628,092	65,804,987	34,434,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(in thousands, except share and per-share amounts)

(Unaudited)

			Additional		Total Equity		Total
	Common Stock		Paid-In	Accumulated	Attributable to	Non-controlling	Stockholders’
	Shares	Amount	Capital	Deficit	MGT Stockholders	interest	Equity
Balance at January 1, 2018	58,963,009	$59	$390,736	$(378,900)	$11,895	$(22)	$11,873

Stock-based compensation	2,860,000	2	3,446	-	3,448	-	3,448
Forfeiture of restricted stock	(550,000)	(1)	(232)	-	(233)	-	(233)
Stock issued for services	1,539,051	1	2,035	-	2,036	-	2,036
Stock issued for prior year notes payable conversion	3,381,816	3	(3)	-	-	-	-
Sale of stock in connection with private placement	200,000	-	80	-	80	-	80
Sale of stock in connection with equity purchase agreement	3,950,000	6	565	-	571	-	571
Issuance of common stock for prior year sale	2,000,000	1	(1)	-	-	-	-
Exercise of warrants	9,344,251	10	897	-	907	-	907
Stock issued in disposition of cybersecurity assets	60,000	-	120	-	120	-	120
Deemed dividend	-	-	2,514	(2,514)	-	-	-
Warrant modification expense	-	-	139	-	139	-	139
Net loss	-	-	-	(18,827)	(18,827)	-	(18,827)

Balance at September 30, 2018 (unaudited)	81,748,127	$81	$400,296	$(400,241)	$136	$(22)	$114

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per-share amounts)

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(18,827)	$(26,590)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,618	385
Impairment of property and equipment	3,668	-
Amortization of intangible assets	-	124
Stock-based compensation expense	5,417	11,856
Stock issued for amendment of notes payable	-	118
Warrant modification expense	139	-
Loss on sale of investments - short term	-	84
Impairment of long-term investments	-	2,787
Amortization of debt discount	455	1,071
Loss (gain) on sale of property and equipment	47	(58)
Loss on sale of cybersecurity assets	127	-
Inducement expense	-	5,764
Change in operating assets and liabilities
Prepaid expenses and other current assets	530	(681)
Digital currencies	31	(7)
Accounts payable	12	1,797
Accrued expenses	(1,385)	258
Net cash used in operating activities	(7,168)	(3,092)

Cash Flows From Investing Activities
Proceeds from sale of cybersecurity assets	60	-
Proceeds from sale of investments	-	26
Purchase of property and equipment	(6,994)	(3,897)
Proceeds from sale of property and equipment	427	440
Net cash used in investing activities	(6,507)	(3,431)

Cash Flows From Financing Activities
Proceeds from issuance of convertible notes payable and warrants	-	4,971
Proceeds from private placements of common stock	80	1,150
Proceeds from sale of common stock warrants	-	100
Proceeds from sale of stock under equity purchase agreement	365	-
Payment of deferred offering costs	(141)	-
Proceeds from the issuance of notes payable, net of original issue discount	4,700	-
Repayment of notes payable	(1,480)	-
Proceeds from exercise of warrants	907	-
Net cash provided by financing activities	4,431	6,221

Net change in cash and cash equivalents	(9,244)	(302)

Cash and cash equivalents, beginning of period	9,519	345

Cash and cash equivalents, end of period	$275	$43

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per-share amounts)

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Supplemental disclosure of cash flow information
Cash paid for interest	$-	$48

Cash paid for income tax	$-	$-

Non-cash investing and financing activities
Conversion of convertible debt and accrued interest	$-	$3,935
Issuance of L2 commitment note	$-	$160
Deemed dividend on trigger of down round provision	$2,514	$-
Reclassification adjustment upon sale of available for sale investment in net loss	$-	$66
Stock issued for services not yet rendered	$2	$-
Beneficial conversion feature on convertible debt and warrants issued concurrent with debt	$-	$4,593
Repayment of notes payable using proceeds from equity purchase agreement	$366	$-
Shares issued in settlement of accounts payable	$-	$401
Shares issued for prepaid services	$-	$343
Reclassification of deferred offering costs	$160	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 1. Organization and Basis of Presentation

Organization

MGT Capital Investments, Inc. (“MGT Capital”) is a Delaware corporation, incorporated in 2000. MGT Capital was originally incorporated in Utah in 1977. “MGT” or the “Company” is comprised of the parent company, wholly–owned subsidiaries MGT Cybersecurity, Inc., Medicsight, Inc., MGT Sports, Inc., MGT Studios, Inc. (“MGT Studios”), MGT Interactive, LLC, MGT Gaming, Inc., MGT Mining One, Inc., MGT Mining Two, Inc., and MGT Sweden AB. MGT Studios also owns a controlling minority interest in the subsidiary M2P Americas, Inc. MGT’s corporate office is located in Durham, North Carolina.

On March 23, 2018, the Company’s stockholders approved an increase in the Company’s authorized common stock from 75,000,000 shares to 125,000,000 shares. On March 23, 2018, the Company filed an amendment to its Certificate of Incorporation with the state of Delaware to reflect this change.

On March 23, 2018, the Company’s stockholders approved a 1-for-2 reverse split of the Company’s common stock, to be effected only if needed for the Company’s application to uplist its common stock to a national exchange. As of November 19, 2018, the Company had not amended its Certificate of Incorporation to reflect this reverse split and such adjustments are not reflected within these unaudited condensed consolidated financial statements.

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

Towards the end of 2017, the Company determined that there was inadequate electric power in Washington to support the Company’s growth, and the Company moved swiftly to find a new facility to conduct its mining operations. By the end of 2017, the Company made the decision to move its principal mining operations to northern Sweden, a geographic location with historically low ambient temperatures and available inexpensive electricity. The Company entered into a hosting agreement (the “Hosting Agreement”) with Beacon Leasing LLC (“Beacon”), pursuant to which Beacon agreed to deliver a turn-key solution in northern Sweden with up to 15 megawatts of electricity capacity, which included a facility with power, cooling, and hosting services for a fixed price of $810 per month. The facility in Sweden is owned by the city of Älvsbyn and leased by a subsidiary of Beacon. Beacon committed to provide a fully functional facility by the end of March 2018. The Hosting Agreement required the Company to pay $1,620 to Beacon, representing the first and last month of service. During the first quarter of 2018, the Company took delivery of an additional 2,000 Bitcoin mining machines in Sweden and moved 4,300 machines (including 2,100 investor-owned machines) from Washington to Sweden.

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

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 1. Organization and Basis of Presentation, continued

Cryptocurrency mining, continued

On May 16, 2018, the Company was informed that none of the amounts due from Beacon to the electric utility serving the Älvsbyn facility were paid and that the utility would begin shutting down the electricity to the Älvsbyn facility. On the same day, the Company notified Beacon that it was in breach of the Hosting Agreement. In order to avoid a shutdown of the facility and a suspension of mining operations, the Company paid $368 directly to the electric utility, as a good faith deposit. During the three months ended September 30, 2018, the Company paid an additional aggregate of $947 to the utility provider for power consumed.

Subsequent to May 16, 2018, the Company intensified its efforts to determine the extent of Beacon’s non-performance under the Hosting Agreement. Management made several more trips to Sweden to supervise the completion of the facility as well as investigate Beacon’s accounting records. The Company determined that Beacon also was faced with unpaid invoices from various material and service providers to the facility.

Beginning in late May 2018, the Company took steps to become the direct operator of the Swedish facility to gain control of the situation, protect its assets, and maximize operational capacity as quickly as possible. These actions included paying the outstanding amounts owed by Beacon in order to maintain the vendor relationships needed to complete the facility and forming MGT Sweden AB in anticipation of assuming the building lease and the power agreements.

During the three months ended June 30, 2018, the Company recorded restructuring expense of $2,499, which included the write-off of the unamortized balance of the initial deposit paid to Beacon in the amount of $1,350 and $1,149, for additional costs paid by the Company to service providers and vendors engaged to complete the facility. These costs consisted of unpaid obligations for services provided prior to the second quarter of 2018, including:

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

Continuing issues arising from poor engineering and demands from the electric utility forced the Company to devote a significant amount of time and effort to the operations in Sweden. Further, the Company determined that the financial investment to fully assume the position of Beacon was excessive. Simultaneously, based on an analysis of available facilities in the United States, the Company concluded that the United States provided hosting opportunities for the Company. On September 24, 2018, the combination of these factors led to the Company deciding to forgo any further monetary investment in Sweden, and the Company is in the process of relocating all of the miners in Sweden to a facility in Colorado.

As of September 30, 2018, MGT owned and operated approximately 500 miners located in a leased facility in Quincy, Washington. The Company also owns 4,200 miners which are in the process of being moved to a leased facility in Colorado. In addition, the Company operates about 2,100 miners pursuant to management agreements, which are also in the process of being moved to the leased facility in Colorado. All miners owned or managed by MGT are S9 Antminers sold by Bitmain Technologies LTD. In addition to the S9 Antminers, the Company owns 50 custom designed GPU-based Ethereum mining rigs. During the nine months ended September 30, 2018, the Company mined 230.7 Bitcoin for total revenue of $1,934. In addition, the miners the Company operates pursuant to the management agreements mined 183.6 Bitcoin during the same period.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10–Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2017, as filed with the SEC on April 2, 2018. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2018.

Note 2. Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2018, the Company had incurred significant operating losses since inception and continues to generate losses from operations. As of September 30, 2018, the Company had an accumulated deficit of $400,241. As of September 30, 2018, MGT’s cash and cash equivalents were $275. As of November 19, 2018, MGT’s cash and cash equivalents were $155.

Management’s plans include maximizing the utilization of its cryptocurrency mining machines, which were delivered during early 2018. As discussed in Note 1, the Company experienced additional delays and costs due to the non-performance of a key vendor. The Company is currently in the process of moving the majority of its miners from Sweden to a facility in Colorado. Until that process is complete, the Company’s revenue will be significantly less than historical results. Based on current budget assumptions, the Company believes that it will be able to meet its operating expenses and obligations for one year from the date these consolidated financial statements are issued. The Company will need to raise additional funding to grow its operations and to pay current maturities of debt. There can be no assurance however that the Company will be able to raise additional capital when needed, or at terms deemed acceptable, if at all. Such factors raise substantial doubt about the Company’s ability to sustain operations for at least one year from the issuance of these unaudited condensed consolidated financial statements. Management’s plans, including the operation of its existing cryptocurrency mining machines, the raising of additional capital and potentially curtailing its operations alleviate such substantial doubt. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Use of estimates and assumptions and critical accounting estimates and assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and also affect the amounts of revenues and expenses reported for each period. Actual results could differ from those which result from using such estimates. Management utilizes various other estimates, including but not limited to determining the estimated lives of long-lived assets, determining the potential impairment of intangibles and other long-lived assets, the fair value of warrants issued, the fair value of stock options, the fair value of conversion features, the fair value of the deemed dividend, the recognition of revenue, the valuation allowance for deferred tax assets and other legal claims and contingencies. The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary.

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

The Company’s primary revenue stream is related to the mining of digital currencies. The Company derives its revenue by solving “blocks” to be added to the blockchain and providing transaction verification services within the digital currency networks of cryptocurrencies, such as Bitcoin and Ethereum, commonly termed “cryptocurrency mining.” In consideration for these services, the Company receives digital currency (“Coins”). The Coins are recorded as revenue, using the average spot price of Bitcoin on the date of receipt. The Coins are recorded on the balance sheet as inventory at the lower of cost or net realizable value. Any adjustments to net realizable value would be recorded to cost of revenues. Any gain or loss on sale would be recorded to other income/expense. Cost of revenues includes equipment depreciation, rent, net realizable value adjustments, and electricity costs.

Due to a lack of authoritative and non-authoritative guidance, the Company had previously recorded the Coins as a security, where the Company would record revaluation gains and losses to cost of revenue. As of September 30, 2018, the Company reviewed certain recently released non-authoritative guidance on the accounting for held crypto-currency assets, in which the Company should record its Coins as inventory. The Company determined that this change in accounting policy had no material effect on its previously filed financial statements.

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

Accordingly, the computation of diluted loss per share for the three and nine months ended September 30, 2018 excludes 3,555,000 unvested restricted shares, 6,000,000 shares issuable under stock options, and 6,227,975 shares issuable under warrants, as they are anti-dilutive due to the Company’s net loss. The computation of diluted loss per share for the three and nine months ended September 30, 2017 excludes 4,100,000 unvested restricted shares, 4,357,143 shares issuable from the conversion of notes payable, 6,000,000 shares issuable under options and 13,196,699 shares issuable under warrants, as they are anti–dilutive due to the Company’s net loss.

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

In July 2018, the FASB issued ASU 2018-10 Leases (Topic 842), Codification Improvements and ASU 2018-11 Leases (Topic 842), Targeted Improvements, to provide additional guidance for the adoption of Topic 842. ASU 2018-10 clarifies certain provisions and correct unintended applications of the guidance such as the application of implicit rate, lessee reassessment of lease classification, and certain transition adjustments that should be recognized to earnings rather than to stockholders’ equity. ASU 2018-11 provides an alternative transition method and practical expedient for separating contract components for the adoption of Topic 842. In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842) which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases with terms greater than 12 months. ASU 2018-11, ASU 2018-10, and ASU 2016-02 (collectively, “the new lease standards”) are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect the new lease standards will have on its Condensed Consolidated Financial Statements; however, the Company anticipates recognizing assets and liabilities arising from any leases that meet the requirements under the new lease standards on the adoption date and including qualitative and quantitative disclosures in the Company’s Notes to the Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (“ASC 820”) , Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 is intended to improve the effectiveness of fair value measurement disclosures. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this pronouncement.

In August 2018, the FASB issued ASU 2018-15, Intangible – Goodwill and Other – Internal-Use Software (“ASU 2018-15”) , which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this pronouncement.

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

Cash proceeds	$60

Less:
Assets sold	(27)
Separation payments to former management	(40)
Common stock issued to former management, at fair value	(120)

Loss on sale of cybersecurity assets	$(127)

Note 5. Property and Equipment

Property and equipment consisted of the following:

	As of
	September 30, 2018	December 31, 2017
Computer hardware and software	$17	$10
Crypto-currency mining machines	3,344	3,685
Property and equipment, gross	3,361	3,695
Less: Accumulated depreciation	(11)	(579)
Property and equipment, net	$3,350	$3,116

The Company recorded depreciation expense of $1,429 and $189 for the three months ended September 30, 2018 and 2017, respectively. The Company recorded depreciation expense of $2,618 and $385 for the nine months ended September 30, 2018 and 2017, respectively.

On February 9, 2018, the Company sold Bitcoin machines with an aggregate book value of $474 for gross proceeds of $427 and recorded a loss on the sale of $47.

Under the guidance of ASC 360, a long-lived asset (or asset group) should be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. During the nine months ended September 30, 2018, the Company performed a recoverability test, in which it measured the undiscounted cash flows of its cryptocurrency mining assets. This recoverability test indicated that its cryptocurrency mining assets might be impaired. The Company then performed the second step of the analysis, whereby it measured the fair value of the cryptocurrency mining assets. The Company used a weighted approach where it measured both the discounted cash flows expected from the cryptocurrency mining assets as well as determining the market value of the assets. The Company determined, that as of September 30, 2018, that it should record an impairment charge of $3,668.

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

On August 31, 2018, the Company entered into a note purchase agreement with an accredited investor, pursuant to which the Company issued an unsecured promissory note in the amount of $1,062 (the “August 2018 Note”) for consideration of $1,000. The outstanding balance of the August 2018 Note is due in full on February 28, 2019. The August 2018 Note bears interest at a rate of 8% per annum. Subject to the terms and conditions set forth in the August 2018 Note, the Company may prepay all or any portion of the outstanding balance at any time without pre-payment penalty. Upon the occurrence of an event of default, the interest rate on the August 2018 Note shall immediately increase to 24% per annum.

Notes payable consisted of the following:

	As of September 30, 2018
	Principal	Discount	Net
May 2018 Notes	$560	$(53)	$507
June 2018 Note	2,400	(246)	2,154
August 2018 Note	697	(49)	648
Total notes payable	$3,657	$(348)	$3,309

As of December 31, 2017, the Company had no notes payable outstanding.

During the three months ended September 30, 2018 and 2017, the Company recorded amortization of debt discount of $338 and $1,023, respectively.

During the nine months ended September 30, 2018 and 2017, the Company recorded amortization of debt discount of $455 and $1,071, respectively.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 7. Common Stock and Warrant Issuances

Issuance of common stock

On January 17, 2018, the Company received $281 from the exercise of warrants to purchase 375,000 shares of common stock.

On March 15, 2018, the Company received $80 from the issuance of 200,000 shares of common stock to an investor.

On April 30, 2018, the Company received $313 from the exercise of warrants to purchase 625,000 shares of common stock.

On May 2, 2018, the Company received $313 from the exercise of warrants to purchase 625,000 shares of common stock.

During the nine months ended September 30, 2018, the Company issued an aggregate of 7,719,251 shares of common stock in exchange for the cashless exercise of warrants to purchase 3,938,630 shares of common stock.

During the nine months ended September 30, 2018, the Company issued 1,539,051 shares of its common stock to consultants in exchange for services. These services were valued using the value of the shares issued of $2,036. During the nine months ended September 30, 2017, the Company issued 1,855,000 shares of its common stock to consultants in exchange for services. These services were valued using the value of the shares issued of $2,681.

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

Equity Purchase Agreement

On August 30, 2018, the Company and L2 Capital, LLC (“L2 Capital”), a Kansas limited liability company, entered into an equity purchase agreement (the “Equity Purchase Agreement”), pursuant to which the Company may issue and sell to L2 Capital from time to time up to $35,000 of the Company’s common stock that is registered with the SEC under a registration statement on a Form S–3. Pursuant to the Equity Purchase Agreement, the Company may require L2 Capital to purchase shares of common stock that is equal to the lesser of $500 and 200% of the average trading volume of the common stock in the ten prior trading days, upon the Company’s delivery of a put notice to L2 Capital. L2 Capital shall purchase such number of shares of common stock at a per share price that equals to the lowest volume weighted average trading price of the common stock during the five prior trading days multiplied by 93.5%.

During the three and nine months ended September 30, 2018, the Company issued 3,950,000 shares of its common stock in exchange for $731. Of that amount, $366 was applied directly as payment against the August 2018 Note.

During the nine months ended September 30, 2018, the Company charged $160 against the Equity Purchase Agreement related to deferred financing costs from its previous equity purchase agreement, which was terminated concurrent to the entrance into the Equity Purchase Agreement.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 7. Common Stock and Warrant Issuances, continued

Warrants

The following table summarizes information about shares issuable under warrants outstanding at September 30, 2018:

	Warrant shares outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at January 1, 2018	13,720,742	$1.49
Issued	-
Additional warrants issued for trigger of anti-dilution protection	1,000,000	$0.40
Exercised	(5,563,630)	$0.91
Expired or cancelled	(2,929,137)	$0.60
Outstanding at September 30, 2018	6,227,975	$0.94	1.94	$-

Exercisable at September 30, 2018	6,227,975	$0.94	1.94	$-

During the nine months ended September 30, 2018, the Company changed the exercise terms of certain of its warrants to allow for and induce a cashless exercise. During the nine months ended September 30, 2018, the Company recorded $139 in warrant modification expense due to the modifications.

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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 8. Stock–Based Compensation

Issuance of restricted common stock – directors, officers and employees

On January 15, 2018, the Company granted 10,000 shares of restricted common stock to an employee of the Company. The Company valued the award on its grant date and is expensing the grant date fair value over the 12 month vesting period.

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

On July 10, 2018, the Company granted 100,000 shares of restricted common stock to Mr. Stephen Schaeffer in connection with incentive compensation from his original employment agreement as President of Cryptocurrency Operations. A deployment benchmark was met, making Mr. Schaeffer eligible for the shares issuance. The Company valued the award on its grant date and is expensing the grant date fair value immediately as there is no vesting period.

On August 1, 2018, the Company granted 250,000 shares of restricted common stock to Mr. Robert Lowrey in connection with his employment as Chief Financial Officer. The Company valued the award on its grant date and is expensing the grant date fair value over the 17 month vesting period.

On September 17, 2018, the Company granted 100,000 shares of restricted common stock to a former employee in connection with the termination of their position and separation agreement. The Company valued the award on its grant date and is expensing the grant date fair value immediately as there is no vesting period.

On September 30, 2018, the Company granted 50,000 shares of restricted common stock to an employee of the Company. The Company valued the award on its grant date and is expensing the grant date fair value over the 18 month vesting period.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 8. Stock–Based Compensation, continued

Issuance of restricted common stock – directors, officers and employees, continued

The Company’s activity in restricted common stock was as follows for the nine months ended September 30, 2018:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2018	3,850,000	$1.42
Granted	2,760,000	$1.33
Vested	(2,655,000)	$1.40
Forfeited	(550,000)	$1.06
Non–vested at September 30, 2018	3,405,000	$1.44

For the three months ended September 30, 2018 and 2017, the Company has recorded $1,114 and $1,248, respectively, in employee and director stock-based compensation, which is a component of general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

For the nine months ended September 30, 2018 and 2017, the Company has recorded $3,448 and $2,253, in employee and director stock–based compensation expense, which is a component of general and administrative expenses in the unaudited condensed consolidated statement of operations and comprehensive loss.

As of September 30, 2018, unamortized stock-based compensation costs related to restricted share arrangements was $3,374, and will be recognized over a weighted average period of 0.96 years.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 8. Stock–Based Compensation, continued

Stock options

The following is a summary of the Company’s stock option activity for the nine months ended September 30, 2018:

	Options	Weighted average exercise price	Weighted average Grant date fair value	Weighted average remaining life	Intrinsic value
Outstanding – January 1, 2018	6,000,000	$0.71	$1.29
Granted	–
Exercised	–
Forfeited/Cancelled	–
Outstanding – September 30, 2018	6,000,000	$0.71	$1.29	1.34	$–

Exercisable – September 30, 2018	6,000,000	$0.71	$1.29	1.34	$–

For the three months ended September 30, 2018 and 2017, the Company has recorded $0 and $5,169, respectively, in stock option related stock-based compensation expense, which is a component of general and administrative expenses in the unaudited condensed consolidated statement of operations and comprehensive loss.

For the nine months ended September 30, 2018 and 2017, the Company has recorded $0 and $7,094, respectively, in stock option related stock-based compensation expense, which is a component of general and administrative expenses in the unaudited condensed consolidated statement of operations and comprehensive loss.

As of September 30, 2018, there were no unrecognized compensation costs, as all outstanding stock options are fully vested.

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

On October 23, 2018, the Company entered into a hosting agreement with a hosting facility in Colorado where it is in the process of moving its machines from Sweden. (See Note 12 – Subsequent Events). The Company is currently in the process of shipping its mining machines to that location.

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

As of September 30, 2018 and December 31, 2017, the Company owed $0 and $0, respectively, to the Users as the User Distribution Portion under the Management Agreements.

Collaborative Ventures

On August 14, 2018, the Company entered into a collaborative venture with a third party cryptocurrency miner to develop a fully contained crypto currency mining pod (the “POD5 Agreement”). Pursuant to the POD5 Agreement, the Company will assist with the design and development of the pods. The Company will retain naming rights to the pods and receive royalty payments from the third party in exchange for providing capital as well as engineering and design expertise. As an inducement to enter into the POD5 Agreement, the Company paid $25 to the third party and issued the third party 200,000 shares of the Company’s common stock, the value of which is included in general and administrative expenses.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 9. Commitments and Contingencies, continued

Legal

On September 7, 2018, the SEC commenced a legal action naming as a defendant Robert Ladd, the Company’s then Chief Executive Officer and President, among others. The SEC filed civil charges against multiple individuals and entities who are alleged to have violated the securities laws in connection with certain microcap stocks.

In September 2018 and October 2018, various shareholders of the Company filed two putative class action lawsuits against the Company, its former CEO and certain of its individual officers and shareholders, alleging violations of federal securities laws and seeking damages. The lawsuits followed, and referenced allegations made against the Company’s former CEO and others in a complaint filed by the SEC on September 7, 2018. The first putative class action lawsuit was filed on September 28, 2018, in the United States District Court for the District of New Jersey, and alleges generally that defendants were engaged in a pump-and-dump scheme to artificially inflate MGT’s stock price and that, as a result, defendants’ statements about MGT’s business and prospects were materially false and misleading and/or lacked a reasonable basis at all relevant times. The second action was filed on October 9, 2018, in the United States District Court for the Southern District of New York and makes similar allegations. The Company intends to defend against the actions vigorously.

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

On April 1, 2018, the Company entered into an Amended and Restated Executive Employment Agreement (the “Employment Agreement”) with Mr. Robert Ladd, which was executed on April 6, 2018. The Employment Agreement provides that Mr. Ladd has been reappointed for an initial term of two years. Mr. Ladd is entitled to receive an annualized base salary of $360 and is also eligible for a cash and/or equity bonus as the Compensation Committee may determine, from time to time, based on meeting performance objectives and bonus criteria to be mutually identified by Mr. Ladd and the Compensation Committee. In connection with the execution of the Employment Agreement, the Company issued to Mr. Ladd 600,000 shares of the Company’s restricted common stock, pursuant to the Company’s 2016 Stock Option Plan, vesting over a two year period. On September 10, 2018, Mr. Ladd took an indefinite leave of absence from the Company in order to focus on allegations levied against him in an SEC complaint filed on September 7, 2018.

On July 11, 2018, the Company entered into an Amended and Restated Executive Employment Agreement with Mr. Stephen Schaeffer. The Agreement provides that Mr. Schaeffer has been appointed Chief Operating Officer of the Company. Mr. Schaeffer will continue to serve as President of Cryptocurrency Operations, the position for which he was originally hired for a term of two years in an Executive Employment Agreement dated August 15, 2017. Mr. Schaeffer is entitled to receive an annualized base salary of $250 and is also eligible for a cash and/or equity bonus as the Compensation Committee may determine, from time to time, based on meeting performance objectives and bonus criteria to be mutually identified by Mr. Schaeffer and the Compensation Committee.

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

On May 9, 2016, the Company entered a consulting agreement with FTS, pursuant to which FTS would provide advice, consultation, information and services to the Company including assistance with executive management, business and product development and potential acquisitions or related transactions. On January 26, 2018, the Company terminated its agreement with FTS. During the nine months ended September 30, 2018 and 2017, the Company recorded consulting fees of $137 and $135, respectively, to FTS for such services. As of September 30, 2018, the Company owed $0 to FTS.

Note 11. Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. During the nine months ended September 30, 2018 and 2017, the Company made contributions to the 401(k) Plan of $18 and $8, respectively.

Note 12. Subsequent Events

The Company has evaluated the impacts of subsequent events through November 19, 2018, and has determined that no such events occurred that were required to be reflected in the unaudited condensed consolidated financial statements, except as described within the above notes and described below.

Modification of Notes Payable

On October 24, 2018, the Company entered into an amendment to its June 2018 Note to (a) forego the installment payment due on November 1, 2018; (b) extend the maturity date of the note to May 1, 2019; and (c) to increase the principal amount on the note by $48.

On November 9, 2018, the Company entered into an amendment of one of its May 2018 Notes to (a) forego the installment payments due on November 23, 2018, December 23, 2018, and January 23, 2019; and (b) extend the maturity date of the note to June 23, 2018. In exchange for the amendment, the Company paid the holder of the note $11.

Operating Agreement

On October 23, 2018, the Company entered into a hosting agreement with a hosting facility in Colorado where it is in the process of moving its machines from Sweden. The agreement will be in effect from November 1, 2018 through October 31, 2020, for an approximate fee of $408 per month. In connection with this agreement, the Company paid $408 as a security deposit.

Shares issued to consultants

Subsequent to September 30, 2018 through November 19, 2018, the Company issued 78,500 shares of its common stock to consultants in exchange for services.

Equity Purchase Agreement

Subsequent to September 30, 2018 through November 19, 2018, the Company issued 18,000,000 shares of its common stock under the Equity Purchase Agreement in exchange for $608.

Warrant Exercises

Subsequent to September 30, 2018 through November 19, 2018, the Company issued 750,000 shares of its common stock under cashless exercises of a warrant to purchase 15,900 shares of the Company’s common stock.

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

Executive summary

MGT Capital Investments, Inc. (“MGT”, “the Company”, “we”, or “us”) is a Delaware corporation, incorporated in 2000. The Company was originally incorporated in Utah in 1977. MGT is comprised of the parent company, wholly–owned subsidiaries MGT Cybersecurity, Inc. Medicsight, Inc., MGT Sports, Inc., MGT Studios, Inc. (“MGT Studios”), MGT Interactive, LLC, MGT Gaming, Inc., MGT Mining One, Inc., MGT Mining Two, Inc., and MGT Sweden AB. MGT Studios also owns a controlling minority interest in the subsidiary M2P Americas, Inc. Our corporate office is located in Durham, North Carolina.

All figures set forth in this Quarterly Report on this Form 10-Q are in thousands, except share and per-share amounts.

In September 2016, we commenced our Bitcoin mining operations in the Wenatchee Valley area of central Washington. Throughout 2017, we expanded our mining capacity with the purchase of additional Bitcoin mining machines and by entering into hosting and power agreements with Washington facilities owners. We have also entered into management agreements with third party investors whereby the investors purchased the mining hardware, and we receive both a fee to manage the mining operations plus one-half of the net operating profit.

Towards the end of 2017, we determined that there was inadequate electric power in Washington to support our growth, and we moved swiftly to find a new facility to conduct our mining operations. By the end of 2017, we made the decision to move our principal mining operations to northern Sweden, a geographic location with historically low ambient temperatures and available inexpensive electricity. We entered into a hosting agreement (the “Hosting Agreement”) with Beacon Leasing LLC (“Beacon”), pursuant to which Beacon agreed to deliver a turn-key solution in northern Sweden with up to 15 megawatts of electricity capacity, including a facility with power, cooling, and hosting services for a fixed price of $810 per month. The facility in Sweden is owned by the city of Älvsbyn and leased by a subsidiary of Beacon. Beacon committed to provide a fully functional facility by the end of March 2018. The Hosting Agreement required us to pay $1,620 to Beacon, representing the first and last month of service. During the first quarter of 2018, we took delivery of an additional 2,000 Bitcoin mining machines in Sweden and moved 4,300 machines (including 2,100 investor-owned machines) from Washington to Sweden.

Beacon failed to deliver the fully built out facility and necessary power supply levels required by us by the end of March 2018. Through the first quarter of 2018 and into the second quarter, our personnel made visits to Sweden and assisted Beacon with efforts to get the facility up and running. We also advanced additional funds to Beacon to maximize operational capacity as quickly as possible. During April 2018, we became involved in the design and setup of the Sweden facility due to concern that Beacon may have overstated their construction abilities and financial capacity.

On May 16, 2018, we were informed that none of the amounts due from Beacon to the electric utility serving the Älvsbyn facility had been paid and that the utility would begin shutting down the electricity to the Älvsbyn facility. On the same day, we notified Beacon that it was in material breach of the Hosting Agreement. In order to avoid a shutdown of the facility and a suspension of mining operations, we paid the utility provider $368, as a good faith deposit. During the three months ended September 30, 2018, we paid an additional aggregate of $947 to the utility provider for power consumed.

Subsequent to May 16, 2018, we intensified its efforts to determine the extent of Beacon’s non-performance under the Hosting Agreement. Management made several more trips to Sweden to supervise the completion of the facility as well as investigate Beacon’s accounting records. We determined that Beacon also was faced with unpaid invoices from various material and service providers to the facility.

Beginning in late May 2018, we took steps to become the direct operator of the Swedish facility to gain control of the situation, protect our assets, and maximize operational capacity as quickly as possible. These actions included paying same of the outstanding amounts owed by Beacon in order to maintain key vendor relationships needed to complete the facility. We also formed MGT Sweden AB in anticipation of assuming the building lease and the power agreements.

During the three months ended June 30, 2018, we recorded restructuring expense of $2,499, which included the write-off of the unamortized balance of the initial deposit paid to Beacon in the amount of $1,350 and $1,149, for additional costs paid by us to service providers and vendors engaged to complete the facility. These costs consisted of unpaid obligations for services provided prior to the second quarter of 2018, including:

Costs to bring electricity provider current and set up additional transformers	$893
Satisfaction of payables for materials, repairs and supplies	206
Satisfaction of payables for payroll and consulting fees	50
TOTAL	$1,149

Continuing issues arising from poor engineering and demands from the electric utility forced us to devote a significant amount of time and effort to the operations in Sweden. Further, we determined that the financial investment to fully assume the position of Beacon was excessive. Simultaneously, based on an analysis of available facilities in the United States, we concluded that the United States provided hosting opportunities for us. On September 24, 2018, the combination of these factors led us to decide to forgo any further monetary investment in Sweden, and is currently in the process of relocating all of the miners in Sweden to a facility in Colorado.

As of September 30, 2018, MGT owned and operated approximately 500 miners located in a leased facility in Quincy, Washington. We also own 4,200 miners which are in the process of being moved to a leased facility in Colorado. In addition, we operate about 2,100 miners pursuant to management agreements, which are also in the process of being moved to the leased facility in Colorado. All miners owned or managed by us are S9 Antminers sold by Bitmain Technologies LTD. In addition to the S9 Antminers, we own 50 custom designed GPU-based Ethereum mining rigs. During the nine months ended September 30, 2018, we mined 230.7 Bitcoin for total revenue of $1,934. In addition, the miners we operate pursuant to the management agreements mined 183.6 Bitcoin during the same period.

Critical accounting policies and estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The notes to the unaudited condensed consolidated financial statements contained in this Quarterly Report describe our significant accounting policies used in the preparation of the unaudited condensed consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We continually evaluate our critical accounting policies and estimates.

We believe the critical accounting policies listed below reflect significant judgments, estimates and assumptions used in the preparation of our unaudited condensed consolidated financial statements.

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

The Company’s primary revenue stream is related to the mining of digital currencies. The Company derives its revenue by solving “blocks” to be added to the blockchain and providing transaction verification services within the digital currency networks of cryptocurrencies, such as Bitcoin and Ethereum, commonly termed “cryptocurrency mining.” In consideration for these services, the Company receives digital currency (“Coins”). The Coins are recorded as revenue, using the average spot price of Bitcoin on the date of receipt. The Coins are recorded on the balance sheet as inventory at the lower of cost or net realizable value. Any net realizable value adjustments would be recorded to cost of revenues. Any gain or loss on sale would be recorded to other income or expense. Cost of revenues includes equipment depreciation, rent, net realizable adjustments, and electricity costs.

Due to a lack of authoritative and non-authoritative guidance, the Company had previously recorded the Coins as a security, where the Company would record revaluation gains and losses to cost of revenue. As of September 30, 2018, the Company reviewed certain recently released non-authoritative guidance on the accounting for held crypto-currency assets, in which the Company should record its Coins as inventory. The Company determined that this change in accounting policy had no material effect on its previously filed financial statements.

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

Impairment

Under the guidance of ASC 360, a long-lived asset (or asset group) should be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. During the nine months ended September 30, 2018, the Company performed a recoverability test, in which it measured the undiscounted cash flows of its cryptocurrency mining assets. This recoverability test indicated that its cryptocurrency mining assets might be impaired. The Company then performed the second step of the analysis, whereby it measured the fair value of the cryptocurrency mining assets. The Company used a weighted approach where it measured both the discounted cash flows expected from the cryptocurrency mining assets as well as determining the market value of the assets. The Company determined, that as of September 30, 2018, that it should record an impairment charge of $3,668.

Results of operations

Three months ended September 30, 2018 and 2017

Revenues

Our revenues for the three months ended September 30, 2018 increased by $74, or 14%, to $589 as compared to $515 for the three months ended September 30, 2017. Our revenue is derived from cryptocurrency mining. The increase in revenues is a result of our increased mining capacity through the acquisition of additional machines during the year ended December 31, 2017 and during the first quarter of 2018.

Operating Expenses

Operating expenses for the three months ended September 30, 2018 decreased by $2,068, or 20%, to $8,023 as compared to $10,091 for the three months ended September 30, 2017. The decrease in operating expenses was primarily due to a decrease in general and administrative expenses, as well as no costs associated with marketing or research and development, offset by an increase of $1,105 in cost of sales from cryptocurrency mining operations and an impairment charge of $3,668.

The decrease in general and administrative expenses of $6,729, or 70%, was primarily due to a decrease in stock-based compensation of $6,451 and a decrease in legal and professional fees of $589, offset by an increase in payroll and related expenses of $21 and administrative costs to operate our Sweden facility of $287.

Other Income and Expense

For the three months ended September 30, 2018, non–operating expenses consisted of interest expense of $339. During the comparable period ended September 30, 2017, non–operating expenses consisted of interest expense of $1,133 and inducement expense of $5,764, offset by a gain on sale of property and equipment of $9.

Nine months ended September 30, 2018 and 2017

Revenues

Our revenues for the nine months ended September 30, 2018 increased by $739, or 61%, to $1,954 as compared to $1,215 for the nine months ended September 30, 2017. Our revenue is derived from cryptocurrency mining. The significant increase in revenues is a result of our increased mining capacity through the acquisition of additional machines during the year ended December 31, 2017 and during the first quarter of 2018.

Operating Expenses

Operating expenses for the nine months ended September 30, 2018 increased by $2,156, or 12%, to $20,012 as compared to $17,856 for the nine months ended September 30, 2017. The increase in operating expenses was primarily due to an increase in cost of sales of $2,612 from cryptocurrency mining operations, an impairment charge of $3,668 and a charge of $2,499 for the Sweden restructuring, offset by a decrease in general and administrative expenses of $6,244, and reductions in marketing of $157 and research and development of $222.

The decrease in general administrative expenses of $6,244, or 38%, was primarily due to a decrease in stock-based compensation of $6,451 and a decrease of $1,423 in legal and professional fees, offset by an increase of $890 in payroll and related expenses and an increase of $683 due to administrative costs to run our Sweden facility.

Other Income and Expense

For the nine months ended September 30, 2018, non–operating expenses primarily consisted of interest expense of $456, warrant modification expense of $139, loss on the sale of cybersecurity assets of $127, and a loss on sale of property and equipment of $47. During the comparable period ended September 30, 2017, non–operating expenses consisted of an inducement expense of $5,764, loss on sale of investments of $2,871, and interest expense of $1,371, offset by a gain on sale of property and equipment of $57.

Liquidity and capital resources

Sources of Liquidity

We have historically financed our business through the sale of debt and equity interests. We have incurred significant operating losses since inception and continue to generate losses from operations and as of September 30, 2018 have an accumulated deficit of $400,241. At September 30, 2018, our cash and cash equivalents were $275 and our working capital deficit was $3,377. As of September 30, 2018, we had notes payable outstanding with a face value of $3,657. As of November 19, 2018, our cash and cash equivalents were $155.

Management’s plans include maximizing the utilization of its cryptocurrency mining machines, which were delivered during early 2018. As discussed in Note 1 to the unaudited condensed consolidated financial statements, the Company experienced additional delays and costs due to the non-performance of a key vendor. The Company is in the process of relocating the majority of its operations from Sweden to a facility in Colorado. Based on current budget assumptions, the Company believes that it will be able to meet its operating expenses and obligations for one year from the date these consolidated financial statements are issued. The Company will need to raise additional funding to grow its operations and to pay current maturities of debt. There can be no assurance however that the Company will be able to raise additional capital when needed, or at terms deemed acceptable, if at all. Such factors raise substantial doubt about the Company’s ability to sustain operations for at least one year from the issuance of these unaudited condensed consolidated financial statements. Management’s plans, including the operation of its existing cryptocurrency mining machines, the raising of additional capital and potentially curtailing its operations alleviate such substantial doubt. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The price of Bitcoin is volatile, and fluctuations are expected. Declines in the price of Bitcoin has a negative impact in our operating results and liquidity and could harm the price of our common stock. Movements may be influenced by various factors, including, but not limited to, government regulation, security breaches experienced by service providers, as well as political and economic uncertainties around the world. Since we record revenue based on the price of earned Bitcoin and we may retain such Bitcoin as an asset or as payment for future expenses, the relative value of such revenues may fluctuate, as will the value of any Bitcoin we retain. The high and low exchange rate per Bitcoin for the nine months ending September 30, 2018, as reported by Blockchain.info, were approximately $6 and $17 respectively.

	Nine Months ended September 30,
	2018	2017
Cash (used in) / provided by
Operating activities	$(7,168)	$(3,092)
Investing activities	(6,507)	(3,431)
Financing activities	4,431	6,221
Net increase (decrease) in cash and cash equivalents	$(9,244)	$(302)

Cash Flows

Operating activities

Net cash used in operating activities was $7,168 for the nine months ended September 30, 2018 as compared to $3,092 for the nine months ended September 30, 2017. Cash used in operating activities for the nine months ended September 30, 2018 primarily consisted of a net loss of $18,827 partially offset by non-cash stock-based compensation of $5,417, an impairment charge of $3,668, and depreciation expense of $2,618. Cash used in operating activities for the nine months ended September 30, 2017 primarily consisted of a net loss of $26,590, partially offset by stock-based compensation of $11,856 and impairment/loss on sale of long-term investments of $2,787, plus an increase due to changes in working capital of $1,367.

Investing activities

Net cash used in investing activities was $6,507 for the nine months ended September 30, 2018 as compared to net cash used in investing activities of $3,431 for the nine months ended September 30, 2017. Net cash used in investing activities for the nine months ended September 30, 2018 was primarily due to our purchases of property and equipment of $6,994 partially offset by proceeds from the sale of property and equipment of $427 and proceeds from the sale of our cybersecurity assets of $60. During the nine months ended September 30, 2017, the Company used $3,897 in the purchase of property and equipment, and realized $26 in net proceeds from sales of various investments in the open market and $440 from the sale of property and equipment.

Financing activities

During the nine months ended September 30, 2018, cash provided by financing activities totaled $4,431, which includes $4,700 from the net proceeds of notes payable, $365 from the sale of common stock under our equity purchase agreement, $80 from private placements of our common stock and $907 from the exercise of stock purchase warrants offset by $141 in deferred offering costs paid. During the nine months ended September 30, 2017, cash provided by financing activities totaled $6,221, comprised of $4,971 in net proceeds from convertible debt instruments, $100 from the proceeds of exercise of warrants, and $1,150 from the proceeds of a private placement of common stock.

Off–balance sheet arrangements

As of September 30, 2018, we had no obligations, assets or liabilities which would be considered off–balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off–balance sheet arrangements.

Item 3. Quantitative and qualitative disclosures about market risk

The Company is not exposed to market risk related to interest rates on foreign currencies.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as September 30, 2018 due to a material weakness in our internal control over financial reporting as described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer), we performed a complete documentation of the Company’s significant processes and key controls, and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2018 due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2018, there were no changes in internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

On September 7, 2018, the SEC commenced a legal action naming as a defendant Robert Ladd, the Company’s then Chief Executive Officer and President, among others. The SEC filed civil charges against multiple individuals and entities who are alleged to have violated the securities laws in connection with certain microcap stocks.

In September 2018 and October 2018, various shareholders of the Company filed two putative class action lawsuits against the Company, its former CEO and certain of its individual officers and shareholders, alleging violations of federal securities laws and seeking damages. The lawsuits followed, and referenced allegations made against the Company’s former CEO and others in a complaint filed by the SEC on September 7, 2018. The first putative class action lawsuit was filed on September 28, 2018, in the United States District Court for the District of New Jersey, and alleges generally that defendants were engaged in a pump-and-dump scheme to artificially inflate MGT’s stock price and that, as a result, defendants’ statements about MGT’s business and prospects were materially false and misleading and/or lacked a reasonable basis at all relevant times. The second action was filed on October 9, 2018, in the United States District Court for the Southern District of New York and makes similar allegations. The Company intends to defend against the actions vigorously.

Item 1A. Risk factors

There are no additional risk factors other than those discussed in our Annual Report Form 10–K filed on April 2, 2018.

Item 2. Unregistered sales of equity securities and use of proceeds

On September 6, 2018, the Company sold 500,000 shares of its common stock under its Equity Purchase Agreement for gross proceeds of $159.

On September 12, 2018, the Company sold 1,025,000 shares of its common stock under its Equity Purchase Agreement for gross proceeds of $257.

On September 19, 2018, the Company sold 1,025,000 shares of its common stock under its Equity Purchase Agreement for gross proceeds of $185.

On September 26, 2018, the Company sold 1,400,000 shares of its common stock under its Equity Purchase Agreement for gross proceeds of $131.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

10.1	Employment agreement by and between the Company and Stephen Schaeffer dated August 15, 2017*
10.2	First amendment to the employment agreement by and between the Company and Stephen Schaeffer dated February 1, 2018*
10.3	Second amendment to the employment agreement by and between the Company and Stephen Schaeffer dated July 11, 2018*
31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer*
31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial Officer*
32	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT CAPITAL INVESTMENTS, INC

Date: November 19, 2018	By:	/s/ H. Robert Holmes
H. Robert Holmes
Interim President and Chief Executive Officer
(Principal Executive Officer)

