Form 10-K
period 2018-12-31
MGT CAPITAL INVESTMENTS, INC.
filed 2019-04-16
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10–K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

[X]

As of June 30, 2018, the last day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the registrant’s common stock held by non–affiliates of the registrant was approximately $49,154,105.

As of April 15, 2019, the registrant had outstanding 195,770,183 shares of common stock, $0.001 par value. (the “Common Stock”)

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

All dollar amounts set forth in this Annual Report as of and for the year ended December 31, 2018 on this Form 10–K are in thousands, except per–share amounts.

PART I

Item 1. Business

MGT Capital Investments, Inc. is a Delaware corporation, incorporated in 2000. The predecessor of the Company was originally incorporated in Utah in 1977. Our corporate office is located in Durham, North Carolina. MGT was formerly comprised of the parent company and its wholly–owned subsidiaries MGT Cybersecurity, Inc., Medicsight, Inc., MGT Sports, Inc. MGT Studios, Inc. (“MGT Studios”), MGT Interactive, LLC, MGT Gaming, Inc., MGT Mining One, Inc. and MGT Mining Two, Inc., and MGT Sweden AB. MGT Studios also owned a controlling minority interest in the subsidiary M2P Americas, Inc. During the first quarter of 2019, MGT dissolved all its wholly-owned subsidiaries excluding MGT Sweden AB.

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

Subsequent to May 16, 2018, we intensified our efforts to determine the extent of Beacon’s non-performance under the Hosting Agreement. Management made several more trips to Sweden to supervise the completion of the facility as well as investigate Beacon’s accounting records. We determined that Beacon also was faced with unpaid invoices from various material and service providers to the facility.

Beginning in late May 2018, we took steps to become the direct operator of the Swedish facility to gain control of the situation, protect our assets, and maximize operational capacity as quickly as possible. These actions included paying some of the outstanding amounts owed by Beacon in order to maintain key vendor relationships needed to complete the facility. We also formed MGT Sweden AB in anticipation of assuming the building lease and the power agreements.

Continuing issues arising from poor engineering and demands from the electric utility forced us to devote a significant amount of time and effort to the operations in Sweden. Further, we determined that the financial investment to fully assume the position of Beacon was excessive. Simultaneously, based on an analysis of available facilities in the United States, we concluded that the United States provided hosting opportunities for us. On September 24, 2018, the combination of these factors led us to decide to forgo any further monetary investment in Sweden. We have subsequently relocated all of the miners in Sweden to facilities in Colorado and Ohio.

As of December 31, 2018, MGT owned and operated approximately 500 miners located in a leased facility in Quincy, Washington. Prior to the relocation of the mining assets to the United States, the Company conducted a physical observation concluding there were approximately 5,750 operating machines in Sweden. In connection with the relocation to the U.S., approximately 3,000 machines were shipped to Colorado and 2,750 machines were shipped to Ohio. Of the 5,750 machines relocated to the U.S, 3,800 of these machines are owned by the Company, while the remaining are investor owned. All miners owned or managed by us are S9 Antminers sold by Bitmain Technologies LTD. In addition to the S9 Antminers, we own 50 custom designed GPU-based Ethereum mining rigs. During the year ended December 31, 2018, we mined 245 Bitcoin for total revenue of $2,010. In addition, the miners we operate pursuant to the management agreements mined 184 Bitcoin during the same period.

Because the price of Bitcoin has steadily decreased during 2018, and throughout the first quarter of 2019, the Company decided it is not economically feasible to commence mining operations in Colorado or Ohio. Until the price of Bitcoin rises, the Company does not plan to commence mining with these machines.

Management Agreements

On October 12, 2017, we entered into two management agreements (each, a “Management Agreement”, collectively “Management Agreements”) with two accredited investors, Deep South Mining LLC and BDLM, LLC. On November 21, 2017, we entered into a third management agreement with another accredited investor, Buckhead Crypto, LLC (all three accredited investors together are “Users”). Each of the Users agreed on substantially similar terms to purchase an aggregate of 2,376 Bitmain Antminer S9 mining computers (the “Bitcoin Hardware”) for a total of $3,650 to mine Bitcoin with us acting as the exclusive manager for each of the Users. In addition, the Users have agreed to pay to us, in advance, the first three months of expected electricity costs of the Bitcoin mining operations in the sum of $691. Initial electricity cost for the first three months following delivery of the Bitcoin Hardware was reimbursed to the Users within the first three months of operations. Each Management Agreement is in effect for 24 months from the date that the Bitcoin Hardware begins mining operations, and may be terminated by mutual written agreement.

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

Bitcoin And Blockchain Overview

A Bitcoin is one type of a digital asset that is issued by, and transmitted through, an open source, math-based protocol platform using cryptographic security (the “Bitcoin Network”). The Bitcoin Network is an online, peer-to-peer user network that hosts the public transaction ledger, known as the “Blockchain,” and the source code that comprises the basis for the cryptography and math-based protocols governing the Bitcoin Network. No single entity owns or operates the Bitcoin Network, the infrastructure of which is collectively maintained by a decentralized user base. Bitcoin can be used to pay for goods and services or can be converted to fiat currencies, such as the US Dollar, at rates determined on Bitcoin exchanges or in individual end-user-to-end-user transactions under a barter system.

Bitcoins are “stored” or reflected on the digital transaction ledger known as the “Blockchain,” which is a digital file stored in a decentralized manner on the computers of each Bitcoin Network user. The Blockchain records the transaction history of all Bitcoin in existence and, through the transparent reporting of transactions, allows the Bitcoin Network to verify the association of each Bitcoin with the digital wallet that owns them. The Bitcoin Network and Bitcoin software programs can interpret the Blockchain to determine the exact Bitcoin balance, if any, of any digital wallet listed in the Blockchain as having taken part in a transaction on the Bitcoin Network.

The Bitcoin Network is decentralized and does not rely on either governmental authorities or financial institutions to create, transmit or determine the value of Bitcoin. Rather, Bitcoin are created and allocated by the Bitcoin Network protocol through a “mining” process subject to a strict, well-known issuance schedule. The value of Bitcoin is determined by the supply and demand of Bitcoin in the Bitcoin exchange market (and in private end-user-to-end-user transactions), as well as the number of merchants that accept them. As Bitcoin transactions can be broadcast to the Bitcoin Network by any user’s Bitcoin software and Bitcoin can be transferred without the involvement of intermediaries or third parties, there are little or no transaction costs in direct peer-to-peer transactions on the Bitcoin Network. Third party service providers such as Bitcoin Exchanges and Bitcoin third party payment processing services may charge significant fees for processing transactions and for converting, or facilitating the conversion of, Bitcoin to or from fiat currency.

Miners dedicate substantial resources to mining. Given the increasing difficulty of the target established by the Bitcoin Network, current miners must invest in expensive mining devices with adequate processing power to hash at a competitive rate.

Bitcoin is an example of a digital asset that is not a fiat currency (i.e., a currency that is backed by a central bank or a national, supra-national or quasi-national organization) and are not backed by hard assets or other credit. As a result, the value of Bitcoin is determined by the value that various market participants place on Bitcoin through their transactions.

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

On August 8, 2016, the Company filed a Definitive Proxy Statement to solicit, among other things, shareholder approval of the D–Vasive acquisition, at the Annual Meeting of Stockholders. On September 8, 2016, shareholder approval was obtained. However, on September 19, 2016, the New York Stock Exchange (the “Exchange”) informed the Company that it would not approve for listing on the Exchange the 43.8 million shares required to be issued to complete the closing of the D–Vasive acquisition, resulting in the termination of the acquisition.

In March 2017, MGT purchased 46% of the outstanding membership interests of Demonsaw from FTS for 2.0 million shares of MGT common stock.

Notwithstanding the termination of the D-Vasive acquisition, John McAfee agreed to join MGT in November 2016 and served as Chairman and CEO until August 2017, at which time he was appointed Chief Cybersecurity Visionary, a position he held until his relationship with the Company ended in January 2018.

Prior to the expected September 2016 closing of the above transaction, the Company added employees and consultants to develop a cybersecurity business, and position itself to address various cyber threats through advanced protection technologies for mobile devices and corporate networks. In November 2016, we acquired intellectual property from a third party for 150,000 shares of our common stock for a total acquisition price of $495. In August 2017, we commenced commercial development of our cybersecurity business, including Sentinel, a network intrusion detector released in October 2017. We incurred $47 and $346 in research and development expenses in 2018 and 2017, respectively. Prior to the sale described below, we realized nominal revenue from our cybersecurity business.

On March 19, 2018, we announced the end of our cybersecurity operations by selling the Sentinel product line to a new entity formed by the unit’s management team and stopping development of a secure mobile phone. The Sentinel assets were sold for consideration of $60 in cash and a $1,000 promissory note, convertible into a 20% equity interest of the buyer.

Online and Mobile Gaming

Prior to the second quarter ending June 30, 2016, the Company and its subsidiaries were principally engaged in the business of acquiring, developing and monetizing assets in the online and mobile gaming space as well as the social casino industry.

Strategy

MGT’s strategy is to oversee the operation of approximately 5,750 cryptocurrency mining machines in Colorado and Ohio and continue to execute on an expansion model to secure low cost power and grow its cryptocurrency assets. The Company’s immediate focus is to grow free cash flow. Our longer-term objective is focused towards vertical integration of our cryptocurrency mining business as well as diversification into other areas of the rapidly emerging Blockchain and cryptocurrency industry.

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

Employees

Currently, the Company and its subsidiaries have 4 full–time employees. None of our employees are represented by a union and we believe our relationships with our employees are good.

Available Information

MGT maintains a website at www.mgtci.com. The Company makes available free of charge our annual reports on Form 10–K, quarterly reports on Form 10–Q and current reports on Form 8–K, including any amendments to the foregoing reports, as soon as is reasonably practicable after such material is electronically filed with, or furnished to, the SEC. These materials along with our Code of Business Conduct and Ethics are also available through our corporate website at www.mgtci.com. A copy of this Annual Report is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1–800–SEC–0330. The public may also download these materials from the SEC’s website at http://www.sec.gov. Any amendments to, and waivers of, our Code of Business Conduct and Ethics will be posted on our corporate website. The Company is not including the information contained at mgtci.com as a part of this Annual Report.

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

Our commercial results have been limited. Historically, the Company has not generated significant revenues to fund its operations, and the Company cannot be certain that revenues will be sufficient to fund operations for the foreseeable future. The Company’s primary source of operating funds since inception has been debt and equity financings. The Company has also earned a limited amount of revenue through its Bitcoin operations. At December 31, 2018, MGT’s cash and cash equivalents were approximately $96.

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

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2018, the Company had incurred significant operating losses since inception, and continues to generate losses from operations, and has an accumulated deficit of $405,285. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements incorporated in this Annual Report do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The further development and acceptance of Bitcoin and other cryptographic and algorithmic protocols governing the issuance of transactions in Bitcoin and other digital currencies, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of Bitcoin may adversely affect our results of operations.

The use of digital currencies such as Bitcoin to, among other things, buy and sell goods and services, and the acquisition of digital currencies as an investment, is part of a new and rapidly evolving industry that employs digital assets based upon a computer-generated mathematical and/or cryptographic protocol. Bitcoin is a prominent, but not a unique part of this industry. The growth of this industry in general, and Bitcoin in particular, is subject to a high degree of uncertainty. The factors affecting the further development of this industry, include, but are not limited to:

●	continued worldwide growth in the adoption and use of Bitcoin and other digital currencies;
●	government and quasi-government regulation of Bitcoin and other digital assets and their use, or restrictions on or regulation of access to and operation of the Bitcoin network or similar digital asset systems;
●	changes in consumer demographics and public tastes and preferences;

●	the maintenance and development of the open-source software protocol of the Bitcoin network;
●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;
●	general economic conditions and the regulatory environment relating to digital assets; and
●	negative consumer perception of Bitcoin specifically and cryptocurrencies generally.

A decline in the popularity or acceptance of Bitcoin may adversely affect our results of operations.

Currently, there is relatively small use of Bitcoin in the retail and commercial marketplace in comparison to relatively large use by speculators, thus contributing to price volatility that could adversely affect our results of operations.

Bitcoin has only recently become accepted as a means of payment for goods and services by certain major retail and commercial outlets, and use of Bitcoin by consumers to pay such retail and commercial outlets remains limited. Conversely, a significant portion of Bitcoin demand is generated by speculators and investors seeking to profit from the short- or long-term holding of Bitcoin. Many industry commentators believe that Bitcoin’s best use case is as a store of wealth, rather than as a currency for transactions, and that other cryptocurrencies having better scalability and faster settlement times will better serve as currency. This could limit Bitcoin’s acceptance as transactional currency. A lack of expansion by Bitcoin into retail and commercial markets, or a contraction of such use, may result in increased volatility or a reduction in the Bitcoin Index Price, either of which could adversely affect our results of operations.

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

Any Bitcoin we mine may be subject to loss, damage, theft or restriction on access.

There is a risk that some or all of the Bitcoin we mine could be lost, stolen or destroyed. Although we will seek to use various technology to minimize the risk of loss, damage and theft, we cannot guarantee the prevention of such loss, damage or theft, whether caused intentionally, accidentally or by an act of God. Access to our Bitcoin could also be restricted by natural events (such as an earthquake or flood) or human actions (such as a terrorist attack). Any of these events may adversely affect our operations. In addition, government regulations in the United States and abroad could materially alter the landscape for Bitcoin and other cryptocurrencies use and accessibility, including through tax regulations, restrictions on use in transactions and regulation or prohibition of cryptocurrency exchanges.

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

We use a third–party mining pool to receive our mining rewards from the network. Bitcoin mining pools allow miners to combine their computing power, increasing their chances of solving a block and getting paid by the network. The rewards are distributed by the pool operator, proportionally to our contribution to the pool’s overall mining power, used to generate each block. Should the pool operator’s system suffer downtime due to a cyber-attack, software malfunction or other similar issues, it will negatively impact our ability to mine and receive revenue.

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

To the extent that the profit margins of Bitcoin mining operations are not high, operators of Bitcoin mining operations are more likely to immediately sell Bitcoin earned by mining in the market, resulting in a reduction in the price of Bitcoin that could adversely impact the Company and similar actions could affect other cryptocurrencies.

Over the past two years, Bitcoin mining operations have evolved from individual users mining with computer processors, graphics processing units and first generation ASIC servers. Currently, new processing power is predominantly added by incorporated and unincorporated “professionalized” mining operations. Professionalized mining operations may use proprietary hardware or sophisticated ASIC machines acquired from ASIC manufacturers. They require the investment of significant capital for the acquisition of this hardware, the leasing of operating space (often in data centers or warehousing facilities), incurring of electricity costs and the employment of technicians to operate the mining farms. As a result, professionalized mining operations are of a greater scale than prior miners and have more defined, regular expenses and liabilities. These regular expenses and liabilities require professionalized mining operations to more immediately sell Bitcoin earned from mining operations, whereas it is believed that individual miners in past years were more likely to hold newly mined Bitcoin for more extended periods. The immediate selling of newly mined Bitcoins greatly increases the supply of Bitcoin, creating downward pressure on the price of Bitcoin.

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

Political or economic crises may motivate large-scale sales of Bitcoin and Ethereum, or other cryptocurrencies, which could result in a reduction in value and adversely affect the Company.

As an alternative to fiat currencies that are backed by central governments, digital assets such as Bitcoin and Ethereum, which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of Bitcoins and Ethereum and other cryptocurrencies either globally or locally. Large-scale sales of Bitcoin and Ethereum or other cryptocurrencies would result in a reduction in their value and could adversely affect the Company. Such circumstances could have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account.

It may be illegal now, or in the future, to acquire, own, hold, sell or use Bitcoin, Ethereum, or other cryptocurrencies, participate in the Blockchain or utilize similar digital assets in one or more countries, the ruling of which could adversely affect the Company.

Although currently Bitcoin, Ethereum, and other cryptocurrencies, the Blockchain and digital assets generally are not regulated or are lightly regulated in most countries, including the United States, one or more countries such as China and Russia may take regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell or use these digital assets or to exchange for fiat currency. Such restrictions may adversely affect the Company. Such circumstances could have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which could have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account and harm investors.

If regulatory changes or interpretations require the regulation of Bitcoin or other digital assets under the securities laws of the United States or elsewhere, including the Securities Act of 1933, the Securities Exchange Act of 1934 (the “Exchange Act”) and the Investment Company Act of 1940 or similar laws of other jurisdictions and interpretations by the SEC, the Commodity Futures Trading Commission (the “CFTC”), the Internal Revenue Service (“IRS”), Department of Treasury or other agencies or authorities, the Company may be required to register and comply with such regulations, including at a state or local level. To the extent that the Company decides to continue operations, the required registrations and regulatory compliance steps may result in extraordinary expense or burdens to the Company. The Company may also decide to cease certain operations. Any disruption of the Company’s operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to the Company.

Current and future legislation and SEC rulemaking and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which Bitcoin or other cryptocurrency is viewed or treated for classification and clearing purposes. In particular, Bitcoin and other cryptocurrency may not be excluded from the definition of “security” by SEC rulemaking or interpretation requiring registration of all transactions, unless another exemption is available, including transacting in Bitcoin or cryptocurrency amongst owners and require registration of trading platforms as “exchanges” such as Coinsquare. The Company cannot be certain as to how future regulatory developments will impact the treatment of Bitcoin and other cryptocurrencies under the law. If the Company fails to comply with such additional regulatory and registration requirements, the Company may seek to cease certain of its operations or be subjected to fines, penalties and other governmental action. Such circumstances could have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which could have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account and harm investors.

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

Demand for Bitcoin is driven, in part, by its status as the most prominent and secure digital asset. It is possible that a digital asset other than Bitcoin could have features that make it more desirable to a material portion of the digital asset user base, resulting in a reduction in demand for Bitcoins.

Bitcoin holds a “first-to-market” advantage over other digital currencies. This first-to-market advantage is driven in large part by having the largest user base and, more importantly, the largest combined mining power in use. Having a large mining network results in greater user confidence regarding the security and long-term stability of a digital asset’s network and its Blockchain; as a result, the advantage of more users and miners makes a digital asset more secure, which makes it more attractive to new users and miners, resulting in a network effect that strengthens the first-to-market advantage. Nonetheless, it is possible that another form of digital currency could become materially popular due to either a perceived or exposed shortcoming of the Bitcoin network or a perceived advantage of another form of digital currency. If another form of digital currency obtains significant market share, this could reduce the profitability of our Bitcoin operations.

Because the number of Bitcoin awarded for solving a block in the Bitcoin network Blockchain continually decreases, miners must invest in increasing processing power to maintain their yield of Bitcoins, which might make Bitcoin mining uneconomical for the Company.

The award of new Bitcoin for solving blocks continually declines, so that Bitcoin miners must invest in increasing processing power in order to maintain or increase their yield of Bitcoin. The Company is committed to increasing its investment in its Bitcoin mining operations, but if the pricing of Bitcoin were to decline significantly, there can be no assurance that the Company would be able to recover its investment in the computer hardware and processing power required to upgrade its mining operations. There can, moreover, be no assurance that the Company will have the resources to upgrade its processing power in order to maintain the continuing profitability of its Bitcoin mining operations. Also, the developers of the Bitcoin network or other programmers could propose amendments to the network’s protocols and software that, if accepted, might require the Company to modify its Bitcoin operations, and increase its investment in Bitcoin, in order to maintain profitability. There can be no assurance, however, that the Company will be able to do so.

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

A number of law firms have filed claims, or announced an intention to file, on behalf of stockholders of the Company, alleging that the company has violated the Exchange Act. While the Company believes that there are no merits to claims that the Company violated applicable securities laws, the results of any investigation, or the outcome of any claims that may brought against us, if any, cannot be predicted with certainty. Moreover, regardless of the outcome, investigations can have an adverse impact on us because they may entail a significant amount of costs to defend the Company against any claims, such claims may negatively affect morale of employees and may divert the attention of management.

A claim has been filed against the Company’s former Chief Executive Officer alleging violations of federal securities laws.

On September 7, 2018, the SEC commenced a legal action in the United States District Court for the Southern District of New York (the “Court”) naming as defendant Robert Ladd, the Company’s then Chief Executive Officer and President, among others. The SEC filed civil charges against multiple individuals and entities who are alleged to have violated the securities laws in connection with certain microcap stocks. To our knowledge there is no other ongoing investigation by any government agency related to the Company or any of its officers or directors. We cannot predict the outcome or impact of any ongoing matters, and there exists the possibility that we could be subject to liability, penalties and other restrictive sanctions and adverse consequences if the SEC, the Department of Justice, or any other government agency were to pursue legal action in the future. Moreover, we expect to incur costs in responding to related requests for information and subpoenas, and if instituted, in defending against any governmental proceedings.

The Company has received a subpoena from the SEC.

On September 15, 2016, the Company received a subpoena from the SEC requesting certain information from the Company, and in December 2017 our President and Chief Executive Officer also received a subpoena from the SEC. Except as detailed in the previous paragraph, we have no indication or reason to believe that the Company or its officers or directors are or will be the subject of any enforcement proceedings. The Company has publicly announced its receipt of the subpoena and is fully cooperating to comply with the SEC’s request. Nevertheless, response to the subpoena has entailed, and may continue to entail legal costs and the diversion of management’s attention, and the issuance of the subpoena may create a perception of wrongdoing that could be harmful to our business.

Risks Related to Our Stock

The Company is subject to the risks relating to penny stocks.

Trading in our Common Stock is also subject to the requirements of certain rules promulgated under the Exchange Act. These rules require additional disclosure by broker–dealers in connection with any trades involving a stock defined as a “penny stock” and impose various sales practice requirements on broker–dealers who sell penny stocks to persons other than established customers and accredited investors, generally institutions. These additional requirements may discourage broker–dealers from effecting transactions in securities that are classified as penny stocks, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell such securities in the secondary market. A penny stock is defined generally as any non–exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

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

Our board of directors is authorized to issue up to 10,000,000 shares of preferred stock with powers, rights and preferences designated by it. Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of the Company. The ability of the Board to issue such additional shares of preferred stock, with such rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of the Company by tender offer or other means. Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause. Moreover, the issuance of such additional shares of preferred stock to persons friendly to the board of directors could make it more difficult to remove incumbent officers and directors from office even if such removal would be favorable to stockholders generally. In addition, the Board is authorized to issue up to 2,500,000,000 shares of Common Stock. The issuance of these authorized but unissued shares of Common Stock may dilute the ownership interests of existing stockholders and may have a dilutive effect on our Common Stock.

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

The Company has a mining operation in the state of Colorado under a lease that expires on November 1, 2010. The Company is in the process of negotiating a formal management agreement with respect to a mining operation in Ohio. The Company had a month-to-month mining operation in Washington which it terminated on March 22, 2019.

Item 3. Legal Proceedings

In September 2016, various shareholders in the Company filed putative class action lawsuits against the Company, its president and certain of its individual officers and directors. The cases were filed in the United States District Court for the Southern District of New York and alleged violations of federal securities laws and seek damages. On April 11, 2017, those cases were consolidated into a single action (the “2016 Securities Class Action”) and two individual shareholders were appointed lead plaintiffs by the Court. On June 30, 2017, the lead plaintiffs filed an amended complaint.

On August 29, 2017, the defendants moved to dismiss the amended complaint, which the plaintiffs opposed. The Court heard oral argument on the motion to dismiss on February 7, 2018. On February 27, 2018, the Court issued a Memorandum and Order dismissing the 2016 Securities Class Action in its entirety, with prejudice. The time for plaintiffs to file a notice of appeal expired on March 30, 2018.

Separately, on September 15, 2016, the Company received a subpoena from the SEC and in December 2017, the Company’s former Chief Executive Officer and President received a subpoena from the SEC. The Company has cooperated fully with the SEC and its staff in a timely manner. The Company intends to fully comply with any additional requests the Company may receive from the SEC in the future.

On January 24, 2017, the Company was served with a summons and complaint filed by plaintiff shareholder Atul Ojha in New York state court against certain officers and directors of the Company, and naming the Company as a nominal defendant. The lawsuit is styled as a derivative action (the “Ojha Derivative Action”) and was originally filed (but not served on any defendant) on October 15, 2016. The Ojha Derivative Action substantively alleges that the defendants, collectively or individually, inadequately managed the business and assets of the Company resulting in the deterioration of the Company’s financial condition. The Ojha Derivative Action asserts claims including, but not limited to, breach of fiduciary duties, unjust enrichment and waste of corporate assets. On February 27, 2017, the parties to the Ojha Derivative Action executed a stipulated stay of proceedings pending resolution of the 2016 Securities Class Action. Shortly after issuance of the February 27, 2018, ruling dismissing the 2016 Securities Class Action, the parties to the Ojha Derivative Action agreed to extend the stay indefinitely, with the plaintiff having the option to vacate the stay on thirty days’ notice. Should the plaintiff seek to vacate the stay, the Company will address and defend the Ojha Derivative Action.

On September 7, 2018, the SEC commenced a legal action in the United States District Court for the Southern District of New York (the “SEC Action”) which asserts civil charges against multiple individuals and entities who are alleged to have violated the securities laws by engaging in pump-and-dump schemes in connection with certain microcap stocks and three unidentified companies. The Company is one of the three unidentified companies but is not named as a defendant. However, the SEC named as defendants Robert Ladd, the Company’s former Chief Executive Officer and President, as well as certain individuals alleged to have participated in the schemes while they were stockholders in the Company, among others. The SEC filed an amended complaint in the SEC Action on March 8, 2019. The Company, through its counsel, is monitoring the progress of the SEC Action.

In September 2018 and October 2018, various shareholders of the Company filed putative class action lawsuits against the Company, its former Chief Executive Officer and certain of its individual officers and shareholders, alleging violations of federal securities laws and seeking damages (the “2018 Securities Class Actions”). The 2018 Securities Class Action followed and referenced the allegations made against the Company’s former Chief Executive Officer and others in the SEC Action. The first putative class action lawsuit was filed on September 28, 2018, in the United States District Court for the District of New Jersey, and alleges that the named defendants engaged in a pump-and-dump scheme to artificially inflate the price of the Company’s stock and that, as a result, defendants’ statements about the Company’s business and prospects were materially false and misleading and/or lacked a reasonable basis at relevant times. The second putative class action was filed on October 9, 2018, in the United States District Court for the Southern District of New York and makes similar allegations. The Company intends to defend against the 2018 Securities Class Actions vigorously.

In November 2018, the Company’s board received a shareholder demand letter dated November 6, 2018, from shareholders Nicholas Fulton and Kelsey Thacker (the “Fulton Demand”). The Fulton Demand referenced the SEC Action and the allegations therein, and demanded that the board take action to investigate, address and remedy the allegations raised in the SEC Action. The Company’s counsel has communicated with counsel for the shareholders, advising them concerning the existence and status of the 2018 Securities Class Actions, the Ojha Derivative Action, and the Thomas Derivative Action (defined below). Shareholders’ counsel has indicated a general willingness to defer further action until resolution of the 2018 Securities Class Actions, and counsel continue to communicate concerning the details.

On December 12, 2018, a shareholder derivative action was filed by shareholder Bob Thomas against the Company and certain of its current and former directors, officers and shareholders in New York state court, alleging breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste and seeking declaratory relief and damages (the “Thomas Derivative Action”). The underlying allegations in the Thomas Derivative Action largely repeat the allegations of wrongdoing in the 2018 Securities Class Actions. Based on recent communications between the Company’s counsel and plaintiff’s counsel in the Thomas Derivative Action, plaintiff intends to seek consolidation of this case with the Ojha Derivative Action, and then to stay the consolidated derivative action pending resolution of the 2018 Securities Class Actions. The Company-related defendants’ time to respond to the Thomas Derivative Action has been extended until thirty days after the Court rules on plaintiff’s motion.

With respect to the Thomas Derivative Action, plaintiffs’ counsel have indicated that they intend to move for an order consolidating the Thomas Derivative Action with the shareholder derivative action captioned Oiha v. Ladd, et al., Index No. 65647/2016 (New York Supreme Court, Westchester County) and staying the consolidated action pending resolution of the pending parallel class actions captioned Klinabera v. MGT Capital Investments, et al.. No. 2:18-cv-14380 (United States District Court, District of New Jersey), and Guver v. MGT Capital Investments. Inc., et al.. No. 1:18-cv-09228 (United States District Court, Southern District of New York). Plaintiffs’ counsel in the Thomas Derivative Action have also extended the Company’s time to respond to the complaint until 30 days after the Court rules on that motion.

The Company believes that the claims in the actions filed against the Company are without merit and intends to vigorously defend against these actions.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer’s Purchases Of Equity Securities

Market Information

Our Common Stock is traded on the OTC QB tier of OTC Markets LLC under the symbol “MGTI.”

The following table sets forth the high and low last reported sales prices of our Common Stock for each quarterly period during 2019, 2018 and 2017.

	High	Low
2019
First quarter	$0.12	$0.03

2018
Fourth quarter	$0.19	$0.05
Third quarter	1.08	0.10
Second quarter	2.18	0.68
First quarter	5.39	1.21

2017
Fourth quarter	$8.14	$1.54
Third quarter	4.26	0.92
Second quarter	1.45	1.45
First quarter	1.37	1.37

Holders

On April 15, 2019, the Company’s Common Stock closed on the OTC QB tier of OTC Markets LLC at $0.06 per share and there were 359 stockholders of record.

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

Towards the end of 2017, we determined that there was inadequate electric power in Washington to support our growth, and we moved swiftly to find a new facility to conduct our mining operations. By the end of 2017, we made the decision to move our principal mining operations to northern Sweden, a geographic location with historically low ambient temperatures and available inexpensive electricity. We entered into the Hosting Agreement with Beacon, pursuant to which Beacon agreed to deliver a turn-key solution in northern Sweden with up to 15 megawatts of electricity capacity, including a facility with power, cooling, and hosting services for a fixed price of $810 per month. The facility in Sweden is owned by the city of Älvsbyn and leased by a subsidiary of Beacon. Beacon committed to provide a fully functional facility by the end of March 2018. The Hosting Agreement required us to pay $1,620 to Beacon, representing the first and last month of service. During the first quarter of 2018, we took delivery of an additional 2,000 Bitcoin mining machines in Sweden and moved 4,300 machines (including 2,100 investor-owned machines) from Washington to Sweden.

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

Subsequent to May 16, 2018, we intensified our efforts to determine the extent of Beacon’s non-performance under the Hosting Agreement. Management made several more trips to Sweden to supervise the completion of the facility as well as investigate Beacon’s accounting records. We determined that Beacon also was faced with unpaid invoices from various material and service providers to the facility.

Beginning in late May 2018, we took steps to become the direct operator of the Swedish facility to gain control of the situation, protect our assets, and maximize operational capacity as quickly as possible. These actions included paying some of the outstanding amounts owed by Beacon in order to maintain key vendor relationships needed to complete the facility. We also formed MGT Sweden AB in anticipation of assuming the building lease and the power agreements.

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

Continuing issues arising from poor engineering and demands from the electric utility forced us to devote a significant amount of time and effort to the operations in Sweden. Further, we determined that the financial investment to fully assume the position of Beacon was excessive. Simultaneously, based on an analysis of available facilities in the United States, we concluded that the United States provided hosting opportunities for us. On September 24, 2018, the combination of these factors led us to decide to forgo any further monetary investment in Sweden. We have subsequently relocated all the miners in Sweden to facilities in Colorado and Ohio.

As of December 31, 2018, MGT owned and operated approximately 500 miners located in a leased facility in Quincy, Washington. Prior to the relocation of the mining assets to the United States, the Company conducted a physical observation concluding there were approximately 5,750 operating machines in Sweden. In connection with the relocation to the U.S., approximately 3,000 machines were shipped to Colorado and 2,750 machines were shipped to Ohio. Of the 5,750 machines relocated to the U.S, 3,800 of these machines are owned by the Company, while the remaining machines are investor owned. All miners owned or managed by us are S9 Antminers sold by Bitmain Technologies LTD. In addition to the S9 Antminers, we own 50 custom designed GPU-based Ethereum mining rigs. During the year ended December 31, 2018, we mined 245 Bitcoin for total revenue of $2,010. In addition, the miners we operate pursuant to the management agreements mined 184 Bitcoin during the same period.

Based on the significant decline in the price of Bitcoin during the year ended December 31, 2018, the Company performed a recoverability test of its cryptocurrency mining assets. Due to the unpredictable volatility of bitcoin’s price, the Company believes there are indications that the decrease in Bitcoin’s price could be other than temporary. Accordingly, the Company decided to fully impair its cryptocurrency mining assets as of December 31, 2018. In addition to the $3,668 impairment charge recorded in the third quarter of 2018, the Company recorded an additional impairment charge of $2,677 during the fourth quarter of 2018. As of December 31, 2018, the Company’s cryptocurrency mining assets have no carrying value on the Company’s balance sheet, however, they are still operational and management plans to commence mining in the Colorado and Ohio locations upon improvement of Bitcoin economics.

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

The Company has elected to apply the modified retrospective method and the impact was determined to be immaterial on the consolidated financial statements. Accordingly, the new revenue standard has been applied prospectively in our consolidated financial statements from January 1, 2018 forward and reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods.

The Company has performed an analysis and identified its revenues and costs that are within the scope of the new guidance. The Company determined that its methods of recognizing revenues have not been significantly impacted by the new guidance.

The Company’s primary revenue stream is related to the mining of digital currencies. The Company derives its revenue by solving “blocks” to be added to the blockchain and providing transaction verification services within the digital currency networks of cryptocurrencies, such as Bitcoin and Ethereum, commonly termed “cryptocurrency mining.” In consideration for these services, the Company receives digital currency (“Coins”). The Coins are recorded as revenue, using the average spot price of Bitcoin on the date of receipt. The Coins are recorded on the balance sheet as inventory at the lower of cost or net realizable value. Any gain or loss on sale would be recorded to cost of revenues. Costs of revenues includes equipment depreciation, rent, and electricity costs. Net realizable value adjustments, to reduce the value of the Coins to their market value, is included in cost of revenue on the Company’s consolidated statements of operations.

Due to a lack of authoritative and non-authoritative guidance, the Company had previously recorded the Coins as a security, where the Company would record revaluation gains and losses to cost of revenue. As of September 30, 2018, the Company reviewed certain non-authoritative guidance and changed its accounting policy to reflect that its Coins should be an Intangible Digital asset. The Company determined that this change in accounting policy had no effect on its previously filed financial statements.

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

Impairment

Under the guidance of ASC 360, a long-lived asset (or asset group) should be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Based on the significant decline in the price of Bitcoin during the year ended December 31, 2018, the Company performed a recoverability test, in which it measured the undiscounted cash flows of its cryptocurrency mining assets. This recoverability test indicated that its cryptocurrency mining assets might be impaired. The Company then performed the second step of the analysis, whereby it measured the fair value of the cryptocurrency mining assets. The Company used a weighted approach where it measured both the discounted cash flows expected from the cryptocurrency mining assets as well as determining the market value of the assets. The Company does not believe that the mining assets will provide value to the Company’s structure. Furthermore, from December 31, 2017 through December 31, 2018, the price of Bitcoin dropped by more than two-thirds. Due to the unpredictable volatility of Bitcoin’s price, the Company believes there are indications that the decrease in Bitcoin’s price could be other than temporary. Based on the aforementioned reasons, the Company has decided to fully impair the long-lived assets as of December 31, 2018.

Recent accounting pronouncements

Note 3 to our audited consolidated financial statements appearing elsewhere in this report includes Recent Accounting Pronouncements.

Results of operations

Years ended December 31, 2018 and 2017

Revenues

Our revenues for the year ended December 31, 2018 decreased by $1,104, or 35.2%, to $2,030 as compared to $3,134 for the year ended December 31, 2017. Our revenue is derived from cryptocurrency mining. The decrease in revenues is a result of decrease in the price of Bitcoin during 2018. Additionally, our mining machines in Sweden were dormant for the fourth quarter of 2018 in connection with the move back to the U.S.

Operating Expenses

Operating expenses for the year ended December 31, 2018 increased by $1,211, or 4.9%, to $25,953 as compared to $24,742 for the year ended December 31, 2017. The increase in operating expenses was primarily due to an increase of $2,689 in cost of sales from cryptocurrency mining operations resulting from additional costs to operate in Sweden, an impairment charge to the Company’s cryptocurrency mining assets of $6,345 and a charge of $2,499 for the Sweden restructuring with no similar costs in 2017, offset by a decrease in general and administrative expenses of $9,537 explained below, a $482 decrease in sales and marketing and research and development costs related to the termination of the Company’s cybersecurity business in the first quarter of 2018.

The decrease in general and administrative expenses of $9,537, or 42.7%, to $12,816 as compared to $22,353 for the year ended December 31, 2017 was primarily due to a decrease in stock-based compensation of $10,178 primarily as a result of a decrease in the Company stock price used to measure stock compensation compared to the prior year, and a decrease in legal and professional fees of $520 primarily resulting from settlement of certain legal matters during 2018, offset by an increase in payroll and related expenses of $472 primarily for the appointment of a Chief Financial Officer and Chief Operating Officer in 2018 and administrative costs to operate our Sweden facility of $983 with no similar costs in 2017.

Other Income and Expense

For the year ended December 31, 2018, non–operating income and expenses consisted of a gain on extinguishment of debt of $1,295, offset by interest expense of $3, accretion of debt discount of $905, a warrant modification expense of $139, and a loss on disposal of investments and assets of $174. During the comparable period ended December 31, 2017, non–operating expenses consisted of inducement expense of $20,312, accretion of debt discount of $5,627, interest expense of $385, all related to the conversion of all our outstanding notes payable and a loss on sale of investments of $2,871, offset by a gain on sales of property and equipment of $370.

Liquidity and capital resources

Sources of Liquidity

We have historically financed our business through the sale of debt and equity interests. We have incurred significant operating losses since inception and continue to generate losses from operations and as of December 31, 2018 have an accumulated deficit of $405,285. At December 31, 2018, our cash and cash equivalents were $96 and our working capital deficit was $2,079. As of December 31, 2018, we had notes payable outstanding with a face value of $3,200.

Management’s plans include overseeing the operation of approximately 5,750 cryptocurrency mining machines in Colorado and Ohio and continue to execute on an expansion model to secure low cost power and grow its cryptocurrency assets. As discussed in Note 1 to the audited consolidated financial statements, the Company experienced additional delays and costs due to the non-performance of a key vendor. The Company has relocated all its miners from Sweden to facilities in Colorado and Ohio. Based on current budget assumptions, the Company believes that it will be able to meet its operating expenses and obligations for one year from the date these consolidated financial statements are issued. The Company will need to raise additional funding to grow its operations and to pay current maturities of debt. There can be no assurance however that the Company will be able to raise additional capital when needed, or at terms deemed acceptable, if at all. Such factors raise substantial doubt about the Company’s ability to sustain operations for at least one year from the issuance of these consolidated financial statements. Management’s plans, including the operation of its existing cryptocurrency mining machines, the raising of additional capital and potentially curtailing its operations alleviate such substantial doubt. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The price of Bitcoin is volatile, and fluctuations are expected. Declines in the price of Bitcoin has a negative impact in our operating results and liquidity and could harm the price of our Common Stock. Movements may be influenced by various factors, including, but not limited to, government regulation, security breaches experienced by service providers, as well as political and economic uncertainties around the world. Since we record revenue based on the price of earned Bitcoin and we may retain such Bitcoin as an asset or as payment for future expenses, the relative value of such revenues may fluctuate, as will the value of any Bitcoin we retain. The high and low exchange rate per Bitcoin for the year ending December 31, 2018, as reported by Blockchain.info, were approximately $3 and $17 respectively.

The Company’s primary source of operating funds has been through debt and equity financing. On August 30, 2018, the Company and L2 Capital, LLC (“L2 Capital”), a Kansas limited liability company, entered into an equity purchase agreement (the “Equity Purchase Agreement”), pursuant to which the Company may issue and sell to L2 Capital from time to time up to $35,000 of the Company’s Common Stock that is registered with the SEC under a registration statement on a Form S–3. The amount of the Equity Purchase Agreement was amended to $50,000 on December 3, 2018. During the year ended December 31, 2018, the Company issued 33,650,000 shares of its Common Stock in exchange for $2,459. During the period January 1, 2019 through April 15, 2019, the Company issued 58,600,000 shares of its Common Stock in exchange for $3,277. On April 16, 2019, the Company’s registration statement on Form S–3 lost its effectiveness as the aggregate market value of the Company’s Common Stock held by non-affiliates was below the regulatory threshold of $75,000. Therefore the Company will not be able to use its Equity Purchase Agreement as a source of operating funds until such time as the Common Stock potentially issuable under the Equity Purchase Agreement is subject to an effective Registration Statement.

Sale of Preferred Stock

On April 12, 2019, the Company’s Board of Directors approved the authorization of 200 shares of Series C Convertible Preferred Stock with a par value of $0.001 and a stated value of $10,000 per share (“Preferred Shares”). The holders of the Preferred Shares are not entitled to vote their shares or receive dividends. At any time prior to the one-year anniversary from the issuance date, the Company may redeem the Preferred Shares at 1.4 times the Stated Value, following which the Company may redeem the Preferred Shares at 1.2 times the Stated Value.

Each Preferred Share is convertible into shares of the Company’s common stock in an amount equal to the greater of: (a) 200,000 shares of common stock or (b) the amount derived by dividing the Stated Value by the product of 0.7 times the market price of the Company’s common stock, defined as the lowest trading price of the Company’s common stock during the ten day period preceding the conversion date. The holder may not convert any Preferred Shares if the total amount of shares, together with holdings of its affiliates, following a conversion shall exceed 9.99% of the Company’s commons stock. The common shares issued upon conversion have been registered under the Company’s registration statement on Form S-3. On April 12, 2019, the Company sold 190 Preferred Shares for $2,000.

Sale of Common Stock

On April 12, 2019, the Company entered into a Purchase Agreement with an accredited investor whereby it sold 17,500,000 shares of its common stock for $525 pursuant to the Company’s registration statement on Form S-3.

	Years ended December 31,
	2018	2017
Cash (used in) / provided by
Operating activities	$(8,763)	$(2,377)
Investing activities	(6,507)	(3,065)
Financing activities	5,847	14,616
Net (decrease) increase in cash and cash equivalents	$(9,423)	$9,174

Cash Flows

Operating activities

Net cash used in operating activities was $8,763 for the year ended December 31, 2018 as compared to $2,377 for the year ended December 31, 2017. Cash used in operating activities for the year ended December 31, 2018 primarily consisted of a net loss of $23,849 partially offset by non-cash charges of $15,961 primarily consisting of: stock-based compensation of $6,402, an impairment charge of $6,345 to the Company’s intangible cryptocurrency mining assets, depreciation expense of $3,291, amortization of debt discount of $905, partially offset by a gain on extinguishment of debt of $1,295, less a change in working capital excluding cash of $875. Cash used in operating activities for the year ended December 31, 2017 primarily consisted of a net loss of $50,433, partially offset by non-cash charges of $46,546 primarily consisting of: inducement expense of $20,312, stock-based compensation of $16,574 and impairment/loss on sale of long-term investments of $2,787, amortization of debt discount of $5,627, depreciation and amortization expense of $1,111, plus a decrease due to changes in working capital of $1,510.

Investing activities

Net cash used in investing activities was $6,507 for the year ended December 31, 2018 as compared to net cash used in investing activities of $3,065 for the year ended December 31, 2017. Net cash used in investing activities for the year ended December 31, 2018 was primarily due to our purchases of property and equipment of $6,994 partially offset by proceeds from the sale of property and equipment of $427 and proceeds from the sale of our cybersecurity assets of $60. During the year ended December 31, 2017, the Company used $4,067 in the purchase of property and equipment, and realized $26 in net proceeds from sales of various investments in the open market and $976 from the sale of property and equipment.

Financing activities

During the year ended December 31, 2018, cash provided by financing activities totaled $5,847, which includes $5,200 from the net proceeds of notes payable, $1,309 from the sale of Common Stock under our equity purchase agreement, $80 from private placements of our Common Stock and $907 from the exercise of stock purchase warrants offset by $1,649 from the repayments of notes payable. During the year ended December 31, 2017, cash provided by financing activities totaled $14,616, comprised of $4,971 in net proceeds from convertible debt instruments, $395 from the proceeds of exercise of warrants, $100 from the proceeds from the sale of common stock warrants and $9,150 from the proceeds of a private placement of Common Stock.

Off–balance sheet arrangements

As of December 31, 2018 we had no obligations, assets or liabilities which would be considered off–balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off–balance sheet arrangements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as December 31, 2018 due to a material weakness in our internal control over financial reporting as described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer), we performed a complete documentation of the Company’s significant processes and key controls, and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2018 due to the material weaknesses described below.

A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5 as a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We determined that our internal control of financial reporting had the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2018, there were no changes in internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Position
H. Robert Holmes	74	Interim President and Chief Executive Officer, Chairman of the Board, Chairman of the Compensation and of the Nominating/Corporate Governance Committee, Audit Committee Member, Director
Michael Onghai	48	Chairman of the Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee Member, Independent Director
Robert B. Ladd	60	Director
Robert S. Lowrey	58	Chief Financial Officer, Treasurer and Secretary
Stephen Schaeffer	51	Chief Operating Officer

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

H. Robert Holmes was elected as a director in May 2012 and was appointed Interim President and Chief Executive Officer on September 10, 2018. From 2008 to 2012, Mr. Holmes has served on the board of Dejour Energies Inc. (NYSE–MKT: DEJ, 2008–2013). Mr. Holmes was the founder and general partner of Gilford Partners Hedge Fund. From 1980 to 1992, Mr. Holmes was the Co–Founder, and President of Gilford Securities, Inc. Previously, Mr. Holmes served in various positions with Paine Webber and Merrill Lynch. Mr. Holmes has served on the Board of Trustees North Central College in Naperville, II; Board of Trustees of Sacred Heart Schools, Chairman of Development Committee, in Chicago, IL; Board of Trustees of Crested Butte Academy where he was Chairman of Development Committee; and the Board of Trustees Mary Wood Country Day School, Rancho Mirage, CA. The Board believes that Mr. Holmes has the experience, qualifications, attributes and skills necessary to serve as a director because of his years of business experience and service as a director for many companies over his career.

Michael Onghai was appointed a director in May 2012. Mr. Onghai has been the CEO of LookSmart (OTC: LKST), since February 2013. He has been the founder and Chairman of AppAddictive, an advertising and social commerce platform since July 2011. Mr. Onghai is the President of Snowy August Management LLC, a special situations fund concentrating on the Asian market, spin–offs and event–driven situations. Mr. Onghai is the founder of Stock Sheet, Inc., and Daily Stocks, Inc. – the web’s early providers of financial information and search engine related content for financial information. Mr. Onghai has founded several other internet technology companies for the last two decades. Mr. Onghai is an advisor to several internet incubators and is a panelist who advises FundersClub on which companies to accept for its pioneering venture capital platform. Mr. Onghai has earned his designation as a Chartered Financial Analyst (2006) and holds a B.S. in Electrical Engineering and Computer Science from the University of California, Los Angeles and graduated from the Executive Management Certificate Program in Value Investing (The Heilbrunn Center for Graham & Dodd Investing) Graduate School of Business at Columbia Business School. The Board believes that Mr. Onghai has the experience, qualifications, attributes and skills necessary to serve as a director and chairman of the Audit Committee because of his years of business experience and financial expertise.

Robert B. Ladd joined the Company in December 2010 as a Director. He was named Interim President and CEO in February 2011, and appointed President and CEO in January 2012, positions held continuously with the exception of November 2016 through August 2017, a period during which Mr. Ladd was President. He also served as our Interim CFO from November 2015 through February 2018. On September 10, 2018, Mr. Ladd took a leave of absence from his positions as President and Chief Executive Officer. Mr. Ladd is also the Managing Member of Laddcap Value Advisors, LLC, which serves as the investment manager for various private partnerships, including Laddcap Value Partners LP. Prior to forming his investment partnership in 2003, Mr. Ladd was a Managing Director at Neuberger Berman Group. Mr. Ladd is a former Director of InFocus Systems, Inc. (NASDAQ – INFS, 2007 to 2009), and served on the boards of Delcath Systems, Inc. (NASDAQ – DCTH, 2006–2012) and Pyxis Tankers (NASDAQ – PXS, 2016 – 2017). Mr. Ladd has earned his designation as a Chartered Financial Analyst (1986). Based on Mr. Ladd’s familiarity with the Company in serving as our Chief Executive Officer since 2011 and his overall background and experience as an executive in the financial industry, the Nominating and Corporate Governance Committee of the Board concluded that Mr. Ladd has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board.

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

Stephen Schaeffer was appointed as Chief Operating Officer on July 11, 2018. Mr. Schaeffer most recently served as the Company’s President of MGT Crypto-Capital Strategies since August 2017. For the five years prior to joining MGT, Mr. Schaeffer was self-employed building and operating large scale crypto mining centers.

Family Relationships

There are no family relationships among any of the Company’s directors and executive officers.

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

Code of Business Conduct and Ethics

On July 11, 2018, the Board revised the Code of Business Conduct and Ethics which applies to all directors and employees including the Company’s principal executive officer, principal financial officer and principal accounting officer or persons performing similar functions. Prior to July 11, 2018, the Company’s employees and directors were subject to the previous Code of Ethics adopted by the Board on June 25, 2012.

Copies of the Code of Business Conduct and Ethics can be obtained, without charge by writing to the Corporate Secretary at MGT Capital Investments, Inc., 512 S. Mangum Street, Suite 408, Durham, NC 27701, or through our corporate website at mgtci.com.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Other than as disclosed below and based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transaction were reported, we believe that during the fiscal year ended December 31, 2018, our officers, directors and greater than ten percent stockholders timely filed all reports and did not miss any filings as required to file under Section 16(a).

Audit Committee and Audit Committee Financial Expert

On November 25, 2004, the Board established an Audit Committee to carry out its audit functions. At December 31, 2018, the membership of the Audit Committee was Michael Onghai and H. Robert Holmes.

The Board has determined that Michael Onghai, an independent director, is the Audit Committee financial expert, as defined in Regulation S–K promulgated under the Exchange Act, serving on its Audit Committee.

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes Fiscal Years 2018 and 2017 compensation for services in all capacities of the Company’s named executive officers and other individuals:

Name	Principal Position	Year	Salary	Bonus	Stock awards (1)	All other compensation	Total compensation
H. Robert Holmes	Interim President and Chief Executive Officer (2)	2018	$112	$-	$248	$-	$360
Robert B. Ladd	President and Chief	2018	$350	$-	$1,116	$-	$1,466
	Executive Officer (3)	2017	$240	$240	$-	$-	$480
Robert S. Lowrey	Chief Financial Officer (4)	2018	$200	$10	$1,665	$-	$1,875
Stephen Schaeffer	Chief Operating Officer (5)	2018	$250	$100	$73	$-	$423

(1)	This column discloses the dollar amount of the aggregate grant date fair value of restricted stock granted in the year. The grant date fair value will vest and be expensed over a 24–month term.

(2)	Mr. Holmes was appointed Interim President and Chief Executive Officer on September 10, 2018. Compensation for Mr. Holmes in 2018 included $75 in Director fees and $37 in salary.

(3)	Mr. Ladd was appointed Interim Chief Financial Officer on December 8, 2015, serving in such capacity until February 2018, and reappointed Chief Executive Officer on August 16, 2017. Mr. Ladd took a leave of absence as President and Chief Executive Officer on September 10, 2018.

(4)	Mr. Lowrey was appointed Chief Financial Officer on March 1, 2018.

(5)	Mr. Schaeffer was appointed Chief Operating Officer on July 11, 2018.

Employment Agreements

Robert B. Ladd

On July 7, 2016, the Company entered into an employment agreement with Robert B. Ladd, to act as its President and Chief Executive Officer. The terms of his agreement were reviewed and approved by the Company’s Nominations and Compensation Committee and ratified by stockholders on September 8, 2016. Under the terms of the agreement, Mr. Ladd served as President and Chief Executive Officer with a salary of $240 per year and was eligible for a cash and/or equity bonus as determined by the Nomination and Compensation Committee. Further, Mr. Ladd received 2,000,000 shares of the Company’s Common Stock, 1/3 of which vested within 12 months from the execution of the agreement, another 1/3 at 18 months, and the remaining 1/3 at 24 months from the execution of the agreement. Lastly, the agreement also provides for certain rights granted to Mr. Ladd in the event of his death, permanent incapacity, voluntary termination or discharge for cause.

From November 18, 2016 through August 15, 2017, Mr. Ladd relinquished his duties as Chief Executive Officer, while remaining President.

On April 1, 2018, the Company entered into an Amended and Restated Executive Employment Agreement (the “Employment Agreement”) with Mr. Ladd, which was executed on April 6, 2018. The Employment Agreement provides that Mr. Ladd has been reappointed as President and Chief Executive Officer of the Company for an initial term of two years. Mr. Ladd is entitled to receive an annualized base salary of $360 and is also eligible for a cash and/or equity bonus as the Compensation Committee may determine, from time to time, based on meeting performance objectives and bonus criteria to be mutually identified by Mr. Ladd and the Compensation Committee. In connection with the execution of the Employment Agreement, the Company issued to Mr. Ladd 600,000 shares of the Company’s restricted Common Stock, pursuant to the Company’s 2016 Stock Option Plan, vesting over a two-year period. On September 10, 2018, Mr. Ladd took an indefinite leave of absence as an executive and officer of the Company in order to focus on allegations levied against him in an SEC complaint filed on September 7, 2018.

Robert S. Lowrey

On March 8, 2018, the Company entered into an employment agreement with Mr. Lowrey, effective March 1, 2018. Mr. Lowrey’s employment agreement provides that he has been appointed for an initial term of two years. Mr. Lowrey is entitled to receive an annualized base salary of $240,000. Mr. Lowrey also received a one-time signing bonus of $10,000. Mr. Lowrey is also eligible for a cash and/or equity bonus as the Compensation Committee may determine, from time to time, based on meeting performance objectives and bonus criteria to be mutually identified by Mr. Lowrey and the Compensation Committee. In connection with the execution of his employment agreement, the Company issued to Mr. Lowrey 750,000 shares of the Company’s restricted Common Stock, pursuant to the Company’s 2016 Stock Option Plan, one-third of which vested on March 8, 2019, one-third of which shall vest on September 8, 2019, and one-third of which shall vest on March 8, 2020.

Stephen Schaeffer

On July 11, 2018, the Company entered into the Second Amended and Restated Executive Employment Agreement with Stephen Schaeffer. The Agreement provides that Mr. Schaeffer has been appointed Chief Operating Officer of the Company. Mr. Schaeffer will continue to serve as President of Cryptocurrency Operations, the position for which he was originally hired pursuant to his original Executive Employment Agreement dated August 15, 2017. Mr. Schaeffer is entitled to receive an annualized base salary of $250 and is also eligible for a cash and/or equity bonus as the Compensation Committee may determine, from time to time, based on meeting performance objectives and bonus criteria to be mutually identified by Mr. Schaeffer and the Compensation Committee.

Outstanding Equity Awards at December 31, 2018

Outstanding Stock Awards at Fiscal Year-End for 2018

Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Robert B. Ladd	900,000	$48	-	-
H. Robert Holmes	350,000	19	-	-
Robert Lowrey	1,000,000	53	-	-
Steven Schaeffer	700,000	37	-	-

Director Compensation

The following table sets forth the compensation of persons who served as a member of our Board of Directors during all or part of 2018, other than Robert B. Ladd, who is not compensated separately for Board service, and H. Robert Holmes whose compensations are discussed under “Executive Compensation” below.

Name	Fees Earned Or Paid in Cash	Stock Awards	All Other Compensation	Total
Michael Onghai	$50	$248	$–	$298
Nolan Bushnell	$21	$248	$–	$269

Directors are reimbursed for their out–of–pocket expenses incurred in connection with the performance of Board duties. On May 31, 2018, Mr. Bushnell resigned as a Director.

Independent Director Compensation

For fiscal year 2018, the Company changed its cash compensation policy for independent directors. Each independent director will receive annual compensation of $50. The Chairman of the Board will receive an additional $25.

Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters

Security Owner of Certain Beneficial Owners

The following table sets forth certain information regarding beneficial ownership and voting power of the Common Stock as of April 15, 2019, of:

●	each person serving as a director, a nominee for director, or executive officer of the Company;

●	all executive officers and directors of the Company as a group; and

●	all persons who, to our knowledge, beneficially own more than five percent of the Common Stock.

“Beneficial ownership” here means direct or indirect voting or investment power over outstanding stock and stock which a person has the right to acquire now or within 60 days after April 15, 2019. See the accompanying footnotes to the tables below for more detailed explanations of the holdings. Except as noted, to our knowledge, the persons named in the tables beneficially own and have sole voting and investment power over all shares listed.

Percentage beneficially owned is based upon 195,770,183 shares of Common Stock issued and outstanding as of April 15, 2019.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Current Directors and Officers:
Robert B. Ladd (2)	1,773,334	0.91%
Robert S. Lowrey (3)	1,000,000	0.51%
Steven Schaeffer (4)	440,000	0.22%
H. Robert Holmes	702,819	0.36%
Michael Onghai	586,000	0.30%
All directors and executive officers (5 persons)	4,502,153	2.30%

(1)	Unless otherwise noted, the addresses for the above persons are in care of the Company at 512 S. Mangum Street, Suite 408, Durham, NC 27701.

(2)	Includes 600,000 shares of restricted stock of which 200,000 shares vest on April 1, 2019; 200,000 shares vest on October 1, 2019; and 200,000 shares vest on April 1, 2020, subject to the terms of Mr. Ladd’s employment agreement, as amended.

(3)	Includes 750,000 shares of restricted stock that vest in equal installments of which one-third vested on March 8, 2019, one-third will vest on September 8, 2019, and one-third will vest on March 8, 2020 and 250,000 shares of restricted stock that vest in equal installments of which one-third vested on January 31, 2019, one-third will vest on July 31, 2019 and one-third will vest on January 1, 2020, subject to the terms of Mr. Lowrey’s employment agreement.

(4)	Includes 440,000 shares of restricted stock of which 90,000 shares vested on February 15, 2019 and 350,000 shares will vest on August 15, 2019, subject to Mr. Schaeffer’s employment agreement.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information on our equity compensation plans as of December 31, 2018:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted–average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1) (2)	6,000,000	$0.71	5,202,586
Equity compensation plans not approved by security holders	–	–	–
Total	6,000,000	$0.71	5,202,586

(1)	On December 31, 2015, the Company’s stockholders approved an increase of the number of shares of Common Stock issuable under the Company’s 2012 Stock Incentive Plan to 3,000,000 shares. As of December 31, 2018, the Company’s Stock Incentive Plan expired.

(2)	On September 8, 2016, the Company’s stockholders approved the MGT Capital Investments, Inc. 2016 Equity Incentive Plan. The Company received approval to issue 6,000,000 options and 2,000,000 restricted stock under the Plan to certain officers of the Company. The maximum number of shares of Common Stock that may be issued under the 2016 Plan shall initially be 18,000,000. As of December 31, 2018, the Company has issued 6,000,000 options and 4,150,000 shares under this plan.

Item 13. Certain Relationships and Related Transactions and Director Independence

Janice Dyson, wife of John McAfee, the Company’s former Chief Cybersecurity Visionary, is the sole director of FTS and owns 33% of the outstanding common shares of FTS. On March 3, 2017, the Company purchased from FTS its 46% ownership interest Demonsaw for 2,000,000 shares of MGT Common Stock (approximate value of $2,500), as described fully in Item 1. The Company impaired the investment during the year ended December 31, 2017.

On May 9, 2016, the Company entered a consulting agreement with FTS, pursuant to which FTS would provide advice, consultation, information and services to the Company including assistance with executive management, business and product development and potential acquisitions or related transactions. On January 26, 2018, the Company terminated its agreement with FTS. During the years ended December 31, 2018 and 2017, the Company recorded consulting fees of $137 and $360, respectively, to FTS for such services. As of December 31, 2018, the Company owed $0 to FTS.

In January 2018, our agreement with FTS was terminated.

Director Independence

Michael Onghai is considered independent under Section 803A of NYSE MKT rules.

Item 14. Principal Accountant Fees and Services

Effective January 5, 2017, RBSM LLP became our current independent auditor. The following is a summary of the fees billed by our independent auditors for professional services rendered for the fiscal years ended December 31, 2018 and 2017.

	Year Ended December 31,
	2018	2017
Audit fees	$197	$195
Tax fees	–	–
Audit-related fees	–	–
Other fees	–	–
	$197	$195

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

All other fees consist of fees for other miscellaneous items.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements

The consolidated financial statements of the Company for the fiscal years covered by this Annual Report are located on pages F-1 to F-37 of this Annual Report.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of MGT Capital Investments, Inc., as amended.*

3.2	Amended and Restated Bylaws of MGT Capital Investments, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 30, 2014).

4.1	Certificate of Designation of 12% Series B Preferred Stock of MGT Capital Investments, Inc., filed with the Delaware Secretary of State on January 11, 2019 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on January 14, 2019).

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 24, 2017).

10.2	Form of Series A Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 24, 2017).

10.3	Form of Series B Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 24, 2017).

10.4	Form of Series C Warrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on February 24, 2017).

10.5	Demonsaw LLC Membership Interest Purchase Agreement, dated as of March 3, 2017, by and between Future Tense Secure Systems Inc. and MGT Capital Investments, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 9, 2017).

10.6	Equity Purchase Agreement, dated as of March 10, 2017, by and between MGT Capital Investments, Inc. and L2 Capital, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 18, 2017).

10.7	Convertible Promissory Note, dated as of March 10, 2017, by MGT Capital Investments, Inc. in favor of L2 Capital, LLC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on May 18, 2017).

10.8	Securities Purchase Agreement, dated as of March 10, 2017 by and between MGT Capital Investments, Inc. and L2 Capital, LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on May 18, 2017).

10.9	Convertible Promissory Note, dated as of March 10, 2017, by MGT Capital Investments, Inc. in favor of L2 Capital, LLC (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on May 18, 2017).

10.10	Common Stock Purchase Warrant, dated as of March 10, 2017, by and between L2 Capital, LLC and MGT Capital Investments, Inc. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on May 18, 2017).

10.11	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 24, 2017).

10.12	Form of Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 24, 2017).

10.13	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 24, 2017).

10.14	Security Agreement, dated as of May 18, 2017, by MGT Mining One, Inc., in favor of Iliad Research and Trading, L.P. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on May 24, 2017).

10.15	Employment agreement by and between the Company and Stephen Schaeffer dated August 15, 2017 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on November 19, 2018).

10.16	First amendment to the employment agreement by and between the Company and Stephen Schaeffer dated February 1, 2018 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on November 19, 2018).

10.17	Second amendment to the employment agreement by and between the Company and Stephen Schaeffer dated July 11, 2018 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on November 19, 2018).

10.18	Securities Purchase Agreement, dated as of August 18, 2017, by and among MGT Capital Investments, Inc., MGT Mining Two, Inc., and UAHC Ventures LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 28, 2017).

10.19	Form of the Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 28, 2017).

10.20	Form of the Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 28, 2017).

10.21	Form of Management Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 16, 2017).

10.22	Form of Acknowledgement and Acceptance Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 16, 2017).

10.23	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 16, 2017).

10.24	Settlement Agreement, dated as of December 8, 2017, by and among Iliad Research and Trading, L.P., MGT Capital Investments, Inc. and MGT Mining One, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 14, 2017).

10.25	Settlement Agreement, dated as of December 8, 2017, by and among UAHC Ventures, LLC, MGT Capital Investments, Inc. and MGT Mining Two, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on December 14, 2017).

10.26	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 21, 2017).

10.27	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on December 21, 2017).

10.28	Executive Employment Agreement, by and between MGT Capital Investments, Inc. and Robert S. Lowrey, effective as of March 8, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 9, 2018).

10.29	Employment Agreement, by and between MGT Capital Investments, Inc. and Robert Ladd, dated as of April 1, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 12, 2018).

10.30	Securities Purchase Agreement, dated as of May 23, 2018, by and among MGT Capital Investments, Inc. and Gemini Special Opportunities Fund, LP and Black Mountain Equities, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 25, 2018).

10.31	Promissory Note in favor of Gemini Special Opportunities Fund, LP dated May 23, 2018 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 25, 2018).

10.32	Promissory Note in favor of Black Mountain Equities, Inc. dated May 23, 2018 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 25, 2018).

10.33	Note Purchase Agreement, dated as of June 1, 2018, by and between MGT Capital Investments, Inc. and Iliad Research and Trading, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 7, 2018).

10.34	Promissory Note, dated as of June 1, 2018 by MGT Capital Investments, Inc., in favor of Iliad Research and Trading, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 7, 2018).

10.35	Second Amendment to the Promissory Note, dated as of December 10, 2018, by and between MGT Capital Investments, Inc. and Iliad Research and Trading, L.P.*

10.36	Equity Purchase Agreement dated as of August 30, 2018, by and between MGT Capital Investments, Inc. and L2 Capital, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 30, 2018).

10.37	Amendment to the Equity Purchase Agreement, dated as of November 30, 2018, by and between MGT Capital Investments, Inc. and L2 Capital, LLC.*

10.38	Registration Rights Agreement by and between MGT Capital Investments, Inc. and L2 Capital, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 30, 2018).

10.39	Data Mining Facility Leasing Agreement, dated as of October 23, 2018, by and between MGT Capital Investments, Inc. and 3G Venture LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 29, 2018).

10.40	Form of Securities Purchase Agreement, dated as of January 11, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 14, 2019).

10.41	Form of Promissory Note, dated January 11, 2019 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 14, 2019).

10.42	Form of Rescission and Cancellation Agreement, dated January 22, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 24, 2019).

21.1	Subsidiaries*

23.1	Consent of independent registered public accountant.*

31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer*

31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial and Accounting Officer*

32	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer, Principal Financial and Accounting Officer*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 16, 2019	MGT CAPITAL INVESTMENTS, INC

	By:	/s/ H. Robert Holmes
H. Robert Holmes
Interim President (Principal Executive Officer)

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. Robert Holmes	Interim President, Chief Executive Officer and Director	April 16, 2019
H. Robert Holmes	(Principal Executive Officer)

/s/ Robert B. Ladd	Director	April 16, 2019
Robert B. Ladd

/s/ Michael Onghai	Director	April 16, 2019
Michael Onghai

/s/ Robert S. Lowrey	Chief Financial Officer	April 16, 2019
Robert S. Lowrey	(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of

MGT Capital Investments, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MGT Capital Investments, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and will require additional capital to fund its current operating plan. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

April 16, 2019

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of December 31,
	2018	2017

Assets
Current assets
Cash and cash equivalents	$96	$9,519
Prepaid expenses and other current assets	193	894
Intangible digital assets	30	48
Total current assets	319	10,461

Non-current assets
Property and equipment, net	-	3,116
Other assets	204	-
Total assets	$523	$13,577

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$537	$287
Accrued expenses	7	707
Other payables	3	710
Notes payable, net of discount	1,851	-
Total current liabilities	2,398	1,704

Commitments and Contingencies

Stockholders’ (Deficit) Equity
Undesignated preferred stock, $0.001 par value, 8,500,000 shares authorized at December 31, 2018 and 2017. No shares issued or outstanding at December 31, 2018 and 2017	-	-
Common stock, $0.001 par value; 2,500,000,000 shares authorized; 111,079,683 and 58,963,009 shares issued and outstanding at December 31, 2018 and 2017, respectively.	111	59
Additional paid-in capital	403,299	390,736
Accumulated deficit	(405,285)	(378,900)
Total (deficit) equity attributable to MGT stockholders	(1,875)	11,895
Non-controlling interest	-	(22)
Total (deficit) equity	(1,875)	11,873

Total liabilities, stockholders’ (deficit) equity, and non-controlling interest	$523	$13,577

The accompanying notes are an integral part of these consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per-share amounts)

	For the Years Ended December 31,
	2018	2017

Revenue	$2,030	$3,134

Operating expenses
Cost of revenue	4,191	1,502
General and administrative	12,816	22,353
Restructuring charge	2,499	-
Impairment of property and equipment	6,345	-
Impairment of intangible assets	-	303
Sales and marketing	55	238
Research and development	47	346
Total operating expenses	25,953	24,742

Operating loss	(23,923)	(21,608)

Other non-operating income (expense)
Interest expense	(3)	(385)
Accretion of debt discount	(905)	(5,627)
Warrant modification expense	(139)	-
Impairment/loss on sale of investments	(127)	(2,871)
(Loss) gain on sale of property and equipment	(47)	370
Inducement expense	-	(20,312)
Gain on extinguishment of debt	1,295	-
Total other non-operating income (expense)	74	(28,825)

Net loss	(23,849)	(50,433)

Deemed dividend	(2,514)	-

Net loss attributable to common stockholders	$(26,363)	$(50,433)

Other comprehensive loss
Reclassification adjustment for comprehensive loss included in net loss	-	66
Comprehensive loss	$(26,363)	$(50,367)

Per-share data
Basic and diluted loss per share	$(0.36)	$(1.34)

Weighted average number of common shares outstanding	73,056,223	37,744,600

The accompanying notes are an integral part of these consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands, except share and per-share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total (Deficit) Equity Attributable to MGT	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Stockholders	interest	(Deficit) Equity
Balance at January 1, 2017	28,722,855	$29	$327,943	$(328,467)	$(66)	$(561)	$(22)	(583)
Stock-based compensation	4,050,000	4	3,276	-	-	3,280	-	3,280
Stock issued for acquisition	2,000,000	2	2,498	-	-	2,500	-	2,500
Stock issued for services	2,574,000	3	4,626	-	-	4,629	-	4,629
Stock issued in exchange of notes payables	10,191,466	10	8,670	-	-	8,680	-	8,680
Induced conversion of notes payable	-	-	20,312	-	-	20,312	-	20,312
Stock sold in connection with private placements	2,875,000	3	9,147	-	-	9,150	-	9,150
Beneficial conversion features on convertible notes	-	-	4,593	-	-	4,593	-	4,593
Stock issued in exchange of accounts payable	220,000	-	401	-	-	401	-	401
Sale of common stock warrants	-	-	100	-	-	100	-	100
Stock issued in connection with notes payable amendment	200,000	-	118	-	-	118	-	118
Exercise of warrants	7,693,588	8	387	-	-	395	-	395
Amortization of employee stock options	-	-	7,057	-	-	7,057	-	7,057
Modification of employee stock options	-	-	37	-	-	37	-	37
Stock and warrants issued in connection with Management Agreements	436,100	-	1,571	-	-	1,571	-	1,571
Net loss	-	-	-	(50,433)	-	(50,433)	-	(50,433)
Reclassification adjustment for loss included in net loss	-	-	-	-	66	66	-	66
Balance at January 1, 2018	58,963,009	59	390,736	(378,900)	-	11,895	(22)	11,873

Stock-based compensation	2,860,000	3	4,354	-	-	4,357	-	4,357
Forfeiture of unvested restricted stock	(550,000)	(1)	(232)	-	-	(233)	-	(233)
Forfeiture of vested restricted stock	(1,966,666)	(2)	2	-	-	-	-	-
Stock issued for services	2,387,273	2	2,270	-	-	2,272	-	2,272
Stock issued for prior year notes payable conversion	3,381,816	3	(3)	-	-	-	-	-
Sale of stock in connection with private placement	200,000	-	80	-	-	80	-	80
Sale of stock in connection with equity purchase agreement	33,650,000	34	2,425	-	-	2,459	-	2,459
Issuance of common stock for prior year sale	2,000,000	2	(2)	-	-	-	-	-
Exercise of warrants	10,094,251	11	896	-	-	907	-	907
Stock issued in disposition of cybersecurity assets	60,000	-	120	-	-	120	-	120
Deemed dividend	-	-	2,514	(2,514)	-	-	-	-
Warrant modification expense	-	-	139	-	-	139	-	139
Reclassification of non-controlling interest to accumulated deficit	-	-	-	(22)	-	(22)	22	-
Net loss	-	-	-	(23,849)	-	(23,849)	-	(23,849)

Balance at December 31, 2018	111,079,683	$111	$403,299	$(405,285)	$-	$(1,875)	$-	$(1,875)

The accompanying notes are an integral part of these consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per-share amounts)

	For the Years Ended December 31,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(23,849)	$(50,433)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,291	946
Impairment of property and equipment	6,345	-
Amortization of intangible assets	-	165
Stock-based compensation expense	6,402	16,574
Stock issued for amendment of notes payable	-	118
Warrant modification expense	139	-
Loss on sale of investments - short term	-	84
Loss on sale of business unit	127	-
Impairment of long-term investments	-	2,787
Extinguishment of note payable	(1,295)	-
Accretion of debt discount	905	5,627
Impairment of intangible assets	-	303
Loss (gain) on sale of property and equipment	47	(370)
Inducement expense	-	20,312
Change in operating assets and liabilities
Prepaid expenses and other current assets	514	(581)
Intangible digital assets	18	(38)
Other assets	(204)	-
Accounts payable	210	622
Accrued expenses	(1,413)	1,507
Net cash used in operating activities	(8,763)	(2,377)

Cash Flows From Investing Activities
Proceeds from sale of cybersecurity assets	60	-
Proceeds from sale of investments	-	26
Purchase of property and equipment	(6,994)	(4,067)
Proceeds from sale of property and equipment	427	976
Net cash used in investing activities	(6,507)	(3,065)

Cash Flows From Financing Activities
Proceeds from issuance of convertible notes payable and warrants	-	4,971
Proceeds from private placements of common stock	80	9,150
Proceeds from sale of common stock warrants	-	100
Proceeds from sale of stock under equity purchase agreement	1,309	-
Proceeds from the issuance of notes payable, net of original issue discount	5,200	-
Repayment of notes payable	(1,649)	-
Proceeds from exercise of warrants	907	395
Net cash provided by financing activities	5,847	14,616

Net change in cash and cash equivalents	(9,423)	9,174

Cash and cash equivalents, beginning of year	9,519	345

Cash and cash equivalents, end of year	$96	$9,519

The accompanying notes are an integral part of these consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per-share amounts)

	For the Years Ended December 31,
	2018	2017
Supplemental disclosure of cash flow information
Cash paid for interest	$14	$48

Cash paid for income tax	$-	$-

Non-cash investing and financing activities
Conversion of convertible debt and accrued interest	$-	$8,680
Issuance of L2 commitment note	$-	$160
Deemed dividend on trigger of down round provision	$2,514	$-
Reclassification adjustment upon sale of available for sale investment in net loss	$-	$66
Beneficial conversion feature on convertible debt and warrants issued
concurrent with debt	$-	$4,593
Shares issued in settlement of accounts payable	$-	$401
Reclassification of deferred offering costs	$160	$-
Reclassification of NCI to accumulated deficit	$22	$-
Repayment of notes payable through issuance of shares under equity purchase agreement	$1,310	$-

The accompanying notes are an integral part of these consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 1. Organization and Basis of Presentation

Organization

MGT Capital Investments, Inc. (“MGT Capital”) is a Delaware corporation, incorporated in 2000. MGT Capital was originally incorporated in Utah in 1977. “MGT” or the “Company” was formerly comprised of the parent company and its wholly–owned subsidiaries MGT Cybersecurity, Inc., Medicsight, Inc., MGT Sports, Inc., MGT Studios, Inc. (“MGT Studios”), MGT Interactive, LLC, MGT Gaming, Inc., MGT Mining One, Inc., MGT Mining Two, Inc., and MGT Sweden AB. MGT Studios also owned a controlling minority interest in the subsidiary M2P Americas, Inc. During the first quarter of 2019, the Company filed certificates of dissolution for all of its wholly-owned subsidiaries except MGT Sweden AB.

MGT’s corporate office is located in Durham, North Carolina.

On March 23, 2018, the Company’s stockholders approved an increase in the Company’s authorized common stock from 75,000,000 shares to 125,000,000 shares. On March 23, 2018, the Company filed an amendment to its Certificate of Incorporation with the state of Delaware to reflect this change. On February 27, 2019, the Company’s stockholders approved an increase in the Company’s authorized commons shares from 125,000,000 to 2,500,000,000. On February 27, 2019, the Company filed an amendment to its Certificate of Incorporation with the state of Delaware to reflect this change.

On March 23, 2018, the Company’s stockholders approved a 1-for-2 reverse split of the Company’s common stock, to be effected only if needed for the Company’s application to uplist its common stock to a national exchange. As of April 15, 2019, the Company had not amended its Certificate of Incorporation to reflect this reverse split and such adjustments are not reflected within these consolidated financial statements.

On June 13, 2018, the Company filed a universal shelf registration statement covering up to $150 million of various MGT securities, including common stock, preferred stock, debt securities, rights, warrants, and units, that the Company may sell from time to time. On August 10, 2018, this registration statement on Form S-3 was declared effective by the Securities and Exchange Commission. Through April 15, 2019, the Company has sold $6,036 million of securities under this registration statement.

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

The cost of services provided after the Company took over full direct operational control of the facility are included in cost of revenue and general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss.

Continuing issues arising from poor engineering and demands from the electric utility forced the Company to devote a significant amount of time and effort to the operations in Sweden. Further, the Company determined that the financial investment to fully assume the position of Beacon was excessive. Simultaneously, based on an analysis of available facilities in the United States, the Company concluded that the United States provided hosting opportunities for the Company. On September 24, 2018, the combination of these factors led to the Company deciding to forgo any further monetary investment in Sweden. The Company has relocated all of the miners in Sweden to facilities in Colorado and Ohio.

As of December 31, 2018, MGT owned and operated approximately 500 miners located in a leased facility in Quincy, Washington. Prior to the mining assets’ relocation to the United States, the Company conducted a physical observation concluding that there are approximately 5,750 operating machines in Sweden. In connection with the relocation to the U.S., approximately 3,000 were shipped to Colorado and 2,750 were shipped to Ohio. Of the 5,750 machines shipped, 3,800 of these machines are owned by the Company, while the remaining machines are investor owned. All miners owned or managed by MGT are S9 Antminers sold by Bitmain Technologies LTD. In addition to the S9 Antminers, the Company owns 50 custom designed GPU-based Ethereum mining rigs. During the year ended December 31, 2018, the Company mined 245 Bitcoin for total revenue of $2,010. In addition, the miners the Company operate pursuant to the management agreements mined 184 Bitcoin during the same period.

Because the price of Bitcoin has steadily decreased during 2018 and throughout the first quarter of 2019, the Company decided it is not economically responsible to commence mining operations in Colorado or Ohio. Until the price of Bitcoin rises, the Company does not plan to commence mining with these machines.

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

Basis of presentation

The accompanying consolidated financial statements for the years ended December 31, 2018 and 2017 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”).

Note 2. Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2018, the Company had incurred significant operating losses since inception and continues to generate losses from operations. As of December 31, 2018, the Company had an accumulated deficit of $405,285. As of December 31, 2018, MGT’s cash and cash equivalents were $96.

Management’s plans include overseeing the operation of approximately 5,750 cryptocurrency mining machines in Colorado and Ohio and continue to execute on an expansion model to secure low cost power and grow its cryptocurrency assets. As discussed in Note 1, the Company experienced additional delays and costs due to the non-performance of a key vendor. The Company has moved all of its miners from Sweden to facilities in Colorado and Ohio. Because the machines were being moved in the latter months of 2018, the Company’s revenue will be significantly less than historical results. Based on current budget assumptions, the Company believes that it will be able to meet its operating expenses and obligations for one year from the date these consolidated financial statements are issued. The Company will need to raise additional funding to grow its operations and to pay current maturities of debt. There can be no assurance however that the Company will be able to raise additional capital when needed, or at terms deemed acceptable, if at all. Such factors raise substantial doubt about the Company’s ability to sustain operations for at least one year from the issuance of these consolidated financial statements. Management’s plans, including the operation of its existing cryptocurrency mining machines, the raising of additional capital and potentially curtailing its operations alleviate such substantial doubt. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3. Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of MGT and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. Non-controlling interest represents the non-controlling equity investment in MGT subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non-controlling interest. During the first quarter of 2019, the Company dissolved all of its wholly owned subsidiaries excluding MGT Sweden AB. In addition, the non-controlling equity interest in M2P Americas, Inc., including the minority investors’ share of the net operating results and other components of equity relating to the non-controlling interest was also dissolved.

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

Use of estimates and assumptions and critical accounting estimates and assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and also affect the amounts of revenues and expenses reported for each period. Actual results could differ from those which result from using such estimates. Management utilizes various other estimates, including but not limited to determining the estimated lives of long-lived assets, determining the potential impairment of intangibles and other long-lived assets, the fair value of warrants issued, the fair value of stock options, the fair value of conversion features, the fair value of the deemed dividend, the recognition of revenue, the valuation allowance for deferred tax assets and other legal claims and contingencies. The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period that they are determined to be necessary.

Beneficial conversion feature of convertible notes payable

The Company accounts for convertible notes payable in accordance with guidelines established by the Financial Accounting Standards Board (“FASB”) ASC Topic 470-20, “Debt with Conversion and Other Options”. The beneficial conversion feature of a convertible note is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a beneficial conversion feature related to the issuance of a convertible note when issued and also records the estimated fair value of any warrants issued with those convertible notes. The beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.

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

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 3. Summary of Significant Accounting Policies, continued

Revenue recognition

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) which was subsequently amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2017-13. These ASUs outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. In July 2015, the FASB deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. A full retrospective or modified retrospective approach was required upon adoption. The Company has adopted ASU No. 2014-09 effective January 1, 2018.

The Company has elected to apply the modified retrospective method and the impact was determined to be immaterial on the consolidated financial statements. Accordingly, the new revenue standard has been applied prospectively in its consolidated financial statements from January 1, 2018 forward and reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods.

The Company has performed an analysis and identified its revenues and costs that are within the scope of the new guidance. The Company determined that its methods of recognizing revenues have not been significantly impacted by the new guidance.

The Company’s primary revenue stream is related to the mining of intangible digital assets. The Company derives its revenue by solving “blocks” to be added to the blockchain and providing transaction verification services within the digital currency networks of cryptocurrencies, such as Bitcoin and Ethereum, commonly termed “cryptocurrency mining.” In consideration for these services, the Company receives digital currency (“Coins”). The Coins are recorded as revenue, using the average spot price of Bitcoin on the date of receipt. The Coins are recorded on the balance sheet as inventory at the lower of cost or net realizable value. Any gain or loss on sale would be recorded to cost of revenues. Costs of revenues includes equipment depreciation, rent, and electricity costs. Net realizable value adjustments, to reduce the value of the Coins to their market value, is included in cost of revenue on the Company’s consolidated statements of operations.

Due to a lack of authoritative and non-authoritative guidance, the Company had previously recorded the Coins as a security, where the Company would record revaluation gains and losses to cost of revenue. As of September 30, 2018, the Company reviewed certain non-authoritative guidance and changed its accounting policy to reflect that its Coins should be inventory. The Company determined that this change in accounting policy had no effect on its previously filed financial statements.

The Company also recognizes revenue from its Management Agreements (as defined in Note 12). The Company receives a fee from each Management Agreement based on the amount of Bitcoin mined and is reimbursed for any electricity costs incurred to run the Bitcoin mining machines it manages in its facility.

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

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%. In accordance with the SEC Staff Accounting Bulletin No. 118, the Company has finalized its accounting for the effects of the Tax Act and it has not had a material effect on the Company’s results of operations. Future adjustments made to the provisional effects will be reported as a component of income tax expense in the reporting period in which any such adjustments are determined. Based on the new tax law that lowers corporate tax rates, the Company revalued its deferred tax assets. Future tax benefits are expected to be lower, with the corresponding one-time charge being recorded as a component of income tax expense, if applicable.

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

Accordingly, the computation of diluted loss per share for the year ended December 31, 2018 excludes 3,455,000 unvested restricted shares, 6,000,000 shares issuable under stock options, 67,252,747 shares issuable upon the conversion of convertible debt, and 5,477,975 shares issuable under warrants. The computation of diluted loss per share for the year ended December 31, 2017 excludes 2,000,000 shares issuable to the investors of the December 2017 private placement, 3,381,816 shares issuable to UAHC Ventures, LLC a Nevada limited liability company (“UAHC”) due to the conversion of the UAHC note payable, 3,850,000 unvested restricted shares, 6,000,000 shares issuable under stock options, and 13,720,742 shares issuable under warrants.

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

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 3. Summary of Significant Accounting Policies, continued

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents. The Company maintains its cash and cash equivalents at financial institutions whereby the combined account balances exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage by approximately $9,263 as of December 31, 2017. The Company has $96 as the combined account balance as of December 31, 2018. Therefore, since the FDIC’s insurance coverage is for combined account balances that exceed $250, there is no concentration of credit risk as of December 31, 2018.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and impairment charges. Depreciation is calculated using the straight–line method on the various asset classes over their estimated useful lives, which range from two to five years. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. Depreciation expense relating to the Company’s cryptocurrency mining machines is included in cost of revenue.

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

Any incentive-based compensation received by the Optionee from the Company hereunder or otherwise shall be subject to recovery by the Company in the circumstances and manner provided in any Incentive-based Compensation Recovery that may be adopted or implemented by the Company and in effect from time to time on or after the date hereof, and Optionee shall effectuate any such recovery at such time and in such manner as the Company may specify.

Research and development

Research and development expenses are charged to operations as incurred. During the years ended December 31, 2018 and 2017, respectively, the Company expensed $47 and $346 in research and development costs.

Gain (Loss) on Modification/Extinguishment of Debt

In accordance with ASC 470, a modification or an exchange of debt instruments that adds a substantive conversion option or eliminates a conversion option that was substantive at the date of the modification or exchange is considered a substantive change and must be measured by determining the extinguishment of the debt. The Company recognized a gain on the extinguishment of debt of approximately $1,295 in conjunction with amending a note purchase agreement on December 10, 2018. In addition to the changes in the payment terms of the note, the debt holder agreed to change the convertibility terms of the Note from a non-convertible note to a convertible note. The debt holder can elect to be paid in cash (within three trading days of notification) or shares of the Company’s common stock.

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever facts or circumstances either internally or externally may suggest that the carrying value of an asset may not be recoverable, Should there be an indication of impairment, we test for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying amount of the asset or asset group. Any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss. The Company fully impaired the mining assets by expensing $6,345 as of December 31, 2018.

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

In July 2018, the FASB issued ASU 2018-10 Leases (Topic 842), Codification Improvements and ASU 2018-11 Leases (Topic 842), Targeted Improvements, to provide additional guidance for the adoption of Topic 842. ASU 2018-10 clarifies certain provisions and correct unintended applications of the guidance such as the application of implicit rate, lessee reassessment of lease classification, and certain transition adjustments that should be recognized to earnings rather than to stockholders’ (deficit) equity. ASU 2018-11 provides an alternative transition method and practical expedient for separating contract components for the adoption of Topic 842. In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842) which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases with terms greater than 12 months. ASU 2018-11, ASU 2018-10, and ASU 2016-02 (collectively, “the new lease standards”) are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect the new lease standards will have on its Consolidated Financial Statements; however, the Company anticipates recognizing assets and liabilities arising from any leases that meet the requirements under the new lease standards on the adoption date and including qualitative and quantitative disclosures in the Company’s Notes to the Consolidated Financial Statements.

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

In August 2018, the FASB issued ASU 2018-15, Intangible – Goodwill and Other – Internal-Use Software (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this pronouncement.

Management’s evaluation of subsequent events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the review, other than what is described in Note 15 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2018	2017
Prepaid expenses	$193	$734
Deferred offering costs	-	160
Total prepaid expenses and other current assets	$193	$894

Note 5. Sale of Cybersecurity Assets

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

Cash proceeds	$60

Less:
Assets sold	(27)
Separation payments to former management	(40)
Common stock issued to former management, at fair value	(120)

Loss on sale of cybersecurity assets	$(127)

Note 6. Property and Equipment

Property and equipment consisted of the following:

	As of
	December 31, 2018	December 31, 2017
Computer hardware and software	$17	$10
Crypto-currency mining machines	-	3,685
Property and equipment, gross	17	3,695
Less: Accumulated depreciation	(17)	(579)
Property and equipment, net	$-	$3,116

The Company recorded depreciation expense of $3,291 and $946 for the years ended December 31, 2018 and 2017, respectively.

On February 9, 2018, the Company sold Bitcoin machines with an aggregate book value of $474 for gross proceeds of $427 and recorded a loss on the sale of $47.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 6. Property and Equipment, continued

Under the guidance of ASC 360, a long-lived asset (or asset group) should be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Based on the significant decline in the price of Bitcoin during the nine months ended September 30, 2018, the Company performed a recoverability test, in which it measured the undiscounted cash flows of its cryptocurrency mining assets. This recoverability test indicated that its cryptocurrency mining assets might be impaired. The Company then performed the second step of the analysis, whereby it measured the fair value of the cryptocurrency mining assets. The Company used a weighted approach where it measured both the discounted cash flows expected from the cryptocurrency mining assets as well as determining the market value of the assets. The Company determined that as of September 30, 2018, that it should record an impairment charge of $3,668 to its cryptocurrency mining assets. Based on the continual decline in Bitcoin during the fourth quarter of 2018, coupled with the unpredictable volatility of Bitcoin’s price, the Company believes that there are indications that the decrease in Bitcoin’s price is other than temporary.

Based on the aforementioned reasons, the Company determined to fully impair the remaining carrying value of its cryptocurrency mining assets as of December 31, 2018 with a fourth quarter impairment charge of $2,677. The total impairment charge recognized during the year ended December 31, 2018 was $6,345.

Note 7. Notes Payable

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

On August 14 and September 6, 2017, the holder of the notes converted the aggregate principal balance $100 into a total of 400,000 shares of the Company’s common stock. In connection with the conversion, the Company charged the remaining discount in the amount of $92 to accretion of debt discount during the year ended December 31, 2017.

During the year ended December 31, 2017, the Company incurred $100 as accretion of debt discount on these notes.

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

During the year ended December 31, 2017, the Company incurred $1,355 (accretion of $7 and $1,348 in connection with the conversion of the Iliad Note) as accretion of debt discount on this note.

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

The Company recorded the Commitment Note as a deferred offering cost as the Company had not received equity proceeds from the Equity Purchase Agreement during 2017. Management analyzed the contingent variable conversion price and concluded that the contingent conversion features should be bifurcated and accounted for as a derivative liability only upon the triggering of a default event. Because all default events were cured prior to April 15, 2017, no derivative liability was recognized.

Upon receipt of proceeds from the Equity Purchase Agreement during 2018, the Company has reclassified $160 from deferred offering costs to additional paid-in capital.

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

Note 7. Notes Payable, continued

March 2017 securities purchase agreement, continued

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

During the year ended December 31, 2017, the Company recorded accretion of debt discount of $165 (accretion of $78 and $709 in connection with the conversion of the Note) on the Notes.

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

During the year ended December 31, 2017, the Company recorded accretion of debt discount of $165 (accretion of $55 and $110 in connection with the conversion of the May 2017 Note) on the May 2017 Notes.

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

During the year ended December 31, 2017, the Company recorded amortization of debt discount of $330 (accretion of $45 and $285 in connection with the conversion of the August 2017 Note) on the August 2017 Notes.

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

Accordingly, on December 7, 2017, UAHC converted the UAHC Note and accrued interest of $73 into a total of 3,381,816 shares of the Company’s common stock. On the date of conversion, the Company (a) recorded the remaining discount on the note of $2,408 as accretion of debt discount, and (b) recorded the fair value of the additional shares issued to UAHC and the additional value of the warrant in the amount of $6,989 as inducement expense. At the date of the inducement, UAHC requested that the shares not yet be issued due to ownership limitations. The conversion meets all of the requirements to be classified as an equity instrument. Accordingly, the conversion was recorded as additional paid-in capital. The shares were issued to UAHC during the three months ended March 31, 2018.

During the year ended December 31, 2017, the Company recorded amortization of debt discount of $2,410 (accretion of $2 and $2,408 in connection with the conversion of the UAHC Note) on the UAHC Note.

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

During the year ended December 31, 2017, the Company recorded amortization of debt discount of $480 (accretion of $2 and $478 in connection with the conversion of the September 2017 Note) on the September 2017 Note.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 7. Notes Payable, continued

May 2018 Notes

On May 23, 2018, the Company entered into a securities purchase agreement with two accredited investors, pursuant to which the Company issued $840 in unsecured promissory notes for aggregate consideration of $700 (the “May 2018 Notes”). The outstanding balance of the May 2018 Notes is to be made in nine equal monthly installments beginning July 23, 2018. The May 2018 Notes were originally scheduled to mature on March 23, 2019. Subject to the terms and conditions set forth in the May 2018 Notes, the Company may prepay all or any portion of the outstanding balance at any time without pre-payment penalty. Upon the occurrence of an event of default, the outstanding balance of the May 2018 Notes shall immediately increase to 120% of the outstanding balance immediately prior to the event of default and become immediately due and payable. The Company did not make their monthly installment payment in December 2018. However, the Company entered into an amendment with one of the accredited investors to the May 2018 Notes on January 7, 2019 where the Lender has allowed the Company to forego their December 2018 payment and begin making payments on February 23, 2019. As a result, the Company is not in default as of December 31, 2018. On March 1, 2019, the other accredited investor waived the cross default provision that is in conjunction with the first accredited investor, which allowed the Company to not default as of December 31, 2018.

June 2018 Note

On June 1, 2018, the Company entered into a note purchase agreement with an accredited investor, pursuant to which the Company issued an unsecured promissory note in the amount of $3,600 (the “June 2018 Note”) for consideration of $3,000. The outstanding balance of the June 2018 Note is to be made in nine equal monthly installments beginning August 1, 2018. The June 2018 Note was originally scheduled to mature on April 1, 2019. Subject to the terms and conditions set forth in the June 2018 Note, the Company may prepay all or any portion of the outstanding balance at any time without pre-payment penalty. Upon the occurrence of an event of default, the outstanding balance of the June 2018 Note shall immediately increase to 120% of the outstanding balance immediately prior to the event of default and become immediately due and payable.

August 2018 Note

On August 31, 2018, the Company entered into a note purchase agreement with an accredited investor, pursuant to which the Company issued an unsecured promissory note in the amount of $1,062 (the “August 2018 Note”) for consideration of $1,000. The outstanding balance of the August 2018 Note had a maturity date of February 28, 2019 and was paid in full in December 2018. The August 2018 Note bore interest at a rate of 8% per annum and subject to the terms and conditions set forth in the August 2018 Note. The Company was able to prepay all or any portion of the outstanding balance at any time without pre-payment penalty.

December 2018 Note

On December 6, 2018, the Company entered into a note purchase agreement with an accredited investor, pursuant to which the Company issued an unsecured promissory note in the amount of $598 (the “December 2018 Note”) for consideration of $500. The outstanding balance of the December 2018 Note had a maturity date of May 6, 2019 and was paid in full in March 2019. The December 2018 Note bore interest at a rate of 8% per annum and subject to the terms and conditions set forth in the December 2018 Note, the Company may prepay all or any portion of the outstanding balance at any time without pre-payment penalty.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 7. Notes Payable, continued

Notes Payable Summary

Notes payable consisted of the following:

	As of December 31, 2018
	Principal	Discount	Net
May 2018 Notes	$400	$(25)	$375
June 2018 Note	2,448	(1,237)	1,211
December 2018 Note	351	(86)	265
Total notes payable	$3,199	$(1,348)	$1,851

As of December 31, 2017, the Company had no notes payable outstanding.

During the years ended December 31, 2018 and 2017, the Company recorded amortization of debt discount of $905 and $5,627, respectively.

Modification of Notes Payable

On October 24, 2018, the Company entered into an amendment to its June 2018 Note to (a) forego the installment payment due on November 1, 2018; (b) extend the maturity date of the note to May 1, 2019; and (c) increase the principal amount on the note by $48.

On November 9, 2018, the Company entered into an amendment of one of its May 2018 Notes to (a) forego the installment payments due on November 23, 2018, December 23, 2018, and January 23, 2019; and (b) extend the maturity date of the note to June 23, 2019. In exchange for the amendment, the Company paid the holder of the note $11.

On December 10, 2018, the Company entered into an amendment to its June 2018 Note to (a) forego the installment payment due on December 1, 2018; (b) extend the maturity date of the note to July 1, 2019; and (c) increase the principal amount on the note by $245.

In addition to the changes in the payment terms of the June 2018 Note described above, the holder has agreed to change the convertibility terms of the June 2018 Note from a non-convertible note to a convertible note. The holder may elect to be paid in cash (within three trading days of notification) or shares of the Company’s common stock. If the holder elects to be paid in shares, the Company may choose to pay such redemption amount in either cash or shares at its election. Because the December 2018 amendment was considered a substantive change, the Company must treat the modification as an extinguishment of debt and determine the gain or loss on the exchange of instruments. Based on the analysis performed, the Company determined that there was a gain on extinguishment of debt of $1,295.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 8. Common Stock and Warrant Issuances

Issuance of common stock

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

On October 12, 2017 and November 30, 2017, the Company issued 347,400 shares and 88,700 shares, respectively, of its common stock in connection with the Management Agreements, as discussed in Note 12.

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

During the year ended December 31, 2018, the Company issued an aggregate of 8,469,251 shares of common stock in exchange for the cashless exercise of warrants to purchase 3,954,530 shares of common stock.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 8. Common Stock and Warrant Issuances, continued

Issuance of common stock, continued

During the year ended December 31, 2018, the Company issued 2,387,273 shares of its common stock to consultants in exchange for services. These services were valued using the value of the shares issued of $2,272. During the year ended December 31, 2017, the Company issued 2,574,000 shares of its common stock to consultants in exchange for services. These services were valued using the value of the shares issued of $4,629.

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

Equity Purchase Agreement

On August 30, 2018, the Company and L2 Capital, LLC (“L2 Capital”), a Kansas limited liability company, entered into an equity purchase agreement (the “August Equity Purchase Agreement”), pursuant to which the Company may issue and sell to L2 Capital from time to time up to $35,000 of the Company’s common stock that is registered with the SEC under a registration statement on a Form S–3. Pursuant to the August Equity Purchase Agreement, the Company may require L2 Capital to purchase shares of common stock that is equal to the lesser of $500 and 200% of the average trading volume of the common stock in the ten prior trading days, upon the Company’s delivery of a put notice to L2 Capital. L2 Capital shall purchase such number of shares of common stock at a per share price that equals to the lowest volume weighted average trading price of the common stock during the five prior trading days multiplied by 93.5%.

On November 30, 2018, the Company and L2 Capital entered into an amendment (the “EPA Amendment”) to the August Equity Purchase Agreement. Under the August Equity Purchase Agreement, the Company has the right, but no obligation, to sell from time to time at its sole discretion to L2 Capital shares of the Company’s common up to $35,000. The EPA Amendment amends the aggregate value of the Common Stock that can be sold to L2 from $35,000 to $50,000. Subject to the terms of the EPA and Amendment, the Company may by notice (a “Put Notice”) delivered to L2 Capital require L2 Capital to purchase a number of shares (the “Put Shares”) of the Common Stock that is equal to the lesser of $500 and 200% of the average trading volume of the Common Stock in the ten trading days immediately preceding the date of such Put Notice. The Amendment and EPA provide that the Purchase Price for such Put Shares will be the lowest traded price on the Principal Market for any Trading Day during the five trading days either following or beginning on the date on which L2 Capital receives delivery of the Put Shares into its brokerage account, which period is referred to as the Valuation Period, multiplied by 95.0%.

During the year ended December 31, 2018, the Company issued 33,650,000 shares of its common stock in exchange for $2,760. Of that amount, $1,312 was applied directly as payment against the August 2018 Note and the December 2018 Note.

During the year ended December 31, 2018, the Company charged $301 against the Equity Purchase Agreement related to deferred financing costs from its previous equity purchase agreement, which was terminated concurrent with the commencement of the Equity Purchase Agreement.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 8. Common Stock and Warrant Issuances, continued

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

On August 18, 2017, the Company issued warrants to purchase 861,905 shares of the Company’s common stock to the holder of the UAHC Note. The warrants have an exercise price of $1.05 per share and expire five years from the date of issuance. On December 7, 2017, in connection with the UAHC Settlement Agreement (see Note 7), the Company increased the number of shares issuable under this warrant to 1,206,667 shares and decreased the exercise price to $0.75 per share. The Company and UAHC also capped the number of shares issuable under a cashless exercise to 3,620,001 shares.

On September 1, 2017, in accordance with the terms of the warrant (see Note 7) upon the funding of the Second Note, the shares issuable under the warrants issued to L2 Capital on March 10, 2017 increased by 417,975 shares. All other terms remained the same. As described in Note 7, the fair value of the additional warrant shares were recorded as a discount on the Second Note.

On September 8, 2017, L2 Capital exercised warrants to purchase 800,000 common shares on a cashless basis and the Company issued 620,282 shares of the Company’s common stock.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 8. Common Stock and Warrant Issuances, continued

Warrants

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

During the year ended December 31, 2018, the Company issued an aggregate of 8,469,251 shares of common stock in exchange for the cashless exercise of warrants to purchase 3,954,530 shares of common stock.

The following table summarizes information about shares issuable under warrants outstanding during the year ended December 31, 2018:

	Warrant shares outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at January 1, 2018	13,720,742	$1.49
Issued	-
Additional warrants issued for trigger of anti-dilution protection	1,000,000	$0.40
Exercised	(5,579,530)	$0.91
Expired or cancelled	(3,663,237)	$0.56
Outstanding at December 31, 2018	5,477,975	$1.01	1.37	$-

Exercisable at December 31, 2018	5,477,975	$1.01	1.37	$-

During the year ended December 31, 2018, the Company changed the exercise terms of certain of its warrants to allow for and induce a cashless exercise. During the year ended December 31, 2018, the Company recorded $139 in warrant modification expense due to the modifications.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 9. Stock–Based Compensation

Issuance of restricted common stock – directors, officers and employees

During the year ended December 31, 2017, the Company issued an aggregate of 4,150,000 shares of restricted common stock to certain employees and directors. The Company valued each award on its grant date and is expensing the grant date fair value of the 16-24 month vesting period.

On January 15, 2018, the Company granted 10,000 shares of restricted common stock to an employee of the Company. The Company valued the award on its grant date and is expensing the grant date fair value over the 12 month vesting period.

On March 1, 2018, the Company granted 750,000 shares of restricted common stock to Robert Lowrey in connection with his employment agreement to serve as the Company’s Chief Financial Officer. The Company valued the award on its grant date and is expensing the grant date fair value over the 24 month vesting period.

On April 6, 2018, the Company granted 900,000 shares of restricted common stock to certain of its officers and directors in connection with the commencement of operations in Sweden. The Company valued the awards on their grant date and is expensing the grant date fair value over the 12 month vesting period.

On April 6, 2018, the Company granted 600,000 shares of restricted common stock to Robert Ladd in connection with his employment agreement to serve as the Company’s Chief Executive Officer. The Company valued the award on its grant date and is expensing the grant date fair value over the 24 month vesting period.

On May 31, 2018, Nolan Bushnell resigned as a Director of the Company. In connection with his resignation, Mr. Bushnell forfeited 550,000 shares of restricted common stock.

On July 10, 2018, the Company granted 100,000 shares of restricted common stock to Stephen Schaeffer in connection with incentive compensation from his original employment agreement as President of Cryptocurrency Operations. A deployment benchmark was met, making Mr. Schaeffer eligible for the shares issuance. The Company valued the award on its grant date and is expensing the grant date fair value immediately as there is no vesting period.

On August 1, 2018, the Company granted 250,000 shares of restricted common stock to Robert Lowrey in connection with his employment as Chief Financial Officer. The Company valued the award on its grant date and is expensing the grant date fair value over the 17 month vesting period.

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

On December 31, 2018, the Company determined that certain of its executives and directors had not met their performance goals and required them to forfeit their restricted shares. The Company received and canceled 1,966,666 restricted shares.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 9. Stock–Based Compensation, continued

Issuance of restricted common stock – directors, officers and employees, continued

The Company’s activity in restricted common stock was as follows for the year ended December 31, 2018:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2018	3,850,000	$1.42
Granted	2,760,000	$1.33
Vested	(2,705,000)	$1.41
Forfeited	(550,000)	$1.06
Non–vested at December 31, 2018	3,355,000	$1.43

For the years ended December 31, 2018 and 2017, the Company has recorded $4,357 and $3,280, in employee and director stock–based compensation expense, which is a component of general and administrative expenses in the consolidated statement of operations and comprehensive loss.

As of December 31, 2018, unamortized stock-based compensation costs related to restricted share arrangements was $2,466, and will be recognized over a weighted average period of 0.80 years.

Stock options

The following is a summary of the Company’s stock option activity for the year ended December 31, 2018:

	Options	Weighted average exercise price	Weighted average Grant date fair value	Weighted average remaining life	Intrinsic value
Outstanding – January 1, 2018	6,000,000	$0.71	$1.29	4.62
Granted	–
Exercised	–
Forfeited/Cancelled	–
Outstanding – December 31, 2018	6,000,000	$0.71	$1.29	3.62	$–

Exercisable – December 31, 2018	6,000,000	$0.71	$1.29	3.62	$–

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

For the year ended December 31, 2018 and 2017, the Company has recorded $0 and $7,094, respectively, in stock option related stock-based compensation expense, which is a component of general and administrative expenses in the consolidated statement of operations and comprehensive loss.

As of December 31, 2018, there were no unrecognized compensation costs, as all outstanding stock options are fully vested.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 10. Non–Controlling Interest

At December 31, 2018, the Company’s non–controlling interest was as follows:

January 1, 2017	$(22)
Non-controlling share of net loss	-
January 1, 2018	$(22)
Reclassification of non-controlling interest to accumulated deficit	22
December 31, 2018	$-

Note 11. Income Taxes

Significant components of deferred tax assets were as follows:

	As of December 31,
	2018	2017
U.S. federal tax loss carry–forward	$12,705	$10,174
U.S. State tax loss carry–forward	1,052	766
U.S. federal capital loss carry–forward	-	-
Equity based compensation	7,764	3,117
Fixed assets, intangible assets and goodwill	2,224	496
Long-term investments	969	870
Total deferred tax assets	24,714	15,423
Less: valuation allowance	(24,714)	(15,423)
Net deferred tax asset	$—	$—

As of December 31, 2018, the Company had the following tax attributes:

	Amount	Begins to expire
U.S. federal net operating loss carry–forwards	$60,502	Fiscal 2023
U.S. State net operating loss carry–forwards	44,382	Fiscal 2031

As it is not more likely than not that the resulting deferred tax benefits will be realized, a full valuation allowance has been recognized for such deferred tax assets. For the year ended December 31, 2018, the valuation allowance increased by $9,291. Federal and state laws impose substantial restrictions on the utilization of tax attributes in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. As of December 31, 2018, the Company performed a high level review of its changes in ownership and determined that a change of control event likely occurred under Section 382 of the Internal Revenue Code and the Company’s net operating loss carryforwards are likely to be limited.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 11. Income Taxes, continued

The provision for/ (benefit from) income tax differs from the amount computed by applying the statutory federal income tax rate to income before the provision for/(benefit from) income taxes. The sources and tax effects of the differences are as follows:

	For the Years Ended December 31,
	2018	2017
Expected Federal Tax	(21.0)%	(34.0)%
State Tax (Net of Federal Benefit)	(2.4)	(5.5)
Accretion of notes payable discount	0.9	4.4
Inducement expense	-	15.9
Stock-based compensation	-	10.5
Other permanent differences	-	0.2
True up of prior year deferred tax assets	(3.2)	1.3
Change in federal and state tax rates	-	18.4
Note Extinguishment	(1.3)	-
Change in valuation allowance	27.0	(11.2)
Effective rate of income tax	-%	-%

The Company files income tax returns in the U.S. federal jurisdiction, New York State, North Carolina and New Jersey jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non–U.S. income tax examinations by tax authorities for years before 2013.

The Company was previously delinquent in the filing of its U.S. federal and state income tax returns for the years ended December 31, 2016 and 2015. The Company filed these returns on August 10, 2018.

Note 12. Commitments and Contingencies

Operating commitments

On October 23, 2018, the Company entered into a hosting agreement with a hosting facility in Colorado through November 1, 2010. The Company is also negotiation a formal management agreement with a mining operation in Ohio. The Company has shipped its mining machines to those locations.

Operating leases

On August 9, 2016, the Company entered into a sublease agreement for an office lease in Durham, North Carolina. The lease commenced on September 1, 2016 and expires on January 31, 2020. Monthly rent was $6 for the first 12 -month period and $7 each month thereafter until expiration of the lease. A security deposit of $13 was required upon execution of the sublease. Prior to the sublease, the Company paid $4 per month of office rent.

Lease rental expense totaled $77 and $110 during the years ended December 31, 2018 and 2017, respectively.

Total future minimum payments required under the sublease agreement are as follows:

Years ended December 31,	Amount
2019	$85
2020	7
Total	$92

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 12. Commitments and Contingencies, continued

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

As of December 31, 2018 and December 31, 2017, the Company owed $0 and $0, respectively, to the Users as the User Distribution Portion under the Management Agreements.

Collaborative Ventures

On August 14, 2018, the Company entered into a collaborative venture with a third party cryptocurrency miner to develop a fully contained crypto currency mining pod (the “POD5 Agreement”). Pursuant to the POD5 Agreement, the Company will assist with the design and development of the pods. The Company will retain naming rights to the pods and receive royalty payments from the third party in exchange for providing capital as well as engineering and design expertise. As an inducement to enter into the POD5 Agreement, the Company paid $25 to the third party and issued the third party 200,000 shares of the Company’s common stock, the value of which is included in general and administrative expenses. As of April 16, 2019, no further development has occurred under this agreement.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 12. Commitments and Contingencies, continued

Legal

In September 2016, various shareholders in the Company filed putative class action lawsuits against the Company, its president and certain of its individual officers and directors. The cases were filed in the United States District Court for the Southern District of New York and alleged violations of federal securities laws and seek damages. On April 11, 2017, those cases were consolidated into a single action (the “2016 Securities Class Action”) and two individual shareholders were appointed lead plaintiffs by the Court. On June 30, 2017, the lead plaintiffs filed an amended complaint.

On August 29, 2017, the defendants moved to dismiss the amended complaint, which the plaintiffs opposed. The Court heard oral argument on the motion to dismiss on February 7, 2018. On February 27, 2018, the Court issued a Memorandum and Order dismissing the 2016 Securities Class Action in its entirety, with prejudice. The time for plaintiffs to file a notice of appeal expired on March 30, 2018.

Separately, on September 15, 2016, the Company received a subpoena from the SEC and in December 2017, the Company’s former Chief Executive Officer and President received a subpoena from the SEC. The Company has cooperated fully with the SEC and its staff in a timely manner. The Company intends to fully comply with any additional requests the Company may receive from the SEC in the future.

On January 24, 2017, the Company was served with a summons and complaint filed by plaintiff shareholder Atul Ojha in New York state court against certain officers and directors of the Company, and naming the Company as a nominal defendant. The lawsuit is styled as a derivative action (the “Ojha Derivative Action”) and was originally filed (but not served on any defendant) on October 15, 2016. The Ojha Derivative Action substantively alleges that the defendants, collectively or individually, inadequately managed the business and assets of the Company resulting in the deterioration of the Company’s financial condition. The Ojha Derivative Action asserts claims including, but not limited to, breach of fiduciary duties, unjust enrichment and waste of corporate assets. On February 27, 2017, the parties to the Ojha Derivative Action executed a stipulated stay of proceedings pending resolution of the 2016 Securities Class Action. Shortly after issuance of the February 27, 2018, ruling dismissing the 2016 Securities Class Action, the parties to the Ojha Derivative Action agreed to extend the stay indefinitely, with the plaintiff having the option to vacate the stay on thirty days’ notice. Should the plaintiff seek to vacate the stay, the Company will address and defend the Ojha Derivative Action.

On September 7, 2018, the SEC commenced a legal action in the United States District Court for the Southern District of New York (the “SEC Action”) which asserts civil charges against multiple individuals and entities who are alleged to have violated the securities laws by engaging in pump-and-dump schemes in connection with certain microcap stocks and three unidentified companies. The Company is one of the three unidentified companies but is not named as a defendant. However, the SEC named as defendants Robert Ladd, the Company’s former Chief Executive Officer and President, as well as certain individuals alleged to have participated in the schemes while they were stockholders in the Company, among others. The SEC filed an amended complaint in the SEC Action on March 8, 2019. The Company, through its counsel, is monitoring the progress of the SEC Action.

In September 2018 and October 2018, various shareholders of the Company filed putative class action lawsuits against the Company, its former Chief Executive Officer and certain of its individual officers and shareholders, alleging violations of federal securities laws and seeking damages (the “2018 Securities Class Actions”). The 2018 Securities Class Action followed and referenced the allegations made against the Company’s former Chief Executive Officer and others in the SEC Action. The first putative class action lawsuit was filed on September 28, 2018, in the United States District Court for the District of New Jersey, and alleges that the named defendants engaged in a pump-and-dump scheme to artificially inflate the price of the Company’s stock and that, as a result, defendants’ statements about the Company’s business and prospects were materially false and misleading and/or lacked a reasonable basis at relevant times. The second putative class action was filed on October 9, 2018, in the United States District Court for the Southern District of New York and makes similar allegations. The Company intends to defend against the 2018 Securities Class Actions vigorously.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 12. Commitments and Contingencies, continued

Legal, continued

In November 2018, the Company’s board received a shareholder demand letter dated November 6, 2018, from shareholders Nicholas Fulton and Kelsey Thacker (the “Fulton Demand”). The Fulton Demand referenced the SEC Action and the allegations therein, and demanded that the board take action to investigate, address and remedy the allegations raised in the SEC Action. The Company’s counsel has communicated with counsel for the shareholders, advising them concerning the existence and status of the 2018 Securities Class Actions, the Ojha Derivative Action, and the Thomas Derivative Action (defined below). Shareholders’ counsel has indicated a general willingness to defer further action until resolution of the 2018 Securities Class Actions, and counsel continue to communicate concerning the details.

On December 12, 2018, a shareholder derivative action was filed by shareholder Bob Thomas against the Company and certain of its current and former directors, officers and shareholders in New York state court, alleging breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste and seeking declaratory relief and damages (the “Thomas Derivative Action”). The underlying allegations in the Thomas Derivative Action largely repeat the allegations of wrongdoing in the 2018 Securities Class Actions. Based on recent communications between the Company’s counsel and plaintiff’s counsel in the Thomas Derivative Action, plaintiff intends to seek consolidation of this case with the Ojha Derivative Action, and then to stay the consolidated derivative action pending resolution of the 2018 Securities Class Actions. The Company-related defendants’ time to respond to the Thomas Derivative Action has been extended until thirty days after the Court rules on plaintiff’s motion.

With respect to the Thomas Derivative action plaintiffs’ counsel have indicated that they intend to move for an order consolidating the Thomas Derivative action with the shareholder derivative action captioned Oiha v. Ladd, et al., Index No. 65647/2016 (New York Supreme Court, Westchester County) and staying the consolidated action pending resolution of the pending parallel class actions captioned Klinabera v. MGT Capital Investments, et al.. No. 2:18-cv-14380 (United States District Court, District of New Jersey), and Guver v. MGT Capital Investments. Inc., et al.. No. 1:18-cv-09228 (United States District Court, Southern District of New York). Plaintiffs’ counsel in the Thomas Derivative action have also extended the Company’s time to respond to the complaint until 30 days after the Court rules on that motion.

The Company believes that the claims in the actions filed against the Company are without merit and intends to vigorously defend against these actions.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 12. Commitments and Contingencies, continued

Employment agreements

On March 8, 2018, the Company entered into an employment with Robert Lowrey, effective March 1, 2018. Mr. Lowrey’s employment agreement provides that he has been appointed for an initial term of two years. Mr. Lowrey is entitled to receive an annualized base salary of $240. Mr. Lowrey will also receive a one-time signing bonus of $10. Mr. Lowrey is also eligible for a cash and/or equity bonus as the Compensation Committee may determine, from time to time, based on meeting performance objectives and bonus criteria to be mutually identified by Mr. Lowrey and the Compensation Committee. In connection with the execution of his employment agreement, the Company issued to Mr. Lowrey 750,000 shares of the Company’s restricted common stock, pursuant to the Company’s 2016 Stock Option Plan vesting over a two year period.

On April 1, 2018, the Company entered into an Amended and Restated Executive Employment Agreement (the “Employment Agreement”) with Robert Ladd, which was executed on April 6, 2018. The Employment Agreement provides that Mr. Ladd has been reappointed for an initial term of two years. Mr. Ladd is entitled to receive an annualized base salary of $360 and is also eligible for a cash and/or equity bonus as the Compensation Committee may determine, from time to time, based on meeting performance objectives and bonus criteria to be mutually identified by Mr. Ladd and the Compensation Committee. In connection with the execution of the Employment Agreement, the Company issued to Mr. Ladd 600,000 shares of the Company’s restricted common stock, pursuant to the Company’s 2016 Stock Option Plan, vesting over a two year period. On September 10, 2018, Mr. Ladd took an indefinite leave of absence from the Company in order to focus on allegations levied against him in an SEC complaint filed on September 7, 2018.

On July 11, 2018, the Company entered into an Amended and Restated Executive Employment Agreement with Stephen Schaeffer. The agreement provides that Mr. Schaeffer has been appointed Chief Operating Officer of the Company. Mr. Schaeffer will continue to serve as President of Cryptocurrency Operations, the position for which he was originally hired for a term of two years in an Executive Employment Agreement dated August 15, 2017. Mr. Schaeffer is entitled to receive an annualized base salary of $250 and is also eligible for a cash and/or equity bonus as the Compensation Committee may determine, from time to time, based on meeting performance objectives and bonus criteria to be mutually identified by Mr. Schaeffer and the Compensation Committee.

Note 13. Related Party Transactions

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

On May 9, 2016, the Company entered a consulting agreement with FTS, pursuant to which FTS would provide advice, consultation, information and services to the Company including assistance with executive management, business and product development and potential acquisitions or related transactions. On January 26, 2018, the Company terminated its agreement with FTS. During the year ended December 31, 2018 and 2017, the Company recorded consulting fees of $137 and $360, respectively, to FTS for such services. As of December 31, 2018, the Company owed $0 to FTS.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per–share amounts)

Note 14. Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. During the year ended December 31, 2018 and 2017, the Company made contributions to the 401(k) Plan of $18 and $10, respectively.

Note 15. Subsequent Events

The Company has evaluated the impacts of subsequent events through April 16, 2019, and has determined that no such events occurred that were required to be reflected in the consolidated financial statements, except as described within the above notes and described below.

Modification of Notes Payable

On January 7, 2019, the Company entered into an amendment to its May 2018 Notes to (a) forego the installment payments due on December 23, 2018 and January 23, 2019; (b) extend the maturity date of the note to May 23, 2019; (c) pay the Lender an extension fee in the amount of $21 and (d) give the Company the option of paying each installment payment in shares of common stock at a price equal to 80% of the lowest volume weighted average price for the previous 10 trading days.

On January 28, 2019, the Company entered into an amendment to its June 2018 Note to (a) forego the installment payment due on January 1, 2019, February 1, 2019, and March 1, 2019; (b) extend the maturity date of the note to October 1, 2019; and (c) to increase the principal amount on the note by $527.

Shares issued to consultants

Subsequent to December 31, 2018 through April 16, 2019, the Company issued 190,500 shares of its common stock to consultants in exchange for services.

Equity Purchase Agreement

Subsequent to December 31, 2018, through April 16, 2019, the Company issued 67,000,000 shares of its common stock under the Equity Purchase Agreement in exchange for $3,277.

Sale of Preferred Stock

On April 12, 2019, the Company’s Board of Directors approved the authorization of 200 shares of Series C Convertible Preferred Stock with a par value of $0.001 and a stated value of $10,000 per share (“Preferred Shares”). The holders of the Preferred Shares are not entitled to vote their shares or receive dividends. At any time prior to the one-year anniversary from the issuance date, the Company may redeem the Preferred Shares at 1.4 times the Stated Value, following which the Company may redeem the Preferred Shares at 1.2 times the Stated Value.

Each Preferred Share is convertible into shares of the Company’s common stock in an amount equal to the greater of: (a) 200,000 shares of common stock or (b) the amount derived by dividing the Stated Value by the product of 0.7 times the market price of the Company’s common stock, defined as the lowest trading price of the Company’s common stock during the ten day period preceding the conversion date. The holder may not convert any Preferred Shares if the total amount of shares, together with holdings of its affiliates, following a conversion shall exceed 9.99% of the Company’s commons stock. The common shares issued upon conversion have been registered under the Company’s registration statement on Form S-3. On April 12, 2019, the Company sold 190 Preferred Shares for $2,000.

Sale of Common Stock

On April 12, 2019, the Company entered into a Purchase Agreement with an accredited investor whereby it sold 17,500,000 shares of its common stock for $525 pursuant to the Company’s registration statement on Form S-3.

Settlement Agreement

On March 22, 2019, the Company entered into a settlement agreement to terminate its Data Center Hosting Agreement in Washington. The Company conveyed its ownership of its mining assets located in the hosting facility for full satisfaction of $77k in outstanding hosting service fees.

