Form 10-K/A
period 2018-12-31
MGT CAPITAL INVESTMENTS, INC.
filed 2019-04-22
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10–K/A

Amendment No. 1

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

As of April 15, 2019, the registrant had outstanding 195,770,183 shares of common stock, $0.001 par value. (the “Common Stock”).

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

EXPLANATORY NOTE

MGT Capital Investments, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (“Amendment”), originally filed with the Securities and Exchange Commission on April 16, 2019 (the “Initial Filing”), solely for the purposes of amending and supplementing the “Security Ownership of Certain Beneficial Owners” section under Item 12 of Part III of the Annual Report on Form 10-K, to correct an inadvertent omission of an investor from the table in this section. Accordingly, the “Security Ownership of Certain Beneficial Owners” section under Item 12 of Part III of the Initial Filing is hereby amended and restated as set forth below.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our Principal Executive Officer and Principal Financial Officer are filed as exhibits to this Amendment.

Except as described above, no other changes have been made to the Initial Filing. Among other things, forward-looking statements made in the Initial Filing have not been revised to reflect events that occurred or facts that became known to us after the filing of the Initial Filing, and such forward-looking statements should be read in their historical context.

1

PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

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

Percentage beneficially owned is based upon 195,770,183 shares of Common Stock issued and outstanding as of April 15, 2019.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Current Directors and Officers:
Robert B. Ladd (2)	1,773,334	0.91%
Robert S. Lowrey (3)	1,000,000	0.51%
Steven Schaeffer (4)	440,000	0.22%
H. Robert Holmes	702,819	0.36%
Michael Onghai	586,000	0.30%
All directors and executive officers (5 persons)	4,502,153	2.30%

5% Stockholders
Iliad Research & Trading, L.P. (5)	19,780,000	9.99%

(1)	Unless otherwise noted, the addresses for the above persons are in care of the Company at 512 S. Mangum Street, Suite 408, Durham, NC 27701.

(2)	Includes 600,000 shares of restricted stock of which 200,000 shares vest on April 1, 2019; 200,000 shares vest on October 1, 2019; and 200,000 shares vest on April 1, 2020, subject to the terms of Mr. Ladd’s employment agreement, as amended.

(3)	Includes 750,000 shares of restricted stock that vest in equal installments of which one-third vested on March 8, 2019, one-third will vest on September 8, 2019, and one-third will vest on March 8, 2020 and 250,000 shares of restricted stock that vest in equal installments of which one-third vested on January 31, 2019, one-third will vest on July 31, 2019 and one-third will vest on January 1, 2020, subject to the terms of Mr. Lowrey’s employment agreement.

(4)	Includes 440,000 shares of restricted stock of which 90,000 shares vested on February 15, 2019 and 350,000 shares will vest on August 15, 2019, subject to Mr. Schaeffer’s employment agreement.

(5)

Includes 17,500,000 common shares acquired on April 15, 2019 based on a review of a Schedule 13G filed with the SEC on April 15, 2019 by Iliad Research & Trading, L.P., Iliad Management, LLC, Fife Trading, Inc. and John M. Fife (collectively, the “Iliad Stockholders”). The address of each of the Iliad Stockholders is 303 East Wacker Drive, Suite 1040, Chicago, IL 60601. Also includes 2,280,000 of common shares issuable pursuant to: (a) a convertible note held by Iliad Research & Trading, L.P. and/or (b) shares of Series C convertible preferred stock acquired by Chicago Venture Partners, L.P., an affiliate of the Iliad Stockholders, on April 15, 2019, (collectively, the “Convertible Securities”). Additional shares of common stock are issuable pursuant to the Convertible Securities, however based on the underlying terms of the Convertible Securities, the Iliad Stockholders are limited to owning 9.99% of the Company’s outstanding common shares.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT CAPITAL INVESTMENTS, INC
April 22, 2019

	By:	/s/ H. Robert Holmes
H. Robert Holmes
Interim President (Principal Executive Officer)

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. Robert Holmes	Interim President, Chief Executive Officer and Director	April 22, 2019
H. Robert Holmes	(Principal Executive Officer)

/s/ Robert B. Ladd	Director	April 22, 2019
Robert B. Ladd

/s/ Michael Onghai	Director	April 22, 2019
Michael Onghai

/s/ Robert S. Lowrey	Chief Financial Officer	April 22, 2019
Robert S. Lowrey	(Principal Financial and Accounting Officer)

3

EXHIBIT INDEX

Exhibit No.	Description

31.3	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer.

31.4	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial and Accounting Officer.

4