Form 10-Q
period 2019-03-31
MGT CAPITAL INVESTMENTS, INC.
filed 2019-05-17
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.001 per share	MGTI	OTC QB

As of May 17, 2019, there were 218,687,983 shares of the registrant’s Common stock, $0.001 par value per share, issued and outstanding.

MGT CAPITAL INVESTMENTS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$362	$96
Prepaid expenses and other current assets	141	193
Intangible digital assets	-	30
Total current assets	503	319

Non-current assets
Right of use asset, operating lease, net of accumulated amortization	69	-
Other assets	204	204
Total assets	$776	$523

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$281	$537
Accrued expenses and other payables	14	10
Notes payable, net of discount	668	1,285
Operating lease liability	66	-
Total current liabilities	1,029	1,832

Total liabilities	1,029	1,832

Commitments and Contingencies

Stockholders’ Deficit
Undesignated preferred stock, $0.001 par value, 8,500,000 shares authorized at March 31, 2019 and December 31, 2018. No shares issued or outstanding at March 31, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value; 2,500,000,000 shares authorized; 154,340,183 and 111,079,683 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively.	154	111
Additional paid-in capital	406,364	403,299
Subscription receivable	(346)	-
Accumulated deficit	(406,425)	(404,719)
Total stockholders’ deficit	(253)	(1,309)

Total liabilities and stockholders’ deficit	$776	$523

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per-share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

Revenue	$28	$956

Operating expenses
Cost of revenue	86	881
General and administrative	1,914	4,209
Sales and marketing	-	55
Research and development	-	47
Total operating expenses	2,000	5,192

Operating loss	(1,972)	(4,236)

Other non-operating income (expense)
Interest expense	(3)	-
Accretion of debt discount	(1,091)	-
Warrant modification expense	-	(139)
Loss on sale of business unit	-	(127)
Gain (loss) on sale of property and equipment	82	(47)
Gain on extinguishment of debt	1,275	-
Total other non-operating income (expense)	263	(313)

Net loss	(1,709)	(4,549)

Deemed dividend	-	(2,514)

Net loss attributable to common stockholders	$(1,709)	$(7,063)

Per-share data
Basic and diluted loss per share	$(0.01)	$(0.12)

Weighted average number of common shares outstanding	122,404,668	59,482,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(in thousands, except share and per-share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Subscription	Accumulated	Total (Deficit) Equity Attributable to MGT	Non-controlling	Total Stockholders’ Deficit)
	Shares	Amount	Capital	Receivable	Deficit	Stockholders	interest	Equity

Balance at January 1, 2019	111,079,683	$111	$403,299	$-	$(404,719)	$(1,309)	$-	$(1,309)

Stock based compensation		-	894	-	-	894	-	894
Stock issued for services	160,500	-	60	-	-	60	-	60
Sale of stock in connection with equity purchase agreement	43,100,000	43	2,111	(346)	-	1,808	-	1,808
Cumulative effect adjustment related to ASU adoption	-	-	-	-	3	3	-	3
Net loss	-	-	-	-	(1,709)	(1,709)	-	(1,709)

Balance at March 31, 2019	154,340,183	$154	$406,364	$(346)	$(406,425)	$(253)	$-	$(253)

Balance at January 1, 2018	58,963,009	$59	$390,736	$-	$(378,900)	$11,895	$(22)	$11,873

Stock-based compensation	850,000	1	1,086	-	-	1,087	-	1,087
Stock issued for services	448,551	1	838	-	-	839	-	839
Stock issued for prior year notes payable conversion	3,381,816	3	(3)	-	-	-	-	-
Stock sold in connection with private placements	200,000	-	80	-	-	80	-	80
Exercise of warrants	2,224,250	2	279	-	-	281	-	281
Stock issued in disposition of cybersecurity assets	60,000	-	120	-	-	120	-	120
Warrant modification expense	-	-	139	-	-	139	-	139
Deemed dividend	-	-	2,514	-	(2,514)	-	-	-
Net loss	-	-	-	-	(4,549)	(4,549)	-	(4,549)

Balance at March 31, 2018	66,127,626	$66	$395,789	$-	$(385,963)	$9,892	$(22)	$9,870

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per-share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(1,709)	$(4,549)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	481
Stock-based compensation expense	949	2,227
Warrant modification expense	-	139
Loss on sale of business unit	-	127
Extinguishment of note payable	(1,275)	-
Amortization of note discount	1,091	-
(Gain) loss on sale of property and equipment	(82)	47
Change in operating assets and liabilities
Prepaid expenses and other current assets	52	(886)
Intangible digital assets	30	26
Right of use asset	18	-
Lease liability	(18)	-
Accounts payable	(174)	20
Accrued expenses	9	(551)
Net cash used in operating activities	(1,109)	(2,919)

Cash Flows From Investing Activities
Proceeds from sale of cybersecurity assets	-	60
Purchase of property and equipment	-	(6,987)
Proceeds from sale of property and equipment	-	427
Net cash used in investing activities	-	(6,500)

Cash Flows From Financing Activities
Proceeds from private placements of common stock	-	80
Proceeds from sale of stock under equity purchase agreement	1,457	-
Proceeds from sale of common stock warrants	-	281
Repayment of notes payable	(82)	-
Net cash provided by financing activities	1,375	361

Net change in cash and cash equivalents	266	(9,058)

Cash and cash equivalents, beginning of period	96	9,519

Cash and cash equivalents, end of period	$362	$461

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per-share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Supplemental disclosure of cash flow information
Cash paid for interest	$3	$-

Cash paid for income tax	$-	$-

Non-cash investing and financing activities
Deemed dividend on trigger of down round provision	$-	$2,514
Stock issued for services not yet rendered	$-	$26
Repayment of note payable and interest through the issuance of shares under the equity purchase agreement	$351	$-
Cumulative effect adjustment related to ASU adoption	$3	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

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

On February 27, 2019, the Company’s stockholders approved an increase in the Company’s authorized common shares from 125,000,000 to 2,500,000,000. On February 27, 2019, the Company filed an amendment to its Certificate of Incorporation with the state of Delaware to reflect this change.

On March 23, 2018, the Company’s stockholders approved a 1-for-2 reverse split of the Company’s common stock. As of May 15, 2019, the Company had not amended its Certificate of Incorporation to reflect this reverse split and such adjustments are not reflected within these unaudited condensed consolidated financial statements.

On June 13, 2018, the Company filed a universal shelf registration statement covering up to $150 million of various MGT securities, including common stock, preferred stock, debt securities, rights, warrants, and units, that the Company may sell from time to time. On August 10, 2018, this registration statement on Form S-3 was declared effective by the Securities and Exchange Commission (“SEC”). Through April 15, 2019, the Company has sold $6,036 of securities under this registration statement. On April 16, 2019, the Company became ineligible to issue shares pursuant to the Form S-3 as the aggregate market of the Company’s common stock held by non-affiliates was below the regulatory threshold of $75,000.

Cryptocurrency mining

As of March 31, 2019, MGT owned and or managed approximately 5,700 Bitcoin miners. Approximately 2,500 machines are located in Colorado and 3,200 machines are located in Ohio. Of the 5,700 machines, 3,700 are owned by the Company, and the remaining machines are investor owned. All miners owned or managed by MGT are S9 Antminers sold by Bitmain Technologies LTD. In addition to the S9 Antminers, the Company owns 50 custom designed GPU-based Ethereum mining rigs. Because the price of Bitcoin steadily decreased during 2018 and throughout the first quarter of 2019, the Company decided it was not economically responsible to commence mining operations in Colorado or Ohio. On May 14, 2019, the Company announced commencement of operations in both Colorado and Ohio.

During the three months ended March 31, 2019, the Company mined 8 Bitcoin for total revenue of $28. These coins were earned from the operation of approximately 500 Company owned machines located in a leased facility in Quincy, Washington. On March 22, 2019, the Company conveyed its ownership of these machines in satisfaction of outstanding hosting service fees.

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

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per–share amounts)

Note 1. Organization and Basis of Presentation, continued

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10–Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2018, as filed with the SEC on April 16, 2019. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2019.

Note 2. Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2019, the Company had incurred significant operating losses since inception and continues to generate losses from operations. As of March 31, 2019, the Company had an accumulated deficit of $406,425.

Management’s plans include overseeing the operation of approximately 5,700 cryptocurrency mining machines in Colorado and Ohio and continuing to execute on an expansion model to secure low cost power and grow its cryptocurrency assets. As discussed in Note 1, the Company decided not to commence the majority of its mining operations during the first quarter of 2019 as it believed that it was not economically responsible to do so based on unfavorable Bitcoin mining economics. The Company’s revenue in the first quarter of 2019 was significantly less than historical results, as it had only 500 machines in operation. Based on current budget assumptions, the Company believes that it will be able to meet its operating expenses and obligations for one year from the date these condensed consolidated financial statements are issued. The Company will need to raise additional funding to grow its operations and to pay current maturities of debt. There can be no assurance however that the Company will be able to raise additional capital when needed, or at terms deemed acceptable, if at all. Such factors raise substantial doubt about the Company’s ability to sustain operations for at least one year from the issuance of these unaudited condensed consolidated financial statements. Management’s plans, including the operation of its existing cryptocurrency mining machines, the raising of additional capital and potentially curtailing its operations alleviate such substantial doubt. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3. Summary of Significant Accounting Policies

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of MGT and MGT Sweden AB. All intercompany transactions and balances have been eliminated.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per–share amounts)

Note 3. Summary of Significant Accounting Policies, continued

Use of estimates and assumptions and critical accounting estimates and assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and also affect the amounts of revenues and expenses reported for each period. Actual results could differ from those which result from using such estimates. Management utilizes various other estimates, including but not limited to determining the estimated lives of long-lived assets, determining the potential impairment of intangibles and other long-lived assets, the fair value of warrants issued, the fair value of conversion features, the recognition of revenue, the valuation allowance for deferred tax assets and other legal claims and contingencies. The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period that they are determined to be necessary.

Prior Period Financial Statement Correction of an Immaterial Misstatement

During the first quarter of 2019, the Company identified certain adjustments required to correct balances within notes payable, accretion of debt discount, and the gain on extinguishment of debt relating to the modification to the June 2018 Note that had occurred on December 10, 2018. The Company had incorrectly calculated the fair value of the June 2018 Note as the date of its modification, which in turn, led the Company to calculate an incorrect gain on extinguishment and an incorrect accretion of debt discount. The errors discovered resulted in an overstatement of the Company’s notes payable balance of $566 as of December 31, 2018, and an overstatement of the accretion of debt discount of $14 and understatement on the gain on extinguishment of $580 for the year ended December 31, 2018.

Based on an analysis of Accounting Standards Codification (“ASC”) 250 – “Accounting Changes and Error Corrections” (“ASC 250”), Staff Accounting Bulletin 99 – “Materiality” (“SAB 99”) and Staff Accounting Bulletin 108 – “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company determined that these errors were immaterial to the previously-issued consolidated financial statements, and as such no restatement was necessary. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. Accordingly, the misstatements were corrected during the period ended March 31, 2019 in the accompanying consolidated balance sheet as of December 31, 2018.

The effect on these revisions on the Company’s consolidated balance sheet as of December 31, 2018 is as follows:

	As previously reported at December 31, 2018	Adjustment	As revised at December 31, 2018
Notes payable, net of discount	$1,851	$(566)	$1,285
Total current liabilities	2,398	(566)	1,832
Total liabilities	2,398	(566)	1,832
Accumulated deficit	(405,285)	566	(404,719)
Total stockholders’ deficit	(1,875)	566	(1,309)

Revenue recognition

The Company’s primary revenue stream is related to the mining of digital currencies. The Company derives its revenue by solving “blocks” to be added to the blockchain and providing transaction verification services within the digital currency networks of cryptocurrencies, such as Bitcoin and Ethereum, commonly termed “cryptocurrency mining.” In consideration for these services, the Company receives digital currency (“Coins”). The Coins are recorded as revenue, using the average spot price of Bitcoin on the date of receipt. The Coins are recorded on the balance sheet as an intangible digital asset valued at the lower of cost or net realizable value. Net realizable value adjustments, to reduce the value of the Coins to their market value, is included in cost of revenue on the Company’s consolidated statements of operation. Any gain or loss on sale would be recorded to cost of revenues. Costs of revenues includes equipment depreciation, rent, net realizable value adjustments, and electricity costs.

The Company also recognizes revenue from its management agreements. The Company receives a fee from each management agreement based on the amount of Bitcoin mined and is reimbursed for any electricity costs incurred to run the Bitcoin mining machines it manages in its facility.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

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

Accordingly, the computation of diluted loss per share for the three months ended March 31, 2019 excludes 2,650,001 unvested restricted shares, 6,000,000 shares issuable under stock options, 100,743,629 shares issuable upon the conversion of convertible debt, and 5,477,975 shares issuable under warrants. The computation of diluted loss per share for the three months ended March 31, 2018 excludes 2,000,000 shares issuable to the investors of a private placement in December 2017, 3,250,000 unvested restricted shares, 6,000,000 shares issuable under stock options, and 11,034,642 shares issuable under warrants.

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

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

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

Gain (Loss) on Modification/Extinguishment of Debt

In accordance with ASC 470, a modification or an exchange of debt instruments that adds a substantive conversion option or eliminates a conversion option that was substantive at the date of the modification or exchange is considered a substantive change and must be measured by determining the extinguishment of the debt. Additionally, the Company evaluated the discounted cash flows under the terms of the obligations for the May 2018 Notes and June 2018 Note, both before and after the effect of the extension fees in order to determine whether this change should be accounted for as a loan extinguishment or as a modification. The Company determined that the transactions were extinguishments, since the difference between the discounted cash flows exceeded 10%. In addition to the changes in the payment terms of the notes, the debt holders agreed to change the convertibility terms of the Notes from non-convertible notes to convertible notes. The debt holders can elect to be paid in cash (within three trading days of notification) or shares of the Company’s common stock. During the three months ended March 31, 2019, the Company recognized a gain on the extinguishment of debt of $1,275 in conjunction with amending certain of its notes payable on January 7, 2019 and again on March 28, 2019, as well as on January 28, 2019.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying unaudited condensed consolidated financial statements, other than those disclosed below.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance is effective for public entities, certain not-for-profit entities, and certain employee benefit plans for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, ASU 2018-07 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is evaluating the impact of adopting this pronouncement.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per–share amounts)

Note 3. Summary of Significant Accounting Policies, continued

Recent accounting pronouncements, continued

In July 2018, the FASB issued ASU 2018-10 Leases (Topic 842), Codification Improvements and ASU 2018-11 Leases (Topic 842), Targeted Improvements, to provide additional guidance for the adoption of Topic 842. ASU 2018-10 clarifies certain provisions and corrects unintended applications of the guidance such as the application of implicit rate, lessee reassessment of lease classification, and certain transition adjustments that should be recognized to earnings rather than to stockholders’ (deficit) equity. ASU 2018-11 provides an alternative transition method and practical expedient for separating contract components for the adoption of Topic 842. In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842) which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases with terms greater than 12 months. ASU 2018-11, ASU 2018-10, and ASU 2016-02 (collectively, “the new lease standards”) are effective for fiscal years beginning after December 15, 2018, with early adoption permitted.

On January 1, 2019, the Company adopted ASU No. 2016-02, “Leases (Topic 842)” and as part of that process the Company made the following elections:

●	The Company did not elect the hindsight practical expedient, for all leases.

●	The Company elected the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs for all leases.

●	In March 2018, the FASB approved an optional transition method that allows companies to use the effective date as the date of initial application on transition. The Company elected this transition method, and as a result, will not adjust its comparative period financial information or make the newly required lease disclosures for periods before the effective date.

●	The Company elected to not separate lease and non-lease components, for all leases.

The Company recorded a Right of Use Asset of $87 with a corresponding Lease Liability of $84 and a corresponding cumulative adjustment to accumulated deficit of $3 in accordance with Topic 842.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 is intended to improve the effectiveness of fair value measurement disclosures. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this pronouncement.

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

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per–share amounts)

Note 3. Summary of Significant Accounting Policies, continued

Management’s evaluation of subsequent events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the review, other than what is described in Note 10 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Note 4. Notes Payable

On May 23, 2018, the Company entered into a securities purchase agreement with two accredited investors, pursuant to which the Company issued $840 in unsecured promissory notes for aggregate consideration of $700 (the “May 2018 Notes”). The outstanding balance of the May 2018 Notes was to be made in nine equal monthly installments beginning July 23, 2018. The May 2018 Notes were scheduled to mature on March 23, 2019. Subject to the terms and conditions set forth in the May 2018 Notes, the Company may prepay all or any portion of the outstanding balance at any time without pre-payment penalty. Upon the occurrence of an event of default, the outstanding balance of the May 2018 Notes shall immediately increase to 120% of the outstanding balance immediately prior to the event of default and become immediately due and payable.

On June 1, 2018, the Company entered into a note purchase agreement with an accredited investor, pursuant to which the Company issued an unsecured promissory note in the amount of $3,600 (the “June 2018 Note”) for consideration of $3,000. The outstanding balance of the June 2018 Note was to be made in nine equal monthly installments beginning August 1, 2018. The June 2018 Note was scheduled to mature on April 1, 2019. Subject to the terms and conditions set forth in the June 2018 Note, the Company may prepay all or any portion of the outstanding balance at any time without pre-payment penalty. Upon the occurrence of an event of default, the outstanding balance of the June 2018 Note shall immediately increase to 120% of the outstanding balance immediately prior to the event of default and become immediately due and payable.

On December 6, 2018, the Company entered into a note purchase agreement with an accredited investor, pursuant to which the Company issued an unsecured promissory note in the amount of $598 (the “December 2018 Note”) for consideration of $500. The outstanding balance of the December 2018 Note had a maturity date of May 6, 2019 and was paid in full in March 2019. The December 2018 Note bore interest at a rate of 8% per annum and, subject to the terms and conditions set forth in the December 2018 Note, the Company was permitted to prepay all or any portion of the outstanding balance at any time without pre-payment penalty.

On January 7, 2019, and again on March 28, 2019 the Company entered into amendments to one of the May 2018 Notes. Pursuant to the amendments, the borrower has agreed to extend the maturity date of the note to July 15, 2019 and does not require the Company to make its monthly installment payments due from December 2018, through March 2019, provided that the Company makes all installment payments for the months thereafter beginning April 15, 2019. Installment payments shall be paid in cash unless the Company elects to make payments in shares of the Company’s common stock, in which case the number of shares to be issued will be based on the lowest VWAP of the Company’s common stock during the preceding twenty trading days multiplied by 70%, or any lower price made available to any other holder of the Company’s securities. In consideration of these amendments, the Company incurred extension fees payable to the Borrower of $121.

On January 28, 2019, the Company entered into an amendment to the June 2018 Note. Pursuant to the amendment, the borrower has agreed to extend the maturity date to October 1, 2019 and not require the Company to make its installment payment due under the Note Purchase Agreement during January, February, and March 2019. The Company and the borrower have agreed that the Company is to pay all installment payments in cash unless both the Company and the borrower agree to make payments in shares of the Company’s common stock, in which case the number of shares to be issued will be based on the lowest intra-day trade price of the Company’s common stock during the preceding twenty trading days multiplied by 70%. In consideration of this amendment, the Company incurred an extension fee payable to the borrower of $527.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per–share amounts)

Note 4. Notes Payable, continued

Because the January 2019 and March 2019 amendments were considered a substantive change, the Company has treated the modification as an extinguishment of debt and determined the gain or loss on the exchange of instruments. Based on the analysis performed, the Company determined that there was a gain on extinguishment of debt of $1,275.

Notes payable consisted of the following:

	As of March 31, 2019
	Principal	Discount	Net
May 2018 Notes	$500	$(350)	$150
June 2018 Note	3,159	(2,641)	518
Total notes payable	$3,659	$(2,991)	$668

	As of December 31, 2018
	Principal	Discount	Net
May 2018 Notes	$400	$(25)	$375
June 2018 Note	2,448	(1,803)	645
December 2018 Note	351	(86)	265
Total notes payable	$3,199	$(1,914)	$1,285

During the three months ended March 31, 2019 and 2018, the Company recorded amortization of debt discount of $1,091 and $0, respectively.

Note 5. Leases

On August 9, 2016, the Company entered into a sublease agreement for an office lease in Durham, North Carolina. The lease commenced on September 1, 2016 and expires on January 31, 2020. Monthly rent was $6 for the first 12 -month period and $7 each month thereafter until expiration of the lease. A security deposit of $13 was required upon execution of the sublease.

Lease rental expense totaled $20 and $17 during the period ended March 31, 2019 and 2018, respectively.

Total future minimum payments required under the sublease agreement are as follows:

Years ended December 31,	Amount
2019 (remaining nine months)	$62
2020	7
Total undiscounted minimum future lease payments	$69
Less Imputed interest	(3)
Present value of operating lease liabilities	$66

At March 31, 2019, the weighted average remaining lease term and discount rate for operating leases was 0.83 years and 10.8%, respectively.

The Company’s lease agreement does not contain any material residual value guarantees or material restrictive covenants.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per–share amounts)

Note 5. Leases, continued

Right of use asset

Right of use asset is included in the unaudited condensed consolidated Balance Sheet are as follows:

March 31, 2019
Non-current assets
Right of use asset, operating lease, net of amortization	$69

Note 6. Common Stock and Warrant Issuances

Issuance of common stock

During the three months ended March 31, 2019, the Company issued 160,500 shares of its common stock to consultants in exchange for services. These services were valued using the value of the shares issued of $60. During the three months ended March 31, 2018, the Company issued 448,551 shares of its common stock to consultants in exchange for services. These services were valued using the value of the shares issued of $839.

Equity Purchase Agreement

On August 30, 2018, the Company and Oasis Capital, LLC (formerly known as L2 Capital, LLC) (“Oasis Capital”), a Kansas limited liability company, entered into an equity purchase agreement (the “August Equity Purchase Agreement”), pursuant to which the Company may issue and sell to Oasis Capital from time to time up to $35,000 of the Company’s common stock that is registered with the SEC under a registration statement on a Form S–3. Pursuant to the August Equity Purchase Agreement, the Company may require Oasis Capital to purchase shares of common stock that is equal to the lesser of $500 and 200% of the average trading volume of the common stock in the ten prior trading days, upon the Company’s delivery of a put notice to Oasis Capital. Oasis Capital shall purchase such number of shares of common stock at a per share price that equals to the lowest volume weighted average trading price of the common stock during the five prior trading days multiplied by 93.5%.

On November 30, 2018, the Company and Oasis Capital entered into an amendment (the “EPA Amendment”) to the August Equity Purchase Agreement. The EPA Amendment amends the aggregate value of the common stock that can be sold to Oasis Capital from $35,000 to $50,000. Subject to the terms of the EPA Amendment, the Company may by notice (a “Put Notice”) delivered to Oasis Capital require Oasis Capital to purchase a number of shares (the “Put Shares”) of the common stock that is equal to the lesser of $500 and 200% of the average trading volume of the common stock in the ten trading days immediately preceding the date of such Put Notice. The Amendment and EPA provide that the purchase price for such Put Shares will be the lowest traded price on the principal market for any trading day during the five trading days either following or beginning on the date on which Oasis Capital receives delivery of the Put Shares into its brokerage account, which period is referred to as the Valuation Period, multiplied by 95.0%.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per–share amounts)

Note 6. Common Stock and Warrant Issuances, continued

Equity Purchase Agreement, continued

During the three months ended March 31, 2019, the Company issued 43,100,000 shares of its common stock in exchange for $2,154. Of that amount, $354 was applied directly as payment against the December 2018 Note. On March 28, 2019, the Company sold 7,500,000 shares of its common stock for proceeds of $346. Since the proceeds were collected in April 2019, the Company recorded a subscription receivable for this amount as of March 31, 2019.

On April 16, 2019, the Company became ineligible to issue shares under its registration statement on Form S-3 as the aggregate market of the Company’s common stock held by non-affiliates was below the regulatory threshold of $75,000. In connection with this ineligibility, the Company’s August Equity Purchase Agreement was terminated.

Warrants

The following table summarizes information about shares issuable under warrants outstanding during the three months ended March 31, 2019:

	Warrant shares outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at January 1, 2019	5,477,975	$1.01
Issued	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at March 31, 2019	5,477,975	$1.01	1.13	$-

Exercisable at March 31, 2019	5,477,975	$1.01	1.13	$-

Note 7. Stock–Based Compensation

Issuance of restricted common stock – directors, officers and employees

The Company’s activity in restricted common stock was as follows for the three months ended March 31, 2019:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2019	3,355,000	$1.46
Vested	(704,999)	$1.63
Non–vested at March 31, 2019	2,650,001	$1.41

For the three months ended March 31, 2019 and 2018, the Company has recorded $894 and $1,087, in employee and director stock–based compensation expense, which is a component of general and administrative expenses in the consolidated statement of operations and comprehensive loss.

As of March 31, 2019, unamortized stock-based compensation costs related to restricted share arrangements was $1,573, and will be recognized over a weighted average period of 0.54 years.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per–share amounts)

Note 7. Stock–Based Compensation, continued

Stock options

The following is a summary of the Company’s stock option activity for the three months ended March 31, 2019:

	Options	Weighted average exercise price	Weighted average Grant date fair value	Weighted average remaining life	Intrinsic value
Outstanding – January 1, 2019	6,000,000	$0.71	$1.29
Granted	–
Exercised	–
Forfeited/Cancelled	–
Outstanding – March 31, 2019	6,000,000	$0.71	$1.29	0.84	$–

Exercisable – March 31, 2019	6,000,000	$0.71	$1.29	0.84	$–

As of March 31, 2019, there were no unrecognized compensation costs, as all outstanding stock options are fully vested.

Note 8. Commitments and Contingencies

Operating commitments

On October 23, 2018, the Company entered into a hosting agreement (“Hosting Agreement”) with a hosting facility in Colorado where the mining machines have been relocated from Sweden into the U.S. Pursuant to the Hosting Agreement, the service provider will provide a facility to host the Company’s Bitcoin computing servers. The Hosting Agreement states that after payment of an initial fee of $170, all future amounts due to the service provider will be calculated based on electricity consumed by the Company’s 2,500 miners, as determined via separate metered connections on two transformers. The Hosting Agreement commenced on November 1, 2018 and terminates on November 1, 2020.

Legal

There have not been any material updates to the Company’s legal proceedings, as disclosed in the Company’s Form 10-K, as filed with the SEC on April 16, 2019.

Note 9. Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. During the three months ended March 31, 2019 and 2018, the Company made contributions to the 401(k) Plan of $4 and $18, respectively.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per–share amounts)

Note 10. Subsequent Events

The Company has evaluated the impacts of subsequent events through May 17, 2019, and has determined that no such events occurred that were required to be reflected in the unaudited condensed consolidated financial statements, except as described within the above notes and described below.

Modification of Notes Payable

On April 9, 2019, the Company entered into an amendment to one of its May 2018 Notes to (a) forego the installment payments due on February 23, 2019 and March 23, 2019; and (b) extend the maturity date of the note to August 15, 2019. In exchange for the amendment, the Company compensated the holder of the note by increasing the outstanding principal due by $50.

On May 10, 2019, the two holders of the May 2018 Notes assigned and sold all notes to a single unaffiliated investor. On the same date, the Company and new investor executed a letter agreement to amend the terms of the May 2018 Notes to allow the new investor to convert the total outstanding principal amount of $427 into shares of the Company’s common stock, at a price equal to 70% of the lowest trading price during the 20 days preceding the conversion dates, or any lower price made available to any other holder of the Company’s securities. This amendment also eliminates the Company’s mandatory monthly amortization payments and extended the maturity of the May 2018 Notes until August 15, 2019. After such date, and within 10 business days, any outstanding balance shall be satisfied, at the Company’s election, either with: cash, common stock conversion or any combination thereof. On May 15, 2019, the Company issued 10,568,087 shares of its common stock pursuant to the full conversion of the May 2018 Notes.

Also on May 10, 2019, the Company executed a letter agreement with the holder of the June 2018 Note to amend the terms of the June 2018 Notes to allow the holder to covert the total outstanding principal amount of $3,159 into shares of the Company's common stock, at a price equal to 70% of the lowest trading price during the 20 day preceding the conversion dates, or any lower price made available to any other holder of the Company’s securities. This amendment also eliminates the Company's mandatory monthly amortization payments and extended the maturity of the June 2018 Note until December 15, 2019. After such date, and within 10 business days, any outstanding balance shall be satisfied, at the Company’s election, either with: cash, common stock conversion, or any combination thereof.

Modification of Warrants

On May 9, 2019, the Company reached a modification agreement with the holder of six separate warrants entitling the holder to purchase a total of 4,000,000 shares of the Company’s common stock at prices of between $0.50 per share and $2.00 per share at various times until September 2022. In return for the immediate exercise of all warrants, the holder was permitted to exercise at a price of $0.03 per share, or $120.

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

Each Preferred Share is convertible into shares of the Company’s common stock in an amount equal to the greater of: (a) 200,000 shares of common stock or (b) the amount derived by dividing the stated value by the product of 0.7 times the market price of the Company’s common stock, defined as the lowest trading price of the Company’s common stock during the ten day period preceding the conversion date. The holder may not convert any Preferred Shares if the total amount of shares, together with holdings of its affiliates, following a conversion shall exceed 9.99% of the Company’s common stock. The common shares issued upon conversion have been registered under the Company’s registration statement on Form S-3. On April 12, 2019, the Company sold 190 Preferred Shares for $1,900. During April and May 2019, holders of the preferred shares converted 35 of their Preferred Shares into 8,463,465 shares of common stock.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per–share amounts)

Note 10. Subsequent Events, continued

Sale of Common Stock

On April 12, 2019, the Company entered into a purchase agreement with an accredited investor whereby it sold 17,500,000 shares of its common stock for $525 pursuant to the Company’s registration statement on Form S-3. The holder of these shares is also the holder of the June 2018 Note and an affiliate of the holder of 150 shares of the Preferred Shares.

Equity Purchase Agreement

Subsequent to March 31, 2019, through April 16, 2019, the Company issued 23,900,000 shares of its common stock under the Equity Purchase Agreement in exchange for $1,575.

Hosting Agreement

On May 10, 2019, the Company, N 4th Street LLC (the “Service Provider”), and Bit5ive LLC (the “Operator”) entered into a profit sharing agreement, effective as of May 10, 2019, relating to the generation of Bitcoin mining revenues at a facility located in Coshocton, Ohio (the “Facility”) for a term that is the earlier of (i) two years, or (ii) when the parties determine that the Bitcoin mining business at the Facility is uneconomic (the “Agreement”).

Under the terms of the Agreement, the Company agreed to provide the necessary hardware to conduct Bitcoin mining at the Facility. In addition, the Company is required to deliver a security deposit in the amount of $240,000 to the Service Provider (the “Security Deposit”). The Service Provider agreed, among other things, to provide necessary hosting capacity, equipment, infrastructure and electricity to operate the mining hardware at the Facility. The Operator agreed, among other things, to and maintain the Facility in accordance with prudent industry standards (as defined in the Agreement) and to maintain the hardware.

The Service Provider is required to disburse on a monthly basis: (i) the total electricity costs to the utility provider; (ii) 10% of Gross Profits (as defined in the Agreement) to the Operator; (iii) the Net Profits (as defined in the Agreement) such that 10% of all Gross Profits shall be paid to the Company, 40% of all Gross Profits shall be paid to Service Provider, and 40% of all Gross Profits will be paid into the Security Deposit account until such time as the Security Deposit is paid in full; and (iv) subsequent to the satisfaction of the Security Deposit, Net Profits equally between the Company and the Service Provider.

Employment Agreements

On May 1, 2019, the Company’s board of directors reappointed Mr. Robert Ladd as Chief Executive Officer of the Company. Mr. Ladd’s previous employment agreement with the Company remains in effect.

On May 13, 2019, Stephen Schaeffer, the Company’s Chief Operating Officer, resigned effective May 10, 2019. In connection with his resignation, Mr. Schaeffer and the Company entered into a resignation and release agreement dated May 13, 2019 (the “Resignation Agreement”), pursuant to which Mr. Schaeffer’s Executive Employment Agreement, dated August 15, 2017 was terminated. The Resignation Agreement provides that Mr. Schaeffer will be paid a lump sum of $100,000, net of appropriate payroll and withholding deductions. In addition, the Resignation Agreement provides for the immediate vesting of 440,000 shares of common stock previously granted to Mr. Schaeffer under the Company’s 2016 Stock Equity Plan and for Company-paid COBRA health insurance coverage.

Management Agreements

On May 2, 2019, the Company entered into amended management agreements with two accredited investors, Deep South Mining LLC and BDLM, LLC (the “Users”). The Users’ miners shall be reconnected and resume mining Bitcoin upon execution of these agreements. Due to wear and tear, the parties acknowledge the Users’ Bitcoin Hardware consist of 1,800 Bitmain Antminer S9 mining computers, collectively.

Item 2. Management’s discussion and analysis of financial condition and results of operations

This Quarterly Report on Form 10–Q contains forward–looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The statements contained herein that are not purely historical are forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward–looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe” and similar expressions or variations intended to identify forward–looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward–looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward–looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10–K filed with the Securities and Exchange Commission (“SEC”) on April 16, 2019, in addition to other public reports we filed with the SEC. The forward–looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward–looking statements to reflect events or circumstances after the date of such statements.

Executive summary

MGT Capital Investments, Inc. (“MGT”, “the Company”, “we”, or “us”) is a Delaware corporation, incorporated in 2000. The Company was originally incorporated in Utah in 1977. MGT is comprised of the parent company, and its wholly–owned subsidiary MGT Sweden AB. Our corporate office is located in Durham, North Carolina.

All dollar figures set forth in this Quarterly Report on this Form 10-Q are in thousands, except share and per-share amounts.

As of March 31, 2019, MGT owned and or managed approximately 5,700 mining machines. Approximately 2,500 machines are located in Colorado and 3,200 machines are located in Ohio. Of the 5,700 machines, 3,700 are owned by the Company, and the remaining machines are investor owned. All miners owned or managed by MGT are S9 Antminers sold by Bitmain Technologies LTD. In addition to the S9 Antminers, the Company owns 50 custom designed GPU-based Ethereum mining rigs. Because the price of Bitcoin steadily decreased during 2018 and throughout the first quarter of 2019, the Company decided it was not economically responsible to commence mining operations in Colorado or Ohio. On May 14, 2019, the Company announced commencement of operations in both Colorado and Ohio.

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

Revenue recognition

The Company’s primary revenue stream is related to the mining of digital currencies. The Company derives its revenue by solving “blocks” to be added to the blockchain and providing transaction verification services within the digital currency networks of cryptocurrencies, such as Bitcoin and Ethereum, commonly termed “cryptocurrency mining.” In consideration for these services, the Company receives digital currency (“Coins”). The Coins are recorded as revenue, using the average spot price of Bitcoin on the date of receipt. The Coins are recorded on the balance sheet as an intangible digital asset valued at the lower of cost or net realizable value. Net realizable value adjustments, to reduce the value of the Coins to their market value, is included in cost of revenue on the Company’s consolidated statements of operation. Any gain or loss on sale would be recorded to cost of revenues. Costs of revenues includes equipment depreciation, rent, net realizable value adjustments, and electricity costs.

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

Results of operations

Three months ended March 31, 2019 and 2018

Revenues

Our revenues for the three months ended March 31, 2019 decreased by $928, or 97%, to $28 as compared to $956 for the three months ended March 31, 2018. Our revenue is derived from cryptocurrency mining. The decrease in revenues is a result of our decision to not operate the majority of our miners due to the unfavorable economics of decreased price of Bitcoin and increased difficulty.

Operating Expenses

Operating expenses for the three months ended March 31, 2019 decreased by $3,192, or 61%, to $2,000 as compared to $5,192 for the three months ended March 31, 2018. The decrease in operating expenses was primarily due to a decrease in general and administrative expenses, as well as no costs associated with marketing or research and development, and a decrease of $795 in cost of sales from cryptocurrency mining operations.

The decrease in general and administrative expenses of $2,295, or 55% to $1,914 as compared to $4,209 for the three months ended March 31, 2018, was primarily due to a decrease in stock-based compensation of $1,273 and a decrease in payroll and related expenses of $426, offset by an increase in legal and professional fees of $57.

Other Income and Expense

For the three months ended March 31, 2019, non–operating expenses consisted of interest expense of $3, accretion of debt discount of $1,091, gain on sale of property and equipment of $82 and a gain on extinguishment of debt of $1,275. During the comparable period ended March 31, 2018, non–operating expenses consisted of a warrant modification expense of $139, loss on sale of business unit of $127, and a loss on sale of property and equipment of $47.

Liquidity and capital resources

Sources of Liquidity

We have historically financed our business through the sale of debt and equity interests. As of March 31, 2019, we have incurred significant operating losses since inception and continue to generate losses from operations and as of March 31, 2019 have an accumulated deficit of $406,425. At March 31, 2019, our cash and cash equivalents were $362 and our working capital deficit was $526. As of March 31, 2019, we had notes payable outstanding with a face value of $3,659.

Management’s plans include overseeing the operation of approximately 5,700 cryptocurrency mining machines in Colorado and Ohio and continuing to execute on an expansion model to secure low cost power and grow its cryptocurrency assets. As discussed in Note 1 to the unaudited condensed consolidated financial statements, the Company decided not to commence the majority of its mining operations during the first quarter of 2019 as it believed that it was not economically responsible to do so based on unfavorable Bitcoin economics. The Company’s revenue in the first quarter of 2019 was significantly less than historical results, as it had only 500 machines in operation. Based on current budget assumptions, the Company believes that it will be able to meet its operating expenses and obligations for one year from the date these condensed consolidated financial statements are issued. The Company will need to raise additional funding to grow its operations and to pay current maturities of debt. There can be no assurance however that the Company will be able to raise additional capital when needed, or at terms deemed acceptable, if at all. Such factors raise substantial doubt about the Company’s ability to sustain operations for at least one year from the issuance of these unaudited condensed consolidated financial statements. Management’s plans, including the operation of its existing cryptocurrency mining machines, the raising of additional capital and potentially curtailing its operations alleviate such substantial doubt. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The price of Bitcoin is volatile, and fluctuations are expected. Declines in the price of Bitcoin has a negative impact in our operating results and liquidity and could harm the price of our Common Stock. Movements may be influenced by various factors, including, but not limited to, government regulation, security breaches experienced by service providers, as well as political and economic uncertainties around the world. Since we record revenue based on the price of earned Bitcoin and we may retain such Bitcoin as an asset or as payment for future expenses, the relative value of such revenues may fluctuate, as will the value of any Bitcoin we retain. The high and low exchange rate per Bitcoin for the three months ended March 31, 2019, as reported by Blockchain.info, were approximately $3 and $5 respectively.

The Company’s primary source of operating funds has been through debt and equity financing. On August 30, 2018, the Company and Oasis Capital, LLC (formerly known as L2 Capital, LLC) (“Oasis Capital”), a Kansas limited liability company, entered into an equity purchase agreement (the “Equity Purchase Agreement”), pursuant to which the Company may issue and sell to Oasis Capital from time to time up to $35,000 of the Company’s Common Stock that is registered with the SEC under a registration statement on a Form S–3. The amount of the Equity Purchase Agreement was amended to $50,000 on December 3, 2018. During the year ended December 31, 2018, the Company issued 33,650,000 shares of its Common Stock in exchange for $2,459. During the period January 1, 2019 through April 15, 2019, the Company issued 58,600,000 shares of its Common Stock in exchange for $3,277. On April 16, 2019, the Company’s registration statement on Form S–3 lost its effectiveness as the aggregate market value of the Company’s Common Stock held by non-affiliates was below the regulatory threshold of $75,000. Therefore the Company will not be able to use its Equity Purchase Agreement as a source of operating funds.

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

Each Preferred Share is convertible into shares of the Company’s common stock in an amount equal to the greater of: (a) 200,000 shares of common stock or (b) the amount derived by dividing the Stated Value by the product of 0.7 times the market price of the Company’s common stock, defined as the lowest trading price of the Company’s common stock during the ten day period preceding the conversion date. The holder may not convert any Preferred Shares if the total amount of shares, together with holdings of its affiliates, following a conversion shall exceed 9.99% of the Company’s common stock. The common shares issued upon conversion have been registered under the Company’s registration statement on Form S-3. On April 12, 2019, the Company sold 190 Preferred Shares for $1,900.

Sale of Common Stock

On April 12, 2019, the Company entered into a Purchase Agreement with an accredited investor whereby it sold 17,500,000 shares of its common stock for $525 pursuant to the Company’s registration statement on Form S-3. The holder of these shares is also the holder of the June 2018 Note and an affiliate of the holder of 150 shares of the Preferred Shares.

	Three Months ended March 31,
	2019	2018
Cash (used in) / provided by
Operating activities	$(1,109)	$(2,919)
Investing activities	-	(6,500)
Financing activities	1,375	361
Net increase (decrease) in cash and cash equivalents	$266	$(9,058)

Cash Flows

Operating activities

Net cash used in operating activities was $1,109 for the three months ended March 31, 2019 as compared to $2,919 for the three months ended March 31, 2018. Cash used in operating activities for the three months ended March 31, 2019 primarily consisted of a net loss of $1,709, partially offset by non-cash stock-based compensation of $949, amortization of note discounts of $1,091 less a non-cash gain on extinguishment of $1,275 and a decrease in working capital of $83. Cash used in operating activities for the three months ended March 31, 2018 primarily consisted of a net loss of $4,549 partially offset by non-cash stock-based compensation of $2,227, and depreciation expense of $481, less a decrease in working capital of $1,391.

Investing activities

Net cash used in investing activities was $0 for the three months ended March 31, 2019 as compared to net cash used in investing activities of $6,500 for the three months ended March 31, 2018. During the three months ended March 31, 2018, the Company used $6,987 in the purchase of property and equipment, and realized $60 in proceeds from sales of our cybersecurity assets and $427 from the sale of property and equipment.

Financing activities

During the three months ended March 31, 2019, cash provided by financing activities totaled $1,375, which includes $1,457 from the sale of stock under our equity purchase agreement, offset by $82 in repayments of notes payable. During the three months ended March 31, 2018, cash provided by financing activities totaled $361, comprised of $80 from private placements of our common stock and $281 from the exercise of stock purchase warrants.

Off–balance sheet arrangements

As of March 31, 2019 we had no obligations, assets or liabilities which would be considered off–balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off–balance sheet arrangements.

Item 3. Quantitative and qualitative disclosures about market risk

The Company is not exposed to market risk related to interest rates on foreign currencies.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as March 31, 2019 due to a material weakness in our internal control over financial reporting as described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer), we performed a complete documentation of the Company’s significant processes and key controls, and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2019 due to the material weaknesses described below.

A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5 as a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We determined that our internal control of financial reporting had the following material weakness:

●	Due to the small size of the Company, the Company does not maintain sufficient segregation of duties to ensure the processing, review and authorization of all transactions including non-routine transactions.
●	Our processes lacked timely and complete reviews and analysis of information used to prepare our financial statements and disclosures in accordance with accounting principles generally accepted in the United States of America.
●	The Company failed to prevent and timely discover a misappropriation of assets by a key vendor of the Company.
●	The Company failed to timely discover an error in the calculation of an extinguishment of debt.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2019, there were no changes in internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

There have not been any material updates to our legal proceedings, as disclosed in our Annual Report on Form 10-K, as filed with the SEC on April 16, 2019.

Item 1A. Risk factors

There are no additional risk factors other than those discussed in our Annual Report on Form 10–K, as filed with the SEC on April 16, 2019.

Item 2. Unregistered sales of equity securities and use of proceeds

None.

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

MGT CAPITAL INVESTMENTS, INC

Date: May 17, 2019	By:	/s/ Robert B. Ladd
Robert B. Ladd
President and Chief Executive Officer
(Principal Executive Officer)

