Form 10-Q
period 2019-06-30
MGT CAPITAL INVESTMENTS, INC.
filed 2019-08-14
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Yes [  ] No [X]

As of August 13, 2019, there were 319,721,130 shares of the registrant’s Common stock, $0.001 par value per share, issued and outstanding.

MGT CAPITAL INVESTMENTS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per-share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$3,059	$96
Prepaid expenses and other current assets	413	193
Intangible digital assets	84	30
Total current assets	3,556	319

Non-current assets
Property & equipment, at cost, net	72	-
Deferred offering costs	70	-
Right of use asset, operating lease, net of accumulated amortization	51	-
Other assets	200	204
Total assets	$3,949	$523

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$409	$537
Accrued expenses and other payables	88	10
Notes payable, net of discount	443	1,285
Operating lease liability	47	-
Total current liabilities	987	1,832

Total liabilities	987	1,832

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Undesignated preferred stock, $0.001 par value, 8,489,800 and 8,500,000 shares authorized at June 30, 2019 and December 31, 2018, respectively. No shares issued or outstanding at June 30, 2019 and December 31, 2018	-	-
Series B preferred stock, $0.001 par value, 10,000 and 0 shares authorized at June 30, 2019 and December 31, 2018, respectively. 0 and 0 shares issued or outstanding at June 30, 2019 and December 31, 2018, respectively.	-	-
Series C convertible preferred stock, $0.001 par value, 200 and 0 shares authorized at June 30, 2019 and December 31, 2018, respectively. 140 and 0 shares issued or outstanding at June 30, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.001 par value; 2,500,000,000 shares authorized; 270,957,766 and 111,079,683 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively.	271	111
Additional paid-in capital	413,694	403,299
Accumulated deficit	(411,003)	(404,719)
Total stockholders’ equity (deficit)	2,962	(1,309)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,949	$523

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Revenue	$70	$409	$98	$1,365

Operating expenses
Cost of revenue	18	1,015	104	1,896
General and administrative	2,074	3,283	3,988	7,492
Restructuring charge	-	2,499	-	2,499
Sales and marketing	-	-	-	55
Research and development	-	-	-	47
Total operating expenses	2,092	6,797	4,092	11,989

Operating loss	(2,022)	(6,388)	(3,994)	(10,624)

Other non-operating income (expense)
Interest income (expense)	3	-	-	-
Accretion of debt discount	(2,731)	(117)	(3,822)	(117)
Warrant modification expense	-	-	-	(139)
Loss on sale of business unit	-	-	-	(127)
Gain (loss) on sale of property and equipment	-	-	82	(47)
Gain on extinguishment of debt	1,131	-	2,406	-
Total other non-operating income (expense)	(1,597)	(117)	(1,334)	(430)

Net loss	(3,619)	(6,505)	(5,328)	(11,054)

Deemed dividend	(959)	-	(959)	(2,514)

Net loss attributable to common stockholders	$(4,578)	$(6,505)	$(6,287)	$(13,568)

Per-share data
Basic and diluted loss per share	$(0.02)	$(0.10)	$(0.04)	$(0.22)

Weighted average number of common shares outstanding	$210,625,579	65,781,192	166,758,828	62,649,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Accumulated	Total (Deficit) Equity Attributable to MGT	Non-controlling	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Stockholders	interest	Equity

Balance at January 1, 2019	-	$-	$111,079,683	$111	$403,299	$-	$(404,719)	$(1,309)	$-	$(1,309)

Stock based compensation	-	-		-	894	-	-	894	-	894
Stock issued for services - employee restricted stock	-	-	160,500	-	60	-	-	60	-	60
Sale of stock under equity purchase agreement	-	-	43,100,000	43	2,111	(346)	-	1,808	-	1,808
Cumulative effect adjustment related to ASU adoption	-	-	-	-	-	-	3	3	-	3
Net loss	-	-	-	-	-	-	(1,709)	(1,709)	-	(1,709)

Balance at March 31, 2019	-	-	154,340,183	154	406,364	(346)	(406,425)	(253)	-	(253)

Stock based compensation - employee restricted stock	-	-	-	-	730	-	-	730	-	730
Stock issued for services	-	-	-	-	-	-	-	-	-	-
Sale of stock under equity purchase agreement	-	-	23,900,000	24	1,502	346	-	1,872	-	1,872
Common stock issued on conversion of notes payable	-	-	57,224,243	57	1,640	-	-	1,697	-	1,697
Stock sold in connection with registered direct placements	-	-	17,500,000	18	507	-	-	525	-	525
Sale of preferred stock	190	-	-	-	1,890	-	-	1,890	-	1,890
Conversion of preferred stock	(50)	-	13,993,340	14	(14)	-	-	-	-	-
Exercise of warrants	-	-	4,000,000	4	116	-	-	120	-	120
Deemed dividend	-	-	-	-	959	-	(959)	-	-	-
Adoption of ASC 842	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(3,619)	(3,619)	-	(3,619)

Balance at June 30, 2019	140	$-	270,957,766	271	413,694	-	(411,003)	2,962	-	$2,962

Balance at January 1, 2018	-	$-	58,963,009	$59	$390,736	-	$(378,900)	$11,895	$(22)	$11,873
						-
Stock-based compensation - employee restricted stock	-	-	850,000	1	1,086	-	-	1,087	-	1,087
Forfeiture of employee restricted stock	-	-	-	-	-	-		-	-	-
Stock issued for services	-	-	448,551	1	838	-	-	839	-	839
Stock issued for prior year notes payable conversion	-	-	3,381,816	3	(3)	-	-	-	-	-
Stock sold in connection with private placements	-	-	200,000	-	80	-	-	80	-	80
Issuance of common stock for prior year sale	-	-	-	-	-	-		-	-
Exercise of warrants	-	-	2,224,250	2	279	-	-	281	-	281
Stock issued in disposition of cybersecurity assets	-	-	60,000	-	120	-	-	120	-	120
Warrant modification expense	-	-	-	-	139	-	-	139	-	139
Deemed dividend	-	-	-	-	2,514	-	(2,514)	-	-	-
Net loss	-	-	-	-	-	-	(4,549)	(4,549)	-	(4,549)

Balance at March 31, 2018	-	-	66,127,626	$66	$395,789	-	$(385,963)	$9,892	$(22)	$9,870

Stock-based compensation - employee restricted stock	-	-	1,500,000	1	1,248	-	-	1,249	-	1,249
Forfeiture of employee restricted stock	-	-	(550,000)	(1)	(232)	-	-	(233)		(233)
Stock issued for services	-	-	730,000	-	875	-	-	875	-	875
Stock issued for prior year notes payable conversion	-	-	-	-	-	-	-	-	-	-
Stock sold in connection with private placements	-	-	-	-	-	-	-	-	-	-
Issuance of common stock for prior year sale	-	-	750,000	1	(1)	-	-	-	-
Exercise of warrants	-	-	3,200,000	4	621	-	-	625	-	625
Stock issued in disposition of cybersecurity assets	-	-	-	-	-	-	-	-	-	-
Warrant modification expense	-	-	-	-	-	-	-	-	-	-
Deemed dividend	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(6,505)	(6,505)	-	(6,505)

Balance at June 30, 2018	-	$-	71,757,626	71	398,300	-	(392,468)	5,903	(22)	5,881

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(5,328)	$(11,054)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	1,189
Stock-based compensation expense	1,679	3,908
Warrant modification expense	-	139
Loss on sale of business unit	-	127
Extinguishment of note payable	(2,406)	-
Amortization of note discount	3,822	117
(Gain) loss on sale of property and equipment	(82)	47
Change in operating assets and liabilities
Prepaid expenses and other current assets	(220)	438
Intangible digital assets	(54)	(203)
Right of use asset	36	-
Lease liability	(37)	-
Other assets	4	(368)
Accounts payable	(108)	(223)
Accrued expenses	83	566
Net cash used in operating activities	(2,611)	(5,317)

Cash Flows From Investing Activities
Proceeds from sale of cybersecurity assets	-	60
Purchase of property and equipment	(72)	(6,994)
Proceeds from sale of property and equipment	-	427
Net cash used in investing activities	(72)	(6,507)

Cash Flows From Financing Activities
Proceeds from sale of common stock	525	80
Payment of deferred offering costs	(8)	(83)
Proceeds from the issuance of notes payable, net of original issue discount	-	3,700
Proceeds from sale of stock under equity purchase agreement, net of issuance costs	3,329	-
Sale of preferred stock, net of issuance costs	1,890	-
Repayment of notes payable	(210)	-
Proceeds from exercise of warrants	120	906
Net cash provided by financing activities	(5,646)	4,603

Net change in cash and cash equivalents	2,963	(7,221)

Cash and cash equivalents, beginning of period	96	9,519

Cash and cash equivalents, end of period	$3,059	$2,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Supplemental disclosure of cash flow information
Cash paid for interest	$3	$-

Cash paid for income tax	$-	$-

Non-cash investing and financing activities
Deemed dividend on warrant modification and beneficial conversion feature of preferred stock	$959	$-
Deemed dividend on triger of down round provision	$-	$2,514
Stock issued for services not yet rendered	$-	$15
Cumulative effect adjustment related to ASU adoption	$3	$-
Conversion of notes payable into common stock	$1,697	$-
Repayment of note payable and interest through the issuance of shares under the equity purchase agreement	$354	$-
Non-cash deferred offering costs	$62	$-
Conversion of Series C convertible preferred stock into common stock	$14	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

Note 1. Organization and Basis of Presentation

Organization

MGT Capital Investments, Inc. (“MGT” or the “Company”) was incorporated in Delaware in 2000. MGT was originally incorporated in Utah in 1977. MGT is comprised of the parent company and its wholly owned subsidiary MGT Sweden AB. MGT’s corporate office is located in Durham, North Carolina.

On February 27, 2019, the Company’s stockholders approved an increase in the Company’s authorized common shares from 125,000,000 to 2,500,000,000 and the Company filed an amendment to its Certificate of Incorporation with the state of Delaware to reflect this change.

On June 4, 2019, the Company filed a registration statement on Form S-1 covering up to 76,558,643 shares of common stock the Company may sell from time to time. On June 25, 2019, this registration was declared effective by the Securities and Exchange Commission (“SEC”). Through August 14, the Company sold 30,500,000 shares of its common stock under this registration statement for gross proceeds of $1,291.

Cryptocurrency mining

Following a review of its Bitcoin mining operations, the Company has determined to consolidate its activities going forward in Company-owned and managed facilities. Central to this strategy is the recent purchase of land in LaFayette, GA and the entry into a favorable contract for electricity there. Located adjacent to a utility substation, the several acre property has access to over 20 megawatts (MW) of low-cost power. MGT has also ordered transformers with a total load capacity of 12.5 MW to accommodate the first phase of this project and has begun the construction and physical site development. The facility will accommodate shipping containers racked with miners with individual capacities of up to 1 MW.

The Company’s agreements with third-party hosting facilities allow for reduced commitments and provide for flexibility to deploy miners at the new Georgia location upon its readiness. MGT is now mining with 1,260 Bitmain S9 miners in Colorado Springs, representing its entire commitment in this location. In Coshocton, Ohio, MGT is now operating approximately 1,000 S9 miners, including miners in the first Pod5ive container delivered in late July. The Company is contractually committed to a total of 1,800 miners in Ohio, with full deployment dependent upon the speed of the facility buildout by its third-party partner.

On July 15, 2019, the Company announced it entered into a purchase agreement with Bitmaintech Pte. Ltd, a Singapore private limited company, to purchase 1,100 Antminer S17 Bitcoin miners for an aggregate purchase price of approximately $2,770, subject to adjustments, with delivery expected in October 2019 to the Company’s facility in Lafayette, GA.

During the three and six months ended June 30, 2019, the Company mined 0.01 and 7.83 Bitcoin for total revenue of $70 and $98, respectively. These coins were earned from hosting facilities located in Washington, Colorado and Ohio. On March 22, 2019, the Company terminated its hosting arrangement in Washington and conveyed its ownership of its machines in satisfaction of outstanding hosting service fees. Bitcoin results above exclude production attributable to investor-owned machines, equaling 38.00 and 38.00 Bitcoin worth $309 and $309 during the three and six months ended June 30, 2019, respectively. The Company recognized revenue of $47 under these agreements as described in Note 9.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per–share amounts)

Note 1. Organization and Basis of Presentation, continued

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10–Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2018, as filed with the SEC on April 16, 2019. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2019.

Note 2. Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2019, the Company had incurred significant operating losses since inception and continues to generate losses from operations. As of June 30, 2019, the Company had an accumulated deficit of $411,003.

Management’s plans include the consolidation of its activities in Company-owned and managed facilities, executing on its expansion model to secure low cost power and grow its cryptocurrency assets. Based on current budget assumptions, the Company believes that it will be able to meet its operating expenses and obligations for one year from the date these unaudited condensed consolidated financial statements are issued. The Company will need to raise additional funding to grow its operations and to pay current maturities of debt. There can be no assurance however that the Company will be able to raise additional capital when needed, or at terms deemed acceptable, if at all. Such factors raise substantial doubt about the Company’s ability to sustain operations for at least one year from the issuance of these unaudited condensed consolidated financial statements. Management’s plans, including the consolidation of its activities in Company-owned and managed facilities, the raising of additional capital and potentially curtailing its operations alleviate such substantial doubt. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3. Summary of Significant Accounting Policies

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of MGT and MGT Sweden AB. All intercompany transactions and balances have been eliminated.

Use of estimates and assumptions and critical accounting estimates and assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and also affect the amounts of revenues and expenses reported for each period. Actual results could differ from those which result from using such estimates. Management utilizes various other estimates, including but not limited to determining the estimated lives of long-lived assets, determining the potential impairment of long-lived assets, the fair value of warrants issued, the fair value of conversion features, the recognition of revenue, the valuation allowance for deferred tax assets and other legal claims and contingencies. The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period that they are determined to be necessary.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per–share amounts)

Note 3. Summary of Significant Accounting Policies, continued

Prior Period Financial Statement Correction of an Immaterial Misstatement

During the first quarter of 2019, the Company identified certain adjustments required to correct balances within notes payable, accretion of debt discount, and the gain on extinguishment of debt relating to the modification to the June 2018 Note (as defined in Note 5) that had occurred on December 10, 2018. The Company had incorrectly calculated the fair value of the June 2018 Note as the date of its modification, which in turn, led the Company to calculate an incorrect gain on extinguishment and an incorrect accretion of debt discount. The errors discovered resulted in an overstatement of the Company’s notes payable balance of $566 as of December 31, 2018, and an overstatement of the accretion of debt discount of $14 and understatement on the gain on extinguishment of $580 for the year ended December 31, 2018.

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

Revenue recognition

The Company’s primary revenue stream is related to the mining of digital currencies. The Company derives its revenue by solving “blocks” to be added to the blockchain and providing transaction verification services within the digital currency networks of cryptocurrencies, such as Bitcoin and Ethereum, commonly termed “cryptocurrency mining.” In consideration for these services, the Company receives digital currency (“Coins”). The Coins are recorded as revenue, using the average spot price of Bitcoin on the date of receipt. The Coins are recorded on the balance sheet as an intangible digital asset valued at the lower of cost or net realizable value. Net realizable value adjustments, to adjust the value of the Coins to their market value, is included in cost of revenue on the Company’s consolidated statements of operation. Any gain or loss on sale would be recorded to cost of revenues. Costs of revenues includes equipment depreciation, rent, net realizable value adjustments, and electricity costs.

The Company also recognizes revenue from its management agreements. The Company receives a fee from each management agreement based on the amount of Bitcoin mined and is reimbursed for any electricity costs incurred to run the Bitcoin mining machines it manages in its facility.

Additionally, the Company has machines located in a facility in Ohio and Colorado. The Company receives an allocation of profits from this facility, as further described in Note 9. The Company records the net amount of the bitcoin received as revenue on its statement of operations.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per–share amounts)

Note 3. Summary of Significant Accounting Policies, continued

Income taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”. ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and established for all the entities a minimum threshold for financial statement recognition of the benefit of tax positions and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax basis of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all the deferred tax assets will not be realized. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

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

Accordingly, the computation of diluted loss per share for the three and six months ended June 30, 2019 excludes 1,100,001 unvested restricted shares, 6,000,000 shares issuable under stock options, 74,776,203 shares issuable upon the conversion of convertible debt, 1,450,000 shares issuable under warrants, and 48,780,488 shares under preferred stock. The computation of diluted loss per share for the three and six months ended June 30, 2018 excludes 1,250,000 shares issuable to the investors of the December 2017 private placement, 3,600,000 unvested restricted shares, 6,000,000 shares issuable under stock options, and 9,440,796 shares issuable under warrants.

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

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per–share amounts)

Note 3. Summary of Significant Accounting Policies, continued

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

Gain (Loss) on Modification/Extinguishment of Debt

In accordance with ASC 470, a modification or an exchange of debt instruments that adds a conversion option or eliminates a conversion option that was substantive at the date of the modification or exchange is considered a substantive change and must be measured and accounted for as extinguishment of the original instrument along with the recognition of a gain/loss. Additionally, under ASC 470, a substantive modification of a debt instrument is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. A substantive modification is accounted for as an extinguishment of the original instrument along with the recognition of a gain/loss.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying unaudited condensed consolidated financial statements, other than those disclosed below.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, ASU 2018-07 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. On January 1, 2019, the Company adopted ASU 2018-07, which has not had a material effect on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02 Leases which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases with terms greater than 12 months. In July 2018, the FASB issued ASU 2018-10 Leases, Codification Improvements and ASU 2018-11 Leases, Targeted Improvements, to provide additional guidance for the adoption of ASU 2016-02. ASU 2018-10 clarifies certain provisions and corrects unintended applications of the guidance such as the application of implicit rate, lessee reassessment of lease classification, and certain transition adjustments that should be recognized to earnings rather than to stockholders’ (deficit) equity. ASU 2018-11 provides an alternative transition method and practical expedient for separating contract components for the adoption of ASU 2016-02. ASU 2016-02, ASU 2018-10, ASU 2018-11, (collectively, “Topic 842”) are effective for fiscal years beginning after December 15, 2018, with early adoption permitted.

On January 1, 2019, the Company adopted Topic 842 and made the following elections:

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

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per–share amounts)

Note 3. Summary of Significant Accounting Policies, continued

On January 1, 2019, the Company recorded a Right of Use Asset of $87, a corresponding Lease Liability of $84 and a corresponding cumulative adjustment to accumulated deficit of $3 in accordance with Topic 842.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which is intended to improve the effectiveness of fair value measurement disclosures. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this pronouncement.

In August 2018, the FASB issued ASU 2018-15, Intangible – Goodwill and Other – Internal-Use Software (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this pronouncement.

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

Note 4. Property, Plant, and Equipment

In connection with the Company’s strategy to consolidate its activities in Company-owned and managed facilities, the Company acquired 6 acres of land in LaFayette, Georgia in May 2019 for a total cost of $57 and other equipment for $15 in June 2019.

The Company recorded depreciation expense of $0 and $708 for the three months ended June 30, 2019 and 2018, respectively. The Company recorded depreciation expense of $0 and $1,189 for the six months ended June 30, 2019 and 2018, respectively. Depreciable assets acquired during the three months ended June 30, 2019 were not placed in service and therefore depreciation has not yet commenced.

Note 5. Notes Payable

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

(Dollar amounts in thousands, except per–share amounts)

Note 5. Notes Payable, continued

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

On April 9, 2019, the Company entered an amendment to one of its May 2018 Notes to (a) forego the installment payments due on February 23, 2019 and March 23, 2019, (b) extend the maturity date of the note to August 15, 2019, and (c) include a substantial conversion feature allowing the debt holder, in its sole discretion, to have the right to convert the April 15, 2019 monthly payment, and each payment thereafter, into shares of the Company’s common stock. The number of shares to be issued will be based on the lower of: i) 70% of the lowest intra-day price of the Company’s common stock during the preceding twenty (20) trading days, or ii) any lower price that is made available to any other holder of the Company’s securities, whether by sale or conversion, on the date of a conversion notice. In exchange for the amendment, the Company compensated the holder of the note by increasing the outstanding principal due by $50. The Company accounted for this amendment as an extinguishment of debt and recorded a gain of $127.

On May 10, 2019, the original holders of the Company’s May 2018 Notes assigned and sold all notes to Oasis Capital, LLC (“Oasis Capital”). On the same date, the Company and Oasis Capital executed a letter agreement to amend the terms of the May 2018 Notes allowing Oasis Capital to convert the total outstanding principal amount of $421 into shares of the Company’s common stock, at a price equal to 70% of the lowest trading price during the 20 days preceding the conversion dates, or any lower price made available to any other holder of the Company’s securities. This amendment also eliminated the Company’s mandatory monthly amortization payments and extended the maturity of the May 2018 Notes until August 15, 2019. After such date, and within 10 business days, any outstanding balance shall be satisfied, at the Company’s election, either with cash, common stock conversion or any combination thereof. On May 15, 2019, the Company issued 10,568,087 shares of its common stock pursuant to the full conversion of the May 2018 Notes.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per–share amounts)

Note 5. Notes Payable, continued

On May 10, 2019, the Company executed a letter agreement with the holder of the June 2018 Note to amend the terms of the June 2018 Note allowing the holder to covert the total outstanding principal amount of $3,159 into shares of the Company’s common stock, at a price equal to 70% of the lowest trading price during the 20 day period preceding the conversion dates, or any lower price made available to any other holder of the Company’s securities. This amendment also eliminates the Company’s mandatory monthly amortization payments and extends the maturity of the June 2018 Note until December 15, 2019. After such date, and within 10 business days, any outstanding balance shall be satisfied, at the Company’s election, either with: cash, common stock conversion, or any combination thereof. The Company accounted for this amendment as an extinguishment of debt and recorded a gain of $1,004. During the three months ended June 30, 2019, the Company issued 46,656,156 shares of its common stock upon the conversion of $1,275 in outstanding principal by the holder, and reducing the outstanding principle to $1,884 as of June 30, 2019. The holder of the June 2018 Note also acquired 17,500,000 shares of the Company’s common stock on April 12, 2019 and is an affiliate of the acquirer of 150 shares of the Preferred Shares acquired on April 12, 2019, see Note 7 below, and are collectively subject to a maximum beneficial ownership of 9.99%

Notes payable consisted of the following:

	As of June 30, 2019
	Principal	Discount	Net
June 2018 Note	$1,884	$(1,441)	$443
Total notes payable	$1,884	$(1,441)	$443

	As of December 31, 2018
	Principal	Discount	Net
May 2018 Notes	$400	$(25)	$375
June 2018 Note	2,448	(1,803)	645
December 2018 Note	351	(86)	265
Total notes payable	$3,199	$(1,914)	$1,285

During the three months ended June 30, 2019 and 2018, the Company recorded amortization of debt discount of $2,731 and $117, respectively.

During the six months ended June 30, 2019 and 2018, the Company recorded amortization of debt discount of $3,822 and $117, respectively.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per–share amounts)

Note 6. Leases

On August 9, 2016, the Company entered into a sublease agreement for an office lease in Durham, North Carolina. The lease commenced on September 1, 2016 and expires on January 31, 2020. Monthly rent was $6 for the first 12 -month period and $7 each month thereafter until expiration of the lease. A security deposit of $13 was required upon execution of the sublease.

Lease rental expense totaled $40 and $36 during the six months ended June 30, 2019 and 2018, respectively, and $20 and $20 during the three months ended June 30, 2019 and 2018, respectively.

Total future minimum payments required under the sublease agreement are as follows:

Years ended December 31,	Amount
2019 (remaining nine months)	$42
2020	7
Total undiscounted minimum future lease payments	$49
Less imputed interest	(2)
Present value of operating lease liabilities	$47

At June 30, 2019, the weighted average remaining lease term and discount rate for operating leases was 0.58 years and 10.8%, respectively. The Company’s lease agreement does not contain any material residual value guarantees or material restrictive covenants.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per–share amounts)

Note 6. Leases, continued

Right of use asset

The Company has recognized a right of use asset of $51 in the unaudited condensed consolidated Balance Sheet as of June 30, 2019.

Note 7. Common Stock, Preferred Stock and Warrants

Common stock

Equity Purchase Agreement under Form S-3

From January 1, 2019 through April 16, 2019, the Company sold shares of its common stock pursuant to an equity purchase agreement with Oasis Capital. The equity purchase agreement was entered on August 30, 2018 and was amended on November 30, 2018, whereby the Company could issue and sell to Oasis Capital from time to time up to $50,000 of the Company’s common stock that was registered with the SEC under a registration statement on Form S–3. Subject to the terms of the equity purchase agreement, the Company provided notice (a “Put Notice”) requiring Oasis Capital to purchase a number of shares (the “Put Shares”) of the common stock equal to the lesser of $500 and 200% of the average trading volume of the common stock in the ten trading days immediately preceding the date of such Put Notice. The terms also provided the purchase price for such Put Shares to be the lowest traded price on a principal market for any trading day during the five trading days either following or beginning on the date on which Oasis Capital receives delivery of the Put Shares, multiplied by 95.0%.

During the three and six months ended June 30, 2019, the Company issued 23,900,000 and 67,000,000 shares of its common stock in exchange for $1,575 and $3,731, respectively. Of the proceeds received during the three months ended March 31, 2019, $354 was applied directly as payment against the December 2018 Note.

On April 16, 2019, the Company became ineligible to issue shares under its registration statement on Form S-3 as the aggregate market value of the Company’s common stock held by non-affiliates was below the regulatory threshold of $75,000. In connection with this ineligibility, the equity purchase agreement was terminated.

Equity Purchase Agreement under Form S-1

On June 3, 2019, the Company entered into an equity purchase agreement with Oasis Capital, whereby the Company shall have the right, but not the obligation, to direct Oasis Capital to purchase shares of the Company’s common stock (the “New Put Shares”) in an amount in each instance up to the lesser of $1,000 or 250% of the average daily trading volume by delivering a notice to Oasis Capital (the “New Put Notice”). The purchase price (the “Purchase Price”) for the New Put Shares shall equal 95% of the one lowest daily volume weighted average price on a principal market during the five trading days immediately following the date Oasis receives the New Put Shares via DWAC associated with the applicable New Put Notice (the “Valuation Period”). The closing of a New Put Notice shall occur within one trading day following the end of the respective Valuation Period, whereby (i) Oasis shall deliver the Investment Amount (as defined below) to the Company by wire transfer of immediately available funds and (ii) Oasis shall return surplus New Put Shares if the value of the New Put Shares delivered to Oasis causes the Company to exceed the maximum commitment amount. The Company shall not deliver another New Put Notice to Oasis within ten trading days of a prior New Put Notice. The “Investment Amount” means the aggregate Purchase Price for the New Put Shares purchased by Oasis, minus clearing costs payable to Oasis’s broker or to the Company’s transfer agent for the issuance of the New Put Shares. The shares issuable under the equity purchase agreement are registered with the SEC under a registration statement on Form S-1 that was declared effective on June 25, 2019 and are subject to a maximum beneficial ownership by Oasis Capital of 9.99%.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per–share amounts)

Note 7. Common Stock, Preferred Stock and Warrants, continued

Other Common Stock Sales and Issuances

On April 12, 2019, the Company entered into a purchase agreement with an accredited investor whereby it sold 17,500,000 shares of its common stock for $525 pursuant to the Company’s then-effective registration statement on Form S-3. The holder of these shares is also the holder of the June 2018 Note and an affiliate of the acquirer of 150 shares of the Preferred Shares acquired on April 12, 2019 described below.

During the six months ended June 30, 2019, the Company issued 160,500 shares of its common stock to consultants in exchange for services. These services were valued based upon the value of the shares issued of $60. During the six months ended June 30, 2018, the Company issued 1,178,551 shares of its common stock to consultants in exchange for services. These services were valued based upon the value of the shares issued of $1,714.

Preferred Stock

On January 11, 2019, the Company’s Board of Directors approved the authorization of 10,000 shares of Series B Preferred Stock with a par value of $ 0.001 (“Series B Preferred Shares”). The holders of the Series B Preferred Shares shall be entitled to receive, when, as and if declared by the Board of Directors of the Company, out of funds legally available for such purpose, dividends in cash at a rate of 12% of the stated value per annum on each Series B Preferred Share. Such dividends shall be cumulative and shall accrue without interest from the date of issuance of the respective share of the Series B Preferred Shares. Each holder shall also be entitled to vote on all matters submitted to stockholders of the Company and shall be entitled to 55,000 votes for each Series B Preferred Share owned at the record date for the determination of stockholders entitled to vote on such matter or, if no such record date is established, at the date such vote is taken or any written consent of stockholders is taken. In the event of a liquidation event, any holders of the Series B Preferred Shares shall be entitled to receive, for each Series B Preferred Shares, the stated value in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its stockholders. The Series B Preferred Shares are not convertible into shares of the Company’s common stock.

On April 12, 2019, the Company’s Board of Directors approved the authorization of 200 shares of Series C Convertible Preferred Stock with a par value of $0.001 and a stated value of $10,000 per share (“Preferred Shares”). The holders of the Preferred Shares have no voting rights, receive no dividends, and are entitled to a liquidation preference equal to the stated value. At any time prior to the one-year anniversary from the issuance date, the Company may redeem the Preferred Shares at 1.4 times the stated value, following which the Company may redeem the Preferred Shares at 1.2 times the stated value.

Each Preferred Share is convertible into shares of the Company’s common stock in an amount equal to the greater of: (a) 200,000 shares of common stock or (b) the amount derived by dividing the stated value by the product of 0.7 times the market price of the Company’s common stock, defined as the lowest trading price of the Company’s common stock during the ten day period preceding the conversion date. The holder may not convert any Preferred Shares if the total amount of shares held, together with holdings of its affiliates, following a conversion exceeds 9.99% of the Company’s common stock. The Company has accounted for the beneficial conversion feature of the Preferred Shares, convertible at 0.7 times the market price of the Company’s common stock, as a deemed dividend of $859, measured as the difference between the conversion price of the Preferred Shares and the fair value of the underlying common stock.

The common shares issued upon conversion have been registered under the Company’s then-effective registration statement on Form S-3. On April 12, 2019, the Company sold 190 Preferred Shares for $1,890, net of issuance costs. During April, May and June 2019, holders of the preferred shares converted 50 of their Preferred Shares into 14,077,092 shares of common stock. Given the right of redemption is solely at the option of the Company, the Preferred Shares are not considered mandatorily redeemable, and as such are classified in shareholders’ equity on the Company’s condensed consolidated balance sheet.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per–share amounts)

Note 7. Common Stock, Preferred Stock and Warrants, continued

Warrants

The following table summarizes information about shares issuable under warrants outstanding during the six months ended June 30, 2019:

	Warrant shares outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at January 1, 2019	5,477,975	$1.01
Issued	-	-
Exercised	(4,000,000)	$1.12
Expired or cancelled	(27,975)	$0.79
Outstanding at June 30, 2019	1,450,000	$0.72	0.82	$-

Exercisable at June 30, 2019	1,450,000	$0.72	0.82	$-

On June 5, 2019, the Company entered into an agreement with a holder of a warrant for 10,000 shares of common stock, whereby the holder agreed to sell the warrant back to the Company for a nominal amount. The Company subsequently cancelled the warrant.

On May 9, 2019, the Company entered into a modification agreement with the holder of six separate warrants. Under the terms of the initial warrant agreements, the holder was entitled to purchase 4,000,000 shares of the Company’s common stock at prices of between $0.50 per share and $2.00 per share at various times through September 2022. Under the terms of the modification agreement, the holder was permitted to exercise all 4,000,000 warrants at a price of $0.03 per share, or $120. The Company accounted for this modification as a down-round feature under the guidance of ASC 260-10-30, whereby the change in fair value of the warrants before and after the down-round was triggered was recorded as a deemed dividend in the amount of $101.

Note 8. Stock–Based Compensation

Issuance of restricted common stock – directors, officers and employees

The Company’s activity in restricted common stock was as follows for the six months ended June 30, 2019:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2019	3,355,000	$1.46
Vested	(2,254,999)	$1.39
Non–vested at June 30, 2019	1,100,001	$1.59

For the three months ended June 30, 2019 and 2018, the Company has recorded $730 and $1,247, in employee and director stock–based compensation expense, which is a component of general and administrative expenses in the consolidated statement of operations.

For the six months ended June 30, 2019 and 2018, the Company has recorded $1,624 and $2,334 in employee and director stock–based compensation expense, which is a component of general and administrative expenses in the consolidated statement of operations.

As of June 30, 2019, unamortized stock-based compensation costs related to restricted share arrangements was $843 and will be recognized over a weighted average period of 0.68 years.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per–share amounts)

Note 8. Stock–Based Compensation, continued

Stock options

The following is a summary of the Company’s stock option activity for the six months ended June 30, 2019:

	Options	Weighted average exercise price	Weighted average Grant date fair value	Weighted average remaining life	Intrinsic value
Outstanding – January 1, 2019	6,000,000	$0.71	$1.29
Granted	–
Exercised	–
Forfeited/Cancelled	–
Outstanding – June 30, 2019	6,000,000	$0.71	$1.29	0.59	$–

Exercisable – June 30, 2019	6,000,000	$0.71	$1.29	0.59	$–

As of June 30, 2019, there were no unrecognized compensation costs, as all outstanding stock options are fully vested.

Note 9. Commitments and Contingencies

Bitcoin Mining Agreements

On May 20, 2019, the Company entered into an agreement with a third-party consultant whereby the consultant would advise and consult with the Company on certain business and financial matters relating to crypto-currency mining. The Company engaged the consultant to: (1) assist in locating at least 5 acres of real property in Georgia within close proximity to a fully operational electric substation with a minimum of 15 MW of available capacity, subject to approval by the power company, (2) negotiate a power rate between the Company and a power company, (3) assist in the identification, purchase, and delivery of transformers required to serve the containerized mining systems, (4) successfully install the aforementioned transformers, and (5) obtain an electrical permit and successfully inspect of all electrical infrastructure between the container and substation. The consulting agreement was valued at $400, payable upon successful achievement of defined milestones. As of June 30, 2019, $200 in milestone achievement was earned and has been recorded as a component of general and administrative expenses in the unaudited condensed consolidated statement of operations. The remaining $200 of unearned milestones is recorded as a prepaid expense in the unaudited condensed consolidated balance sheet and is being held in escrow until achievement of such milestones.

On October 23, 2018, the Company entered into a hosting agreement (“Colorado Hosting Agreement”) with a hosting facility in Colorado, whereby the service provider will provide a facility to host Bitcoin computing servers. The Colorado Hosting Agreement has been amended several times and currently provides for the hosting of 1,260 miners, a reduction of a security deposit from $204 to $85 and a termination date of December 3, 2020. Because the price of Bitcoin steadily decreased in 2018 and throughout the first quarter 2019, the Company decided it was not economically responsible to commence mining under this hosting arrangement until May 2019 when Bitcoin mining economics started to improve. During the three months ended June 30, 2019, the Company recognized revenue of $47 under this agreement.

On May 10, 2019, the Company, entered into a hosting agreement (“Ohio Hosting Agreement”) relating to the generation of Bitcoin mining revenues at a facility located in Coshocton, Ohio (the “Facility”) for a term that is the earlier of (i) two years, or (ii) when the parties determine that the Bitcoin mining business at the Facility is uneconomical.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per–share amounts)

Note 9. Commitments and Contingencies, continued

Under the terms of the Ohio Hosting Agreement, the Company agreed to provide the necessary hardware to conduct Bitcoin mining at the Facility. In addition, the Company is required to deliver a security deposit in the amount of $240 to the service provider of the facility (the “Security Deposit”). The service provider agreed, among other things, to provide necessary hosting capacity, equipment, infrastructure and electricity to operate the mining hardware at the Facility. A third-party operator agreed, among other things, to and maintain the Facility in accordance with prudent industry standards and to maintain the hardware.

The service provider is required to disburse on a monthly basis: (i) the total electricity costs to the utility provider; (ii) 10% of Gross Profits (as defined in the Ohio Hosting Agreement) to the operator; (iii) the Net Profits (as defined in the Ohio Hosting Agreement) such that 10% of all Gross Profits (as defined in the Ohio Hosting Agreement) shall be paid to the Company, 40% of all Gross Profits shall be paid to service provider, and 40% of all Gross Profits will be paid into the Security Deposit account until such time as the Security Deposit is paid in full; and (iv) subsequent to the satisfaction of the Security Deposit, Net Profits equally between the Company and the service provider.

During the three and six months ended June 30, 2019, the Company recognized $23 under this agreement, of which $18 was applied to the Security Deposit.

Employment Agreements

On May 1, 2019, the Company’s board of directors reappointed Mr. Robert Ladd as Chief Executive Officer of the Company. Mr. Ladd’s existing employment agreement with the Company remains in effect.

The Company’s Chief Operating Officer, Stephen Schaeffer resigned effective May 10, 2019. In connection with his resignation, Mr. Schaeffer and the Company entered into a resignation and release agreement providing for a lump sum payment of $100, net of appropriate payroll withholding deductions, the immediate vesting of 350,000 shares of common stock previously granted to Mr. Schaeffer, and providing health insurance benefits as available under the Company’s COBRA health insurance program.

Management Agreements

On May 2, 2019, the Company entered into amended management agreements with two accredited investors, Deep South Mining LLC and BDLM, LLC (the “Users”). The Users’ miners were reconnected and mining Bitcoin was resumed upon execution of these agreements. Due to wear and tear, the parties acknowledge the Users’ Bitcoin Hardware consist of 1,800 Bitmain Antminer S9 mining computers, collectively.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per–share amounts)

Note 9. Commitments and Contingencies, continued

Legal

In September 2018 and October 2018, various shareholders of the Company filed putative class action lawsuits against the Company, its Chief Executive Officer and certain of its individual officers and shareholders, alleging violations of federal securities laws and seeking damages (the “2018 Securities Class Actions”). The 2018 Securities Class Actions followed and referenced the allegations made against the Company’s Chief Executive Officer and others in the SEC Action. The first putative class action lawsuit was filed on September 28, 2018, in the United States District Court for the District of New Jersey, and alleges that the named defendants engaged in a pump-and-dump scheme to artificially inflate the price of the Company’s stock, and that, as a result, defendants’ statements about the Company’s business and prospects were materially false and misleading and/or lacked a reasonable basis at relevant times. The second putative class action was filed on October 9, 2018, in the United States District Court for the Southern District of New York and makes similar allegations. On May 28, 2019, the parties to the 2018 Securities Class Actions entered into a Binding Settlement Term Sheet setting forth the essential terms of a settlement agreement of these actions. The terms provide for the payment of a cash sum to the plaintiff class and an agreement to assign certain potential cash recoveries to the class, together with dismissal of the action with prejudice and the exchange of releases. The settlement is subject to all parties’ agreement to final settlement documentation which all parties have agreed to negotiate in good faith, and to court approval.

On September 7, 2018, the SEC commenced a legal action in the United States District Court for the Southern District of New York (the “SEC Action”) which asserts civil charges against multiple individuals and entities who are alleged to have violated the securities laws by engaging in pump-and-dump schemes in connection with certain microcap stocks and three unidentified companies. The Company is one of the three unidentified companies but is not named as a defendant. However, the SEC named as defendants Robert Ladd, the Company’s Chief Executive Officer and President, as well as certain individuals alleged to have participated in the schemes while they were shareholders of the Company, among others. The SEC filed an amended complaint in the SEC Action on March 8, 2019. The Company, through its counsel, is monitoring the progress of the SEC Action.

On May 29, 2019, the SEC served a third-party subpoena on the Company seeking the production of documents in the SEC Action, to which the Company is responding in due course.

Note 10. Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. During the six months ended June 30, 2019 and 2018, the Company made contributions to the 401(k) Plan of $9 and $18, respectively.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per–share amounts)

Note 11. Subsequent Events

The Company has evaluated the impacts of subsequent events through August 14, 2019, and has determined that no such events occurred that were required to be reflected in the unaudited condensed consolidated financial statements, except as described within the above notes and described below.

Subsequent to June 30, 2019, through August 14, 2019, the Company issued 30,500,000 shares of its common stock under the equity purchase agreement for gross proceeds of $1,291.

In July and August 2019, the holder of the June 2018 Note converted $325 of debt principle into 11,537,510 shares of common stock, reducing the outstanding principal to $1,759.

On July 15, 2019, the Company announced it entered into a purchase agreement with Bitmaintech Pte. Ltd, a Singapore private limited company, to purchase 1,100 Antminer-S-17 Bitcoin miners for an aggregate purchase price of approximately $2,770, subject to adjustments, with delivery expected in October 2019 to the Company’s facility in Lafayette, GA.

On July 12, 2019, the acquirer of 150 shares of Preferred Shares on April 12, 2019, converted 25 shares of Preferred Shares into 6,725,854 shares of common stock. The same entity acquired 10 shares of the Preferred Shares for $100 on July 15, 2019.

Item 2. Management’s discussion and analysis of financial condition and results of operations

This Quarterly Report on Form 10–Q contains forward–looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The statements contained herein that are not purely historical are forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward–looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe” and similar expressions or variations intended to identify forward–looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward–looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward–looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10–K for the fiscal year ended December 31, 2019 as filed with the Securities and Exchange Commission (“SEC”) on April 16, 2019, in addition to other public reports we filed with the SEC. The forward–looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward–looking statements to reflect events or circumstances after the date of such statements.

Executive summary

MGT Capital Investments, Inc. (“MGT”, “the Company”, “we”, or “us”) is a Delaware corporation, incorporated in 2000. The Company was originally incorporated in Utah in 1977. MGT is comprised of the parent company, and its wholly–owned subsidiary MGT Sweden AB. Our corporate office is located in Durham, North Carolina.

All dollar figures set forth in this Quarterly Report on this Form 10-Q are in thousands, except per-share amounts.

Following a review of its Bitcoin mining operations, the Company has determined to consolidate its activities going forward in Company-owned and managed facilities. Central to this strategy is the recent purchase of land in LaFayette, GA and the entry into a favorable contract for electricity there. Located adjacent to a utility substation, the several acre property has access to over 20 megawatts (MW) of low-cost power. MGT has also ordered transformers with a total load capacity of 12.5 MW to accommodate the first phase of this project and has begun the construction and physical site development. The facility will accommodate shipping containers racked with miners with individual capacities of up to 1 MW.

Our agreements with third-party hosting facilities allow for reduced commitments and provide for flexibility to deploy miners at the new Georgia location upon its readiness. MGT is now mining with 1,260 Bitmain S9 miners in Colorado Springs, representing its entire commitment in this location. In Coshocton, Ohio, MGT is now operating approximately 1,000 S9 miners, including miners in the first Pod5ive container delivered in late July. We are contractually committed to a total of 1,800 miners in Ohio, with full deployment dependent upon the speed of the facility buildout by our third-party partner.

On July 15, 2019, the Company announced it entered into a purchase agreement with Bitmaintech Pte. Ltd, a Singapore private limited company, to purchase 1,100 Antminer S17 Bitcoin miners for an aggregate purchase price of approximately $2,770, subject to adjustments, with delivery expected in October 2019 to the Company’s facility in Lafayette, GA.

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

Revenue recognition

The Company’s primary revenue stream is related to the mining of digital currencies. The Company derives its revenue by solving “blocks” to be added to the blockchain and providing transaction verification services within the digital currency networks of cryptocurrencies, such as Bitcoin and Ethereum, commonly termed “cryptocurrency mining.” In consideration for these services, the Company receives digital currency (“Coins”). The Coins are recorded as revenue, using the average spot price of Bitcoin on the date of receipt. The Coins are recorded on the balance sheet as an intangible digital asset valued at the lower of cost or net realizable value. Net realizable value adjustments, to adjust the value of the Coins to their market value, is included in cost of revenue on the Company’s consolidated statements of operation. Any gain or loss on sale would be recorded to cost of revenues. Costs of revenues includes equipment depreciation, rent, net realizable value adjustments, and electricity costs.

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

Results of operations

Three months ended June 30, 2019 and 2018

Revenues

Our revenues for the three months ended June 30, 2019 decreased by $339, or 83%, to $70 as compared to $409 for the three months ended June 30, 2018. Our revenue is derived from cryptocurrency mining. The decrease in revenues is a result of our decision to not operate the majority of our miners due to the unfavorable economics of decreased price of Bitcoin and increased difficulty.

Operating Expenses

Operating expenses for the three months ended June 30, 2019 decreased by $4,705, or 69%, to $2,092 as compared to $6,797 for the three months ended June 30, 2018. The decrease in operating expenses was primarily due to a decrease in general and administrative expenses of $1,209, the absence of the Sweden restructuring charge in 2018 of $2,499, and a decrease of $997 in cost of sales from cryptocurrency mining operations.

The decrease in general and administrative expenses of $1,209 or 37% to $2,074 as compared to $3,283 for the three months ended June 30, 2018, was primarily due to a decrease in stock-based compensation of $951, a decrease in payroll and related expenses of $161, a decrease in administrative and travel costs to operate the Sweden facility of $483, offset by an increase in legal and professional fees of $268 and an increase in consulting fees of $226 primarily related to Company’s facility in Georgia.

Other Income and Expense

For the three months ended June 30, 2019, non–operating expenses consisted of interest income of $3, accretion of debt discount of $2,731 and a gain on extinguishment of debt of $1,131. During the comparable period ended June 30, 2018, non–operating expenses consisted of accretion of debt discount of $117.

Six months ended June 30, 2019 and 2018

Revenues

Our revenues for the six months ended June 30, 2019 decreased by $1,267, or 93%, to $98 as compared to $1,365 for the six months ended June 30, 2018. Our revenue is derived from cryptocurrency mining. The decrease in revenues is a result of our decision to not operate the majority of our miners due to the unfavorable economics of decreased price of Bitcoin and increased difficulty.

Operating Expenses

Operating expenses for the six months ended June 30, 2019 decreased by $7,897, or 66%, to $4,092 as compared to $11,989 for the six months ended June 30, 2018. The decrease in operating expenses was primarily due to a decrease in general and administrative expenses of $3,504, the absence of the Sweden restructuring charge in 2018 of $2,499, and a decrease of $1,792 in cost of sales from cryptocurrency mining operations.

The decrease in general and administrative expenses of $3,504, or 47% to $3,988 as compared to $7,492 for the six months ended June 30, 2018, was primarily due to a decrease in stock-based compensation of $2,230 and a decrease in payroll and related expenses of $587, a decrease in administrative and travel costs to operate the Sweden facility of $753, a decrease in marketing and research and development costs of $101, offset by an increase in legal and professional fees of $324.

Other Income and Expense

For the six months ended June 30, 2019, non–operating expenses consisted of accretion of debt discount of $3,822, gain on sale of property and equipment of $82 and a gain on extinguishment of debt of $2,406. During the comparable period ended June 30, 2018, non–operating expenses consisted of accretion of debt discount of $117, warrant modification expense of $139, loss on sale of business unit of $127, and a loss on sale of property and equipment of $47.

Liquidity and capital resources

Sources of Liquidity

We have historically financed our business through the sale of debt and equity instruments. We have incurred significant operating losses since inception with an accumulated deficit of $411,003 as of June 30, 2019, and continue to generate losses from operations. At June 30, 2019, our cash and cash equivalents were $3,059 and our working capital was $2,569. As of June 30, 2019, we had notes payable outstanding with a face value of $1,884.

Management’s plans include the consolidation of its activities in Company-owned and managed facilities, executing on its expansion model to secure low cost power and grow its cryptocurrency assets. Based on current budget assumptions, the Company believes that it will be able to meet its operating expenses and obligations for one year from the date these unaudited condensed consolidated financial statements are issued. The Company will need to raise additional funding to grow its operations and to pay current maturities of debt. There can be no assurance however that the Company will be able to raise additional capital when needed, or at terms deemed acceptable, if at all. Such factors raise substantial doubt about the Company’s ability to sustain operations for at least one year from the issuance of these unaudited condensed consolidated financial statements. Management’s plans, including the consolidation of its activities in Company-owned and managed facilities, the raising of additional capital and potentially curtailing its operations alleviate such substantial doubt. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The price of Bitcoin is volatile, and fluctuations are expected. Movements may be influenced by various factors, including, but not limited to, government regulation, security breaches experienced by service providers, as well as political and economic uncertainties around the world. Since we record revenue based on the price of earned Bitcoin and we may retain such Bitcoin as an asset or as payment for future expenses, the relative value of such revenues may fluctuate, as will the value of any Bitcoin we retain. The high and low exchange rate per Bitcoin for the six months ended June 30, 2019, as reported by Blockchain.info, were approximately $3 and $12 respectively.

The Company’s primary source of operating funds has been through debt and equity financing.

Equity Purchase Agreements

On August 30, 2018, and further amended on December 3, 2018, the Company and Oasis Capital, LLC (“Oasis Capital”) entered into an equity purchase agreement pursuant to which the Company issued and sold to Oasis Capital from time to time 100,650,000 shares of the Company’s common stock, registered with the SEC under a registration statement on a Form S–3, for gross proceeds of $6,491. On April 16, 2019, the Company’s registration statement on Form S–3 lost its effectiveness as the aggregate market value of the Company’s common stock held by non-affiliates was below the regulatory threshold of $75,000.

On June 4, 2019, the Company and Oasis Capital entered into a new equity purchase agreement pursuant to which the Company may issue and sell from time to time to Oasis Capital up 76,558,643 shares of the Company’s common stock that are registered with the SEC under a registration statement on Form S-1 that went effective on June 25, 2019. No shares were issued or sold under this registration statement during the three months ended June 30, 2019. Subsequent to June 30, 2019, 30,500,000 shares of the Company’s common stock were issued and sold for gross proceeds of $1,291.

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

Each Preferred Share is convertible into shares of the Company’s common stock in an amount equal to the greater of: (a) 200,000 shares of common stock or (b) the amount derived by dividing the Stated Value by the product of 0.7 times the market price of the Company’s common stock, defined as the lowest trading price of the Company’s common stock during the ten day period preceding the conversion date. The holder may not convert any Preferred Shares if the total amount of shares, together with holdings of its affiliates, following a conversion shall exceed 9.99% of the Company’s common stock. The common shares issued upon conversion have been registered under the Company’s registration statement on Form S-3. On April 12, 2019, the Company sold 190 Preferred Shares for $1,890.

Sale of Common Stock

On April 12, 2019, the Company entered into a purchase agreement with an accredited investor whereby it sold 17,500,000 shares of its common stock for $525 pursuant to the Company’s registration statement on Form S-3. The holder of these shares is also the holder of the June 2018 Note and an affiliate of the holder of 150 shares of the Preferred Shares.

Property & Equipment Acquisitions

In connection with management’s plans to consolidate its activities in Company-owned and managed facilities, the Company acquired 6 acres of land in Lafayette, Georgia in May 2019 for $57, acquired electrical transformers of $177 in June and July 2019, and in July 2019 entered into an agreement to purchase 1,100 Antminer- S-17 Bitcoin miners for $2,768, of which $1,384 was paid as a deposit and the remaining balance will be paid upon delivery expected to be in October 2019. The Company will incur additional costs to complete its owned and managed facility and anticipates the funding for such costs to be provided from cash on hand and proceeds from its equity purchase agreement.

	Six Months ended June 30,
	2019	2018
Cash (used in) / provided by
Operating activities	$(2,611)	$(5,317)
Investing activities	(72)	(6,507)
Financing activities	5,646	4,603
Net increase (decrease) in cash and cash equivalents	$2,963	$(7,221)

Cash Flows

Operating activities

Net cash used in operating activities was $2,611 for the six months ended June 30, 2019 as compared to $5,317 for the six months ended June 30, 2018. Cash used in operating activities for the six months ended June 30, 2019 primarily consisted of a net loss of $5,328, partially offset by stock-based compensation of $1,679, amortization of note discounts of $3,822 less a non-cash gain on extinguishment of $2,406 with a decrease in working capital of $296. Cash used in operating activities for the six months ended June 30, 2018 primarily consisted of a net loss of $11,054 partially offset by non-cash stock-based compensation of $3,908, depreciation expense of $1,189, and an increase due to changes in working capital of $210.

Investing activities

Net cash used in investing activities was $72 for the six months ended June 30, 2019 as compared to net cash used in investing activities of $6,507 for the six months ended June 30, 2018. During the six months ended June 30, 2019, the Company used $72 in the purchase of property and equipment. During the six months ended June 30, 2018, the Company used $6,994 in the purchase of property and equipment, and realized $60 in proceeds from sales of our cybersecurity assets and $427 from the sale of property and equipment.

Financing activities

During the six months ended June 30, 2019, cash provided by financing activities totaled $5,646, which includes $3,329 from the sale of stock under our equity line of credit, sale of preferred stock of $1,890 and proceeds of $120 from the exercising of warrants offset by $210 in repayments of notes payable and payments of deferred offering costs of $8. During the six months ended June 30, 2018, cash provided by financing activities totaled $4,603, comprised of $3,700 from the net proceeds of notes payable, $80 from private placements of our common stock and $906 from the exercise of stock purchase warrants offset by $83 in deferred offering costs paid.

Off–balance sheet arrangements

As of June 30, 2019, we had no obligations, assets or liabilities which would be considered off–balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off–balance sheet arrangements.

Item 3. Quantitative and qualitative disclosures about market risk

The Company is not exposed to market risk related to interest rates on foreign currencies.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as June 30, 2019 due to a material weakness in our internal control over financial reporting as described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer), we performed a complete documentation of the Company’s significant processes and key controls, and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2019 due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2019, the Company developed a plan to remediate its material weaknesses and to design an effective internal control environment. The Company anticipates having effective disclosure controls and procedures by December 31, 2019.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

On September 2018 and October 2018, various shareholders of the Company filed putative class action lawsuits against the Company, its Chief Executive Officer and certain of its individual officers and shareholders, alleging violations of federal securities laws and seeking damages (the “2018 Securities Class Actions”). The 2018 Securities Class Actions followed and referenced the allegations made against the Company’s Chief Executive Officer and others in the SEC Action. The first putative class action lawsuit was filed on September 28, 2018, in the United States District Court for the District of New Jersey, and alleges that the named defendants engaged in a pump-and-dump scheme to artificially inflate the price of the Company’s stock, and that, as a result, defendants’ statements about the Company’s business and prospects were materially false and misleading and/or lacked a reasonable basis at relevant times. The second putative class action was filed on October 9, 2018, in the United States District Court for the Southern District of New York and makes similar allegations. On May 28, 2019, the parties to the 2018 Securities Class Actions entered into a Binding Settlement Term Sheet setting forth the essential terms of a settlement agreement of these actions. The terms provide for the payment of a cash sum to the plaintiff class and an agreement to assign certain potential cash recoveries to the class, together with dismissal of the action with prejudice and the exchange of releases. The settlement is subject to all parties’ agreement to final settlement documentation which all parties have agreed to negotiate in good faith, and to court approval.

On September 7, 2018, the SEC commenced a legal action in the United States District Court for the Southern District of New York (the “SEC Action”) which asserts civil charges against multiple individuals and entities who are alleged to have violated the securities laws by engaging in pump-and-dump schemes in connection with certain microcap stocks and three unidentified companies. The Company is one of the three unidentified companies but is not named as a defendant. However, the SEC named as defendants Robert Ladd, the Company’s Chief Executive Officer and President, as well as certain individuals alleged to have participated in the schemes while they were shareholders of the Company, among others. The SEC filed an amended complaint in the SEC Action on March 8, 2019. The Company, through its counsel, is monitoring the progress of the SEC Action.

On May 29, 2019, the SEC served a third-party subpoena on the Company seeking the production of documents in the SEC Action, to which the Company is responding in due course.

Item 1A. Risk factors

There are no additional risk factors other than those discussed in our Annual Report on Form 10–K, as filed with the SEC on April 16, 2019.

Item 2. Unregistered sales of equity securities and use of proceeds

From July 15, 2019 through August 14, 2019, the Company issued 30,500,000 shares of the Company’s common stock, par value $0.001 to Oasis Capital, LLC in connection with the exercise of its put rights, pursuant to the Equity Purchase Agreement dated June 3, 2019 for gross proceeds of $1,291.

During July and August 2019, the Company issued 11,537,510 shares of common stock to Iliad Research and Trading, L.P. in connection with the conversion of $325 of outstanding principal.

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

MGT CAPITAL INVESTMENTS, INC

Date: August 14, 2019	By:	/s/ Robert B. Ladd
Robert B. Ladd
President and Chief Executive Officer
(Principal Executive Officer)

