Form 10-Q
period 2019-09-30
MGT CAPITAL INVESTMENTS, INC.
filed 2019-11-14
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Shares registered pursuant to section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S–T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

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

Yes [  ] No [X]

As of November 14, 2019, there were 374,893,911 shares of the registrant’s Common stock, $0.001 par value per share, issued and outstanding.

MGT CAPITAL INVESTMENTS, INC.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2019

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial statements
Condensed Consolidated Balance Sheets as of September 30, 2019 (Unaudited) and December 31, 2018	1
Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2019 and 2018	2
Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity (Unaudited) for the three and nine months ended September 30, 2019 and 2018	3
Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2019 and 2018	4
Notes to the Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s discussion and analysis of financial condition and results of operations	21
Item 3. Quantitative and qualitative disclosures about market risk	26
Item 4. Controls and procedures	26
PART II. OTHER INFORMATION	27
Item 1. Legal proceedings	27
Item 1A. Risk factors	28
Item 2. Unregistered sales of equity securities and use of proceeds	28
Item 3. Defaults upon senior securities	28
Item 4. Mine safety disclosures	28
Item 5. Other information	28
Item 6. Exhibits	29
Signatures	30

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per-share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$2,113	$96
Prepaid expenses and other current assets	328	193
Intangible digital assets	52	30
Total current assets	2,493	319

Non-current assets
Property and equipment, at cost, net	840	-
Right of use asset, operating lease, net of accumulated amortization	32	-
Other assets	1,900	204
Total assets	$5,265	$523

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$711	$537
Accrued expenses and other payables	83	10
Notes payable, net of discount	939	1,285
Management agreement termination liability	194	-
Operating lease liability	28	-
Total current liabilities	1,955	1,832

Total liabilities	1,955	1,832

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Undesignated preferred stock, $0.001 par value, 8,489,800 and 8,500,000 shares authorized at September 30, 2019 and December 31, 2018, respectively. No shares issued or outstanding at September 30, 2019 and December 31, 2018	-	-
Series B preferred stock, $0.001 par value, 10,000 and 0 shares authorized at September 30, 2019 and December 31, 2018, respectively. No shares issued or outstanding at September 30, 2019 and December 31, 2018.	-	-
Series C convertible preferred stock, $0.001 par value, 200 and 0 shares authorized at September 30, 2019 and December 31, 2018, respectively. 115 and 0 shares issued or outstanding at September 30, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.001 par value; 2,500,000,000 shares authorized; 351,390,511 and 111,079,683 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively.	351	111
Additional paid-in capital	416,262	403,299
Accumulated deficit	(413,303)	(404,719)
Total stockholders’ equity (deficit)	3,310	(1,309)

Total Liabilities and Stockholders’ Equity (Deficit)	$5,265	$523

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue	$92	$589	$190	$1,954

Operating expenses
Cost of revenue	89	1,470	193	3,366
General and administrative	1,884	2,885	5,874	10,377
Restructuring charge	-	-	-	2,499
Impairment of property and equipment	-	3,668	-	3,668
Sales and marketing	-	-	-	55
Research and development	-	-	-	47
Total operating expenses	1,973	8,023	6,067	20,012

Operating loss	(1,881)	(7,434)	(5,877)	(18,058)

Other non-operating income (expense)
Interest income (expense)	7	(339)	7	(456)
Change in fair value of liability	135	-	135	-
Accretion of debt discount	(946)	-	(4,768)	-
Warrant modification expense	-	-	-	(139)
Loss on sale of cybersecurity assets	-	-	-	(127)
Gain (loss) on sale of property and equipment	431	-	513	(47)
Gain on extinguishment of debt	-	-	2,406	-
Total other non-operating expense	(373)	(339)	(1,707)	(769)

Net loss	(2,254)	(7,773)	(7,584)	(18,827)
			-
Deemed dividend	(46)	-	(1,005)	(2,514)

Net loss attributable to common stockholders	$(2,300)	$(7,773)	$(8,589)	$(21,341)

Per-share data
Basic and diluted loss per share	$(0.01)	$(0.11)	$(0.04)	$(0.32)

Weighted average number of common shares outstanding	318,545,977	72,013,925	217,910,541	65,804,987

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Accumulated	Total (Deficit) Equity Attributable to MGT	Non- controlling	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Stockholders	interest	Equity

Balance at January 1, 2019	-	$-	111,079,683	$111	$403,299	$-	$(404,719)	$(1,309)	$-	$(1,309)

Stock based compensation - employee restricted stock	-	-		-	894	-	-	894	-	894
Stock issued for services	-	-	160,500	-	60	-	-	60	-	60
Sale of stock under equity purchase agreement	-	-	43,100,000	43	2,111	(346)	-	1,808	-	1,808
Cumulative effect adjustment related to ASU adoption	-	-	-	-	-	-	3	3	-	3
Net loss	-	-	-	-	-	-	(1,709)	(1,709)	-	(1,709)

Balance at March 31, 2019 (unaudited)	-	$-	154,340,183	$154	$406,364	$(346)	$(406,425)	$(253)	$-	$(253)

Stock based compensation - employee restricted stock	-	$-	-	$-	$730	$-	$-	$730	$-	$730
Sale of stock under equity purchase agreement	-	-	23,900,000	24	1,502	346	-	1,872	-	1,872
Common stock issued on conversion of notes payable	-	-	57,224,243	57	1,640	-	-	1,697	-	1,697
Stock sold in connection with registered direct placements	-	-	17,500,000	18	507	-	-	525	-	525
Sale of preferred stock	190	-	-	-	1,890	-	-	1,890	-	1,890
Conversion of preferred stock	(50)	-	14,077,092	14	(14)	-	-	-	-	-
Cancellation of shares received from transfer agent			(83,752)
Exercise of warrants	-	-	4,000,000	4	116	-	-	120	-	120
Deemed dividend	-	-	-	-	959	-	(959)	-	-	-
Net loss	-	-	-	-	-	-	(3,619)	(3,619)	-	(3,619)

Balance at June 30, 2019 (unaudited)	140	$-	270,957,766	$271	$413,694	$-	$(411,003)	$2,962	$-	$2,962

Stock based compensation - employee restricted stock	-	$-	-	$-	$312	$-	$-	$312	$-	$312
Sale of stock under equity purchase agreement	-	-	40,000,000	40	1,402	-	-	1,442	-	1,442
Common stock issued on conversion of notes payable	-	-	16,654,170	16	434	-	-	450	-	450
Conversion of preferred stock	(35)	-	13,528,575	14	(14)	-	-	-	-	-
Sale of preferred stock	10	-	-	-	100	-	-	100		100
Issuance of common stock for mining assets	-	-	10,250,000	10	301	-	-	312	-	312
Warrant buy-back and cancellation	-	-	-	-	(14)	-	-	(14)	-	(14)
Deemed dividend	-	-	-	-	46	-	(46)	-	-	-
Net loss	-	-	-	-	-	-	(2,254)	(2,254)	-	(2,254)

Balance at September 30, 2019 (unaudited)	115	$-	351,390,511	$351	$416,262	$-	$(413,303)	$3,310	$-	$3,310

Balance at January 1, 2018	-	$-	58,963,009	$59	$390,736	-	$(378,900)	$11,895	$(22)	$11,873
						-
Stock-based compensation - employee restricted stock	-	-	850,000	1	1,086	-	-	1,087	-	1,087
Stock issued for services	-	-	448,551	1	838	-	-	839	-	839
Stock issued for prior year notes payable conversion	-	-	3,381,816	3	(3)	-	-	-	-	-
Stock sold in connection with private placements	-	-	200,000	-	80	-	-	80	-	80
Exercise of warrants	-	-	2,224,250	2	279	-	-	281	-	281
Stock issued in disposition of cybersecurity assets	-	-	60,000	-	120	-	-	120	-	120
Warrant modification expense	-	-	-	-	139	-	-	139	-	139
Deemed dividend	-	-	-	-	2,514	-	(2,514)	-	-	-
Net loss	-	-	-	-	-	-	(4,549)	(4,549)	-	(4,549)

Balance at March 31, 2018 (unaudited)	-	$-	66,127,626	$66	$395,789	$-	$(385,963)	$9,892	$(22)	$9,870

Stock-based compensation - employee restricted stock	-	$-	1,500,000	$1	$1,248	-	$-	$1,249	$-	$1,249
Forfeiture of employee restricted stock	-	-	(550,000)	(1)	(232)	-	-	(233)		(233)
Stock issued for services	-	-	730,000	-	875	-	-	875	-	875
Issuance of common stock for prior year sale	-	-	750,000	1	(1)	-	-	-	-
Exercise of warrants	-	-	3,200,000	4	621	-	-	625	-	625
Net loss	-	-	-	-	-	-	(6,505)	(6,505)	-	(6,505)

Balance at June 30, 2018 (unaudited)	-	$-	71,757,626	$71	$398,300	$-	$(392,468)	$5,903	$(22)	$5,881

Stock-based compensation - employee restricted stock	-	$-	510,000	$1	$1,112	-	$-	$1,113	$-	$1,113
Stock issued for services	-	-	360,500	0	322	-	-	322	-	322
Sale of stock in connection with equity purchase agreement	-	-	3,950,000	4	565	-	-	569		569
Issuance of common stock for prior year sale	-	-	1,250,000	1	(1)	-	-	0	-	0
Exercise of warrants	-	-	3,920,001	4	(2)	-	-	2	-	2
Net loss	-	-	-	-	-	-	(7,773)	(7,773)	-	(7,773)

Balance at September 30, 2018 (unaudited)	-	$-	81,748,127	$81	$400,296	$-	$(400,241)	$136	$(22)	$114

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(7,584)	$(18,827)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	27	2,618
(Gain) loss on sale of property and equipment	(513)	47
Termination of management agreements	364	-
Change in fair value of liability	(135)	-
Impairment of property and equipment	-	3,668
Stock-based compensation expense	1,991	5,417
Warrant modification expense	-	139
Extinguishment of note payable	(2,406)	-
Amortization of note discount	4,768	455
Loss on sale of cybersecurity assets	-	127
Change in operating assets and liabilities
Prepaid expenses and other current assets	(134)	530
Intangible digital assets	(22)	31
Right of use asset	54	-
Lease liability	(56)	-
Other assets	122	-
Accounts payable	250	12
Accrued expenses	50	(1,385)
Net cash used in operating activities	(3,224)	(7,168)

Cash Flows From Investing Activities
Proceeds from sale of cybersecurity assets	-	60
Purchase of property and equipment	(556)	(6,994)
Deposits made on property and equipment	(1,817)	-
Proceeds from sale of property and equipment	431	427
Net cash used in investing activities	(1,942)	(6,507)

Cash Flows From Financing Activities
Proceeds from sale of common stock	525	-
Proceeds from private placements of common stock	-	80
Payment of deferred offering costs	(70)	(141)
Proceeds from the issuance of notes payable, net of original issue discount	-	4,700
Proceeds from sale of stock under equity purchase agreement, net of issuance costs	4,842	365
Sale of preferred stock, net of issuance costs	1,990	-
Repayment of notes payable	(210)	(1,480)
Proceeds from exercise of warrants	120	907
Warrant Buybacks	(14)	-
Net cash provided by financing activities	7,183	4,431

Net change in cash and cash equivalents	2,017	(9,244)

Cash and cash equivalents, beginning of period	96	9,519

Cash and cash equivalents, end of period	$2,113	$275

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Supplemental disclosure of cash flow information
Cash paid for interest	$3	$-

Cash paid for income tax	$-	$-

Non-cash investing and financing activities
Deemed dividend on warrant modification and beneficial conversion feature of preferred stock	$1,005	$-
Deemed dividend on triger of down round provision	$-	$2,514
Stock issued for services not yet rendered	$-	$2
Cumulative effect adjustment related to ASU adoption	$3	$-
Conversion of notes payable into common stock	$2,147	$-
Repayment of note payable and interest through the issuance of shares under the equity purchase agreement	$354	$366
Acquistion of miners through common stock	$312	$-
Conversion of Series C convertible preferred stock into common stock	$28	$-
Reclassification of deferred offering costs	$70	$160

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

On June 4, 2019, the Company filed a registration statement on Form S-1 covering up to 76,558,643 shares of common stock the Company may sell from time to time. On June 25, 2019, this registration was declared effective by the Securities and Exchange Commission (“SEC”). Through November 14, 2019, the Company sold 55,000,000 shares of its common stock under this registration statement for gross proceeds of $1,804.

Cryptocurrency mining

Following a review of its Bitcoin mining operations in early 2019, the Company determined to consolidate its activities in Company-owned and managed facilities. Central to this strategy was the purchase of land in LaFayette, GA and the entry into a favorable contract for electricity there in the second quarter of 2019. Located adjacent to a utility substation, the several acre property has access to over 20 megawatts (MW) of low-cost power. The facility will accommodate shipping containers racked with miners with individual capacities of up to 1 MW.

The Company began Bitcoin mining at its LaFayette facility in late September 2019, using a newly designed container solution with a capacity of 456 Bitmain S9 miners or 300 Bitmain S17 miners. The property now has three of these containers onsite, awaiting the deployment of 320 S17 Pro miners that have been delivered by Bitmain, as well as MGT’s previously ordered 1,100 S17 miners, expected by mid-December 2019. By the end of November 2019, the Company expects delivery of two POD5 containers, each able to house 360 S17 miners. Including all hardware purchases to date, MGT projects a total of 1,475 new generation Bitcoin miners in operation in five containers at year end 2019. The machines collectively are rated at a total of approximately 80 Ph/s in computational power and will require an electric load of 4.0 MW.

Phase one of the physical facility in LaFayette is substantially complete with five transformers installed with 12.5 MW of total load capacity and property improvements in place, such as access roads, security fencing, workshop, network wiring and underground high voltage electrical feeder lines.

The Company’s agreements with third-party hosting facilities have been reduced to 1,200 S9 miners in Colorado Springs, and a location in Coshocton, Ohio, where MGT operates 576 S9 miners housed in the first production model of the Pod5 container, as further described in Note 9.

In September 2019, the Company also terminated all third-party management agreements. With the ongoing transition to the new generation of Bitcoin miners, the Company has been selling its inventory of S9 miners, rather than enter into short term uneconomic hosting arrangements. To date, the Company has sold approximately 2,500 units.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10–Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2018, as filed with the SEC on April 16, 2019. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2019.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

Note 2. Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2019, the Company had incurred significant operating losses since inception and continues to generate losses from operations. As of September 30, 2019, the Company had an accumulated deficit of $413,303. As of September 30, 2019 and October 31, 2019, MGT’s cash and cash equivalents were $2,113 and $1,077, respectively.

Management’s plans include the consolidation of its activities in Company-owned and managed facilities, executing on its expansion model to secure low cost power and grow its cryptocurrency assets. Based on current budget assumptions, the Company believes that it will be able to meet its operating expenses and obligations for one year from the date these unaudited condensed consolidated financial statements are issued. The Company will need to raise additional funding to grow its operations and to pay current maturities of debt. There can be no assurance however that the Company will be able to raise additional capital when needed, or at terms deemed acceptable, if at all. Such factors raise substantial doubt about the Company’s ability to sustain operations for at least one year from the issuance of these unaudited condensed consolidated financial statements. Management’s plans, including the consolidation of its activities in Company-owned and managed facilities, the raising of additional capital and potentially curtailing its operations, alleviate such substantial doubt. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue recognition

The Company’s primary revenue stream is related to the mining of digital currencies. The Company derives its revenue by solving “blocks” to be added to the blockchain and providing transaction verification services within the digital currency network of Bitcoin, commonly termed “cryptocurrency mining.” In consideration for these services, the Company receives digital currency (“Coins”). The Coins are recorded as revenue, using the average spot price of Bitcoin on the date of receipt. The Coins are recorded on the balance sheet as an intangible digital asset valued at the lower of cost or net realizable value. Net realizable value adjustments, to adjust the value of Coins to market value, is included in cost of revenue on the Company’s consolidated statement of operations. Further, any gain or loss on the sale of Coins would be recorded to costs of revenue. Costs of revenue include hosting fees, equipment and infrastructure depreciation, rent, net realizable value adjustments, and electricity costs.

The Company also recognized revenue from its management agreements through their termination in August and September 2019, as further described in Note 9. The Company received a fee from each management agreement based on the amount of Bitcoin mined and was reimbursed for any electricity costs incurred to run the Bitcoin mining machines it managed in its facility.

Additionally, the Company has machines located in facilities in Ohio and Colorado. The Company receives an allocation of profits from the Ohio facility. For the Colorado location, the Company recognizes Bitcoin revenue and recognizes hosting fees as cost of revenue. The Company also has machines in a temporary facility in Georgia whereby the Company recognizes Bitcoin revenue and recognizes hosting fees as cost of revenue. These machines will be moved to MGT’s permanent location in LaFayette, GA during Q4 2019.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight–line method on the various asset classes over their estimated useful lives, which range from one to ten years when placed in service. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

In connection with the Company’s plans to consolidate its activities in Company-owned and managed facilities, the Company has entered into agreements to acquire Bitcoin mining machines and containers to house the mining machines requiring upfront deposits. Deposits on such purchases are classified as Other Assets. Upon delivery, installation and full payment, the assets will be classified as property and equipment on the consolidated balance sheet.

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

Accordingly, the computation of diluted loss per share for the three- and nine-month periods ended September 30, 2019 excludes 850,000 unvested restricted shares, 6,000,000 shares issuable under stock options, 97,575,510 shares issuable upon the conversion of convertible debt, and 68,452,381 shares under preferred stock. The computation of diluted loss per share for the three and nine months ended September 30, 2018 excludes 3,555,000 unvested restricted shares, 6,000,000 shares issuable under stock options, and 6,227,975 shares issuable under warrants.

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

Gain (Loss) on Modification/Extinguishment of Debt

In accordance with ASC 470, a modification or an exchange of debt instruments that adds or eliminates a conversion option that was substantive at the date of the modification or exchange is considered a substantive change and is measured and accounted for as extinguishment of the original instrument along with the recognition of a gain/loss. Additionally, under ASC 470, a substantive modification of a debt instrument is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. A substantive modification is accounted for as an extinguishment of the original instrument along with the recognition of a gain/loss.

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

Note 4. Property, Plant, and Equipment and Other Assets

Property and equipment consisted of the following:

	As of
	September 30, 2019	December 31, 2018
Land	$57	$-
Computer hardware and software	17	17
Bitcoin mining machines	359	-
Infrastructure	451	-
Property and equipment, gross	884	17
Less: Accumulated depreciation	(44)	(17)
Property and equipment, net	$840	$-

The Company recorded depreciation expense of $27 and $1,429 for the three months ended September 30, 2019 and 2018, respectively. The Company recorded depreciation expense of $27 and $2,618 for the nine months ended September 30, 2019 and 2018, respectively.

Other Assets consisted of the following:

	As of
	September 30, 2019	December 31, 2018
Deposits on Bitcoin mining machines	$1,473	$-
Deposits on containers	344	-
Security deposits-hosted arrangements	83	-
Other Assets	$1,900	$-

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

Note 4. Property, Plant, and Equipment and Other Assets, continued

During the three months ended September 30, 2019, the Company entered into a purchase agreement with Bitmaintech Pte. Ltd, a Singapore private limited company, to purchase 1,100 Antminer-S-17 Bitcoin mining machines for an aggregate purchase price of approximately $2,770, subject to adjustments, with delivery expected in November 2019 to the Company’s facility in Lafayette, GA. $1,385 was paid as a deposit and the remaining balance is due upon delivery. The Company has paid deposits of $88 on other Bitcoin mining machines with expected delivery in November 2019. Once these Bitcoin mining machines are delivered and installed, the cost of the mining machines will be reclassified to property and equipment and depreciated over their estimate useful lives of 2 years using the straight-line method.

Also, during the three months ended September 30, 2019, the Company entered in agreements to purchase containers to house the Bitcoin mining machines, with expected delivery in late October and early November 2019. Once these containers are delivered and installed, the cost of containers will be reclassified to property and equipment and depreciated over their estimate useful lives of 5 years using the straight-line method. The security deposits relate to hosted arrangements further described in Note 9.

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

Note 5. Notes Payable, continued

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

During the three months ended September 30, 2019, the Company issued 16,654,170 shares of its common stock upon the conversion of $450 in outstanding principal by the holder and during the nine months ended September 30, 2019 issued 63,310,326 shares of its common stock upon the conversion of $1,725 in outstanding principal by the holder reducing the outstanding principal to $1,434 as of September 30, 2019.

The holder of the June 2018 Note also acquired 17,500,000 shares of the Company’s common stock on April 12, 2019, is an affiliate of the acquirer of 150 shares of the Preferred Shares acquired on April 12, 2019 and acquired 10 shares of the Preferred Shares on July 15, 2019, see Note 7 below, and are collectively subject to a maximum beneficial ownership of 9.99%. Of the 160 shares of Preferred Stock acquired by the affiliate, 115 shares are issued and outstanding as of September 30, 2019.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

Note 5. Notes Payable, continued

Notes payable consisted of the following:

	As of September 30, 2019
	Principal	Discount	Net
June 2018 Note	$1,434	$(495)	$939
Total notes payable	$1,434	$(495)	$939

	As of December 31, 2018
	Principal	Discount	Net
May 2018 Notes	$400	$(25)	$375
June 2018 Note	2,448	(1,803)	645
December 2018 Note	351	(86)	265
Total notes payable	$3,199	$(1,914)	$1,285

During the three months ended September 30, 2019 and 2018, the Company recorded accretion of debt discount of $946 and $0, respectively. During the nine months ended September 30, 2019 and 2018, the Company recorded accretion of debt discount of $4,768 and $0, respectively.

Note 6. Leases

On August 9, 2016, the Company entered into a sublease agreement for an office lease in Durham, North Carolina. The lease commenced on September 1, 2016 and expires on January 31, 2020. Monthly rent was $6 for the first 12 -month period and $7 each month thereafter until expiration of the lease. A security deposit of $13 was required upon execution of the sublease.

Lease rental expense totaled $60 and $36 during the nine months ended September 30, 2019 and 2018, respectively, and $20 and $20 during the three months ended September 30, 2019 and 2018, respectively.

Total future minimum payments required under the sublease agreement are as follows:

Years ended December 31,	Amount
2019	$21
2020	7
Total undiscounted minimum future lease payments	$28
Less imputed interest	-
Present value of operating lease liabilities	$28

At September 30, 2019, the weighted average remaining lease term and discount rate for operating leases was 0.33 years and 10.8%, respectively. The Company’s lease agreement does not contain any material residual value guarantees or material restrictive covenants.

Right of use asset

The Company has recognized a right of use asset of $32 in the unaudited condensed consolidated Balance Sheet as of September 30, 2019.

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

During the three and nine months ended September 30, 2019, the Company issued 23,900,000 and 67,000,000 shares of its common stock in exchange for $1,575 and $3,731, respectively. Of the proceeds received during the three months ended March 31, 2019, $354 was applied directly as payment against the December 2018 Note.

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

During the three months ended September 30, 2019, the Company issued 40,000,000 shares of its common stock in exchange for $1,442, net of deferred offering costs of $71. No shares were issued under the Form S-1 prior to July 1, 2019.

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

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

Note 7. Common Stock, Preferred Stock and Warrants, continued

During the three months ended March 31, 2019, the Company issued 160,500 shares of its common stock to consultants in exchange for services. These services were valued based upon the value of the shares issued of $60. No shares were issued to consultants during the second and third quarters of 2019. During the three and nine months ended September 30, 2018, the Company issued 360,500 and 1,539,051 shares of its common stock, respectively, to consultants in exchange for services. These services were valued based upon the value of the shares issued of $322 and $2,036, respectively.

In connection with the termination of its management agreements, see Note 9 below, the Company issued 10,250,000 shares of its common stock to acquire 2,000 S9 miners from its former partners. The S9 miners were valued at $312, based on the trading value of the Company’s common stock on the date each management agreement was terminated.

Preferred Stock

On January 11, 2019, the Company’s Board of Directors approved the authorization of 10,000 shares of Series B Preferred Stock with a par value of $0.001 (“Series B Preferred Shares”). The holders of the Series B Preferred Shares shall be entitled to receive, when, as, and if declared by the Board of Directors of the Company, out of funds legally available for such purpose, dividends in cash at the rate of 12% of the stated value per annum on each Series B Preferred Share. Such dividends shall be cumulative and shall accrue without interest from the date of issuance of the respective share of the Series B Preferred Shares. Each holder shall also be entitled to vote on all matters submitted to stockholders of the Company and shall be entitled to 55,000 votes for each Series B Preferred Share owned at the record date for the determination of stockholders entitled to vote on such matter or, if no such record date is established, at the date such vote is taken or any written consent of stockholders is solicited. In the event of a liquidation event, any holders of the Series B Preferred Shares shall be entitled to receive, for each Series B Preferred Shares, the stated value in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its stockholders. The Series B Preferred Shares are not convertible into shares of the Company’s common stock.

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

Each Preferred Share is convertible into shares of the Company’s common stock in an amount equal to the greater of: (a) 200,000 shares of common stock or (b) the amount derived by dividing the stated value by the product of 0.7 times the market price of the Company’s common stock, defined as the lowest trading price of the Company’s common stock during the ten day period preceding the conversion date. The holder may not convert any Preferred Shares if the total amount of shares held, together with holdings of its affiliates, following a conversion exceeds 9.99% of the Company’s common stock. The Company has accounted for the beneficial conversion feature of the Preferred Shares, convertible at 0.7 times the market price of the Company’s common stock, as a deemed dividend of $859 for the three months ended June 20, 2019 and $46 for the three months ended September 30, 2019, measured as the difference between the conversion price of the Preferred Shares and the fair value of the underlying common stock.

The common shares issued upon conversion have been registered under the Company’s then-effective registration statement on Form S-3. On April 12, 2019, the Company sold 190 Preferred Shares for $1,890, net of issuance costs and on July 15, 2019 sold 10 Preferred Shares for $100. During the three months ended June 30, 2019, holders of the preferred shares converted 50 of their Preferred Shares into 14,077,092 shares of common stock. During the three months ended September 30, 2019, the holder of the preferred stock converted 35 of their shares Preferred Shares into 13,528,575 shares of common stock. Given the right of redemption is solely at the option of the Company, the Preferred Shares are not considered mandatorily redeemable, and as such are classified in shareholders’ equity on the Company’s condensed consolidated balance sheet.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

Note 7. Common Stock, Preferred Stock and Warrants, continued

Warrants

The following table summarizes information about shares issuable under warrants outstanding during the nine months ended September 30, 2019:

	Warrant shares outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at January 1, 2019	5,477,975	$1.01
Issued	-	-
Exercised	(4,000,000)	$1.12
Expired or cancelled	(1,477,975)	$0.72
Outstanding and exercisable at September 30, 2019	-	$-	-	$-

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

During the three months ended September 30, 2019, the Company entered into agreements with three holders of warrants for 1,450,000 shares of common stock, whereby the holders agreed to sell the warrants back to the Company for $14. The Company subsequently canceled the warrants.

Note 8. Stock–Based Compensation

Issuance of restricted common stock – directors, officers and employees

The Company’s activity in restricted common stock was as follows for the nine months ended September 30, 2019:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2019	3,355,000	$1.46
Granted	100,000	$0.04
Vested	(2,605,000)	$1.30
Non–vested at September 30, 2019	850,000	$1.24

For the three months ended September 30, 2019 and 2018, the Company has recorded $312 and $1,114, in employee and director stock–based compensation expense, which is a component of general and administrative expenses in the consolidated statement of operations. For the three months ended September 30, 2019 and 2018, the Company recognized $0 and $322 in stock-based compensation related to stock issued to consultants for services provided. 100,000 restricted shares granted to an employee on July 29, 2019 were issued subsequent to September 30, 2019.

For the nine months ended September 30, 2019 and 2018, the Company has recorded $1,936 and $3,448 in employee and director stock–based compensation expense, which is a component of general and administrative expenses in the consolidated statement of operations. For the nine months ended September 30, 2019 and 2018, the Company recognized $60 and $2,036 in stock-based compensation related to stock issued to consultants for services provided.

As of September 30, 2019, unamortized stock-based compensation costs related to restricted share arrangements was $535 and will be recognized over a weighted average period of 0.56 years.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

Note 8. Stock–Based Compensation, continued

Stock options

The following is a summary of the Company’s stock option activity for the nine months ended September 30, 2019:

	Options	Weighted average exercise price	Weighted average Grant date fair value	Weighted average remaining life	Intrinsic value
Outstanding – January 1, 2019	6,000,000	$0.71	$1.29
Granted	–
Exercised	–
Forfeited/Cancelled	–
Outstanding – September 30, 2019	6,000,000	$0.71	$1.29	0.34	$–

Exercisable – September 30, 2019	6,000,000	$0.71	$1.29	0.34	$–

As of September 30, 2019, there were no unrecognized compensation costs, as all outstanding stock options are fully vested.

Note 9. Commitments and Contingencies

Bitcoin Mining Agreements

On May 20, 2019, the Company entered into an agreement with a third-party consultant whereby the consultant would advise and consult with the Company on certain business and financial matters relating to crypto-currency mining. The Company engaged the consultant to: (1) assist in locating at least 5 acres of real property in Georgia within close proximity to a fully operational electric substation with a minimum of 15 MW of available capacity, subject to approval by the power company, (2) negotiate a power rate between the Company and a power company, (3) assist in the identification, purchase, and delivery of transformers required to serve the containerized mining systems, (4) successfully install the aforementioned transformers, and (5) obtain an electrical permit and successfully inspect all electrical infrastructure between the container and substation. The consulting agreement was valued at $400 and such amount was transferred to a third-party escrow account, payable to the consultant upon successful achievement of defined milestones. Upon achievement, the value of the milestone is recorded as a component of general and administrative expenses with an offsetting reduction to prepaid expense. During the second and third quarters of 2019, $200 and $50 in milestone achievements were earned, respectively, and the remaining $150 is recorded as a prepaid expense as of September 30, 2019.

On October 23, 2018, the Company entered into a hosting agreement (“Colorado Hosting Agreement”) with a hosting facility in Colorado, whereby the service provider provides a facility to host Bitcoin computing servers. The Colorado Hosting Agreement has been amended several times and currently provides for the hosting of 1,200 miners, a reduction of a security deposit from $204 to $66 and a termination date of December 3, 2020. Because the price of Bitcoin steadily decreased in 2018 and throughout the first quarter 2019, the Company decided it was not economically responsible to commence mining under this hosting arrangement until May 2019 when Bitcoin mining economics started to improve.

On May 10, 2019, the Company, entered into a hosting agreement (“Ohio Hosting Agreement”) relating to the generation of Bitcoin mining revenues at a facility located in Coshocton, Ohio (the “Facility”) for a term that is the earlier of (i) two years, or (ii) when the parties determine that the Bitcoin mining business at the Facility is uneconomical. The Ohio Hosting Agreement was amended in September 2019 and currently provides for the hosting of 576 miners and a reduction of the security deposit from $240 to $80. Under the terms of the Ohio Hosting Agreement, the Company agreed to provide the necessary hardware to conduct Bitcoin mining at the Facility. The service provider agreed, among other things, to provide necessary hosting capacity, equipment, infrastructure and electricity to operate the mining hardware at the Facility. A third-party operator agreed, among other things, to and maintain the Facility in accordance with prudent industry standards and to maintain the hardware.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

Note 9. Commitments and Contingencies, continued

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

During the three and nine months ended September 30, 2019, the Company recognized $78 and $148 under these agreements, respectively, a portion of which was accounted for under the management agreements that were terminated during the three months ended September 30, 2019.

Management Agreements

On May 2, 2019, the Company entered into amended management agreements with two accredited investors, Deep South Mining LLC and BDLM, LLC (the “Users”). The Users’ miners were reconnected, and mining Bitcoin was resumed upon execution of these agreements. Due to wear and tear, the parties acknowledge the Users’ Bitcoin Hardware consist of 1,800 Bitmain Antminer S9 mining computers, collectively.

The Company entered into two Settlement and Termination Agreements (the “Settlement Agreements”) to its existing management agreements with the Users on August 31, 2019. Under the terms of the Settlement Agreements, the Company will pay the Users a percentage of profits (“User Distribution”) of Bitcoin mining as defined in the Settlement Agreements for a period not to exceed 16 months. The estimated present value of the User Distributions of $337 was recorded as termination expense with an offsetting liability on August 31, 2019. Since two of the components of the User Distribution, Bitcoin price and Difficulty, as defined in the Settlement Agreements, are based on market conditions, the liability will be marked-to-market on a quarterly basis and any changes will be recorded in the statement of operations. As of September 30, 2019, the Company recognized a gain on the change in the fair value of $135 based on a reduction of Bitcoin price and an increase in Difficulty, reducing the liability to $194.

Beginning on December 31, 2019 and for a period of 12 months thereafter and conditioned on other events as defined in the Settlement Agreements, the parties may unilaterally terminate the Settlement Agreements for a one-time payment of $270,000, collectively, by the Company. Additionally, the Company acquired the 1,800 Antminer S-9 Bitcoin miners owned by the Users for 9,000,000 restricted shares of the Company’s common stock valued at $279.

On September 30, 2019, the Company terminated its remaining management agreement with a third party for a one-time payment of $27 and the acquisition of 200 Antminer S-9 Bitcoin miners owned by the third party for 1,250,000 restricted shares of the Company’s commons stock valued at $33.

On August 14, 2018, the Company entered into a collaborative venture with a third-party cryptocurrency miner to develop a fully contained crypto currency mining pod (the “POD5 Agreement”). Pursuant to the POD5 Agreement, the Company will assist with the design and development of the pods (“POD5 containers”). The Company will retain naming rights to the pods and receive royalty payments from the third party in exchange for providing capital as well as engineering and design expertise. During the three and nine months ended September 30, 2019, the Company received royalties and recognized revenue of $7 under this agreement.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

Note 9. Commitments and Contingencies, continued

Legal

On August 28, 2019, a shareholder derivative action was filed by shareholder Tyler Tomczak against the Company and certain of its directors, officers and shareholders in New York state court, alleging breach of fiduciary duties, waste and unjust enrichment and seeking declaratory relief and damages (the “Tomczak Derivative Action”). The underlying allegations in the Tomczak Derivative Action largely repeat the allegations of wrongdoing in the 2018 Securities Class Actions (as defined below). The Company-related defendants’ time to respond to the Tomczak Derivative Action has been extended until December 31, 2019.

On September 11, 2019, a shareholder derivative action was filed by shareholder Arthur Aviles against the Company and certain of its directors, officers and shareholders in New York state court, alleging breach of fiduciary duties, waste and unjust enrichment and seeking declaratory relief and damages (the “Aviles Derivative Action”). The underlying allegations in the Aviles Derivative Action largely repeat the allegations of wrongdoing in the 2018 Securities Class Actions. The Company-related defendants’ time to respond to the Aviles Derivative Action has been extended until December 31, 2019.

In September 2018 and October 2018, various shareholders of the Company filed putative class action lawsuits against the Company, its then former Chief Executive Officer and certain of its individual officers and shareholders, alleging violations of federal securities laws and seeking damages (the “2018 Securities Class Actions”). The 2018 Securities Class Action followed and referenced the allegations made against the Company’s then former Chief Executive Officer and others in the SEC Action. The first putative class action lawsuit was filed on September 28, 2018, in the United States District Court for the District of New Jersey, and alleges that the named defendants engaged in a pump-and-dump scheme to artificially inflate the price of the Company’s stock and that, as a result, defendants’ statements about the Company’s business and prospects were materially false and misleading and/or lacked a reasonable basis at relevant times. The second putative class action was filed on October 9, 2018, in the United States District Court for the Southern District of New York and makes similar allegations. On May 28, 2019, the parties to the Class Actions entered into a binding settlement term sheet, and on September 24, 2019, the parties entered into a stipulation of settlement. On August 7, 2019, the lead plaintiff in the first class action filed a notice and order of voluntary dismissal with prejudice, and on October 11, 2019, the lead plaintiff in the second class action filed an unopposed motion for preliminary approval of the proposed class action settlement.

On January 24, 2017, the Company was served with a summons and complaint filed by plaintiff shareholder Atul Ojha in New York state court against certain officers and directors of the Company, and naming the Company as a nominal defendant. The lawsuit is styled as a derivative action (the “Ojha Derivative Action”) and was originally filed (but not served on any defendant) on October 15, 2016. The Ojha Derivative Action substantively alleges that the defendants, collectively or individually, inadequately managed the business and assets of the Company resulting in the deterioration of the Company’s financial condition. The Ojha Derivative Action asserts claims including, but not limited to, breach of fiduciary duties, unjust enrichment and waste of corporate assets. On February 27, 2017, the parties to the Ojha Derivative Action executed a stipulated stay of proceedings pending resolution of a class action filed in 2016 (the “2016 Securities Class Action”). Shortly after issuance of the February 27, 2018, ruling dismissing the 2016 Securities Class Action, the parties to the Ojha Derivative Action agreed to extend the stay indefinitely, with the plaintiff having the option to vacate the stay on thirty days’ notice. On October, 28, 2019, the parties agreed to extend the stay indefinitely, with the plaintiff having the option to vacate the stay on thirty days’ notice. Should the plaintiff seek to vacate the stay, the Company will address and defend the Ojha Derivative Action.

On December 12, 2018, a shareholder derivative action was filed by shareholder Bob Thomas against the Company and certain of its current and former directors, officers and shareholders in New York state court, alleging breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste and seeking declaratory relief and damages (the “Thomas Derivative Action”). The underlying allegations in the Thomas Derivative Action largely repeat the allegations of wrongdoing in the 2018 Securities Class Actions. Based on communications between the Company’s counsel and plaintiff’s counsel in the Thomas Derivative Action, plaintiff intended to seek consolidation of this case with the Ojha Derivative Action, and then to stay the consolidated derivative action pending resolution of the 2018 Securities Class Actions. The Company-related defendants’ time to respond to the Thomas Derivative Action has been extended until thirty days after the Court rules on plaintiff’s motion. On October 18, 2019 counsel for the plaintiffs in the Ojha Derivative Action advised the Company that plaintiffs had filed such a motion, and the court had denied it, but neither the motion nor the decision were ever served on the Company. Counsel for the Company is currently engaged in discussions with the counsel for plaintiffs about setting a new deadline for the Company-related defendants to respond to the complaint.

On October 31, 2019, the Company, and its current officers and directors, received subpoenas from the SEC requesting information, including but not limited to, with respect to risk factors contained in certain of the Company’s filings with the SEC, any investigations by any government agency into Robert B. Ladd and certain other matters related to the Company’s securities. The time period covered by the subpoenas is January 1, 2019 through the date of issuance of the subpoenas. The Company and its current officers and directors are cooperating with the SEC’s request. The Company is unable to predict what action, if any, might be taken in the future by the SEC or any other governmental authority as a result of the subpoenas.

The Company believes the claims in the actions filed against the Company are without merit and intends to vigorously defend against these actions.

Note 10. Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. During the nine months ended September 30, 2019 and 2018, the Company made contributions to the 401(k) Plan of $15 and $18, respectively.

Note 11. Subsequent Events

The Company has evaluated the impacts of subsequent events through November 14, 2019 and has determined that no such events occurred that were required to be reflected in the unaudited condensed consolidated financial statements, except as described within the above notes and described below.

Through November 14, 2019, the Company issued 15,000,000 shares of its common stock under the equity purchase agreement for gross proceeds of $264.

Through November 14, 2019, the holder of the June 2018 Note converted $125 of debt principle into 8,503,401 shares of common stock, reducing the outstanding principal to $1,309.

On October 29, 2019, the Company purchased 320 Bitmain S17 Pro Antminers which were received in early November 2019. The purchase of the S17 Pro Antminers is in addition to the previously announced purchase of 1,100 Bitmain S17 Antminers. The Company expects delivery of that batch prior to mid-December of this year. The containers to house these 1,100 miners include two POD5 containers and are expected onsite by the end of November 2019. Due to contractual provisions of the 1,100 Bitmain S17 order, MGT took advantage of a material price reduction, and chose to allocate some of the savings to the new order of S17 Pro Antminers.

Item 2. Management’s discussion and analysis of financial condition and results of operations

This Quarterly Report on Form 10–Q contains forward–looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The statements contained herein that are not purely historical are forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward–looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe” and similar expressions or variations intended to identify forward–looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward–looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward–looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10–K for the fiscal year ended December 31, 2018 as filed with the Securities and Exchange Commission (“SEC”) on April 16, 2019, in addition to other public reports we filed with the SEC. The forward–looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward–looking statements to reflect events or circumstances after the date of such statements.

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

Following a review of its Bitcoin mining operations in early 2019, the Company determined to consolidate its activities in Company-owned and managed facilities. Central to this strategy was the purchase of land in LaFayette, GA and the entry into a favorable contract for electricity there in the second quarter of 2019. Located adjacent to a utility substation, the several acre property has access to over 20 megawatts (MW) of low-cost power. The facility will accommodate shipping containers racked with miners with individual capacities of up to 1 MW.

The Company began Bitcoin mining at its LaFayette facility in late September 2019, using a newly designed container solution with a capacity of 456 Bitmain S9 miners or 300 Bitmain S17 miners. The property now has three of these containers onsite, awaiting the deployment of 320 S17 Pro miners that have been delivered by Bitmain, as well as MGT’s previously ordered 1,100 S17 miners expected by mid-December 2019. By the end of November 2019, the Company expects delivery of two POD5 containers, each able to house 360 S17 miners. Including all hardware to date, MGT projects a total of 1,475 new generation Bitcoin miners to be in operation in five containers at year end 2019. The machines collectively are rated at a total of approximately 80 Ph/s in computational power and will require an electric load of 4.0 MW. Phase one of the physical facility in LaFayette is substantially complete with five transformers installed with 12.5 MW of total load capacity and property improvements in place, such as access roads, security fencing, workshop, network wiring and underground high voltage electrical feeder lines.

Our agreements with third-party hosting facilities have been reduced to 1,200 S9 miners in Colorado Springs, and a location in Coshocton, Ohio, where MGT operates 576 S9 miners housed in the first production model of the Pod5ive container.

In September 2019, we also terminated all third-party management agreements. With the ongoing transition to the new generation of Bitcoin miners, the Company has been selling its inventory of S9 miners, rather than enter into short term uneconomic hosting arrangements. To date, we have sold approximately 2,500 units.

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

Revenue recognition

The Company’s primary revenue stream is related to the mining of digital currencies. The Company derives its revenue by solving “blocks” to be added to the blockchain and providing transaction verification services within the digital currency network of Bitcoin, commonly termed “cryptocurrency mining.” In consideration for these services, the Company receives digital currency (“Coins”). The Coins are recorded as revenue, using the average spot price of Bitcoin on the date of receipt. The Coins are recorded on the balance sheet as an intangible digital asset valued at the lower of cost or net realizable value. Net realizable value adjustments, to adjust the value of Coins to market value, is included in cost of revenue on the Company’s consolidated statement of operations. Further, any gain or loss on the sale of Coins would be recorded to costs of revenue. Costs of revenue include hosting fees, equipment depreciation, rent, net realizable value adjustments, and electricity costs.

Additionally, the Company has machines located in facilities in Ohio and Colorado. The Company receives an allocation of profits from the Ohio facility. For the Colorado location, the Company recognizes Bitcoin revenue and recognizes hosting fees as cost of revenue. The Company also has machines in a temporary facility in Georgia whereby the Company recognizes Bitcoin revenue and recognizes hosting fees as cost of revenue. These machines will be moved to MGT’s permanent location in LaFayette, GA during Q4 2019.

The Company also recognized revenue from its management agreements through their termination in August and September 2019. The Company received a fee from each management agreement based on the amount of Bitcoin mined and was reimbursed for any electricity costs incurred to run the Bitcoin mining machines it managed in its facility.

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

Results of operations

Three months ended September 30, 2019 and 2018

Revenues

Our revenues for the three months ended September 30, 2019 decreased by $497, or 84%, to $92 as compared to $589 for the three months ended September 30, 2018. Our revenue is derived from cryptocurrency mining. The decrease in revenues is a result of the Company’s initiative to consolidate its activities in Company-owned and managed facilities, including a reduction in operating S9 miners in our third-party hosting facilities in Colorado Springs, CO and Coshocton, Ohio.

Operating Expenses

Operating expenses for the three months ended September 30, 2019 decreased by $6,050, or 75%, to $1,973 as compared to $8,023 for the three months ended September 30, 2018. The decrease in operating expenses was primarily due to a decrease in general and administrative expenses of $1,001, the absence in 2019 of a fixed asset impairment charge in 2018 of $3,668, and a decrease of $1,381 in cost of sales from cryptocurrency mining operations resulting from a reduction in operating S9 miners.

The decrease in general and administrative expenses of $1,001 or 35% to $1,884 as compared to $2,885 for the three months ended September 30, 2018, was primarily due to a decrease in stock-based compensation of $1,123 based on less shares issued or vested and a lower stock price in 2019 compared to 2018, a decrease in payroll and related expenses of $122, a decrease in administrative and travel costs to operate the Sweden facility of $429 resulting from the Company’s exit from Sweden , offset by an increase in legal and professional fees of $259, an increase in costs related to build-out of Company’s mining facility in Georgia of $149, and the expenses related to the termination of the management agreements of $423 in the third quarter of 2019.

Other Income and Expense

For the three months ended September 30, 2019, non–operating expenses consisted of interest income of $7, accretion of debt discount of $946, a gain on sale of property and equipment of $431 and a mark-to-market gain related the management agreements termination liability of $135. During the comparable period ended September 30, 2018, non–operating expenses consisted of interest expense of $339.

Nine months ended September 30, 2019 and 2018

Revenues

Our revenues for the nine months ended September 30, 2019 decreased by $1,764, or 90%, to $190 as compared to $1,954 for the nine months ended September 30, 2018. Our revenue is derived from cryptocurrency mining. The decrease in revenues is a result of our decision to not operate the majority of our miners due to the unfavorable economics of the decreased price of Bitcoin and increased difficulty from January 2019 through May 2019. The decrease in revenues is also a result of the Company’s initiative to consolidate its activities in Company-owned and managed facilities, including a reduction in operating S9 miners in our third-party hosting facilities in Colorado Springs, CO and Coshocton, Ohio.

Operating Expenses

Operating expenses for the nine months ended September 30, 2019 decreased by $13,945, or 70%, to $6,067 as compared to $20,012 for the nine months ended September 30, 2018. The decrease in operating expenses was primarily due to a decrease in general and administrative expenses of $4,503, the absence in 2019 of the 2018 Sweden restructuring charge of $2,499 and a 2018 fixed asset impairment charge of $3,668, and a decrease of $3,173 in cost of sales from cryptocurrency mining operations resulting from a reduction in operating S9 miners.

The decrease in general and administrative expenses of $4,503, or 43% to $5,874 as compared to $10,377 for the nine months ended September 30, 2018, was primarily due to a decrease in stock-based compensation of $3,426 and a decrease in payroll and related expenses of $551, a decrease in administrative and travel costs to operate the Sweden facility of $1,569 resulting from the Company’s exit from, a decrease in consulting expense of $148, offset by an increase in legal and professional fees of $512, an increase in costs related to build-out of Company’s facility in Georgia of $306 and the expense related to the termination of the management agreements of $423 in the third quarter of 2019.

Other Income and Expense

For the nine months ended September 30, 2019, non–operating expenses consisted of interest income of $7, accretion of debt discount of $4,768, a gain on extinguishment of debt of $2,406, a gain on sale of property and equipment of $513 and a mark-to-market gain related the management agreements termination liability of $135. During the comparable period ended September 30, 2018, non–operating expenses consisted of interest expense of $456, warrant modification expense of $139, loss on sale of business unit of $127, and a loss on sale of property and equipment of $47.

Liquidity and capital resources

Sources of Liquidity

 We have historically financed our business through the sale of debt and equity instruments. We have incurred significant operating losses since inception with an accumulated deficit of $413,303 as of September 30, 2019 and continue to generate losses from operations. At September 30, 2019, our cash and cash equivalents were $2,113 and our working capital was $538. As of September 30, 2019, we had notes payable outstanding with a face value of $1,434. As of September 30, 2019 and October 31, 2019, MGT’s cash and cash equivalents were $2,113 and $1,077, respectively.

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

The price of Bitcoin is volatile, and fluctuations are expected. Movements may be influenced by various factors, including, but not limited to, government regulation, security breaches experienced by service providers, as well as political and economic uncertainties around the world. Since we record revenue based on the price of earned Bitcoin and we may retain such Bitcoin as an asset or as payment for future expenses, the relative value of such revenues may fluctuate, as will the value of any Bitcoin we retain. The high and low exchange rate per Bitcoin for the nine months ended September 30, 2019, as reported by Blockchain.info, were approximately $3 and $13 respectively.

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

On June 4, 2019, the Company and Oasis Capital entered into a new equity purchase agreement pursuant to which the Company may issue and sell from time to time to Oasis Capital up 76,558,643 shares of the Company’s common stock that are registered with the SEC under a registration statement on Form S-1 that went effective on June 25, 2019. 40,000,000 shares were issued or sold under this registration statement during the three months ended September 30, 2019 for proceeds of $1,442, net of deferred offering costs of $70. Subsequent to September 30, 2019, 15,000,000 shares of the Company’s common stock were issued and sold for gross proceeds of $264. 21,558,643 shares are available for sale under the Form S-1.

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

Each Preferred Share is convertible into shares of the Company’s common stock in an amount equal to the greater of: (a) 200,000 shares of common stock or (b) the amount derived by dividing the Stated Value by the product of 0.7 times the market price of the Company’s common stock, defined as the lowest trading price of the Company’s common stock during the ten day period preceding the conversion date. The holder may not convert any Preferred Shares if the total amount of shares, together with holdings of its affiliates, following a conversion shall exceed 9.99% of the Company’s common stock. The common shares issued upon conversion have been registered under the Company’s registration statement on Form S-3. On April 12, 2019 and July 15, 2019, the Company sold 190 Preferred Shares for $1,890 and 10 Preferred Shares for $100, respectively.

Sale of Common Stock

On April 12, 2019, the Company entered into a purchase agreement with an accredited investor whereby it sold 17,500,000 shares of its common stock for $525 pursuant to the Company’s registration statement on Form S-3. The holder of these shares is also the holder of the June 2018 Note and an affiliate of the acquirer of 160 shares of the Preferred Shares of which 115 are issued and outstanding as of September 30, 2019.

Property and Equipment Acquisitions and Commitments

In connection with management’s plans to consolidate its activities in Company-owned and managed facilities, the Company took the following actions as of September 30, 2019:

●	Acquired 6 acres of land in Lafayette, Georgia in May 2019 for $57.
●	Acquired Bitcoin miners valued at $359 and in July 2019 entered into an agreement to purchase 1,100 Antminer- S17 Bitcoin miners for $2,768, of which $1,384 was paid as a deposit and the remaining balance to be paid upon delivery expected in mid-December 2019. As a result of contractual price protection, the Company presently expects to owe $382 on delivery.
●	Paid as a deposit $344 for container equipment to house the Bitcoin miners. The remaining balance of $384 will be paid upon delivery expected in November 2019.
●	Paid $450 in infrastructure costs, including transformers and related equipment, land preparation, fencing, electrical contracting, permits, design and architectural fees. Subsequent to September 30, 2019, management estimates another $200 will be needed to complete phase one of the project.

Additionally, on October 29, 2019, the Company purchased 320 Bitmain S17 Pro Antminers which were received in early November. The Company anticipates the funding requirements for the aforementioned commitments will be provided from cash on hand, proceeds from its equity purchase agreement and sales of its S9 Bitcoin miners.

	Nine Months ended September 30,
	2019	2018
Cash (used in) / provided by
Operating activities	$(3,224)	$(7,168)
Investing activities	(1,942)	(6,507)
Financing activities	7,183	4,431
Net increase (decrease) in cash and cash equivalents	$2,017	$(9,244)

Cash Flows

Operating activities

Net cash used in operating activities was $3,224 for the nine months ended September 30, 2019 as compared to $7,168 for the nine months ended September 30, 2018. Cash used in operating activities for the nine months ended September 30, 2019 primarily consisted of a net loss of $7,584, partially offset by stock-based compensation of $1,991, amortization of note discounts of $4,768, net loss on termination of management agreements of $364, less a non-cash gain on extinguishment of $2,406, gain on sale or property and equipment $513, with a change in working capital of $88.

Net cash used in operating activities of $7,168 for the nine months ended September 30, 2018 primarily consisted of a net loss of $18,827, partially offset by non-cash stock-based compensation of $5,417, depreciation expense of $2,618, non-cash property and equipment impairment charge of $3,668, amortization of note discounts of $455, net loss on sale of assets $174 and an increase in working capital of $812.

Investing activities

Net cash used in investing activities was $1,942 for the nine months ended September 30, 2019 as compared to net cash used in investing activities of $6,507 for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, the Company acquired $556 of property and equipment and paid $1,817 of deposits for property and equipment in connection with the build-out of its mining facility in Georgia and received $431 from the sale of fully depreciated Bitcoin miners.

During the nine months ended September 30, 2018, the Company used $6,507 in the purchase of property and equipment, primary Bitcoin miners, and realized $60 in proceeds from sales of its cybersecurity assets and $427 from the sale of property and equipment.

Financing activities

During the nine months ended September 30, 2019, cash provided by financing activities totaled $7,183, which includes $525 from the sale of common stock under registered direct placements, $4,842 of net proceeds from the sale of stock under our equity purchase agreement, payment of deferred offering costs of $70, sale of preferred stock of $1,990 and proceeds of $120 from the exercise of warrants, offset by $210 in repayments of notes payable.

During the nine months ended September 30, 2018, cash provided by financing activities totaled $4,431 comprised of $4,700 from the net proceeds of notes payable, $80 from private placements of our common stock and $907 from the exercise of stock purchase warrants and $365 of net proceeds from the sale of stock under our equity purchase agreement, offset by $1,480 repayments of notes payable and $141 in paid deferred offering costs.

Off–balance sheet arrangements

As of September 30, 2019, we had no obligations, assets or liabilities which would be considered off–balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off–balance sheet arrangements.

Item 3. Quantitative and qualitative disclosures about market risk

The Company is not exposed to market risk related to interest rates on foreign currencies.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as September 30, 2019 due to a material weakness in our internal control over financial reporting as described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), we performed a complete documentation of the Company’s significant processes and key controls, and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2019 due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2019, the Company developed a plan to remediate its material weaknesses and to design an effective internal control environment. The Company anticipates having effective disclosure controls and procedures by December 31, 2019.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

On August 28, 2019, a shareholder derivative action was filed by shareholder Tyler Tomczak against the Company and certain of its directors, officers and shareholders in New York state court, alleging breach of fiduciary duties, waste and unjust enrichment and seeking declaratory relief and damages (the “Tomczak Derivative Action”). The underlying allegations in the Tomczak Derivative Action largely repeat the allegations of wrongdoing in the 2018 Securities Class Actions (as defined below). The Company-related defendants’ time to respond to the Tomczak Derivative Action has been extended until December 31, 2019.

On September 11, 2019, a shareholder derivative action was filed by shareholder Arthur Aviles against the Company and certain of its directors, officers and shareholders in New York state court, alleging breach of fiduciary duties, waste and unjust enrichment and seeking declaratory relief and damages (the “Aviles Derivative Action”). The underlying allegations in the Aviles Derivative Action largely repeat the allegations of wrongdoing in the 2018 Securities Class Actions (as defined below). The Company-related defendants’ time to respond to the Aviles Derivative Action has been extended until December 31, 2019.

In September 2018 and October 2018, various shareholders of the Company filed putative class action lawsuits against the Company, its then former Chief Executive Officer and certain of its individual officers and shareholders, alleging violations of federal securities laws and seeking damages (the “2018 Securities Class Actions”). The 2018 Securities Class Action followed and referenced the allegations made against the Company’s then former Chief Executive Officer and others in the SEC Action. The first putative class action lawsuit was filed on September 28, 2018, in the United States District Court for the District of New Jersey, and alleges that the named defendants engaged in a pump-and-dump scheme to artificially inflate the price of the Company’s stock and that, as a result, defendants’ statements about the Company’s business and prospects were materially false and misleading and/or lacked a reasonable basis at relevant times. The second putative class action was filed on October 9, 2018, in the United States District Court for the Southern District of New York and makes similar allegations. On May 28, 2019, the parties to the Class Actions entered into a binding settlement term sheet, and on September 24, 2019, the parties entered into a stipulation of settlement. On August 7, 2019, the lead plaintiff in the first class action filed a notice and order of voluntary dismissal with prejudice, and on October 11, 2019, the lead plaintiff in the second class action filed an unopposed motion for preliminary approval of the proposed class action settlement.

On January 24, 2017, the Company was served with a summons and complaint filed by plaintiff shareholder Atul Ojha in New York state court against certain officers and directors of the Company, and naming the Company as a nominal defendant. The lawsuit is styled as a derivative action (the “Ojha Derivative Action”) and was originally filed (but not served on any defendant) on October 15, 2016. The Ojha Derivative Action substantively alleges that the defendants, collectively or individually, inadequately managed the business and assets of the Company resulting in the deterioration of the Company’s financial condition. The Ojha Derivative Action asserts claims including, but not limited to, breach of fiduciary duties, unjust enrichment and waste of corporate assets. On February 27, 2017, the parties to the Ojha Derivative Action executed a stipulated stay of proceedings pending resolution of a class action filed in 2016 (the “2016 Securities Class Action”). Shortly after issuance of the February 27, 2018, ruling dismissing the 2016 Securities Class Action, the parties to the Ojha Derivative Action agreed to extend the stay indefinitely, with the plaintiff having the option to vacate the stay on thirty days’ notice. On October, 28, 2019, the parties agreed to extend the stay indefinitely, with the plaintiff having the option to vacate the stay on thirty days’ notice. Should the plaintiff seek to vacate the stay, the Company will address and defend the Ojha Derivative Action.

On December 12, 2018, a shareholder derivative action was filed by shareholder Bob Thomas against the Company and certain of its current and former directors, officers and shareholders in New York state court, alleging breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste and seeking declaratory relief and damages (the “Thomas Derivative Action”). The underlying allegations in the Thomas Derivative Action largely repeat the allegations of wrongdoing in the 2018 Securities Class Actions. Based on communications between the Company’s counsel and plaintiff’s counsel in the Thomas Derivative Action, plaintiff intended to seek consolidation of this case with the Ojha Derivative Action, and then to stay the consolidated derivative action pending resolution of the 2018 Securities Class Actions. The Company-related defendants’ time to respond to the Thomas Derivative Action has been extended until thirty days after the Court rules on plaintiff’s motion. On October 18, 2019 counsel for the plaintiffs in the Ojha Derivative Action advised the Company that plaintiffs had filed such a motion, and the court had denied it, but neither the motion nor the decision were ever served on the Company. Counsel for the Company is currently engaged in discussions with the counsel for plaintiffs about setting a new deadline for the Company-related defendants to respond to the complaint.

On October 31, 2019, the Company, and its current officers and directors, received subpoenas from the SEC requesting information, including but not limited to, with respect to risk factors contained in certain of the Company’s filings with the SEC, any investigations by any government agency into Robert B. Ladd and certain other matters related to the Company’s securities. The time period covered by the subpoenas is January 1, 2019 through the date of issuance of the subpoenas. The Company and its current officers and directors are cooperating with the SEC’s request. The Company is unable to predict what action, if any, might be taken in the future by the SEC or any other governmental authority as a result of the subpoenas.

Item 1A. Risk factors

The following risk factors are in addition to those discussed in our Annual Report on Form 10-K, as filed with the SEC on April 16, 2019.

The Company and its directors and officer have received subpoenas from the SEC, whose response is imposing costs on the Company and create a perception of wrongdoing.

At various times since September 2016, and most recently on October 31, 2019, the Company and its directors and officers have received subpoenas from the SEC. These subpoenas have requested the recipients to provide the SEC with certain information, including but not limited to, with respect to risk factors contained in certain of the Company’s filings with the SEC, any investigations by any government agency into Robert B. Ladd, a director of the Company and its Chief Executive Officer, and certain other matters related to the Company’s securities. The Company has publicly announced receipt of the subpoenas and has been fully complying with the SEC’s request for information. Response to the subpoenas has entailed, and may continue to entail, legal costs and the diversion of management’s attention, and the issuance of the subpoenas may create a perception of wrongdoing that could be harmful to our business. The Company has no information concerning the SEC’s purposes in serving these subpoenas, and although the Company has no indication that any enforcement proceedings are contemplated against the Company, the Company cannot predict whether the subpoenas will lead to any such proceedings.

A number of shareholder class actions and shareholder derivative actions have been filed against the Company and its CEO alleging violations of federal securities laws.

Certain shareholders of the Company filed two putative class action lawsuits (the “Class Actions”) against the Company, and Mr. Ladd, alleging violations of federal securities laws and seeking damages. The Class Actions followed and referenced allegations made against Mr. Ladd and others in a complaint filed by the SEC on September 7, 2018 (see below). The first Class Action was filed on September 28, 2018, in the United States District Court for the District of New Jersey, and alleges generally that defendants were engaged in a pump-and-dump scheme to artificially inflate MGT’s stock price and that, as a result, defendants’ statements about MGT’s business and prospects were materially false and misleading and/or lacked a reasonable basis at all relevant times. The second Class Action was filed on October 9, 2018, in the United States District Court for the Southern District of New York and makes similar allegations. On May 28, 2019, the parties to the Class Actions entered into a binding settlement term sheet, and on September 24, 2019, the parties entered into a stipulation of settlement. On August 7, 2019, the lead plaintiff in the first Class Action filed a notice and order of voluntary dismissal with prejudice, and on October 11, 2016, the lead plaintiff in the second Class Action filed an unopposed motion for preliminary approval of the proposed class action settlement. There can be no assurance that the court will approve the settlement, that particular shareholders will not opt out of the settlement or that other shareholders will not bring other shareholder class actions alleging different violations of law.

Certain shareholders of the Company have filed derivative actions against the Company and certain of our directors, officers and shareholders, including Mr. Ladd (the “Derivative Actions”). The allegations in the Derivative Actions largely repeat the allegations in the Class Actions. While the Company intends to defend against the Derivative Actions and believes that there are without merit, the outcome of these actions cannot be predicted. Moreover, regardless of their outcome, these actions may entail a significant amount of defense costs, may divert the attention of management and could create a public perception of wrongdoing.

The SEC has filed an action against the Company’s Chief Executive Officer alleging violations of federal securities laws which could result in liabilities for the Company.

On September 7, 2018, the SEC commenced a legal action, SEC v. Barry C. Honig et al. (the “SEC Action”), in the United States District Court for the Southern District of New York naming as defendant Mr. Ladd, among others. An amended complaint in the SEC Action was filed on March 8, 2019. On May 24, 2019, the SEC issued a subpoena in the SEC Action to the Company and on October 31, 2019, the SEC issued subpoenas in the SEC Action to our Chairman and our Independent Director. The SEC Action asserts civil charges against multiple individuals and entities, including former shareholders of the Company, who are alleged to have violated the securities laws by engaging in pump and dump schemes in connection with certain microcap stocks and three unidentified companies. The Company is one of the three unidentified companies but is not named as a defendant. We cannot predict the impact that this action that this may have on the Company, or whether it might result in future actions, penalties or other liabilities against the Company. Moreover, we expect to incur costs in responding to related requests for information and subpoenas, and if instituted, in defending against any resulting governmental proceedings that may be instituted against the Company.

The SEC and shareholder actions against the Company’s CEO could result in the loss of his services or otherwise divert his attention from the management of the Company.

Mr. Ladd is a director of the Company and has served as the Chief Executive Officer of the Company since January 2012 (except for the periods from November 2016 through August 2017 and September 10, 2018 through April 30, 2019). During this time, he has been largely responsible for the Company’s strategic direction and has been influential in all major policy decisions of the Company. As described above, the SEC has filed a lawsuit against Mr. Ladd, alleging violations of securities laws. In addition to injunctive relief and monetary penalties, the complaint seeks an officer and director bar with respect to Mr. Ladd, which if obtained by the SEC would prevent him from continuing to serve in such capacities with the Company. Also as described above, Mr. Ladd has also been named as a defendant in shareholder actions against the Company. While the Company has no reason to believe that Mr. Ladd has failed to comply with applicable securities law in respect of the Company, the outcome of these litigations is uncertain. In the event Mr. Ladd is prevented from serving as an executive officer and/or director of the Company, the Company’s business, operations and strategic direction may be adversely impacted. Also, the SEC and shareholder actions may divert Mr. Ladd’s attention from the management of the Company, and could result in an increase in our director and officer insurance costs.

Item 2. Unregistered sales of equity securities and use of proceeds

From October 1, 2019 November 14 2019, the Company issued 15,000,000 shares of the Company’s common stock, par value $0.001 to Oasis Capital, LLC in connection with the exercise of its put rights, pursuant to the Equity Purchase Agreement dated June 3, 2019 for gross proceeds of $264.

During October through November 14, 2019, the Company issued 8,503,401 shares of common stock to Iliad Research and Trading, L.P. in connection with the conversion of $125 of outstanding principal.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

10.1	Settlement Agreement, dated August 31, 2019, between MGT Capital Investments, Inc. and BDLM, LLC*
10.2	Settlement Agreement, dated August 31, 2019, between MGT Capital Investments, Inc. and Deep South Mining, LLC*
31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer*
31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial Officer*
32	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT CAPITAL INVESTMENTS, INC

Date: November 14, 2019	By:	/s/ Robert B. Ladd
Robert B. Ladd
President and Chief Executive Officer
(Principal Executive Officer)

