Form 10-K
period 2019-12-31
MGT CAPITAL INVESTMENTS, INC.
filed 2020-03-30
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10–K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission File Number 001-32698

MGT CAPITAL INVESTMENTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13–4148725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Fayetteville Street, Suite 1110 Raleigh, NC	27601
(Address of principal executive offices)	(Zip Code)

(914) 630–7430

(Registrant’s telephone number, including area code)

Securities registered under section 12(b) of the Act:

Not applicable

Securities registered under section 12(g) of the Act:

common stock, par value $.001 per share

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

As of June 30, 2019, the last day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the registrant’s common stock held by non–affiliates of the registrant was approximately $20,550,962.

As of March 30, 2020, the registrant had outstanding 446,448,445 shares of common stock, $0.001 par value.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

INDEX

($ in thousands, except share and per–share amounts)

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and other written and oral statements made from time to time by us may contain forward-looking statements. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward-looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.

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

All dollar amounts set forth in this Annual Report as of and for the year ended December 31, 2019 on this Form 10–K are in thousands, except per–share amounts.

PART I

Item 1. Business

MGT Capital Investments, Inc. is a Delaware corporation, incorporated in 2000. The predecessor of the Company was originally incorporated in Utah in 1977. Our corporate office is in Raleigh, North Carolina. MGT was formerly comprised of the parent company and its wholly–owned subsidiaries MGT Cybersecurity, Inc., Medicsight, Inc., MGT Sports, Inc. MGT Studios, Inc., MGT Interactive, LLC, MGT Gaming, Inc., MGT Mining One, Inc. and MGT Mining Two, Inc., and MGT Sweden AB. MGT Studios, Inc. also owned a controlling minority interest in the subsidiary M2P Americas, Inc. During the first quarter of 2019, MGT dissolved all its wholly owned subsidiaries excluding MGT Sweden AB.

Cryptocurrency Mining Business

Industry Summary

Bitcoin is a world–recognized cryptocurrency, which can be traded and converted into major fiat currencies on cryptocurrency exchanges. Cryptocurrencies are a medium of exchange that are transacted through and recorded on a decentralized distributed ledger system, called the “Blockchain.” The Blockchain is built by a chronological addition of transactions, which are grouped into blocks. Each new block requires a mathematical problem to be solved before it can be confirmed and added to the Blockchain. The processing power used to solve these mathematical problems is measured by Hash Rate or Hashes per second (“H/s”). The complexity of these problems, also referred to as mining difficulty, increases with the network’s growing Hash Rate.

Bitcoin mining entails solving these complex mathematical problems using custom designed and programmed application-specific integrated circuit (“ASIC”) computers (also referred to as “miners”). Bitcoin miners perform a vital function on the Bitcoin Blockchain network, by performing these calculations and adding transaction blocks to the Blockchain ledger. When a miner is successful in adding a block to the Blockchain, it is rewarded with a fixed number of Bitcoin; a miner can also be compensated by network transaction fees.

Additional information about Bitcoin, Blockchain and cryptocurrencies can be found on publicly available educational sources such as www.Bitcoin.org.

Our Operations

Cryptocurrency mining

Current Operations

Following a review of its Bitcoin mining operations in early 2019, we determined to consolidate our activities in Company-owned and managed facilities. Central to this strategy was the purchase of land in LaFayette, GA and the entry into a favorable contract for electricity in the second quarter of 2019. Located adjacent to a utility substation, the several acre property has access to over 20 megawatts (MW) of low-cost power.

We began Bitcoin mining at our LaFayette facility in late September 2019 on a trial basis, and on January 31, 2020, we announced we are operating 1,500 new generation Bitcoin miners collectively rated at approximately 80 Ph/s at the facility. All miners were purchased from Bitmain. The total electrical load at this production level is estimated at slightly under 4.0 MW.

Our miners are housed in five modified shipping containers including two manufactured by Bit5ive LLC of Miami, Florida (“Pod5ive Containers”). As an early investor and design consultant, we receive a modest royalty participation in all sales of Pod5ive Containers. Phase I of the LaFayette site is structurally complete and awaiting final grading and landscaping. The entire facility, including the land, five 2500 KVA 3-phase transformers, the mining containers and the miners, are owned by MGT. As we are presently using only one-third of the available electrical load, we are exploring ways to grow our current operations.

Former Operations

Prior to establishing our Company-owned and managed facility, we conducted our Bitcoin mining operations through third-party hosting arrangements. We also entered into management agreements with third party investors whereby the investors purchased the mining hardware, and we received both a fee to manage the mining operations plus one-half of the net operating profit.

Towards the end of 2017, we made the decision to move our principal mining operations to northern Sweden, a geographic location with historically low ambient temperatures and available inexpensive electricity. We entered into a hosting agreement (the “Hosting Agreement”) with Beacon Leasing LLC (“Beacon”), pursuant to which Beacon agreed to deliver a turn-key solution in northern Sweden with up to 15 megawatts of electricity capacity, which included a facility with power, cooling, and hosting services for a fixed price of $810 per month. The facility in Sweden was owned by the city of Älvsbyn and leased by a subsidiary of Beacon. Beacon committed to provide a fully functional facility by the end of March 2018. The Hosting Agreement required us to pay $1,620 to Beacon, representing the first and last month of service. During the first quarter of 2018, we took delivery of an additional 2,000 Bitcoin mining machines in Sweden and moved 4,300 machines (including 2,100 investor-owned machines) from Washington to Sweden.

Beacon failed to deliver the fully built out facility and necessary power supply levels required by MGT by the end of March 2018. During the first and second quarters of 2018, MGT personnel traveled to Sweden to assist Beacon with getting the facility up and running, advanced additional funding, and became involved in the design and setup of the Sweden facility due to concern that Beacon may have overstated its construction abilities and financial capacity.

Beginning in late May 2018, we took steps to gain direct operating control of the Swedish facility to protect our assets and maximize capacity as quickly as possible. Through June 2018, we recorded restructuring expenses of $2,499, which included the write-off of the unamortized balance of the initial deposit paid to Beacon in the amount of $1,350 and $1,149 for additional costs paid by the Company to service providers and vendors engaged to complete the facility. These additional costs consisted of $893 in costs to bring the electricity provider current and set up more transformers, and $256 in additional operating costs. The cost of services provided after MGT took over full direct operational control of the facility are included in cost of revenue and general and administrative expenses in the Company’s 2018 consolidated statements of operations.

In September 2018, we decided to forgo any further monetary investment in Sweden and relocated all miners located in Sweden to third-party hosting facilities in Colorado and Ohio. Because the price of Bitcoin steadily decreased during 2018 and throughout the first quarter of 2019, we decided it was not economically responsible to continue mining operations until Bitcoin economics improved, which occurred in May 2019.

On March 22, 2019, we entered into a settlement agreement to terminate our initial hosting agreement in Washington and conveyed ownership of its onsite mining assets for full satisfaction of $77 in outstanding hosting service fees. In August and September 2019, we terminated our management agreements with third party investors and in December 2019, terminated our hosting arrangements in Colorado and Ohio.

Bitcoin And Blockchain Overview

A Bitcoin is one type of a digital asset that is issued by, and transmitted through, an open source, math-based protocol platform using cryptographic security (the “Bitcoin Network”). The Bitcoin Network is an online, peer-to-peer user network that hosts the public Blockchain transaction ledger and the source code that comprises the basis for the cryptography and math-based protocols governing the Bitcoin Network. No single entity owns or operates the Bitcoin Network, the infrastructure of which is collectively maintained by a decentralized user base. Bitcoin can be used to pay for goods and services or can be converted to fiat currencies, such as the US Dollar, at rates determined on Bitcoin exchanges or in individual peer to peer end-user-to-end-user transactions.

Bitcoins are “stored” or reflected on the Blockchain in a decentralized manner on the computers of each Bitcoin Network user. The Blockchain records the transaction history of all Bitcoin in existence and, through the transparent reporting of transactions, allows the Bitcoin Network to verify the association of each Bitcoin with the digital wallet that owns it. The Bitcoin Network and Bitcoin software programs can interpret the Blockchain to determine the exact Bitcoin balance, if any, of any digital wallet listed in the Blockchain as having taken part in a transaction on the Bitcoin Network.

The Bitcoin Network, being decentralized, does not rely on either governmental authorities or financial institutions to create, transmit or determine the value of Bitcoin. Rather, Bitcoin are created and allocated by the Bitcoin Network protocol through a “mining” process subject to a strict, well-known issuance schedule. The value of Bitcoin is determined by the supply and demand of Bitcoin in the Bitcoin exchange market (and in private peer to peer transactions), as well as the number of merchants that accept it. As Bitcoin transactions can be broadcast to the Bitcoin Network by any user’s Bitcoin software and Bitcoin can be transferred without the involvement of intermediaries or third parties, there are little or no transaction costs in direct peer-to-peer transactions on the Bitcoin Network. Third party service providers such as Bitcoin exchanges and third party payment processing services may charge significant fees for processing transactions and for converting, or facilitating the conversion of, Bitcoin to or from fiat currency.

Miners dedicate substantial resources to mining. Given the increasing difficulty of the target established by the Bitcoin Network, miners must continually invest in expensive mining hardware to achieve adequate processing power to hash at a competitive rate.

Bitcoin is an example of a digital asset that is not a fiat currency (i.e., a currency that is backed by a central bank or a national, supra-national or quasi-national organization) and are not backed by hard assets or other credit. As a result, the value of Bitcoin is determined by the value that various market participants place on Bitcoin through their transactions.

The supply of Bitcoin is finite. Once 21 million Bitcoin are generated, the network will stop producing more. Currently, there are approximately 18 million Bitcoin in circulation, or 85% of the total supply of Bitcoin. Within the Bitcoin protocol is an event referred to as Bitcoin halving (“Halving”) where the Bitcoin provided upon mining a block is reduced by 50%. Halvings are scheduled to occur once every 210,000 blocks, or roughly every four years, until the maximum supply of 21 million Bitcoin is reached. The next Halving is expected to occur in May 2020, with a revised reward payout of 6.25 Bitcoin per block.

Given a stable hash rate, a Halving reduces the number of new Bitcoin being generated by the network. While the effect is to limit the supply of new coins, it has no impact on the quantity of total Bitcoin outstanding. As a result, the price of Bitcoin could rise or fall based on overall investor and consumer demand. Should the price of Bitcoin remain unchanged after the next Halving, the Company’s revenue would be reduced by 50%, with a much larger negative impact to profit.

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

Legacy Businesses

Cybersecurity

In January 2018, we ended our business relationship with cybersecurity pioneer John McAfee. Since August 2017, Mr. McAfee had served as our Chief Cybersecurity Visionary, guiding the development of our cybersecurity business, including Sentinel, an enterprise class network intrusion detector, released in October 2017. We also owned the intellectual property associated with developing and marketing a mobile phone with extensive privacy and anti-hacking features.

In March 2018, we sold our Sentinel product line to a new entity formed by the unit’s management team for consideration of $60 and a $1,000 promissory note, convertible into a 20% equity interest of the buyer. Due to the early stage nature of the buyer’s business, we believed the collection of the promissory note was doubtful and therefore determined the fair value to be zero. We recorded a loss on sale of $127, comprised of $60 in cash proceeds, less $27 in assets sold, $40 in separation payments to former management, and $120 in common stock issued to former management.

Strategy

MGT’s strategy is to oversee the operation of approximately 1,500 Bitcoin miners in La Fayette, Georgia. The Company’s immediate focus is to grow free cash flow, with a longer-term objective to expand its mining operation.

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

Employees

Currently, the Company and its subsidiary have 3 full–time employees. None of our employees are represented by a union and we believe our relationships with our employees are good.

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

The Company has identified several specific risk areas that may affect our operations and results in the future:

Risks Related to Our Business

We have had limited commercial results and revenues, and we may be required to curtail operations if adequate funds are not available to us.

Our commercial results have been limited. Historically, the Company has not generated significant revenues to fund its operations, and the Company cannot be certain that revenues will be sufficient to fund operations for the foreseeable future. The Company’s primary source of operating funds since inception has been debt and equity financings. The Company has also earned a limited amount of revenue through its Bitcoin operations. At December 31, 2019, MGT’s cash and cash equivalents were approximately $216.

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

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2019, the Company had incurred significant operating losses since inception, and continues to generate losses from operations, and has an accumulated deficit of $414,502. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements incorporated in this Annual Report do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The supply of Bitcoin is limited, and production of Bitcoin will be negatively impacted upon the next Bitcoin halving protocol expected in May 2020.

The supply of Bitcoin is finite. Once 21 million Bitcoin are generated, the network will stop producing more. Currently, there are approximately 18 million Bitcoin in circulation, or 85% of the total supply of Bitcoin. Within the Bitcoin protocol is an event referred to as Halving where the Bitcoin reward provided upon mining a block is reduced by 50%. Halvings are scheduled to occur once every 210,000 blocks, or roughly every four years, until the maximum supply of 21 million Bitcoin is reached. The next Halving is expected to occur in May 2020, with a revised payout of 6.25 Bitcoin per block.

Given a stable hash rate, a Halving reduces the number of new Bitcoin being generated by the network. While the effect is to limit the supply of new coins, it has no impact on the quantity of total Bitcoin outstanding. As a result, the price of Bitcoin could rise or fall based on overall investor and consumer demand. Should the price of Bitcoin remain unchanged after the next Halving, the Company’s revenue would be reduced by 50%, with a much larger impact to profit.

Currently, there is relatively small use of Bitcoin in the retail and commercial marketplace in comparison to relatively large use by speculators, thus contributing to price volatility that could adversely affect our results of operations.

Bitcoin has only recently become accepted as a means of payment for goods and services by certain major retail and commercial outlets, and use of Bitcoin by consumers to pay such retail and commercial outlets remains limited. Conversely, a significant portion of Bitcoin demand is generated by speculators and investors seeking to profit from the short- or long-term holding of Bitcoin. Many industry commentators believe that Bitcoin’s best use case is as a store of wealth, rather than as a currency for transactions, and that other cryptocurrencies having better scalability and faster settlement times will better serve as currency. This could limit Bitcoin’s acceptance as transactional currency. A lack of expansion by Bitcoin into retail and commercial markets, or a contraction of such use, may result in increased volatility or a reduction in the Bitcoin price, either of which could adversely affect our results of operations.

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

Further, the Peoples Bank of China has instituted restrictions on certain exchange trading in cryptocurrencies and ICOs. Further governmental regulation in that country or others could negatively impact pricing for Bitcoin. In addition, the Company’s sole source of mining computers is a Chinese company, and we are exposed to existing tariffs for certain equipment used in our operations. If outright restrictions or even more punitive tariffs are placed on the export of such computers, it could have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company.

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

The real estate assets we own subject to the risks associated with real property.

Real estate assets are subject to various risks, including:

●	declines in the value of real estate;
●	acts of nature, including earthquakes, floods and other natural disasters, which may result in uninsured losses;
●	adverse changes in national and local economic and market conditions;
●	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;
●	costs of remediation and liabilities associated with environmental conditions such as indoor mold; and
●	the potential for uninsured or under-insured property losses.

The occurrence of any of the foregoing or similar events may reduce the value of our property, impair our ability to conduct our mining operations and, consequently, materially adversely affect our business, financial condition and results of operations.

We face possible risks associated with the physical effects of climate change.

The physical effects of climate change could have a material adverse effect on our properties, operations, and business. However, the impacts of climate change on our operations are highly uncertain and their significance will vary depending on the type and geographic location of any physical impact. The impacts of climate change could include changing temperatures, flooding, water shortages, changes in weather and rainfall patterns, and changing storm patterns and intensities. To the extent that climate change impacts changes in weather patterns, some of our properties could experience increases in storm intensity, loss of power, and rising sea levels. Climate change may also have indirect effects on our business by increasing the cost of, or availability of, property insurance on terms we find acceptable or increasing the cost of energy. There can be no assurance that climate change will not have a material adverse effect on our properties, operations, or business.

Our business is subject to risks arising from epidemic diseases, such as the recent outbreak of the COVID-19 illness.

The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19, or other public health epidemic poses the risk that we or our employees, suppliers, and other partners may be prevented from conducting business activities at full capacity for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected and in which we operate could disrupt the operation of our business. The COVID-19 outbreak and mitigation measures may also have an adverse impact on global economic conditions, which could have an adverse effect on our business and financial condition, including on our potential to conduct financings on terms acceptable to us, if at all. In addition, we may take temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees to work remotely, and discouraging employee attendance at in-person work-related meetings, which could negatively affect our business. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

Reliance on third parties to operate our mining machines may cause delays in production and mining and could have an impact on our business, financial condition and prospects.

The Company relies on third parties to operate its Bitcoin mining machinery. These third parties are not our employees and, except for restrictions imposed by our contracts with such third parties, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to operate our mining machinery, we remain responsible for the overall mining operations. Many of the third parties with whom we contract may also have relationships with other commercial entities, some of which may compete with us. If the third parties operating our machinery do not perform their contractual duties or obligations, we may need to enter into new arrangements with alternative third parties. This could be costly, and mining operations may be delayed or terminated. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third party contractors or to do so on commercially reasonable terms. Though we carefully manage our relationships with our contract machinery operators, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

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

Over the past several years, Bitcoin mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation ASIC servers. Currently, new processing power is predominantly added by incorporated and unincorporated “professionalized” mining operations. Professionalized mining operations may use proprietary hardware or sophisticated ASIC machines acquired from ASIC manufacturers. These operations require the investment of significant capital for the acquisition of this hardware, the leasing of operating space (often in data centers or warehousing facilities), incurring of electricity costs and the employment of technicians to operate the mining farms. As a result, professionalized mining operations are of a greater scale than prior miners and have more defined, regular expenses and liabilities. These regular expenses and liabilities require professionalized mining operations to more immediately sell Bitcoin earned from mining operations, whereas it is believed that individual miners in past years were more likely to hold newly mined Bitcoin for more extended periods. The immediate selling of newly mined Bitcoin may create downward pressure on the price of Bitcoin.

The extent to which the value of Bitcoin mined by a professionalized mining operation exceeds the allocable capital and operating costs determines the profit margin of such operation. A professionalized mining operation may be more likely to sell a higher percentage of its newly mined Bitcoin rapidly if it is operating at a low profit margin—and it may partially or completely cease operations if its profit margin is negative. In a low profit margin environment, a higher percentage of mined Bitcoin could be sold more rapidly, thereby potentially reducing Bitcoin prices. Lower Bitcoin prices could result in further tightening of profit margins, particularly for professionalized mining operations with higher costs and more limited capital reserves, creating a network effect that may further reduce the price of Bitcoin until mining operations with higher operating costs become unprofitable and remove mining power. The network effect of reduced profit margins resulting in greater sales of newly mined Bitcoin could result in a reduction in the price of Bitcoin that would adversely impact the Company.

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

Political or economic crises may motivate large-scale sales of Bitcoin or other cryptocurrencies, which could result in a reduction in value and adversely affect the Company.

As an alternative to fiat currencies that are backed by central governments, digital assets such as Bitcoin and Ethereum, which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of Bitcoin and other cryptocurrencies either globally or locally. Large-scale sales of Bitcoin or other cryptocurrencies would result in a reduction in their value and would adversely affect the Company. Such circumstances could have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account.

It may be illegal now, or in the future, to acquire, own, hold, sell or use Bitcoin, Ethereum, or other cryptocurrencies, participate in the Blockchain or utilize similar digital assets in one or more countries, the ruling of which could adversely affect the Company.

Although currently Bitcoin and other cryptocurrencies, the Blockchain and digital assets generally are not regulated or are lightly regulated in most countries, including the United States, one or more countries such as China and Russia may take regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell or use these digital assets or to exchange for fiat currency. Such restrictions may adversely affect the Company. Such circumstances could have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which could have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account and harm investors.

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

Current and future legislation and SEC rulemaking and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which Bitcoin or other cryptocurrency is viewed or treated for classification and clearing purposes. In particular, Bitcoin and other cryptocurrency may not be excluded from the definition of “security” by SEC rulemaking or interpretation requiring registration of all transactions, unless another exemption is available, including transacting in Bitcoin or cryptocurrency amongst owners and require registration of trading platforms as exchanges. The Company cannot be certain as to how future regulatory developments will impact the treatment of Bitcoin and other cryptocurrencies under the law. If the Company fails to comply with such additional regulatory and registration requirements, the Company may seek to cease certain of its operations or be subjected to fines, penalties and other governmental action. Such circumstances could have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which could have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account and harm investors.

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

On September 7, 2018, the SEC commenced a legal action, SEC v. Barry C. Honig et al. (the “SEC Action”), in the United States District Court for the Southern District of New York naming as defendant Mr. Ladd, among others. An amended complaint in the SEC Action was filed on March 8, 2019. The SEC filed a second amended complaint in the SEC Action on March 16, 2020 asserting additional civil charges against Robert Ladd. On May 24, 2019, the SEC issued a subpoena in the SEC Action to the Company and on October 31, 2019, the SEC issued subpoenas in the SEC Action to our Chairman and our Independent Director. The SEC Action asserts civil charges against multiple individuals and entities, including former shareholders of the Company, who are alleged to have violated the securities laws by engaging in pump and dump schemes in connection with certain microcap stocks and three unidentified companies. The Company is one of the three unidentified companies but is not named as a defendant. We cannot predict the impact that this action may have on the Company, or whether it might result in future actions, penalties or other liabilities against the Company. Moreover, we expect to incur costs in responding to related requests for information and subpoenas, and if instituted, in defending against any resulting governmental proceedings that may be instituted against the Company.

The Company and its directors and officer have received subpoenas from the SEC, whose response is imposing costs on the Company and create a perception of wrongdoing.

At various times since September 15, 2016, and most recently on October 31, 2019, the Company and its directors and officers have received subpoenas from the SEC. In addition, in December 2017, the President and Chief Executive Officer also received a subpoena from the SEC. These subpoenas have requested the recipients to provide the SEC with certain information, including but not limited to, with respect to risk factors contained in certain of the Company’s filings with the SEC, any investigations by any government agency into Robert B. Ladd, a director of the Company and its Chief Executive Officer, and certain other matters related to the Company’s securities. The Company has publicly announced receipt of the subpoenas and has been fully complying with the SEC’s request for information. Response to the subpoenas has entailed, and may continue to entail, legal costs and the diversion of management’s attention, and the issuance of the subpoenas may create a perception of wrongdoing that could be harmful to our business. The Company has no information concerning the SEC’s purposes in serving these subpoenas, and although the Company has no indication that any enforcement proceedings are contemplated against the Company, the Company cannot predict whether the subpoenas will lead to any such proceedings.

A number of shareholder class actions and shareholder derivative actions have been filed against the Company and its CEO alleging violations of federal securities laws.

Certain shareholders of the Company filed two putative class action lawsuits (the “Class Actions”) against the Company, and Mr. Ladd, alleging violations of federal securities laws and seeking damages. The Class Actions followed and referenced allegations made against Mr. Ladd and others in a complaint filed by the SEC in the SEC Action. The first Class Action was filed on September 28, 2018, in the United States District Court for the District of New Jersey, and alleges generally that defendants were engaged in a pump-and-dump scheme to artificially inflate MGT’s stock price and that, as a result, defendants’ statements about MGT’s business and prospects were materially false and misleading and/or lacked a reasonable basis at all relevant times. The second Class Action was filed on October 9, 2018, in the United States District Court for the Southern District of New York and makes similar allegations. On May 28, 2019, the parties to the Class Actions entered into a binding settlement term sheet, and on September 24, 2019, the parties entered into a stipulation of settlement. On August 7, 2019, the lead plaintiff in the first Class Action filed a notice and order of voluntary dismissal with prejudice, and on October 11, 2019, the lead plaintiff in the second Class Action filed an unopposed motion for preliminary approval of the proposed class action settlement. There can be no assurance that the court will approve the settlement, that particular shareholders will not opt out of the settlement or that other shareholders will not bring other shareholder class actions alleging different violations of law.

Certain shareholders of the Company have filed derivative actions against the Company and certain of our directors, officers and shareholders, including Mr. Ladd (the “Derivative Actions”). The allegations in the Derivative Actions largely repeat the allegations in the Class Actions. While the Company intends to defend against the Derivative Actions and believes that they are without merit, the outcome of these actions cannot be predicted. Moreover, regardless of their outcome, these actions may entail a significant amount of defense costs, may divert the attention of management and could create a public perception of wrongdoing.

The SEC and shareholder actions against the Company’s CEO could result in the loss of his services or otherwise divert his attention from the management of the Company.

Mr. Ladd is a director of the Company and has served as the Chief Executive Officer of the Company since January 2012 (except for the periods from November 2016 through August 2017 and September 10, 2018 through April 30, 2019). During this time, he has been largely responsible for the Company’s strategic direction and has been influential in all major policy decisions of the Company. As described above, the SEC has filed a lawsuit against Mr. Ladd, alleging violations of securities laws. In addition to injunctive relief and monetary penalties, the complaint seeks an officer and director bar with respect to Mr. Ladd, which if obtained by the SEC would prevent him from continuing to serve in such capacities with the Company. Also as described above, Mr. Ladd has also been named as a defendant in shareholder actions against the Company. While the Company has no reason to believe that Mr. Ladd has failed to comply with applicable securities law in respect of the Company, the outcome of these litigations is uncertain. In the event Mr. Ladd is prevented from serving as an executive officer and/or director of the Company, the Company’s business, operations and strategic direction may be adversely impacted. Also, the SEC and shareholder actions may divert Mr. Ladd’s attention from the management of the Company and could result in an increase in our director and officer insurance costs.

Risks Related to Our Stock

Penny stock regulations may impose certain restrictions on marketability of our securities.

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. A security listed on a national securities exchange is exempt from the definition of a penny stock. Our common stock is not currently listed on a national security exchange. Our common stock is therefore subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000 or annual income exceeding $200, or $300 together with their spouse). For transactions covered by such rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase.

Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Broker-dealers must wait two business days after providing buyers with disclosure materials regarding a security before effecting a transaction in such security. Consequently, the “penny stock” rules restrict the ability of broker-dealers to sell our securities and affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities, thereby affecting the liquidity of the market for our common stock.

Stockholders should also be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

●	control of the market for the security by one or more broker-dealers that are often related to the promoter or issuer;
●	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
●	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced salespersons;
●	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
●	the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

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

Future sales and issuances of our equity securities or rights to purchase our equity securities, including pursuant to equity incentive plans, would result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

To the extent we raise additional capital by issuing equity securities through an agreement with Oasis Capital, LLC (the “Oasis Equity Line”) or otherwise, our stockholders may experience substantial dilution. We may, as we have in the past, sell common stock, rights, warrants, options or convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, rights, warrants, options or convertible securities or other equity securities in more than one transaction, investors may be further diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to existing stockholders. Because we are quoted on the OTCQB instead of a national securities exchange or quotation system, our investors may experience significant volatility in the market price of our stock and have difficulty selling their shares.

Our common stock is currently quoted on the OTC Market Group’s OTCQB market quotation system under the ticker symbol “MGTI.” The OTCQB is a regulated quotation services that displays real-time quotes and last sale prices in over-the-counter securities. Trading in shares quoted on the OTCQB is often thin and characterized by volatility in trading prices. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume and market conditions. As a result, there may be wide fluctuations in the market price of the shares of our common stock for reasons unrelated to operating performance, and this volatility, when it occurs, may have a negative effect on the market price for our securities. Moreover, the OTCQB is not a stock exchange, and trading of securities on this platform is more sporadic than the trading of securities listed on a national quotation system or stock exchange. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

A significant number of additional shares of our common stock may be issued at a later date, and their sale could depress the market price of our common stock.

As of December 31, 2019, we had options exercisable for 6,000,000 shares of our common stock. In addition, we have 78,050,084 shares issuable upon conversion of outstanding notes and 115 shares of Series C Preferred Stock which are convertible into 96,638,655 shares of our common stock at any time at the option of the holder in an amount determined by dividing the Stated Value ($10) by the conversion price. The conversion price of the Series C Preferred Stock will be equal to the lower of (i) $0.05 per share (subject to adjustment for stock splits, stock dividends, and similar transactions) or (ii) 70% of the lowest trading price of the common stock for the 10 days prior to the conversion date. The holder of both the convertible debt and the Series C Preferred Stock share common ownership and are subject to a combined ownership limitation of 9.99% of our common stock. The possibility of the issuance of all or some of the shares upon the exercise or conversion of the outstanding warrants, options or Series C Preferred Stock, as well as the sale of shares pursuant to the Oasis Equity Line, could substantially reduce the market price for our common stock.

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

The price of our common stock has fluctuated considerably and is likely to remain volatile, in part due to the limited market for our common stock, and you could lose all or part of your investment.

There is a limited public market for our common stock, and we cannot provide assurances that a more active trading market will develop or continue. As a result of low trading volume in our common stock, the purchase or sale of a relatively small number of shares could result in significant share price fluctuations. Additionally, the market price of our common stock may continue to fluctuate significantly in response to a number of factors, some of which are beyond our control.

For these reasons and others, an investment in our securities is risky and you should invest only if you can withstand a significant loss and wide fluctuations in the value of your investment.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal corporate office is located at 150 Fayetteville Street, Suite 1110 Raleigh, NC 27601, occupied under a lease that expires January 2023. Monthly rent is $3 until expiration of the lease. A security deposit of $3 was required upon execution of the lease. We believe our office is in good condition and is sufficient to conduct our operations.

We have constructed our own Bitcoin mining facility on 6 acres in LaFayette, GA which we acquired in May 2019. We believe our mining facility is in good condition and is sufficient to conduct our operations.

Item 3. Legal Proceedings

On September 15, 2016, the Company received a subpoena from the SEC and in December 2017, the Company’s Chief Executive Officer and President received a subpoena from the SEC, requesting information, including but not limited to, with respect to the company’s communications with certain individuals and entities, the issuance of Company stock, and Company press releases. The time period covered by the subpoenas was January 1, 2013 through the date of issuance of the subpoenas. The Company responded to the subpoenas and cooperated with the SEC and its staff in a timely manner.

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

In November 2018, the Company’s board received a shareholder demand letter dated November 6, 2018, from shareholders Nicholas Fulton and Kelsey Thacker (the “Fulton Demand”). The Fulton Demand referenced the SEC Action (defined below) and the allegations therein, and demanded that the board take action to investigate, address and remedy the allegations raised in the SEC Action. The Company’s counsel has communicated with counsel for the shareholders, advising them concerning the existence and status of the 2018 Securities Class Actions (defined below), the Ojha Derivative Action, and the Thomas Derivative Action (defined below), and counsel continue to communicate concerning the details.

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

On February 14, 2020, the parties to the Ojha Derivative Action and the Thomas Derivative Action entered into a binding settlement term sheet setting forth the essential terms of a settlement agreement. The terms provide for certain corporate governance reforms to be implemented by the Company, a cash payment to the Company by or on behalf of various individual defendants, and a payment of attorneys’ fees to counsel for plaintiffs, together with dismissal of the actions and the exchange of releases. The settlement is subject to the parties’ agreement to final settlement documentation which all parties have agreed to cooperate to prepare and execute, and to court approval.

On September 7, 2018, the SEC commenced a legal action in the United States District Court for the Southern District of New York (the “SEC Action”) which asserts civil charges against multiple individuals and entities who are alleged to have violated the securities laws by engaging in pump-and-dump schemes in connection with certain microcap stocks and three companies that are not identified by name in the SEC Action. The Company is one of the three unidentified companies but is not named as a defendant. However, the SEC named as defendants Robert Ladd, the Company’s Chief Executive Officer and President, as well as certain individuals alleged to have participated in the schemes while they were stockholders in the Company, among others. The SEC filed an amended complaint in the SEC Action on March 8, 2019. The SEC filed a second amended complaint in the SEC Action on March 16, 2020 asserting additional civil charges against Robert Ladd. The Company, through its counsel, is monitoring the progress of the SEC Action and has responded to a third-party document subpoena served on it by the SEC in the matter.

In September 2018 and October 2018, various shareholders of the Company filed putative class action lawsuits against the Company, its Chief Executive Officer and certain of its individual officers and shareholders, alleging violations of federal securities laws and seeking damages (the “2018 Securities Class Actions”). The 2018 Securities Class Action followed and referenced the allegations made against the Company’s Chief Executive Officer and others in the SEC Action. The first putative class action lawsuit was filed on September 28, 2018, in the United States District Court for the District of New Jersey, and alleges that the named defendants engaged in a pump-and-dump scheme to artificially inflate the price of the Company’s stock and that, as a result, defendants’ statements about the Company’s business and prospects were materially false and misleading and/or lacked a reasonable basis at relevant times. The second putative class action was filed on October 9, 2018, in the United States District Court for the Southern District of New York and makes similar allegations.

On May 28, 2019, the parties to the 2018 Securities Class Actions entered into a binding settlement term sheet, and on September 24, 2019, the parties entered into a stipulation of settlement. On August 7, 2019, the lead plaintiff in the first class action filed a notice and order of voluntary dismissal with prejudice, and on October 11, 2019, the lead plaintiff in the second class action filed in the federal court in New York an unopposed motion for preliminary approval of the proposed class action settlement. On December 17, 2019, the court issued an order granting preliminary approval of the settlement. A hearing on final approval of the settlement has been scheduled for May 27, 2020.

On August 28, 2019, a shareholder derivative action was filed by shareholder Tyler Tomczak against the Company and certain of its directors, officers and shareholders in the United States District Court for the Southern District of New York, alleging breach of fiduciary duties, waste and unjust enrichment and seeking declaratory relief and damages (the “Tomczak Derivative Action”). The underlying allegations in the Tomczak Derivative Action largely repeat the allegations of wrongdoing in the 2018 Securities Class Actions.

On September 11, 2019, a shareholder derivative action was filed by shareholder Arthur Aviles against the Company and certain of its directors, officers and shareholders in the United States District Court for the District of Delaware, alleging breach of fiduciary duties, waste and unjust enrichment and seeking declaratory relief and damages (the “Aviles Derivative Action”). The underlying allegations in the Aviles Derivative Action largely repeat the allegations of wrongdoing in the 2018 Securities Class Actions.

On February 12, 2020, the parties to the Tomczak Derivative Action and the Aviles Derivative Action entered into a binding settlement term sheet setting forth the essential terms of a settlement agreement. The terms provide for a certain corporate governance reform to be implemented by the Company (in addition to the reforms agreed to in the settlement of the Ojha Derivative Action and the Thomas Derivative Action) a cash payment to plaintiffs, and a payment of attorneys’ fees to counsel for plaintiffs, together with dismissal of the actions and the exchange of releases. The settlement is subject to the parties’ agreement to final settlement documentation which all parties have agreed to cooperate to prepare and execute, and to court approval.

On October 31, 2019, the Company, and its current officers and directors, received subpoenas from the SEC requesting information, including but not limited to, with respect to risk factors contained in certain of the Company’s filings with the SEC, any investigations by any government agency into Robert B. Ladd and certain other matters related to the Company’s securities. The time period covered by the subpoenas is January 1, 2019 through the date of issuance of the subpoenas. The Company and its officers and directors cooperated with the SEC’s request. The Company is unable to predict, what action, if any, might be taken in the future by the SEC or any other governmental authority as a result of the subpoenas.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer’s Purchases Of Equity Securities

Market Information

Our common stock is traded on the OTC QB tier of OTC Markets LLC under the symbol “MGTI.”

Holders

On March 30, 2020, the Company’s common stock closed on the OTC QB tier of OTC Markets LLC at $0.02 per share and there were 363 stockholders of record.

Dividends

The Company has never declared or paid cash dividends on its common stock and has no intention to do so in the foreseeable future.

Unregistered sales of equity securities

On February 12, 2020 and March 16, 2020, the Company issued 15,037,594 and 17,709,563 shares of common stock to Iliad Research and Trading, L.P. in connection with the conversion of $200 and $150 of outstanding principal.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Current Operations

Following a review of its Bitcoin mining operations in early 2019, we determined to consolidate our activities in Company-owned and managed facilities. Central to this strategy was the purchase of land in LaFayette, GA and the entry into a favorable contract for electricity in the second quarter of 2019. Located adjacent to a utility substation, the several acre property has access to over 20 megawatts (MW) of low-cost power.

We began Bitcoin mining at our LaFayette facility in late September 2019 on a trial basis, and on January 31, 2020, we announced we are operating 1,500 new generation Bitcoin miners collectively rated at approximately 80 Ph/s at the facility. All miners were purchased from Bitmain. The total electrical load at this production level is estimated at slightly under 4.0 MW.

Our miners are housed in five modified shipping containers including two manufactured by Bit5ive LLC of Miami, Florida. As an early investor and design consultant, we receive a modest royalty participation in all sales of Pod5ive Containers. Phase I of the LaFayette site is structurally complete and awaiting final grading and landscaping. The entire facility, including the land, five 2500 KVA 3-phase transformers, the mining containers and the miners, are owned by us. As we are presently using only one-third of the available electrical load, we are exploring ways to grow our current operations.

Former Operations

Prior to establishing our Company-owned and managed facility, we conducted our Bitcoin mining operations through third-party hosting arrangements. We also entered into management agreements with third party investors whereby the investors purchased the mining hardware, and we received both a fee to manage the mining operations plus one-half of the net operating profit.

Towards the end of 2017, we made the decision to move its principal mining operations to northern Sweden, a geographic location with historically low ambient temperatures and available inexpensive electricity. We entered into a hosting agreement (the “Hosting Agreement”) with Beacon Leasing LLC (“Beacon”), pursuant to which Beacon agreed to deliver a turn-key solution in northern Sweden with up to 15 megawatts of electricity capacity, which included a facility with power, cooling, and hosting services for a fixed price of $810 per month. The facility in Sweden was owned by the city of Älvsbyn and leased by a subsidiary of Beacon. Beacon committed to provide a fully functional facility by the end of March 2018. The Hosting Agreement required us to pay $1,620 to Beacon, representing the first and last month of service. During the first quarter of 2018, we took delivery of an additional 2,000 Bitcoin mining machines in Sweden and moved 4,300 machines (including 2,100 investor-owned machines) from Washington to Sweden.

Beacon failed to deliver the fully built out facility and necessary power supply levels required by MGT by the end of March 2018. During the first and second quarters of 2018, MGT personnel traveled to Sweden to assist Beacon with getting the facility up and running, advanced additional funding, and became involved in the design and setup of the Sweden facility due to concern that Beacon may have overstated its construction abilities and financial capacity.

Beginning in late May 2018, we took steps to gain direct operating control of the Swedish facility to protect our assets and maximize capacity as quickly as possible. Through June 2018, we recorded restructuring expense of $2,499, which included the write-off of the unamortized balance of the initial deposit paid to Beacon in the amount of $1,350 and $1,149 for additional costs paid by us to service providers and vendors engaged to complete the facility. These additional costs consisted of $893 in costs to bring the electricity provider current and set up more transformers, and $256 in additional operating costs. The cost of services provided after we took over full direct operational control of the facility are included in cost of revenue and general and administrative expenses in our consolidated statements of operations.

In September 2018, we deciding to forgo any further monetary investment in Sweden and relocated all miners located in Sweden to third-party hosting facilities in Colorado and Ohio. Because the price of Bitcoin steadily decreased during 2018 and throughout the first quarter of 2019, we decided it was not economically responsible to continue mining operations until Bitcoin economics improved, which occurred in May 2019.

On March 22, 2019, we entered into a settlement agreement to terminate our initial hosting agreement in Washington and conveyed ownership of our onsite mining assets for full satisfaction of $77 in outstanding hosting service fees. In August and September 2019, we terminated our management agreements with third party investors and in December 2019, terminated its hosting arrangements in Colorado and Ohio.

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

Revenue recognition

Our primary revenue stream is related to the mining of digital currencies. We derive our revenue by solving “blocks” to be added to the blockchain and providing transaction verification services within the digital currency network of Bitcoin, commonly termed “cryptocurrency mining.” In consideration for these services, we receive digital currency (“Coins”). The Coins are recorded as revenue, using the average spot price of Bitcoin on the date of receipt. The Coins are recorded on the balance sheet as an intangible digital asset valued at the lower of cost or net realizable value. Net realizable value adjustments, to adjust the value of Coins to market value, is included in cost of revenue on our consolidated statement of operations. Further, any gain or loss on the sale of Coins would be recorded to costs of revenue. Costs of revenue include hosting fees, equipment and infrastructure depreciation, net realizable value adjustments, and electricity costs.

We also recognized revenue from our management agreements through their termination in August and September 2019. We received a fee from each management agreement based on the amount of Bitcoin mined, half of profits and were reimbursed for any electricity costs incurred to run the Bitcoin mining machines they managed in their facilities. Additionally, we had machines located in hosted facilities in Ohio and Colorado. We received an allocation of profits from these facilities. We terminated both hosting arrangements in December 2019.

We also recognize a royalty participation upon the sale of modified shipping containers manufactured by Bit5ive LLC of Miami, Florida under the terms of a collaboration agreement entered in August 2018.

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

In connection with our plans to consolidate our activities in Company-owned and managed facilities, we entered into agreements to acquire Bitcoin mining machines and containers to house the mining machines requiring upfront deposits. Deposits on such purchases are classified as Other Assets. Upon delivery, installation and full payment, the assets are then classified as property and equipment on the consolidated balance sheet.

Stock–based compensation

We recognize compensation expense for all equity–based payments in accordance with Accounting Standards Codification (“ASC”) 718 “Compensation – Stock Compensation”. Under fair value recognition provisions, the Company recognizes equity–based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

Restricted stock awards are granted at the discretion of the compensation committee of the board of directors of the Company (the “Board”). These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically over a 12 to 24 month period (vesting on a straight–line basis). The fair value of a stock award is equal to the fair market value of a share of the Company’s Common Stock on the grant date.

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

We account for share–based payments granted to non–employees in accordance with ASC 505–50, “Equity Based Payments to Non–Employees”. We determine the fair value of the stock–based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily determinable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Impairment

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

Results of operations

Years ended December 31, 2019 and 2018

Revenues

Our revenues for the year ended December 31, 2019 decreased by $1,580, or 78%, to $450 as compared to $2,030 for the year ended December 31, 2018. Our revenue is primarily derived from cryptocurrency mining which totaled $406 during 2019. All revenue in 2018 was derived from cryptocurrency mining. The decrease in revenues is a result of our decision to not operate most of our miners for the first five months of 2019 due to the unfavorable economics of mining Bitcoin, the negative factors related to the lower price of Bitcoin and the increased difficulty rate. The decrease in revenues is also a result of the Company’s initiative to consolidate its activities in Company-owned and managed facilities, requiring a reduction in operations at our third-party hosting facilities in Colorado Springs, CO and Coshocton, Ohio. Both of these hosting arrangements were terminated in December 2019.

The Company is also entitled to a royalty from the sale of POD5 mining containers manufactured and sold by Bit5ive, LLC. During 2019, the Company recognized $44 in royalties under this agreement. No royalties were recognized in 2018.

Operating Expenses

Operating expenses for the year ended December 31, 2019 decreased by $18,002, or 69%, to $7,951 as compared to $25,953 for the year ended December 31, 2018. The decrease in operating expenses was primarily due to lower general and administrative expenses of $5,439, a decrease of $3,681 in cost of sales from the reduction in cryptocurrency mining operations, and the absence in 2019 of the Sweden restructuring charge of $2,499 in 2018 and a decrease in fixed asset impairment charges of $6,281.

The decrease in general and administrative expenses of $5,439 or 42% to $7,377 as compared to $12,816 for the year ended December 31, 2018, was primarily due to lower stock-based compensation in the amount of $4,101, a decrease in payroll and related expenses of $623, a $2,042 decrease in administrative and travel costs related to the Company’s exit from Sweden, and lower consulting expenses of $170. The lower general and administrative costs in 2019 were offset by higher legal and professional fees of $295, an increase in costs related to build-out of the Company’s facility in Georgia of $655, and expenses related to the termination of the management and hosting agreements of $596.

Other Income and Expense

For the year ended December 31, 2019, non–operating income and expense consisted of accretion of debt discount of $5,605, partially offset by a gain on extinguishment of debt of $3,540, interest income of $10, a gain on sale of property and equipment of $599, and a change in the fair value of the liability associated with the termination of the management agreements of $176.

During the comparable period ended December 31, 2018, non–operating income and expenses consisted of a gain on extinguishment of debt of $1,875, offset by interest expense of $3, accretion of debt discount of $919, a warrant modification expense of $139, and a loss on disposal of investments and assets of $174.

Liquidity and capital resources

Sources of Liquidity

We have historically financed our business through the sale of debt and equity interests. We have incurred significant operating losses since inception and continue to generate losses from operations and as of December 31, 2019 have an accumulated deficit of $414,502. At December 31, 2019, our cash and cash equivalents were $216, and our working capital deficit was $649. As of December 31, 2019, we had one note payable outstanding with a principal amount of $929. During February and March of 2020, we converted $200 and $150 of debt principal into 15,037,594 and 17,709,563 shares of common stock, reducing the outstanding principal to $579.

In January 2020, management completed the initial phase of its plan to consolidate its activities in Company-owned and managed facilities, executing on its expansion model to secure low cost power and grow its cryptocurrency assets. In connection with this plan, the Company terminated its management agreements and its third-party hosting arrangements in 2019. The Company will need to raise additional funding to grow its operations and to pay current maturities of debt. There can be no assurance however that the Company will be able to raise additional capital when needed, or at terms deemed acceptable, if at all. The Company’s ability to raise additional capital will also be impacted by the volatility of Bitcoin and the recent outbreak of COVID-19, both which are highly uncertain, cannot be predicted and could have an adverse effect on the Company’s business and financial condition. Such factors raise substantial doubt about the Company’s ability to sustain operations for at least one year from the issuance of these consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The price of Bitcoin is volatile, and fluctuations are expected. Declines in the price of Bitcoin have had a negative impact in our operating results and liquidity and could harm the price of our Common Stock. Movements may be influenced by various factors, including, but not limited to, government regulation, security breaches experienced by service providers, as well as political and economic uncertainties around the world. Since we record revenue based on the price of earned Bitcoin and we may retain such Bitcoin as an asset or as payment for future expenses, the relative value of such revenues may fluctuate, as will the value of any Bitcoin we retain. The low and high exchange price per Bitcoin for the year ending December 31, 2019, as reported by Blockchain.info, were approximately $3 and $14 respectively. During the period January 1, 2020 through March 24, 2020, the price of Bitcoin remained volatile, with a high and low and high exchange price per Bitcoin of approximately $5 and $10, respectively.

The supply of Bitcoin is finite. Once 21 million Bitcoin are generated, the network will stop producing more. Currently, there are approximately 18 million Bitcoin in circulation, or 85% of the total supply of Bitcoin. Within the Bitcoin protocol is an event referred to as Halving where the Bitcoin reward provided upon mining a block is reduced by 50%. Halvings are scheduled to occur once every 210,000 blocks, or roughly every four years, until the maximum supply of 21 million Bitcoin is reached. The next Halving is expected to occur in May 2020, with a revised reward payout of 6.25 Bitcoin per block.

Given a stable hash rate, a Halving reduces the number of new Bitcoin being generated by the network. While the effect is to limit the supply of new coins, it has no impact on the quantity of total Bitcoin outstanding. As a result, the price of Bitcoin could rise or fall based on overall investor and consumer demand. Should the price of Bitcoin remain unchanged after the next Halving, the Company’s revenue would be reduced by 50%, with a much larger negative impact to profit.

The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19, or other public health epidemic poses the risk that we or our employees and our business partners may be prevented from conducting business activities at full capacity for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected which we conduct business with could disrupt our business. The COVID-19 outbreak and mitigation measures may also have an adverse impact on global economic conditions, which could have an adverse effect on our business and financial condition, including on our potential to conduct financings on terms acceptable to us, if at all. In addition, we may take temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees to work remotely and suspending all non-essential travel for our employees, which could negatively affect our business. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

Our primary source of operating funds has been through debt and equity financing.

Equity Purchase Agreements

In August 2018, as amended in December 2018, we and Oasis Capital, LLC (“Oasis”) entered into an equity purchase agreement pursuant to which we issued and sold to Oasis from time to time 100,650,000 shares of our common stock for gross proceeds of $6,491, registered with the SEC under a Form S–3. On April 16, 2019, our registration statement on Form S–3 lost its effectiveness as the aggregate market value of our common stock held by non-affiliates was below the regulatory threshold of $75,000.

In June 2019, we entered into a new equity purchase agreement pursuant to which we may issue and sell to Oasis from time to time up to 76,558,643 shares of our common stock that are registered with the SEC under a Form S-1 that went effective on June 25, 2019. Through October 2019, 52,000,000 shares were issued and sold under this registration statement for net proceeds of $1,654. However, following the Company’s announcement on October 31, 2019 that our current officers and directors, received subpoenas from the SEC, Oasis has been unwilling to sell shares under the S-1. The subpoenas demand information with respect to risk factors contained in certain of our filings with the SEC, any investigations by any government agency into our Chief Executive Officer and certain other matters related to our securities. The time period covered by the subpoenas is January 1, 2019 through the date of issuance of the subpoenas.

Sale of Preferred Stock

On April 12, 2019, our Board of Directors approved the authorization of 200 shares of Series C Convertible Preferred Stock with a par value of $0.001 and a stated value of $10,000 per share (“Preferred Shares”). The holders of the Preferred Shares are not entitled to voting rights or to receive dividends. At any time prior to the one-year anniversary from the issuance date, the Company may redeem the Preferred Shares at 1.4 times the Stated Value, following which we may redeem the Preferred Shares at 1.2 times the Stated Value.

Each Preferred Share is convertible into shares of our common stock in an amount equal to the greater of: (a) 200,000 shares of common stock or (b) the amount derived by dividing the Stated Value by the product of 0.7 times the market price of our common stock, defined as the lowest trading price of our common stock during the ten day period preceding the conversion date. The holder may not convert any Preferred Shares if the total amount of shares, together with holdings of its affiliates, following a conversion shall exceed 9.99% of our common stock. The common shares issued upon conversion have been registered under our registration statement on Form S-3. On April 12, 2019 and July 15, 2019, we sold 190 Preferred Shares for $1,890 and 10 Preferred Shares for $100, respectively.

Sale of Common Stock

On April 12, 2019, we entered into a purchase agreement with an accredited investor whereby we sold 17,500,000 shares of our common stock for $525 pursuant to our registration statement on Form S-3. The holder of these shares is also the holder of an unsecured promissory note in the amount of $3,600 (the “June 2018 Note”) and an affiliate of the acquirer of 160 shares of the Preferred Shares of which 115 are issued and outstanding as of December 31, 2019.

Property & Equipment Acquisitions and Commitments

In connection with our plans to consolidate our activities in a Company-owned and managed facility in LaFayette, Georgia, we acquired the following assets during 2019 and through January 2020:

●	6 acres of land in Lafayette, Georgia for $57
●	1,500 Bitcoin miners valued at $2,313
●	Infrastructure costs totaling $771, including transformers and related equipment, land preparation, fencing, electrical contracting, permits, design and architectural fees
●	5 modified Bitcoin mining containers for $761

Phase I of the LaFayette site is structurally complete and awaiting final grading and landscaping. The entire facility, including the land, five 2500 KVA 3-phase transformers, the mining containers and the miners, are owned by MGT. As we are presently using only one-third of the available electrical load, we are exploring ways to grow our current operations.

	Years ended December 31,
	2019	2018
Cash (used in) / provided by
Operating activities	$(3,960)	$(8,763)
Investing activities	(3,314)	(6,507)
Financing activities	7,394	5,847
Net increase (decrease) in cash and cash equivalents	$120	$(9,423)

Cash Flows

Operating activities

Net cash used in operating activities was $3,960 for the year ended December 31, 2019 as compared to $8,763 for the year ended December 31, 2018. The amount in 2019 primarily consisted of a net loss of $8,781 offset by non-cash charges of $8,676 (including: stock-based compensation of $2,301, an impairment charge to the Company’s intangible cryptocurrency mining assets of $64, depreciation expense of $170, amortization of debt discount of $5,605, and costs associated with terminating management agreements and third-party hosting agreements of $536), and reduced by other non-cash items, including the gain from debt extinguishment of $3,540 and the change in the fair value of the liability associated with the termination of the management agreements of $176 , plus, gain from sale of property and equipment sales of $599, and a change in working capital excluding cash of $460.

Net cash used in operating activities was $8,763 for the year ended December 31, 2018. Cash used in operating activities for the year ended December 31, 2018 primarily consisted of a net loss of $23,283 offset by non-cash charges of $16,690 consisting of: stock-based compensation of $6,402, an impairment charge of $6,345 to the Company’s intangible cryptocurrency mining assets, depreciation expense of $3,291, amortization of debt discount of $919, loss on disposal of assets of $174, and a non-cash warrant modification expense of $139 partially offset by a gain on extinguishment of debt of $1,875, plus a change in working capital excluding cash of $875.

Investing activities

Net cash used in investing activities was $3,314 for the year ended December 31, 2019 as compared to net cash used in investing activities of $6,507 for the year ended December 31, 2018. The amount in 2019 consisted of purchases of property and equipment of $3,849 offset by proceeds from the sale of property and equipment of $535. For 2018, the Company used $6,994 to purchase property and equipment, offset by $427 in net proceeds from sale of property and equipment, and $60 from the sale of our cybersecurity assets.

Financing activities

During the year ended December 31, 2019, cash provided by financing activities totaled $7,394 which includes $4,983 in net proceeds from the sale of common stock under our equity purchase agreement, $525 in net proceeds from private placements of our common stock, $1,990 in net proceeds from private placements of our preferred stock, and $106 from the exercise and buyback of stock purchase warrants, partially offset by $210 from the repayments of notes payable.

During the year ended December 31, 2018, cash provided by financing activities totaled $5,847, which includes $5,200 from the net proceeds of notes payable, $1,309 from the sale of Common Stock under our equity purchase agreement, $80 from private placements of our Common Stock and $907 from the exercise of stock purchase warrants offset by $1,649 from the repayments of notes payable.

Off–balance sheet arrangements

As of December 31, 2019, we had no obligations, assets or liabilities which would be considered off–balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off–balance sheet arrangements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were effective as December 31, 2019.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer), we performed a complete documentation of the Company’s significant processes and key controls, and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting since the Company is a smaller reporting company under the rules of the SEC.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2019, documentation of significant processes and key controls supporting the Company’s internal control over financial reporting was completed, along with the related testing of controls. Material weaknesses previously reported by the Company were also remediated in the quarter ended December 31, 2019.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Position
Robert B. Ladd	61	President, Chief Executive Officer and Director

H. Robert Holmes	75	Chairman of the Board, Chairman of the Compensation and of the Nominating/Corporate Governance Committee, Audit Committee Member, Director
Michael Onghai	49	Chairman of the Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee Member, Independent Director
Robert S. Lowrey	59	Chief Financial Officer, Treasurer and Secretary

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

Robert B. Ladd joined the Company in December 2010 as a Director. He was named Interim President and CEO in February 2011, and appointed President and CEO in January 2012, positions held continuously with the exception of November 2016 through August 2017, a period during which Mr. Ladd was President. He also served as our Interim CFO from November 2015 through February 2018. On September 10, 2018, Mr. Ladd took a leave of absence from his positions as President and Chief Executive Office and was reappointed as President and Chief Executive Officer on May 1, 2019. Mr. Ladd is also the Managing Member of Laddcap Value Advisors, LLC, which serves as the investment manager for various private partnerships, including Laddcap Value Partners LP. Prior to forming his investment partnership in 2003, Mr. Ladd was a Managing Director at Neuberger Berman Group. Mr. Ladd is a former Director of InFocus Systems, Inc. (NASDAQ – INFS, 2007 to 2009), and served on the boards of Delcath Systems, Inc. (NASDAQ – DCTH, 2006–2012) and Pyxis Tankers (NASDAQ – PXS, 2016 – 2017). Mr. Ladd has earned his designation as a Chartered Financial Analyst (1986). Based on Mr. Ladd’s familiarity with the Company in serving as our Chief Executive Officer since 2011 and his overall background and experience as an executive in the financial industry, the Nominating and Corporate Governance Committee of the Board concluded that Mr. Ladd has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board.

H. Robert Holmes was elected as a director in May 2012 and served as Interim President and Chief Executive Officer from September 10, 2018 to May 1, 2019. From 2008 to 2012, Mr. Holmes has served on the board of Dejour Energies Inc. (NYSE–MKT: DEJ, 2008–2013). Mr. Holmes was the founder and general partner of Gilford Partners Hedge Fund. From 1980 to 1992, Mr. Holmes was the Co–Founder, and President of Gilford Securities, Inc. Previously, Mr. Holmes served in various positions with Paine Webber and Merrill Lynch. Mr. Holmes has served on the Board of Trustees North Central College in Naperville, II; Board of Trustees of Sacred Heart Schools, Chairman of Development Committee, in Chicago, IL; Board of Trustees of Crested Butte Academy where he was Chairman of Development Committee; and the Board of Trustees Mary Wood Country Day School, Rancho Mirage, CA. The Board believes that Mr. Holmes has the experience, qualifications, attributes and skills necessary to serve as a director because of his years of business experience and service as a director for many companies over his career.

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

Copies of the Code of Business Conduct and Ethics can be obtained, without charge by writing to the Corporate Secretary at MGT Capital Investments, Inc., 150 Fayetteville Street, Suite 1110, Raleigh, NC 27601, or through our corporate website at mgtci.com.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes Fiscal Years 2019 and 2018 compensation for services in all capacities of the Company’s named executive officers and other individuals:

Name	Principal Position	Year	Salary	Bonus	Stock awards (1)	All other compensation	Total compensation
Robert B. Ladd	President and Chief Executive Officer (2)	2019	$360	$-	$-	$-	$360
		2018	$350	$-	$1,116	$-	$1,466

H. Robert Holmes	Interim President and Chief Executive Officer (3)	2019	$125	$-	$-	$-	$125
		2018	$112	$-	$248	$-	$360

Robert S. Lowrey	Chief Financial Officer (4)	2019	$240	$-	$-	$-	$240
		2018	$200	$10	$1,655	$-	$1,875

Stephen Schaeffer	Chief Operating Officer (5)	2019	$183	$-	$-	$-	$183
		2018	$250	$100	$73	$-	$423

(1)	This column discloses the dollar amount of the aggregate grant date fair value of restricted stock granted in the year. The grant date fair value will vest and be expensed over a 24–month term.

(2)	Mr. Ladd was appointed Interim Chief Financial Officer on December 8, 2015, serving in such capacity until February 2018, and reappointed Chief Executive Officer on August 16, 2017. Mr. Ladd took a leave of absence as President and Chief Executive Officer on September 10, 2018 and was reappointed as President and Chief Executive Officer on May 1, 2019.

(3)

Mr. Holmes was appointed Interim Chief President and Chief Executive Officer from September 10, 2018 to May 1, 2019. Compensation for Mr. Holmes in 2019 included $75 in Director fees and $50 in salary. Compensation for Mr. Holmes in 2018 included $75 in Director fees and $37 in salary.

(4)	Mr. Lowrey was appointed Chief Financial Officer on March 1, 2018.

(5)	Mr. Schaeffer was appointed Chief Operating Officer on July 11, 2018. Mr. Schaeffer resigned his position on May 10, 2019 and received a payment of $100, net of appropriate payroll and withholding deductions.

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

From November 18, 2016 through August 15, 2017, Mr. Ladd relinquished his duties as Chief Executive Officer, while remaining President.

On April 1, 2018, the Company entered into an Amended and Restated Executive Employment Agreement (the “Employment Agreement”) with Mr. Ladd, which was executed on April 6, 2018. The Employment Agreement provides that Mr. Ladd has been reappointed as President and Chief Executive Officer of the Company for an initial term of two years. Mr. Ladd is entitled to receive an annualized base salary of $360 and is also eligible for a cash and/or equity bonus as the Compensation Committee may determine, from time to time, based on meeting performance objectives and bonus criteria to be mutually identified by Mr. Ladd and the Compensation Committee. In connection with the execution of the Employment Agreement, the Company issued to Mr. Ladd 600,000 shares of the Company’s restricted Common Stock, pursuant to the Company’s 2016 Stock Option Plan, vesting over a two-year period. On September 10, 2018 through May 1, 2019, Mr. Ladd took a leave of absence as an executive and officer of the Company in order to focus on allegations levied against him in an SEC complaint filed on September 7, 2018.

Robert S. Lowrey

On March 8, 2018, the Company entered into an employment agreement with Mr. Lowrey, effective March 1, 2018. Mr. Lowrey’s employment agreement provides that he has been appointed for an initial term of two years. Mr. Lowrey is entitled to receive an annualized base salary of $240,000. Mr. Lowrey also received a one-time signing bonus of $10,000. Mr. Lowrey is also eligible for a cash and/or equity bonus as the Compensation Committee may determine, from time to time, based on meeting performance objectives and bonus criteria to be mutually identified by Mr. Lowrey and the Compensation Committee. In connection with the execution of his employment agreement, the Company issued to Mr. Lowrey 750,000 shares of the Company’s restricted Common Stock, pursuant to the Company’s 2016 Stock Option Plan, one-third of which vested on March 8, 2019, one-third of which shall vest on September 8, 2019, and one-third of which shall vest on March 8, 2020. On August 1, 2018, the Company issued Mr. Lowrey 250,000 shares of the Company’s Common Stock, pursuant to the Company’s 2016 Stock Option Plan, one-third of which vested on January 31, 2019, one-third of which vested on July 31, 2019, and one-third of which vested on January 1, 2020. This employment agreement expired on February 28, 2020. Mr. Lowrey remains an at will employee with the same title, responsibilities, compensation and benefits. In addition, Mr. Lowrey received a bonus of $20,000 in January 2020 and shall be entitled to receive an additional $20,000 bonus in connection with the filing of the Company’s Form 10-Q for the quarter ended March 31, 2020.

Outstanding Equity Awards at December 31, 2019

Outstanding Stock Awards at Fiscal Year-End for 2019

Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Robert B. Ladd	200,000	$4	-	-
Robert Lowrey	333,333	6	-	-

Director Compensation

The following table sets forth the compensation of persons who served as a member of our Board of Directors during all or part of 2019, other than Robert B. Ladd, who is not compensated separately for Board service, and H. Robert Holmes whose compensation is discussed under “Executive Compensation”.

Name	Fees Earned Or Paid in Cash	Stock Awards	All Other Compensation	Total
Michael Onghai	$50	$-	$–	$50

Directors are reimbursed for their out–of–pocket expenses incurred in connection with the performance of Board duties.

Independent Director Compensation

In 2018, the Company changed its cash compensation policy for independent directors. Each independent director will receive annual compensation of $50. The Chairman of the Board will receive an additional $25.

Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters

Security Owner of Certain Beneficial Owners

The following table sets forth certain information regarding beneficial ownership and voting power of the Common Stock as of March 30, 2020, of:

●	each person serving as a director, a nominee for director, or executive officer of the Company;

●	all executive officers and directors of the Company as a group; and

●	all persons who, to our knowledge, beneficially own more than five percent of the Common Stock.

“Beneficial ownership” here means direct or indirect voting or investment power over outstanding stock and stock which a person has the right to acquire now or within 60 days after March 30, 2020. See the accompanying footnotes to the tables below for more detailed explanations of the holdings. Except as noted, to our knowledge, the persons named in the tables beneficially own and have sole voting and investment power over all shares listed.

Percentage beneficially owned is based upon 446,448,445 shares of Common Stock issued and outstanding as of March 30, 2020.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	[Percentage of Beneficial Ownership]
Current Directors and Officers:
Robert B. Ladd (2)	1,773,334	0.40%
Robert S. Lowrey	1,000,000	0.22%
H. Robert Holmes	702,819	0.16%
Michael Onghai	586,000	0.13%
All directors and executive officers (4 persons)	4,502,153	0.91%
5% Stockholders
Iliad Research & Trading, L.P. (3)	44,588,910	9.99%

(1)	Unless otherwise noted, the addresses for the above persons are in care of the Company at 105 Fayetteville Street, Suite 1110, Raleigh, NC 27601.

(2)	Includes 200,000 shares of restricted stock of which vest on April 1, 2020, subject to the terms of Mr. Ladd’s employment agreement, as amended.

(3)	Includes 39,488,910 common shares owned by Iliad Management, LLC, Fife Trading, Inc. and John M. Fife (collectively, the “Iliad Stockholders”) on March 15, 2020. The address of each of the Iliad Stockholders is 303 East Wacker Drive, Suite 1040, Chicago, IL 60601. Also includes 5,100,000 common shares issuable pursuant to: (a) a convertible note held by Iliad Research & Trading, L.P. and/or (b) shares of Series C convertible preferred stock owned by Chicago Venture Partners, L.P., an affiliate of the Iliad Stockholders (collectively, the “Convertible Securities”). Additional shares of common stock are issuable pursuant to the Convertible Securities, however based on the underlying terms of the Convertible Securities, the Iliad Stockholders are limited to owning 9.99% of the Company’s outstanding common shares.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information on our equity compensation plans as of December 31, 2019:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted–average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1) (2)	6,000,000	$0.71	5,102,586
Equity compensation plans not approved by security holders	–	–	–
Total	6,000,000	$0.71	5,102,586

(1)	On December 31, 2015, the Company’s stockholders approved an increase of the number of shares of Common Stock issuable under the Company’s 2012 Stock Incentive Plan to 3,000,000 shares. As of December 31, 2018, the Company’s 2012 Stock Incentive Plan expired.

(2)	On September 8, 2016, the Company’s stockholders approved the MGT Capital Investments, Inc. 2016 Equity Incentive Plan. The Company received approval to issue 6,000,000 options and 2,000,000 restricted stock under the Plan to certain officers of the Company. The maximum number of shares of Common Stock that may be issued under the 2016 Plan shall initially be 18,000,000. As of December 31, 2019, the Company has issued 6,000,000 options and 4,250,000 shares under this plan. The 6,000,000 options expired in their entirety on January 31, 2020.

Item 13. Certain Relationships and Related Transactions and Director Independence

The Company was a party to a consulting agreement with Future Tense Secure Systems (“FTS”), pursuant to which FTS provided advice, consultation, information and services to the Company including assistance with executive management, business and product development and potential acquisitions or related transactions. Janice Dyson, wife of John McAfee, the Company’s former Chief Cybersecurity Visionary, was the sole director of FTS and owned 33% of the outstanding common shares of FTS through the termination of our agreement with FTS on January 26, 2018. During the year ended December 31, 2018, the Company recorded consulting fees of $137 to FTS for such services. As of December 31, 2018, the Company owed $0 to FTS.

Director Independence

Michael Onghai is considered independent under Section 803A of NYSE MKT rules.

Item 14. Principal Accountant Fees and Services

Effective January 5, 2017, RBSM LLP became our current independent auditor. The following is a summary of the fees billed by our independent auditors for professional services rendered for the fiscal years ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019	2018
Audit fees	$262	$269
Tax fees	–	–
Audit-related fees	18	15
Other fees	–	–
	$280	$284

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

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of MGT Capital Investments, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on April 16, 2019).

3.2	Amended and Restated Bylaws of MGT Capital Investments, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 30, 2014).

4.1	Certificate of Designation of 12% Series B Preferred Stock of MGT Capital Investments, Inc., filed with the Delaware Secretary of State on January 11, 2019 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on January 14, 2019).

4.2	Certificate of Designation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 18, 2019).

4.3	Description of MGT Capital Investment, Inc.’s Securities.*

10.11	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 24, 2017).

10.12	Form of Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 24, 2017).

10.13	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 24, 2017).

10.14	Security Agreement, dated as of May 18, 2017, by MGT Mining One, Inc., in favor of Iliad Research and Trading, L.P. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on May 24, 2017).

10.15	Securities Purchase Agreement, dated as of August 18, 2017, by and among MGT Capital Investments, Inc., MGT Mining Two, Inc., and UAHC Ventures LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 28, 2017).

10.16	Form of the Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 28, 2017).

10.17	Form of the Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 28, 2017).

10.18	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 16, 2017).

10.19	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 21, 2017).

10.20	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on December 21, 2017).

10.21	Executive Employment Agreement, by and between MGT Capital Investments, Inc. and Robert S. Lowrey, effective as of March 8, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 9, 2018).

10.22	Employment Agreement, by and between MGT Capital Investments, Inc. and Robert Ladd, dated as of April 1, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 12, 2018).

10.23	Securities Purchase Agreement, dated as of May 23, 2018, by and among MGT Capital Investments, Inc. and Gemini Special Opportunities Fund, LP and Black Mountain Equities, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 25, 2018).

10.24	Promissory Note in favor of Gemini Special Opportunities Fund, LP dated May 23, 2018 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 25, 2018).

10.25	Promissory Note in favor of Black Mountain Equities, Inc. dated May 23, 2018 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 25, 2018).

10.26	Note Purchase Agreement, dated as of June 1, 2018, by and between MGT Capital Investments, Inc. and Iliad Research and Trading, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 7, 2018).

10.27	Promissory Note, dated as of June 1, 2018 by MGT Capital Investments, Inc., in favor of Iliad Research and Trading, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 7, 2018).

10.28	Second Amendment to the Promissory Note, dated as of December 10, 2018, by and between MGT Capital Investments, Inc. and Iliad Research and Trading, L.P. (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed with the SEC on April 16, 2019).

10.29	Equity Purchase Agreement dated as of August 30, 2018, by and between MGT Capital Investments, Inc. and L2 Capital, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 30, 2018).

10.30	Amendment to the Equity Purchase Agreement, dated as of November 30, 2018, by and between MGT Capital Investments, Inc. and L2 Capital, LLC (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K filed with the SEC on April 16, 2019).

10.31	Registration Rights Agreement by and between MGT Capital Investments, Inc. and L2 Capital, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 30, 2018).

10.32	Data Mining Facility Leasing Agreement, dated as of October 23, 2018, by and between MGT Capital Investments, Inc. and 3G Venture LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 29, 2018).

10.33	Form of Securities Purchase Agreement, dated as of January 11, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 14, 2019).

10.34	Form of Promissory Note, dated January 11, 2019 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 14, 2019).

10.35	Form of Rescission and Cancellation Agreement, dated January 22, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 24, 2019).

10.36	Common Stock Purchase Agreement dated April 12, 2019, between Iliad Research and Trading, L.P. and MGT Capital Investments, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 18, 2019).

10.37	Preferred Stock Purchase Agreement dated April 12, 2019, between Iliad Research and Trading, L.P. and MGT Capital Investments, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 18, 2019).

10.38	Agreement, effective as of May 1, 2019, by and among MGT Capital Investments, Inc., N 4th Street LLC, and Bit5ive LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 15, 2019).

10.39	Resignation and Release Agreement, dated May 13, 2019, by and between Stephen Schaeffer and MGT Capital Investments, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 15, 2019).

10.40	Equity Purchase Agreement, dated June 3, 2019, between MGT Capital Investments, Inc. and Oasis Capital, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 4, 2019).

10.41	Registration Rights Agreement, dated June 3, 2019, between MGT Capital Investments, Inc. and Oasis Capital, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 4, 2019).

10.42	Purchase Agreement, dated July 15, 2019, by and between MGT Capital Investments, Inc. and Bitmaintech Pte. Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 18, 2019).

10.43	Settlement Agreement, dated August 31, 2019, between MGT Capital Investments, Inc. and BDLM, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019).

10.44	Settlement Agreement, dated August 31, 2019, between MGT Capital Investments, Inc. and Deep South Mining, LLC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019).

10.45	Fifth Amendment to the Promissory Note dated June 1, 2018, between MGT Capital Investments, Inc. and Iliad Research and Trading, L.P.*

21.1	Subsidiaries*
23.1	Consent of independent registered public accountant.*

31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer*

31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial and Accounting Officer*

32	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer, Principal Financial and Accounting Officer*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT CAPITAL INVESTMENTS, INC
March 30, 2020

	By:	/s/ Robert B. Ladd
Robert B. Ladd
President (Principal Executive Officer)

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert B. Ladd	President, Chief Executive Officer and Director	March 30, 2020
Robert B. Ladd	(Principal Executive Officer)

/s/ H. Robert Holmes	Director	March 30, 2020
H. Robert Holmes

/s/ Michael Onghai	Director	March 30, 2020
Michael Onghai

/s/ Robert S. Lowrey	Chief Financial Officer	March 30, 2020
Robert S. Lowrey	(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of

MGT Capital Investments, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MGT Capital Investments, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for each of the years in the two year period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principles

As discussed in Note 3 and 6 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2019, using the modified retrospective approach.

The Company's Ability to Continue as a Going Concern

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

March 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per-share amounts)

	As of December 31,
	2019	2018

Assets
Current assets
Cash and cash equivalents	$216	$96
Prepaid expenses and other current assets	125	193
Intangible digital assets	18	30
Total current assets	359	319

Non-current assets
Property and equipment, at cost, net	3,536	-
Right of use asset, operating lease, net of accumulated amortization	78	-
Other assets	321	204
Total assets	$4,294	$523

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$795	$537
Accrued expenses and other payables	26	10
Notes payable, net of discount	52	1,285
Management agreement termination liability	116	-
Operating lease liability	19	-
Total current liabilities	1,008	1,832

Non-current liabilities
Operating lease liability	59	-
Total liabilities	$1,067	$1,832

Commitments and Contingencies (Note 9)

Stockholders’ Equity (Deficit)
Undesignated preferred stock, $0.001 par value, 8,489,800 and 8,500,000 shares authorized at December 31, 2019 and 2018, respectively. No shares issued and outstanding at December 31, 2019 and 2018	-	-
Series B preferred stock, $0.001 par value, 10,000 and 0 shares authorized at December 31, 2019 and 2018, respectively. No shares issued or outstanding at December 31, 2019 and 2018.	-	-
Series C convertible preferred stock, $0.001 par value, 200 and 0 shares authorized at December 31, 2019 and 2018, respectively. 115 and 0 shares issued and outstanding at December 31, 2019 and 2018, respectively	-	-
Common stock, $0.001 par value; 2,500,000,000 shares authorized; 413,701,289 and 111,079,683 shares issued and outstanding at December 31, 2019 and 2018, respectively.	414	111
Additional paid-in capital	417,315	403,299
Accumulated deficit	(414,502)	(404,719)
Total stockholders’ equity (deficit)	3,227	(1,309)

Total Liabilities and Stockholders’ Equity (Deficit)	$4,294	$523

The accompanying notes are an integral part of these consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share amounts)

	For the Years Ended December 31,
	2019	2018

Revenue	$450	$2,030

Operating expenses
Cost of revenue	510	4,191
General and administrative	7,377	12,816
Restructuring charge	-	2,499
Impairment of property and equipment	64	6,345
Sales and marketing	-	55
Research and development	-	47
Total operating expenses	7,951	25,953

Operating loss	(7,501)	(23,923)

Other non-operating income (expense)
Interest income (expense)	10	(3)
Change in fair value of liability	176	-
Accretion of debt discount	(5,605)	(919)
Warrant modification expense	-	(139)
Loss on sale of cybersecurity assets	-	(127)
Gain (loss) on sale of property and equipment	599	(47)
Gain on extinguishment of debt	3,540	1,875
Total other non-operating expense	(1,280)	640

Net loss	(8,781)	(23,283)

Deemed dividend	(1,005)	(2,514)

Net loss attributable to common stockholders	$(9,786)	$(25,797)

Per-share data
Basic and diluted loss per share	$(0.04)	$(0.35)

Weighted average number of common shares outstanding	257,122,569	73,056,223

The accompanying notes are an integral part of these consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Dollars in thousands, except per-share amounts)

					Additional		Total (Deficit) Equity Attributable	Non-	Total Stockholders’
	Preferred Stock		Common Stock		Paid-	Accumulated	to MGT	controlling	(Deficit)
	Shares	Amount	Shares	Amount	In Capital	Deficit	Stockholders	interest	Equity
Balance at January 1, 2018	-	$-	58,963,009	$59	$390,736	$(378,900)	$11,895	$(22)	$11,873

Stock based compensation	-		2,860,000	3	4,354	-	4,357		4,357
Forfeiture of unvested restricted stock	-		(550,000)	(1)	(232)	-	(233)		(233)
Forfeiture of vested restricted stock	-		(1,966,666)	(2)	2	-	-		-
Stock issued for services	-		2,387,273	2	2,270	-	2,272		2,272
Stock issued for prior year notes payable conversion	-		3,381,816	3	(3)	-	-		-
Sale of stock in connection with private placement	-		200,000	-	80	-	80		80
Sale of stock in connection with equity purchase agreement	-		33,650,000	34	2,425	-	2,459		2,459
Issuance of common stock for prior year sale	-		2,000,000	2	(2)	-	-		-
Exercise of warrants	-		10,094,251	11	896	-	907		907
Stock issued in disposition of cybersecurity assets	-		60,000	-	120	-	120		120
Deemed dividend	-		-	-	2,514	(2,514)	-		-
Warrant modification expense	-		-	-	139	-	139		139
Reclassification of non-controlling interest to accumulated deficit	-		-	-	-	(22)	(22)	22	-
Net loss	-		-	-	-	(23,283)	(23,283)		(23,283)
Balance at December 31, 2018	-	$-	111,079,683	$111	$403,299	$(404,719)	$(1,309)	$-	$(1,309)

Stock issued for services	-	-	160,500	-	60	-	60	-	60
Stock based compensation - employee restricted stock	-	-	-	-	2,249	-	2,249	-	2,249
Sale of stock under equity purchase agreement	-	-	119,000,000	119	5,216	-	5,335	-	5,335
Stock sold in connection with registered direct placements	-	-	17,500,000	18	507	-	525	-	525
Sale of preferred stock	200	-	-	-	1,990	-	1,990	-	1,990
Common stock issued on conversion of notes payable	-	-	124,089,191	124	2,614	-	2,738	-	2,738
Conversion of preferred stock	(85)	-	27,605,667	28	(28)	-	-	-	-
Issuance of common stock for mining assets	-	-	10,250,000	10	301	-	311	-	311
Exercise of warrants	-	-	4,000,000	4	116	-	120	-	120
Warrant buy-back and cancellation	-	-	-	-	(14)	-	(14)	-	(14)
Cancellation of shares received from transfer agent	-	-	(83,752)	-	-	-	-	-	-
Deemed dividend	-	-	-	-	1,005	(1,005)	-	-	-
Cumulative effect adjustment related to ASU adoption	-	-	-	-	-	3	3	-	3
Issuance of stock based compensation - employee restricted stock	-	-	100,000	0	0	-	-	-	-
Net loss	-	-	-	-	-	(8,781)	(8,781)	-	(8,781)
Balance at December 31, 2019	115	$-	413,701,289	$414	$417,315	$(414,502)	$3,227	$-	$3,227

The accompanying notes are an integral part of these consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per-share amounts)

	For the Years Ended December 31,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(8,781)	$(23,283)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	170	3,291
(Gain) loss on sale of property and equipment	(599)	47
Termination of management agreements	536	-
Change in fair value of liability	(176)	-
Impairment of property and equipment	64	6,345
Stock-based compensation expense	2,301	6,402
Warrant modification expense	-	139
Extinguishment of note payable	(3,540)	(1,875)
Loss on sale of business unit	-	127
Amortization of note discount	5,605	919
Change in operating assets and liabilities
Prepaid expenses and other current assets	80	514
Intangible digital assets	12	18
Management agreement termination liability	(45)	-
Right of use asset	9	-
Operating lease liability	(6)	-
Other assets	66	(204)
Accounts payable	352	210
Accrued expenses	(8)	(1,413)
Net cash used in operating activities	(3,960)	(8,763)

Cash Flows From Investing Activities
Proceeds from sale of cybersecurity assets	-	60
Deposits on property and equipment	(203)	-
Purchase of property and equipment	(3,646)	(6,994)
Proceeds from sale of property and equipment	535	427
Net cash used in investing activities	(3,314)	(6,507)

Cash Flows From Financing Activities
Proceeds from sale of common stock	525	80
Payment of deferred offering costs	(70)	-
Proceeds from the issuance of notes payable, net of original issue discount	-	5,200
Proceeds from sale of stock under equity purchase agreement, net of issuance costs	5,053	1,309
Sale of preferred stock, net of issuance costs	1,990	-
Repayment of notes payable	(210)	(1,649)
Proceeds from exercise of warrants	120	907
Warrant Buybacks	(14)	-
Net cash provided by financing activities	7,394	5,847

Net change in cash and cash equivalents	120	(9,423)

Cash and cash equivalents, beginning of year	96	9,519

Cash and cash equivalents, end of year	$216	$96

The accompanying notes are an integral part of these consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per-share amounts)

	For the years ended December 31,
	2019	2018
Supplemental disclosure of cash flow information
Cash paid for interest	$3	$14

Cash paid for income tax	$-	$-

Non-cash investing and financing activities
Deemed dividend on warrant modification and beneficial conversion feature of preferred stock	$1,005	$-
Deemed dividend on trigger of down round provision	$-	$2,514
Cumulative effect adjustment related to ASU adoption	$3	$-
Conversion of notes payable into common stock	$2,738	$-
Repayment of note payable and interest through the issuance of shares under the equity purchase agreement	$354	$1,310
Acquisition of miners through common stock	$311	$-
Reclassification of NCI to accumulated deficit	$-	$22
Reclassification of deferred offering costs	$70	$160
Conversion of Series C convertible preferred stock into common stock	$28	$-

The accompanying notes are an integral part of these consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

Note 1. Organization and Basis of Presentation

Organization

MGT Capital Investments, Inc. (“MGT” or the “Company”) is a Delaware corporation, incorporated in 2000. MGT was originally incorporated in Utah in 1977. MGT was formerly comprised of the parent company and its wholly–owned subsidiaries MGT Cybersecurity, Inc., Medicsight, Inc., MGT Sports, Inc., MGT Studios, Inc., MGT Interactive, LLC, MGT Gaming, Inc., MGT Mining One, Inc., MGT Mining Two, Inc., and MGT Sweden AB. MGT Studios, Inc. also owned a controlling minority interest in the subsidiary M2P Americas, Inc. During the first quarter of 2019, the Company filed certificates of dissolution for all of its wholly owned subsidiaries except MGT Sweden AB. MGT’s corporate office is in Raleigh, North Carolina.

On February 27, 2019, the Company’s stockholders approved an increase in the Company’s authorized common shares from 125,000,000 to 2,500,000,000 and the Company filed an amendment to its Certificate of Incorporation with the state of Delaware to reflect this change.

On June 4, 2019, the Company filed a registration statement on Form S-1 covering up to 76,558,643 shares of common stock the Company may sell from time to time. On June 25, 2019, this registration statement was declared effective by the Securities and Exchange Commission (“SEC”). Through December 31, 2019, the Company sold 52,000,000 shares of its common stock under this registration statement for gross proceeds of $1,754.

Cryptocurrency mining

Current Operations

Following a review of its Bitcoin mining operations in early 2019, the Company determined to consolidate its activities in Company-owned and managed facilities. Central to this strategy was the purchase of land in LaFayette, GA and the entry into a favorable contract for electricity in the second quarter of 2019. Located adjacent to a utility substation, the several acre property has access to over 20 megawatts (MW) of low-cost power.

The Company began Bitcoin mining at its LaFayette facility in late September 2019 on a trial basis, and on January 31, 2020, the Company announced it is operating 1,500 new generation Bitcoin miners collectively rated at approximately 80 Ph/s at the facility. All miners were purchased from Bitmaintech Pte. Ltd., a Singapore limited company (“Bitmain”). The total electrical load at this production level is estimated at slightly under 4.0 MW.

The Company’s miners are housed in five modified shipping containers including two manufactured by Bit5ive LLC of Miami, Florida (“Pod5ive Containers”). As an early investor and design consultant, the Company receives a modest royalty participation in all sales of Pod5ive Containers. Phase I of the LaFayette site is structurally complete and awaiting final grading and landscaping. The entire facility, including the land, five 2500 KVA 3-phase transformers, the mining containers and the miners, are owned by MGT. As the Company is presently using only one-third of the available electrical load, it is exploring ways to grow its current operations.

Former Operations

Prior to establishing its Company-owned and managed facility, the Company conducted its Bitcoin mining operations through third-party hosting arrangements. The Company also entered into management agreements with third party investors whereby the investors purchased the mining hardware, and the Company received both a fee to manage the mining operations plus one-half of the net operating profit.

Towards the end of 2017, the Company made the decision to move its principal mining operations to northern Sweden, a geographic location with historically low ambient temperatures and available inexpensive electricity. The Company entered into a hosting agreement (the “Hosting Agreement”) with Beacon Leasing LLC (“Beacon”), pursuant to which Beacon agreed to deliver a turn-key solution in northern Sweden with up to 15 megawatts of electricity capacity, which included a facility with power, cooling, and hosting services for a fixed price of $810 per month. The facility in Sweden was owned by the city of Älvsbyn and leased by a subsidiary of Beacon. Beacon committed to provide a fully functional facility by the end of March 2018. The Hosting Agreement required the Company to pay $1,620 to Beacon, representing the first and last month of service. During the first quarter of 2018, the Company took delivery of an additional 2,000 Bitcoin mining machines in Sweden and moved 4,300 machines (including 2,100 investor-owned machines) from Washington to Sweden.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

Note 1. Organization and Basis of Presentation, continued

Beacon failed to deliver the fully built out facility and necessary power levels required by MGT by the end of March 2018. During the first and second quarters of 2018, MGT personnel traveled to Sweden to assist Beacon with getting the facility up and running, advanced additional funding, and became involved in the design and setup of the Sweden facility due to concern that Beacon may have overstated its construction abilities and financial capacity.

Beginning in late May 2018, the Company took steps to gain direct operating control to protect its assets and maximize capacity as quickly as possible. Through June of 2018, the Company recorded restructuring expense of $2,499, which included the write-off of the unamortized balance of the initial deposit paid to Beacon in the amount of $1,350 and $1,149 for additional costs paid by the Company to service providers and vendors engaged to complete the facility. These costs consisted of $893 in costs to bring the electricity provider current and set up more transformers, and $256 in additional operating costs. The cost of services provided after the Company took over full direct operational control of the facility are included in cost of revenue and general and administrative expenses in the Company’s consolidated statements of operations.

In September 2018, the Company deciding to forgo any further monetary investment in Sweden and relocated all miners located in Sweden to third-party hosting facilities in Colorado and Ohio. Because the price of Bitcoin steadily decreased during 2018 and throughout the first quarter of 2019, the Company decided it was not economically responsible to continue mining operations until Bitcoin economics improved, which occurred in May 2019.

On March 22, 2019, the Company entered into a settlement agreement to terminate its initial hosting agreement in Washington and conveyed ownership of its onsite mining assets for full satisfaction of $77 in outstanding hosting service fees. In August and September 2019, the Company terminated its management agreements with third party investors and in December 2019, terminated its hosting arrangements in Colorado and Ohio. See Note 9 for a further description of these termination agreements.

Legacy business – cybersecurity

In January 2018, the Company ended its business relationship with cybersecurity pioneer John McAfee. Since August 2017, Mr. McAfee had served as Chief Cybersecurity Visionary of the Company, guiding the development of the Company’s cybersecurity business, including Sentinel, an enterprise class network intrusion detector, released in October 2017. The Company also owned the intellectual property associated with developing and marketing a mobile phone with extensive privacy and anti-hacking features.

In March 2018, the Company sold its Sentinel product line to a new entity formed by the unit’s management team for consideration of $60 and a $1,000 promissory note, convertible into a 20% equity interest of the buyer. Due to the early stage nature of the buyer’s business, the Company believes the collection of the promissory note is doubtful and therefore determined the fair value to be zero. The Company recorded a loss on sale $127, comprised of $60 in cash proceeds, less $27 in assets sold, $40 in separation payments to former management, and $120 in common stock issued to former management.

Basis of presentation

The accompanying consolidated financial statements for the years ended December 31, 2019 and 2018 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”).

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

Note 2. Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2019, the Company had incurred significant operating losses since inception and continues to generate losses from operations. As of December 31, 2019, the Company had an accumulated deficit of $414,502.

Management’s plans include the consolidation of its activities in Company-owned and managed facilities, executing on its expansion model to secure low cost power and grow its cryptocurrency assets. The Company will need to raise additional funding to grow its operations and to pay current maturities of debt. There can be no assurance however that the Company will be able to raise additional capital when needed, or at terms deemed acceptable, if at all. The Company’s ability to raise additional capital will also be impacted by the volatility of Bitcoin and the recent outbreak of COVID-19, both which are highly uncertain, cannot be predicted and could have an adverse effect on the Company’s business and financial condition. Such factors raise substantial doubt about the Company’s ability to sustain operations for at least one year from the issuance of these consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3. Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of MGT and its subsidiaries. All intercompany transactions and balances have been eliminated.

Reclassification

Certain amounts in prior periods have been reclassified to conform to current period presentation. These reclassifications had no effect on the previously reported net loss.

Use of estimates and assumptions and critical accounting estimates and assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and also affect the amounts of revenues and expenses reported for each period. Actual results could differ from those which result from using such estimates. Management utilizes various other estimates, including but not limited to determining the estimated lives of long-lived assets, stock compensation, determining the potential impairment of long-lived assets, the fair value of warrants issued, the fair value of conversion features, the recognition of revenue, the valuation allowance for deferred tax assets and other legal claims and contingencies. The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period that they are determined to be necessary.

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

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

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

The effect on these revisions on the Company’s consolidated balance sheet as of December 31, 2018 is as follows:

	As previously reported at December 31, 2018	Adjustment	As revised at December 31, 2018
Notes payable, net of discount	$1,851	$(566)	$1,285
Total current liabilities	2,398	(566)	1,832
Total liabilities	2,398	(566)	1,832
Accumulated deficit	(405,285)	566	(404,719)
Total stockholders’ deficit	(1,875)	566	(1,309)
Gain on extinguishment of debt	1,295	580	1,875
Accretion of debt discount	(905)	(14)	(919)

Revenue recognition

The Company’s primary revenue stream is related to the mining of digital currencies. The Company derives its revenue by solving “blocks” to be added to the blockchain and providing transaction verification services within the digital currency network of Bitcoin, commonly termed “cryptocurrency mining.” In consideration for these services, the Company receives digital currency (“Coins”). The Coins are recorded as revenue, using the average spot price of Bitcoin on the date of receipt. The Coins are recorded on the balance sheet as an intangible digital asset valued at the lower of cost or net realizable value. Net realizable value adjustments, to adjust the value of Coins to market value, are included in cost of revenue on the Company’s consolidated statement of operations. Further, any gain or loss on the sale of Coins would be recorded to costs of revenue. Costs of revenue include hosting fees, equipment and infrastructure depreciation, net realizable value adjustments, and electricity costs.

The Company also recognized revenue from its management agreements through their termination in August and September 2019, as further described in Note 9. The Company received a fee from each management agreement based on the amount of Bitcoin mined, half of the profits and was reimbursed for any electricity costs incurred to run the Bitcoin mining machines it managed in its facilities.

Additionally, the Company had machines located in hosted facilities in Ohio and Colorado. The Company received an allocation of profits from these facilities, as further described in Note 9. The Company recorded the net amount of the Bitcoin received as revenue in its statement of operations.

The Company also recognizes a royalty participation upon the sale of Pod5ive Containers under the terms of a collaboration agreement entered in August 2018.

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

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

Note 3. Summary of Significant Accounting Policies, continued

In connection with the Company’s plans to consolidate its activities in Company-owned and managed facilities, the Company has entered into agreements to acquire Bitcoin mining machines and containers to house the mining machines requiring upfront deposits. Deposits on such purchases are classified as Other Assets. Upon delivery, installation and full payment, the assets are classified as property and equipment on the consolidated balance sheet.

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

Loss per share

Basic loss per share is calculated by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing the net loss attributable to common shareholders by the sum of the weighted average number of common shares outstanding plus potential dilutive common shares outstanding during the period. Potential dilutive securities, comprised of unvested restricted shares, convertible debt stock warrants, stock options, convertible debt and convertible preferred stock are not reflected in diluted net loss per share because such potential shares are anti–dilutive due to the Company’s net loss.

Accordingly, the computation of diluted loss per share for the year ended December 31, 2019 excludes 650,000 unvested restricted shares, 6,000,000 shares issuable under stock options, 78,050,084 shares issuable upon the conversion of convertible debt, and 96,638,655 shares under convertible preferred stock. The computation of diluted loss per share for the year ended December 31, 2018 excludes 3,455,000 unvested restricted shares, 6,000,000 shares issuable under stock options, 67,252,747 shares issuable upon conversion of convertible debt and 5,477,975 shares issuable under warrants.

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

Restricted stock awards are granted at the discretion of the compensation committee of the board of directors of the Company (the “Board of Directors”). These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically over a 12 to 24-month period (vesting on a straight–line basis). The fair value of a stock award is equal to the fair market value of a share of the Company’s common stock on the grant date.

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

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

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

Fair Value Measure and Disclosures

ASC 820 “Fair Value Measurements and Disclosures” provides the framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

Fair value is defined as an exit price, representing the amount that would be received upon the sale of an asset or payment to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1 Quoted prices in active markets for identical assets or liabilities.

●	Level 2 Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly.

●	Level 3 Significant unobservable inputs that cannot be corroborated by market data.

As of December 31, 2019, the Company had a Level 3 financial instrument related to the management agreement termination liability. Observable transactions are not available to aid in determining the fair value of the management agreement termination liability. Therefore, the fair value was determined based on the remaining payments which include two components that are based on market conditions, Bitcoin price and Difficulty, thus requiring the liability to be adjusted to fair value on a periodic basis. The fair value of Bitcoin price and Difficulty are obtained on quoted prices in active markets. Refer to Note 9 for additional information.

Gain (Loss) on Modification/Extinguishment of Debt

In accordance with ASC 470, a modification or an exchange of debt instruments that adds or eliminates a conversion option that was substantive at the date of the modification or exchange is considered a substantive change and is measured and accounted for as extinguishment of the original instrument along with the recognition of a gain or loss. Additionally, under ASC 470, a substantive modification of a debt instrument is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. A substantive modification is accounted for as an extinguishment of the original instrument along with the recognition of a gain or loss.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

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

Recently adopted accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 Leases which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases with terms greater than 12 months. In July 2018, the FASB issued ASU 2018-10 Leases, Codification Improvements and ASU 2018-11 Leases, Targeted Improvements, to provide additional guidance for the adoption of ASU 2016-02. ASU 2018-10 clarifies certain provisions and corrects unintended applications of the guidance such as the application of implicit rate, lessee reassessment of lease classification, and certain transition adjustments that should be recognized to earnings rather than to stockholders’ (deficit) equity. ASU 2018-11 provides an alternative transition method and practical expedient for separating contract components for the adoption of ASU 2016-02. ASU 2016-02, ASU 2018-10, ASU 2018-11, (collectively, “Topic 842”) are effective for fiscal years beginning after December 15, 2018, with early adoption permitted.

In January 2019, the Company adopted Topic 842 and made the following elections:

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

On January 1, 2019, the Company recorded a Right of Use Asset of $87, a corresponding Lease Liability of $84 and a corresponding cumulative adjustment to accumulated deficit of $3 in accordance with Topic 842. In December 2019, the Company entered into a new office lease and under the guidance of Topic 842, recorded a Right of Use Asset of $79, a corresponding Lease Liability of $79.

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents. The Company’s combined accounts were $216 and $96 as of December 31, 2019 and 2018, respectively. Since the FDIC’s insurance coverage is for combined account balances that exceed $250, there is no concentration of credit risks.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

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

Research and development

Research and development expenses were charged to operations as incurred. During the year ended December 31, 2018, the Company expensed $47 in research and development costs. No research and development costs were incurred in 2019.

Management’s evaluation of subsequent events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the review, other than what is described in Note 13 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Recent accounting pronouncements:

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

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

Note 4. Property, Plant, and Equipment and Other Assets

Property and equipment consisted of the following:	As of
	December 31, 2019	December 31, 2018
Land	$57	$-
Computer hardware and software	10	17
Bitcoin mining machines	2,313	-
Infrastructure	771	-
Containers	467	-

Property and equipment, gross	3,618	17
Less: Accumulated depreciation	(82)	(17)
Property and equipment, net	$3,536	$-

The Company recorded depreciation expense of $170 and $3,291 for the years ended December 31, 2019 and 2018, respectively.

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

During the year ended December 31, 2019, the Company recorded an impairment charge of $64 in connection with the termination of its hosting agreement in Ohio. See Note 9 for a further description of this termination.

During 2018, the Company sold Bitcoin machines with an aggregate book value of $474 for gross proceeds of $427 and recorded a loss on the sale of $47. During 2019, the Company sold Bitcoin machines with an aggregate net book value of $18 for gross proceeds of $535 and received a vendor credit of $82 upon the conveyance of miners that were fully depreciated, resulting in a net gain of $599.

Other Assets consisted of the following:	As of
	December 31, 2019	December 31, 2018
Deposits on containers	$203	$-
Security deposits	118	204
Other Assets	$321	$204

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

Note 4. Property, Plant, and Equipment and Other Assets, continued

During July 2019, the Company entered into a purchase agreement with Bitmain to purchase 1,100 Antminer-S-17 Bitcoin mining machines for an aggregate purchase price of approximately $2,770, subject to adjustments, with delivery in November 2019 to the Company’s facility in LaFayette, GA.

The Company paid a deposit of $1,385 in July 2019. Due to declining prices and price protection included in the purchase agreement, the Company was able to take ownership of about 1,100 S17 Pro miners with a further payment of $71,640 upon delivery in November 2019. The Company also acquired approximately 400 Bitcoin mining machines from Bitmain in November 2019, for a total of approximately 1,500 Bitcoin mining machines all located in the Company’s facility in LaFayette, GA. Once these Bitcoin mining machines were delivered and installed, the deposit was reclassified to property and equipment, and depreciation commenced over the 2-year estimated useful life using the straight-line method. All Bitcoin mining machines were placed in service during 2019, except approximately 600 which were placed in service in January 2020 upon delivery and installation of two additional containers.

During September 2019, the Company entered into an agreement to purchase two containers to house the Bitcoin mining machines and paid a deposit of $203. Full payment on these containers was made upon delivery and installation in January 2020, at which time the cost of containers was reclassified to property and equipment and depreciated over its estimated useful life of 5 years using the straight-line method.

Note 5. Notes Payable

May 2018 Notes

On May 23, 2018, the Company entered into a securities purchase agreement with two accredited investors, pursuant to which the Company issued $840 in unsecured promissory notes for aggregate consideration of $700 (the “May 2018 Notes”). The outstanding balance of the May 2018 Notes was to be made in nine equal monthly installments beginning July 23, 2018. The May 2018 Notes were scheduled to mature on March 23, 2019. Subject to the terms and conditions set forth in the May 2018 Notes, the Company could have prepaid all or any portion of the outstanding balance at any time without pre-payment penalty. Upon the occurrence of an event of default, the outstanding balance of the May 2018 Notes shall immediately increase to 120% of the outstanding balance immediately prior to the event of default and become immediately due and payable.

On November 9, 2018, the Company entered into an amendment of one of its May 2018 Notes to (a) forego the installment payments due on November 23, 2018, December 23, 2018, and January 23, 2019; and (b) extend the maturity date of the note to June 23, 2019. In exchange for the amendment, the Company paid the holder of the note $11.

On January 7, 2019, and again on March 28, 2019 the Company entered into amendments to one of the May 2018 Notes. Pursuant to the amendments, the borrower agreed to extend the maturity date of the note to July 15, 2019 and did not require the Company to make its monthly installment payments due from December 2018, through March 2019, provided that the Company makes all installment payments for the months thereafter beginning April 15, 2019. Installment payments were to be paid in cash unless the Company elected to make payments in shares of the Company’s common stock, in which case the number of shares to be issued would have been based on the lowest VWAP of the Company’s common stock during the preceding twenty trading days multiplied by 70%, or any lower price made available to any other holder of the Company’s securities. In consideration of these amendments, the Company incurred extension fees payable to the borrower of $121.

Because the January 2019 and March 2019 amendments were considered a substantive change, the Company accounted for the modifications as an extinguishment of debt and recorded a gain of $320.

On April 9, 2019, the Company entered an amendment to one of its May 2018 Notes to (a) forego the installment payments due on February 23, 2019 and March 23, 2019, (b) extend the maturity date of the note to August 15, 2019, and (c) include a substantial conversion feature allowing the debt holder, in its sole discretion, to have the right to convert the April 15, 2019 monthly payment, and each payment thereafter, into shares of the Company’s common stock. The number of shares issuable was based on the lower of: i) 70% of the lowest intra-day price of the Company’s common stock during the preceding twenty (20) trading days, or ii) any lower price that is made available to any other holder of the Company’s securities, whether by sale or conversion, on the date of a conversion notice. In exchange for the amendment, the Company compensated the holder of the note by increasing the outstanding principal due by $50. The Company accounted for this amendment as an extinguishment of debt and recorded a gain of $127.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

Note 5. Notes Payable, continued

On May 10, 2019, the original holders of the Company’s May 2018 Notes assigned and sold all notes to Oasis Capital, LLC (“Oasis Capital”). On the same date, the Company and Oasis Capital executed a letter agreement to amend the terms of the May 2018 Notes allowing Oasis Capital to convert the total outstanding principal amount of $421 into shares of the Company’s common stock, at a price equal to 70% of the lowest trading price during the 20 days preceding the conversion dates, or any lower price made available to any other holder of the Company’s securities. This amendment also eliminated the Company’s mandatory monthly amortization payments and extended the maturity of the May 2018 Notes until August 15, 2019. On May 15, 2019, the Company issued 10,568,087 shares of its common stock to Oasis Capital pursuant to the full conversion of the May 2018 Notes.

June 2018 Note

On June 1, 2018, the Company entered into a note purchase agreement with an accredited investor, pursuant to which the Company issued an unsecured promissory note in the amount of $3,600 (the “June 2018 Note”) for consideration of $3,000. The outstanding balance of the June 2018 Note was to be made in nine equal monthly installments beginning August 1, 2018. The June 2018 Note was scheduled to mature on April 1, 2019. Subject to the terms and conditions set forth in the June 2018 Note, the Company could have prepaid all or any portion of the outstanding balance at any time without pre-payment penalty. Upon the occurrence of an event of default, the outstanding balance of the June 2018 Note shall immediately increase to 120% of the outstanding balance immediately prior to the event of default and become immediately due and payable.

On October 24, 2018, the Company entered into first amendment to its June 2018 Note to (a) forego the installment payment due on November 1, 2018; (b) extend the maturity date of the note to May 1, 2019; and (c) increase the principal amount on the note by $48.

On December 10, 2018, the Company entered into second amendment to its June 2018 Note to (a) forego the installment payment due on December 1, 2018; (b) extend the maturity date of the note to July 1, 2019; and (c) increase the principal amount on the note by $245. In addition to the changes in the payment terms of the June 2018 Note described above, the holder has agreed to change the convertibility terms of the June 2018 Note from a non-convertible note to a convertible note. The holder may elect to be paid in cash (within three trading days of notification) or shares of the Company’s common stock. If the holder elects to be paid in shares, the Company may choose to pay such redemption amount in either cash or shares at its election. Because the December 2018 amendment was considered a substantive change, the Company must treat the modification as an extinguishment of debt and determine the gain or loss on the exchange of instruments. Based on the analysis performed, the Company determined that there was a gain on extinguishment of debt of $1,875 during the year ended December 31, 2018.

On January 28, 2019, the Company entered into the third amendment to the June 2018 Note. Pursuant to the amendment, the borrower agreed to extend the maturity date to October 1, 2019 and not require the Company to make its installment payment due under the Note Purchase Agreement during January, February, and March 2019. The Company and the borrower agreed the Company would pay all installment payments in cash unless both the Company and the borrower agreed to make payments in shares of the Company’s common stock, in which case the number of shares issuable would be based on the lowest intra-day trade price of the Company’s common stock during the preceding twenty trading days multiplied by 70%. In consideration of this amendment, the Company incurred an extension fee payable to the borrower of $527. The Company accounted for this amendment as an extinguishment of debt and recorded a gain of $991.

On May 10, 2019, the Company executed a letter agreement with the holder of the June 2018 Note to amend the terms of the June 2018 Note allowing the holder to covert the total outstanding principal amount of $3,159 into shares of the Company’s common stock, at a price equal to 70% of the lowest trading price during the 20 day period preceding the conversion dates, or any lower price made available to any other holder of the Company’s securities. This amendment also eliminated the Company’s mandatory monthly amortization payments and extended the maturity of the June 2018 Note until December 15, 2019. After such date, and within 10 business days, any outstanding balance shall be satisfied, at the Company’s election, either with: cash, common stock conversion, or any combination thereof. The Company accounted for this amendment as an extinguishment of debt and recorded a gain of $1,310.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

Note 5. Notes Payable, continued

On December 31, 2019, the Company entered into an amendment to the June 2018 Note to extend the maturity date to June 30, 2020. The Company has also agreed to pay an extension fee in the amount of $84, which has been added to outstanding balance for a total outstanding principal balance of $929 as of December 31, 2019. Additionally, this amendment deleted in its entirety, the requirement for Iliad Research and Trading, L.P. to settle the outstanding balance with: (a) cash, (b) common stock conversion with a defined formula, or (c) any combination of (a) and (b) by no later than December 15, 2019. The Company accounted for this amendment as an extinguishment of debt and recorded a gain of $792. In connection with recording the new debt, the Company recorded debt discount of $877 including both (i) the time of value money and (ii) the discount related to the conversion feature underlying the debt instrument.

During the year ended December 31, 2019, the Company issued 113,521,104 shares of its common stock upon the conversion of $2,315 in outstanding principal by the holder of the June 2018 Note.

The holder of the June 2018 Note also acquired 17,500,000 shares of the Company’s common stock on April 12, 2019, and is an affiliate of the acquirer of 160 shares of the Preferred Shares acquired during 2019, see Note 7 below, and are collectively subject to a maximum beneficial ownership of 9.99%. Of the 160 shares of Preferred Stock acquired by the affiliate, 115 shares are issued and outstanding as of December 31, 2019.

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

Notes payable consisted of the following:

	As of December 31, 2019
	Principal	Discount	Net
June 2018 Note	$929	$(877)	$52
Total notes payable	$929	$(877)	$52

	As of December 31, 2018
	Principal	Discount	Net
May 2018 Notes	$400	$(25)	$375
June 2018 Note	2,448	(1,803)	645
December 2018 Note	351	(86)	265
Total notes payable	$3,199	$(1,914)	$1,285

During the years December 31, 2019 and 2018, the Company recorded accretion of debt discount of $5,605 and $919, respectively.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

Note 6. Leases

On August 9, 2016, the Company entered into an office sublease agreement in Durham, North Carolina. The lease commenced on September 1, 2016 and had an expiration date of January 31, 2020. The Company terminated the sublease agreement in December 2019 in connection with the relocation of its executive office to Raleigh, North Carolina. The Company accounted for this termination by removing the right of use asset and lease liability. There was no impact on the statement of operations, The sublease security deposit of $13 was recovered in full. Under the sublease agreement, monthly rent was $6 for the first 12 -month period and $7 each month thereafter.

The Company accounted for its new office lease as an operating lease under the guidance of Topic 842. Rent expense under the new lease is $3 per month, with annual increases of 3% during the three-year term. The Company used an incremental borrowing rate of 29.91% based on the weighted average effective interest rate of its outstanding debt. In December 2019, the Company recorded a Right of Use Asset of $79 and a corresponding Lease Liability of $79. The Right to Use Asset is accounted for as an operating lease and has a balance, net of amortization of $78 at December 31, 2019.

Total future minimum payments required under the lease agreement are as follows:

Years ended December 31,	Amount
2020	$36
2021	37
2022	39
Total undiscounted minimum future lease payments	$112
Less Imputed interest	(34)
Present value of operating lease liabilities	$78
Disclosed as:
Current portion	$19
Non-current portion	59
$78

The Company recorded rent expense of $64 and $77 for the years ended December 31, 2019 and 2018, respectively.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

Note 7. Common Stock, Preferred Stock and Warrants

Common stock

Equity Purchase Agreement under Form S-3

On August 30, 2018, the Company and L2 Capital, LLC (“L2 Capital”) entered into an equity purchase agreement, which was later amended on November 30, 2018, whereby the Company could issue and sell to L2 Capital from time to time up to $50,000 of the Company’s common stock that was registered with the SEC under a registration statement on Form S–3. Subject to the terms of the equity purchase agreement, the Company provided notices (a “Put Notice”) requiring L2 Capital to purchase a number of shares (the “Put Shares”) of the common stock equal to the lesser of $500 and 200% of the average trading volume of the common stock in the ten trading days immediately preceding the date of such Put Notice. The terms also provided the purchase price for such Put Shares to be the lowest traded price on a principal market for any trading day during the five trading days either following or beginning on the date on which L2 Capital receives delivery of the Put Shares, multiplied by 95.0%.

During the year ended December 31, 2018, the Company issued 33,650,000 shares of its common stock in exchange for $2,760. Of that amount, $1,312 was applied directly as payment against August 2018 Note and the December 2018 Note. During the year ended December 31, 2018, the Company charged $301 against the Equity Purchase Agreement related to deferred financing costs from its previous equity purchase agreement, which was terminated concurrent with the commencement of the Equity Purchase Agreement.

During the year ended December 31, 2019, the Company issued 67,000,000 shares of its common stock in exchange for $3,681, net of issuance cost of $50. Of the proceeds received during the first quarter of 2019, $354 was applied directly as payment against the December 2018 Note.

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

During the year ended December 31, 2019, the Company issued 52,000,000 shares of its common stock for net proceeds of $1,654, net of deferred offering costs of $70 and transaction clearing fees of $30.

Other Common Stock Issuances

During 2018, the Company issued 10,094,251 shares of common stock upon the exercise of outstanding warrants. Of these shares issued, cash proceeds of $907 were received from the exercise of warrants to purchase 1,625,000 shares of common stock and 8,469,251 shares of common stock were issued in exchange for the cashless exercise of warrants to purchase 3,954,530 shares of common stock.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

Note 7. Common Stock, Preferred Stock and Warrants. continued

On March 15, 2018, the Company issued 200,000 shares of its common stock for $80.

On December 7, 2018, a holder of one of the Company’s convertible notes payable agreements converted their note and requested the Company not issue the shares due to ownership limitations. On February 6, 2018 and March 26, 2018, the ownership limitations were satisfied, and the Company issued 3,381,819 shares of its common stock.

On December 15, 2017, the Company issued 2,000,000 shares of common stock in a private placement, however the holder of the shares requested the shares not be issued due to ownership limitations. On June 20, 2018, the Company issued 750,000 of these shares and issued the remaining shares in July 2018. On July 13, 2018 and July 20, 2018, the Company issued the remaining shares not issued under the December 2017 private placement.

On April 12, 2019, the Company entered into a purchase agreement with an accredited investor whereby it sold 17,500,000 shares of its common stock for $525 pursuant to the Company’s then-effective registration statement on Form S-3. The holder of these shares is also the holder of the June 2018 Note and an affiliate of the acquirer of 160 shares of the Preferred Shares acquired on during 2019 described below.

During the years ended December 31, 2019 and 2018, the Company issued 160,500 and 2,387,273 shares of its common stock, respectively, to consultants in exchange for services. These services were valued at $60 and $2,272 during 2019 and 2018, respectively, based upon the value of the shares issued.

In connection with the termination of its management agreements, see Note 9 below, the Company issued 10,250,000 shares of its common stock to acquire 2,000 S9 miners from the third-party investors. The S9 miners were valued at $311, based on the trading value of the Company’s common stock on the date each management agreement was terminated.

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

On April 12, 2019, the Company’s Board of Directors approved the authorization of 200 shares of Series C Convertible Preferred Stock with a par value of $0.001 and a stated value of $10,000 per share (“Preferred Shares”). The holders of the Preferred Shares have no voting rights, receive no dividends, and are entitled to a liquidation preference equal to the stated value. At any time prior to the one-year anniversary from the issuance date, the Company may redeem the Preferred Shares at 1.4 times the stated value, following which the Company may redeem the Preferred Shares at 1.2 times the stated value. Given the right of redemption is solely at the option of the Company, the Preferred Shares are not considered mandatorily redeemable, and as such are classified in shareholders’ equity on the Company’s consolidated balance sheet.

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

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

Note 7. Common Stock, Preferred Stock and Warrants. continued

The common shares issued upon conversion of the Preferred Shares have been registered under the Company’s then-effective registration statement on Form S-3. On April 12, 2019, the Company sold 190 Preferred Shares for $1,890, net of issuance costs and on July 15, 2019 sold 10 Preferred Shares for $100. During the second and third quarters of 2019, holders converted 50 Preferred Shares into 14,077,092 shares of common stock and 35 Preferred Shares into 13,528,575 shares of common stock, respectively. As of December 31, 2019, 115 shares of Preferred Stock are issued and outstanding.

Upon issuance of the Preferred Shares, the Company recorded a deemed dividend based on the beneficial conversion feature underlying the Preferred Shares. In connection with the April 12, 2019 and July 2019 issuances, the Company recorded deemed dividends of $859 and $46, respectively, measured as the difference between the conversion price of the Preferred Shares and the fair value of the underlying common stock.

Warrants

The following table summarizes information about shares issuable under warrants outstanding during the year ended December 31, 2019:

	Warrant shares outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at January 1, 2019	5,477,975	$1.01
Issued	-	-
Exercised	(4,000,000)	$1.12
Expired or cancelled	(1,477,975)	$0.72
Outstanding and exercisable at December 31, 2019	-	$-	-	$-

On June 5, 2019, the Company entered into an agreement with a holder of a warrant for 10,000 shares of common stock, whereby the holder agreed to sell the warrant back to the Company for a nominal amount. The Company cancelled the warrant.

On May 9, 2019, the Company entered into a modification agreement with the holder of six separate warrants. Under the terms of the initial warrant agreements, the holder was entitled to purchase 4,000,000 shares of the Company’s common stock at prices of between $0.50 per share and $2.00 per share at various times through September 2022. Under the terms of the modification agreement, the holder was permitted to exercise all 4,000,000 warrants at a price of $0.03 per share, or $120. The Company accounted for this modification as a down-round feature under the guidance of ASC 260-10-30, whereby the change in fair value of the warrants before and after the down-round was triggered was recorded as a deemed dividend in the amount of $100.

During August and September 2019, the Company entered into agreements with three holders of warrants for 1,450,000 shares of common stock, whereby the holders agreed to sell the warrants back to the Company for $14. The Company subsequently cancelled these warrants, as well as 17,975 warrants for no consideration, and there are no outstanding warrants as of December 31, 2019.

Note 8. Stock–Based Compensation

Issuance of restricted common stock – directors, officers and employees

The Company’s activity in restricted common stock was as follows for the year ended December 31, 2019:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2019	3,355,000	$1.46
Granted	100,000	$0.04
Vested	(2,805,000)	$1.30
Non–vested at December 31, 2019	650,000	$1.24

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

Note 8. Stock–Based Compensation, continued

For the years ended December 31, 2019 and 2018, the Company has recorded $2,249 and $4,357, in employee and director stock–based compensation expense, which is a component of general and administrative expenses in the consolidated statement of operations. 100,000 restricted shares granted to an employee on July 29, 2019 were issued in November 2019. As of December 31, 2019, unamortized stock-based compensation costs related to restricted share arrangements was $223 and will be recognized over a weighted average period of 0.32 years.

Stock options

The following is a summary of the Company’s stock option activity for the year ended December 31, 2019:

	Options	Weighted average exercise price	Weighted average Grant date fair value	Weighted average remaining life	Intrinsic value
Outstanding – January 1, 2019	6,000,000	$0.71	$1.29
Granted	–
Exercised	–
Forfeited/Cancelled	–
Outstanding – December 31, 2019	6,000,000	$0.71	$1.29	0.10	$–

Exercisable – December 31, 2019	6,000,000	$0.71	$1.29	0.10	$–

As of December 31, 2019, there were no unrecognized compensation costs, as all outstanding stock options are fully vested. These options expired in their entirety on January 31, 2020.

Note 9. Commitments and Contingencies

Bitcoin Mining Agreements

On May 20, 2019, the Company entered into an agreement with a third-party consultant whereby the consultant would advise and consult with the Company on certain business and financial matters relating to crypto-currency mining. The Company engaged the consultant to: (1) assist in locating at least 5 acres of real property in Georgia within close proximity to a fully operational electric substation with a minimum of 15 MW of available capacity, subject to approval by the power company, (2) negotiate a power rate between the Company and a power company, (3) assist in the identification, purchase, and delivery of transformers required to serve the containerized mining systems, (4) successfully install the aforementioned transformers, and (5) obtain an electrical permit and successfully inspect all electrical infrastructure between the container and substation. The consulting agreement was valued at $400 and such amount was transferred to a third-party escrow account, payable to the consultant upon successful achievement of defined milestones. Upon achievement, the value of the milestone is recorded as a component of general and administrative expenses with an offsetting reduction to prepaid expense. During the second, third and fourth quarters of 2019, $200, $50 and $150 in milestone achievements were earned, respectively, representing the total value of the consulting agreement.

On October 23, 2018, the Company entered into a hosting agreement (“Colorado Hosting Agreement”) with a hosting facility in Colorado, whereby the service provider provided a facility to host Bitcoin computing servers. Due to the price of Bitcoin steadily decreasing in 2018 and throughout the first quarter 2019, the Company decided it was not economically responsible to commence mining under this hosting arrangement until May 2019 when Bitcoin mining economics started to improve. The Colorado Hosting Agreement was amended several times during 2019, with the eventual termination on December 27, 2019. In connection with the termination, the Company recovered $56 in cash for prepaid hosting fees and security deposit and conveyed 1,260 of company-owned miners to its hosting partner with a net book value of $131. Given the age of the miners and reduced hashing capacity, the net book value of the conveyed miners and $41 of unamortized power supplies and initial set up fees was recorded as a contract termination charge in December 2019 totaling $172.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

Note 9. Commitments and Contingencies, continued

On May 10, 2019, the Company, entered into a hosting agreement (“Ohio Hosting Agreement”) relating to the generation of Bitcoin mining revenues at a facility located in Coshocton, Ohio (the “Facility”) for a term that is the earlier of (i) two years, or (ii) when the parties determine that the Bitcoin mining business at the Facility is uneconomical. The Ohio Hosting Agreement was amended in September 2019 and was terminated on December 31, 2019. In connection with the termination, the hosting partner agreed to refund the Company’s security deposit of $19 during the first quarter of 2020. Given the age of the miners and reduced hashing capacity, the net book value of the 626 company-owned miners located at the Facility was recorded as an impairment charge in December 2019 totaling $64.

During the years ended December 31, 2019 and 2018, the Company recognized revenue of $87 and $0 under these agreements, respectively, $64 of which was accounted for under the management agreements that were terminated on during 2019.

Management Agreements

On October 12, 2017, MGT entered into two management agreements with accredited investors, Deep South Mining LLC (“Deep South”) and BDLM, LLC (“BDLM”) (together the “Users”, each agreement a “Management Agreement”, and both agreements together are “Management Agreements”). Each of the Users agreed on substantially similar terms to purchase an aggregate of 1,944 Bitmain Antminer S9 mining computers (the “Bitcoin Miners”) to mine Bitcoin with the Company acting as the exclusive manager for each of the Users. Each Management Agreement had an initial term 24 months from the date that the Bitcoin Miners began mining operations and could be terminated by mutual written agreement.

On November 21, 2017, the Company entered into a third management agreement with another accredited investor, Buckhead Crypto, LLC (“Buckhead”) and such agreement was terminated on February 28, 2018. The Company purchased the Bitcoin Miners from Buckhead for $767 and refunded prepaid electricity paid by Buckhead of $133.

On February 13, 2018, the Company entered into a new management agreement with a third party with terms similar to the other Management Agreements. The third party agreed to purchase 200 Bitcoin Miners to mine Bitcoin with the Company acting as the exclusive manager. This management agreement had an initial term of 24 months from the date that the Bitcoin Miners began mining operations and could be terminated by mutual written agreement. On September 30, 2019, the Company terminated this agreement for a one-time payment of $27 and the acquisition of 200 Bitcoin Miners owned by the third party for 1,250,000 restricted shares of the Company’s common stock valued at $32.

Pursuant to the Management Agreements, the Company provided for installation, hosting, maintenance and repair and provided ancillary services necessary to operate the Bitcoin Miners. In accordance with each of the Management Agreements, each of the Users gained a portion of the Bitcoin mined called the user distribution portion (“User Distribution Portion”). The User Distribution Portion was 50% of the amount of Bitcoin mined net of the operating fee (10% of the total Bitcoin mined) and the electricity cost. On September 23, 2018, the Company entered into letter agreements with the Users whereby the parties agreed to cease mining with the Users Bitcoin miners until Bitcoin economics improved.

Due to the Company’s transition from Sweden in late 2018 and due to unfavorable Bitcoin economics, the Company ceased all Bitcoin mining operations during the fourth quarter of 2018, including mining with the Users Bitcoin Miners as agreed upon in letter agreements among the parties dated September 23, 2018. On May 2, 2019, the Company entered into amended management agreements with the Users at which time Bitcoin mining resumed. Due to wear and tear, the parties acknowledged the Users’ Bitcoin Miners totaled 1,800, collectively. Additionally, the parties agreed to amend the operating fee to equal ten percent (10%) times the Bitcoin mined minus electricity and to waivers to accrue negative balances.

 MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

Note 9. Commitments and Contingencies, continued

On August 31, 2019, the Company entered into two Settlement and Termination Agreements (the “Settlement Agreements”) to its existing Management Agreements with the Users. Under the terms of the Settlement Agreements, the Company will pay the Users a percentage of profits (“Settlement Distribution”) of Bitcoin mining as defined in the Settlement Agreements. The estimated present value of the Settlement Distributions of $337 was recorded as termination expense with an offsetting liability on August 31, 2019. Since two of the components of the Settlement Distribution, Bitcoin price and Difficulty, as defined in the Settlement Agreements, are based on market conditions, the liability will be adjusted to fair value on a quarterly basis and any changes will be recorded in the statement of operations. As such, the liability is considered a Level 3 financial instrument. During 2019, the Company recognized a gain on the change in the fair value of $176 based on the change of Bitcoin price and Difficulty, and along with the monthly Settlement Distributions, the liability was reduced to $116 as of December 31, 2019. Based on the terms of the Settlement Agreements, Settlement Distributions are scheduled to terminate on September 30, 2020. Additionally, the Company acquired the 1,800 Antminer S-9 Bitcoin miners owned by the Users for 9,000,000 restricted shares of the Company’s common stock valued at $279.

Bitcoin Production Equipment and Operations

On August 14, 2018, the Company entered into a collaborative venture with Bit5ive, LLC to develop a fully contained crypto currency mining pod (the “POD5 Agreement”) for a term of five years. Pursuant to the POD5 Agreement, the Company assists with the design and development of the pods (“POD5 containers”). The Company retains naming rights to the pods and receives royalty payments from Bit5ive, LLC in exchange for providing capital as well as engineering and design expertise. During the year ended December 31, 2019, the Company received royalties and recognized revenue of $44 under this agreement.

Electricity Contract

In June 2019, the Company entered a two-year contract for electric power with the City of Lafayette, Georgia, a municipal corporation of the State of Georgia (“the City”). The Company makes monthly payments based upon electricity consumed, at a negotiated kilowatt per hour rate, inclusive of transmission charges and exclusive of state and local sales taxes. Over time, the Company is entitled to utilize a load of 10 megawatts. For each month, the Company estimated its expected electric load, and should the actual load drop below 90% of this estimate, the City reserves the right to impose a modest penalty to the hourly kilowatt rate for electricity consumed.

In connection with this agreement, the Company paid a $115 security deposit and such amount is classified as Other Assets in the Company’s consolidated balance sheet as of December 31, 2019.

Employment agreements

On April 1, 2018, the Company entered into an Amended and Restated Executive Employment Agreement (the “Employment Agreement”) with Robert Ladd, which was executed on April 6, 2018. The Employment Agreement provides that Mr. Ladd has been reappointed for an initial term of two years. Mr. Ladd is entitled to receive an annualized base salary of $360 and is also eligible for a cash and/or equity bonus as the Compensation Committee may determine, from time to time, based on meeting performance objectives and bonus criteria to be mutually identified by Mr. Ladd and the Compensation Committee. In connection with the execution of the Employment Agreement, the Company issued to Mr. Ladd 600,000 shares of the Company’s restricted common stock, pursuant to the Company’s 2016 Stock Option Plan, vesting over a two-year period. On September 10, 2018, Mr. Ladd took a leave of absence from his position as President and Chief Executive Officer in order to focus on allegations levied against him in an SEC complaint filed on September 7, 2018 and was appointed as President and Chief Executive Officer on May 2019.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

Note 9. Commitments and Contingencies, continued

On March 8, 2018, the Company entered into an employment agreement with Mr. Lowrey, effective March 1, 2018. Mr. Lowrey’s employment agreement provides that he has been appointed for an initial term of two years. Mr. Lowrey is entitled to receive an annualized base salary of $240,000. Mr. Lowrey also received a one-time signing bonus of $10,000. Mr. Lowrey is also eligible for a cash and/or equity bonus as the Compensation Committee may determine, from time to time, based on meeting performance objectives and bonus criteria to be mutually identified by Mr. Lowrey and the Compensation Committee. In connection with the execution of his employment agreement, the Company issued to Mr. Lowrey 750,000 shares of the Company’s restricted Common Stock, pursuant to the Company’s 2016 Stock Option Plan, one-third of which vested on March 8, 2019, one-third of which shall vest on September 8, 2019, and one-third of which shall vest on March 8, 2020. On August 1, 2018, the Company issued Mr. Lowrey 250,000 shares of the Company’s Common Stock, pursuant to the Company’s 2016 Stock Option Plan, one-third of which vested on January 31, 2019, one-third of which vested on July 31, 2019, and one-third of which vested on January 1, 2020. This employment agreement expired on February 28, 2020. Mr. Lowrey remains an at will employee with the same title, responsibilities, compensation and benefits. In addition, Mr. Lowrey received a bonus of $20,000 in January 2020 and shall be entitled to receive an additional $20,000 bonus in connection with the filing of the Company’s Form 10-Q for the quarter ended March 31, 2020.

Legal

On September 15, 2016, the Company received a subpoena from the SEC and in December 2017, the Company’s Chief Executive Officer and President received a subpoena from the SEC, requesting information, including but not limited to, with respect to the company’s communications with certain individuals and entities, the issuance of Company stock, and Company press releases. The time period covered by the subpoenas was January 1, 2013 through the date of issuance of the subpoenas. The Company responded to the subpoenas and cooperated with the SEC and its staff in a timely manner.

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

In November 2018, the Company’s board received a shareholder demand letter dated November 6, 2018, from shareholders Nicholas Fulton and Kelsey Thacker (the “Fulton Demand”). The Fulton Demand referenced the SEC Action (defined below) and the allegations therein, and demanded that the board take action to investigate, address and remedy the allegations raised in the SEC Action. The Company’s counsel has communicated with counsel for the shareholders, advising them concerning the existence and status of the 2018 Securities Class Actions (defined below), the Ojha Derivative Action, and the Thomas Derivative Action (defined below), and counsel continue to communicate concerning the details.

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

On February 14, 2020, the parties to the Ojha Derivative Action and the Thomas Derivative Action entered into a binding settlement term sheet setting forth the essential terms of a settlement agreement. The terms provide for certain corporate governance reforms to be implemented by the Company, a cash payment to the Company by or on behalf of various individual defendants, and a payment of attorneys’ fees to counsel for plaintiffs, together with dismissal of the actions and the exchange of releases. The settlement is subject to the parties’ agreement to final settlement documentation which all parties have agreed to cooperate to prepare and execute, and to court approval.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

Note 9. Commitments and Contingencies, continued

On September 7, 2018, the SEC commenced a legal action in the United States District Court for the Southern District of New York (the “SEC Action”) which asserts civil charges against multiple individuals and entities who are alleged to have violated the securities laws by engaging in pump-and-dump schemes in connection with certain microcap stocks and three companies that are not identified by name in the SEC Action. The Company is one of the three unidentified companies but is not named as a defendant. However, the SEC named as defendants Robert Ladd, the Company’s Chief Executive Officer and President, as well as certain individuals alleged to have participated in the schemes while they were stockholders in the Company, among others. The SEC filed an amended complaint in the SEC Action on March 8, 2019. The SEC filed a second amended complaint in the SEC Action on March 16, 2020 asserting additional civil charges against Robert Ladd. The Company, through its counsel, is monitoring the progress of the SEC Action and has responded to a third-party document subpoena served on it by the SEC in the matter.

In September 2018 and October 2018, various shareholders of the Company filed putative class action lawsuits against the Company, its Chief Executive Officer and certain of its individual officers and shareholders, alleging violations of federal securities laws and seeking damages (the “2018 Securities Class Actions”). The 2018 Securities Class Action followed and referenced the allegations made against the Company’s Chief Executive Officer and others in the SEC Action. The first putative class action lawsuit was filed on September 28, 2018, in the United States District Court for the District of New Jersey, and alleges that the named defendants engaged in a pump-and-dump scheme to artificially inflate the price of the Company’s stock and that, as a result, defendants’ statements about the Company’s business and prospects were materially false and misleading and/or lacked a reasonable basis at relevant times. The second putative class action was filed on October 9, 2018, in the United States District Court for the Southern District of New York and makes similar allegations.

On May 28, 2019, the parties to the 2018 Securities Class Actions entered into a binding settlement term sheet, and on September 24, 2019, the parties entered into a stipulation of settlement. On August 7, 2019, the lead plaintiff in the first class action filed a notice and order of voluntary dismissal with prejudice, and on October 11, 2019, the lead plaintiff in the second class action filed in the federal court in New York an unopposed motion for preliminary approval of the proposed class action settlement. On December 17, 2019, the court issued an order granting preliminary approval of the settlement. A hearing on final approval of the settlement has been scheduled for May 27, 2020.

On August 28, 2019, a shareholder derivative action was filed by shareholder Tyler Tomczak against the Company and certain of its directors, officers and shareholders in the United States District Court for the Southern District of New York, alleging breach of fiduciary duties, waste and unjust enrichment and seeking declaratory relief and damages (the “Tomczak Derivative Action”). The underlying allegations in the Tomczak Derivative Action largely repeat the allegations of wrongdoing in the 2018 Securities Class Actions (as defined below).

On September 11, 2019, a shareholder derivative action was filed by shareholder Arthur Aviles against the Company and certain of its directors, officers and shareholders in the United States District Court for the District of Delaware, alleging breach of fiduciary duties, waste and unjust enrichment and seeking declaratory relief and damages (the “Aviles Derivative Action”). The underlying allegations in the Aviles Derivative Action largely repeat the allegations of wrongdoing in the 2018 Securities Class Actions.

On February 12, 2020, the parties to the Tomczak Derivative Action and the Aviles Derivative Action entered into a binding settlement term sheet setting forth the essential terms of a settlement agreement. The terms provide for a certain corporate governance reform to be implemented by the Company (in addition to the reforms agreed to in the settlement of the Ojha Derivative Action and the Thomas Derivative Action) a cash payment to plaintiffs, and a payment of attorneys’ fees to counsel for plaintiffs, together with dismissal of the actions and the exchange of releases. The settlement is subject to the parties’ agreement to final settlement documentation which all parties have agreed to cooperate to prepare and execute, and to court approval.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

Note 9. Commitments and Contingencies, continued

On October 31, 2019, the Company, and its current officers and directors, received subpoenas from the SEC requesting information, including but not limited to, with respect to risk factors contained in certain of the Company’s filings with the SEC, any investigations by any government agency into Robert B. Ladd and certain other matters related to the Company’s securities. The time period covered by the subpoenas is January 1, 2019 through the date of issuance of the subpoenas. The Company and its current officers and directors cooperated with the SEC’s request. The Company is unable to predict, what action, if any, might be taken in the future by the SEC or any other governmental authority as a result of the subpoenas.

The Company believes the claims in the actions filed against the Company are without merit and intends to vigorously defend against these actions.

Note 10. Income Taxes

Significant components of deferred tax assets were as follows:

	As of December 31,
	2019	2018
U.S. federal tax loss carry–forward	$15,227	$12,705
U.S. State tax loss carry–forward	262	1,052
Equity based compensation	7,655	7,764
Fixed assets, intangible assets and goodwill	49	2,224
Long-term investments	-	969
Total deferred tax assets	23,193	24,714
Less: valuation allowance	(23,193)	(24,714)
Net deferred tax asset	$—	$—

As of December 31, 2019, the Company had the following tax attributes:

	Amount	Begins to expire
U.S. federal net operating loss carry–forwards	$72,509	Fiscal 2022
U.S. State net operating loss carry–forwards	13,267	Fiscal 2030

As it is not more likely than not that the resulting deferred tax benefits will be realized, a full valuation allowance has been recognized for such deferred tax assets. For the year ended December 31, 2019, the valuation allowance decreased by $1,521. Federal and state laws impose substantial restrictions on the utilization of tax attributes in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. As of December 31, 2019, the Company performed a high-level review of its changes in ownership and determined that a change of control event likely occurred under Section 382 of the Internal Revenue Code and the Company’s net operating loss carryforwards are likely to be limited.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

Note 10. Income Taxes , continued

The provision for/ (benefit from) income tax differs from the amount computed by applying the statutory federal income tax rate to income before the provision for/(benefit from) income taxes. The sources and tax effects of the differences are as follows:

	For the Years Ended December 31,
	2019	2018
Expected Federal Tax	(21.0)%	(21.0)%
State Tax (Net of Federal Benefit)	(2.0)	(2.4)
Accretion of notes payable discount	13.8	0.9
True up of prior year deferred tax assets	16.1	(3.2)
True up of state tax loss carry–forward	8.8
Other	1.6	(1.3)
Change in valuation allowance	(17.3)	27.0
Effective rate of income tax	-%	-%

The Company files income tax returns in the U.S. federal jurisdiction, New York State, North Carolina and New Jersey jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non–U.S. income tax examinations by tax authorities for years before 2014.

Note 11. Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. During the year ended December 31, 2019 and 2018, the Company made contributions to the 401(k) Plan of $18 and $18, respectively.

Note 12. Related Party Transactions

Janice Dyson, wife of John McAfee, the Company’s former Chief Cybersecurity Visionary, was the sole director of Future Tense Secure Systems, Inc. (“FTS”) and owned 33% of the outstanding common shares of FTS.

On May 9, 2016, the Company entered a consulting agreement with FTS, pursuant to which FTS provided advice, consultation, information and services to the Company including assistance with executive management, business and product development and potential acquisitions or related transactions. On January 26, 2018, the Company terminated its agreement with FTS. During the year ended December 31, 2018, the Company recorded consulting fees of $137 to FTS for such services. As of December 31, 2018, the Company owed $0 to FTS.

Note 13. Subsequent Events

The Company has evaluated the impacts of subsequent events through March 30, 2020 and has determined that no such events occurred that were required to be reflected in the audited consolidated financial statements, except as described within the above notes and described below.

In February 13, 2020 and March 16, 2020, the holder of the June 2018 Note converted $200 and $150 of debt principal into 15,037,594 and 17,709,563 shares of common stock, reducing the outstanding principal to $579.

Note 13. Subsequent Events, continued

The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19, or other public health epidemic poses the risk that the Company or its employees, suppliers, and other partners may be prevented from conducting business activities at full capacity for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on the Company’s business, the continued spread of COVID-19 and the measures taken by the governments of countries affected and in which the Company operates could disrupt the operation of the Company’s business. The COVID-19 outbreak and mitigation measures may also have an adverse impact on global economic conditions, which could have an adverse effect on the Company’s business and financial condition, including on its potential to conduct financings on terms acceptable to the Company, if at all. In addition, the Company may take temporary precautionary measures intended to help minimize the risk of the virus to its employees, including temporarily requiring all employees to work remotely, and discouraging employee attendance at in-person work-related meetings, which could negatively affect the Company’s business. The extent to which the COVID-19 outbreak impacts the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

