Form 10-Q
period 2020-03-31
MGT CAPITAL INVESTMENTS, INC.
filed 2020-05-14
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes [  ] No [X]

As of May 14, 2020, there were 462,931,961 shares of the registrant’s Common stock, $0.001 par value per share, issued and outstanding.

MGT CAPITAL INVESTMENTS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per-share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$18	$216
Prepaid expenses and other current assets	100	125
Intangible digital assets	12	18
Total current assets	130	359

Non-current assets
Property and equipment, at cost, net	3,740	3,536
Right of use asset, operating lease, net of accumulated amortization	69	78
Other assets	157	321
Total assets	$4,096	$4,294

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,249	$795
Accrued expenses and other payables	123	26
Note payable, net of discount	124	52
Management agreement termination liability	58	116
Operating lease liability	18	19
Total current liabilities	1,572	1,008

Non-current liabilities
Operating lease liability	51	59
Total liabilities	1,623	1,067

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Undesignated preferred stock, $0.001 par value, 8,489,800 shares authorized. No shares issued and outstanding at March 31, 2020 and December 31, 2019.	-	-
Series B preferred stock, $0.001 par value, 10,000 shares authorized. No shares issued or outstanding at March 31, 2020 and December 31, 2019.	-	-
Series C convertible preferred stock, $0.001 par value, 200 and 200 shares authorized at March 31, 2020 and December 31, 2019, respectively. 115 and 115 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.001 par value; 2,500,000,000 shares authorized; 446,448,446 and 413,701,289 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively.	447	414
Additional paid-in capital	417,852	417,315
Accumulated deficit	(415,826)	(414,502)
Total stockholders’ equity	2,473	3,227

Total Liabilities and Stockholders’ Equity	$4,096	$4,294

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Three Months Ended March 31
	2020	2019

Revenue	$677	$28

Operating expenses
Cost of revenue	605	86
General and administrative	1,030	1,914
Total operating expenses	1,635	2,000

Operating loss	(958)	(1,972)

Other non-operating income (expense)
Interest income (expense)	10	(3)
Change in fair value of liability	15	-
Accretion of debt discount	(421)	(1,127)
Gain on sale of property and equipment	30	82
Gain on extinguishment of debt	-	1,311
Total non-operating income (expense)	(366)	263

Net loss attributable to common stockholders	$(1,324)	$(1,709)

Per-share data
Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	425,051,549	122,404,668

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance at January 1, 2020	115	$-	413,701,289	$414	$417,315	$-	$(414,502)	$3,227
Stock based compensation - employee restricted stock	-	-	-	-	220	-	-	220
Common stock issued on conversion of note payable	-	-	32,747,157	33	317	-	-	350
Net loss	-	-	-	-	-	-	(1,324)	(1,324)
Balance at March 31, 2020	115	$-	446,448,446	$447	$417,852	$-	$(415,826)	$2,473

Balance at January 1, 2019	-	$-	111,079,683	$111	$403,299	$-	$(404,719)	$(1,309)
Stock based compensation	-	-	-	-	894	-	-	894
Stock issued for services	-	-	160,500	-	60	-	-	60
Sale of stock under equity purchase agreement	-	-	43,100,000	43	2,111	(346)	-	1,808
Cumulative effect adjustment related to ASU adoption	-	-	-	-	-	-	3	3
Net loss	-	-	-	-	-	-	(1,709)	(1,709)
Balance at March 31, 2019	-	$-	154,340,183	$154	$406,364	$(346)	$(406,425)	$(253)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(1,324)	$(1,709)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	342	-
Gain on sale of property and equipment	(30)	(82)
Change in fair value of liability	(15)	-
Stock-based compensation expense	220	949
Extinguishment of note payable	-	(1,311)
Amortization of note discount	421	1,127
Change in operating assets and liabilities
Prepaid expenses and other current assets	57	52
Intangible digital assets	6	30
Management agreement termination liability	(44)	-
Right of use asset	9	18
Operating lease liability	(9)	(18)
Accounts payable	453	(174)
Accrued expenses	97	9
Net cash provided by provided by (used in) operating activities	183	(1,109)

Cash Flows From Investing Activities
Purchase of property and equipment	(343)	-
Payment of security deposit	(38)	-
Net cash used in investing activities	(381)	-

Cash Flows From Financing Activities
Proceeds from sale of stock under equity purchase agreement, net of issuance costs	-	1,457
Repayment of notes payable	-	(82)
Net cash provided by financing activities	-	1,375

Net change in cash and cash equivalents	(198)	266

Cash and cash equivalents, beginning of period	216	96

Cash and cash equivalents, end of period	$18	$362

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Supplemental disclosure of cash flow information
Cash paid for interest	$-	$3

Cash paid for income tax	$-	$-

Non-cash investing and financing activities
Cumulative effect adjustment related to ASU adoption	$-	$3
Conversion of notes payable into common stock	$350	$-
Repayment of note payable and interest through the issuance of shares under the equity purchase agreement	$-	$351

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

Note 1. Organization and Basis of Presentation

Organization

MGT Capital Investments, Inc. (“MGT” or the “Company”) was incorporated in Delaware in 2000. MGT was originally incorporated in Utah in 1977. MGT is comprised of the parent company and its wholly owned subsidiary MGT Sweden AB. MGT’s corporate office is in Raleigh, North Carolina.

Cryptocurrency mining

Current Operations

The Company operates 1,500 new generation Bitcoin miners at its Company-owned and managed facility located in LaFayette, GA. All miners were purchased from Bitmaintech Pte. Ltd., a Singapore limited company (“Bitmain”), and are collectively rated at approximately 80 Ph/s in computing power. The Company’s miners are housed in five modified shipping containers including two manufactured by Bit5ive LLC of Miami, Florida (“Pod5ive Containers”). A utility substation, adjacent to the several acre property, has access to over 20 megawatts (MW) of low-cost power. The Company’s current electrical load is estimated at slightly over 3.0 MW. The entire facility, including the land, five 2500 KVA 3-phase transformers, the mining containers, and miners, are owned by MGT. As the Company is presently using only one-third of the built-out available electrical load, it is exploring ways to grow its current operations.

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

Due to the steadily declining price of Bitcoin throughout the first quarter of 2019, the Company decided it was not economically responsible to continue mining operations until Bitcoin economics improved, which occurred in May 2019. In March 2019, the Company entered into a settlement agreement to terminate its initial hosting agreement in Washington and conveyed ownership of its onsite mining assets for full satisfaction of outstanding hosting service fees. In August and September 2019, the Company terminated its management agreements with third party investors and in December 2019, terminated its hosting arrangements in Colorado and Ohio.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10–Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2019, as filed with the SEC on March 30, 2020. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2020.

The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19, or other public health epidemic poses the risk that the Company or its employees and its business partners may be prevented from conducting business activities at full capacity for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on the Company’s business, the continued spread of COVID-19 and the measures taken by the governments of countries affected which the Company conducts business with could disrupt the Company’s business. The COVID-19 outbreak and mitigation measures may also have an adverse impact on global economic conditions, which could have an adverse effect on the Company’s business and financial condition, including on its potential to conduct financings on terms acceptable to the Company, if at all. In addition, the Company may take temporary precautionary measures intended to help minimize the risk of the virus to its employees, including temporarily requiring all employees to work remotely and suspending all non-essential travel for its employees, which could negatively affect the Company’s business. The extent to which the COVID-19 outbreak impacts the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

Note 2. Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2020, the Company had incurred significant operating losses since inception and continues to generate losses from operations. As of March 31, 2020, the Company had an accumulated deficit of $415,826. As of March 31, 2020, and May 14, 2020, MGT’s cash and cash equivalents were $18 and $65, respectively.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

Note 2. Going Concern and Management’s Plans, continued

In January 2020, management completed the initial phase of its plan to consolidate its activities in Company-owned and managed facilities, executing on its expansion model to secure low cost power and grow its cryptocurrency assets. The Company will need to raise additional funding to grow its operations and to pay current maturities of debt. There can be no assurance however that the Company will be able to raise additional capital when needed, or at terms deemed acceptable, if at all. The Company’s ability to raise additional capital will also be impacted by the volatility of Bitcoin and the recent outbreak of COVID-19, both of which are highly uncertain, cannot be predicted and could have an adverse effect on the Company’s business and financial condition. Such factors raise substantial doubt about the Company’s ability to sustain operations for at least one year from the issuance of these unaudited condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue recognition

The Company’s primary revenue stream is related to the mining of digital currencies. The Company derives its revenue by solving “blocks” to be added to the blockchain and providing transaction verification services within the digital currency network of Bitcoin, commonly termed “cryptocurrency mining.” In consideration for these services, the Company receives digital currency (“Coins”). The Coins are recorded as revenue, using the average spot price of Bitcoin on the date of receipt. The Coins are recorded on the balance sheet as an intangible digital asset valued at the lower of cost or net realizable value. Net realizable value adjustments, to adjust the value of Coins to market value, are included in cost of revenue on the Company’s consolidated statement of operations. Further, any gain or loss on the sale of Coins would be recorded to costs of revenue. Costs of revenue include electricity costs, equipment and infrastructure depreciation, and net realizable value adjustments. During 2019, costs of revenues also included hosting fees based on third-party hosting agreements, all of which were terminated as of December 31, 2019.

The Company also recognizes a royalty participation upon the sale of Pod5ive Containers by Bit5ive LLC under the terms of a collaboration agreement entered in August 2018.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

Note 3. Summary of Significant Accounting Policies, continued

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight–line method on the various asset classes over their estimated useful lives, which range from one to ten years when placed in service. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. Deposits on property and equipment are initially classified as Other Assets and upon delivery, installation and full payment, the assets are classified as property and equipment on the consolidated balance sheet.

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

Loss per share

Basic loss per share is calculated by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing the net loss attributable to common shareholders by the sum of the weighted average number of common shares outstanding plus potential dilutive common shares outstanding during the period. Potential dilutive securities, comprised of unvested restricted shares, convertible debt, convertible preferred stock, stock warrants and stock options, are not reflected in diluted net loss per share because such potential shares are anti–dilutive due to the Company’s net loss.

Accordingly, the computation of diluted loss per share for the three months ended March 31, 2020 excludes 266,667 unvested restricted shares, 68,904,286 shares issuable upon the conversion of convertible debt, and 126,373,626 shares issuable under convertible preferred stock. The computation of diluted loss per share for the three months ended March 31, 2019 excludes 2,650,001 unvested restricted shares, 6,000,000 shares issuable under stock options, 100,743,629 shares issuable upon conversion of convertible debt, and 5,477,975 shares issuable under warrants.

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

As of March 31, 2020, the Company had a Level 3 financial instrument related to the management agreement termination liability. Observable transactions are not available to aid in determining the fair value of the management agreement termination liability. Therefore, the fair value was determined based on the remaining payments which include two components that are based on market conditions, Bitcoin price and Difficulty Rate, thus requiring the liability to be adjusted to fair value on a periodic basis. The fair value of Bitcoin price and Difficulty Rate are obtained on quoted prices in active markets.

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

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

Note 3. Summary of Significant Accounting Policies, continued

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents. The Company’s combined accounts were $18 and $216 as of March 31, 2020 and December 31, 2019, respectively. Since the FDIC’s insurance coverage is for combined account balances that do not exceed $250, there is no concentration of credit risks.

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

Note 4. Property, Plant, and Equipment and Other Assets

Property and equipment consisted of the following:

	As of
	March 31, 2020	December 31, 2019
Land	$57	$57
Computer hardware and software	10	10
Bitcoin mining machines	2,313	2,313
Infrastructure	998	771
Containers	782	467
Leasehold improvements	4	-
Property and equipment, gross	4,164	3,618
Less: Accumulated depreciation	(424)	(82)
Property and equipment, net	$3,740	$3,536

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

Note 4. Property, Plant, and Equipment and Other Assets, continued

The Company recorded depreciation expense of $342 and $0 for the three months ended March 31, 2020 and 2019, respectively. No depreciation was recorded during the three months ended March 31, 2019 as the Company fully impaired all its property and equipment as of December 31, 2018.

Other Assets consisted of the following:

	As of
	March 31, 2020	December 31, 2019
Deposits on containers	$-	$203
Security deposits	157	118
Other Assets	$157	$321

During September 2019, the Company entered into an agreement to purchase two containers to house the Bitcoin mining machines and paid a deposit of $203. Full payment on these containers was made upon delivery and installation in January 2020, at which time the cost of containers was reclassified to property and equipment and depreciated over the estimated useful life of 5 years using the straight-line method. The Company has paid $154 in security deposits related to its electrical contract, see Note 9, and $3 related to its office lease in Raleigh, NC.

Note 5. Notes Payable

May 2018 Notes

On May 23, 2018, the Company entered into a securities purchase agreement with two accredited investors, pursuant to which the Company issued $840 in unsecured promissory notes for aggregate consideration of $700 (the “May 2018 Notes”), with an initial maturity date of March 23, 2019. On January 7, 2019, and again on March 28, 2019 the Company entered amendments to one of the May 2018 Notes, whereby the parties agreed to extend the maturity date of the note to July 15, 2019, agreed to forego certain monthly installments, and agreed prospective installments were to be paid in cash unless the Company elected to make payments in shares of the Company’s common stock, at a price equal to the lowest VWAP of the Company’s common stock during the preceding twenty trading days multiplied by 70%, or any lower price made available to any other holder of the Company’s securities. In consideration of these amendments, the Company incurred extension fees of $121. Because these amendments were considered substantive changes, the Company accounted for the modifications as extinguishments of debt and recorded a gain of $320 during the three months ended March 31, 2019.

On April 9, 2019, the Company entered an amendment to one of its May 2018 Notes, whereby the parties agreed to extend the maturity date of the note to August 15, 2019, agreed to forego certain monthly installments, and provided a substantial conversion feature allowing the lender, in its sole discretion, the right to convert prospective installments into shares of the Company’s common stock, at a price equal to the lowest intra-day price of the Company’s common stock during the preceding twenty trading days multiplied by 70%, or any lower price made available to any other holder of the Company’s securities. In consideration of this amendment, the Company incurred an extension fee of $50. Because this amendment was considered a substantive change, the Company accounted for this modification as an extinguishment of debt and recorded a gain of $127 during the three months ended June 30, 2019.

On May 10, 2019, the original holders of the Company’s May 2018 Notes assigned and sold all notes to Oasis Capital, LLC (“Oasis Capital”). On the same date, the Company and Oasis Capital executed a letter agreement to amend the terms to allow Oasis Capital to convert the total outstanding principal amount of $421 into shares of the Company’s common stock, at a price equal to the lowest trading price of the Company’s common stock during the preceding twenty trading days multiplied by 70%, or any lower price made available to any other holder of the Company’s securities. On May 15, 2019, Oasis executed a full conversion of the May 2018 Notes and was issued 10,568,087 shares of the Company’s common stock.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

Note 5. Notes Payable, continued

June 2018 Note

On June 1, 2018, the Company entered into a note purchase agreement with an accredited investor, pursuant to which the Company issued an unsecured promissory note in the amount of $3,600 (the “June 2018 Note”) for consideration of $3,000. The outstanding balance was to be made in nine equal monthly installments beginning August 1, 2018, with an initial maturity date of April 1, 2019, with no prepayment penalty. Upon an event of default, the outstanding balance of the promissory note shall immediately increase by 120% and become immediately due and payable. Prior to 2019, this note was amended twice.

On January 28, 2019, the Company entered a third amendment, whereby the parties agreed to extend the maturity date to October 1, 2019 and to forego certain monthly installments. The parties also agreed the Company would pay all installments in cash unless both the Company and the lender agreed to make payments in shares of the Company’s common stock, at a price equal the lowest intra-day trade price of the Company’s common stock during the preceding twenty trading days multiplied by 70%. In consideration of this amendment, the Company incurred an extension fee of $527. The Company accounted for this amendment as an extinguishment of debt and recorded a gain of $991 during the three months ended March 31, 2019.

On May 10, 2019, the Company entered a fourth amendment, allowing the lender to convert the total outstanding principal amount of $3,159 into shares of the Company’s common stock, at a price equal the lowest intra-day trade price of the Company’s common stock during the preceding twenty trading days multiplied by 70%, or any lower price made available to any other holder of the Company’s securities. This amendment also eliminated the Company’s mandatory monthly amortization payments and extended the maturity to December 15, 2019. After such date, and within 10 business days, any outstanding balance shall be satisfied, at the Company’s election, either with cash, common stock conversion, or any combination thereof. The Company accounted for this amendment as an extinguishment of debt and recorded a gain of $1,310 during the three months ended June 30, 2019.

On December 31, 2019, the Company entered a fifth amendment extending the maturity date to June 30, 2020 and deleting in its entirety, the requirement to settle the outstanding balance with cash, common stock conversion or any combination thereof, no later than December 15, 2019. An extension fee of $84 was added to the outstanding balance bringing the total outstanding principal balance to $929 as of December 31, 2019. The Company accounted for this amendment as an extinguishment of debt and recorded a gain of $792. In connection with recording the new debt, the Company recorded debt discount of $877 including both (i) the time of value money and (ii) the discount related to the conversion feature underlying the debt instrument.

During the three months ended March 31, 2020, the Company issued 32,747,157 shares of its common stock upon the conversion of $350 in outstanding principal, reducing the outstanding principal balance to $579 as of March 31, 2020.

The holder of the June 2018 Note also acquired 17,500,000 shares of the Company’s common stock on April 12, 2019, and is an affiliate of the acquirer of 160 shares of Series C Convertible Preferred Stock with a par value of $0.001 and a stated value of $10,000 per share (“Preferred Shares”) acquired during 2019, of which 115 Preferred Shares remain outstanding as of March 31, 2020. See Note 7 below for a further description of the Preferred Shares. The holder of the June 2018 Note and its affiliates are collectively subject to a maximum beneficial ownership of 9.99%.

December 2018 Note

On December 6, 2018, the Company entered into a note purchase agreement with an accredited investor, pursuant to which the Company issued an unsecured promissory note in the amount of $598 (the “December 2018 Note”) for consideration of $500, with an interest rate of 8% per annum and a maturity date of May 6, 2019. The note was paid in full in March 2019.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

Note 5. Notes Payable, continued

Notes payable consisted of the following:

	As of March 31, 2020
	Principal	Discount	Net
Total notes payable-June 2018 Note	$579	$(455)	$124

	As of December 31, 2019
	Principal	Discount	Net
Total notes payable-June 2018 Note	$929	$(877)	$52

During the three months ended March 31, 2020 and 2019, the Company recorded accretion of debt discount of $421 and $1,127, respectively.

Note 6. Leases

In December 2019, the Company entered a new office lease in connection with the relocation of its executive office to Raleigh, North Carolina. The Company accounted for its new office lease as an operating lease under the guidance of Topic 842. Rent expense under the new lease is $3 per month, with annual increases of 3% during the three-year term. The Company used an incremental borrowing rate of 29.91% based on the weighted average effective interest rate of its outstanding debt. In December 2019, the Company recorded a Right of Use Asset of $79 and a corresponding Lease Liability of $79. The Right to Use Asset is accounted for as an operating lease and has a balance, net of amortization, of $69 as of March 31, 2020.

Total future minimum payments required under the lease agreement are as follows:

Amount
Remainder of 2020	$27
2021	37
2022	39
Total undiscounted minimum future lease payments	$103
Less Imputed interest	(34)
Present value of operating lease liabilities	$69
Disclosed as:
Current portion	$18
Non-current portion	51
$69

The Company’s former executive office was located in Durham, North Carolina under a sublease agreement that was terminated in December 2019, with monthly rent of $7 in the final year of the sublease agreement. The Company recorded rent expense of $9 and $20 for the three months ended March 31, 2020 and 2019, respectively.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

Note 7. Common Stock and Preferred Stock

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

During the three months ended March 31, 2019, the Company issued 43,100,000 shares of its common stock in exchange for $2,154. Of that amount, $354 was applied directly as payment against the December 2018 Note. On March 28, 2019, the Company sold 7,500,000 shares of common stock for proceeds of $346. Since the proceeds were collected in April 2019, the Company recorded a subscription receivable of this amount as of March 31, 2019.

On April 16, 2019, the Company became ineligible to issue shares under its registration statement on Form S-3 as the aggregate market value of the Company’s common stock held by non-affiliates was below the regulatory threshold of $75,000. In connection with this ineligibility, the equity purchase agreement was terminated.

Equity Purchase Agreement under Form S-1

On June 3, 2019, the Company entered into an equity purchase agreement with Oasis Capital, whereby the Company shall have the right, but not the obligation, to direct Oasis Capital to purchase shares of the Company’s common stock (the “New Put Shares”) in an amount in each instance up to the lesser of $1,000 or 250% of the average daily trading volume by delivering a notice to Oasis Capital (the “New Put Notice”). The purchase price (the “Purchase Price”) for the New Put Shares shall equal 95% of the one lowest daily volume weighted average price on a principal market during the five trading days immediately following the date Oasis receives the New Put Shares via DWAC associated with the applicable New Put Notice (the “Valuation Period”). The closing of a New Put Notice shall occur within one trading day following the end of the respective Valuation Period, whereby (i) Oasis shall deliver the Investment Amount (as defined below) to the Company by wire transfer of immediately available funds and (ii) Oasis shall return surplus New Put Shares if the value of the New Put Shares delivered to Oasis causes the Company to exceed the maximum commitment amount. The Company shall not deliver another New Put Notice to Oasis within ten trading days of a prior New Put Notice. The “Investment Amount” means the aggregate Purchase Price for the New Put Shares purchased by Oasis, minus clearing costs payable to Oasis’s broker or to the Company’s transfer agent for the issuance of the New Put Shares. The shares issuable under the equity purchase agreement are registered with the SEC under a registration statement on Form S-1 that was declared effective on June 25, 2019 covering up to 76,558,643 shares of common stock, and are subject to a maximum beneficial ownership by Oasis Capital of 9.99%.

Through December 31, 2019, the Company sold 52,000,000 shares of its common stock under the Form S-1 and no shares were sold during the three months ended March 31, 2020. Upon the filing of the Company’s 2019 Form 10-K with the SEC on March 30, 2020, the Company will need to file a post-effective amendment to the Form S-1 to enable further sales of its common stock under this registration statement.

Other Common Stock Issuances

During the three months ended March 31, 2019, the Company issued 160,500 shares of its common stock to consultants in exchange for services. These services were valued at $60 based upon the value of the shares issued.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

Note 7. Common Stock and Preferred Stock, continued

Preferred Stock

On January 11, 2019, the Company’s Board of Directors approved the authorization of 10,000 shares of Series B Preferred Stock with a par value of $0.001 (“Series B Preferred Shares”). The holders of the Series B Preferred Shares shall be entitled to receive, when, as, and if declared by the Board of Directors of the Company, out of funds legally available for such purpose, dividends in cash at the rate of 12% of the stated value per annum on each Series B Preferred Share. Such dividends shall be cumulative and shall accrue without interest from the date of issuance of the respective share of the Series B Preferred Shares. Each holder shall also be entitled to vote on all matters submitted to stockholders of the Company and shall be entitled to 55,000 votes for each Series B Preferred Share owned at the record date for the determination of stockholders entitled to vote on such matter or, if no such record date is established, at the date such vote is taken or any written consent of stockholders is solicited. In the event of a liquidation event, any holders of the Series B Preferred Shares shall be entitled to receive, for each Series B Preferred Shares, the stated value in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its stockholders. The Series B Preferred Shares are not convertible into shares of the Company’s common stock. No shares of Series B Preferred Shares have been issued or are outstanding.

On April 12, 2019, the Company’s Board of Directors approved the authorization of 200 Series C Preferred Shares with a par value of $0.001 (“Series C Preferred Shares”). The holders of the Series C Preferred Shares have no voting rights, receive no dividends, and are entitled to a liquidation preference equal to the stated value. At any time, the Company may redeem the Series C Preferred Shares at 1.2 times the stated value. Given the right of redemption is solely at the option of the Company, the Series C Preferred Shares are not considered mandatorily redeemable, and as such are classified in shareholders’ equity on the Company’s consolidated balance sheet.

Each Series C Preferred Share is convertible into shares of the Company’s common stock in an amount equal to the greater of: (a) 200,000 shares of common stock or (b) the amount derived by dividing the stated value by the product of 0.7 times the market price of the Company’s common stock, defined as the lowest trading price of the Company’s common stock during the ten day period preceding the conversion date. The holder may not convert any Series C Preferred Shares if the total amount of shares held, together with holdings of its affiliates, following a conversion exceeds 9.99% of the Company’s common stock.

The common shares issued upon conversion of the Series C Preferred Shares have been registered under the Company’s then-effective registration statement on Form S-3. On April 12, 2019, the Company sold 190 Series C Preferred Shares for $1,890, net of issuance costs and on July 15, 2019 sold 10 Series C Preferred Shares for $100. During the second and third quarters of 2019, holders converted 50 Series C Preferred Shares into 14,077,092 shares of common stock and 35 Series C Preferred Shares into 13,528,575 shares of common stock, respectively. 115 shares of Series C Preferred Stock are issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.

Upon issuance of the Series C Preferred Shares during the second and third quarters of 2019, the Company recorded a deemed dividend based on the beneficial conversion feature underlying the Preferred Shares, measured as the difference between the conversion price of the Series C Preferred Shares and the fair value of the underlying common stock Accordingly, on April 12, 2019 and July 2019 issuances, the Company recorded deemed dividends of $859 and $46, respectively.

Note 8. Stock–Based Compensation

Issuance of restricted common stock – directors, officers and employees

The Company’s activity in restricted common stock was as follows for the three months ended March 31, 2020:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2020	650,000	$1.24
Granted	-	$-
Vested	(383,333)	$1.46
Non–vested at March 31, 2020	266,667	$0.94

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

Note 8. Stock–Based Compensation, continued

For the three months ended March 31, 2020 and 2019, the Company has recorded $220 and $894, in employee and director stock–based compensation expense, which is a component of general and administrative expenses in the consolidated statement of operations. As of March 31, 2020, unamortized stock-based compensation costs related to restricted share arrangements was $3 and will be recognized over a weighted average period of 0.22 years.

Stock options

As of December 31, 2019, the Company had 6,000,000 stock options with a weighted average exercise price of $0.71 and a weighted average grant date fair value of $1.29. All the stock options were fully vested and there were no unrecognized costs. Under the terms of the stock option agreement, all options expired on January 31, 2020. As of March 31, 2020, there are no outstanding or exercisable stock options.

Note 9. Commitments and Contingencies

Bitcoin Production Equipment and Operations

On August 14, 2018, the Company entered a collaborative venture with Bit5ive, LLC to develop a fully contained crypto currency mining pod (the “POD5 Agreement”) for a term of five years. Pursuant to the POD5 Agreement, the Company assists with the design and development of the POD5 Containers. The Company retains naming rights to the pods and receives royalty payments from Bit5ive, LLC in exchange for providing capital as well as engineering and design expertise. During the three months ended March 31, 2020 and 2019, the Company received royalties and recognized revenue under this agreement of $3 and $0, respectively.

Electricity Contract

In June 2019, the Company entered into a two-year contract for electric power with the City of Lafayette, Georgia, a municipal corporation of the State of Georgia (“the City”). The Company makes monthly payments based upon electricity consumed, at a negotiated kilowatt per hour rate, inclusive of transmission charges and exclusive of state and local sales taxes. Over time, the Company is entitled to utilize a load of 10 megawatts. For each month, the Company estimates its expected electric load, and should the actual load drop below 90% of this estimate, the City reserves the right to impose a modest penalty to the hourly kilowatt rate for electricity consumed.

In connection with this agreement, the Company paid a $154 security deposit and such amount is classified as Other Assets in the Company’s consolidated balance sheet as of March 31, 2020.

Management Agreement Termination Liability

On August 31, 2019, the Company entered into two Settlement and Termination Agreements (the “Settlement Agreements”) to management agreements it entered in 2017 with two accredited investors (together the “Users”). Under the terms of the Settlement Agreements, the Company will pay the Users a percentage of profits (“Settlement Distribution”) of Bitcoin mining as defined in the Settlement Agreements. The estimated present value of the Settlement Distributions of $337 was recorded as termination expense with an offsetting liability on August 31, 2019. Since two of the components of the Settlement Distribution, Bitcoin price and Difficulty Rate, as defined in the Settlement Agreements, are based on market conditions, the liability will be adjusted to fair value on a quarterly basis and any changes will be recorded in the statement of operations. As such, the liability is considered a Level 3 financial instrument. During 2019, the Company recognized a gain on the change in the fair value of $176 based on the change of Bitcoin price and Difficulty Rate, and along with the monthly Settlement Distributions valued at $45, the liability was reduced to $116 as of December 31, 2019. During the three months ended March 31, 2020, the Company recognized a gain on the change in the fair value of $15 based on the change of Bitcoin price and Difficulty Rate, and along with the monthly Settlement Distributions valued at $43, the liability was reduced to $58 as of March 31, 2020. Based on the terms of the Settlement Agreements, Settlement Distributions are scheduled to terminate on September 30, 2020.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

Note 9. Commitments and Contingencies, continued

Legal

The Company has resolved a number of shareholder derivative actions pending in state and federal courts.

On January 24, 2017, the Company was served with a summons and complaint filed by plaintiff shareholder Atul Ojha in New York state court against certain officers and directors of the Company and naming the Company as a nominal defendant. The lawsuit is styled as a derivative action (the “Ojha Derivative Action”) and was originally filed (but not served on any defendant) on October 15, 2016. The Ojha Derivative Action substantively alleges that the defendants, collectively or individually, inadequately managed the business and assets of the Company resulting in the deterioration of the Company’s financial condition. The Ojha Derivative Action asserts claims including, but not limited to, breach of fiduciary duties, unjust enrichment and waste of corporate assets.

On December 12, 2018, a shareholder derivative action was filed by shareholder Bob Thomas against certain current and former directors, officers and shareholders of the Company, and naming the Company as a nominal defendant, in New York state court, alleging breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste and seeking declaratory relief and damages (the “Thomas Derivative Action”). The underlying allegations in the Thomas Derivative Action largely repeat the allegations of wrongdoing in the 2018 Securities Class Actions, as defined in the Company’s 2019 Form 10-K filed with the SEC on March 30, 2020.

On April 23, 2020, the Company entered into a stipulation of settlement (the “Stipulation”) in connection with the Ojha Derivative Action and the Thomas Derivative Action (together, the “Derivative Actions”). The consideration for the settlement of the Derivative Actions is as follows: (i) adoption by the Company of certain corporate governance reforms, the terms of which are fully set forth in Exhibits A and B to the Stipulation; (ii) Robert B. Ladd, H. Robert Holmes, Michael Onghai, and Nolan Bushnell shall collectively pay or cause to be paid $75 to the Company; and (iii) Barry C. Honig, John Stetson, Michael Brauser, John O’Rourke III, and Mark Groussman shall collectively pay or cause to be paid $150 to the Company. Further, the Company shall, subject to court approval, pay a fee and expense award to plaintiffs’ counsel in the Derivative Actions of $150 and service awards to each of the two plaintiffs in the Derivative Actions of $1.5 each, to be paid from the fee and expense award. On April 24, 2020, the New York state court entered an order preliminarily approving the Stipulation and the settlement contemplated therein and providing for the notice of the settlement to be made to current MGT Stockholders. The Preliminary Approval Order further provides that the Court will hold a hearing on the settlement on June 26, 2020. On May 4, 2020, pursuant to the Preliminary Approval Order, MGT provided notice of the settlement on its website, by press release and by filing a Form 8-K with the Securities and Exchange Commission.

On August 28, 2019, a shareholder derivative action was filed by shareholder Tyler Tomczak against the certain directors, officers and shareholders of the Company, and naming the Company as a nominal defendant, in the United States District Court for the Southern District of New York, alleging breach of fiduciary duties, waste and unjust enrichment and seeking declaratory relief and damages (the “Tomczak Derivative Action”). The underlying allegations in the Tomczak Derivative Action largely repeat the allegations of wrongdoing in the 2018 Securities Class Actions.

On September 11, 2019, a shareholder derivative action was filed by shareholder Arthur Aviles against certain directors, officers and shareholders of the Company, and naming the Company as a nominal defendant, in the United States District Court for the District of Delaware, alleging breach of fiduciary duties, waste and unjust enrichment and seeking declaratory relief and damages (the “Aviles Derivative Action”). The underlying allegations in the Aviles Derivative Action largely repeat the allegations of wrongdoing in the 2018 Securities Class Actions.

On May 7, 2020, the Company entered into a stipulation of settlement (the “Federal Stipulation”) in connection with the Tomczak Derivative Action and the Aviles Derivative Action (together, the “Federal Derivative Actions”). The consideration for the settlement of the Federal Derivative Actions is as follows: (i) adoption by the Company of a certain corporate governance reform, the terms of which are fully set forth in Exhibit A to the Federal Stipulation; and (ii) Robert B. Ladd, H. Robert Holmes, and Michael Onghai shall collectively pay or cause to be paid $65 to the Company. Further, the Company shall, subject to court approval, pay a fee and expense award to plaintiffs’ counsel in the Federal Derivative Actions of $30 and incentive awards to each of the two plaintiffs in the Federal Derivative Actions of $.4 each. The parties to the Federal Stipulation presently intend to file the Federal Stipulation with the appropriate federal court after final approval of the settlement of the two state Derivative Actions referred to above.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

Note 9. Commitments and Contingencies, continued

In November 2018, the Company’s board received a shareholder demand letter dated November 6, 2018, from shareholders Nicholas Fulton and Kelsey Thacker (the “Fulton Demand”). The Fulton Demand referenced the SEC Action, as defined in the Company’s 2019 Form 10-K filed with the SEC on March 30, 2020, and the allegations therein, and demanded that the board take action to investigate, address and remedy the allegations raised in the SEC Action. Shortly after the New York state court entered the order preliminarily approving the stipulation of settlement in connection with the Ojha Derivative Action and the Thomas Derivative Action, counsel for the Company informed counsel for shareholders Nicholas Fulton and Kelsey Thacker of that stipulation of settlement and of counsel for the Company’s view that the releases in the settlement covered the matters raised in the Fulton Demand.

Note 10. Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. During the three months ended March 31, 2020 and 2019, the Company made contributions to the 401(k) Plan of $4 and $4, respectively.

Note 11. Subsequent Events

The Company has evaluated the impacts of subsequent events through May 14, 2020 and has determined that no such events occurred that were required to be reflected in the unaudited condensed consolidated financial statements, except as described within the above notes and described below.

On May 7, 2020, the holder of the June 2018 Note converted $150,000 of debt principal into 16,483,516 shares of common stock, reducing the outstanding principal to $429.

On April 16, 2020, the Company entered into a promissory note with Aquesta Bank for $108 in connection with the Paycheck Protection Program offered by the U.S. Small Business Administration. The note bears interest at 1% per annum, with monthly installments of $6 commencing on November 1, 2020 for 18 months through its maturity on April 1, 2022. The principal amount of the loan will be forgiven if the loan proceeds are used to pay for payroll costs, rent and utilities costs over the 8-week period after the loan is made. Not more than 25% of the forgiven amount may be used for non-payroll costs. The amount of the loan forgiveness will be reduced if the Company reduces its full-time head count.

On May 11, 2020, the third Halving, described below, occurred, revising the reward payout to 6.25 Bitcoin per block, from the previous reward payout of 12.5 Bitcoin per block The supply of Bitcoin is finite. Once 21 million Bitcoin are generated, the network will stop producing more. Currently, there are approximately 18 million Bitcoin in circulation, or 85% of the total supply of Bitcoin. Within the Bitcoin protocol is an event referred to as Halving where the Bitcoin reward provided upon mining a block is reduced by 50%. Halvings are scheduled to occur once every 210,000 blocks, or roughly every four years, until the maximum supply of 21 million Bitcoin is reached.

Item 2. Management’s discussion and analysis of financial condition and results of operations

This Quarterly Report on Form 10–Q contains forward–looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The statements contained herein that are not purely historical are forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward–looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe” and similar expressions or variations intended to identify forward–looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward–looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward–looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10–K for the fiscal year ended December 31, 2019 as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020, in addition to other public reports we filed with the SEC. The forward–looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward–looking statements to reflect events or circumstances after the date of such statements.

Executive summary

MGT Capital Investments, Inc. (“MGT” or the “Company”) was incorporated in Delaware in 2000. MGT was originally incorporated in Utah in 1977. MGT is comprised of the parent company and its wholly owned subsidiary MGT Sweden AB. MGT’s corporate office is in Raleigh, North Carolina.

All dollar figures set forth in this Quarterly Report on this Form 10-Q are in thousands, except per-share amounts.

Current Operations

The Company operates 1,500 new generation Bitcoin miners at its Company-owned and managed facility located in LaFayette, GA. All miners were purchased from Bitmaintech Pte. Ltd., a Singapore limited company (“Bitmain”), and are collectively rated at approximately 80 Ph/s in computing power. The Company’s miners are housed in five modified shipping containers including two manufactured by Bit5ive LLC of Miami, Florida (“Pod5ive Containers”). A utility substation, adjacent to the several acre property, has access to over 20 megawatts (MW) of low-cost power. The Company’s current electrical load is estimated at slightly over 3.0 MW. The entire facility, including the land, five 2500 KVA 3-phase transformers, the mining containers, and miners, are owned by MGT. As the Company is presently using only one-third of the built-out available electrical load, it is exploring ways to grow its current operations.

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

Due to the steadily declining price of Bitcoin throughout the first quarter of 2019, the Company decided it was not economically responsible to continue mining operations until Bitcoin economics improved, which occurred in May 2019. On March 22, 2019, the Company entered into a settlement agreement to terminate its initial hosting agreement in Washington and conveyed ownership of its onsite mining assets for full satisfaction of outstanding hosting service fees. In August and September 2019, the Company terminated its management agreements with third party investors and in December 2019, terminated its hosting arrangements in Colorado and Ohio.

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

Revenue recognition

The Company’s primary revenue stream is related to the mining of digital currencies. The Company derives its revenue by solving “blocks” to be added to the blockchain and providing transaction verification services within the digital currency network of Bitcoin, commonly termed “cryptocurrency mining.” In consideration for these services, the Company receives digital currency (“Coins”). The Coins are recorded as revenue, using the average spot price of Bitcoin on the date of receipt. The Coins are recorded on the balance sheet as an intangible digital asset valued at the lower of cost or net realizable value. Net realizable value adjustments, to adjust the value of Coins to market value, are included in cost of revenue on the Company’s consolidated statement of operations. Further, any gain or loss on the sale of Coins would be recorded to costs of revenue. Costs of revenue include electricity costs, equipment and infrastructure depreciation, and net realizable value adjustments. During 2019, costs of revenues also included hosting fees based on third-party hosting agreements, all of which were terminated as of December 31, 2019.

The Company also recognizes a royalty participation upon the sale of Pod5ive Containers by Bit5ive LLC under the terms of a collaboration agreement entered in August 2018.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight–line method on the various asset classes over their estimated useful lives, which range from one to ten years when placed in service. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. Deposits on property and equipment are initially classified as Other Assets and upon delivery, installation and full payment, the assets are classified as property and equipment on the consolidated balance sheet.

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

Recent accounting pronouncements

Note 3 to our unaudited condensed consolidated financial statements appearing elsewhere in this report includes Recent Accounting Pronouncements.

Results of operations

Three months ended March 31, 2020 and 2019

Revenues

Our revenues for the three months ended March 31, 2020 increased by $649 to $677 as compared to $28 for the three months ended March 31, 2019. Our revenue is derived from cryptocurrency mining. Revenue during the three months ended March 31, 2020 were generated from the Company-owned and managed facility located in LaFayette, GA. Revenue during the three months ended March 31, 2019 were generated from a third-party hosting arrangement in Washington which was terminated on March 22, 2019. Due to the steadily declining price of Bitcoin throughout the first quarter of 2019, the Company decided it was not economically responsible to continue mining operations until Bitcoin economics improved, which occurred in May 2019.

Operating Expenses

Operating expenses for the three months ended March 31, 2020 decreased by $365, or 18%, to $1,635 as compared to $2,000 for the three months ended March 31, 2019. The decrease in operating expenses was primarily due to a decrease in general and administrative expenses of $884, offset by an increase of $519 in cost of revenue from cryptocurrency mining resulting from the ramp up of the Company’s mining operations in Georgia during the three month ended March 31, 2020. Cost of revenue during the three months ended March 31, 2019 consisted of fees under a third-party hosting arrangement in Washington which it terminated on March 22, 2019.

The decrease in general and administrative expenses of $884 or 46% to $1,030 as compared to $1,914 for the three months ended March 31, 2020, was primarily due to a decrease in stock-based compensation of $729 based on less shares issued or vested and a lower stock price in 2020 compared to 2019, a decrease in payroll and related expenses of $32, a recovery of $431 of Swedish energy taxes, offset by an increase in legal and professional fees of $250, and costs related to the Company’s mining facility in Georgia of $89.

Other Income and Expense

For the three months ended March 31, 2020, non–operating expenses consisted of interest income of $10, accretion of debt discount of $421, a change in the fair value of the liability associated with the termination of the management agreements of $15 and a gain on sale of property and equipment of $30. During the comparable period ended March 31, 2019, non–operating expenses consisted of interest expense of $3, accretion of debt discount of $1,127, gain on extinguishment of debt of $1,311 and a gain on sale of property and equipment of $82.

Liquidity and capital resources

Sources of Liquidity

We have historically financed our business through the sale of debt and equity interests. We have incurred significant operating losses since inception and continue to generate losses from operations and as of March 31, 2020 have an accumulated deficit of $415,826. At March 31, 2020, our cash and cash equivalents were $18, and our working capital deficit was $1,442. As of March 31, 2020, we had one note payable outstanding with a principal amount of $579, after conversions of $200 and $150 of debt principal into 15,037,594 and 17,709,563 shares of common stock in February and March of 2020, respectively.

In January 2020, management completed the initial phase of its plan to consolidate its activities in Company-owned and managed facilities, executing on its expansion model to secure low cost power and grow its cryptocurrency assets. In connection with this plan, the Company terminated its management agreements and its third-party hosting arrangements in 2019. The Company will need to raise additional funding to grow its operations and to pay current maturities of debt. There can be no assurance however that the Company will be able to raise additional capital when needed, or at terms deemed acceptable, if at all. The Company’s ability to raise additional capital will also be impacted by the volatility of Bitcoin and the recent outbreak of COVID-19, both of which are highly uncertain, cannot be predicted and could have an adverse effect on the Company’s business and financial condition. Such factors raise substantial doubt about the Company’s ability to sustain operations for at least one year from the issuance of these unaudited condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The price of Bitcoin is volatile, and fluctuations are expected. Declines in the price of Bitcoin have had a negative impact on our operating results and liquidity and could harm the price of our common stock. Movements may be influenced by various factors, including, but not limited to, government regulation, security breaches experienced by service providers, as well as political and economic uncertainties around the world. Since we record revenue based on the price of earned Bitcoin and we may retain such Bitcoin as an asset or as payment for future expenses, the relative value of such revenues may fluctuate, as will the value of any Bitcoin we retain. The low and high exchange price per Bitcoin for the year ending December 31, 2019, as reported by Blockchain.info, were approximately $3 and $14 respectively. During the period January 1, 2020 through March 31, 2020, the price of Bitcoin remained volatile, with a low and high exchange price per Bitcoin of approximately $5 and $10, respectively.

The supply of Bitcoin is finite. Once 21 million Bitcoin are generated, the network will stop producing more. Currently, there are approximately 18 million Bitcoin in circulation, or 85% of the total supply of Bitcoin. Within the Bitcoin protocol is an event referred to as Halving where the Bitcoin reward provided upon mining a block is reduced by 50%. Halvings are scheduled to occur once every 210,000 blocks, or roughly every four years, until the maximum supply of 21 million Bitcoin is reached. The third Halving occurred on May 11, 2020, with a revised reward payout of 6.25 Bitcoin per block, from the previous reward payout of 12.5 Bitcoin per block

Given a stable hash rate, a Halving reduces the number of new Bitcoin being generated by the network. While the effect is to limit the supply of new coins, it has no impact on the quantity of total Bitcoin outstanding. As a result, the price of Bitcoin could rise or fall based on overall investor and consumer demand. Should the price of Bitcoin remain unchanged after the May 11, 2020 Halving, the Company’s revenue would be reduced by 50%, with a much larger negative impact to profit.

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

U.S. Small Business Administration-Paycheck Protection Plan

On April 16, 2020, we entered into a promissory note with Aquesta Bank for $108 in connection the Paycheck Protection Program offered by the U.S. Small Business Administration. The note bears interest at 1% per annum, with monthly installments of $6 commencing on November 1, 2020 for 18 months through its maturity on April 1, 2022. The principal amount of the loan will be forgiven if the loan proceeds are used to pay for payroll costs, rent and utilities costs over the 8-week period after the loan is made. Not more than 25% of the forgiven amount may be used for non-payroll costs. The amount of the loan forgiveness will be reduced if we reduce our full-time head count.

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

In June 2019, we entered into a new equity purchase agreement pursuant to which we may issue and sell to Oasis from time to time up to 76,558,643 shares of our common stock that are registered with the SEC under a Form S-1 that went effective on June 25, 2019. Through December 31, 2019, we sold 52,000,000 shares of our common stock under the Form S-1 and no shares were sold during the three months ended March 31, 2020. Upon the filing of our 2019 Form 10-K with the SEC on March 30, 2020, we will need to file a post-effective amendment to the Form S-1 to enable further sales of our common stock under this registration statement.

Property & Equipment Acquisitions and Commitments

In connection with our plans to consolidate our activities in a Company-owned and managed facility in LaFayette, Georgia, we acquired the following assets during 2019 and through March 31, 2020:

●	6 acres of land in Lafayette, Georgia for $57
●	1,500 Bitcoin miners valued at $2,313
●	Infrastructure costs totaling $998
●	5 modified Bitcoin mining containers for $782

Phase I of the LaFayette site is structurally complete. The entire facility, including the land, five 2500 KVA 3-phase transformers, the mining containers and the miners, are owned by MGT. As we are presently using only one-third of the available electrical load, we are exploring ways to grow our current operations.

Cash Flows

	Three Months ended March 31,
	2020	2019
Cash (used in) / provided by
Operating activities	$183	$(1,109)
Investing activities	(381)	-
Financing activities	-	1,375
Net (decrease) increase in cash and cash equivalents	$(198)	$266

Operating activities

Net cash provided by operating activities was $183 for the three months ended March 31, 2020 as compared to net cash used in operating activities of $1,109 for the three months ended March 31, 2019. Cash provided by operating activities for the three months ended March 31, 2020 primarily consisted of a net loss of $1,324, offset by non-cash charges of $983 (including: depreciation of $342, stock-based compensation of $220 and amortization of note discount of $421), and reduced by the change in the fair value of the liability associated with the termination of the management agreements of $15, a gain from sale of property and equipment of $30, and a change in working capital of $569.

Net cash used in operating activities of $1,109 for the three months ended March 31, 2019 primarily consisted of a net loss of $1,709, offset by non-cash charges of $2,076 (including: stock-based compensation of $949 and amortization of note discount of $1,127), partially offset by a non-cash gain on debt extinguishment of $1,311, with a change in working capital of $83.

Investing activities

Net cash used in investing activities was $381 for the three months ended March 31, 2020, consisting of purchases of property and equipment of $343 and payment of a security deposit of $38. There were no investing activities during the three months ended March 31, 2019.

Financing activities

There were no financing activities during the three months ended March 31, 2020. During the three months ended March 31, 2019, cash provided by financing activities totaled $1,375, consisting of $1,457 from the sale of stock under our equity purchase agreement, offset by $82 in repayments of notes payable.

Off–balance sheet arrangements

As of March 31, 2020, we had no obligations, assets or liabilities which would be considered off–balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off–balance sheet arrangements.

Item 3. Quantitative and qualitative disclosures about market risk

The Company is not exposed to market risk related to interest rates on foreign currencies.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020 . Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were effective as March 31, 2020.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), we performed a complete documentation of the Company’s significant processes and key controls, and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2020, there were no changes to internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

The Company has resolved a number of shareholder derivative actions pending in state and federal courts.

On January 24, 2017, the Company was served with a summons and complaint filed by plaintiff shareholder Atul Ojha in New York state court against certain officers and directors of the Company and naming the Company as a nominal defendant. The lawsuit is styled as a derivative action (the “Ojha Derivative Action”) and was originally filed (but not served on any defendant) on October 15, 2016. The Ojha Derivative Action substantively alleges that the defendants, collectively or individually, inadequately managed the business and assets of the Company resulting in the deterioration of the Company’s financial condition. The Ojha Derivative Action asserts claims including, but not limited to, breach of fiduciary duties, unjust enrichment and waste of corporate assets.

On December 12, 2018, a shareholder derivative action was filed by shareholder Bob Thomas against certain current and former directors, officers and shareholders of the Company, and naming the Company as a nominal defendant, in New York state court, alleging breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste and seeking declaratory relief and damages (the “Thomas Derivative Action”). The underlying allegations in the Thomas Derivative Action largely repeat the allegations of wrongdoing in the 2018 Securities Class Actions, as defined in the Company’s 2019 Form 10-K filed with the SEC on March 30, 2020.

On April 23, 2020, the Company entered into a stipulation of settlement (the “Stipulation”) in connection with the Ojha Derivative Action and the Thomas Derivative Action (together, the “Derivative Actions”). The consideration for the settlement of the Derivative Actions is as follows: (i) adoption by the Company of certain corporate governance reforms, the terms of which are fully set forth in Exhibits A and B to the Stipulation; (ii) Robert B. Ladd, H. Robert Holmes, Michael Onghai, and Nolan Bushnell shall collectively pay or cause to be paid $75 to the Company; and (iii) Barry C. Honig, John Stetson, Michael Brauser, John O’Rourke III, and Mark Groussman shall collectively pay or cause to be paid $150 to the Company. Further, the Company shall, subject to court approval, pay a fee and expense award to plaintiffs’ counsel in the Derivative Actions of $150 and service awards to each of the two plaintiffs in the Derivative Actions of $1.5 each, to be paid from the fee and expense award. On April 24, 2020, the New York state court entered an order preliminarily approving the Stipulation and the settlement contemplated therein and providing for the notice of the settlement to be made to current MGT Stockholders. The Preliminary Approval Order further provides that the Court will hold a hearing on the settlement on June 26, 2020. On May 4, 2020, pursuant to the Preliminary Approval Order, MGT provided notice of the settlement on its website, by press release and by filing a Form 8-K with the Securities and Exchange Commission.

On August 28, 2019, a shareholder derivative action was filed by shareholder Tyler Tomczak against the certain directors, officers and shareholders of the Company, and naming the Company as a nominal defendant, in the United States District Court for the Southern District of New York, alleging breach of fiduciary duties, waste and unjust enrichment and seeking declaratory relief and damages (the “Tomczak Derivative Action”). The underlying allegations in the Tomczak Derivative Action largely repeat the allegations of wrongdoing in the 2018 Securities Class Actions.

On September 11, 2019, a shareholder derivative action was filed by shareholder Arthur Aviles against certain directors, officers and shareholders of the Company, and naming the Company as a nominal defendant, in the United States District Court for the District of Delaware, alleging breach of fiduciary duties, waste and unjust enrichment and seeking declaratory relief and damages (the “Aviles Derivative Action”). The underlying allegations in the Aviles Derivative Action largely repeat the allegations of wrongdoing in the 2018 Securities Class Actions.

On May 7, 2020, the Company entered into a stipulation of settlement (the “Federal Stipulation”) in connection with the Tomczak Derivative Action and the Aviles Derivative Action (together, the “Federal Derivative Actions”). The consideration for the settlement of the Federal Derivative Actions is as follows: (i) adoption by the Company of a certain corporate governance reform, the terms of which are fully set forth in Exhibit A to the Federal Stipulation; and (ii) Robert B. Ladd, H. Robert Holmes, and Michael Onghai shall collectively pay or cause to be paid $65 to the Company. Further, the Company shall, subject to court approval, pay a fee and expense award to plaintiffs’ counsel in the Federal Derivative Actions of $30 and incentive awards to each of the two plaintiffs in the Federal Derivative Actions of $.4 each. The parties to the Federal Stipulation presently intend to file the Federal Stipulation with the appropriate federal court after final approval of the settlement of the two state Derivative Actions referred to above.

In November 2018, the Company’s board received a shareholder demand letter dated November 6, 2018, from shareholders Nicholas Fulton and Kelsey Thacker (the “Fulton Demand”). The Fulton Demand referenced the SEC Action, as defined in the Company’s 2019 Form 10-K filed with the SEC on March 30, 2020, and the allegations therein, and demanded that the board take action to investigate, address and remedy the allegations raised in the SEC Action. Shortly after the New York state court entered the order preliminarily approving the stipulation of settlement in connection with the Ojha Derivative Action and the Thomas Derivative Action, counsel for the Company informed counsel for shareholders Nicholas Fulton and Kelsey Thacker of that stipulation of settlement and of counsel for the Company’s view that the releases in the settlement covered the matters raised in the Fulton Demand.

Item 1A. Risk factors

There are no additional risk factors other than those discussed in our Annual Report on Form 10–K, as filed with the SEC on March 30, 2020.

Item 2. Unregistered sales of equity securities and use of proceeds

On May 7, 2020, the Company issued 16,483,516 shares of common stock to Iliad Research and Trading, L.P. in connection with the conversion of $150 of outstanding principal.

In issuing the securities described above, the Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

MGT CAPITAL INVESTMENTS, INC

Date: May 14, 2020	By:	/s/ Robert B. Ladd
Robert B. Ladd
President and Chief Executive Officer
(Principal Executive Officer)

