Form 10-Q
period 2020-06-30
MGT CAPITAL INVESTMENTS, INC.
filed 2021-01-12
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes [  ] No [X]

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

Yes [  ] No [X]

As of January 11, 2021, there were 506,779,781 shares of the registrant’s Common stock, $0.001 par value per share, issued and outstanding.

MGT CAPITAL INVESTMENTS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per-share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$58	$216
Prepaid expenses and other current assets	161	125
Intangible digital assets	7	18
Total current assets	226	359

Non-current assets
Property and equipment, at cost, net	2,868	3,536
Right of use asset, operating lease, net of accumulated amortization	65	78
Other assets	123	321
Total assets	$3,282	$4,294

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,379	$795
Accrued expenses and other payables	82	26
Current portion of SBA PPP Note	48	-
Note payable, net of discount	154	52
Management agreement termination liability	10	116
Operating lease liability	18	19
Total current liabilities	1,691	1,008

Non-current liabilities
SBA PPP Note, less current portion	60	-
Operating lease liability	47	59
Total liabilities	1,798	1,067

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Undesignated preferred stock, $0.001 par value, 8,489,800 shares authorized. No shares issued and outstanding at June 30, 2020 and December 31, 2019.	-	-
Series B preferred stock, $0.001 par value, 10,000 shares authorized.No shares issued or outstanding at June 30, 2020 and December 31, 2019.	-	-
Series C convertible preferred stock, $0.001 par value, 200 and 200 shares authorized at June 30, 2020 and December 31, 2019, respectively. 115 and 115 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.001 par value; 2,500,000,000 shares authorized; 489,615,049 and 413,701,289 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively.	490	414
Additional paid-in capital	418,236	417,315
Accumulated deficit	(417,242)	(414,502)
Total stockholders’ equity	1,484	3,227

Total Liabilities and Stockholders’ Equity	$3,282	$4,294

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

Revenue	$460	$70	$1,137	$98

Operating expenses
Cost of revenue	532	18	1,137	104
General and administrative	623	2,074	1,653	3,988
Total operating expenses	1,155	2,092	2,790	4,092

Operating loss	(695)	(2,022)	(1,653)	(3,994)

Other non-operating income (expense)
Interest income	-	3	10	-
Change in fair value of liability	23		38	-
Accretion of debt discount	(456)	(3,073)	(877)	(4,164)
Gain (loss) on sale of property and equipment	(288)	-	(258)	82
Gain on extinguishment of debt	-	1,473	-	2,748
Total non-operating expense	(721)	(1,597)	(1,087)	(1,334)

Net loss	(1,416)	(3,619)	(2,740)	(5,328)

Deemed dividend	-	(959)	-	(959)
Net loss attributable to common stockholders	$(1,416)	$(4,578)	$(2,740)	$(6,287)
Per-share data
Basic and diluted loss per share	$(0.00)	$(0.02)	$(0.01)	$(0.04)

Weighted average number of common shares outstanding	460,697,195	210,625,579	442,692,337	166,758,828

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance at January 1, 2020	115	$-	413,701,289	$414	$417,315	$-	$(414,502)	$3,227
Stock based compensation - employee restricted stock	-	-		-	220	-	-	220
Common stock issued on conversion of note payable	-	-	32,747,157	33	317	-	-	350
Net loss	-	-		-	-	-	(1,324)	(1,324)
Balance at March 31, 2020	115	-	446,448,446	447	417,852	-	(415,826)	2,473
Stock based compensation - employee restricted stock	-	-	-	-	2	-	-	2
Common stock issued on conversion of notes payable	-	-	43,166,603	43	382	-	-	425
Net Loss	-	-		-		-	(1,416)	(1,416)
Balance at June 30, 2020	115	$-	489,615,049	$490	$418,236	$-	$(417,242)	$1,484

	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance at January 1, 2019	-	$-	111,079,683	$111	$403,299	$-	$(404,719)	$(1,309)
Stock based compensation	-	-		-	894	-	-	894
Stock issued for services	-	-	160,500	-	60	-	-	60
Sale of stock under equity purchase agreement	-	-	43,100,000	43	2,111	(346)	-	1,808
Cumulative effect adjustment related to ASU adoption	-	-	-	-	-	-	3	3
Net loss	-	-	-	-	-	-	(1,709)	(1,709)
Balance at March 31, 2019	-	-	154,340,183	154	406,364	(346)	(406,425)	(253)
Stock based compensation - employee restricted stock	-	-	-	-	730	-	-	730
Sale of stock under equity purchase agreement	-	-	23,900,000	24	1,502	346	-	1,872
Common stock issued on conversion of notes payable	-	-	57,224,243	57	1,640	-	-	1,697
Stock sold in connection with registered direct placements	-	-	17,500,000	18	507	-	-	525
Sale of preferred stock	190	-	-	-	1,890	-	-	1,890
Conversion of preferred stock	(50)	-	14,077,092	14	(14)	-	-	-
Cancellation of shares received from transfer agent	-	-	(83,752)	-	-	-	-	-
Exercise of warrants	-	-	4,000,000	4	116	-	-	120
Deemed dividend	-	-	-	-	959	-	(959)	-
Net loss	-	-	-	-	-	-	(3,619)	(3,619)
Balance at June 30, 2019	140	$-	270,957,766	$271	$413,694	$-	$(411,003)	$2,962

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(2,740)	$(5,328)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	658	-
(Gain) loss on sale of property and equipment	288	(82)
Change in fair value of liability	(38)	-
Stock-based compensation expense	222	1,679
Extinguishment of note payable	-	(2,748)
Amortization of note discount	877	4,164
Change in operating assets and liabilities	-
Prepaid expenses and other current assets	(36)	(220)
Intangible digital assets	11	(54)
Management agreement termination liability	(68)	-
Right of use asset	13	36
Operating lease liability	(13)	(37)
Other assets	(5)	4
Accounts payable	584	(108)
Accrued expenses	56	83
Net cash used in operating activities	(191)	(2,611)

Cash Flows From Investing Activities
Purchase of property and equipment	(370)	(72)
Deposits made on property and equipment	(38)	-
Refund of security deposit	34
Proceeds from sale of property and equipment	299	-
Net cash used in investing activities	(75)	(72)

Cash Flows From Financing Activities
Proceeds from sale of common stock	-	525
Payment of deferred offering costs	-	(8)
Proceeds from sale of stock under equity purchase agreement, net of issuance costs	-	3,329
Sale of preferred stock, net of issuance costs	-	1,890
Repayment of notes payable	-	(210)
Proceeds from exercise of warrants	-	120
Proceeds from SBA PPP bank loan	108	-
Net cash provided by financing activities	108	5,646

Net change in cash and cash equivalents	(158)	2,963

Cash and cash equivalents, beginning of period	216	96
Cash and cash equivalents, end of period	$58	$3,059

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$3
Cash paid for income tax	$-	$-

Non-cash investing and financing activities
Deemed dividend on warrant modification and beneficial conversion feature of preferred stock	$-	$959
Cumulative effect adjustment related to ASU adoption	$-	$3
Conversion of notes payable into common stock	$775	$1,697
Repayment of note payable and interest through the issuance of shares under the equity purchase agreement	$-	$354
Non-cash deferred offering costs	$-	$62
Conversion of Series C convertible preferred stock into common stock	$-	$14

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

Cryptocurrency mining

Current Operations

The Company owns approximately 924 and 669 S17 Antminer Pro Bitcoin miners at its Company-owned and managed facility located in LaFayette, GA as of June 30, 2020 and January 11, 2021, respectively. All miners were purchased from Bitmaintech Pte. Ltd., a Singapore limited company (“Bitmain”), and are collectively rated at approximately 30 Ph/s in computing power. Bitmain has acknowledged manufacturing defects, combined with inadequate repair facilities, rendering approximately one half of our miners in need of repair or replacement. The Company’s miners are housed in four modified shipping containers including one manufactured by Bit5ive LLC of Miami, Florida (“Pod5ive Containers”). A utility substation, adjacent to the several acre property, has access to over 20 megawatts (MW) of low-cost power. The Company’s current electrical load is estimated at slightly over 1.0 MW. The entire facility, including the land, two 2500 KVA 3-phase transformers, the mining containers, and miners, are owned by MGT. As the Company is presently using only a portion of the built-out available electrical load, it is exploring ways to grow and maintain its current operations including but not limited to further equipment sales, leasing space to other Bitcoin miners, and raising capital to acquire newest generation miners.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10–Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2019, as filed with the SEC on March 30, 2020. Operating results for the three and six months ended June 30, 2020 and 2019 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2020.

COVID-19 pandemic:

The COVID-19 pandemic represents a fluid situation that presents a wide range of potential impacts of varying durations for different global geographies, including locations where we have offices, employees, customers, vendors and other suppliers and business partners.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

Like most US-based businesses, the COVID-19 pandemic and efforts to mitigate the same began to have impacts on our business in March 2020. By that time, much of our first fiscal quarter was completed.

In light of broader macro-economic risks and already known impacts on certain industries, we have taken, and continue to take targeted steps to lower our operating expenses because of the COVID-19 pandemic. We continue to monitor the impacts of COVID-19 on our operations closely and this situation could change based on a significant number of factors that are not entirely within our control and are discussed in this and other sections of this quarterly report on Form 10-Q.

To date, travel restrictions and border closures have not materially impacted our ability to operate. However, if such restrictions become more severe, they could negatively impact those activities in a way that would harm our business over the long term. Travel restrictions impacting people can restrain our ability to operate, but at present we do not expect these restrictions on personal travel to be material to our business operations or financial results.

Like most companies, we have taken a range of actions with respect to how we operate to assure we comply with government restrictions and guidelines as well as best practices to protect the health and well-being of our employees. We have also undertaken measures to reduce our administrative and advisory costs required as a publicly reporting company. Actions taken to date include salary reductions for senior management and termination of certain consulting agreements. However, the impacts of COVID-19 and efforts to mitigate the same have remained unpredictable and it remains possible that challenges may arise in the future.

The actions we have taken so far during the COVID-19 pandemic include, but are not limited to:

●	requiring all employees who can work from home to work from home;

●	increasing our IT networking capability to best assure employees can work effectively outside the office; and

●	for employees who must perform essential functions in one of our offices;

●	Having employees maintain a distance of at least six feet from other employees whenever possible;

●	Having employees work in dedicated shifts to lower the risk all employees who perform similar tasks might become infected by COVID-19;

●	Having employees stay segregated from other employees in the office with whom they require no interaction; and

●	Requiring employees to wear masks while they are in the office whenever possible.

Note 2. Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2020, the Company had incurred significant operating losses since inception and continues to generate losses from operations. As of June 30, 2020, the Company had an accumulated deficit of $417,242. As of June 30, 2020 MGT’s cash and cash equivalents were $58.

The Company will require additional funding to grow its operations. Further, depending upon operational profitability, the Company may also need to raise additional funding for ongoing working capital purposes. There can be no assurance however that the Company will be able to raise additional capital when needed, or at terms deemed acceptable, if at all. The Company’s ability to raise additional capital is impacted by the volatility of Bitcoin mining economics and the SEC’s ongoing enforcement action against our Chief Executive Officer, both of which are highly uncertain, cannot be predicted, and could have an adverse effect on the Company’s business and financial condition.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

Since January 2020, the Company has secured working capital from a PPP loan, the issuance of a convertible note, and the sale of assets.

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

The Company also recognizes a royalty participation upon the sale of Pod5ive Containers under the terms of a five-year collaboration agreement entered in August 2018.

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

Accordingly, the computation of diluted loss per share for the three and six months ended June 30, 2020 excludes 66,667 unvested restricted shares, 14,174,747 shares issuable upon the conversion of convertible debt, and 105,990,783 shares issuable under convertible preferred stock. The computation of diluted loss per share for the three and six months ended June 30, 2019 excludes 1,100,001 unvested restricted shares, 6,000,000 shares issuable under stock options, 74,776,203 shares issuable upon conversion of convertible debt, 1,450,000 shares issuable under warrants, and 48,780,488 shares issuable under preferred stock.

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

As of June 30, 2020, the Company had a Level 3 financial instrument related to the management agreement termination liability. Observable transactions are not available to aid in determining the fair value of the management agreement termination liability. Therefore, the fair value was determined based on the remaining payments which include two components that are based on market conditions, Bitcoin price and Difficulty Rate, thus requiring the liability to be adjusted to fair value on a periodic basis. The fair value of Bitcoin price and Difficulty Rate are obtained on quoted prices in active markets.

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

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents. The Company’s combined accounts were $58 and $216 as of June 30, 2020 and December 31, 2019, respectively. Since the FDIC’s insurance coverage is for combined account balances that do not exceed $250, there is no concentration of credit risks.

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

Digital Currencies

Digital currencies are included in current assets in the condensed consolidated balance sheets. Digital currencies are recorded at the lower of cost or net realizable value.

Net realizable value adjustments, to adjust the value of Coins to market value, are included in cost of revenue on the Company’s consolidated statement of operations. Further, any gain or loss on the sale of Coins would be recorded to costs of revenue. Costs of revenue include hosting fees, equipment and infrastructure depreciation, net realizable value adjustments, and electricity costs.

Halving – The Bitcoin blockchain and the cryptocurrency reward for solving a block is subject to periodic incremental halving. Halving is a process designed to control the overall supply and reduce the risk of inflation in cryptocurrencies using a Proof-of-Work consensus algorithm. At a predetermined block, the mining reward is cut in half, hence the term “Halving.” A Halving for bitcoin occurred on May 12, 2020. Many factors influence the price of Bitcoin and potential increases or decreases in prices in advance of or following a future halving is unknown.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

The following table presents the activities of the digital currencies for the six months ended June 30, 2020:

Digital currencies at December 31, 2019	$18
Additions of digital currencies from mining	1,133
Payment of digital currencies to management partners	(68)
Realized gain on sale of digital currencies	12
Sale of digital currencies	(1,085)
Digital currencies at June 30, 2020	$7

Note 4. Property, Plant, and Equipment and Other Assets

Property and equipment consisted of the following:

	As of
	June 30, 2020	December 31, 2019
Land	$57	$57
Computer hardware and software	10	10
Bitcoin mining machines	1,542	2,313
Infrastructure	1,027	771
Containers	782	467
Leasehold improvements	4	-
Property and equipment, gross	3,422	3,618
Less: Accumulated depreciation	(554)	(82)
Property and equipment, net	$2,868	$3,536

The Company recorded depreciation expense of $658 and $316 for the three and six months ended June 30, 2020, respectively. No depreciation was recorded during the three and six months ended June 30, 2019 as the Company fully impaired all its property and equipment as of December 31, 2018. For the three and six months ended June 30, 2020, a loss on sale of property and equipment of $288 and $258, respectively, was recorded as other non-operating expense related to the sale and disposition of Antminer Pro Bitcoin miners.

Other Assets consisted of the following:

	As of
	June 30, 2020	December 31, 2019
Deposits on containers	$-	$203
Security deposits	123	118
Other Assets	$123	$321

During September 2019, the Company entered into an agreement to purchase two containers to house the Bitcoin mining machines and paid a deposit of $203. Full payment on these containers was made upon delivery and installation in January 2020, at which time the cost of containers was reclassified to property and equipment and depreciated over the estimated useful life of 5 years using the straight-line method. The Company has paid $120 in security deposits related to its electrical contract, see Note 9, and $3 related to its office lease in Raleigh, NC.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

Note 5. Notes Payable

May 2018 Notes

On May 23, 2018, the Company entered into a securities purchase agreement with two accredited investors, pursuant to which the Company issued $840 in unsecured promissory notes for aggregate consideration of $700 (the “May 2018 Notes”), with an initial maturity date of March 23, 2019. On January 7, 2019, and again on March 28, 2019 the Company entered amendments to one of the May 2018 Notes, whereby the parties agreed to extend the maturity date of the note to July 15, 2019, agreed to forego certain monthly installments, and agreed prospective installments were to be paid in cash unless the Company elected to make payments in shares of the Company’s common stock, at a price equal to the lowest VWAP of the Company’s common stock during the preceding twenty trading days multiplied by 70%, or any lower price made available to any other holder of the Company’s securities. In consideration of these amendments, the Company incurred extension fees of $121. Because these amendments were considered substantive changes, the Company accounted for the modifications as extinguishments of debt and recorded a gain of $0 and $320 during the three and six months ended June 30, 2019, respectively.

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

June 2018 Note

On June 1, 2018, the Company entered into a note purchase agreement with an accredited investor, pursuant to which the Company issued an unsecured promissory note in the amount of $3,600 (the “June 2018 Note”) for consideration of $3,000. The outstanding balance was to be made in nine equal monthly installments beginning August 1, 2018, with an initial maturity date of April 1, 2019, with no prepayment penalty. Upon an event of default, the outstanding balance of the promissory note would immediately increase by 120% and become immediately due and payable. Prior to 2019, this note was amended twice.

On January 28, 2019, the Company entered a third amendment, whereby the parties agreed to extend the maturity date to October 1, 2019 and to forego certain monthly installments. The parties also agreed the Company would pay all installments in cash unless both the Company and the lender agreed to make payments in shares of the Company’s common stock, at a price equal the lowest intra-day trade price of the Company’s common stock during the preceding twenty trading days multiplied by 70%. In consideration of this amendment, the Company incurred an extension fee of $527. The Company accounted for this amendment as an extinguishment of debt and recorded a gain of $0 and $991 during the three and six months ended June 30, 2019, respectively.

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

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

On December 31, 2019, the Company entered a fifth amendment extending the maturity date to June 30, 2020 and deleting in its entirety, the requirement to settle the outstanding balance with cash, common stock conversion or any combination thereof, no later than December 15, 2019. An extension fee of $84 was added to the outstanding balance bringing the total outstanding principal balance to $929 as of December 31, 2019. The Company accounted for this amendment as an extinguishment of debt and recorded a gain of $792. In connection with recording the new debt, the Company recorded debt discount of $877 including both (i) the time value of money and (ii) the discount related to the conversion feature underlying the debt instrument. The Company obtained a waiver from the holder of June 2019 Note. Subsequent to June 30, 2020, the remaining amount of this note was fully converted into common shares (refer to Note 11 - Subsequent Events).

The holder of the June 2018 Note also acquired 17,500,000 shares of the Company’s common stock on April 12, 2019, and is an affiliate of the acquirer of 160 shares of Series C Convertible Preferred Stock with a par value of $0.001 and a stated value of $10,000 per share (“Preferred Shares”) acquired during 2019, of which 115 Preferred Shares remain outstanding as of June 30, 2020. See Note 7 below for a further description of the Preferred Shares. The holder of the June 2018 Note and its affiliates are collectively subject to a maximum beneficial ownership of 9.99%.

During the six months ended June 30, 2020, the Company issued 75,913,760 shares of its common stock upon the conversion of $775 in outstanding principal, reducing the outstanding principal balance to $154 as of June 30, 2020. The Company obtained a waiver from the holder of the June 2018 Note. Subsequent to June 30, 2020, the remaining amount of this note was fully converted into common shares (refer to Note 11 - Subsequent Events).

December 2018 Note

On December 6, 2018, the Company entered into a note purchase agreement with an accredited investor, pursuant to which the Company issued an unsecured promissory note in the amount of $598 (the “December 2018 Note”) for consideration of $500, with an interest rate of 8% per annum and a maturity date of May 6, 2019. The note was paid in full in March 2019.

The PPP Loan

On April 16, 2020, the Company entered into a promissory note with Aquesta Bank for $108 in connection with the Paycheck Protection Program offered by the U.S. Small Business Administration. The note bears interest at 1% per annum, with monthly installments of $6 commencing on November 1, 2021 for 18 months through its maturity on April 1, 2023. The principal amount of the loan will be forgiven if the loan proceeds are used to pay for payroll costs, rent and utilities costs over the 24-week period after the loan is made. Not more than 25% of the forgiven amount may be used for non-payroll costs. The amount of the loan forgiveness will be reduced if the Company reduces its full-time head count. As of June 30, 2020, the Company has included in current and non-current liabilities $48 and $60, respectively. The Company has started the process to request loan forgiveness and expects to be successful based on the stated criteria.

Notes payable consisted of the following:

	As of June 30, 2020
	Principal	Discount	Net
Total notes payable-June 2018 Note	$154	$-	$154

	As of December 31, 2019
	Principal	Discount	Net
Total notes payable-June 2018 Note	$929	$(877)	$52

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

During the three months ended June 30, 2020 and 2019, the Company recorded accretion of debt discount of $456 and $3,073, respectively.

During the six months ended June 30, 2020 and 2019, the Company recorded accretion of debt discount of $877 and $4,164, respectively.

Note 6. Leases

In December 2019, the Company entered a new office lease in connection with the relocation of its executive office to Raleigh, North Carolina. The Company accounted for its new office lease as an operating lease under the guidance of Topic 842. Rent expense under the new lease is $3 per month, with annual increases of 3% during the three-year term. The Company used an incremental borrowing rate of 29.91% based on the weighted average effective interest rate of its outstanding debt. In December 2019, the Company recorded a Right of Use Asset of $79 and a corresponding Lease Liability of $79. The Right to Use Asset is accounted for as an operating lease and has a balance, net of amortization, of $65 as of June 30, 2020.

Total future minimum payments required under the lease agreement are as follows:

Amount
Remainder of 2020	$18
2021	38
2022	38
Total undiscounted minimum future lease payments	$94
Less Imputed interest	(29)
Present value of operating lease liabilities	$65
Disclosed as:
Current portion	$18
Non-current portion	47
$65

The Company’s former executive office was located in Durham, North Carolina under a sublease agreement that was terminated in December 2019, with monthly rent of $7 in the final year of the sublease agreement. The Company recorded rent expense of $9 and $20 for the three months ended June 30, 2020 and 2019, respectively, and $18 and $40 for the six months ended June 30, 2020 and 2019, respectively.

At June 30, 2020, the weighted average remaining lease term for operating lease was 2.45 years. The Company’s lease agreement does not contain any material residual value guarantees or material restrictive covenants.

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

Equity Purchase Agreement under Form S-1

On June 3, 2019, the Company entered into an equity purchase agreement with Oasis Capital, whereby the Company had the right, but not the obligation, to direct Oasis Capital to purchase shares of the Company’s common stock (the “New Put Shares”) in an amount in each instance up to the lesser of $1,000 or 250% of the average daily trading volume by delivering a notice to Oasis Capital (the “New Put Notice”). The purchase price (the “Purchase Price”) for the New Put Shares shall equal 95% of the one lowest daily volume weighted average price on a principal market during the five trading days immediately following the date Oasis receives the New Put Shares via DWAC associated with the applicable New Put Notice (the “Valuation Period”). The closing of a New Put Notice shall occur within one trading day following the end of the respective Valuation Period, whereby (i) Oasis shall deliver the Investment Amount (as defined below) to the Company by wire transfer of immediately available funds and (ii) Oasis shall return surplus New Put Shares if the value of the New Put Shares delivered to Oasis causes the Company to exceed the maximum commitment amount. The Company shall not deliver another New Put Notice to Oasis within ten trading days of a prior New Put Notice. The “Investment Amount” means the aggregate Purchase Price for the New Put Shares purchased by Oasis, minus clearing costs payable to Oasis’s broker or to the Company’s transfer agent for the issuance of the New Put Shares. The shares issuable under the equity purchase agreement are registered with the SEC under a registration statement on Form S-1 that was declared effective on June 25, 2019 covering up to 76,558,643 shares of common stock (the “S-1”), and are subject to a maximum beneficial ownership by Oasis Capital of 9.99%.

Through December 31, 2019, the Company sold 52,000,000 shares of its common stock under the Form S-1 and no shares were sold during the six months ended June 30, 2020.

By way of a post-effective amendment on June 25, 2020, the company filed to terminate the effectiveness of the S-1 and to deregister all shares of common stock that remained unsold. The SEC permitted this post-effective amendment to go effective July 2, 2020.

Other Common Stock Issuances

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

During the six months ended June 30, 2019, the Company issued 160,500 shares of its common stock to consultants in exchange for services. These services were valued at $60 based upon the value of the shares issued. No shares were issued to consultants during the six months ended June 30, 2020.

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

The common shares issued upon conversion of the Series C Preferred Shares have been registered under the Company’s then-effective registration statement on Form S-3. On April 12, 2019, the Company sold 190 Series C Preferred Shares for $1,890, net of issuance costs and on July 15, 2019 sold 10 Series C Preferred Shares for $100. During the second and third quarters of 2019, holders converted 50 Series C Preferred Shares into 14,077,092 shares of common stock and 35 Series C Preferred Shares into 13,528,575 shares of common stock, respectively. 115 shares of Series C Preferred Stock are issued and outstanding as of June 30, 2020 and December 31, 2019.

Upon issuance of the Series C Preferred Shares during the second and third quarters of 2019, the Company recorded a deemed dividend based on the beneficial conversion feature underlying the Preferred Shares, measured as the difference between the conversion price of the Series C Preferred Shares and the fair value of the underlying common stock Accordingly, on April 12, 2019 and July 2019 issuances, the Company recorded deemed dividends of $959 and $46, respectively.

Note 8. Stock–Based Compensation

Issuance of restricted common stock – directors, officers and employees

The Company’s activity in restricted common stock was as follows for the six months ended June 30, 2020:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2020	650,000	$1.24
Granted	-	$-
Vested	(583,333)	$1.48
Non–vested at June 30, 2020	66,667	$0.04

For the three months ended June 30, 2020 and 2019, the Company has recorded $2 and $730, in employee and director stock–based compensation expense, which is a component of general and administrative expenses in the consolidated statement of operations.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

For the six months ended June 30, 2020 and 2019, the Company has recorded $222 and $1,679, in employee and director stock–based compensation expense, which is a component of general and administrative expenses in the consolidated statement of operations.

As of June 30, 2020, unamortized stock-based compensation costs related to restricted share arrangements was $2 and will be recognized over a weighted average period of 0.58 years.

Stock options

As of December 31, 2019, the Company had 6,000,000 stock options with a weighted average exercise price of $0.71 and a weighted average grant date fair value of $1.29. All the stock options were fully vested and there were no unrecognized costs. Under the terms of the stock option agreement, all options expired on January 31, 2020. As of June 30, 2020, there are no outstanding or exercisable stock options.

Note 9. Commitments and Contingencies

Bitcoin Production Equipment and Operations

On August 14, 2018, the Company entered a collaborative venture with Bit5ive, LLC to develop a fully contained crypto currency mining pod (the “POD5 Agreement”) for a term of five years. Pursuant to the POD5 Agreement, the Company assists with the design and development of the POD5 Containers. The Company retains naming rights to the pods and receives royalty payments from Bit5ive, LLC in exchange for providing capital as well as engineering and design expertise. During the three and six months ended June 30, 2020 the Company received royalties and recognized revenue under this agreement of $3 for both periods. During the three and six months ended June 30, 2019, revenues recognized under this agreement was $47 for both periods.

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

In connection with this agreement, the Company paid a $154 security deposit, which was reduced to $120 in June 2020. The new amount is classified as Other Assets in the Company’s consolidated balance sheet as of June 30, 2020.

Management Agreement Termination Liability

On August 31, 2019, the Company entered into two Settlement and Termination Agreements (the “Settlement Agreements”) to management agreements it entered in 2017 with two accredited investors (together the “Users”). Under the terms of the Settlement Agreements, the Company will pay the Users a percentage of profits (“Settlement Distribution”) of Bitcoin mining as defined in the Settlement Agreements. The estimated present value of the Settlement Distributions of $337 was recorded as termination expense with an offsetting liability on August 31, 2019. Since two of the components of the Settlement Distribution, Bitcoin price and Difficulty Rate, as defined in the Settlement Agreements, are based on market conditions, the liability will be adjusted to fair value on a quarterly basis and any changes will be recorded in the statement of operations. As such, the liability is considered a Level 3 financial instrument. During 2019, the Company recognized a gain on the change in the fair value of $176 based on the change of Bitcoin price and Difficulty Rate, and along with the monthly Settlement Distributions valued at $45, the liability was reduced to $116 as of December 31, 2019. During the three and six months ended June 30, 2020, the Company recognized a gain on the change in the fair value of $23 and $38, respectively, based on the change of Bitcoin price and Difficulty Rate, and along with the monthly Settlement Distributions valued at $25, the liability was reduced to $10 as of June 30, 2020. Based on the terms of the Settlement Agreements, Settlement Distributions are scheduled to terminate on September 30, 2020.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

Legal

The Company has resolved all shareholder legal actions formerly pending in state and federal courts.

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

Final approval of the settlement of the State Derivative Actions was granted on July 2, 2020.

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

On May 7, 2020, the Company entered into a stipulation of settlement (the “Federal Stipulation”) in connection with the Tomczak Derivative Action and the Aviles Derivative Action (together, the “Federal Derivative Actions”). The consideration for the settlement of the Federal Derivative Actions is as follows: (i) adoption by the Company of a certain corporate governance reform, the terms of which are fully set forth in Exhibit A to the Federal Stipulation; and (ii) Robert B. Ladd, H. Robert Holmes, and Michael Onghai shall collectively pay or cause to be paid $65 to the Company. Further, the Company shall, subject to court approval, pay a fee and expense award to plaintiffs’ counsel in the Federal Derivative Actions of $30 and incentive awards to each of the two plaintiffs in the Federal Derivative Actions of $0.4 each. The parties to the Federal Stipulation presently intend to file the Federal Stipulation with the appropriate federal court after final approval of the settlement of the two state Derivative Actions referred to above.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

Final approval of the settlement of the Federal Derivative Actions was granted on August 5, 2020.

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

Final approval of the settlement of the 2018 Securities Class Actions was granted on May 27, 2020. The plaintiff shareholder class received $750 in cash settlement, inclusive of attorney fees. This amount was paid by the Company’s insurance carrier.

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

Note 10. Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. During the six months ended June 30, 2020 and 2019, the Company made contributions to the 401(k) Plan of $8 and $9, respectively.

Note 11. Subsequent Events

As detailed in Note 9, Final approval of the settlement of the State Derivative Actions was granted on July 2, 2020, and final approval of the settlement of the Federal Derivative Actions was granted on August 5, 2020.

On July 28, 2020, the holder of the June 2018 Note converted $154 of debt principal into 17,164,732 shares of common stock, reducing the outstanding principal to zero.

As previously disclosed, in October 2019, the Company and its then officers and directors received subpoenas from the SEC requesting information, including but not limited to, with respect to risk factors contained in certain of the Company’s filings with the SEC. On October 21, 2020, the SEC notified the Company this investigation concluded, and it does not intend to recommend an enforcement action by the Commission against MGT in this matter. This notice was sent pursuant to guidelines set out in Securities Acts Release 5310, which states in part that the notice “must in no way be construed as indicating that the party has been exonerated or that no action may ultimately result from the Staff’s investigation.”

On December 8, 2020, the Company entered into a securities purchase agreement with Buckhead Capital LLC, pursuant to which it issued a convertible promissory note in the principal amount of $230 which is convertible, at the option of the holder, into shares of common stock at a conversion price equal to 70% of the lowest price for a share of common stock during the ten trading days immediately preceding the applicable conversion. The holder gave consideration of $200 for the convertible promissory note. The note bears interest at a rate of 8% per annum and will mature in twelve months.

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

Current Operations

The Company owns approximately 924 and 669 S17 Antminer Pro Bitcoin miners at its Company-owned and managed facility located in LaFayette, GA as of June 30 2020 and January 11 ,2021, respectively. All miners were purchased from Bitmaintech Pte. Ltd., a Singapore limited company (“Bitmain”), and are collectively rated at approximately 30 Ph/s in computing power. Bitmain has acknowledged manufacturing defects, combined with inadequate repair facilities, rendering approximately one half of our miners in need of repair or replacement. The Company’s miners are housed in four modified shipping containers including one manufactured by Bit5ive LLC of Miami, Florida (“Pod5ive Containers”). A utility substation, adjacent to the several acre property, has access to over 20 megawatts (MW) of low-cost power. The Company’s current electrical load is estimated at slightly over 1.0 MW. The entire facility, including the land, two 2500 KVA 3-phase transformers, the mining containers, and miners, are owned by MGT. As the Company is presently using only a portion of the built-out available electrical load, it is exploring ways to grow and maintain its current operations including but not limited to further equipment sales, leasing space to other Bitcoin miners, and raising capital to acquire newest generation miners.

Currently, there are approximately 18.5 million Bitcoin in circulation, or almost 90% of the total supply of Bitcoin. Within the Bitcoin protocol is an event referred to as Halving where the Bitcoin reward provided upon mining a block is periodically reduced by 50%. Halvings are scheduled to occur once every 210,000 blocks, or roughly every four years, until the maximum supply of 21 million Bitcoin is reached. The third Halving occurred on May 11, 2020, with a revised reward payout of 6.25 Bitcoin per block, down from the previous reward payout of 12.5 Bitcoin per block

Critical accounting policies and estimates

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

Results of operations

Three months ended June 30, 2020 and 2019

Revenues

Our revenues for the three months ended June 30, 2020 increased by $390 to $460 as compared to $70 for the three months ended June 30, 2019. Our revenue is derived from cryptocurrency mining. Revenue during the three months ended June 30, 2020 were generated from the Company-owned and managed facility located in LaFayette, GA. Revenue during the three months ended June 30, 2019 were generated from a third-party hosting arrangement in Washington which was terminated on March 22, 2019. Due to the steadily declining price of Bitcoin throughout the first quarter of 2019, the Company decided it was not economically responsible to continue mining operations until Bitcoin economics improved, which occurred in May 2019.

Operating Expenses

Operating expenses for the three months ended June 30, 2020 decreased by $937, or 45%, to $1,155 as compared to $2,092 for the three months ended June 30, 2019. The decrease in operating expenses was primarily due to a decrease in general and administrative expenses of $1,451, offset by an increase of $514 in cost of revenue from cryptocurrency mining resulting from the ramp up of the Company’s mining operations in Georgia during the three months ended June 30, 2020.

The decrease in general and administrative expenses of $1,451 or 70% to $623 as compared to $2,074 for the three months ended June 30, 2020, was primarily due to a decrease in stock-based compensation of $728 based on fewer shares issued or vested and a lower stock price in 2020 compared to 2019, a decrease in payroll and related expenses of $86, a decrease in legal and professional fees of $232, offset by costs related to the Company’s mining facility in Georgia of $49.

Other Income and Expense

For the three months ended June 30, 2020, non–operating income and expenses consisted of accretion of debt discount of $456, income from the change in the fair value of the liability associated with the termination of the management agreements of $23, and a loss on sale of property and equipment of $288. During the comparable period ended June 30, 2019, non–operating income and expenses consisted of interest income of $3, accretion of debt discount of $3,073, and a gain on extinguishment of debt of $1,473.

Six months ended June 30, 2020 and 2019

Revenues

Our revenues for the six months ended June 30, 2020 increased by $1,039 to $1,137 as compared to $98 for the six months ended June 30, 2019. Our revenue is derived from cryptocurrency mining. Revenue during the six months ended June 30, 2020 were generated from the Company-owned and managed facility located in LaFayette, GA. Revenue during the six months ended June 30, 2019 were generated from a third-party hosting arrangement in Washington which was terminated on March 22, 2019. Due to the steadily declining price of Bitcoin throughout the first quarter of 2019, the Company decided it was not economically responsible to continue mining operations until Bitcoin economics improved, which occurred in May 2019.

Operating Expenses

Operating expenses for the six months ended June 30, 2020 decreased by $1,302, or 32%, to $2,790 as compared to $4,092 for the six months ended June 30, 2019. The decrease in operating expenses was primarily due to a decrease in general and administrative expenses of $2,335, offset by an increase of $1,033 in cost of revenue from cryptocurrency mining resulting from the ramp up of the Company’s mining operations in Georgia during the six month ended June 30, 2020. Cost of revenue during the six months ended June 30, 2019 consisted of fees under a third-party hosting arrangement in Washington which it terminated on March 22, 2019.

The decrease in general and administrative expenses of $2,335 or 59% to $1,653 as compared to $3,988 for the six months ended June 30, 2020, was primarily due to a decrease in stock-based compensation of $1,457 based on fewer shares issued or vested and a lower stock price in 2020 compared to 2019, a decrease in payroll and related expenses of $158, a recovery of $431 of Swedish energy taxes, offset by an increase in legal and professional fees of $86, and costs related to the Company’s mining facility in Georgia of $146.

Other Income and Expense

For the six months ended June 30, 2020, non–operating income and expenses consisted of interest income of $10, accretion of debt discount of $877, income from a change in the fair value of the liability associated with the termination of the management agreements of $38 and a loss on sale of property and equipment of $258. During the comparable period ended June 30, 2019, non–operating expenses consisted of accretion of debt discount of $4,164, gain on extinguishment of debt of $2,748 and a gain on sale of property and equipment of $82.

Liquidity and capital resources

Sources of Liquidity

We have historically financed our business through the sale of debt and equity interests. We have incurred significant operating losses since inception and continue to generate losses from operations and as of June 30, 2020 have an accumulated deficit of $417,242. At June 30, 2020, our cash and cash equivalents were $58, and our working capital deficit was $1,465. As of June 30, 2020, we had one note payable outstanding with a principal amount of $154, after conversion of $775 of debt principal into 75,913,760 shares of common stock during the six months ended June 30, 2020.

In January 2020, management completed the initial phase of its plan to consolidate its activities in Company-owned and managed facilities, executing on its expansion model to secure low cost power and grow its cryptocurrency assets. In connection with this plan, the Company terminated its management agreements and its third-party hosting arrangements in 2019. The Company will need to raise additional funding to grow its operations and to pay current maturities of debt. There can be no assurance however that the Company will be able to raise additional capital when needed, or at terms deemed acceptable, if at all. The Company’s ability to raise additional capital will also be impacted by the volatility of Bitcoin and the ongoing SEC enforcement action against our Chief Executive Officer, both of which are highly uncertain, cannot be predicted and could have an adverse effect on the Company’s business and financial condition. The issuance of any additional shares of Common Stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. Such factors raise substantial doubt about the Company’s ability to sustain operations for at least one year from the issuance of these unaudited condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The price of Bitcoin is volatile, and fluctuations are expected. Declines in the price of Bitcoin have had a negative impact on our operating results and liquidity and could harm the price of our common stock. Movements may be influenced by various factors, including, but not limited to, government regulation, security breaches experienced by service providers, as well as political and economic uncertainties around the world. Since we record revenue based on the price of earned Bitcoin and we may retain such Bitcoin as an asset or as payment for future expenses, the relative value of such revenues may fluctuate, as will the value of any Bitcoin we retain. The low and high exchange price per Bitcoin for the year ending December 31, 2019, as reported by Blockchain.info, were approximately $3 and $14 respectively. During the period January 1, 2020 through June 30, 2020, the price of Bitcoin remained volatile, with a low and high exchange price per Bitcoin of approximately $5 and $10, respectively.

The supply of Bitcoin is finite. Once 21 million Bitcoin are generated, the network will stop producing more. Currently, there are approximately 18.5 million Bitcoin in circulation, or 90% of the total supply of Bitcoin. Within the Bitcoin protocol is an event referred to as Halving where the Bitcoin reward provided upon mining a block is reduced by 50%. Halvings are scheduled to occur once every 210,000 blocks, or roughly every four years, until the maximum supply of 21 million Bitcoin is reached. The third Halving occurred on May 11, 2020, with a revised reward payout of 6.25 Bitcoin per block, down from the previous reward payout of 12.5 Bitcoin per block

Given a stable hash rate, a Halving reduces the number of new Bitcoin being generated by the network. While the effect is to limit the supply of new coins, it has no impact on the quantity of total Bitcoin outstanding. As a result, the price of Bitcoin could rise or fall based on overall investor and consumer demand. The price of Bitcoin has increased following the Halving on May 11, 2020 but the Company’s revenue has been reduced by nearly 50% as result of the lower reward payout, as compared with the period immediately preceding the Halving. The revenue decline, coupled with the relatively fixed cost of revenue (principally electricity and depreciation), creates a much larger negative impact to profit.

Our primary source of operating funds has been through debt and equity financing.

COVID-19 pandemic:

The COVID-19 pandemic represents a fluid situation that presents a wide range of potential impacts of varying durations for different global geographies, including locations where we have offices, employees, customers, vendors and other suppliers and business partners.

Like most US-based businesses, the COVID-19 pandemic and efforts to mitigate the same began to have impacts on our business in March 2020. By that time, much of our first fiscal quarter was completed.

In light of broader macro-economic risks and already known impacts on certain industries, we have taken, and continue to take targeted steps to lower our operating expenses because of the COVID-19 pandemic. We continue to monitor the impacts of COVID-19 on our operations closely and this situation could change based on a significant number of factors that are not entirely within our control and are discussed in this and other sections of this quarterly report on Form 10-Q.

To date, travel restrictions and border closures have not materially impacted our ability to operate. However, if such restrictions become more severe, they could negatively impact those activities in a way that would harm our business over the long term. Travel restrictions impacting people can restrain our ability to operate, but at present we do not expect these restrictions on personal travel to be material to our business operations or financial results.

Like most companies, we have taken a range of actions with respect to how we operate to assure we comply with government restrictions and guidelines as well as best practices to protect the health and well-being of our employees. We have also undertaken measures to reduce our administrative and advisory costs required as a publicly reporting company. Actions taken to date include salary reductions for senior management and termination of certain consulting agreements. However, the impacts of COVID-19 and efforts to mitigate the same have remained unpredictable and it remains possible that challenges may arise in the future.

The actions we have taken so far during the COVID-19 pandemic include, but are not limited to:

●	requiring all employees who can work from home to work from home;

●	increasing our IT networking capability to best assure employees can work effectively outside the office; and

●	for employees who must perform essential functions in one of our offices;

●	Having employees maintain a distance of at least six feet from other employees whenever possible;

●	Having employees work in dedicated shifts to lower the risk all employees who perform similar tasks might become infected by COVID-19;

●	Having employees stay segregated from other employees in the office with whom they require no interaction; and

●	Requiring employees to wear masks while they are in the office whenever possible.

U.S. Small Business Administration-Paycheck Protection Plan

On April 16, 2020, we entered into a promissory note with Aquesta Bank for $108 in connection the Paycheck Protection Program offered by the U.S. Small Business Administration. The note bears interest at 1% per annum, with monthly installments of $6 commencing on November 1, 2021 for 18 months through its maturity on April 1, 2023. The principal amount of the loan will be forgiven if the loan proceeds are used to pay for payroll costs, rent and utilities costs over the 24-week period after the loan is made. Not more than 25% of the forgiven amount may be used for non-payroll costs. The amount of the loan forgiveness will be reduced if we reduce our full-time head count. The Company has started the process for forgiveness and expects to be successful based on the stated criteria.

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

In June 2019, we entered into a new equity purchase agreement pursuant to which we may issue and sell to Oasis from time to time up to 76,558,643 shares of our common stock that are registered with the SEC under a Form S-1 that went effective on June 25, 2019. Through December 31, 2019, we sold 52,000,000 shares of our common stock under the Form S-1 and no shares were sold during the six months ended June 30, 2020. By way of a post-effective amendment on June 25, 2020, the company filed to terminate the effectiveness of the S-1 and to deregister all shares of common stock that remained unsold. The SEC permitted this post-effective amendment to go effective July 2, 2020.

Property & Equipment Acquisitions and Commitments

In connection with our plans to consolidate our activities in a Company-owned and managed facility in LaFayette, Georgia, we acquired the following assets during 2019 and through June 30, 2020:

●	6 acres of land in Lafayette, Georgia for $57
●	1,500 Bitcoin miners valued at $2,313
●	Infrastructure costs totaling $1,027
●	5 customized Bitcoin mining containers for $782

The Company has sold 532 and 787 miners, respectively through June 30, 2020 and January 11, 2021 respectively. It has also sold one mining container as of January 11, 2021.

The LaFayette site is structurally complete. The entire facility, including the land, two 2500 KVA 3-phase transformers, the mining containers and the miners, are owned by MGT. As we are presently using a small portion of the available electrical load, we are exploring ways to grow our current operations, including but not limited to further equipment sales, leasing space to other Bitcoin miners, and raising capital to acquire newest generation miners.

Cash Flows

	Six Months ended June 30,
	2020	2019
Cash (used in) / provided by
Operating activities	$(191)	$(2,611)
Investing activities	(75)	(72)
Financing activities	108	5,646
Net (decrease) increase in cash and cash equivalents	$(158)	$2,963

Operating activities

Net cash used in operating activities was $191 for the six months ended June 30, 2020 as compared to net cash used in operating activities of $2,611 for the six months ended June 30, 2019. Cash used in operating activities for the six months ended June 30, 2020 primarily consisted of a net loss of $2,740, offset by non-cash charges of $2,007 which includes depreciation of $658, stock-based compensation of $222, amortization of note discount of $877, a loss from sale of property and equipment of $288, offset by the change in the fair value of the liability associated with the termination of the management agreements of $38, and cash provided by a change in working capital of $542.

Net cash used in operating activities of $2,611 for the six months ended June 30, 2019 primarily consisted of a net loss of $5,328, offset by non-cash charges of $3,013, which includes stock-based compensation of $1,679 and amortization of note discount of $4,164, partially offset by a non-cash gain on debt extinguishment of $2,748 and a gain from sale of property and equipment of $82, and cash used from the change in working capital of $296.

Investing activities

Net cash used in investing activities was $75 for the six months ended June 30, 2020, consisting of purchases of property and equipment of $370 and payment of a security deposit of $38, offset by proceeds from the sale of property and equipment of $299 and refund of a security deposit of $34. Net cash used in investing activities was $72 for the six months ended June 30, 2019, consisting of purchases of property and equipment.

Financing activities

During the six months ended June 30, 2020, cash provided by financing activities totaled $108 from proceeds of an SBA PPP loan. During the six months ended June 30, 2019, cash provided by financing activities totaled $5,646, consisting of $3,329 from the sale of stock under our equity purchase agreement, $1,890 from the sale of preferred stock, $525 from the sale of common stock, $120 from the exercise of warrants, offset by $210 for the repayment of notes payable and $8 for the payment of deferred offering costs.

Off–balance sheet arrangements

As of June 30, 2020, we had no obligations, assets or liabilities which would be considered off–balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off–balance sheet arrangements.

Item 3. Quantitative and qualitative disclosures about market risk

The Company is not exposed to market risk related to interest rates on foreign currencies.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as June 30, 2020.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), we performed a complete documentation of the Company’s significant processes and key controls, and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2020.

Resignation of Principal Financial and Accounting Officer

Effective June 30, 2020, (1) our Board of Directors accepted the resignation of Robert Lowrey as Principal Financial and Accounting Officer and any other positions on which he served with respect to the Company and its subsidiaries and affiliates, and (2) the appointment of Robert Ladd, our Principal Executive Officer, as our new Principal Financial and Accounting Officer, in each case effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

Other than the resignation of our Principal Financial and Accounting Officer, during the quarter ended June 30, 2020, there were no changes to internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

The Company has resolved all shareholder legal actions formerly pending in state and federal courts.

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

Final approval of the settlement of the State Derivative Actions was granted on July 2, 2020.

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

On May 7, 2020, the Company entered into a stipulation of settlement (the “Federal Stipulation”) in connection with the Tomczak Derivative Action and the Aviles Derivative Action (together, the “Federal Derivative Actions”). The consideration for the settlement of the Federal Derivative Actions is as follows: (i) adoption by the Company of a certain corporate governance reform, the terms of which are fully set forth in Exhibit A to the Federal Stipulation; and (ii) Robert B. Ladd, H. Robert Holmes, and Michael Onghai shall collectively pay or cause to be paid $65 to the Company. Further, the Company shall, subject to court approval, pay a fee and expense award to plaintiffs’ counsel in the Federal Derivative Actions of $30 and incentive awards to each of the two plaintiffs in the Federal Derivative Actions of $0.4 each. The parties to the Federal Stipulation presently intend to file the Federal Stipulation with the appropriate federal court after final approval of the settlement of the two state Derivative Actions referred to above.

Final approval of the settlement of the Federal Derivative Actions was granted on August 5, 2020.

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

Final approval of the settlement of the 2018 Securities Class Actions was granted on May 27, 2020. The plaintiff shareholder class received $750 in cash settlement, inclusive of attorney fees. This amount was paid by the Company’s insurance carrier.

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

Item 2. Unregistered sales of equity securities and use of proceeds

On May 7, 2020, June 2, 2020 and June 30, 2020, the Company issued 16,483,516, 14,778,325 and 11,904,762 shares of common stock to Iliad Research and Trading, L.P. in connection with the conversion of $150, $150 and $125 of outstanding principal.

In issuing the securities described above, the Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

10.1	Separation Agreement, dated June 30, 2020, between Robert Lowrey and the Company*
31	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer*
32	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT CAPITAL INVESTMENTS, INC

Date: January 12, 2021	By:	/s/ Robert B. Ladd
Robert B. Ladd
President, Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

