Form 10-Q
period 2020-09-30
MGT CAPITAL INVESTMENTS, INC.
filed 2021-01-27
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes [  ] No [X ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S–T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [  ] No [X ]

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

Yes [  ] No [X]

As of January 25, 2021, there were 506,779,781 shares of the registrant’s Common stock, $0.001 par value per share, issued and outstanding.

MGT CAPITAL INVESTMENTS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per-share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$6	$216
Prepaid expenses and other current assets	62	125
Intangible digital assets	2	18
Total current assets	70	359

Non-current assets
Property and equipment, at cost, net	2,365	3,536
Right of use asset, operating lease, net of accumulated amortization	61	78
Other assets	123	321
Total assets	$2,619	$4,294

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,252	$795
Accrued expenses and other payables	148	26
Note payable, net of discount	-	52
Management agreement termination liability	-	116
Operating lease liability	22	19
Total current liabilities	1,422	1,008

Non-current liabilities
SBA PPP Note	111	-
Operating lease liability	39	59
Total liabilities	1,572	1,067

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Undesignated preferred stock, $0.001 par value, 8,489,800 shares authorized. No shares issued and outstanding at September 30, 2020 and December 31, 2019.	-	-
Series B preferred stock, $0.001 par value, 10,000 shares authorized. No shares issued or outstanding at September 30, 2020 and December 31, 2019.	-	-
Series C convertible preferred stock, $0.001 par value, 200 share authorized. 115 shares issued and outstanding at September 30, 2020 and December 31, 2019	-	-
Common stock, $0.001 par value; 2,500,000,000 shares authorized; 506,779,781 and 413,701,289 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively.	507	414
Additional paid-in capital	418,374	417,315
Accumulated deficit	(417,834)	(414,502)
Total stockholders’ equity	1,047	3,227

Total Liabilities and Stockholders’ Equity	$2,619	$4,294

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue	$153	$92	$1,290	$190

Operating expenses
Cost of revenue	339	89	1,476	193
General and administrative	390	1,884	2,043	5,874
Total operating expenses	729	1,973	3,519	6,067

Operating loss	(576)	(1,881)	(2,229)	(5,877)

Other non-operating income (expense)
Interest income	-	7	10	7
Change in fair value of liability	(12)	135	26	135
Accretion of debt discount	-	(946)	(877)	(5,110)
Gain (loss) on sale of property and equipment	(123)	431	(381)	513
Other income	119	-	119	-
Gain on extinguishment of debt	-	-	-	2,748
Total non-operating expense	(16)	(373)	(1,103)	(1,707)

Net loss	(592)	(2,254)	(3,332)	(7,584)

Deemed dividend	-	(46)	-	(1,005)

Net loss attributable to common stockholders	$(592)	$(2,300)	$(3,332)	$(8,589)
Per-share data
Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.04)

Weighted average number of common shares outstanding	501,742,305	318,545,977	462,662,998	217,910,541

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance at January 1, 2020	115	$-	413,701,289	$414	$417,315	$-	$(414,502)	$3,227
Stock based compensation - employee restricted stock	-	-		-	220	-	-	220
Common stock issued on conversion of note payable	-	-	32,747,157	33	317	-	-	350
Net loss	-	-		-	-	-	(1,324)	(1,324)
Balance at March 31, 2020 (unaudited)	115	-	446,448,446	447	417,852	-	(415,826)	2,473
Stock based compensation - employee restricted stock	-	-	-	-	2	-	-	2
Common stock issued on conversion of notes payable	-	-	43,166,603	43	382	-	-	425
Net loss	-	-		-		-	(1,416)	(1,416)
Balance at June 30, 2020 (unaudited)	115	-	489,615,049	490	418,236	-	(417,242)	1,484
Stock based compensation - employee restricted stock	-	-	-	-	1	-	-	1
Common stock issued on conversion of notes payable	-	-	17,164,732	17	137	-	-	154
Net loss							(592)	(592)
Balance at September 30, 2020 (unaudited)	115	$-	506,779,781	$507	$418,374	$-	$(417,834)	$1,047

	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance at January 1, 2019	-	$-	111,079,683	$111	$403,299	$-	$(404,719)	$(1,309)
Stock based compensation	-	-		-	894	-	-	894
Stock issued for services	-	-	160,500	-	60	-	-	60
Sale of stock under equity purchase agreement	-	-	43,100,000	43	2,111	(346)	-	1,808
Cumulative effect adjustment related to ASU adoption	-	-	-	-	-	-	3	3
Net loss	-	-	-	-	-	-	(1,709)	(1,709)
Balance at March 31, 2019 (unaudited)	-	-	154,340,183	154	406,364	(346)	(406,425)	(253)
Stock based compensation - employee restricted stock	-	-	-	-	730	-	-	730
Sale of stock under equity purchase agreement	-	-	23,900,000	24	1,502	346	-	1,872
Common stock issued on conversion of notes payable	-	-	57,224,243	57	1,640	-	-	1,697
Stock sold in connection with registered direct placements	-	-	17,500,000	18	507	-	-	525
Sale of preferred stock	190	-	-	-	1,890	-	-	1,890
Conversion of preferred stock	(50)	-	14,077,092	14	(14)	-	-	-
Cancellation of shares received from transfer agent	-	-	(83,752)	-	-	-	-	-
Exercise of warrants	-	-	4,000,000	4	116	-	-	120
Deemed dividend	-	-	-	-	959	-	(959)	-
Net loss	-	-	-	-	-	-	(3,619)	(3,619)
Balance at June 30, 2019 (unaudited)	140	-	270,957,766	271	413,694	-	(411,003)	2,962
Stock based compensation - employee restricted stock	-	-	-	-	312	-	-	312
Sale of stock under equity purchase agreement	-	-	40,000,000	40	1,402	-	-	1,442
Common stock issued on conversion of notes payable	-	-	16,654,170	16	434	-	-	450
Conversion of preferred stock	(35)	-	13,528,575	14	(14)	-	-	-
Sale of preferred stock	10	-	-	-	100	-	-	100
Issuance of common stock for mining assets	-	-	10,250,000	10	302	-	-	312
Warrant buy-back and cancellation	-	-	-	-	(14)	-	-	(14)
Deemed dividend	-	-	-	-	46	-	(46)	-
Net loss	-	-	-	-	-		(2,254)	(2,254)
Balance at September 30, 2019 (unaudited)	115	$-	351,390,511	$351	$416,262	$-	$(413,303)	$3,310

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(3,332)	$(7,584)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	902	27
(Gain) loss on sale of property and equipment	410	(513)
Change in fair value of liability	(26)	(135)
Stock-based compensation expense	222	1,991
Extinguishment of note payable	-	(2,748)
Amortization of note discount	877	5,110
Termination of management agreements	-	364
Change in operating assets and liabilities
Prepaid expenses and other current assets	63	(134)
Intangible digital assets	16	(22)
Management agreement termination liability	(90)	-
Right of use asset	17	54
Operating lease liability	(17)	(56)
Other assets	(2)	122
Accounts payable	457	250
Accrued expenses	122	50
Net cash used in operating activities	(381)	(3,224)

Cash Flows From Investing Activities
Purchase of property and equipment	(375)	(556)
Proceeds from sale of property and equipment	439	431
Deposits made on property and equipment	(38)	(1,817)
Refund of security deposit	34	-
Net cash provided by (used in) investing activities	60	(1,942)

Cash Flows From Financing Activities
Proceeds from SBA PPP loan	111	-
Proceeds from sale of common stock	-	525
Payment of deferred offering costs	-	(70)
Proceeds from sale of stock under equity purchase agreement, net of issuance costs	-	4,842
Sale of preferred stock, net of issuance costs	-	1,990
Repayment of notes payable	-	(210)
Proceeds from exercise of warrants	-	120
Warrant buybacks	-	(14)
Net cash provided by financing activities	111	7,183

Net change in cash and cash equivalents	(210)	2,017

Cash and cash equivalents, beginning of period	216	96
Cash and cash equivalents, end of period	$6	$2,113

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$3
Cash paid for income tax	$-	$-

Non-cash investing and financing activities
Deemed dividend on warrant modification and beneficial conversion feature of preferred stock	$-	$1,005
Cumulative effect adjustment related to ASU adoption	$-	$3
Conversion of notes payable into common stock	$929	$2,147
Repayment of note payable and interest through the issuance of shares under the equity purchase agreement	$-	$354
Acquisition of miners through common stock	$-	$312
Conversion of Series C convertible preferred stock into common stock	$-	$28
Reclassification of deferred offering costs	$-	$70

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

Cryptocurrency mining

Current Operations

The Company owns approximately 869 and 669 S17 Antminer Pro Bitcoin miners at its Company-owned and managed facility located in LaFayette, GA as of September 30, 2020 and January 25, 2021, respectively. All miners were purchased from Bitmaintech Pte. Ltd., a Singapore limited company (“Bitmain”), and are collectively rated at approximately 30 Ph/s in computing power. Bitmain has acknowledged manufacturing defects, combined with inadequate repair facilities, rendering approximately one half of our miners in need of repair or replacement. The Company’s miners are housed in four modified shipping containers including one manufactured by Bit5ive LLC of Miami, Florida (“Pod5ive Containers”). A utility substation, adjacent to the several acre property, has access to over 20 megawatts (MW) of low-cost power. The Company’s current electrical load is estimated at slightly over 1.0 MW. The entire facility, including the land, two 2500 KVA 3-phase transformers, the mining containers, and miners, are owned by MGT. As the Company is presently using only a portion of the built-out available electrical load, it is exploring ways to grow and maintain its current operations including but not limited to further equipment sales, leasing space to other Bitcoin miners, and raising capital to acquire newest generation miners.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10–Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2019, as filed with the SEC on March 30, 2020. Operating results for the three and nine months ended September 30, 2020 and 2019 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2020.

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

Note 2. Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2020, the Company had incurred significant operating losses since inception and continues to generate losses from operations. As of September 30, 2020, the Company had an accumulated deficit of $417,834. As of September 30, 2020 MGT’s cash and cash equivalents were $6.

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

Accordingly, the computation of diluted loss per share for the three and nine months ended September 30, 2020 excludes 66,667 unvested restricted shares and 126,373,626 shares issuable under convertible preferred stock. The computation of diluted loss per share for the three and nine months ended September 30, 2019 excludes 850,000 unvested restricted shares, 6,000,000 shares issuable under stock options, 97,575,510 shares issuable upon conversion of convertible debt, and 68,452,381 shares issuable under preferred stock.

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

As of September 30, 2020, the Company had a Level 3 financial instrument related to the management agreement termination liability. Observable transactions are not available to aid in determining the fair value of the management agreement termination liability. Therefore, the fair value was determined based on the remaining payments which include two components that are based on market conditions, Bitcoin price and Difficulty Rate, thus requiring the liability to be adjusted to fair value on a periodic basis. The fair value of Bitcoin price and Difficulty Rate are obtained on quoted prices in active markets.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents. The Company’s combined accounts were $6 and $216 as of September 30, 2020 and December 31, 2019, respectively. Since the FDIC’s insurance coverage is for combined account balances that do not exceed $250, there is no concentration of credit risks.

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

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2020-06 will have on its financial statements.

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

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

The following table presents the activities of digital currencies for the nine months ended September 30, 2020:

Digital currencies at December 31, 2019	$18
Additions of digital currencies from mining	1,287
Payment of digital currencies to management partners	(78)
Realized gain on sale of digital currencies	13
Net realizable value adjustment	(2)
Sale of digital currencies	(1,236)
Digital currencies at September 30, 2020	$2

Note 4. Property, Plant, and Equipment and Other Assets

Property and equipment consisted of the following:

	As of
	September 30, 2020	December 31, 2019
Land	$57	$57
Computer hardware and software	10	10
Bitcoin mining machines	1,469	2,313
Infrastructure	1,032	771
Containers	550	467
Leasehold improvements	4	-
Property and equipment, gross	3,122	3,618
Less: Accumulated depreciation	(757)	(82)
Property and equipment, net	$2,365	$3,536

The Company recorded depreciation expense of $244 and $902 for the three and nine months ended September 30, 2020, respectively. The Company recorded depreciation expense of $27 for the three and nine months ended September 30, 2019. For the three and nine months ended September 30, 2020, a loss on sale of property and equipment of $123 and $381, respectively, was recorded as other non-operating expense related to the sale and disposition of Antminer S17 Pro Bitcoin miners.

Other Assets consisted of the following:

	As of
	September 30, 2020	December 31, 2019
Deposits on containers	$-	$203
Security deposits	123	118
Other Assets	$123	$321

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

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

Note 5. Notes Payable

May 2018 Notes

On May 23, 2018, the Company entered into a securities purchase agreement with two accredited investors, pursuant to which the Company issued $840 in unsecured promissory notes for aggregate consideration of $700 (the “May 2018 Notes”), with an initial maturity date of March 23, 2019. On January 7, 2019, and again on March 28, 2019 the Company entered amendments to one of the May 2018 Notes, whereby the parties agreed to extend the maturity date of the note to July 15, 2019, agreed to forego certain monthly installments, and agreed prospective installments were to be paid in cash unless the Company elected to make payments in shares of the Company’s common stock, at a price equal to the lowest VWAP of the Company’s common stock during the preceding twenty trading days multiplied by 70%, or any lower price made available to any other holder of the Company’s securities. In consideration of these amendments, the Company incurred extension fees of $121. Because these amendments were considered substantive changes, the Company accounted for the modifications as extinguishments of debt and recorded a gain of $0 and $320 during the three and nine months ended September 30, 2019, respectively.

On April 9, 2019, the Company entered an amendment to one of its May 2018 Notes, whereby the parties agreed to extend the maturity date of the note to August 15, 2019, agreed to forego certain monthly installments, and provided a substantial conversion feature allowing the lender, in its sole discretion, the right to convert prospective installments into shares of the Company’s common stock, at a price equal to the lowest intra-day price of the Company’s common stock during the preceding twenty trading days multiplied by 70%, or any lower price made available to any other holder of the Company’s securities. In consideration of this amendment, the Company incurred an extension fee of $50. Because this amendment was considered a substantive change, the Company accounted for this modification as an extinguishment of debt and recorded a gain of $0 and $127 during the three and nine months ended September 30, 2019, respectively.

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

On January 28, 2019, the Company entered a third amendment, whereby the parties agreed to extend the maturity date to October 1, 2019 and to forego certain monthly installments. The parties also agreed the Company would pay all installments in cash unless both the Company and the lender agreed to make payments in shares of the Company’s common stock, at a price equal the lowest intra-day trade price of the Company’s common stock during the preceding twenty trading days multiplied by 70%. In consideration of this amendment, the Company incurred an extension fee of $527. The Company accounted for this amendment as an extinguishment of debt and recorded a gain of $0 and $991 during the three and nine months ended September 30, 2019, respectively.

On May 10, 2019, the Company entered a fourth amendment, allowing the lender to convert the total outstanding principal amount of $3,159 into shares of the Company’s common stock, at a price equal the lowest intra-day trade price of the Company’s common stock during the preceding twenty trading days multiplied by 70%, or any lower price made available to any other holder of the Company’s securities. This amendment also eliminated the Company’s mandatory monthly amortization payments and extended the maturity to December 15, 2019. After such date, and within 10 business days, any outstanding balance shall be satisfied, at the Company’s election, either with cash, common stock conversion, or any combination thereof. The Company accounted for this amendment as an extinguishment of debt and recorded a gain of $0 and 1,310 during the three and nine months ended September 30, 2019, respectively.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

On December 31, 2019, the Company entered a fifth amendment extending the maturity date to June 30, 2020 and deleting in its entirety, the requirement to settle the outstanding balance with cash, common stock conversion or any combination thereof, no later than December 15, 2019. An extension fee of $84 was added to the outstanding balance bringing the total outstanding principal balance to $929 as of December 31, 2019. The Company accounted for this amendment as an extinguishment of debt and recorded a gain of $792. In connection with recording the new debt, the Company recorded debt discount of $877 including both (i) the time value of money and (ii) the discount related to the conversion feature underlying the debt instrument. The Company obtained a waiver from the holder of June 2018 Note.

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

During the nine months ended September 30, 2020, the Company issued 93,078,492 shares of its common stock upon the conversion of $929 in outstanding principal, reducing the outstanding principal balance to $0 as of September 30, 2020.

December 2018 Note

On December 6, 2018, the Company entered into a note purchase agreement with an accredited investor, pursuant to which the Company issued an unsecured promissory note in the amount of $598 (the “December 2018 Note”) for consideration of $500, with an interest rate of 8% per annum and a maturity date of May 6, 2019. The note was paid in full in March 2019.

The PPP Loan

On April 16, 2020, the Company entered into a promissory note with Aquesta Bank for $111 in connection with the Paycheck Protection Program offered by the U.S. Small Business Administration. The note bears interest at 1% per annum, with monthly installments of $6 commencing on November 1, 2021 for 18 months through its maturity on April 1, 2023. The principal amount of the loan will be forgiven if the loan proceeds are used to pay for payroll costs, rent and utilities costs over the 24-week period after the loan is made. Not more than 25% of the forgiven amount may be used for non-payroll costs. The amount of the loan forgiveness will be reduced if the Company reduces its full-time head count. As of September 30, 2020, the Company has included in current and non-current liabilities $0 and $111, respectively. The Company has started the process to request loan forgiveness and expects to be successful based on the stated criteria.

Notes payable consisted of the following:

As of September 30, 2020
	Principal	Discount	Net
Total notes payable-June 2018 Note	$-	$-	$-

	As of December 31, 2019
	Principal	Discount	Net
Total notes payable-June 2018 Note	$929	$(877)	$52

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

During the three months ended September 30, 2020 and 2019, the Company recorded accretion of debt discount of $0 and $946, respectively.

During the nine months ended September 30, 2020 and 2019, the Company recorded accretion of debt discount of $877 and $5,110, respectively.

As of September 30, 2020, all of the May 2018, June 2018 and December 2018 have been extinguished.

Note 6. Leases

In December 2019, the Company entered a new office lease in connection with the relocation of its executive office to Raleigh, North Carolina. The Company accounted for its new office lease as an operating lease under the guidance of Topic 842. Rent expense under the new lease is $3 per month, with annual increases of 3% during the three-year term. The Company used an incremental borrowing rate of 29.91% based on the weighted average effective interest rate of its outstanding debt. In December 2019, the Company recorded a Right of Use Asset of $79 and a corresponding Lease Liability of $79. The Right to Use Asset is accounted for as an operating lease and has a balance, net of amortization, of $61 as of September 30, 2020.

Total future minimum payments required under the lease agreement are as follows:

Amount
Remainder of 2020	$9
2021	38
2022	38
Total undiscounted minimum future lease payments	$85
Less Imputed interest	(24)
Present value of operating lease liabilities	$61
Disclosed as:
Current portion	$22
Non-current portion	39
$61

The Company’s former executive office was located in Durham, North Carolina under a sublease agreement that was terminated in December 2019, with monthly rent of $7 in the final year of the sublease agreement. The Company recorded rent expense of $9 and $20 for the three months ended September 30, 2020 and 2019, respectively, and $27 and $60 for the nine months ended September 30, 2020 and 2019, respectively.

At September 30, 2020, the weighted average remaining lease term for operating lease was 2.3 years. The Company’s lease agreement does not contain any material residual value guarantees or material restrictive covenants.

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

Through December 31, 2019, the Company sold 52,000,000 shares of its common stock under the Form S-1 and no shares were sold during the nine months ended September 30, 2020.

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

During the nine months ended September 30, 2019, the Company issued 160,500 shares of its common stock to consultants in exchange for services. These services were valued at $60 based upon the value of the shares issued. No shares were issued to consultants during the nine months ended September 30, 2020.

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

The common shares issued upon conversion of the Series C Preferred Shares have been registered under the Company’s then-effective registration statement on Form S-3. On April 12, 2019, the Company sold 190 Series C Preferred Shares for $1,890, net of issuance costs and on July 15, 2019 sold 10 Series C Preferred Shares for $100. During the second and third quarters of 2019, holders converted 50 Series C Preferred Shares into 14,077,092 shares of common stock and 35 Series C Preferred Shares into 13,528,575 shares of common stock, respectively. 115 shares of Series C Preferred Stock are issued and outstanding as of September 30, 2020 and December 31, 2019.

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

Note 8. Stock–Based Compensation

Issuance of restricted common stock – directors, officers and employees

The Company’s activity in restricted common stock was as follows for the nine months ended September 30, 2020:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2020	650,000	$1.24
Granted	-	$-
Vested	(583,333)	$1.48
Non–vested at September 30, 2020	66,667	$0.04

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

For the three months ended September 30, 2020 and 2019, the Company has recorded $1 and $312, in employee and director stock–based compensation expense, which is a component of general and administrative expenses in the consolidated statement of operations.

For the nine months ended September 30, 2020 and 2019, the Company has recorded $222 and $1,936, in employee and director stock–based compensation expense, which is a component of general and administrative expenses in the consolidated statement of operations.

As of September 30, 2020, unamortized stock-based compensation costs related to restricted share arrangements was under $1.

Stock options

As of December 31, 2019, the Company had 6,000,000 stock options with a weighted average exercise price of $0.71 and a weighted average grant date fair value of $1.29. All the stock options were fully vested and there were no unrecognized costs. Under the terms of the stock option agreement, all options expired on January 31, 2020. As of September 30, 2020, there are no outstanding or exercisable stock options.

Note 9. Commitments and Contingencies

Bitcoin Production Equipment and Operations

On August 14, 2018, the Company entered a collaborative venture with Bit5ive, LLC to develop a fully contained crypto currency mining pod (the “POD5 Agreement”) for a term of five years. Pursuant to the POD5 Agreement, the Company assists with the design and development of the POD5 Containers. The Company retains naming rights to the pods and receives royalty payments from Bit5ive, LLC in exchange for providing capital as well as engineering and design expertise. During the three and nine months ended September 30, 2020 the Company received royalties and recognized revenue under this agreement of $0 and $3, respectively. During the three and nine months ended September 30, 2019, revenues recognized under this agreement was $7 for both periods.

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

In connection with this agreement, the Company paid a $154 security deposit, which was reduced to $120 in June 2020. The new amount is classified as Other Assets in the Company’s consolidated balance sheet as of September 30, 2020.

Management Agreement Termination Liability

On August 31, 2019, the Company entered into two Settlement and Termination Agreements (the “Settlement Agreements”) to management agreements it entered in 2017 with two accredited investors (together the “Users”). Under the terms of the Settlement Agreements, the Company will pay the Users a percentage of profits (“Settlement Distribution”) of Bitcoin mining as defined in the Settlement Agreements. The estimated present value of the Settlement Distributions of $337 was recorded as termination expense with an offsetting liability on August 31, 2019. Since two of the components of the Settlement Distribution, Bitcoin price and Difficulty Rate, as defined in the Settlement Agreements, are based on market conditions, the liability will be adjusted to fair value on a quarterly basis and any changes will be recorded in the statement of operations. As such, the liability is considered a Level 3 financial instrument. During 2019, the Company recognized a gain on the change in the fair value of $176 based on the change of Bitcoin price and Difficulty Rate, and along with the monthly Settlement Distributions valued at $45, the liability was reduced to $116 as of December 31, 2019. During the three and nine months ended September 30, 2020, the Company recognized a gain (loss) on the change in the fair value of ($12) and $26, respectively, based on the change of Bitcoin price and Difficulty Rate, and along with the monthly Settlement Distributions valued at $22, the liability was reduced to $0 as of September 30, 2020. Based on the terms of the Settlement Agreements, Settlement Distributions terminated on September 30, 2020.

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

On April 23, 2020, the Company entered into a stipulation of settlement (the “Stipulation”) in connection with the Ojha Derivative Action and the Thomas Derivative Action (together, the “State Derivative Actions”). The consideration for the settlement of the Derivative Actions is as follows: (i) adoption by the Company of certain corporate governance reforms, the terms of which are fully set forth in Exhibits A and B to the Stipulation; (ii) Robert B. Ladd, H. Robert Holmes, Michael Onghai, and Nolan Bushnell shall collectively pay or cause to be paid $75 to the Company; and (iii) Barry C. Honig, John Stetson, Michael Brauser, John O’Rourke III, and Mark Groussman shall collectively pay or cause to be paid $150 to the Company. Further, the Company shall, subject to court approval, pay a fee and expense award to plaintiffs’ counsel in the Derivative Actions of $150 and service awards to each of the two plaintiffs in the Derivative Actions of $1.5 each, to be paid from the fee and expense award. On April 24, 2020, the New York state court entered an order preliminarily approving the Stipulation and the settlement contemplated therein and providing for the notice of the settlement to be made to current MGT Stockholders. The Preliminary Approval Order further provides that the Court will hold a hearing on the settlement on June 26, 2020. On May 4, 2020, pursuant to the Preliminary Approval Order, MGT provided notice of the settlement on its website, by press release and by filing a Form 8-K with the Securities and Exchange Commission.

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

Final approval of the settlement of the Federal Derivative Actions was granted on August 5, 2020. For the three and nine months ended September 30, 2020, the Company recorded $119 as other income in relation to the settlement of the Federal Derivative Actions.

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

Settlement of Class Action

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

Note 10. Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. During the nine months ended September 30, 2020 and 2019, the Company made contributions to the 401(k) Plan of $9 and $15, respectively.

Note 11. Subsequent Events

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

On December 8, 2020, the Company entered into a securities purchase agreement pursuant to which it issued a convertible promissory note in the principal amount of $230 which is convertible, at the option of the holder, into shares of common stock at a conversion price equal to 70% of the lowest price for a share of Common Stock during the ten trading days immediately preceding the applicable conversion. The holder gave consideration of $200 for the convertible promissory note. The note bears interest at a rate of 8% per annum and will mature in twelve months.

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

Current Operations

The Company owns approximately 869 and 669 S17 Antminer Pro Bitcoin miners at its Company-owned and managed facility located in LaFayette, GA as of September 30, 2020 and January 25, 2021, respectively. All miners were purchased from Bitmaintech Pte. Ltd., a Singapore limited company (“Bitmain”), and are collectively rated at approximately 30 Ph/s in computing power. Bitmain has acknowledged manufacturing defects, combined with inadequate repair facilities, rendering approximately one half of our miners in need of repair or replacement. The Company’s miners are housed in four modified shipping containers including one manufactured by Bit5ive LLC of Miami, Florida (“Pod5ive Containers”). A utility substation, adjacent to the several acre property, has access to over 20 megawatts (MW) of low-cost power. The Company’s current electrical load is estimated at slightly over 1.0 MW. The entire facility, including the land, two 2500 KVA 3-phase transformers, the mining containers, and miners, are owned by MGT. As the Company is presently using only a portion of the built-out available electrical load, it is exploring ways to grow and maintain its current operations including but not limited to further equipment sales, leasing space to other Bitcoin miners, and raising capital to acquire newest generation miners.

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

Results of operations

Three months ended September 30, 2020 and 2019

Revenues

Our revenues for the three months ended September 30, 2020 increased by $61 to $153 as compared to $92 for the three months ended September 30, 2019. Our revenue is derived from cryptocurrency mining. Revenue during the three months ended September 30, 2020 were generated from the Company-owned and managed facility located in LaFayette, GA. Revenue during the three months ended September 30, 2019 were generated from a third-party hosting arrangement in Washington which was terminated on March 22, 2019. Due to the steadily declining price of Bitcoin throughout the first quarter of 2019, the Company decided it was not feasible to continue mining operations until Bitcoin economics improved in May 2019.

Operating Expenses

Operating expenses for the three months ended September 30, 2020 decreased by $1,244 or 63%, to $729, as compared to $1,973 for the three months ended September 30, 2019. The decrease in operating expenses was primarily due to a decrease in general and administrative expenses of $1,494, offset by an increase of $250 in cost of revenue from cryptocurrency mining resulting from the ramp up of the Company’s mining operations in Georgia during the three month ended September 30, 2020.

The decrease in general and administrative expenses of $1,494 or 79% to $390 as compared to $1,884 for the three months ended September 30, 2020, was primarily due to a decrease in stock-based compensation of $311 based on fewer shares issued or vested and a lower stock price in 2020 compared to 2019, a decrease in payroll and related expenses of $94, a decrease in legal and professional fees of $419, offset by costs related to the Company’s mining facility in Georgia of $66.

Other Income and Expense

For the three months ended September 30, 2020, non–operating income and expenses consisted of loss from the change in the fair value of the liability associated with the termination of the management agreements of $12, and a loss on sale of property and equipment of $123 and other income from derivative settlements of $119. During the comparable period ended September 30, 2019, non–operating income and expenses consisted of interest income of $7, accretion of debt discount of $946, and a gain from the change in the fair value of the liability associated with the termination of the management agreements of $135.

Nine months ended September 30, 2020 and 2019

Revenues

Our revenues for the nine months ended September 30, 2020 increased by $1,100 to $1,290 as compared to $190 for the nine months ended September 30, 2019. Our revenue is derived from cryptocurrency mining. Revenue during the nine months ended September 30, 2020 were generated from the Company-owned and managed facility located in LaFayette, GA. Revenue during the nine months ended September 30, 2019 were generated from a third-party hosting arrangement in Washington which was terminated on March 22, 2019. Due to the steadily declining price of Bitcoin throughout the first quarter of 2019, the Company decided it was not feasible to continue mining operations until Bitcoin economics improved in May 2019.

Operating Expenses

Operating expenses for the nine months ended September 30, 2020 decreased by $2,548, or 42%, to $3,519 as compared to $6,067 for the nine months ended September 30, 2019. The decrease in operating expenses was primarily due to a decrease in general and administrative expenses of $3,831, offset by an increase of $1,283 in cost of revenue from cryptocurrency mining resulting from the ramp up of the Company’s mining operations in Georgia during the nine months ended September 30, 2020. Cost of revenue during the nine months ended September 30, 2019 consisted of fees under a third-party hosting arrangement in Washington which it terminated on March 22, 2019.

The decrease in general and administrative expenses of $3,831 or 65% to $2,043 as compared to $5,874 for the nine months ended September 30, 2020, was primarily due to a decrease in stock-based compensation of $1,767 based on fewer shares issued or vested and a lower stock price in 2020 compared to 2019, a decrease in payroll and related expenses of $191, a recovery of $431 of Swedish energy taxes, a decrease in legal and professional fees of $333, and costs related to the Company’s mining facility in Georgia of $212.

Other Income and Expense

For the nine months ended September 30, 2020, non–operating income and expenses consisted of interest income of $10, accretion of debt discount of $877, income from a change in the fair value of the liability associated with the termination of the management agreements of $26, a loss on sale of property and equipment of $381 and other income of $119 related to the settlement of the derivative lawsuits. During the comparable period ended September 30, 2019, non–operating expenses consisted of accretion of debt discount of $5,110, gain on extinguishment of debt of $2,748, income from a change in the fair value of the liability associated with the termination of the management agreements of $135, interest income of $7 and a gain on sale of property and equipment of $513.

Liquidity and capital resources

Sources of Liquidity

We have historically financed our business through the sale of debt and equity interests. We have incurred significant operating losses since inception and continue to generate losses from operations and as of September 30, 2020 have an accumulated deficit of $417,834. At September 30, 2020, our cash and cash equivalents were $6, and our working capital deficit was $1,353. As of September 30, 2020, our note payable of $929 of debt principal was converted into 93,078,492 shares of common stock during the nine months ended September 30, 2020. As of September 30, 2020, we did not have any convertible note payable outstanding.

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

The price of Bitcoin is volatile, and fluctuations are expected. Declines in the price of Bitcoin have had a negative impact on our operating results and liquidity and could harm the price of our common stock. Movements may be influenced by various factors, including, but not limited to, government regulation, security breaches experienced by service providers, as well as political and economic uncertainties around the world. Since we record revenue based on the price of earned Bitcoin and we may retain such Bitcoin as an asset or as payment for future expenses, the relative value of such revenues may fluctuate, as will the value of any Bitcoin we retain. The low and high exchange price per Bitcoin for the year ending December 31, 2019, as reported by Blockchain.info, were approximately $3 and $14 respectively. During the period January 1, 2020 through September 30, 2020, the price of Bitcoin remained volatile, with a low and high exchange price per Bitcoin of approximately $5 and $12, respectively.

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

Property & Equipment Acquisitions and Commitments

In connection with our plans to consolidate our activities in a Company-owned and managed facility in LaFayette, Georgia, we acquired the following assets during 2019 and through September 30, 2020:

●	6 acres of land in Lafayette, Georgia for $57
●	1,500 Bitcoin miners valued at $2,313
●	Infrastructure costs totaling $1,027
●	5 customized Bitcoin mining containers for $782

The Company has sold 587 and 787 miners, respectively through September 30, 2020 and January 25, 2021 respectively. It has also sold one mining container as of January 25, 2021.

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

Cash Flows

	Nine Months ended September 30,
	2020	2019
Cash (used in) / provided by
Operating activities	$(381)	$(3,224)
Investing activities	60	(1,942)
Financing activities	111	7,183
Net (decrease) increase in cash and cash equivalents	$(210)	$2,017

Operating activities

Net cash used in operating activities was $381 for the nine months ended September 30, 2020 as compared to net cash used in operating activities of $3,224 for the nine months ended September 30, 2019. Cash used in operating activities for the nine months ended September 30, 2020 primarily consisted of a net loss of $3,332, offset by non-cash charges of $2,385 which includes depreciation of $902, stock-based compensation of $222, amortization of note discount of $877, a loss from sale of property and equipment of $410, offset by the change in the fair value of the liability associated with the termination of the management agreements of $26, and cash provided by a change in working capital of $567.

Net cash used in operating activities of $3,224 for the nine months ended September 30, 2019 primarily consisted of a net loss of $7,584, offset by non-cash charges of $4,096, which includes stock-based compensation of $1,991 and amortization of note discount of $5,110, partially offset by a non-cash gain on debt extinguishment of $2,748 and a gain from sale of property and equipment of $513, and cash provided by a change in working capital of $264.

Investing activities

Net cash provided by investing activities was $60 for the nine months ended September 30, 2020 which consisted of proceeds from the sale of property and equipment of $439 offset by the purchases of property and equipment of $375.

Net cash used in investing activities was $1,942 for the nine months ended September 30, 2019 which consisted of purchases of property and equipment of $556 and deposits made on property and equipment of $1,817, offset by the proceeds from the sale of property and equipment of $431.

Financing activities

During the nine months ended September 30, 2020, cash provided by financing activities totaled $111 from proceeds of an SBA PPP loan.

During the nine months ended September 30, 2019, cash provided by financing activities totaled $7,183, consisting of $4,842 from the sale of stock under our equity purchase agreement, $1,990 from the sale of preferred stock, $525 from the sale of common stock, $120 from the exercise of warrants, offset by $210 for the repayment of notes payable, $70 for the payment of deferred offering costs, and $14 for warrant buybacks.

Off–balance sheet arrangements

As of September 30, 2020, we had no obligations, assets or liabilities which would be considered off–balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off–balance sheet arrangements.

Item 3. Quantitative and qualitative disclosures about market risk

The Company is not exposed to market risk related to interest rates on foreign currencies.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020 . Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as September 30, 2020.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), we performed a complete documentation of the Company’s significant processes and key controls, and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2020, there were no changes to internal control over financial reporting.

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

On April 23, 2020, the Company entered into a stipulation of settlement (the “Stipulation”) in connection with the Ojha Derivative Action and the Thomas Derivative Action (together, the “State Derivative Actions”). The consideration for the settlement of the Derivative Actions is as follows: (i) adoption by the Company of certain corporate governance reforms, the terms of which are fully set forth in Exhibits A and B to the Stipulation; (ii) Robert B. Ladd, H. Robert Holmes, Michael Onghai, and Nolan Bushnell shall collectively pay or cause to be paid $75 to the Company; and (iii) Barry C. Honig, John Stetson, Michael Brauser, John O’Rourke III, and Mark Groussman shall collectively pay or cause to be paid $150 to the Company. Further, the Company shall, subject to court approval, pay a fee and expense award to plaintiffs’ counsel in the Derivative Actions of $150 and service awards to each of the two plaintiffs in the Derivative Actions of $1.5 each, to be paid from the fee and expense award. On April 24, 2020, the New York state court entered an order preliminarily approving the Stipulation and the settlement contemplated therein and providing for the notice of the settlement to be made to current MGT Stockholders. The Preliminary Approval Order further provides that the Court will hold a hearing on the settlement on June 26, 2020. On May 4, 2020, pursuant to the Preliminary Approval Order, MGT provided notice of the settlement on its website, by press release and by filing a Form 8-K with the Securities and Exchange Commission.

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

Settlement of Class Action

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

Item 2. Unregistered sales of equity securities and use of proceeds

On July 29, 2020 the Company issued 17,164,732 shares of common stock for the conversion of $154 of outstanding principal of the Company's June 2018 Notes.

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

MGT CAPITAL INVESTMENTS, INC

Date:	January 27, 2021	By:	/s/ Robert B. Ladd
Robert B. Ladd
President, Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

