Form 10-K
period 2020-12-31
MGT CAPITAL INVESTMENTS, INC.
filed 2021-04-15
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10–K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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
Emerging growth company [ ]

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2020, the last day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the registrant’s common stock held by non–affiliates of the registrant was approximately $7,578,370.

As of April 14, 2021, the registrant had outstanding 536,649,910 shares of common stock, $0.001 par value.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

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

As used in this annual report, the terms “we”, “us”, “our”, “MGT” and the “Company” mean MGT Capital Investments, Inc. and its subsidiary, unless otherwise indicated.

All dollar amounts set forth in this Annual Report as of and for the year ended December 31, 2020 on this Form 10–K are in thousands, except per–share amounts.

PART I

Item 1. Business

The Company is a Delaware corporation that was incorporated in 2000. MGT was originally incorporated in Utah in 1977. MGT is comprised of the parent company and its wholly owned subsidiary MGT Sweden AB. MGT’s corporate office is in Raleigh, North Carolina.

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

Our Operations

Cryptocurrency mining

Following a review of its Bitcoin mining operations in early 2019, we determined to consolidate our activities in a Company-owned and managed facility. Central to this strategy was the purchase of land in LaFayette, GA and the entry into a favorable contract for electricity in the second quarter of 2019. Located adjacent to a utility substation, the several acre property has access to over 20 megawatts (MW) of low-cost power.

The Company owned approximately 669 and 649 Antminer S17 Pro Bitcoin miners located in LaFayette, GA as of December 31, 2020 and April 15, 2021, respectively. All miners were purchased from Bitmaintech Pte. Ltd., a Singapore limited company (“Bitmain”), and are collectively rated at approximately 30 Ph/s in computing power. Bitmain has acknowledged manufacturing defects, combined with inadequate repair facilities, rendering approximately one half of our miners in need of repair or replacement. The Company’s miners are housed in three modified shipping containers. The Company’s current electrical load is estimated at under 1.0 MW. The entire facility, including the land, two 2500 KVA 3-phase transformers, the mining containers, and miners, are owned by MGT. As the Company is presently using only a portion of the built-out available electrical load, it is exploring ways to grow and maintain its current operations including but not limited to further equipment sales, leasing space to other Bitcoin miners, and raising capital to acquire newest generation miners.

Prior to establishing our Company-owned and managed facility, we conducted our Bitcoin mining operations through third-party hosting arrangements. We also entered into management agreements with third party investors whereby the investors purchased the mining hardware, and we received both a fee to manage the mining operations plus one-half of the net operating profit. In March 2019, we entered into a settlement agreement to terminate our hosting agreement in Washington and conveyed ownership of its onsite mining assets for full satisfaction of $77 in outstanding hosting service fees. In August and September 2019, we terminated all our management agreements with third party investors, and in December 2019, we terminated our final remaining hosting arrangements in Colorado and Ohio.

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

The Bitcoin Network, being decentralized, does not rely on either governmental authorities or financial institutions to create, transmit or determine the value of Bitcoin. Rather, Bitcoin are created and allocated by the Bitcoin Network protocol through a “mining” process subject to a strict, well-known issuance schedule. The value of Bitcoin is determined by the supply and demand of Bitcoin in the Bitcoin exchange market (and in private peer to peer transactions), as well as the number of merchants that accept it. As Bitcoin transactions can be broadcast to the Bitcoin Network by any user’s Bitcoin software and Bitcoin can be transferred without the involvement of intermediaries or third parties, there are only minor transaction costs in direct peer-to-peer transactions on the Bitcoin Network. Third party service providers such as Bitcoin exchanges and third party payment processing services may charge significant fees for processing transactions and for converting, or facilitating the conversion of, Bitcoin to or from fiat currency.

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

The supply of Bitcoin is finite. Once 21 million Bitcoin are generated, the network will stop producing more. Currently, there are approximately 19 million Bitcoin in circulation, or 90% of the total supply of Bitcoin. Within the Bitcoin protocol is an event referred to as Bitcoin halving (“Halving”) where the Bitcoin provided upon mining a block is reduced by 50%. Halvings are scheduled to occur once every 210,000 blocks, or roughly every four years, until the maximum supply of 21 million Bitcoin is reached. The most recent Halving occurred in May 2020, with a revised reward payout of 6.25 Bitcoin per block.

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

Strategy

MGT’s strategy is to oversee the operation of its Bitcoin miners in La Fayette, Georgia. The Company’s immediate focus is to grow free cash flow, with a longer-term objective to expand its mining operation.

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

Employees

Currently, the Company and its subsidiary have 2 full–time employees. None of our employees are represented by a union and we believe our relationships with our employees are good.

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

Our commercial results have been limited. Historically, the Company has not generated significant revenues to fund its operations, and the Company cannot be certain that revenues will be sufficient to fund operations for the foreseeable future. The Company’s primary source of operating funds since inception has been debt and equity financings. The Company has also earned a limited amount of revenue through its Bitcoin operations. At December 31, 2020, MGT’s cash and cash equivalents were approximately $236.

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

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2020, the Company had incurred significant operating losses since inception, and continues to generate losses from operations, and has an accumulated deficit of $418,389. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements incorporated in this Annual Report do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The supply of Bitcoin is limited, and production of Bitcoin is negatively impacted by the Bitcoin halving protocol expected every four years.

The supply of Bitcoin is finite. Once 21 million Bitcoin are generated, the network will stop producing more. Currently, there are approximately 19 million Bitcoin in circulation, or 90% of the total supply of Bitcoin. Within the Bitcoin protocol is an event referred to as Halving where the Bitcoin reward provided upon mining a block is reduced by 50%. Halvings are scheduled to occur once every 210,000 blocks, or roughly every four years, with the latest Halving having occurred in May 2020, with a revised payout of 6.25 Bitcoin per block.

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

We face possible risks associated with the renewal of our contract for electricity.

In June 2019, the Company entered into a contract for electric power with the City of Lafayette, Georgia, a municipal corporation of the State of Georgia (“the City”). The Company makes monthly payments based upon electricity consumed, at a negotiated kilowatt per hour rate, inclusive of transmission charges and exclusive of state and local sales taxes. This agreement expires on September 30, 2021, and the Company will shortly begin negotiations for an extension or new contract. There can be no assurance that the Company and City will reach agreement with acceptable price and volume metrics, if at all.

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

The Company’s reliance on a third-party mining pool service provider, such as Slush Pool or PoolIn, for our mining revenue payouts may have a negative impact on the Company operations.

We use a third–party mining pool to receive our mining rewards from the network. Bitcoin mining pools allow miners to combine their computing power, increasing their chances of solving a block and getting paid by the network. The rewards are distributed by the pool operator, proportionally to our contribution to the pool’s overall mining power used to generate each block. Should the pool operator’s system suffer downtime due to a cyber-attack, software malfunction or other similar issues, it will negatively impact our ability to mine and receive revenue.

Banks and financial institutions may not provide banking services, or may cut off services, to businesses that provide cryptocurrency-related services or that accept cryptocurrencies as payment, including financial institutions of investors in the Company’s securities.

A number of companies that provide Bitcoin and/or other cryptocurrency-related services have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies and individuals or businesses associated with cryptocurrencies may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions. We also may be unable to obtain or maintain these services for our business. The difficulty that many businesses that provide Bitcoin and/or other cryptocurrency-related services have and may continue to have in finding banks and financial institutions willing to provide them services may be decreasing the usefulness of cryptocurrencies as a payment system and harming public perception of cryptocurrencies and could decrease its usefulness and harm its public perception in the future. Similarly, the usefulness of cryptocurrencies as a payment system and the public perception of cryptocurrencies could be damaged if banks or financial institutions were to close the accounts of businesses providing Bitcoin and/or other cryptocurrency-related services. This could occur as a result of compliance risk, cost, government regulation or public pressure. The risk applies to securities firms, clearance and settlement firms, national stock and commodities exchanges, the over the counter market and the Depository Trust Company, which, if any of such entities adopts or implements similar policies, rules or regulations, could result in the inability of our investors to open or maintain stock or commodities accounts, including the ability to deposit, maintain or trade the Company’s securities. Such factors would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which could have a material adverse effect on the business, prospects or operations of the Company and harm investors.

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

The Company and its directors and officer have received subpoenas from the SEC, which is imposing costs on the Company and creating a perception of wrongdoing.

At various times since September 15, 2016, and most recently in October 2019, the Company and its then officers and directors received subpoenas from the SEC requesting information, including but not limited to, with respect to risk factors contained in certain of the Company’s filings with the SEC. On October 21, 2020, the SEC notified the Company this investigation concluded, and it does not intend to recommend an enforcement action by the Commission against MGT in this matter. This notice was sent pursuant to guidelines set out in Securities Acts Release 5310, which states in part that the notice “must in no way be construed as indicating that the party has been exonerated or that no action may ultimately result from the Staff’s investigation.” Response to subpoenas entail, and may continue to entail, legal costs and the diversion of management’s attention, and the issuance of the subpoenas may create a perception of wrongdoing that could be harmful to our business.

A number of shareholder class actions and shareholder derivative actions were filed against the Company and its CEO alleging violations of federal securities laws imposing costs on the Company and creating a perception of wrongdoing.

Certain shareholders of the Company filed class action and derivative lawsuits against the Company and its directors, alleging violations of federal securities laws and seeking damages. These legal actions followed and referenced allegations made against Mr. Ladd and others in a complaint filed by the SEC in the SEC Action. All these legal actions have been settled pursuant to Court-approved agreements, however, there can be no assurance that other shareholders will not bring other shareholder class actions or derivative lawsuits alleging different violations of law. Responses to lawsuits entail, and may continue to entail, legal costs and the diversion of management’s attention, and the filing of lawsuits may create a perception of wrongdoing that could be harmful to our business.

The SEC’s actions against the Company’s CEO could result in the loss of his services or otherwise divert his attention from the management of the Company.

Mr. Ladd is a director of the Company and has served as the Chief Executive Officer of the Company since January 2012 (except for the periods from November 2016 through August 2017 and September 10, 2018 through April 30, 2019). During this time, he has been largely responsible for the Company’s strategic direction and has been influential in all major policy decisions of the Company. As described above, the SEC has filed a lawsuit against Mr. Ladd, alleging violations of securities laws. In addition to injunctive relief and monetary penalties, the complaint seeks an officer and director bar with respect to Mr. Ladd, which if obtained by the SEC would prevent him from continuing to serve in such capacities with the Company. While the Company has no reason to believe that Mr. Ladd has failed to comply with applicable securities law in respect of the Company, the outcome of this litigation is uncertain. In the event Mr. Ladd is prevented from serving as an executive officer and/or director of the Company, the Company’s business, operations and strategic direction may be adversely impacted. Also, the SEC Action may divert Mr. Ladd’s attention from the management of the Company and has resulted in an increase in our director and officer insurance costs.

The Company’s directors and officers insurance policies have been exhausted and will cause the Company to increase spending on legal expenses.

Under its bylaws and certain indemnification agreements, the Company has obligations to indemnify current and former officers and directors and certain current and former employees. Based on cumulative legal fees and settlements incurred, the Company has fully exhausted its directors and officers insurance coverage. Additional expenses currently expected to be incurred and that may occur in the future, or liabilities that may be imposed in connection with actions against certain of the Company’s past and present directors and officers and certain current and former employees who are entitled to indemnification will be funded by the Company with its existing cash resources. Such expenses could have a material impact on the Company’s financial condition, results of operations and cash flows.

The SEC charges against the Company’s CEO has created a perception of wrongdoing, and has impacted the Company’s ability to raise capital and attract investors to the Company.

The SEC Action has created a public perception of wrongdoing. The perception of wrongdoing has caused current investors to restrict trading in the Company’s common stock, and may cause potential investors to forego investment in the Company’s common stock, thereby reducing the Company’s ability to raise capital and finance its operations. Most brokerage firms, overseen by the Financial Industry Regulatory Authority (known as “FINRA”), will not accept deposits of our stock by potential investors. Further, FINRA will not permit a company in which an executive is being investigated by the SEC to effect certain corporate actions such as a reverse stock split, even if approved by directors and stockholders. Continued perception of wrongdoing could have a material impact on the Company’s financial condition, results of operations and cash flows.

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

To the extent we raise additional capital by issuing equity securities through convertible notes or otherwise, our stockholders may experience substantial dilution. We may, as we have in the past, sell common stock, rights, warrants, options or convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, rights, warrants, options or convertible securities or other equity securities in more than one transaction, investors may be further diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to existing stockholders. Because we are quoted on the OTCQB instead of a national securities exchange or quotation system, our investors may experience significant volatility in the market price of our stock and have difficulty selling their shares.

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

As of April 15, 2021, we have an unknown, but substantial, amount of our common stock issuable upon conversion of outstanding notes. These convertible notes allow the holder to convert the principal amount of the note into the Company’s common stock at 70% of the lowest trading price of the common stock for the 10 days prior to the conversion date. The possibility of the issuance of all or some of the shares could substantially reduce the market price for our common stock.

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

Moreover, several brokerage firms restrict opening purchases of our common stock, allowing only closing trades to sell out a position. Such activities limit the addressable market for our common stock.

For these reasons and others, an investment in our securities is risky and you should invest only if you can withstand a total loss of, and wide fluctuations in, the value of your investment.

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

On April 23, 2020, the Company entered into a stipulation of settlement (the “Stipulation”) in connection with the Ojha Derivative Action and the Thomas Derivative Action (together, the “State Derivative Actions”). The consideration for the settlement of the Derivative Actions is as follows: (i) adoption by the Company of certain corporate governance reforms, the terms of which are fully set forth in Exhibits A and B to the Stipulation; (ii) Robert B. Ladd, H. Robert Holmes, Michael Onghai, and Nolan Bushnell shall collectively pay or cause to be paid $75 to the Company; and (iii) Barry C. Honig, John Stetson, Michael Brauser, John O’Rourke III, and Mark Groussman shall collectively pay or cause to be paid $150 to the Company. Further, the Company shall, subject to court approval, pay a fee and expense award to plaintiffs’ counsel in the Derivative Actions of $150 and service awards to each of the two plaintiffs in the Derivative Actions of $1.5 each, to be paid from the fee and expense award. On April 24, 2020, the New York state court entered an order preliminarily approving the Stipulation and the settlement contemplated therein and providing for the notice of the settlement to be made to current MGT Stockholders. The Preliminary Approval Order further provided for a Court hearing on the settlement on June 26, 2020. On May 4, 2020, pursuant to the Preliminary Approval Order, MGT provided notice of the settlement on its website, by press release and by filing a Form 8-K with the Securities and Exchange Commission.

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

Final approval of the settlement of the Federal Derivative Actions was granted on August 5, 2020. For the year ended December 31, 2020, the Company recorded $119 as other income in relation to the settlement of the Federal Derivative Actions.

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

In November 2018, the Company’s board received a shareholder demand letter dated November 6, 2018, from shareholders Nicholas Fulton and Kelsey Thacker (the “Fulton Demand”). The Fulton Demand referenced the SEC Action, and the allegations therein, and demanded that the board take action to investigate, address and remedy the allegations raised in the SEC Action. Shortly after the New York state court entered the order preliminarily approving the stipulation of settlement in connection with the Ojha Derivative Action and the Thomas Derivative Action, counsel for the Company informed counsel for shareholders Nicholas Fulton and Kelsey Thacker of that stipulation of settlement and of counsel for the Company’s view that the releases in the settlement covered the matters raised in the Fulton Demand.

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

Holders

On April 14, 2021, the Company’s common stock closed on the OTC QB tier of OTC Markets LLC at $0.08 per share and there were 362 stockholders of record.

Dividends

The Company has never declared or paid cash dividends on its common stock and has no intention to do so in the foreseeable future.

Unregistered sales of equity securities

None

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Following a review of its Bitcoin mining operations in early 2019, we determined to consolidate our activities in a Company-owned and managed facility. Central to this strategy was the purchase of land in LaFayette, GA and the entry into a favorable contract for electricity in the second quarter of 2019. Located adjacent to a utility substation, the several acre property has access to over 20 megawatts (MW) of low-cost power.

The Company owned approximately 669 and 649 Antminer S17 Pro Bitcoin miners located in LaFayette, GA as of December 31, 2020 and April 15, 2021, respectively. All miners were purchased from Bitmaintech Pte. Ltd., a Singapore limited company (“Bitmain”), and are collectively rated at approximately 30 Ph/s in computing power. Bitmain has acknowledged manufacturing defects, combined with inadequate repair facilities, rendering approximately one half of our miners in need of repair or replacement. The Company’s miners are housed in three modified shipping containers. The Company’s current electrical load is estimated at under 1.0 MW. The entire facility, including the land, two 2500 KVA 3-phase transformers, the mining containers, and miners, are owned by MGT. As the Company is presently using only a portion of the built-out available electrical load, it is exploring ways to grow and maintain its current operations including but not limited to further equipment sales, leasing space to other Bitcoin miners, and raising capital to acquire newest generation miners.

Prior to establishing our Company-owned and managed facility, we conducted our Bitcoin mining operations through third-party hosting arrangements. We also entered into management agreements with third party investors whereby the investors purchased the mining hardware, and we received both a fee to manage the mining operations plus one-half of the net operating profit. In March 2019, we entered into a settlement agreement to terminate our hosting agreement in Washington and conveyed ownership of its onsite mining assets for full satisfaction of $77 in outstanding hosting service fees. In August and September 2019, we terminated all our management agreements with third party investors, and in December 2019, we terminated our final remaining hosting arrangements in Colorado and Ohio.

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

Derivative Instruments

Derivative financial instruments are recorded in the accompanying consolidated balance sheets at fair value in accordance with ASC 815. When the Company enters into a financial instrument such as a debt or equity agreement (the “host contract”), the Company assesses whether the economic characteristics of any embedded features are clearly and closely related to the primary economic characteristics of the remainder of the host contract. When it is determined that (i) an embedded feature possesses economic characteristics that are not clearly and closely related to the primary economic characteristics of the host contract, and (ii) a separate, stand-alone instrument with the same terms would meet the definition of a financial derivative instrument, then the embedded feature is bifurcated from the host contract and accounted for as a derivative instrument. The estimated fair value of the derivative feature is recorded in the accompanying consolidated balance sheets separately from the carrying value of the host contract. Subsequent changes in the estimated fair value of derivatives are recorded as a gain or loss in the Company’s consolidated statements of operations.

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

Results of operations

Years ended December 31, 2020 and 2019

Revenues

Our revenues for the year ended December 31, 2020 increased by $990, or 220%, to $1,440 as compared to $450 for the year ended December 31, 2019. Our revenue is primarily derived from cryptocurrency mining which totaled $1,434 during 2020. The increase in revenues is a result of increased Bitcoin mining production and Bitcoin prices.

The Company is also entitled to a royalty from the sale of POD5 mining containers manufactured and sold by Bit5ive, LLC. During 2020 and 2019, the Company recognized $4 and $44, respectively, in royalties under this agreement due to a lower number of POD5 sales.

Operating Expenses

Operating expenses for the year ended December 31, 2020 decreased by $3,640, or 46%, to $4,311 as compared to $7,951 for the year ended December 31, 2019. The decrease in operating expenses was comprised of lower general and administrative expenses of $4,857, offset by an increase in cost of revenue of $1,218.

Cost of Revenue

Cost of revenue for the year ended December 31, 2020 increased by $1,218, or 239%, to $1,728 as compared to $510 for the year ended December 31, 2019. The primary reasons for this increase included higher electricity usage of $560 from increased bitcoin mining, and higher depreciation expense of $932 resulting from recognition of a full year of service our bitcoin mining machines and related assets; these assets were placed in service in the fourth quarter of 2019, and were depreciated for just one quarter in 2019. These increases were offset by approximately $276 relating to other costs of revenue.

General and Administrative Expenses

The decrease in general and administrative expenses of $4,857 or 65% to $2,584 as compared to $7,441 for the year ended December 31, 2019, was primarily caused by a decrease in stock-based compensation of $2,078 based on fewer shares issued or vested and a lower stock price in 2020 compared to 2019, a decrease in payroll and related expenses of $436, a decrease of consulting fees in the amount of $643, and a decrease in legal and professional fees of $208. These decreases were partly offset by an increase related to the Company’s mining facility of $104.

Other Income and Expense

For the year ended December 31, 2020, non–operating expense consisted of accretion of debt discount of $882, a loss on sale of property and equipment of $352, and interest expense of $347, partially offset by the change in fair value of the liability associated with the termination of management agreements of $26, the change in fair value of derivative liability of $309, funding from PPP Loan of $111, and other income of $119.

For the year ended December 31, 2019, non–operating expense consisted of accretion of debt discount of $5,605, partially offset by a gain on extinguishment of debt of $3,540, interest income of $10, a gain on sale of property and equipment of $599, and a change in the fair value of the liability associated with the termination of the management agreements of $176.

Liquidity and capital resources

Sources of Liquidity

We have historically financed our business through the sale of debt and equity interests. We have incurred significant operating losses since inception and continue to generate losses from operations and as of December 31, 2020 have an accumulated deficit of $418,389. At December 31, 2020, our cash and cash equivalents were $236, and our working capital deficit was $1,527. As of December 31, 2020, we had one note payable outstanding with a principal amount of $230.

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

The price of Bitcoin is volatile, and fluctuations are expected. Declines in the price of Bitcoin have had a negative impact in our operating results and liquidity and could harm the price of our Common Stock. Movements may be influenced by various factors, including, but not limited to, government regulation, security breaches experienced by service providers, as well as political and economic uncertainties around the world. Since we record revenue based on the price of earned Bitcoin and we may retain such Bitcoin as an asset or as payment for future expenses, the relative value of such revenues may fluctuate, as will the value of any Bitcoin we retain. The high and low exchange rate per Bitcoin for the year ending December 31, 2020, as reported by Blockchain.info, were approximately $5 and $29 respectively.

The supply of Bitcoin is finite. Once 21 million Bitcoin are generated, the network will stop producing more. Currently, there are approximately 19 million Bitcoin in circulation, or 90% of the total supply of Bitcoin. Within the Bitcoin protocol is an event referred to as Halving where the Bitcoin reward provided upon mining a block is reduced by 50%. Halvings are scheduled to occur once every 210,000 blocks, or roughly every four years, until the maximum supply of 21 million Bitcoin is reached. The most recent Halving occurred in May 2020, with a revised reward payout of 6.25 Bitcoin per block.

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

The COVID-19 pandemic represents a fluid situation that presents a wide range of potential impacts of varying durations for different global geographies, including locations where we have offices, employees, customers, vendors and other suppliers and business partners. Like most US-based businesses, the COVID-19 pandemic and efforts to mitigate the same began to have impacts on our business in March 2020. By that time, much of our first fiscal quarter was completed. In light of broader macro-economic risks and already known impacts on certain industries, we have taken, and continue to take targeted steps to lower our operating expenses because of the COVID-19 pandemic. We continue to monitor the impacts of COVID-19 on our operations closely and this situation could change based on a significant number of factors that are not entirely within our control and are discussed in this and other sections of this annual report on Form 10-K. To date, travel restrictions and border closures have not materially impacted our ability to operate. However, if such restrictions become more severe, they could negatively impact those activities in a way that would harm our business over the long term. Travel restrictions impacting people can restrain our ability to operate, but at present we do not expect these restrictions on personal travel to be material to our business operations or financial results. Like most companies, we have taken a range of actions with respect to how we operate to assure we comply with government restrictions and guidelines as well as best practices to protect the health and well-being of our employees. We have also undertaken measures to reduce our administrative and advisory costs required as a publicly reporting company. Actions taken to date include salary reductions for senior management and termination of certain consulting agreements. However, the impacts of COVID-19 and efforts to mitigate the same have remained unpredictable and it remains possible that challenges may arise in the future.

Our primary source of operating funds has been through debt and equity financing.

Equity Purchase Agreements

In June 2019, we entered into an equity purchase agreement pursuant to which we could issue and sell to an investor from time to time up to 76,558,643 shares of our common stock registered with the SEC under a Form S-1. Through October 2019, 52,000,000 shares were issued and sold under this registration statement for net proceeds of $1,654.

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

Sale of Common Stock

On April 12, 2019, we entered into a purchase agreement with an accredited investor whereby we sold 17,500,000 shares of our common stock for $525 pursuant to our registration statement on Form S-3. The holder of these shares is also the holder of an unsecured promissory note in the amount of $3,600 (the “June 2018 Note”) and an affiliate of the acquirer of 160 shares of the Preferred Shares of which 115 are issued and outstanding as of December 31, 2020.

On January 28, 2021 and February 18, 2021, we issued 2,597,403 and 27,272,727 shares of the Company’s common stock, respectively, to Chicago Venture Partners L.P., a Utah limited partnership, and Uptown Capital LLC, a Utah limited liability company, in connection with the conversion of 10 and 105 shares of the Company’s Series C Convertible Preferred Stock (the “Series C Preferred”). Following these conversions, the Company has no Series C Preferred issued or outstanding.

Debt Financing

December 2020 Note

On December 8, 2020, we entered into a securities purchase agreement pursuant to which we issued a convertible promissory note in the principal amount of $230 which is convertible, at the option of the holder, into shares of common stock at a conversion price equal to 70% of the lowest price for a share of common stock during the ten trading days immediately preceding the applicable conversion. The Company received consideration of $200 for the convertible promissory note. The note bears interest at a rate of 8% per annum and matures in twelve months.

On March 5, 2021, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Bucktown Capital, LLC (the “Investor”), pursuant to which the Company issued a convertible promissory note in the original principal amount of $13,210 (the “2021 Note”). The 2021 Note is convertible, at the option of the Investor, into shares of common stock of the Company at a conversion price equal to 70% of the lowest price for a share of common stock during the ten trading days immediately preceding the applicable conversion (the “Conversion Price”); provided, however, in no event shall the Conversion Price be less than $0.04 per share. The 2021 Note bears interest at a rate of 8% per annum and will mature in twelve months.

The 2021 Note will be funded in tranches, with the initial tranche of $1,210 funded by the Investor on March 5, 2021 for consideration of $1,000. Six subsequent tranches (five tranches, each for $1,200 and one tranche for $6,000) will be funded upon the notice of effectiveness of a Registration Statement on Form S-1 covering the common stock issuable in connection with the 2021 Note. Further, the final tranche requires the mutual agreement of the Company and Investor. Until such time as Investor has funded the subsequent tranches, the Company will hold a series of Investor Notes that offset any unfunded portion of the 2021 Note.

The PPP Loan

On April 16, 2020, we entered into a promissory note with Aquesta Bank for $111 in connection with the Paycheck Protection Program (“PPP”) offered by the U.S. Small Business Administration (the “PPP Loan”). The PPP Loan bears interest at 1% per annum, with monthly installments of $6 commencing on November 1, 2021 for 18 months through its maturity on April 1, 2023. The principal amount of the PPP Loan will be forgiven if the loan proceeds are used to pay for payroll costs, rent and utilities costs over the 24-week period after the PPP Loan is made. Not more than 40% of the forgiven amount may be used for non-payroll costs. The amount of the loan forgiveness may be reduced if the Company reduces its full-time head count. On April 1, 2021, the Company received notice of forgiveness in the amount of $108 in relation to the PPP Loan. The Company used all proceeds from the PPP Loan to maintain payroll and other allowable expenses. As a result, management believes that the Company has met the PPP eligibility criteria for forgiveness for the remaining payable of $3 to the SBA and has concluded that the loan represents, in substance, a government grant that is expected to be forgiven in its entirety.

Property & Equipment Acquisitions and Commitments

In connection with consolidating our activities in a Company-owned and managed facility in LaFayette, Georgia, we acquired the following assets during 2019 and 2020:

●	6 acres of land in Lafayette, Georgia for $55
●	1,500 Bitcoin miners valued at $2,313
●	Infrastructure costs totaling $905, including transformers and related equipment, land preparation, fencing, electrical contracting, permits, design and architectural fees
●	5 modified Bitcoin mining containers for $761

Phase I of the LaFayette site is structurally complete. The entire facility, including the land, electrical transformers, the mining containers and the miners, are owned by MGT. As we are presently using only a small percentage of the available electrical load, we are exploring ways to grow our current operations.

	Years ended December 31,
	2020	2019
Cash (used in) / provided by
Operating activities	$(650)	$(3,960)
Investing activities	359	(3,314)
Financing activities	311	7,394
Net increase in cash and cash equivalents	$20	$120

Cash Flows

Operating activities

Net cash used in operating activities was $650 for the year ended December 31, 2020 as compared to $3,960 for the year ended December 31, 2019. The amount in 2020 primarily consisted of a net loss of $3,887 offset by non-cash charges of $2,536 (including: stock-based compensation of $222, an impairment charge to the Company’s intangible cryptocurrency mining assets of $49, depreciation expense of $1,102, amortization of debt discount of $882, non-cash interest expense of $355 and loss on sale of property and equipment of $352), and reduced by other non-cash items, including funding from the PPP Loan recognized as income in the amount of $111, the change in the fair value of the liability associated with the termination of the management agreements of $26, the change in the fair value of the derivative liability of $309, and a change in working capital excluding cash of $701.

Investing activities

Net cash provided by investing activities was $359 for the year ended December 31, 2020 as compared to net cash used in investing activities of $3,314 for the year ended December 31, 2019. The amount in 2020 primarily consisted of purchases of property and equipment of $376, offset by proceeds from the sale of property and equipment of $686.

Financing activities

During the year ended December 31, 2020, cash provided by financing activities totaled $311 which includes $200 in net proceeds from the issuance of notes payable and $111 of proceeds from the PPP Loan.

Off–balance sheet arrangements

As of December 31, 2020, we had no obligations, assets or liabilities which would be considered off–balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off–balance sheet arrangements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and acting Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and acting Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as December 31, 2020.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive) and acting Chief Financial Officer (our principal financial officer and principal accounting officer), we performed a complete documentation of the Company’s significant processes and key controls, and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting since the Company is a smaller reporting company under the rules of the SEC.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2020, there were no changes in internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Position
Robert B. Ladd	62	President, Chief Executive Officer, acting Chief Financial Officer and Director

Michael Onghai	50	Chairman of the Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee Member, Independent Director

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

Robert B. Ladd joined the Company in December 2010 as a Director. He was named Interim President and CEO in February 2011, and appointed President and CEO in January 2012, positions held continuously with the exception of November 2016 through August 2017, a period during which Mr. Ladd was President. He also served as our Interim CFO from November 2015 through February 2018 and acting Chief Financial Officer since July 1, 2020. On September 10, 2018, Mr. Ladd took a leave of absence from his positions as President and Chief Executive Office and was reappointed as President and Chief Executive Officer on May 1, 2019. Mr. Ladd was the Managing Member of Laddcap Value Advisors, LLC, which served as the investment manager for various private partnerships, including Laddcap Value Partners LP. Prior to forming his investment partnership in 2003, Mr. Ladd was a Managing Director at Neuberger Berman Group. Mr. Ladd is a former Director of InFocus Systems, Inc. (NASDAQ – INFS, 2007 to 2009), and served on the boards of Delcath Systems, Inc. (NASDAQ – DCTH, 2006–2012) and Pyxis Tankers (NASDAQ – PXS, 2016 – 2017). Mr. Ladd has earned his designation as a Chartered Financial Analyst (1986). Based on Mr. Ladd’s familiarity with the Company in serving as our Chief Executive Officer since 2011 and his overall background and experience as an executive in the financial industry, the Nominating and Corporate Governance Committee of the Board concluded that Mr. Ladd has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board.

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

Audit Committee and Audit Committee Financial Expert

On November 25, 2004, the Board established an Audit Committee to carry out its audit functions. At December 31, 2020, the membership of the Audit Committee was Michael Onghai.

The Board has determined that Michael Onghai, an independent director, is the Audit Committee financial expert, as defined in Regulation S–K promulgated under the Exchange Act, serving on its Audit Committee.

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes Fiscal Years 2020 and 2019 compensation for services in all capacities of the Company’s named executive officers and other individuals:

Name	Principal Position	Year	Salary	Bonus	Stock awards	All other compensation		Total compensation
Robert B. Ladd	President, Chief Executive Officer and Acting Chief Financial Officer(1)	2020	$282	$-	$-	$		$282
		2019	$360	$-	$-		$-	$360
H. Robert Holmes	Interim President and Chief Executive Officer (2)	2020	$40	$-	$-		$-	$40
		2019	$125	$-	$-		$-	$125
Robert S. Lowrey	Chief Financial Officer (3)	2020	$155	$40	$-		$-	$195
		2019	$240	$-	$-		$-	$240

(1)	Mr. Ladd took a leave of absence as President and Chief Executive Officer on September 10, 2018 and was reappointed as President and Chief Executive Officer on May 1, 2019. Mr. Ladd was appointed as the acting Chief Financial Officer since July 1, 2020.

(2)

Mr. Holmes was appointed Interim Chief President and Chief Executive Officer from September 10, 2018 to May 1, 2019. Compensation for Mr. Holmes in 2019 included $75 in Director fees and $50 in salary. Compensation for Mr. Holmes in 2020 included $40 in Director fees. H. Robert Holmes resigned from his position as a director of the Company on May 26, 2020

(3)	Mr. Lowrey was appointed Chief Financial Officer on March 1, 2018 and resigned on June 30, 2020.

Employment Agreements

Robert B. Ladd

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

On November 11, 2020, the Company and Mr. Ladd agreed to amend the Employment Agreement, by resetting its effective date to November 1, 2020, and reducing the annualized base salary to $240,000.

Robert S. Lowrey

On March 8, 2018, the Company entered into an employment agreement with Mr. Lowrey, effective March 1, 2018 for an initial term of two years with an annualized base salary of $240,000. Mr. Lowrey also received a one-time signing bonus of $10,000. Mr. Lowrey was also eligible for a cash and/or equity bonus as the Compensation Committee may determine. In connection with the execution of his employment agreement, the Company issued to Mr. Lowrey 750,000 shares of the Company’s restricted Common Stock, pursuant to the Company’s 2016 Stock Option Plan, one-third of which vested on each of March 8, 2019, September 8, 2019, and March 8, 2020. On August 1, 2018, the Company issued Mr. Lowrey 250,000 shares of the Company’s Common Stock, pursuant to the Company’s 2016 Stock Option Plan, one-third of which vested on each of January 31, 2019, July 31, 2019, and January 1, 2020. The employment agreement expired on February 28, 2020, after which time, Mr. Lowrey remained an employee with the same title, responsibilities, compensation and benefits.

On June 30, 2020, in connection with the end of his employment, Mr. Lowrey and the Company entered into a separation and release agreement dated June 30, 2020 (the “Separation Agreement”). The Separation Agreement provided that Mr. Lowrey would be paid a lump sum of $25,000, representing all compensation earned or deferred through the end of Mr. Lowrey’s employment. In addition, the Separation Agreement provided for the payment of $19,525 to Mr. Lowrey for unreimbursed taxes and for Company-paid COBRA health insurance coverage.

Outstanding Equity Awards at December 31, 2020

Outstanding Stock Awards at Fiscal Year-End for 2020

None

Director Compensation

The following table sets forth the compensation of persons who served as a member of our Board of Directors during all or part of 2020, other than Robert B. Ladd, who is not compensated separately for Board service, and H. Robert Holmes whose compensation is discussed under “Executive Compensation.”

Name	Fees Earned Or Paid in Cash	Stock Awards	All Other Compensation	Total
Michael Onghai	$29	$-	$-	$29

Directors are reimbursed for their out–of–pocket expenses incurred in connection with the performance of Board duties.

Independent Director Compensation

In 2020, the Company changed its cash compensation policy for independent directors. Each independent director will receive annual compensation of $30.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding beneficial ownership and voting power of the Common Stock as of April 14, 2021, of:

●	each person serving as a director, a nominee for director, or executive officer of the Company;

●	all executive officers and directors of the Company as a group; and

●	all persons who, to our knowledge, beneficially own more than five percent of the Common Stock.

“Beneficial ownership” here means direct or indirect voting or investment power over outstanding stock and stock which a person has the right to acquire now or within 60 days after April 14, 2021. See the accompanying footnotes to the tables below for more detailed explanations of the holdings. Except as noted, to our knowledge, the persons named in the tables beneficially own and have sole voting and investment power over all shares listed.

Percentage beneficially owned is based upon 536,649,910 shares of Common Stock issued and outstanding as of April 14, 2021.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	[Percentage of Beneficial Ownership]
Current Directors and Officers:
Robert B. Ladd	1,773,334	0.33%
Michael Onghai	586,000	0.11%
All directors and executive officers (2 persons)	2,359,334	0.44%
5% Stockholders
None

(1)	Unless otherwise noted, the addresses for the above persons are in care of the Company at 105 Fayetteville Street, Suite 1110, Raleigh, NC 27601.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information on our equity compensation plans as of December 31, 2020:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted–average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	0	$-	5,102,586
Equity compensation plans not approved by security holders	–	–	–
Total	0	$-	5,102,586

(1)	On September 8, 2016, the Company’s stockholders approved the MGT Capital Investments, Inc. 2016 Equity Incentive Plan. The Company received approval to issue up to a maximum of 18,000,000 shares of Common Stock, including 6,000,000 options and 2,000,000 restricted shares to certain officers of the Company. As of December 31, 2020, the Company has issued 6,000,000 options and 6,897,414 shares under this plan. All options expired on January 31, 2020.

Item 13. Certain Relationships and Related Transactions and Director Independence

None.

Director Independence

Michael Onghai is considered independent under Section 803A of NYSE MKT rules.

Item 14. Principal Accountant Fees and Services

Effective January 5, 2017, RBSM LLP became our current independent auditor. The following is a summary of the fees billed by our independent auditors for professional services rendered for the fiscal years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019
Audit fees	$264	$262
Tax fees	–	–
Audit-related fees	–	18
Other fees	–	–
	$264	$280

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

All other fees consist of fees for other miscellaneous items, including fees related to registrations statements.

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

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of MGT Capital Investments, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on April 16, 2019).

3.2	Amended and Restated Bylaws of MGT Capital Investments, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 30, 2014).

4.1	Certificate of Designation of 12% Series B Preferred Stock of MGT Capital Investments, Inc., filed with the Delaware Secretary of State on January 11, 2019 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on January 14, 2019).

4.2	Certificate of Designation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 18, 2019).

4.3	Description of MGT Capital Investment, Inc.’s Securities (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed with the SEC on March 30, 2020).

10.1	Employment Agreement, by and between MGT Capital Investments, Inc. and Robert Ladd, dated as of April 1, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 12, 2018).

10.2	Agreement, effective as of May 1, 2019, by and among MGT Capital Investments, Inc., N 4th Street LLC, and Bit5ive LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 15, 2019).

10.3	Securities Purchase Agreement, dated December 8, 2020, between MGT Capital Investments, Inc. and Bucktown Capital, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 14, 2020).

10.4	Convertible Promissory Note in favor of Bucktown Capital, LLC dated December 8, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on December 14, 2020).

10.5	Amendment to Employment Agreement, dated November 11, 2020, by and between MGT Capital Investments, Inc. and Robert Ladd.*

21.1	Subsidiaries*

23.1	Consent of independent registered public accountant.*

31	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer and Principal Accounting Officer*

32	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT CAPITAL INVESTMENTS, INC
April 15, 2021

	By:	/s/ Robert B. Ladd
Robert B. Ladd
President (Principal Executive Officer)

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert B. Ladd	President, Chief Executive Officer, Acting Chief Financial Officer and Director	April 15, 2021
Robert B. Ladd	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Onghai	Director	April 15, 2021
Michael Onghai

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

MGT Capital Investments, Inc.

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheets of MGT Capital Investments, Inc. and its subsidiary (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for each of the years in the two year period ended December 31, 2020, and the related notes (collectively referred to as the financial statement). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and will require additional capital to continue as a going concern.  This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue from mining of digital currencies – Refer to Note 3 of the consolidated financial statements

Critical Audit Matter Description

As disclosed in Note 3, the Company’s primary revenue stream is related to the mining of digital currencies. The Company derives its revenue by solving “blocks” to be added to the blockchain and providing transaction verification services within the digital currency network of Bitcoin, commonly termed “cryptocurrency mining.” In consideration for these services, the Company receives digital currency (“Coins”). The Coins are recorded as revenue, using the average spot price of Bitcoin on the date of receipt. The Coins are recorded on the balance sheet as an intangible digital asset valued at the lower of cost or net realizable value. Net realizable value adjustments, to adjust the value of Coins to market value, are included in cost of revenue on the Company’s consolidated statements of operations. Further, any gain or loss on the sale of Coins would be recorded to costs of revenue. Costs of revenue include electricity costs, equipment and infrastructure depreciation, and net realizable value adjustments. During the year ended December 31, 2020, the Company recognized net cryptocurrency mining revenue of approximately $1,440,000.

We identified the accounting for and disclosure of cryptocurrency mining revenue recognized as a critical audit matter for the following reasons. Currently, no authoritative guidance exists for the accounting for and disclosure of cryptocurrency mining revenue recognized in accordance with GAAP. The Company’s management has exercised significant judgment in their determination of how existing GAAP should be applied to the accounting for and disclosure of cryptocurrency mining revenue recognized.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included the following:

●	Performed a site visitation of the bitcoin mining facility where the Company’s mining hardware is located, which included an observation of the physical and environmental controls and mining equipment inventory observation procedures;

●	Evaluated management’s rationale for the application of ASC 606 to account for its cryptocurrency awards earned, which included evaluating the provisions of the contract between the Company and the Pool;

●	Evaluated management’s disclosures of its cryptocurrency activity in the financial statement footnotes;

●	Evaluated and tested management’s rationale and supporting documentation associated with the valuation of cryptocurrency awards earned;

●	Examined the Company’s hash rate and other assumptions to verify the Company’s mining capacity during the year;

●	Examined and verified certain bitcoins mined by the Company agree to public blockchain; and

●	Examined supporting sale and cash receipt evidence for cryptocurrency sales, including management’s processes for calculating any gains on sales of cryptocurrencies mined by the Company.

/s/ RBSM LLP

We have served as the Company’s auditor since 2017.

New York, NY

April 15, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per-share amounts)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$236	$216
Prepaid expenses and other current assets	10	125
Intangible digital assets	4	18
Total current assets	250	359

Non-current assets
Property and equipment, at cost, net	1,872	3,536
Right of use asset, operating lease, net of accumulated amortization	56	78
Other assets	123	321
Total assets	$2,301	$4,294

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,261	$795
Accrued expenses and other payables	242	26
Convertible note payable, net of debt discount	5	52
Management agreement termination liability	-	116
Operating lease liability	23	19
Derivative liability	246	-
Total current liabilities	1,777	1,008

Non-current liabilities
Operating lease liability	33	59
Total liabilities	1,810	1,067

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Undesignated preferred stock, $0.001 par value, 8,489,800 shares authorized. No shares issued and outstanding at December 31, 2020 and 2019.	-	-
Series B preferred stock, $0.001 par value, 10,000 shares authorized. No shares issued or outstanding at December 31, 2020 and 2019.	-	-
Series C convertible preferred stock, $0.001 par value, 200 share authorized. 115 shares issued and outstanding at December 31, 2020 and 2019.	-	-
Common stock, $0.001 par value; 2,500,000,000 shares authorized; 506,779,781 and 413,701,289 shares issued and outstanding at December 31, 2020 and 2019, respectively.	507	414
Additional paid-in capital	418,373	417,315
Accumulated deficit	(418,389)	(414,502)
Total stockholders’ equity	491	3,227

Total Liabilities and Stockholders’ Equity	$2,301	$4,294

The accompanying notes are an integral part of these consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share amounts)

	For the Year Ended December 31,
	2020	2019

Revenue	$1,440	$450

Operating expenses
Cost of revenue	1,728	510
General and administrative	2,584	7,441
Total operating expenses	4,311	7,951

Operating loss	(2,871)	(7,501)

Other non-operating income (expense)
Interest (expense) income	(347)	10
Funding from SBA PPP loan	111	-
Change in fair value of liability	26	176
Change in fair value of derivative liability	309	-
Accretion of debt discount	(882)	(5,605)
Gain (loss) on sale of property and equipment	(352)	599
Other income	119	-
Gain on extinguishment of debt	-	3,540
Total non-operating expense	(1,015)	(1,280)

Net loss	(3,887)	(8,781)

Deemed dividend	-	(1,005)

Net loss attributable to common stockholders	$(3,887)	$(9,786)
Per-share data
Basic and diluted loss per share	$(0.01)	$(0.04)

Weighted average number of common shares outstanding	473,752,463	257,122,569

The accompanying notes are an integral part of these consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Dollars in thousands, except per-share amounts)

							Total
	Preferred Stock		Common Stock		Additional Paid-	Accumulated	Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity
Balance at January 1, 2019	-	$-	111,079,683	$111	$403,299	$(404,719)	$(1,309)
Stock issued for services	-	-	160,500	-	60	-	60
Stock based compensation - employee restricted stock	-	-	-	-	2,249	-	2,249
Sale of stock under equity purchase agreement	-	-	119,000,000	119	5,216	-	5,335
Stock sold in connection with registered direct placements	-	-	17,500,000	18	507	-	525
Sale of preferred stock	200	-	-	-	1,990	-	1,990
Common stock issued on conversion of notes payable	-	-	124,089,191	124	2,614	-	2,738
Conversion of preferred stock	(85)	-	27,605,667	28	(28)	-	-
Issuance of common stock for mining assets	-	-	10,250,000	10	301	-	311
Exercise of warrants	-	-	4,000,000	4	116	-	120
Warrant buy-back and cancellation	-	-	-	-	(14)	-	(14)
Cancellation of shares received from transfer agent	-	-	(83,752)	-	-	-	-
Deemed dividend	-	-	-	-	1,005	(1,005)	-
Cumulative effect adjustment related to ASU adoption	-	-	-	-	-	3	3
Issuance of stock based compensation - employee restricted stock	-	-	100,000	-	-	-	-
Net loss	-	-	-	-	-	(8,781)	(8,781)
Balance at December 31, 2019	115	-	413,701,289	414	417,315	(414,502)	3,227
Stock based compensation - employee restricted stock	-	-	-	-	222	-	222
Common stock issued on conversion of notes payable	-	-	93,078,492	93	836	-	929
Net loss	-	-	-	-	-	(3,887)	(3,887)
Balance at December 31, 2020	115	$-	506,779,781	$507	$418,373	$(418,389)	$491

The accompanying notes are an integral part of these consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per-share amounts)

	For the Year Ended December 31,
	2020		2019
Cash Flows From Operating Activities
Net loss		$(3,887)	$(8,781)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation		1,102	170
(Gain) loss on sale of property and equipment		352	(599)
Impairment of property and equipment		49	64
Change in fair value of liability		(26)	(176)
Change in fair value of derivative liability		(309)	-
Stock-based compensation expense		222	2,301
Funding from SBA PPP loan recognized as income		(111)	-
Extinguishment of note payable		-	(3,540)
Amortization of note discount		882	5,605
Amortization of right-of-use asset		20	-
Non-cash interest expense		355	-
Termination of management agreements		-	536
Change in operating assets and liabilities
Prepaid expenses and other current assets		115	80
Intangible digital assets		14	12
Management agreement termination liability		(90)	(45)
Right of use asset		2	9
Operating lease liability		(22)	(6)
Other assets		-	66
Accounts payable		466	352
Accrued expenses		216	(8)
Net cash used in operating activities		(650)	(3,960)

Cash Flows From Investing Activities
Purchase of property and equipment		(376)	(3,646)
Proceeds from sale of property and equipment		686	535
Proceeds from sale of Bitcoin received for sale of equipment		53
Deposits made on property and equipment		(38)	(203)
Refund of security deposit		34	-
Net cash provided by (used in) investing activities		359	(3,314)

Cash Flows From Financing Activities
Proceeds from SBA PPP loan		111	-
Proceeds from the issuance of notes payable, net of original issue discount		200	-
Proceeds from sale of common stock		-	525
Payment of deferred offering costs		-	(70)
Proceeds from sale of stock under equity purchase agreement, net of issuance costs		-	5,053
Sale of preferred stock, net of issuance costs		-	1,990
Repayment of notes payable		-	(210)
Proceeds from exercise of warrants		-	120
Warrant buybacks		-	(14)
Net cash provided by financing activities		311	7,394

Net change in cash and cash equivalents		20	120

Cash and cash equivalents, beginning of year		216	96
Cash and cash equivalents, end of year		$236	$216

Supplemental disclosure of cash flow information
Cash paid for interest		$-	$3
Cash paid for income tax		$-	$-

Non-cash investing and financing activities
Reclassification of deposit to property plant and equipment		$202	$-
Deemed dividend on warrant modification and beneficial conversion feature of preferred stock		$-	$1,005
Cumulative effect adjustment related to ASU adoption		$-	$3
Conversion of notes payable into common stock		$929	$2,738
Repayment of note payable and interest through the issuance of shares under the equity purchase agreement		$-	$354
Acquisition of miners through common stock	$		$311
Conversion of Series C convertible preferred stock into common stock		$-	$28
Reclassification of deferred offering costs		$-	$70
Debt discount on associated with convertible note		$230	$-

The accompanying notes are an integral part of these consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

Note 1. Organization and Basis of Presentation

Organization

MGT Capital Investments, Inc. (“MGT” or the “Company”) is a Delaware corporation that was incorporated in 2000. MGT was originally incorporated in Utah in 1977. MGT is comprised of the parent company and its wholly owned subsidiary MGT Sweden AB. MGT’s corporate office is in Raleigh, North Carolina.

Cryptocurrency mining

Current Operations

The Company owned approximately 669 and 649 Antminer S17 Pro Bitcoin miners at its Company-owned and managed facility located in LaFayette, GA as of December 31, 2020 and April 15, 2021, respectively. All miners were purchased from Bitmaintech Pte. Ltd., a Singapore limited company (“Bitmain”), and are collectively rated at approximately 30 Ph/s in computing power. Bitmain has acknowledged manufacturing defects, combined with inadequate repair facilities, rendering approximately one half of our miners in need of repair or replacement. The Company’s miners are housed in three modified shipping containers. A utility substation, adjacent to the several acre property, has access to over 20 megawatts (MW) of low-cost power. The Company’s current electrical load is estimated at slightly under 1.0 MW. The entire facility, including the land, two 2500 KVA 3-phase transformers, the mining containers, and miners, are owned by MGT. As the Company is presently using only a portion of the built-out available electrical load, it is exploring ways to grow and maintain its current operations including but not limited to further equipment sales, leasing space to other Bitcoin miners, and raising capital to acquire newest generation miners.

Basis of presentation

The accompanying consolidated financial statements for the years ended December 31, 2020 and 2019 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”).

COVID-19 pandemic:

The COVID-19 pandemic represents a fluid situation that presents a wide range of potential impacts of varying durations for different global geographies, including locations where we have offices, employees, customers, vendors and other suppliers and business partners.

Like most US-based businesses, the COVID-19 pandemic and efforts to mitigate the same began to have impacts on our business in March 2020. By that time, much of our first fiscal quarter was completed. During the year ending December 31, 2020, the affects of COVID-19 were most noticeable in the daily interactions employees and consultant. Due to the volatility of bitcoin, it is difficult to quantify the effects of COVID-19. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the year ended December 31, 2021.

In light of broader macro-economic risks and already known impacts on certain industries, we have taken, and continue to take targeted steps to lower our operating expenses because of the COVID-19 pandemic. We continue to monitor the impacts of COVID-19 on our operations closely and this situation could change based on a significant number of factors that are not entirely within our control and are discussed in this and other sections of this annual report on Form 10-K.

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

Note 2. Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2020, the Company had incurred significant operating losses since inception and continues to generate losses from operations. As of December 31, 2020, the Company had an accumulated deficit of $418,389. As of December 31, 2020 MGT’s cash and cash equivalents were $236.

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

Note 3. Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of MGT and MGT Sweden AB. All intercompany transactions and balances have been eliminated.

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

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents. The Company’s combined accounts were $236 and $216 as of December 31, 2020 and 2019, respectively. Since the FDIC’s insurance coverage is for combined account balances that exceed $250, there is no concentration of credit risks.

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

Research and development

Research and development expenses were charged to operations as incurred. No research and development costs were incurred in 2019 and 2020.

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

The Company also recognizes a royalty participation upon the sale of Pod5ive Containers, manufactured by Bit5ive LLC of Miami, Florida under the terms of a five-year collaboration agreement entered in August 2018.

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

Accordingly, the computation of diluted loss per share for the year ended December 31, 2020 excludes 33,333 unvested restricted shares, 9,173,651 shares issuable upon the conversion of convertible debt, and 45,634,921 shares under convertible preferred stock. The computation of diluted loss per share for the year ended December 31, 2019 excludes 650,000 unvested restricted shares, 6,000,000 shares issuable under stock options, 78,050,084 shares issuable upon the conversion of convertible debt, and 96,638,655 shares under convertible preferred stock.

Stock–based compensation

The Company applies ASC 718-10, “Share- Based Payment,” which requires the measurement and recognition of compensation expenses for all share based payment awards made to employees and directors including employee stock options under the Company’s stock plans and equity awards issued to non-employees based on estimated fair values.

ASC 718-10 requires companies to estimate the fair value of equity-based option awards on the date of grant using an option-pricing model. The fair value of the award is recognized as an expense on a straight-line basis over the requisite service periods in the Company’s consolidated statements of comprehensive loss.

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

Determining the appropriate fair value model and calculating the fair value of equity–based payment awards require the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. The Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest.

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

As of December 31, 2020, the Company had a Level 3 financial instrument related to the derivative liability. As of December 31, 2019, the Company had a Level 3 financial instrument related to the management agreement termination liability. Observable transactions are not available to aid in determining the fair value of the management agreement termination liability or the derivative liability. Therefore, the fair value for the management agreement termination liability was determined based on the remaining payments which include two components that are based on market conditions, Bitcoin price and Difficulty Rate, thus requiring the liability to be adjusted to fair value on a periodic basis. The fair value of Bitcoin price and Difficulty Rate are obtained on quoted prices in active markets. The Black-Scholes pricing model was used to determine the fair value of the derivative liability based on volatility, underlying stock price, the conversion price, the term, and the risk-free rate.

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

Leases

Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. The assets and liabilities from operating leases are recognized at the acquisition date based on the present value of remaining lease payments over the lease term using the Company’s secured incremental borrowing rates or implicit rates, when readily determinable. The lease term includes the non-cancellable period of the lease plus any additional periods covered by either an option to extend or not terminate the lease that the Company is reasonably certain to exercise, or any option to extend or not to terminate a lease controlled by the lessor. The adoption of ASC 842 on January 1, 2019 did not have a material affect on the Company’s financial statements.

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

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

Derivative Instruments

Derivative financial instruments are recorded in the accompanying consolidated balance sheets at fair value in accordance with ASC 815. When the Company enters into a financial instrument such as a debt or equity agreement (the “host contract”), the Company assesses whether the economic characteristics of any embedded features are clearly and closely related to the primary economic characteristics of the remainder of the host contract. When it is determined that (i) an embedded feature possesses economic characteristics that are not clearly and closely related to the primary economic characteristics of the host contract, and (ii) a separate, stand-alone instrument with the same terms would meet the definition of a financial derivative instrument, then the embedded feature is bifurcated from the host contract and accounted for as a derivative instrument. The estimated fair value of the derivative feature is recorded in the accompanying consolidated balance sheets separately from the carrying value of the host contract. Subsequent changes in the estimated fair value of derivatives are recorded as a gain or loss in the Company’s consolidated statements of operations.

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

Digital Currencies

Digital currencies are included in current assets in the consolidated balance sheets. Digital currencies are recorded at the lower of cost or net realizable value.

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

The following table presents the activities of digital currencies for the years ended December 31, 2020 and 2019:

Digital currencies at January 1, 2019	$30
Additions of digital currencies from mining	836
Payment of digital currencies to management partners	(198)
Realized gain on sale of digital currencies	46
Net realizable value adjustment	(22)
Sale of digital currencies	(674)
Digital currencies at December 31, 2019	18
Additions of digital currencies from mining	1,434
Additions of digital currencies from the sale of property and equipment	53
Payment of digital currencies to management partners	(90)
Realized gain on sale of digital currencies	29
Net realizable value adjustment	(2)
Sale of digital currencies	(1,438)
Digital currencies at December 31, 2020	$4

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

In June 2020, the American Institute of Certified Public Accountants in conjunction with the Financial Accounting Standards Board developed Technical Question and Answer (“TQA”) 3200.18, “Borrower Accounting for a Forgivable Loan Received Under the Small Business Administration Paycheck Protection Program”, which is intended to provide clarification on how to account for loans received from the PPP. TQA 3200.18 states that an entity may account for PPP loans under ASC 470, “Debt” or, if the entity is expected to meet PPP eligibility criteria and the PPP loan is expected to be forgiven, the entity may account for the loans under IAS 20, “Accounting for Government Grants and Disclosure of Government Assistance”. The Company has elected to account for PPP loan proceeds under IAS 20 as allowed by TQA 3200.18.

Note 4. Property, Plant, and Equipment and Other Assets

Property and equipment consisted of the following:

	As of
	December 31, 2020	December 31, 2019
Land	$57	$57
Computer hardware and software	10	10
Bitcoin mining machines	1,206	2,313
Infrastructure	905	771
Containers	550	467
Leasehold improvements	4	-
Property and equipment, gross	2,732	3,618
Less: Accumulated depreciation	(860)	(82)
Property and equipment, net	$1,872	$3,536

The Company recorded depreciation expense of $1,102 and $170 for the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2020 a loss on sale of property and equipment of $352 was recorded as other non-operating expense related to the sale and disposition of Antminer S17 Pro Bitcoin miners. For the year ended December 31, 2019 a gain on sale of property and equipment of $599 was recorded as other non-operating income related to the sale and disposition of Antminer S9 Bitcoin miners. For the year ended December 31, 2020 an impairment of mining assets of $49 was recorded as general and administrative expense related to the disposal of Antminer S17 Pro Bitcoin miners.

During the year ended December 31, 2019, the Company recorded an impairment charge of $64 in connection with the termination of its hosting agreement in Ohio. See Note 9 for a further description of this termination.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

Other assets consisted of the following:

	As of
	December 31, 2020	December 31, 2019
Deposits on containers	$-	$203
Security deposits	123	118
Other Assets	$123	$321

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

Note 5. Notes Payable

May 2018 Notes

On May 23, 2018, the Company entered into a securities purchase agreement with two accredited investors, pursuant to which the Company issued $840 in unsecured promissory notes for aggregate consideration of $700 (the “May 2018 Notes”), with an initial maturity date of March 23, 2019. On January 7, 2019, and again on March 28, 2019 the Company entered into an amendment to one of the May 2018 Notes, whereby the parties agreed to extend the maturity date of the note to July 15, 2019, agreed to forego certain monthly installments, and agreed prospective installments were to be paid in cash unless the Company elected to make payments in shares of the Company’s common stock, at a price equal to the lowest VWAP of the Company’s common stock during the preceding twenty trading days multiplied by 70%, or any lower price made available to any other holder of the Company’s securities. In consideration of these amendments, the Company incurred extension fees of $121. Because these amendments were considered substantive changes, the Company accounted for the modifications as extinguishments of debt and recorded a gain $320 during the year ended December 31, 2019.

On April 9, 2019, the Company entered into an amendment to another of its May 2018 Notes, whereby the parties agreed to extend the maturity date of the note to August 15, 2019, agreed to forego certain monthly installments, and provided a substantial conversion feature allowing the lender, in its sole discretion, the right to convert prospective installments into shares of the Company’s common stock, at a price equal to the lowest intra-day price of the Company’s common stock during the preceding twenty trading days multiplied by 70%, or any lower price made available to any other holder of the Company’s securities. In consideration of this amendment, the Company incurred an extension fee of $50. Because this amendment was considered a substantive change, the Company accounted for this modification as an extinguishment of debt and recorded a gain $127 during the year ended December 31, 2019.

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

On January 28, 2019, the Company entered into a third amendment, whereby the parties agreed to extend the maturity date to October 1, 2019 and to forego certain monthly installments. The parties also agreed the Company would pay all installments in cash unless both the Company and the lender agreed to make payments in shares of the Company’s common stock, at a price equal to the lowest intra-day trade price of the Company’s common stock during the preceding twenty trading days multiplied by 70%. In consideration of this amendment, the Company incurred an extension fee of $527. The Company accounted for this amendment as an extinguishment of debt and recorded a gain of $991 during the year ended December 31, 2019.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

On May 10, 2019, the Company entered into a fourth amendment, allowing the lender to convert the total outstanding principal amount of $3,159 into shares of the Company’s common stock, at a price equal the lowest intra-day trade price of the Company’s common stock during the preceding twenty trading days multiplied by 70%, or any lower price made available to any other holder of the Company’s securities. This amendment also eliminated the Company’s mandatory monthly amortization payments and extended the maturity to December 15, 2019. After such date, and within 10 business days, any outstanding balance shall be satisfied, at the Company’s election, either with cash, common stock conversion, or any combination thereof. The Company accounted for this amendment as an extinguishment of debt and recorded a gain $1,310 during the year ended December 31, 2019.

On December 31, 2019, the Company entered into a fifth amendment extending the maturity date to June 30, 2020 and deleting in its entirety, the requirement to settle the outstanding balance with cash, common stock conversion or any combination thereof, no later than December 15, 2019. An extension fee of $84 was added to the outstanding balance bringing the total outstanding principal balance to $929 as of December 31, 2019. The Company accounted for this amendment as an extinguishment of debt and recorded a gain of $792 during the year ended December 31, 2019. In connection with recording the new debt, the Company recorded debt discount of $877 including both (i) the time value of money and (ii) the discount related to the conversion feature underlying the debt instrument. The Company obtained a waiver from the holder of the June 2018 Note.

The holder of the June 2018 Note also acquired 17,500,000 shares of the Company’s common stock on April 12, 2019, and is an affiliate of the acquirer of 160 shares of Series C Convertible Preferred Stock with a par value of $0.001 and a stated value of $10,000 per share (“Preferred Shares”) acquired during 2019, of which 115 Preferred Shares remain outstanding as of December 31, 2020. See Note 7 below for a further description of the Preferred Shares. The holder of the June 2018 Note and its affiliates are collectively subject to a maximum beneficial ownership of 9.99%.

On July 28, 2020, the holder of the June 2018 Note converted $154 of debt principal into 17,164,732 shares of common stock, reducing the outstanding principal to zero.

During the year ended December 31, 2020, the Company issued 93,078,492 shares of its common stock upon the conversion of $929 in outstanding principal, reducing the outstanding principal balance to $0 as of December 31, 2020.

December 2018 Note

On December 6, 2018, the Company entered into a note purchase agreement with an accredited investor, pursuant to which the Company issued an unsecured promissory note in the amount of $598 (the “December 2018 Note”) for consideration of $500, with an interest rate of 8% per annum and a maturity date of May 6, 2019. The note was paid in full in March 2019.

December 2020 Note

On December 8, 2020, the Company entered into a securities purchase agreement pursuant to which it issued a convertible promissory note in the principal amount of $230 which is convertible, at the option of the holder, into shares of common stock at a conversion price equal to 70% of the lowest price for a share of Common Stock during the ten trading days immediately preceding the applicable conversion. The Company received consideration of $200 for the convertible promissory note. The note bears interest at a rate of 8% per annum and matures in twelve months.

The Company determined that the embedded conversion feature of the convertible promissory note meets the definition of a beneficial conversion feature and a derivative liability which is accounted for separately. The Company measured the beneficial conversion feature’s intrinsic value on December 8, 2020 and determined that the beneficial conversion feature was valued at $200 which was recorded as a debt discount, and together with the original issue discount of $30, in the aggregate of $230, is being amortized over the life of the loan. The Company measured the derivative liability’s fair value on December 8, 2020 and determined that the derivative liability was valued at $555 which exceeded the intrinsic value of the beneficial conversion feature by $355 and resulted in the Company recording non-cash interest expense of $355. As of December 31, 2020, the fair value of the derivative liability was $246 and for the year ended December 31, 2020 the Company recorded a gain of $309 from the change in fair value of derivative liability as non-operating income in the consolidated statements of operations. The Company valued the derivative liability using the Black-Scholes option pricing model using the following assumptions as of December 8, 2020 and December 31, 2020, respectively: 1) stock prices of $0.027 and $0.04, 2) conversion prices of $0.009 and $0.025, 3) remaining lives of 1 year and 0.94 years, 4) dividend yields of 0%, 5) risk free rates of 0.10%, and 6) volatility of 158.55% and 167.36%.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

The Company’s activity in its derivative liability was as follows for the year ended December 31, 2020:

Balance of derivative liability at January 1, 2020	$-
Transfers in due to issuance of convertible notes with embedded conversion provisions	555
Change in fair value recognized in non-operating income (expense)	(309)
Balance of derivative liability at December 31, 2020	$246

The Company did not have any derivative liability activity during the year ended December 31, 2019.

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. As the stock price increases for each of the related derivative instruments, the value to the holder of the instrument generally increases, therefore increasing the liability on the Company’s balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Increases in expected volatility would generally result in higher fair value measurement. A 10% change in pricing inputs and changes in volatilities and correlation factors would not result in a material change in our Level 3 fair value.

The following table summarizes the Company’s derivative as of December 31, 2020:

	December 31, 2020
	Level 1	Level 2	Level 3	Fair Value

Liabilities
Derivative liability	$-	$-	$246	$246

The PPP Loan

On April 16, 2020, the Company entered into a promissory note with Aquesta Bank for $111 in connection with the Paycheck Protection Program (“PPP”) offered by the U.S. Small Business Administration (the “PPP Loan”). The PPP Loan bears interest at 1% per annum, with monthly installments of $6 commencing on November 1, 2021 for 18 months through its maturity on April 1, 2023. The principal amount of the PPP Loan will be forgiven if the loan proceeds are used to pay for payroll costs, rent and utilities costs over the 24-week period after the PPP Loan is made. Not more than 40% of the forgiven amount may be used for non-payroll costs. The amount of the PPP Loan forgiveness may be reduced if the Company reduces its full-time head count. On April 1, 2021, the Company received notice of forgiveness in the amount of $108 in relation to the PPP Loan. The Company used all proceeds from the PPP Loan to maintain payroll and other allowable expenses. As a result, management believes that the Company has met the PPP eligibility criteria for forgiveness for the remaining payable of $3 to the SBA and has concluded that the PPP Loan represents, in substance, a government grant that is expected to be forgiven in its entirety. As such, in accordance with International Accounting Standards (“IAS”) 20, “Accounting for Government Grants and Disclosure of Government Assistance,” the Company has recognized the entire PPP Loan amount of $111 as grant income, which is included in other non-operating income (expense) in the consolidated statement of operations for the year ended December 31, 2020.

Notes payable consisted of the following:

	As of December 31, 2020
	Principal	Discount	Net
Total notes payable-December 2020 Note	$230	$225	$5

	As of December 31, 2019
	Principal	Discount	Net
Total notes payable-June 2018 Note	$929	$(877)	$52

During the years ended December 31, 2020 and 2019, the Company recorded accretion of debt discount of $882 and $5,605, respectively.

As of December 31, 2020, all of the May 2018, June 2018 and December 2018 Notes have been extinguished.

Note 6. Leases

In December 2019, the Company entered a new office lease in connection with the relocation of its executive office to Raleigh, North Carolina. The Company accounted for its new office lease as an operating lease under the guidance of Topic 842. Rent expense under the new lease is $3 per month, with annual increases of 3% during the three-year term. The Company used an incremental borrowing rate of 29.91% based on the weighted average effective interest rate of its outstanding debt. In December 2019, the Company recorded a Right of Use Asset of $79 and a corresponding Lease Liability of $79. The Right to Use Asset is accounted for as an operating lease and has a balance, net of amortization, of $56 as of December 31, 2020.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

Total future minimum payments required under the lease agreement are as follows:

Amount
2021	$38
2022	38
Total undiscounted minimum future lease payments	$76
Less Imputed interest	(20)
Present value of operating lease liabilities	$56
Disclosed as:
Current portion	$23
Non-current portion	33

The Company’s former executive office was located in Durham, North Carolina under a sublease agreement that was terminated in December 2019, with monthly rent of $7 in the final year of the sublease agreement. The Company recorded rent expense of $36 and $64 for the years ended December 31, 2020 and 2019, respectively.

At December 31, 2020, the weighted average remaining lease term for the operating lease was 2.0 years. The Company’s lease agreement does not contain any material residual value guarantees or material restrictive covenants.

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

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

Equity Purchase Agreement under Form S-1

On June 3, 2019, the Company entered into an equity purchase agreement with Oasis Capital, whereby the Company had the right, but not the obligation, to direct Oasis Capital to purchase shares of the Company’s common stock (the “New Put Shares”) in an amount in each instance up to the lesser of $1,000 or 250% of the average daily trading volume by delivering a notice to Oasis Capital (the “New Put Notice”). The purchase price (the “Purchase Price”) for the New Put Shares shall equal 95% of the one lowest daily volume weighted average price on a principal market during the five trading days immediately following the date Oasis receives the New Put Shares via DWAC associated with the applicable New Put Notice (the “Valuation Period”). The closing of a New Put Notice shall occur within one trading day following the end of the respective Valuation Period, whereby (i) Oasis shall deliver the Investment Amount (as defined below) to the Company by wire transfer of immediately available funds and (ii) Oasis shall return surplus New Put Shares if the value of the New Put Shares delivered to Oasis causes the Company to exceed the maximum commitment amount. The Company shall not deliver another New Put Notice to Oasis within ten trading days of a prior New Put Notice. The “Investment Amount” means the aggregate Purchase Price for the New Put Shares purchased by Oasis, minus clearing costs payable to Oasis’s broker or to the Company’s transfer agent for the issuance of the New Put Shares. The shares issuable under the equity purchase agreement are registered with the SEC under a registration statement on Form S-1 that was declared effective on June 25, 2019 covering up to 76,558,643 shares of common stock (the “S-1”) and are subject to a maximum beneficial ownership by Oasis Capital of 9.99%.

Through December 31, 2019, the Company sold 52,000,000 shares of its common stock under the Form S-1 for net proceeds of $1,654, net of deferred offering costs of $70 and transaction clearing fees of $30 and no shares were sold during the year ended December 31, 2020.

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

During the year ended December 31, 2019, the Company issued 160,500 shares of its common stock, to consultants in exchange for services. These services were valued at $60 during 2019 based upon the value of the shares issued. No shares were issued to consultants during the year ended December 31, 2020.

In connection with the termination of its management agreements, see Note 9 below, the Company issued 10,250,000 shares of its common stock to acquire 2,000 S9 miners from the third-party investors. The S9 miners were valued at $311, based on the trading value of the Company’s common stock on the date each management agreement was terminated.

Preferred Stock

On January 11, 2019, the Company’s Board of Directors approved the authorization of 10,000 shares of Series B Preferred Stock with a par value of $0.001 and a Stated Value of $100 each (“Series B Preferred Shares”). The holders of the Series B Preferred Shares shall be entitled to receive, when, as, and if declared by the Board of Directors of the Company, out of funds legally available for such purpose, dividends in cash at the rate of 12% of the Stated Value per annum on each Series B Preferred Share. Such dividends shall be cumulative and shall accrue without interest from the date of issuance of the respective share of the Series B Preferred Shares. Each holder shall also be entitled to vote on all matters submitted to stockholders of the Company and shall be entitled to 55,000 votes for each Series B Preferred Share owned at the record date for the determination of stockholders entitled to vote on such matter or, if no such record date is established, at the date such vote is taken or any written consent of stockholders is solicited. In the event of a liquidation event, any holders of the Series B Preferred Shares shall be entitled to receive, for each Series B Preferred Shares, the Stated Value in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its stockholders. The Series B Preferred Shares are not convertible into shares of the Company’s common stock. No shares of Series B Preferred Shares have been issued or are outstanding.

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

The common shares issued upon conversion of the Series C Preferred Shares have been registered under the Company’s then-effective registration statement on Form S-3. On April 12, 2019, the Company sold 190 Series C Preferred Shares for $1,890, net of issuance costs and on July 15, 2019 sold 10 Series C Preferred Shares for $100. During the second and third quarters of 2019, holders converted 50 Series C Preferred Shares into 14,077,092 shares of common stock and 35 Series C Preferred Shares into 13,528,575 shares of common stock, respectively. 115 shares of Series C Preferred Stock are issued and outstanding as of December 31, 2020.

Upon issuance of the Series C Preferred Shares during the second and third quarters of 2019, the Company recorded a deemed dividend based on the beneficial conversion feature underlying the Preferred Shares, measured as the difference between the conversion price of the Series C Preferred Shares and the fair value of the underlying common stock Accordingly, on April 12, 2019 and for the July 2019 issuances, the Company recorded deemed dividends of $959 and $46, respectively.

Warrants

The Company did not have any warrant activity during the year ended December 31, 2020.

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

Note 8. Stock–Based Compensation

Issuance of restricted common stock – directors, officers and employees

The Company’s activity in restricted common stock was as follows for the years ended December 31, 2020:

Non–vested at January 1, 2020	650,000	$1.24
Granted	-	$-
Vested	(616,667)	$1.48
Non–vested at December 31, 2020	33,333	$.04

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

For the years ended December 31, 2020 and 2019, the Company has recorded $222 and $2,249, in employee and director stock–based compensation expense, which is a component of general and administrative expenses in the consolidated statement of operations.

As of December 31, 2020, unamortized stock-based compensation costs related to restricted share arrangements was under $1.

Stock options

As of December 31, 2019, the Company had 6,000,000 outstanding stock options with a weighted average exercise price of $0.71 and a weighted average grant date fair value of $1.29. All the stock options were fully vested and there were no unrecognized costs. Under the terms of the stock option agreement, all options expired on January 31, 2020. As of December 31, 2020, there are no outstanding or exercisable stock options.

Note 9. Commitments and Contingencies

The Company may incur legal expenses related to the indemnification of our Chief Executive Officer in relation to the SEC Action. During the year ending December 31, 2020, the Company has recorded $200 as general and administrative expense related to ongoing legal matters related to this action.

Bitcoin Production Equipment and Operations

In August 2018, the Company entered a collaborative venture with Bit5ive, LLC to develop a fully contained crypto currency mining pod (the “POD5 Agreement”) for a term of five years. Pursuant to the POD5 Agreement, the Company assists with the design and development of the POD5 Containers. The Company retains naming rights to the pods and receives royalty payments from Bit5ive, LLC in exchange for providing capital as well as engineering and design expertise. During the years ended December 31, 2020 and 2019, the Company recognized revenue of $3 and $44 under this agreement, respectively.

Electricity Contract

In June 2019, the Company entered into a contract for electric power with the City of Lafayette, Georgia, a municipal corporation of the State of Georgia (“the City”). The Company makes monthly payments based upon electricity consumed, at a negotiated kilowatt per hour rate, inclusive of transmission charges and exclusive of state and local sales taxes. Over time, the Company is entitled to utilize a load of 10 megawatts. For each month, the Company estimates its expected electric load, and should the actual load drop below 90% of this estimate, the City reserves the right to impose a modest penalty to the hourly kilowatt rate for electricity consumed.

In connection with this agreement, the Company paid a $154 security deposit, which was reduced to $120 in June 2020. The new amount is classified as Other Assets in the Company’s consolidated balance sheet as of December 31, 2020.

This agreement expires on September 30, 2021, and the Company will shortly begin negotiations for an extension or new contract. There can be no assurance that that the Company and City will reach agreement with acceptable price and volume metrics, if at all.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

Management Agreement Termination Liability

On August 31, 2019, the Company entered into two Settlement and Termination Agreements (the “Settlement Agreements”) to management agreements it entered in 2017 with two accredited investors (together the “Users”). Under the terms of the Settlement Agreements, the Company paid the Users a percentage of profits (“Settlement Distribution”) of Bitcoin mining as defined in the Settlement Agreements. The estimated present value of the Settlement Distributions of $337 was recorded as termination expense with an offsetting liability on August 31, 2019. Since two of the components of the Settlement Distribution, Bitcoin price and Difficulty Rate, as defined in the Settlement Agreements, are based on market conditions, the liability was adjusted to fair value on a quarterly basis and any changes were recorded in the statement of operations. As such, the liability is considered a Level 3 financial instrument. During 2019, the Company recognized a gain on the change in the fair value of $176 based on the change of Bitcoin price and Difficulty Rate, and along with the monthly Settlement Distributions valued at $45, the liability was reduced to $116 as of December 31, 2019. During the year ended December 31, 2020, the Company recognized a gain on the change in the fair value of $26 based on the change of Bitcoin price and Difficulty Rate, and along with the Settlement Distributions valued at $90, the liability was reduced to $0 as of December 31, 2020. Pursuant to the terms of the Settlement Agreements, Settlement Distributions terminated on September 30, 2020.

Termination liability at January 1, 2019	$-
Additions to liability	337
Change in fair value recognized in non-operating income (expense)	(176)
Settlement distributions	(46)
Termination liability at December 31, 2019	116
Change in fair value recognized in non-operating income (expense)	(26)
Settlement distributions	(90)
Termination liability at December 31, 2020	$-

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

On April 23, 2020, the Company entered into a stipulation of settlement (the “Stipulation”) in connection with the Ojha Derivative Action and the Thomas Derivative Action (together, the “State Derivative Actions”). The consideration for the settlement of the Derivative Actions is as follows: (i) adoption by the Company of certain corporate governance reforms, the terms of which are fully set forth in Exhibits A and B to the Stipulation; (ii) Robert B. Ladd, H. Robert Holmes, Michael Onghai, and Nolan Bushnell shall collectively pay or cause to be paid $75 to the Company; and (iii) Barry C. Honig, John Stetson, Michael Brauser, John O’Rourke III, and Mark Groussman shall collectively pay or cause to be paid $150 to the Company. Further, the Company shall, subject to court approval, pay a fee and expense award to plaintiffs’ counsel in the Derivative Actions of $150 and service awards to each of the two plaintiffs in the Derivative Actions of $1.5 each, to be paid from the fee and expense award. On April 24, 2020, the New York state court entered an order preliminarily approving the Stipulation and the settlement contemplated therein and providing for the notice of the settlement to be made to current MGT Stockholders. The Preliminary Approval Order further provided for a Court hearing on the settlement on June 26, 2020. On May 4, 2020, pursuant to the Preliminary Approval Order, MGT provided notice of the settlement on its website, by press release and by filing a Form 8-K with the Securities and Exchange Commission.

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

Final approval of the settlement of the Federal Derivative Actions was granted on August 5, 2020. For the year ended December 31, 2020, the Company recorded $119 as other income in relation to the settlement of the Federal Derivative Actions.

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

In November 2018, the Company’s board received a shareholder demand letter dated November 6, 2018, from shareholders Nicholas Fulton and Kelsey Thacker (the “Fulton Demand”). The Fulton Demand referenced the SEC Action, and the allegations therein, and demanded that the board take action to investigate, address and remedy the allegations raised in the SEC Action. Shortly after the New York state court entered the order preliminarily approving the stipulation of settlement in connection with the Ojha Derivative Action and the Thomas Derivative Action, counsel for the Company informed counsel for shareholders Nicholas Fulton and Kelsey Thacker of that stipulation of settlement and of counsel for the Company’s view that the releases in the settlement covered the matters raised in the Fulton Demand.

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

Note 10. Income Taxes

Significant components of deferred tax assets were as follows:

	As of December 31,
	2020	2019
U.S. federal tax loss carry–forward	$17,426	$15,227
U.S. State tax loss carry–forward	183	262
Equity based compensation	7,704	7,655
Fixed assets, intangible assets and goodwill	49	49
Long-term investments	(6)	-
Total deferred tax assets	25,357	23,193
Less: valuation allowance	(25,357)	(23,193)
Net deferred tax asset	$—	$—

As of December 31, 2020, the Company had the following tax attributes:

The Company has federal net operating loss carryforwards of $82,980 at December 31, 2020. Of the $82,980, approximately $55,200 will begin to expire in fiscal 2022 and the remaining approximately $27,800 million will be available indefinitely but will be limited to usage of 80% of taxable income. The Company also has state net operating loss carryforwards of $13,579 in the aggregate of which approximately $10,700 will begin to expire in 2036 and approximately $2,900 will not expire.

As it is not more likely than not that the resulting deferred tax benefits will be realized, a full valuation allowance has been recognized for such deferred tax assets. For the year ended December 31, 2020, the valuation allowance increased by $2,157. Federal and state laws impose substantial restrictions on the utilization of tax attributes in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. As of December 31, 2020, the Company performed a high-level review of its changes in ownership and determined that a change of control event likely occurred under Section 382 of the Internal Revenue Code and the Company’s net operating loss carryforwards are likely to be limited.

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2020 and 2019 is as follows:

	As of December 31,
	2020	2019
Expected Federal Tax	(21.0)%	(-21.0)%
State income taxes (net of federal benefit)	(0.9)%	(-2.0)%
Accretion of notes payable discount	4.8%	13.8%
True up of prior year deferred tax assets	(-41.3)%	16.1%
True-up of state loss carryforward	2.9%	8.8%
Other	(0.2)%	1.6%
Change in valuation allowance	55.7%	(-17.3)%
Effective tax rate	0.00%	0.0%

The Company has adopted the provisions of ASC 740-10-25, which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities.

Tax position that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company had no tax positions relating to open income tax returns that were considered to be uncertain.

The Company files income tax returns in the U.S. federal jurisdiction, North Carolina and Georgia jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non–U.S. income tax examinations by tax authorities for years before 2015.

Note 11. Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. During the years ended December 31, 2020 and 2019, the Company made contributions to the 401(k) Plan of $11 and $18, respectively.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

Note 12. Subsequent Events

On January 28, 2021 and February 18, 2021, the Company issued 2,597,403 and 27,272,727 shares of the Company’s common stock, respectively, to Chicago Venture Partners L.P., a Utah limited partnership, and Uptown Capital LLC, a Utah limited liability company, in connection with the conversion of 10 and 105 shares of the Company’s Series C Convertible Preferred Stock (the “Series C Preferred”). Following these conversions, the Company has no Series C Preferred issued or outstanding.

On March 5, 2021, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Bucktown Capital, LLC (the “Investor”), pursuant to which the Company issued a convertible promissory note in the original principal amount of $13,210 (the “2021 Note”). The 2021 Note is convertible, at the option of the Investor, into shares of common stock of the Company at a conversion price equal to 70% of the lowest price for a share of common stock during the ten trading days immediately preceding the applicable conversion (the “Conversion Price”); provided, however, in no event shall the Conversion Price be less than $0.04 per share. The 2021 Note bears interest at a rate of 8% per annum and will mature in twelve months.

The 2021 Note will be funded in tranches, with the initial tranche of $1,210 funded by the Investor on March 5, 2021 for consideration of $1,000. Six subsequent tranches (five tranches, each for $1,200 and one tranche for $6,000) will be funded upon the notice of effectiveness of a Registration Statement on Form S-1 covering the common stock issuable in connection with the 2021 Note. Further, the final tranche requires the mutual agreement of the Company and Investor. Until such time as Investor has funded the subsequent tranches, the Company will hold a series of Investor Notes that offset any unfunded portion of the 2021 Note.

On April 1, 2021, the Company received notice from the SBA that the Company’s PPP Loan was forgiven in its entirety in the amount of $108.

