Form 10-Q
period 2021-03-31
MGT CAPITAL INVESTMENTS, INC.
filed 2021-05-24
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non–accelerated filer [X]	Smaller reporting company [X]
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

Yes [  ] No [X]

As of May 24, 2021, there were 536,649,910 shares of the registrant’s Common stock, $0.001 par value per share, issued and outstanding.

MGT CAPITAL INVESTMENTS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per-share amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$1,188	$236
Prepaid expenses and other current assets	12	10
Intangible digital assets	6	4
Total current assets	1,206	250

Non-current assets
Property and equipment, at cost, net	1,553	1,872
Right of use asset, operating lease, net of accumulated amortization	51	56
Other assets	123	123
Total assets	$2,933	$2,301

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,562	$1,261
Accrued expenses and other payables	30	242
Note payable, net of discount	67	5
Operating lease liability	26	23
Derivative liability	313	246
Total current liabilities	1,998	1,777

Non-current liabilities
SBA PPP Note
Operating lease liability	25	33
Total liabilities	2,023	1,810

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Undesignated preferred stock, $0.001 par value, 8,489,800 shares authorized. No shares issued and outstanding at March 31, 2021 and December 31, 2020.	-	-
Series B preferred stock, $0.001 par value, 10,000 shares authorized. No shares issued or outstanding at March 31, 2021 and December 31, 2020.	-	-
Series C convertible preferred stock, $0.001 par value, 200 share authorized. 0 and 115 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.001 par value; 2,500,000,000 shares authorized; 536,649,911 and 506,779,781 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively.	537	507
Additional paid-in capital	419,343	418,373
Accumulated deficit	(418,970)	(418,389)
Total stockholders’ equity	910	491

Total Liabilities and Stockholders’ Equity	$2,933	$2,301

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

Revenue	$293	$677

Operating expenses
Cost of revenue	250	605
General and administrative	485	1,030
Total operating expenses	735	1,635

Operating loss	(442)	(958)

Other non-operating income (expense)
Interest (expense) income	(11)	10
Change in fair value of liability	-	15
Change in fair value of derivative liability	(67)
Accretion of debt discount	(62)	(421)
Gain (loss) on sale of property and equipment	1	30
Total non-operating expense	(139)	(366)

Net loss	(581)	(1,324)

Net loss attributable to common stockholders	$(581)	$(1,324)
Per-share data
Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	528,684,542	425,051,549

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2021	115	$-	506,779,781	$507	$418,373	$(418,389)	$491
Stock based compensation - employee restricted stock	-	-		-		-	-
Common stock issued on conversion of Preferred C shares	(115)	-	29,870,130	30	(30)	-	-
Beneficial conversion feature					1,000		1,000
Net loss	-	-		-	-	(581)	(581)
Balance at March 31, 2021 (unaudited)	-	$-	536,649,911	$537	$419,343	$(418,970)	$910

Balance at January 1, 2020	115	$-	413,701,289	$414	$417,315	$(414,502)	$3,227
Stock based compensation - employee restricted stock	-	-		-	220	-	220
Common stock issued on conversion of note payable	-	-	32,747,157	33	317	-	350
Net loss	-	-		-	-	(1,324)	(1,324)
Balance at March 31, 2020 (unaudited)	115	$-	446,448,446	$447	$417,852	$(415,826)	$2,473

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(581)	$(1,324)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	189	342
Gain on sale of property and equipment	(1)	(30)
Change in fair value of liability	67	(15)
Stock-based compensation expense	-	220
Amortization of note discount	62	421
Change in operating assets and liabilities
Prepaid expenses and other current assets	(2)	57
Intangible digital assets	(2)	6
Management agreement termination liability	-	(44)
Right of use asset	5	9
Operating lease liability	(5)	(9)
Accounts payable	301	453
Accrued expenses	(212)	97
Net cash provided by (used) in operating activities	(179)	183

Cash Flows From Investing Activities
Purchase of property and equipment		(343)
Proceeds from sale of property and equipment	131
Deposits made on property and equipment	-	(38)
Net cash provided by (used in) investing activities	131	(381)

Cash Flows From Financing Activities
Proceeds from convertible note payable	1,000	-
Net cash provided by financing activities	1,000	-

Net change in cash and cash equivalents	952	(198)

Cash and cash equivalents, beginning of period	236	216
Cash and cash equivalents, end of period	$1,188	$18

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$
Cash paid for income tax	$-	$-

Non-cash investing and financing activities
Conversion of notes payable into common stock	$-	$350
Discount related to convertible promissory note	$1,000	$

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

Cryptocurrency mining

Current Operations

The Company owned approximately 649 Antminer S17 Pro Bitcoin miners at its Company-owned and managed facility located in LaFayette, GA as of May 24, 2021. All miners were purchased from Bitmaintech Pte. Ltd., a Singapore limited company (“Bitmain”), and are collectively rated at approximately 30 Ph/s in computing power. Bitmain has acknowledged manufacturing defects, combined with inadequate repair facilities, rendering approximately one half of our miners in need of repair or replacement. The Company has begun using a third party repair facility to repair its non-working hash boards and expects the process to be complete in the third calendar quarter of this year. While initial batches of repaired hash boards have shown a very high success rate, there can be no guaranty that all future repairs will be as successful. The Company’s miners are housed in three modified shipping containers. A utility substation, adjacent to the several acre property, has access to over 20 megawatts (MW) of low-cost power. The Company’s current electrical load is estimated at slightly under 1.0 MW. The entire facility, including the land, two 2500 KVA 3-phase transformers, the mining containers, and miners, are owned by MGT. As the Company is presently using only a portion of the built-out available electrical load, it is exploring ways to grow and maintain its current operations including but not limited to further equipment sales, leasing space to other Bitcoin miners, and raising capital to acquire newest generation miners.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10–Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on April 15, 2021. Operating results for the three months ended March 31, 2021 and 2020 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2021.

COVID-19 Pandemic

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

Note 2. Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2021, the Company had incurred significant operating losses since inception and continues to generate losses from operations. As of March 31, 2021, the Company had an accumulated deficit of $418,970. As of March 31, 2021 MGT’s cash and cash equivalents were $1,188.

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

Since January 2021, the Company has secured working capital through the issuance of a convertible note, and the sale of assets.

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

Use of estimates and assumptions and critical accounting estimates and assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and also affect the amounts of revenues and expenses reported for each period. Actual results could differ from those which result from using such estimates. Management utilizes various other estimates, including but not limited to determining the estimated lives of long-lived assets, stock compensation, determining the potential impairment of long-lived assets, the fair value of conversion features, the recognition of revenue, the valuation allowance for deferred tax assets and other legal claims and contingencies. The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period that they are determined to be necessary.

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

The Company also recognizes a royalty participation upon the sale of certain containers manufactured by Bit5ive LLC of Miami, Florida (the “Pod5ive Containers”) under the terms of a five-year collaboration agreement entered in August 2018.

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

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

Accordingly, the computation of diluted loss per share for the three months ended March 31, 2021 excludes 34,285,714 shares issuable upon conversion of convertible debt. The computation of diluted loss per share for the three months ended March 31, 2020 excludes 266,667 unvested restricted shares, 68,904,286 shares issuable upon conversion of convertible debt, and 126,373,626 shares issuable under preferred stock.

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

As of March 31, 2021, and December 31, 2020, the Company had a Level 3 financial instrument related to the derivative liability related to the issuance of convertible notes.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents. The Company’s combined accounts were $1,188 and $236 as of March 31, 2021 and December 31, 2020, respectively. Accounts are insured by the FDIC up to $250,000 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of March 31, 2021, and December 31, 2020, the Company had $938 and $0, respectively, in excess over the FDIC insurance limit.

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

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever facts or circumstances either internally or externally may suggest that the carrying value of an asset may not be recoverable. Should there be an indication of impairment, we test for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying amount of the asset or asset group. Any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss.

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

The following table presents the activities of digital currencies for the three months ended March 31, 2021:

Digital currencies at December 31, 2020	$4
Additions of digital currencies from mining	286
Payment of digital currencies to management partners	-
Realized gain on sale of digital currencies	(6)
Net realizable value adjustment	(1)
Sale of digital currencies	(277)
Digital currencies at March 31, 2021	$6

Note 4. Property, Plant, and Equipment and Other Assets

Property and equipment consisted of the following:

	As of
	March 31, 2021	December 31, 2020
Land	$55	$57
Computer hardware and software	10	10
Bitcoin mining machines	1,180	1,206
Infrastructure	905	905
Containers	403	550
Leasehold improvements	4	4
Property and equipment, gross	2,557	2,732
Less: Accumulated depreciation	(1,004)	(860)
Property and equipment, net	$1,553	$1,872

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

The Company recorded depreciation expense of $189 and $342 for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021 and 2020, gains on sale of property and equipment of $1 and $30, respectively were recorded as other non-operating expenses relating to the sale and disposition of Antminer S17 Pro and S9 Bitcoin miners and a container.

Other Assets consisted of the following:

	As of
	March 31, 2021	December 31, 2020

Security deposits	$123	$123
Other Assets	$123	$123

The Company has paid $120 in security deposits related to its electrical contract, see Note 9, and $3 related to its office lease in Raleigh, NC.

Note 5. Notes Payable

June 2018 Note

On June 1, 2018, the Company entered into a note purchase agreement with an accredited investor, pursuant to which the Company issued an unsecured promissory note in the amount of $3,600 (the “June 2018 Note”) for consideration of $3,000. The outstanding balance was to be made in nine equal monthly installments beginning August 1, 2018, with an initial maturity date of April 1, 2019, with no prepayment penalty. Upon an event of default, the outstanding balance of the promissory note would immediately increase by 120% and become immediately due and payable. Prior to 2020, this note was amended 5 times.

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

As of March 31, 2021, the fair value of the derivative liability was $313 and for the three months ended March 31, 2021 the Company recorded a loss of $67 from the change in fair value of derivative liability as non-operating expense in the consolidated statements of operations. As of December 31, 2020, the fair value of the derivative liability was $246. The Company valued the derivative liability using the Black-Scholes option pricing model using the following assumptions as of March 31, 2021 and December 31, 2020, respectively: 1) stock prices of $0.075 and $0.04, 2) conversion prices of $0.042 and $0.025, 3) remaining lives of .69 and 0.94 years, 4) dividend yields of 0%, 5) risk free rates of 0.05% and 0.10%, and 6) volatility of 237.34% and 167.36%.

March 2021 Note

On March 5, 2021, the Company entered into a securities purchase agreement, pursuant to which the Company issued a convertible promissory note in the original principal amount of $13,210 (the “March 2021 Note”). The March 2021 Note is convertible, at the option of the Investor, into shares of common stock of the Company at a conversion price equal to 70% of the lowest price for a share of common stock during the ten trading days immediately preceding the applicable conversion (the “Conversion Price”); provided, however, in no event shall the Conversion Price be less than $0.04 per share. The March 2021 Note bears interest at a rate of 8% per annum and will mature in twelve months.

The March 2021 Note will be funded in tranches, with the initial tranche of $1,210 funded on March 5, 2021 for consideration of $1,000. Six subsequent tranches (five tranches, each for $1,200 and one tranche for $6,000) will be funded upon the notice of effectiveness of a Registration Statement on Form S-1 covering the common stock issuable in connection with the March 2021 Note. Further, the final tranche requires the mutual agreement of the Company and Investor. Until such time as Investor has funded the subsequent tranches, the Company will hold a series of Investor Notes that offset any unfunded portion of the March 2021 Note.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

The Company determined that the embedded conversion feature of the convertible promissory note meets the definition of a beneficial conversion feature. The Company measured the beneficial conversion feature’s intrinsic value on March 5, 2021 and determined that the beneficial conversion feature was valued at $1,000 which was recorded as a debt discount, and together with the original issue discount of $210, in the aggregate of $1,210, is being amortized over the life of the loan.

Derivative Liabilities

The Company’s activity in its derivative liability was as follows for the three months ended March 31, 2021:

Balance of derivative liability at December 31, 2020	$246
Change in fair value recognized in non-operating expense	67
Balance of derivative liability at March 31, 2021	$313

The Company did not have any derivative liability activity during the three months ended March 31, 2020.

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

The following table summarizes the Company’s derivative as of March 31, 2021:

	March 31, 2021
	Level 1	Level 2	Level 3	Fair Value

Liabilities
Derivative liability	$-	$-	$313	$313

The following table summarizes the Company’s derivative as of December 31, 2020:

	December 31, 2020
	Level 1	Level 2	Level 3	Fair Value

Liabilities
Derivative liability	$-	$-	$246	$246

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

U.S. Small Business Administration-Paycheck Protection Plan

On April 16, 2020, we entered into a promissory note with Aquesta Bank for $108 (the “PPP Loan”) in connection with the Paycheck Protection Program (“PPP”) offered by the U.S. Small Business Administration (the “SBA”). The PPP Loan had terms including an interest rate of 1% per annum, with monthly installments of $6 commencing on November 1, 2021 through its maturity on April 1, 2023. The principal amount of the PPP Loan is forgiven if the loan proceeds are used to pay for payroll costs, rent and utilities costs over the 24-week period after the loan is made. Not more than 40% of the forgiven amount may be used for non-payroll costs. In addition, in July 2020, the Company received $3 from the SBA as a COVID-19 Economic Injury Disaster Loan Advance (the “EIDL Advance”)

On April 1, 2021, the Company received notice of forgiveness from the SBA in the amount of $108 in relation to the PPP Loan as the Company used all proceeds from the PPP Loan to maintain payroll and other allowable expenses. Further, pursuant to an SBA Procedural Notice in December 2020, the EIDL Advance was also forgiven. The Company has concluded that the PPP Loan and EIDL Advance represent, in substance, a government grant that is forgiven in its entirety. As such, in accordance with International Accounting Standards (“IAS”) 20, “Accounting for Government Grants and Disclosure of Government Assistance,” the Company has recognized the entire PPP Loan and EIDL Advance amount of $111 as grant income, which is included in other non-operating income (expense) in the consolidated statement of operations for the year ended December 31, 2020.

Notes payable consisted of the following:

	As of March 31, 2021
	Principal	Discount	Net
December 2020 Note	$230	$(201)	$29
March 2021 Note	1,210	(1,172)	38
Total notes payable	$1,460	$(1,373)	$67

	As of December 31, 2020
	Principal	Discount	Net
Total notes payable-December 2020 Note	$230	$(225)	$5

During the three months ended March 31, 2021 and 2020, the Company recorded accretion of debt discount of $62 and $0, respectively.

Note 6. Leases

In December 2019, the Company entered an office lease in connection with the relocation of its executive office to Raleigh, North Carolina. The Company accounted for this lease as an operating lease under the guidance of Topic 842. Rent expense under the new lease is $3 per month, with annual increases of 3% during the three-year term. The Company used an incremental borrowing rate of 29.91% based on the weighted average effective interest rate of its outstanding debt. In December 2019, the Company recorded a Right of Use Asset of $79 and a corresponding Lease Liability of $79. The Right to Use Asset is accounted for as an operating lease and has a balance, net of amortization, of $51 as of March 31, 2021.

Total future minimum payments required under the lease agreement are as follows:

Amount
Remainder of 2021	$28
2022	38
Total undiscounted minimum future lease payments	$66
Less Imputed interest	(15)
Present value of operating lease liabilities	$51
Disclosed as:
Current portion	$26
Non-current portion	25
$51

The Company recorded rent expense of $9 and $9 for the three months ended March 31, 2021 and 2020, respectively.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

At March 31, 2021, the weighted average remaining lease term for operating lease was 1.7 years. The Company’s lease agreement does not contain any material residual value guarantees or material restrictive covenants.

Note 7. Common Stock and Preferred Stock

Common stock

Other Common Stock Issuances

In connection with the conversion of 115 shares of Series C Preferred Stock during the three months ended March 31, 2021 (see Preferred Stock below) the Company issued 29,870,130 shares of common stock.

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

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

The common shares issued upon conversion of the Series C Preferred Shares have been registered under the Company’s then-effective registration statement on Form S-3. On April 12, 2019, the Company sold 190 Series C Preferred Shares for $1,890, net of issuance costs and on July 15, 2019 sold 10 Series C Preferred Shares for $100. During the second and third quarters of 2019, holders converted 50 Series C Preferred Shares into 14,077,092 shares of common stock and 35 Series C Preferred Shares into 13,528,575 shares of common stock, respectively. 115 shares of Series C Preferred Stock were issued and outstanding as of December 31, 2020.

On January 28, 2021 and February 18, 2021, the Company issued 2,597,403 and 27,272,727 shares of the Company’s common stock, respectively, in connection with the conversion of 10 and 105 shares of the Company’s Series C Convertible Preferred Stock. Following these conversions, the Company has no Series C Preferred issued or outstanding.

Note 8. Stock–Based Compensation

Issuance of restricted common stock – directors, officers and employees

The Company’s activity in restricted common stock was as follows for the three months ended March 31, 2021:

	Number of shares	Weighted average grant date fair value
Non–vested at December 31, 2020	33,333	$0.04
Granted	-	$-
Vested	(33,333)	$0.04
Non–vested at March 31, 2021	-	$-

For the three months ended March 31, 2021 and 2020, the Company has recorded $0 and $220, in employee and director stock–based compensation expense, which is a component of general and administrative expenses in the consolidated statement of operations.

As of March 31, 2021, there was no unamortized stock-based compensation costs related to restricted share arrangements.

Stock options

Under the terms of the stock option agreement, all options expired on January 31, 2020. As of March 31, 2021, there are no outstanding or exercisable stock options.

Note 9. Commitments and Contingencies

Legal proceedings

The Company is subject, from time to time, to various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes would reasonably be expected to have a material adverse effect on its financial condition or results of operations, except as previously disclosed in our Annual Report on Form 10-K, as filed with the SEC on April 15, 2021.

Bitcoin Production Equipment and Operations

On August 14, 2018, the Company entered a collaborative venture with Bit5ive, LLC to develop a fully contained crypto currency mining pod (the “POD5 Agreement”) for a term of five years. Pursuant to the POD5 Agreement, the Company assists with the design and development of the POD5 Containers. The Company retains naming rights to the pods and receives royalty payments from Bit5ive, LLC in exchange for an initial capital investment as well as engineering and design expertise. During the three months ended March 31, 2021 and 2020 the Company received royalties and recognized revenue under this agreement of $7 and $3, respectively.

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

In connection with this agreement, the Company paid a $154 security deposit, which was reduced to $120 in June 2020. The new amount is classified as Other Assets in the Company’s consolidated balance sheet as March 31, 2021.

This agreement expires on September 30, 2021, and the Company has begun negotiations for an extension or new contract. There can be no assurance that that the Company and City will reach agreement with acceptable price and volume metrics, if at all.

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

Note 10. Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. During the three months ended March 31, 2021 and 2020, the Company made contributions to the 401(k) Plan of $3 and $4, respectively.

Note 11. Subsequent Events

On April 1, 2021, the Company received notice from the SBA that the Company’s PPP Loan was forgiven in its entirety in the amount of $108.

Item 2. Management’s discussion and analysis of financial condition and results of operations

This Quarterly Report on Form 10–Q contains forward–looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The statements contained herein that are not purely historical are forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward–looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe” and similar expressions or variations intended to identify forward–looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward–looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward–looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10–K for the fiscal year ended December 31, 2020 as filed with the Securities and Exchange Commission (“SEC”) on April 15, 2021, in addition to other public reports we filed with the SEC. The forward–looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward–looking statements to reflect events or circumstances after the date of such statements.

Executive summary

MGT Capital Investments, Inc. (“MGT” or the “Company”) was incorporated in Delaware in 2000. MGT was originally incorporated in Utah in 1977. MGT is comprised of the parent company and its wholly owned subsidiary MGT Sweden AB. MGT’s corporate office is in Raleigh, North Carolina.

All dollar figures set forth in this Quarterly Report on Form 10-Q are in thousands, except per-share amounts.

Current Operations

The Company owned approximately 649 Antminer S17 Pro Bitcoin miners at its Company-owned and managed facility located in LaFayette, GA as of May 24, 2021. All miners were purchased from Bitmaintech Pte. Ltd., a Singapore limited company (“Bitmain”), and are collectively rated at approximately 30 Ph/s in computing power. Bitmain has acknowledged manufacturing defects, combined with inadequate repair facilities, rendering approximately one half of our miners in need of repair or replacement. The Company has begun using a third party repair facility to repair its non-working hash boards and expects the process to be complete in the third calendar quarter of this year. While initial batches of repaired hash boards have shown a very high success rate, there can be no guaranty that all future repairs will be as successful. The Company’s miners are housed in three modified shipping containers. A utility substation, adjacent to the several acre property, has access to over 20 megawatts (MW) of low-cost power. The Company’s current electrical load is estimated at slightly under 1.0 MW. The entire facility, including the land, two 2500 KVA 3-phase transformers, the mining containers, and miners, are owned by MGT. As the Company is presently using only a portion of the built-out available electrical load, it is exploring ways to grow and maintain its current operations including but not limited to further equipment sales, leasing space to other Bitcoin miners, and raising capital to acquire newest generation miners.

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

The Company also recognizes a royalty participation upon the sale of certain containers manufactured by Bit5ive LLC of Miami, Florida (the “Pod5ive Containers”) under the terms of a collaboration agreement entered in August 2018.

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

The Company accounts for share–based payments granted to non–employees in accordance with ASC 718-10, “Share-Based Payment,” which requires the measurement and recognition of compensation expenses for all share based payment awards made to employees and directors including employee stock options under the Company’s stock plans and equity awards issued to non-employees based on estimated fair values.

ASC 718-10 requires companies to estimate the fair value of equity-based option awards on the date of grant using an option-pricing model. The fair value of the award is recognized as an expense on a straight-line basis over the requisite service periods in the Company’s consolidated statements of comprehensive loss.

Recent accounting pronouncements

See Note 3 to our unaudited condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report for Recent Accounting Pronouncements.

Results of operations

Three months ended March 31, 2021 and 2020

Revenues

Our revenues for the three months ended March 31, 2021 decreased by $384, or 57%, to $293, as compared to $677 for the three months ended March 31, 2020. Our revenue is primarily derived from cryptocurrency mining. The decrease in revenues is a result of lower Bitcoins mined due to fewer miners in operations and higher difficulty rate, offset by increased Bitcoin prices.

The Company is also entitled to a royalty from the sale of the Pod5ive Containers. During March 31, 2021 and 2020, the Company recognized $7 and $3 respectively, in royalties under this agreement due to a higher number of Pod5ive Container sales.

Operating Expenses

Operating expenses for the three months ended March 31, 2021 decreased by $900, or 55%, to $735, as compared to $1,635 for the three months ended March 31, 2020. The decrease in operating expenses was primarily due to a decrease in general and administrative expenses of $545, primarily from a decrease in legal and professional fees, as well as a decrease of $355 in cost of revenue from lower electricity usage.

The decrease in general and administrative expenses of $545 or 53%, to $485, as compared to $1,030 for the three months ended March 31, 2020, was primarily due to a decrease in stock-based compensation of $220 based on fewer shares issued or vested, a decrease in payroll and related expenses of $123, a decrease in consulting fees in the amount of $82, and a decrease of legal and professional fees in the amount of $397. The decrease of $355 in cost of revenue is primarily from lower electricity usage due to having fewer bitcoin miners in operation.

Other Income and Expense

For the three months ended March 31, 2021, non–operating income and expenses consisted primarily interest expense of $11, accretion of debt discount of $62 and change in fair value of derivative of $67, and a gain on sale of property and equipment of $1. During the comparable period ended March 31, 2020, non–operating income and expenses consisted of interest income of $10, accretion of debt discount of $421, a gain from the change in the fair value of the liability associated with the termination of the management agreements of $15 and a gain on sale of property and equipment of $30.

Liquidity and capital resources

Sources of Liquidity

We have historically financed our business through the sale of debt and equity interests. We have incurred significant operating losses since inception and continue to generate losses from operations and as of March 31, 2021 have an accumulated deficit of $418,970. At March 31, 2021, our cash and cash equivalents were $1,188, and our working capital deficit was $792. As of March 31, 2021, we had $1,440 of convertible promissory notes outstanding.

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

The price of Bitcoin is volatile, and fluctuations are expected. Declines in the price of Bitcoin have had a negative impact on our operating results and liquidity and could harm the price of our common stock. Movements may be influenced by various factors, including, but not limited to, government regulation, security breaches experienced by service providers, as well as political and economic uncertainties around the world. Since we record revenue based on the price of earned Bitcoin and we may retain such Bitcoin as an asset or as payment for future expenses, the relative value of such revenues may fluctuate, as will the value of any Bitcoin we retain. The low and high exchange price per Bitcoin for the year ending December 31, 2020, as reported by Blockchain.info, were approximately $5 and $29 respectively. During the period January 1, 2021 through March 31, 2021, the price of Bitcoin remained very volatile, with a low and high exchange price per Bitcoin of approximately $31 and $61, respectively.

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

U.S. Small Business Administration-Paycheck Protection Plan

On April 16, 2020, we entered into a promissory note (the “PPP Loan”) with Aquesta Bank for $108 in connection with the Paycheck Protection Program (“PPP”) offered by the U.S. Small Business Administration (the “SBA”). The PPP Loan had terms including an interest rate of 1% per annum, with monthly installments of $6 commencing on November 1, 2021 through its maturity on April 1, 2023. The principal amount of the PPP Loan is forgiven if the loan proceeds are used to pay for payroll costs, rent and utilities costs over the 24-week period after the loan is made. Not more than 40% of the forgiven amount may be used for non-payroll costs. In addition, in July 2020, the Company received $3 from the SBA as a COVID-19 Economic Injury Disaster Loan Advance (the “EIDL Advance”)

On April 1, 2021, the Company received notice of forgiveness from the SBA in the amount of $108 in relation to the PPP Loan as the Company used all proceeds from the PPP Loan to maintain payroll and other allowable expenses. Further, pursuant to an SBA Procedural Notice in December 2020, the EIDL Advance was also forgiven. The Company has concluded that the PPP Loan and EIDL Advance represent, in substance, a government grant that is forgiven in its entirety. As such, in accordance with International Accounting Standards (“IAS”) 20, “Accounting for Government Grants and Disclosure of Government Assistance,” the Company has recognized the entire PPP Loan and EIDL Advance amount of $111 as grant income, which is included in other non-operating income (expense) in the consolidated statement of operations for the year ended December 31, 2020.

Cash Flows

	Three Months ended March 31,
	2021	2020
Cash provided by / (used in)
Operating activities	$(179)	$183
Investing activities	131	(381)
Financing activities	1,000	-
Net increase (decrease) in cash and cash equivalents	$952	$(198)

Operating activities

Net cash used in operating activities was $179 for the three months ended March 31, 2021 as compared to net cash provided by operating activities of $183 for the three months ended March 31, 2020. Cash used in operating activities for the three months ended March 31, 2021 primarily consisted of a net loss of $581, offset by non-cash charges of $317 which includes depreciation of $189, change in fair value of derivative liability of $67, amortization of note discount of $62, offset by a gain from sale of property and equipment of $1, and cash provided by a change in working capital of $85.

Net cash provided by operating activities of $183 for the three months ended March 31, 2020 primarily consisted of a net loss of $1,324, offset by non-cash charges of $938, which includes depreciation of $342, stock-based compensation of $220 and amortization of note discount of $421, partially offset by a change in fair value of derivative liability of $15 and a gain from sale of property and equipment of $30, and cash provided by a change in working capital of $569.

Investing activities

Net cash provided by investing activities was $131 for the three months ended March 31, 2021 which consisted of proceeds from the sale of property and equipment.

Net cash used in investing activities was $381 for the three months ended March 31, 2020 which consisted of purchases of property and equipment of $343 and deposits made on property and equipment of $38.

Financing activities

During the three months ended March 31, 2021, cash provided by financing activities totaled $1,000 from proceeds of the issuance of a convertible promissory note.

During the three months ended March 31, 2020 there was no cash provided by or used in financing activities.

Off–balance sheet arrangements

As of March 31, 2021, we had no obligations, assets or liabilities which would be considered off–balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off–balance sheet arrangements.

Item 3. Quantitative and qualitative disclosures about market risk

The Company is not exposed to market risk related to interest rates on foreign currencies.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as March 31, 2021.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), we performed a complete documentation of the Company’s significant processes and key controls, and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2021, there were no changes to internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

The Company is subject, from time to time, to various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes would reasonably be expected to have a material adverse effect on its financial condition or results of operations, except as previously disclosed in our Annual Report on Form 10-K, as filed with the SEC on April 15, 2021.

Item 1A. Risk factors

There are no additional risk factors other than those discussed in our Annual Report on Form 10–K, as filed with the SEC on April 15, 2021.

Item 2. Unregistered sales of equity securities and use of proceeds

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

On March 5, 2021, the Company entered into a securities purchase agreement, pursuant to which the Company issued a convertible promissory note in the original principal amount of $13,210 (the “March 2021 Note”). The March 2021 Note is convertible, at the option of the Investor, into shares of common stock of the Company at a conversion price equal to 70% of the lowest price for a share of common stock during the ten trading days immediately preceding the applicable conversion (the “Conversion Price”); provided, however, in no event shall the Conversion Price be less than $0.04 per share. The March 2021 Note bears interest at a rate of 8% per annum and will mature in twelve months.

The March 2021 Note will be funded in tranches, with the initial tranche of $1,210 funded on March 5, 2021 for consideration of $1,000. Six subsequent tranches (five tranches, each for $1,200 and one tranche for $6,000) will be funded upon the notice of effectiveness of a Registration Statement on Form S-1 covering the common stock issuable in connection with the March 2021 Note. Further, the final tranche requires the mutual agreement of the Company and Investor. Until such time as Investor has funded the subsequent tranches, the Company will hold a series of Investor Notes that offset any unfunded portion of the March 2021 Note.

In issuing the securities described above, the Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

10.1	Securities Purchase Agreement dated March 5, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 8, 2021).

10.2	Convertible Promissory Note in favor of Bucktown Capital, LLC dated March 5, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 8, 2021).

10.3	Form of Investor Note (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on March 8, 2021).

31	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer*

32	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT CAPITAL INVESTMENTS, INC

Date: May 24, 2021	By:	/s/ Robert B. Ladd
Robert B. Ladd
President, Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

