Form 10-Q
period 2021-06-30
MGT CAPITAL INVESTMENTS, INC.
filed 2021-08-17
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

(914) 630-7430

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

Yes ☐ No ☒

As of August 13, 2021, there were 583,470,903 shares of the registrant’s Common stock, $0.001 par value per share, issued and outstanding.

MGT CAPITAL INVESTMENTS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per-share amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$739	$236
Prepaid expenses and other current assets	129	10
Intangible digital assets	-	4
Total current assets	868	250

Non-current assets
Property and equipment, at cost, net	1,362	1,872
Right of use asset, operating lease, net of accumulated amortization	46	56
Other assets	3	123
Total assets	$2,279	$2,301

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,332	$1,261
Accrued expenses and other payables	72	242
Convertible note payable, net of discount	240	5
Operating lease liability	28	23
Derivative liability	107	246
Total current liabilities	1,779	1,777

Non-current liabilities
Operating lease liability	18	33
Total liabilities	1,797	1,810

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Undesignated preferred stock, $0.001 par value, 8,489,800 shares authorized. No shares issued and outstanding at June 30, 2021 and December 31, 2020.	-	-
Series B preferred stock, $0.001 par value, 10,000 shares authorized. No shares issued or outstanding at June 30, 2021 and December 31, 2020.	-	-
Series C convertible preferred stock, $0.001 par value, 200 share authorized. 0 and 115 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.001 par value; 2,500,000,000 shares authorized; 541,411,816 and 506,779,781 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively.	541	507
Additional paid-in capital	419,576	418,373
Accumulated deficit	(419,635)	(418,389)
Total stockholders’ equity	482	491

Total Liabilities and Stockholders’ Equity	$2,279	$2,301

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Revenue	$244	$460	$537	$1,137

Operating expenses
Cost of revenue	237	532	487	1,137
General and administrative	449	623	934	1,653
Total operating expenses	686	1,155	1,421	2,790

Operating loss	(442)	(695)	(884)	(1,653)

Other non-operating income (expense)
Interest (expense) income	(29)	-	(39)	10
Change in fair value of liability	-	23	-	38
Change in fair value of derivative liability	35	-	(33)	-
Accretion of debt discount	(208)	(456)	(270)	(877)
Loss on settlement of debt	(30)	-	(30)	-
Gain (loss) on sale of property and equipment	9	(288)	10	(258)
Total non-operating expense	(223)	(721)	(362)	(1,087)

Net loss attributable to common stockholders	$(665)	$(1,416)	$(1,246)	$(2,740)
Per-share data
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	537,478,068	460,697,195	533,110,172	442,692,337

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance at January 1, 2021	115	$-	506,779,781	$507	$418,373	$(418,389)	$491
Stock based compensation - employee restricted stock	-	-	-	-	-	-	-
Common stock issued on conversion of Preferred C shares	(115)	-	29,870,130	30	(30)	-	-
Beneficial conversion feature					1,000		1,000
Net loss	-	-	-	-	-	(581)	(581)
Balance at March 31, 2021 (unaudited)	-	$-	536,649,911	$537	$419,343	$(418,970)	$910
Common stock issued on conversion of note payable	-	-	4,761,905	4	233	-	237
Net loss	-	-	-	-	-	(665)	(665)
Balance at June 30, 2021 (unaudited)	-	$-	541,411,816	$541	$419,576	$(419,635)	$482

Balance at January 1, 2020	115	$-	413,701,289	$414	$417,315	$(414,502)	$3,227
Stock based compensation - employee restricted stock	-	-	-	-	220	-	220
Common stock issued on conversion of note payable	-	-	32,747,157	33	317	-	350
Net loss	-	-	-	-	-	(1,324)	(1,324)
Balance at March 31, 2020 (unaudited)	115	$-	446,448,446	$447	$417,852	$(415,826)	$2,473
Stock based compensation - employee restricted stock	-	-	-	-	2	-	2
Common stock issued on conversion of note payable	-	-	43,166,603	43	382	-	425
Net loss	-	-	-	-	-	(1,416)	(1,416)
Balance at June 30, 2020 (unaudited)	115	$-	489,615,049	$490	$418,236	$(417,242)	$1,484

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(1,246)	$(2,740)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	379	658
Gain on sale of property and equipment	(10)	288
Loss on settlement of debt	30	-
Change in fair value of derivative liability	33	-
Change in fair value of liability	-	(38)
Stock-based compensation expense	-	222
Amortization of note discount	270	877
Amortization of right of use asset	10	13
Change in operating assets and liabilities
Prepaid expenses and other current assets	(119)	(36)
Intangible digital assets	4	11
Management agreement termination liability	-	(68)
Operating lease liability	(10)	(13)
Other assets	120	(5)
Accounts payable	71	584
Accrued expenses	(170)	56
Net cash used in operating activities	(638)	(191)

Cash Flows From Investing Activities
Purchase of property and equipment	-	(370)
Proceeds from sale of property and equipment	141	299
Deposits made on property and equipment	-	(38)
Refund of security deposit	-	34
Net cash provided by (used in) investing activities	141	(75)

Cash Flows From Financing Activities
Proceeds from convertible note payable	1,000	-
Proceeds from SBA PPP bank loan	-	108
Net cash provided by financing activities	1,000	108

Net change in cash and cash equivalents	503	(158)

Cash and cash equivalents, beginning of year	236	216
Cash and cash equivalents, end of period	$739	$58

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Non-cash investing and financing activities
Conversion of notes payable into common stock	$120	$350
Discount related to convertible promissory note	$1,000	$-

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

Cryptocurrency mining

Current Operations

As of June 30, 2021 and August 13, 2021, the Company owned 646 and 530 Antminer S17 Pro Bitcoin miners, respectively, all located at its LaFayette, Georgia facility. As more fully described in the following paragraph, over three-quarters of these miners require various repairs to be productive. We purchased a total of 1,500 S17 Pro Bitcoin miners in the latter part of 2019 for an aggregate purchase price of approximately $2,768, which was paid in full. All miners were purchased directly from Bitmaintech Pte. Ltd., a Singapore limited company (“Bitmain”), with each capable of a hash rate of approximately 50 terahashes per second in computing power. From May 2020 through August 13, 2021, the Company sold a total of 925 of these miners, receiving aggregate gross proceeds of approximately $850, and has scrapped 45 miners due to burning or other events that reduced their value to zero.

During 2020, the Company began to suffer component issues, such as heat sinks detaching from hash boards, and failures of both power supplies and hash board temperature sensors. Although Bitmain has acknowledged manufacturing defects in various production runs of S17 Bitcoin miners, the Company has not been successful in obtaining any compensation from Bitmain to date. The manufacturing defects, combined with inadequate repair facilities has rendered approximately 400 of our remaining 530 miners in need of repair or replacement. The Company is using a third-party repair facility to repair its non-working hash boards and expects the process to be complete in the third calendar quarter of this year. While initial small batches of repaired hash boards have shown a high success rate, there can be no guaranty that all future repairs will be as successful. As of August 13, 2021, 420 of these bad hash boards (enough to power 140 miners) are being repaired in a Chinese facility and approximately 300 more hash boards remain unused at our facility pending repair, replacement or sale as management may determine. It is not possible at the present time to estimate the cost of repair or the success rate of repairs. To date, we have incurred approximately $100 in costs of repairing or replacing the defective machines, and an estimated $1,000 in lost revenue.

MGT’s miners are housed in two modified shipping containers on property owned by the Company adjacent to an electrical substation. The entire facility, including the land, two 2500 KVA 3-phase transformers, the mining containers, and miners, are owned by MGT. As the Company is presently using only a small portion of the built-out available electrical load, we have begun leasing space to other Bitcoin miners. In addition, we are exploring ways to grow and maintain our current operations including but not limited to further potential equipment sales and raising capital to acquire the newest generation miners.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10–Q and Rule 8 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on April 15, 2021. Operating results for the three and six months ended June 30, 2021 and 2020 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2021.

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

Note 2. Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2021, the Company had incurred significant operating losses since inception and continues to generate losses from operations. As of June 30, 2021, the Company had an accumulated deficit of $419,635. As of June 30, 2021 MGT’s cash and cash equivalents were $739.

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

Since January 2021, the Company has secured working capital through the issuance of a convertible note, the sale of equity and warrants, and the sale of assets.

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

Accordingly, the computation of diluted loss per share for the six months ended June 30, 2021 excludes 35,546,533 shares issuable upon conversion of convertible debt. The computation of diluted loss per share for the six months ended June 30, 2020 excludes 66,667 unvested restricted shares, 14,174,747 shares issuable upon conversion of convertible debt, and 105,990,783 shares issuable under preferred stock.

Stock–based compensation

The Company applies ASC 718-10, “Share-Based Payment,” which requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including employee stock options under the Company’s stock plans and equity awards issued to non-employees based on estimated fair values.

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

As of June 30, 2021, and December 31, 2020, the Company had a Level 3 financial instrument related to the derivative liability related to the issuance of convertible notes.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents. The Company’s combined accounts were $739 and $236 as of June 30, 2021 and December 31, 2020, respectively. Accounts are insured by the FDIC up to $250 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of June 30, 2021, and December 31, 2020, the Company had $489 and $0, respectively, in excess over the FDIC insurance limit.

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

The following table presents the activities of digital currencies for the six months ended June 30, 2021:

Digital currencies at December 31, 2020	$4
Additions of digital currencies from mining	524
Payment of digital currencies to management partners	-
Realized gain on sale of digital currencies	(3)
Net realizable value adjustment	(2)
Sale of digital currencies	(523)
Digital currencies at June 30, 2021	$-

Note 4. Property, Plant, and Equipment and Other Assets

Property and equipment consisted of the following:

	As of
	June 30, 2021	December 31, 2020
Land	$55	$57
Computer hardware and software	10	10
Bitcoin mining machines	1,176	1,206
Infrastructure	905	905
Containers	403	550
Leasehold improvements	4	4
Property and equipment, gross	2,553	2,732
Less: Accumulated depreciation	(1,191)	(860)
Property and equipment, net	$1,362	$1,872

The Company recorded depreciation expense of $190 and $379 for the three and six months ended June 30, 2021, respectively. The Company recorded depreciation expense of $316 and $658 for the three and six months ended June 30, 2020, respectively. For the three and six months ended June 30, 2021, gains on sale of property and equipment of $9 and $10, respectively were recorded as other non-operating expenses relating to the sale and disposition of Antminer S17 Pro and S9 Bitcoin miners and a container.

Other Assets consisted of the following:

	As of
	June 30, 2021	December 31, 2020

Security deposits	$3	$123
Other Assets	$3	$123

The Company has paid $120 in a security deposit related to its electrical contract (see Note 9) and $3 related to its office lease in Raleigh, NC. During the current quarter, the $120 security deposit was determined to be short-term in nature and is now included in “Prepaid expenses and other current assets”.

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

December 2020 Note

On December 8, 2020, the Company entered into a securities purchase agreement pursuant to which it issued a convertible promissory note (the “December 2020 Note”) in the principal amount of $230 which is convertible, at the option of the holder, into shares of common stock at a conversion price equal to 70% of the lowest price for a share of common stock during the ten trading days immediately preceding the applicable conversion. The Company received consideration of $200 for the convertible promissory note. The note bears interest at a rate of 8% per annum and matures in twelve months.

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

On June 15, 2021, the holder converted $120 of principal into 4,761,905 shares of common stock. As a result of this conversion, $172 of derivative liability was settled and $30 was recorded as loss on settlement of debt. As of June 30, 2021, this note had a principal balance of $110, accrued interest of $10 and unamortized debt discount of $74.

As of June 30, 2021, the fair value of the remaining derivative liability was $107 and for the three and six months ended June 30, 2021 the Company recorded a gain of $35 and a loss of $33, respectively, from the change in fair value of derivative liability as non-operating expense in the consolidated statements of operations. As of December 31, 2020, the fair value of the derivative liability was $246. The Company valued the derivative liability using the Black-Scholes option pricing model using the following assumptions as of June 30, 2021 and December 31, 2020, respectively: 1) stock prices of $0.047 and $0.04, 2) conversion prices of $0.038 and $0.025, 3) remaining lives of .44 and 0.94 years, 4) dividend yields of 0%, 5) risk free rates of 0.05% and 0.10%, and 6) volatility of 144.43% and 167.36%.

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

As a result of the Company failing to meet certain registration requirements under the March 2021 Note, the outstanding balance of the March 2021 Note was automatically increased by 5% on each of July 3, 2021 and August 2, 2021. Further, in such event, for each 30 days thereafter (September 1, 2021 being the next trigger date) up to an additional two times that the Registration Statement is not effective, the outstanding balance of the March 2021 Note will automatically be increased by an additional 5%.

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

Derivative Liabilities

The Company’s activity in its derivative liability was as follows for the six months ended June 30, 2021:

Balance of derivative liability at December 31, 2020	$246
Settlement upon conversion	(172)
Change in fair value recognized in non-operating expense	33
Balance of derivative liability at June 30, 2021	$107

The Company did not have any derivative liability activity during the six months ended June 30, 2020.

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

The following table summarizes the Company’s derivative liability as of June 30, 2021:

	June 30, 2021
	Level 1	Level 2	Level 3	Fair Value

Liabilities
Derivative liability	$-	$-	$107	$107

The following table summarizes the Company’s derivative liability as of December 31, 2020:

	December 31, 2020
	Level 1	Level 2	Level 3	Fair Value

Liabilities
Derivative liability	$-	$-	$246	$246

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

Notes payable consisted of the following:

	As of June 30, 2021
	Principal	Discount	Net
December 2020 Note	$110	$(74)	$36
March 2021 Note	1,210	(1,006)	204
Total notes payable	$1,320	$(1,080)	$240

	As of December 31, 2020
	Principal	Discount	Net
Total notes payable-December 2020 Note	$230	$(225)	$5

During the three months ended June 30, 2021 and 2020, the Company recorded accretion of debt discount of $208 and $456, respectively.

During the six months ended June 30, 2021 and 2020, the Company recorded accretion of debt discount of $270 and $877, respectively.

Note 6. Leases

In December 2019, the Company entered an office lease in connection with the relocation of its executive office to Raleigh, North Carolina. The Company accounted for this lease as an operating lease under the guidance of Topic 842. Rent expense under the new lease is $3 per month, with annual increases of 3% during the three-year term. The Company used an incremental borrowing rate of 29.91% based on the weighted average effective interest rate of its outstanding debt. In December 2019, the Company recorded a Right of Use Asset of $79 and a corresponding Lease Liability of $79. The Right to Use Asset is accounted for as an operating lease and has a balance, net of amortization, of $46 as of June 30, 2021.

Total future minimum payments required under the lease agreement are as follows:

Amount
Remainder of 2021	$19
2022	38
Total undiscounted minimum future lease payments	$57
Less Imputed interest	(11)
Present value of operating lease liabilities	$46
Disclosed as:
Current portion	$28
Non-current portion	18
$46

The Company recorded rent expense of $9 and $9 for the three months ended June 30, 2021 and 2020, respectively, and $18 and $18 for the six months ended June 30, 2021 and 2020, respectively.

At June 30, 2021, the weighted average remaining lease term for operating lease was 1.5 years. The Company’s lease agreement does not contain any material residual value guarantees or material restrictive covenants.

Note 7. Common Stock and Preferred Stock

Common stock

Other Common Stock Issuances

In connection with the conversion of 115 shares of Series C Preferred Stock during the six months ended June 30, 2021 (see Preferred Stock below) the Company issued 29,870,130 shares of common stock.

In connection with the partial conversion of $120 of a convertible note payable (see Note 5), the Company issued 4,761,905 shares of common stock.

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

Each Series C Preferred Share is convertible into shares of the Company’s common stock in an amount equal to the greater of: (a) 200,000 shares of common stock or (b) the amount derived by dividing the stated value by the product of 0.7 times the market price of the Company’s common stock, defined as the lowest trading price of the Company’s common stock during the ten-day period preceding the conversion date. The holder may not convert any Series C Preferred Shares if the total amount of shares held, together with holdings of its affiliates, following a conversion exceeds 9.99% of the Company’s common stock.

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

Note 8. Stock–Based Compensation

Issuance of restricted common stock – directors, officers and employees

The Company’s activity in restricted common stock was as follows for the six months ended June 30, 2021:

	Number of shares	Weighted average grant date fair value
Non–vested at December 31, 2020	33,333	$0.04
Granted	-	$-
Vested	(33,333)	$0.04
Non–vested at June 30, 2021	-	$-

For the three months ended June 30, 2021 and 2020, the Company has recorded $0 and $2, in employee and director stock–based compensation expense, which is a component of general and administrative expenses in the consolidated statement of operations.

For the six months ended June 30, 2021 and 2020, the Company has recorded $0 and $222, in employee and director stock–based compensation expense, which is a component of general and administrative expenses in the consolidated statement of operations.

As of June 30, 2021, there were no unamortized stock-based compensation costs related to restricted share arrangements.

Stock options

Under the terms of the stock option agreement, all options expired on January 31, 2020. As of June 30, 2021, there are no outstanding or exercisable stock options.

Note 9. Commitments and Contingencies

Legal proceedings

From time-to-time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. During the period covered by this report, there were no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K, as filed with the SEC on April 15, 2021.

Bitcoin Production Equipment and Operations

In August 2018, the Company entered a collaborative venture with Bit5ive, LLC to develop a fully contained crypto currency mining pod (the “POD5 Agreement”) for a term of five years. Pursuant to the POD5 Agreement, the Company assists with the design and development of the POD5 Containers. The Company retains naming rights to the pods and receives royalty payments from Bit5ive, LLC in exchange for an initial capital investment as well as engineering and design expertise. During the three and six months ended June 30, 2021, the Company received royalties and recorded revenues of $6 and $13, respectively. During the three and six months ended June 30, 2020 the Company received royalties and recognized revenue under this agreement of $3 for both periods.

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

In connection with this agreement, the Company paid a $154 security deposit, which was reduced to $120 in June 2020. The new amount is classified as Prepaid expense and other current assets in the Company’s consolidated balance sheet as June 30, 2021.

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

Note 10. Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. During the six months ended June 30, 2021 and 2020, the Company made contributions to the 401(k) Plan of $3 and $9, respectively.

Note 11. Subsequent Events

On July 21, 2021, the Company entered into a securities purchase agreement with an investor, pursuant to which the Company sold 35,385,704 shares of common stock and issued a warrant to purchase 35,385,704 shares of common stock, for consideration of $1,000, less $10 for the investor’s legal, due diligence and other transactional expenses. Subject to the terms and adjustments in the warrant, the warrant is exercisable at an initial price of $0.05 per share, for five years from July 21, 2021.

On July 27, 2021, the holder of the December 2020 Note (see Note 5) converted the remaining principal of $110 and accrued interest of $11 into 6,673,384 shares of common stock. Following this conversion, the outstanding principal balance of the December 2020 note is zero.

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

Current Operations

As of June 30, 2021 and August 13, 2021, the Company owned 646 and 530 Antminer S17 Pro Bitcoin miners, respectively, all located at its LaFayette, Georgia facility. As more fully described in the following paragraph, over three-quarters of these miners require various repairs to be productive. We purchased a total of 1,500 S17 Pro Bitcoin miners in the latter part of 2019 for an aggregate purchase price of approximately $2,768, which was paid in full. All miners were purchased directly from Bitmaintech Pte. Ltd., a Singapore limited company (“Bitmain”), with each capable of a hash rate of approximately 50 terahashes per second in computing power. From May 2020 through August 13, 2021, the Company sold a total of 925 of these miners, receiving aggregate gross proceeds of approximately $850, and has scrapped 45 miners due to burning or other events that reduced their value to zero.

During 2020, the Company began to suffer component issues, such as heat sinks detaching from hash boards, and failures of both power supplies and hash board temperature sensors. Although Bitmain has acknowledged manufacturing defects in various production runs of S17 Bitcoin miners, the Company has not been successful in obtaining any compensation from Bitmain to date. The manufacturing defects, combined with inadequate repair facilities has rendered approximately 400 of our remaining 530 miners in need of repair or replacement. The Company is using a third-party repair facility to repair its non-working hash boards and expects the process to be complete in the third calendar quarter of this year. While initial small batches of repaired hash boards have shown a high success rate, there can be no guaranty that all future repairs will be as successful. As of August 13, 2021, 420 of these bad hash boards (enough to power 140 miners) are being repaired in a Chinese facility and approximately 300 more hash boards remain unused at our facility pending repair, replacement or sale as management may determine. It is not possible at the present time to estimate the cost of repair or the success rate of repairs. To date, we have incurred approximately $100 in costs of repairing or replacing the defective machines, and an estimated $1,000 in lost revenue.

MGT’s miners are housed in two modified shipping containers on property owned by the Company adjacent to an electrical substation. The entire facility, including the land, two 2500 KVA 3-phase transformers, the mining containers, and miners, are owned by MGT. As the Company is presently using only a small portion of the built-out available electrical load, we have begun leasing space to other Bitcoin miners. In addition, we are exploring ways to grow and maintain our current operations including but not limited to further potential equipment sales and raising capital to acquire the newest generation miners.

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

The Company accounts for share–based payments granted to non–employees in accordance with ASC 718-10, “Share-Based Payment,” which requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including employee stock options under the Company’s stock plans and equity awards issued to non-employees based on estimated fair values.

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

Results of operations

Three months ended June 30, 2021 and 2020

Revenues

Our revenues for the three months ended June 30, 2021 decreased by $216, or 47%, to $244, as compared to $460 for the three months ended June 30, 2020. Our revenue is primarily derived from cryptocurrency mining. The decrease in revenues is a result of lower Bitcoins mined due to fewer miners in operations and higher difficulty rate, offset by increased Bitcoin prices.

The Company is also entitled to a royalty from the sale of the Pod5ive Containers. During the three months ended June 30, 2021 and 2020, the Company recognized $0 and $3 respectively, in royalties under this agreement.

Operating Expenses

Operating expenses for the three months ended June 30, 2021 decreased by $469, or 41%, to $686, as compared to $1,155 for the three months ended June 30, 2020. The decrease in operating expenses was due to decreases in cost of revenue of $295 and general and administrative expenses of $174.

The decrease in cost of revenue of $295, or 55%, to $237, as compared to $532 for the three months ended June 30, 2020 is due primarily from lower electricity usage of $167 due to having fewer bitcoin miners in operation and reduced depreciation of $126. The decrease in general and administrative expenses of $174 or 28%, to $449, as compared to $623 for the three months ended June 30, 2020, was primarily due to a decrease in salary expense of $159, partially offset by an increase in legal and professional fees of $16, and costs related to the Company’s mining facility in Georgia of $64.

Other Income and Expense

For the three months ended June 30, 2021, non–operating income and expenses of $223 consisted primarily of accretion of debt discount of $208, loss on settlement of debt of $30, and interest expense of $29, partially offset by change in fair value of derivative of $35 and a gain on sale of property and equipment of $9. During the comparable period ended June 30, 2020, non–operating income and expenses consisted of accretion of debt discount of $456, a gain from the change in the fair value of the liability associated with the termination of the management agreements of $23 and a loss on sale of property and equipment of $288.

Six months ended June 30, 2021 and 2020

Revenues

Our revenues for the six months ended June 30, 2021 decreased by $600 to $537 as compared to $1,137 for the six months ended June 30, 2020. Our revenue is derived from cryptocurrency mining. The decrease in revenues is a result of less Bitcoins mined due to fewer miners in operations and higher difficulty rate, offset by increased Bitcoin prices.

Operating Expenses

Operating expenses for the six months ended June 30, 2021 decreased by $1,369, or 49%, to $1,421 as compared to $2,790 for the six months ended June 30, 2020. The decrease in operating expenses was due to decreases in general and administrative expenses of $719 and cost of revenue of $650.

The decrease in general and administrative expenses of $719 or 44% to $934 as compared to $1,653 for the six months ended June 30, 2020, was primarily due to decreases in legal and professional fees of $385 and decrease in salary expense of $282, and costs related to the Company’s mining facility in Georgia of $120. The decrease in cost of revenue of $650, or 57%, to $487, as compared to $1,137 for the six months ended June 30, 2020 is due primarily to lower electricity usage of $371 from fewer bitcoin miners in operation and reduced depreciation of $279.

Other Income and Expense

For the six months ended June 30, 2021, non–operating income and expenses of $362 consisted primarily of accretion of debt discount of $270, change in fair value of derivative of $33, loss on settlement of debt of $30, and interest expense of $39, partially offset by and a gain on sale of property and equipment of $10. During the comparable period ended June 30, 2020, non–operating income and expenses of $1,087 consisted of accretion of debt discount of $877, a loss on sale of property and equipment of $258, partially offset by a gain from the change in the fair value of the liability associated with the termination of the management agreements of $38 and interest income of $10.

Liquidity and capital resources

Sources of Liquidity

We have historically financed our business through the sale of debt and equity interests. We have incurred significant operating losses since inception and continue to generate losses from operations and as of June 30, 2021 have an accumulated deficit of $419,635. At June 30, 2021, our cash and cash equivalents were $739, and our working capital deficit was $911. As of June 30, 2021, we had $1,320 of convertible promissory notes outstanding.

In January 2020, management completed the initial phase of its plan to consolidate its activities in Company-owned and managed facilities, executing on its expansion model to secure low-cost power and grow its cryptocurrency assets. In connection with this plan, the Company terminated its management agreements and its third-party hosting arrangements in 2019. The Company will need to raise additional funding to grow its operations and to pay current maturities of debt. There can be no assurance however that the Company will be able to raise additional capital when needed, or at terms deemed acceptable, if at all. The Company’s ability to raise additional capital will also be impacted by the volatility of Bitcoin and the ongoing SEC enforcement action against our Chief Executive Officer, both of which are highly uncertain, cannot be predicted and could have an adverse effect on the Company’s business and financial condition. The issuance of any additional shares of Common Stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. Such factors raise substantial doubt about the Company’s ability to sustain operations for at least one year from the issuance of these unaudited condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The price of Bitcoin is volatile, and fluctuations are expected. Declines in the price of Bitcoin have had a negative impact on our operating results and liquidity and could harm the price of our common stock. Movements may be influenced by various factors, including, but not limited to, government regulation, security breaches experienced by service providers, as well as political and economic uncertainties around the world. Since we record revenue based on the price of earned Bitcoin and we may retain such Bitcoin as an asset or as payment for future expenses, the relative value of such revenues may fluctuate, as will the value of any Bitcoin we retain. The low and high exchange price per Bitcoin for the year ending December 31, 2020, as reported by Blockchain.info, were approximately $5 and $29 respectively. During the period January 1, 2021 through June 30, 2021, the price of Bitcoin remained very volatile, with a low and high exchange price per Bitcoin of approximately $31 and $63, respectively.

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

Cash Flows

	Six Months ended June 30,
	2021	2020
Cash provided by / (used in)
Operating activities	$(638)	$(191)
Investing activities	141	(72)
Financing activities	1,000	108
Net increase (decrease) in cash and cash equivalents	$503	$(158)

Operating activities

Net cash used in operating activities was $638 for the six months ended June 30, 2021 as compared to net cash used in operating activities of $191 for the six months ended June 30, 2020. Cash used in operating activities for the six months ended June 30, 2021 primarily consisted of a net loss of $1,246, offset by non-cash charges of $703 which includes depreciation of $379, accretion of debt discount of $270, change in fair value of derivative liability of $33, loss on settlement of debt of $32, offset by a gain from sale of property and equipment of $10, and cash used in working capital of $95.

Net cash used in operating activities of $191 for the six months ended June 30, 2020 primarily consisted of a net loss of $2,740, offset by non-cash charges of $2,007 which includes depreciation of $658, stock-based compensation of $222, accretion of debt discount of $877, a loss from sale of property and equipment of $288, offset by the change in the fair value of the liability associated with the termination of the management agreements of $38, and cash provided by a change in working capital of $542.

Investing activities

Net cash provided by investing activities was $141 for the six months ended June 30, 2021 which consisted of proceeds from the sale of property and equipment.

Net cash used in investing activities was $75 for the six months ended June 30, 2020, consisting of purchases of property and equipment of $370 and payment of a security deposit of $38, offset by proceeds from the sale of property and equipment of $299 and refund of a security deposit of $34.

Financing activities

During the six months ended June 30, 2021, cash provided by financing activities totaled $1,000 from proceeds of the issuance of a convertible promissory note.

During the six months ended June 30, 2020, cash provided by financing activities totaled $108 from proceeds of an SBA PPP loan.

Off–balance sheet arrangements

As of June 30, 2021, we had no obligations, assets or liabilities which would be considered off–balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off–balance sheet arrangements.

Item 3. Quantitative and qualitative disclosures about market risk

The Company is not exposed to market risk related to interest rates on foreign currencies.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as June 30, 2021 due to the following material weakness in our internal control over financial reporting: Our small number of employees does not allow for sufficient segregation of duties and independent review of duties performed.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer), we performed a complete documentation of the Company’s significant processes and key controls, and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, there were no changes to internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

From time-to-time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. During the period covered by this report, there were no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K, as filed with the SEC on April 15, 2021.

Item 1A. Risk factors

There are no additional risk factors other than those discussed in our Annual Report on Form 10–K, as filed with the SEC on April 15, 2021.

Item 2. Unregistered sales of equity securities and use of proceeds

One June 15, 2021, the Company issued 4,761,905 shares of common stock, to Bucktown Capital, LLC, in connection with the conversion of $120 in principal amount, under that certain Convertible Promissory Note, dated December 8, 2020 (the “December 2020 Note”) in the original principal amount of $230.

In issuing the securities described above, the Company relied upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

31	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer*

32	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT CAPITAL INVESTMENTS, INC

Date: August 17, 2021	By:	/s/ Robert B. Ladd
Robert B. Ladd
President, Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

