Form 10-Q
period 2021-09-30
MGT CAPITAL INVESTMENTS, INC.
filed 2021-11-12
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes ☐ No ☒

As of November 11, 2021, there were 590,970,903 shares of the registrant’s Common stock, $0.001 par value per share, issued and outstanding.

MGT CAPITAL INVESTMENTS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per-share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,257	$236
Prepaid expenses and other current assets	200	10
Intangible digital assets	-	4
Total current assets	1,457	250

Non-current assets
Property and equipment, at cost, net	1,203	1,872
Right of use asset, operating lease, net of accumulated amortization	40	56
Other assets	3	123
Total assets	$2,703	$2,301

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$91	$1,261
Accrued expenses and other payables	119	242
Convertible note payable, net of discount	-	5
Operating lease liability	30	23
Warrant derivative liability	2,041
Derivative liability	-	246
Total current liabilities	2,281	1,777

Non-current liabilities
Operating lease liability	9	33
Total liabilities	2,290	1,810

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Undesignated preferred stock, $0.001 par value, 8,489,800 shares authorized. No shares issued and outstanding at September 30, 2021 and December 31, 2020.	-	-
Series B preferred stock, $0.001 par value, 10,000 shares authorized. No shares issued or outstanding at September 30, 2021 and December 31, 2020.	-	-
Series C convertible preferred stock, $0.001 par value, 200 share authorized. 0 and 115 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.001 par value; 2,500,000,000 shares authorized; 583,470,903 and 506,779,781 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively.	583	507
Additional paid-in capital	419,839	418,373
Accumulated deficit	(420,009)	(418,389)
Total stockholders’ equity	413	491

Total Liabilities and Stockholders’ Equity	$2,703	$2,301

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$244	$153	$781	$1,290

Operating expenses
Cost of revenue	264	339	751	1,476
General and administrative	313	390	1,247	2,043
Total operating expenses	577	729	1,998	3,519

Operating loss	(333)	(576)	(1,217)	(2,229)

Other non-operating income (expense)
Interest (expense) income	(302)	-	(341)	10
Change in fair value of liability	-	(12)	-	26
Change in fair value of warrant derivative liability	451		451
Change in fair value of derivative liability	(46)		(79)
Accretion of debt discount	(256)		(526)	(877)
Other income (expense)	(306)	119	(306)	119
Gain on settlement of payables	675		675
Loss on settlement of debt	(511)		(541)
Gain (loss) on sale of property and equipment	254	(123)	264	(381)
Total non-operating expense	(41)	(16)	(403)	(1,103)
			-

Net loss attributable to common stockholders	$(374)	$(592)	$(1,620)	$(3,332)

Per-share data
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	573,543,149	501,742,305	546,853,635	462,662,998

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity
Balance at January 1, 2021	115	$-	506,779,781	$507	$418,373	$(418,389)	$491
Stock based compensation - employee restricted stock	-	-		-		-	-
Common stock issued on conversion of Preferred C shares	(115)	-	29,870,130	30	(30)	-	-
Beneficial conversion feature					1,000		1,000
Net loss	-	-		-	-	(581)	(581)
Balance at March 31, 2021 (unaudited)	-	-	536,649,911	537	419,343	(418,970)	910
Common stock issued on conversion of notes payable	-	-	4,761,905	4	233	-	237
Net Loss	-	-		-		(665)	(665)
Balance at June 30, 2021 (unaudited)	-	-	541,411,816	541	419,576	(419,635)	482
Issuance of common stock and warrants	-	-	35,385,703	35	(10)	-	25
Common stock issued on conversion of notes payable	-	-	6,673,384	7	273	-	280
Net loss						(374)	(374)
Balance at September 30, 2021 (unaudited)	-	$-	583,470,903	$583	$419,839	$(420,009)	$413

	Preferred Stock		Common Stock		Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity
Balance at January 1, 2020	115	$-	413,701,289	$414	$417,315	$(414,502)	$3,227
Stock based compensation - employee restricted stock	-	-		-	220	-	220
Common stock issued on conversion of note payable	-	-	32,747,157	33	317	-	350
Net loss	-	-		-	-	(1,324)	(1,324)
Balance at March 31, 2020 (unaudited)	115	-	446,448,446	447	417,852	(415,826)	2,473
Stock based compensation - employee restricted stock	-	-	-	-	2	-	2
Common stock issued on conversion of notes payable	-	-	43,166,603	43	382	-	425
Net Loss	-	-		-		(1,416)	(1,416)
Balance at June 30, 2020 (unaudited)	115	-	489,615,049	490	418,236	(417,242)	1,484
Stock based compensation - employee restricted stock	-	-	-	-	1	-	1
Common stock issued on conversion of notes payable	-	-	17,164,732	17	137	-	154
Net Loss	-	-		-		(592)	(592)
Balance at September 30, 2020 (unaudited)	115	$-	506,779,781	$507	$418,374	$(417,834)	$1,047

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(1,620)		$(3,332)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	548		902
Gain (loss) on sale of property and equipment	(264)		410
Loss on settlement of debt	541		-
Change in fair value of warrant derivative liability	(451)		-
Change in fair value of derivative liability	79		-
Change in fair value of liability	-		(26)
Stock-based compensation expense	-		222
Amortization of note discount	526		877
Gain on settlement of payables	(675)		-
Non-operating expense	306		-
Non-cash interest expense	270		-
Change in operating assets and liabilities
Prepaid expenses and other current assets	(190)		63
Intangible digital assets	4		16
Management agreement termination liability	-		(90)
Operating lease liability	(1)		-
Other assets	120		(2)
Accounts payable	(495)		457
Accrued expenses	(52)		122
Net cash used in operating activities	(1,354)		(381)

Cash Flows From Investing Activities
Purchase of property and equipment	(41)		(375)
Proceeds from sale of property and equipment	426		439
Deposits made on property and equipment	-		(38)
Refund of security deposit	-		34
Net cash provided by investing activities	385		60

Cash Flows From Financing Activities
Proceeds from convertible note payable	1,000		-
Proceeds from sale of stock under equity purchase agreement, net of issuance costs	990		-
Proceeds from SBA PPP bank loan	-		111
Net cash provided by financing activities	1,990		111

Net change in cash and cash equivalents	1,021		(210)

Cash and cash equivalents, beginning of period	236		216
Cash and cash equivalents, end of period	$1,257		$6

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$
Cash paid for income tax	$-		$-

Non-cash investing and financing activities
Conversion of notes payable into common stock	$230		$929
Exchange of notes payable to warrants	$1,210		$-

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

Cryptocurrency mining

Current Operations

As of September 30, 2021 and November 11, 2021, the Company owned 530 and 480 Antminer S17 Pro Bitcoin miners, respectively, all located at its LaFayette, Georgia facility. As more fully described in the following paragraph, over three-quarters of these miners require various repairs to be productive. We purchased a total of 1,500 S17 Pro Bitcoin miners in the latter part of 2019 for an aggregate purchase price of approximately $2,768, which was paid in full. All miners were purchased directly from Bitmaintech Pte. Ltd., a Singapore limited company (“Bitmain”), with each capable of a hash rate of approximately 50 terahashes per second in computing power. From May 2020 through November 11, 2021, the Company sold a total of 923 of these miners, receiving aggregate gross proceeds of approximately $869, and has scrapped 103 miners due to burning or other events that reduced their value to zero.

During 2020, the Company began to suffer component issues, such as heat sinks detaching from hash boards, and failures of both power supplies and hash board temperature sensors. Although Bitmain has acknowledged manufacturing defects in various production runs of S17 Bitcoin miners, the Company was unsuccessful in obtaining any compensation from Bitmain. The manufacturing defects, combined with inadequate repair facilities has rendered approximately 400 of our remaining 480 miners in need of repair or replacement. The Company is using a third-party repair facility to repair its non-working hash boards and expects the process to be complete before yearend 2021. As of November 11, 2021, 300 of these bad hash boards (enough to power 100 miners) have been successfully repaired and approximately 200 more hash boards remain unused at our facility pending repair, replacement or sale as management may determine. In addition, a former vendor has yet to return an additional 200 hash boards entrusted to it for repair, and the Company has commenced litigation. It is not possible at the present time to estimate the total cost of repair or the overall success rate of repairs of defective hash boards. To date, we have incurred approximately $140 in costs of repairing or replacing the defective machines, and an estimated $1,200 in lost revenue.

MGT’s miners are housed in two modified shipping containers on property owned by the Company adjacent to an electrical substation. The entire facility, including the land and improvements, five 2500 KVA 3-phase transformers, the mining containers, and miners, are owned by MGT. We continue to explore ways to grow and maintain our current operations including but not limited to further potential equipment sales and raising capital to acquire the newest generation miners. The Company has also begun preliminary negotiations to acquire a second site approximately five miles from LaFayette, although there can be assurance that the parties will reach an acceptable agreement.

In addition to its self-mining operations, the Company is leasing its owned space to other Bitcoin miners. These improve utilization of the electrical infrastructure and better insulate us against the volatility of Bitcoin mining.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10–Q and Rule 8 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on April 15, 2021. Operating results for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2021.

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

Note 2. Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2021, the Company had incurred significant operating losses since inception and continues to generate losses from operations. As of September 30, 2021, the Company had an accumulated deficit of $420,009. As of September 30, 2021 MGT’s cash and cash equivalents were $1,257.

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

Revenue recognition

Cryptocurrency mining

The Company recognizes revenue under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer
●	Step 2: Identify the performance obligations in the contract
●	Step 3: Determine the transaction price
●	Step 4: Allocate the transaction price to the performance obligations in the contract
●	Step 5: Recognize revenue when the Company satisfies a performance obligation

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met: The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

●	Variable consideration
●	Constraining estimates of variable consideration
●	The existence of a significant financing component in the contract
●	Noncash consideration
●	Consideration payable to a customer

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.

The Company has entered into digital asset mining pools by executing contracts, as amended from time to time, with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are recorded as a component of cost of revenues), for successfully adding a block to the blockchain. The terms of the agreement provide that neither party can dispute settlement terms after thirty-five days following settlement. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.

Providing computing power to solve complex cryptographic algorithms in support of the Bitcoin blockchain (in a process known as “solving a block”) is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s contracts with mining pool operators. The transaction consideration the Company receives, if any, is noncash consideration, which the Company measures at fair value on the date received, which is not materially different than the fair value at contract inception or the time the Company has earned the award from the pools. The consideration is all variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. There is no significant financing component in these transactions.

Fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency at the time of receipt. There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for cryptocurrencies recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the Financial Accounting Standards Board (“FASB”), the Company may be required to change its policies, which could have an effect on the Company’s consolidated financial position and results from operations.

Other Revenues

The Company also recognizes a royalty participation upon the sale of certain containers manufactured by Bit5ive LLC of Miami, Florida (the “Pod5ive Containers”) under the terms of a five-year collaboration agreement entered in August 2018.

Lastly, the Company recognizes rental income paid by third parties wishing to use the Company’s facility in LaFayette, GA.

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

Accordingly, the computation of diluted loss per share for the nine months ended September 30, 2021 excludes 88,885,704 shares issuable upon the exercise of outstanding warrants. The computation of diluted loss per share for the nine months ended September 30, 2020 excludes 66,667 unvested restricted shares and 126,373,626 shares issuable under convertible preferred stock.

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

As of September 30, 2021 the Company had a Level 3 financial instrument related to the derivative liability related to the issuance of warrants, and December 31, 2020, the Company had a Level 3 financial instrument related to the derivative liability related to the issuance of convertible notes.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents. The Company’s combined accounts were $1,257 and $236 as of September 30, 2021 and December 31, 2020, respectively. Accounts are insured by the FDIC up to $250 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of September 30, 2021, and December 31, 2020, the Company had $1,007 and $0, respectively, in excess over the FDIC insurance limit.

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

Cryptocurrencies

Cryptocurrencies, (including bitcoin and bitcoin cash) are included in current assets in the accompanying consolidated balance sheets. Any cryptocurrencies purchased are recorded at cost and cryptocurrencies awarded to the Company through its mining activities are accounted for in connection with the Company’s revenue recognition policy disclosed in this note.

Cryptocurrencies held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured.

In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

Any purchases of cryptocurrencies by the Company are included within investing activities in the accompanying consolidated statements of cash flows, while cryptocurrencies awarded to the Company through its mining activities are included within operating activities on the accompanying consolidated statements of cash flows. The sales of cryptocurrencies are included within investing activities in the accompanying consolidated statements of cash flows and any realized gains or losses from such sales are included in other income (expense) in the consolidated statements of operations. The Company accounts for its gains or losses in accordance with the first in first out (FIFO) method of accounting.

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

The following table presents the activities of digital currencies for the nine months ended September 30, 2021:

Digital currencies at December 31, 2020	$4
Additions of digital currencies from mining	628
Payment of digital currencies to management partners	-
Realized gain on sale of digital currencies	(1)
Unrealized value adjustment	4
Sale of digital currencies	(635)
Digital currencies at September 30, 2021	$-

Note 4. Property, Plant, and Equipment and Other Assets

Property and equipment consisted of the following:

	As of
	September 30, 2021	December 31, 2020
Land	$55	$57
Computer hardware and software	10	10
Bitcoin mining machines	1,023	1,206
Infrastructure	946	905
Containers	403	550
Leasehold improvements	4	4
Property and equipment, gross	2,441	2,732
Less: Accumulated depreciation	(1,238)	(860)
Property and equipment, net	$1,203	$1,872

The Company recorded depreciation expense of $169 and $548 for the three and nine months ended September 30, 2021, respectively. The Company recorded depreciation expense of $244 and $902 for the three and nine months ended September 30, 2020, respectively. For the three and nine months ended September 30, 2021, gains on sale of property and equipment of $254 and $264, respectively were recorded as other non-operating expenses relating to the sale and disposition of Antminer S17 Pro and S9 Bitcoin miners and a container.

Other Assets consisted of the following:

	As of
	September 30, 2021	December 31, 2020

Security deposits	$3	$123
Other Assets	$3	$123

The Company has paid $120 in a security deposit related to its electrical contract (see Note 9) and $3 related to its office lease in Raleigh, NC. During the current year, the $120 security deposit was determined to be short-term in nature and is now included in “Prepaid expenses and other current assets”.

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

On July 27, 2021, the holder converted the remaining $110 of principal and $11 of accrued interest into 6,673,384 shares of common stock. As a result of this conversion, $153 of derivative liability was settled and $72 was recorded as loss on settlement of debt. As of September 30, 2021, this note had no outstanding balance.

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

As a result of the Company failing to meet certain registration requirements under the March 2021 Note, the outstanding balance of the March 2021 Note was automatically increased by 5% on each of July 5, 2021 and August 5, 2021, September 5, 2021 and as part of the exchange agreement an additional 5% on September 30, 2021, prior to the exchange. An additional $270 was recorded as outstanding principal, bringing the outstanding balance prior to the exchange to $1,480.

On September 30, 2021, the Company entered into an exchange agreement with the March 2021 Note lender under which the outstanding principal balance of $1,481 and $60 of accrued interest were exchanged for 53,500,000 warrants to purchase common stock (See Note 7), which were treated as a warrant derivative liability. Upon the exchange, the Company settled $1,481 of outstanding principal, $60 of accrued interest, $758 of debt discount, recorded a warrant liability in the amount of $1,221 resulting in a loss on settlement of debt of $438. As of September 30, 2021, this note had no outstanding balance.

Derivative Liabilities

The Company’s activity in its derivative liabilities was as follows for the nine months ended September 30, 2021:

Balance of derivative liability at December 31, 2020	$246
Issuance of Warrants	2,492
Settlement upon conversion	(325)
Change in fair value of warrant liability	(451)
Change in fair value of derivative liability	79
Balance of derivative liabilities at September 30, 2021	$2,041

The Company did not have any derivative liability activity during the nine months ended September 30, 2020.

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

The following table summarizes the Company’s derivative liabilities as of September 30, 2021:

	September 30, 2021
	Level 1	Level 2	Level 3	Fair Value

Derivative liability – conversion feature	$-	$-	$-	$-
Derivative liability - warrants	2,041	-	-	2,041
Total	$2,041	$-	$-	$2,041

The following table summarizes the Company’s derivative liabilities as of December 31, 2020:

	December 31, 2020
	Level 1	Level 2	Level 3	Fair Value

Derivative liability - conversion feature	$246	$-	$-	$246
Derivative liability - warrants	-	-	-	-
Total	$246	$-	$-	$246

U.S. Small Business Administration-Paycheck Protection Plan

On April 16, 2020, the Company entered into a promissory note with Aquesta Bank for $108 (the “PPP Loan”) in connection with the Paycheck Protection Program (“PPP”) offered by the U.S. Small Business Administration (the “SBA”). The PPP Loan had terms including an interest rate of 1% per annum, with monthly installments of $6 commencing on November 1, 2021 through its maturity on April 1, 2023. The principal amount of the PPP Loan is forgiven if the loan proceeds are used to pay for payroll costs, rent and utilities costs over the 24-week period after the loan is made. Not more than 40% of the forgiven amount may be used for non-payroll costs. In addition, in July 2020, the Company received $3 from the SBA as a COVID-19 Economic Injury Disaster Loan Advance (the “EIDL Advance”)

On April 1, 2021, the Company received notice of forgiveness from the SBA in the amount of $108 in relation to the PPP Loan as the Company used all proceeds from the PPP Loan to maintain payroll and other allowable expenses. Further, pursuant to an SBA Procedural Notice in December 2020, the EIDL Advance was also forgiven. The Company has concluded that the PPP Loan and EIDL Advance represent, in substance, a government grant that is forgiven in its entirety. As such, in accordance with International Accounting Standards (“IAS”) 20, “Accounting for Government Grants and Disclosure of Government Assistance,” the Company has recognized the entire PPP Loan and EIDL Advance amount of $111 as grant income, which is included in other non-operating income (expense) in the consolidated statement of operations for the year ended December 31, 2020.

Notes payable consisted of the following:

As the remainder of the December 2020 Note was converted and the March 2021 Note was exchanged in the current quarter, there were no notes payable outstanding as of September 30, 2021.

	As of December 31, 2020
	Principal	Discount	Net
Total notes payable-December 2020 Note	$230	$(225)	$5

During the three months ended September 30, 2021 and 2020, the Company recorded accretion of debt discount of $256 and $0, respectively.

During the nine months ended September 30, 2021 and 2020, the Company recorded accretion of debt discount of $526 and $877, respectively.

Note 6. Leases

In December 2019, the Company entered an office lease in connection with the relocation of its executive office to Raleigh, North Carolina. The Company accounted for this lease as an operating lease under the guidance of Topic 842. Rent expense under the new lease is $3 per month, with annual increases of 3% during the three-year term. The Company used an incremental borrowing rate of 29.91% based on the weighted average effective interest rate of its outstanding debt. In December 2019, the Company recorded a Right of Use Asset of $79 and a corresponding Lease Liability of $79. The Right to Use Asset is accounted for as an operating lease and has a balance, net of amortization, of $40 as of September 30, 2021.

Total future minimum payments required under the lease agreement are as follows:

Amount
Remainder of 2021	$38
2022	9
Total undiscounted minimum future lease payments	$47
Less Imputed interest	(8)
Present value of operating lease liabilities	$39
Disclosed as:
Current portion	$30
Non-current portion	9
$39

The Company recorded rent expense of $9 and $9 for the three months ended September 30, 2021 and 2020, respectively, and $27 and $27 for the nine months ended September 30, 2021 and 2020, respectively.

At September 30, 2021, the weighted average remaining lease term for operating lease was 1.3 years. The Company’s lease agreement does not contain any material residual value guarantees or material restrictive covenants.

Note 7. Common Stock and Preferred Stock

Common stock

Common Stock Issuances

In connection with the conversion of 115 shares of Series C Preferred Stock during the nine months ended September 30, 2021 (see Preferred Stock below) the Company issued 29,870,130 shares of common stock.

In connection with the conversions of $120 and $110, with accrued interest, of the December 2020 convertible note payable (see Note 5), the Company issued 4,761,905 and 6,673,384 shares of common stock, respectively.

On July 21, 2021, as part of a corporate fundraising of $990, net of issuance costs, the Company issued 35,385,703 shares of common stock and 35,385,703 warrants to purchase common stock (see Note 9).

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

Note 8. Stock–Based Compensation

Issuance of restricted common stock – directors, officers and employees

The Company’s activity in restricted common stock was as follows for the nine months ended September 30, 2021:

	Number of shares	Weighted average grant date fair value
Non–vested at December 31, 2020	33,333	$0.04
Granted	-	$-
Vested	(33,333)	$0.04
Non–vested at September 30, 2021	-	$-

For the three months ended September 30, 2021 and 2020, the Company has recorded $0 and $1, in employee and director stock–based compensation expense, which is a component of general and administrative expenses in the consolidated statement of operations.

For the nine months ended September 30, 2021 and 2020, the Company has recorded $0 and $222, in employee and director stock–based compensation expense, which is a component of general and administrative expenses in the consolidated statement of operations.

As of September 30, 2021, there were no unamortized stock-based compensation costs related to restricted share arrangements.

Stock options

Under the terms of the stock option agreement, all options expired on January 31, 2020. As of September 30, 2021, there are no outstanding or exercisable stock options.

Note 9. Warrants

On July 21, 2021, as part of a corporate fundraising, the Company issued 35,385,703 shares of common stock and 35,385,703 warrants to purchase common stock (see Note 7).

On September 30, 2021, the Company exchanged the outstanding principal of $1,481 and accrued interest of $60 of the March 2021 convertible note for 53,500,000 warrants to purchase common stock.

The following table summarized the warrant activity for the nine months ended September 30, 2021:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2020	-	$-	-	$-
Granted	88,885,704	0.05	5.00	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, September 30, 2021	88,885,704	$0.05	4.93	$-

Exercisable, September 30, 2021	88,885,704	$0.05	4.93	$-

Warrant derivative liability

The exercise price and number of warrant shares issuable upon exercise of these warrants are subject to adjustment from time to time as set forth in the warrant agreements. The Company evaluated the terms and conditions of the warrant agreements and pursuant to ASC 815-15 Embedded Derivatives, were recorded as derivative liabilities on the issuance date and revalued at each reporting period.

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

The fair value of the derivative conversion features and warrant liabilities as of September 30, 2021 were calculated using the Black and Scholes method with the following assumptions:

September 30, 2021
Dividend yield	0%
Expected volatility	176%
Risk free interest rate	0.98%
Contractual terms (in years)	4.43 - 4.81
Conversion/Exercise price	$0.05

The table below provides a summary of the changes in fair value, including net transfers in and/or out of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2021:

Amount
Balance on December 31, 2020	$-
Issuances	2,492
Change in fair value of warrant liabilities	(451)
Balance on September 30, 2021	$2, 041

Note 10. Commitments and Contingencies

Legal proceedings

From time-to-time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. During the period covered by this report, there were no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K, as filed with the SEC on April 15, 2021.

Bitcoin Production Equipment and Operations

In August 2018, the Company entered a collaborative venture with Bit5ive, LLC to develop a fully contained crypto currency mining pod (the “POD5 Agreement”) for a term of five years. In exchange for an initial capital investment as well as engineering and design expertise, the Company receives royalty payments from Bit5ive, LLC. During the three and nine months ended September 30, 2021, the Company received royalties and recorded revenues of $66 and $72, respectively pursuant to the POD5 Agreement. For the three and nine months ended September 30, 2020, the Company received royalties and recognized revenue under this agreement of $0 and $3, respectively.

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

In connection with this agreement, the Company paid a $154 security deposit, which was reduced to $120 in June 2020. The new amount is classified as a prepaid expense and other current asset in the Company’s consolidated balance sheet as September 30, 2021.

This agreement expired on September 30, 2021, and the Company and City are operating on a month-to-month extension basis pending a new contract. There can be no assurance that that the Company and City will reach a new agreement with acceptable price and volume metrics, if at all.

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

Note 11. Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. During the nine months ended September 30, 2021 and 2020, the Company made contributions to the 401(k) Plan of $8 and $9, respectively.

Note 12. Subsequent Events

On November 4, 2021, the Company issued 7,500,000 shares of common stock to satisfy a partial cashless exercise of the warrants issued on September 30, 2021, as detailed in Note 9. As a result of this exercise, the number of warrants outstanding was reduced to 82,114,871.

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

Current Operations

As of September 30, 2021 and November 11, 2021, the Company owned 530 and 480 Antminer S17 Pro Bitcoin miners, respectively, all located at its LaFayette, Georgia facility. As more fully described in the following paragraph, over three-quarters of these miners require various repairs to be productive. We purchased a total of 1,500 S17 Pro Bitcoin miners in the latter part of 2019 for an aggregate purchase price of approximately $2,768, which was paid in full. All miners were purchased directly from Bitmaintech Pte. Ltd., a Singapore limited company (“Bitmain”), with each capable of a hash rate of approximately 50 terahashes per second in computing power. From May 2020 through November 11, 2021, the Company sold a total of 923 of these miners, receiving aggregate gross proceeds of approximately $869, and has scrapped 103 miners due to burning or other events that reduced their value to zero.

During 2020, the Company began to suffer component issues, such as heat sinks detaching from hash boards, and failures of both power supplies and hash board temperature sensors. Although Bitmain has acknowledged manufacturing defects in various production runs of S17 Bitcoin miners, the Company was unsuccessful in obtaining any compensation from Bitmain. The manufacturing defects, combined with inadequate repair facilities has rendered approximately 400 of our remaining 480 miners in need of repair or replacement. The Company is using a third-party repair facility to repair its non-working hash boards and expects the process to be complete before yearend 2021. As of November 11, 2021, 300 of these bad hash boards (enough to power 100 miners) have been successfully repaired and approximately 200 more hash boards remain unused at our facility pending repair, replacement or sale as management may determine. In addition, a former vendor has yet to return an additional 200 hash boards entrusted to it for repair, and the Company has commenced litigation. It is not possible at the present time to estimate the total cost of repair or the overall success rate of repairs of defective hash boards. To date, we have incurred approximately $140 in costs of repairing or replacing the defective machines, and an estimated $1,200 in lost revenue.

MGT’s miners are housed in two modified shipping containers on property owned by the Company adjacent to an electrical substation. The entire facility, including the land and improvements, five 2500 KVA 3-phase transformers, the mining containers, and miners, are owned by MGT. We continue to explore ways to grow and maintain our current operations including but not limited to further potential equipment sales and raising capital to acquire the newest generation miners. The Company has also begun preliminary negotiations to acquire a second site approximately five miles from LaFayette, although there can be no assurance that the parties will reach an acceptable agreement.

In addition to its self-mining operations, the Company is leasing its owned space to other Bitcoin miners. These improve utilization of the electrical infrastructure and better insulate us against the volatility of Bitcoin mining.

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

Revenue recognition

Cryptocurrency mining

The Company recognizes revenue under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer
●	Step 2: Identify the performance obligations in the contract
●	Step 3: Determine the transaction price
●	Step 4: Allocate the transaction price to the performance obligations in the contract
●	Step 5: Recognize revenue when the Company satisfies a performance obligation

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met: The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

●	Variable consideration
●	Constraining estimates of variable consideration
●	The existence of a significant financing component in the contract
●	Noncash consideration
●	Consideration payable to a customer

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.

The Company has entered into digital asset mining pools by executing contracts, as amended from time to time, with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are recorded as a component of cost of revenues), for successfully adding a block to the blockchain. The terms of the agreement provide that neither party can dispute settlement terms after thirty-five days following settlement. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.

Providing computing power to solve complex cryptographic algorithms in support of the Bitcoin blockchain (in a process known as “solving a block”) is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s contracts with mining pool operators. The transaction consideration the Company receives, if any, is noncash consideration, which the Company measures at fair value on the date received, which is not materially different than the fair value at contract inception or the time the Company has earned the award from the pools. The consideration is all variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. There is no significant financing component in these transactions.

Fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency at the time of receipt. There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for cryptocurrencies recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the Financial Accounting Standards Board (“FASB”), the Company may be required to change its policies, which could have an effect on the Company’s consolidated financial position and results from operations.

Other Revenues

The Company also recognizes a royalty participation upon the sale of certain containers manufactured by Bit5ive LLC of Miami, Florida (the “Pod5ive Containers”) under the terms of a five-year collaboration agreement entered in August 2018.

Lastly, the Company recognizes rental income paid by third parties wishing to use the Company’s facility in LaFayette, GA.

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

Results of operations

Three months ended September 30, 2021 and 2020

Revenues

Our revenues for the three months September 30, 2021 increased by $91, or 60%, to $244, as compared to $153 for the three months ended September 30, 2020. Our revenue is derived from cryptocurrency mining, including leasing excess capacity to third parties, and royalties on sales of Pod5ive Containers. The increase in revenues this period is due to an increase in hosting agreement revenue of $69 and an increase in royalties in the amount of $66.

Operating Expenses

Operating expenses for the three months ended September 30, 2021 decreased by $152, or 21%, to $577, as compared to $729 for the three months ended September 30, 2020. The decrease in operating expenses was primarily due to decreases in general and administrative expenses of $77 and cost of revenue of $75.

The decrease in general and administrative expenses of $77 or 20%, to $313, as compared to $390 for the three months ended September 30, 2020, was primarily due to a decrease in salary expense of $36, and a decrease in legal and professional fees of $39. The decrease in cost of revenue of $75 or 22% to $264, as compared to $339 of the three months ended September 30, 2020 was primarily due to the reimbursement of electricity costs of $77.

Other Income and Expense

For the three months ended September 30, 2021, non–operating expense of $41 consisted primarily of accretion of debt discount of $256, loss on settlement of debt of $511, other expense of $306, change in fair value of derivative liability of $46 and interest expense of $302, partially offset by change in fair value of warrants derivative liability of $451, gain on settlement of payables of $675 and a gain on sale of property and equipment of $254. During the comparable period ended September 30, 2020, non–operating expense of $16 consisted of loss on sale of property and equipment of $123, a loss from the change in the fair value of the liability associated with the termination of the management agreements of $12 offset by other income of $119.

Nine months ended September 30, 2021 and 2020

Revenues

Our revenues for the nine months ended September 30, 2021 decreased by $509 to $781 as compared to $1,290 for the nine months ended September 30, 2020. The decrease in revenues is a result of a lower number of Bitcoins mined resulting from fewer miners in operation and a higher network difficulty rate; the decrease was partially offset by increased Bitcoin prices and by increases in revenue from hosting activities and royalties.

Operating Expenses

Operating expenses for the nine months ended September 30, 2021 decreased by $1,521, or 43%, to $1,998 as compared to $3,519 for the nine months ended September 30, 2020. The decrease in operating expenses was due to decreases in general and administrative expenses of $796 and cost of revenue of $725.

The decrease in general and administrative expenses of $796 or 39% to $1,247 as compared to $2,043 for the nine months ended September 30, 2020, was primarily due to decreases in legal and professional fees of $424 and decrease in salary expense of $349, and costs related to the Company’s mining facility in Georgia of $192. The decrease in cost of revenue of $725, or 49%, to $751, as compared to $1,476 for the nine months ended September 30, 2020 is due primarily to lower electricity usage of $288 from fewer bitcoin miners in operation, reduced depreciation of $355 and the reimbursement of electricity costs of $77.

Other Income and Expense

For the nine months ended September 30, 2021, non–operating expenses of $403 consisted primarily of loss on settlement of debt of $541, other expense of $306, accretion of debt discount of $526, change in fair value of derivative of $79, and interest expense of $341, partially offset by gain on settlement of payables of $675, a gain on sale of property and equipment of $264, and change of fair value of warrants liability of $451. During the comparable period ended September 30, 2020, non–operating expense of $1,103 was comprised of accretion of debt discount of $877, a loss on sale of property and equipment of $381, partially offset by other income of $119, a gain from the change in the fair value of the liability associated with the termination of the management agreements of $26 and interest income of $10.

Liquidity and capital resources

Sources of Liquidity

We have historically financed our business through the sale of debt and equity interests. We have incurred significant operating losses since inception and continue to generate losses from operations and as of September 30, 2021 have an accumulated deficit of $420,009. At September 30, 2021, our cash and cash equivalents were $1,257, and our working capital deficit was $824.

In January 2020, management completed the consolidation of its activities in a Company-owned and managed facility, after having terminated all management agreements with outside investors as well as all third-party hosting arrangements in 2019. The Company will need to raise additional capital to fund operating losses and grow its operations. There can be no assurance however that the Company will be able to raise additional capital when needed, or at terms deemed acceptable, if at all. The Company’s ability to raise additional capital will also be impacted by the volatility of Bitcoin and the ongoing SEC enforcement action against our Chief Executive Officer, both of which are highly uncertain, cannot be predicted and could have an adverse effect on the Company’s business and financial condition. The issuance of any additional shares of Common Stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. Such factors raise substantial doubt about the Company’s ability to sustain operations for at least one year from the issuance of these unaudited condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The price of Bitcoin is volatile, and fluctuations are expected. Declines in the price of Bitcoin have had a negative impact on our operating results and liquidity and could harm the price of our common stock. Movements may be influenced by various factors, including, but not limited to, government regulation, security breaches experienced by service providers, as well as political and economic uncertainties around the world. Since we record revenue based on the price of earned Bitcoin and we may retain such Bitcoin as an asset or as payment for future expenses, the relative value of such revenues may fluctuate, as will the value of any Bitcoin we retain. The low and high exchange price per Bitcoin for the year ending December 31, 2020, as reported by Blockchain.info, were approximately $5 and $29 respectively. During the period January 1, 2021 through September 30, 2021, the price of Bitcoin remained very volatile, with a low and high exchange price per Bitcoin of approximately $29 and $63, respectively.

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

Cash Flows

	Nine Months ended September 30,
	2021	2020
Cash provided by / (used in)
Operating activities	$(1,354)	$(381)
Investing activities	385	60
Financing activities	1,990	111
Net increase (decrease) in cash and cash equivalents	$1,021	$(210)

Operating activities

Net cash used in operating activities was $1,354 for the nine months ended September 30, 2021 as compared to net cash used in operating activities of $381 for the nine months ended September 30, 2020. Cash used in operating activities for the nine months ended September 30, 2021 primarily consisted of a net loss of $1,620, offset by non-cash charges of $880 which includes depreciation of $548, accretion of debt discount of $526, loss on settlement of debt of $541, non-operating expenses of $306, non-cash interest expense of $270, offset by the change in fair value of derivative liability of $372, gain on settlement of payables of $675 and a gain from sale of property and equipment of $264, and cash used in working capital of $614.

Net cash used in operating activities of $381 for the nine months ended September 30, 2020 primarily consisted of a net loss of $3,332, offset by non-cash charges of $2,385 which includes depreciation of $902, stock-based compensation of $222, accretion of debt discount of $877, a loss from sale of property and equipment of $410, offset by the change in the fair value of the liability associated with the termination of the management agreements of $26, and cash provided by a change in working capital of $566.

Investing activities

Net cash provided by investing activities was $385 for the nine months ended September 30, 2021 which consisted of proceeds from the sale of property and equipment of $426, offset by purchases of $41.

Net cash provided by investing activities was $60 for the nine months ended September 30, 2020, consisting of proceeds from the sale of property and equipment of $439 and refund of a security deposit of $34, offset by purchases of property and equipment of $375 and payment of a security deposit of $38.

Financing activities

During the nine months ended September 30, 2021, cash provided by financing activities totaled $1,990 from proceeds of the issuance of a convertible promissory note, common stock and warrants.

During the nine months ended September 30, 2020, cash provided by financing activities totaled $111 from proceeds of the PPP loan.

Off–balance sheet arrangements

As of September 30, 2021, we had no obligations, assets or liabilities which would be considered off–balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off–balance sheet arrangements.

Item 3. Quantitative and qualitative disclosures about market risk

The Company is not exposed to market risk related to interest rates on foreign currencies.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as September 30, 2021 due to the following material weakness in our internal control over financial reporting: Our small number of employees does not allow for sufficient segregation of duties and independent review of duties performed.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer), we performed a complete documentation of the Company’s significant processes and key controls, and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021, there were no changes to internal control over financial reporting.

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

Item 2. Unregistered sales of equity securities and use of proceeds

On July 21, 2021, the Company entered into a securities purchase agreement with Streeterville Capital, LLC, pursuant to which the Company (i) sold 35,385,704 shares of common stock, and (ii) issued a warrant to purchase 35,385,704 shares of common stock for consideration of $1,000, less $10 for the investor’s legal, due diligence and other transactional expenses.

On July 27, 2021, the Company issued 6,673,384 shares of common stock, to Bucktown Capital, LLC, in connection with the conversion of $121 in principal amount under that certain Convertible Promissory Note, dated December 8, 2020 in the original principal amount of $230. Following this conversion, the outstanding principal balance of the note is zero.

In issuing the securities described above, the Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 30, 2021, the Company entered into an exchange agreement with Bucktown Capital, LLC, pursuant to which it exchanged its Convertible Promissory Note, dated March 5, 2021 in the original principal amount of $13,210 for a warrant to purchase 53,500,000 shares of common stock.

The issuance of these securities is being made in reliance upon an exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

10.1	Securities Purchase Agreement dated July 21, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 27, 2021).**

10.2	Form of Warrant issued by Company to Investor (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 27, 2021).

10.3	Exchange Agreement dated September 30, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 30, 2021).**
10.4	Form of Warrant issued by Company to Investor (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 30, 2021).

31	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer*

32	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File*

*	Filed herewith
**	The schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT CAPITAL INVESTMENTS, INC

Date: November 12, 2021	By:	/s/ Robert B. Ladd
Robert B. Ladd
President, Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

