Form 10-K
period 2021-12-31
MGT CAPITAL INVESTMENTS, INC.
filed 2022-03-31
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

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

As of June 30, 2021, the last day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the registrant’s common stock held by non–affiliates of the registrant was approximately $24,015,261.

As of March 31, 2022, the registrant had outstanding 640,970,903 shares of common stock, $0.001 par value.

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

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

All dollar amounts set forth in this Annual Report as of and for the year ended December 31, 2021 on this Form 10–K are in thousands, except per–share amounts.

PART I

Item 1. Business

The Company is a Delaware corporation incorporated in 2000. MGT was originally incorporated in Utah in 1977. MGT’s corporate office is in Raleigh, North Carolina.

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

Our Operations

Cryptocurrency mining

Following a review of our Bitcoin mining operations in early 2019, we consolidated our activities at a Company-owned and managed facility in LaFayette, GA. Located adjacent to a utility substation, the several-acre property has access to about 20 megawatts (MW) of low-cost electrical power, about half of which is presently utilized by the Company.

As of December 31, 2021 and March 31, 2022, the Company owned 480 and 430 Antminer S17 Pro Bitcoin miners (“S17 miners”), respectively, plus 35 Antminer S19 Pro miners as of March 31, 2022. All miners are located at our Georgia facility. As more fully described in the following paragraph, over three-quarters of the S17 miners require various repairs to be productive. We purchased a total of 1,506 S17 miners in the latter part of 2019 directly from Bitmaintech Pte. Ltd. (“Bitmain”), for an aggregate purchase price of approximately $2,768, which was paid in full. From May 2020 through March 31, 2022, the Company sold a total of 923 of these miners, receiving aggregate gross proceeds of approximately $869, and has scrapped 153 miners due to burning or other events that reduced their value to $0.

During 2020, the Company began to suffer component issues, such as heat sinks detaching from hash boards, and failures of both power supplies and hash board temperature sensors. Although Bitmain has acknowledged manufacturing defects in various production runs of S17 miners, the Company was unsuccessful in obtaining any compensation from Bitmain. The manufacturing defects, combined with inadequate repair facilities has rendered approximately 350 of our remaining 430 miners in need of repair or replacement. To date, in addition to a significant amount in lost revenue, we have incurred approximately $140 in costs of repairing or replacing the defective machines. Currently, we plan to sell all our remaining inventory of S17 miners, as well as loose hash boards, power supplies, controller boards, and other parts.

MGT’s miners are housed in a modified shipping container on the property in Georgia owned by the Company. The entire facility, including the land and improvements, five 2500 KVA 3-phase transformers, three mining containers, and miners, are owned by MGT. We continue to explore ways to grow and maintain our current operations including but not limited to further potential equipment sales and raising capital to acquire the newest generation miners. The Company is also investigating other sites to develop into Bitcoin mining facilities in addition to expansion at its current property.

Leasing Operations

In addition to its self-mining operations, the Company leases its owned space to other Bitcoin miners and also provides hosting services for owners of mining equipment. These measures improve utilization of the electrical infrastructure and better insulate us against the volatility of Bitcoin mining.

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

The Bitcoin Network, being decentralized, does not rely on either governmental authorities or financial institutions to create, transmit or determine the value of Bitcoin. Rather, Bitcoin are created and allocated by the Bitcoin Network protocol through a “mining” process subject to a strict, well-known issuance schedule. The value of Bitcoin is determined by the supply and demand of Bitcoin in the Bitcoin exchange market (and in private peer to peer transactions), as well as the number of merchants that accept it. As Bitcoin transactions can be broadcast to the Bitcoin Network by any user’s Bitcoin software and Bitcoin can be transferred without the involvement of intermediaries or third parties, there are only minor transaction costs in direct peer-to-peer transactions on the Bitcoin Network. Third party service providers such as Bitcoin exchanges and third-party payment processing services may charge significant fees for processing transactions and for converting, or facilitating the conversion of, Bitcoin to or from fiat currency.

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

Strategy

MGT’s strategy is to oversee the operations in La Fayette, Georgia, which include self-mining, hosting others’ miners for a fee, and leasing its physical space and electrical infrastructure. The Company’s immediate focus is to grow free cash flow, with a longer-term objective to expand its mining operations.

Competition

Our industry is very new and subject to rapid change and constant innovation. We face significant competition, including from companies that have entered this space much earlier than us and are better capitalized, with vertically integrated business models. Some of these companies are our suppliers. We compete to attract, engage, and retain personnel, educated and skilled in the Blockchain and cryptocurrency mining space.

We compete with vertically integrated companies such as Bitmain that engage in both the design and distribution of mining machines, as well as cryptocurrency mining. We also compete with many other companies that are engaged in cryptocurrency mining, some of which have better access to mining hardware, lower operating expenses and lower cost of capital than MGT. These companies include Riot Blockchain, Inc. and Marathon Digital Holdings, Inc.

Employees

Currently, the Company has 2 full–time employees. Neither employee is represented by a union, and we believe our relationships with our employees are good.

Government Regulation

Government regulation of cryptocurrency is being actively considered by the United States federal government via a number of agencies and regulatory bodies, as well as similar entities in other countries. State government regulations also may apply to our activities and other activities in which we participate or may participate in the future. Other regulatory bodies are governmental or semi-governmental and have shown an interest in regulating or investigating companies engaged in the cryptocurrency business.

Businesses that are engaged in the transmission and custody of Bitcoin and other digital assets, including brokers and custodians, can be subject to U.S. Treasury Department regulations as money services businesses as well as state money transmitter licensing requirements. Bitcoin and other digital assets are subject to anti-fraud regulations under federal and state commodity laws, and digital asset derivative instruments are substantively regulated by the U.S. Commodity Futures Trading Commission. Certain jurisdictions, including, among others, New York and a number of countries outside the United States, have developed regulatory requirements specifically for digital assets and companies that transact in them.

Regulations may substantially change in the future and it is presently not possible to know how regulations will apply to our businesses, or when they will be effective. As the regulatory and legal environment evolves, we may become subject to new laws, further regulation by the SEC and other agencies, which may affect our mining and other activities. For instance, various bills have also been proposed in Congress related to our business, which may be adopted and have an impact on us. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see the Section entitled “Risk Factors” herein.

In addition, since transactions in Bitcoin provide a reasonable degree of pseudo anonymity, they are susceptible to misuse for criminal activities, such as money laundering. This misuse, or the perception of such misuse (even if untrue), could lead to greater regulatory oversight of Bitcoin platforms, and there is the possibility that law enforcement agencies could close Bitcoin platforms or other Bitcoin-related infrastructure with little or no notice and prevent users from accessing or retrieving Bitcoin held via such platforms or infrastructure.

Available Information

MGT maintains a website at www.mgtci.com. The Company makes available free of charge our annual reports on Form 10–K, quarterly reports on Form 10–Q and current reports on Form 8–K, including any amendments to the foregoing reports, as soon as is reasonably practicable after such material is electronically filed with, or furnished to, the SEC. These materials along with our Code of Business Conduct and Ethics are also available through our corporate website at www.mgtci.com. The public may also access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as filed with the SEC under the Securities Exchange Act of 1934, as amended on the SEC’s website at http://www.sec.gov. Any amendments to, and waivers of, our Code of Business Conduct and Ethics will be posted on our corporate website. The Company is not including the information contained at mgtci.com as a part of this Annual Report.

Item 1A. Risk Factors

Discussion of our business and operations included in this Annual Report should be read together with the risk factors set forth below. They describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our financial performance. Each of the risks described below could adversely impact the value of our securities. These statements, like all statements in this report, speak only as of the date of this Annual Report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

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

Summary of Risk Factors

Our business and an investment in our common stock is subject to numerous risks and uncertainties, including those highlighted in the section immediately following this summary. Some of these risks include:

●	We have a history of operating losses, have been and will continue to be reliant on debt and equity financings to fund our operations, and we may not be able to raise capital when needed or otherwise take action necessary to achieve or sustain profitability.

●	Our auditors have expressed substantial doubt about our ability to continue as a going concern.

●	Our mining operating costs, including the costs to operate, maintain, repair and replace our mining equipment, have historically outpaced our mining revenues, which has and could continue to put a strain on our business or increase our losses.

●	We are reliant upon Mr. Robert B. Ladd, our Chief Executive Officer and sole executive officer, the loss of whom could materially harm our ability to continue or grow our operations as planned or at all. For example, he is subject to a pending SEC action which could affect his ability to serve us if he is found to be culpable.

●	The cryptocurrency mining industry is highly competitive, with many of our competitors having better access to capital and may buy mining equipment at scale. The competition has intensified as the price of Bitcoin has appreciated in recent years, which could have a material adverse effect on our results of operations if we are unable to keep up.

●	Because we have a single mining facility at one location, if we were to experience damage or loss of this facility, which may be uninsured or underinsured, your investment in us would be at risk.

●	Our operations and the results thereof are subject to risks arising from Internet disruptions or delays, cybersecurity threats, incorrect digital recording of transactions, and other contingencies resulting from holding and transacting in digital assets. Further, due to current lack of regulation, we may be unable to seek or obtain recourse if such contingencies were to occur.

●	Our operations and ability to generate revenue depends on a steady supply of low-cost electricity, and with our current electrical contract with the municipal government in Lafayette, Georgia expired in September 2021, our ability to continue to receive a relatively low-cost power supply remains uncertain.

●	The future development and growth of cryptocurrencies such as Bitcoin is subject to a variety of factors that are difficult to predict and evaluate. If the market for Bitcoin does not grow as we expect, our business, operating results, and financial condition could be adversely affected.

●	Certain features of Bitcoin’s Blockchain, such as “forking” in which one type of Bitcoin could turn into many due to source code variation, or Halving which reduces the rewards for mining efforts by 50% every 210,000 blocks that are solved, pose the risk of adversely affecting our ability to generate revenue.

●	Our operating results have and will significantly fluctuate due to the highly volatile nature of Bitcoin, and if the price of Bitcoin declines, including potentially due to political, economic, or other forces beyond our control, it would materially adversely affect our business. Our current miners are designed primarily to mine Bitcoin and cannot be used to mine other cryptocurrencies, which magnifies the risk.

●	Our reliance on third party “mining pools,” which enable us to cooperate with other Bitcoin mining enterprises to receive Bitcoin with less variance in probability of reward by sharing Bitcoin earned pro rata based on contribution to a block solved, subjects us to risks of inaccurate sharing of rewards and the loss of other at-will participants in the pool.

●	The COVID-19 pandemic has disrupted and may continue to disrupt our operations and those of our vendors, suppliers and other third parties on which we rely, and we may not be able to obtain new miners or replacement parts for our existing miners in a timely or cost-effective manner, which could materially and adversely affect our business and results of operations.

●	We may become subject to an uncertain and rapidly evolving regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations, including those imposing restrictions or bans on Bitcoin mining due to concerns about high electrical power usage, could adversely affect our business, operating results, and financial condition.

●	The markets for Bitcoin and other cryptocurrencies may be under-regulated and, as a result, the market price of Bitcoin may be subject to significant volatility or manipulation, which could decrease consumer confidence in cryptocurrencies and have a material adverse effect on our business and results of operations.

●	Banks and financial institutions may not provide banking services, or may cut off services, to businesses that engage in cryptocurrency-related activities, which could have a material adverse effect on us.

●	If a malicious actor or botnet obtains control of the Bitcoin network, such actor or botnet could manipulate the Blockchain to adversely affect us.

●	Because cryptocurrencies may be determined to be investment securities, we may inadvertently violate or become subject to the Investment Company Act of 1940 and incur large losses as a result and potentially be required to register as an investment company or terminate operations.

●	Our stock price is subject to significant volatility due to a variety of factors, many of which are beyond our control, including its status as a “penny stock,” the fact that it is not listed on a national securities exchange, and its potential connection to the price of Bitcoin or other cryptocurrencies, which could adversely affect investors.

●	We have not paid cash dividends to our stockholders and do not intend to do so in the foreseeable future.

●	Substantial future sales of our common stock by us or our stockholders could have a depressive effect on our stock price. For example, Company has issued warrants that allow the holders to exercise for an indeterminant, and potentially material, number of shares of our common stock on a cashless basis.

Risks Related to Our Cryptocurrency Mining Business

We have a history of operating losses, and we may not be able to achieve or sustain profitability.

Our primary focus is on our Bitcoin mining operation located at our Lafayette, Georgia facility where as of December 31, 2021 and March 31, 2022, we operated a total of 480 and 430 S17 miners, respectively. Our current strategy will continue to expose us to the numerous risks and volatility associated within this sector, including due to the high costs of purchasing miners and sourcing power for them, while monitoring the price of Bitcoin, which has historically been volatile. Further, we have experienced recurring losses and negative cash flows from operations. Our net losses for the years ended December 31, 2021 and 2020 were $1,539 and $3,887, respectively.

To date, we have relied on debt or equity financings to fund our operations, and if the price of Bitcoin is not sufficiently high to enable us to sell the Bitcoin we mine at prices above our cost to mine it, then we are likely to continue to be unable to fund our operations without raising additional capital. Further, even if prices are sufficiently high for our mining activities, we are likely to need to raise additional capital to fund the acquisition of new miners to repair or replace our existing miners and expand our number of miners to be competitive.

We expect to incur additional net losses over the next several years as we seek to expand operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain. If we are unsuccessful at executing on our business plan, our business, prospects, and results of operations may be materially adversely affected.

Our auditors have issued a “going concern” audit opinion.

Our independent auditors have indicated in their report on our December 31, 2021 and 2020 financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements incorporated in this Annual Report have been prepared assuming that we will continue as a going concern for one year from the date the financial statements are issued and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.

Our mining operating costs have historically outpaced our mining revenues, which has and could continue to put a strain on our business or increase our losses.

Our mining operations are costly and our expenses may increase in the future. This expense increase may not be offset by a corresponding increase in revenue. Our expenses may be greater than we anticipate, and our investments to make our business more efficient may not succeed and may outpace monetization efforts. Increases in our costs without a corresponding increase in our revenue would increase our losses and could seriously harm our business and financial performance.

The cost of obtaining new and replacement miners and parts has historically been and will likely continue to be highly capital intensive which may have a material and adverse effect on our business and results of operations.

Our mining operations can only be successful and ultimately profitable if the costs, including hardware and electricity costs, associated with mining Bitcoin are lower than the price of the Bitcoin we mine when we sell them. Our miners are subject to ordinary wear and tear from operation and may also face more significant malfunctions caused by factors which may be beyond our control. For example, approximately 450 of our S17 miners have experienced glitches and defects and as a result have seen either limitations on mining capabilities or outright inability to mine, such that they had to be or will have to be replaced or repaired. The result of this development has not only been increased costs to us, but also a reduced ability to generate revenue while these miners were not operating, whether because they were under repair and/or failing to operate at their optimal hash rate. Circumstances such as these, or a general need to replace outdated miners in the future, are highly cost intensive and can be a serious hindrance on our mining operations and ability to generate revenue or obtain profitability.

Additionally, as the mining technology evolves, we may need to acquire newer models of miners to remain competitive in the market. Over time, we may replace those miners which are no longer functional or efficient or powerful enough with new miners purchased from third-party manufacturers, the cost of which may be higher than what we spent on prior models and/or such that we will need to raise more capital to do so. For instance, the price of Bitcoin miners has historically been somewhat correlated to the price of Bitcoin, which has appreciated in recent years. Depending on the price of new miners and our operational needs at the time we decide to replace miners in the future, we may have to do so at higher costs than we could have previously, which would add to our losses. Alternatively, even absent defects or reductions in computing power, mining machine models are upgraded frequently, and we are and will continue to be subject to either higher competitive pressure as a result, or will be forced to expend large amounts of capital to remain competitive and maintain optimal hash rates. For example, in 2020 Bitmain released and delivered its S19 model miners to many of our competitors, which, aside from being more efficient because they are newer than our S17 miners, also have the advantage of improved technology and computing power.

Many of our S17 miners need to be repaired or replaced as a product of ordinary wear and tear and depreciation, or defect and/or competitive forces in the marketplace or other factors rendering our current miners obsolete. Any upgrading we need or choose to undertake requires substantial capital investment, and we may face challenges in locating the requisite capital in a timely manner and/or on terms favorable to us or not highly dilutive to our investors. If we are unable to obtain adequate numbers of new and replacement miners in sufficient quantities or without delay, we may be unable to compete in our highly competitive and continuously developing industry. If this happens, we may not be able to mine Bitcoin or other cryptocurrency as efficiently or in sufficient amounts relative to our competition or at all and, as a result, our business and financial results could suffer which could, in turn, have a material adverse effect on the trading price of our common stock.

The loss of our sole executive officer, Robert B. Ladd, could have a material adverse effect on us.

Our success is largely dependent on the continued services of Mr. Robert B. Ladd, our President, Chief Executive Officer and acting Chief Financial Officer. The loss of the services of Mr. Ladd, including as a result of the SEC Action described in the following risk factor, would leave us without executive leadership, which could diminish our business and growth opportunities. We will also need to build an executive management team around Mr. Ladd, which could be a time consuming and expensive process and divert management’s attention from other pressing matters concerning the Company’s operations or growth. The market for highly qualified personnel in this industry is very competitive and we may be unable to attract such personnel in a timely manner, on favorable terms or at all. If we are unable to attract such personnel, our business could be harmed. If we fail to procure the services of additional executive management or implement and execute an effective contingency or succession plan for Mr. Ladd, the loss of Mr. Ladd would significantly disrupt our business.

Other than Mr. Ladd, we have no other officers and only one other director. The loss of Mr. Ladd, would have a material adverse effect on us. We do not have key man insurance on the life of Mr. Ladd. Mr. Ladd’s Amended and Restated Executive Employment Agreement (the “Employment Agreement”), which was executed on April 6, 2018, and amended on November 11, 2020, permits him to resign for good reason which includes a material breach of the agreement by the Company. In the event he terminates his Employment Agreement for Good Reason, this would result in the Company owing him approximately $510 and would leave the Company without an executive officer which may have a material adverse effect upon us, your investment, and hamper the ability of the Company to continue operations.

The SEC has filed an action against the Company’s Chief Executive Officer alleging violations of federal securities laws which could result in liabilities for the Company.

On September 7, 2018, the SEC commenced a legal action, SEC v. Barry C. Honig et al. (the “SEC Action”), in the United States District Court for the Southern District of New York naming as defendant Mr. Robert B. Ladd, our Chief Executive Officer. An amended complaint in the SEC Action was filed on March 8, 2019. On May 24, 2019, the SEC issued a subpoena in the SEC Action to the Company and on October 31, 2019, the SEC issued subpoenas in the SEC Action to our Chairman and our independent director. The SEC filed a second amended complaint in the SEC Action on March 16, 2020 asserting additional civil charges against Mr. Ladd. The SEC Action asserts civil charges against multiple individuals and entities, including former shareholders of the Company, who are alleged to have violated the securities laws by engaging in “pump and dump” schemes in connection with certain microcap stocks and three entities, including the Company (the Company is not named as a defendant). To the extent the SEC Action pertains to Mr. Ladd in his capacity as an officer of the Company, we are required to indemnify him in his defense of the SEC Action and cannot predict the likelihood or amount of expenses this will entail. Further, the SEC Action has diverted and may continue to divert Mr. Ladd’s attention from his management duties to the Company. If the outcome of this litigation results in the Company losing Mr. Ladd’s services, we may be unable to find a suitable replacement in a reasonable time or without incurring significant costs or experiencing operational disruptions. Further, we cannot predict whether the SEC Action might result in future actions, penalties or other liabilities against the Company, and we may incur costs in responding to related requests for information and subpoenas, and if instituted, in defending against any resulting governmental proceedings that may be instituted against the Company.

The Company’s directors and officers’ insurance policies have been exhausted and will cause the Company to increase spending on legal expenses.

Under its certificate of incorporation and Bylaws, Mr. Ladd’s Employment Agreement, and certain indemnification agreements, the Company has obligations to indemnify current and former directors and certain current and former employees. Based on cumulative legal fees and settlements incurred the Company has fully exhausted its directors and officers insurance coverage. Additional expenses currently expected to be incurred, including in connection with the SEC Action which is still ongoing, and that may occur in the future, or liabilities that may be imposed in connection with actions against certain of the Company’s past and present directors and officers and certain current and former employees who are entitled to indemnification will be funded by the Company with its existing cash resources. Such expenses could have a material impact on the Company’s financial condition, results of operations and cash flows.

There are several new and existing competitors in our industry that are purchasing mining equipment at scale, which may cause delays or difficulty in us obtaining new miners, which could materially and adversely affect our business and results of operations.

Many of the competitors in our industry have also been purchasing mining equipment at scale, which has caused a world-wide shortage of mining equipment and extended the corresponding delivery schedules for new miner purchases. There can be no assurances the mining equipment manufacturers on which we rely such as Bitmain will be able to keep pace with the surge in demand for mining equipment if and when we decide to upgrade and/or expand upon our current miners. Additionally, the supply of the materials used to produce miners, such as the ASIC computer chips that are the primary feature in their computing power, may become subject to shortages, which could also either increase the cost beyond what we can reasonably afford or reduce their availability without unreasonable delay or at all. It is uncertain how manufacturers will respond to these trends and whether they can deliver on the schedules promised to any or all of their customers in the future. In the event Bitmain or other manufacturers are not able to keep pace with demand or avoid supply shortages, we may not be able to purchase miners from Bitmain or other manufacturers in sufficient quantities, at reasonable prices or on the delivery schedules that meet our business needs, which could have a material adverse effect on our business and results of operations.

The COVID-19 pandemic has disrupted and may continue to disrupt national and international commerce and we may not be able to continue our operations as presently conducted, obtain new miners or replacement parts for our existing miners in a timely or cost-effective manner, which could materially and adversely affect our business and results of operations.

The novel strain of the coronavirus (“COVID-19”) has spread as a global pandemic throughout the world and has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus. Although the United States and countries around the world have been releasing a vaccine, there are no assurances that the vaccine will be effective, and what impact it will have on reducing the spread or containment of COVID-19. In addition to vaccinations, preventative efforts include travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns. These measures may impact our mining operations, the third-party contractors on which we rely to further those operations, and the vendors, suppliers and manufacturers with which we do business. The extent to which the COVID-19 pandemic may affect our business, results of operations and financial condition is difficult to predict and depends on numerous evolving factors, including the duration and scope of the pandemic and its impact on overall global economic and political uncertainty; government, social, business and other actions that have been and will be taken in response to the pandemic; the speed and extent to which vaccines are distributed and their efficacy at preventing the COVID-19 virus from spreading and impacting the general populace, both in the short- and long- term, and the effect of the pandemic on short- and long-term general economic conditions and on the cryptocurrency industry in particular.

Current and future restrictions or disruptions of transportation, such as reduced availability of air and ground transport, port closures or congestion, and increased border controls or closures, can also impact our ability to timely mine Bitcoin in sufficient quantities and/or sell the Bitcoin we receive at favorable prices, and could materially adversely affect us. For example, these added challenges may increase costs or delays in the repair or replacement of certain of our miners which have demonstrated defects. Increased transportation, electrical supply, labor or other costs which may result from the COVID-19 pandemic could have a material adverse effect on our financial condition and results of operations, particularly if the effects of COVID-19 are prolonged.

To the extent that the profit margins of Bitcoin mining operations are not high, operators of Bitcoin mining operations or other participants in the Bitcoin industry are more likely to immediately sell Bitcoins in the market, thereby constraining growth of the price of Bitcoin that could adversely impact us.

Over the years, Bitcoin mining operations have shifted from individual users mining with computer processors, graphics processing units and first-generation ASIC servers to larger enterprises with newer, more “professionalized” sources of processing power which has been predominantly added by “professionalized” mining operations and resulting demand for more professionalized and powerful miners having faster hash rates. These professionalized mining operations may use proprietary hardware or sophisticated ASIC machines acquired from ASIC manufacturers. Acquiring this specialized hardware at scale requires the investment of significant up-front capital, and mine operators incur significant expenses related to the operation of this hardware at scale, such as the leasing of operating space, which is often done in data centers or warehousing facilities, obtaining and paying for an electricity supply to run the miners and employing technicians to operate the mining facilities.

As a result, these professionalized mining operations are of a greater scale than prior miners and have more defined and regular expenses and liabilities. Because these regular expenses and liabilities require professionalized mining operations to maintain profit margins on the sale of Bitcoin, to the extent the price of Bitcoin declines and such profit margin is constrained, such miners are incentivized to sell Bitcoin earned from mining operations more rapidly than individual miners who in past years were more likely to hold newly mined Bitcoin for longer periods. The immediate selling of newly mined Bitcoin greatly increases the trading volume of Bitcoin, creating downward pressure on the market price of Bitcoin rewards.

The extent to which the value of Bitcoin mined by a professionalized mining operation exceeds the allocable capital and operating costs determines the profit margin of such an operation. A professionalized mining operation may be more likely to sell a higher percentage of its newly mined Bitcoin rapidly if it is operating at a low profit margin and it may partially or completely cease operations if its profit margin is negative. In a low profit margin environment, a higher percentage could be sold more rapidly, thereby potentially depressing Bitcoin prices. Lower Bitcoin prices could result in further tightening of profit margins for professionalized mining operations creating a network effect that may further reduce the price of Bitcoin until mining operations with higher operating costs become unprofitable forcing them to reduce mining power or cease mining operations temporarily.

We may be unable to raise additional capital needed to grow our business.

We will likely continue to operate at a loss, at least until our business strategy is implemented, or if Bitcoin or other cryptocurrency prices decline, and we expect to need to raise additional capital to expand our operations and pursue our growth strategies, including potentially the acquisition of new or additional miners, and to respond to competitive pressures or unanticipated working capital requirements. We may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely affect our existing operations. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per share value of our common stock could decline. Furthermore, if we engage in additional debt financing, the holders of such debt would have priority over the holders of common stock on order of liquidation preference. We may be required to accept terms that restrict our ability to incur additional indebtedness or take other actions including terms that require us to maintain specified liquidity or other ratios that could otherwise not be in the interests of our stockholders.

Because our miners are designed specifically to mine Bitcoin, our future success will depend in large part upon the value of Bitcoin, and any sustained decline in its value could adversely affect our business and results of operations.

Our operating results will depend in large part upon the value of Bitcoin because it is the primary cryptocurrency we currently mine. Specifically, our revenues from our Bitcoin mining operations are based upon two factors: (1) the number of Bitcoin rewards we successfully mine and (2) the value of Bitcoin. This means that our operating results will be subject to swings based upon increases or decreases in the value of Bitcoin. Furthermore, our business strategy focuses solely on producing Bitcoin (as opposed to other cryptocurrencies), and our current ASIC miners principally utilize the “SHA-256 algorithm,” which is designed primarily for mining Bitcoin. We therefore, cannot use these miners to mine other cryptocurrencies, such as Ethereum, that are not mined utilizing this algorithm. While the S17 model can mine Bitcoin Cash, we do not currently employ our miners for this purpose. If other cryptocurrencies overtake Bitcoin in terms of acceptance, the value of Bitcoin could decline. Further, if Bitcoin were to switch its proof of work algorithm from SHA-256 to another algorithm for which our miners would not be suited or if the value of Bitcoin were to decline for other reasons, particularly if such decline were significant or over an extended period of time, we would likely incur very significant costs in retooling or replacing our existing miners with miners better suited for this new protocol and our operating results could be adversely affected. This could result in a material adverse effect on our ability to continue as a going concern or to pursue our business strategy at all, which could have a material adverse effect on our business, prospects or operations, and thus harm investors.

Bitcoin is subject to Halving, meaning that the Bitcoin rewarded for solving a block will be reduced in the future and its value may not commensurately adjust to compensate us for such reductions, and the overall supply of Bitcoin is finite.

Bitcoin is subject to Halving, which is the process by which the Bitcoin reward for solving a block is reduced by 50% every 210,000 blocks that are solved. This means that the amount of Bitcoin we (or any other miner) are rewarded for solving a block in the Blockchain is permanently cut in half. For example, the latest Halving having occurred in May 2020, with a revised payout of 6.25 Bitcoin per block solved, down from the previous reward rate of 12.5 Bitcoin per block solved. There can be no assurance that the price of Bitcoin will sufficiently increase to justify the increasingly high costs of mining for Bitcoin given the Halving feature. If a corresponding and proportionate increase in the trading price of these cryptocurrencies does not follow these anticipated Halving events, the revenue we earn from our mining operations would see a corresponding decrease, which would have a material adverse effect on our business and operations. To illustrate, even if the price of Bitcoin remains at its price as of today, all other factors being equal (including the same number of miners and a stable hash rate) our revenue would decrease substantially upon the next Halving.

Further, due to the Halving process, unless the underlying code of the Bitcoin Blockchain is altered (which may be unlikely or difficult given its decentralized nature), the supply of Bitcoin is finite. Once 21 million Bitcoin have been generated by virtue of solving blocks in the Blockchain, the network will stop producing more. Currently, there are approximately 19.0 million Bitcoin in circulation representing about 90% of the total supply of Bitcoin under the current source code. For the foregoing reasons, the Halving feature exposes us to inherent uncertainty and reliance upon the historically volatile price of Bitcoin, rendering an investment in us particularly speculative, especially in the long-term. If the price of Bitcoin does not significantly increase in value, your investment could become worthless.

We are subject to risks associated with our need for significant electrical power and our current Electricity Agreement.

Our Bitcoin mining operations have required significant amounts of electrical power, and, to the extent we purchase additional miners or acquire new miners which require higher energy inputs, our electricity requirements would grow. If we are unable to continue to obtain sufficient electrical power to operate our miners on a cost-effective basis, we may not realize the anticipated benefits of our significant capital investments in new miners. Even at our current energy usage, there can be no guarantee that our operational costs will not increase in the future, as our current Electricity Agreement expired on September 30, 2021. While we are engaged in negotiations for a new contract for electricity with City of Lafayette, Georgia, a municipal corporation of the State of Georgia (“the City”), there can be no assurance that we can reach an agreement with the City with acceptable price, volume and other terms, if at all. Currently we are in a month-to-month agreement with the City. The City is our only supplier of electricity at our location.

Additionally, our mining operations could be materially adversely affected by prolonged power outages, and we may have to reduce or cease our operations in the event of an extended power outage, or as a result of the unavailability or increased cost of electrical power. If this were to occur, our business and results of operations could be materially and adversely affected, and investors in our securities could be harmed.

Interruptions to internet access could disrupt our operations, which could adversely affect our business and results of operations.

Our cryptocurrency mining operations require access to high-speed internet to be successful. If we lose internet access for a prolonged period, we may be required to reduce our operations or cease them altogether. A disruption of the Internet may affect the use of cryptocurrencies and subsequently the value of our securities. Generally, cryptocurrencies and our business of mining cryptocurrencies is dependent upon the Internet. A significant disruption in Internet connectivity could disrupt a currency’s network operations until the disruption is resolved and have an adverse effect on the price of Bitcoin and our ability to mine Bitcoin. If this occurs, our business and results of operations may suffer, and our investors may be materially and adversely effected.

Bitcoin has forked three times and additional forks may occur in the future which may affect the value of Bitcoin held or mined by the Company.

To the extent that a significant majority of users and miners on a cryptocurrency network install software that changes the cryptocurrency network or properties of a cryptocurrency, including the irreversibility of transactions and limitations on the mining of new cryptocurrency, the cryptocurrency network would be subject to new protocols and software. However, if less than a significant majority of users and miners on the cryptocurrency network consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “fork” of the network, with one prong running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of the cryptocurrency running in parallel, yet lacking interchangeability and necessitating exchange-type transaction to convert currencies between the two forks. Additionally, it may be unclear following a fork which fork represents the original asset and which is the new asset. Different metrics adopted by industry participants to determine which is the original asset include: referring to the wishes of the core developers of a cryptocurrency, Blockchains with the greatest amount of hashing power contributed by miners or validators; or Blockchains with the longest chain. A fork in the network of a particular cryptocurrency could adversely affect an investment in our securities or our ability to operate.

Since August 1, 2017, Bitcoin’s Blockchain was forked three times creating Bitcoin Cash, Bitcoin Gold and Bitcoin SV. The forks resulted in a new Blockchain being created with a shared history, and a new path forward. The value of the newly created Bitcoin Cash, Bitcoin Gold and Bitcoin SV may or may not have value in the long run and may affect the price of Bitcoin if interest is shifted away from Bitcoin to the newly created digital assets. The value of Bitcoin after the creation of a fork is subject to many factors including the value of the fork product, market reaction to the creation of the fork product, and the occurrence of forks in the future. As such, the value of Bitcoin could be materially reduced if existing and future forks have a negative effect on Bitcoin’s value.

Our reliance primarily on a single model of miner may subject our operations to increased risk of mine failure.

The performance and reliability of our miners and our technology is critical to our operations. Because we currently use mostly S17 miners, if there continue to be issues with those machines, such as a design flaw in the ASIC chips they employ, our entire system could be affected. We recently experienced this issue with our S17 miners, as of the 430 miners we currently own, 350 have defects that render them either unusable or unable to operate at their maximum designed capacity. Additionally, we have sold 923 of our S17 miners and had to scrap 153 S17 miners which lost their value. This results in both lost revenue from inhibited mining operations and increased costs to repair and replace our mining infrastructure. Therefore, any disruption in our ability to continue mining, even with a portion of our total miners, could result in a material reduction to Bitcoin reward yields which would harm our business. Any weakness, flaw, or error which arises with our miners such similar to or more severe and widespread than the problems we experienced with our S17 miners may affect all or a large portion of our miners; therefore, if a defect or other flaw exists, our entire mine could go offline simultaneously. Any such interruption, delay or inability to continue operations could result in financial losses, a decrease in the trading price of our common stock and reputational harm.

Our mining operations, including the miners, the container, the land and the facility as a whole in which our miners are operated, are subject to real estate risks and potential damage and contingencies for which we are not covered by insurance.

Our current mining operations are exclusively conducted at our Lafayette, GA facility. This facility is, and any future mines we may establish, will be subject to a variety of risks relating to housing all of our operations, which include expensive revenue generating equipment at a single physical location. We also face risks because we own the land underlying the facility rather than rent, and therefore face risks inherent in the ownership of real estate. While we have insurance covering general liability and property theft and damage, we may be underinsured for some of the risks we face due to our single facility and ownership of the underlying land, including:

●	the possibility of construction or repair defects or other structural or building damage;

●	any noncompliance with or liabilities under applicable environmental, noise, health or safety regulations or requirements or building permit requirements;
●	any damage resulting from natural disasters, such as hurricanes, earthquakes, fires, floods and windstorms;
●	claims by employees and others for injuries sustained at our facility;
●	theft, arson or other crimes upon our facility;
●	adverse changes in national and local economic and market conditions;
●	declines in the value of the real estate; and
●	the potential for uninsured or underinsured property losses.

For example, our facility could be rendered inoperable, temporarily or permanently, as a result of a fire or other natural disaster or by a terrorist or other attack on the facility. The security and other measures we take to protect against these risks may not be sufficient. Additionally, our mine could be materially adversely affected by a power outage or loss of access to the electrical grid or loss by the grid of cost-effective sources of electrical power generating capacity. Given our constant power requirement to operate our miners and generate revenue, it would not be feasible to run miners on back-up power generators in the event of a power outage. We do not carry insurance that would cover losses resulting from any of these events. In the event of an uninsured loss, including a loss in excess of insured limits, at any of the miners in our network, such miners may not be adequately repaired in a timely manner or at all and we may lose some or all of the future revenues which could have otherwise been derived from such miners. Additionally, to the extent the miners, the modified containers in which they are held, or the land itself is permanently damaged, we may not be able to bear the cost of repair or replacement. Should any of these events transpire, we may not be able to recover, could lose a material amount of potential revenue, and our business and results of operations could be materially harmed as a result. Further, we may be unable to replace our fire and theft insurance which exposes us to further risk of loss.

The Company’s reliance on a third-party mining pool service provider for our mining revenue payouts may have a negative impact on the Company’s operations.

We receive Bitcoin mining rewards from our mining activity through a third-party mining pool operator. Mining pools allow miners to combine their processing power, increasing their chances of solving a block and getting paid by the network. The rewards are distributed by the pool operator, proportionally to our contribution to the pool’s overall mining power, used to generate each block. Should the pool operator’s system suffer downtime due to a cyber-attack, software malfunction or other similar issues, it will negatively impact our ability to mine and receive revenue. Furthermore, we are dependent on the accuracy of the mining pool operator’s record keeping to accurately record the total processing power provided to the pool for a given Bitcoin mining application in order to assess the proportion of that total processing power we provided. We would have limited means of recourse against the mining pool operator if we determine the proportion of the reward paid out to us by the mining pool operator is incorrect, other than leaving the pool. If we are unable to consistently obtain accurate proportionate rewards from our mining pool operators, we may experience reduced reward for our efforts, which would have an adverse effect on our business and operations.

There is a possibility of cryptocurrency mining algorithms transitioning to proof of stake validation and other mining related risks, which could make us less competitive and ultimately adversely affect our business and the value of our stock.

Proof of stake is an alternative method in validating cryptocurrency transactions that is less dependent on the consumption of electricity. Should the algorithm shift from a proof of work validation method to a proof of stake method, mining would likely require less energy, which may render any company that maintains advantages in the current climate (for example, from lower priced electricity, processing, real estate, or hosting) less competitive. We, as a result of our efforts to optimize and improve the efficiency of our Bitcoin mining operations, may be exposed to the risk in the future of losing the relative competitive advantage we may have over some of our competitors as a result, and may be negatively impacted if a switch to proof of stake validation were to occur. This is because we have invested heavily in setting up our facility based on the mining algorithms method of validation. Such events could have a material adverse effect on our ability to continue as a going concern, which could have a material adverse effect on our business, prospects or results of operations, the value of Bitcoin.

We may be accused of infringing intellectual property rights of third parties.

We may be subject to legal claims of alleged infringement of the intellectual property rights of third parties. Due to the open-source and constantly evolving nature of our business, we may not always be able to determine that we are using or accessing protected information or software. For example, there could be issued patents of which we are not aware that our activities or the equipment or software we use may infringe. The ready availability of damages, royalties and the potential for injunctive relief has increased the defense litigation costs of patent infringement claims, especially those asserted by third parties whose sole or primary business is to assert such claims. Such claims, even if not meritorious, may result in significant expenditure of financial and managerial resources, and the payment of damages or settlement amounts. Additionally, we may become subject to injunctions prohibiting us from using software or business processes we currently use or may need to use in the future or requiring us to obtain licenses from third parties when such licenses may not be available on financially feasible terms or terms acceptable to us or at all. In addition, we may not be able to obtain on favorable terms, or at all, licenses or other rights with respect to intellectual property we do not own in providing ecommerce services to other businesses and individuals under commercial agreements.

Risks Related to Our Dependence on Bitcoin

The trading price of shares of our common stock may increase or decrease as does the trading price of Bitcoin, which subject investors to pricing risks, including “bubble” type risks, and volatility.

Because of our dependence on Bitcoin, the trading prices of our common stock may at times be tied to the trading prices of Bitcoin. Specifically, we may experience adverse effects on our stock price when the value of Bitcoin drops. Furthermore, if the market for Bitcoin company stocks or the stock market in general experiences a loss of investor confidence, the trading price of our stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock could be subject to arbitrary pricing factors that are not necessarily associated with traditional factors that influence stock prices or the value of non-cryptocurrency assets such as revenue, cash flows, profitability, growth prospects or business activity since the value and price, as determined by the investing public, may be influenced by uncertain contingencies such as future anticipated adoption or appreciation in value of cryptocurrencies or Blockchains generally, and other factors over which we have little or no influence or control.

Bitcoin and other cryptocurrency market prices, which have historically been volatile and are impacted by a variety of factors (including those discussed below), are determined primarily using data from various exchanges, over-the-counter markets and derivative platforms. Furthermore, such prices may be subject to factors such as those that impact commodities, more so than business activities, which could be subjected to additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of cryptocurrencies, or our share price, making their market prices more volatile or creating “bubble” type risks for the trading price of Bitcoin.

During the year ended December 31, 2021, the trading price of Bitcoin has appreciated significantly, from a low closing value of approximately $30 per Bitcoin in January 2021, to a high closing value of approximately $68 per Bitcoin in November 2021, before closing the year at $46. There can be no assurances that similar volatility in the trading price of Bitcoin will not occur in the future. Accordingly, since the trading price of our securities may at times be connected to the trading price of Bitcoin, if the trading price of Bitcoin again experiences a significant decline, we could experience a similar decline in the trading price for shares of our common stock. If this occurs, you may not be able to sell the shares of our common stock which you purchased at or above the price you paid for them or at all.

The markets for Bitcoin and other cryptocurrencies and the existing markets may be under regulated and, as a result, the market price of Bitcoin may be subject to significant volatility or manipulation, which could decrease consumer confidence in cryptocurrencies and have a materially adverse effect on our business and results of operations.

Cryptocurrencies that are represented and trade on a ledger-based platform and those who hold them may not enjoy the same benefits as traditional securities available on trading markets and their investors. Stock exchanges have listing requirements and vet issuers, requiring them to be subjected to rigorous listing standards and rules, and monitor investors transacting on such platforms for fraud and other improprieties. These conditions may not necessarily be replicated on a distributed ledger platform, depending on the platform’s controls and other policies. The more lax a distributed ledger platform is about vetting issuers of cryptocurrency assets or users that transact on the platform, the higher the potential risk for fraud or the manipulation of the ledger due to a control event.

Bitcoin and other cryptocurrency market prices have historically been volatile, are impacted by a variety of factors, and are determined primarily using data from various exchanges, over-the-counter markets and derivative platforms. Furthermore, such prices may be subject to factors such as those that impact commodities, more so than business activities, which could be subjected to additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of cryptocurrencies, or our share price, making their market prices more volatile or creating “bubble” type risks for both Bitcoin and shares of our common stock.

These factors may inhibit consumer trust in and market acceptance of cryptocurrencies as a means of exchange which could have a material adverse effect on our business, prospects, or operations and potentially the value of any Bitcoin or other cryptocurrencies we mine or otherwise acquire.

The development and acceptance of cryptographic and algorithmic protocols governing the issuance of and transactions in cryptocurrencies is subject to a variety of factors that are difficult to evaluate.

The use of cryptocurrencies, including Bitcoin, to, among other things, buy and sell goods and services and complete transactions, is part of a new and rapidly evolving industry that employs cryptocurrency assets based upon a computer-generated mathematical and/or cryptographic protocol. Large-scale acceptance of cryptocurrencies as a means of payment has not, and may never, occur. The growth of this industry in general, and the use of Bitcoin in particular, is subject to a high degree of uncertainty, and the slowing or stopping of the development or acceptance of developing protocols may occur unpredictably. The factors include, but are not limited to:

●	the progress of worldwide growth in the adoption and use of Bitcoin and other cryptocurrencies as a medium of exchange;
●	governmental and organizational regulation of Bitcoin and other cryptocurrencies and their use, or restrictions on or regulation of access to and operation of the network or similar cryptocurrency systems;
●	changes in consumer demographics and public tastes and preferences, including as may result from coverage of Bitcoin or other cryptocurrencies by journalists and other sources of information and media;
●	the maintenance and development of the open-source software protocol of the network;

●	the increased consolidation of contributors to the Bitcoin Blockchain through mining pools and scaling of mining equipment by well-capitalized market participants;
●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;
●	the use of the networks supporting Bitcoin or other cryptocurrencies for developing smart contracts and distributed applications;
●	general economic conditions and the regulatory environment relating to Bitcoin and other cryptocurrencies; and
●	the impact of regulators focusing on cryptocurrencies and the costs associated with such regulatory oversight.

A decline in the popularity or acceptance of the Bitcoin network could adversely affect an investment in us.

The outcome of these factors could have negative effects on our ability to continue as a going concern or to pursue our business strategy at all, which could have a material adverse effect on our business, prospects or operations as well as potentially negative effects on the value of any Bitcoin or other cryptocurrencies we mine or otherwise acquire, which would harm investors in our securities.

Currently, there is relatively small use of Bitcoins in the retail and commercial marketplace in comparison to relatively large use by speculators, thus contributing to price volatility that could adversely affect an investment in us.

As relatively new products and technologies, Bitcoins and the Bitcoin network have only recently become widely accepted as a means of payment for goods and services by many major retail and commercial outlets, and use of Bitcoins by consumers to pay such retail and commercial outlets remains limited. Conversely, a significant portion of Bitcoin demand is generated by speculators and investors seeking to profit from the short- or long-term holding of Bitcoins. A lack of expansion by Bitcoins into retail and commercial markets, or a contraction of such use, may result in increased volatility or a reduction in the price of Bitcoin, either of which could adversely impact an investment in us.

Banks and financial institutions may not provide banking services, or may cut off services, to businesses that engage in cryptocurrency-related activities.

A number of companies that engage in Bitcoin and/or other cryptocurrency-related activities have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies and individuals or businesses associated with cryptocurrencies may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions in response to government action, particularly in China, where regulatory response to cryptocurrencies has been to exclude their use for ordinary consumer transactions within China. Specifically, in May 2021 the Chinese government banned financial institutions and payment companies from providing services related to cryptocurrency transactions. We also may be unable to obtain or maintain these services for our business. The price of Bitcoin has declined dramatically beginning in May 2021 in response to this trend. The difficulty that many businesses that provide Bitcoin and/or derivatives on other cryptocurrency-related activities have and may continue to have in finding banks and financial institutions willing to provide them services may be decreasing the usefulness of cryptocurrencies as a payment system and harming public perception of cryptocurrencies, and could decrease their usefulness and harm their public perception in the future.

The usefulness of cryptocurrencies as a payment system and the public perception of cryptocurrencies could be damaged if banks or financial institutions were to close the accounts of businesses engaging in Bitcoin and/or other cryptocurrency-related activities. This could occur as a result of compliance risk, cost, government regulation or public pressure. The risk applies to securities firms, clearance and settlement firms, national stock and derivatives on commodities exchanges, the over-the-counter market, and the Depository Trust Company, which, if any of such entities adopts or implements similar policies, rules or regulations, could negatively affect our relationships with financial institutions and impede our ability to convert cryptocurrencies to fiat currencies. Such factors could have a material adverse effect on our ability to continue as a going concern or to monetize our mining efforts, which could have a material adverse effect on our business, prospects or operations and harm investors.

Political or economic crises may motivate large-scale sales of cryptocurrencies, which could result in a reduction in values of cryptocurrencies such as Bitcoin and adversely affect an investment in us.

Geopolitical crises may motivate large-scale sales of cryptocurrencies, which could rapidly decrease the price of cryptocurrencies such as Bitcoin. Alternatively, as an emerging asset class with limited acceptance as a payment system or commodity, global crises and general economic downturn may discourage investment in cryptocurrencies as investors focus their investment on less volatile asset classes as a means of hedging their investment risk.

As an alternative to fiat currencies that are backed by central governments, cryptocurrencies such as Bitcoin, which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of cryptocurrencies either globally or locally. Large-scale sales of cryptocurrencies would result in a reduction in digital asset values and could adversely affect an investment in us.

The decentralized nature of cryptocurrency systems may lead to slow or inadequate responses to crises, which may negatively affect our business.

The decentralized nature of the governance of cryptocurrency systems may lead to ineffective decision making that slows development or prevents a network from overcoming emergent obstacles. Governance of many cryptocurrency systems is by voluntary consensus and open competition with no clear leadership structure or authority. To the extent lack of clarity in corporate governance of cryptocurrency systems leads to ineffective decision making that slows development and growth of such cryptocurrencies, the value of our common stock may be adversely affected.

It may be illegal now, or in the future, to acquire, own, hold, sell or use digital assets in one or more countries, and ownership of, holding or trading in our securities may also be considered illegal and subject to sanction.

As digital assets have grown in both popularity and market size, governments around the world have reacted differently to digital assets; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as in the U.S., subject to extensive, and in some cases overlapping, unclear and evolving regulatory requirements. Ongoing and future regulatory actions may impact our ability to continue to operate, and such actions could affect our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations.

The emergence of competing Blockchain platforms or technologies may harm our business as presently conducted.

If Blockchain platforms or technologies which compete with Bitcoin and its Blockchain, including competing cryptocurrencies which our miners may not be able to mine, such as cryptocurrencies being developed or may be developed by popular social media platforms, online retailers, or government sponsored cryptocurrencies, consumers may use such alternative platforms or technologies. If that were to occur, we would face difficulty adapting to emergent such digital ledgers, Blockchains, or alternative platforms or digital assets. This may adversely affect us by preventing us from realizing the anticipated profits from our investments and forcing us to expend additional capital in an effort to adapt. Further, to the extent we cannot adapt, be it due to our specialized miners or otherwise, we could be forced to cease operations. Such circumstances would have a material adverse effect on our business, and in turn investors’ investments in our securities.

Cryptocurrencies face significant scaling obstacles that can lead to high fees or slow transaction settlement times.

Cryptocurrencies face significant scaling obstacles that can lead to high fees or slow transaction settlement times, and attempts to increase the volume of transactions may not be effective. Therefore, scaling cryptocurrencies will be essential to the widespread acceptance of cryptocurrencies as a means of payment, which widespread acceptance is necessary to the continued growth and development of our business. Many cryptocurrency networks face significant scaling challenges, such as limitations on how many transactions can occur per second. There can be no guarantee that any of the systems in place or being considered to increasing the scale of settlement of cryptocurrency transactions will be effective, or how long they will take to become effective, which could adversely affect an investment in our securities.

The price of cryptocurrencies may be affected by the sale of such cryptocurrencies by other vehicles investing in cryptocurrencies or tracking cryptocurrency markets.

The global market for cryptocurrency is characterized by supply constraints that differ from those present in the markets for commodities or other assets such as gold and silver. The mathematical protocols under which certain cryptocurrencies are mined permit the creation of a limited, predetermined amount of digital currency, while others have no limit established on total supply. Increased numbers of miners and deployed mining power globally will likely continue to increase the available supply of Bitcoin and other cryptocurrencies, which may depress their market price. Further, large “block sales” involving significant numbers of Bitcoin following appreciation in the market price of Bitcoin may also increase the supply of Bitcoin available on the market, which, without a corresponding increase in demand, may cause its price to fall. Additionally, to the extent that other vehicles investing in cryptocurrencies or tracking cryptocurrency markets form and come to represent a significant proportion of the demand for cryptocurrencies, large redemptions of the securities of those vehicles and the subsequent sale of cryptocurrencies by such vehicles could negatively affect cryptocurrency prices and therefore affect the value of the cryptocurrency inventory we hold. Such events could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin or other cryptocurrencies we mine.

The Bitcoin we mine may be subject to loss, damage, theft or restriction on access.

There is a risk that some or all of the Bitcoin we mine could be lost or stolen. In general, cryptocurrencies are stored in cryptocurrency sites commonly referred to as “wallets” by holders of cryptocurrencies which may be accessed to exchange a holder’s cryptocurrency assets. Access to our Bitcoin could also be restricted by cybercrime (such as a denial of service attack). While we take steps to attempt to secure the Bitcoin we hold, there can be no assurance our efforts to protect our digital assets will be successful.

Hackers or malicious actors may launch attacks to steal, compromise or secure cryptocurrencies, such as by attacking the cryptocurrency network source code, exchange miners, third-party platforms, cold and hot storage locations or software, or by other means. Any of these events may adversely affect our operations and, consequently, our ability to generate revenue and become profitable. The loss or destruction of a private key required to access our digital wallets may be irreversible and we may be denied access for all time to our Bitcoin holdings. Our loss of access to our private keys or our experience of a data loss relating to our digital wallets could adversely affect our business.

Cryptocurrencies are controllable only by the possessor of both the unique public and private keys relating to the local or online digital wallet in which they are held, which wallet’s public key or address is reflected in the network’s public Blockchain. We are required to publish the public key relating to digital wallets in use when we verify the receipt of transfers and disseminate such information into the network, but we will need to safeguard the private keys relating to such digital wallets. To the extent such private keys are lost, destroyed or otherwise compromised, we will be unable to access our Bitcoin rewards and such private keys may not be capable of being restored by any network. Any loss of private keys relating to digital wallets used to store our mined Bitcoin could have a material adverse effect on our results of operations and ability to continue as a going concern, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin we mine.

Incorrect or fraudulent cryptocurrency transactions may be irreversible.

Cryptocurrency transactions are irrevocable and stolen or incorrectly transferred cryptocurrencies may be irretrievable. As a result, any incorrectly executed or fraudulent cryptocurrency transactions, such as a result of a cybersecurity breach against our Bitcoin holdings, could adversely affect our investments and assets. This is because cryptocurrency transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the cryptocurrencies from the transaction. Once a transaction has been verified and recorded in a block that is added to a Blockchain, an incorrect transfer of a cryptocurrency or a theft thereof generally will not be reversible and we may not have sufficient recourse to recover our losses from any such transfer or theft. Further, it is possible that, through computer or human error, or through theft or criminal action, our cryptocurrency rewards could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. If an errant or fraudulent transaction in our Bitcoin were to occur, we would have very limited means of seeking to reverse the transaction or seek recourse. To the extent that we are unable to recover our losses from such action, error or theft, such events could have a material adverse effect on our business.

Security threats to us could result in a loss of Company’s Bitcoin holdings.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in the Bitcoin exchange market since the launch of the Bitcoin network. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses, could harm our business operations or result in loss of our Bitcoin and lost revenue. Furthermore we believe that to the extent we hold greater amounts of Bitcoin, we may become a more appealing target for security threats such as hackers and malware.

The security system and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of ours, or otherwise, and, as a result, an unauthorized party may obtain access to our, private keys, data or Bitcoins. Additionally, outside parties may attempt to fraudulently induce employees of ours to disclose sensitive information in order to gain access to our infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security system occurs, the market perception of the effectiveness of our security system could be harmed, which could adversely affect an investment in us. In the event of a security breach, we may be forced to cease operations, or suffer a reduction in our digital assets, the occurrence of each of which could adversely affect an investment in us.

If a malicious actor or botnet obtains control of more than 50% of the processing power on a cryptocurrency network, such actor or botnet could manipulate Blockchains to adversely affect us, which would adversely affect an investment in us or our ability to operate.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining a cryptocurrency, it may be able to alter Blockchains on which transactions of cryptocurrency reside and rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could control, exclude or modify the ordering of transactions, though it could not generate new units or transactions using such control. The malicious actor could “double-spend” its own cryptocurrency (i.e., spend the same Bitcoin in more than one transaction) and prevent the confirmation of other users’ transactions for as long as it maintained control. To the extent that such malicious actor or botnet does not yield its control of the processing power on the network or the cryptocurrency community does not reject the fraudulent blocks as malicious, reversing any changes made to Blockchains may not be possible. The foregoing description is not the only means by which the entirety of Blockchains or cryptocurrencies may be compromised but is only an example.

Although there are no known reports of malicious activity or control of Blockchains achieved through controlling over 50% of the processing power on the network, it is believed that certain mining pools may have exceeded the 50% threshold in Bitcoin. The possible crossing of the 50% threshold indicates a greater risk that a single mining pool could exert authority over the validation of Bitcoin transactions. To the extent that the Bitcoin community, and the administrators of mining pools, do not act to ensure greater decentralization of Bitcoin mining processing power, the feasibility of a botnet or malicious actor obtaining control of the Blockchain’s processing power will increase, because such botnet or malicious actor could more readily infiltrate and seize control over the Blockchain by compromising a single mining pool, if the mining pool compromises more than 50% of the mining power on the Blockchain, than it could if the mining pool had a smaller share of the Blockchain’s total hashing power. Conversely, if the Blockchain remains decentralized it is inherently more difficult for the botnet or malicious actor to aggregate enough processing power to gain control of the Blockchain. If this were to occur, the public may lose confidence in the Bitcoin Blockchain, and Blockchain technology more generally. This would likely have a material and adverse effect on the price of Bitcoin, which could have a material adverse effect on our business, financial results and operations, and harm investors.

If the Bitcoin rewards for solving blocks are not sufficiently high, miners may not have adequate incentive to continue mining and may cease mining operations, which may make the Blockchains they support with their mining activity less stable.

As the number of cryptocurrency rewards awarded for solving a block in a Blockchain decreases, the relative cost of producing a single cryptocurrency will also increase, unless there is a corresponding increase in demand for that cryptocurrency. Even relatively stable demand may not be sufficient to support the costs of mining, because as new miners begin working to solve blocks, the relative amount of energy expended to obtain a cryptocurrency award will tend to increase. This increased energy directly relates to an increased cost of mining, which means an increased cost of obtaining a cryptocurrency award. This increased cost, if not met with a corresponding increase in the market price for the cryptocurrency resulting from increased scarcity and demand, may lead miners, such as us, to conclude they do not have an adequate incentive to continue mining and, therefore, may cease their mining operations. This could in turn reduce the sustainability of the Bitcoin Blockchain, which is dependent upon continued mining to solve the block’s algorithms and process transactions in Bitcoin. If this were to occur, this could have a material adverse effect on our business, financial results and operations.

Cryptocurrencies, including those maintained by or for us, may be exposed to cybersecurity threats and hacks.

As with any computer code generally, flaws in cryptocurrency codes may be exposed by malicious actors. Several errors and defects have been found previously, including those that disabled some functionality for users and exposed users’ information. Exploitations of flaws in the source code that allow malicious actors to take or create money have previously occurred. Despite our efforts and processes to prevent breaches, our devices, as well as our miners, computer systems and those of third parties that we use in our operations, are vulnerable to cyber security risks, including cyber-attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, employee theft or misuse, and similar disruptions from unauthorized tampering with our miners and computer systems or those of third parties that we use in our operations. Such events could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin or other cryptocurrencies we mine.

We have an evolving business model which is subject to various uncertainties.

As cryptocurrency assets and Blockchain technologies become more widely available, we expect the services and products associated with them to evolve. In order to stay current with the industry, our business model may need to evolve as well. From time to time, we may modify aspects of our business model relating to our strategy. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to our business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results. Further, we cannot provide any assurance that we will successfully identify all emerging trends and growth opportunities in this business sector and we may lose out on those opportunities. Such circumstances could have a material adverse effect on our business, prospects or operations.

Since there has been limited precedence set for financial accounting of digital assets, it is unclear how we will be required to account for Bitcoin transactions in the future.

Since there has been limited precedence set for the financial accounting of digital assets such as Bitcoin, it is unclear how we will be required to account for Bitcoin transactions or holdings. Furthermore, a change in regulatory or financial accounting standards could result in the necessity to restate our financial statements. Such a restatement could negatively impact our business, prospects, financial condition and results of operation.

Risks Related to Governmental Regulation and Enforcement

Regulatory changes or actions may alter the nature of an investment in us or restrict the use of cryptocurrencies in a manner that adversely affects our business, prospects or operations.

As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently to cryptocurrencies; certain governments have deemed them illegal, and others have allowed their use and trade with no or minimal restriction, while in some jurisdictions, such as in the U.S., cryptocurrencies are subject to extensive, and in some cases overlapping, unclear and evolving regulatory requirements. Ongoing and future regulatory actions could have a material adverse effect on our business, prospects or operations.

Because cryptocurrencies may be determined to be investment securities, we may become subject to the Investment Company Act of 1940 and be subject to comprehensive regulatory requirements that we would likely be unable to afford.

While we do not believe that we are primarily engaged in the business of investing, reinvesting, or trading in securities, nor do we hold ourselves out as being engaged in those activities, we may become subject to the Investment Company Act of 1940 (the “1940 Act”) based on our Bitcoin holdings. Under the 1940 Act, an entity may be deemed to be an investment company if the value of its investment securities is more than 40% of its total assets (exclusive of government securities and cash items) on an unconsolidated basis.

As a result of our Bitcoin holdings resulting from our mining activities, to the extent Bitcoin or another cryptocurrency we may hold is determined by the SEC or a state legislator to be a security, our holdings could exceed 40% of our total assets such that we may trigger the threshold described above and become an inadvertent investment company unless we can rely an applicable exemption.

Classification as an investment company under the 1940 Act requires registration with the SEC. Such registration is time consuming, expensive and restrictive and would require a substantial and onerous restructuring of our operations, and we would be very constrained in the kind of business we could do as a registered investment company. Further, we would become subject to substantial regulation concerning management, operations, transactions with affiliated persons and portfolio composition, and would need to file reports under the 1940 Act regime. The cost of such compliance would result in the Company incurring substantial additional expenses, and such costs or the failure to register if required would have a materially adverse impact on our operations.

Current interpretations require the regulation of Bitcoin under the CEA by the CFTC, and we may be required to register and comply with such regulations. Any disruption of our operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to investors.

Current and future legislation, the Commodity Futures Trading Commission (the “CFTC”) and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which Bitcoin and other cryptocurrencies are treated for classification and clearing purposes. In particular, derivatives on these assets are not excluded from the definition of “commodity future” by the CFTC. We cannot be certain as to how future regulatory developments will impact the treatment of Bitcoin and other cryptocurrencies under the law.

Bitcoins have been deemed to fall within the definition of a commodity and, we may be required to register and comply with additional regulation under the Commodity Exchange Act (“CEA”), including additional periodic report and disclosure standards and requirements. Moreover, we may be required to register as a commodity pool operator and to register us as a commodity pool with the CFTC through the National Futures Association. Such additional registrations may result in extraordinary, non-recurring expenses, thereby materially and adversely impacting an investment in us. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect an investment in us.

Our interactions with a Blockchain may expose us to SDN or blocked persons or cause us to violate provisions of law that did not contemplate distributed ledger technology.

The Office of Financial Assets Control (“OFAC”) of the U.S. Department of Treasury requires us to comply with its sanction program and not conduct business with persons named on its specially designated nationals (“SDN”) list. However, because of the pseudonymous nature of Blockchain transactions we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s SDN list. Our Company’s policy prohibits any transactions with such SDN individuals, but we may not be adequately capable of determining the ultimate identity of the individual with whom we transact with respect to selling cryptocurrency assets. Moreover, federal law prohibits any U.S. person from knowingly or unknowingly possessing any visual depiction commonly known as child pornography. Recent media reports have suggested that persons have imbedded such depictions on one or more Blockchains. Because our business requires us to download and retain one or more Blockchains to effectuate our ongoing business, it is possible that such digital ledgers contain prohibited depictions without our knowledge or consent. To the extent government enforcement authorities literally enforce these and other laws and regulations that are impacted by decentralized distributed ledger technology, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which could harm our reputation and affect the value of our common stock.

Governmental action against the Blockchain and Bitcoin mining may have a materially adverse effect on the industry, and could affect us if widely adopted.

We could become subject to regulations aimed at preventing what are perceived as some of the negative attributes of Bitcoin and Bitcoin mining. For example, China has already made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Further, on March 2, 2021, governmental authorities of the Chinese province of Inner Mongolia, began to take action to impose an outright ban on Bitcoin mining in the province due to the industry’s high electrical consumption demands and negative environmental impacts. This could demonstrate the beginning of a regulatory trend in response to concerns of overconsumption as it relates to environmental impact and energy conservation, and similar action in a jurisdiction in which we operate could have devastating effects to our operations. If further regulation follows, it is possible that our industry may not be able to adjust to a sudden and dramatic overhaul to our ability to deploy energy towards the operation of mining equipment.

Because we are unable to influence or predict future regulatory actions taken by governments, we may face difficulty monitoring and responding to rapid regulatory developments affecting Bitcoin mining, which may have a materially adverse effect on our industry and, therefore, our business and results of operations. If further regulatory action is taken by governments in the United States or elsewhere, our business may be materially harmed.

We are subject to the information and reporting requirements of the Securities Exchange Act of 1934, and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).

The costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to shareholders will cause our expenses to be higher than they would have been if we were privately held. It may be time consuming, difficult and costly for us to develop, implement and maintain the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs and make certain activities more time consuming and costly. The impact of the SEC’s July 25, 2017 report on Digital Securities (the “DAO Report”) as well as enforcement actions will increase our compliance and legal costs. As a public company, we also expect that these rules and regulations will make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	changes in our industry including changes which adversely affect Bitcoin;
●	the continued volatility of the price of Bitcoin;
●	our ability to obtain working capital financing;
●	progress and publications of the commercial acceptance of Bitcoin and other cryptocurrencies;
●	additions or departures of key personnel including our executive officers;
●	sales of our common stock;
●	any public announcement of entering into new agreements and terms thereof, including with respect to the purchase of miners and contracts for the supply of electricity to our facility;
●	conversion of our convertible notes and the subsequent sale of the underlying common stock;
●	business disruptions caused by earthquakes, tornadoes or other natural disasters;
●	our ability to execute our business plan;
●	operating results that fall below expectations;
●	loss of any strategic relationship;
●	adverse regulatory developments; and
●	economic and other external factors.

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. As a result, you may be unable to resell your shares at a desired price.

We have not paid cash dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Because our common stock does not trade on a national securities exchange, the prices of our common stock may be more volatile and lower than if we were listed.

Our common stock trades on the OTCQB operated by OTC Markets Group Inc. This market is not a national securities exchange. While our common stock trading has been relatively active, generally the OTCQB does not have the same level of activity as a national securities exchange like Nasdaq. Most institutions will not purchase a security unless it is on a national securities exchange. In addition, they do not purchase stocks that trade below $5.00 per share. We may, in the future, take certain steps, including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our company due to, among other things, availability of sellers of our shares.

Our common stock is deemed a “penny stock,” which makes it more difficult for our investors to sell their shares.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934 (the “Exchange Act”). The penny stock rules generally apply to companies whose common stock trades at less than $5.00 per share, subject to specific exceptions. Such exceptions include among others any equity security listed on a national securities exchange and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000, if such issuer has been in continuous operation for three years, (ii) net tangible assets of at least $5,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000 for the last three years. The “penny stock” designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce its liquidity.

Moreover, as a result of apparent regulatory pressure from the SEC and the Financial Industry Regulatory Authority, a growing number of broker-dealers decline to permit investors, or otherwise make it difficult, to purchase and sell “penny stocks.” The “penny stock” designation may have a depressive effect upon our common stock price. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. Because our common stock is subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Our amended and restated certificate of incorporation allows for our board to create new series of preferred stock without further approval by our shareholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further shareholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, provide holders of the preferred anti-dilution protection, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing shareholders.

Substantial future sales of our common stock by us or by our existing shareholders could cause our stock price to fall.

Additional equity financings or other share issuances by us, including shares issued in connection with strategic alliances and corporate partnering transactions, and shares issued on the conversion of outstanding notes, could adversely affect the market price of our common stock. Sales by existing shareholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the market price of our common stock to drop.

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

We have constructed our own Bitcoin mining facility on 6 acres in LaFayette, GA which we acquired in May 2019. We believe our mining facility is in good condition and is sufficient to conduct our operations. In 2021, we entered into a lease for a contiguous area of land near our LaFayette, GA property, for $3 per year for five years.

Item 3. Legal Proceedings

As more fully described in Item 1A Risk Factors, in September 2018, the SEC filed an action against the Company’s Chief Executive Officer alleging violations of federal securities laws which could result in liabilities for the Company.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer’s Purchases of Equity Securities

Market Information

Our common stock is traded on the OTC QB tier of OTC Markets LLC under the symbol “MGTI.”

Holders

On March 30, 2022, the Company’s common stock closed on the OTC QB tier of OTC Markets LLC at $0.03 per share and there were 363 stockholders of record.

Dividends

The Company has never declared or paid cash dividends on its common stock and has no intention to do so in the foreseeable future.

Unregistered sales of equity securities

During the year ended December 31, 2021, 14,270,833 warrants were exercised on a cashless basis for the issuance of 23,500,000 shares of common stock.

Repurchases of Equity Securities

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Following a review of our Bitcoin mining operations in early 2019, we consolidated our activities at a Company-owned and managed facility in LaFayette, GA. Located adjacent to a utility substation, the several-acre property has access to about 20 megawatts (MW) of low-cost electrical power, about half of which is presently utilized by the Company.

As of December 31, 2021 and March 31, 2022, the Company owned 480 and 430Antminer S17 miners, respectively, plus 35 Antminer S19 Pro miners as of March 31, 2022. All miners are located at our Georgia facility. As more fully described in the following paragraph, over three-quarters of the S17 miners require various repairs to be productive. We purchased a total of 1,506 S17 miners in the latter part of 2019 directly from Bitmain, for an aggregate purchase price of approximately $2,768, which was paid in full. From May 2020 through March 31, 2022, the Company sold a total of 923 of these miners, receiving aggregate gross proceeds of approximately $869, and has scrapped 153 S17 miners due to burning or other events that reduced their value to zero.

During 2020, the Company began to suffer component issues, such as heat sinks detaching from hash boards, and failures of both power supplies and hash board temperature sensors. Although Bitmain has acknowledged manufacturing defects in various production runs of S17 miners, the Company was unsuccessful in obtaining any compensation from Bitmain. The manufacturing defects, combined with inadequate repair facilities has rendered approximately 350 of our remaining 430 miners in need of repair or replacement. To date, in addition to a significant amount in lost revenue, we have incurred approximately $140 in costs of repairing or replacing the defective machines. Currently, we plan to sell with all our remaining inventory of S17 miners, as well as loose hash boards, power supplies, controller boards, and other parts.

MGT’s miners are housed in a modified shipping container on the property in Georgia owned by the Company. The entire facility, including the land and improvements, five 2500 KVA 3-phase transformers, three mining containers, and miners, are owned by MGT. We continue to explore ways to grow and maintain our current operations including but not limited to further potential equipment sales and raising capital to acquire the newest generation miners. The Company is also investigating other sites to develop into Bitcoin mining facilities in addition to expansion at its current property.

In addition to its self-mining operations, the Company leases its owned space to other Bitcoin miners and also provides hosting services for owners of mining equipment. These measures improve utilization of the electrical infrastructure and better insulate us against the volatility of Bitcoin mining.

Critical accounting policies and estimates

Principles of consolidation

The consolidated financial statements include the accounts of MGT and MGT Sweden AB. MGT Sweden AB was dissolved effective on October 1, 2021. All intercompany transactions and balances have been eliminated.

Use of estimates and assumptions and critical accounting estimates and assumptions

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and also affect the amounts of revenues and expenses reported for each period. Actual results could differ from those which result from using such estimates. Management utilizes various other estimates, including but not limited to determining the estimated lives of long-lived assets, stock compensation, determining the potential impairment of long-lived assets, the fair value of warrants issued, the fair value of conversion features, the recognition of revenue, the valuation allowance for deferred tax assets and other legal claims and contingencies. The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period that they are determined to be necessary.

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

The Company has entered into digital asset mining pools by agreeing to terms and conditions, as amended from time to time, with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are recorded as a component of cost of revenues), for successfully adding a block to the Blockchain. The terms of the agreement provide that neither party can dispute settlement terms after thirty-five days following settlement. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.

Providing computing power to solve complex cryptographic algorithms in support of the Bitcoin Blockchain (in a process known as “solving a block”) is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s agreements with mining pool operators. The transaction consideration the Company receives, if any, is noncash consideration, which the Company measures at fair value on the date received, which is not materially different than the fair value at contract inception or the time the Company has earned the award from the pools. The consideration is all variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. There is no significant financing component in these transactions.

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

Other Revenues

We receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $197 and $0 from these sources during the years ended December 31, 2021 and 2020, respectively.

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

Accordingly, the computation of diluted loss per share for the year ended December 31, 2021 excludes 74,614,871 shares issuable upon the exercise of outstanding warrants. The computation of diluted loss per share for the year ended December 31, 2020 excludes 33,333 unvested restricted shares, 9,173,651 shares issuable upon the conversion of convertible debt, and 45,634,921 shares under convertible preferred stock.

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

As of December 31, 2021 the Company had a Level 3 financial instrument related to the derivative liability related to the issuance of warrants, and December 31, 2020, the Company had a Level 3 financial instrument related to the derivative liability related to the issuance of convertible notes.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents. The Company’s combined accounts were $1,230 and $236 as of December 31, 2021 and December 31, 2020, respectively. Accounts are insured by the FDIC up to $250 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of December 31, 2021, and December 31, 2020, the Company had $980 and $0, respectively, in excess over the FDIC insurance limit.

Recent accounting pronouncements

Note 3 to our audited consolidated financial statements appearing elsewhere in this report includes Recent Accounting Pronouncements.

Results of operations

Years ended December 31, 2021 and 2020

Revenues

Our revenues for the year ended December 31, 2021 decreased by $551, or 38%, to $883 as compared to $1,434 for the year ended December 31, 2020. Our revenue is primarily derived from cryptocurrency mining which totaled $686 during 2021. The decrease in revenues is a result of less Bitcoins mined due to fewer miners in operation and higher difficulty rate, offset by increased Bitcoin prices.

We also receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $197 and $0 from these sources during the years ended December 31, 2021 and 2020, respectively.

Operating Expenses

Operating expenses for the year ended December 31, 2021 decreased by $1,641, or 38%, to $2,670 as compared to $4,311 for the year ended December 31, 2020. The decrease in operating expenses was comprised of a decrease in cost of revenues of $822 and general and administrative expenses of $819.

The decrease in cost of revenues of $822 or 48% to $906 as compared to $1,728 for the year ended December 31, 2020, was primarily due to decreases in electricity costs of $405, decreases in depreciation of $427, offset by increases in mark to market revaluation of $10. The decrease in general and administrative expenses of $819 or 32% to $1,764 as compared to $2,583 for the year ended December 31, 2020, was primarily due to decreases in payroll and related expenses of $193, stock-based compensation of $223, legal and audit fees of $203, and insurance of $121.

Other Income and Expense

For the year ended December 31, 2021, non–operating expense consisted of accretion of debt discount of $526, loss on settlement of debt of $541, loss on settlement of derivative of $228, interest expense of $340, loss on change in fair value of derivative liability of $79, offset by non-operating income of a gain on sale of property and equipment of $246, the change in fair value of derivative liabilities of $955, gain on settlement of payables of $675 and other non-operating income of $392, and non-operating expense of $306.

For the year ended December 31, 2020, non–operating expense consisted of accretion of debt discount of $882, a loss on sale of property and equipment of $352, interest expense of $347, offset by non-operating income of a gain on change in fair value of the liability associated with the termination of management agreements of $26, forgiveness of debt of $111, the change in fair value of liability and derivative liability of $309, and net other income of $125.

.

Liquidity and capital resources

Sources of Liquidity

We have historically financed our business through the sale of debt and equity interests. We have incurred significant operating losses since inception and continue to generate losses from operations and as of December 31, 2021 have an accumulated deficit of $419,928. At December 31, 2021, our cash and cash equivalents were $1,230, and we had a working capital deficit of $191. As of December 31, 2021, we had no outstanding debt.

In January 2020, management consolidated its activities in a Company-owned and managed facility, having terminated all third-party management agreements and hosting arrangements in 2019. The Company will likely need to raise additional funding to maintain and grow its operations. There can be no assurance however that the Company will be able to raise additional capital when needed, or at terms deemed acceptable, if at all. Such factors raise substantial doubt about the Company’s ability to sustain operations for at least one year from the issuance of these consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The price of Bitcoin is volatile, and fluctuations are expected. Declines in the price of Bitcoin have had a negative impact in our operating results and liquidity and could harm the price of our common stock. Movements may be influenced by various factors, including, but not limited to, government regulation, security breaches experienced by service providers, as well as political and economic uncertainties around the world. Since we record revenues partly based on the price of earned Bitcoin and we may retain such Bitcoin as an asset or as payment for future expenses, the relative value of such revenues may fluctuate, as will the value of any Bitcoin we retain. The high and low exchange rate per Bitcoin for the year ending December 31, 2021, as reported by Blockchain.info, were approximately $68 and $30 respectively.

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

Sale of Preferred Stock

In April and July of 2019, we sold 200 shares of Series C Convertible Preferred Stock with a par value of $0.001 and a stated value of $10,000 per share (“Preferred Shares”) for $1,990.

The Preferred Shares did not have voting rights or pay a dividend, and were redeemable by the Company for cash. Further, each Preferred Share was convertible into shares of our common stock in an amount equal to the greater of: (a) 200,000 shares of common stock or (b) the amount derived by dividing the Stated Value by the product of 0.7 times the market price of our common stock, defined as the lowest trading price of our common stock during the ten-day period preceding the conversion date. The common shares issued upon conversion were registered under a Form S-3 registration statement.

All Preferred Shares were converted into common stock during the period from issuance through February 2021.

Sale of Common Stock

On July 21, 2021, as part of a corporate fundraising of $990, net of issuance costs, the Company issued 35,385,703 shares of common stock and 35,385,703 warrants to purchase common stock.

Debt Financing

December 2020 Note

On December 8, 2020, we entered into a securities purchase agreement pursuant to which we issued a convertible promissory note in the principal amount of $230 which was convertible, at the option of the holder, into shares of common stock at a conversion price equal to 70% of the lowest price for a share of common stock during the ten trading days immediately preceding the applicable conversion. The Company received consideration of $200 for the convertible promissory note. This entirety of the principal amount of this note was converted into 11,435,289 shares of common stock during 2021, and this note was extinguished as of December 31, 2021.

March 2021 Note

On March 5, 2021, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Bucktown Capital, LLC (the “Investor”), pursuant to which the Company issued a convertible promissory note in the original principal amount of $13,210 (the “March 2021 Note”). The March 2021 Note was convertible, at the option of the Investor, into shares of common stock of the Company at a conversion price equal to 70% of the lowest price for a share of common stock during the ten trading days immediately preceding the applicable conversion (the “Conversion Price”); provided, however, in no event would the Conversion Price be less than $0.04 per share. The March 2021 Note bore interest at a rate of 8% per annum and was to mature in twelve months.

The Note was to be funded in tranches, with the initial tranche of $1,210 funded by the Investor on March 5, 2021 for consideration of $1,000.

On September 30, 2021, the March 2021 Note was extinguished by exchanging the March 2021 Note for a warrant to purchase 53,500,000 shares of common stock (the “2021 Warrant”). Subject to the terms and adjustments in the 2021 Warrant, the 2021 Warrant is exercisable at an initial price of $0.05 per share, for five years from March 5, 2021. The Investor has the option to exercise all or any part of the 2021 Warrant on a cashless or cash basis. Following this exchange, the outstanding balance on the March 2021 Note is $0.

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

Cash Flows

Operating activities

Net cash used in operating activities was $1,160 for the year ended December 31, 2021 as compared to $650 for the year ended December 31, 2020. The amount in 2021 primarily consisted of a net loss of $1,539 offset by non-cash charges of $749 (including: depreciation expense of $675, change in fair value of derivative liability $79, loss on settlement of derivative of $228, loss on settlement of payables of $541, amortization of note discount $526, non-cash interest expense of $270, and non-operating expense of $306, partially offset by gain on disposal of assets of $246, gain on settlement of payables of $675 and the change in fair value of warrant liability of ($955), and reduced by a change in working capital excluding cash of $370. The amount in 2020 primarily consisted of a net loss of $3,887 offset by non-cash charges of $2,516 (including: stock-based compensation of $222, an impairment charge to the Company’s intangible cryptocurrency mining assets of $49, depreciation expense of $1,102, amortization of debt discount of $882, non-cash interest expense of $355 and loss on sale of property and equipment of $352), and reduced by other non-cash items, including funding from the PPP Loan recognized as income in the amount of $111, the change in the fair value of the liability associated with the termination of the management agreements of $26, the change in the fair value of the derivative liability of $309, and a change in working capital excluding cash of $721.

Investing activities

Net cash provided by investing activities was $164 for the year ended December 31, 2021 as compared to net cash provided by investing activities of $359 for the year ended December 31, 2020. The amount in 2021 consisted of proceeds from the sale of property and equipment of $426 offset by purchases of property and equipment of $212 and an investment of $50 in the form of a convertible promissory note.

Financing activities

During the year ended December 31, 2021, cash provided by financing activities totaled $1,990 which includes $1,000 in net proceeds from the issuance of convertible notes payable and $990 from the sale of common stock.

During the year ended December 31, 2020, cash provided by financing activities totaled $311 which includes $200 in net proceeds from the issuance of notes payable and $111 of proceeds from PPP Loan.

Off–balance sheet arrangements

As of December 31, 2021, we had no obligations, assets or liabilities which would be considered off–balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off–balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The Company is not exposed to market risk related to interest rates on foreign currencies. Inflation has not materially affected us during the past fiscal year; however, we do believe that inflation may significantly impact our business in 2022. We do not believe that our business is seasonal in nature.

Item 8. Financial Statements and Supplementary Data

See Financial Statements and Schedules attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and acting Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and acting Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as December 31, 2021.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive) and acting Chief Financial Officer (our principal financial officer and principal accounting officer), we performed a complete documentation of the Company’s significant processes and key controls, and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting since the Company is a smaller reporting company under the rules of the SEC.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2021, there were no changes in internal control over financial reporting.

Item 9B. Other Information. None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections. Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Position
Robert B. Ladd	63	President, Chief Executive Officer, acting Chief Financial Officer and Director

Michael Onghai	51	Chairman of the Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee Member, Independent Director

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

Audit Committee and Audit Committee Financial Expert

On November 25, 2004, the Board established an Audit Committee to carry out its audit functions. At December 31, 2021, the membership of the Audit Committee was Michael Onghai.

The Board has determined that Michael Onghai, an independent director, is the Audit Committee financial expert, as defined in Regulation S–K promulgated under the Exchange Act, serving on its Audit Committee.

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes Fiscal Years 2021 and 2020 compensation for services in all capacities of the Company’s named executive officers:

Name	Principal Position	Year	Salary	Bonus	Stock awards	All other compensation	Total compensation
Robert B. Ladd	President, Chief Executive Officer and Acting Chief Financial Officer(	2021	$240	$-	$-	$-	$240
		2020	$282	$-	$-	$-	$282

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

On November 11, 2020, the Company and Mr. Ladd agreed to amend the Employment Agreement, by resetting its effective date to November 1, 2020, and reducing the annualized base salary to $240.

As part of Company-wide cost of living wage adjustments, Mr. Ladd’s annualized base salary was increased to $255 in February 2022.

Outstanding Equity Awards at December 31, 2021

Outstanding Stock Awards at Fiscal Year-End for 2021

None

Director Compensation

The following table sets forth the compensation of persons who served as a member of our Board of Directors during all or part of 2021, other than Robert B. Ladd, who is not compensated separately for Board service.

Name	Fees Earned Or Paid in Cash	Stock Awards	All Other Compensation	Total
Michael Onghai	$31	$-	$–	$31

Directors are reimbursed for their out–of–pocket expenses incurred in connection with the performance of Board duties.

Independent Director Compensation

In February 2022, the Company changed its cash compensation policy for independent directors. Each independent director will receive annual compensation of $32, up from $30 previously.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding beneficial ownership and voting power of the common stock as of March 31, 2022, of:

●	each person serving as a director, a nominee for director, or executive officer of the Company;

●	all executive officers and directors of the Company as a group; and

●	all persons who, to our knowledge, beneficially own more than five percent of the common stock.

“Beneficial ownership” here means direct or indirect voting or investment power over outstanding stock and stock which a person has the right to acquire now or within 60 days after March 31, 2022. See the accompanying footnotes to the tables below for more detailed explanations of the holdings. Except as noted, to our knowledge, the persons named in the tables beneficially own and have sole voting and investment power over all shares listed.

Percentage beneficially owned is based upon 640,970,903 shares of common stock issued and outstanding as of March 31, 2022.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		[Percentage of Beneficial Ownership]
Current Directors and Officers:
Robert B. Ladd	1,773,334		0.28%
Michael Onghai	586,000		0.09%
All directors and executive officers (2 persons)	2,359,334		0.37%
5% Owners
Streeterville Capital LLC 303 E Wacker Drive, Suite 1040 Chicago, IL 60601	64,032,993,	(2)	9.99%

(1)	Unless otherwise noted, the addresses for the above persons are in care of the Company at 105 Fayetteville Street, Suite 1110, Raleigh, NC 27601.
(2)	Streeterville Capital LLC, Bucktown Capital LLC and affiliated entities, all controlled by John M. Fife, own a total of 63,416,941 warrants exercisable into an indeterminate number of shares of common stock on a cashless basis, subject to a blocker that prevents the holder from owning in excess of 9.99% of the Company’s shares outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information on our equity compensation plans as of December 31, 2021:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted–average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	0	$-	5,102,586
Equity compensation plans not approved by security holders	–	–	–
Total	0	$-	5,102,586

(1)	On September 8, 2016, the Company’s stockholders approved the MGT Capital Investments, Inc. 2016 Equity Incentive Plan. The Company received approval to issue up to a maximum of 18,000,000 shares of common stock, including 6,000,000 options. As of December 31, 2021, the Company has issued 6,000,000 options and 6,897,414 shares under this plan. All options expired on January 31, 2020.

Item 13. Certain Relationships and Related Transactions and Director Independence

None.

Director Independence

Michael Onghai is considered independent under Section 803A of NYSE MKT rules.

Item 14. Principal Accountant Fees and Services

Effective January 5, 2017, RBSM LLP became our current independent auditor. The following is a summary of the fees billed by our independent auditors for professional services rendered for the fiscal years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
Audit fees	$160	$264
Tax fees	10	–
Audit-related fees	–	-
Other fees	–	-
	$170	$264

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements

The consolidated financial statements of the Company for the fiscal years covered by this Annual Report are located on pages F-1 to F-21 of this Annual Report.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of MGT Capital Investments, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on April 16, 2019).

3.2	Amended and Restated Bylaws of MGT Capital Investments, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 30, 2014).

4.1	Certificate of Designation of 12% Series B Preferred Stock of MGT Capital Investments, Inc., filed with the Delaware Secretary of State on January 11, 2019 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on January 14, 2019).

4.3	Description of MGT Capital Investment, Inc.’s Securities (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed with the SEC on March 30, 2020).

10.1	MGT Capital Investments, Inc. 2016 Equity Incentive Plan (incorporated by reference to Annex B to the Definitive Proxy Statement on Schedule 14A filed with the SEC on August 15, 2016).
10.2	Employment Agreement, by and between MGT Capital Investments, Inc. and Robert Ladd, dated as of April 1, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 12, 2018).

10.3

Amendment to Employment Agreement, dated November 11, 2020, by and between MGT Capital Investments, Inc. and Robert Ladd (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed with the SEC on April 15, 2021).

10.4

Securities Purchase Agreement dated July 21, 2021, by and between MGT Capital Investments, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 27, 2021).

10.5	Form of Warrant, issued by MGT Capital Investments, Inc. to Streeterville Capital LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 27, 2021).
10.6

Exchange Agreement dated September 30, 2021, by and between MGT Capital Investments, Inc. and Bucktown Capital, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 4, 2021).

10.7	Form of Warrant, issued by MGT Capital Investments, Inc. to Bucktown Capital LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 4, 2021).
23.1	Consent of independent registered public accountant.*

31	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer and Principal Accounting Officer*

32	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT CAPITAL INVESTMENTS, INC
March 31, 2022

	By:	/s/ Robert B. Ladd
Robert B. Ladd
President (Principal Executive Officer)

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert B. Ladd	President, Chief Executive Officer, Acting Chief Financial Officer and Director	March 31, 2022
Robert B. Ladd	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Onghai	Director	March 31, 2022
Michael Onghai

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

MGT Capital Investments, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MGT Capital Investments, Inc. and its subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue from mining of digital currencies – Refer to Note 3 of the consolidated financial statements

Critical Audit Matter Description

As disclosed in Note 3 of the financial statement, the Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company provides computing power in crypto asset transaction verification services to the blockchain network. The transaction consideration received by the Company, if any, is a non-cash consideration, which the Company measures at fair value on the date received. During the year ended December 31, 2021, the Company recognized net cryptocurrency mining revenue of approximately $686,000.

We identified the recognition of revenue for cryptocurrency mining as a critical audit matter due to the complexities involved in auditing completeness and occurrence of the revenue recognized by the Company particularly in light of material weakness identified in the design and effectiveness of certain internal controls over the IT environment for certain financially relevant systems. Currently, no authoritative guidance exists for the accounting for and disclosure of cryptocurrency mining revenue recognized in accordance with GAAP. The Company’s management has exercised significant judgment in their determination of how existing GAAP should be applied to the accounting for and disclosure of cryptocurrency mining revenue recognized.

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

● Examined and performed procedures on SOC Report and Bridge Letter for any deficiencies.

● Use of IT Specialist to assess the nature of the client’s systems and IT General Controls environment.

● Independently confirmedcertain financial and performance data directly with the blockchain network; and

● Examined supporting sale and cash receipt evidence for cryptocurrency sales, including management’s processes for calculating any gains on sales of cryptocurrencies mined by the Company.

/s/ RBSM LLP

We have served as the Company’s auditor since 2017.

PCAOB 587
Las Vegas, NV

March 31, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per-share amounts)

	December 31,
	2021	2020

Assets
Current assets
Cash and cash equivalents	$1,230	$236
Accounts receivable, net	180	-
Prepaid expenses and other current assets	125	10
Intangible digital assets	-	4
Total current assets	1,535	250

Non-current assets
Property and equipment, at cost, net	1,229	1,872
Right of use asset, operating lease, net of accumulated amortization	55	56
Investment - Available for sale	50	-
Other assets	3	123
Total assets	$2,872	$2,301

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$211	$1,261
Accrued expenses and other payables	105	242
Security deposit	245	-
Convertible note payable, net of debt discount	-	5
Operating lease liability	35	23
Warrant derivative liability	1,130	-
Derivative liability	-	246
Total current liabilities	1,726	1,777

Non-current liabilities
Operating lease liability long-term	17	33
Total liabilities	1,743	1,810

Commitments and Contingencies (Note 11)

Stockholders’ Equity
Undesignated preferred stock, $0.001 par value, 8,489,800 shares authorized. No shares issued and outstanding at December 31, 2021 and December 31, 2020.	-	-
Series B preferred stock, $0.001 par value, 10,000 shares authorized. No shares issued or outstanding at December 31, 2021 and December 31, 2020.	-	-
Series C convertible preferred stock, $0.001 par value, 200 share authorized. 0 and 115 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.001 par value; 2,500,000,000 shares authorized; 606,970,903 and 506,779,781 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively.	607	507
Additional paid-in capital	420,450	418,373
Accumulated deficit	(419,928)	(418,389)
Total stockholders’ equity	1,129	491

Total Liabilities and Stockholders’ Equity	$2,872	$2,301

The accompanying notes are an integral part of these consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share amounts)

	For the Year Ended December 31,
	2021	2020

Revenue
Bitcoin mining	$686	$1,434
Hosting services	197
Total revenue	883	1,434
Operating expenses
Cost of revenue	906	1,728
General and administrative	1,764	2,583
Total operating expenses	2,670	4,311

Operating loss	(1,787)	(2,877)

Other non-operating income (expense)
Interest expense	(340)	(347)
Funding from SBA PPP loan	-	111
Change in fair value of liability	-	26
Change in fair value of warrant derivative liability	955	-
Change in fair value of derivative liability	(79)	309
Loss on settlement of derivative	(228)	-
Accretion of debt discount	(526)	(882)
Gain (loss) on sale of property and equipment	246	(352)
Other income	392	125
Other expense	(306)	-
Gain on settlement of payables	675	-
Loss on settlement of debt	(541)	-
Total non-operating expense	248	(1,010)

Net loss	$(1,539)	$(3,887)
Per-share data
Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	558,522,919	473,752,463

The accompanying notes are an integral part of these consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Dollars in thousands, except per-share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	115	$-	413,701,289	$414	$417,315	$(414,502)	$3,227
Stock based compensation - employee restricted stock	-	-	-	-	222	-	222
Common stock issued on conversion of notes payable	-	-	93,078,492	93	836	-	929
Net loss	-	-	-	-	-	(3,887)	(3,887)
Balance at December 31, 2020	115	-	506,779,781	507	418,373	(418,389)	491
Common stock issued on conversion of Preferred C shares	(115)	-	29,870,130	30	(30)	-	-
Beneficial conversion feature					1,000	-	1,000
Common stock issued on conversion of notes payable	-	-	11,435,288	11	506	-	517
Issuance of common stock and warrants for cash, net of issuance costs and warrant derivative liability	-	-	35,385,704	35	(10)		25
Cashless exercise of warrants and extinguishment of related warrant derivative liability			23,500,000	24	611		635
Net loss	-	-	-	-	-	(1,539)	(1,539)
Balance at December 31, 2021	-	$-	606,970,903	$607	$420,450	$(419,928)	$1,129

The accompanying notes are an integral part of these consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per-share amounts)

	For the Year Ended December 31,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(1,539)	$(3,887)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	675	1,102
(Gain) loss on sale of property and equipment	(246)	352
Impairment of property and equipment	-	49
Change in fair value of liability	-	(26)
Change in fair value of warrants	(955)	-
Change in fair value of derivative liability	79	(309)
(Gain) loss on settlement of derivative	228	-
Stock-based compensation expense	-	222
Funding from SBA PPP loan recognized as income	-	(111)
Gain on settlement of payables	(675)	-
Loss on settlement of debt	541	-
Amortization of note discount	526	882
Non-cash interest expense	270	355
Non-operating expense	306	-
Change in operating assets and liabilities
Accounts receivable	(180)	-
Prepaid expenses and other current assets	(115)	115
Intangible digital assets	4	14
Management agreement termination liability	-	(90)
Operating lease liability	(3)	-
Other assets	120	-
Security deposit	245	-
Accounts payable	(375)	466
Accrued expenses	(66)	216
Net cash used in operating activities	(1,160)	(650)

Cash Flows From Investing Activities
Purchase of property and equipment	(212)	(376)
Proceeds from sale of property and equipment	426	686
Purchase of investment	(50)	-
Proceeds from sale of Bitcoin received for sale of equipment	-	53
Deposits made on property and equipment	-	(38)
Refund of security deposit	-	34
Net cash provided by (used in) investing activities	164	359

Cash Flows From Financing Activities
Proceeds from SBA PPP loan	-	111
Proceeds from the issuance of notes payable, net of original issue discount	1,000	200
Proceeds from sale of stock under equity purchase agreement, net of issuance costs	990	-
Net cash provided by financing activities	1,990	311

Net change in cash and cash equivalents	994	20

Cash and cash equivalents, beginning of year	236	216
Cash and cash equivalents, end of year	$1,230	$236

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Non-cash investing and financing activities
Conversion of notes payable into common stock	$230	$929
Beneficial conversion feature	$1,000	$-
Exchange of notes payable to warrants	$1,210	$-
Conversion of Series C convertible preferred stock into common stock	$30	$-
Cashless exercise of warrants and extinguishment of related warrant derivative liability	$635	$-
Debt discount on associated with convertible note	$-	$230
Reclassification of deposit to property plant and equipment	$-	$202

The accompanying notes are an integral part of these consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

Note 1. Organization and Basis of Presentation

Organization

The Company is a Delaware corporation incorporated in 2000. MGT was originally incorporated in Utah in 1977. MGT is comprised of the parent company and formerly its wholly owned subsidiary MGT Sweden AB. MGT Sweden AB was dissolved effective October 1, 2021. MGT’s corporate office is in Raleigh, North Carolina.

Current Operations

Cryptocurrency mining

Following a review of our Bitcoin mining operations in early 2019, we consolidated our activities at a Company-owned and managed facility in LaFayette, GA. Located adjacent to a utility substation, the several-acre property has access to about 20 megawatts (MW) of low-cost electrical power, about half of which is presently utilized by the Company.

As of December 31, 2021 and March 31, 2022, the Company owned 480 and 430 Antminer S17 Pro Bitcoin miners (“S17 miners”), respectively, plus 35 Antminer S19 Pro miners as of March 31, 2022. All miners are located at our Georgia facility. As more fully described in the following paragraph, over three-quarters of the S17 miners require various repairs to be productive. We purchased a total of 1,506 S17 miners in the latter part of 2019 directly from Bitmaintech Pte. Ltd. (“Bitmain”), for an aggregate purchase price of approximately $2,768, which was paid in full. From May 2020 through March 31, 2022, the Company sold a total of 923 of these miners, receiving aggregate gross proceeds of approximately $869, and has scrapped 153 S17 miners due to burning or other events that reduced their value $0.

During 2020, the Company began to suffer component issues, such as heat sinks detaching from hash boards, and failures of both power supplies and hash board temperature sensors. Although Bitmain has acknowledged manufacturing defects in various production runs of S17 miners, the Company was unsuccessful in obtaining any compensation from Bitmain. The manufacturing defects, combined with inadequate repair facilities has rendered approximately 350 of our remaining 430 S17 miners in need of repair or replacement. To date, in addition to a significant amount in lost revenue, we have incurred approximately $140 in costs of repairing or replacing the defective machines. Currently, we plan to sell all our remaining inventory of S17 miners, as well as loose hash boards, power supplies, controller boards, and other parts.

MGT’s miners are housed in a modified shipping container on the property in Georgia owned by the Company. The entire facility, including the land and improvements, five 2500 KVA 3-phase transformers, three mining containers, and miners, are owned by MGT. We continue to explore ways to grow and maintain our current operations including but not limited to further potential equipment sales and raising capital to acquire the newest generation miners. The Company is also investigating other sites to develop into Bitcoin mining facilities in addition to expansion at its current property.

Leasing Operations

In addition to its self-mining operations, the Company leases its owned space to other Bitcoin miners and also provides hosting services for owners of mining equipment. These measures improve utilization of the electrical infrastructure and better insulate us against the volatility of Bitcoin mining.

Basis of presentation

The accompanying consolidated financial statements for the years ended December 31, 2021 and 2020 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”).

COVID-19 pandemic:

The COVID-19 pandemic represents a fluid situation that presents a wide range of potential impacts of varying durations for different global geographies, including locations where we have offices, employees, customers, vendors and other suppliers and business partners.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARY

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

Note 2. Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2021, the Company had incurred significant operating losses since inception and continues to generate losses from operations. As of December 31, 2021, the Company had an accumulated deficit of $419,928. As of December 31, 2021 MGT’s cash and cash equivalents were $1,230.

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

Since January 2021, the Company has secured working capital from the sale of common stock and warrants, the issuance of a convertible note, and the sale of assets.

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

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARY

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

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents. The Company’s combined accounts were $1,230 and $236 as of December 31, 2021 and 2020, respectively. Accounts are insured by the FDIC up to $250 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of December 31, 2021 and 2020, the Company had $980 and $0, respectively, in excess over the FDIC insurance limit.

Accounts Receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. As of December 31, 2021 and December 31, 2020, we did not believe we needed to reserve for any doubtful accounts, respectively.

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

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

The following table presents the activities of digital currencies for the years ended December 31, 2021 and 2020:

Digital currencies at January 1, 2020	$18
Additions of digital currencies from mining	1,434
Additions of digital currencies from the sale of property and equipment	53
Payment of digital currencies to management partners	(90)
Realized gain on sale of digital currencies	29
Net realizable value adjustment	(2)
Sale of digital currencies	(1,438)
Digital currencies at December 31, 2020	4
Additions of digital currencies from mining	686
Realized gain on sale of digital currencies	1
Sale of digital currencies	(691)
Digital currencies at December 31, 2021	$-

Investment – Available for sale

Available-for-sale securities are carried at fair value. Unrealized gains and losses are included in accumulated other comprehensive income within the equity section of the balance sheet. Realized gains and losses, if any, are calculated on the specific identification method and are included in other income in the consolidated statements of operations.

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

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly as the company reviews financial information. The Company currently operates in the Digital Currency Blockchain segment with our mining facility located in the United States. The Company also provides hosting services which are also located in the United States. The Company has employees only in the United States and views its operations as one operating segment as management reviews financial information on a consolidated basis in making decisions regarding resource allocations and assessing performance.

Leases

The Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term. Variable lease expenses, if any, are recorded when incurred.

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

Revenue recognition

Cryptocurrency mining

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARY

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

The Company has entered into digital asset mining pools by agreeing to terms and conditions, as amended from time to time, with the mining pool operators to provide computing power to the mining pool. The agreements are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are recorded as a component of cost of revenues), for successfully adding a block to the blockchain. The terms of the agreement provide that neither party can dispute settlement terms after thirty-five days following settlement. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.

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

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARY

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

Other Revenues

We receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $197 and $0 from these sources during the years ended December 31, 2021 and 2020, respectively.

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

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARY

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

Accordingly, the computation of diluted loss per share for the year ended December 31, 2021 excludes 74,614,871 shares issuable upon the exercise of outstanding warrants. The computation of diluted loss per share for the year ended December 31, 2020 excludes 33,333 unvested restricted shares, 9,173,651 shares issuable upon the conversion of convertible debt, and 45,634,921 shares under convertible preferred stock.

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

As of December 31, 2021, the Company had a Level 3 financial instrument related to the warrant derivative liability. As of December 31, 2020, the Company had a Level 3 financial instrument related to the derivative liability.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

Management’s evaluation of subsequent events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the review, other than what is described in Note 14 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Reclassification

Certain prior years balances have been reclassified to conform to current year presentation. These reclassifications had no effect on the reported results of operations.

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

Note 4. Accounts receivable

Accounts receivable balance of $180 as of December 31, 2021 consisted primarily of receivables in respect of leases for hosting and rental income. There was no balance of accounts receivable at December 31, 2020.

Note 5. Property and Equipment and Other Assets

Property and equipment consisted of the following:

	As of
	December 31, 2021	December 31, 2020
Land	$55	$57
Computer hardware and software	10	10
Bitcoin mining machines	910	1,206
Infrastructure	1,117	905
Containers	403	550
Leasehold improvements	4	4
Property and equipment, gross	2,499	2,732
Less: Accumulated depreciation	(1,270)	(860)
Property and equipment, net	$1,229	$1,872

The Company recorded depreciation expense of $675 and $1,102 for the years ended December 31, 2021 and 2020, respectively. For the year ended December 31, 2021 a gain on sale of property and equipment of $246 was recorded as other non-operating income related to the sale and disposition of S17 miners. For the year ended December 31, 2020 a loss on sale of property and equipment of $352 was recorded as other non-operating expense related to the sale and disposition of S17 miners. For the year ended December 31, 2020 an impairment of mining assets of $49 was recorded as general and administrative expense related to the disposal of S17 miners.

Other assets consisted of the following:

	As of
	December 31, 2021	December 31, 2020
Security deposits	3	123
Other Assets	$3	$123

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

The Company has paid $120 in security deposits related to its electrical contract, see Note 9, and $3 related to its office lease in Raleigh, NC. During 2021, the $120 in security deposits related to its electrical contract was used to offset outstanding invoices.

Note 6. Investment – Available for sale

In December 2021, the Company invested $50 in the form of a convertible promissory note. The note bears annual interest of 8% and matures on December 31, 2024. The note contains certain anti-dilution features with an as-converted ownership of 5%. As the investment was made close to year end, the Company determined that the book value represented the fair value and no adjustment was necessary.

Note 7. Notes Payable

June 2018 Note

On June 1, 2018, the Company entered into a note purchase agreement with an accredited investor, pursuant to which the Company issued an unsecured promissory note in the amount of $3,600 (the “June 2018 Note”) for consideration of $3,000. The outstanding balance was to be made in nine equal monthly installments beginning August 1, 2018, with an initial maturity date of April 1, 2019, with no prepayment penalty. Upon an event of default, the outstanding balance of the promissory note would immediately increase by 120% and become immediately due and payable. Prior to 2020, this note was amended several times bringing the total outstanding principal balance to $929 as of December 31, 2019.

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

On June 15, 2021, the holder converted $120 of principal into 4,761,905 shares of common stock valued at $238. As a result of the conversion, $172 of derivative liability and $86 unamortized debt discount was settled and $32 was recorded as loss on settlement of debt. The derivative value was calculated using a share fair value of $0.0252, a discount rate of 0.05% and volatility of 238.79%.

On July 27, 2021, the holder converted the remaining $110 of principal and $11 of accrued interest into 6,673,384 shares of common stock valued at $280. As a result of this conversion, $153 of derivative liability and $66 unamortized debt discount was settled and $72 was recorded as loss on settlement of debt. The derivative value was calculated using a share fair value of $0.0182, a discount rate of 0.05% and volatility of 127.04%. As of December 31, 2021, this note had no outstanding balance.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

March 2021 Note

On March 5, 2021, the Company entered into a securities purchase agreement with Bucktown Capital, LLC (the “Investor”), pursuant to which the Company issued a convertible promissory note in the original principal amount of $13,210 (the “March 2021 Note”). The March 2021 Note was convertible, at the option of the Investor, into shares of common stock of the Company at a conversion price equal to 70% of the lowest price for a share of common stock during the ten trading days immediately preceding the applicable conversion (the “Conversion Price”); provided, however, in no event was the Conversion Price to be less than $0.04 per share. The March 2021 Note bore interest at a rate of 8% per annum and will mature in twelve months.

The March 2021 Note was to be funded in tranches, with the initial tranche of $1,210 funded on March 5, 2021 for consideration of $1,000. Six subsequent tranches (five tranches, each for $1,200 and one tranche for $6,000) were to be funded upon the notice of effectiveness of a Registration Statement on Form S-1 covering the common stock issuable in connection with the March 2021 Note. Further, the final tranche required the mutual agreement of the Company and Investor. Until such time as Investor funded the subsequent tranches, the Company would hold a series of Investor Notes that offset any unfunded portion of the March 2021 Note.

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

As a result of the Company failing to meet certain registration requirements under the March 2021 Note, the outstanding balance of the March 2021 Note was automatically increased by 5% on each of July 5, 2021 and August 5, 2021, September 5, 2021 and as part of the exchange agreement an additional 5% on September 30, 2021, prior to the exchange. An additional $270 was recorded as outstanding principal, bringing the outstanding balance prior to the exchange to $1,481.

On September 30, 2021, the Company entered into an exchange agreement with the March 2021 Note holder under which the outstanding principal balance of $1,481 and $60 of accrued interest were exchanged for 53,500,000 warrants to purchase common stock (See Note 7), which were treated as a warrant derivative liability. Upon the exchange, the Company settled $1,481 of outstanding principal, $60 of accrued interest, $758 of debt discount, recorded a warrant liability in the amount of $1,221 resulting in a loss on settlement of debt of $438. The derivative was calculated using a share fair value of $0.025 per share, a discount rate of 0.98%, remaining lives of 4.43 years and volatility of 176.1%. As of December 31, 2021, this note had no outstanding balance.

During the years ended December 31, 2021 and 2020, the Company recorded accretion of debt discount of $526 and $882, respectively.

Derivative Liabilities

The Company’s activity in its derivative liabilities was as follows for the year ended December 31, 2021:

Balance of derivative liability at January 1, 2020	$-
Transfer in due to issuance of convertible notes with embedded conversion provisions	555
Change in fair value of derivative liability	(309)
Balance of derivative liability at December 31, 2020	246
Transfer in due to issuance of warrants with embedded conversion features	2,492
Transfer out upon conversion of convertible notes and warrants with embedded conversion provisions	(732)
Change in fair value of warrant liability	(955)
Change in fair value of derivative liability	79
Balance of derivative liabilities at December 31, 2021	$1,130

On July 21, 2021, as part of a corporate fundraising, the Company issued 35,385,703 shares of common stock and 35,385,703 warrants to purchase common stock. As a result of this issuance, the Company recognized a derivative liability in the amount of $1,271. The derivative was calculated using the fair value per share of $0.038, volatility factor of 176.1%, remaining lives of 5 year and discount rate of 0.74%.

As of December 31, 2021, the fair value of the warrant derivative liability was $1,130 and for the year ended December 31, 2021 the Company recorded a gain of $955 from the change in fair value of derivative warrant liability as non-operating income in the consolidated statements of operations. The Company valued the warrant derivative liability using the Black-Scholes option pricing model using the following assumptions as of December 31, 2021: 1) stock prices of $0.017, 2) exercise prices of $0.05, 3) remaining lives of 4.2 – 4.6 years, 4) dividend yields of 0%, 5) risk free rates of 1.26%, and 6) volatility of 175.5%.

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

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value

Liabilities
Warrant derivative liability	$-	$-	$1,130	$1,130

	December 31, 2020
	Level 1	Level 2	Level 3	Fair Value

Liabilities
Derivative liability	$-	$-	$246	$246

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

The PPP Loan

On April 16, 2020, the Company entered into a promissory note with Aquesta Bank for $111 in connection with the Paycheck Protection Program offered by the U.S. Small Business Administration (the “PPP Loan”). The PPP Loan bears interest at 1% per annum, with monthly installments of $6 commencing on November 1, 2021 for 18 months through its maturity on April 1, 2023. The principal amount of the PPP Loan will be forgiven if the PPP Loan proceeds are used to pay for payroll costs, rent and utilities costs over the 24-week period after the PPP Loan is made. Not more than 40% of the forgiven amount may be used for non-payroll costs. The amount of the PPP Loan forgiveness may be reduced if the Company reduces its full-time head count. On April 1, 2021, the Company received notice of forgiveness in the amount of $108 in relation to the PPP Loan. The Company used all proceeds from the PPP Loan to maintain payroll and other allowable expenses. As a result, management believes that the Company has met the PPP eligibility criteria for forgiveness for the remaining payable of $3 to the SBA and has concluded that the PPP Loan represents, in substance, a government grant that is expected to be forgiven in its entirety. As such, in accordance with International Accounting Standards (“IAS”) 20, “Accounting for Government Grants and Disclosure of Government Assistance,” the Company has recognized the entire loan amount of $111 as grant income, which is included in other non-operating income (expense) in the consolidated statement of operations for the year ended December 31, 2020.

Note 8. Leases

In December 2019, the Company entered a new office lease in connection with the relocation of its executive office to Raleigh, North Carolina. The Company accounted for its new office lease as an operating lease under the guidance of Topic 842. Rent expense under the new lease is $3 per month, with annual increases of 3% during the three-year term. The Company used an incremental borrowing rate of 29.91% based on the weighted average effective interest rate of its outstanding debt. At lease inception, the Company recorded a Right of Use Asset of $79 and a corresponding Lease Liability of $79. The Right to Use Asset is accounted for as an operating lease and has a balance, net of amortization, of $34 as of December 31, 2021.

On November 1, 2021, the Company entered into a lease agreement to lease a contiguous portion of land to its existing property, as a planting area for trees intended to mitigate noise from the Company’s cryptocurrency mining operations. The agreement calls for yearly installments of $3 for the first five years, with an option to extend this lease for another five-year period at a rate not to exceed 105% of the current lease payment. On each anniversary date, the Company will pay $3 in advance, with payment for the first year paid upon execution of the lease. The Company used an incremental borrowing rate of 8.0% based on the interest rate of incorporated in the most recent promissory note. At lease inception, the Company recorded a Right of Use Asset of $22 and a corresponding Lease Liability of $22. The Right to Use Asset is accounted for as an operating lease and has a balance, net of amortization, of $21 as of December 31, 2021.

Total future minimum payments required under the lease agreements are as follows:

Amount
2022	$42
2023	3
2024	3
2025	3
2026	3
Thereafter	12
Total undiscounted minimum future lease payments	$66
Less Imputed interest	(14)
Present value of operating lease liabilities	$52
Disclosed as:
Current portion	$35
Non-current portion	17

The Company recorded rent expense of $37 and $36 for the years ended December 31, 2020 and 2019, respectively.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

At December 31, 2021, the weighted average interest rate for the operating lease was 21.88%. At December 31, 2021, the weighted average remaining lease term for the operating lease was 4.2 years. The Company’s lease agreement does not contain any material residual value guarantees or material restrictive covenants.

Note 9. Common Stock, Preferred Stock and Warrants

Common stock

Common Stock Issuances

In connection with the conversion of 115 shares of Series C Preferred Stock during the year ended December 31, 2021 (see Preferred Stock below) the Company issued 29,870,130 shares of common stock.

During the year ended December 31, 2021, in connection with the conversions of $120 and $110, with accrued interest, of the December 2020 convertible note payable (see Note 7), the Company issued 4,761,905 and 6,673,384 shares of common stock, respectively.

On July 21, 2021, as part of a corporate fundraising of $990, net of issuance costs, the Company issued 35,385,703 shares of common stock and 35,385,703 warrants to purchase common stock (see below).

During the year ended December 31, 2021, 14,270,833 warrants with an embedded conversion feature were exercised on a cashless basis for the issuance of 23,500,000 shares of common stock (see below).

Preferred Stock

In January 2019, the Company’s Board of Directors approved the authorization of 10,000 shares of Series B Preferred Stock with a par value of $0.001 and a Stated Value of $100 each (“Series B Preferred Shares”). The holders of the Series B Preferred Shares shall be entitled to receive, when, as, and if declared by the Board, out of funds legally available for such purpose, dividends in cash at the rate of 12% of the Stated Value per annum on each Series B Preferred Share. Such dividends shall be cumulative and shall accrue without interest from the date of issuance of the respective share of the Series B Preferred Shares. Each holder shall also be entitled to vote on all matters submitted to stockholders of the Company and shall be entitled to 55,000 votes for each Series B Preferred Share owned at the record date for the determination of stockholders entitled to vote on such matter or, if no such record date is established, at the date such vote is taken or any written consent of stockholders is solicited. In the event of a liquidation event, any holders of the Series B Preferred Shares shall be entitled to receive, for each Series B Preferred Shares, the Stated Value in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its stockholders. The Series B Preferred Shares are not convertible into shares of the Company’s common stock. No shares of Series B Preferred Shares have been issued or are outstanding.

In April 2019, the Company’s Board of Directors approved the authorization of 200 Series C Preferred Shares with a par value of $0.001 (“Series C Preferred Shares”). The holders of the Series C Preferred Shares have no voting rights, receive no dividends, and are entitled to a liquidation preference equal to the stated value. At any time, the Company may redeem the Series C Preferred Shares at 1.2 times the stated value. Given the right of redemption is solely at the option of the Company, the Series C Preferred Shares are not considered mandatorily redeemable, and as such are classified in shareholders’ equity on the Company’s consolidated balance sheet.

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

The common shares issued upon conversion of the Series C Preferred Shares were registered under the Company’s then-effective registration statement on Form S-3. In April and July 2019, the Company sold 200 Series C Preferred Shares for $1,990, net of issuance costs. During the second and third quarters of 2019, holders converted 50 Series C Preferred Shares into 14,077,092 shares of common stock and 35 Series C Preferred Shares into 13,528,575 shares of common stock, respectively. 115 shares of Series C Preferred Stock were issued and outstanding as of December 31, 2020. The remaining 115 shares of Series C Preferred Stock were converted into 29,870,130 shares of common stock during the year ended December 31, 2021.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

Warrants

On July 21, 2021, as part of a corporate fundraising, the Company issued 35,385,703 shares of common stock and 35,385,703 warrants to purchase common stock for net cash proceeds of $990 (see above). The warrants were valued at $1,271 which resulted in the recording of a warrant derivative liability in that amount. Non-operating expense of $306 was recorded in respect of the value warrant derivative liability of $1,271 in excess of the value of common shares issued of $990.

On September 30, 2021, the Company exchanged the outstanding principal of $1,481 and accrued interest of $60 of the March 2021 Note for 53,500,000 warrants to purchase common stock (see Note 7).

During the year ended December 31, 2021, 14,270,833 warrants were exercised on a cashless basis for the issuance of 23,500,000 shares of common stock. Upon cashless exercise, the Company calculated the fair value of derivative liability on warrants of $406, compared it to the fair value of 23,500,000 shares of $635 and recorded a loss on extinguishment of $228. The Company valued the warrant derivative liability using the Black-Scholes option pricing model using the following assumptions on the date of each exercise: 1) stock prices of $0.017 - $0.043, 2) exercise prices of $0.05, 3) remaining lives of 4.2 – 4.3 years, 4) dividend yields of 0%, 5) risk free rates of 1.19% - 1.33%, and 6) volatility of 175.7% - 177.2%.

The following table summarizes information about shares issuable under warrants outstanding during the year ended December 31, 2021:

	Warrant shares outstanding	Weighted average exercise price		Weighted average remaining life	Intrinsic value
Outstanding at January 1, 2021		$		-	-
Issued	88,885,704		0.05	5.0	-
Exercised	(14,270,833)		0.05	-	-
Expired or cancelled	-			-	-
Outstanding and exercisable at December 31, 2021	74,614,871		$0.05	4.47	$-

Note 10. Stock–Based Compensation

Issuance of restricted common stock – directors, officers and employees

The Company’s activity in restricted common stock was as follows for the years ended December 31, 2021 and 2020:

Non-vested at January 1, 2020	650,000	$1.24
Granted	-	$-
Vested	(616,667)	$1.48
Non–vested at December 31, 2020	33,333	$0.04
Vested	(33,333)	$0.04
Non–vested at December 31, 2021	-	$-

For the years ended December 31, 2021 and 2020, the Company has recorded $0 and $222, in employee and director stock–based compensation expense, which is a component of general and administrative expenses in the consolidated statement of operations.

As of December 31, 2020, unamortized stock-based compensation costs related to restricted share arrangements was under $1. There were no unamortized stock-based compensation costs related to restricted share arrangements as of December 31, 2021.

Stock options

As of December 31, 2019, the Company had 6,000,000 outstanding stock options with a weighted average exercise price of $0.71 and a weighted average grant date fair value of $1.29. All the stock options were fully vested and there were no unrecognized costs. Under the terms of the stock option agreement, all options expired on January 31, 2020. As of December 31, 2021, there are no outstanding or exercisable stock options.

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

Note 11. Commitments and Contingencies

Bitcoin Production Equipment and Operations

In August 2018, the Company entered a collaborative venture with Bit5ive, LLC to develop a fully contained crypto currency mining pod (the “POD5 Agreement”) for a term of five years. Pursuant to the POD5 Agreement, the Company assists with the design and development of the POD5 Containers. The Company retains naming rights to the pods and receives royalty payments from Bit5ive, LLC in exchange for providing capital as well as engineering and design expertise. During the years ended December 31, 2021 and 2020, the Company recognized non-operating income of $328 and $4 under this agreement, respectively.

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

In connection with this agreement, the Company paid a $154 security deposit, which was reduced to $120 in June 2020. The new amount is classified as Other Assets in the Company’s consolidated balance sheet as of December 31, 2020. During 2021, the security deposit was applied to pay outstanding invoices, leaving a zero balance on December 31, 2021.

The electricity agreement expired on September 30, 2021, the Company and City are currently operating on a month-to-month basis.

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

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARY

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

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARY

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

Note 12. Income Taxes

Significant components of deferred tax assets were as follows:

	As of December 31,
	2021	2020
U.S. federal tax loss carry–forward	$17,749	$17,426
U.S. State tax loss carry–forward	298	183
Equity based compensation	8,289	7,704
Fixed assets, intangible assets and goodwill	6	49
Accruals	9	-
Long-term investments	(6)	(6)
Total deferred tax assets	26,344	25,357
Less: valuation allowance	(26,344)	(25,357)
Net deferred tax asset	$—	$—

As of December 31, 2021, the Company had the following tax attributes:

	Amount	Begins to expire
U.S. federal net operating loss carry–forwards	$84,519	Fiscal 2023
U.S. State net operating loss carry–forwards - Georgia	3,061	unlimited
U.S. State net operating loss carry–forwards – North Carolina	8,031	Fiscal 2031

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2021 and 2020 is as follows:

	As of December 31,
	2021	2020
Expected Federal Tax	-21.0%	-21.0%
State income taxes (net of federal benefit)	-1.7%	-0.9%
Permanent adjustments	-2.0%	4.8%
True up of prior year deferred tax assets	4.7%	-38.5%
Change in state tax rate	-48.3%	0.0%
Other	0.0%	0.1%
Change in valuation allowance	64.32%	55.5%
Effective tax rate	0.0%	0.0%

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

As it is not more likely than not that the resulting deferred tax benefits will be realized, a full valuation allowance has been recognized for such deferred tax assets. For the year ended December 31, 2021, the valuation allowance increased by $987,449. Federal and state laws impose substantial restrictions on the utilization of tax attributes in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. As of December 31, 2021, the Company performed a high-level review of its changes in ownership and determined that a change of control event likely occurred under Section 382 of the Internal Revenue Code and the Company’s net operating loss carryforwards are likely to be limited.

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

Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company had no tax positions relating to open income tax returns that were considered to be uncertain.

The Company files income tax returns in the U.S. federal jurisdiction, North Carolina and Georgia jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non–U.S. income tax examinations by tax authorities for years before 2015.

Note 13. Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. During the years ended December 31, 2021 and 2020, the Company made contributions to the 401(k) Plan of $10 and $11, respectively.

Note 14. Subsequent Events

From January 1, 2022 through March 31, 2022, a total of 11,197,930 warrants were exercised for the issuance of 34,000,000 shares of common stock.

