Form 10-Q
period 2022-03-31
MGT CAPITAL INVESTMENTS, INC.
filed 2022-05-13
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Yes ☐ No ☒

As of May 13, 2022, there were 650,970,903 shares of the registrant’s Common stock, $0.001 par value per share, issued and outstanding.

MGT CAPITAL INVESTMENTS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MGT CAPITAL INVESTMENTS, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands, except per-share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$633	$1,230
Accounts receivable	306	180
Intangible digital assets	2	-
Prepaid expenses and other current assets	13	125
Total current assets	954	1,535

Non-current assets
Property and equipment, at cost, net	1,249	1,229
Right of use asset, operating lease, net of accumulated amortization	48	55
Investment	50	50
Other assets	4	3
Total assets	$2,305	$2,872

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$315	$211
Accrued expenses and other payables	10	105
Deferred revenue	54	-
Security deposit	315	245
Operating lease liability	28	35
Warrant derivative liability	1,366	1,130
Total current liabilities	2,088	1,726

Non-current liabilities
Operating lease liability	18	17
Total liabilities	2,106	1,743

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Undesignated preferred stock, $0.001 par value, 8,489,800 shares authorized. No shares issued and outstanding at March 31, 2022 and December 31, 2021.	-	-
Series B preferred stock, $0.001 par value, 10,000 shares authorized. No shares issued or outstanding at March 31, 2022 and December 31, 2021.	-	-
Series C convertible preferred stock, $0.001 par value, 200 share authorized. 0 and 0 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.001 par value; 2,500,000,000 shares authorized; 640,970,903 and 606,970,903 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	641	607
Additional paid-in capital	421,004	420,450
Accumulated deficit	(421,446)	(419,928)
Total stockholders’ equity	199	1,129

Total Liabilities and Stockholders’ Equity	$2,305	$2,872

MGT CAPITAL INVESTMENTS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

Revenue
Bitcoin mining	$63	$286
Hosting services	192	-
Total revenue	255	286

Operating expenses
Cost of revenue	546	250
General and administrative	404	485
Total operating expenses	950	735

Operating loss	(695)	(449)

Other non-operating income (expense)
Interest expense	-	(11)
Interest income	1	-
Change in fair value of warrant derivative liability	(407)	-
Change in fair value of derivative liability	-	(67)
Loss on settlement of derivative	(417)	-
Accretion of debt discount	-	(62)
Gain on sale of property and equipment	-	1
Other income	-	7
Total non-operating expense	(823)	(132)

Net loss	$(1,518)	$(581)
Per-share data
Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	625,037,570	528,684,542

MGT CAPITAL INVESTMENTS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022		$-	606,970,903	$607	$420,450	$(419,928)	$1,129
Cashless exercise of warrants and extinguishment of related warrant derivative liability	-	-	34,000,000	34	554	-	588
Net loss	-	-		-	-	(1,518)	(1,518)
Balance at March 31, 2022 (unaudited)	-	$-	640,970,903	$641	$421,004	$(421,446)	$199

Balance at January 1, 2021	115	$-	506,779,781	$507	$418,373	$(418,389)	$491
Common stock issued on conversion of Preferred C shares	(115)	-	29,870,130	30	(30)	-	-
Beneficial conversion feature					1,000		1,000
Net loss	-	-		-	-	(581)	(581)
Balance at March 31, 2021 (unaudited)	-	$-	536,649,911	$537	$419,343	$(418,970)	$910

MGT CAPITAL INVESTMENTS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(1,518)	$(581)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	48	189
Gain on sale of property and equipment	-	(1)
Change in fair value of derivative liability	407	67
Loss on settlement of derivative	417	-
Amortization of note discount	-	62
Change in operating assets and liabilities
Accounts receivable	(126)	-
Prepaid expenses and other current assets	112	(2)
Intangible digital assets	(2)	(2)
Other assets	(1)	-
Operating lease liability	1	-
Accounts payable	104	301
Accrued expenses	(95)	(212)
Deferred revenue	54
Security deposit	70	-
Net cash used in operating activities	(529)	(179)

Cash Flows From Investing Activities
Purchase of property and equipment	(68)	-
Proceeds from sale of property and equipment	-	131
Net cash provided by (used in) investing activities	(68)	131

Cash Flows From Financing Activities
Proceeds from convertible note payable	-	1,000
Net cash provided by financing activities	-	1,000

Net change in cash and cash equivalents	(597)	952

Cash and cash equivalents, beginning of year	1,230	236
Cash and cash equivalents, end of period	$633	$1,188

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Non-cash investing and financing activities
Cashless exercise of warrants and extinguishment of related warrant derivative liability	$588	$-
Discount related to convertible promissory note	$-	$1,000

MGT CAPITAL INVESTMENTS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

Note 1. Organization and Basis of Presentation

Organization

MGT Capital Investments, Inc. (“MGT” or the “Company”) is a Delaware corporation incorporated in 2000. MGT was originally incorporated in Utah in 1977. MGT’s corporate office is in Raleigh, North Carolina.

Cryptocurrency mining

Current Operations

MGT conducts cryptocurrency activities at a company-owned and managed Bitcoin mining facility in LaFayette, Georgia. Located adjacent to a utility substation, the several-acre property has access to about 20 megawatts (MW) of electrical power, half of which is presently utilized by the Company. Business activities are comprised of self-mining operations and leasing space to third parties.

As of March 31, 2022 and May 13, 2022, the Company owned 430 S17 Antminer Pro (“S17 miners”) and 37 Antminer S19 Pro Bitcoin miners. All miners are located at our Georgia facility. Over three-quarters of the S17 miners require various repairs to be productive. We are in the process of selling our remaining S17 miners, as well as loose hash boards, power supplies, controller boards, and other parts.

In addition to its self-mining operations, the Company leases its owned space to other Bitcoin miners and also provides hosting services for owners of mining equipment. These measures improve utilization of the electrical infrastructure and better insulate us against the volatility of Bitcoin mining.

MGT’s miners are housed in a modified shipping container on the Company’s owned property in Georgia. The entire facility, including the land and improvements, five 2500 KVA 3-phase transformers, three mining containers, and miners, are owned by MGT. We continue to explore ways to grow and maintain our current operations including but not limited to further potential equipment sales and raising capital to acquire the newest generation miners. The Company is also investigating other sites to develop into Bitcoin mining facilities in addition to expansion at its current property.

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10–Q and Rule 8 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022. Operating results for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2022.

COVID-19 Pandemic

The COVID-19 pandemic has disrupted and may continue to disrupt our operations and those of our vendors, suppliers and other third parties on which we rely, and we may not be able to obtain new miners or replacement parts for our existing miners in a timely or cost-effective manner, which could materially and adversely affect our business and results of operations.

The extent to which COVID-19 impacts our operations or our ability to obtain financing will depend on future developments which are uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken by governments and private businesses to contain COVID-19 to treat its impact, among others. If the disruptions posed by COVID-19 continue for an extended period of time, financial markets may not be available to the Company for raising capital in order to fund future growth. Should the Company not be able to obtain financing in the amounts necessary or under terms which are economically feasible, we may be required to reduce planned future growth and/or the scope of our operations.

Note 2. Going Concern and Management’s Plans

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2022, the Company had incurred significant operating losses since inception and continues to generate losses from operations. As of March 31, 2022, the Company had an accumulated deficit of $421,446. As of March 31, 2022 MGT’s cash and cash equivalents were $633.

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

Such factors raise substantial doubt about the Company’s ability to sustain operations for at least one year from the issuance of these unaudited condensed financial statements. The accompanying unaudited condensed financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3. Summary of Significant Accounting Policies

Use of estimates and assumptions and critical accounting estimates and assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and also affect the amounts of revenues and expenses reported for each period. Actual results could differ from those which result from using such estimates. Management utilizes various other estimates, including but not limited to determining the estimated lives of long-lived assets, stock compensation, determining the potential impairment of long-lived assets, the fair value of conversion features, fair value of warrants issued, the recognition of revenue, the valuation allowance for deferred tax assets and other legal claims and contingencies. The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period that they are determined to be necessary.

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents. The Company’s combined accounts were $633 and $1,230 as of March 31, 2022 and December 31, 2021, respectively. Accounts are insured by the FDIC up to $250 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of March 31, 2022, and December 31, 2021, the Company had $133 and $980, respectively, in excess of the FDIC insurance limit.

Accounts Receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. As of March 31, 2022 and December 31, 2021, we did not believe we needed to reserve for any doubtful accounts, respectively.

Cryptocurrencies

Cryptocurrencies, (including bitcoin and bitcoin cash) are included in current assets in the accompanying balance sheets. Any cryptocurrencies purchased are recorded at cost and cryptocurrencies awarded to the Company through its mining activities are accounted for in connection with the Company’s revenue recognition policy disclosed in this note.

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

Any purchases of cryptocurrencies by the Company are included within investing activities in the accompanying statements of cash flows, while cryptocurrencies awarded to the Company through its mining activities are included within operating activities on the accompanying statements of cash flows. The sales of cryptocurrencies are included within investing activities in the accompanying statements of cash flows and any realized gains or losses from such sales are included in other income (expense) in the statements of operations. The Company accounts for its gains or losses in accordance with the first in first out (FIFO) method of accounting.

Halving – The Bitcoin blockchain and the cryptocurrency reward for solving a block is subject to periodic incremental halving. Halving is a process designed to control the overall supply and reduce the risk of inflation in cryptocurrencies using a Proof-of-Work consensus algorithm. At a predetermined block, the mining reward is cut in half, hence the term “Halving.” A Halving for bitcoin occurred on May 12, 2020, with a revised reward payout of 6.25 Bitcoin per block. Many factors influence the price of Bitcoin and potential increases or decreases in prices in advance of or following a future halving is unknown.

The following table presents the activities of digital currencies for the periods ended March 31, 2022 and December 31, 2021:

Digital currencies at January 1, 2021	$4
Additions of digital currencies from mining	686
Realized gain on sale of digital currencies	1
Sale of digital currencies	(691)
Digital currencies at December 31, 2021	-
Additions of digital currencies from mining	63
Realized gain on sale of digital currencies	3
Sale of digital currencies	(64)
Digital currencies at March 31, 2022	$2

Investment

Available-for-sale securities are carried at fair value. Realized and unrealized gains and losses, if any, are calculated on the specific identification method and are included in other income in the statements of operations.

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

Fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency at the time of receipt. There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for cryptocurrencies recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the Financial Accounting Standards Board (“FASB”), the Company may be required to change its policies, which could have an effect on the Company’s financial position and results from operations.

Hosting Revenues

We receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $192 and $0 from these sources during the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, two customers accounted for 68% and 23% respectively of hosting revenue.

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

Accordingly, the computation of diluted loss per share for the three months ended March 31, 2022 excludes 63,416,941 shares issuable upon the exercise of outstanding warrants. The computation of diluted loss per share for the three months ended March 31, 2021 excludes 34,285,714 shares issuable under convertible debt.

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

As of March 31, 2022 and December 31, 2021, the Company had a Level 3 financial instrument related to the derivative liability related to the issuance of warrants.

Management’s evaluation of subsequent events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the review, other than what is described in Note 12 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Reclassification

Certain prior period balances have been reclassified to conform to current year presentation. These reclassifications had no effect on the reported results of operations.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements, other than those disclosed below.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), (“ASU 2021-04”). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU is effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2021-04 on January 1, 2022 did not have a material impact on the Company’s condensed financial statements or disclosures.

Note 4. Accounts receivable

Accounts receivable balances of $306 and $180 as of March 31, 2022 and December 31, 2021, respectively, from customers using the Company’s miner hosting and facility rental services. One customer makes up 96% of this balance.

Note 5. Property, Plant, and Equipment and Other Assets

Property and equipment consisted of the following:

	As of
	March 31, 2022	December 31, 2021
Land	$55	$55
Computer hardware and software	10	10
Bitcoin mining machines	798	910
Infrastructure	1,185	1,117
Containers	403	403
Leasehold improvements	4	4
Property and equipment, gross	2,455	2,499
Less: Accumulated depreciation	(1,206)	(1,270)
Property and equipment, net	$1,249	$1,229

The Company recorded depreciation expense of $48 and $189 for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 and 2021, respectively, gains on sale of property and equipment of $0 and $1, respectively, were recorded as other non-operating income. For the three months ended March 31, 2022 we disposed of a total of 50 S17 miners which were fully depreciated.

Other Assets consisted of the following:

	As of
	March 31, 2022	December 31, 2021

Security deposits	$3	$3
Interest receivable	1	-
Other Assets	$4	$3

The Company has paid $3 related to its office lease in Raleigh, NC.

Note 6. Investment

In December 2021, the Company invested $50 in the form of a convertible promissory note. The note bears annual interest of 8% and matures on December 31, 2024. The note contains certain anti-dilution features with an as-converted ownership of 5%. As of March 31, 2022, the Company determined that book value represented fair value with no adjustment necessary.

Note 7. Notes Payable

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

On June 15, 2021, the holder converted $120 of principal into 4,761,905 shares of common stock valued at $238. As a result of this conversion, $172 of derivative liability was settled, $86 unamortized debt discount was settled and $32 was recorded as loss on settlement of debt.

On July 27, 2021, the holder converted the remaining $110 of principal and $11 of accrued interest into 6,673,384 shares of common stock valued at $280. As a result of this conversion, $153 of derivative liability was settled, $66 unamortized debt discount was settled and $72 was recorded as loss on settlement of debt. As of December 31, 2021, this note had no outstanding balance.

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

As a result of the Company failing to meet certain registration requirements under the March 2021 Note, the outstanding balance of the March 2021 Note was automatically increased by 5% on each of July 5, 2021, August 5, 2021, and September 5, 2021 and as part of the exchange agreement an additional 5% on September 30, 2021, prior to the exchange. An additional $270 was recorded as outstanding principal, bringing the outstanding balance prior to the exchange to $1,481.

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

Derivative Liabilities

The Company’s activity in its debt related derivative liability was as follows for the three months ended March 31, 2022:

Balance of derivative liability at January 1, 2021	$246
Transfer in due to issuance of warrants with embedded conversion features	2,492
Transfer out upon conversion of convertible notes and warrants with embedded conversion provisions	(732)
Change in fair value of warrant liability	(955)
Change in fair value of derivative liability	79
Balance of derivative liability at December 31, 2021	1,130
Transfer out upon exercise of warrants	(171)
Change in fair value of warrant liability	407
Balance of derivative liabilities at March 31, 2022	$1,366

The Company recorded loss on settlement of derivative liability in the amount of $417 and $0 for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the fair value of the warrant derivative liability was $1,366 and for the three months ended March 31, 2022 the Company recorded a loss of $407 from the change in fair value of derivative warrant liability as non-operating income in the statements of operations. The Company valued the warrant derivative liability using the Black-Scholes option pricing model using the following assumptions as of March 31, 2022: 1) stock price of $0.024, 2) exercise prices of $0.05, 3) remaining lives of 3.9 – 4.3 years, 4) dividend yields of 0%, 5) risk free rates of 2.42%, and 6) volatility of 174.5%.

As of December 31, 2021, the fair value of the warrant derivative liability was $1,130 and for the year ended December 31, 2021 the Company recorded a gain of $955 from the change in fair value of derivative warrant liability as non-operating income in the statements of operations. The Company valued the warrant derivative liability using the Black-Scholes option pricing model using the following assumptions as of December 31, 2021: 1) stock price of $0.017, 2) exercise prices of $0.05, 3) remaining lives of 4.2 – 4.6 years, 4) dividend yields of 0%, 5) risk free rates of 1.26%, and 6) volatility of 175.5%.

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

The following table summarizes the Company’s debt related derivative liability as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Level 1	Level 2	Level 3	Fair Value

Liabilities
Warrant derivative liability	$-	$-	$1,366	$1,366

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value

Liabilities
Warrant derivative liability	$-	$-	$1,130	$1,130

Note 8. Leases

In December 2019, the Company entered an office lease in connection with the relocation of its executive office to Raleigh, North Carolina. The Company accounted for this lease as an operating lease under the guidance of Topic 842. Rent expense under the new lease is $3 per month, with annual increases of 3% during the three-year term. The Company used an incremental borrowing rate of 29.91% based on the weighted average effective interest rate of its outstanding debt. In December 2019, the Company recorded a Right of Use Asset of $79 and a corresponding Lease Liability of $79. The Right to Use Asset is accounted for as an operating lease and has a balance, net of amortization, of $27 as of March 31, 2022.

On November 1, 2021, the Company entered into a lease agreement to lease a contiguous portion of land to its existing property, as a planting area for trees intended to mitigate noise from the Company’s cryptocurrency mining operations. The agreement calls for yearly installments of $3 for the first five years, with an option to extend this lease for another five-year period at a rate not to exceed 105% of the current lease payment. On each anniversary date, the Company will pay $3 in advance, with payment for the first year paid upon execution of the lease. The Company used an incremental borrowing rate of 8.0% based on the interest rate of incorporated in the most recent promissory note. At lease inception, the Company recorded a Right of Use Asset of $22 and a corresponding Lease Liability of $22. The Right to Use Asset is accounted for as an operating lease and has a balance, net of amortization, of $21 as of March 31, 2022.

Total future minimum payments required under the lease agreement are as follows:

Amount
2022	$32
2023	3
2024	3
2025	3
2026	3
Thereafter	13
Total undiscounted minimum future lease payments	$57
Less Imputed interest	(11)
Present value of operating lease liabilities	$46
Disclosed as:
Current portion	$28
Non-current portion	18

The Company recorded rent expense of $10 and $9 for the three months ended March 31, 2022 and 2021, respectively.

At March 31, 2022 the weighted average interest rate for the operating lease was 20.46%. At March 31, 2022, the weighted average remaining lease term for operating lease was 4.6 years. The Company’s lease agreement does not contain any material residual value guarantees or material restrictive covenants.

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

On July 21, 2021, as part of a corporate fundraising of $990, net of issuance costs, the Company issued 35,385,703 shares of common stock and 35,385,703 warrants to purchase common stock (see Warrants below).

During the year ended December 31, 2021, 14,270,833 warrants with an embedded conversion feature were exercised on a cashless basis for the issuance of 23,500,000 shares of common stock (see below).

During the three months ended March 31, 2022, 11,197,930 warrants with an embedded conversion feature were exercised on a cashless basis for the issuance of 34,000,000 shares of common stock (see below).

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

On April 12, 2019, the Company’s Board of Directors approved the authorization of 200 Series C Preferred Shares with a par value of $0.001 (“Series C Preferred Shares”). The holders of the Series C Preferred Shares have no voting rights, receive no dividends, and are entitled to a liquidation preference equal to the stated value. At any time, the Company may redeem the Series C Preferred Shares at 1.2 times the stated value. Given the right of redemption is solely at the option of the Company, the Series C Preferred Shares are not considered mandatorily redeemable, and as such are classified in shareholders’ equity on the Company’s balance sheet.

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

During the three months ended March 31, 2022, 11,197,930 warrants were exercised on a cashless basis for the issuance of 34,000,000 shares of common stock. Upon cashless exercise, the Company calculated the fair value of derivative liability on warrants of $171, compared it to the fair value of 34,000,000 shares of $588 and recorded a loss on extinguishment of $417. The Company valued the warrant derivative liability using the Black-Scholes option pricing model using the following assumptions on the date of each exercise: 1) stock prices of $0.013 - $0.019, 2) exercise prices of $0.05, 3) remaining lives of 4.0 – 4.2 years, 4) dividend yields of 0%, 5) risk free rates of 1.53% - 2.10%, and 6) volatility of 174.0% - 175.6%.

The following table summarizes information about shares issuable under warrants outstanding during the three months ended March 31, 2022:

	Warrant shares outstanding	Weighted average exercise price		Weighted average remaining life	Intrinsic value
Outstanding at January 1, 2021		$		-	-
Issued	88,885,704		0.05	5.0	-
Exercised	(14,270,833)		0.05	-	-
Expired or cancelled	-			-	-
Outstanding and exercisable at December 31, 2021	74,614,871		0.05	4.47	-
Exercised	(11,197,930)		0.05	-	-
Outstanding and exercisable at March 31, 2022	63,416,941		$0.05	4.14	$-

Note 10. Commitments and Contingencies

Legal proceedings

From time-to-time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. During the period covered by this report, there were no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K, as filed with the SEC on March 31, 2022.

Bitcoin Production Equipment and Operations

In August 2018, the Company entered a collaborative venture with Bit5ive, LLC to develop a fully contained crypto currency mining pod (the “POD5 Agreement”) for a term of five years. In exchange for an initial capital investment as well as engineering and design expertise, the Company receives royalty payments from Bit5ive, LLC. During the three months ended March 31, 2022 and 2021, the Company received royalties and recognized as other income in the Statement of Operations under this agreement of $0 and $7, respectively pursuant to the POD5 Agreement.

Electricity Contract

MGT’s prior electricity agreement with the City of LaFayette expired on September 30, 2021. The Company and City of LaFayette are currently operating on a month-to-month basis without a contract.

Note 11. Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. During the three months ended March 31, 2022 and 2021, the Company made contributions to the 401(k) Plan of $3 and $3, respectively.

Note 12. Subsequent Events

On April 28, 2022 the Company issued 10,000,000 shares of common stock to satisfy a partial cashless exercise of 2,655,890 warrants issued on September 30, 2021, as detailed in Note 9. As a result of this exercise, the number of warrants outstanding was reduced to 60,761,051.

Item 2. Management’s discussion and analysis of financial condition and results of operations

This Quarterly Report on Form 10–Q contains forward–looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The statements contained herein that are not purely historical are forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward–looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe” and similar expressions or variations intended to identify forward–looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward–looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward–looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10–K for the fiscal year ended December 31, 2021 as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022, in addition to other public reports we filed with the SEC. The forward–looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward–looking statements to reflect events or circumstances after the date of such statements.

Executive summary

MGT Capital Investments, Inc. (“MGT” or the “Company”) is a Delaware corporation that was incorporated in Delaware in 2000. MGT was originally incorporated in Utah in 1977. MGT’s corporate office is in Raleigh, North Carolina.

All dollar figures set forth in this Quarterly Report on Form 10-Q are in thousands, except per-share amounts.

Current Operations

MGT conducts cryptocurrency activities at a company-owned and managed Bitcoin mining facility in LaFayette, Georgia. Located adjacent to a utility substation, the several-acre property has access to about 20 megawatts (MW) of electrical power, half of which is presently utilized by the Company. Business activities are comprised of self-mining operations and leasing space to third parties.

As of March 31, 2022 and May 13, 2022, the Company owned 430 Antminer S17 Pro (the “S17 miners”) and 37 Antminer S19 Pro Bitcoin miners. All miners are located at our Georgia facility. Over three-quarters of the S17 miners require various repairs to be productive. We are in the process of selling our remaining S17 miners, as well as loose hash boards, power supplies, controller boards, and other parts.

In addition to its self-mining operations, the Company leases its owned space to other Bitcoin miners and also provides hosting services for owners of mining equipment. These measures improve utilization of the electrical infrastructure and better insulate us against the volatility of Bitcoin mining.

MGT’s miners are housed in a modified shipping container on the Company’s owned property in Georgia. The entire facility, including the land and improvements, five 2500 KVA 3-phase transformers, three mining containers, and miners, are owned by MGT. We continue to explore ways to grow and maintain our current operations including but not limited to further potential equipment sales and raising capital to acquire the newest generation miners. The Company is also investigating other sites to develop into Bitcoin mining facilities in addition to expansion at its current property.

Critical accounting policies and estimates

Our discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The notes to the unaudited condensed financial statements contained in this Quarterly Report describe our significant accounting policies used in the preparation of the unaudited condensed financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We continually evaluate our critical accounting policies and estimates.

We believe the critical accounting policies listed below reflect significant judgments, estimates and assumptions used in the preparation of our unaudited condensed financial statements.

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

Fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency at the time of receipt. There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for cryptocurrencies recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the Financial Accounting Standards Board (“FASB”), the Company may be required to change its policies, which could have an effect on the Company’s financial position and results from operations.

Hosting Revenues

We receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $192 and $0 from these sources during the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, two customers accounted for 68% and 23% respectively of hosting revenue.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight–line method on the various asset classes over their estimated useful lives, which range from one to ten years when placed in service. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. Deposits on property and equipment are initially classified as Other Assets and upon delivery, installation and full payment, the assets are classified as property and equipment on the balance sheet.

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

Derivative Instruments

Derivative financial instruments are recorded in the accompanying balance sheets at fair value in accordance with ASC 815. When the Company enters into a financial instrument such as a debt or equity agreement (the “host contract”), the Company assesses whether the economic characteristics of any embedded features are clearly and closely related to the primary economic characteristics of the remainder of the host contract. When it is determined that (i) an embedded feature possesses economic characteristics that are not clearly and closely related to the primary economic characteristics of the host contract, and (ii) a separate, stand-alone instrument with the same terms would meet the definition of a financial derivative instrument, then the embedded feature is bifurcated from the host contract and accounted for as a derivative instrument. The estimated fair value of the derivative feature is recorded in the accompanying balance sheets separately from the carrying value of the host contract. Subsequent changes in the estimated fair value of derivatives are recorded as a gain or loss in the Company’s statements of operations.

Recent accounting pronouncements

See Note 3 to our unaudited condensed financial statements appearing in Part I, Item 1 of this Quarterly Report for Recent Accounting Pronouncements.

Results of operations

Three months ended March 31, 2022 and 2021

Revenues

Our revenues for the three months March 31, 2022 decreased by $31, or 11%, to $255, as compared to $286 for the three months ended March 31, 2021. Our revenue is derived from cryptocurrency mining, which totaled $63 for the three months ended March 31, 2022 and $286 during the months ended March 31, 2021. The decrease in revenues for this period is due to a decrease in miners from the previous year.

We also receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The company recognized $192 and $0 during the months ended March 31, 2022 and 2021, respectively.

Operating Expenses

Operating expenses for the three months ended March 31, 2022 increased by $215, or 29%, to $950, as compared to $735 for the three months ended March 31, 2021. The increase in operating expenses was primarily due to an increase in cost of revenue of $296, partially offset by a decrease in general and administrative expenses of $81.

The increase in cost of revenue of $296 or 118% to $546, as compared to $250 for the three months ended March 31, 2021 was primarily due to increased electricity costs from hosting services. The decrease in general and administrative expenses of $81 or 17%, to $404, as compared to $485 for the three months ended March 31, 2021, was primarily due to a decrease in legal and professional fees of $132, offset by an increase in repairs and maintenance of $11, increase in Georgia costs of $11 and increase in consulting services of $35.

Other Income and Expense

For the three months ended March 31, 2022, non–operating expense of $823 consisted primarily of loss on settlement of derivative of $417 and change in fair value of warrants derivative liability of $407, partially offset by interest income of $1. During the comparable period ended March 31, 2021, non–operating expense of $132 consisted of change in fair value of derivative liability of $67, accretion of debt discount of $62 and interest expense of $11, partially offset by non-operating income of $7 and a gain on sale of property and equipment of $1.

Liquidity and capital resources

Sources of Liquidity

We have historically financed our business through the sale of debt and equity interests. We have incurred significant operating losses since inception and continue to generate losses from operations and as of March 31, 2022 have an accumulated deficit of $421,446. At March 31, 2022, our cash and cash equivalents were $633, and our working capital deficit was $302.

In January 2020, management completed the consolidation of its activities in a Company-owned and managed facility, after having terminated all management agreements with outside investors as well as all third-party hosting arrangements in 2019. The Company will need to raise additional capital to fund operating losses and grow its operations. There can be no assurance however that the Company will be able to raise additional capital when needed, or at terms deemed acceptable, if at all. The Company’s ability to raise additional capital will also be impacted by the volatility of Bitcoin and the ongoing SEC enforcement action against our Chief Executive Officer, both of which are highly uncertain, cannot be predicted and could have an adverse effect on the Company’s business and financial condition. The issuance of any additional shares of Common Stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. Such factors raise substantial doubt about the Company’s ability to sustain operations for at least one year from the issuance of these unaudited condensed financial statements. The accompanying unaudited condensed financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The price of Bitcoin is volatile, and fluctuations are expected. Declines in the price of Bitcoin have had a negative impact on our operating results and liquidity and could harm the price of our common stock. Movements may be influenced by various factors, including, but not limited to, government regulation, security breaches experienced by service providers, as well as political and economic uncertainties around the world. Since we record revenue based on the price of earned Bitcoin and we may retain such Bitcoin as an asset or as payment for future expenses, the relative value of such revenues may fluctuate, as will the value of any Bitcoin we retain. During the period January 1, 2022 through March 31, 2022, the price of Bitcoin remained very volatile, with a low and high exchange price per Bitcoin of approximately $35 and $48, respectively.

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

The extent to which COVID-19 impacts our operations or our ability to obtain financing will depend on future developments which are uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken by governments and private businesses to contain COVID-19 to treat its impact, among others. If the disruptions posed by COVID-19 continue for an extended period of time, financial markets may not be available to the Company for raising capital in order to fund future growth. Should the Company not be able to obtain financing in the amounts necessary or under terms which are economically feasible, we may be required to reduce planned future growth and/or the scope of our operations.

Cash Flows

	Three Months ended March 31,
	2022	2021
Cash provided by / (used in)
Operating activities	$(529)	$(179)
Investing activities	(68)	131
Financing activities	-	1,000
Net increase (decrease) in cash and cash equivalents	$(597)	$952

Operating activities

Net cash used in operating activities was $529 for the three months ended March 31, 2022 as compared to net cash used in operating activities of $179 for the three months ended March 31, 2021. Cash used in operating activities for the three months ended March 31, 2022 primarily consisted of a net loss of $1,518 offset by non-cash charges of $872 which includes depreciation of $48, loss on settlement of derivative of $417, change in fair value of derivative liability of $407, and cash used in working capital of $117.

Net cash used in operating activities of $179 for the three months ended March 31, 2021 primarily consisted of a net loss of $581, offset by non-cash charges of $317 which includes depreciation of $189, accretion of debt discount of $62, change in the fair value of the derivative liability of $67 partially offset by a gain from sale of property and equipment of $1, and cash provided by a change in working capital of $85.

Investing activities

Net cash used in investing activities was $68 for the three months ended March 31, 2022 which consisted of purchases of property and equipment of $68.

Net cash provided by investing activities was $131 for the three months ended March 31, 2021 consisted of proceeds from the sale of property and equipment of $131.

Financing activities

During the three months ended March 31, 2022, there was no cash provided by or used in financing activities.

During the three months ended March 31, 2021, cash provided by financing activities totaled $1,000 from proceeds of the receipt of a convertible promissory note.

Off–balance sheet arrangements

As of March 31, 2022, we had no obligations, assets or liabilities which would be considered off–balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off–balance sheet arrangements.

Item 3. Quantitative and qualitative disclosures about market risk

The Company is not exposed to market risk related to interest rates on foreign currencies.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as March 31, 2022 due to the following material weakness in our internal control over financial reporting: Our small number of employees does not allow for sufficient segregation of duties and independent review of duties performed.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer and principal financial officer), we performed a complete documentation of the Company’s significant processes and key controls, and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, there were no changes to internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

From time-to-time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. During the period covered by this report, there were no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K, as filed with the SEC on March 31, 2022.

Item 1A. Risk factors

There are no additional risk factors other than those discussed in our Annual Report on Form 10–K, as filed with the SEC on March 31, 2022.

Item 2. Unregistered sales of equity securities and use of proceeds

During the three months ended March 31, 2022, 11,197,930 warrants were exercised on a cashless basis for the issuance of 34,000,000 shares of common stock. In issuing the securities described above, the Company relied upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

31	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer*

32	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer*

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT CAPITAL INVESTMENTS, INC

Date: May 13, 2022	By:	/s/ Robert B. Ladd
Robert B. Ladd
President, Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

