Form 10-Q
period 2022-06-30
MGT CAPITAL INVESTMENTS, INC.
filed 2022-08-15
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes ☐ No ☒

As of August 15, 2022, there were 683,770,903 shares of the registrant’s Common stock, $0.001 par value per share, issued and outstanding.

MGT CAPITAL INVESTMENTS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MGT CAPITAL INVESTMENTS, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands, except per-share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$313	$1,230
Accounts receivable	87	180
Intangible digital assets	7	-
Prepaid expenses and other current assets	6	125
Total current assets	413	1,535

Non-current assets
Property and equipment, at cost, net	1,200	1,229
Right of use asset, operating lease, net of accumulated amortization	41	55
Investment	50	50
Other assets	5	3
Total assets	$1,709	$2,872

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$545	$211
Accrued expenses and other payables	102	105
Loans payable	71	-
Deferred revenue	41	-
Security deposit	150	245
Operating lease liability	19	35
Warrant derivative liability	329	1,130
Total current liabilities	1,257	1,726

Non-current liabilities
Operating lease liability	18	17
Total liabilities	1,275	1,743

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Undesignated preferred stock, $0.001 par value, 8,489,800 shares authorized. No shares issued and outstanding at June 30, 2022 and December 31, 2021.	-	-
Series B preferred stock, $0.001 par value, 10,000 shares authorized. No shares issued or outstanding at June 30, 2022 and December 31, 2021.	-	-
Series C convertible preferred stock, $0.001 par value, 200 share authorized. 0 and 0 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	-	-
Common stock to be issued	70	-

Common stock, $0.001 par value; 2,500,000,000 shares authorized; 650,970,903 and 606,970,903 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	651	607
Additional paid-in capital	421,124	420,450
Accumulated deficit	(421,411)	(419,928)
Total stockholders’ equity	434	1,129

Total Liabilities and Stockholders’ Equity	$1,709	$2,872

See accompanying notes to these unaudited condensed financial statements

MGT CAPITAL INVESTMENTS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Revenue
Bitcoin mining	$62	$238	$125	$524
Hosting services	222	-	414	-
Total revenues	284	238	539	524

Operating expenses
Cost of revenue	753	237	1,299	487
General and administrative	382	449	786	934
Total operating expenses	1,135	686	2,085	1,421

Operating loss	(851)	(448)	(1,546)	(897)

Other non-operating income (expense)
Interest expense	-	(29)	-	(39)
Interest income	1	-	2	-
Change in fair value of warrant derivative liability	999	-	592	-
Change in fair value of derivative liability	-	35	-	(33)
Accretion of debt discount	-	(208)	-	(270)
Loss on settlement of derivative	(162)	(30)	(579)	(30)
Gain on sale of property and equipment	-	9	-	10
Other income	48	6	48	13
Total non-operating income (expense)	886	(217)	63	(349)

Net income (loss) attributable to common stockholders	$35	$(665)	$(1,483)	$(1,246)
Per-share data
Basic and diluted income (loss) per share	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	648,082,014	537,478,068	636,748,881	533,110,172

See accompanying notes to these unaudited condensed financial statements

MGT CAPITAL INVESTMENTS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Common stock to	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	be issued	Capital	Deficit	Equity
Balance at January 1, 2022	-	$-	606,970,903	$607	$-	$420,450	$(419,928)	$1,129
Cashless exercise of warrants and extinguishment of related warrant derivative liability	-	-	34,000,000	34	-	554	-	588
Net loss	-	-		-	-	-	(1,518)	(1,518)
Balance at March 31, 2022 (unaudited)	-	-	640,970,903	641	-	421,004	(421,446)	199
Cashless exercise of warrants and extinguishment of related warrant derivative liability	-	-	10,000,000	10	70	120	-	200
Net income	-	-		-	-	-	35	35
Balance at June 30, 2022 (unaudited)	-	$-	650,970,903	$651	$70	$421,124	$(421,411)	$434

Balance at January 1, 2021	115	$-	506,779,781	$507	$-	$418,373	$(418,389)	$491
Common stock issued on conversion of Preferred C shares	(115)	-	29,870,130	30	-	(30)	-	-
Beneficial conversion feature	-	-	-	-	-	1,000	-	1,000
Net loss	-	-	-	-	-	-	(581)	(581)
Balance at March 31, 2021 (unaudited)	-	-	536,649,911	537	-	419,343	(418,970)	910
Common stock issued on conversion of note payable	-	-	4,761,905	4	-	233	-	237
Net loss	-	-	-	-	-	-	(665)	(665)
Balance at June 30, 2021 (unaudited)	-	$-	541,411,816	$541	$-	$419,576	$(419,635)	$482

See accompanying notes to these unaudited condensed financial statements

MGT CAPITAL INVESTMENTS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(1,483)	$(1,246)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	97	379
Gain on sale of property and equipment	-	(10)
Change in fair value of derivative liability	(592)	33
Loss on settlement of derivative	579	30
Amortization of note discount	-	270
Change in operating assets and liabilities
Accounts receivable	93	-
Prepaid expenses and other current assets	119	(119)
Intangible digital assets	(7)	4
Other assets	(2)	120
Operating lease liability	(1)	-
Accounts payable	372	71
Accrued expenses	(3)	(170)
Deferred revenue	41	-
Security deposit	(95)	-
Net cash used in operating activities	(882)	(638)

Cash Flows From Investing Activities
Purchase of property and equipment	(68)	-
Proceeds from sale of property and equipment	-	141
Net cash provided by (used in) investing activities	(68)	141

Cash Flows From Financing Activities
Proceeds from loans payable	33	-
Proceeds from convertible note payable	-	1,000
Net cash provided by financing activities	33	1,000

Net change in cash and cash equivalents	(917)	503

Cash and cash equivalents, beginning of year	1,230	236
Cash and cash equivalents, end of period	$313	$739

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Non-cash investing and financing activities
Cashless exercise of warrants and extinguishment of related warrant derivative liability	$788	$-
Conversion of notes payable into common stock	$-	$120
Discount related to convertible promissory note	$-	$1,000
Accounts payable settled with loans payable	$38	$-

See accompanying notes to these unaudited condensed financial statements

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

As of June 30, 2022 and August 15, 2022, the Company owned 430 S17 Antminer Pro (“S17 miners”) and 37 Antminer S19 Pro Bitcoin miners. All miners are located at our Georgia facility. Over three-quarters of the S17 miners require various repairs to be productive. We are in the process of selling our remaining S17 miners, as well as loose hash boards, power supplies, controller boards, and other parts.

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

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10–Q and Rule 8 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022. Operating results for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2022.

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

Inflation

Electricity and other prices are vulnerable to inflation.

Note 2. Going Concern and Management’s Plans

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2022, the Company had incurred significant operating losses since inception and continues to generate losses from operations. As of June 30, 2022, the Company had an accumulated deficit of $421,411. As of June 30, 2022 MGT’s cash and cash equivalents were $313.

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

Since January 2022, the Company has secured working capital through the issuance of a convertible note, the sale of equity and warrants, and the sale of assets.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents. The Company’s combined accounts were $313 and $1,230 as of June 30, 2022 and December 31, 2021, respectively. Accounts are insured by the FDIC up to $250 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of June 30, 2022, and December 31, 2021, the Company had $0 and $980, respectively, in excess of the FDIC insurance limit.

Accounts Receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. As of June 30, 2022 and December 31, 2021, we did not believe we needed to reserve for any doubtful accounts, respectively.

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

The following table presents the activities of digital currencies for the periods ended June 30, 2022 and December 31, 2021:

Digital currencies at January 1, 2021	$4
Additions of digital currencies from mining	686
Realized gain on sale of digital currencies	1
Sale of digital currencies	(691)
Digital currencies at December 31, 2021	-
Additions of digital currencies from mining	125
Realized gain on sale of digital currencies	(3)
Sale of digital currencies	(115)
Digital currencies at June 30, 2022	$7

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

Hosting Revenues

We receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $222 and $414 from these sources during the three and six months ended June 30, 2022, respectively. There were no hosting revenues for the six months ended June 30, 2021. During the three and six months ended June 30, 2022, two customers accounted for 89% and 90%, respectively of hosting revenue.

Other Income

Other income for the three and six months ended June 30, 2022 consisted of a commercial vendor settlement. Other income for the three and six months ended June 30, 2021 consisted of POD5 royalties.

Common stock to be issued

Common stock to be issued represents shares of common stock that have been ordered for issuance in respect of the cashless exercise of outstanding warrants but have not yet been issued.

Income (loss) per share

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

Accordingly, the computation of diluted loss per share for the three and six months ended June 30, 2022 excludes 59,052,044 shares issuable upon the exercise of outstanding warrants and 10,000,000 of common stock to be issued. The computation of diluted loss per share for the three and six months ended June 30, 2021 excludes 35,546,533 shares issuable under convertible debt.

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

As of June 30, 2022 and December 31, 2021, the Company had a Level 3 financial instrument related to the derivative liability related to the issuance of warrants.

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

Note 4. Accounts receivable

Accounts receivable balances of $87 and $180 as of June 30, 2022 and December 31, 2021, respectively, are from customers using the Company’s miner hosting and facility rental services. Two customers make up 83% of this balance as of June 30, 2022.

Note 5. Property, Plant, and Equipment and Other Assets

Property and equipment consisted of the following:

	As of
	June 30, 2022	December 31, 2021
Land	$55	$55
Computer hardware and software	10	10
Bitcoin mining machines	798	910
Infrastructure	1,185	1,117
Containers	403	403
Leasehold improvements	4	4
Property and equipment, gross	2,455	2,499
Less: Accumulated depreciation	(1,255)	(1,270)
Property and equipment, net	$1,200	$1,229

The Company recorded depreciation expense of $49 and $97 for the three and six months ended June 30, 2022, respectively. The Company recorded depreciation expense of $190 and $379 for the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2021, gains on sale of property and equipment of $9 and $10, respectively, were recorded as other non-operating income. There were no sales of equipment in the six month period ended June 30, 2022. For the three and six months ended June 30, 2022 we disposed of a total of 50 S17 miners which were fully depreciated.

Other Assets consisted of the following:

	As of
	June 30, 2022	December 31, 2021

Security deposits	$3	$3
Interest receivable	2	-
Other Assets	$5	$3

The Company has paid $3 as a security deposit for its office lease in Raleigh, NC.

Note 6. Investment

In December 2021, the Company invested $50 in the form of a convertible promissory note. The note bears annual interest of 8% and matures on December 31, 2024. The note contains certain anti-dilution features with an as-converted ownership of 5%. As of June 30, 2022, the Company determined that book value represented fair value with no adjustment necessary.

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

Derivative Liabilities

The Company’s activity in its debt related derivative liability was as follows for the three and six months ended June 30, 2022:

Balance of derivative liability at January 1, 2021	$246
Transfer in due to issuance of warrants with embedded conversion features	2,492
Transfer out upon conversion of convertible notes and warrants with embedded conversion provisions	(732)
Change in fair value of warrant liability	(955)
Change in fair value of derivative liability	79
Balance of derivative liability at December 31, 2021	1,130
Transfer out upon exercise of warrants	(171)
Change in fair value of warrant liability	407
Balance of derivative liabilities at March 31, 2022	$1,366
Transfer out upon exercise of warrants	(38)
Change in fair value of warrant liability	(999)
Balance of derivative liabilities at June 30, 2022	329

The Company recorded loss on settlement of derivative liability in the amount of $162 and $579 for the three and six months ended June 30, 2022, respectively. The Company recorded loss on settlement of derivative liability in the amount of $30 and $30 for the three and six months ended June 30, 2021, respectively.

As of June 30, 2022, the fair value of the warrant derivative liability was $329 and for the three and six months ended June 30, 2022 the Company recorded gains of $999 and $592, respectively, from the change in fair value of derivative warrant liability as non-operating income in the statements of operations. The Company valued the warrant derivative liability using the Black-Scholes option pricing model using the following assumptions as of June 30, 2022: 1) stock price of $0.007, 2) exercise prices of $0.05, 3) remaining lives of 3.7 – 4.1 years, 4) dividend yields of 0%, 5) risk free rates of 2.99-3.01%, and 6) volatility of 171.8%.

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

The following table summarizes the Company’s debt related derivative liability as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Level 1	Level 2	Level 3	Fair Value

Liabilities
Warrant derivative liability	$-	$-	$329	$329

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value

Liabilities
Warrant derivative liability	$-	$-	$1,130	$1,130

Note 8. Loans Payable

The Company received $71 from loans payable on June 30, 2022. The loans bear annual interest of 7% and the maturity date has not yet been determined.

Note 9. Leases

In December 2019, the Company entered an office lease in connection with the relocation of its executive office to Raleigh, North Carolina. The Company accounted for this lease as an operating lease under the guidance of Topic 842. Rent expense under the new lease is $3 per month, with annual increases of 3% during the three-year term. The Company used an incremental borrowing rate of 29.91% based on the weighted average effective interest rate of its outstanding debt. In December 2019, the Company recorded a Right of Use Asset of $79 and a corresponding Lease Liability of $79. The Right to Use Asset is accounted for as an operating lease and has a balance, net of amortization, of $20 as of June 30, 2022.

On November 1, 2021, the Company entered into a lease agreement to lease a contiguous portion of land to its existing property, as a planting area for trees intended to mitigate noise from the Company’s cryptocurrency mining operations. The agreement calls for yearly installments of $3 for the first five years, with an option to extend this lease for another five-year period at a rate not to exceed 105% of the current lease payment. On each anniversary date, the Company will pay $3 in advance, with payment for the first year paid upon execution of the lease. The Company used an incremental borrowing rate of 8.0% based on the interest rate of incorporated in the most recent promissory note. At lease inception, the Company recorded a Right of Use Asset of $22 and a corresponding Lease Liability of $22. The Right to Use Asset is accounted for as an operating lease and has a balance, net of amortization, of $21 as of June 30, 2022.

Total future minimum payments required under the lease agreement are as follows:

Amount
2022	$22
2023	3
2024	3
2025	3
2026	3
Thereafter	12
Total undiscounted minimum future lease payments	$46
Less Imputed interest	(9)
Present value of operating lease liabilities	$37
Disclosed as:
Current portion	$19
Non-current portion	18

The Company recorded rent expense of $10 and $9 for the three months ended June 30, 2022 and 2021, respectively, and $20 and $18 for the six months ended June 30, 2022 and 2021, respectively.

At June 30, 2022 the weighted average interest rate for the operating lease was 18.35%. At June 30, 2022, the weighted average remaining lease term for operating lease was 5.2 years. The Company’s lease agreement does not contain any material residual value guarantees or material restrictive covenants.

Note 10. Common Stock and Preferred Stock

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

During the three months ended June 30, 2022, 4,364,897 warrants with an embedded conversion feature were exercised on a cashless basis for the issuance of 20,000,000 shares of common stock (see below). Of those shares, 10,000,000 were ordered on June 30, 2022, but issued on July 5, 2022, and classified on the balance sheet as common stock to be issued.

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

During the six months ended June 30, 2022, 15,562,827 warrants were exercised on a cashless basis for the issuance of 54,000,000 shares of common stock. Upon cashless exercise, the Company calculated the fair value of derivative liability on warrants of $209, compared it to the fair value of 54,000,000 shares of $788 and recorded a loss on extinguishment of $579. The Company valued the warrant derivative liability using the Black-Scholes option pricing model using the following assumptions on the date of each exercise: 1) stock prices of $0.007 - $0.019, 2) exercise prices of $0.05, 3) remaining lives of 3.7 – 4.2 years, 4) dividend yields of 0%, 5) risk free rates of 1.53% - 2.99%, and 6) volatility of 171.8% - 175.6%.

The following table summarizes information about shares issuable under warrants outstanding during the six months ended June 30, 2022:

	Warrant shares outstanding	Weighted average exercise price		Weighted average remaining life	Intrinsic value
Outstanding at January 1, 2021		$		-	-
Issued	88,885,704		0.05	5.0	-
Exercised	(14,270,833)		0.05	-	-
Expired or cancelled	-			-	-
Outstanding and exercisable at December 31, 2021	74,614,871		0.05	4.47	-
Exercised	(15,562,827)		0.05	-	-
Outstanding and exercisable at June 30, 2022	59,052,044		$0.05	3.91	$-

Note 11. Commitments and Contingencies

Legal proceedings

From time-to-time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. During the period covered by this report, there were no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K, as filed with the SEC on March 31, 2022.

Bitcoin Production Equipment and Operations

In August 2018, the Company entered a collaborative venture with Bit5ive, LLC to develop a fully contained crypto currency mining pod (the “POD5 Agreement”) for a term of five years. In exchange for an initial capital investment as well as engineering and design expertise, the Company receives royalty payments from Bit5ive, LLC. During the three and six months ended June 30, 2022, the Company received no royalties under this agreement. During the three and six months ended June 30, 2021, the Company received royalties and recorded other income of $6 and $13, respectively.

Electricity Contract

MGT’s prior electricity agreement with the City of LaFayette expired on September 30, 2021. The Company and City of LaFayette are currently operating on a month-to-month basis without a contract.

Note 12. Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. During the six months ended June 30, 2022 and 2021, the Company made contributions to the 401(k) Plan of $6 and $6, respectively.

Note 13. Subsequent Events

On August 5, 2022, the Company sold 22.8 million shares of common stock to an accredited investor for $228. The investor also received warrants to acquire an equal number of common shares at exercise prices of $0.03 per share to $0.12 per share.

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

As of June 30, 2022 and August 15, 2022, the Company owned 430 Antminer S17 Pro (the “S17 miners”) and 37 Antminer S19 Pro Bitcoin miners. All miners are located at our Georgia facility. Over three-quarters of the S17 miners require various repairs to be productive. We are in the process of selling our remaining S17 miners, as well as loose hash boards, power supplies, controller boards, and other parts.

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

Hosting Revenues

We receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $222 and $414 from these sources during the three and six months ended June 30, 2022, respectively. During the three and six months ended June 30, 2022, two customers accounted for 89% and 90%, respectively, of hosting revenue. There were no hosting revenues for the six months ended June 30, 2021.

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

Recent accounting pronouncements

See Note 3 to our unaudited condensed financial statements appearing in Part I, Item 1 of this Quarterly Report for Recent Accounting Pronouncements.

Results of operations

Three months ended June 30, 2022 and 2021

Revenues

Our revenues for the three months June 30, 2022 increased by $46, or 19%, to $284 as compared to $238 for the three months ended June 30, 2021. Our revenue is derived from cryptocurrency mining, which totaled $62 for the three months ended June 30, 2022 and $238 during the three months ended June 30, 2021. The decrease in mining revenues for this period is due to a decrease in the number of miners from the previous year.

We also receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The company has recognized $222 and $0 during the three months ended June 30, 2022 and 2021, respectively.

Operating Expenses

Operating expenses for the three months ended June 30, 2022 increased by $449, or 65%, to $1,135, as compared to $686 for the three months ended June 30, 2021. The increase in operating expenses was primarily due to an increase in cost of revenue of $516, partially offset by a decrease in general and administrative expenses of $67.

The increase in cost of revenue of $516 or 218% to $753, as compared to $237 for the three months ended June 30, 2021 was primarily due to increased electricity costs from hosting services. The decrease in general and administrative expenses of $67 or 15%, to $382, as compared to $449 for the three months ended June 30, 2021, was primarily due to a decrease in legal and professional fees of $48 and decrease in salaries of $22.

Other Income and Expense

For the three months ended June 30, 2022, non–operating income of $886 consisted primarily of a gain on change in fair value of warrants derivative liability of $999, other income of $48 and interest income of $1, partially offset by loss on settlement of derivative of $162. Other income of $48 consisted of an amount settled with a vendor. During the comparable period ended June 30, 2021, non–operating expense of $217 consisted of loss on settlement of derivative of $30, accretion of debt discount of $208 and interest expense of $29, partially offset by change in fair value of derivative liability of $35 non-operating income of $6 and a gain on sale of property and equipment of $9.

Six months ended June 30, 2022 and 2021

Revenues

Our revenues for the six months ended June 30, 2022 increased by $15, or 3%, to $539 as compared to $524 for the six months ended June 30, 2021. Our revenue is derived from cryptocurrency mining, which totaled $125 for the six months ended June 30, 2022 and $524 during the six months ended June 30, 2021. The decrease in mining revenues is due to a decrease in the number of miners from the previous year.

We also receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The company recognized $414 and $0 during the six months ended June 30, 2022 and 2021, respectively.

Operating Expenses

Operating expenses for the six months ended June 30, 2022 increased by $664, or 47%, to $2,085 as compared to $1,421 for the six months ended June 30, 2021. The increase in operating expenses was due to increases in cost of revenue of $812, offset by decreases in general and administrative expenses of $148.

The increase in cost of revenue of $812, or 167%, to $1,299, as compared to $487 for the six months ended June 30, 2021 was primarily due to increased electricity costs from hosting services. The decrease in general and administrative expenses of $148 or 16% to $786 as compared to $934 for the six months ended June 30, 2021, was primarily due to decreases in legal and professional fees of $181 and decrease in salary expense of $24.

Other Income and Expense

For the six months ended June 30, 2022, non–operating income of $63 consisted primarily of gain on change in fair value of derivative of $592, commercial vendor settlement of $48 and interest income of $2, partially offset by loss on settlement of derivative of $579. During the comparable period ended June 30, 2021, non–operating expenses of $349 consisted primarily of accretion of debt discount of $270, change in fair value of derivative of $33, a loss on settlement of derivative of $30, and interest expense of $39, partially offset by a gain on sale of property and equipment of $10 and non-operating income of $13.

Liquidity and capital resources

Sources of Liquidity

We have historically financed our business through the sale of debt and equity interests. We have incurred significant operating losses since inception and continue to generate losses from operations and as of June 30, 2022 have an accumulated deficit of $421,411. At June 30, 2022, our cash and cash equivalents were $313, and our working capital deficit was $844.

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

The price of Bitcoin is volatile, and fluctuations are expected. Declines in the price of Bitcoin have had a negative impact on our operating results and liquidity and could harm the price of our common stock. Movements may be influenced by various factors, including, but not limited to, government regulation, security breaches experienced by service providers, as well as political and economic uncertainties around the world. Since we record revenue based on the price of earned Bitcoin and we may retain such Bitcoin as an asset or as payment for future expenses, the relative value of such revenues may fluctuate, as will the value of any Bitcoin we retain. During the period January 1, 2022 through June 30, 2022, the price of Bitcoin remained very volatile, with a low and high exchange price per Bitcoin of approximately $18 and $48, respectively.

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

Inflation

Electricity and other prices are vulnerable to inflation.

Cash Flows

	Six Months ended June 30,
	2022	2021
Cash provided by / (used in)
Operating activities	$(882)	$(638)
Investing activities	(68)	141
Financing activities	33	1,000
Net increase (decrease) in cash and cash equivalents	$(917)	$503

Operating activities

Net cash used in operating activities was $882 for the six months ended June 30, 2022 as compared to net cash used in operating activities of $638 for the six months ended June 30, 2021. Cash used in operating activities for the six months ended June 30, 2022 primarily consisted of a net loss of $1,483 offset by non-cash charges of $84 which includes depreciation of $97, loss on settlement of derivative of $579, partially offset by change in fair value of derivative liability of $592, and cash provided by changes in working capital of $517.

Investing activities

Net cash used in investing activities was $68 for the six months ended June 30, 2022 which consisted of purchases of property and equipment of $68.

Net cash provided by investing activities was $141 for the six months ended June 30, 2021 consisted of proceeds from the sale of property and equipment of $141.

Financing activities

Net cash provided by financing activities was $33 for the six months ended June 30, 2022 which consisted of proceeds from loans payable.

During the six months ended June 30, 2021, cash provided by financing activities totaled $1,000 from proceeds of the receipt of a convertible promissory note.

Off–balance sheet arrangements

As of June 30, 2022, we had no obligations, assets or liabilities which would be considered off–balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off–balance sheet arrangements.

Item 3. Quantitative and qualitative disclosures about market risk

The Company is not exposed to market risk related to interest rates on foreign currencies.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as June 30, 2022 due to the following material weakness in our internal control over financial reporting: Our small number of employees does not allow for sufficient segregation of duties and independent review of duties performed.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer and principal financial officer), we performed a complete documentation of the Company’s significant processes and key controls, and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2022, there were no changes to internal control over financial reporting.

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

Item 2. Unregistered sales of equity securities and use of proceeds

On April 28, 2022, the Company issued 10,000,000 shares of common stock to satisfy a partial cashless exercise of 2,655,890 warrants issued on September 30, 2021.

On June 30, 2022, the company ordered the issuance of 10,000,000 shares of common stock to satisfy a partial cashless exercise of 1,709,007 warrants issued on September 30, 2021. The shares were issued on July 5, 2022.

As a result of these exercises, the number of warrants outstanding was reduced to 59,052,044.

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

MGT CAPITAL INVESTMENTS, INC

Date: August 15, 2022	By:	/s/ Robert B. Ladd
Robert B. Ladd
President, Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

