Form 10-Q
period 2022-09-30
MGT CAPITAL INVESTMENTS, INC.
filed 2022-11-14
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☐ No ☒

As of November 14, 2022, there were 703,770,903 shares of the registrant’s Common stock, $0.001 par value per share, issued and outstanding .

MGT CAPITAL INVESTMENTS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MGT CAPITAL INVESTMENTS, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands, except per-share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$1,251	$1,230
Accounts receivable	35	180
Intangible digital assets	5	-
Prepaid expenses and other current assets	12	125
Total current assets	1,303	1,535

Non-current assets
Property and equipment, at cost, net	1,151	1,229
Right of use asset, operating lease, net of accumulated amortization	32	55
Investment - Available for sale	50	50
Other assets	6	3
Total assets	$2,542	$2,872

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$509	$211
Accrued expenses and other payables	10	105
Note payable, net of discount	15	-
Deferred revenue	33	-
Security deposit	105	245
Operating lease liability	11	35
Derivative liability	10,525	-
Warrant derivative liability	6,970	1,130
Total current liabilities	18,178	1,726

Non-current liabilities
Operating lease liability	19	17
Total liabilities	18,197	1,743

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Undesignated preferred stock, $0.001 par value, 8,489,800 shares authorized. No shares issued and outstanding at September 30, 2022 and December 31, 2021.	-	-
Series B preferred stock, $0.001 par value, 10,000 shares authorized. No shares issued or outstanding at September 30, 2021 and December 31, 2021.	-	-
Series C convertible preferred stock, $0.001 par value, 200 share authorized. 0 and 115 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	-
Common stock to be issued		-
Common stock, $0.001 par value; 2,500,000,000 shares authorized; 703,770,903 and 606,970,903 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	704	607
Additional paid-in capital	421,468	420,450
Accumulated deficit	(437,827)	(419,928)
Total stockholders’ equity	(15,655)	1,129

Total Liabilities and Stockholders’ Equity	$2,542	$2,872

See accompanying notes to these unaudited condensed financial statements

MGT CAPITAL INVESTMENTS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue
Bitcoin mining	$27	$104	$152	$628
Hosting services	119	69	533	69
Total revenue	146	173	685	697

Operating expenses
Cost of revenue	224	264	1,523	751
General and administrative	394	313	1,180	1,247
Total operating expenses	618	577	2,703	1,998

Operating loss	(472)	(404)	(2,018)	(1,301)

Other non-operating income (expense)
Interest expense	(5)	(302)	(5)	(341)
Interest income	1	-	3	-
Change in fair value of warrant derivative liability	(4,109)	451	(3,517)	451
Change in fair value of derivative liability	(6,318)	(46)	(6,318)	(79)
Loss on settlement of derivative	(178)	-	(757)	-
Accretion of debt discount	(5,339)	(256)	(5,339)	(526)
Gain on settlement of payables	-	675	-	675
Loss on settlement of debt	(48)	(511)	-	(541)
Gain on sale of property and equipment	-	254	-	264
Other income	52	(235)	52	(222)
Total non-operating expense	(15,944)	30	(15,881)	(319)

Net loss	(16,416)	(374)	(17,899)	(1,620)

Deemed dividend	-	-	-	-

Net loss attributable to common stockholders	$(16,416)	$(374)	$(17,899)	$(1,620)
Per-share data
Basic and diluted loss per share	$(0.02)	$(0.00)	$(0.03)	$(0.00)

Weighted average number of common shares outstanding	678,439,035	573,543,149	650,748,844	546,853,635

See accompanying notes to these unaudited condensed financial statements

MGT CAPITAL INVESTMENTS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Common stock to be	Additional Paid-	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	issued	In Capital	Deficit	Equity
Balance at January 1, 2022		$-	606,970,903	$607	$-	$420,450	$(419,928)	$1,129
Cashless exercise of warrants and extinguishment of related warrant derivative liability	-	-	34,000,000	34	-	554	-	588
Net loss	-	-		-	-	-	(1,518)	(1,518)
Balance at March 31, 2022 (unaudited)	-	$-	640,970,903	$641	$-	$421,004	$(421,446)	$199
Cashless exercise of warrants and extinguishment of related warrant derivative liability	-	-	10,000,000	10	70	120	-	200
Net income	-	-	-	-	-	-	35	35
Balance at June 30, 2022 (unaudited)	-	-	650,970,903	651	70	421,124	(421,411)	434
Issuance of common stock and warrants	-	-	32,800,000	33	(70)	164	-	127
Cashless exercise of warrants and extinguishment of related warrant derivative liability	-	-	20,000,000	20	-	180	-	200
Net loss	-	-	-	-	-	-	(16,416)	(16,416)
Balance at September 30, 2022 (unaudited	-	$-	703,770,903	$704	$-	$421,468	$(437,827)	$(15,655)

	Preferred Stock		Common Stock		Additional Paid-	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity
Balance at January 1, 2021	115	$-	506,779,781	$507	$418,373	$(418,389)	$491
Common stock issued on conversion of Preferred C shares	(115)	-	29,870,130	30	(30)	-	-
Beneficial conversion feature	-	-	-	-	1,000	-	1,000
Net loss	-	-	-	-	-	(581)	(581)
Balance at March 31, 2021 (unaudited)	-	-	536,649,911	$537	$419,343	(418,970)	910
Common stock issued on conversion of notes payable	-	-	4,761,905	4	233	-	237
Net Loss	-	-	-	-		(665)	(665)
Balance at June 30, 2021 (unaudited)	-	-	541,411,816	541	419,576	(419,635)	482
Issuance of common stock and warrants	-	-	35,385,703	35	(10)	-	25
Common stock issued on conversion of notes payable	-	-	6,673,384	7	273	-	280
Net Loss	-	-	-	-	-	(374)	(374)
Balance at September 30, 2021 (unaudited)	-	$-	583,470,903	$583	$419,839	$(420,009)	$413

See accompanying notes to these unaudited condensed financial statements

MGT CAPITAL INVESTMENTS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(17,899)	$(1,620)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	147	548
Gain (loss) on sale of property and equipment	-	(264)
Loss on settlement of debt	-	541
Change in fair value of warrant derivative liability	3,517	(451)
Change in fair value of derivative liability	6,318	79
Loss on settlement of derivative	757	-
Amortization of note discount	5,339	526
Gain on settlement of payables	-	(675)
Non-operating expense	-	306
Non-cash interest expense	-	270
Change in operating assets and liabilities
Accounts receivable	145	-
Prepaid expenses and other current assets	113	(190)
Intangible digital assets	(5)	4
Other assets	(3)	120
Operating lease liability	1	(1)
Accounts payable	336	(495)
Accrued expenses	(95)	(52)
Deferred revenue	33	-
Security deposit	(140)	-
Net cash provided by (used) in operating activities	(1,436)	(1,354)

Cash Flows From Investing Activities
Purchase of property and equipment	-	(41)
Proceeds from sale of property and equipment	(68)	426
Net cash provided by (used in) investing activities	(68)	385

Cash Flows From Financing Activities
Proceeds from convertible note payable	1,335	1,000
Proceeds from sale of stock under equity purchase agreement, net of issuance costs	228	990
Repayment of loan payable	(71)	-
Proceeds from loans payable	33	-
Net cash provided by financing activities	1,525	1,990

Net change in cash and cash equivalents	21	1,021

Cash and cash equivalents, beginning of period	1,230	236
Cash and cash equivalents, end of period	$1,251	$1,257

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Non-cash investing and financing activities
Conversion of notes payable into common stock	$-	$230
Exchange of notes payable to warrants	$-	$1,210
Cashless exercise of warrants and extinguishment of related warrant derivative liability	$988	$-
Discount related to convertible promissory note	$1,500	$-
Derivative liabilities related to convertible debt and warrants	$6,761	$-
Accounts payable settled with loan payable	$38	$-

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

As of September 30, 2022 and November 14, 2022, the Company owned 430 and 230 S17 Antminer Pro (“S17 miners”), respectively and 37 Antminer S19 Pro Bitcoin miners. All miners are located at our Georgia facility. Over three-quarters of the S17 miners require various repairs to be productive. We are in the process of selling our remaining S17 miners, as well as loose hash boards, power supplies, controller boards, and other parts.

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

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10–Q and Rule 8 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022. Operating results for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2022.

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

Note 2. Going Concern and Management’s Plans

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2022, the Company had incurred significant operating losses since inception and continues to generate losses from operations. As of September 30, 2022, the Company had an accumulated deficit of $437,827. As of September 30, 2022 MGT’s cash and cash equivalents were $1,251.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents. The Company’s combined accounts were $1,251 and $1,230 as of September 30, 2022 and December 31, 2021, respectively. Accounts are insured by the FDIC up to $250 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of September 30, 2022, and December 31, 2021, the Company had $750 and $980, respectively, in excess of the FDIC insurance limit.

Accounts Receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. As of September 30, 2022 and December 31, 2021, we did not believe we needed to reserve for any doubtful accounts, respectively.

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

The following table presents the activities of digital currencies for the periods ended September 30, 2022 and December 31, 2021:

Digital currencies at January 1, 2021	$4
Additions of digital currencies from mining	686
Realized gain on sale of digital currencies	1
Sale of digital currencies	(691)
Digital currencies at December 31, 2021	-
Additions of digital currencies from mining	152
Realized gain on sale of digital currencies	(2)
Sale of digital currencies	(145)
Digital currencies at September 30, 2022	$5

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

Hosting Revenues

We receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $119 and $533 from these sources during the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2022, two customers accounted for 91% and 79%, respectively of hosting revenue. The Company recognized $69 and $69 from these sources during the three and nine months ended September 30, 2021, respectively.

Other Income

Other income for the three and nine months ended September 30, 2022 consisted of a commercial vendor settlement and the sale of some spare parts. Other income for the three and nine months ended September 30, 2021 consisted of POD5 royalties and the sale of spare parts.

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

Accordingly, the computation of diluted loss per share for the three and nine months ended September 30, 2022 excludes 682,912,940 shares issuable upon the exercise of outstanding warrants and 335,488,026 shares issuable upon the conversion of convertible notes payable. The computation of diluted loss per share for the three and nine months ended September 30, 2021 excludes 88,885,704 shares issuable upon the exercise of outstanding warrants.

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

As of September 30, 2022 had Level 3 financial instruments consisting of derivative liabilities relating to the conversion feature of convertible debt and the issuance of warrants. As of December 31, 2021, the Company had a Level 3 financial instrument related to the derivative liability related to the issuance of warrants.

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

Note 4. Accounts receivable

Accounts receivable balances of $35 and $180 as of September 30, 2022 and December 31, 2021, respectively, are from customers using the Company’s miner hosting and facility rental services.

Note 5. Property, Plant, and Equipment and Other Assets

Property and equipment consisted of the following:

	As of
	September 30, 2022	December 31, 2021
Land	$55	$55
Computer hardware and software	10	10
Bitcoin mining machines	798	910
Infrastructure	1,185	1,117
Containers	403	403
Leasehold improvements	4	4
Property and equipment, gross	2,455	2,499
Less: Accumulated depreciation	(1,304)	(1,270)
Property and equipment, net	$1,151	$1,229

The Company recorded depreciation expense of $50 and $147 for the three and nine months ended September 30, 2022, respectively. The Company recorded depreciation expense of $169 and $548 for the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2021, gains on sale of property and equipment of $254 and $264, respectively, were recorded as other non-operating income. There were no sales of equipment in the nine month period ended September 30, 2022. For the three and nine months ended September 30, 2022 we disposed of a total of 50 S17 miners which were fully depreciated.

Other Assets consisted of the following:

	As of
	September 30, 2022	December 31, 2021

Security deposits	$3	$3
Interest receivable	3	-
Other Assets	$6	$3

The Company has paid $3 as a security deposit for its office lease in Raleigh, NC.

Note 6. Investment

In December 2021, the Company invested $50 in the form of a convertible promissory note. The note bears annual interest of 8% and matures on December 31, 2024. The note contains certain anti-dilution features with an as-converted ownership of 5%. As of September 30, 2022, the Company determined that book value represented fair value with no adjustment necessary.

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

September 2022 Note

On September 12, 2022, the Company entered into a securities purchase agreement, pursuant to which the Company received $1,335 in exchange for the issuance of a secured convertible promissory note (the “September 2022 Note”) in the principal amount of $1,500 with an original issue discount of $165. Any time prior to a change of control transaction, the September 2022 Note is convertible into 30% of the outstanding shares of the Company’s common stock on the conversion date on a post-conversion basis (the “Conversion Shares”). The September 2022 Note matures December 31, 2023 and bears interest at a rate of 6% per annum.

Additionally, the Company issued to the lender three series of warrants (collectively, the “Warrants”). Each of the Series of Warrants is exercisable into 60% of the Conversion Shares and has a term of three years. The Warrants have exercise prices as follows:

●	Series X Warrant, the lower of $0.02 and 120% of the closing price on the date of exercise;
●	Series Y Warrant, the lower of $0.04 and 150% of the closing price on the date of exercise; and
●	Series Z Warrant, the lower of $0.06 and 200% of the closing price on the date of exercise.

The Company has previous warrants outstanding whereby it cannot conclude that it has enough authorized and unissued shares to satisfy the settlement requirements for those already outstanding warrants. As a result, the equity environment would be considered tainted, and the conversion feature and the attached warrants are treated as derivative liabilities.

The Monte Carlo Simulation was calculated using the following assumptions:

	September 12, 2022	September 30, 2022
Stock price	$0.006	$0.013
Term (years)	1.30	1.25
Annual volatility	143.91%	154.04%
Annual expected return	8.77%	9.22%
Discount rate	3.60%	4.05%
Dividend yield	0%	0%

Derivative Liability

The Company’s activity in its convertible debt related derivative liability was as follows for the three and nine months ended September 30, 2022:

Balance of derivative liability at January 1, 2022	$-
Transfer in due to issuance of convertible promissory note with embedded conversion features	4,207
Change in fair value of derivative liability	6,318
Balance of derivative liability at September 30, 2022	$10,525

As of September 30, 2022, the fair value of the warrant derivative liability was $10,525 and for the three and nine months ended September 30, 2022 the Company recorded a loss of $6,318 from the change in fair value of derivative warrant liability as non-operating income in the statements of operations. The Company valued the derivative liability using the used the Monte Carlo Simulation Method because of the unknown stock price at the future time of conversion.

Warrant Derivative Liabilities

The Company’s activity in its warrant related derivative liability was as follows for the three and nine months ended September 30, 2022:

Balance of derivative liability at January 1, 2021	$246
Transfer in due to issuance of warrants with embedded conversion features	2,492
Transfer out upon conversion of convertible notes and warrants with embedded conversion provisions	(732)
Change in fair value of warrant liability	(955)
Change in fair value of derivative liability	79
Balance of derivative liability at December 31, 2021	1,130
Transfer out upon exercise of warrants	(171)
Change in fair value of warrant liability	407
Balance of derivative liabilities at March 31, 2022	1,366
Transfer out upon exercise of warrants	(38)
Change in fair value of warrant liability	(999)
Balance of derivative liabilities at June 30, 2022	329
Transfer in due to issuance of warrants	2,554
Transfer out upon exercise of warrants	(22)
Change in fair value of warrant liability	4,109
Balance of derivative liabilities at September 30, 2022	$6,970

The Company recorded loss on settlement of derivative liability in the amount of $178 and $757 for the three and nine months ended September 30, 2022, respectively. The Company had no settlement of derivative liabilities for the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022, the fair value of the warrant derivative liabilities was $6,970 and for the three and nine months ended September 30, 2022 the Company recorded losses of $4,109 and $3,517, respectively, from the change in fair value of derivative warrant liability as non-operating income in the statements of operations. The Company valued the warrant derivative liabilities other than the warrants issued as part of the debt financing using the Black-Scholes option pricing model using the following assumptions as of September 30, 2022: 1) stock price of $0.013, 2) exercise prices of $0.03 - 0.12, 3) remaining lives of 2.85 – 3.81 years, 4) dividend yields of 0%, 5) risk free rates of 4.25%, and 6) volatility of 167.0 - 173.1%. The Company valued the warrant derivative liability relating to the warrants issued in the 2022 debt financing using the used the binomial lattice model because of the variable exercise price whereby the warrants have the following exercise prices:

•	Series X Warrants, the lower of $0.02 and 120% of the closing price on the date of exercise
•	Series Y Warrants, the lower of $0.04 and 150% of the closing price on the date of exercise
•	Series Z Warrants, the lower of $0.06 and 200% of the closing price on the date of exercise

The following assumptions were used in the binomial lattice model as follows:

	September 12, 2022	September 30, 2022
Stock price	$0.006	$0.013
Exercise price(s)	Variable (see above exercise prices)	Variable (see above exercise prices)
Term (years)	3.00	2.95
Annual volatility	167.43%	171.21%
Discount rate	3.60%	4.25%
Dividend yield	0%	0%

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

The following table summarizes the Company’s debt related derivative liabilities as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Level 1	Level 2	Level 3	Fair Value

Derivative liability	$-	$-	$10,525	$10,525
Warrant derivative liability	-	-	6,970	6,970

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value

Warrant derivative liability	$-	$-	$1,130	$1,130

Note 8. Loans Payable

The Company received $71 from loans payable on June 30, 2022. The loans bear annual interest of 7% and the maturity date has not been determined. The loans were repaid during the three months ended September 30, 2022.

Note 9. Leases

In December 2019, the Company entered an office lease in connection with the relocation of its executive office to Raleigh, North Carolina. The Company accounted for this lease as an operating lease under the guidance of Topic 842. Rent expense under the new lease is $3 per month, with annual increases of 3% during the three-year term. The Company used an incremental borrowing rate of 29.91% based on the weighted average effective interest rate of its outstanding debt. In December 2019, the Company recorded a Right of Use Asset of $79 and a corresponding Lease Liability of $79. The Right to Use Asset is accounted for as an operating lease and has a balance, net of amortization, of $12 as of September 30, 2022.

On November 1, 2021, the Company entered into a lease agreement to lease a contiguous portion of land to its existing property, as a planting area for trees intended to mitigate noise from the Company’s cryptocurrency mining operations. The agreement calls for yearly installments of $3 for the first five years, with an option to extend this lease for another five-year period at a rate not to exceed 105% of the current lease payment. On each anniversary date, the Company will pay $3 in advance, with payment for the first year paid upon execution of the lease. The Company used an incremental borrowing rate of 8.0% based on the interest rate of incorporated in the most recent promissory note. At lease inception, the Company recorded a Right of Use Asset of $22 and a corresponding Lease Liability of $22. The Right to Use Asset is accounted for as an operating lease and has a balance, net of amortization, of $20 as of September 30, 2022.

Total future minimum payments required under the lease agreement are as follows:

Amount
2022	$13
2023	3
2024	3
2025	3
2026	3
Thereafter	12
Total undiscounted minimum future lease payments	$37
Less Imputed interest	(7)
Present value of operating lease liabilities	$30
Disclosed as:
Current portion	$11
Non-current portion	19

The Company recorded rent expense of $9 and $9 for the three months ended September 30, 2022 and 2021, respectively, and $29 and $27 for the nine months ended September 30, 2022 and 2021, respectively.

At September 30, 2022 the weighted average interest rate for the operating lease was 14.88%. At September 30, 2022, the weighted average remaining lease term for operating lease was 6.3 years. The Company’s lease agreement does not contain any material residual value guarantees or material restrictive covenants.

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

During the three months ended June 30, 2022, 4,364,897 warrants with an embedded conversion feature were exercised on a cashless basis for the issuance of 20,000,000 shares of common stock (see below). Of those 20,000,000 shares, 10,000,000 were issued in July 2022.

During the three months ended September 30, 2022, 2,817,552 warrants with an embedded conversion feature were exercised on a cashless basis for the issuance of 20,000,000 shares of common stock (see below).

On August 5, 2022, the Company issued 22,800,000 shares of common stock and 22,800,000 warrants to purchase common stock for consideration of $228,000.

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

On August 5, 2022, the Company sold 22,800,000 shares of common stock and issued three warrants, each to purchase 7,600,0000 shares of common stock for consideration of $228,000. Subject to the terms and adjustments in the Warrants, the Warrants are exercisable at initial prices of $0.03, $0.06, and $0.12 per share, for three years from August 5, 2022.

During the nine months ended September 30, 2022, 18,380,379 warrants were exercised on a cashless basis for the issuance of 74,000,000 shares of common stock. Upon cashless exercise, the Company calculated the fair value of derivative liability on warrants of $231, compared it to the fair value of 74,000,000 shares of $988 and recorded a loss on extinguishment of $757. The Company valued the warrant derivative liability using the Black-Scholes option pricing model using the following assumptions on the date of each exercise: 1) stock prices of $0.007 - $0.019, 2) exercise prices of $0.05, 3) remaining lives of 3.5 – 4.2 years, 4) dividend yields of 0%, 5) risk free rates of 1.53% -3.79%, and 6) volatility of 169.28% - 175.6%.

The following table summarizes information about shares issuable under warrants outstanding during the nine months ended September 30, 2022:

	Warrant shares outstanding	Weighted average exercise price		Weighted average remaining life		Intrinsic value

Outstanding at January 1, 2021		$		-		-
Issued	88,885,704		0.05		5.0		-
Exercised	(14,270,833)		0.05		-		-
Expired or cancelled	-				-		-
Outstanding and exercisable at December 31, 2021	74,614,871		0.05		4.47		-
Issued	626,678,448		0.07		3.00		-
Exercised	(18,380,379)		0.05				-
Outstanding and exercisable at September 30, 2022	682,912,940		$0.06		3.43		$-

(*)Of the 626,678,488 shares issued during the period and 682,912,940 shares outstanding and exercisable at the end of the period, the weighted average exercise price and weighted average remaining life was not included for 626,678,488 warrants because their exercise price is variable. See Note 7 for the exercise prices of Series X, Y, and Z warrants. Series X, Y, and Z warrants expire on September 11, 2025.

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

Bitcoin Production Equipment and Operations

In August 2018, the Company entered a collaborative venture with Bit5ive, LLC to develop a fully contained crypto currency mining pod (the “POD5 Agreement”) for a term of five years. In exchange for an initial capital investment as well as engineering and design expertise, the Company receives royalty payments from Bit5ive, LLC. During the three and nine months ended September 30, 2022, the Company received no royalties under this agreement. During the three and nine months ended September 30, 2021, the Company received royalties and recorded other income of $66 and $72, respectively.

Electricity Contract

MGT’s prior electricity agreement with the City of LaFayette expired on September 30, 2021. The Company and City of LaFayette are currently operating on a month-to-month basis without a contract.

Note 12. Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. During the nine months ended September 30, 2022 and 2021, the Company made contributions to the 401(k) Plan of $3 and $2, respectively.

Note 13. Subsequent Events

The Company has evaluated the impacts of subsequent events through November 14, 2022 and has determined that no such events occurred that were required to be reflected in the unaudited condensed financial statements.

Item 2. Management’s discussion and analysis of financial condition and results of operations

This report contains forward-looking statements including our liquidity. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include a decrease in the price of Bitcoin, unforeseen issues at our hosting facility as well those risk factors contained in our filings with the SEC, including our Form 10-K filed on March 31, 2022. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Executive summary

MGT Capital Investments, Inc. (“MGT” or the “Company”) is a Delaware corporation that was incorporated in Delaware in 2000. MGT was originally incorporated in Utah in 1977. MGT’s corporate office is in Raleigh, North Carolina.

All dollar figures set forth in this report are in thousands, except per-share amounts.

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

As of September 30, 2022 and November 15, 2022, the Company owned 430 and 230 Antminer S17 Pro (the “S17 miners”), respectively and 37 Antminer S19 Pro Bitcoin miners. All miners are located at our Georgia facility. In October 2022, we scrapped 200 S17 miners. We are in the process of selling our remaining S17 miners, as well as loose hash boards, power supplies, controller boards, and other parts.

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

Critical accounting policies and estimates

Our discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The notes to the unaudited condensed financial statements contained in this report describe our significant accounting policies used in the preparation of the unaudited condensed financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We continually evaluate our critical accounting policies and estimates.

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

Hosting Revenues

We receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $119 and $533 from these sources during the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2022, two customers accounted for 91% and 79%, respectively of hosting revenue. The Company recognized $69 and $69 from these sources during the three and nine months ended September 30, 2021, respectively.

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

Recent accounting pronouncements

See Note 3 to our unaudited condensed financial statements appearing in Part I, Item 1 of this report for Recent Accounting Pronouncements.

Results of operations

Three months ended September 30, 2022 and 2021

Revenues

Our revenues for the three months September 30, 2022 decreased by $27, or 16%, to $146 as compared to $173 for the three months ended September 30, 2021.

Our revenue is derived from cryptocurrency mining, which totaled $27 for the three months ended September 30, 2022 and $104 during the three months ended September 30, 2021. The decrease in mining revenues for this period is due to a decrease in the number of miners from the previous year. We also receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The company has recognized $119 and $69 during the three months ended September 30, 2022 and 2021, respectively.

Operating Expenses

Operating expenses for the three months ended September 30, 2022 increased by $41, or 7%, to $618, as compared to $577 for the three months ended September 30, 2021. The increase in operating expenses was primarily due to an increase in general and administrative expenses of $81, partially offset by a decrease in cost of revenue of $40.

The decrease in cost of revenue of $40 or 15% to $224, as compared to $264 for the three months ended September 30, 2021 was primarily due to decreased electricity costs from hosting services. The increase in general and administrative expenses of $81 or 26%, to $394, as compared to $313 for the three months ended September 30, 2021, was primarily due to an increase in legal and professional fees of $81.

Other Income and Expense

For the three months ended September 30, 2022, non–operating expense of $15,944 consisted primarily of a loss on change in fair value of warrants derivative liability of $4,109, change in the fair value of the derivative liability of $6,318, accretion of debt discount of $5,339, loss on settlement of derivative of $178, loss on settlement of debt of $48, and interest income of $1, partially offset by other income of $52 and interest income of $1. Other income of $52 consisted of an amount settled with a vendor. During the comparable period ended September 30, 2021, non–operating income of $30 consisted primarily of change in fair value of warrants derivative liability of $451, gain on settlement of payables of $675 and a gain on sale of property and equipment of $254, partially offset by accretion of debt discount of $256, loss on settlement of debt of $511, other expense of $235, change in fair value of derivative liability of $46 and interest expense of $302.

Nine months ended September 30, 2022 and 2021

Revenues

Our revenues for the nine months ended September 30, 2022 decreased by $12, or 2%, to $685 as compared to $697 for the nine months ended September 30, 2021. Our revenue is derived from cryptocurrency mining, which totaled $152 for the nine months ended September 30, 2022 and $628 during the nine months ended September 30, 2021. The decrease in mining revenues is due to a decrease in the number of miners from the previous year.

We also receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The company recognized $533 and $69 during the nine months ended September 30, 2022 and 2021, respectively.

Operating Expenses

Operating expenses for the nine months ended September 30, 2022 increased by $705 or 35%, to $2,703 as compared to $1,998 for the nine months ended September 30, 2021. The increase in operating expenses was due to increases in cost of revenue of $772, offset by decreases in general and administrative expenses of $67.

The increase in cost of revenue of $772, or 103%, to $1,523, as compared to $751 for the nine months ended September 30, 2021 was primarily due to increased electricity costs from hosting services. The decrease in general and administrative expenses of $67 or 5% to $1,180 as compared to $1,247 for the nine months ended September 30, 2021, was primarily due to decreases in legal and professional fees of $68.

Other Income and Expense

For the nine months ended September 30, 2022, non–operating expense of $15,881 consisted primarily of a loss on change in fair value of warrants derivative liability of $3,517, change in the fair value of derivative liability of $6,318, accretion of debt discount of $5,339, loss on settlement of derivative of $757, and interest expense of $5, partially offset by other income of $52 and interest income of $3. Other income of $52 consisted of an amount settled with a vendor. During the comparable period ended September 30, 2021, non–operating expenses of $319 consisted primarily of loss on settlement of debt of $541, other expense of $222, accretion of debt discount of $526, change in fair value of derivative of $79, and interest expense of $341, partially offset by gain on settlement of payables of $675, a gain on sale of property and equipment of $264, and change of fair value of warrants liability of $451.

Liquidity and capital resources

Sources of Liquidity

We have historically financed our business through the sale of debt and equity interests. In September 2022, we raised $1,335 from the sale of a $1,500 of Original Issue Discount Secured Convertible Promissory Note (the “Note”). The Note: (i) is convertible into 30% of the Company’s outstanding shares of the Company’s common stock on the conversion date of the Note on a post-conversion basis, (ii) matures December 31, 2023 and (iii) bears an interest rate of 6% per annum. In addition, the Company issued to the investor three series of warrants of which each of the warrants is exercisable into 60% of the Conversion Shares. In addition, in August 2022, the Company issued to one investor 22,800,000 shares of common stock and 22,800,000 warrants to purchase common stock for consideration of $228,000.

We have incurred significant operating losses since inception and continue to generate losses from operations and as of September 30, 2022 have an accumulated deficit of $437,827. At September 30, 2022, our cash and cash equivalents were $1,251, and our working capital deficit was $16,875.

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

During the period January 1, 2022 through September 30, 2022, the price of Bitcoin remained very volatile, with a low and high exchange price per Bitcoin of approximately $18 and $48, respectively.

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

Inflation

Electricity and other prices are vulnerable to inflation.

Cash Flows

	Nine Months ended September 30,
	2022	2021
Cash provided by / (used in)
Operating activities	$(1,436)	$(1,354)
Investing activities	(68)	385
Financing activities	1,525	1,990
Net increase (decrease) in cash and cash equivalents	$21	$1,021

Operating activities

Net cash used in operating activities was $1,436 for the nine months ended September 30, 2022 as compared to net cash used in operating activities of $1,354 for the nine months ended September 30, 2021. Cash used in operating activities for the nine months ended September 30, 2022 primarily consisted of a net loss of $17,899 offset by non-cash charges of $16,078 which includes depreciation of $147, loss on settlement of derivative of $757, amortization of note discount of $5,339, change in fair value of derivative liability of $6,318, and change in fair value of warrant derivative liability of $3,517 and cash provided by changes in working capital of $385.

Investing activities

Net cash used in investing activities was $68 for the nine months ended September 30, 2022 which consisted of purchases of property and equipment of $68.

Net cash provided by investing activities was $385 for the nine months ended September 30, 2021 which consisted of proceeds from the sale of property and equipment of $426, offset by purchases of $41.

Financing activities

Net cash provided by financing activities was $1,525 for the nine months ended September 30, 2022 which consisted of proceeds from convertible note payable of $1,335, proceeds from sale of stock under equity purchase agreement net of issuance costs of $228, and proceeds from loans payable of $33, partially off-set by repayment of loan payable of $71.

During the nine months ended September 30, 2021, cash provided by financing activities totaled $1,990 from proceeds of the issuance of a convertible promissory note, common stock and warrants.

Off–balance sheet arrangements

As of September 30, 2022, we had no obligations, assets or liabilities which would be considered off–balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off–balance sheet arrangements.

Item 3. Quantitative and qualitative disclosures about market risk

The Company is not exposed to market risk related to interest rates on foreign currencies.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2022 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer concluded that as of September 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weaknesses in our internal control over financial reporting:

●	Due to our small number of employees and limited resources, we have limited segregation of duties, as a result of which there is insufficient independent review of duties performed.

●

As a result of the limited number of accounting personnel, we rely on outside consultants for the preparation of our financial reports, including financial statements and management’s discussion and analysis, which could lead to overlooking items requiring disclosure.

●	Difficulty applying complex accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered sales of equity securities and use of proceeds

On August 5, 2022, the company issued 22,800,000 shares of common stock and 22,800,000 warrants to purchase common stock for consideration of $228,000.

On September 14, 2022, the Company issued 20,000,000 shares of common stock to satisfy a partial cashless exercise of 2,817,552 warrants issued on September 30, 2021.

In issuing the securities described above, the Company relied upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

4.1	Secured Convertible Promissory Note, dated September 12, 2022 (1)

4.2	Common Stock Purchase Warrant, dated September 12, 2022 (1)

10.1	Securities Purchase Agreement, dated September 12, 2022 (1)

31	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer*

32	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer*

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File*

*	Filed herewith

+	Furnished herewith.

(1)	Incorporated by reference to the Form 8-K filed on September 14, 2022.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to MGT Capital Investments, Inc., 150 Fayetteville Street, Suite 1110, Raleigh, NC 27601, Attention: Corporate Secretary.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT CAPITAL INVESTMENTS, INC

Date: November 14, 2022	By:	/s/ Robert B. Ladd
Robert B. Ladd
President, Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

