Form 10-K
period 2022-12-31
MGT CAPITAL INVESTMENTS, INC.
filed 2023-03-31
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

As of June 30, 2022, the last day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the registrant’s common stock held by non–affiliates of the registrant was approximately $4,540,281.

As of March 31, 2023, the registrant had outstanding 723,770,903 shares of common stock, $0.001 par value.

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

All dollar amounts set forth in this Annual Report as of and for the year ended December 31, 2022 on this Form 10–K are in thousands, except per–share amounts.

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

As of December 31, 2022 and March 31, 2023, the Company owned 175 and 0 Antminer S17 Pro Bitcoin miners (“S17 miners”), respectively, plus 35 Antminer S19 Pro miners as of March 31, 2023. Due to unfavorable mining economics and various required repairs, no S17 miners were operating at December 31, 2022, and we exchanged all remaining S17 miners, as well as loose hash boards, power supplies, and controller boards for the more efficient S19 miners.

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

The supply of Bitcoin is finite. Once 21 million Bitcoin are generated, the network will stop producing more. Currently, there are approximately 19.3 million Bitcoin in circulation, or 92% of the total supply of Bitcoin. Within the Bitcoin protocol is an event referred to as Bitcoin halving (“Halving”) where the Bitcoin provided upon mining a block is reduced by 50%. Halvings are scheduled to occur once every 210,000 blocks, or roughly every four years, until the maximum supply of 21 million Bitcoin is reached. The most recent Halving occurred in May 2020, with a revised reward payout of 6.25 Bitcoin per block.

Given a stable hash rate, a Halving reduces the number of new Bitcoin being generated by the network. While the effect is to limit the supply of new coins, it has no impact on the quantity of total Bitcoin outstanding. As a result, the price of Bitcoin could rise or fall based on overall investor and consumer demand. Should the price of Bitcoin remain unchanged after the next Halving, the Company’s revenue from self-mining would be reduced by 50%, with a much larger negative impact to profit.

The cryptocurrency markets have grown rapidly in both popularity and market size. These markets are local, national and international and include an ever-broadening range of products and participants. There have been many documented instances of fraud involving companies engaged in the cryptocurrency industry and the use of cryptocurrencies. The United States Securities and Exchange Commission (the “SEC”), and other governmental agencies around the world, are evaluating the cryptocurrency markets and are likely to institute new rules and regulations within this market to protect investors and such regulations could result in the restriction of the acquisition, ownership, holding, selling, use or trading of our common stock.

Strategy

MGT’s strategy is to oversee the operations in La Fayette, Georgia, which include self-mining, hosting others’ miners for a fee, and leasing its physical space and electrical infrastructure. The Company’s immediate focus is to grow free cash flow, with a longer-term objective to expand its mining operations.

Competition

Our industry is very new and subject to rapid change and constant innovation. We face significant competition, including from companies that have entered this space earlier than us and are better capitalized, with vertically integrated business models. Some of these companies are our suppliers. We compete to attract, engage, and retain personnel, educated and skilled in the Blockchain and cryptocurrency mining space.

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

Summary of Risk Factors

Our business and an investment in our common stock is subject to numerous risks and uncertainties, including those highlighted in the section immediately following this summary. Some of these risks include:

●	We have a history of operating losses, have been and will continue to be reliant on debt and equity financings to fund our operations, and we may not be able to raise capital when needed or otherwise take action necessary to achieve or sustain profitability.

●	Our auditors have expressed substantial doubt about our ability to continue as a going concern.

●	Our mining operating costs, including the costs to operate, maintain, repair and replace our mining equipment, have historically outpaced our mining revenues, which has and could continue to put a strain on our business or increase our losses.

●	We are reliant upon Mr. Robert B. Ladd, our Chief Executive Officer and sole executive officer, the loss of whom could materially harm our ability to continue or grow our operations as planned or at all. For example, he is subject to a pending SEC action which could affect his ability to serve us if he is found to be culpable.

●	The cryptocurrency mining industry is highly competitive, with many of our competitors having better access to capital and may buy mining equipment at scale. The competition has intensified as the price of Bitcoin has appreciated in recent years, which could have a material adverse effect on our results of operations if we are unable to keep up.

●	Because we have a single mining facility at one location, if we were to experience damage or loss of this facility, which may be uninsured or underinsured, your investment in us would be at risk.

●	Our operations and the results thereof are subject to risks arising from Internet disruptions or delays, cybersecurity threats, incorrect digital recording of transactions, and other contingencies resulting from holding and transacting in digital assets. Further, due to current lack of regulation, we may be unable to seek or obtain recourse if such contingencies were to occur.

●	Our operations and ability to generate revenue depends on a steady supply of low-cost electricity. Our previous fixed-price electrical contract with the municipal government in Lafayette, Georgia expired in September 2021, exposing the Company to the uncertainties and variability of market rate pricing. Our ability to achieve a new fixed-price contract at a relatively low cost remains uncertain.

●	The future development and growth of cryptocurrencies such as Bitcoin is subject to a variety of factors that are difficult to predict and evaluate. If the market for Bitcoin does not grow as we expect, our business, operating results, and financial condition could be adversely affected.

●	Certain features of Bitcoin’s Blockchain, such as “forking” in which one type of Bitcoin could turn into many due to source code variation, or Halving which reduces the rewards for mining efforts by 50% every 210,000 blocks that are solved, pose the risk of adversely affecting our ability to generate revenue.

●	Our operating results have and will significantly fluctuate due to the highly volatile nature of Bitcoin, and if the price of Bitcoin declines, including potentially due to political, economic, or other forces beyond our control, it would materially adversely affect our business. Our current miners are designed primarily to mine Bitcoin and cannot be used to mine other cryptocurrencies, which magnifies the risk.

●	Our reliance on third party “mining pools,” which enable us to cooperate with other Bitcoin mining enterprises to receive Bitcoin with less variance in probability of reward by sharing Bitcoin earned pro rata based on contribution to a block solved, subjects us to risks of inaccurate sharing of rewards and the loss of other at-will participants in the pool.

●	The COVID-19 pandemic has disrupted and may continue to disrupt our operations and those of our vendors, suppliers and other third parties on which we rely, and we may not be able to obtain new miners or replacement parts for our existing miners in a timely or cost-effective manner, which could materially and adversely affect our business and results of operations.

●	Recent highly-publicized instances of fraud and alleged fraud in the cryptocurrency industry have increased investor distrust of the entire industry and has increased the pressure for regulators to enact restrictions. Both of these factors could adversely affect our access to capital and operations.

●	We may become subject to an uncertain and rapidly evolving regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations, including those imposing restrictions or bans on Bitcoin mining due to concerns about high electrical power usage or noise concerns, could adversely affect our business, operating results, and financial condition.

●	The markets for Bitcoin and other cryptocurrencies may be under-regulated and, as a result, the market price of Bitcoin may be subject to significant volatility or manipulation, which could decrease consumer confidence in cryptocurrencies and have a material adverse effect on our business and results of operations.

●	Banks and financial institutions may not provide banking services, or may cut off services, to businesses that engage in cryptocurrency-related activities, which could have a material adverse effect on us, including restricting the Company’s access to capital.

●	If a malicious actor or botnet obtains control of the Bitcoin network, such actor or botnet could manipulate the Blockchain to adversely affect us.

●	Because cryptocurrencies may be determined to be investment securities, we may inadvertently violate or become subject to the Investment Company Act of 1940 and incur large losses as a result and potentially be required to register as an investment company or terminate operations.

●	Our stock price is subject to significant volatility due to a variety of factors, many of which are beyond our control, including its status as a “penny stock,” the fact that it is not listed on a national securities exchange, and its potential connection to the price of Bitcoin or other cryptocurrencies, which could adversely affect investors.

●	We have not paid cash dividends to our stockholders and do not intend to do so in the foreseeable future.

●	Substantial future sales of our common stock by us or our stockholders could have a depressive effect on our stock price. For example, Company has issued convertible debt and warrants that allow the holders to exercise for an indeterminant, and potentially material, number of shares of our common stock on a cashless basis.

Risks Related to Our Cryptocurrency Mining Business

We have a history of operating losses, and we may not be able to achieve or sustain profitability.

Our primary focus is on our Bitcoin mining operation located at our Lafayette, Georgia facility where as of December 31, 2022 and March 31, 2023, we operated a total of 175 and 0 Antminer S17 Pro Bitcoin miners (“S17 miners”), respectively, plus 35 Antminer S19 Pro miners as of March 31, 2023.Our current strategy will continue to expose us to the numerous risks and volatility associated within this sector, including due to the high costs of purchasing miners and sourcing power for them, while monitoring the price of Bitcoin, which has historically been volatile. Further, we have experienced recurring losses and negative cash flows from operations. Our net losses for the years ended December 31, 2022 and 2021 were $5,978 and $1,539, respectively.

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

Our independent auditors have indicated in their report on our December 31, 2022 and 2021 financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements incorporated in this Annual Report have been prepared assuming that we will continue as a going concern for one year from the date the financial statements are issued and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.

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

During the year ended December 31, 2022, the trading price of Bitcoin has depreciated significantly, from a high closing value of approximately $47 per Bitcoin in January 2022, to a low closing value of approximately $17 per Bitcoin in December 2022. There can be no assurances that similar volatility in the trading price of Bitcoin will not occur in the future. Accordingly, since the trading price of our securities may at times be connected to the trading price of Bitcoin, if the trading price of Bitcoin again experiences a significant decline, we could experience a similar decline in the trading price for shares of our common stock. If this occurs, you may not be able to sell the shares of our common stock which you purchased at or above the price you paid for them or at all.

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

Our common stock trades on the OTC Pink the “OTCPK”) operated by OTC Markets Group Inc. This market is not a national securities exchange. While our common stock trading has been relatively active, generally the OTCPK does not have the same level of activity as a national securities exchange like Nasdaq. Most institutions will not purchase a security unless it is on a national securities exchange. In addition, they do not purchase stocks that trade below $5.00 per share. We may, in the future, take certain steps, including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our company due to, among other things, availability of sellers of our shares.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal corporate office was located at 150 Fayetteville Street, Suite 1110 Raleigh, NC 27601, occupied under a lease that expired in January 2023 at a monthly rent of $3, with a security deposit of $3 required upon execution of the lease. Since then, we have maintained a virtual principal corporate office in Melbourne, FL. In addition, we maintain a virtual office in DE.

Our operations are located at our Bitcoin mining facility on 6 acres in LaFayette, GA which we acquired in May 2019. We believe our mining facility is in good condition and is sufficient to conduct our operations. In 2021, we entered into a lease for a contiguous area of land near our LaFayette, GA property, for $3 per year for five years. We terminated this lease in October 2022.

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

Holders

On March 30, 2023, the Company’s common stock closed on the OTC Pink tier of OTC Markets LLC at $0.0075 per share and there were 365 stockholders of record.

Dividends

The Company has never declared or paid cash dividends on its common stock and has no intention to do so in the foreseeable future.

Unregistered sales of equity securities

During the year ended December 31, 2022, 18,380,379 warrants were exercised on a cashless basis for the issuance of 74,000,000 shares of common stock.

On August 5, 2022, the Company issued 22,800,000 shares of common stock and 22,800,000 warrants to purchase common stock for consideration of $228.

Repurchases of Equity Securities

[None.]

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

As of December 31, 2022 and March 31, 2023, the Company owned 175 and 0 Antminer S17 Pro Bitcoin miners (“S17 miners”), respectively, plus 35 Antminer S19 Pro miners as of March 31, 2023. Due to unfavorable mining economics and various required repairs, no S17 miners were operating at December 31, 2022, and we exchanged all remaining S17 miners, as well as loose hash boards, power supplies, and controller boards for the more efficient S19 miners on March 1, 2023.

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

Critical accounting policies and estimates

Use of estimates and assumptions and critical accounting estimates and assumptions

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and also affect the amounts of revenues and expenses reported for each period. Actual results could differ from those which result from using such estimates. Management utilizes various other estimates, including but not limited to determining the estimated lives of long-lived assets, determining the potential impairment of long-lived assets, the fair value of conversion features, and the valuation allowance for deferred tax assets . The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period that they are determined to be necessary.

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

Revenue recognition

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

Hosting Revenues

We receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $640 and $197 from these sources during the years ended December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, two customers accounted for 83% and 95%, respectively of hosting revenue.

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

Fair Value Measurements and Disclosures

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

As of December 31, 2022 the Company had a Level 3 financial instrument related to the derivative liability related to the conversion feature of convertible debt and the issuance of warrants. As of December 31, 2021, the Company had a Level 3 financial instrument related to the derivative liability related to the issuance of warrants and investment - convertible debt securities.

Recent accounting pronouncements

Note 3 to our audited financial statements appearing elsewhere in this report includes Recent Accounting Pronouncements.

Results of operations

Years ended December 31, 2022 and 2021

Revenues

Our revenues for the year ended December 31, 2022 decreased by $74, or 8%, to $809 as compared to $883 for the year ended December 31, 2021.

Our revenue is derived from cryptocurrency mining which totaled $169 during 2022. The decrease in revenues is a result of fewer Bitcoins mined due to a lower number of miners in operation and higher difficulty rate. We also receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $640 and $197 from these sources during the years ended December 31, 2022 and 2021, respectively.

Operating Expenses

Operating expenses for the year ended December 31, 2022 increased by $624, or 23%, to $3,294 as compared to $2,670 for the year ended December 31, 2021. The increase in operating expenses was comprised of an increase in cost of revenues of $650 and decrease in general and administrative expenses of $26.

The increase in cost of revenues of $650 or 72% to $1,556 as compared to $906 for the year ended December 31, 2021, was primarily due to an increases in electricity costs of $1,125, and mark to market revaluation of $4, partially offset by a decrease in depreciation of $479. The decrease in general and administrative expenses of $26 or 1% to $1,738 as compared to $1,764 for the year ended December 31, 2021, was primarily due to a decrease in repairs and maintenance partially offset by increases in consulting and legal expenses.

Other Income and Expense

For the year ended December 31, 2022, non–operating expense of $3,493 consisted of accretion of debt discount of $5,406, loss on settlement of derivative of $757, interest expense of $23, non-current asset impairment of $54, loss on early termination of land lease of $8, and loss on disposal of leasehold improvements of $4, offset by non-operating income of gain on the change in fair value of warrant derivative liabilities of $1,726, the change in fair value of derivative liability of $984 and other non-operating income of $49.

For the year ended December 31, 2021, non–operating income of $248 consisted of non-operating income of a gain on sale of property and equipment of $246, the change in fair value of warrant derivative liabilities of $955, gain on settlement of payables of $675 and other non-operating income of $86, offset by accretion of debt discount of $526, loss on settlement of debt of $541, loss on settlement of derivative of $228, interest expense of $340, loss on change in fair value of derivative liability of $79.

Liquidity and capital resources

Sources of Liquidity

We have historically financed our business through the sale of debt and equity interests. In September 2022, we raised $1,335 from the sale of a $1,500 of Original Issue Discount Secured Convertible Promissory Note (the “Note”). The Note: (i) is convertible into 30% of the Company’s outstanding shares of the Company’s common stock on the conversion date of the Note on a post-conversion basis, (ii) matures December 31, 2023 and (iii) bears an interest rate of 6% per annum. In addition, the Company issued to the investor three series of warrants of which each of the warrants is exercisable into 60% of the Conversion Shares. In August 2022, the Company also issued to one investor 22,800,000 shares of common stock and 22,800,000 warrants to purchase common stock for consideration of $228.

We have incurred significant operating losses since inception and continue to generate losses from operations and as of December 31, 2022 have an accumulated deficit of $425,906. At December 31, 2022, our cash and cash equivalents were $538, and we had a working capital deficit of $4,835.

The Company will need to raise additional capital to fund operating losses and grow its operations. There can be no assurance however that the Company will be able to raise additional capital when needed, or at terms deemed acceptable, if at all. The Company’s ability to raise additional capital will also be impacted by the volatility of Bitcoin and the ongoing SEC enforcement action against our Chief Executive Officer, both of which are highly uncertain, cannot be predicted and could have an adverse effect on the Company’s business and financial condition. The issuance of any additional shares of Common Stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. Such factors raise substantial doubt about the Company’s ability to sustain operations for at least one year from the issuance of these audited financial statements. The accompanying audited financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The high and low exchange rate per Bitcoin for the year ending December 31, 2022, as reported by Blockchain.info, were approximately $48 and $16 respectively.

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

Preferred Stock

All Preferred Shares were converted into common stock during the period from issuance through February 2021.

Sale of Common Stock

On July 21, 2021, as part of a corporate fundraising of $990, net of issuance costs, the Company issued 35,385,703 shares of common stock and 35,385,703 warrants to purchase common stock.

On August 5, 2022, the Company issued 22,800,000 shares of common stock and 22,800,000 warrants to purchase common stock for consideration of $228.

Debt Financing

December 2020 Note

On December 8, 2020, we entered into a securities purchase agreement pursuant to which we issued a convertible promissory note in the principal amount of $230 which was convertible, at the option of the holder, into shares of common stock at a conversion price equal to 70% of the lowest price for a share of common stock during the ten trading days immediately preceding the applicable conversion. The Company received consideration of $200 for the convertible promissory note. This entirety of the principal amount of this note was converted into 11,435,289 shares of common stock during 2021, and this note was extinguished as of December 31, 2022.

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

Cash Flows

	Year ended December 31,
	2022	2021
Cash provided by / (used in)
Operating activities	$(2,149)	$(1,160)
Investing activities	(68)	164
Financing activities	1,525	1,990
Net increase (decrease) in cash and cash equivalents	$(692)	$994

Operating activities

Net cash used in operating activities was $2,149 for the year ended December 31, 2022 as compared to $1,160 for the year ended December 31, 2021. The amount in 2022 primarily consisted of a net loss of $5,978 offset by non-cash charges of $3,715 (including: depreciation expense of $196, non-current asset impairment expense of $54, loss on disposal of leasehold improvements of $4, loss on early termination of land lease of $8, loss on settlement of derivative of $757, amortization of note discount $5,406, partially offset by gain on loss on settlement of derivative of $1,726 and gain on the change in fair value of derivative liability $984), and increased by a change in working capital excluding cash of $114. The amount in 2021 primarily consisted of a net loss of $1,539 offset by non-cash charges of $749 (including: depreciation expense of $675, change in fair value of derivative liability $79, loss on settlement of derivative of $228, loss on settlement of payables of $541, amortization of note discount $526, non-cash interest expense of $270, and non-operating expense of $306, partially offset by gain on disposal of assets of $246, gain on settlement of payables of $675 and the change in fair value of warrant liability of $955), and reduced by a change in working capital excluding cash of $370.

Investing activities

Net cash used by investing activities was $68 for the year ended December 31, 2022 as compared to net cash provided by investing activities of $164 for the year ended December 31, 2021. The amount in 2022 consisted of purchases of property and equipment of $68.

Financing activities

During the year ended December 31, 2022, cash provided by financing activities totaled $1,525 which includes $1,335 in net proceeds from the issuance of convertible notes payable, $228 from the sale of common stock and $33 from proceeds from loans payable offset by repayment of loan payable of $71.

During the year ended December 31, 2021, cash provided by financing activities totaled $1,990 which includes $1,000 in net proceeds from the issuance of convertible notes payable and $990 from the sale of common stock.

Off–balance sheet arrangements

As of December 31, 2022, we had no obligations, assets or liabilities which would be considered off–balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off–balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The Company is not exposed to market risk related to interest rates on foreign currencies. Inflation, particularly in the price of electricity has materially affected us during the past fiscal year; and we believe that inflation may significantly impact our business in 2023. We do not believe that our business is seasonal in nature.

Item 8. Financial Statements and Supplementary Data

See Financial Statements and Schedules attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and acting Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and acting Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as December 31, 2022.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive) and acting Chief Financial Officer (our principal financial officer and principal accounting officer), we performed a complete documentation of the Company’s significant processes and key controls, and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2022, due to the material weaknesses described below.

A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5 as a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We determined that our internal control of financial reporting had the following material weakness:

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2022, there were no changes in internal control over financial reporting.

Item 9B. Other Information. None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections. Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Position
Robert B. Ladd	64	President, Chief Executive Officer, acting Chief Financial Officer and Director

Michael Onghai	52	Chairman of the Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee Member, Independent Director

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

Audit Committee and Audit Committee Financial Expert

On November 25, 2004, the Board established an Audit Committee to carry out its audit functions. At December 31, 2022, the membership of the Audit Committee was Michael Onghai.

The Board has determined that Michael Onghai, an independent director, is the Audit Committee financial expert, as defined in Regulation S–K promulgated under the Exchange Act, serving on its Audit Committee.

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes Fiscal Years 2022 and 2021 compensation for services in all capacities of the Company’s named executive officers:

Name	Principal Position	Year	Salary	Bonus	Stock awards	All other compensation	Total compensation
Robert B. Ladd	President, Chief Executive Officer and Acting Chief Financial Officer	2022	$255	$-	$-	$-	$255
		2021	$240	$-	$-	$-	$240

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

Outstanding Equity Awards at December 31, 2022

Outstanding Stock Awards for Fiscal Years 2022 and 2021

None

Director Compensation

The following table sets forth the compensation of persons who served as a member of our Board of Directors during all of 2022 other than Robert B. Ladd, who is not compensated separately for Board service.

Name	Fees Earned Or Paid in Cash	Stock Awards	All Other Compensation	Total
Michael Onghai	$32	$-	$–	$32

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding beneficial ownership and voting power of the common stock as of March 31, 2023, of:

●	each person serving as a director, a nominee for director, or executive officer of the Company;

●	all executive officers and directors of the Company as a group; and

●	all persons who, to our knowledge, beneficially own more than five percent of the common stock.

“Beneficial ownership” here means direct or indirect voting or investment power over outstanding stock and stock which a person has the right to acquire now or within 60 days after March 31, 2023. See the accompanying footnotes to the tables below for more detailed explanations of the holdings. Except as noted, to our knowledge, the persons named in the tables beneficially own and have sole voting and investment power over all shares listed.

Percentage beneficially owned is based upon 723,770,903 shares of common stock issued and outstanding as of March 31, 2023.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	[Percentage of Beneficial Ownership]
Current Directors and Officers:
Robert B. Ladd	1,773,334	0.25%
Michael Onghai	586,000	0.08%
All directors and executive officers (2 persons)	2,359,334	0.33%
5% Owners
Streeterville Capital LLC 303 E Wacker Drive, Suite 1040 Chicago, IL 60601	70,306,713	9.71%

(1)	Unless otherwise noted, the addresses for the above persons are in care of the Company at 105 Fayetteville Street, Suite 1110, Raleigh, NC 27601.
(2)	According to Forms 13G file with the SEC on January 17, 2023, Streeterville Capital LLC, Bucktown Capital LLC and affiliated entities, all controlled by John M. Fife, own a total of 56,234,492 warrants exercisable into an indeterminate number of shares of common stock on a cashless basis, subject to a blocker that prevents the holder from owning in excess of 9.99% of the Company’s shares outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information on our equity compensation plans as of December 31, 2022:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted–average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	0	$-	5,102,586
Equity compensation plans not approved by security holders	–	–	–
Total	0	$-	5,102,586

(1)	On September 8, 2016, the Company’s stockholders approved the MGT Capital Investments, Inc. 2016 Equity Incentive Plan. The Company received approval to issue up to a maximum of 18,000,000 shares of common stock, including 6,000,000 options. As of December 31, 2022, the Company has issued 6,000,000 options and 6,897,414 shares under this plan. All options expired on January 31, 2020.

Item 13. Certain Relationships and Related Transactions and Director Independence

None.

Director Independence

Michael Onghai is considered independent under Section 803A of NYSE MKT rules.

Item 14. Principal Accountant Fees and Services

Effective January 5, 2017, RBSM LLP became our current independent auditor. The following is a summary of the fees billed by our independent auditors for professional services rendered for the fiscal years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
Audit fees	$126	$160
Tax fees	–	10
Audit-related fees	–	–
Other fees	–	–
	$126	$170

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

10.7	Form of Warrant, issued by MGT Capital Investments, Inc. to Bucktown Capital LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 4, 2021).

10.8	Securities Purchase Agreement dated August 5, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 11, 2022).

10.9	Form of Warrant issued by Company to Investor dated August 5, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8;K filed with the SEC on August 11, 2022).

10.10	Securities Purchase Agreement dated August 5, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed with the SEC on August 12, 2022).

10.11	Securities Purchase Agreement, dated September 12, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on form 8-k filed September 14, 2022).

10.12	Common Stock Purchase Warrant dated September 12 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed September 14, 2022).

10.13	Secured Convertible Promissory Note dated September 12, 2022 (incoproated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed September 14, 2022).

10.14	Form of Lease Agreement with Minerset Holdings LLC Exhibit dated March 16, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 22, 2023).

10.15	Form of Property Lease Agreement with Minerset Farms dated March 16, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 22, 2023)

23.1	Consent of independent registered public accountant.*

31	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer and Principal Accounting Officer*

32	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT CAPITAL INVESTMENTS, INC
March 31, 2023

	By:	/s/ Robert B. Ladd
Robert B. Ladd
President (Principal Executive Officer)

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert B. Ladd	President, Chief Executive Officer, Acting Chief Financial Officer and Director	March 31, 2023
Robert B. Ladd	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Onghai	Director	March 31, 2023
Michael Onghai

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

MGT Capital Investments, Inc.

Opinion on the Financial Statement

We have audited the accompanying balance sheets of MGT Capital Investments, Inc. (the Company) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ (deficit) equity and cash flows for each of the years in the two year period ended December 31, 2022, and the related notes (collectively referred to as the financial statement). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two years period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Derivative liability on Convertible Promissory Notes – Refer to Note 7 of the financial statements

Critical Audit Matter Description

As described in Note 7 to the financial statements, as of December 31, 2022, the Company utilized a Monte Carlo Simulation to value a derivative liability relating to the conversion feature of convertible debt in accordance with ASC 820, “Fair Value Measurement”. A Monte Carlo simulation is used to model the probability of different outcomes in a process that cannot easily be predicted due to the intervention of random variables. It is a technique used to understand the impact of risk and uncertainty and establishes a fair value based on the most likely outcome.

We identified the valuation of the derivative liability relating to a conversion feature of convertible debt as a critical audit matter because the results cannot be duplicated and requires a high degree of auditor judgment. The principal considerations for our determination that performing procedures relating to the valuation of the conversion feature as a critical audit matter are (1) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value of the derivative liability due to the significant judgments made by management when developing the estimates and (2) significant audit effort was required in evaluating the significant assumptions relating to the estimates, including the assumptions used in the simulation. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing the following procedures and evaluating the audit evidence obtained.

How the Critical Audit Matter was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included the following:

●	Inquiry of management regarding the development of the assumptions used in the valuation of the derivative liability.

●	Testing management’s process included evaluating the appropriateness of the valuation model, testing the completeness, accuracy, and relevance of underlying data used in the model, and testing the reasonableness of significant assumptions, including the stock price, term, volatility, annual expected return, discount rate and dividend yield.

●	Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of significant assumptions.

●	Evaluated the experience and qualifications of the Company’s external consultant assisting with the estimate of fair value. Made inquiries of the Company’s external consultant to ascertain objectivity or bias of the external consultant.

●	Obtained an understanding of the nature of the work the Company’s external consultant performed, including the objectives and scope of the external consultant’s work and the methods or assumptions used. Identified and evaluated assumptions utilized by the external consultant and the supporting evidence provided.

●	Identified and evaluated significant assumptions used by the Company’s external consultant for reasonableness.

/s/ RBSM LLP

We have served as the Company’s auditor since 2017.

Las Vegas, NV

March 31, 2023

PCAOB ID: 587

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MGT CAPITAL INVESTMENTS, INC.

BALANCE SHEET

(Dollars in thousands, except per-share amounts)

	December 31,
	2022	2021

Assets
Current assets
Cash and cash equivalents	$538	$1,230
Accounts receivable	-	180
Prepaid expenses and other current assets	4	125
Intangible digital assets	11	-
Total current assets	553	1,535

Non-current assets
Property and equipment, at cost, net	1,098	1,229
Right of use asset, operating lease, net of accumulated amortization	-	55
Investment – convertible debt securities	-	50
Other assets	3	3
Total assets	$1,654	$2,872

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$11	$211
Accrued expenses and other payables	115	105
Deferred revenue	30
Security deposit	-	245
Note payable	200	-
Convertible note payable, net of discount	82	-
Operating lease liability	-	35
Warrant derivative liability	1,727	1,130
Derivative liability	3,223	-
Total current liabilities	5,388	1,726

Non-current liabilities
Operating lease liability long-term	-	17
Total liabilities	5,388	1,743

Commitments and Contingencies (Note 11)

Stockholders’ (Deficit) Equity
Undesignated preferred stock, $0.001 par value, 8,489,800 shares authorized. No shares issued and outstanding at December 31, 2022 and December 31, 2021.	-	-
Series B preferred stock, $0.001 par value, 10,000 shares authorized. No shares issued or outstanding at December 31, 2022 and December 31, 2021.	-	-
Series C convertible preferred stock, $0.001 par value, 200 share authorized. 0 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	-	-
Preferred stock value	-	-
Common stock, $0.001 par value; 2,500,000,000 shares authorized; 703,770,903 and 606,970,903 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively.	704	607
Additional paid-in capital	421,468	420,450
Accumulated deficit	(425,906)	(419,928)
Total stockholders’ (deficit) equity	(3,734)	1,129

Total Liabilities and Stockholders’ (Deficit) Equity	$1,654	$2,872

The accompanying notes are an integral part of these financial statements

MGT CAPITAL INVESTMENTS, INC.

STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share amounts)

	For the Year Ended December 31,
	2022	2021

Revenue
Bitcoin mining	$169	$686
Hosting services	640	197
Total revenue	809	883
Operating expenses
Cost of revenue	1,556	906
General and administrative	1,738	1,764
Total operating expenses	3,294	2,670
Operating loss	(2,485)	(1,787)

Other non-operating income (expense)
Interest expense	(23)	(340)
Change in fair value of warrant derivative liability	1,726	955
Change in fair value of derivative liability	984	(79)
Loss on settlement of derivative	(757)	(228)
Accretion of debt discount	(5,406)	(526)
Gain on sale of property and equipment	-	246
Other income	49	392
Other expense	-	(306)
Gain on settlement of payables	-	675
Loss on early termination of land lease	(8)	-
Loss on disposal of leasehold improvements	(4)	-
Non-current asset impairment expense	(54)	-
Loss on settlement of debt	-	(541)
Total non-operating income (expense)	(3,493)	248

Net loss	$(5,978)	$(1,539)
Per-share data
Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	663,993,369	558,522,919

The accompanying notes are an integral part of these financial statements

MGT CAPITAL INVESTMENTS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Dollars in thousands, except per-share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2020	115	-	506,779,781	507	418,373	(418,389)	491
Common stock issued on conversion of Preferred C shares	(115)	-	29,870,130	30	(30)	-	-
Beneficial conversion feature					1,000	-	1,000
Common stock issued on conversion of notes payable	-	-	11,435,288	11	506	-	517
Issuance of common stock and warrants	-	-	35,385,704	35	(10)		25
Cashless exercise of warrants and extinguishment of related warrant derivative liability			23,500,000	24	611		635
Net loss	-	-	-	-	-	(1,539)	(1,539)
Balance at December 31, 2021	-	$-	606,970,903	$607	$420,450	$(419,928)	$1,129
Issuance of common stock and warrants			22,800,000	$23	$164		$187
Cashless exercise of warrants and extinguishment of related warrant derivative liability			74,000,000	$74	$854		$928
Net loss						$(5,978)	$(5,978)
Balance at December 31, 2022	-	$-	$703,770,903	$704	$421,468	$(425,906)	$(3,734)

The accompanying notes are an integral part of these financial statements

MGT CAPITAL INVESTMENTS, INC.

STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per-share amounts)

	For the Year Ended December 31,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(5,978)	$(1,539)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	196	675
Gain on sale of property and equipment	-	(246)
Loss on settlement of debt	-	541
Loss on disposal of leasehold improvements	4	-
Loss on early termination of land lease	8	-
Change in fair value of warrants	-	(955)
Change in fair value of warrant derivative liability	(1,726)	-
Change in fair value of derivative liability	(984)	79
Loss on settlement of derivative	757	228
Non-current asset impairment expense	54	-
Amortization of note discount	5,406	526
Gain on settlement of payables	-	(675)
Non-operating expense	-	306
Non-cash interest expense	-	270
Change in operating assets and liabilities
Accounts receivable	180	(180)
Prepaid expenses and other current assets	117	(115)
Intangible digital assets	(11)	4
Other assets	-	120
Operating lease liability	(5)	(3)
Accounts payable	38	(375)
Accrued expenses	10	(66)
Deferred revenue	30	-
Security deposit	(245)	245
Net cash used in operating activities	(2,149)	(1,160)

Cash Flows From Investing Activities
Purchase of property and equipment	(68)	(212)
Proceeds from sale of property and equipment	-	426
Purchase of investment	-	(50)
Net cash provided by (used in) investing activities	(68)	164

Cash Flows From Financing Activities
Proceeds from convertible note payable	1,335	1,000
Proceeds from sale of stock under equity purchase agreement, net of issuance costs	228	990
Repayment of loan payable	(71)	-
Proceeds from loans payable	33	-
Net cash provided by financing activities	1,525	1,990

Net change in cash and cash equivalents	(692)	994

Cash and cash equivalents, beginning of year	1,230	236
Cash and cash equivalents, end of year	$538	$1,230

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Non-cash investing and financing activities
Conversion of notes payable into common stock	$-	$230
Exchange of notes payable to warrants	$-	$1,210
Cashless exercise of warrants and extinguishment of related warrant derivative liability	$988	$635
Discount related to convertible promissory note	$1,500	$-
Derivative liabilities related to convertible debt and warrants	$6,761	$-
Accounts payable settled with loan payable	$38	$-
Accounts payable settled with bank note	$200	$-
Beneficial conversion feature	$-	$1,000
Conversion of Series C convertible preferred stock into common stock	$-	$30

The accompanying notes are an integral part of these financial statements

MGT CAPITAL INVESTMENTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

Note 1. Organization and Basis of Presentation

Organization

The Company is a Delaware corporation incorporated in 2000. MGT was originally incorporated in Utah in 1977. MGT’s corporate office is in Raleigh, North Carolina.

Current Operations

Cryptocurrency mining

MGT conducts cryptocurrency activities at a company-owned and managed Bitcoin mining facility in LaFayette, Georgia. Located adjacent to a utility substation, the several-acre property has access to about 20 megawatts (MW) of electrical power, half of which is presently utilized by the Company. Business activities are comprised of self-mining operations and leasing space to third parties.

As of December 31, 2022 and March 31, 2023, the Company owned 175 and 0 Antminer S17 Pro Bitcoin miners (“S17 miners”), respectively, plus 35 Antminer S19 Pro miners as of March 31, 2023. Due to unfavorable mining economics and various required repairs, no S17 miners were operating at December 31, 2022, and we exchanged all remaining S17 miners, as well as loose hash boards, power supplies, and controller boards for the more efficient S19 miners.

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

Basis of presentation

The accompanying financial statements for the years ended December 31, 2022 and 2021 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”).

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

Inflation

Electricity and other prices are vulnerable to inflation which may increase the Company’s mining costs and operating expenses.

MGT CAPITAL INVESTMENTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

Note 2. Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2022, the Company had incurred significant operating losses since inception and continues to generate losses from operations. As of December 31, 2022, the Company had an accumulated deficit of $425,906. As of December 31, 2022 MGT’s cash and cash equivalents were $538.

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

Such factors raise substantial doubt about the Company’s ability to sustain operations for at least one year from the issuance of these financial statements. The accompanying financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3. Summary of Significant Accounting Policies

Use of estimates and assumptions and critical accounting estimates and assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and also affect the amounts of revenues and expenses reported for each period. Actual results could differ from those which result from using such estimates. Management utilizes various other estimates, including but not limited to determining the estimated lives of long-lived assets, determining the potential impairment of long-lived assets, the fair value of warrants issued, the fair value of conversion features, and the valuation allowance for deferred tax assets. The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period that they are determined to be necessary.

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents. The Company’s combined accounts were $538 and $1,230 as of December 31, 2022 and 2021, respectively. Accounts are insured by the FDIC up to $250 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of December 31, 2022 and 2021, the Company had $37 and $980, respectively, in excess over the FDIC insurance limit.

Accounts Receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. As of December 31, 2022 and December 31, 2021, we did not believe we needed to reserve for any doubtful accounts, respectively.

MGT CAPITAL INVESTMENTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

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

The following table presents the activities of digital currencies for the years ended December 31, 2022 and 2021:

Digital currencies at December 31, 2020	$4
Additions of digital currencies from mining	686
Realized gain on sale of digital currencies	1
Sale of digital currencies	(691)
Digital currencies at December 31, 2021	-
Additions of digital currencies from mining	169
Realized loss on sale of digital currencies	(2)
Sale of digital currencies	(156)
Digital currencies at December 31, 2022	$11

Investment

Debt securities are carried at fair value. Realized and unrealized gains and losses, if any, are calculated on the specific identification method and are included in other income in the statements of operations. Investment value is reviewed for impairment whenever facts or circumstances either internally or externally may suggest that the carrying value of an asset may not be recoverable. Should there be an indication of impairment, we test for recoverability by comparing the estimated undiscounted future cash flows expected to result from the investment to the carrying amount of the investment.

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

MGT CAPITAL INVESTMENTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

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

MGT CAPITAL INVESTMENTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

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

MGT CAPITAL INVESTMENTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

Hosting Revenues

We receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $640 and $197 from these sources during the years ended December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, two customers accounted for 83% and 95%, respectively, of hosting revenue.

Other Income

Other income for the year ended December 31, 2022 consisted of a commercial vendor settlement and the sale of some spare parts. Other income for the year ended December 31, 2021 consisted of POD5 royalties and the sale of spare parts.

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

Accordingly, the computation of diluted loss per share for the year ended December 31, 2022 excludes 682,563,502 shares issuable upon the exercise of outstanding warrants and 335,293,895 shares issuable upon the conversion of convertible notes payable. The computation of diluted loss per share for the year ended December 31, 2021 excludes 74,614,871 shares issuable upon the exercise of outstanding warrants.

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

NOTES TO THE FINANCIAL STATEMENTS

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

As of December 31, 2022, the Company had a Level 3 financial instrument related to the warrant derivative liability. As of December 31, 2021, the Company had a Level 3 financial instrument related to the derivative liability and investment – convertible debt securities.

Management’s evaluation of subsequent events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the review, other than what is described in Note 14 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), (“ASU 2021-04”). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU is effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2021-04 on January 1, 2022 did not have a material impact on the Company’s financial statements or disclosures.

Note 4. Accounts Receivable

There was no balance of accounts receivable at December 31, 2022. Accounts receivable balance of $180 as of December 31, 2021 consisted primarily of receivables in respect of leases for hosting and rental income.

MGT CAPITAL INVESTMENTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

Note 5. Property and Equipment and Other Assets

Property and equipment consisted of the following:

	As of
	December 31, 2022	December 31, 2021
Land	$55	$55
Computer hardware and software	10	10
Bitcoin mining machines	274	910
Infrastructure	1,185	1,117
Containers	403	403
Leasehold improvements	-	4
Property and equipment, gross	1,927	2,499
Less: Accumulated depreciation	(829)	(1,270)
Property and equipment, net	$1,098	$1,229

The Company recorded depreciation expense of $196 and $675 for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2022 the Company recorded a loss of $4 resulting from the abandonment of certain leasehold improvements. For the year ended December 31, 2021 a gain on sale of property and equipment of $246 was recorded as other non-operating income related to the sale and disposition of S17 miners.

Other assets consisted of the following:

	As of
	December 31, 2022	December 31, 2021
Security deposits	$3	$3
Interest receivable	-	-
Other Assets	$3	$3

The Company paid $120 in security deposits related to its electrical contract, see Note 9, and $3 related to its office lease in Raleigh, NC. During 2021, the $120 in security deposits related to its electrical contract was used to offset outstanding invoices. The interest receivable relates to the accrued interest from the Investment – Available for sale.

Note 6. Investment – Convertible Debt Securities

In December 2021, the Company invested $50 in the form of a convertible promissory note. The note bears annual interest of 8% and matures on December 31, 2024. The note contains certain anti-dilution features with an as-converted ownership of 5%.. At December 31, 2022, the Company reviewed the carrying value of the investment and determined that the value was impaired. As a result, the Company recorded non-current impairment expense in the amount of $50 as well as the impairment of the interest receivable relating to this investment in the amount of $4.

Note 7. Convertible Note Payable, Net of Discount

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

MGT CAPITAL INVESTMENTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

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

On September 30, 2021, the Company entered into an exchange agreement with the March 2021 Note holder under which the outstanding principal balance of $1,481 and $60 of accrued interest were exchanged for 53,500,000 warrants to purchase common stock (See Note 7), which were treated as a warrant derivative liability. Upon the exchange, the Company settled $1,481 of outstanding principal, $60 of accrued interest, $758 of debt discount, recorded a warrant liability in the amount of $1,221 resulting in a loss on settlement of debt of $438. The derivative was calculated using a fair value of $0.025 per share, a discount rate of 0.98%, and volatility of 176.1%. As of December 31, 2021, this note had no outstanding balance.

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

MGT CAPITAL INVESTMENTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

At inception the Company recorded a debt discount of $1,500 and non-cash interest as accretion of debt discount of $5,324. During 2022, the Company recorded additional accretion of debt discount of $82, and the total accretion of debt discount for the year ended December 31, 2022 was $5,406. During the years ended December 31, 2021, the Company recorded accretion of debt discount of $526.

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

Derivative Liability

The Company valued the derivative liability relating to the embedded conversion feature using the Monte Carlo Simulation Method because of the unknown stock price at the future time of conversion. The Monte Carlo Simulation was calculated using the following assumptions:

	September 12, 2022	December 31, 2022
Stock price	$0.006	$0.004
Term (years)	1.30	1.00
Annual volatility	143.91%	152.48%
Annual expected return	8.77%	11.89%
Discount rate	3.60%	4.73%
Dividend yield	0%	0%

The Company’s activity in its convertible debt related derivative liability was as follows for the year ended December 31, 2022:

Balance of derivative liability at January 1, 2022	$-
Transfer in due to issuance of convertible promissory note with embedded conversion features	4,207
Change in fair value of derivative liability	(984)
Balance of derivative liability at December 31, 2022	$3,223

As of December 31, 2022, the fair value of the derivative liability was $3,223 and for the year ended December 31, 2022 the Company recorded a gain of $984 from the change in fair value of derivative liability as non-operating income in the statements of operations.

Warrant Derivative Liabilities

As of December 31, 2022, the fair value of the warrant derivative liabilities was $1,727 and for the year ended December 31, 2022 the Company recorded a gain of $1,726 from the change in fair value of derivative warrant liability as non-operating income in the statements of operations. The Company valued the warrant derivative liabilities other than the warrants issued as part of the debt financing using the Black-Scholes option pricing model using the following assumptions as of December 31, 2022: 1) stock price of $0.004, 2) exercise prices of $0.03 - 0.12, 3) remaining lives of 2.60 – 3.56 years, 4) dividend yields of 0%, 5) risk free rates of 4.22%, and 6) volatility of 166.3 - 174.3%. The Company valued the warrant derivative liability relating to warrants issued in the 2022 debt financing using the binomial lattice model because of the variable exercise price with the following assumptions as of December 31, 2022: 1) stock price of $0.004, 2) remaining life of 2.70 years, 3) dividend yield of 0%, 4) risk free rate of 4.22%, and 5) volatility of 174%.

MGT CAPITAL INVESTMENTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

The Company’s activity in its derivative liabilities was as follows for the year ended December 31, 2022:

Balance of derivative liability at January 1, 2021	$246
Transfer in due to issuance of warrants with embedded conversion features	2,492
Transfer out upon conversion of convertible notes and warrants with embedded conversion provisions	(732)
Change in fair value of warrant liability	(955)
Change in fair value of derivative liability	79
Balance of derivative liability at December 31, 2021	1,130
Transfer in due to issuance of warrants with embedded conversion features	2,554
Transfer out upon conversion of convertible notes and warrants with embedded conversion provisions	(231)
Change in fair value of warrant liability	(1,726)
Balance of warrant derivative liabilities at December 31, 2022	$1,727

The Company recorded loss on settlement of derivative liability in the amount of $757 for the year ended December 31, 2022. The Company recorded loss on settlement of derivative liability in the amount of $228 for the year ended December 31, 2021.

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

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value

Liabilities
Derivative liability	$-	$-	$3,223	$3,223
Warrant derivative liability	$-	$-	$1,727	$1,727

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value

Assets Investment – convertible debt securities	$-	$-	$50	$-
Liabilities
Warrant Derivative liability	$-	$-	$1,130	$1,130

Note 8. Loans Payable

The Company received $71 from loans payable on June 30, 2022. The loans bore annual interest of 7% and did not have a set maturity date. The loans were repaid on September 13, 2022.

As part of a payment to the City of LaFayette, the bank erroneously created a note payable in the amount of $200 in respect of the payment instead of drawing funds from the Company’s account at the bank. The note bore no interest and did not have a maturity date. The note was settled with funds from the Company’s account on January 3, 2023.

MGT CAPITAL INVESTMENTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

Note 9. Leases

In December 2019, the Company entered a new office lease in connection with the relocation of its executive office to Raleigh, North Carolina. The Company accounted for its new office lease as an operating lease under the guidance of Topic 842. Rent expense under the new lease is $3 per month, with annual increases of 3% during the three-year term. The Company used an incremental borrowing rate of 29.91% based on the weighted average effective interest rate of its outstanding debt. At lease inception, the Company recorded a Right of Use Asset of $79 and a corresponding Lease Liability of $79. The Company terminated this lease in the fourth quarter of 2022.

On November 1, 2021, the Company entered into a lease agreement to lease a contiguous portion of land to its existing property, as a planting area for trees intended to mitigate noise from the Company’s cryptocurrency mining operations. The agreement calls for yearly installments of $3 for the first five years, with an option to extend this lease for another five-year period at a rate not to exceed 105% of the current lease payment. On each anniversary date, the Company will pay $3 in advance, with payment for the first year paid upon execution of the lease. The Company used an incremental borrowing rate of 8.0% based on the interest rate incorporated in the most recent promissory note. At lease inception, the Company recorded a Right of Use Asset of $22 and a corresponding Lease Liability of $22. The Company terminated this lease in the fourth quarter of 2022. As a result of the termination, the Company recorded a loss on the early termination of a land lease in the amount of $8.

The Company recorded rent expense of $43 and $37 for the years ended December 31, 2022 and 2021, respectively.

Note 10. Common Stock, Preferred Stock and Warrants

Common stock

Common Stock Issuances

In connection with the conversion of 115 shares of Series C Preferred Stock during the year ended December 31, 2021 (see Preferred Stock below) the Company issued 29,870,130 shares of common stock.

During the year ended December 31, 2022, in connection with the conversions of the December 2020 convertible note payable (see Note 7), the Company issued 11,435,288 shares of common stock.

On July 21, 2021, as part of a corporate fundraising of $990, net of issuance costs, the Company issued 35,385,703 shares of common stock and 35,385,703 warrants to purchase common stock.

During the year ended December 31, 2021, 14,270,833 warrants with an embedded conversion feature were exercised on a cashless basis for the issuance of 23,500,000 shares of common stock.

On August 5, 2022, the Company issued 22,800,000 shares of common stock and 22,800,000 warrants to purchase common stock for consideration of $228.

During the year ended December 31, 2022, 18,380,379 warrants with an embedded conversion feature were exercised on a cashless basis for the issuance of 74,000,000 shares of common stock.

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

MGT CAPITAL INVESTMENTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

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

The common shares issued upon conversion of the Series C Preferred Shares were registered under the Company’s then-effective registration statement on Form S-3. In April and July 2019, the Company sold 200 Series C Preferred Shares for $1,990, net of issuance costs. During the second and third quarters of 2019, holders converted 50 Series C Preferred Shares into 14,077,092 shares of common stock and 35 Series C Preferred Shares into 13,528,575 shares of common stock, respectively. 115 shares of Series C Preferred Stock were issued and outstanding as of December 31, 2021. The remaining 115 shares of Series C Preferred Stock were converted into 29,870,130 shares of common stock during the year ended December 31, 2021.

Warrants

On July 21, 2021, as part of a corporate fundraising, the Company issued 35,385,703 shares of common stock and 35,385,703 warrants to purchase common stock (see above). The warrants were valued at $1,271 which resulted in the recording of a warrant derivative liability in that amount. Non-operating expense of $306 was recorded in respect of the value warrant derivative liability in excess of the value of the note and common shares issued.

On September 30, 2021, the Company exchanged the outstanding principal of $1,481 and accrued interest of $60 of the March 2021 Note for 53,500,000 warrants to purchase common stock.

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

During the year ended December 31, 2022, 18,380,379 warrants were exercised on a cashless basis for the issuance of 74,000,000 shares of common stock. Upon cashless exercise, the Company calculated the fair value of derivative liability on warrants of $231, compared it to the fair value of 74,000,000 shares of $988 and recorded a loss on extinguishment of $757. The Company valued the warrant derivative liability using the Black-Scholes option pricing model using the following assumptions on the date of each exercise: 1) stock prices of $0.007 - $0.019, 2) exercise prices of $0.05, 3) remaining lives of 3.5 – 4.2 years, 4) dividend yields of 0%, 5) risk free rates of 1.53% -3.79%, and 6) volatility of 169.28% - 175.6%.

MGT CAPITAL INVESTMENTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

The following table summarizes information about shares issuable under warrants outstanding during the year ended December 31, 2022:

	Warrant shares outstanding		Weighted average exercise price		Weighted average remaining life		Intrinsic value

Outstanding at January 1, 2021		$		-		-
Issued	88,885,704		0.05		5.0		-
Exercised	(14,270,833)		0.05		-		-
Expired or cancelled	-				-		-
Outstanding and exercisable at December 31, 2021	74,614,871		0.05		4.47		-
Issued	626,329,010		0.07		3.00		-
Exercised	(18,380,379)		0.05				-
Outstanding and exercisable at December 31, 2022	682,563,502		$0.06		3.18		$-

(*) Of the 626,329,010 shares issued during the period and 682,563,502 shares outstanding and exercisable at the end of the period, the weighted average exercise price and weighted average remaining life was not included for 603,529,010 warrants because their exercise price is variable. See Note 7 for the exercise prices of Series X, Y, and Z warrants. Series X, Y, and Z warrants expire on September 11, 2025.

Note 11. Commitments and Contingencies

Bitcoin Production Equipment and Operations

In August 2018, the Company entered a collaborative venture with Bit5ive, LLC to develop a fully contained crypto currency mining pod (the “POD5 Agreement”) for a term of five years. Pursuant to the POD5 Agreement, the Company assists with the design and development of the POD5 Containers. The Company retains naming rights to the pods and receives royalty payments from Bit5ive, LLC in exchange for providing capital as well as engineering and design expertise. During the years ended December 31, 2022 and 2021, the Company recognized revenue of $0 and $328 under this agreement, respectively.

Electricity Contract

MGT’s prior electricity agreement with the City of LaFayette expired on September 30, 2021. The Company and City of LaFayette are currently operating on a month-to-month basis without a contract.

Note 12. Income Taxes

Significant components of deferred tax assets were as follows:

	As of December 31,
	2022	2021
U.S. federal tax loss carry–forward	$18,349	$17,749
U.S. State tax loss carry–forward	304	298
Equity based compensation	8,567	8,289
Fixed assets, intangible assets and goodwill	(50)	6
Accruals	12	9
Long-term investments	(7)	(6)
Total deferred tax assets	27,175	26,344
Less: valuation allowance	(27,175)	(26,344)
Net deferred tax asset	$—	$—

As of December 31, 2022, the Company had the following tax attributes:

	Amount	Begins to expire
U.S. federal net operating loss carry–forwards	$87,375	Fiscal 2023
U.S. State net operating loss carry–forwards - Georgia	6,689	Unlimited
U.S. State net operating loss carry–forwards - North Carolina	7,955	Fiscal 2031

MGT CAPITAL INVESTMENTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2022 and 2021 is as follows:

	As of December 31,
	2022	2021
Expected Federal Tax	-21.0%	-21.0%
State income taxes (net of federal benefit)	-1.9%	-1.7%
Permanent adjustments	12.3%	-2.0%
True up of prior year deferred tax assets	-0.7%	4.7%
Change in state tax rate	-2.6%	-48.3%
Change in valuation allowance	13.9%	64.3%
Effective tax rate	0.0%	0.0%

As it is not more likely than not that the resulting deferred tax benefits will be realized, a full valuation allowance has been recognized for such deferred tax assets. For the year ended December 31, 2022, the valuation allowance increased by $831. Federal and state laws impose substantial restrictions on the utilization of tax attributes in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. As of December 31, 2022, the Company performed a high-level review of its changes in ownership and determined that a change of control event likely occurred under Section 382 of the Internal Revenue Code and the Company’s net operating loss carryforwards are likely to be limited.

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

The Company files income tax returns in the U.S. federal jurisdiction, and Georgia jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non–U.S. income tax examinations by tax authorities for years before 2016.

Note 13. Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. During the years ended December 31, 2022 and 2021, the Company made contributions to the 401(k) Plan of $10 and $10, respectively.

Note 14. Subsequent Events

From January 1, 2023 through March 31, 2023, a total of 4,157,044 warrants were exercised for the issuance of 20,000,000 shares of common stock.

On March 1, 2023, we exchanged all remaining S17 miners, as well as loose hash boards, power supplies, and controller boards for the more efficient S19 miners.

On March 16, 2023, the Company entered into a partnership and lease agreement with another cryptocurrency mining company. Pursuant to the agreement, the Company agreed to lease portions of the Company’s mining facility in Lafayette, GA together with related utilities access including electricity, for deploying mining equipment, in exchange for rental payments and payment of the electricity costs and deposit requirements arising from the leased premises. In connection with the agreement, tenant agreed to make an initial deposit of $229 for the initial electricity deployment for five MW. The agreement provides certain other provisions that are standard or common of agreements of its type, including representations and warranties, limitations on liability, and indemnification, and force majeure, among others.

Pursuant to the agreement, the Company agreed to issue the tenant 500,000 shares its common stock per month for each defined rented Space (the “Monthly Issuances”), and to also issue an additional number of shares of common stock annually equal to 100% of the Monthly Issuances for the applicable year. Further, pursuant to the agreement, the Company provided the tenant with the option to lend the Company up to $1 million, evidenced by a convertible promissory note that is convertible into 25% of the Company’s outstanding common stock, assuming all $1 million is lent, on a pro-forma, post-issuance basis, together with an accompanying warrant to purchase 60% of the shares of common stock underlying the note. The terms of the note and warrant would be substantially similar to the terms of the note and accompanying warrant that were issued by the Company on or about September 12, 2022. If the option is exercised, the parties may elect to substitute the $1 million purchase price, in whole or in part,with equipment and infrastructure improvements to enable the Company to have access to an additional up to 10 MWs of electricity to the facility’s currently available electrical power capacity. The Company’s facility currently has electrical capacity of up to 10 MW. The agreement has a term of 24 months.

