Form 10-Q
period 2023-03-31
MGT CAPITAL INVESTMENTS, INC.
filed 2023-05-15
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

2076 Foster Mill Rd., LaFayette, GA 30728

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

Yes ☐ No ☒

As of May 15, 2023, there were 729,770,903 shares of the registrant’s Common stock, $0.001 par value per share, issued and outstanding.

MGT CAPITAL INVESTMENTS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MGT CAPITAL INVESTMENTS, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands, except per-share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$317	$538
Intangible digital assets	5	11
Prepaid expenses and other current assets	4	4
Total current assets	326	553

Non-current assets
Property and equipment, at cost, net	1,113	1,098
Other assets	-	3
Total assets	$1,439	$1,654

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$324	$11
Accrued expenses and other payables	10	115
Contract liability	-	30
Note payable	-	200
Convertible note payable, net of discount	206	82
Warrant derivative liability	3,392	1,727
Derivative liability	4,570	3,223
Total current liabilities	8,502	5,388

Non-current liabilities
Security deposits	269	-
Total liabilities	8,771	5,388

Commitments and Contingencies (Note 9)

Stockholders’ Deficit
Undesignated preferred stock, $0.001 par value, 8,489,800 shares authorized. No shares issued and outstanding at March 31, 2023 and December 31, 2022.	-	-
Series B preferred stock, $0.001 par value, 10,000 shares authorized. No shares issued or outstanding at March 31, 2023 and December 31, 2022.	-	-
Series C convertible preferred stock, $0.001 par value, 200 share authorized. 0 and 115 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.001 par value; 2,500,000,000 shares authorized; 723,770,903 and 703,770,903 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.	724	704
Additional paid-in capital	421,648	421,468
Accumulated deficit	(429,704)	(425,906)
Total stockholders’ deficit	(7,332)	(3,734)

Total Liabilities and Stockholders’ Deficit	$1,439	$1,654

The accompanying notes are an integral part of these unaudited condensed financial statements

MGT CAPITAL INVESTMENTS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Revenue
Bitcoin mining	$21	$63
Hosting services	86	192
Total revenue	107	255

Operating expenses
Cost of revenue	134	546
General and administrative	483	404
Total operating expenses	617	950

Operating loss	(510)	(695)

Other non-operating income (expense)
Interest expense	(23)	-
Interest income	-	1
Change in fair value of warrant derivative liability	(1,696)	(407)
Change in fair value of derivative liability	(1,347)	-
Loss on settlement of derivative	(169)	(417)
Accretion of debt discount	(123)	-
Gain on exchange of property and equipment	70	-
Total non-operating expense	(3,288)	(823)

Net loss	(3,798)	(1,518)

Deemed dividend	-	-

Net loss attributable to common stockholders	$(3,798)	$(1,518)
Per-share data
Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	719,548,681	625,037,570

The accompanying notes are an integral part of these unaudited condensed financial statements

MGT CAPITAL INVESTMENTS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	-	$-	703,770,903	$704	$421,468	$(425,906)	$(3,734)
Cashless exercise of warrants and extinguishment of related warrant derivative liability			20,000,000	20	180		200
Net loss						(3,798)	(3,798)
Balance at March 31, 2023 (unaudited)	-	$-	723,770,903	$724	$421,648	$(429,704)	$(7,332)

Balance at January 1, 2022		$-	606,970,903	$607	$420,450	$(419,928)	$1,129
Cashless exercise of warrants and extinguishment of related warrant derivative liability	-	-	34,000,000	34	554	-	588
Net loss	-	-		-	-	(1,518)	(1,518)
Balance at March 31, 2022 (unaudited)	-	$-	640,970,903	$641	$421,004	$(421,446)	$199

The accompanying notes are an integral part of these unaudited condensed financial statements

MGT CAPITAL INVESTMENTS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(3,798)	$(1,518)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	56	48
Gain on exchange of property and equipment	(70)	-
Change in fair value of liability	1,347	407
Loss on settlement of derivative	169	417
Change in fair value of warrant derivative liability	1,696	-
Accretion of debt discount	123	-
Change in operating assets and liabilities
Accounts receivable	-	(126)
Prepaid expenses and other current assets	-	112
Intangible digital assets	6	(2)
Other assets	3	(1)
Operating lease liability	-	1
Accounts payable	313	104
Accrued expenses	(105)	(95)
Contract liability	(30)	54
Security deposits	269	70
Net cash used in operating activities	(21)	(529)

Cash Flows From Investing Activities
Purchase of property and equipment	-	(68)
Net cash provided by (used in) investing activities	-	(68)

Cash Flows From Financing Activities
Repayment of notes payable	(200)	-
Net cash provided by financing activities	(200)	-

Net change in cash and cash equivalents	(221)	(597)

Cash and cash equivalents, beginning of period	538	1,230
Cash and cash equivalents, end of period	$317	$633

Supplemental disclosure of cash flow information
Cash paid for interest	$23	$-
Cash paid for income tax	$-	$-

Non-cash investing and financing activities
Cashless exercise of warrants and extinguishment of related warrant derivative liability	$200	$588
Exchange of property and equipment	$70	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

MGT CAPITAL INVESTMENTS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Dollars in thousands, except per–share amounts)

Note 1. Organization and Basis of Presentation

Organization

MGT Capital Investments, Inc. (“MGT” or the “Company”) is a Delaware corporation incorporated in 2000. MGT was originally incorporated in Utah in 1977. MGT’s corporate office is in LaFayette, Georgia.

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

As of March 31, 2023 and May 15, 2023, the Company owned 35 Antminer S19 Pro miners. Due to unfavorable mining economics and various required repairs, all S17 miners were non-operational at December 31, 2022, and were exchanged along with loose hash boards, power supplies, and controller boards for the more efficient S19 miners in the first quarter of 2023.

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

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10–Q and Rule 8 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023. Operating results for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2023.

COVID-19 Pandemic

While COVID-19 still occurs in the United States, it has essentially receded as a serious threat to our economy. The extent to which COVID-19 impacts our operations or our ability to obtain financing will depend on future developments which are uncertain and cannot be predicted.

Inflation

Electricity and other prices are vulnerable to inflation which may increase the Company’s mining costs and operating expenses including the cost of new state-of-the-art miners.

Note 2. Going Concern and Management’s Plans

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2023, the Company had incurred significant operating losses since inception and continues to generate losses from operations. As of March 31, 2023, the Company had an accumulated deficit of $429,704. As of March 31, 2023 MGT’s cash and cash equivalents were $317.

The Company will require additional funding to grow its operations. Further, depending upon operational profitability, the Company may also need to raise additional funding for ongoing working capital purposes. There can be no assurance however that the Company will be able to raise additional capital as and when needed, or at terms deemed acceptable, if at all. The Company’s ability to raise additional capital is impacted by, among other things, the volatility of Bitcoin mining economics, inflation and high interest rates, the banking crisis, the war in Ukraine, the market for Bitcoin, regulatory developments with respect to cryptocurrencies generally, and the SEC’s ongoing enforcement action against our Chief Executive Officer, each of which are highly uncertain, cannot be predicted, and could have an adverse effect on the Company’s business and financial condition.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents. The Company’s combined accounts were $317 and $538 as of March 31, 2023 and December 31, 2022, respectively. Accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of March 31, 2023, and December 31, 2022, the Company had $29 and $37, respectively, in excess of the FDIC insurance limit.

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

The following table presents the activities of digital currencies for the periods ended March 31, 2023 and December 31, 2022:

Digital currencies at January 1, 2022	$-
Additions of digital currencies from mining	169
Realized gain on sale of digital currencies	(2)
Sale of digital currencies	(156)
Digital currencies at December 31, 2022	11
Additions of digital currencies from mining	21
Realized loss on sale of digital currencies	1
Sale of digital currencies	(28)
Digital currencies at March 31, 2023	$5

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

The Company has entered into digital asset mining pools by agreeing to terms and conditions, as may be amended from time to time, with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power to the mining pool, the Company is entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are recorded as a component of cost of revenues), for successfully adding a block to the Blockchain. The terms of the agreement provide that neither party can dispute settlement terms after 35 days following settlement. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.

Providing computing power to solve complex cryptographic algorithms in support of the Bitcoin Blockchain (in a process known as “solving a block”) is an output of the Company’s ordinary activities. The provision of such computing power is the only performance obligation in the Company’s agreements with mining pool operators. The transaction consideration the Company receives, if any, is noncash consideration in the form of digital assets, which the Company measures at fair value on the date received, which is not materially different than the fair value at contract inception or the time the Company has earned the award from the pools. The consideration is therefore variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. There is no significant financing component in these transactions.

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

Hosting Revenues

We receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $86 and $192 from these sources during the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023 and 2022, two customers accounted for 100% and 91%, respectively, of hosting revenue.

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

Loss per share

Basic loss per share is calculated by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing the net loss attributable to common shareholders by the sum of the weighted average number of common shares outstanding plus potential dilutive common shares outstanding during the period. Potential dilutive securities, comprised of convertible debt and warrants, are not reflected in diluted net loss per share because such potential shares are anti–dilutive due to the Company’s net loss.

Accordingly, the computation of diluted loss per share for the three months ended March 31, 2023 excludes 691,073,030 shares issuable upon the exercise of outstanding warrants and 342,277,865 shares issuable upon the conversion of outstanding convertible debt. The computation of diluted loss per share for the three months ended March 31, 2022 excludes 63,416,941 shares issuable upon the exercise of outstanding warrants.

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

As of March 31, 2023 and December 31, 2022, the Company had Level 3 financial instruments related to derivative liabilities related to the issuance of warrants and convertible debt.

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

On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In addition, CECL made changes to the accounting for available for sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities if management does not intend to sell and does not believe that it is more likely than not, they will be required to sell. The adoption of ASU 2016-13 did not have a material impact on the Company’s financial statements.

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

Note 4. Property, Plant, and Equipment and Other Assets

Property and equipment consisted of the following:

	As of
	March 31, 2023	December 31, 2022
Land	$55	$55
Computer hardware and software	10	10
Bitcoin mining machines	70	274
Infrastructure	1,185	1,185
Containers	403	403
Property and equipment, gross	1,723	1,927
Less: Accumulated depreciation	(610)	(829)
Property and equipment, net	$1,113	$1,098

The Company recorded depreciation expense of $56 and $48 for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023 and 2022, respectively, gains on sale of property and equipment of $70 and $0, respectively, were recorded as other non-operating income. For the three months ended March 31, 2023, we exchanged all our S17 miners which were fully depreciated for 35 S19 miners, which resulted in a gain of $70.

Other Assets consisted of the following:

	As of
	March 31, 2023	December 31, 2022

Security deposits	$-	$3
Other Assets	$-	$3

The Company paid $3 related to its office lease in Raleigh, NC which was returned to us in the three months ended March 31, 2023.

Note 5. Notes Payable

September 2022 Note

On September 12, 2022, the Company entered into a securities purchase agreement, pursuant to which the Company borrowed $1,335 and in exchange issued a secured convertible promissory note (the “September 2022 Note”) in the principal amount of $1,500 with an original issue discount of $165. Any time prior to a change of control transaction, the September 2022 Note is convertible into 30% of the outstanding shares of the Company’s common stock on the conversion date on a post-conversion basis (the “Conversion Shares”). The September 2022 Note matures December 31, 2023 and bears interest at a rate of 6% per annum. The September 2022 Note provides for customary events of default, the occurrence of which would result in 110% the principal and other accrued amounts outstanding under the September 2022 Note to become immediately due and payable, with the interest rate increasing to 12%.

At inception the Company recorded a debt discount of $1,500 and non-cash interest as accretion of debt discount of $5,324. During 2022, the Company recorded additional accretion of debt discount of $82, and the total accretion of debt discount for the year ended December 31, 2022 was $5,406. During the three months ended March 31, 2023, the Company recorded accretion of debt discount of $123.

Additionally, the Company issued to the lender three series of warrants (collectively, the “Warrants”). Each of the Series of Warrants is exercisable into 60% of the Conversion Shares and has a term of three years. The Warrants have exercise prices as follows:

●	Series X Warrant, the lower of $0.02 and 120% of the closing price on the date of issuance;
●	Series Y Warrant, the lower of $0.04 and 150% of the closing price on the date of issuance; and
●	Series Z Warrant, the lower of $0.06 and 200% of the closing price on the date of issuance.

In addition to the warrants described above, the Company has previous warrants outstanding whereby it cannot conclude that it has enough authorized and unissued shares to satisfy the settlement requirements for those already outstanding warrants. As a result, the equity environment would be considered tainted, and the conversion feature and the attached warrants are treated as derivative liabilities.

Derivative Liabilities

The Company valued the derivative liability relating to the embedded conversion feature using the Monte Carlo Simulation Method because of the unknown stock price at the future time of conversion. The Monte Carlo Simulation was calculated using the following assumptions:

	March 31, 2023	December 31, 2022
Stock price	$0.007	$0.004
Term (years)	0.75	1.00
Annual volatility	172.21%	152.48%
Annual expected return	11.65%	11.89%
Discount rate	4.79%	4.73%
Dividend yield	0%	0%

The Company’s activity in its convertible debt related derivative liability was as follows for the three months ended March 31, 2023:

Balance of derivative liability at January 1, 2022	$-
Transfer in due to issuance of warrants with embedded conversion features	4,207
Change in fair value of derivative liability	(984)
Balance of derivative liability at December 31, 2022	3,223
Change in fair value of derivative liability	1,347
Balance of derivative liability at March 31, 2023	$4,570

As of March 31, 2023, the fair value of the derivative liability was $4,570 and for the three months ended March 31, 2023 the Company recorded a loss of $1,347 from the change in fair value of derivative liability as non-operating income in the statements of operations. There was no outstanding derivative liability relating to convertible debt outstanding for the three months ended March 31, 2022.

Warrant Derivative Liabilities

As of March 31, 2023, the fair value of the warrant derivative liabilities was $3,392 and for the three months ended March 31, 2023 the Company recorded a loss of $1,696 from the change in fair value of derivative warrant liability as non-operating expense in the statements of operations. The Company valued the warrant derivative liabilities other than the warrants issued as part of the debt financing using the Black-Scholes option pricing model using the following assumptions as of March 31, 2023: 1) stock price of $0.007, 2) exercise prices of $0.03 - 0.12, 3) remaining lives of 2.35 – 3.31 years, 4) dividend yields of 0%, 5) risk free rates of 3.81 – 4.06%, and 6) volatility of 172.2 – 186.8%. The Company valued the warrant derivative liability relating to warrants issued in the 2022 debt financing using the binomial lattice model because of the variable exercise price with the following assumptions as of March 31, 2023: 1) stock price of $0.007, 2) remaining life of 2.45 years, 3) dividend yield of 0%, 4) risk free rate of 3.94%, and 5) volatility of 183.9%.

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

The Company’s activity in its warrant derivative liabilities was as follows for the three months ended March 31, 2023:

Balance of warrant derivative liability at January 1, 2022	$1,130
Transfer in due to issuance of warrants with embedded conversion features	2,554
Transfer out upon conversion of convertible notes and warrants with embedded conversion provisions	(231)
Change in fair value of warrant derivative liability	(1,726)
Balance of derivative liability at December 31, 2022	1,727
Transfer out upon conversion of convertible notes and warrants with embedded conversion provisions	(31)
Change in fair value of warrant liability	1,696
Balance of warrant derivative liabilities at March 31, 2023	$3,392

The Company recorded loss on settlement of derivative liability in the amount of $169 for the three months ended March 31, 2023. The Company recorded loss on settlement of derivative liability in the amount of $417 for the three months ended March 31, 2022.

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

	March 31, 2023
	Level 1	Level 2	Level 3	Fair Value

Liabilities
Derivative liability	$-	$-	$4,570	$4,570
Warrant derivative liability	$-	$-	$3,392	$3,392

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value

Liabilities
Derivative liability	$-	$-	$3,223	$3,223
Warrant derivative liability	$-	$-	$1,727	$1,727

Note 6. Loans Payable

As part of a payment to the City of LaFayette, the bank erroneously created a note payable in the amount of $200 in respect of the payment instead of drawing funds from the Company’s account at the bank. The note bore no interest and did not have a maturity date. The note was settled with funds from the Company’s account on January 3, 2023.

Note 7. Leases

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

On November 1, 2021, the Company entered into a lease agreement to lease a contiguous portion of land to its existing property, as a planting area for trees intended to mitigate noise from the Company’s cryptocurrency mining operations. The agreement provided for yearly installment payments of $3 for the first five years, with an option to extend this lease for another five-year period at a rate not to exceed 105% of the current lease payment. On each anniversary date, the Company was required to pay $3 in advance, with payment for the first year paid upon execution of the lease. The Company used an incremental borrowing rate of 8.0% based on the interest rate incorporated in the most recent promissory note. At lease inception, the Company recorded a Right of Use Asset of $22 and a corresponding Lease Liability of $22. The Company terminated this lease in the fourth quarter of 2022. As a result of the termination, the Company recorded a loss on the early termination of a land lease in the amount of $8.

The Company recorded rent expense of $0 and $10 for the three months ended March 31, 2023 and 2022, respectively.

Note 8. Common Stock and Preferred Stock

Common stock

Common Stock Issuances

On August 5, 2022, the Company issued 22,800,000 shares of common stock and 22,800,000 warrants to purchase common stock for consideration of $228.

During the year ended December 31, 2022, 18,380,379 warrants with an embedded conversion feature were exercised on a cashless basis for the issuance of 74,000,000 shares of common stock.

During the three months ended March 31, 2023, 4,157,044 warrants with an embedded conversion feature were exercised on a cashless basis for the issuance of 20,000,000 shares of common stock.

Preferred Stock

On January 11, 2019, the Company’s Board of Directors approved the authorization of 10,000 shares of Series B Preferred Stock with a par value of $0.001 and a Stated Value of $120 each (“Series B Preferred Shares”). The holders of the Series B Preferred Shares shall be entitled to receive, when, as, and if declared by the Board of Directors of the Company, out of funds legally available for such purpose, dividends in cash at the rate of 12% of the Stated Value per annum on each Series B Preferred Share. Such dividends shall be cumulative and shall accrue without interest from the date of issuance of the respective share of the Series B Preferred Shares. Each holder shall also be entitled to vote on all matters submitted to stockholders of the Company and shall be entitled to 55,000 votes for each Series B Preferred Share owned at the record date for the determination of stockholders entitled to vote on such matter or, if no such record date is established, at the date such vote is taken or any written consent of stockholders is solicited. In the event of a liquidation event, any holders of the Series B Preferred Shares shall be entitled to receive, for each Series B Preferred Shares, the Stated Value in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its stockholders. The Series B Preferred Shares are not convertible into shares of the Company’s common stock. No shares of Series B Preferred Shares have been issued or are outstanding.

On April 12, 2019, the Company’s Board of Directors approved the authorization of 200 Series C Preferred Shares with a par value of $0.001 (“Series C Preferred Shares”). Each Series C Preferred Share was convertible into shares of the Company’s common stock on a variable rate basis. During 2019 and 2020, 190 Series C Preferred Shares were issued and subsequently converted into Common Shares. No shares of Series C Preferred Shares are currently issued and outstanding.

Each Series C Preferred Share is convertible into shares of the Company’s common stock in an amount equal to the greater of: (a) 200,000 shares of common stock or (b) the amount derived by dividing the stated value by the product of 0.7 times the market price of the Company’s common stock, defined as the lowest trading price of the Company’s common stock during the ten-day period preceding the conversion date. The holder may not convert any Series C Preferred Shares if the total amount of shares held, together with holdings of its affiliates, following a conversion exceeds 9.99% of the Company’s common stock. During 2019 and 2020, 190 Series C Preferred Shares were issued and subsequently converted into Common Shares. No shares of Series C Preferred Shares are currently issued and outstanding.

Warrants

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

During the three months ended March 31, 2023, 4,157,044 warrants were exercised on a cashless basis for the issuance of 20,000,000 shares of common stock. Upon cashless exercise, the Company calculated the fair value of derivative liability on warrants of $31, compared it to the fair value of 20,000,000 shares of $200 and recorded a loss on extinguishment of $169. The Company valued the warrant derivative liability using the Black-Scholes option pricing model using the following assumptions on the date of exercise: 1) stock price of $0.01, 2) exercise price of $0.05, 3) remaining life of 3.1 years, 4) dividend yield of 0%, 5) risk free rate of 3.76%, and 6) volatility of 171.4%.

The following table summarizes information about shares issuable under warrants outstanding during the three months ended March 31, 2023:

	Warrant shares outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at January 1, 2022	74,614,871	$0.05	4.47	-
Issued	626,329,10	0.07	3.00	-
Exercised	(18,380,379)	0.05	-	-
Expired or cancelled	-	-	-	-
Outstanding and exercisable at December 31, 2022	682,563,502	0.06	3.18	-
Issued	12,666,572	-	-	-
Exercised	(4,157,044)	0.05	-	-
Expired or cancelled	-	-	-	-
Outstanding and exercisable at March 31, 2023	691,073,030	$0.06	2.93	$-

(*) Of the 12,666,572 and 626,329,010 shares issued during the three months ended March 31, 2023 and the year ended December 31, 2022, respectively and 682,563,502 and 691,073,030 shares outstanding and exercisable at March 31, 2023 and December 31, 2022, respectively, the weighted average exercise price and weighted average remaining life was not included for 616,195,582 and 603,529,010 warrants, respectively because their amount and exercise price is variable. The 12,666,572 warrants issued are a result of an adjustment to the number of X, Y and Z warrants as a result of the terms of the agreement. See Note 5 for the exercise prices of Series X, Y, and Z warrants. Series X, Y, and Z warrants expire on September 11, 2025.

Note 9. Commitments and Contingencies

On March 16, 2023 the Company entered into a partnership agreement (the “Partnership Agreement”) and a property lease agreement (the “Lease Agreement, and together with the Partnership Agreement, collectively, the “Agreement”) with another cryptocurrency mining company (“Tenant”). Pursuant to the Lease Agreement, the Company agreed to lease to Tenant portions of the Company’s six acre mining facility in Lafayette, GA in increments of up to 10 spaces that are 40 feet in length and eight feet in height each (“Spaces”), together with related utilities access including electricity of up to one megawatt (“MW”) per Space, for deploying mining equipment, in exchange for rental payments of $5 per Space per month (provided the Spaces are powered) and payment of the electricity costs and deposit requirements arising from the Spaces. In connection with the Lease Agreement, Tenant agreed to make an initial deposit of $229 for the initial electricity deployment for five MW and $40 as a security deposit. The $269 total of security deposits is presented in long-term liabilities.

Pursuant to the Partnership Agreement, the Company agreed to issue Tenant 500,000 shares its common stock per month for each rented Space (the “Monthly Issuances”), and to also issue an additional number of shares of common stock annually equal to 100% of the Monthly Issuances for the applicable year (the “Annual Issuances,” and together with the Monthly Issuances, collectively, the “Issuances”). Further, pursuant to the Partnership Agreement, the Company provided Tenant with the option (the “Option”) to lend MGT up to $1 million evidenced by a convertible promissory note that is convertible into 25% of the Company’s outstanding common stock, assuming all $1 million is lent, on a pro-forma, post-issuance basis (the “Note”), together with an accompanying warrant to purchase 180% of the shares of common stock underlying the Note (the “Warrant”). The terms of the Note and Warrant would be substantially similar to the September 2022 Note and accompanying warrants that were issued by the Company along with that note. If the Option is exercised, the parties may elect to substitute the $1 million purchase price, in whole or in part, with equipment and infrastructure improvements to enable the Company to have access to up to an additional 10 MWs of electricity to the facility’s currently available electrical power capacity. The Company’s facility currently has electrical capacity of up to 10 MW. The Agreement has a term of 24 months.

Legal proceedings

From time-to-time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. During the period covered by this report, there were no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K, as filed with the SEC on March 31, 2023.

Electricity Contract

MGT’s prior electricity agreement with the City of LaFayette expired on September 30, 2021. The Company and City of LaFayette are currently operating on a month-to-month basis without a contract.

Note 10. Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. During the three months ended March 31, 2023 and 2022, the Company made contributions to the 401(k) Plan of $3 and $3, respectively.

Note 11. Subsequent Events

On April 27, 2023, the Company issued 6,000,000 shares of common stock to Minerset Farms in accordance with the terms of its previously disclosed Partnership Agreement.

Item 2. Management’s discussion and analysis of financial condition and results of operations

This Quarterly Report on Form 10–Q (this “Report”) contains forward–looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The statements contained herein that are not purely historical are forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward–looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe” and similar expressions or variations intended to identify forward–looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward–looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward–looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10–K for the fiscal year ended December 31, 2022 as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023, in addition to other public reports we filed with the SEC. The forward–looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward–looking statements to reflect events or circumstances after the date of such statements.

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

As of March 31, 2023 and May 15, 2023, the Company owned 35 Antminer S19 Pro miners. Due to unfavorable mining economics and various required repairs, the Company’s prior Antminer S17 miners were non-operational at December 31, 2022, and the Company exchanged such prior miners along with loose hash boards, power supplies, and controller boards for the more efficient S19 miners in the first quarter of 2023.

MGT’s miners are housed in a modified shipping container on the Company’s owned property in Georgia. The entire facility, including the land and improvements, five 2500 KVA 3-phase transformers, three mining containers, and miners, are owned by MGT. We continue to explore ways to maintain and grow our current operations including but not limited to further potential equipment sales and raising capital to acquire the newest generation miners. The Company is also investigating other sites to develop into Bitcoin mining facilities in addition to expansion at its current property.

In addition to its self-mining operations, the Company leases its owned space to other Bitcoin miners and also provides hosting services for owners of cryptocurrency mining equipment. Management believes that these measures improve utilization of the electrical infrastructure and better insulate the Company against the volatility of Bitcoin mining.

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

The Company has entered into digital asset mining pools by agreeing to terms and conditions, as may be amended from time to time, with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power to the mining pool, the Company is entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are recorded as a component of cost of revenues), for successfully adding a block to the Blockchain. The terms of the agreement provide that neither party can dispute settlement terms after 35 days following settlement. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.

Providing computing power to solve complex cryptographic algorithms in support of the Bitcoin Blockchain (in a process known as “solving a block”) is an output of the Company’s ordinary activities. The provision of such computing power is the only performance obligation in the Company’s agreements with mining pool operators. The transaction consideration the Company receives, if any, is noncash consideration in the form of digital assets, which the Company measures at fair value on the date received, which is not materially different than the fair value at contract inception or the time the Company has earned the award from the pools. The consideration is therefore variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. There is no significant financing component in these transactions.

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

Hosting Revenues

We receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $86 and $192 from these sources during the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023 and 2022, two customers accounted for 100% and 91%, respectively, of hosting revenue.

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

Results of operations

Three months ended March 31, 2023 and 2022

Revenues

Our revenues for the three months March 31, 2023 decreased by $148, or 58%, to $107, as compared to $255 for the three months ended March 31, 2022. Our revenue is derived from cryptocurrency mining, which totaled $21 for the three months ended March 31, 2023 and $63 during the three months ended March 31, 2022. The decrease in revenues from our hosting and renting activities for this period is due to a decrease in miners from the previous year.

We also receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $86 and $192 during the months ended March 31, 2023 and 2022, respectively. The decrease in revenues for this period is due to a decrease in hosting customers from the previous year.

Because our revenue is dependent upon mining and related activities with respect to Bitcoin, and the price and market for Bitcoin and other cryptocurrencies remain volatile and uncertain due to numerous factors including the lack of widespread acceptance of Bitcoin, regulatory actions that have or may be implemented or considered with respect thereto, and general economic conditions including the potential for a recession in the near term, management cannot predict, estimate or advise with certainty the revenue trends that the Company may experience in its current or any future operations following the periods covered in this Report.

Operating Expenses

Operating expenses for the three months ended March 31, 2023 decreased by $333, or 35%, to $617, as compared to $950 for the three months ended March 31, 2022. The decrease in operating expenses was primarily due to a decrease in cost of revenue of $412, partially offset by an increase in general and administrative expenses of $79.

The decrease in cost of revenue of $412 or 75% to $134 for the three months ended March 31, 2023, as compared to $546 for the three months ended March 31, 2022 was primarily due to decreased electricity costs. The increase in general and administrative expenses of $79 or 20%, to $483 for the three months ended March 31, 2023, as compared to $404 for the three months ended March 31, 2022, was primarily due to an increase in legal and professional fees of $95, increase in consulting services of $12, offset by a decrease in Georgia costs of $11.

Other Income and Expense

For the three months ended March 31, 2023, non–operating expense of $3,288 consisted primarily of loss on the change in fair value of warrant derivative liabilities of $1,696, loss on the change in fair value of derivative liability of $1,347, accretion of debt discount of $123, loss on settlement of derivative of $169 and interest expense of $23, partially offset by non-operating income of gain on the sale of property and equipment of $70. During the comparable period ended March 31, 2022, non–operating expense of $823 consisted of loss on settlement of derivative of $417 and change in fair value of warrants derivative liability of $407, partially offset by interest income of $1.

Liquidity and capital resources

Sources of Liquidity

We have historically financed our business through the sale of debt and equity interests.

In September 2022, we raised $1,335 from the sale of a $1,500 Original Issue Discount Secured Convertible Promissory Note (the “Note”). The Note: (i) is convertible into 30% of the Company’s outstanding shares of the Company’s common stock on the conversion date of the Note on a post-conversion basis, (ii) matures December 31, 2023 and (iii) bears an interest rate of 6% per annum. In addition, the Company issued to the investor three series of warrants of which each of the warrants is exercisable into 60% of the Conversion Shares. In August 2022, the Company also issued to one investor 22,800,000 shares of common stock and 22,800,000 warrants to purchase common stock for consideration of $228. The Note provides for customary events of default, the occurrence of which would result in 110% the principal and other accrued amounts outstanding under the September 2022 Note to become immediately due and payable, with the interest rate increasing to 12%.

On March 16, 2023 the Company entered into a partnership agreement (the “Partnership Agreement”) and a property lease agreement (the “Lease Agreement, and together with the Partnership Agreement, collectively, the “Agreement”) with another cryptocurrency mining company (“Tenant”) pursuant to which the Company agreed to lease to Tenant portions of the Company’s six acre mining facility in Lafayette, GA in increments of up to 10 spaces that are 40 feet in length and eight feet in height each (“Spaces”), together with related utilities access including electricity of up to one megawatt (“MW”) per Space, for deploying mining equipment, in exchange for rental payments of $5 per Space per month (provided the Spaces are powered) and payment of the electricity costs and deposit requirements arising from the Spaces. In connection with the Lease Agreement, Tenant agreed to make an initial deposit of $229 for the initial electricity deployment for five MW. Further, pursuant to the Partnership Agreement, the Company provided Tenant with the option (the “Option”) to lend MGT up to $1 million. The Partnership Agreement has a term of 24 months.

We have incurred significant operating losses since inception and continue to generate losses from operations and as of March 31, 2023 have an accumulated deficit of $429,704. At March 31, 2023, our cash and cash equivalents were $317, and our working capital deficit was $8,176.

The Company will need to raise additional capital to pay the outstanding convertible note, fund operating losses, and maintain and grow its operations as intended over the next 12 months. There can be no assurance however that the Company will be able to raise additional capital when needed, or at terms deemed acceptable, if at all. The Company’s ability to raise additional capital will also be impacted by the volatility of Bitcoin, regulatory developments with respect to cryptocurrencies generally, inflation, high internet rates, the banking crisis, the war in Ukraine, the possibility of recession, and the ongoing SEC enforcement action against our Chief Executive Officer, all of which are highly uncertain, cannot be predicted and could have an adverse effect on the Company’s business and financial condition and its ability to raise capital. The issuance of any additional shares of common stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. Such factors raise substantial doubt about the Company’s ability to sustain operations for at least one year from the issuance of these unaudited condensed financial statements. The accompanying unaudited condensed financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The high and low exchange rate per Bitcoin for the quarter ending March 31, 2023, as reported by Blockchain.info, were approximately $28 and $16 respectively. The high and low exchange rate per Bitcoin for the year ending December 31, 2022, as reported by Blockchain.info, were approximately $48 and $16 respectively.

Impact of Inflation

Beginning in 2022, there has been a sharp rise in inflation in the U.S. and globally. Given our Bitcoin mining operations, the most significant impact has been on electricity and mining equipment costs. Further, Federal Reserve interest rate increases and bank failures could result in a recession, which may have an adverse impact on our operations, be it directly and/or through third parties on which our operations and revenue depends.

Cryptocurrency Market Developments

Cryptocurrencies and related activities are characterized by numerous risks and uncertainties, including the possibility for adverse developments such as regulatory actions, bans or restrictions, declines in the price of, demand for or public perception of cryptocurrencies, theft, fraud, hacking, manipulation or malicious coding, price volatility, the potential for one cryptocurrency to branch into two, variations among and the potential for adverse changes to blockchain algorithms, and other external forces beyond our control. The cryptocurrency industry is characterized by a high level of volatility, and the collapse in the prices of most popular cryptocurrencies such as Bitcoin and Ethereum has cast doubt on the future of cryptocurrency-focused businesses such as ours. This trend was further impacted by the recent controversy and failure surrounding FTX, a cryptocurrency exchange that collapsed after its Chief Executive Officer was accused of fraud and misappropriation of corporate funds. Since then, certain other cryptocurrency-focused companies have filed for bankruptcy, and three major U.S. banks with involvement in cryptocurrencies collapsed. Further the ongoing litigation between the SEC and Coinbase may affect our business and prospects. These events have resulted in a decline in the cryptocurrency markets and in the public’s perception of the industry. In addition, following the FTX controversy, regulators began reviewing cryptocurrency-focused companies and their operations with greater scrutiny, and have brought enforcement actions seeking to restrict or cease such activities. Any of these trends may have contributed, and could in the future contribute further, to declines in the price of Bitcoin and the demand for cryptocurrency-related activities such as ours, which gives rise to uncertainty concerning our future revenue and expenses.

Cash Flows

	Three Months ended March 31,
	2023	2022
Cash used in
Operating activities	$(21)	$(529)
Investing activities	-	(68)
Financing activities	(200)	-
Net decrease in cash and cash equivalents	$(221)	$(597)

Operating activities

Net cash used in operating activities was $21 for the three months ended March 31, 2023 as compared to net cash used in operating activities of $529 for the three months ended March 31, 2022. Cash used in operating activities for the three months ended March 31, 2023 primarily consisted of a net loss of $3,798 offset by non-cash charges of $3,321 which includes depreciation of $56, loss on the change in fair value of derivative liability of $1,347, loss on the change in fair value of warrant derivative liability of $1,696, loss on settlement of derivative of $169 and accretion of debt discount of $123, offset by gain on sale of property and equipment of $70, and cash provided by working capital of $456.

Cash used in operating activities for the three months ended March 31, 2022 primarily consisted of a net loss of $1,518 offset by non-cash charges of $872 which includes depreciation of $48, loss on settlement of derivative of $417, change in fair value of derivative liability of $407, and cash provided by working capital of $117.

Investing activities

Net cash used in investing activities was $0 for the three months ended March 31, 2023.

Net cash used in investing activities was $68 for the three months ended March 31, 2022 which consisted of purchases of property and equipment of $68.

Financing activities

During the three months ended March 31, 2023, cash used in financing activities was $200 which consisted of the repayment of a bank loan.

During the three months ended March 31, 2022, there was no cash provided by or used in financing activities.

Off–balance sheet arrangements

As of March 31, 2023, we had no obligations, assets or liabilities which would be considered off–balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off–balance sheet arrangements.

Item 3. Quantitative and qualitative disclosures about market risk

Not applicable.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as March 31, 2023 due to the following material weakness in our internal control over financial reporting: Our small number of employees does not allow for sufficient segregation of duties and independent review of duties performed.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer and principal financial officer), we performed a complete documentation of the Company’s significant processes and key controls, and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there were no changes to internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

From time-to-time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. During the period covered by this Report, there were no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2022, as filed with the SEC on March 31, 2023.

Item 1A. Risk factors

There are no additional risk factors other than those discussed in our Annual Report on Form 10–K, as filed with the SEC on March 31, 2023.

Item 2. Unregistered sales of equity securities and use of proceeds

During the three months ended March 31, 2023, 4,157,044 warrants were exercised on a cashless basis for the issuance of 20,000,000 shares of common stock. In issuing the securities described above, the Company relied upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

On April 27, 2023, the Company issued 6,000,000 shares to Minerset Farms in accordance with the terms of the Agreement. In issuing the securities described above, the Company relied upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

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

MGT CAPITAL INVESTMENTS, INC

Date: May 15, 2023	By:	/s/ Robert B. Ladd
Robert B. Ladd
President, Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

