Form 10-Q
period 2023-06-30
MGT CAPITAL INVESTMENTS, INC.
filed 2023-11-13
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

2076 Foster Mill Drive

LaFayette, GA 37028

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

Yes ☐ No ☒

As of November 13, 2023, there were 801,170,903 shares of the registrant’s Common stock, $0.001 par value per share, issued and outstanding.

MGT CAPITAL INVESTMENTS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED BALANCE SHEETS

(Dollars in thousands, except per-share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$45	$288
Restricted cash	250	250
Intangible digital assets	2	11
Prepaid expenses and other current assets	39	4
Total current assets	336	553

Non-current assets
Property and equipment, at cost, net	1,044	1,098
Other assets	-	3
Total assets	$1,380	$1,654

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$446	$11
Accrued expenses and other payables	19	115
Contract liability	-	30
Lease liability - current	96
Note payable	-	200
Convertible note payable, net of discount	424	82
Warrant derivative liability	1,773	1,727
Derivative liability	2,979	3,223
Total current liabilities	5,737	5,388

Non-current liabilities
Security deposits	269	-
Lease liability - non-current	68
Total liabilities	6,074	5,388

Commitments and Contingencies (Note 9)

Stockholders’ Deficit
Undesignated preferred stock, $0.001 par value, 8,489,800 shares authorized. No shares issued and outstanding at June 30, 2023 and December 31, 2022.	-	-
Series B preferred stock, $0.001 par value, 10,000 shares authorized. No shares issued or outstanding at june 30, 2023 and December 31, 2022.	-	-
Series C convertible preferred stock, $0.001 par value, 200 shares authorized. No shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.001 par value; 2,500,000,000 shares authorized; 753,770,903 and 703,770,903 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.	754	704
Additional paid-in capital	421,838	421,468
Accumulated deficit	(427,286)	(425,906)
Total stockholders’ deficit	(4,694)	(3,734)

Total Liabilities and Stockholders’ Deficit	$1,380	$1,654

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Revenue
Bitcoin mining	19	62	$40	$125
Hosting services	79	222	165	414
Total revenue	98	284	205	539

Operating expenses
Cost of revenue	93	753	227	1,299
General and administrative	272	382	755	786
Total operating expenses	365	1,135	982	2,085

Operating loss	(267)	(851)	(777)	(1,546)

Other non-operating income (expense)
Interest expense	(22)	-	(45)	-
Interest income	-	1	-	2
Change in fair value of warrant derivative liability	1,612	999	(84)	592
Change in fair value of derivative liability	1,591	-	244	-
Loss on settlement of derivative	(93)	(162)	(262)	(579)
Lease incentive loss	(184)	-	(184)	-
Accretion of debt discount	(219)	-	(342)	-
Gain on exchange of property and equipment	-	-	70	-
Other income	-	48	-	48
Total non-operating expense	2,685	886	(603)	63

Net loss	2,418	35	(1,380)	(1,483)

Deemed dividend	-	-	-	-

Net loss attributable to common stockholders	2,418	35	$(1,380)	$(1,483)

Other comprehensive loss
Realized loss on sale of investments
Comprehensive loss	$2,418	$35	$(1,380)	$(1,483)

Per-share data
Basic and diluted loss per share	0.00	0.00	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	734,282,014	648,082,014	726,897,975	636,748,881

The accompanying notes are an integral part of these unaudited condensed financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Common stock to be	Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	issued	Capital	Deficit	Equity
Balance at January 1, 2023	-	$-	703,770,903	$704		$421,468	$(425,906)	$(3,734)
Cashless exercise of warrants and extinguishment of related warrant derivative liability			20,000,000	20		180		200
Net loss							(3,798)	(3,798)
Balance at March 31, 2023 (unaudited)	-	$-	723,770,903	$724		$421,648	$(429,704)	$(7,332)
Cashless exercise of warrants and extinguishment of related warrant derivative liability			20,000,000	$20		$80		$100
Issuance of shares in respect of lease agreement			10,000,000	$10		$110		$120
Net loss							$2,418	$2,418
Balance at June 30, 2023 (unaudited)	-	-	753,770,903	754	-	421,838	(427,286)	(4,694)

Balance at January 1, 2022		$-	606,970,903	$607		$420,450	$(419,928)	$1,129
Cashless exercise of warrants and extinguishment of related warrant derivative liability	-	-	34,000,000	34		554	-	588
Net loss	-	-		-		-	(1,518)	(1,518)
Balance at March 31, 2022 (unaudited)	-	$-	640,970,903	$641		$421,004	$(421,446)	$199
Cashless exercise of warrants and extinguishment of related warrant derivative liability	-	-	10,000,000	10	70	120	-	200
Net Loss	-	-					35	35
Balance at June 30, 2022 (unaudited)	-	-	650,970,903	651	70	421,124	(421,411)	434

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MGT CAPITAL INVESTMENTS, INC. AND SUBSIDIARY

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Six Months Ended June 30,
	2023		2022
Cash Flows From Operating Activities
Net loss		$(1,380)	$(1,483)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation		124	97
Gain on exchange of property and equipment		(70)	-
Change in fair value of liability		(244)	(592)
Loss on settlement of derivative		262	579
Lease incentive loss		184	-
Change in fair value of warrant derivative liability		84	-
Accretion of debt discount		342	-
Change in operating assets and liabilities
Accounts receivable			93
Prepaid expenses and other current assets		(35)	119
Intangible digital assets		9	(7)
Other assets		3	(2)
Operating lease liability		-	(1)
Accounts payable		435	372
Accrued expenses		(96)	(3)
Deferred revenue		(30)	41
Security deposits		269	(95)
Net cash used in operating activities		(143)	(882)

Cash Flows From Investing Activities
Purchase of property and equipment		-	(68)
Net cash used in investing activities		-	(68)

Cash Flows From Financing Activities
Proceeds from loans payable		-	33
Repayment of note payable		(200)	-
Proceeds from issuance of stock under lease agreement		100	-
Net cash provided by (used in) financing activities		(100)	33

Net change in cash and cash equivalents		(243)	(917)

Cash and cash equivalents and Restricted cash, beginning of year		538	1,230
Cash and cash equivalents and Restricted cash, end of period		$295	$313

Supplemental disclosure of cash flow information
Cash paid for interest		$-	$-
Cash paid for income tax		$-	$-

Non-cash investing and financing activities
Derivative liability associated with convertible debentures of preferred stock	$		$-
Cumulative effect adjustment related to ASU adoption	$		$-
Cashless exercise of warrants and extinguishment of related warrant derivative liability		$300	$788
Repayment of note payable and interest through the issuance of shares under the equity purchase agreement	$		$-
Discount related to convertible promissory note	$		$-
Accounts payable settled with loan payable	$		$38

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

Cryptocurrency mining

Current Operations

MGT conducts cryptocurrency activities at a company-owned and managed Bitcoin mining facility in LaFayette, Georgia. Located adjacent to a utility substation, the several-acre property has access to about 20 megawatts (MW) of electrical power, half of which is presently utilized by the Company. Business activities are comprised of self-mining operations, providing hosting services, and leasing space to third parties.

As of June 30, 2023 and November 13, 2023, the Company owned 35 Antminer S19 Pro miners, providing about 3 Ph/s in hash power for self-mining. We also offer third-party owners of miners a hosting service whereby MGT operates and maintains the miners for a fixed monthly fee. MGT’s miners and those hosted for others are housed in a modified shipping container on the Company’s owned property in Georgia.

The entire facility, including the land and improvements, five 2500 KVA 3-phase transformers, and three mining containers, are owned by MGT. Since April 2023, a single tenant is renting our property and electrical infrastructure to use for Bitcoin mining. The tenant has provided, at its cost, the approximately 2,000 miners and 9 containers needed for its activities. In addition, the tenant pays for its electricity consumption.

These measures improve utilization of our fixed asset base and better insulate us against the volatility of self- mining Bitcoin. The Company is exploring the 10 MW expansion potential at its current property as well as investigating other sites to develop Bitcoin mining facilities.

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10–Q and Rule 8 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023. Operating results for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2022.

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

Note 2. Going Concern and Management’s Plans

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2023, the Company had incurred significant operating losses since inception and continues to generate losses from operations. As of June 30, 2023, the Company had an accumulated deficit of $427,286. As of June 30, 2023 MGT’s cash and cash equivalents were $295, of which $250 is restricted.

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

Note 3. Summary of Significant Accounting Policies

Use of estimates and assumptions and critical accounting estimates and assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and also affect the amounts of revenues and expenses reported for each period. Actual results could differ from those which result from using such estimates. Management utilizes various other estimates, including but not limited to determining the estimated lives of long-lived assets, stock compensation, determining the potential impairment of long-lived assets, the fair value of conversion features, fair value of warrants issued, the recognition of revenue, the valuation allowance for deferred tax assets, rental income from operating lease and other legal claims and contingencies. The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period that they are determined to be necessary.

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents. The Company’s combined accounts were $295 and $538 as of June 30, 2023 and December 31, 2022, respectively. Accounts are insured by the FDIC up to $250 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of June 30, 2023, and December 31, 2022, the Company had $0 and $37, respectively, in excess of the FDIC insurance limit.

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

The following table presents the activities of digital currencies for the periods ended June 30, 2023 and December 31, 2022:

Digital currencies at January 1, 2022	$-
Additions of digital currencies from mining	169
Realized loss on sale of digital currencies	(2)
Sale of digital currencies	(156)
Digital currencies at December 31, 2022	11
Additions of digital currencies from mining	40
Realized gain on sale of digital currencies	3
Sale of digital currencies	(52)
Digital currencies at June 30, 2023	$2

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

Leases

The Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term. Variable lease expenses, if any, are recorded when incurred.

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

Hosting Revenues

We receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $79 and $165 from these sources during the three and six months ended June 30, 2023, respectively. The Company recognized $222 and $414 from these sources during the three and six months ended June 30, 2022, respectively. During the three and six months ended June 30, 2023, two customers accounted for 100% and 99%, respectively, of hosting revenue. During the three and six months ended June 30, 2022, two customers accounted for 89% and 90%, respectively of hosting revenue.

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

Income (loss) per share

Basic income (loss) per share is calculated by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing the net income (loss) attributable to common shareholders by the sum of the weighted average number of common shares outstanding plus potential dilutive common shares outstanding during the period. Potential dilutive securities, comprised of unvested restricted shares, convertible debt, convertible preferred stock, stock warrants and stock options, are not reflected in diluted net income (loss) per share because such potential shares are anti–dilutive due to the Company’s net income (loss).

Accordingly, the computation of diluted income per share for the three months and six months ended June 30, 2023 excludes 710,193,040 shares issuable upon the exercise of outstanding warrants and 354,184,824 shares issuable upon the conversion of debt. The computation of diluted loss per share for the three and six months ended June 30, 2022 excludes 59,052,044 shares issuable upon the exercise of outstanding warrants and 10,000,000 of common stock to be issued.

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

As of June 30, 2023 and December 31, 2022, the Company had Level 3 financial instruments related to derivative liabilities related to the issuance of warrants and convertible debt.

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

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements, other than what is disclosed below.

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

Note 4. Property, Plant, and Equipment and Other Assets

Property and equipment consisted of the following:

	As of
	June 30, 2023	December 31, 2022
Land	$55	$55
Computer hardware and software	10	10
Bitcoin mining machines	70	274
Infrastructure	1,185	1,185
Containers	403	403
Property and equipment, gross	1,723	1,927
Less: Accumulated depreciation	(679)	(829)
Property and equipment, net	$1,044	$1,098

The Company recorded depreciation expense of $68 and $124 for the three and six months ended June 30, 2023, respectively. The Company recorded depreciation expense of $49 and $97 for the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2023, respectively, gains on sale of property and equipment of $0 and $70, respectively, were recorded as other non-operating income. There were no sales of equipment in the six month period ended June 30, 2022. For the three and six months ended June 30, 2023, we exchanged all our S17 miners which were fully depreciated for 35 S19 miners, which resulted in a gain of $0 and $70, respectively.

Other Assets consisted of the following:

	As of
	June 30, 2023	December 31, 2022

Security deposits	$-	$3
Other Assets	$-	$3

The Company paid $3 related to its office lease in Raleigh, NC which was returned to us in the six months ended June 30, 2023.

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

At inception the Company recorded a debt discount of $1,500 and non-cash interest as accretion of debt discount of $5,324. During 2022, the Company recorded additional accretion of debt discount of $82, and the total accretion of debt discount for the year ended December 31, 2022 was $5,406. During the three and six months ended June 30, 2023, the Company recorded accretion of debt discount of $219 and $342, respectively.

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

Derivative Liabilities

The Company valued the derivative liability relating to the embedded conversion feature using the Monte Carlo Simulation Method because of the unknown stock price at the future time of conversion. The Monte Carlo Simulation was calculated using the following assumptions:

	June 30, 2023	December 31, 2022
Stock price	$0.005	$0.004
Term (years)	0.50	1.00
Annual volatility	190.89%	152.48%
Annual expected return	11.77%	11.89%
Discount rate	5.47%	4.73%
Dividend yield	0%	0%

The Company’s activity in its convertible debt related derivative liability was as follows for the six months ended June 30, 2023:

Balance of derivative liability at January 1, 2022	$-
Transfer in due to issuance of warrants with embedded conversion features	4,207
Change in fair value of derivative liability	(984)
Balance of derivative liability at December 31, 2022	3,223
Change in fair value of warrant liability	(244)
Balance of derivative liabilities at June 30, 2023	$2,979

As of June 30, 2023, the fair value of the derivative liability was $2,979 and for the three and six months ended June 30, 2023 the Company recorded a gain of $1,591 and $244, respectively, from the change in fair value of derivative liability as non-operating income in the statements of operations. There was no outstanding derivative liability relating to convertible debt outstanding for the three and six months ended June 30, 2022.

Warrant Derivative Liabilities

As of June 30, 2023, the fair value of the warrant derivative liabilities was $1,773, and for the three and six months ended June 30, 2023, the Company recorded a gain of $1,612 and a loss of $84, respectively, from the change in fair value of derivative warrant liability as non-operating expense in the statements of operations. The Company valued the warrant derivative liabilities other than the warrants issued as part of the debt financing using the Black-Scholes option pricing model using the following assumptions as of June 30, 2023: 1) stock price of $0.005, 2) exercise prices of $0.03 - 0.12, 3) remaining lives of 2.10 – 3.06 years, 4) dividend yields of 0%, 5) risk free rates of 4.49 – 4.87%, and 6) volatility of 158.8 – 185%. The Company valued the warrant derivative liability relating to warrants issued in the 2022 debt financing using the binomial lattice model because of the variable exercise price with the following assumptions as of June 30, 2023: 1) stock price of $0.005, 2) remaining life of 2.20 years, 3) dividend yield of 0%, 4) risk free rate of 4.87%, and 5) volatility of 158.4%.

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

The Company’s activity in its warrant derivative liabilities was as follows for the six months ended June 30, 2023:

Balance of warrant derivative liability at January 1, 2022	$1,130
Transfer in due to issuance of warrants with embedded conversion features	2,554
Transfer out upon conversion of convertible notes and warrants with embedded conversion provisions	(231)
Change in fair value of warrant derivative liability	(1,726)
Balance of derivative liability at December 31, 2022	1,727
Transfer out upon conversion of convertible notes and warrants with embedded conversion provisions	(38)
Change in fair value of warrant liability	84
Balance of warrant derivative liabilities at June 30, 2023	$1,773

The Company recorded loss on settlement of derivative liability in the amount of $93 and $262 for the three and six months ended June 30, 2023, respectively. The Company recorded loss on settlement of derivative liability in the amount of $162 and $579 for the three and six months ended June 30, 2022.

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

	June 30, 2023
	Level 1	Level 2	Level 3	Fair Value

Liabilities
Derivative liability	$-	$-	$2,979	$2,979
Warrant derivative liability	$-	$-	$1,773	$1,773

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value

Liabilities
Derivative liability	$-	$-	$3,223	$3,223
Warrant derivative liability	$-	$-	$1,727	$1,727

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

The Company did not record rent expense for the three and six months ended June 30, 2023. The Company recorded rent expense of $10 and $20 for the three and six months ended June 30, 2022, respectively.

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

During the three months ended June 30, 2023, 2,217,090 warrants with an embedded conversion feature were exercised on a cashless basis for the issuance of 20,000,000 shares of common stock.

During the three months ended June 30, 2023, 10,000,000 shares of common stock were issued in respect of the Lease Agreement (See Note 9).

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

Warrants

On August 5, 2022, the Company sold 22,800,000 shares of common stock and issued three warrants, each to purchase 7,600,000 shares of common stock for consideration of $228,000. Subject to the terms and adjustments in the Warrants, the Warrants are exercisable at initial prices of $0.03, $0.06, and $0.12 per share, for three years from August 5, 2022.

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

During the six months ended June 30, 2023, 6,374,134 warrants were exercised on a cashless basis for the issuance of 40,000,000 shares of common stock. Upon cashless exercise, the Company calculated the fair value of derivative liability on warrants of $38, compared it to the fair value of 40,000,000 shares of $300 and recorded a loss on extinguishment of $262. The Company valued the warrant derivative liability using the Black-Scholes option pricing model using the following assumptions on the date of exercise: 1) stock price of $0.01-0.05, 2) exercise price of $0.05, 3) remaining life of 2.7-3.1 years, 4) dividend yield of 0%, 5) risk free rate of 3.76-4.17%, and 6) volatility of 171.4-181.8%.

The following table summarizes information about shares issuable under warrants outstanding during the three months ended June 30, 2023:

	Warrant shares outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at January 1, 2022	74,614,871	$0.05	4.47	-
Issued	626,329,010	0.07	3.00	-
Exercised	(18,380,379)	0.05	-	-
Expired or cancelled	-	-	-	-
Outstanding and exercisable at December 31, 2022	682,563,502	0.06	4.47	-
Issued	34,003,673	-	-	-
Exercised	(6,374,134)	0.05	-	-
Expired or cancelled	-	-	-	-
Outstanding and exercisable at June 30, 2023	710,193,040	$0.06	2.68	-

(*) Of the 626,329,010 warrants issued during the year ended December 31, 2022 and 682,563,502 warrants outstanding and exercisable at December 31, 2022, the weighted average exercise price and weighted average remaining life was not included for 603,529,010 warrants because their amount and exercise price is variable. In addition, the 34,003,673 warrants issued during the six months ended June 30, 2023, are a result of an adjustment to the number of X, Y and Z warrants, as a result of the terms of the agreement. See Note 5 for the exercise prices of Series X, Y, and Z warrants. Series X, Y, and Z warrants expire on September 11, 2025.

Note 9. Commitments and Contingencies

On March 16, 2023 the Company entered into a partnership agreement (the “Partnership Agreement”) and a property lease agreement (the “Lease Agreement”, and together with the Partnership Agreement, collectively, the “Agreement”) with another cryptocurrency mining company (“Tenant”). Pursuant to the Lease Agreement, the Company agreed to lease to Tenant portions of the Company’s six acre mining facility in Lafayette, GA in increments of up to 10 spaces that are 40 feet in length and eight feet in height each (“Spaces”), together with related utilities access including electricity of up to one megawatt (“MW”) per Space, for deploying mining equipment, in exchange for rental payments of $5 per Space per month (provided the Spaces are powered) and payment of the electricity costs and deposit requirements arising from the Spaces. In connection with the Lease Agreement, Tenant agreed to make an initial deposit of $229 for the initial electricity deployment for five MW and $40 as a security deposit. The $269 total of security deposits is presented in long-term liabilities.

Pursuant to the Partnership Agreement, the Company agreed to issue Tenant 500,000 shares its common stock per month for each rented Space (the “Monthly Issuances”), and to also issue an additional number of shares of common stock annually equal to 100% of the Monthly Issuances for the applicable year (the “Annual Issuances,” and together with the Monthly Issuances, collectively, the “Issuances”). Further, pursuant to the Partnership Agreement, the Company provided Tenant with the option (the “Option”) to lend MGT up to $1 million evidenced by a convertible promissory note that is convertible into 25% of the Company’s outstanding common stock, assuming all $1 million is lent, on a pro-forma, post-issuance basis (the “Note”), together with an accompanying warrant to purchase 60% of the shares of common stock underlying the Note (the “Warrant”). The terms of the Note and Warrant would be substantially similar to the September 2022 Note and accompanying warrants that were issued by the Company along with that note. If the Option is exercised, the parties may elect to substitute the $1 million purchase price, in whole or in part, with equipment and infrastructure improvements to enable the Company to have access to up to an additional 10 MWs of electricity to the facility’s currently available electrical power capacity. The Company’s facility currently has electrical capacity of up to 10 MW. The Agreement has a term of 24 months.

The Company considered the terms of the Option under ASC 815 and concluded that the Option is a non-option embedded derivative with no initial fair value and would not require bifurcation from the host contract. ASC 606 states that consideration payable to a customer should be recorded as a direct reduction to the transaction price. Therefore, the Company determined the transaction should be accounted for on a net basis, and the fair value of the equity should be recorded as a direct deduction from rental revenue. The Company determined that the share issuances would be treated as lease incentives and ASC 842-10-30-5 requires lease incentives to be recorded as a reduction of fixed payments when determining lease payments. The Company concluded that the equity portion of the agreement should be recorded at fair value on the grant date. Upon recording the equity at fair value at the time of issuance and taking into consideration that revenue should be reduced by the fair value of equity, the Company determined that the fair value of the equity exceeds the total cash to be received based on the fair value of the contract at the date of issuance, resulting in a contract loss at inception.

Total lease payments to be received			$920,000

Total shares		FMV on grant date
184,000,000	x	0.006	1,104,000
Loss at Inception			$(184,000)

The Company applied the guidance under ASU 2021-05 and determined that it would be appropriate to account for the entire loss at commencement and recognize that loss as a future equity commitment. The loss is based on the difference between the amount of cash to be received under the contract and the fair value of the stock to be issued under the contract. At lease inception, the Company recorded a lease incentive loss of $184 and recorded an operating lease liability in the corresponding amount. The lease liability will be reduced over the lease term period in conjunction with the issuance of the shares. During the six months ended June 30, 2023, the Company received $100, issued 20 million shares of common stock and reduced the lease liability by $20.

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

Note 10. Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. During the six months ended June 30, 2023 and 2022, the Company made contributions to the 401(k) Plan of $6 and $6, respectively.

Note 11. Subsequent Events

On July 21, 2023, the Company issued 11,400,000 shares of Common Stock for a cashless warrant exchange of 22,800,000 warrants.

On July 31, 2023, the Company issued 20,000,000 shares of Common Stock, as a result of a $64,691 conversion of the convertible note.

Subsequent to the balance sheet date, the Company issued 16,000,000 shares to Minerset Farms in accordance with the terms of its Partnership Agreement (See Note 9).

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

Current Operations

MGT conducts cryptocurrency activities at a company-owned and managed Bitcoin mining facility in LaFayette, Georgia. Located adjacent to a utility substation, the several-acre property has access to about 20 megawatts (MW) of electrical power, half of which is presently utilized by the Company. Business activities are comprised of self-mining operations, providing hosting services, and leasing space to third parties.

As of June 30, 2023 and November 13, 2023, the Company owned 35 Antminer S19 Pro miners, providing about 3 Ph/s in hash power for self-mining We also offer third-party owners of miners a hosting service whereby MGT operates and maintains the miners for a fixed monthly fee. MGT’s miners and those hosted for others are housed in a modified shipping container on the Company’s owned property in Georgia.

The entire facility, including the land and improvements, five 2500 KVA 3-phase transformers, and three mining containers, are owned by MGT. Since April 2023, a single tenant is renting our property and electrical infrastructure to use for Bitcoin mining. The tenant has provided, at its cost, the approximately 2,000 miners and 9 containers needed for its activities. In addition, the tenant pays for its electricity consumption directly to the City utility.

These measures improve utilization of our fixed asset base and better insulate us against the volatility of self- mining Bitcoin. The Company is exploring the 10 MW expansion potential at its current property as well as investigating other sites to develop Bitcoin mining facilities.

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

Hosting Revenues

We receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $79 and $165 from these sources during the three and six months ended June 30, 2023, respectively. The Company recognized $222 and $414 from these sources during the three and six months ended June 30, 2022, respectively. During the three and six months ended June 30, 2023, two customers accounted for 100% and 99%, respectively of hosting revenue.

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

Recent accounting pronouncements

See Note 3 to our unaudited condensed financial statements appearing in Part I, Item 1 of this Quarterly Report for Recent Accounting Pronouncements.

Results of operations

Three months ended June 30, 2023 and 2022

Revenues

Our revenues for the three months June 30, 2023 decreased by $186, or 65%, to $98 as compared to $284 for the three months ended June 30, 2022. Our revenue is derived from cryptocurrency mining, which totaled $19 for the three months ended June 30, 2023 and $62 during the three months ended June 30, 2022. The decrease in mining revenues for this period is due to a decrease in miners from the previous year.

We also receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The company recognized $79 and $222 during the three months ended June 30, 2023 and 2022, respectively. The decrease in hosting revenues for this period is due to a decrease in customers from the previous year.

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

Operating Expenses

Operating expenses for the three months ended June 30, 2023 decreased by $770, or 68%, to $365, as compared to $1,135 for the three months ended June 30, 2022. The decrease in operating expenses was primarily due to a decrease in cost of revenue of $660 and a decrease in general and administrative expenses of $110.

The decrease in cost of revenue of $660 or 88% to $93 for the three months ended June 30, 2023, as compared to $753 for the three months ended June 30, 2022 was primarily due to decreased electricity costs. The decrease in general and administrative expenses of $110 or 29%, to $272 for the three months ended June 30, 2023, as compared to $382 for the three months ended June 30, 2022, was primarily due to a decrease in legal fees.

Other Income and Expense

For the three months ended June 30, 2023, non–operating income of $2,685 consisted primarily of a gain in fair value of warrants derivative liability of $1,612 and a gain in change in fair value of derivative liability of $1,591, partially offset by a loss on settlement of derivative of $93, lease incentive loss of $184, accretion of debt of $219 and interest expense of $22. During the comparable period ended June 30, 2022, non–operating income of $886 consisted primarily of change in fair value of warrants derivative liability of $999 and interest income of $1, partially offset by loss on settlement of derivative of $162.

Six months ended June 30, 2023 and 2022

Revenues

Our revenues for the six months ended June 30, 2023 decreased by $334, or 62%, to $205 as compared to $539 for the six months ended June 30, 2022. Our revenue is derived from cryptocurrency mining, which totaled $40 for the six months ended June 30, 2023 and $125 during the six months ended June 30, 2022. The decrease in mining revenues is due to a decrease in miners from the previous year.

We also receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The company recognized $165 and $414 during the six months ended June 30, 2023 and 2022, respectively. The decrease in hosting revenues for this period is due to a decrease in customers from the previous year.

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

Operating Expenses

Operating expenses for the six months ended June 30, 2023 decreased by $1,103, or 53%, to $982 as compared to $2,085 for the six months ended June 30, 2022. The decrease in operating expenses was primarily due to a decrease in cost of revenue of $1,072 and a decrease in general and administrative expenses of $31.

The decrease in cost of revenue of $1,072, or 83%, to $227, as compared to $1,299 for the six months ended June 30, 2022 was primarily due to decreased electricity costs. The decrease in general and administrative expenses of $31, or 4%, to $755 as compared to $786 for the six months ended June 30, 2022, was primarily due to decreases in insurance and periodic lease costs offset by an increase in legal costs.

Other Income and Expense

For the six months ended June 30, 2023, non–operating expense of $603 consisted primarily of a loss on settlement of derivative of $262, accretion of debt of $342, lease incentive loss of $184, a loss in fair value of warrants derivative liability of $84 and interest expense of $45, offset by a gain on exchange of property and equipment of $70 and a gain in change in fair value of derivative liability of $244. During the comparable period ended June 30, 2022, non–operating income of $63 consisted primarily of change in fair value of derivative of $592, commercial vendor settlement of $48 and interest income of 2, partially offset by loss on settlement of derivative of $579.

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

On March 16, 2023 the Company entered into a partnership agreement and a property lease agreement with another cryptocurrency mining company (See Note 9 to the financial statements). Pursuant to the lease agreement, the Company agreed to lease Spaces of the Company’s six acre mining facility for rental payments of $5 per Space per month and payment of the electricity costs and deposit requirements arising from the Spaces. In connection with the Lease Agreement, Tenant agreed to make an initial deposit of $229 for the initial electricity deployment for five MW.

Pursuant to the partnership agreement, the Company agreed to issue 500,000 shares of its common stock per month for each rented Space, and to also issue an additional number of shares of common stock annually equal to shares issued during the year under the agreement. During the six months ended June 30, 2023, the Company received $100, issued 20 million shares of common stock under these agreements. Lease payments received under these agreements are treated as sales of equity in the Company’s financial statements.

We have incurred significant operating losses since inception and continue to generate losses from operations and as of June 30, 2023 have an accumulated deficit of $427,286. At June 30, 2023, our cash and cash equivalents were $295 of which $250 was restricted, and our working capital deficit was $5,401.

The Company will need to raise additional capital to fund operating losses and grow its operations. There can be no assurance however that the Company will be able to raise additional capital when needed, or at terms deemed acceptable, if at all. The Company’s ability to raise additional capital will also be impacted by the volatility of Bitcoin and the ongoing SEC enforcement action against our Chief Executive Officer, both of which are highly uncertain, cannot be predicted and could have an adverse effect on the Company’s business and financial condition. The issuance of any additional shares of Common Stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. Such factors raise substantial doubt about the Company’s ability to sustain operations for at least one year from the issuance of these unaudited financial statements. The accompanying unaudited financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The high and low exchange rate per Bitcoin for the quarter ending June 30, 2023, as reported by Blockchain.info, were approximately $24 and $31 respectively. The high and low exchange rate per Bitcoin for the year ending December 31, 2022, as reported by Blockchain.info, were approximately $48 and $16 respectively.

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

Cash Flows

	Six Months ended June 30,
	2023	2022
Cash provided by / (used in)
Operating activities	$(143)	$(882)
Investing activities	-	(68)
Financing activities	(100)	33
Net decrease in cash and cash equivalents	$(243)	$(917)

Operating activities

Net cash used in operating activities was $143 for the six months ended June 30, 2023 as compared to net cash used in operating activities of $882 for the six months ended June 30, 2022. Cash used in operating activities for the six months ended June 30, 2023 primarily consisted of net loss of $1,380 partially offset by non-cash charges of $682 which includes depreciation of $124, loss on settlement of derivative of $262, lease incentive loss of $184, loss on the change in fair value of warrant derivative liability of $84, and accretion of debt discount of $342, offset by gain on the change in fair value of derivative liability of $244 and gain on sale of property and equipment of $70, and cash provided by working capital of $555.

Net cash used in operating activities for the six months ended June 30, 2022 primarily consisted of a net loss of $1,483 offset by non-cash charges of $84 which includes depreciation of $97, loss on settlement of derivative of $579, partially offset by change in fair value of derivative liability of $592, and cash provided by changes in working capital of $517.

Investing activities

Net cash used in investing activities was $0 for the six months ended June 30, 2023.

Net cash used in investing activities was $68 for the six months ended June 30, 2022 which consisted of purchases of property and equipment of $68.

Financing activities

Net cash used by financing activities was $100 for the six months ended June 30, 2023 which consisted of the repayment of a bank loan of $200 partially offset by cash proceeds for the issuance of common shares under the lease agreement of $100.

Net cash provided by financing activities was $33 for the six months ended June 30, 2022 which consisted of proceeds from loans payable.

Off–balance sheet arrangements

As of June 30, 2023, we had no obligations, assets or liabilities which would be considered off–balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off–balance sheet arrangements.

Item 3. Quantitative and qualitative disclosures about market risk

The Company is not exposed to market risk related to interest rates on foreign currencies.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as June 30, 2023 due to the following material weakness in our internal control over financial reporting: Our small number of employees does not allow for sufficient segregation of duties and independent review of duties performed.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer and principal financial officer), we performed a complete documentation of the Company’s significant processes and key controls, and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2023, there were no changes to internal control over financial reporting.

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

Item 2. Unregistered sales of equity securities and use of proceeds

During the six months ended June 30, 2023, 6,374,134 warrants were exercised on a cashless basis for the issuance of 40,000,000 shares of common stock. In issuing the securities described above, the Company relied upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

On April 27, 2023 and June 7, 2023, the Company issued 6,000,000 and 4,000,000 shares respectively, to Minerset Farms in accordance with the terms of the Agreement. In issuing the securities described above, the Company relied upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

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

MGT CAPITAL INVESTMENTS, INC

Date: November 13, 2023	By:	/s/ Robert B. Ladd
Robert B. Ladd
President, Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

