Form 10-Q
period 2023-09-30
MGT CAPITAL INVESTMENTS, INC.
filed 2023-12-13
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐ No ☒

As of December 13, 2023, there were 805,170,903 shares of the registrant’s Common stock, $0.001 par value per share, issued and outstanding.

MGT CAPITAL INVESTMENTS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MGT CAPITAL INVESTMENTS, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands, except per-share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$24	$288
Restricted cash	250	250
Accounts receivable	28	-
Intangible digital assets	7	11
Prepaid expenses and other current assets	-	4
Total current assets	309	553

Non-current assets
Property and equipment, at cost, net	975	1,098
Right of use asset, operating lease, net of accumulated amortization	-	-
Investment - Available for sale	-	-
Other assets	-	3
Total assets	$1,284	$1,654

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$427	$11
Accrued expenses and other payables	116	115
Convertible note payable, net of discount	774	82
Note payable, net of discount	-	200
Note payable, related party	20
Deferred revenue	-	30

Operating lease liability	96	-
Derivative liability	1,771	3,223
Warrant derivative liability	1,407	1,727
Total current liabilities	4,611	5,388

Non-current liabilities
Security deposit	269	-
Operating lease liability	44	-
Total liabilities	4,924	5,388

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Undesignated preferred stock, $0.001 par value, 8,489,800 shares authorized. No shares issued and outstanding at September 30, 2023 and December 31, 2022.	-	-
Series B preferred stock, $0.001 par value, 10,000 shares authorized. No shares issued or outstanding at September 30, 2023 and December 31, 2022.	-	-
Series C convertible preferred stock, $0.001 par value, 200 share authorized. 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	-	-
Common stock to be issued		-
Common stock, $0.001 par value; 2,500,000,000 shares authorized; 797,170,903 and 703,770,903 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.	797	704
Additional paid-in capital	422,148	421,468
Accumulated deficit	(426,585)	(425,906)
Total stockholders’ equity	(3,640)	(3,734)

Total Liabilities and Stockholders’ Equity	$1,284	$1,654

The accompanying notes are an integral part of these unaudited condensed financial statements

MGT CAPITAL INVESTMENTS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue
Bitcoin mining	$17	$27	$57	$152
Hosting services	75	119	240	533
Total revenue	92	146	297	685

Operating expenses
Cost of revenue	128	224	355	1,523
General and administrative	256	394	1,011	1,180
Total operating expenses	384	618	1,366	2,703

Operating loss	(292)	(472)	(1,069)	(2,018)

Other non-operating income (expense)
Interest expense	(23)	(5)	(68)	(5)
Interest income	2	1	2	3
Change in fair value of warrant derivative liability	250	(4,109)	166	(3,517)
Change in fair value of derivative liability	1,080	(6,318)	1,324	(6,318)
Loss on settlement of derivative	47	(178)	(215)	(757)
Accretion of debt discount	(373)	(5,339)	(715)	(5,339)
Gain (loss) on settlement of debt	10	(48)	10	-
Gain on sale of property and equipment	-	-	70	-
Loss on Lease Incentive	-	-	(184)	-
Other income	-	52	-	52
Total non-operating income (expense)	993	(15,944)	390	(15,881)

Net loss attributable to common stockholders	$701	$(16,416)	$(679)	$(17,899)
Per-share data
Basic and diluted loss per share	$0.00	$(0.02)	$(0.00)	$(0.03)

Weighted average number of common shares outstanding	782,953,512	678,439,035	745,942,962	650,748,844

The accompanying notes are an integral part of these unaudited condensed financial statements

MGT CAPITAL INVESTMENTS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Common stock to be	Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	issued	Capital	Deficit	Equity
Balance at January 1, 2023		$-	703,770,903	$704		$421,468	$(425,906)	$(3,734)
Cashless exercise of warrants and extinguishment of related warrant derivative liability	-	-	20,000,000	20		180		200
Net loss	-	-					(3,798)	(3,798)
Balance at March 31, 2023 (unaudited)	-	$-	723,770,903	$724	$-	$421,648	$(429,704)	$(7,332)
Cashless exercise of warrants and extinguishment of related warrant derivative liability	-	-	20,000,000	20		80		100
Issuance of shares in respect of lease agreement			10,000,000	10		110		120
Net income	-	-					2,418	2,418
Balance at June 30, 2023 (unaudited)	-	-	753,770,903	754	-	421,838	(427,286)	(4,694)
Cashless exercise of warrants and extinguishment of related warrant derivative liability			11,400,000	11		58		69
Issuance of shares in respect of lease agreement	-	-	12,000,000	12		132		144
Conversion of convertible note into Common Stock	-	-	20,000,000	20		120		140
Net loss							701	701
Balance at September 30, 2023 (unaudited	-	$-	797,170,903	$797	$-	$422,148	$(426,585)	$(3,640)

	Preferred Stock		Common Stock		Additional Paid-In	Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Capital	Deficit	Equity
Balance at January 1, 2022		$-	606,970,903	$607	$-	$420,450	$(419,928)	$1,129
Cashless exercise of warrants and extinguishment of related warrant derivative liability	-	-	34,000,000	34	0	554	-	588
Net loss	-	-		-	-	-	(1,518)	(1,518)
Balance at March 31, 2022 (unaudited)	-	$-	640,970,903	$641	$-	$421,004	$(421,446)	$199
Cashless exercise of warrants and extinguishment of related warrant derivative liability	-	-	10,000,000	10	70	120	-	200
Net income	-	-		-			35	35
Balance at June 30, 2022 (unaudited)	-	-	650,970,903	651	70	421,124	(421,411)	434
Issuance of common stock and warrants	-	-	32,800,000	33	(70)	164		127
Cashless exercise of warrants and extinguishment of related warrant derivative liability	-	-	20,000,000	20		180		200
Net loss							(16,416)	(16,416)
Balance at September 30, 2022 (unaudited	-	$-	703,770,903	$704	$-	$421,468	$(437,827)	$(15,655)

The accompanying notes are an integral part of these unaudited condensed financial statements

MGT CAPITAL INVESTMENTS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(679)	$(17,899)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	192	147
Gain on sale of property and equipment	(70)	-
Gain on settlement of debt	(10)	-
Change in fair value of warrant derivative liability	(166)	3,517
Change in fair value of derivative liability	(1,324)	6,318
Loss on settlement of derivative	215	757
Loss on lease incentive	184
Accretion of debt discount	715	5,339
Change in operating assets and liabilities
Accounts receivable	(28)	145
Prepaid expenses and other current assets	4	113
Intangible digital assets	4	(5)
Other assets	3	(3)
Operating lease liability	-	1
Accounts payable	416	336
Accrued expenses	1	(95)
Contract liability	(30)	33
Security deposit	269	(140)
Net cash used in operating activities	(304)	(1,436)

Cash Flows From Investing Activities
Purchase of property and equipment	-	(68)
Net cash provided by (used in) investing activities	-	(68)

Cash Flows From Financing Activities
Proceeds from issuance of stock under lease agreement	220	-
Proceeds from convertible note payable	-	1,335
Proceeds from sale of stock under equity purchase agreement, net of issuance costs	-	228
Repayment of loan payable	(200)	(71)
Proceeds from notes payable, related party	20	-
Proceeds from loans payable	-	33
Net cash provided by financing activities	40	1,525

Net change in cash and cash equivalents	(264)	21

Cash and cash equivalents and restricted cash, beginning of period	538	1,230
Cash and cash equivalents and restricted cash, end of period	$274	$1,251

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Non-cash investing and financing activities
Conversion of notes payable into common stock	140	-
Settlement of warrants with Common Stock	69	-
Cashless exercise of warrants and extinguishment of related warrant derivative liability	$300	$988
Discount related to convertible promissory note	$-	$1,500
Derivative liabilities related to convertible debt and warrants	$-	$6,761
Accounts payable settled with loan payable	$-	$38

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

As of September 30, 2023 and December 13, 2023, the Company owned 35 Antminer S19 Pro miners, providing about 3 Ph/s in hash power for self-mining. We also offer third-party owners of miners a hosting service whereby MGT operates and maintains the miners for a fixed monthly fee. MGT’s miners and those hosted for others are housed in a modified shipping container on the Company’s owned property in Georgia.

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

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10–Q and Rule 8 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023. Operating results for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2023.

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

Note 2. Going Concern and Management’s Plans

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2023, the Company had incurred significant operating losses since inception and continues to generate losses from operations. As of September 30, 2023, the Company had an accumulated deficit of $426,585. As of September 30, 2023 MGT’s cash and cash equivalents were $274, of which $250 is restricted.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents. The Company’s combined accounts were $274 and $538 as of September 30, 2023 and December 31, 2022, respectively. Accounts are insured by the FDIC up to $250 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of September 30, 2023, and December 31, 2022, the Company had $0 and $37, respectively, in excess of the FDIC insurance limit.

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

The following table presents the activities of digital currencies for the periods ended September 30, 2023 and December 31, 2022:

Digital currencies at January 1, 2022	$-
Additions of digital currencies from mining	169
Realized gain on sale of digital currencies	(2)
Sale of digital currencies	(156)
Digital currencies at December 31, 2022	11
Additions of digital currencies from mining	57
Realized loss on sale of digital currencies	3
Sale of digital currencies	(64)
Digital currencies at September 30, 2023	$7

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

Hosting Revenues

We receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $75 and $240 from these sources during the three and nine months ended September 30, 2023, respectively. The Company recognized $119 and $533 from these sources during the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2023, two customers accounted for 100% and 91%, respectively, of hosting revenue. During the three and nine months ended September 30, 2022, two customers accounted for 91% and 79%, respectively, of hosting revenue.

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

Accordingly, the computation of diluted income per share for the three months and nine months ended September 30, 2023 excludes 767,057,562 shares issuable upon the exercise of outstanding warrants and 378,442,891 shares issuable upon the conversion of debt. The computation of diluted loss per share for the three and nine months ended September 30, 2022 excludes 682,912,940 shares issuable upon the exercise of outstanding warrants and 335,488,026 shares issuable upon the conversion of convertible notes payable.

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

As of September 30, 2023 and December 31, 2022, the Company had Level 3 financial instruments related to derivative liabilities related to the issuance of warrants and convertible debt.

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

Note 4. Property, Plant, and Equipment and Other Assets

Property and equipment consisted of the following:

	As of
	September 30, 2023	December 31, 2022
Land	$55	$55
Computer hardware and software	10	10
Bitcoin mining machines	70	274
Infrastructure	1,185	1,185
Containers	403	403
Property and equipment, gross	1,723	1,927
Less: Accumulated depreciation	(748)	(829)
Property and equipment, net	$975	$1,098

The Company recorded depreciation expense of $68 and $192 for the three and nine months ended September 30, 2023, respectively. The Company recorded depreciation expense of $50 and $147 for the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2023, respectively, gains on sale of property and equipment of $0 and $70, respectively, were recorded as other non-operating income. There were no sales of equipment in the nine month period ended September 30, 2022. For the three and nine months ended September 30, 2023, we exchanged all our S17 miners which were fully depreciated for 35 S19 miners, which resulted in a gain of $0 and $70, respectively.

Other Assets consisted of the following:

	As of
	September 30, 2023	December 31, 2022

Security deposits	$-	$3
Other Assets	$-	$3

The Company paid $3 related to its office lease in Raleigh, NC which was returned to us in the nine months ended September 30, 2023.

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

At inception the Company recorded a debt discount of $1,500 and non-cash interest as accretion of debt discount of $5,324. During 2022, the Company recorded additional accretion of debt discount of $82, and the total accretion of debt discount for the year ended December 31, 2022 was $5,406. During the three and nine months ended September 30, 2023, the Company recorded accretion of debt discount of $373 and $715, respectively.

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

On July 25, 2023, the lender converted $65 of the September 2022 Note into 20,000,000 shares of Common Stock with a fair value of $140. As a result of the conversion of the $65 of the September 2022 Note, net of $43 of debt discount and the settlement of $118 of the related derivative liability, the Company recorded $10 as a gain on the settlement of debt.

In addition to the conversion, the Company issued 36,000,000 warrants to purchase shares of Common Stock, with exercise prices of $0.0083, $0.0104, $0.0138 each for 12,000,000 warrants. The warrants are exercisable at any time and have a three-year exercise period. As the Company has previous warrants outstanding whereby it cannot conclude that it has enough authorized and unissued shares to satisfy the settlement requirements for those already outstanding warrants. As a result, the equity environment would be considered tainted, and the conversion feature and the attached warrants are treated as derivative liabilities.

Derivative Liabilities

The Company valued the derivative liability relating to the embedded conversion feature using the Monte Carlo Simulation Method because of the unknown stock price at the future time of conversion. The Monte Carlo Simulation was calculated using the following assumptions:

	September 30, 2023	December 31, 2022
Stock price	$0.004	$0.004
Term (years)	0.25	1.00
Annual volatility	122.99%	152.48%
Annual expected return	11.85%	11.89%
Discount rate	5.47%	4.73%
Dividend yield	0%	0%

The Company’s activity in its convertible debt related derivative liability was as follows for the nine months ended September 30, 2023:

Balance of derivative liability at January 1, 2022	$-
Transfer in due to issuance of warrants with embedded conversion features	4,207
Change in fair value of derivative liability	(984)
Balance of derivative liability at December 31, 2022	3,223
Settlement of derivative liability at debt conversion	128
Change in fair value of derivative liability	(1324)
Balance of derivative liabilities at September 30, 2023	$1,771

As of September 30, 2023, the fair value of the derivative liability was $1,771 and for the three and nine months ended September 30, 2023 the Company recorded a gain of $1,080 and $1,324, respectively, from the change in fair value of derivative liability as non-operating income in the statements of operations. There was no outstanding derivative liability relating to convertible debt outstanding for the three and nine months ended September 30, 2022.

Warrant Derivative Liabilities

As of September 30, 2023, the fair value of the warrant derivative liabilities was $1,407, and for the three and nine months ended September 30, 2023, the Company recorded a gain of $250 and of $166, respectively, from the change in fair value of derivative warrant liability as non-operating expense in the statements of operations. The Company valued the warrant derivative liabilities other than the warrants issued as part of the debt financing using the Black-Scholes option pricing model using the following assumptions as of September 30, 2023: 1) stock price of $0.004, 2) exercise prices of $0.03 - 0.12, 3) remaining lives of 2.05 – 2.81 years, 4) dividend yields of 0%, 5) risk free rates of 4.82 – 5.03%, and 6) volatility of 157.7 – 174.4%. The Company valued the warrant derivative liability relating to warrants issued in the 2022 debt financing using the binomial lattice model because of the variable exercise price with the following assumptions as of September 30, 2023: 1) stock price of $0.004, 2) remaining life of 1.95 years, 3) dividend yield of 0%, 4) risk free rate of 5.03%, and 5) volatility of 157.94%.

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

The Company’s activity in its warrant derivative liabilities was as follows for the nine months ended September 30, 2023:

Balance of warrant derivative liability at January 1, 2022	$1,130
Transfer in due to issuance of warrants with embedded conversion features	2,554
Transfer out upon conversion of convertible notes and warrants with embedded conversion provisions	(231)
Change in fair value of warrant derivative liability	(1,726)
Balance of derivative liability at December 31, 2022	1,727
Transfer out upon conversion of convertible notes and warrants with embedded conversion provisions	(154)
Transfer in due to issuance of warrants	215
Change in fair value of warrant liability	(381)
Balance of warrant derivative liabilities at September 30, 2023	$1,407

The Company recorded a gain on settlement of derivative liability in the amount of $47 and a loss of $215 for the three and nine months ended September 30, 2023, respectively. The Company recorded loss on settlement of derivative liability in the amount of $178 and $757 for the three and nine months ended September 30, 2022.

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

	September 30, 2023
	Level 1	Level 2	Level 3	Fair Value

Liabilities
Derivative liability	$-	$-	$1,771	$1,771
Warrant derivative liability	$-	$-	$1,407	$1,407

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value

Liabilities
Derivative liability	$-	$-	$3,223	$3,223
Warrant derivative liability	$-	$-	$1,727	$1,727

Note 6. Loans Payable

As part of a payment to the City of LaFayette, the bank erroneously created a note payable in the amount of $200 in respect of the payment instead of drawing funds from the Company’s account at the bank. The note bore no interest and did not have a maturity date. The note was settled with funds from the Company’s account on January 3, 2023.

In September 2023, an executive loaned the Company $20. The loan bears no interest and the maturity date has not been set.

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

The Company did not record rent expense for the three and nine months ended September 30, 2023. The Company recorded rent expense of $9 and $29 for the three and nine months ended September 30, 2022, respectively.

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

During the three months ended September 30, 2023, 22,800,000 warrants were settled with the issuance of 11,400,000 shares of common stock.

During the three months ended September 30, 2023, 12,000,000 shares of common stock were issued in respect of the Lease Agreement (See Note 9).

During the three months ended September 30, 2023, 20,000,000 shares of common stock were issued for the partial conversion of the September 2022 Note. (See Note 5)

Preferred Stock

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

Warrants

On August 5, 2022, the Company sold 22,800,000 shares of common stock and issued three warrants, each to purchase 7,600,000 shares of common stock for consideration of $228,000. Subject to the terms and adjustments in the Warrants, the Warrants are exercisable at initial prices of $0.03, $0.06, and $0.12 per share, for three years from August 5, 2022. On July 20, 2023, these warrants were extinguished with the issuance of 11,400,000 shares of common stock. As a result, we recorded a gain of $46 on the settlement of the warrants and the related warrant derivative liability.

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

The following table summarizes information about shares issuable under warrants outstanding during the nine months ended September 30, 2023:

	Warrant shares outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at January 1, 2022	74,614,871	$0.05	4.47	-
Issued	626,329,010	0.07	3.00	-
Exercised	(18,380,379)	0.05	-	-
Expired or cancelled	-	-	-	-
Outstanding and exercisable at December 31, 2022	682,563,502	0.06	4.47	-
Issued	113,668,194	0.01	-	-
Exercised	(29,174,134)	0.07	-	-
Expired or cancelled	-	-	-	-
Outstanding and exercisable at September 30, 2023	767,057,562	$0.03	2.75	-

(*) Of the 626,329,010 warrants issued during the year ended December 31, 2022 and 682,563,502 warrants outstanding and exercisable at December 31, 2022, the weighted average exercise price and weighted average remaining life was not included for 603,529,010 warrants because their amount and exercise price is variable. In addition, 77,668,194 warrants issued during the nine months ended September 30, 2023, are a result of an adjustment to the number of X, Y and Z warrants, as a result of the terms of the agreement. See Note 5 for the exercise prices of Series X, Y, and Z warrants. Series X, Y, and Z warrants expire on September 11, 2025.

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

The Company applied the guidance under ASU 2021-05 and determined that it would be appropriate to account for the entire loss at commencement and recognize that loss as a future equity commitment. The loss is based on the difference between the amount of cash to be received under the contract and the fair value of the stock to be issued under the contract. At lease inception, the Company recorded a lease incentive loss of $184 and recorded an operating lease liability in the corresponding amount. The lease liability will be reduced over the lease term period in conjunction with the issuance of the shares. During the nine months ended September 30, 2023, the Company received $220, issued 22 million shares of common stock and reduced the lease liability by $44.

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

Note 10. Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. During the nine months ended September 30, 2023 and 2022, the Company made contributions to the 401(k) Plan of $6 and $3, respectively.

Note 11. Subsequent Events

Subsequent to the balance sheet date, the Company issued 8,000,000 shares to Minerset Farms in accordance with the terms of its Partnership Agreement (See Note 9).

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

As of September 30, 2023 and December 13, 2023, the Company owned 35 Antminer S19 Pro miners, providing about 3 Ph/s in hash power for self-mining. We also offer third-party owners of miners a hosting service whereby MGT operates and maintains the miners for a fixed monthly fee. MGT’s miners and those hosted for others are housed in a modified shipping container on the Company’s owned property in Georgia.

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

Hosting Revenues

We receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $75 and $240 from these sources during the three and nine months ended September 30, 2023, respectively. The Company recognized $119 and $533 from these sources during the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2023, two customers accounted for 100% and 91%, respectively, of hosting revenue.

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

Recent accounting pronouncements

See Note 3 to our unaudited condensed financial statements appearing in Part I, Item 1 of this Quarterly Report for Recent Accounting Pronouncements.

Results of operations

Three months ended September 30, 2023 and 2022

Revenues

Our revenues for the three months September 30, 2023 decreased by $54, or 37%, to $92 as compared to $146 for the three months ended September 30, 2022. Our revenue is derived from cryptocurrency mining, which totaled $17 for the three months ended September 30, 2023 and $27 during the three months ended September 30, 2022. The decrease in mining revenues for this period is due to a decrease in miners from the previous year.

We also receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The company recognized $75 and $119 during the three months ended September 30, 2023 and 2022, respectively. The decrease in hosting revenues for this period is due to a decrease in customers from the previous year.

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

Operating Expenses

Operating expenses for the three months ended September 30, 2023 decreased by $234, or 38%, to $384, as compared to $618 for the three months ended September 30, 2022. The decrease in operating expenses was primarily due to a decrease in cost of revenue of $96 and a decrease in general and administrative expenses of $138.

The decrease in cost of revenue of $96 or 43% to $128 for the three months ended September 30, 2023, as compared to $224 for the three months ended September 30, 2022 was primarily due to decreased electricity costs. The decrease in general and administrative expenses of $138 or 35%, to $256 for the three months ended September 30, 2023, as compared to $394 for the three months ended September 30, 2022, was primarily due to a decrease in insurance, legal fees and periodic lease costs.

Other Income and Expense

For the three months ended September 30, 2023, non–operating income of $993 consisted primarily of a gain in fair value of warrants derivative liability of $250, a gain in change in fair value of derivative liability of $1,080, a gain on settlement of derivative of $47, a gain on settlement of debt of $10, and interest income of $2 partially offset by accretion of debt of $373 and interest expense of $23. During the comparable period ended September 30, 2022, non–operating expense of $15,944 consisted primarily of a loss on change in fair value of warrants derivative liability of $4,109, change in the fair value of the derivative liability of $6,318, accretion of debt discount of $5,339, loss on settlement of derivative of $178, commercial vendor settlement of $48, interest expense of $5, partially offset by other income of $52 and interest income of $1.

Nine months ended September 30, 2023 and 2022

Revenues

Our revenues for the nine months ended September 30, 2023 decreased by $388, or 57%, to $297 as compared to $685 for the nine months ended September 30, 2022. Our revenue is derived from cryptocurrency mining, which totaled $57 for the nine months ended September 30, 2023 and $152 during the nine months ended September 30, 2022. The decrease in mining revenues is due to a decrease in miners from the previous year.

We also receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The company recognized $240 and $533 during the nine months ended September 30, 2023 and 2022, respectively. The decrease in hosting revenues for this period is due to a decrease in customers from the previous year.

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

Operating Expenses

Operating expenses for the nine months ended September 30, 2023 decreased by $1,337, or 49%, to $1,366 as compared to $2,703 for the nine months ended September 30, 2022. The decrease in operating expenses was primarily due to a decrease in cost of revenue of $1,168 and a decrease in general and administrative expenses of $169.

The decrease in cost of revenue of $1,168, or 77%, to $355, as compared to $1,523 for the nine months ended September 30, 2022 was primarily due to decreased electricity costs. The decrease in general and administrative expenses of $169, or 14%, to $1,011 as compared to $1,180 for the nine months ended September 30, 2022, was primarily due to decreases in insurance, legal fees and periodic lease costs.

Other Income and Expense

For the nine months ended September 30, 2023, non–operating income of $390 consisted primarily of a gain in change in fair value of derivative liability of $1,324, a gain in fair value of warrants derivative liability of $166, a gain on exchange of property and equipment of $70, a gain on settlement of debt of $10 and interest income of $2 partially offset by accretion of debt of $715, a loss on settlement of derivative of $215, lease incentive loss of $184, and interest expense of $68. During the comparable period ended September 30, 2022, non–operating expense of $15,881 consisted primarily of a loss on change in fair value of warrants derivative liability of $3,517, change in the fair value of derivative liability of $6,318, accretion of debt discount of $5,339, loss on settlement of derivative of $757, and interest expense of $5, partially offset by other income of $52 and interest income of $3.

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

Pursuant to the partnership agreement, the Company agreed to issue 500,000 shares of its common stock per month for each rented Space, and to also issue an additional number of shares of common stock annually equal to shares issued during the year under the agreement. During the nine months ended September 30, 2023, the Company received $220, issued 22 million shares of common stock under these agreements. Lease payments received under these agreements are treated as sales of equity in the Company’s financial statements.

We have incurred significant operating losses since inception and continue to generate losses from operations and as of September 30, 2023 have an accumulated deficit of $426,585. At September 30, 2023, our cash and cash equivalents were $274 of which $250 was restricted, and our working capital deficit was $4,302.

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

The high and low exchange rate per Bitcoin for the quarter ending September 30, 2023, as reported by Blockchain.info, were approximately $25 and $31 respectively. The high and low exchange rate per Bitcoin for the year ending December 31, 2022, as reported by Blockchain.info, were approximately $48 and $16 respectively.

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

Cash Flows

	Nine Months ended September 30,
	2023	2022
Cash provided by / (used in)
Operating activities	$(304)	$(1,436)
Investing activities	-	(68)
Financing activities	40	1,525
Net increase (decrease) in cash and cash equivalents	$(264)	$21

Operating activities

Net cash used in operating activities was $304 for the nine months ended September 30, 2023 as compared to net cash used in operating activities of $1,436 for the nine months ended September 30, 2022. Cash used in operating activities for the nine months ended September 30, 2023 primarily consisted of net loss of $679 adjusted by non-cash activities of $264 which includes gain on the change in fair value of derivative liability of $1,324, gain in fair value of warrant derivative liability of $166, gain on sale of property and equipment of $70 and gain on settlement of debt of $10, partially offset by accretion of debt discount of $715, loss on settlement of derivative of $215, depreciation of $192 and loss on lease incentive of $184, and cash provided by working capital of $639.

Net cash used in operating activities for the nine months ended September 30, 2022 primarily consisted of a net loss of $17,899 offset by non-cash charges of $16,078 which includes depreciation of $147, loss on settlement of derivative of $757, amortization of note discount of $5,339, change in fair value of derivative liability of $6,318, and change in fair value of warrant derivative liability of $3,517 and cash provided by changes in working capital of $385.

Investing activities

Net cash used in investing activities was $0 for the nine months ended September 30, 2023.

Net cash used in investing activities was $68 for the nine months ended September 30, 2022 which consisted of purchases of property and equipment of $68.

Financing activities

Net cash provided by financing activities was $40 for the nine months ended September 30, 2023 which consisted of cash proceeds for the issuance of common shares under the lease agreement of $220 and proceeds from notes payable, related party of $20 offset by the repayment of a bank loan of $200.

Net cash provided by financing activities was $1,525 for the nine months ended September 30, 2022 which consisted of proceeds from convertible note payable of $1,335, proceeds from sale of stock under equity purchase agreement net of issuance costs of $228, and proceeds from loans payable of $33, partially off-set by repayment of loan payable of $71.

Off–balance sheet arrangements

As of September 30, 2023, we had no obligations, assets or liabilities which would be considered off–balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off–balance sheet arrangements.

Item 3. Quantitative and qualitative disclosures about market risk

The Company is not exposed to market risk related to interest rates on foreign currencies.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as September 30, 2023 due to the following material weakness in our internal control over financial reporting: Our small number of employees does not allow for sufficient segregation of duties and independent review of duties performed.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer and principal financial officer), we performed a complete documentation of the Company’s significant processes and key controls, and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, there were no changes to internal control over financial reporting.

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

Item 2. Unregistered sales of equity securities and use of proceeds

During the nine months ended September 30, 2023, 29,174,134 warrants were exercised on a cashless basis for the issuance of 51,400,000 shares of common stock. In issuing the securities described above, the Company relied upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

During the nine months ended September 30, 2023, the Company issued 22,000,000 to Minerset Farms in accordance with the terms of the Agreement. In issuing the securities described above, the Company relied upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended  .

On July 20, 2023, the Company issued 11,400,000 shares of common stock as part of the settlement of 22,800,000 outstanding warrants.

On July 25, 2023, 20,000,000 shares of common stock were issued for the partial conversion of the September 2022 Note.

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

MGT CAPITAL INVESTMENTS, INC

Date: December 13, 2023	By:	/s/ Robert B. Ladd
Robert B. Ladd
President, Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

