Form 10-K
period 2023-12-31
MGT CAPITAL INVESTMENTS, INC.
filed 2024-04-16
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from               to

Commission File Number 001-32698

MGT CAPITAL INVESTMENTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4148725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2076 Foster Mill Drive LaFayette, GA	30728
(Address of principal executive offices)	(Zip Code)

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

As of June 30, 2023, the last day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the registrant’s common stock held by non–affiliates of the registrant was approximately $3,456,493.

As of April 16, 2024, the registrant had outstanding 943,170,903 shares of common stock, $0.001 par value.

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

All dollar amounts set forth in this Annual Report as of and for the year ended December 31, 2023 on this Form 10–K are in thousands, except per–share amounts.

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

Our Operations

Cryptocurrency mining

MGT conducts cryptocurrency activities at a company-owned and managed Bitcoin mining facility in LaFayette, Georgia. Located adjacent to a utility substation, the several-acre property has access to about 20 megawatts (MW) of electrical power, half of which is presently utilized by the Company. Business activities are comprised of leasing space to third parties and self-mining operations.

As of December 31, 2023 and April 16, 2024, the Company owned approximately 35 Antminer S19 Pro miners providing about 3 Ph/s in hash power for self-mining. We also offer third-party owners of miners a hosting service whereby MGT operates and maintains the miners for a fixed monthly fee. MGT’s miners and those hosted for others are housed in a modified shipping container on the Company’s owned property in Georgia.

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

The supply of Bitcoin is finite. Once 21 million Bitcoin are generated, the network will stop producing more. Currently, there are approximately 19.7 million Bitcoin in circulation, or 94% of the total supply of Bitcoin. Within the Bitcoin protocol is an event referred to as Bitcoin halving (“Halving”) where the Bitcoin provided upon mining a block is reduced by 50%. Halvings are scheduled to occur once every 210,000 blocks, or roughly every four years, until the maximum supply of 21 million Bitcoin is reached. The latest Halving is expected to occur in April 2024, resulting in a revised reward payout of 3.125 Bitcoin per block.

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

Summary of Risk Factors

Our business and an investment in our common stock is subject to numerous risks and uncertainties, including those highlighted in the section immediately following this summary. Some of these risks include:

●	We have a history of operating losses, have been and will continue to be reliant on debt and equity financings to fund our operations, and we may not be able to raise capital when needed or otherwise take action necessary to achieve or sustain profitability.

●	Our auditors have expressed substantial doubt about our ability to continue as a going concern.

●	Our mining operating costs, including the costs to operate, maintain, repair and replace our mining equipment, have historically outpaced our mining revenues, which has and could continue to put a strain on our business or increase our losses.

●	We are reliant upon Mr. Robert B. Ladd, our Chief Executive Officer and sole executive officer, the loss of whom could materially harm our ability to continue or grow our operations as planned or at all and Mr. Ladd may be forced to resign based on the SEC’s request that he be barred from serving as an officer or director of a public company in an SEC action which was brought against him.

●	The Company’s internal control of financial reporting has material weaknesses. Due to the small size of the Company, the Company does not maintain sufficient segregation of duties to ensure the processing, review and authorization of all transactions including non-routine transactions.

●	The cryptocurrency mining industry is highly competitive, with many of our competitors having better access to capital and may buy mining equipment at scale. The competition has intensified as the price of Bitcoin has appreciated in recent years, which could have a material adverse effect on our results of operations if we are unable to keep up.

●	Because we have a single mining facility at one location, if we were to experience damage or loss of this facility, which may be uninsured or underinsured, your investment in us would be at risk.

●	Our operations and the results thereof are subject to risks arising from Internet disruptions or delays, cybersecurity threats, incorrect digital recording of transactions, and other contingencies resulting from holding and transacting in digital assets. Further, due to current lack of regulation, we may be unable to seek or obtain recourse if such contingencies were to occur.

●	Our operations and ability to generate revenue depends on a steady supply of low-cost electricity. We do not have a contract in place with the City of LaFayette for provision of electricity. The price of electricity is based on a wholesale generation cost per kWh, plus applicable transmission fees, load optimization fees, City administration costs and taxes.

●	The future development and growth of cryptocurrencies such as Bitcoin is subject to a variety of factors that are difficult to predict and evaluate. If the market for Bitcoin does not grow as we expect, our business, operating results, and financial condition could be adversely affected.

●	Certain features of Bitcoin’s Blockchain, such as “forking” in which one type of Bitcoin could turn into many due to source code variation, or Halving which reduces the rewards for mining efforts by 50% every 210,000 blocks that are solved, pose the risk of adversely affecting our ability to generate revenue.

●	Our operating results have and will significantly fluctuate due to the highly volatile nature of Bitcoin, and if the price of Bitcoin declines, including potentially due to political, economic, or other forces beyond our control, it would materially adversely affect our business. Our current miners are designed primarily to mine Bitcoin and cannot be used to mine other cryptocurrencies, which magnifies the risk.

●	Our reliance on third party “mining pools,” which enable us to cooperate with other Bitcoin mining enterprises to receive Bitcoin with less variance in probability of reward by sharing Bitcoin earned pro rata based on contribution to a block solved, subjects us to risks of inaccurate sharing of rewards and the loss of other at-will participants in the pool.

●	Highly-publicized instances of fraud and alleged fraud in the cryptocurrency industry in recent years have increased investor distrust of the entire industry and increased the pressure for regulators to enact restrictions. Both of these factors could adversely affect our access to capital and operations.

●	We may become subject to an uncertain and rapidly evolving regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations, including those imposing restrictions or bans on Bitcoin mining due to concerns about high electrical power usage or noise concerns, could adversely affect our business, operating results, and financial condition.

●	The markets for Bitcoin and other cryptocurrencies may be under-regulated and, as a result, the market price of Bitcoin may be subject to significant volatility or manipulation, which could decrease consumer confidence in cryptocurrencies and have a material adverse effect on our business and results of operations.

●	Banks and financial institutions may not provide banking services, or may cut off services, to businesses that engage in cryptocurrency-related activities, which could have a material adverse effect on us, including restricting the Company’s access to capital.

●	If a malicious actor or botnet obtains control of the Bitcoin network, such actor or botnet could manipulate the Blockchain to adversely affect us.

●	Because cryptocurrencies may be determined to be investment securities, we may inadvertently violate or become subject to the Investment Company Act of 1940 and incur large losses as a result and potentially be required to register as an investment company or terminate operations.

●	Our stock price is subject to significant volatility due to a variety of factors, many of which are beyond our control, including its status as a “penny stock,” the fact that it is not listed on a national securities exchange, and its potential connection to the price of Bitcoin or other cryptocurrencies, which could adversely affect investors.

●	We have not paid cash dividends to our stockholders and do not intend to do so in the foreseeable future.

●	Substantial future sales of our common stock by us or our stockholders could have a depressive effect on our stock price. For example, Company has issued convertible debt and warrants that allow the holders to exercise for an indeterminant, and potentially material, number of shares of our common stock on a cashless basis.

Risks Related to Our Cryptocurrency Mining Business

We have a history of operating losses, and we may not be able to achieve or sustain profitability.

Our primary focus is on our Bitcoin mining operation located at our Lafayette, Georgia facility where, as of December 31, 2023 and April 16, 2024, we operated a total of 35 Antminer S19 Pro miners. Our current strategy will continue to expose us to the numerous risks and volatility associated within this sector, including due to the high costs of purchasing miners and sourcing power for them, while monitoring the price of Bitcoin, which has historically been volatile. Further, we have experienced recurring losses and negative cash flows from operations. Our net losses for the years ended December 31, 2023 and 2022 were $6,108 and $5,978, respectively.

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

Our auditors have issued a “going concern” audit opinion expressing substantial doubt about our ability to continue as a going concern.

Our independent auditors have indicated in their report on our December 31, 2023 and 2022 financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements incorporated in this Annual Report have been prepared assuming that we will continue as a going concern for one year from the date the financial statements are issued and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.

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

Our success is largely dependent on the continued services of Mr. Robert B. Ladd, our President, Chief Executive Officer and acting Chief Financial Officer. The loss of the services of Mr. Ladd, including as a result of the SEC Action described in the following risk factor (in which the SEC has among other things moved for a final judgment barring Mr. Ladd from serving as an officer or director of a public company such as us), would leave us without executive leadership, which could diminish our business and growth opportunities. We will also need to build an executive management team around Mr. Ladd, which could be a time consuming and expensive process and divert management’s attention from other pressing matters concerning the Company’s operations or growth. The market for highly qualified personnel in this industry is very competitive and we may be unable to attract such personnel in a timely manner, on favorable terms or at all. If we are unable to attract such personnel, our business could be harmed. If we fail to procure the services of additional executive management or implement and execute an effective contingency or succession plan for Mr. Ladd, the loss of Mr. Ladd would significantly disrupt our business.

Other than Mr. Ladd, we have no other officers and only one other director. The loss of Mr. Ladd would have a material adverse effect on us. We do not have key man insurance on the life of Mr. Ladd. Mr. Ladd’s Amended and Restated Executive Employment Agreement (the “Employment Agreement”), which was executed on April 6, 2018, and amended on November 11, 2020, permits him to resign for good reason which includes a material breach of the agreement by the Company. In the event he terminates his Employment Agreement for Good Reason, this would result in the Company owing him approximately $510 and would leave the Company without an executive officer which may have a material adverse effect upon us, your investment, and hamper the ability of the Company to continue operations.

The crypto exchange used by the Company to monetize its self-mined Bitcoin experienced difficulties beginning in early 2023 and was ultimately shut down. The Company was unable to find a suitable replacement given its low transaction frequency and small trade volumes. As a consequence, the Company uses a personal brokerage account/crypto wallet of its CEO to effect the sales of its mined Bitcoin. These transactions occur approximately monthly and are executed and documented to provide no cost to the Company and no benefit to our CEO. The loss of Mr. Ladd would end this this practice.

The SEC has filed an action against the Company’s Chief Executive Officer alleging violations of federal securities laws which could result in liabilities for the Company.

On September 7, 2018, the SEC commenced a legal action, SEC v. Barry C. Honig et al. (the “SEC Action”), in the United States District Court for the Southern District of New York naming as defendant Mr. Robert B. Ladd, our Chief Executive Officer. An amended complaint in the SEC Action was filed on March 8, 2019. On May 24, 2019, the SEC issued a subpoena in the SEC Action to the Company and on October 31, 2019, the SEC issued subpoenas in the SEC Action to our Chairman and our independent director. The SEC filed a second amended complaint in the SEC Action on March 16, 2020 asserting additional civil charges against Mr. Ladd. The SEC Action asserts civil charges against multiple individuals and entities, including former shareholders of the Company, who are alleged to have violated the securities laws by engaging in “pump and dump” schemes in connection with certain microcap stocks and three entities, including the Company (the Company is not named as a defendant). To date, all defendants, except Mr. Ladd, have entered settlement agreements in the SEC Action. In September 2023, the Court denied Mr. Ladd’s motion for summary judgment and granted the SEC’s motion for summary judgment partially. The SEC successfully argued that Mr. Ladd made material misstatements on various forms and releases, thereby violating securities laws. The SEC’s strict liability claims were granted in part, with evidence showing Mr. Ladd violated registration and reporting requirements, but denied a claim regarding Mr. Ladd’s control over certain securities. On February 23, 2024, the SEC filed a notice of motion seeking certain actions including a final judgment granting the SEC the following: (i) approximately $1.1 million in civil penalties, (ii) a bar prohibiting Mr. Ladd from serving as an officer or director of a public company, and (iii) injunctions against future violations of the federal securities laws for which Mr. Ladd was found liable by the Court.

To the extent the SEC Action pertains to Mr. Ladd in his capacity as an officer of the Company, we are required to indemnify him in his defense of the SEC Action and cannot predict the likelihood or amount of expenses this will entail. Further, the SEC Action has diverted and may continue to divert Mr. Ladd’s attention from his management duties to the Company. If the outcome of this litigation results in the Company losing Mr. Ladd’s services, including if the SEC’s February 2024 motion for him to be barred from serving as an officer or director is granted by the Court, we may be unable to find a suitable replacement in a reasonable time or without incurring significant costs or experiencing operational disruptions. Further, we cannot predict whether the SEC Action might result in future actions, penalties or other liabilities against the Company, and we may incur costs in responding to related requests for information and subpoenas, and if instituted, in defending against any resulting governmental proceedings that may be instituted against the Company.

The Company’s directors’ and officers’ insurance policies have been exhausted and will cause the Company to increase spending on legal expenses.

Under its certificate of incorporation and Bylaws, Mr. Ladd’s Employment Agreement, and certain indemnification agreements, the Company has obligations to indemnify current and former directors and certain current and former employees. Based on cumulative legal fees and settlements incurred, the Company has fully exhausted its directors’ and officers’ insurance coverage. Additional expenses currently expected to be incurred, including in connection with the SEC Action which is still ongoing, and that may occur in the future, or liabilities that may be imposed in connection with actions against certain of the Company’s past and present directors and officers and certain current and former employees who are entitled to indemnification will be funded by the Company with its existing cash resources. Such expenses could have a material impact on the Company’s financial condition, results of operations and cash flows.

The Company’s internal control of financial reporting has material weaknesses.

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

Our operating results will depend in large part upon the value of Bitcoin because it is the primary cryptocurrency we currently mine, and is the primary cryptocurrency of our clients and our tenant. Specifically, our revenues, and the revenues from our clients and tenant derive from Bitcoin mining operations and are based upon two factors: (1) the number of Bitcoin rewards successfully mined and (2) the value of Bitcoin. This means that our operating results will be subject to swings based upon increases or decreases in the value of Bitcoin. Furthermore, our business strategy focuses solely on producing Bitcoin (as opposed to other cryptocurrencies), and our current ASIC miners principally utilize the “SHA-256 algorithm,” which is designed primarily for mining Bitcoin. We, therefore, cannot use these miners to mine other cryptocurrencies, such as Ethereum, that are not mined utilizing this algorithm. If other cryptocurrencies overtake Bitcoin in terms of acceptance, including potentially due to environmental or social reasons given the higher carbon footprint of Bitcoin when compared to Etherum and other cryptocurrencies, the value of Bitcoin could decline. Further, if Bitcoin were to switch its proof of work algorithm from SHA-256 to another algorithm for which our miners would not be suited or if the value of Bitcoin were to decline for other reasons, particularly if such decline were significant or over an extended period of time, we would likely incur very significant costs in retooling or replacing our existing miners with miners better suited for this new protocol and our operating results could be adversely affected. This could result in a material adverse effect on our ability to continue as a going concern or to pursue our business strategy at all, which could have a material adverse effect on our business, prospects or operations, and thus harm investors.

Bitcoin is subject to Halving, meaning that the Bitcoin rewarded for solving a block will be reduced in the future and its value may not commensurately adjust to compensate us for such reductions, and the overall supply of Bitcoin is finite.

Bitcoin is subject to Halving, which is the process by which the Bitcoin reward for solving a block is reduced by 50% every 210,000 blocks that are solved. This means that the amount of Bitcoin we (or any other miner) are rewarded for solving a block in the Blockchain is permanently cut in half. For example, the next Halving is expected to occur in April 2024, resulting in a revised payout of 3.125 Bitcoin per block solved, down from the previous reward rate of 6.25 Bitcoin per block solved. There can be no assurance that the price of Bitcoin will sufficiently increase to justify the increasingly high costs of mining for Bitcoin given the Halving feature. If a corresponding and proportionate increase in the trading price of these cryptocurrencies does not follow these anticipated Halving events, the revenue we earn from our mining operations would see a corresponding decrease, which would have a material adverse effect on our business and operations. To illustrate, even if the price of Bitcoin remains at its price as of today, all other factors being equal (including the same number of miners and a stable hash rate) our revenue would decrease substantially upon the next Halving.

Further, due to the Halving process, unless the underlying code of the Bitcoin Blockchain is altered (which may be unlikely or difficult given its decentralized nature), the supply of Bitcoin is finite. Once 21 million Bitcoin have been generated by virtue of solving blocks in the Blockchain, the network will stop producing more. Currently, there are approximately 19.7 million Bitcoin in circulation representing about 94% of the total supply of Bitcoin under the current source code. For the foregoing reasons, the Halving feature exposes us to inherent uncertainty and reliance upon the historically volatile price of Bitcoin, rendering an investment in us particularly speculative, especially in the long-term. If the price of Bitcoin does not significantly increase in value, your investment could become worthless.

We are subject to risks associated with our need for significant electrical power and our current Electricity Agreement.

Our Bitcoin mining operations have required significant amounts of electrical power, and, to the extent we purchase additional miners or acquire new miners which require higher energy inputs, our electricity requirements would grow. If we are unable to continue to obtain sufficient electrical power to operate our miners on a cost-effective basis, we may not realize the anticipated benefits of our significant capital investments in new miners. Even at our current energy usage, there can be no guarantee that our operational costs will not increase in the future, including based on future negotiations for a new electricity contract with City of Lafayette, Georgia, a municipal corporation of the State of Georgia (“the City”), there can be no assurance that we can reach an agreement with the City with acceptable price, volume and other terms, if at all. Currently we are in a month-to-month agreement with the City, which subjects us to substantial uncertainty and could result in substantially higher costs in future periods, or the loss of access to electricity on which our operations and those of our clients and tenant depend. . The City is our only supplier of electricity at our location.

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

Our cryptocurrency mining operations require access to high-speed internet to be successful. If we lose internet access for a prolonged period, we may be required to reduce our operations or cease them altogether. A disruption of the Internet may affect the use of cryptocurrencies and subsequently the value of our securities. Generally, cryptocurrencies and our business of mining cryptocurrencies is dependent upon the Internet. A significant disruption in Internet connectivity could disrupt a currency’s network operations until the disruption is resolved and have an adverse effect on the price of Bitcoin and our ability to mine Bitcoin. If this occurs, our business and results of operations may suffer, and our investors may be materially and adversely affected.

Bitcoin has forked multiple times and additional forks may occur in the future which may affect the value of Bitcoin held or mined by the Company.

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

Since August 1, 2017, Bitcoin’s Blockchain was forked multiple times creating new types of Bitcoin cryptocurrencies. Each fork has resulted in a new Blockchain being created with a shared history, and a new path forward. The value of the newly created Bitcoin cryptocurrencies that have or may result may or may not have value in the long run and may affect the price of Bitcoin if interest is shifted away from Bitcoin to the newly created digital assets. The value of Bitcoin after the creation of a fork is subject to many factors including the value of the fork product, market reaction to the creation of the fork product, and the occurrence of forks in the future. As such, the value of Bitcoin could be materially reduced if existing and future forks have a negative effect on Bitcoin’s value.

Our mining operations, including the miners, the container, the land and the facility as a whole in which our miners are operated, are subject to real estate risks and potential damage and contingencies for which we are not covered by insurance.

Our current mining operations are exclusively conducted at our Lafayette, GA facility. This facility is, and any future mines we may establish, will be subject to a variety of risks relating to housing all of our operations, which include expensive revenue generating equipment at a single physical location. We also face risks because we own the land underlying the facility rather than rent, and therefore face risks inherent in the ownership of real estate. Further, the space we lease to our tenant could be damaged by the tenant, resulting in losses to us, which we may be unable to recoup from insurance or the tenant. While we have insurance covering general liability and property theft and damage, we may be underinsured for some of the risks we face due to our single facility and ownership of the underlying land, including:

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

Bitcoin and other cryptocurrency market prices, which have historically been volatile and are impacted by a variety of factors (including those discussed below), are determined primarily using data from various exchanges, over-the-counter markets and derivative platforms. Furthermore, such prices may be subject to factors such as those that impact commodities, more so than business activities, which could be subjected to additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions, including those discussed elsewhere in these Risk Factors. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of cryptocurrencies, or our share price, making their market prices more volatile or creating “bubble” type risks for the trading price of Bitcoin.

During the year ended December 31, 2023, the trading price of Bitcoin increased significantly, from a low closing value of approximately $17 per Bitcoin in January 2023, to a high closing value of approximately $44 per Bitcoin in December 2023. Thus far in 2024, the prices of Bitcoin continued to climb, reaching a high of $73 in March 2024. While Bitcoin prices are currently relatively high, there can be no assurances that volatility in the trading price of Bitcoin will not continue in the future, including a potential drop in the price as has occurred in the past. Accordingly, since the trading price of our securities may at times be connected to the trading price of Bitcoin, if the trading price of Bitcoin again experiences a significant decline, we could experience a similar decline in the trading price for shares of our common stock. If this occurs, you may not be able to sell the shares of our common stock which you purchased at or above the price you paid for them or at all. In addition, because our operating results and financial condition are tied to the price of Bitcoin, should that price decline, it would materially adversely affect our operating results and financial condition.

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

A number of companies that engage in Bitcoin and/or other cryptocurrency-related activities have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies and individuals or businesses associated with cryptocurrencies may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions in response to government action, including in China, where regulatory response to cryptocurrencies has been to exclude their use for ordinary consumer transactions within China. Government action in the U.S. involving cryptocurrencies and related activities may cause this trend to expand in the U.S. We also may be unable to obtain or maintain these services for our business as a result of these trends, which may also adversely impact the price of Bitcoin. The difficulty that many businesses that provide Bitcoin and/or derivatives on other cryptocurrency-related activities have and may continue to have in finding banks and financial institutions willing to provide them services may be decreasing the usefulness of cryptocurrencies as a payment system and harming public perception of cryptocurrencies, and could decrease their usefulness and harm their public perception in the future.

As an example of adverse events affecting the crypto landscape, in November 2023 Binance, the world’s largest crypto exchange, undertook to exit the U.S. and paid a $4.4 billion fine to settle charges by the U.S. Department of Justice, Treasury and the Commodity Futures Trading Commission that the exchange violated sanctions and facilitated human and narcotics trafficking. Further, in March 2023 two large financial institutions in the U.S., Silicon Valley Bank and Signature Bank, which both serviced customers involved with crypto assets, collapsed as continued negative economic prospects and failures to obtain payment from borrowers, together with a large number of withdrawals, caused these banks to encounter substantial financial difficulty leading up to their failures. In response to these events, the Federal Deposit Insurance Corporation (“FDIC”) transferred all the deposits, both insured and uninsured, of these banks to corresponding “bridge banks” operated by the FDIC as it markets the institution to potential bidders. The impact of these developments on the Company and on the crypto asset industry and the economy in general, and whether and to what extent they signal a continuing trend impacting the industry and potentially our business, remain unclear.

The usefulness of cryptocurrencies as a payment system and the public perception of cryptocurrencies could be damaged if crypto exchanges and other industry participants exit the U.S. markets and if banks or financial institutions were to close the accounts of businesses engaging in Bitcoin and/or other cryptocurrency-related activities. This could occur as a result of compliance risk, cost, government regulation or public pressure. The risk applies to securities firms, clearance and settlement firms, national stock and derivatives on commodities exchanges, the over-the-counter market, and the Depository Trust Company, which, if any of such entities adopts or implements similar policies, rules or regulations, could negatively affect our relationships with financial institutions and impede our ability to convert cryptocurrencies to fiat currencies. Such factors could have a material adverse effect on our ability to continue as a going concern or to monetize our mining efforts, which could have a material adverse effect on our business, prospects or operations and harm investors.

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

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in the Bitcoin exchange market since the launch of the Bitcoin network. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses, could harm our business operations or result in loss of our Bitcoin and lost revenue. Furthermore, we believe that to the extent we hold greater amounts of Bitcoin, we may become a more appealing target for security threats such as hackers and malware.

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

As cryptocurrency assets and Blockchain technologies become more widely available, we expect the services and products associated with them to evolve. An example of this is our decision to lease space for a third party cryptocurrency miner to utilize. In order to stay current with the industry, our business model may need to evolve further as well. From time to time, we may modify aspects of our business model relating to our strategy. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to our business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results. Further, we cannot provide any assurance that we will successfully identify all emerging trends and growth opportunities in this business sector and we may lose out on those opportunities. Such circumstances could have a material adverse effect on our business, prospects or operations.

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

Because cryptocurrencies may be determined to be securities, we may become subject to the Investment Company Act of 1940 and be subject to comprehensive regulatory requirements that we would likely be unable to afford.

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

Despite regulatory developments in this field, some ambiguity persists, as the identification of crypto assets as securities or otherwise can be a complex matter. Notably, the SEC has identified certain crypto assets as securities in the context of ongoing legal actions involving industry participants, such as those involving Ripple, Coinbase, and Binance. The potential for and resolutions of ongoing enforcement actions and legal proceedings are still pending, potentially leaving room for further clarification to be sought regarding uncertainties on the regulatory treatment of specific crypto assets, and government agencies’ actions have demonstrated a general skepticism and distrust of certain elements of the industry and those who operate within it. Moreover, based upon decided federal court cases, it appears that the federal courts of appeals, and possibly the U.S. Supreme Court, may ultimately settle unresolved legal issues with respect to the identification of certain crypto assets as securities.

Similarly, in March 2023 the New York Attorney General became the first U.S. regulator to claim in court that Ethereum, one of the major cryptocurrencies, is a security in its lawsuit against KuCoin, a crypto asset exchange. If we become subject to regulatory scrutiny or enforcement actions by securities regulators by virtue of our involvement with cryptocurrencies, it could result in expensive litigation and penalties and cessation of the allegedly noncompliant operations, which would materially adversely harm us, including due to our recent shift of focus to our non-custodial staking-as-a-service business and the costs and efforts deployed towards its development. These or additional developments that may arise underscore the risks in our business, particularly our reliance on and involvement with Bitcoin.

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

We could become subject to regulations aimed at preventing what are perceived as some of the negative attributes of Bitcoin and Bitcoin mining. For example, China imposed bans on cryptocurrencies and related activities in the U.S., the SEC and other governmental authorities have brought legal actions and taken other steps to impose regulations and enforcement proceedings affecting the cryptocurrency industry. This could demonstrate the beginning of a regulatory trend in response to concerns of overconsumption as it relates to environmental impact and energy conservation, under-regulation and risk of illicit activity, and similar action in a jurisdiction in which we operate could have devastating effects to our operations. If further regulation follows, it is possible that our industry may not be able to adjust to a sudden and dramatic overhaul to our ability to deploy energy towards the operation of mining equipment.

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

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs and make certain activities more time consuming and costly. The impact of the SEC’s July 25, 2017 report on Digital Securities (the “DAO Report”) as well as enforcement actions will increase our compliance and legal costs. As a public company, we also expect that these rules and regulations will make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. Accounting and other evolving treatment of cryptocurrencies by the SEC and others could continue to pose challenges and risks to our business, including enhanced disclosure obligations and resulting costs. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

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

Economic downturns and market conditions beyond our control could adversely affect our business, financial condition and results of operations.

We will need to raise additional capital to fund our working capital needs and business plan. Our ability to obtain financing, if and when necessary, may be impaired by such factors as the capital markets (both in general and in the particular industry in which we operate), the national and global economies and the condition of the market for microcap securities. Further, factors such as high inflation, increased central bank interest rates in response, the geopolitical conflict in Ukraine and the Middle East and potential economic downturns including the recession we may be entering combined with investor uncertainties may increase our requirements for capital, particularly if such economic downturn persists for an extended period of time, and may limit or hinder our ability to obtain the funding we require. If the amount of capital we are able to raise from financing activities, together with any revenues we may generate from future operations, is not sufficient to satisfy our capital needs, we may be required to reduce or cease our operations, divest our assets at unattractive prices or obtain financing on unattractive terms. Further, the terms of securities we issue in future capital raising transactions may be more favorable to new investors, and may include liquidation preferences, superior voting rights or the issuance of other derivative securities, which could have a further dilutive effect on or subordinate the rights of existing investors. To the extent we incur indebtedness to raise capital, the terms of such indebtedness may impose restrictive covenants or operational limitations that hinder our business, and would provide the holder(s) with a priority over our stockholders in our assets in the event of a liquidation, if convertible into shares of common stock, would also pose the risk of dilution. If any of the foregoing should happen, our stockholders could lose some or all of their investment.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Like all companies that utilize technology, we are subject to threats of breaches of our technology systems. To mitigate the threat to our business, we take a comprehensive approach to cybersecurity risk management. Our Board and our management oversee our risk management program, including the management of cybersecurity risks. We have established policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats, including those discussed in our Risk Factors. We have devoted resources to implement and maintain security measures to meet regulatory requirements and shareholder expectations, and we intend to continue to make investments to maintain the security of our data and cybersecurity infrastructure. While there can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective, we believe that the Company’s sustained investment in these efforts and technologies have put the Company in a position to protect against potential compromises, and we do not believe that risks from prior cybersecurity threats have materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that past or future attacks will not materially affect us, including our business strategy, results of operations, or financial condition.

Item 2. Properties

Our principal corporate office was located at 150 Fayetteville Street, Suite 1110 Raleigh, NC 27601, occupied under a lease that expired in January 2023 at a monthly rent of $3, with a security deposit of $3 required upon execution of the lease. Since then, we maintain virtual principal corporate office in Melbourne, FL. In addition, we maintain a virtual office in DE.

Our operations are located at our Bitcoin mining facility on 6 acres in LaFayette, GA which we acquired in May 2019. We believe our mining facility is in good condition and is sufficient to conduct our operations.

Item 3. Legal Proceedings

See Item 1A Risk Factors under the Risk Factor titled “The SEC has filed an action against the Company’s Chief Executive Officer alleging violations of federal securities laws which could result in liabilities for the Company,” for a description of the September 2018 SEC Action against the Company’s Chief Executive Officer alleging violations of federal securities laws and developments with respect thereto, which could result in liabilities of the Company.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer’s Purchases of Equity Securities

Market Information

Our common stock is traded on the OTC Pink tier of OTC Markets LLC under the symbol “MGTI.”

Holders

On April 16, 2024, the Company’s common stock closed on the OTC Pink tier of OTC Markets LLC at $0.0026 per share and there were 365 stockholders of record.

Dividends

The Company has never declared or paid cash dividends on its common stock and has no intention to do so in the foreseeable future.

Unregistered sales of equity securities

During the year ended December 31, 2023, 8,868,134 warrants were exercised on a cashless basis for the issuance of 80,000,000 shares of common stock. In issuing the securities described above, the Company relied upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

During the year ended December 31, 2023, the Company issued 34,000,000 shares of common stock to Minerset Farms in accordance with the terms of the property lease agreement. In issuing the securities described above, the Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

As of December 31, 2023 and April 16, 2024, the Company owned 35 Antminer S19 Pro miners providing about 3 Ph/s in hash power for self-mining. We also offer third-party owners of miners a hosting service whereby MGT operates and maintains the miners for a fixed monthly fee. MGT’s miners and those hosted for others are housed in a modified shipping container on the Company’s owned property in Georgia.

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

Critical accounting policies and estimates

Use of estimates and assumptions and critical accounting estimates and assumptions

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and also affect the amounts of revenues and expenses reported for each period. Actual results could differ from those which result from using such estimates. Management utilizes various other estimates, including but not limited to determining the estimated lives of long-lived assets, determining the potential impairment of long-lived assets, the fair value of conversion features, valuation of derivative liabilities and the valuation allowance for deferred tax assets. The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period that they are determined to be necessary.

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

Fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency at the time of receipt. In 2023, the FASB issued ASU 2023-08, which addresses the accounting and disclosure requirements for certain crypto assets. The new guidance requires entities to subsequently measure certain crypto assets at fair value, with changes in fair value recorded in net income in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. The ASU’s amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years. There was no specific definitive guidance under GAAP or alternative accounting framework for the accounting for cryptocurrencies recognized as revenue or held, prior to the issuance of ASU 2023-08 and management has exercised significant judgment in determining the appropriate accounting treatment for the current year. The Company is currently evaluating the impact ASU 2023-08 will have on its future financial statements.

Hosting Revenues

We receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $324 and $640 from these sources during the years ended December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, two customers accounted for 99% and 83%, respectively of hosting revenue.

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

As of December 31, 2023 the Company had a Level 3 financial instrument related to the derivative liability related to the conversion feature of convertible debt and the issuance of warrants. As of December 31, 2022 the Company had a Level 3 financial instrument related to the derivative liability related to the conversion feature of convertible debt and the issuance of warrants.

Recent accounting pronouncements

Note 3 to our audited financial statements appearing elsewhere in this report includes Recent Accounting Pronouncements.

Results of operations

Years ended December 31, 2023 and 2022

Revenues

Our revenues for the year ended December 31, 2023 decreased by $410, or 51%, to $399 as compared to $809 for the year ended December 31, 2022.

Our revenue is derived from cryptocurrency mining which totaled $75 during 2023. The decrease in revenues is a result of fewer Bitcoins mined due to a lower number of miners in operation and higher difficulty rate. We also receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $324 and $640 from these sources during the years ended December 31, 2023 and 2022, respectively. The decrease in Hosting services revenues is due to $340 of hosting services revenues classified as issuance of equity in respect of the shares issued as per the contract.

Operating Expenses

Operating expenses for the year ended December 31, 2023 decreased by $1,486, or 45%, to $1,808 as compared to $3,294 for the year ended December 31, 2022. The decrease in operating expenses was comprised of a decrease in cost of revenues of $1,080 and decrease in general and administrative expenses of $406.

The decrease in cost of revenues of $1,080, or 69% to $476 as compared to $1,556 for the year ended December 31, 2022, was primarily due to a decrease in electricity costs of $1,139, and mark to market revaluation of $6, partially offset by an increase in depreciation of $65. The decrease in general and administrative expenses of $406, or 23% to $1,332 as compared to $1,738 for the year ended December 31, 2022, was primarily due to a decrease in consulting, legal and lease expenses.

Other Income and Expense

For the year ended December 31, 2023, non–operating expense of $4,699 consisted of accretion of debt discount of $1,269, loss on the change in fair value of warrant derivative liabilities of $2,685, loss on the change in fair value of derivative liability of $249, loss on settlement of derivative of $302, interest expense of $90 and loss on lease incentive of $184, partially offset by gain on sale of property and equipment of $70 and gain on settlement of debt of $10.

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

Liquidity and capital resources

Sources of Liquidity

We have historically financed our business through the sale of debt and equity interests. In September 2022, we raised $1,335 from the sale of a $1,500 Original Issue Discount Secured Convertible Promissory Note (the “Note”). As amended in December 2023, the Note: (i) is convertible into 40% of the Company’s outstanding shares of the Company’s common stock on the conversion date of the Note on a post-conversion basis, (ii) matures December 31, 2024 and (iii) bears an interest rate of 6% per annum. In addition, upon conversion, the Company issues to the investor three series of warrants of which each of the warrants is exercisable into 60% of the Conversion Shares. In August 2022, the Company also issued to one investor 22,800,000 shares of common stock and 22,800,000 warrants to purchase common stock for consideration of $228.

On March 16, 2023 the Company entered into a partnership agreement and a property lease agreement with another cryptocurrency mining company (See Note 10 to the financial statements). Pursuant to the lease agreement, the Company agreed to lease Spaces of the Company’s six acre mining facility for rental payments of $5 per Space per month and payment of the electricity costs and deposit requirements arising from the Spaces. In connection with the Lease Agreement, Tenant agreed to make an initial deposit of $229 for the initial electricity deployment for five MW. In December 2023, the Tenant added an additional space to the total amount of spaces leased.

Pursuant to the partnership agreement, the Company agreed to issue 500,000 shares of its common stock per month for each rented Space, and to also issue an additional number of shares of common stock annually equal to shares issued during the year under the agreement. During the year ended December 31, 2023, the Company received $345, issued 34 million shares of common stock and reduced the lease liability by $68. Lease payments received under these agreements are treated as sales of equity in the Company’s financial statements.

We have incurred significant operating losses since inception and continue to generate losses from operations and as of December 31, 2023 have an accumulated deficit of $432,039. At December 31, 2023, our cash and cash equivalents were $8, and we had a working capital deficit of $9,720.

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

The high and low exchange rate per Bitcoin for the year ending December 31, 2023, as reported by Coindesk.com, were approximately $44 and $17 respectively.

Common Stock Issuances

During the year ended December 31, 2023, 8,868,134 warrants with an embedded conversion feature were exercised on a cashless basis for the issuance of 80,000,000 shares of common stock.

During the year ended December 31, 2023, the Company issued 34,000,000 were issued in respect of the Lease Agreement.

On July 20, 2023, the Company issued 11,400,000 shares of common stock as part of the settlement of 22,800,000 outstanding warrants.

On July 25, 2023, 20,000,000 shares of common stock were issued for the partial conversion of the September 2022 Note.

Debt Financing

On September 12, 2022, the Company entered into a securities purchase agreement, pursuant to which the Company received $1,335 in exchange for the issuance of a secured convertible promissory note (the “September 2022 Note”) in the principal amount of $1,500 with an original issue discount of $165. Any time prior to a change of control transaction, the September 2022 Note is convertible into 30% of the outstanding shares of the Company’s common stock on the conversion date on a post-conversion basis (the “Conversion Shares”). The September 2022 Note matures December 31, 2023 and bears interest at a rate of 6% per annum. The September 2022 Note provides for customary events of default, the occurrence of which would result in 110% the principal and other accrued amounts outstanding under the September 2022 Note to become immediately due and payable, with the interest rate increasing to 12%. At inception the Company recorded a debt discount of $1,500 and non-cash interest as accretion of debt discount of $5,324. During 2022, the Company recorded an additional accretion of debt discount of $82, and the total accretion of debt discount for the year ended December 31, 2022 was $5,406. During the year ended December 31, 2023, the Company recorded accretion of debt discount of $1,262.

On December 19, 2023, the Company exchanged the September 2022 Note for a new note (the “December 2023 Note”) with substantially the same terms with the exception of a maturity date of December 31, 2024 and with a conversion feature based on a 40% of the Company’s common stock in a fully diluted basis. The Company accounts for liability classified conversion features and warrants at fair value. As all components of the September 2022 Note are accounted for at fair value both before and after the modification, any changes in the fair value was reflected in earnings. The Company analyzed for the cash flows of the plain debt pre and post modification and concluded that the changes in cash flows were less than 10% and hence modification accounting was applied. The Company continues to amortize the debt discount using the effective interest method of the modified debt. The principal balance of the December 2023 Note is $1,579, has a debt discount of $257, and bears interest at a rate of 6% per annum. During the year ended December 31, 2023, the Company recorded accretion of debt discount of $7 in respect of the December 2023 Note.

Cash Flows

	Year ended December 31,
	2023	2022
Cash provided by / (used in)
Operating activities	$(710)	$(2,149)
Investing activities	-	(68)
Financing activities	180	1,525
Net decrease in cash and cash equivalents	$(530)	$(692)

Operating activities

Net cash used in operating activities was $710 for the year ended December 31, 2023 as compared to $2,149 for the year ended December 31, 2022. The amount in 2023 primarily consisted of a net loss of $6,133 offset by non-cash charges of $4,869 (including: depreciation expense of $260, loss on settlement of derivative of $302, amortization of note discount $1,269, loss on settlement of derivative of $2,685, loss on lease incentive of $184 and loss on the change in fair value of derivative liability of $249 partially offset by gain on settlement of debt $10 and gain on sale of property and equipment of $70), and increased by a change in working capital excluding cash of $554. The amount in 2022 primarily consisted of a net loss of $5,978 offset by non-cash charges of $3,715 (including: depreciation expense of $196, non-current asset impairment expense of $54, loss on disposal of leasehold improvements of $4, loss on early termination of land lease of $8, loss on settlement of derivative of $757, amortization of note discount $5,406, partially offset by gain on change in fair value of warrant derivative liability of $1,726 and gain on the change in fair value of derivative liability $984), and increased by a change in working capital excluding cash of $114.

Investing activities

Net cash used by investing activities was $0 for the year ended December 31, 2023 as compared to net cash used by investing activities of $68 for the year ended December 31, 2022.

Financing activities

During the year ended December 31, 2023, cash provided by financing activities totaled $180 which includes $340 from the issuance of stock under the lease agreement, $25 from proceeds from loans payable and $15 from proceeds of related party loans payable offset by repayment of loan payable of $200.

During the year ended December 31, 2022, cash provided by financing activities totaled $1,525 which includes $1,335 in net proceeds from the issuance of convertible notes payable, $228 from the sale of common stock and $33 from proceeds from loans payable offset by repayment of loan payable of $71.

Off–balance sheet arrangements

As of December 31, 2023, we had no obligations, assets or liabilities which would be considered off–balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off–balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The Company is not exposed to market risk related to interest rates on foreign currencies. Inflation, particularly in the price of electricity has materially affected us during the past fiscal year; and we believe that inflation may significantly impact our business in 2024. We do not believe that our business is seasonal in nature.

Item 8. Financial Statements and Supplementary Data

See Financial Statements and Schedules attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and acting Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and acting Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as December 31, 2023.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive) and acting Chief Financial Officer (our principal financial officer and principal accounting officer), we performed a complete documentation of the Company’s significant processes and key controls, and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2023, due to the material weaknesses described below.

A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5 as a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We determined that our internal control of financial reporting had the following material weakness:

●	Due to the small size of the Company, the Company does not maintain sufficient segregation of duties to ensure the processing, review and authorization of all transactions including non-routine transactions.

●	In addition, the Company uses a personal brokerage account/crypto wallet of its CEO to effect the sales of its mined Bitcoin. These transactions occur approximately monthly and are executed and documented to provide no cost to the Company and no benefit to our CEO.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting since the Company is a smaller reporting company under the rules of the SEC.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2023, there were no changes in internal control over financial reporting.

Item 9B. Other Information. None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections. Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Position
Robert B. Ladd	65	President, Chief Executive Officer, acting Chief Financial Officer and Director

Michael Onghai	53	Chairman of the Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee Member, Independent Director

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

Copies of the Code of Business Conduct and Ethics can be obtained, without charge by writing to the Corporate Secretary at MGT Capital Investments, Inc., 1862 Thesy Dr, Melbourne, FL 32940, or through our corporate website at mgtci.com.

Insider Trading Policy

The Company has implemented an Insider Trading Policy applicable to its officers, directors and employees with access to material nonpublic information, as well as such persons’ family members, which prohibits such persons from conducting transactions involving the purchase or sale of the Company’s securities while in possession of material nonpublic information. A copy of the Company’s Insider Trading Policy is filed as Exhibit 19.1 of this Report.

While the granting of options and other equity awards to officers, directors and other employees is not expressly addressed in the Insider Trading Policy described above, the Company follows the same principles set forth in such Policy when granting equity awards, including options, to its officers, directors and other employees with access to material nonpublic information. Generally the Board or Compensation Committee does not approve grants of such awards close in time to the disclosure of material nonpublic information, and does not take material nonpublic information into account when determining the timing and terms of such an award. Further, the Company does not have a policy or practice of timing the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Audit Committee and Audit Committee Financial Expert

On November 25, 2004, the Board established an Audit Committee to carry out its audit functions. At December 31, 2023, the membership of the Audit Committee was Michael Onghai.

The Board has determined that Michael Onghai, an independent director, is the Audit Committee financial expert, as defined in Regulation S–K promulgated under the Exchange Act, serving on its Audit Committee.

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes Fiscal Years 2023 and 2022 compensation for services in all capacities of the Company’s named executive officers:

Name	Principal Position	Year	Salary	Bonus	Stock awards		All other compensation		Total compensation
Robert B. Ladd	President, Chief Executive Officer and Acting Chief Financial Officer	2023	$255	$-	$		$		$255
		2022	$255	$-		$-		$-	$255

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

Outstanding Equity Awards at December 31, 2023

Outstanding Stock Awards for Fiscal Years 2023 and 2022

None

Director Compensation

The following table sets forth the compensation of persons who served as a member of our Board of Directors during all of 2023 other than Robert B. Ladd, who is not compensated separately for Board service.

Name	Fees Earned Or Paid in Cash	Stock Awards	All Other Compensation	Total
Michael Onghai	$32	$-	$-	$32

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding beneficial ownership and voting power of the common stock as of April 16, 2024, of:

●	each person serving as a director, a nominee for director, or executive officer of the Company;

●	all executive officers and directors of the Company as a group; and

●	all persons who, to our knowledge, beneficially own more than five percent of the common stock.

“Beneficial ownership” here means direct or indirect voting or investment power over outstanding stock and stock which a person has the right to acquire now or within 60 days after December 31, 2023. See the accompanying footnotes to the tables below for more detailed explanations of the holdings. Except as noted, to our knowledge, the persons named in the tables beneficially own and have sole voting and investment power over all shares listed.

Percentage beneficially owned is based upon 943,170,903 shares of common stock issued and outstanding as of April 16, 2024.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	[Percentage of Beneficial Ownership]
Current Directors and Officers:
Robert B. Ladd	1,773,334	0.19%
Michael Onghai	586,000	0.06%
All directors and executive officers (2 persons)	2,359,334	0.25%
5% Owners
Streeterville Capital LLC 303 E Wacker Drive, Suite 1040 Chicago, IL 60601	70,306,713	9.99%

(1)	Unless otherwise noted, the addresses for the above persons are in care of the Company at 2076 Foster Mill Rd, LaFayette, GA 30728.
(2)	According to Forms 13G file with the SEC on January 17, 2023, Streeterville Capital LLC, Bucktown Capital LLC and affiliated entities, all controlled by John M. Fife, own a total of 56,234,492 warrants exercisable into an indeterminate number of shares of common stock on a cashless basis, subject to a blocker that prevents the holder from owning in excess of 9.99% of the Company’s shares outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information on our equity compensation plans as of December 31, 2023:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted–average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)		$
Equity compensation plans not approved by security holders
Total		$

(1)	On September 8, 2016, the Company’s stockholders approved the MGT Capital Investments, Inc. 2016 Equity Incentive Plan. The Company received approval to issue up to a maximum of 18,000,000 shares of common stock, including 6,000,000 options. As of December 31, 2022, the Company has issued 6,000,000 options and 6,897,414 shares under this plan. All options expired on January 31, 2020.

Item 13. Certain Relationships and Related Transactions and Director Independence

The crypto exchange used by the Company to monetize its self-mined Bitcoin experienced difficulties beginning in early 2023 and was ultimately shut down. The Company was unable to find a suitable replacement given its low transaction frequency and small trade volumes. As a consequence, the Company uses a personal brokerage account/crypto wallet of its CEO to effect the sales of its mined Bitcoin. These transactions occur approximately monthly and are executed and documented to provide no cost to the Company and no benefit to our CEO.

On August 1, 2023 an executive loaned the Company $15. The loan bears interest at an annual rate of 4.43%. A maturity date has not yet been set. During the year ended December 31, 2023, the Company recorded $0.3 of interest expense in respect of this loan. In addition, an executive is owed $15 for his payment of a vendor invoice on behalf of the Company.

Director Independence

Michael Onghai is considered independent under Section 803A of NYSE MKT rules.

Item 14. Principal Accountant Fees and Services

Effective January 5, 2017, RBSM LLP became our current independent auditor. The following is a summary of the fees billed by our independent auditors for professional services rendered for the fiscal years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
Audit fees	$118	$126
Tax fees	–	–
Audit-related fees	–	–
Other fees	–	–
	$118	$126

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10–Q.

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice.

Audit–related fees consist of fees reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as “Audit Fees.”

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

10.7	Form of Warrant, issued by MGT Capital Investments, Inc. to Bucktown Capital LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 4, 2021).

10.8	Securities Purchase Agreement dated August 5, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 11, 2022).

10.9	Form of Warrant issued by Company to Investor dated August 5, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8;K filed with the SEC on August 11, 2022).

10.10	Securities Purchase Agreement dated August 5, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed with the SEC on August 12, 2022).

10.11	Securities Purchase Agreement, dated September 12, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on form 8-k filed September 14, 2022).

10.12	Common Stock Purchase Warrant dated September 12 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed September 14, 2022).

10.13	Secured Convertible Promissory Note dated September 12, 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed September 14, 2022).

10.14	Form of Lease Agreement with Minerset Holdings LLC Exhibit dated March 16, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 22, 2023).

10.15	Form of Property Lease Agreement with Minerset Farms dated March 16, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 22, 2023)

10.16	Secured Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on December 20, 2023)

10.17	Exchange Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 20, 2023)

10.18	Original Issue Discount Note dated March 6, 2024*

19.1	Insider Trading Policy *

31	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer and Principal Accounting Officer*

32	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT CAPITAL INVESTMENTS, INC
April 16, 2024

	By:	/s/ Robert B. Ladd
Robert B. Ladd
President (Principal Executive Officer)

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert B. Ladd	President, Chief Executive Officer, Acting Chief Financial Officer and Director	April 16, 2024
Robert B. Ladd	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Onghai	Director	April 16, 2024
Michael Onghai

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

MGT Capital Investments, Inc.

Opinion on the Financial Statement

We have audited the accompanying balance sheets of MGT Capital Investments, Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statement). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Cryptocurrency Mining Revenue Recognition

Critical Audit Matter Description

As described in Note 3 to the financial statements, the Company recognizes revenue by providing computing power to mining pool operators in exchange for a fractional share of a fixed Bitcoin award, less net digital asset fees due to the mining pool operator over the measurement period. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving an algorithm. During the year ended December 31, 2023, the Company recognized net bitcoin mining revenue of $74,746. The Company’s management has exercised judgment in their determination of how existing GAAP should be applied to the accounting for and disclosure of bitcoin mining revenue recognized.

The principal consideration over identifying the valuation of the Bitcoin Mining Revenue as a critical audit matter was due to the significant audit effort required to perform audit procedures over the Company’s mining activities over the private key(s). During 2023, the Company was unable to find a crypto exchange in the US that would allow it open an account in the Company’s name in order to conduct transactions that would monetize the Bitcoin. The Company uses a personal crypto wallet of the Chief Executive Officer (CEO) of the Company to receive the bitcoin earned and effect sales of the mined Bitcoin.

How the Critical Audit Matter was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included the following:

●	Performed an observation of the Company’s mining hardware located at the Company’s facility, which included observing physical controls over the miners.
●	Evaluated management’s rationale for the application of ASC 606 to account for bitcoin awards earned;
●	Evaluated management’s disclosures of its bitcoin activities in the financial statement footnotes;
●	Independently verified certain financial data and wallet records directly to publicly available blockchain records to test the occurrence and accuracy of mining revenue as the operator.
●	Undertook an analytical review of total bitcoin mining revenue expected to be recognized by the Company by assessing the total hash power contributed onto the network by the Company against total block rewards and transaction fees issued over the year.
●	Compared the transfers between the Company’s and CEO’s wallet records to publicly available blockchain records;
●	Recalculated or tested the valuation of bitcoin coins earned based on market prices at the point in time the bitcoin coins were earned using independent digital asset prices and comparing those to the prices selected by the Company.
●	Tested 100% of the net cash proceeds, including those sales conducted utilizing the personal wallet held by an officer of the Company and tested that the net proceeds were distributed to the Company.
●	Applied auditor judgment in determining the nature and extent of audit evidence required, especially related to assessing the existence of the digital assets and whether the Company controls the digital assets. Evaluated the sufficiency and appropriateness of audit evidence obtained by assessing the results of procedures performed over the digital asset transactions and holdings.

/s/ RBSM LLP

We have served as the Company’s auditor since 2017.

Las Vegas, Nevada

April 16, 2024

PCAOB ID: 587

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MGT CAPITAL INVESTMENTS, INC.

BALANCE SHEET

(Dollars in thousands, except per-share amounts)

	December 31,
	2023	2022

Assets
Current assets
Cash and cash equivalents	$8	$538
Accounts receivable	17	-
Prepaid expenses and other current assets	-	4
Intangible digital assets	-	11
Total current assets	25	553

Non-current assets
Property and equipment, at cost, net	907	1,098
Other assets	-	3
Total assets	$932	$1,654

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$404	$11
Accounts payable - related party	15	-
Accrued expenses and other payables	244	115
Contract liability	-	30
Security deposit	45	-
Note payable	25	200
Note payable, related party	15	-
Convertible note payable, net of discount	1,329	82
Operating lease liability	96	-
Warrant derivative liability	4,253	1,727
Derivative liability	3,344	3,223
Total current liabilities	9,770	5,388

Non-current liabilities
Operating lease liability long-term	20	-
Total liabilities	9,790	5,388

Commitments and Contingencies (Note 10)

Stockholders’ Deficit
Undesignated preferred stock, $0.001 par value, 8,489,800 shares authorized. No shares issued and outstanding at December 31, 2023 and December 31, 2022.	-	-
Series B preferred stock, $0.001 par value, 10,000 shares authorized. No shares issued or outstanding at December 31, 2023 and December 31, 2022.	-	-
Series C convertible preferred stock, $0.001 par value, 200 share authorized. 0 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.001 par value; 2,500,000,000 shares authorized; 849,170,903 and 703,770,903 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively.	849	704
Additional paid-in capital	422,332	421,468
Accumulated deficit	(432,039)	(425,906)
Total stockholders’ deficit	(8,858)	(3,734)

Total Liabilities and Stockholders’ Deficit	$932	$1,654

The accompanying notes are an integral part of these financial statements

MGT CAPITAL INVESTMENTS, INC.

STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share amounts)

	For the Year Ended December 31,
	2023	2022

Revenue
Bitcoin mining	$75	$169
Hosting services	324	640
Total revenue	399	809
Operating expenses
Cost of revenue	476	1,556
General and administrative	1,356	1,738
Total operating expenses	1,832	3,294
Operating loss	(1,433)	(2,485)

Other non-operating income (expense)
Interest expense	(91)	(23)
Change in fair value of warrant derivative liability	(2,685)	1,726
Change in fair value of derivative liability	(249)	984
Loss on settlement of derivative	(302)	(757)
Accretion of debt discount	(1,269)	(5,406)
Gain on sale of property and equipment	70	-
Gain (loss) on settlement of debt	10
Other income	-	49
Loss on Lease Incentive	(184)	-
Loss on early termination of land lease	-	(8)
Loss on early termination of leasehold improvements	-	(4)
Non-current asset impairment expense	-	(54)
Total non-operating expense	(4,700)	(3,493)

Net loss	$(6,133)	$(5,978)
Per-share data
Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	761,862,958	663,993,369

The accompanying notes are an integral part of these financial statements

MGT CAPITAL INVESTMENTS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Dollars in thousands, except per-share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2021	-	-	606,970,903	$607	$420,450	$(419,928)	$1,129

Issuance of common stock and warrants	-	-	22,800,000	23	164	-	187
Cashless exercise of warrants and extinguishment of related warrant derivative liability	-	-	74,000,000	74	854	-	928
Net loss	-	-				(5,978)	(5,978)
Balance at December 31, 2022	-	$-	703,770,903	$704	$421,468	$(425,906)	$(3,734)

Issuance of common stock and warrants	-	-					-
Cashless exercise of warrants and extinguishment of related warrant derivative liability	-	-	91,400,000	91	370	-	461
Issuance of shares in respect of lease agreement	-	-	34,000,000	34	374	-	408
Conversion of convertible note into Common Stock	-	-	20,000,000	20	120	-	140
Net loss	-	-	-	-	-	(6,133)	(6,133)
Balance at December 31, 2023	-	$-	849,170,903	$849	$422,332	$(432,039)	$(8,858)

The accompanying notes are an integral part of these financial statements

MGT CAPITAL INVESTMENTS, INC.

STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per-share amounts)

	For the Year Ended December 31,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(6,133)	$(5,978)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	260	196
Gain on sale of property and equipment	(70)	-
Loss on early termination of land lease	-	8
Loss on early termination of leasehold improvements	-	4
Change in fair value of warrant derivative liability	2,685	(1,726)
Change in fair value of derivative liability	249	(984)
Loss on settlement of derivative	302	757
Loss on Lease Incentive	184	-
Non-current asset impairment expense	-	54
Amortization of note discount	1,269	5,406
Gain on settlement of debt	(10)	-
Change in operating assets and liabilities
Accounts receivable	(17)	180
Prepaid expenses and other current assets	4	117
Intangible digital assets	11	(11)
Other assets	3	-
Operating lease liability	-	(5)
Accounts payable	394	38
Accounts payable - related party	15	-
Accrued expenses	129	10
Contract liability	(30)	30
Security deposit	45	(245)
Net cash used in operating activities	(710)	(2,149)

Cash Flows From Investing Activities
Purchase of property and equipment	-	(68)
Net cash used in investing activities	-	(68)

Cash Flows From Financing Activities
Proceeds from convertible note payable	-	1,335
Proceeds from sale of stock under equity purchase agreement, net of issuance costs	-	228
Proceeds from issuance of stock under lease agreement	340	-
Repayment of loan payable	(200)	(71)
Proceeds from loans payable	25	33
Proceeds from notes payable, related party	15	-
Net cash provided by financing activities	180	1,525

Net change in cash and cash equivalents	(530)	(692)
Cash and cash equivalents, beginning of year	538	1,230
Cash and cash equivalents, end of year	$8	$538

Supplemental disclosure of cash flow information
Cash paid for interest	$28	$-
Cash paid for income tax	$-	$-

Non-cash investing and financing activities
Cashless exercise of warrants and extinguishment of related warrant derivative liability	$461	$988
Discount related to convertible promissory note	$-	$1,500
Derivative liabilities related to convertible debt and warrants	$-	$6,761
Accounts payable settled with loan payable	$140	$38
Accounts payable settled with bank note	$-	$200

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

As of December 31, 2023 and April 16, 2024, the Company owned 35 Antminer S19 Pro miners, providing about 3 Ph/s in hash power for self-mining. We also offer third-party owners of miners a hosting service whereby MGT operates and maintains the miners for a fixed monthly fee. MGT’s miners and those hosted for others are housed in a modified shipping container on the Company’s owned property in Georgia.

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

Basis of presentation

The accompanying financial statements for the years ended December 31, 2023 and 2022 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”).

Inflation

Electricity and other prices are vulnerable to inflation which may increase the Company’s mining costs and operating expenses.

MGT CAPITAL INVESTMENTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

Note 2. Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2023, the Company had incurred significant operating losses since inception and continues to generate losses from operations. As of December 31, 2023, the Company had an accumulated deficit of $432,039. As of December 31, 2023 MGT’s cash and cash equivalents were $8.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents. The Company’s combined accounts were $8 and $538 as of December 31, 2023 and 2022, respectively. Accounts are insured by the FDIC up to $250 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of December 31, 2023 and 2022, the Company had $0 and $37, respectively, in excess over the FDIC insurance limit.

Accounts Receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. As of December 31, 2023 and December 31, 2022, we did not believe we needed to reserve for any doubtful accounts, respectively.

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

The following table presents the activities of digital currencies for the years ended December 31, 2023 and 2022:

Digital currencies at December 31, 2021	$-
Additions of digital currencies from mining	169
Realized gain on sale of digital currencies	(2)
Sale of digital currencies	(156)
Digital currencies at December 31, 2022	11
Additions of digital currencies from mining	75
Realized loss on sale of digital currencies	3
Sale of digital currencies	(89)
Digital currencies at December 31, 2023	$-

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

Fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency at the time of receipt. In 2023, the FASB issued ASU 2023-08, which addresses the accounting and disclosure requirements for certain crypto assets. The new guidance requires entities to subsequently measure certain crypto assets at fair value, with changes in fair value recorded in net income in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. The ASU’s amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years. There was no specific definitive guidance under GAAP or alternative accounting framework for the accounting for cryptocurrencies recognized as revenue or held, prior to the issuance of ASU 2023-08 and management has exercised significant judgment in determining the appropriate accounting treatment for the current year. The Company is currently evaluating the impact ASU 2023-08 will have on its future financial statements.

MGT CAPITAL INVESTMENTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

Hosting Revenues

We receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $324 and $640 from these sources during the years ended December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, two customers accounted for 99% and 83%, respectively, of hosting revenue.

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

Accordingly, the computation of diluted loss per share for the year ended December 31, 2023 excludes 1,202,410,574 shares issuable upon the exercise of outstanding warrants and 621,691,357 shares issuable upon the conversion of convertible notes payable. The computation of diluted loss per share for the year ended December 31, 2022 excludes 682,563,502 shares issuable upon the exercise of outstanding warrants and 335,293,895 shares issuable upon the conversion of convertible notes payable.

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

As of December 31, 2023, the Company had a Level 3 financial instrument related to the conversion feature derivative liability and the warrant derivative liability. As of December 31, 2022, the Company had a Level 3 financial instrument related to the warrant derivative liability.

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

On December 13, 2023, the FASB issued ASU 2023-08, which addresses the accounting and disclosure requirements for certain crypto assets. The new guidance requires entities to subsequently measure certain crypto assets at fair value, with changes in fair value recorded in net income in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. The ASU’s amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact ASU 2023-08 will have on its financial statements.

In June 2016, the FASB issued ASU 2016-13, a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The standard was effective for the Company on January 1, 2023. The new standard did not have a material impact on the financial statements for the year ended December 31, 2023.

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

Note 4. Accounts Receivable

Accounts receivable balance of $17 as December 31, 2023 consisted primarily of receivables in respect of electricity for hosting. There was no balance of accounts receivable at December 31, 2022.

MGT CAPITAL INVESTMENTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

Note 5. Property and Equipment and Other Assets

Property and equipment consisted of the following:

	As of
	December 31, 2023	December 31, 2022
Land	$55	$55
Computer hardware and software	10	10
Bitcoin mining machines	70	274
Infrastructure	1,185	1,185
Containers	403	403
Property and equipment, gross	1,723	1,927
Less: Accumulated depreciation	(816)	(829)
Property and equipment, net	$907	$1,098

The Company recorded depreciation expense of $260 and $196 for the years ended December 31, 2023 and 2022, respectively. For the years ended December 31, 2023 and 2022, the Company recorded gains on sale of property and equipment of $70 and $0, respectively. For the year ended December 31, 2022, the Company recorded a loss of $4 resulting from the abandonment of certain leasehold improvements.

Other assets consisted of the following:

	As of
	December 31, 2023	December 31, 2022
Security deposits	$-	$3
Other Assets	$-	$3

The Company paid $3 related to its office lease in Raleigh, NC which was returned to us in the year ended December 31, 2023.

MGT CAPITAL INVESTMENTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

Note 6. Notes Payable

September 2022 Note

On September 12, 2022, the Company entered into a securities purchase agreement, pursuant to which the Company received $1,335 in exchange for the issuance of a secured convertible promissory note (the “September 2022 Note”) in the principal amount of $1,500 with an original issue discount of $165. Any time prior to a change of control transaction, the September 2022 Note is convertible into 30% of the outstanding shares of the Company’s common stock on the conversion date on a post-conversion basis (the “Conversion Shares”). The September 2022 Note matures December 31, 2023 and bears interest at a rate of 6% per annum. The September 2022 Note provides for customary events of default, the occurrence of which would result in 110% the principal and other accrued amounts outstanding under the September 2022 Note to become immediately due and payable, with the interest rate increasing to 12%. At inception the Company recorded a debt discount of $1,500 and non-cash interest as accretion of debt discount of $5,324. During 2022, the Company recorded additional accretion of debt discount of $82, and the total accretion of debt discount for the year ended December 31, 2022 was $5,406. During the year ended December 31, 2023, the Company recorded accretion of debt discount of $1,262.

December 2023 Note

On December 19, 2023, the Company exchanged the September 2022 Note for a new note (the “December 2023 Note”) with substantially the same terms with the exception of a maturity date of December 31, 2024 and with a conversion feature based on a 40% of the Company’s common stock in a fully diluted basis. The Company accounts for liability classified conversion features and warrants at fair value. As all components of the September 2022 Note are accounted for at fair value both before and after the modification, any changes in the fair value was reflected in earnings. The Company analyzed for the cash flows of the plain debt pre and post modifications and concluded that the changes in cash flows were less than 10% and hence modification accounting was applied. The Company continues to amortize the debt discount using the effective interest method of the modified debt. The principal balance of the December 2023 Note is $1,579, has a debt discount of $257, and bears interest at a rate of 6% per annum. During the year ended December 31, 2023, the Company recorded accretion of debt discount of $7 in respect of the December 2023 Note.

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

Derivative Liability

The Company valued the derivative liability relating to the embedded conversion feature using the Monte Carlo Simulation Method because of the unknown stock price at the future time of conversion. The Monte Carlo Simulation was calculated using the following assumptions:

	December 31, 2023	December 31, 2022
Stock price	$0.003	$0.004
Term (years)	1.00	1.00
Annual volatility	108.59%	152.48%
Annual expected return	10.24%	11.89%
Discount rate	4.79%	4.73%
Dividend yield	0%	0%

The Company’s activity in its convertible debt related derivative liability was as follows for the year ended December 31, 2022:

Balance of derivative liability at January 1, 2022	$-
Transfer in due to issuance of convertible promissory note with embedded conversion features	4,207
Change in fair value of derivative liability	(984)
Balance of derivative liability at December 31, 2022	$3,223
Settlement of derivative liability at debt conversion	(128)
Change in fair value of derivative liability	249
Balance of derivative liability at December 31, 2023	$3,344

As of December 31, 2023, the fair value of the derivative liability was $3,344 and for the year ended December 31, 2023 the Company recorded a loss of $249 from the change in fair value of derivative liability as non-operating income in the statements of operations. As of December 31, 2022, the fair value of the derivative liability was $3,223 and for the year ended December 31, 2022 the Company recorded a gain of $984 from the change in fair value of derivative liability as non-operating income in the statements of operations.

Warrant Derivative Liabilities

As of December 31, 2023, the fair value of the warrant derivative liabilities was $4,253 and for the year ended December 31, 2023 the Company recorded a loss of $2,685 from the change in fair value of derivative warrant liability as non-operating income in the statements of operations. The Company valued the warrant derivative liabilities other than the warrants issued as part of the debt financing using the Black-Scholes option pricing model using the following assumptions as of December 31, 2023: 1) stock price of $0.003, 2) exercise prices of $0.03 - 0.12, 3) remaining lives of 2.05 – 2.56 years, 4) dividend yields of 0%, 5) risk free rates of 4.01 – 4.23%, and 6) volatility of 157.7 – 312.4%. The Company valued the warrant derivative liability relating to warrants issued in the 2022 debt financing using the binomial lattice model because of the variable exercise price with the following assumptions as of December 31, 2023: 1) stock price of $0.004, 2) remaining life of 1.70 years, 3) dividend yield of 0%, 4) risk free rate of 4.23%, and 5) volatility of 344.4%.

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

The Company’s activity in its derivative liabilities was as follows for the year ended December 31, 2023:

Balance of derivative liability at December 31, 2021	$1,130
Transfer in due to issuance of warrants with embedded conversion features	2,554
Transfer out upon conversion of convertible notes and warrants with embedded conversion provisions	(231)
Change in fair value of warrant liability	(1,726)
Balance of warrant derivative liabilities at December 31, 2022	$1,727
Transfer out upon conversion of convertible notes and warrants with embedded conversion provisions	(157)
Change in fair value of warrant liability	2,685
Balance of warrant derivative liabilities at December 31, 2023	$4,253

The Company recorded loss on settlement of derivative liability in the amount of $302 for the year ended December 31, 2023. The Company recorded loss on settlement of derivative liability in the amount of $757 for the year ended December 31, 2022.

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

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value

Liabilities
Derivative liability	$-	$-	$3,344	$3,344
Warrant derivative liability	$-	$-	$4,253	$4,253

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value

Liabilities
Derivative liability	$-	$-	$3,223	$3,223
Warrant derivative liability	$-	$-	$1,727	$1,727

Note 7. Loans Payable

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

On November 20, 2023, the lender of the September 2022 and December 2023 Notes provided the Company with a non-convertible loan in the amount of $25. The loan bears interest at an annual rate of 12% and the maturity date is November 19, 2024. During the year ended December 31, 2023, the Company recorded interest expense in the amount of $0.3 in respect of this loan.

Loans Payable – Related Party

On August 1, 2023 an executive loaned the Company $15. The loan bears interest at an annual rate of 4.43%. A maturity date has not yet been set. During the year ended December 31, 2023, the Company recorded $0.3 of interest expense in respect of this loan.

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

The Company did not record rent expense for the year ended December 31, 2023. The Company recorded rent expense of $43 for the year ended December 31, 2022.

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

On July 21, 2023, 22,800,000 warrants were settled with the issuance of 11,400,000 shares of common stock.

On July 25, 2023, 20,000,000 shares of common stock were issued for the partial conversion of the September 2022 Note (see Note 6).

During the year ended December 31, 2023, 8,868,360 warrants with an embedded conversion feature were exercised on a cashless basis for the issuance of 80,000,000 shares of common stock.

During the year ended December 31, 2023, 34,000,000 shares of common stock were issued in respect of the Lease Agreement (see Note 8).

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

Warrants

On August 5, 2022, the Company sold 22,800,000 shares of common stock and issued three warrants, each to purchase 76,000,000 shares of common stock for consideration of $228,000. Subject to the terms and adjustments in the Warrants, the Warrants are exercisable at initial prices of $0.03, $0.06, and $0.12 per share, for three years from August 5, 2022.

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

During the year ended December 31, 8,868,360 warrants were exercised on a cashless basis for the issuance of 80,000,000 shares of common stock. Upon cashless exercise, the Company calculated the fair value of derivative liability on warrants of $44, compared it to the fair value of 80,000,000 shares of $346 and recorded a loss on extinguishment of $302. The Company valued the warrant derivative liability using the Black-Scholes option pricing model using the following assumptions on the date of exercise: 1) stock price of $0.0023-0.01, 2) exercise price of $0.05, 3) remaining life of 2.2-3.1 years, 4) dividend yield of 0%, 5) risk free rate of 3.76-4.37%, and 6) volatility of 171.4-309.3%.

MGT CAPITAL INVESTMENTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

The following table summarizes information about shares issuable under warrants outstanding during the year ended December 31, 2023:

	Warrant shares outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value

Outstanding at January 1, 2022	74,614,871	$0.05	4.47	$-
Issued	626,329,010	0.07	3.00	-
Exercised	(18,380,379)	0.05		-
Expired or cancelled	-		-	-
Outstanding and exercisable at December 31, 2022	682,563,502	0.06	3.18	-
Issued	551,515,432	-	-	-
Exercised	(31,668,360)	0.05	-	-
Outstanding and exercisable at December 31, 2023	1,202,410,574	$0.03	2.75	$-

(*) Of the 551,515,432 warrants issued during the year ended December 31, 2023 and 1,202,410,574 warrants outstanding and exercisable at December 31, 2023, the weighted average exercise price and weighted average remaining life was not included for 551,515,432 and 1,119,044,442 warrants, respectively, because their exercise price is variable. Of the 626,329,010 shares issued during the year ended December 31, 2022 and 682,563,502 shares outstanding and exercisable at December 31, 2022, the weighted average exercise price and weighted average remaining life was not included for 603,529,010 warrants because their exercise price is variable. See Note 7 for the exercise prices of Series X, Y, and Z warrants. Series X, Y, and Z warrants expire on September 11, 2025.

Note 10. Commitments and Contingencies

Bitcoin Production Equipment and Operations

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

The Company applied the guidance under ASU 2021-05 and determined that it would be appropriate to account for the entire loss at commencement and recognize that loss as a future equity commitment. The loss is based on the difference between the amount of cash to be received under the contract and the fair value of the stock to be issued under the contract. At lease inception, the Company recorded a lease incentive loss of $184 and recorded an operating lease liability in the corresponding amount. The lease liability will be reduced over the lease term period in conjunction with the issuance of the shares. During the year ended December 31, 2023, the Company received $345, issued 34 million shares of common stock and reduced the lease liability by $68.

Legal proceedings

In September 2018, the SEC commenced a legal action, in the United States District Court for the Southern District of New York naming the CEO of the Company as a defendant. In September 2023, the Court denied the CEO’s motion for summary judgment and granted the SEC’s motion for summary judgment partially.

On February 23, 2024, the SEC filed a notice of motion seeking certain actions including a final judgment granting the SEC the following: (i) approximately $1.1 million in civil penalties, (ii) a bar prohibiting the CEO from serving as an officer or director of a public company, and (iii) injunctions against future violations of the federal securities laws for which the CEO was found liable by the Court.

Electricity Contract

MGT’s prior electricity agreement with the City of LaFayette expired on September 30, 2021. The Company and City of LaFayette are currently operating on a month-to-month basis without a contract.

Note 11. Related Party Transactions

The crypto exchange used by the Company to monetize its self-mined Bitcoin experienced difficulties beginning in early 2023 and was ultimately shut down. The Company was unable to find a suitable replacement given its low transaction frequency and small trade volumes. As a consequence, the Company uses a personal brokerage account/crypto wallet of its CEO to effect the sales of its mined Bitcoin. These transactions occur approximately monthly and are executed and documented to provide no cost to the Company and no benefit to our CEO.

Loans Payable – Related Party

On August 1, 2023 an executive loaned the Company $15. The loan bears interest at an annual rate of 4.43%. A maturity date has not yet been set. During the year ended December 31, 2023, the Company recorded $0.3 of interest expense in respect of this loan.

Accounts Payable – Related Party

During the year ended December 31, 2023, an executive paid consultants reimbursable by the Company in the amount of $15, which are outstanding as of December 31, 2023.

Note 12. Income Taxes

Significant components of deferred tax assets were as follows:

	As of December 31,
	2023	2022
U.S. federal tax loss carry–forward	$18,656	$18,349
U.S. State tax loss carry–forward	382	304
Equity based compensation	8,567	8,567
Fixed assets, intangible assets and goodwill	(51)	(50)
Accruals	2	12
Long-term investments	(7)	(7)
Total deferred tax assets	27,549	27,175
Less: valuation allowance	(27,549)	(27,175)
Net deferred tax asset	$-	$—

As of December 31, 2023, the Company had the following tax attributes:

	Amount	Begins to expire
U.S. federal net operating loss carry–forwards	$88,840	Fiscal 2023
U.S. State net operating loss carry–forwards - Georgia	8,406	Unlimited
U.S. State net operating loss carry–forwards - North Carolina	7,955	Fiscal 2031

MGT CAPITAL INVESTMENTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2023 and 2022 is as follows:

	As of December 31,
	2023	2022
Expected Federal Tax	-21.0%	-21.0%
State income taxes (net of federal benefit)	-1.2%	-1.9%
Permanent adjustments	15.5%	12.3%
True up of prior year deferred tax assets	0.0%	-0.7%
Change in state tax rate	0.0%	-2.6%
Expiration of tax attributes	0.6%	0.0%
Change in valuation allowance	6.1%	13.9%
Effective tax rate	0.0%	0.0%

As it is not more likely than not that the resulting deferred tax benefits will be realized, a full valuation allowance has been recognized for such deferred tax assets. For the year ended December 31, 2023, the valuation allowance increased by $374. Federal and state laws impose substantial restrictions on the utilization of tax attributes in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. As of December 31, 2023, the Company performed a high-level review of its changes in ownership and determined that a change of control event likely occurred under Section 382 of the Internal Revenue Code and the Company’s net operating loss carryforwards are likely to be limited.

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

The Company files income tax returns in the U.S. federal jurisdiction, and Georgia jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non–U.S. income tax examinations by tax authorities for years before 2017.

Note 13. Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. During the years ended December 31, 2023 and 2022, the Company made contributions to the 401(k) Plan of $7 and $10, respectively.

Note 14. Subsequent Events

On January 11, 2024, the Company issued 30,000,000 shares of common stock in connection with the conversion of the December 2023 Note in the principal amount of $48,310.

On January 25, 2024, the Company issued 24,000,000 shares of common stock in connection with the conversion of the December 2023 Note in the principal amount of $39,152.

On March 6, 2024, the Company issued 32,000,000 shares of common stock in connection with the conversion of the December 2023 Note in the principal amount of $49,040.

On March 6, 2024, the Company issued a $125,000 Original Issue Discount Note for proceeds of $75,000. The Note accrues at the annual rate of 12% until maturity. Maturity is one year from issuance, or such shorter period as defined in the Note, incorporated herein.

Subsequent to the balance sheet date, the Company issued 8,000,000 shares to Minerset Farms in accordance with the terms of its Partnership Agreement (See Note 10).

