Form 10-Q
period 2024-03-31
MGT CAPITAL INVESTMENTS, INC.
filed 2025-01-31
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☐ No ☒

As of January 31, 2025, there were 2,490,670,903 shares of the registrant’s Common stock, $0.001 par value per share, issued and outstanding.

MGT CAPITAL INVESTMENTS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MGT CAPITAL INVESTMENTS, INC.

BALANCE SHEET

(Dollars in thousands, except per-share amounts)

(Unaudited)

	March 31,	December 31,
	2024	2023

Assets
Current assets
Cash and cash equivalents	$26	$8
Accounts receivable	14	17
Total current assets	40	25

Non-current assets
Property and equipment, at cost, net	852	907
Total assets	$892	$932

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$350	$404
Accounts payable - related party	40	15
Accrued expenses and other payables	284	244
Security deposit	45	45
Note payable	100	25
Note payable, related party	15	15
Convertible note payable, net of discount	1,267	1,329
Operating lease liability	92	96
Warrant derivative liability	4,147	4,253
Derivative liability	2,676	3,344
Total current liabilities	9,016	9,770

Non-current liabilities
Operating lease liability long-term	-	20
Total liabilities	9,016	9,790

Commitments and Contingencies (Note 10)

Stockholders’ Deficit Equity
Undesignated preferred stock, $0.001 par value, 8,489,800 shares authorized. No shares issued and outstanding at March 31, 2024 and December 31, 2023.	-	-
Series B preferred stock, $0.001 par value, 10,000 shares authorized. No shares issued or outstanding at March 31, 2024 and December 31, 2023.	-	-
Series C convertible preferred stock, $0.001 par value, 200 share authorized. 0 shares issued and outstanding at March 31, 2023 and December 31, 2023, respectively	-	-
Common stock to be issued	4	-
Common stock, $0.001 par value; 2,500,000,000 shares authorized; 943,170,903 and 849,170,903 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively.	943	849
Additional paid-in capital	422,672	422,332
Accumulated deficit	(431,743)	(432,039)
Total stockholders’ deficit	(8,124)	(8,858)

Total Liabilities and Stockholders’ Deficit	$892	$932

The accompanying notes are an integral part of these unaudited condensed financial statements

MGT CAPITAL INVESTMENTS, INC.

STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Three Month Ended March 31,
	2024	2023

Revenue
Bitcoin mining	$17	21
Hosting services	85	86
Total revenue	102	107
Operating expenses
Cost of revenue	95	134
General and administrative	234	483
Total operating expenses	329	617
Operating loss	(227)	(510)

Other non-operating income (expense)
Interest expense	(24)	(23)
Change in fair value of warrant derivative liability	106	(1,696)
Change in fair value of derivative liability	384	(1,347)
Loss on settlement of derivative	-	(169)
Accretion of debt discount	(54)	(123)
Gain on sale of property and equipment	-	70
Gain (loss) on settlement of debt	106	-
Other income	5	-
Total non-operating expense	523	(3,288)

Net income (loss)	$296	$(3,798)

Per-share data
Basic and diluted loss per share	$0.00	$(0.01)

Weighted average number of common shares outstanding	908,181,892	719,548,681

The accompanying notes are an integral part of these unaudited condensed financial statements

MGT CAPITAL INVESTMENTS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Common stock to be	Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	issued	Capital	Deficit	(Deficit)
Balance at January 1, 2023	-	-	703,770,903	$704	$-	$421,468	$(425,906)	$(3,734)

Cashless exercise of warrants and extinguishment of related warrant derivative liability			20,000,000	20	-	180		200
Net loss							(3,798)	(3,798)
Balance at March 31, 2023	-	$-	723,770,903	$724	$-	$421,648	$(429,704)	$(7,332)

Balance at January 1, 2024	-	$-	849,170,903	$849	$-	$422,332	$(432,039)	$(8,858)
Conversion of convertible note into Common Stock	-	-	86,000,000	86	-	208		294
Issuance of shares in respect of lease agreement	-	-	8,000,000	8	4	132		144
Net income	-	-	-	-	-	-	296	296
Balance at March 31, 2024	-	-	943,170,903	943	4	422,672	(431,743)	(8,124)

The accompanying notes are an integral part of these unaudited condensed financial statements

MGT CAPITAL INVESTMENTS, INC.

STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Three Month Ended March 31,
	2024	2023
Cash Flows From Operating Activities
Net income (loss)	$296	$(3,798)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	55	56
Gain on sale of property and equipment	-	(70)
Change in fair value of warrant derivative liability	(106)	1,696
Change in fair value of derivative liability	(384)	1,347
Loss on settlement of derivative	-	169
Accretion of debt discount	54	123
Gain on settlement of debt	(106)	-
Change in operating assets and liabilities
Accounts receivable	3	-
Intangible digital assets	-	6
Other assets	-	3
Accounts payable	(54)	313
Accounts payable - related party	25	-
Accrued expenses	40	(105)
Deferred revenue	-	(30)
Security deposit	-	269
Net cash used in operating activities	(177)	(21)

Cash Flows From Financing Activities
Proceeds from issuance of stock under lease agreement	120	-
Repayment of loan payable	-	(200)
Proceeds from loans payable	75	-
Net cash provided by financing activities	195	(200)

Net change in cash and cash equivalents	18	(221)
Cash and cash equivalents, beginning of period	8	538
Cash and cash equivalents, end of period	$26	$317

Supplemental disclosure of cash flow information
Cash paid for interest	$28	$23
Cash paid for income tax	$-	$-

Non-cash investing and financing activities
Cashless exercise of warrants and extinguishment of related warrant derivative liability	$-	$200
Exchange of property and equipment	$-	$70
Conversion of convertible note into common stock	$116	$-

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

As of March 31, 2024 and January 31, 2025, the Company owned approximately 35 Antminer S19 Pro miners providing about 3 Ph/s in hash power for self-mining. We also offer third-party owners of miners a hosting service whereby MGT operates and maintains the miners for a fixed monthly fee. MGT’s miners and those hosted for others are housed in a modified shipping container on the Company’s owned property in Georgia.

The entire facility, including the land and improvements, five 2500 KVA 3-phase transformers, and three mining containers, are owned by MGT. Since April 2023, a single tenant is renting our property and electrical infrastructure to use for Bitcoin mining. The tenant has provided, at its cost, the approximately 2,500 miners and 12 containers needed for its activities. In addition, the tenant pays for its electricity consumption.

These measures improve utilization of our fixed asset base and better insulate us against the volatility of self- mining Bitcoin. The Company is exploring the 10 MW expansion potential at its current property as well as investigating other sites to develop Bitcoin mining facilities.

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10–Q and Rule 8 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) on April 16, 2024. Operating results for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2024.

Inflation

Electricity and other prices are vulnerable to inflation which may increase the Company’s mining costs and operating expenses including the cost of new state-of-the-art miners.

Note 2. Going Concern and Management’s Plans

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2024, the Company had incurred significant operating losses since inception and continues to generate losses from operations. As of March 31, 2024, the Company had an accumulated deficit of $431,743. As of March 31, 2024 MGT’s cash and cash equivalents were $26.

The Company will require additional funding to grow its operations. Further, depending upon operational profitability, the Company may also need to raise additional funding for ongoing working capital purposes. There can be no assurance however that the Company will be able to raise additional capital as and when needed, or at terms deemed acceptable, if at all. The Company’s ability to raise additional capital is impacted by, among other things, the volatility of Bitcoin mining economics, inflation and high interest rates, the banking crisis, the war in Ukraine, the market for Bitcoin, and regulatory developments with respect to cryptocurrencies generally, each of which are highly uncertain, cannot be predicted, and could have an adverse effect on the Company’s business and financial condition.

Since January 2023, the Company has secured working capital through the issuance of a convertible note, the sale of equity and warrants, the sale of assets and related party notes.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents. The Company’s combined accounts were $26 and $8 as of March 31, 2024 and December 31, 2023, respectively. Accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of March 31, 2024, and December 31, 2023, the Company had $0 and $0, respectively, in excess of the FDIC insurance limit.

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

The following table presents the activities of digital currencies for the periods ended March 31, 2024 and December 31, 2023:

Digital currencies at January 1, 2023	$11
Additions of digital currencies from mining	75
Realized gain on sale of digital currencies	3
Sale of digital currencies	(89)
Digital currencies at December 31, 2023	-
Additions of digital currencies from mining	17
Realized loss on sale of digital currencies	1
Sale of digital currencies	(18)
Digital currencies at March 31, 2024	$-

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

Hosting Revenues

We receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $85 and $86 from these sources during the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024 and 2023, three customers accounted for 100% and two customers accounted for 100%, respectively, of hosting revenue.

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

Income (loss) per share

Basic income (loss) per share is calculated by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing the net income (loss) attributable to common shareholders by the sum of the weighted average number of common shares outstanding plus potential dilutive common shares outstanding during the period. Potential dilutive securities, comprised of convertible debt and warrants, are not reflected in diluted net income (loss) per share because such potential shares are anti–dilutive due to the Company’s net income (loss).

Accordingly, the computation of diluted loss per share for the quarter ended March 31, 2024 excludes 1,417,604,442 shares issuable upon the exercise of outstanding warrants and 787,558,023 shares issuable upon the conversion of convertible notes payable. The computation of diluted loss per share for the three months ended March 31, 2023 excludes 691,073,030 shares issuable upon the exercise of outstanding warrants and 342,277,865 shares issuable upon the conversion of outstanding convertible debt.

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

As of March 31, 2024 and December 31, 2023, the Company had Level 3 financial instruments related to derivative liabilities related to the issuance of warrants and convertible debt.

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

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2020-06 will have on its financial statements.

Note 4. Property, Plant, and Equipment and Other Assets

Property and equipment consisted of the following:

	As of
	March 31, 2024	December 31, 2023
Land	$55	$55
Computer hardware and software	10	10
Bitcoin mining machines	70	70
Infrastructure	1,185	1,185
Containers	403	403
Property and equipment, gross	1,723	1,723
Less: Accumulated depreciation	(871)	(816)
Property and equipment, net	$852	$907

The Company recorded depreciation expense of $55 and $56 for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2023, we exchanged all our S17 miners which were fully depreciated for 35 S19 miners, which resulted in a gain of $70.

Note 5. Notes Payable

September 2022 Note

On September 12, 2022, the Company entered into a securities purchase agreement, pursuant to which the Company borrowed $1,335 and in exchange issued a secured convertible promissory note (the “September 2022 Note”) in the principal amount of $1,500 with an original issue discount of $165. Any time prior to a change of control transaction, the September 2022 Note was convertible into 30% of the outstanding shares of the Company’s common stock on the conversion date on a post-conversion basis (the “Conversion Shares”). The September 2022 Note had a maturity date of December 31, 2023 and bore interest at a rate of 6% per annum. The September 2022 Note provided for customary events of default, the occurrence of which would result in 110% the principal and other accrued amounts outstanding under the September 2022 Note to become immediately due and payable, with the interest rate increasing to 12%. On December 19, 2023, the Company exchanged the September 2022 Note for a new note (see below).

At inception the Company recorded a debt discount of $1,500 and non-cash interest as accretion of debt discount of $5,324. During the three months ended March 31, 2023, the Company recorded accretion of debt discount of $123.

December 2023 Note

On December 19, 2023, the Company exchanged the September 2022 Note for a new note (the “December 2023 Note”) with substantially the same terms with the exception of a maturity date of December 31, 2024 and with a conversion feature based on a 40% of the Company’s common stock in a fully diluted basis. The Company accounts for liability classified conversion features and warrants at fair value. As all components of the September 2022 Note are accounted for at fair value both before and after the modification, any changes in the fair value was reflected in earnings. The Company analyzed the cash flows of the plain debt pre and post modifications and concluded that the changes in cash flows were less than 10% and hence modification accounting was applied. The Company continues to amortize the debt discount using the effective interest method of the modified debt. The principal balance of the December 2023 Note is $1,579, has a debt discount of $257, and bears interest at a rate of 6% per annum. During the year ended December 31, 2023, the Company recorded accretion of debt discount of $7 in respect of the December 2023 Note. During the three months ended March 31, 2024, the Company recorded accretion of debt discount of $54 in respect of the December 2023 Note.

During the three months ended March 31, 2024, the lender converted $137 of the December 2023 Note into 86,000,000 shares of Common Stock with a fair value of $294. As a result of the conversion of the $137 of the December 2023 Note, net of $21 of debt discount and the settlement of $284 of the related derivative liability, the Company recorded $106 as a gain on the settlement of debt.

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

Derivative Liabilities

The Company valued the derivative liability relating to the embedded conversion feature using the Monte Carlo Simulation Method because of the unknown stock price at the future time of conversion. The Monte Carlo Simulation was calculated using the following assumptions:

	March 31, 2024	December 31, 2023
Stock price	$0.003	$0.004
Term (years)	0.75	1.00
Annual volatility	101.59%	108.59%
Annual expected return	11.16%	10.24%
Discount rate	5.21%	4.79%
Dividend yield	0%	0%

The Company’s activity in its convertible debt related derivative liability was as follows for the three months ended March 31, 2024:

Balance of derivative liability at January 1, 2023	$3,223
Settlement of derivative liability at debt conversion	(128)
Change in fair value of derivative liability	249
Balance of derivative liability at December 31, 2023	3,344
Settlement of derivative liability at debt conversion	(284)
Change in fair value of derivative liability	(384)
Balance of derivative liability at March 31, 2024	$2,676

As of March 31, 2024, the fair value of the derivative liability was $2,676 and for the three months ended March 31, 2024 the Company recorded a gain of $384 from the change in fair value of derivative liability as non-operating income in the statements of operations. As of March 31, 2023, the fair value of the derivative liability was $4,570 and for the three months ended March 31, 2023 the Company recorded a loss of $1,347 from the change in fair value of derivative liability as non-operating income in the statement of operations.

Warrant Derivative Liabilities

As of March 31, 2024, the fair value of the warrant derivative liabilities was $4,147 and for the three months ended March 31, 2024 the Company recorded a gain of $106 from the change in fair value of derivative warrant liability as non-operating expense in the statements of operations. The Company valued the warrant derivative liabilities other than the warrants issued as part of the debt financing using the Black-Scholes option pricing model using the following assumptions as of March 31, 2024: 1) stock price of $0.003, 2) exercise prices of $0.004 - 0.14, 3) remaining lives of 1.93 – 2.93 years, 4) dividend yields of 0%, 5) risk free rates of 4.40– 4.59%, and 6) volatility of 283.3 – 334.6%. The Company valued the warrant derivative liability relating to warrants issued in the 2023 debt financing using the binomial lattice model because of the variable exercise price with the following assumptions as of March 31, 2024: 1) stock price of $0.003, 2) remaining life of 1.45 years, 3) dividend yield of 0%, 4) risk free rate of 4.81%, and 5) volatility of 374.27%.

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

The Company’s activity in its warrant derivative liabilities was as follows for the three months ended March 31, 2024:

Balance of warrant derivative liability at January 1, 2023	$1,727
Transfer out upon conversion of convertible notes and warrants with embedded conversion provisions	(159)
Change in fair value of warrant derivative liability	2,685
Balance of derivative liability at December 31, 2023	4,253
Transfer in due to issuance of warrants with embedded conversion features	520
Transfer out upon conversion of convertible notes and warrants with embedded conversion provisions	(547)
Change in fair value of warrant liability	(79)
Balance of warrant derivative liabilities at March 31, 2024	$4,147

The Company recorded loss on settlement of derivative liability in the amount of $0 and $169 for the three months ended March 31, 2024 and 2023, respectively.

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

	March 31, 2024
	Level 1	Level 2	Level 3	Fair Value

Liabilities
Derivative liability	$-	$-	$2,676	$2,676
Warrant derivative liability	$-	$-	$4,147	$4,147

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value

Liabilities
Derivative liability	$-	$-	$3,344	$3,344
Warrant derivative liability	$-	$-	$4,253	$4,253

Note 6. Loans Payable

As part of a payment to the City of LaFayette, the bank erroneously created a note payable in the amount of $200 in respect of the payment instead of drawing funds from the Company’s account at the bank. The note bore no interest and did not have a maturity date. The note was settled with funds from the Company’s account on January 3, 2023.

On November 20, 2023, the lender of the September 2022 and December 2023 Notes provided the Company with a non-convertible loan in the amount of $25. The loan bears interest at an annual rate of 12% and the maturity date is November 19, 2024. On March 6, 2024, the lender of the September 2022 and December 2023 Notes provided the Company with a non-convertible loan in the amount of $75. The loan bears interest at an annual rate of 12% and the maturity date is March 5, 2025. For the three months ended March 31, 2024 and 2023, respectively, the Company recorded interest expense in the amount of $1.3 and $0 for these loans.

Loans Payable – Related Party

On August 1, 2023 an executive loaned the Company $15. The loan bears interest at an annual rate of 4.43%. A maturity date has not yet been set. For the three months ended March 31, 2024 and 2023, respectively, the Company recorded $0.1 and $0 of interest expense in respect of this loan.

Note 7. Leases

The Company is not a party to any leases. As a result, the Company did not record rent expense for the three months ended March 31, 2024 and March 31, 2023.

Note 8. Common Stock and Preferred Stock

Common stock

Common Stock Issuances

During the three months ended March 31, 2024, $137 of principal of the December 2023 Note was converted for the issuance of 86,000,000 shares of common stock.

During the three months ended March 31, 2024, 8,000,000 shares of common stock were issued in respect of the Lease Agreement.

Warrants

On August 5, 2023, the Company sold 22,800,000 shares of common stock and issued three warrants, each to purchase 7,600,000 shares of common stock for consideration of $228,000. Subject to the terms and adjustments in the Warrants, the Warrants are exercisable at initial prices of $0.03, $0.06, and $0.12 per share, for three years from August 5, 2023.

During the year ended December 31, 2023, 18,380,379 warrants were exercised on a cashless basis for the issuance of 74,000,000 shares of common stock. Upon cashless exercise, the Company calculated the fair value of derivative liability on warrants of $231, compared it to the fair value of 74,000,000 shares of $988 and recorded a loss on extinguishment of $757. The Company valued the warrant derivative liability using the Black-Scholes option pricing model using the following assumptions on the date of each exercise: 1) stock prices of $0.007 - $0.019, 2) exercise prices of $0.05, 3) remaining lives of 3.5 – 4.2 years, 4) dividend yields of 0%, 5) risk free rates of 1.53% -3.79%, and 6) volatility of 169.28% - 175.6%.

During the three months ended March 31, 2024, 154,800,000 warrants were issued as a result of the partial conversion of convertible debt and 298,560,000 warrants were issued are a result of an adjustment to the number of X, Y and Z warrants as a result of the terms of the agreement. The Company valued the warrant derivative liability for the 154,800,000 warrants issued using the Black-Scholes option pricing model using the following assumptions on the date of each issuance: 1) stock prices of $0.0025 - $0.0046, 2) exercise prices of $0.0036 - $0.0068, 3) remaining lives of 2.78 – 2.93 years, 4) dividend yields of 0%, 5) risk free rates of 4.02%-4.4%, and 6) volatility of 279.2% - 283.8%. The 298,560,000 warrants that were issued as a result of an adjustment to the number of X, Y and Z warrants were recorded as part of the warrant derivative liability using the using the binomial lattice model (see Note 5).

The following table summarizes information about shares issuable under warrants outstanding during the three months ended March 31, 2024:

	Warrant shares outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at January 1, 2023	682,563,502	$0.06	4.47	-
Issued	551,515,432	-	-	-
Exercised	(31,668,360)	0.05	-	-
Expired or cancelled	-	-	-	-
Outstanding and exercisable at December 31, 2023	1,202,410,574	0.06	3.18	-
Issued	453,360,000	0.01	-	-
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding and exercisable at March 31, 2024	1,655,770,574	$0.01	2.21	$-

(*) Of the 453,360,000 and 551,515,432 shares issued during the three months ended March 31, 2024 and the year ended December 31, 2023, respectively and 1,655,770,574 and 1,202,410,574 shares outstanding and exercisable at March 31, 2024 and December 31, 2023, respectively, the weighted average exercise price and weighted average remaining life was not included for 1,119,044,442 and 1,417,604,442 warrants, respectively because their amount and exercise price is variable. During the three months ended March 31, 2024, 154,800,000 warrants were issued as a result of the partial conversion of convertible debt and 298,560,000 warrants were issued are a result of an adjustment to the number of X, Y and Z warrants as a result of the terms of the agreement. See Note 5 for the exercise prices of Series X, Y, and Z warrants. Series X, Y, and Z warrants expire on September 11, 2025.

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

The Company applied the guidance under ASU 2021-05 and determined that it would be appropriate to account for the entire loss at commencement and recognize that loss as a future equity commitment. The loss is based on the difference between the amount of cash to be received under the contract and the fair value of the stock to be issued under the contract. As the lease actually commenced on April 1, 2023, the Company began accounting for the lease on that date. At lease inception, the Company recorded a lease incentive loss of $184 and recorded an operating lease liability in the corresponding amount. The lease liability will be reduced over the lease term period in conjunction with the issuance of the shares. During the three months ended March 31, 2024 and 2023, respectively, the Company received $120 and $0, issued 8 million 0 shares of common stock and reduced the lease liability by $24 and $0.

Legal proceedings

From time-to-time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. During the period covered by this report, there were no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K, as filed with the SEC on April 16, 2024.

Electricity Contract

MGT’s prior electricity agreement with the City of LaFayette expired on September 30, 2021. The Company and City of LaFayette are currently operating on a month-to-month basis without a contract.

Note 10. Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. During the three months ended March 31, 2024 and 2023, the Company made contributions to the 401(k) Plan of $1 and $3, respectively.

Note 11. Related Party Transactions

The crypto exchange used by the Company to monetize its self-mined Bitcoin experienced difficulties beginning in early 2023 and was ultimately shut down. The Company was unable to find a suitable replacement given its low transaction frequency and small trade volumes. As a consequence, the Company used a personal brokerage account/crypto wallet of its CEO to effect the sales of its mined Bitcoin. These transactions occurred approximately monthly and were executed and documented to provide no cost to the Company and no benefit to our CEO. This has been remedied as of 10/25/2024 and the Company now has its own account/crypto wallet

Loans Payable – Related Party

On August 1, 2023 an executive loaned the Company $15. The loan bears interest at an annual rate of 4.43%. A maturity date has not yet been set. For the three months ended March 31, 2024 and 2023, respectively, the Company recorded $0.1 and $0 of interest expense in respect of this loan.

Accounts Payable – Related Party

During the year ended December 31, 2023, an executive paid consultants reimbursable by the Company in the amount of $15, which are outstanding as of December 31, 2023. During the period ended March 31, 2024, an executive paid legal fees reimbursable by the company in the amount of $25, which are outstanding as of March 31, 2024.

Note 12. Subsequent Events

On April 30, 2024, the Company issued 54,000,000 shares of common stock to Minerset Farms in accordance with the terms of its previously disclosed Partnership Agreement. On May 3, 2024, the Company issued 40,000,000 shares of common stock from the conversion of $100,000 of principal amount of the December 2023 Note. On June 21, 2024, the Company issued 103,500,000 shares of common stock upon the cashless exercise of 3,346,420 warrants.

On July 18, 2024, the United States District Court Southern District of New York issued an Opinion and Order granting in part the SEC’s motion for relief in its litigation against our Chief Executive Officer. In addition to civil monetary penalties and a permanent injunction against future violations of certain securities regulations, the Court imposes a five year officer-director bar against our Chief Executive Officer. The SEC filed a proposed final judgment on July 26, 2024, and our Chief Executive Officer will have until August 2, 2024 to file any objections. As a result of the foregoing Opinion and Order, our Chief Executive Officer was required to resign.

On August 29, 2024, Robert B. Ladd resigned from his position as Chief Executive Officer, President, and Acting Chief Financial Officer of MGT Capital Investments, Inc. (the “Company”), and as a member of the Company’s Board of Directors, effective August 29, 2024. Mr. Ladd’s decision to resign was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On September 2, 2024, the Company’s Board of Directors appointed Paul R. Taylor, 65, to serve as Interim Principal Executive Officer and Interim Principal Financial Officer. Before joining the Company, Mr. Taylor has served as Chief Executive Officer of Dinostar/RPM One Inc. since he co-founded the entity in 2003. Mr. Taylor also served as a consultant to the Board of Directors of XNET Investments from 2006 to 2019.

On November 1, 2024, the Company and Project Nickel LLC entered into three into three agreements: (i) a Convertible Note Exchange Agreement; (ii) a Warrant Exchange and Extinguishment Agreement; and (iii) a Promissory Note Exchange Agreement.

Convertible Note Exchange Agreement and Issuance of New Secured Exchange Note

Pursuant to the Convertible Note Exchange Agreement, Project Nickel agreed to exchange the outstanding balance of an Original Issue Discount Secured Convertible Promissory Note dated December 19, 2023, issued in the principal amount of $1,578,840 with an interest rate of 6% per annum and a maturity date of December 31, 2024 (the “Original Secured Convertible Note”) (as reported in the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2023), for (i) a new, nonconvertible Secured Exchange Note issued on November 1, 2024, in the principal amount of $1,620,240 with an interest rate of 8% per annum and a maturity date of December 31, 2025 (the “New Secured Exchange Note”) and (ii) 750,000,000 duly authorized, non-assessable unregistered shares of common stock of the Company. 5. In case of an event of default under the New Secured Exchange Note, interest shall accrue at the lesser of (i) a rate of 12% per annum or (ii) the maximum amount permitted by law, and once the event of default is cured, the interest rate shall revert to 8% per annum. Furthermore, under the terms of the New Secured Exchange Note, an event of default may result, at the holder’s election, in the accelerated maturity of the note, in which case 110% of the principal of and accrued and unpaid interest on the note will automatically become due and payable.

Warrant Exchange and Extinguishment Agreement and Issuance of Common Stock and Series D Preferred Stock

The Company previously issued to Project Nickel (i) a common stock purchase warrant dated September 12, 2022 (the “2022 Warrant”) and (ii) in connection with certain convertible note conversions, an aggregate of 334,800,000 common stock purchase warrants pursuant to the 2022 Warrant (the “Conversion Warrants”). In addition, Project Nickel was the holder of warrants to purchase shares of common stock of the Company dated March 5, 2021 and July 21, 2021, which Project Nickel acquired from John Fife or entities affiliated with and controlled by John Fife (the “Fife Warrants” and together with the 2022 Warrants and the Conversion Warrants, collectively, the “Warrants”). Pursuant to the terms and conditions of the Warrant Exchange and Extinguishment Agreement, Project Nickel agreed to cancel and extinguish all of the Warrants outstanding and, in exchange, the Company agreed to issue to Project Nickel 600,000,000 shares of common stock of the Company and 650,000 shares of the Company’s Series D Preferred Stock. Each share of the Company’s Series D Preferred Stock is convertible at any time into 1,000 shares of common stock of the Company.

Promissory Note Exchange Agreement and Issuance of New Promissory Note

The Company previously issued to Project Nickel on November 20, 2023, March 6, 2024 and April 30, 2024 certain promissory notes with principal amounts of $25,000, $125,000, and $50,000, respectively, and such notes, including the default principal amount and interest thereon, had an aggregate outstanding balance of $241,590 (the “Existing Promissory Notes”). Pursuant to the Promissory Note Exchange Agreement, Project Nickel agreed to consolidate and exchange the Existing Promissory Notes for a new single, consolidated Promissory Note dated November 1, 2024, in the principal amount of $241,590 (the “New Promissory Note”). The New Promissory Note bears interest at a rate of 8% per annum, payable on a monthly basis, and matures on December 31, 2025. In case of an event of default under the New Promissory Note, interest shall accrue at the lesser of (i) a rate of 12% per annum or (ii) the maximum amount permitted by law, and once the event of default is cured, the interest rate shall revert to 8% per annum. Furthermore, under the terms of the New Promissory Note, an event of default may result, at the holder’s election, in the accelerated maturity of the New Promissory Note, in which case 110% of the principal of and accrued and unpaid interest on the note will automatically become due and payable.

On November 1, 2024, following consummation of the Convertible Note Exchange Agreement and the Warrant Exchange and Extinguishment Agreement, Project Nickel acquired and became the beneficial owner of 2,000,000,000 shares of the Company’s common stock or common stock equivalents, including (i) 1,350,000,000 shares of common stock of the Company held directly by Project Nickel, and (ii) 650,000,000 shares of common stock of the Company issuable upon conversion of 650,000 shares of Series D Preferred Stock held directly by Project Nickel. that are exercisable within 60 days of the date of this filing. As a result of the Transactions, a change in control occurred and Project Nickel may be deemed to be the beneficial owner of 63.7% of the Company’s outstanding common stock on a fully diluted basis. Previously, Streeterville Capital LLC controlled by John M. Fife was the only shareholder of the Company holding 5% or more of the common stock of the Company. Project Nickel used its working capital to acquire the original notes and warrants that ultimately resulted in the Transactions.

On October 31, 2024, in connection with the Company’s issuance of 650,000 shares of Series D Preferred Stock to Project Nickel pursuant to the Warrant Exchange and Extinguishment Agreement, the board of directors of the Company (the “Board”) approved the authorization, issuance and designation (the “Designation”) of 1,000,000 shares of the Company’s preferred stock as “Series D Convertible Preferred Stock,” par value $0.001 per share (the “Series D Preferred Stock”), having the voting powers, designations, preferences, limitations, restrictions and relative rights set forth in the certificate of designation attached hereto as Exhibit 3.1 (the “Certificate of Designation”).

The material features of the Series D Preferred Stock are as follows:

1. Holders of Series D Preferred Stock are not entitled to vote, except as otherwise expressly provided by law;

2. With respect to any dividends or other distributions, the Series D Preferred Stock ranks in parity to the Common Stock, on an as-converted basis;

3. With respect to any assets of the Company upon a liquidation, dissolution or winding up of the Company, the Series D Preferred Stock ranks in parity to the Common Stock, on an as-converted basis;

4. Shares of Series D Preferred Stock are not redeemable;

5. Shares of Series D Preferred Stock are convertible or exchangeable by holder into shares of Common Stock, at any time such Common Shares are authorized but unissued, on a one-for-one thousand (1-for-1000) basis; and

6. Shares of Series D Preferred Stock are transferrable or assignable without the prior written consent of the Company.

The Certificate of Designation was filed with the Secretary of State of the State of Delaware on October 31, 2024.

Promptly following the filing of the Certificate of Designation, the Company will issue 650,000 shares of Series D Preferred Stock to Project Nickel as partial consideration for Project Nickel agreeing to enter into the Warrant Exchange and Extinguishment Agreement.

Item 2. Management’s discussion and analysis of financial condition and results of operations

This Quarterly Report on Form 10–Q (this “Report”) contains forward–looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The statements contained herein that are not purely historical are forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward–looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe” and similar expressions or variations intended to identify forward–looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward–looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward–looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10–K for the fiscal year ended December 31, 2023 as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2024, in addition to other public reports we filed with the SEC. The forward–looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward–looking statements to reflect events or circumstances after the date of such statements.

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

As of March 31, 2024 and January 31, 2025, the Company owned approximately 35 Antminer S19 Pro miners providing about 3 Ph/s in hash power for self-mining. We also offer third-party owners of miners a hosting service whereby MGT operates and maintains the miners for a fixed monthly fee. MGT’s miners and those hosted for others are housed in a modified shipping container on the Company’s owned property in Georgia.

The entire facility, including the land and improvements, five 2500 KVA 3-phase transformers, and three mining containers, are owned by MGT. Since April 2023, a single tenant is renting our property and electrical infrastructure to use for Bitcoin mining. The tenant has provided, at its cost, the approximately 2,500 miners and 12 containers needed for its activities. In addition, the tenant pays for its electricity consumption.

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

Hosting Revenues

We receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $85 and $86 from these sources during the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024 and 2023, three customers accounted for 100% and two customers accounted for 100%, respectively, of hosting revenue.

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

Results of operations

Three months ended March 31, 2024 and 2023

Revenues

Our revenues for the three months March 31, 2024 decreased by $5, or 5%, to $102, as compared to $107 for the three months ended March 31, 2023. Our revenue is partly derived from cryptocurrency mining, which totaled $17 for the three months ended March 31, 2024 and $21 during the three months ended March 31, 2023. The decrease in revenues from our hosting and renting activities for this period is due to a lower number of miners in operation and higher difficulty rate.

We also receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $85 and $86 during the months ended March 31, 2024 and 2023, respectively. The decrease in revenues for this period is due to slightly lower number of miners for third parties from the previous year.

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

Operating Expenses

Operating expenses for the three months ended March 31, 2024 decreased by $288 or 47%, to $329, as compared to $617 for the three months ended March 31, 2023. The decrease in operating expenses was primarily due to a decrease in cost of revenue of $39 and a decrease in general and administrative expenses of $249.

The decrease in cost of revenue of $39 or 29% to $95 for the three months ended March 31, 2024, as compared to $134 for the three months ended March 31, 2023 was primarily due to decreased electricity costs. The decrease in general and administrative expenses of $249 or 52%, to $234 for the three months ended March 31, 2024, as compared to $483 for the three months ended March 31, 2023, was primarily due to a decrease in legal and professional fees of $214, decrease in consulting services of $31, a decrease in employee insurance of $10, offset by an increase in audit fees of $6.

Other Income and Expense

For the three months ended March 31, 2024, non–operating income of $523 consisted primarily of gain on the change in fair value of warrant derivative liabilities of $106, gain on the change in fair value of derivative liability of $384, gain on settlement of debt of $106, other income of $5, accretion of debt discount of $54 and interest expense of $24. During the comparable period ended March 31, 2023, non–operating expense of $3,288 consisted primarily of loss on the change in fair value of warrant derivative liabilities of $1,696, loss on the change in fair value of derivative liability of $1,347, accretion of debt discount of $123, loss on settlement of derivative of $169 and interest expense of $23, partially offset by non-operating income of gain on the sale of property and equipment of $70.

Liquidity and capital resources

Sources of Liquidity

We have historically financed our business through the sale of debt and equity interests.

In September 2023, we raised $1,335 from the sale of a $1,500 Original Issue Discount Secured Convertible Promissory Note (the “Note”). The Note: (i) is convertible into 30% of the Company’s outstanding shares of the Company’s common stock on the conversion date of the Note on a post-conversion basis, (ii) matures December 31, 2024 and (iii) bears an interest rate of 6% per annum. In addition, the Company issued to the investor three series of warrants of which each of the warrants is exercisable into 60% of the Conversion Shares. In August 2023, the Company also issued to one investor 22,800,000 shares of common stock and 22,800,000 warrants to purchase common stock for consideration of $228. The Note provides for customary events of default, the occurrence of which would result in 110% the principal and other accrued amounts outstanding under the September 2023 Note to become immediately due and payable, with the interest rate increasing to 12%.

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

We have incurred significant operating losses since inception and continue to generate losses from operations and as of March 31, 2024 have an accumulated deficit of $431,743. At March 31, 2024, our cash and cash equivalents were $26, and our working capital deficit was $8,976.

The Company will need to raise additional capital to pay the outstanding convertible note, fund operating losses, and maintain and grow its operations as intended over the next 12 months. There can be no assurance however that the Company will be able to raise additional capital when needed, or at terms deemed acceptable, if at all. The Company’s ability to raise additional capital will also be impacted by the volatility of Bitcoin, regulatory developments with respect to cryptocurrencies generally, inflation, high internet rates, the banking crisis, the war in Ukraine, and the possibility of recession, all of which are highly uncertain, cannot be predicted and could have an adverse effect on the Company’s business and financial condition and its ability to raise capital. The issuance of any additional shares of common stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. Such factors raise substantial doubt about the Company’s ability to sustain operations for at least one year from the issuance of these unaudited condensed financial statements. The accompanying unaudited condensed financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The high and low exchange rate per Bitcoin for the quarter ending March 31, 2024, as reported by Coindesk.com, were approximately $73 and $39 respectively. The high and low exchange rate per Bitcoin for the year ending December 31, 2023, as reported by Blockchain.info, were approximately $44 and $17 respectively.

Impact of Inflation

Beginning in 2023, there has been a sharp rise in inflation in the U.S. and globally. Given our Bitcoin mining operations, the most significant impact has been on electricity and mining equipment costs. Further, Federal Reserve interest rate increases and bank failures could result in a recession, which may have an adverse impact on our operations, be it directly and/or through third parties on which our operations and revenue depends.

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

Cash Flows

	Three Months ended March 31,
	2024	2023
Cash (used in) provided by
Operating activities	$(177)	$(21)
Investing activities	-	-
Financing activities	195	(200)
Net increase (decrease) in cash and cash equivalents	$18	$(221)

Operating activities

Net cash used in operating activities was $177 for the three months ended March 31, 2024 as compared to net cash used in operating activities of $21 for the three months ended March 31, 2023. Cash used in operating activities for the three months ended March 31, 2024 primarily consisted of a net income of $296 offset by non-cash gain of $487 which includes depreciation of $55, gain on the change in fair value of derivative liability of $384, gain on the change in fair value of warrant derivative liability of $106, amortization of note discount of $54, gain on settlement of debt of $106, and cash provided by working capital of $14.

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

Investing activities

Net cash used in investing activities was $0 and $0 for the three months ended March 31, 2024 and 2023 respectively.

Financing activities

During the three months ended March 31, 2024, cash provided by financing activities was $195 which consisted of proceeds from issuance of stock under lease agreement and proceeds from loans payable.

During the three months ended March 31, 2023, cash used in financing activities was $200 which consisted of the repayment of a bank loan.

Off–balance sheet arrangements

As of March 31, 2024, we had no obligations, assets or liabilities which would be considered off–balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off–balance sheet arrangements.

Item 3. Quantitative and qualitative disclosures about market risk

Not applicable.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as March 31, 2024 due to the following material weakness in our internal control over financial reporting: Our small number of employees does not allow for sufficient segregation of duties and independent review of duties performed.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer and principal financial officer), we performed a complete documentation of the Company’s significant processes and key controls, and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, there were no changes to internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

From time-to-time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. During the period covered by this Report, there were no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2023, as filed with the SEC on April 16, 2024.

Item 1A. Risk factors

There are no additional risk factors other than those discussed in our Annual Report on Form 10–K, as filed with the SEC on April 16, 2024.

Item 2. Unregistered sales of equity securities and use of proceeds

During the three months ended March 31, 2024, the Company issued 86,000,000 shares of common stock in respect of partial conversions of the December 2023 Note.

During the three months ended March 31, 2024, the Company issued 8,000,000 shares of common stock to Minerset Farms in accordance with the terms of the property lease agreement. In issuing the securities described above, the Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

On April 26, 2024, the Company issued 54,000,000 shares of common stock to Minerset Farms in accordance with the terms of the property lease agreement. In issuing the securities described above, the Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

On April 30, 2024, the Company issued 40,000,000 shares of common stock in respect of partial conversions of the December 2023 Note.

On June 21, 2024, MGT Capital Investments, Inc. (the “Company”) issued 103,500,000 shares of common stock upon the cashless exercise of 3,346,420 warrants. In issuing the securities described above, the Company relied upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933.

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

MGT CAPITAL INVESTMENTS, INC

Date: January 31, 2025	By:	/s/ Paul R. Taylor
Paul R. Taylor Interim Principal Executive Officer and Interim Principal Financial Officer

