Form 10-Q
period 2024-06-30
MGT CAPITAL INVESTMENTS, INC.
filed 2025-06-17
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes ☐ No ☒

As of June 17, 2025, there were 2,490,670,903 shares of the registrant’s Common stock, $0.001 par value per share, issued and outstanding.

MGT CAPITAL INVESTMENTS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

I

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MGT CAPITAL INVESTMENTS, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands, except per-share amounts)

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3	$8
Accounts receivable	40	17
Intangible digital assets	3	-
Total current assets	46	25

Non-current assets
Property and equipment, at cost, net	803	907
Total assets	$849	$932

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$507	$404
Accounts payable - related party	40	15
Accrued expenses and other payables	296	244
Security deposit	45	45
Note payable	200	25
Note payable, related party	15	15
Convertible note payable, net of discount	1,269	1,329
Operating lease liability	68	96
Warrant derivative liability	684	4,253
Derivative liability	311	3,344
Common stock to be issued	8	-
Total current liabilities	3,443	9,770

Non-current liabilities
Operating lease liability long-term	-	20
Total liabilities	3,443	9,790

Commitments and Contingencies (Note 10)

Stockholders’ Deficit
Undesignated preferred stock, $0.001 par value, 8,489,800 shares authorized. No shares issued and outstanding at June 30, 2024 and December 31, 2023.	-	-
Series B preferred stock, $0.001 par value, 10,000 shares authorized. No shares issued or outstanding at June 30, 2024 and December 31, 2023.	-	-
Series C convertible preferred stock, $0.001 par value, 200 shares authorized. 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	-	-
Common stock, $0.001 par value; 2,500,000,000 shares authorized; 1,140,670,903 and 849,170,903 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	1,141	849
Additional paid-in capital	422,736	422,332
Accumulated deficit	(426,471)	(432,039)
Total stockholders’ deficit	(2,594)	(8,858)

Total Liabilities and Stockholders’ Deficit	$849	$932

The accompanying notes are an integral part of these unaudited condensed financial statements

MGT CAPITAL INVESTMENTS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Revenue
Bitcoin mining	$24	19	$41	40
Hosting services	64	79	149	165
Total revenue	88	98	190	205
Operating expenses
Cost of revenue	104	93	199	227
General and administrative	319	272	553	755
Total operating expenses	423	365	752	982
Operating loss	(335)	(267)	(562)	(777)

Other non-operating income (expense)
Interest expense	(27)	(22)	(51)	(45)
Change in fair value of warrant derivative liability	3,420	1,612	3,526	(84)
Change in fair value of derivative liability	2,281	1,591	2,665	244
Loss on settlement of derivative	-	(93)	-	(262)
Lease incentive loss	-	(184)	-	(184)
Accretion of debt discount	(108)	(219)	(162)	(342)
Gain on sale of property and equipment	-	-	-	70
Gain on settlement of debt	41	-	147	-
Other income	-	-	5	-
Total non-operating income (expense)	5,607	2,685	6,130	(603)

Net income (loss)	$5,272	$2,418	$5,568	$(1,380)

Per-share data
Basic and diluted, net income (loss) per share	$0.01	$0.00	$0.01	$(0.00)

Basic and diluted, weighted average number of common shares outstanding	1,020,962,112	734,282,014	964,572,002	726,897,975

The accompanying notes are an integral part of these unaudited condensed financial statements

MGT CAPITAL INVESTMENTS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Common Stock To Be	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Deficit

Balance at January 1, 2024	-	$-	849,170,903	$849	$-	$422,332	$(432,039)	$(8,858)
Conversion of convertible note into Common Stock	-	-	86,000,000	86	-	208		294
Issuance of shares in respect of lease agreement	-	-	8,000,000	8	4	132		144
Net income	-	-	-	-	-	-	296	296
Balance at March 31, 2024	-	-	943,170,903	943	4	422,672	(431,743)	(8,124)
Conversion of convertible note into Common Stock	-	-	40,000,000	40	-	20		60
Issuance of shares in respect of lease agreement	-	-	54,000,000	54	(4)	85		135
Cashless exercise of warrants and extinguishment of related warrant derivative liability	-	-	103,500,000	104	-	(41)	-	63
Net income	-	-	-	-	-	-	5,272	5,272
Balance at June 30, 2024	-	$-	1,140,670,903	$1,141	$-	$422,736	$(426,471)	$(2,594)

Balance at January 1, 2023	-	$-	703,770,903	$704	$-	$421,468	$(425,906)	$(3,734)
Cashless exercise of warrants and extinguishment of related warrant derivative liability			20,000,000	20		180		200
Net loss							(3,798)	(3,798)
Balance at March 31, 2023	-	$-	723,770,903	$724	$-	$421,648	(429,704)	(7,332)

Cashless exercise of warrants and extinguishment of related warrant derivative liability			20,000,000	20		80		100
Issuance of shares in respect of lease agreement			10,000,000	10		110		120
Net income							2,418	2,418
Balance at June 30, 2023	-	$-	753,770,903	$754	$-	$421,838	$(427,286)	$(4,694)

The accompanying notes are an integral part of these unaudited condensed financial statements

MGT CAPITAL INVESTMENTS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities
Net income (loss)	$5,568	$(1,380)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	104	124
Gain on sale of property and equipment	-	(70)
Change in fair value of warrant derivative liability	(3,526)	84
Change in fair value of derivative liability	(2,665)	(244)
Loss on settlement of derivative	-	262
Loss on lease incentive	-	184
Accretion of debt discount	162	342
Gain on settlement of debt	(147)	-
Change in operating assets and liabilities
Accounts receivable	(23)	-
Prepaid expenses and other current assets	-	(35)
Intangible digital assets	(3)	9
Other assets	-	3
Accounts payable	103	435
Accounts payable - related party	25	-
Accrued expenses	52	(96)
Deferred revenue	-	(30)
Security deposit	-	269
Net cash used in operating activities	(350)	(143)

Cash Flows From Financing Activities
Proceeds from issuance of stock under lease agreement	240	100
Repayment of loan payable	-	(200)
Proceeds from loans payable	105	-
Net cash provided by financing activities	345	(100)

Net change in cash and cash equivalents	(5)	(243)
Cash and cash equivalents, beginning of period	8	538
Cash and cash equivalents, end of period	$3	$295

Supplemental disclosure of cash flow information
Cash paid for interest	$28	$-
Cash paid for income tax	$-	$-

Non-cash investing and financing activities
Cashless exercise of warrants and extinguishment of related warrant derivative liability	$63	$300
Conversion of convertible note into common stock	$157	$-

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

As of June 30, 2024 and June 17, 2025, the Company owned approximately 35 Antminer S19 Pro miners providing about 3 Ph/s in hash power for self-mining. We also offer third-party owners of miners a hosting service whereby MGT operates and maintains the miners for a fixed monthly fee. MGT’s miners and those hosted for others are housed in a modified shipping container on the Company’s owned property in Georgia.

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

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10–Q and Rule 8 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) on April 16, 2024. Operating results for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2024.

Reclassification

Certain amounts in the prior quarter have been reclassified to conform with the current year presentation.

Inflation

Electricity and other prices are vulnerable to inflation which may increase the Company’s mining costs and operating expenses including the cost of new state-of-the-art miners.

Note 2. Going Concern and Management’s Plans

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2024, the Company had incurred significant operating losses since inception and continues to generate losses from operations. As of June 30, 2024, the Company had an accumulated deficit of $426,471. As of June 30, 2024, MGT’s cash and cash equivalents were $3.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents. The Company’s combined accounts were $3 and $8 as of June 30, 2024 and December 31, 2023, respectively. Accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of June 30, 2024, and December 31, 2023, the Company had $0 and $0, respectively, in excess of the FDIC insurance limit.

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

The following table presents the activities of digital currencies for the periods ended June 30, 2024 and December 31, 2023:

Digital currencies at January 1, 2023	$11
Additions of digital currencies from mining	75
Realized gain on sale of digital currencies	3
Sale of digital currencies	(89)
Digital currencies at December 31, 2023	-
Additions of digital currencies from mining	41
Realized loss on sale of digital currencies	1
Sale of digital currencies	(39)
Digital currencies at June 30, 2024	$3

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

Hosting Revenues

We receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $64 and $149 from these sources during the three and six months ended June 30, 2024 respectively. The Company recognized $79 and $165 from these sources during the three and six months ended June 30, 2023 respectively. During the three and six months ended June 30, 2024, three customers accounted for 100% and 100%, respectively, of hosting revenue. During the three and six months ended June 30, 2023, two customers accounted for 100% and 99%, respectively, of hosting revenue.

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

Income (loss) per share

Basic income (loss) per share is calculated by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing the net income (loss) attributable to common shareholders by the sum of the weighted average number of common shares outstanding plus potential dilutive common shares outstanding during the period. Potential dilutive securities, comprised of convertible debt and warrants, are not reflected in diluted net income (loss) per share their inclusion would not have resulted in additional dilution, based on the impact of the change in derivative liability and related adjustments to net income for the period.

Accordingly, the computation of diluted loss per share for the quarter ended June 30, 2024 excludes 2,043,808,450 shares issuable upon the exercise of outstanding warrants and 622,131,340 shares issuable upon the conversion of convertible notes payable. The computation of diluted loss per share for the three and six months ended June 30, 2023 excludes 710,193,040 shares issuable upon the exercise of outstanding warrants and 354,184,824 shares issuable upon the conversion of outstanding convertible debt.

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

As of June 30, 2024 and December 31, 2023, the Company had Level 3 financial instruments related to derivative liabilities related to the issuance of warrants and convertible debt.

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

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying condensed financial statements, other than those disclosed below.

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company adopted ASU 2020-06 effective January 1, 2024. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The ASU updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective beginning with the Company’s 2024 fiscal year annual reporting period, with early adoption permitted. The Company is currently evaluating the impact ASU 2023-07 will have on its financial statements.

Note 4. Property, Plant, and Equipment and Other Assets

Property and equipment consisted of the following:

	As of
	June 30, 2024	December 31, 2023
Land	$55	$55
Computer hardware and software	10	10
Bitcoin mining machines	70	70
Infrastructure	1,185	1,185
Containers	403	403
Property and equipment, gross	1,723	1,723
Less: Accumulated depreciation	(920)	(816)
Property and equipment, net	$803	$907

The Company recorded depreciation expense of $55 and $104 for the three and six months ended June 30, 2024, respectively. The Company recorded depreciation expense of $68 and $124 for the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2023, we exchanged all our S17 miners which were fully depreciated for 35 S19 miners, which resulted in a gain of $0 and $70, respectively.

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

At inception the Company recorded a debt discount of $1,500 and non-cash interest as accretion of debt discount of $5,324. There was no accretion of debt discount recorded during the three and six months ended June 30, 2024 in connection with the September 2022 Note. During the three and six months ended June 30, 2023, the Company recorded accretion of debt discount of $219 and $342, respectively.

December 2023 Note

On December 19, 2023, the Company exchanged the September 2022 Note for a new note (the “December 2023 Note”) with substantially the same terms with the exception of a maturity date of December 31, 2024 and with a conversion feature based on a 40% of the Company’s common stock in a fully diluted basis. The Company accounts for liability classified conversion features and warrants at fair value. As all components of the September 2022 Note are accounted for at fair value both before and after the modification, any changes in the fair value was reflected in earnings. The Company analyzed the cash flows of the plain debt pre and post modifications and concluded that the changes in cash flows were less than 10% and hence modification accounting was applied. The Company continues to amortize the debt discount using the effective interest method of the modified debt. The principal balance of the December 2023 Note is $1,579, has a debt discount of $257, and bears interest at a rate of 6% per annum. During the year ended December 31, 2023, the Company recorded accretion of debt discount of $7 in respect of the December 2023 Note. During the three and six months ended June 30, 2024, the Company recorded accretion of debt discount of $108 and $162, respectively, in connection with the December 2023 Note. There was no accretion of debt discount recorded during the three and six months ended June 30, 2023 in connection with the December 2023 Note.

During the three and six months ended June 30, 2024, the lender converted $41 and $178 of the December 2023 Note into 40,000,000 and 126,000,000 shares of Common Stock with a fair value of $60 and $354, respectively. As a result of the conversion of the $41 and $178 of the December 2023 Note, net of $3 and $24 of debt discount and the settlement of $84 and $368 of the related derivative liability, the Company recorded $41 and $147 as a gain on the settlement of debt, respectively, for the three and six months ended June 30, 2024.

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

Derivative Liabilities

The Company valued the derivative liability relating to the embedded conversion feature using the Monte Carlo Simulation Method because of the unknown stock price at the future time of conversion. The Monte Carlo Simulation was calculated using the following assumptions:

	June 30, 2024	December 31, 2023
Stock price	$0.0005	$0.003
Term (years)	1.2	1.00
Annual volatility	439.8%	108.59%
Annual expected return	0.00%	10.24%
Discount rate	4.89%	4.79%
Dividend yield	0%	0%

The Company’s activity in its convertible debt related derivative liability was as follows for the three and six months ended June 30, 2024:

Balance of derivative liability at January 1, 2023	$3,223
Settlement of derivative liability at debt conversion	(128)
Change in fair value of derivative liability	249
Balance of derivative liability at December 31, 2023	3,344
Settlement of derivative liability at debt conversion	(284)
Change in fair value of derivative liability	(384)
Balance of derivative liability at March 31, 2024	2,676
Settlement of derivative liability at debt conversion	(84)
Change in fair value of derivative liability	(2,281)
Balance of derivative liability at June 30, 2024	$311

As of June 30, 2024, the fair value of the derivative liability was $311 and for the three and six months ended June 30, 2024 the Company recorded a gain of $2,281 and $2,665, respectively, from the change in fair value of derivative liability as non-operating income in the condensed statements of operations. As of June 30, 2023, the fair value of the derivative liability was $2,979 and for the three and six months ended June 30, 2023 the Company recorded a gain of $1,591 and $244, respectively, from the change in fair value of derivative liability as non-operating income in the statements of operations.

Warrant Derivative Liabilities

As of June 30, 2024, the fair value of the warrant derivative liabilities was $684 and for the three and six months ended June 30, 2024, the Company recorded a gain of $3,420 and $3,526, respectively, from the change in fair value of derivative warrant liability as non-operating expense in the condensed statements of operations. The Company valued the warrant derivative liabilities other than the warrants issued as part of the debt financing using the Black-Scholes option pricing model using the following assumptions as of June 30, 2024: 1) stock price of $0.0005, 2) exercise prices of $0.003 - 0.05, 3) remaining lives of 1.68 – 2.83 years, 4) dividend yields of 0%, 5) risk free rates of 4.71– 4.89%, and 6) volatility of 296.5 – 495%. The Company valued the warrant derivative liability relating to warrants issued in the 2023 debt financing using the binomial lattice model because of the variable exercise price with the following assumptions as of June 30, 2024: 1) stock price of $0.0005, 2) strike prices of $0.007 - $0.012, 3) remaining life of 1.2 years, 4) dividend yield of 0%, 5) risk free rate of 4.89%, and 6) volatility of 439.8%.

As of December 31, 2023, the fair value of the warrant derivative liabilities was $4,253. For the year ended December 31, 2023, the Company recorded a loss of $2,685 from the change in fair value of derivative warrant liability as non-operating income in the statements of operations. The Company valued the warrant derivative liabilities other than the warrants issued as part of the debt financing using the Black-Scholes option pricing model using the following assumptions as of December 31, 2023: 1) stock price of $0.003, 2) exercise prices of $0.03 - 0.12, 3) remaining lives of 2.05 – 2.56 years, 4) dividend yields of 0%, 5) risk free rates of 4.01 – 4.23%, and 6) volatility of 157.7 – 312.4%. The Company valued the warrant derivative liability relating to warrants issued in the 2022 debt financing using the binomial lattice model because of the variable exercise price with the following assumptions as of December 31, 2023: 1) stock price of $0.004, 2) remaining life of 1.70 years, 3) dividend yield of 0%, 4) risk free rate of 4.23%, and 5) volatility of 344.4%.

The Company’s activity in its warrant derivative liabilities was as follows for the three and six months ended June 30, 2024 and 2023:

Balance of warrant derivative liability at January 1, 2023	$1,727
Transfer out upon conversion of convertible notes and warrants with embedded conversion provisions	(159)
Change in fair value of warrant derivative liability	2,685
Balance of derivative liability at December 31, 2023	4,253
Transfer in due to issuance of warrants with embedded conversion features	520
Transfer out upon conversion of convertible notes and warrants with embedded conversion provisions	(547)
Change in fair value of warrant derivative liability	(79)
Balance of derivative liability at March 31, 2024	4,147
Transfer in due to issuance of warrants with embedded conversion features	213
Transfer out upon conversion of convertible notes and warrants with embedded conversion provisions	(262)
Change in fair value of warrant liability	(3,414)
Balance of warrant derivative liabilities at June 30, 2024	$684

The Company recorded loss on settlement of derivative liability in the amount of $0 and $0 for the three and six months ended June 30, 2024, respectively. The Company recorded loss on settlement of derivative liability in the amount of $93 and $262 for the three and six months ended June 30, 2023, respectively.

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

	June 30, 2024
	Level 1	Level 2	Level 3	Fair Value

Liabilities
Derivative liability	$-	$-	$311	$311
Warrant derivative liability	$-	$-	$684	$684

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value

Liabilities
Derivative liability	$-	$-	$3,344	$3,344
Warrant derivative liability	$-	$-	$4,253	$4,253

Note 6. Loans Payable

As part of a payment to the City of LaFayette, the bank erroneously created a note payable in the amount of $200 in respect of the payment instead of drawing funds from the Company’s account at the bank. The note bore no interest and did not have a maturity date. The note was settled with funds from the Company’s account on January 3, 2023.

On November 20, 2023, the lender of the September 2022 and December 2023 Notes provided the Company with a non-convertible loan in the amount of $25. The loan bears interest at an annual rate of 12% and the maturity date is November 19, 2024. On March 6, 2024, the lender of the September 2022 and December 2023 Notes provided the Company with a non-convertible loan in the amount of $125. The loan bears interest at an annual rate of 12% and the maturity date is March 5, 2025. On April 30, 2024, the lender of the September 2022 and December 2023 Notes provided the company with a non-convertible loan in the amount of $50. The loan bears interest at an annual rate of 12% and the maturity date is April 30, 2025. For the three and six months ended June 30, 2024, the Company recorded interest expense in the amount of $27 and $51 for these loans.

Loans Payable – Related Party

On August 1, 2023 a former executive loaned the Company $15. The loan bears interest at an annual rate of 4.43%. A maturity date has not yet been set. For the three and six months ended June 30, 2024, the Company recorded $0.1 and $0.6 of interest expense in respect of this loan.

Note 7. Leases

The Company is not a party to any leases. As a result, the Company did not record rent expense for the three and six months ended June 30, 2024 and 2023. The lease liability disclosed on the condensed balance sheet is the loss on lease incentive recorded in April 2023 (See Note 9).

Note 8. Common Stock and Preferred Stock

Common stock

Common Stock Issuances

During the three and six months ended June 30, 2024, $41 and $ 178 of principal of the December 2023 Note was converted for the issuance of 40,000,000 and 126,000,000 shares of common stock.

During the three and six months ended June 30, 2024, 54,000,000 and 62,000,000 shares of common stock were issued in respect of the Lease Agreement.

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

During the three and six months ended June 30, 2024, 72,000,000 and 226,800,000 warrants, respectively, were issued as a result of the partial conversion of convertible debt and 319,384,000 and 617,944,296 warrants, respectively, were issued are a result of an adjustment to the number of X, Y and Z warrants as a result of the terms of the agreement. The Company valued the warrant derivative liability for the 154,800,000 warrants issued using the Black-Scholes option pricing model using the following assumptions on the date of each issuance: 1) stock prices of $0.0005 - $0.0046, 2) exercise prices of $0.0036 - $0.0068, 3) remaining lives of 2.78 – 2.93 years, 4) dividend yields of 0%, 5) risk free rates of 4.02%-4.4%, and 6) volatility of 279.2% - 283.8%. The 298,560,296 warrants that were issued as a result of an adjustment to the number of X, Y and Z warrants were recorded as part of the warrant derivative liability using the binomial lattice model (see Note 5).

The following table summarizes information about shares issuable under warrants outstanding during the three and six months ended June 30, 2024 and for the period ended December 31, 2023:

	Warrant shares outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at January 1, 2023	682,563,502	$0.06	4.47	-
Issued	551,515,432	-	-	-
Exercised	(31,668,360)	0.05	-	-
Expired or cancelled	-	-	-	-
Outstanding and exercisable at December 31, 2023	1,202,410,574	0.06	3.18	-
Issued	453,360,000	0.01	-	-
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding and exercisable at March 31, 2024	1,655,770,574	0.01	2.21	-
Issued	391,384,296	0.00364	-	-
Exercised	(3,346,420)	0.05	-	-
Expired or cancelled	-	-	-	-
Outstanding and exercisable at June 30, 2024	2,043,808,450	$0.01	2.64	$-

(*) Of the 391,384,296 and 844,744,296 shares issued during the three and six months ended June 30, 2024 and 551,515,432 issued during the year ended December 31, 2023, respectively and 2,043,808,450 and 1,202,410,574 shares outstanding and exercisable at June 30, 2024 and December 31, 2023, respectively, the weighted average exercise price and weighted average remaining life was not included for 1,736,988,738 and 1,417,604,442 warrants, respectively because their amount and exercise price is variable. During the six months ended June 30, 2024, 226,800,000 warrants were issued as a result of the partial conversion of convertible debt and 617,944,296 warrants were issued are a result of an adjustment to the number of X, Y and Z warrants as a result of the terms of the agreement. See Note 5 for the exercise prices of Series X, Y, and Z warrants. Series X, Y, and Z warrants expire on September 11, 2025.

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

The Company applied the guidance under ASU 2021-05 and determined that it would be appropriate to account for the entire loss at commencement and recognize that loss as a future equity commitment. The loss is based on the difference between the amount of cash to be received under the contract and the fair value of the stock to be issued under the contract. As the lease actually commenced on April 1, 2023, the Company began accounting for the lease on that date. At lease inception, the Company recorded a lease incentive loss of $184 and recorded an operating lease liability in the corresponding amount. The lease liability will be reduced over the lease term period in conjunction with the issuance of the shares. During the three and six months ended June 30, 2024, the Company received $120 and $240, respectively, issued 54 million and 62 million shares of common stock and reduced the lease liability by $4 and $28.

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

Note 10. Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. During the three and six months ended June 30, 2024, the Company made contributions to the 401(k) Plan of $1 and $2, respectively. During the three and six months ended June 30, 2023, the Company made contributions to the 401(k) Plan of $3 and $6, respectively.

Note 11. Related Party Transactions

The crypto exchange used by the Company to monetize its self-mined Bitcoin experienced difficulties beginning in early 2023 and was ultimately shut down. The Company was unable to find a suitable replacement given its low transaction frequency and small trade volumes. As a consequence, the Company used a personal brokerage account/crypto wallet of its former CEO to effect the sales of its mined Bitcoin. These transactions occurred approximately monthly and were executed and documented to provide no cost to the Company and no benefit to our former CEO. This has been remedied as of October 25, 2024 and the Company now has its own account/crypto wallet.

Accounts Payable – Related Party

During the year ended December 31, 2023, a former executive paid consultants reimbursable by the Company in the amount of $15, which are outstanding as of December 31, 2023. During the period ended June 30, 2024, an executive paid legal fees reimbursable by the company in the amount of $25. The Company has $40 outstanding as of June 30, 2024.

Note 12. Subsequent Events

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

On November 1, 2024, the Company and Project Nickel LLC entered into three agreements: (i) a Convertible Note Exchange Agreement; (ii) a Warrant Exchange and Extinguishment Agreement; and (iii) a Promissory Note Exchange Agreement.

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

On May 13, 2025, the Company and CSRE Properties LLC (“CSRE”) entered into a Purchase and Sale Agreement (“Land Agreement”) for the sale of property owned by the Company at 2076 Foster Miller Drive, LaFayette Georgia (“Property”). The purchase price for the Property was $1,350,000 and was paid at the closing on May 13, 2025. The Company used a portion of the proceeds from the sale to repay outstanding debt and other accrued liabilities. As of the date hereof, the Company has approximately $400,000 in cash remaining from the proceeds of the sale, and an outstanding balance of $1.2 million remaining on the promissory note dated November 1, 2024.

On June 1, 2025, MGT Capital Investments, Inc., (the “Company”) announced that it had appointed Mr. Jonathan Pfohl as its Chief Financial Officer. Since 2024, Mr. Pfohl, 58, has served as the principal of VC Partners Group LLC, a CFO advisory service to companies in early-stage growth and later-stage restructuring. From 2018-2024 he served as the CFO of Virtual Currency Partners LLC, a venture capital group. From 2019-2022 he served as CFO of Liquid Financial USA ,Inc, an early-stage cryptocurrency exchange. From 2013-2018 he served as CFO of Scio Diamond Technology Corp (OTC:SCIO) He received his BS and MBA from the State University of New York at Buffalo. Mr. Pfohl entered into an employment agreement with the Company. The agreement provides for a salary of $5,000 per month, plus reimbursement of out-of-pocket business expenses. The Company or Mr. Pfohl may terminate the agreement on ten (10) business days’ notice. The agreement is attached to this Report on Form 8-K as Exhibit 10.1 and is incorporated herein by reference. There are no family relationships between Mr. Pfohl and any person associated with the Company.

Item 2. Management’s discussion and analysis of financial condition and results of operations

This Quarterly Report on Form 10–Q (this “Report”) contains forward–looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The statements contained herein that are not purely historical are forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward–looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe” and similar expressions or variations intended to identify forward–looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward–looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward–looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10–K for the fiscal year ended December 31, 2023 as filed with the Securities and Exchange Commission (“SEC”) on April 16, 2024, in addition to other public reports we filed with the SEC. The forward–looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward–looking statements to reflect events or circumstances after the date of such statements.

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

As of June 30, 2024 and June 17, 2025, the Company owned approximately 35 Antminer S19 Pro miners providing about 3 Ph/s in hash power for self-mining. We also offer third-party owners of miners a hosting service whereby MGT operates and maintains the miners for a fixed monthly fee. MGT’s miners and those hosted for others are housed in a modified shipping container on the Company’s owned property in Georgia.

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

Hosting Revenues

We receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $64 and $149 from these sources during the three and six months ended June 30, 2024 respectively. The Company recognized $79 and $165 from these sources during the three and six months ended June 30, 2023 respectively. During the three and six months ended June 30, 2024, three customers accounted for 100% and 100%, respectively, of hosting revenue. During the three and six months ended June 30, 2023, two customers accounted for 100% and 99%, respectively, of hosting revenue.

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

Results of operations

Three months ended June 30, 2024 and 2023

Revenues

Our revenues for the three months June 30, 2024 decreased by $10, or 10%, to $88, as compared to $98 for the three months ended June 30, 2023. Our revenue is partly derived from cryptocurrency mining, which totaled $24 for the three months ended June 30, 2024 and $19 during the three months ended June 30, 2023. The decrease in revenues from our hosting and renting activities for this period is due to a lower number of miners in operation and higher difficulty rate.

We also receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $64 and $79 during the three months ended June 30, 2024 and 2023, respectively. The decrease in revenues for this period is due to slightly lower number of miners for third parties from the previous year.

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

Operating Expenses

Operating expenses for the three months ended June 30, 2024 increased by $58 or 16%, to $423, as compared to $365 for the three months ended June 30, 2023. The increase in operating expenses was primarily due to an increase in cost of revenue of $11 and a decrease in general and administrative expenses of $47.

The increase in cost of revenue of $11 or 12% to $104 for the three months ended June 30, 2024, as compared to $93 for the three months ended June 30, 2023 was primarily due to increased electricity costs. The increase in general and administrative expenses of $47 or 17%, to $319 for the three months ended June 30, 2024, as compared to $272 for the three months ended June 30, 2023, was primarily due to an increase in legal and professional fees of $13, increase in consulting services of $10 and an increase in audit fees of $33, offset by a decrease in payroll fees of $6 and investor relations of $3.

Other Income and Expense

For the three months ended June 30, 2024, non–operating income of $5,607 consisted primarily of gain on the change in fair value of warrant derivative liabilities of $3,420, gain on the change in fair value of derivative liability of $2,281, gain on settlement of debt of $41 offset by accretion of debt discount of $108, and interest expense of $27. During the comparable period ended June 30, 2023, non–operating expense of $2,685 consisted primarily of a gain in fair value of warrants derivative liability of $1,612 and a gain in change in fair value of derivative liability of $1,591, partially offset by a loss on settlement of derivative of $93, lease incentive loss of $184, accretion of debt of $219 and interest expense of $22.

Six months ended June 30, 2024 and 2023

Revenues

Our revenues for the six months June 30, 2024 decreased by $15, or 7%, to $190, as compared to $205 for the six months ended June 30, 2023. Our revenue is partly derived from cryptocurrency mining, which totaled $41 for the six months ended June 30, 2024 and $40 during the six months ended June 30, 2023. The decrease in revenues from our hosting and renting activities for this period is due to a slight increase in mining revenues and lower number of hosting customers from the previous year.

We also receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $149 and $165 during the months ended June 30, 2024 and 2023, respectively. The decrease in revenues for this period is due to lower number of hosting customers from the previous year.

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

Operating Expenses

Operating expenses for the six months ended June 30, 2024 decreased by $215 or 28%, to $752, as compared to $982 for the six months ended June 30, 2023. The decrease in operating expenses was primarily due to a decrease in cost of revenue of $28 and a decrease in general and administrative expenses of $202.

The decrease in cost of revenue of $28 or 12% to $199 for the six months ended June 30, 2024, as compared to $226 for the six months ended June 30, 2023 was primarily due to decreased electricity and depreciation costs. The decrease in general and administrative expenses of $202 or 27%, to $553 for the six months ended June 30, 2024, as compared to $755 for the six months ended June 30, 2023, was primarily due to a decrease in legal and professional fees of $199, decease in consulting services of $11, decrease in payroll fees of $21 and a decrease in consulting fees of $12, offset by an increase in audit fees of $39.

Other Income and Expense

For the six months ended June 30, 2024, non–operating income of $6,130, consisted primarily of gain on the change in fair value of warrant derivative liabilities of $3,526, gain on the change in fair value of derivative liability of $2,665, gain on settlement of debt of $147, other income of $5 offset by accretion of debt discount of $162, and interest expense of $51. For the six months ended June 30, 2023, non–operating expense of $603 consisted primarily of a loss on settlement of derivative of $262, accretion of debt of $342, lease incentive loss of $184, a loss in fair value of warrants derivative liability of $84 and interest expense of $45, offset by a gain on exchange of property and equipment of $70 and a gain in change in fair value of derivative liability of $244.

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

We have incurred significant operating losses since inception and continue to generate losses from operations and as of June 30, 2024 have an accumulated deficit of $426,471. At June 30, 2024, our cash and cash equivalents were $3, and our working capital deficit was $3,397.

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

The high and low exchange rate per Bitcoin for the quarter ending June 30, 2024 were approximately $72 and $56 respectively. The high and low exchange rate per Bitcoin for the year ending December 31, 2023 were approximately $44 and $17 respectively.

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

Cash Flows

	Six Months ended June 30,
	2024	2023
Cash (used in) provided by
Operating activities	$(350)	$(143)
Investing activities	-	-
Financing activities	345	(100)
Net decrease in cash and cash equivalents	$(5)	$(243)

Operating activities

Net cash used in operating activities was $350 for the six months ended June 30, 2024 as compared to net cash used in operating activities of $143 for the six months ended June 30, 2023. Cash used in operating activities for the six months ended June 30, 2024, primarily consisted of a net income of $5,568 offset by non-cash net gain of $6,072 which includes depreciation of $104, gain on the change in fair value of derivative liability of $2,665, gain on the change in fair value of warrant derivative liability of $3,526, gain on settlement of debt of $147, amortization of note discount of $162 and cash provided by working capital of $154.

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

Investing activities

Net cash used in investing activities was $0 and $0 for the six months ended June 30, 2024 and 2023 respectively.

Financing activities

During the six months ended June 30, 2024, net cash provided by financing activities was $345 which consisted of proceeds from issuance of stock under lease agreement and proceeds from loans payable.

During the six months ended June 30, 2023, net cash used in financing activities was $100 which consisted of the repayment of a bank loan and proceeds from issuance of stock under lease agreement.

Off–balance sheet arrangements

As of June 30, 2024, we had no obligations, assets or liabilities which would be considered off–balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off–balance sheet arrangements.

Item 3. Quantitative and qualitative disclosures about market risk

Not applicable.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as June 30, 2024 due to the following material weakness in our internal control over financial reporting: Our small number of employees does not allow for sufficient segregation of duties and independent review of duties performed.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer and principal financial officer), we performed a complete documentation of the Company’s significant processes and key controls, and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2024, there were no changes to internal control over financial reporting.

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

Item 2. Unregistered sales of equity securities and use of proceeds

During the six months ended June 30, 2024, the Company issued 226,800,000 shares of common stock in respect of partial conversions of the December 2023 Note.

During the six months ended June 30, 2024, the Company issued 62,000,000 shares of common stock to Minerset Farms in accordance with the terms of the property lease agreement. In issuing the securities described above, the Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer*

31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer and Chief Financial Officer*

32.1	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer*

32.2	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Chief Financial Officer*

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT CAPITAL INVESTMENTS, INC

Date: June 17, 2025	By:	/s/ Paul R. Taylor
Paul R. Taylor
Interim Principal Executive Officer

	By:	/s/ Jonathan Pfohl
Jonathan Pfohl
Chief Financial Officer

