Form 10-K
period 2024-12-31
MGT CAPITAL INVESTMENTS, INC.
filed 2025-11-10
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 28, 2024, the last trading day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $521,344.

As of November 7, 2025, the registrant had outstanding 4,340,670,903 shares of common stock, $0.001 par value.

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Item 1A. Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

●	Our history of operating losses and the uncertainty of achieving or maintaining profitability;
●	The volatility of the cryptocurrency markets and Bitcoin prices;
●	Our current lack of active revenue-generating operations and our dependence on identifying and successfully pursuing new business opportunities;
●	Risks related to the sale of our Georgia facility and the cessation of our mining and hosting activities;
●	Our ability to obtain adequate financing on acceptable terms and in a timely manner to fund operations and strategic initiatives;
●	Risks related to our current trading status on the OTC Expert Market, including limited liquidity for our common stock;
●	Dilution resulting from the issuance of significant amounts of common stock in connection with financings, conversions, and compensation arrangements;
●	Our dependence on the continued service of key management, particularly our Interim Chief Executive Officer and Chief Financial Officer; and
●	Regulatory and compliance risks associated with our prior involvement in the digital asset industry and any future strategic initiatives.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Forward-looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

All dollar amounts set forth in this Annual Report as of and for the year ended December 31, 2024 on this Form 10–K are in thousands, except per–share amounts.

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

Our Operations

Cryptocurrency mining

As of December 31, 2024, MGT conducted cryptocurrency activities at a company-owned and managed Bitcoin mining facility in LaFayette, Georgia. Located adjacent to a utility substation, the several-acre property has access to about 20 megawatts (MW) of electrical power, half of which is presently utilized by the Company. Business activities are comprised of leasing space to third parties and self-mining operations.

As of December 31, 2024 and November 7, 2025, the Company owned approximately 35 Antminer S19 Pro miners providing about 3 Ph/s in hash power for self-mining. As of December 31, 2024, the Company’s mining activity also included the use of approximately 115 third-party owned miners that the Company considered abandoned. We also offered third-party owners of miners a hosting service under which MGT operated and maintained the miners for a fixed monthly fee. MGT’s miners and those hosted for others were housed in a modified shipping container on the Company’s property in Georgia, which was sold in May 2025. Following the sale, the Company’s 35 miners were relocated to storage pending determination of their future use.

The entire facility, including the land and improvements, five 2500 KVA 3-phase transformers, and three mining containers, were owned by MGT. Beginning in April 2023, a single tenant leased the property and electrical infrastructure to use for Bitcoin mining operations. The tenant provided, at its cost, the approximately 2,500 miners and 12 containers used its activities and was responsible for its electricity consumption.

These measures improve utilization of our fixed asset base and better insulate us against the volatility of self- mining Bitcoin. On May 13, 2025, the Company sold its facility in LaFayette, Georgia to CSRE Properties LLC. Note 14 to the Company’s financial statements contained herewith includes additional information on the Company’s Bitcoin mining and hosting activities.

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

The supply of Bitcoin is finite. Once 21 million Bitcoin are generated, the network will stop producing more. Currently, there are approximately 19.7 million Bitcoin in circulation, or 94% of the total supply of Bitcoin. Within the Bitcoin protocol is an event referred to as Bitcoin halving (“Halving”) where the Bitcoin provided upon mining a block is reduced by 50%. Halving’s are scheduled to occur once every 210,000 blocks, or roughly every four years, until the maximum supply of 21 million Bitcoin is reached. The latest Halving occurred in April 2024, resulting in a revised reward payout of 3.125 Bitcoin per block.

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

Strategy

MGT’s historical business strategy was to maximize the value of its existing digital asset mining equipment while leveraging the Company’s expertise in developing and operating Bitcoin mining and hosting operations. With the sale of its hosting facility in May 2025, MGT has built on its historical foundation as a bitcoin mining company and intends to apply its operational experience to identify and execute ventures that can generate sustainable cash flow and long-term shareholder value, including potential partnerships, equipment redeployment, or other technology-driven initiatives.

Competition

As a Bitcoin mining company, our industry was very new and subject to rapid change and constant innovation. We faced significant competition, including from companies that have entered this space earlier than us and are better capitalized, with vertically integrated business models. Some of these companies were also our suppliers. We competed to attract, engage, and retain personnel, educated and skilled in the Blockchain and cryptocurrency mining space.

We competed with vertically integrated companies such as Bitmain that engage in both the design and distribution of mining machines, as well as cryptocurrency mining. We also competed with many other companies that are engaged in cryptocurrency mining, some of which have better access to mining hardware, lower operating expenses and lower cost of capital than MGT. These companies include Riot Platforms, Inc. and Marathon Digital Holdings, Inc.

Employees

Currently, the Company has 2 full–time employees. The employees are not represented by a labor union, and the Company believes it maintains good relations with them.

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

Regulations may substantially change in the future, and it is presently not possible to know how regulations will apply to our businesses, or when they will be effective. As the regulatory and legal environment evolves, we may become subject to new laws, further regulation by the SEC and other agencies, which may affect our mining and other activities. For instance, various bills have also been proposed in Congress related to our business, which may be adopted and have an impact on us. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see the Section entitled “Item 1A. Risk Factors” herein.

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

Available Information

MGT maintains a website at www.mgtci.com. The Company makes available free of charge our annual reports on Form 10–K, quarterly reports on Form 10–Q and current reports on Form 8–K, including any amendments to the foregoing reports, as soon as is reasonably practicable after such material is electronically filed with, or furnished to, the SEC. These materials along with our Code of Business Conduct and Ethics are also available through our corporate website at www.mgtci.com. The public may also access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as filed with the SEC under the Securities Exchange Act of 1934, as amended on the SEC’s website at http://www.sec.gov. Any amendments to, and waivers of, our Code of Business Conduct and Ethics will be posted on our corporate website. The Company is not incorporating by reference any of the information contained at mgtci.com as a part of this Annual Report.

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

Summary of Risk Factors

Our business and an investment in our common stock is subject to numerous risks and uncertainties, including those highlighted in the section immediately following this summary. Some of these risks include:

●	We have a history of operating losses, have been and will continue to be reliant on debt and equity financings to fund our operations, and we may not be able to raise capital when needed or otherwise take action necessary to achieve or sustain profitability.

●	With the sale of our hosting facility in May 2025, we currently have no active revenue-generating operations, and our future depends on identifying and executing new business opportunities.

●	Our auditors have expressed substantial doubt about our ability to continue as a going concern.

●	Our historic mining operating costs, including the costs to operate, maintain, repair and replace our mining equipment, have outpaced our mining revenues, which has continued to put a strain on our business or increased our losses.

●	We are reliant upon our Interim Chief Executive Officer and Chief Financial Officer, and sole executive officer, the loss of whom could materially harm our ability to continue or grow our operations as planned.

●	The Company’s internal control of financial reporting has material weaknesses. Due to the small size of the Company, the Company does not maintain sufficient segregation of duties to ensure the processing, review and authorization of all transactions including non-routine transactions.

●	The cryptocurrency mining industry is highly competitive, with many of our competitors having better access to capital and may buy mining equipment at scale. The competition has intensified as the price of Bitcoin has appreciated in recent years, which could have a material adverse effect on our results of operations if we are unable to keep up.

●	As a Bitcoin miner, our operations and the results thereof were subject to risks arising from Internet disruptions or delays, cybersecurity threats, incorrect digital recording of transactions, and other contingencies resulting from holding and transacting in digital assets. Further, due to current lack of regulation, we may be unable to seek or obtain recourse if such contingencies were to occur.

●	The future development and growth of cryptocurrencies such as Bitcoin is subject to a variety of factors that are difficult to predict and evaluate. If the market for Bitcoin does not grow as we expect, our business, operating results, and financial condition could be adversely affected.

●	Certain features of Bitcoin’s Blockchain, such as “forking” in which one type of Bitcoin could turn into many due to source code variation, or Halving which reduces the rewards for mining efforts by 50% every 210,000 blocks that are solved, pose the risk of adversely affecting our ability to generate revenue.

●	Our historical operating results have significantly fluctuated due to the highly volatile nature of Bitcoin prices., Upon redeployment of our current Bitcoin mining assets, if the price of Bitcoin declines, including potentially due to political, economic, or other forces beyond our control, it would materially adversely affect our future business. Our current miner assets are designed primarily to mine Bitcoin and cannot be used to mine other cryptocurrencies, which magnifies the risk.

●	Our historical reliance on third party “mining pools,” which enabled us to cooperate with other Bitcoin mining enterprises to receive Bitcoin with less variance in probability of reward by sharing Bitcoin earned pro rata based on contribution to a block solved, subjected us to risks of inaccurate sharing of rewards and the loss of other at-will participants in the pool. With any future redeployment of our Bitcoin Mining assets and operations we anticipate continuing to rely on these “mining pools” and will be subject to similar risks.

●	Highly-publicized instances of fraud and alleged fraud in the cryptocurrency industry in recent years have increased investor distrust of the entire industry and increased the pressure for regulators to enact restrictions. Both of these factors could adversely affect our access to capital and operations.

●	We may become subject to an uncertain and rapidly evolving regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations, including those imposing restrictions or bans on Bitcoin mining due to concerns about high electrical power usage or noise concerns, could adversely affect our business, operating results, and financial condition.

●	The markets for Bitcoin and other cryptocurrencies may be under-regulated and, as a result, the market price of Bitcoin may be subject to significant volatility or manipulation, which could decrease consumer confidence in cryptocurrencies and have a material adverse effect on our business and results of operations.

●	Banks and financial institutions may not provide banking services, or may cut off services, to businesses that engage in cryptocurrency-related activities, which could have a material adverse effect on us, including restricting the Company’s access to capital.

●	If a malicious actor or botnet obtains control of the Bitcoin network, such actor or botnet could manipulate the Blockchain to adversely affect us.

●	Because cryptocurrencies may be determined to be investment securities, we may inadvertently violate or become subject to the Investment Company Act of 1940 and incur large losses as a result and potentially be required to register as an investment company or terminate operations.

●	Our stock price is subject to significant volatility due to a variety of factors, many of which are beyond our control, including its status as a “penny stock,” the fact that it is not listed on a national securities exchange, and its potential connection to the price of Bitcoin or other cryptocurrencies, which could adversely affect investors.

●	We have not paid cash dividends to our stockholders and do not intend to do so in the foreseeable future.

●	Substantial future sales of our common stock by us or our stockholders could have a depressive effect on our stock price. For example, Company has issued convertible debt and warrants that allow the holders to exercise for an indeterminant, and potentially material, number of shares of our common stock on a cashless basis.

Risks Related to Our Cryptocurrency Mining Business

We have a history of operating losses, and we may not be able to achieve or sustain profitability.

Our primary focus was on our Bitcoin mining operation located at our Lafayette, Georgia facility where, as of December 31, 2024, we operated a total of 35 Antminer S19 Pro miners. We continue to own this mining equipment and are looking for economic opportunities to redeploy these assets and continue Bitcoin mining. The Company’s strategy at that time exposed us to the numerous risks and volatility associated within this sector, including due to the high costs of purchasing miners and sourcing power for them, while monitoring the price of Bitcoin, which has historically been volatile. Further, we have experienced recurring losses and negative cash flows from operations. Our net income (loss) for the years ended December 31, 2024 and 2023 were $5,521 and $(6,133), respectively.

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

We expect to incur additional net losses over the next several years as we seek to redeploy our assets and expand operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain. If we are unsuccessful at executing on our business plan, our business, prospects, and results of operations may be materially adversely affected.

We currently have no active revenue-generating operations, and our future depends on identifying and executing new business opportunities.

As of March 2025, we ceased all self-mining operations and the lease with our largest hosting customer expired. In May 2025, we sold our hosting facility; as a result, we currently have no active revenue-generating operations, and our ability to create shareholder value depends on successfully identifying, acquiring, or developing new business opportunities. See Note 14 – Subsequent Events – of the Financial Statements for additional details. The Company is actively pursuing new opportunities including economical deployment of the Bitcoin Mining equipment that it continue to own, but there can be no assurance that we will be able to successfully identify or consummate any such opportunities on acceptable terms, or at all. Until such time, we will rely on our available resources to fund corporate expenses, and we may need to raise additional capital. Failure to secure new operations or additional financing would materially and adversely affect our business, financial condition, and results of operations.

Our auditors have issued a “going concern” audit opinion expressing substantial doubt about our ability to continue as a going concern.

Our independent auditors have indicated in their report on our December 31, 2024 and 2023 financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements incorporated in this Annual Report have been prepared assuming that we will continue as a going concern for one year from the date the financial statements are issued and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.

Our mining operating costs have historically outpaced our mining revenues, which has put a strain on our business or increase our losses.

During 2024, our mining operations were costly, and expenses often exceeded revenues. These conditions negatively affected our financial performance for the year ended December 31, 2024.

The cost of obtaining new and replacement miners and parts had historically been highly capital intensive and had an adverse effect on our business and results of operations.

Our mining operations were only successful when the costs associated with mining Bitcoin, including hardware and electricity, were lower than the price of Bitcoin at the time of sale. Our miners were subject to wear and tear from operation and occasional malfunctions, which required additional capital expenditures to maintain performance.

As mining technology evolved, we periodically evaluated the need to acquire newer models of miners to remain competitive. The price of new miners was often correlated to the market price of Bitcoin, resulting in higher costs during periods of price appreciation. These conditions negatively affected our profitability and cash flow during the year ended December 31, 2024. Following the sale of our mining facility in May 2025, the Company ceased mining operations, and the risks described above no longer apply to current conditions.

Any upgrading we chose to undertake required substantial capital investment, and we often faced challenges in obtaining the necessary funding on favorable or non-dilutive terms. As of December 31, 2024, our ability to acquire new or replacement miners in sufficient quantities and without delay affected our competitiveness within the rapidly evolving Bitcoin mining industry. If we had been unable to secure adequate mining equipment, we could have been less efficient than our competitors or unable to mine Bitcoin profitably, which negatively affected our financial performance during the reporting period.

Our executive leadership has recently changed, and our business is now highly dependent on the continued services of our sole officer, which presents a significant risk.

On August 29, 2024, our former Chief Executive Officer and acting Chief Financial Officer, Mr. Robert B. Ladd, resigned from all his positions with the Company. Effective as of July 1, 2024, Jonathan Pfohl became the Company’s Chief Financial Officer and Interim Chief Executive Officer. Mr. Pfohl is currently the only officer of the Company. Our success is highly dependent on the continued services of Mr. Pfohl. The loss of his services, or the diversion of his attention from his management duties for any reason, would leave us without executive leadership, which could significantly disrupt our business and growth opportunities. We do not have key man insurance on his life. The market for highly qualified personnel in this industry is very competitive, and we may be unable to attract a suitable replacement in a timely manner, on favorable terms, or at all.

The Company’s directors’ and officers’ insurance policies have been exhausted and will cause the Company to increase spending on legal expenses.

The Company has obligations to indemnify current and former directors and employees. We have fully exhausted our directors’ and officers’ insurance coverage, and additional expenses, including in connection with the recent SEC Action against our former Chief Executive Officer, will be funded by the Company with existing cash resources.

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

We will likely continue to operate at a loss, at least until our business strategy is implemented, or if Bitcoin or other cryptocurrency prices decline, and we expect to need to raise additional capital to expand our operations and pursue our growth strategies, including potentially the acquisition of new or additional miners, and to respond to competitive pressures or unanticipated working capital requirements. We may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely affect our existing operations. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per-share value of our common stock could decline. Furthermore, if we engage in additional debt financing, the holders of such debt would have priority over the holders of common stock on order of liquidation preference. We may be required to accept terms that restrict our ability to incur additional indebtedness or take other actions including terms that require us to maintain specified liquidity or other ratios that could otherwise not be in the interests of our stockholders.

Because our miners were designed specifically to mine Bitcoin, our success during 2024 depended in large part upon the value of Bitcoin, and any sustained decline in its value adversely affected our business and results of operations.

Our operating results for the year ended December 31, 2024 were primarily dependent upon the value of Bitcoin, which was the main cryptocurrency we mined. Our revenues were driven by two key factors: (1) the number of Bitcoin rewards successfully mined and (2) the market value of Bitcoin. As a result, our financial performance was subject to fluctuations in Bitcoin’s price. Our mining strategy during that period focused solely on producing Bitcoin using ASIC miners that utilized the SHA-256 algorithm. Because these miners could not be repurposed for other cryptocurrencies, such as Ethereum, a significant decline in the value or acceptance of Bitcoin would have had a negative impact on our operations and financial condition.

Bitcoin is subject to Halving, meaning that the Bitcoin rewarded for solving a block will be reduced in the future and its value may not commensurately adjust to compensate us for such reductions, and the overall supply of Bitcoin is finite.

Bitcoin is subject to Halving, which is the process by which the Bitcoin reward for solving a block is reduced by 50% every 210,000 blocks that are solved. This means that the amount of Bitcoin we (or any other miner) are rewarded for solving a block in the Blockchain is permanently cut in half. For example, the last Halving occurred in April 2024, resulting in a revised payout of 3.125 Bitcoin per block solved, down from the previous reward rate of 6.25 Bitcoin per block solved. There can be no assurance that the price of Bitcoin will sufficiently increase to justify the increasingly high costs of mining for Bitcoin given the Halving feature. If a corresponding and proportionate increase in the trading price of these cryptocurrencies does not follow these anticipated Halving events, the revenue we earn from our mining operations would see a corresponding decrease, which would have a material adverse effect on our business and operations. To illustrate, even if the price of Bitcoin remains at its price as of today, all other factors being equal (including the same number of miners and a stable hash rate) our revenue would decrease substantially upon the next Halving.

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

We were subject to risks associated with our need for significant electrical power and our current Electricity Agreement.

Our Bitcoin mining operations required significant amounts of electrical power and increases in energy usage or rates directly affected our operating costs. As of December 31, 2024, we operated under a month-to-month electricity arrangement with the City, which created uncertainty regarding future pricing and availability. Any interruption or loss of access to electricity, or any significant increase in rates, could have materially and adversely affected our mining operations and results of operations during the reporting period.

Prolonged power outages or unavailability of electrical power also had the potential to disrupt operations, reduce mining efficiency, or result in the temporary cessation of mining activity, which could have adversely affected our financial performance for the year ended December 31, 2024. Any future redeployment of our Bitcoin Mining assets and operations will be subject to similar risks.

Interruptions to internet access could have disrupted our operations, which would adversely affect our business and results of operations.

Our cryptocurrency mining operations required access to high-speed internet to be successful. If we had lost internet access for a prolonged period, we might have been required to reduce our operations or cease them altogether. A disruption of the Internet would also have affected the use of cryptocurrencies and subsequently the value of our securities. Because our mining activities depended heavily on reliable internet access, any significant disruption could have interrupted network operations and adversely affected the price of Bitcoin and our ability to mine it. Such events could have negatively impacted our business and financial performance during the reporting period. Any future redeployment of our Bitcoin Mining assets and operations will be subject to similar risks.

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

Our mining operations, including the miners, containers, land, and facility in which our equipment was operated, were subject to real estate risks and potential damage for which we were not fully insured.

As of December 31, 2024, our mining activities were conducted exclusively at our Lafayette, Georgia facility, which housed all of our operations and equipment at a single location. Concentrating operations at one site exposed us to risks inherent in real estate ownership, including potential losses from natural disasters, accidents, or other events that could have caused damage to our facility or equipment.

While we maintained general liability and property insurance, we may have been underinsured for certain risks related to the ownership and operation of this facility. A significant uninsured loss, or damage beyond insured limits, could have negatively affected our financial results during the reporting period.

Our operations and revenue from the operation of third-party equipment may subject us to legal disputes and liabilities.

The Company generated revenue from the operation of abandoned third-party miners after the related hosting agreements expired. The legal status of such equipment as abandoned property is subject to interpretation and may not be enforceable if challenged. The operation of this equipment for our own account could expose us to legal claims from the original owners of the equipment. Any such claim or dispute could result in significant legal costs, divert management’s attention, and could have a material adverse effect on our business, financial condition, and results of operations.

The Company’s reliance on a third-party mining pool service provider for our mining revenue payouts may have a negative impact on the Company’s operations.

Historically, we received Bitcoin mining rewards from our mining activity through a third-party mining pool operator. Mining pools allow miners to combine their processing power, increasing their chances of solving a block and getting paid by the network. The rewards are distributed by the pool operator, proportionally to our contribution to the pool’s overall mining power, used to generate each block. Should the pool operator’s system suffer downtime due to a cyber-attack, software malfunction or other similar issues, it will negatively impact our ability to mine and receive revenue. Furthermore, we were dependent on the accuracy of the mining pool operator’s record keeping to accurately record the total processing power provided to the pool for a given Bitcoin mining application in order to assess the proportion of that total processing power we provided. We had limited means of recourse against the mining pool operator if we determined the proportion of the reward paid out to us by the mining pool operator was incorrect, other than leaving the pool. If we were unable to consistently obtain accurate proportionate rewards from our mining pool operators, we may have experienced reduced reward for our efforts, which would have had an adverse effect on our business and operations. With any future redeployment of our Bitcoin Mining assets and operations we anticipate continuing to rely on these mining pools and will be subject to similar risks.

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

During the year ended December 31, 2024, the trading price of Bitcoin increased significantly, from a low closing value of approximately $39 per Bitcoin in January 2024, to a high closing value of approximately $107 per Bitcoin in December 2024 as reported by Coindesk.com. Thus far in 2025, the prices of Bitcoin continues to climb, reaching a high of $117 in September 2025. While Bitcoin prices are currently relatively high, there can be no assurances that volatility in the trading price of Bitcoin will not continue in the future, including a potential drop in the price as has occurred in the past. Accordingly, since the trading price of our securities may at times be connected to the trading price of Bitcoin, if the trading price of Bitcoin again experiences a significant decline, we could experience a similar decline in the trading price for shares of our common stock. If this occurs, you may not be able to sell the shares of our common stock which you purchased at or above the price you paid for them or at all. In addition, because our operating results and financial condition are tied to the price of Bitcoin, should that price decline, it would materially adversely affect our operating results and financial condition.

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

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	changes in our industry including changes which adversely affect Bitcoin;
●	the continued volatility of the price of Bitcoin;
●	our ability to obtain working capital financing;
●	progress and publications of the commercial acceptance of Bitcoin and other cryptocurrencies;
●	additions or departures of key personnel including our executive officers;
●	sales of our common stock;
●	any public announcement of entering into new agreements and terms thereof;
●	conversion of our convertible notes and the subsequent sale of the underlying common stock;
●	business disruptions caused by earthquakes, tornadoes or other natural disasters;
●	our ability to execute our business plan;
●	operating results that fall below expectations;
●	loss of any strategic relationship;
●	adverse regulatory developments; and
●	economic and other external factors.

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

None.

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

Item 2. Properties

Our principal corporate office is located in Melbourne, FL under a month-to-month agreement.

Until May 2025, our operations were conducted at a Bitcoin mining and hosting facility situated on six acres in LaFayette, Georgia, which we acquired in May 2019. On May 13, 2025, we sold this facility. Following the sale, we do not own or lease any material real property and currently operate from our corporate office.

Item 3. Legal Proceedings

We are not currently engaged in any material legal proceedings. From time to time, in the normal course of business, we may be subject to legal claims and actions, including matters relating to employment, intellectual property, and other business issues. While we expect to continue incurring legal fees in connection with protecting our intellectual property rights, we are not aware of any pending claims or actions that, if determined adversely, would have a material adverse effect on our results of operations, financial condition, or cash flows.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer’s Purchases of Equity Securities

Market Information

Our common stock is traded on the OTC Expert Market tier of OTC Markets LLC under the symbol “MGTI.”

Holders

On November 7, 2025, the Company’s common stock closed on the OTC Expert Market tier of OTC Markets LLC at $0.0001 per share and there were 377 stockholders of record.

Dividends

The Company has never declared or paid cash dividends on its common stock and has no intention of doing so in the foreseeable future.

Unregistered sales of equity securities

On January 11, 2024, 30,000,000 shares of common stock were issued for the partial conversion of the December 2023 Note. In issuing the securities described above, the Company relied upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

On January 25, 2024, 24,000,000 shares of common stock were issued for the partial conversion of the December 2023 Note. In issuing the securities described above, the Company relied upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

On March 6, 2024, 32,000,000 shares of common stock were issued for the partial conversion of the December 2023 Note. In issuing the securities described above, the Company relied upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

On April 30, 2024, 40,000,000 shares of common stock were issued for the partial conversion of the December 2023 Note. In issuing the securities described above, the Company relied upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

On June 21, 2024, 3,346,420 warrants were exercised on a cashless basis for the issuance of 103,500,000 shares of common stock. In issuing the securities described above, the Company relied upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

During the year ended December 31, 2024, the Company issued 62,000,000 shares of common stock to Minerset Farms in accordance with the terms of the property lease agreement. In issuing the securities described above, the Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. In addition, under the property agreement terms, the Company may issue up to 88,000,000 additional shares.

On November 1, 2024, the company exchanged 600,000,000 shares of common stock and 650,000 shares of Series D Preferred Stock for all of the outstanding warrants of the Company to purchase up to 2,043,808,450 shares of common stock held by a lender. In issuing the securities described above, the Company relied upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

On November 1, 2024, the company issued 750,000,000 shares of common stock in connection with restructuring its convertible note. In issuing the securities described above, the Company relied upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

Repurchases of Equity Securities

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

MGT has historically operated in the Bitcoin mining and hosting industry. During the year ended December 31, 2024, our operations consisted primarily of hosting services for third-party miners and self-mining activities at our facility in Georgia. Revenue was derived from hosting fees paid by customers under lease arrangements and from the mining of Bitcoin using the Company’s own machines.

As of December 31, 2024, the Company owned 35 Antminer S19 Pro miners providing about 3 Ph/s in hash power for self-mining. At December 31, 2024, the Company’s mining activity also included the use of approximately 115 third-party owned miners that the Company considered abandoned. We also offered third-party owners of miners a hosting service whereby MGT operated and maintained the miners for a fixed monthly fee. MGT’s miners and those hosted for others were housed in a modified shipping container on the Company’s owned property in Georgia.

The Company’s business model was dependent upon the economics of digital asset mining, including the price of Bitcoin, electricity costs, and access to competitive hosting arrangements. As of December 31, 2024, we remained focused on optimizing our hosting capacity and managing liquidity while evaluating potential opportunities to expand or reposition our operations.

Since year-end, however, there have been significant changes in our operations and strategic direction. The following “Recent Developments” section summarizes these changes.

Recent Developments

Subsequent to December 31, 2024, the Company experienced material changes in its operations and leadership:

●	Hosting and Mining Operations – In March 2025, the lease of our largest hosting customer expired, and the Company also ceased its remaining self-mining activities.

●	Sale of Facility – In May 2025, the Company completed the sale of its hosting facility located in LaFayette, Georgia.

●	Management Changes – In June 2025, Jonathan Pfohl was appointed as Interim Chief Executive Officer and Chief Financial Officer. His mandate includes evaluating strategic alternatives for the Company, resolving SEC reporting compliance, and positioning the Company for future opportunities.

As a result of these developments, the Company does not currently have active revenue-generating operations. Management is engaged in a strategic review process to determine the Company’s future business direction and opportunities. In addition, the Company is delayed in its SEC periodic reporting. Management’s current priority is to complete and file all outstanding reports to regain reporting compliance.

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

The Company earns Bitcoin mining revenue from two primary sources: the operation of its owned miners and the operation of third-party owned miners that the Company has concluded are subject to abandonment. The Company has entered into digital asset mining pools by executing contracts, as amended from time to time, with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are recorded as a component of cost of revenues), for successfully adding a block to the Blockchain. The terms of the agreement provide that neither party can dispute settlement terms after thirty-five days following settlement. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.

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

Fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency at the time of receipt. In 2023, the FASB issued ASU 2023-08, which addresses the accounting and disclosure requirements for certain crypto assets. The new guidance requires entities to subsequently measure certain crypto assets at fair value, with changes in fair value recorded in net income in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. The ASU’s amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years. There was no specific definitive guidance under GAAP or alternative accounting framework for the accounting for cryptocurrencies recognized as revenue or held, prior to the issuance of ASU 2023-08 and management has exercised significant judgment in determining the appropriate accounting treatment for the current year. The Company has completed its evaluation of ASU 2023-08 and determined that the standard is not expected to have a material impact on its financial statements.

Hosting Revenues

We received revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $179 and $324 from these sources during the years ended December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, two customers accounted for 91% and 99%, respectively of hosting revenue. After a hosting agreement expires, the Company no longer recognizes hosting revenue for the related miners.

Gain (Loss) on Modification/Extinguishment of Debt

In accordance with ASC 470, a modification or an exchange of debt instruments that adds or eliminates a conversion option that was substantive at the date of the modification or exchange is considered a substantive change and is measured and accounted for as extinguishment of the original instrument along with the recognition of a gain/loss. Additionally, under ASC 470, a substantive modification of a debt instrument is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. A substantive modification is accounted for as an extinguishment of the original instrument along with the recognition of a gain/loss. For the year ended December 31, 2024 the Company recorded a gain of $15 from the settlement of debt and extinguishment of convertible debt as non-operating income in the statements of operations.

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

As of December 31, 2023, the Company had a Level 3 financial instrument related to the derivative liability related to the conversion feature of convertible debt and the issuance of warrants. This Level 3 financial instrument terminated and expired on November 1, 2024, when the company restructured its outstanding notes and warrants and the Company had no Level 3 financial instruments outstanding at December 31, 2024.

 Recent accounting pronouncements

Note 3 to our audited financial statements appearing elsewhere in this report includes Recent Accounting Pronouncements.

Results of operations

Years ended December 31, 2024 and 2023

Revenues

Our revenues for the year ended December 31, 2024 decreased by $77, or 19%, to $322 as compared to $399 for the year ended December 31, 2023.

Our revenue is derived from cryptocurrency mining which totaled $143 during 2024. The increase in revenues compared to the prior year reflects higher Bitcoin production, driven by an overall increase in mining capacity deployed during the year, including the use of additional equipment owned by third-parties that the company considers abandoned. For the year ended December 31, 2024, approximately 62% of our mining revenue was from abandoned equipment. We also receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $179 and $324 from these sources during the years ended December 31, 2024 and 2023, respectively. The decrease in Hosting services revenues is due to $480 of hosting services revenues classified as issuance of equity in respect of the shares issued as per the contract as well as a reduction in hosting customers and billings compared to the prior year.

Operating Expenses

Operating expenses for the year ended December 31, 2024 decreased by $386, or 21%, to $1,446 as compared to $1,832 for the year ended December 31, 2023. The decrease in operating expenses was comprised of a decrease in cost of revenues of $81 and decrease in general and administrative expenses of $305.

The decrease in cost of revenues of $81, or 17% to $395 as compared to $476 for the year ended December 31, 2023, was primarily due to a decrease in electricity costs of $15 and depreciation of $66. The decrease in general and administrative expenses of $305, or 22% to $1,051 as compared to $1,356 for the year ended December 31, 2023, was primarily due to a decrease in legal, consulting and payroll expenses.

Other Income and Expense

For the year ended December 31, 2024, non–operating income of $6,645 primarily consisted of a gain from the settlement of debt, derivative and warrant liabilities is $7,141, and other income of $6, partially offset by interest expense of $303 and accretion of debt discount of $199.

For the year ended December 31, 2023, non–operating expense of $4,700 primarily consisted of accretion of debt discount of $1,269, a loss on the change in fair value of warrant derivative liabilities of $2,685, a loss on the change in fair value of derivative liability of $249, a loss on settlement of derivative of $302, interest expense of $91, and a loss on lease incentive of $184, partially offset by a gain on sale of property and equipment of $70 and a gain on settlement of debt of $10.

The change from non-operating expense in 2023 to non-operating income in 2024 was primarily due to gains recognized on the change in fair value of warrant and derivative liabilities.

Liquidity and capital resources

Sources of Liquidity

We have historically financed our business through the sale of debt and equity interests. In September 2022, we raised $1,335 from the sale of a $1,500 Original Issue Discount Secured Convertible Promissory Note (the “Note”). As amended in December 2023, the Note: (i) is convertible into 40% of the Company’s outstanding shares of the Company’s common stock on the conversion date of the Note on a post-conversion basis, (ii) matures December 31, 2024 and (iii) bears an interest rate of 6% per annum. In addition, upon conversion, the Company issued to the investor three series of warrants of which each of the warrants is exercisable into 60% of the Conversion Shares.

The borrowings under the Note as amended in December 2023, were restructured under an exchange agreement on November 1, 2024 for (i) a new, nonconvertible Secured Exchange Note, in the principal amount of $1,620 with an interest rate of 8% per annum and a maturity date of December 31, 2025 and (ii) 750,000,000 duly authorized, non-assessable unregistered shares of common stock of the Company. Additionally, all of the Company’s outstanding the warrants previously issued were exchanged for 600,000,000 common shares and 650,000 shares of the Company’s Series D Preferred Stock.

On November 20, 2023, the lender of the Note provided the Company with a non-convertible loan in the amount of $25. The loan bears interest at an annual rate of 12% and the maturity date was November 19, 2024. On March 6, 2024, the lender of the Note provided the Company with a non-convertible loan in the amount of $125. The loan bears interest at an annual rate of 12% and the maturity date is March 5, 2025. On April 30, 2024, the lender of the Note provided the company with a non-convertible loan in the amount of $50. The loan bears interest at an annual rate of 12% and the maturity date is April 30, 2025. On November 1, 2024, the lender consolidated and exchanged such notes, including interest owed for an aggregate outstanding balance of $242. This new promissory note bears interest at an annual rate of 12% and matures on December 31, 2025.

On March 16, 2023, the Company entered into a partnership agreement and a property lease agreement with another cryptocurrency mining company (See Note 10 to the financial statements). Pursuant to this lease agreement (the “Lease Agreement”), the Company agreed to lease Spaces of the Company’s six-acre mining facility for rental payments of $5 per Space per month and payment of the electricity costs and deposit requirements arising from the Spaces. In connection with the Lease Agreement, tenant agreed to make an initial deposit of $229 for the initial electricity deployment for five MW. In December 2023, the tenant added an additional space to the total amount of Spaces leased.

Pursuant to the partnership agreement, the Company agreed to issue 500,000 shares of its common stock per month for each rented Space, and to also issue an additional number of shares of common stock annually equal to shares issued during the year under the agreement. During the year ended December 31, 2023, the Company received $345, issued 34 million shares of common stock and reduced the lease liability by $68. During the year ended December 31, 2024, the Company received $400, issued 62 million shares of common stock and reduced the lease liability by $96. Lease payments received under these agreements are treated as sales of equity in the Company’s financial statements.

We have incurred significant operating losses since inception and continue to generate losses from operations and as of December 31, 2024 have an accumulated deficit of $426,518. At December 31, 2024, our cash and cash equivalents were $6, and we had a working capital deficit of $3,201.

The Company will need to raise additional capital to fund operating losses. There can be no assurance however that the Company will be able to raise additional capital when needed, or at terms deemed acceptable, if at all. The issuance of any additional shares of Common Stock, preferred stock or convertible securities could be substantially dilutive to our shareholders. Such factors raise substantial doubt about the Company’s ability to sustain operations for at least one year from the issuance of these audited financial statements. The accompanying audited financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The high and low exchange rate per Bitcoin for the year ending December 31, 2024, as reported by Coindesk.com, were approximately $106 and $39 respectively.

Common Stock Issuances

During the year ended December 31, 2024, the Company issued 126,000,000 shares of common stock in respect of the partial conversion of the December 2023 Note.

During the year ended December 31, 2024, the Company issued 62,000,000 shares of common stock in respect of the Lease Agreement. On June 21, 2024, 3,346,420 warrants with an embedded conversion feature were exercised on a cashless basis for the issuance of 103,500,000 shares of common stock.

On November 1, 2024, the company exchanged 600,000,000 shares of common stock and 650,000 shares of Series D Preferred Stock for all of the outstanding warrants of the Company to purchase up to 2,043,808,450 shares of common stock held by a lender.

On November 1, 2024, the company issued 750,000,000 shares of common stock in connection with restructuring its convertible note.

 Debt Financing

On September 12, 2022, the Company entered into a securities purchase agreement, pursuant to which the Company received $1,335 in exchange for the issuance of a secured convertible promissory note (the “September 2022 Note”) in the principal amount of $1,500 with an original issue discount of $165. Any time prior to a change of control transaction, the September 2022 Note is convertible into 30% of the outstanding shares of the Company’s common stock on the conversion date on a post-conversion basis (the “Conversion Shares”). The September 2022 Note matures December 31, 2024 and bears interest at a rate of 6% per annum. The September 2022 Note provides for customary events of default, the occurrence of which would result in 110% the principal and other accrued amounts outstanding under the September 2022 Note to become immediately due and payable, with the interest rate increasing to 12%. At inception the Company recorded a debt discount of $1,500 and non-cash interest as accretion of debt discount of $5,324. During the year ended December 31, 2023, the Company recorded accretion of debt discount of $1,269. During the year ended December 31, 2024, the Company recorded accretion of debt discount of $199.

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

On November 1, 2024, the Company exchanged the December 2023 Note for a new note with no conversion features (the “November 2024 Note”), in the principal amount of $1,620 with an annual interest rate of 8%, and a maturity date of December 31, 2025 and 750,000,000 shares of common stock.

On November 20, 2023, the lender of the September 2022 and December 2023 Notes provided the Company with a non-convertible loan in the amount of $25. The loan bears interest at an annual rate of 12% and the maturity date was November 19, 2024. On March 6, 2024, the lender of the September 2022 and December 2023 Notes provided the Company with a non-convertible loan in the amount of $125. The loan bears interest at an annual rate of 12% and the maturity date is March 5, 2025. On April 30, 2024, the lender of the September 2022 and December 2023 Notes provided the company with a non-convertible loan in the amount of $50. The loan bears interest at an annual rate of 12% and the maturity date is April 30, 2025. On November 1, 2024, the lender consolidated and exchanged such notes, including interest owed for an aggregate outstanding balance of $242 (“New Promissory Note”). The New Promissory Note bears interest at an annual rate of 12% and the maturity date is December 31, 2025. During the year ended December 31, 2024, the Company recorded interest expense in the amount of $0.3 with respect to these loans.

During the year ended December 31, 2024, the Company recorded accretion of debt discount of $7 in respect of the December 2023 Note.

Cash Flows

	Year ended December 31,
	2024	2023
Cash provided by / (used in)
Operating activities	$(547)	$(710)
Investing activities	-	-
Financing activities	545	180
Net decrease in cash and cash equivalents	$(2)	$(530)

Operating activities

Net cash used in operating activities was $547 for the year ended December 31, 2024 as compared to $710 for the year ended December 31, 2023. The amount in 2024 primarily consisted of net income of $5,521 offset by non-cash adjustments of $(6,507) (including: depreciation expense of $194, interest of $211, gain on settlement of debt of $15, warrant liabilities and derivative liabilities of ($7,126), accretion of debt discount of $199 and decreased by a change in working capital excluding cash of $439. The amount in 2023 primarily consisted of a net loss of $6,133 offset by non-cash charges of $4,869 (including: depreciation expense of $+260, loss on settlement of derivative of $302, amortization of note discount $1,269, loss on the change in fair value of warrant derivative liability of $2,685, loss on lease incentive of $184, and loss on the change in fair value of derivative liability of $249, partially offset by a gain on settlement of debt of $10 and gain on sale of property and equipment of $70), and increased by a change in working capital excluding cash of $554.

Investing activities

Net cash used by investing activities was $0 for both years ended December 31, 2024 and 2023.

Financing activities

During the year ended December 31, 2024, cash provided by financing activities totaled $545 which includes $420 from the issuance of stock under the lease agreement and $125 from proceeds from loans payable. During the year ended December 31, 2023, cash provided by financing activities totaled $180 which includes $340 from the issuance of stock under the lease agreement, $25 from proceeds from loans payable and $15 from proceeds of related party loans payable, offset by repayment of loan payable of $200.

Off–balance sheet arrangements

As of December 31, 2024, we had no obligations, assets or liabilities which would be considered off–balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off–balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The Company is not exposed to market risk related to interest rates on foreign currencies. Inflation, particularly in the price of electricity has materially affected us during the past fiscal year; and we believe that inflation may significantly impact our business in 2025. We do not believe that our business is seasonal in nature.

Item 8. Financial Statements and Supplementary Data

See Financial Statements and Schedules attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Interim Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as December 31, 2024, due to the material weaknesses described below

Limitations on Internal Control over Financial Reporting

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

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer), we performed a complete documentation of the Company’s significant processes and key controls, and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2024, due to the material weaknesses described below.

A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5 as a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We determined that our internal control of financial reporting had the following material weakness:

●	Due to the small size of the Company, the Company does not maintain sufficient segregation of duties to ensure the processing, review and authorization of all transactions including non-routine transactions.

●	In addition, the Company used a personal brokerage account/crypto wallet of its then CEO to effect the sales of its mined Bitcoin. These transactions occur approximately monthly and were executed and documented to provide no cost to the Company and no benefit to our then CEO.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting since the Company is a smaller reporting company under the rules of the SEC.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2024, there were no changes in internal control over financial reporting.

Item 9B. Other Information. None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections. Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Position
Jonathan M. Pfohl	59	Interim Chief Executive Officer, Chief Financial Officer

Michael G. Onghai	55	Chairman of the Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee Member, Independent Director

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

Jonathan M. Pfohl was appointed Chief Financial Officer of the Company on June 1, 2025 and assumed the additional role of Interim Chief Executive Officer in August 2025. Since 2024, Mr. Pfohl, age 59, has served as the principal of VC Partners Group LLC, a CFO advisory service to companies in early-stage growth and later-stage restructuring. From 2018-2024 he served as the CFO of Virtual Currency Partners LLC, a venture capital group. From 2019-2022 he served as CFO of Liquid Financial USA, Inc, an early-stage cryptocurrency exchange. From 2013-2018 he served as CFO of Scio Diamond Technology Corp (OTC:SCIO) He received his BS and MBA from the State University of New York at Buffalo.

Paul R. Taylor was appointed Interim Principal Executive Officer and Interim Principal Financial Officer of the Company on September 2, 2024 and served until his resignation in August 2025.

Robert B. Ladd served as President, Chief Executive Officer, Acting Chief Financial Officer and Director of the Company until his resignation, effective August 29, 2024. Mr. Ladd’s resignation was not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices.

Michael G. Onghai was appointed a director in May 2012. Mr. Onghai, age 55, has been the CEO of LookSmart (OTC: LKST), since February 2013. He has been the founder and Chairman of AppAddictive, an advertising and social commerce platform since July 2011. Mr. Onghai is the President of Snowy August Management LLC, a special situations fund concentrating on the Asian market, spin–offs and event–driven situations. Mr. Onghai is the founder of Stock Sheet, Inc., and Daily Stocks, Inc. – the web’s early providers of financial information and search engine related content for financial information. Mr. Onghai has founded several other internet technology companies for the last two decades. Mr. Onghai is an advisor to several internet incubators and is a panelist who advises FundersClub on which companies to accept for its pioneering venture capital platform. Mr. Onghai has earned his designation as a Chartered Financial Analyst (2006) and holds a B.S. in Electrical Engineering and Computer Science from the University of California, Los Angeles and graduated from the Executive Management Certificate Program in Value Investing (The Heilbrunn Center for Graham & Dodd Investing) Graduate School of Business at Columbia Business School. The Board believes that Mr. Onghai has the experience, qualifications, attributes and skills necessary to serve as a director and chairman of the Audit Committee because of his years of business experience and financial expertise.

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

Copies of the Code of Business Conduct and Ethics can be obtained, without charge by writing to the Corporate Secretary at MGT Capital Investments, Inc., 540 Montreal Ave, Suite 133, Melbourne, FL 32935, or through our corporate website at mgtci.com.

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

Audit Committee and Audit Committee Financial Expert

On November 25, 2004, the Board established an Audit Committee to carry out its audit functions. At December 31, 2024, the membership of the Audit Committee was Michael Onghai.

The Board has determined that Michael Onghai, an independent director, is the Audit Committee financial expert, as defined in Regulation S–K promulgated under the Exchange Act, serving on its Audit Committee.

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes Fiscal Years 2024 and 2023 compensation for services in all capacities of the Company’s named executive officers:

Name	Principal Position	Year	Salary	Bonus	Stock awards		All other compensation		Total compensation
Robert B. Ladd	Former President, Chief Executive Officer and Former Acting Chief Financial Officer	2024	$170	$-	$		$		$170
		2023	$255	$-		$-		$-	$255
Paul R. Taylor	Former Interim Principal Executive Officer and Interim Former Interim Principal Financial Officer	2024	$40	$-		$-		$-	$40

Mr. Ladd resigned from his positions as President, Chief Executive Officer and Acting Chief Financial Officer effective August 29, 2024. As a result, his compensation for 2024 reflects salary earned.

Employment Agreements

Robert B. Ladd

On April 1, 2018, the Company entered into an Amended and Restated Executive Employment Agreement (the “Employment Agreement”) with Mr. Ladd, which was executed on April 6, 2018 and amended on November 11, 2020.

Mr. Ladd’s employment with the Company terminated effective August 29, 2024.

Paul R. Taylor

On September 2, 2024, the Company entered into an Employment Agreement (the “Taylor Employment Agreement”) with Mr. Taylor, which was executed on September 2, 2024. Mr. Taylor is entitled to receive an annual salary in the amount of $10 per calendar month, in arrears, with $5 per month to be accrued.

Mr. Taylor’s employment agreement terminated on June 25, 2025.

Jonathan M. Pfohl

On June 1, 2025, the Company entered into an Employment Agreement (the “Pfohl Employment Agreement”) with Mr. Pfohl. The agreement provides for a salary of $5 per month, plus reimbursement of out-of-pocket business expenses. The company or Mr. Pfohl may terminate the agreement on ten (10) business days’ notice. On June 25, 2025, Mr. Pfohl was appointed to the additional position of Interim Chief Executive Officer without an amendment to the terms of his employment agreement.

Outstanding Equity Awards at December 31, 2024

Outstanding Stock Awards for Fiscal Years 2024 and 2023

None

Director Compensation

The following table sets forth the compensation of persons who served as a member of our Board of Directors during all of 2024.

Name	Fees Earned Or Paid in Cash	Stock Awards	All Other Compensation	Total
Michael G. Onghai	$32	$-	$-	$32

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding beneficial ownership and voting power of the common stock as of November 7, 2025, of:

●	each person serving as a director, a nominee for director, or executive officer of the Company;

●	all executive officers and directors of the Company as a group; and

●	all persons who, to our knowledge, beneficially own more than five percent of the common stock.

“Beneficial ownership” here means direct or indirect voting or investment power over outstanding stock and stock which a person has the right to acquire now or within 60 days after November 7, 2025. See the accompanying footnotes to the tables below for more detailed explanations of the holdings. Except as noted, to our knowledge, the persons named in the tables beneficially own and have sole voting and investment power over all shares listed.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class (2)
Current Directors and Officers:
Michael G. Onghai	500,586,000	11.5%
Jonathan M. Pfohl	100,000,000	2.3%
All directors and executive officers (2 persons)	600,586,000	13.8%
5% Owners
Michael G. Onghai	500,586,000	11.5%
Project Nickel LLC/Grady Kittrell 1310 Cordova Road Fort Lauderdale, FL 33316	3,720,440,000	66.9%

(1)	Unless otherwise noted, the addresses for the above persons are in care of the Company at 540 Montreal Ave., Suite 133, Melbourne, FL 32935.
(2)	For the Current Directors and Officer the percentage of class is based on 4,340,670,903 shares of common stock issued and outstanding as of November 7, 2025. According to Schedule 13G/A file with the SEC on September 25, 2025, Project Nickel LLC holdings include (i) 2,500,000,000 shares of Common Stock held directly by Project Nickel, and (ii) 200,000 shares of Common Stock held by Grady Kitrell, the Manager of Project Nickel LLC and (iii) 1,220,240,000 shares issuable upon conversion of a Secured Convertible Promissory Note dated September 22, 2025 which is convertible at a price of $0.001 per share. The percentage is calculated based on 5,560,910,903 shares of Common Stock outstanding, which includes 4,340,670,903 shares of Common Stock outstanding as of November 7, 2025, and 1,220,240,000 shares of Common Stock issuable upon conversion of Project Nickel’s convertible securities.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not have any equity compensation plans currently in effect and no securities are authorized or reserved for issuance under any equity compensation arrangements.

Item 13. Certain Relationships and Related Transactions and Director Independence

The crypto exchange used by the Company to monetize its self-mined Bitcoin experienced difficulties beginning in early 2023 and was ultimately shut down. The Company was unable to find a suitable replacement given its low transaction frequency and small trade volumes. As a consequence, the Company used a personal brokerage account/crypto wallet of its then CEO to effect the sales of its mined Bitcoin. These transactions occur approximately monthly and are executed and documented to provide no cost to the Company and no benefit to our former CEO. This has been remedied as of October 25, 2024 and the Company now has its own account/crypto wallet.

On August 1, 2023 a former executive loaned the Company $15. The loan bears interest at an annual rate of 4.43%. A maturity date has not yet been set. During the year ended December 31, 2024, the Company recorded $0.7 of interest expense in respect of this loan. In addition, a former executive is owed $45 for his payments made on behalf of the Company.

Director Independence

Michael Onghai is considered independent under Section 803A of NYSE MKT rules.

Item 14. Principal Accountant Fees and Services

Effective January 5, 2017, RBSM LLP became our current independent auditor. The following is a summary of the fees billed by our independent auditors for professional services rendered for the fiscal years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
Audit fees	$111	$118
Tax fees	–	–
Audit-related fees	–	–
Other fees	–	–
	$111	$118

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements

The financial statements of the Company for the fiscal years covered by this Annual Report are located on pages F-1 to F-6 of this Annual Report.

Exhibit No.	Description

3.1	Certificate of Amendment to Certificate of Incorporation of MGT Capital Investments, Inc. as filed with the Secretary of State of the State of Delaware on August 27, 2025 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on August 28, 2025).

3.2	Amended and Restated Bylaws of MGT Capital Investments, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 30, 2014).

3.3	Certificate of Designation of Series D Preferred Stock of MGT Capital Investments, Inc., filed with the Delaware Secretary of State on October 31, 2024 (incorporated by reference to Exhibit 3.1 to the 8-K filed with the SEC on November 4, 2024).

4.1	Certificate of Designation of 12% Series B Preferred Stock of MGT Capital Investments, Inc., filed with the Delaware Secretary of State on January 11, 2019 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on January 14, 2019).

4.3	Description of MGT Capital Investment, Inc.’s Securities (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed with the SEC on March 30, 2020).

4.4	Secured Exchange Note, by and between MGT Capital Investments, Inc and Project Nickel LLC, dated November 1, 2024 (incorporated by reference to Exhibit 4.1 to the 8-K filed with the SEC on November 4, 2024).

4.5

Secured Convertible Promissory Note by and between MGT Capital Investments, Inc and Project Nickel LLC, dated September 22, 2025. (incorporated by reference to Exhibit 4.1 to the 8-K filed with the SEC on September 25, 2025).

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

10.5	Form of Warrant, issued by MGT Capital Investments, Inc. to Streeterville Capital LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 27, 2021).

10.6	Exchange Agreement dated September 30, 2021, by and between MGT Capital Investments, Inc. and Bucktown Capital, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 4, 2021).

10.7	Form of Warrant, issued by MGT Capital Investments, Inc. to Bucktown Capital LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 4, 2021).

10.8	Securities Purchase Agreement dated August 5, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 11, 2022).

10.9	Form of Warrant issued by Company to Investor dated August 5, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 11, 2022).

10.10	Securities Purchase Agreement dated August 5, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed with the SEC on August 12, 2022).

10.11	Securities Purchase Agreement, dated September 12, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on form 8-k filed September 14, 2022).

10.12	Common Stock Purchase Warrant dated September 12 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed September 14, 2022).

10.13	Secured Convertible Promissory Note dated September 12, 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed September 14, 2022).

10.14	Form of Lease Agreement with Minerset Holdings LLC Exhibit dated March 16, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 22, 2023).

10.15	Form of Property Lease Agreement with Minerset Farms dated March 16, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 22, 2023).

10.16	Secured Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on December 20, 2023).

10.17	Exchange Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 20, 2023).

10.18	Original Issue Discount Note dated March 6, 2024 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed with the SEC on April 16, 2024).

10.19	Convertible Note Exchange Agreement, by and between MGT Capital Investments, Inc. and Project Nickel LLC, dated November 1, 2024 (incorporated by reference to Exhibit 10.1 to the 8-K filed with the SEC on November 4, 2024).

10.20	Warrant Exchange and Extinguishment Agreement, by and between MGT Capital Investments, Inc. and Project Nickel LLC, dated November 1, 2024 (incorporated by reference to Exhibit 10.2 to the 8-K filed with the SEC on November 4, 2024).

10.21	Promissory Note Exchange Agreement, by and between MGT Capital Investments, Inc. and Project Nickel LLC, dated November 1, 2024 (incorporated by reference to Exhibit 10.3 to the 8-K filed with the SEC on November 4, 2024).

10.22	Purchase and Sale Agreement, by and between MGT Capital Investments, Inc. and CRSE Properties, LLC, dated May 13, 2025 (incorporated by reference to Exhibit 10.1 to the 8-K filed with the SEC on May 19, 2025).

10.23	Employment Agreement, by and between MGT Capital Investments, Inc. and Jonathan M. Pfohl, dated June 1, 2025 (incorporated by reference to Exhibit 10.1 to the 8-K filed with the SEC on June 5, 2025).

10.24	Termination of Employment Agreement, by and between MGT Capital Investments, Inc. and Paul Taylor, dated June 25, 2025 (incorporated by reference to Exhibit 10.2 to the 8-K filed with the SEC on July 1, 2025).

10.25	Secured Exchange Note Agreement dated September 22, 2025 (incorporated by reference to Exhibit 10.1 to the 8-K filed with the SEC on September 25, 2025).

10.26	Exchange Agreement with Director dated September 23, 2025 (incorporate by reference to Exhibit 10.2 of 8-K dated September 25, 2025).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed with the SEC on April 16, 2024).

31	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer and Principal Accounting Officer*

32	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT CAPITAL INVESTMENTS, INC
November 10, 2025

	By:	/s/ Jonathan M. Pfohl
Jonathan M. Pfohl
Interim Chief Executive Officer & Chief Financial Officer

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan M. Pfohl	Interim Chief Financial Officer & Chief Financial Officer	November 10, 2025
Jonathan M. Pfohl

/s/ Michael Onghai	Director	November 10, 2025
Michael Onghai

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

MGT Capital Investments, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of MGT Capital Investments, Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statement). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ RBSM LLP

We have served as the Company’s auditor since 2017.

Las Vegas, Nevada

November 10, 2025

PCAOB ID: 587

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MGT CAPITAL INVESTMENTS, INC.

BALANCE SHEETS

(Dollars in thousands, except per-share amounts)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$6	$8
Accounts receivable	45	17
Total current assets	51	25

Non-current assets
Property and equipment, net	713	907
Total assets	$764	$932

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$532	$404
Accounts payable, related party	45	15
Accrued expenses and other payables	473	244
Security deposit	45	45
Note payable	1,882	25
Note payable, related party	15	15
Convertible note payable, net of discount	-	1,329
Operating lease liability	20	96
Warrant derivative liability	-	4,253
Derivative liability	-	3,344
Common stock to be issued	240	-
Total current liabilities	3,252	9,770

Non-current liabilities
Operating lease liability long-term	-	20
Total liabilities	3,252	9,790

Commitments and Contingencies (Note 10)

Stockholders’ Deficit
Undesignated preferred stock, $0.001 par value, 8,489,800 shares authorized. No shares issued and outstanding at December 31, 2024 and 2023.	-	-
Series B preferred stock, $0.001 par value, 10,000 shares authorized. No shares issued or outstanding at December 31, 2024 and 2023.	-	-
Series C convertible preferred stock, $0.001 par value, 200 shares authorized. 0 shares issued and outstanding at December 31, 2024 and 2023, respectively.	-	-
Series D convertible preferred stock, $0.001 par value, 1,000,000 shares authorized. 650,000 and 0 shares issued and outstanding at December 31, 2024 and 2023, respectively.	1	-
Common stock, $0.001 par value; 2,500,000,000 shares authorized; 2,490,670,903 and 849,170,903 shares issued and outstanding at December 31, 2024 and 2023, respectively.	2,491	849
Additional paid-in capital	421,538	422,332
Accumulated deficit	(426,518)	(432,039)
Total stockholders’ deficit	(2,488)	(8,858)

Total Liabilities and Stockholders’ Deficit	$764	$932

The accompanying notes are an integral part of these financial statements.

MGT CAPITAL INVESTMENTS, INC.

STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share amounts)

	For the years ended December 31,
	2024	2023
Revenue
Bitcoin mining	$143	$75
Hosting services	179	324
Total revenue	322	399
Operating expenses
Cost of revenue	395	476
General and administrative	1,051	1,356
Total operating expenses	1,446	1,832
Operating loss	(1,124)	(1,433)

Other non-operating income (expense)
Interest expense	(303)	(91)
Change in fair value of warrant derivative liability	4,150	(2,685)
Change in fair value of derivative liability	2,976	(249)
Loss on settlement of derivative	-	(302)
Lease incentive loss	-	(184)
Accretion of debt discount	(199)	(1,269)
Gain on sale of property and equipment	-	70
Gain on settlement of debt	15	10
Other income	6	-
Total non-operating income (expense)	6,645	(4,700)

Net income (loss)	$5,521	$(6,133)

Per-share data
Basic and diluted, net income (loss) per share	$0.00	$(0.01)
Basic and diluted, weighted average number of common shares outstanding	1,278,102,597	761,862,958

The accompanying notes are an integral part of these financial statements.

MGT CAPITAL INVESTMENTS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Dollars in thousands, except per-share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2023	-	$-	703,770,903	$704	$421,468	$(425,906)	$(3,734)

Cashless exercise of warrants and extinguishment of related warrant derivative liability	-	-	91,400,000	91	370		461
Issuance of shares in respect of lease agreement	-	-	34,000,000	34	374		408
Conversion of convertible note into Common Stock	-	-	20,000,000	20	120		140
Net loss	-	-	-	-	-	$(6,133)	$(6,133)
Balance at December 31, 2023	-	$-	849,170,903	$849	$422,332	$(432,039)	$(8,858)

Cashless exercise of warrants and extinguishment of related warrant derivative liability	-	-	103,500,000	104	(41)	-	63
Issuance of shares in respect of lease agreement	-	-	62,000,000	62	214	-	276
Conversion of convertible note into Common Stock	-	-	126,000,000	126	287	-	413
Issuance of Common Stock in connection with exchange agreement	-	-	600,000,000	600	(571)	-	29
Issuance of Common Stock in connection with note exchange agreement	-	-	750,000,000	750	(713)	-	37
Issuance of Preferred Stock in connection with exchange agreement	650,000	1	-	-	30	-	31
Net income	-	-	-	-	-	5,521	5,521
Balance at December 31, 2024	650,000	$1	2,490,670,903	$2,491	$421,538	$(426,518)	$(2,488)

The accompanying notes are an integral part of these financial statements.

MGT CAPITAL INVESTMENTS, INC.

STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per-share amounts)

	For the Years Ended December 31,
	2024	2023
Cash Flows From Operating Activities
Net income (loss)	$5,521	$(6,133)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	194	260
Interest	211	-
Gain on sale of property and equipment	-	(70)
Change in fair value of warrant derivative liability	(4,150)	2,685
Change in fair value of derivative liability	(2,976)	249
Loss on settlement of derivative	-	302
Loss on lease incentive	-	184
Accretion of debt discount	199	-
Amortization of note discount	-	1,269
Loss (gain) on settlement of debt	15	(10)
Change in operating assets and liabilities
Accounts receivable	(28)	(17)
Prepaid expenses and other current assets	-	4
Intangible digital assets	-	11
Other assets	-	3
Accounts payable	163	394
Accounts payable - related party	30	15
Accrued expenses	276	129
Contract liability	-	(30)
Security deposit	-	45
Net cash used in operating activities	(547)	(710)

Cash Flows From Financing Activities
Proceeds from issuance of stock under lease agreement	420	340
Repayment of loan payable	-	(200)
Proceeds from notes payable, related party	-	15
Proceeds from loans payable	125	25
Net cash provided by financing activities	545	180

Net change in cash and cash equivalents	(2)	(530)
Cash and cash equivalents, beginning of year	8	538
Cash and cash equivalents, end of year	$6	$8

Supplemental disclosure of cash flow information
Cash paid for interest	$92	$28
Cash paid for income tax	$-	$-

Non-cash investing and financing activities
Cashless exercise of warrants and extinguishment of related warrant derivative liability	$63	$461
Issuance of Common Stock in respect of lease agreement	276	-
Issuance of Common Stock in connection with exchange agreement	29	-
Issuance of Common Stock in connection with note exchange agreement	$37	$140
Issuance of Preferred Stock in connection with exchange agreement	31	-
Conversion of convertible note into common stock	$413	$-

The accompanying notes are an integral part of these financial statements.

MGT CAPITAL INVESTMENTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

Note 1. Organization and Basis of Presentation

Organization and Business

MGT has historically operated in the Bitcoin mining and hosting industry. During the year ended December 31, 2024, the Company’s operations consisted primarily of hosting services for third-party miners and self-mining activities at its facility in Georgia. Revenue was derived from hosting fees paid by customers under lease arrangements and from the mining of Bitcoin using Company-owned machines.

As of December 31, 2024, the Company owned 35 Antminer S19 Pro miners providing approximately 3 Ph/s in hash power for self-mining. The Company’s mining activity also included the use of approximately 115 third-party-owned miners that management considered abandoned. The Company offered third-party owners of miners a hosting service whereby MGT operated and maintained miners for a fixed monthly fee. All miners, both Company-owned and hosted, were housed in a modified shipping container on property owned by the Company in Georgia.

The Company’s business model was dependent on the economics of digital asset mining, including the price of Bitcoin, electricity costs, and access to competitive hosting arrangements. As of December 31, 2024, management remained focused on optimizing hosting capacity and managing liquidity while evaluating opportunities to expand or reposition operations.

Subsequent to year-end, the Company has experienced significant changes in its operations and leadership, including the expiration of its largest hosting arrangement, the cessation of self-mining activities, the sale of its Georgia facility, and changes in executive management. As a result, the Company currently does not have active revenue-generating operations and is engaged in a strategic review of its business direction. See Note 14 – Subsequent Events for additional detail.

Basis of presentation

The accompanying financial statements for the years ended December 31, 2024 and 2023 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”).

Inflation

Electricity and other prices are vulnerable to inflation which may increase the Company’s mining costs and operating expenses.

Note 2. Going Concern and Management’s Plans

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2024, the Company had incurred significant operating losses since inception and continues to generate losses from operations. As of December 31, 2024, the Company had an accumulated deficit of $426,518. As of December 31, 2024, MGT’s cash and cash equivalents were $6.

Subsequent, to December 31, 2025, the Company has had substantial operational and management changes as detailed in Note 14 – Subsequent Events and will require additional funding to re-establish and grow its operations. New leadership is overseeing strategic and financing initiatives and there can be no assurance however that the Company will be able to raise additional capital when needed to support these efforts, or at terms deemed acceptable, if at all.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents. The Company’s combined accounts were $6 and $8 as of December 31, 2024 and 2023, respectively. Accounts are insured by the FDIC up to $250 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of December 31, 2024 and 2023, the Company had $0 and $0, respectively, in excess over the FDIC insurance limit.

Accounts Receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. As of December 31, 2024 and December 31, 2023, we did not believe we needed to reserve for any doubtful accounts, respectively.

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

Halving – The Bitcoin blockchain and the cryptocurrency reward for solving a block is subject to periodic incremental halving. Halving is a process designed to control the overall supply and reduce the risk of inflation in cryptocurrencies using a Proof-of-Work consensus algorithm. At a predetermined block, the mining reward is cut in half, hence the term “Halving.” A Halving for bitcoin occurred in April 2024, with a revised reward payout of 3.125 Bitcoin per block. Many factors influence the price of Bitcoin and potential increases or decreases in prices in advance of or following a future halving is unknown.

The following table presents the activities of digital currencies for the years ended December 31, 2024 and 2023:

Digital currencies at January 1, 2023	11
Additions of digital currencies from mining	75
Realized loss on sale of digital currencies	3
Sale of digital currencies	(89)
Digital currencies at December 31, 2023	$-
Additions of digital currencies from mining	143
Realized loss on sale of digital currencies	8
Sale of digital currencies	(151)
Digital currencies at December 31, 2024	$-

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

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that are evaluated regularly by management. During 2024, the Company operated in the Digital Currency Blockchain segment with our mining facility located in the United States. The Company also provided hosting services in the United States. The Company had employees only in the United States and viewed its operations as one operating segment, as management reviewed financial information on a consolidated basis when making decisions regarding resource allocations and assessing performance.

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

The Company earns Bitcoin mining revenue from two primary sources: the operation of its owned miners and the operation of third-party owned miners that the Company has concluded are subject to abandonment. The Company has entered into digital asset mining pools by executing contracts, as amended from time to time, with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are recorded as a component of cost of revenues), for successfully adding a block to the Blockchain. The terms of the agreement provide that neither party can dispute settlement terms after thirty-five days following settlement. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.

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

Fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency at the time of receipt. In 2023, the FASB issued ASU 2023-08, which addresses the accounting and disclosure requirements for certain crypto assets. The new guidance requires entities to subsequently measure certain crypto assets at fair value, with changes in fair value recorded in net income in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. The ASU’s amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years. There was no specific definitive guidance under GAAP or alternative accounting framework for the accounting for cryptocurrencies recognized as revenue or held, prior to the issuance of ASU 2023-08 and management has exercised significant judgment in determining the appropriate accounting treatment for the current year. The Company has completed its evaluation of ASU 2023-08 and determined that the standard is not expected to have a material impact on its financial statements.

Hosting Revenues

We receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $179 and $324 from these sources during the years ended December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, two customers accounted for 91% and 99%, respectively of hosting revenue. After a hosting agreement expires, the Company no longer recognizes hosting revenue for the related miners.

Gain (Loss) on Modification/Extinguishment of Debt

In accordance with ASC 470, a modification or an exchange of debt instruments that adds or eliminates a conversion option that was substantive at the date of the modification or exchange is considered a substantive change and is measured and accounted for as extinguishment of the original instrument along with the recognition of a gain or loss. Additionally, under ASC 470, a substantive modification of a debt instrument is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. A substantive modification is accounted for as an extinguishment of the original instrument along with the recognition of a gain or loss. For the year ended December 31, 2024 the Company recorded a gain of $15 from the settlement of debt and extinguishment of convertible debt as non-operating income in the statements of operations.

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

Income (loss) per share

Basic income (loss) per share is calculated by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing the net income (loss) attributable to common shareholders by the sum of the weighted average number of common shares outstanding plus potential dilutive common shares outstanding during the period. Potential dilutive securities, comprised of unvested restricted shares, convertible debt stock warrants, stock options, convertible debt, warrants, and convertible preferred stock are not reflected in diluted net income (loss) per share because their inclusion would not have resulted in additional dilution, based on the impact of the change in derivative liability and related adjustments to net income for the period.

Accordingly, the computation of diluted loss per share for the year ended December 31, 2023 excludes 1,202,410,574 shares issuable upon the exercise of outstanding warrants and 621,691,357 shares issuable upon the conversion of convertible notes payable. There were no outstanding financial instruments that would result in a dilution as of December 31, 2024.

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

As of December 31, 2023, the Company had a Level 3 financial instrument related to the derivative liability from the conversion feature of convertible debt and the issuance of warrants. This Level 3 financial instrument terminated and expired on November 1, 2024, when the company restructured its outstanding notes and warrants and the Company had no Level 3 financial instruments outstanding at December 31, 2024.

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

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company adopted ASU 2020-06 effective January 1, 2024. The adoption of this standard did not have a material impact on the Company’s financial statements.

On November 27, 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 enhances segment disclosure requirements for public entities by requiring disclosure of significant segment expenses and other segment items, an explanation of how management uses the measure of segment profit or loss, and interim-period segment disclosures consistent with annual reporting. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-07 effective January 1, 2024. The adoption did not have a material impact on the Company’s financial statements or related disclosures, as the Company operates as a single reportable segment

On December 13, 2023, the FASB issued ASU 2023-08, which addresses the accounting and disclosure requirements for certain crypto assets. The new guidance requires entities to subsequently measure certain crypto assets at fair value, with changes in fair value recorded in net income in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. The ASU’s amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years. Early adoption is permitted. The Company has not elected early adoption of ASU 2023-08 and does not anticipate the adoption will have impact on its financial statements.

Note 4. Accounts Receivable

Accounts receivable balance of $45 and $17 at December 31, 2024 and 2023, respectively, consisted primarily of receivables in respect of electricity for hosting.

Note 5. Property and Equipment

Property and equipment consisted of the following:

	As of
	December 31, 2024	December 31, 2023
Land	$55	$55
Computer hardware and software	10	10
Bitcoin mining machines	70	70
Infrastructure	1,185	1,185
Containers	403	403
Property and equipment, gross	1,723	1,723
Less: Accumulated depreciation	(1,010)	(816)
Property and equipment, net	$713	$907

The Company recorded depreciation expense of $194 and $260 for the years ended December 31, 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, the Company recorded gains on sale of property and equipment of $0 and $70, respectively

Note 6. Notes Payable

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

At inception the Company recorded a debt discount of $1,500 and non-cash interest as accretion of debt discount of $5,324. There was no accretion of debt discount recorded during the year ended December 31, 2024 in connection with the September 2022 Note. During the year ended December 31, 2023, the Company recorded accretion of debt discount of $1,262.

December 2023 Note

On December 19, 2023, the Company exchanged the September 2022 Note for a new note (the “December 2023 Note”) with substantially the same terms with the exception of a maturity date of December 31, 2024 and with a conversion feature based on a 40% of the Company’s common stock in a fully diluted basis. The Company accounts for liability classified conversion features and warrants at fair value. As all components of the September 2022 Note are accounted for at fair value both before and after the modification, any changes in the fair value was reflected in earnings. The Company analyzed for the cash flows of the plain debt pre and post modifications and concluded that the changes in cash flows were less than 10% and hence modification accounting was applied. The Company amortized the debt discount using the effective interest method of the modified debt. The principal balance of the December 2023 Note was $1,579, has a debt discount of $257, and bears interest at a rate of 6% per annum. On November 1, 2024, the Company exchanged the December 2023 Note for a new note (the “November 2024 Note”), in the principal amount of $1,620 with an interest of 8% per annum and a maturity date of December 31, 2025 and 750,000,000 shares of common stock (see below).

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

During the year ended December 31, 2024 and 2023, the Company recorded accretion of debt discount of $199 and $7 in respect of the December 2023 Note.

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

November 2024 Note

On November 1, 2024, the Company exchanged the December 2023 Note for a new note (the “November 2024 Note”), in the principal amount of $1,620 with an interest of 8% per annum and a maturity date of December 31, 2025 and 750,000,000 shares of common stock. In case of an event of default under the New Secured Exchange Note, interest shall accrue at the lesser of (i) a rate of 12% per annum or (ii) the maximum amount permitted by law, and once the event of default is cured, the interest rate shall revert to 8% per annum. Furthermore, under the terms of the New Secured Exchange Note, an event of default may result, at the holder’s election, in the accelerated maturity of the note, in which case 110% of the principal of and accrued and unpaid interest on the note will automatically become due and payable.

On November 1, 2024, the lender also exchanged all outstanding warrants to purchase 2,043,808,450 shares of common stock for 600,000,000 shares of common stock and 650,000 shares of Series D Preferred Stock. As a result of the exchange, the Company recognized a $4,150 reduction in the fair value of the related warrant derivative liability immediately prior to settlement. The Company determined the fair value of the instruments exchanged as of November 1, 2024. The fair value of the common stock was based on the closing market price of $0.0001 per share on the exchange date. The fair value of the Series D Preferred Stock was estimated using an market based approach that considered its current price of the common stock and then applying the conversion ratio as stipulated in the agreement and then applying a dilution in the fair value. The warrants surrendered were valued immediately prior to the exchange using the Black-Scholes option-pricing model, with key inputs including an expected volatility of 301%, risk-free interest rates of 4.23% to 4.32%, expected terms of 0.86 to 1.72 years, and dividend yield of 0%. Following completion of the exchange, no warrants remained outstanding.

Derivative Liability

The Company valued the derivative liability relating to the embedded conversion feature using the Monte Carlo Simulation Method because of the unknown stock price at the future time of conversion. The Monte Carlo Simulation was calculated using the following assumptions:

December 31, 2023
Stock price	$0.003
Term (years)	1.00
Annual volatility	108.59%
Annual expected return	10.24%
Discount rate	4.79%
Dividend yield	0%

The Company’s activity in its convertible debt related derivative liability was as follows for the years ended December 31, 2023 and 2024

Balance of derivative liability at January 1, 2023	$3,223
Settlement of derivative liability at debt conversion	(128)
Change in fair value of derivative liability	249
Balance of derivative liability at December 31, 2023	$3,344
Settlement of derivative liability at exchange	(368)
Change in fair value of derivative liability	(2,976)
Balance of derivative liability at December 31, 2024	$-

Key valuation inputs used at the November 1, 2024 settlement date were consistent with those disclosed above: stock price $0.0001 per share, strike $0.007 – $0.05, risk-free rate 4.23 – 4.32%, expected volatility ≈ 301%, expected term 0.86 – 1.72 years, and dividend yield 0%. Upon completion of the warrant exchange, the derivative liability was fully extinguished.

As of December 31, 2024, the fair value of the derivative liability was $0 and for the year ended December 31, 2024 the Company recorded a change in fair value of derivative liability of $2,976 from the settlement of debt related to the derivative liability as non-operating income in the statements of operations. As of December 31, 2023, the fair value of the derivative liability was $3,344 and for the year ended December 31, 2023 the Company recorded a loss of $249 from the change in fair value of derivative liability as non-operating income in the statements of operations.

Warrant Derivative Liabilities

As noted above, all the outstanding warrants as of November 1, 2024 were exchanged by the lender resulting in a gain on settlement from the exchange.

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

The valuation at the November 1, 2024 exchange date incorporated the following assumptions: stock price $0.0001 per share; strike prices $0.007 – $0.05 per share; risk-free interest rates 4.23 – 4.32%; expected volatility 301%; expected terms 0.86 – 1.72 years; dividend yield 0%. The resulting aggregate fair value of the warrants exchanged was $59,642, as calculated by the Company’s valuation specialist. All warrant derivative liabilities were eliminated upon completion of the exchange.

The Company’s activity in its derivative liabilities was as follows for the year ended December 31, 2024:

Balance of warrant derivative liabilities at January 1, 2023	$1,727
Transfer out upon conversion of convertible notes and warrants with embedded conversion provisions	(157)
Change in fair value of warrant liability	2,685
Balance of warrant derivative liabilities at December 31, 2023	$4,253
Transfer out upon conversion of convertible notes and warrants with embedded conversion provisions	(809)
Transfer in due to issuance of warrants with embedded conversion features	706
Change in fair value of warrant liability	(4,150)
Balance of warrant derivative liabilities at December 31, 2024	$-

The Company recorded change in fair value of warrant liability in the amount of $4,150 for the year ended December 31, 2024. The Company recorded loss from the change in fair value of the warrant liability in the amount of $2,685 for the year ended December 31, 2023.

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

December 31, 2024
	Level 1	Level 2	Level 3	Fair Value

Liabilities
Derivative liability	$-	$-	$-	$-
Warrant derivative liability	$-	$-	$-	$-

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value

Liabilities
Derivative liability	$-	$-	$3,344	$3,344
Warrant derivative liability	$-	$-	$4,253	$4,253

Note 7. Loans Payable

As part of a payment to the City of LaFayette, the bank erroneously created a note payable in the amount of $200 in respect of the payment instead of drawing funds from the Company’s account at the bank. The note bore no interest and did not have a maturity date. The note was settled with funds from the Company’s account on January 3, 2023.

During the year ended December 31, 2023, entered into a non-convertible loan with a lender in the amount of $25. The loan bears interest at an annual rate of 12% and the maturity date was November 19, 2024. On March 6, 2024, the lender provided the Company with an additional non-convertible loan in the amount of $125. The loan bears interest at an annual rate of 12% and the maturity date is March 5, 2025. On April 30, 2024, the lender provided the Company with an additional non-convertible loan in the amount of $50. The loan bears interest at an annual rate of 12% and the maturity date is April 30, 2025. On November 1, 2024, the lender consolidated and exchanged such notes, including interest owed into a new promissory note with an aggregate outstanding balance of $242. This new Promissory note bears interest at an annual rate of 8% and the maturity date is December 31, 2025. During the year ended December 31, 2024, the Company recorded interest expense in the amount of $0.3 with respect to these loans.

Loans Payable – Related Party

On August 1, 2023 an executive loaned the Company $15. The loan bears interest at an annual rate of 4.43%. A maturity date has not yet been set. During the year ended December 31, 2024 and 2023, the Company recorded $0.6 and $0.3, respectively of interest expense in respect of this loan.

Note 8. Leases

The Company is not a party to any leases. As a result, the Company did not record rent expense for the years ended December 31, 2024 and 2023. The lease liability disclosed on the balance sheets are the loss on lease incentive recorded in April 2023 (See Note 10).

Note 9. Common Stock, Preferred Stock and Warrants

Common stock

Common Stock Issuances

On June 21, 2024, 3,346,420 warrants with an embedded conversion feature were exercised on a cashless basis for the issuance of 103,500,000,000 shares of common stock.

During the year ended December 31, 2024, the Company issued 126,000,000 shares of common stock in respect of the partial conversion of the December 2023 Note. These shares were valued at $178 upon issuance.

During the year ended December 31, 2024, the Company issued 62,000,000 shares of common stock in respect of the Lease Agreement. These shares were valued at $372 upon issuance.

On November 1, 2024, the lender exchanged all outstanding common stock purchase warrants for 600,000,000 shares of common stock and 650,000 shares of Series D Preferred Stock. These common and Series D preferred stock were valued at $29 and $31, respectively upon issuance.

On November 1, 2024, the company issued 750,000,000 shares of common stock in connection with restructuring its convertible note. These shares were valued at $36 upon issuance.

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

In April 2019, the Company’s Board of Directors approved the authorization of 200 Series C Preferred Shares with a par value of $0.001 (“Series C Preferred Shares”). The holders of the Series C Preferred Shares have no voting rights, receive no dividends, and are entitled to a liquidation preference equal to the stated value. At any time, the Company may redeem the Series C Preferred Shares at 1.2 times the stated value. Given the right of redemption is solely at the option of the Company, the Series C Preferred Shares are not considered mandatorily redeemable, and as such are classified in shareholders’ equity on the Company’s balance sheet. No shares of Series C Preferred Shares are outstanding.

On October 31, 2024, the Company’s Board of Directors approved the authorization, issuance and designation of 1,000,000 shares of the Company’s preferred stock as “Series D Convertible Preferred Stock,” par value $0.001 per share (the “Series D Preferred Stock”). The material features of the Series D Preferred Stock are as follows:

●	Holders of Series D Preferred Stock are not entitled to vote, except as otherwise expressly provided by law;
●	With respect to any dividends or other distributions, the Series D Preferred Stock ranks in parity to the Common Stock, on an as-converted basis;
●	With respect to any assets of the Company upon a liquidation, dissolution or winding up of the Company, the Series D Preferred Stock ranks in parity to the Common Stock, on an as-converted basis;
●	Shares of Series D Preferred Stock are not redeemable;
●	Shares of Series D Preferred Stock are convertible or exchangeable by holder into shares of Common Stock, at any time such Common Shares are authorized but unissued, on a one-for-one thousand (1-for-1000) basis; and
●	Shares of Series D Preferred Stock are transferrable or assignable without the prior written consent of the Company.

On November 1, 2024, following the restructuring of our convertible notes and the extinguishment of all outstanding warrants, the lender received 650,000 shares of Series D Preferred Stock.

Warrants

During the period from January 1, 2024 through November 1, 2024, 226,800,000 warrants were issued as a result of the partial conversion of convertible debt and 617,944,296 warrants were issued are a result of an adjustment to the number of X, Y and Z warrants as a result of the terms of the agreement.

During the year ended December 31, 2023, 8,868,360 warrants were exercised on a cashless basis for the issuance of 80,000,000 shares of common stock. Upon cashless exercise, the Company calculated the fair value of derivative liability on warrants of $44, compared it to the fair value of 80,000,000 shares of $346 and recorded a loss on extinguishment of $302. The Company valued the warrant derivative liability using the Black-Scholes option pricing model using the following assumptions on the date of exercise: 1) stock price of $0.0023-0.01, 2) exercise price of $0.05, 3) remaining life of 2.2-3.1 years, 4) dividend yield of 0%, 5) risk free rate of 3.76-4.37%, and 6) volatility of 171.4-309.3%.

As noted in Note 6, on November 1, 2024, all outstanding warrants were exchanged for common stock and preferred stock. As a result, the extinguishment of the warrant liabilities was recognized as a gain from settlement of warrant liabilities. There were no outstanding warrants as of December 31, 2024.

The following table summarizes information about shares issuable under warrants outstanding during the year ended December 31, 2024:

	Warrant shares outstanding	*Weighted average exercise price	*Weighted average remaining life	Intrinsic value

Outstanding and exercisable at January 1, 2023	682,563,502	$0.06	3.18	$-
Issued	551,515,432	-	-	-
Exercised	(31,668,360)	0.05	-	-
Outstanding and exercisable at December 31, 2023	1,202,410,574	$0.03	2.75	$-
Issued	844,744,296	-	-	-
Exercised	(3,346,420)	0.05	-	-
Exchanged	(2,043,808,450)	0.01	-	-
Outstanding and exercisable at December 31, 2024	-	$-	-	$-

(*)	Of the 844,744,296 warrants issued during the year ended December 31, 2024 and 0 warrants outstanding and exercisable at December 31, 2024, the weighted average exercise price and weighted average remaining life was not included for 844,744,296 and 0 warrants, respectively, because their exercise price is variable. Of the 551,515,432 warrants issued during the year ended December 31, 2023 and 1,202,410,574 warrants outstanding and exercisable at December 31, 2023, the weighted average exercise price and weighted average remaining life was not included for 551,515,432 and 1,119,044,442 warrants, respectively, because their exercise price is variable. See Note 6 for the exercise prices of Series X, Y, and Z warrants. The Series X, Y, and Z warrants terminated with the Company’s convertible note exchange on November 1, 2024.

Note 10. Commitments and Contingencies

Bitcoin Production Equipment and Operations

On March 16, 2023, the Company entered into a partnership agreement (the “Partnership Agreement”) and a property lease agreement (the “Lease Agreement”, and together with the Partnership Agreement, collectively, the “Agreement”) with another cryptocurrency mining company (“Tenant”). Pursuant to the Lease Agreement, the Company agreed to lease to Tenant portions of the Company’s six acre mining facility in Lafayette, GA in increments of up to 10 spaces that are 40 feet in length and eight feet in height each (“Spaces”), together with related utilities access including electricity of up to one megawatt (“MW”) per Space, for deploying mining equipment, in exchange for rental payments of $5 per Space per month (provided the Spaces are powered) and payment of the electricity costs and deposit requirements arising from the Spaces. In connection with the Lease Agreement, Tenant agreed to make an initial deposit of $229 for the initial electricity deployment for five MW.

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

The Company applied the guidance under ASU 2021-05 and determined that it would be appropriate to account for the entire loss at commencement and recognize that loss as a future equity commitment. The loss is based on the difference between the amount of cash to be received under the contract and the fair value of the stock to be issued under the contract. As the lease actually commenced on April 1, 2023, the Company began accounting for the lease on that date. At lease inception, the Company recorded a lease incentive loss of $184 and recorded an operating lease liability in the corresponding amount. The lease liability will be reduced over the lease term period in conjunction with the issuance of the shares. During the year ended December 31, 2024, the Company received $420, issued 62 million shares of common stock and reduced the lease liability by $96.

Legal proceedings

We are not engaged in any material legal proceedings. However, in the normal course of business, we may from time to time be named as a party to legal claims, actions and complaints, including matters involving employment, intellectual property others. Although we anticipate that we will continue to incur legal fees in the coming periods to defend our intellectual property rights, we do not believe that there are any claims or actions pending against us currently, the ultimate disposition of which could have a material adverse effect on our results of operation, financial condition or cash flows.

Electricity Contract

MGT’s prior electricity agreement with the City of LaFayette expired on September 30, 2021. Following the agreement’s expiration, the Company and City of LaFayette continued operating on a month-to-month basis.

Note 11. Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. During the years ended December 31, 2024 and 2023, the Company made contributions to the 401(k) Plan of $3 and $1, respectively.

Note 12. Related Party Transactions

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

Accounts Payable – Related Party

During the year ended December 31, 2023, a former executive paid consultants reimbursable by the Company in the amount of $20, which remained outstanding as of December 31, 2024. In the second quarter of 2024, the same former executive also paid legal fees reimbursable by the Company in the amount of $25. As of December 31, 2024, the total amount of $45 remains outstanding.

Note 13. Income Taxes

Significant components of deferred tax assets were as follows:

	As of December 31,
	2024	2023
U.S. federal tax loss carry–forward	$18,952	$18,656
U.S. State tax loss carry–forward	446	382
Equity based compensation	8,567	8,567
Fixed assets, intangible assets and goodwill	(51)	(51)
Accruals	-	2
Long-term investments	(7)	(7)
Total deferred tax assets	27,907	27,549
Less: valuation allowance	(27,907)	(27,549)
Net deferred tax asset	$-	$—

As of December 31, 2024, the Company had the following tax attributes:

	Amount	Begins to expire
U.S. federal net operating loss carry–forwards	$90,246	Fiscal 2024
U.S. State net operating loss carry–forwards - Georgia	9,715	Unlimited

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2024, and 2023 is as follows:

	As of December 31,
	2024	2023
Expected Federal Tax	-21.0%	-21.0%
State income taxes (net of federal benefit)	1.2%	-1.2%
Permanent adjustments	26.3%	15.5%
True up of prior year deferred tax assets	0.0%	0.0%
Change in state tax rate	0.0%	0.0%
Expiration of tax attributes	0.0%	0.6%
Change in valuation allowance	-6.5%	6.1%
Effective tax rate	0.0%	0.0%

As it is not more likely than not that the resulting deferred tax benefits will be realized, a full valuation allowance has been recognized for such deferred tax assets. For the year ended December 31, 2024, the valuation allowance increased by $358. Federal and state laws impose substantial restrictions on the utilization of tax attributes in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. As of December 31, 2024, the Company performed a high-level review of its changes in ownership and determined that a change of control event likely occurred under Section 382 of the Internal Revenue Code and the Company’s net operating loss carryforwards are likely to be limited.

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

The Company files income tax returns in the U.S. federal jurisdiction, and Georgia jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non–U.S. income tax examinations by tax authorities for years before 2018.

Note 14. Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued and determined the following are material:

Operational and Management Changes

●	In March 2025, the lease agreement with the Company’s largest hosting customer expired, and the Company also ceased its remaining self-mining operations.

●	On May 13, 2025, the Company sold its facility located at 2076 Foster Miller Drive, LaFayette, Georgia to CSRE Properties LLC for $1,350,000. The Company used a portion of the proceeds to repay outstanding debt and accrued liabilities.

●	On June 1, 2025, the Company appointed Jonathan Pfohl as Chief Financial Officer. Mr. Pfohl entered into an employment agreement providing for a salary of $5,000 per month plus reimbursement of business expenses, terminable on ten (10) business days’ notice.

●	On June 25, 2025, Paul Taylor resigned as Chief Executive Officer, and the Company appointed Mr. Pfohl to the additional position of Interim Chief Executive Officer.

Capital Structure and Corporate Actions

●	On July 9, 2025, the Company’s Board of Directors and the holders of a majority of the voting power approved an amendment to increase the Company’s authorized common shares from 2.5 billion to 10 billion and authorized a reverse stock split of the outstanding common stock at a ratio between 1-for-100 and 1-for-500, with the exact ratio and timing to be determined by the Board. These actions became effective on August 27, 2025, when the Company filed an amendment to its certificate of incorporation with the Delaware Secretary of State.

●	On September 22, 2025, the Company and Project Nickel LLC entered into a Second Exchange Note Agreement. Project Nickel agreed to exchange the outstanding principal balance of $1,220,240 on a Secured Exchange Note originally issued November 1, 2024. In consideration, Project Nickel received (i) a new Secured Convertible Promissory Note dated September 22, 2025, in the principal amount of $1,220,240, bearing interest at 8% per annum and maturing December 31, 2027, and (ii) 500,000,000 shares of common stock. The new note is convertible into common shares at $0.001 per share. Under the terms of the New Secured Exchange Note, in the event of default, interest shall accrue at the lesser of (i) 12% per annum or (ii) the maximum rate permitted by applicable law. Upon cure of the default, the interest rate shall revert to the original rate of 8% per annum. Additionally, an event of default may, at the holder’s election, trigger an acceleration of the note’s maturity, in which case 110% of the then-outstanding principal amount, together with all accrued and unpaid interest, shall become immediately due and payable.

●	Also on September 22, 2025, the Company issued 650,000,000 shares of common stock upon conversion of 650,000 shares of Series D Preferred Stock held by Project Nickel. The converted shares represented all outstanding Series D Preferred Stock. The issuance was exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

●	On September 23, 2025, the Company issued (i) 100,000,000 shares of common stock to its Interim Chief Executive Officer and Chief Financial Officer, Jonathan M. Pfohl, (ii) 100,000,000 shares of common stock to another employee, and (iii) 500,000,000 shares of common stock to Director Michael Onghai in exchange for or waiver of $56,000 in outstanding director fees as of December 31, 2024.

No other subsequent events requiring disclosure were identified

