Form 10-Q
period 2025-03-31
MGT CAPITAL INVESTMENTS, INC.
filed 2025-12-03
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

540 Montreal Ave. Suite 133, Melbourne, FL 32935

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

Yes ☐ No ☒

As of December 3, 2025, there were 4,340,670,903 shares of the registrant’s Common stock, $0.001 par value per share, issued and outstanding.

MGT CAPITAL INVESTMENTS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

I

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MGT CAPITAL INVESTMENTS, INC.

BALANCE SHEET

(Dollars in thousands, except per-share amounts)

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1	$6
Accounts receivable	-	45
Other current assets	4	-
Total current assets	5	51

Non-current assets
Property and equipment, at cost, net	684	713
Total assets	$689	$764

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$528	$532
Accounts payable - related party	45	45
Accrued expenses and other payables	535	473
Security deposit	-	45
Note payable	1,908	1,882
Note payable, related party	15	15
Operating lease liability	-	20
Common stock to be issued	360	240
Total current liabilities	3,391	3,252

Total liabilities	3,391	3,252

Commitments and Contingencies (Note 8)

Stockholders’ Deficit
Undesignated preferred stock, $0.001 par value, 8,489,800 shares authorized. No shares issued and outstanding at March 31, 2025 and December 31, 2024.	-	-
Series B preferred stock, $0.001 par value, 10,000 shares authorized. No shares issued or outstanding at March 31, 2025 and December 31, 2024.	-	-
Series C convertible preferred stock, $0.001 par value, 200 shares authorized. 0 shares issued and outstanding at March 31, 2025 and December 31, 2024.	-	-
Series D convertible preferred stock, $0.001 par value, 1,000,000 shares authorized. 650,000 and 650,000 shares issued and outstanding at March 31, 2025 and December 31, 2024.	1	1
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 2,490,670,903 shares issued and outstanding at March 31, 2025 and December 31, 2024.	2,491	2,491
Additional paid-in capital	421,538	421,538
Accumulated deficit	(426,732)	(426,518)
Total stockholders’ deficit	(2,702)	(2,488)

Total Liabilities and Stockholders’ Deficit	$689	$764

The accompanying notes are an integral part of these unaudited condensed financial statements.

MGT CAPITAL INVESTMENTS, INC.

STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Three Months ended March 31,
	2025	2024
Revenue
Bitcoin mining	$29	$17
Hosting services	58	85
Total revenue	87	102
Operating expenses
Cost of revenue	78	95
General and administrative	173	234
Total operating expenses	251	329
Operating loss	(164)	(227)

Other non-operating income (expense)
Interest expense	(50)	(24)
Change in fair value of warrant derivative liability	-	106
Change in fair value of derivative liability	-	384
Accretion of debt discount	-	(54)
Gain on settlement of debt	-	106
Other income	-	5
Total non-operating income (expense)	(50)	523

Net income (loss)	$(214)	$296

Per-share data
Basic and diluted, net income (loss) per share	$(0.00)	$0.00
Basic and diluted, weighted average number of common shares outstanding	2,490,670,903	908,181,892

The accompanying notes are an integral part of these unaudited condensed financial statements.

MGT CAPITAL INVESTMENTS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Common Stock To Be	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Deficit

Balance at January 1, 2024	-	$-	849,170,903	$849	$	$422,332	$(432,039)	$(8,858)
Conversion of convertible note into Common Stock	-	-	86,000,000	86	-	208	-	294
Issuance of shares in respect of lease agreement	-	-	8,000,000	8	4	132	-	144
Net income	-	-	-	-		-	296	296
Balance at March 31, 2024	-	$-	943,170,903	$943	$4	$422,672	$(431,743)	$(8,124)

Balance at January 1, 2025	650,000	$1	2,490,670,903	$2,491	$-	$421,538	$(426,518)	$(2,488)
Net loss	-	-	-	-	-	-	(214)	(214)
Balance at March 31, 2025	650,000	$1	2,490,670,903	$2,491	$-	$421,538	$(426,732)	$(2,702)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MGT CAPITAL INVESTMENTS, INC.

STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Three Months Ended March 31
	2025	2024
Cash Flows From Operating Activities
Net income (loss)	$(214)	$296
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	29	55
Change in fair value of warrant derivative liability	-	(106)
Change in fair value of derivative liability	-	(384)
Amortization of note discount	-	54
Gain on settlement of debt	-	(106)
Change in operating assets and liabilities
Accounts receivable	45	3
Prepaid expenses and other current assets	(4)	-
Accounts payable	(4)	(54)
Accounts payable - related party	-	25
Accrued expenses	62	40
Security deposit	(45)	-
Net cash used in operating activities	(131)	(177)

Cash Flows From Financing Activities
Proceeds from issuance of stock under lease agreement	100	120
Proceeds from loans payable	26	75
Net cash provided by financing activities	126	195

Net change in cash and cash equivalents	(5)	18
Cash and cash equivalents, beginning of period	6	8
Cash and cash equivalents, end of period	$1	$26

Supplemental disclosure of cash flow information
Cash paid for interest	$13	$28
Cash paid for income tax	$-	$-

Non-cash investing and financing activities
Conversion of convertible note into common stock	$-	$116

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

Current Operations

Cryptocurrency mining

MGT Capital Investments, Inc. (“MGT” or the “Company”) has historically operated in the Bitcoin mining and hosting industry. During the three months ended March 31, 2025, the Company’s operations consisted of both hosting services for third-party miners and self-mining activities at its facility in LaFayette, Georgia. Revenue was generated from (i) fixed-fee hosting contracts with customers and (ii) the mining of Bitcoin using Company-owned machines, the proceeds of which were converted to U.S. dollars shortly after receipt.

During the period, the Company’s mining activity also included the use of approximately 115 third party-owned miners that management considered abandoned. The Company offered third-party owners of miners a hosting service whereby MGT operated and maintained miners for a fixed monthly fee. All miners, both Company-owned and hosted, were housed in a modified shipping container on property owned by the Company in Georgia. On March 5, 2025, the company’s lease with its primary hosting customer expired and the company discontinued its own self-mining activities. As of March 31, 2025 and December 3, 2025, the Company continued to own 35 Antminer S19 Pro miners providing approximately 3 Petahashes per second (“PH/s”) of hash power for self-mining. Theses miners were placed in storage pending evaluation of redeployment alternatives.

The Company’s business model has historically been dependent on the economics of digital asset mining, including the price of Bitcoin, network difficulty, electricity costs, and access to competitively priced power. Following the cessation of mining operations, management’s focus has shifted to preserving liquidity and evaluating strategic alternatives to monetize or repurpose its existing assets and to identify new business opportunities.

Subsequent to March 31, 2025, the Company has experienced significant changes in its operations and leadership, including the sale of its Georgia facility, and changes in executive management. As a result, the Company currently does not have active revenue-generating operations and is engaged in a strategic review of its business direction. See Note 11 – Subsequent Events for additional detail.

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10–Q and Rule 8 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission (“SEC”) on November 10, 2025. Operating results for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ended December 31, 2025.

Disposition of Hosting Facility – ASC 205-20 Classification Assessment

As of March 31, 2025, management was evaluating strategic alternatives for the Company’s mining and hosting facility in LaFayette, Georgia following the expiration of the Company’s primary hosting agreement earlier in the month. While the Company engaged in preliminary discussions with potential counterparties, no approved plan of sale existed at March 31, 2025, multiple alternatives were still being evaluated, and the Board of Directors did not approve a plan to sell the facility until April 1, 2025. Accordingly, the disposal group did not meet the criteria for classification as held for sale under ASC 205-20-45-1E as of March 31, 2025, because management had not committed to a plan to sell and the criteria requiring a sale to be probable within one year were not met.

Subsequent to March 31, 2025, the Company completed the sale of the facility and related infrastructure in May 2025. These events are accounted for as subsequent events under ASC 855 and do not affect classification or presentation as of March 31, 2025. Because the disposal group was not classified as held for sale at period-end, the Company concluded that the disposition does not represent a strategic shift in the Company’s business and does not qualify for discontinued operations presentation under ASC 205-20 for the quarter ended March 31, 2025.

Inflation

Electricity and other prices are vulnerable to inflation which may increase the Company’s mining costs and operating expenses including the cost of new state-of-the-art miners.

Note 2. Going Concern and Management’s Plans

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2025, the Company had incurred significant operating losses since inception and continues to generate losses from operations. As of March 31, 2025, the Company had an accumulated deficit of $426,732. As of March 31, 2025, MGT’s cash and cash equivalents were $1.

Since January 2023, the Company has secured over $2,000 in working capital through the issuance of a convertible note, the sale of equity and warrants, proceeds from the sale of assets and related party notes. In addition, management has made modifications to simplify our capital structure and extend maturities of our debt to provide additional financial and strategic flexibility. Management intends to continue raising capital through debt and equity as opportunities arise to meet our on-going working capital needs.

Subsequent, to March 31, 2025, the Company has had substantial operational and management changes as detailed in Note 11 – Subsequent Events and will require additional funding to re-establish and grow its operations. New leadership is overseeing strategic and financing initiatives and there can be no assurance however that the Company will be able to raise additional capital when needed to support these efforts, or at terms deemed acceptable, if at all.

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

Note 3. Summary of Significant Accounting Policies

Use of estimates and assumptions and critical accounting estimates and assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and also affect the amounts of revenues and expenses reported for each period. Actual results could differ from those which result from using such estimates. Management utilizes various other estimates, including but not limited to determining the estimated lives of long-lived assets, determining the potential impairment of long-lived assets, and the valuation allowance for deferred tax assets. The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period that they are determined to be necessary.

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents. The Company’s combined accounts were $1 and $6 as of March 31, 2025 and December 31, 2024, respectively. Accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of March 31, 2025, and December 31, 2024, the Company had $0 and $0, respectively, in excess of the FDIC insurance limit.

Crypto Assets

Effective January 1, 2025, the Company adopted ASU 2023-08, Accounting for and Disclosure of Crypto Assets (ASC 350-60), which requires eligible crypto assets to be measured at fair value with changes in fair value recognized in net income. The Company applied the new guidance prospectively and recognized no cumulative-effect adjustment to beginning retained earnings, as no crypto assets were held at December 31, 2024.

Under this policy, crypto assets are included in current assets on the balance sheet and are measured at fair value using quoted market prices as of the balance sheet date. Changes in fair value are recorded in cost of revenue in the statements of operations. Sales of crypto assets are included within investing activities in the statements of cash flows, and any realized gains or losses are recognized based on the first-in, first-out (FIFO) method.

For the three months ended March 31, 2025, the Company converted all crypto assets received from mining activities to U.S. dollars shortly after receipt and did not hold any crypto assets at March 31, 2025 or December 31, 2024; therefore, adoption of ASU 2023-08 did not have a material impact on the Company’s financial statements.

The following table presents the activities of digital currencies for the periods ended March 31, 2025 and December 31, 2024:

Crypto assets at January 1, 2024	$-
Additions from mining activities	143
Realized gain on sale of crypto assets	8
Sales of crypto assets	(151)
Crypto assets at December 31, 2024	-
Additions from mining activities	29
Realized gain on sale of crypto assets	-
Sales of crypto assets	(29)
Effect of adoption of ASU 2023-08 ¹	-
Crypto assets at March 31, 2025	$-

¹	Effective January 1, 2025, the Company adopted ASU 2023-08, Accounting for and Disclosure of Crypto Assets (ASC 350-60). Adoption did not result in any cumulative-effect adjustment to retained earnings because no crypto assets were held at December 31, 2024 or March 31, 2025.

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

Segment reporting

The Company operates as a single reportable segment focused on digital currency data center operations, which consisted of two primary revenue-generating activities during the period: (i) self-mining of Bitcoin and (ii) hosting services provided to third-party customers. These activities were conducted at the Company’s facility located in the United States. Management evaluates financial performance and allocates resources on a consolidated basis, and therefore the Company is managed as a single reporting segment under ASC 280.

The Chief Operating Decision Maker (“CODM”), identified as the Company’s Interim Chief Executive Officer & Chief Financial Officer, regularly reviews revenue, cost of revenues and operating income(loss), as the primary measure of segment performance and capital allocation.

The following tables present segment revenue and gross profit (loss), including the significant expense items reviewed by the CODM, for the three months ended March 31, 2025 and 2024:

For the Three Months Ended March 31, 2025:
Total
Total Revenues	$87
Less: Cost of Revenues
Depreciation	29
Electricity and other expense costs	49
General and administrative	173
Operating loss	$(164)

For the Three Months Ended March 31, 2024:
Total
Total Revenues	$102
Less: Cost of Revenues
Depreciation	56
Electricity and other expense costs	39
General and administrative	234
Operating loss	$(227)

The following table reconciles operating loss reviewed by the CODM to consolidated net loss for the three months ended March 31, 2025 and 2024 (amounts in thousands):

	For the Three Months Ended March 31,
	2025	2024
Operating loss reviewed by CODM	(164)	(227)
Other income (expense)	(50)	523
Net income (loss)	$(214)	$296

Revenue recognition

Crypto asset mining

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

Hosting Revenues

We received revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $58 and $85 from these sources during the three months ended March 31, 2025, and 2024, respectively. During the three months ended March 31, 2025, and 2024, one customer accounted for 100% a accounted for 100% of hosting revenue, respectively. After a hosting agreement expires, the Company no longer recognizes hosting revenue for the related miners.

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

Income (loss) per share

Basic income (loss) per share is calculated by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing the net income (loss) attributable to common shareholders by the sum of the weighted average number of common shares outstanding plus potential dilutive common shares outstanding during the period. Potential dilutive securities, comprised of convertible debt, preferred stock and warrants, are not reflected in diluted net income (loss) per share because such potential shares are anti–dilutive due to the Company’s net income (loss).

Accordingly, the computation of diluted loss per share for the quarter ended March 31, 2025, excludes 600 million shares issuable upon the exercise of outstanding preferred shares, 0 for outstanding warrants and 0 shares issuable upon the conversion of convertible notes payable. The computation of diluted loss per share for the three months ended March 31, 2024, excludes 1,417,604,442 shares issuable upon the exercise of outstanding warrants and 787,558,023 shares issuable upon the conversion of convertible notes payable.

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

As of March 31, 2025, and December 31, 2024, our financial instruments consisted primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses and other payables. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

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

Recently adopted accounting pronouncements

Effective January 1, 2025, the Company adopted two new accounting standards issued by the Financial Accounting Standards Board (“FASB”) that became effective for fiscal years beginning after December 15, 2024, including interim periods within those years.

ASU 2023-08 – Accounting for and Disclosure of Crypto Assets (ASC 350-60): ASU 2023-08 establishes guidance for measuring certain crypto assets at fair value, with changes in fair value recognized in net income each reporting period and requires expanded disclosures regarding such holdings. The Company applied the new guidance prospectively and recorded no cumulative-effect adjustment to beginning retained earnings because it did not hold any crypto assets as of December 31, 2024. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements for the quarter ended March 31, 2025. Future holdings of crypto assets, if any, will be measured and disclosed in accordance with the new standard.

ASU 2020-06 – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): ASU 2020-06 simplifies the accounting for convertible instruments and contracts on an entity’s own equity by eliminating separate accounting for most beneficial conversion features and cash conversion features, and by simplifying the calculation of diluted earnings per share. The Company adopted this standard using the modified retrospective approach as of January 1, 2025. Adoption did not have a material impact on the Company’s consolidated financial statements or earnings per share, as all outstanding convertible instruments contained fixed conversion terms and no embedded derivative or beneficial conversion features at the adoption date.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements, other than those disclosed below.

In December 2023, the FASB issued ASU 2023-09, which enhances annual income-tax disclosures by requiring greater disaggregation of the effective-tax-rate reconciliation and additional information about income taxes paid. The standard is effective for annual periods beginning after December 15, 2024. The Company will adopt the guidance in its Form 10-K for the year ended December 31, 2025, and does not expect it to have a material impact on its consolidated financial statements.

Issued in March 2024, ASU 2024-03 requires public companies to provide expanded annual disclosures of certain natural expense categories and amounts regularly reviewed by management. The guidance is effective for annual periods beginning after December 15, 2024. The Company will adopt the new disclosure requirements in its Form 10-K for the year ended December 31, 2025, and does not expect the adoption to have a material impact on its financial statements.

Note 4. Property and Equipment

Property and equipment consisted of the following:

	As of
	March 31, 2025	December 31, 2024
Land	$55	$55
Computer hardware and software	10	10
Bitcoin mining machines	70	70
Infrastructure	1,185	1,185
Containers	403	403
Property and equipment, gross	1,723	1,723
Less: Accumulated depreciation	(1,039)	(1,010)
Property and equipment, net	$684	$713

The Company recorded depreciation expense of $29 and $55 for the three months ended March 31, 2025 and 2024, respectively.

Note 5. Note Payable

November 2024 Note

On November 1, 2024, the Company exchanged its previously outstanding convertible note for a new secured note in the principal amount of $1,620 with interest at 8% per annum and a maturity of December 31, 2025 (the “November 2024 Note”). In case of an event of default under the November 2024 Note, interest shall accrue at the lesser of (i) a rate of 12% per annum or (ii) the maximum amount permitted by law, and once the event of default is cured, the interest rate shall revert to 8% per annum. Furthermore, under the terms of the November 2024 Note, an event of default may result, at the holder’s election, in the accelerated maturity of the note, in which case 110% of the principal of and accrued and unpaid interest on the note will automatically become due and payable. As of March 31, 2025, the November 2024 Note remained outstanding. The Company recorded interest expense of $45 for the three months ended March 31, 2025. The November 2024 Note was exchanged for a new convertible note of equal face value in September 2025 (see Note 11- Subsequent Events).

New Promissory Note

Also on November 1, 2024, the Company’s lender consolidated three prior short-term loans (totaling $200 principal plus accrued interest) into a single non-convertible promissory note with a principal balance of $242, and an interest rate of 8% per annum (the “New Promissory Note”). The note bears interest at 8% per annum (the “New Promissory Note”). The New Promissory Note matures on December 31, 2025. As of March 31, 2025, the note remained outstanding and the Company had recorded interest expense of $5 for the three-month period. In additiona, at March 31, 2025, the Company had additional short-term promissory notes of $46 due to Project Nickel LLC.

Loans Payable – Related Party

On August 1, 2023, an executive loaned the Company $15. The loan bears interest at an annual rate of 4.43%. A maturity date has not yet been set. For the three months ended March 31, 2025, and 2024, respectively, the Company recorded $0.1 and $0.1 of interest expense in respect of this loan.

Note 6. Leases

The Company is not a party to any leases. As a result, the Company did not record rent expense for the three months ended March 31, 2025 and 2024. The lease liability disclosed on the condensed balance sheet is the loss on lease incentive recorded in April 2023 (See Note 8).

Note 7. Common Stock and Preferred Stock

Common stock

Common Stock Issuances

There were no common stock issuances during the three months ended March 31, 2025.

During the three months ended March 31, 2024, 8,000,000 shares of common stock were issued in respect of the Lease Agreement and $137 of principal in the then-outstanding note payable was converted into the issuance of 86,000,000 shares of common stock.

Preferred stock

On November 1, 2024, the company issued 650,000 shares of Series D Preferred Stock as part of a larger restructuring of our debt. This Series D Preferred Stock was outstanding at March 31, 2025 and December 31, 2024 and each share is convertible into common shares on a one-for-one thousand (1-for-1,000) basis. Additional detail on this Preferred Stock is included in Note 11- Subsequent Events.

Note 8. Commitments and Contingencies

Bitcoin Production Equipment and Operations

On March 16, 2023, the Company entered into a Partnership Agreement and a Property Lease Agreement (together, the “Agreements”) with a third-party cryptocurrency mining company (“Tenant”). Under the Lease Agreement, the Company agreed to lease portions of its six-acre mining facility in LaFayette, Georgia, in increments of up to ten 40-foot Spaces (the “Spaces”), each with access to up to one megawatt (“MW”) of electrical power. Tenant agreed to pay rent of $5 per Space per month (provided the Spaces were powered), plus reimbursement for electricity usage and any related deposits.

In connection with the Partnership Agreement, the Company agreed to issue Tenant 500,000 shares of its common stock per month for each rented Space (the “Monthly Issuances”) and to issue an additional annual share issuance equal to 100% of the aggregate Monthly Issuances for that year (the “Annual Issuances,” and together, the “Issuances”). The Agreements had a term of 24 months commencing on April 1, 2023.

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

Total lease payments to be received			$920

Total shares		FMV on grant date
184,000,000	x	0.006	1,104
Loss at Inception			$(184)

The Company applied the guidance under ASU 2021-05 and determined that it would be appropriate to account for the entire loss at commencement and recognize that loss as a future equity commitment. The loss is based on the difference between the amount of cash to be received under the contract and the fair value of the stock to be issued under the contract. As the lease commenced on March 16, 2023, the Company began accounting for the lease on that date. At lease inception, the Company recorded a lease incentive loss of $184 and recorded an operating lease liability in the corresponding amount. The lease liability will be reduced over the lease term period in conjunction with the issuance of the shares.

During the three months ended March 31, 2025 and 2024, respectively, the Company received $100 and $120, reduced the lease liability by $20 and $24, issued 0 and 8,000,000 shares of common stock, and recorded 56,000,000 shares of common stock to be issued. On March 15, 2025, the Lease agreement with the Tenant expired. On March 31, 2025, the Company applied the $45 security deposit as additional rent related to the post-expiration access period and booked a liability of $360 for 88,000,000 shares of common stock potentially issuable under the Agreements.

Legal proceedings

The Company is not a party to any material legal proceedings and, to management’s knowledge, no such proceedings have been threatened. From time to time, the Company may be involved in routine litigation or claims that arise in the ordinary course of business; however, management does not believe that any such matters will have a material effect on the Company’s financial position, results of operations, or cash flows.

Note 9. Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. During the three months ended March 31, 2025, and 2024, the Company made contributions to the 401(k) Plan of $0 and $1, respectively.

Note 10. Related Party Transactions

Loans Payable – Related Party

On August 1, 2023, a former executive loaned the Company $15. The loan bears interest at an annual rate of 4.43%. A maturity date has not yet been set. For the three months ended March 31, 2025, and 2024, respectively, the Company recorded $0.1 and $0.1 of interest expense in respect of this loan.

Accounts Payable – Related Party

During the year ended December 31, 2023, a former executive paid consultants reimbursable by the Company in the amount of $20, which are outstanding as of March 31, 2025. During the period ended March 31, 2024, an executive paid legal fee reimbursable by the company in the amount of $25, which are outstanding as of March 31, 2025.

Note 11. Subsequent Events

The Company has evaluated subsequent events through the date these unaudited condensed financial statements were available to be issued and determined that the following material events occurred after March 31, 2025:

On April 1, 2025, the Board of Directors approved a plan to dispose of the Company’s LaFayette, Georgia hosting facility. The Company completed the disposition of the facility and related infrastructure in May 2025. These events occurred after March 31, 2025 and are reported as subsequent events. As disclosed in Note 1, the disposal does not affect classification or presentation as of March 31, 2025.

On May 13, 2025, the Company completed the sale of its cryptocurrency mining and hosting facility located in LaFayette, Georgia to CSRE Properties LLC for $1,350. The sale included all structures, containers, and electrical infrastructure associated with prior mining operations. Following the sale, all of the Company’s mining equipment was placed in storage pending evaluation of redeployment alternatives. The Company used $400 of the cash proceeds to make a partial repayment of principal and accrued interest on the November 2024 Note. In addition, the Company used $262 of the cash proceeds to make full repayment of principal and accrued interest on the New Promissory Note.

On June 1, 2025, the Company appointed Jonathan Pfohl as Chief Financial Officer. Mr. Pfohl entered into an employment agreement providing for a salary of $5 per month plus reimbursement of business expenses, terminable on ten (10) business days’ notice.

On June 25, 2025, Paul Taylor resigned as Interim Chief Executive Officer, and Jonathan Pfohl, the Company’s Chief Financial Officer, assumed the additional role of Interim Chief Executive Officer. Mr. Pfohl continues to serve as both CFO and Interim CEO of the Company.

On July 14, 2025, the Company filed a Preliminary Information Statement on Schedule 14C to increase its authorized common stock and authorize a reverse stock split within a range of ratios to be determined by the Board. The Definitive Information Statement was filed on July 25, 2025, and mailed to shareholders of record on August 7, 2025. The amendment to the Certificate of Incorporation increasing authorized common stock to 10 billion shares became effective in Delaware on August 25, 2025.

On September 22, 2025, the Company and Project Nickel LLC entered into a Second Exchange Note Agreement. Project Nickel agreed to exchange the outstanding principal balance of $1,220 on the Secured Exchange Note originally issued November 1, 2024. In consideration, Project Nickel received (i) a new Secured Convertible Promissory Note dated September 22, 2025, in the principal amount of $1,220, bearing interest at 8% per annum and maturing December 31, 2027, and (ii) 500,000,000 shares of common stock. The new note is convertible into common shares at $0.001 per share.

Also on September 22, 2025, the Company issued 650,000,000 shares of common stock upon conversion of 650,000 shares of Series D Preferred Stock held by Project Nickel. The converted shares represented all outstanding Series D Preferred Stock. The issuance was exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

On September 23, 2025, the Company issued (i) 100,000,000 shares of common stock to its Interim Chief Executive Officer and Chief Financial Officer, Jonathan M. Pfohl, (ii) 100,000,000 shares of common stock to another employee, and (iii) 500,000,000 shares of common stock to Director Michael Onghai in exchange for the waiver of $56 in outstanding director fees due as of December 31, 2024.

The Company continues to evaluate potential strategic and financing opportunities to support future operations and enhance shareholder value. Except as described above, there were no other subsequent events requiring adjustment to or disclosure in the accompanying unaudited condensed financial statements.

Item 2. Management’s discussion and analysis of financial condition and results of operations

This Quarterly Report on Form 10–Q (this “Report”) contains forward–looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The statements contained herein that are not purely historical are forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward–looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe” and similar expressions or variations intended to identify forward–looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward–looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward–looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10–K for the fiscal year ended December 31, 2024 as filed with the Securities and Exchange Commission (“SEC”) on November 10, 2025, in addition to other public reports we filed with the SEC. The forward–looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward–looking statements to reflect events or circumstances after the date of such statements.

Executive summary

All dollar figures set forth in this Quarterly Report on Form 10-Q are in thousands, except per-share amounts.

Current Operations

MGT Capital Investments, Inc. (“MGT” or the “Company”) has historically operated in the Bitcoin mining and hosting industry. During the three months ended March 31, 2025, the Company’s operations consisted of both hosting services for third-party miners and self-mining activities at its facility in LaFayette, Georgia. Revenue was generated from (i) fixed-fee hosting contracts with customers and (ii) the mining of Bitcoin using Company-owned machines, the proceeds of which were converted to U.S. dollars shortly after receipt.

During the period, the Company’s mining activity also included the use of approximately 115 third party-owned miners that management considered abandoned. The Company offered third-party owners of miners a hosting service whereby MGT operated and maintained miners for a fixed monthly fee. All miners, both Company-owned and hosted, were housed in a modified shipping container on property owned by the Company in Georgia. On March 15, 2025, the company’s lease with its primary hosting customer expired and the company discontinued its own self-mining activities. As of March 31, 2025, and December 3, 2025, the Company continued to own 35 Antminer S19 Pro miners providing approximately 3 PH/s of hash power for self-mining. These miners were placed in storage pending evaluation of redeployment alternatives.

The Company’s business model has historically been dependent on the economics of digital asset mining, including the price of Bitcoin, network difficulty, electricity costs, and access to competitively priced power. Following the cessation of mining operations, management’s focus has shifted to preserving liquidity and evaluating strategic alternatives to monetize or repurpose its existing assets and to identify new business opportunities.

In March 2025, the Company began evaluating alternatives for its LaFayette, Georgia hosting facility following the expiration of its primary hosting agreement. A plan to dispose of the facility was not approved until April 1, 2025, and the disposal occurred in May 2025. As such, the Company’s analysis and presentation as of March 31, 2025 reflect continued operations.

Subsequent to March 31, 2025, the Company has experienced significant changes in its operations and leadership, including the sale of its Georgia facility, and changes in executive management. As a result, the Company currently does not have active revenue-generating operations and is engaged in a strategic review of its business direction. See Note 11 – Subsequent Events to our financial statements for additional detail.

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

Crypto asset mining

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

The Company earned Bitcoin mining revenue from two primary sources: the operation of its owned miners and the operation of third-party owned miners that the Company concluded were subject to abandonment. The Company entered into digital asset mining pools by executing contracts, as amended from time to time, with the mining pool operators to provide computing power to the mining pool. The contracts were terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, the Company was entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are recorded as a component of cost of revenues), for successfully adding a block to the Blockchain. The terms of the agreement provided that neither party can dispute settlement terms after thirty-five days following settlement. The Company’s fractional share was based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.

Providing computing power to solve complex cryptographic algorithms in support of the Bitcoin Blockchain (in a process known as “solving a block”) is an output of the Company’s ordinary activities. The provision of providing such computing power was the only performance obligation in the Company’s agreements with mining pool operators. The transaction consideration the Company received, if any, was noncash consideration, which the Company measured at fair value on the date received, which is not materially different than the fair value at contract inception or the time the Company earned the award from the pools. The consideration was all variable. Because it is not probable that a significant reversal of cumulative revenue would not occur, the consideration was constrained until the mining pool operator successfully placed a block (by being the first to solve an algorithm) and the Company received confirmation of the consideration it received, at which time revenue was recognized. There was no significant financing component in these transactions.

Hosting Revenues

We received revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $58 and $85 from these sources during the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025 and 2024, one customer accounted for 100% of hosting revenue, respectively. After a hosting agreement expired, the Company no longer recognized hosting revenue for the related miners.

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

Results of operations

Three months ended March 31, 2025 and 2024

Revenues

Our revenues for the three months ended March 31, 2025 decreased by $15, or 15%, to $87, as compared to $102 for the three months ended March 31, 2024. Our revenue is partly derived from cryptocurrency mining, which totaled $29 for the three months ended March 31, 2025 and $17 during the three months ended March 31, 2024. The increase in revenues compared to the prior year reflects higher Bitcoin production, including the use of additional equipment owned by third parties that the company considers abandoned.

We also receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $58 and $85 during the months ended March 31, 2025 and 2024, respectively. The decrease in revenues for this period is due to the reduced number of miners for third parties from the previous year and the expiration of our hosting agreement with our primary tenant in early March 2025.

Operating Expenses

Operating expenses for the three months ended March 31, 2025 decreased by $78 or 24%, to $251, as compared to $329 for the three months ended March 31, 2024. The decrease in operating expenses was primarily due to a decrease in cost of revenue of $17 and a decrease in general and administrative expenses of $61.

The decrease in cost of revenue of $17 or 18% to $78 for the three months ended March 31, 2025, as compared to $95 for the three months ended March 31, 2024 was primarily due to decreased depreciation costs. The decrease in general and administrative expenses of $61 or 26%, to $173 for the three months ended March 31, 2025, as compared to $234 for the three months ended March 31, 2024, was primarily due to a decrease in legal and professional fees of $7, decrease in payroll-related expenses of $70, a decrease in investor relations, offset by an increase in consulting fees of $19.

Other Income and Expense

For the three months ended March 31, 2025, non–operating expense of $50 consisted primarily of interest expense. During the comparable period ended March 31, 2024, non–operating income of $523 consisted primarily of gain on the change in fair value of warrant derivative liabilities of $106, gain on the change in fair value of derivative liability of $384, gain on settlement of debt of $106, other income of $5, accretion of debt discount of $54 and interest expense of $24.

Liquidity and capital resources

Sources of Liquidity

We have historically financed our business through the sale of debt and equity interests.

On November 1, 2024, the Company completed a comprehensive debt restructuring (the “Project Nickel Transaction”) that consolidated prior convertible instruments and short-term loans into new notes with fixed conversion terms. As part of this transaction, the Company issued (i) a new convertible promissory note with a principal balance of $1,620, bearing interest at 8% per annum and maturing December 31, 2025, and (ii) a new non-convertible promissory note with a principal balance of $242, bearing interest at 8% per annum and maturing December 31, 2025. The restructuring also eliminated all previously outstanding derivative liabilities and preferred stock, simplifying the Company’s capital structure.

On March 15, 2025, the Company’s lease with its primary hosting customer expired, and the Company discontinued its own self-mining operations at the LaFayette, Georgia facility. The related lease and partnership arrangements ceased, and the Company’s remaining mining equipment was placed in storage pending evaluation of redeployment alternatives. The sale of the LaFayette facility, which occurred after March 31, 2025, was executed primarily to reduce debt and improve liquidity. Management does not consider this transaction to represent a strategic shift in the Company’s business under ASC 205-20.

We have incurred significant operating losses since inception and continue to generate losses from operations and as of March 31, 2025 have an accumulated deficit of $426,732. At March 31, 2025, our cash and cash equivalents were $1, and our working capital deficit was $3,386.

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

The high and low exchange rates per Bitcoin for the quarter ended March 31, 2025, as reported by Coindesk.com, were approximately $106 and $77 respectively. The high and low exchange rates per Bitcoin for the year ended December 31, 2024, as reported by Coindesk.com, were approximately $106 and $39 respectively.

Impact of Inflation

Beginning in 2023, there has been a sharp rise in inflation in the U.S. and globally. The impact on Bitcoin mining is an increase in electricity and mining equipment costs.

Strategic Outlook

Following the sale of its mining facility and cessation of mining operations, the Company is focused on restructuring its balance sheet, evaluating new business opportunities that leverage its public-company platform, and SEC reporting compliance. Potential areas under evaluation include financial technology, blockchain infrastructure services, and digital-asset management. Management expects to announce a defined strategic direction in future filings.

Cash Flows

	Three Months ended March 31,
	2025	2024
Cash (used in) provided by
Operating activities	$(131)	$(177)
Investing activities	-	-
Financing activities	126	195
Net increase (decrease) in cash and cash equivalents	$(5)	$18

Operating activities

Net cash used by operating activities was $131 for the three months ended March 31, 2025 as compared to net cash used in operating activities of $177 for the three months ended March 31, 2024. Cash used by operating activities for the three months ended March 31, 2025 primarily consisted of a net loss of $214 offset by non-cash gain of $29 which includes depreciation and cash provided by working capital of $54.

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

Investing activities

Net cash used in investing activities was $0 and $0 for the three months ended March 31, 2025 and 2024 respectively.

Financing activities

During the three months ended March 31, 2025, cash used by financing activities was $126 which consisted of proceeds from common stock to be issued under lease agreement and proceeds from loans payable.

During the three months ended March 31, 2024, cash used in financing activities was $195 which consisted of proceeds from issuance of stock under lease agreement and proceeds from loans payable.

Off–balance sheet arrangements

As of March 31, 2025, we had no obligations, assets or liabilities which would be considered off–balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off–balance sheet arrangements.

Item 3. Quantitative and qualitative disclosures about market risk

Not applicable.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based on this evaluation, our Interim Chief Executive Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as March 31, 2025 due to the following material weakness in our internal control over financial reporting: Our small number of employees does not allow for sufficient segregation of duties and independent review of duties performed.

Limitations on Internal Control over Financial Reporting

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design safeguards into the process to reduce, though not eliminate, this risk.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer and principal financial officer), we performed a complete documentation of the Company’s significant processes and key controls, and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2025, there were no changes to internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. During the period covered by this Report, there were no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2024, as filed with the SEC on November 10, 2025.

Item 1A. Risk factors

There are no additional risk factors other than those discussed in our Annual Report on Form 10–K, as filed with the SEC on November 10, 2025.

Item 2. Unregistered sales of equity securities and use of proceeds

No unregistered sales occurred.

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

MGT CAPITAL INVESTMENTS, INC

Date: December 3, 2025	By:	/s/ Jonathan M. Pfohl
Jonathan M. Pfohl Interim Chief Executive Officer & Chief Financial Officer

