Form 10-Q
period 2025-06-30
MGT CAPITAL INVESTMENTS, INC.
filed 2025-12-05
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes ☐ No ☒

As of December 5, 2025, there were 4,340,670,903 shares of the registrant’s Common stock, $0.001 par value per share, issued and outstanding.

MGT CAPITAL INVESTMENTS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

I

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MGT CAPITAL INVESTMENTS, INC.

BALANCE SHEET

(Dollars in thousands, except per-share amounts)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$254	$6
Accounts receivable	-	45
Other current assets	4	-
Total current assets	258	51

Non-current assets
Property and equipment, at cost, net	-	713
Total assets	$258	$764

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$480	$532
Accounts payable - related party	45	45
Accrued expenses and other payables	394	473
Security deposit	-	45
Note payable	1,220	1,882
Note payable, related party	15	15
Operating lease liability	-	20
Common stock to be issued	360	240
Total current liabilities	2,514	3,252

Total liabilities	2,514	3,252

Commitments and Contingencies (Note 8)

Stockholders’ Deficit
Undesignated preferred stock, $0.001 par value, 8,489,800 shares authorized. No shares issued and outstanding at June 30, 2025 and December 31, 2024.	-	-
Series B preferred stock, $0.001 par value, 10,000 shares authorized. No shares issued or outstanding at June 30, 2025 and December 31, 2024.	-	-
Series C convertible preferred stock, $0.001 par value, 200 shares authorized. 0 shares issued and outstanding at June 30, 2025 and December 31, 2024.	-	-
Series D convertible preferred stock, $0.001 par value, 1,000,000 shares authorized. 650,000 shares issued and outstanding at June 30, 2025 and December 31, 2024.	1	1
Common stock, $0.001 par value; 10,500,000,000 shares authorized; 2,490,670,903 shares issued and outstanding at June 30, 2025 and December 31, 2024.	2,491	2,491
Additional paid-in capital	421,538	421,538
Accumulated deficit	(426,286)	(426,518)
Total stockholders’ deficit	(2,256)	(2,488)

Total Liabilities and Stockholders’ Deficit	$258	$764

The accompanying notes are an integral part of these unaudited condensed financial statements.

MGT CAPITAL INVESTMENTS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2025	2024	2025	2024
Revenue
Bitcoin mining	$-	$24	$29	$41
Hosting services	-	64	58	149
Total revenue	-	88	87	190
Operating expenses
Cost of revenue	11	104	89	199
General and administrative	176	319	349	553
Total operating expenses	187	423	438	752
Operating loss	(187)	(335)	(351)	(562)

Other non-operating income (expense)
Interest expense	(43)	(27)	(93)	(51)
Change in fair value of warrant derivative liability	-	3,420	-	3,526
Change in fair value of derivative liability	-	2,281	-	2,665
Accretion of debt discount	-	(108)	-	(162)
Gain on sale of property	676	-	676	-
Gain on settlement of debt	-	41	-	147
Other income	-	-	-	5
Total non-operating income	633	5,607	583	6,130

Net income	$446	$5,272	$232	$5,568

Per-share data
Basic net income per share	$0.00	$0.01	$0.00	$0.01
Basic weighted average number of common shares outstanding	2,490,670,903	1,020,962,112	2,490,670,903	964,572,002
Fully diluted net income per share	$0.00	$0.01	$0.00	$0.01
Fully diluted weighted average number of common shares outstanding	3,140,670,903	1,020,962,112	3,140,670,903	964,572,002

The accompanying notes are an integral part of these unaudited condensed financial statements.

MGT CAPITAL INVESTMENTS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Common Stock To Be	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Deficit
Balance at January 1, 2024	-	$-	849,170,903	$849	$-	$422,332	$(432,039)	$(8,858)
Conversion of convertible note into Common Stock	-	-	86,000,000	86	-	208	-	294
Issuance of shares in respect of lease agreement	-	-	8,000,000	8	4	132	-	144
Net income	-	-	-	-	-	-	296	296
Balance at March 31, 2024	-	$-	943,170,903	$943	$4	$422,672	$(431,743)	$(8,124)
Conversion of convertible note into Common Stock	-	-	40,000,000	40	-	20	-	60
Issuance of shares in respect of lease agreement	-	-	54,000,000	54	(4)	85	-	135
Cashless exercise of warrants and extinguishment of related warrant derivative liability	-	-	103,500,000	104	-	(41)	-	63
Net income	-	-	-			-	5,272	5,272
Balance at June 30, 2024	-	$-	1,140,670,903	$1,141	$-	$422,736	$(426,471)	$(2,594)

Balance at January 1, 2025	650,000	$1	2,490,670,903	$2,491	$-	$421,538	$(426,518)	$(2,488)
Net loss	-	-	-	-		-	(214)	(214)
Balance at March 31, 2025	650,000	$1	2,490,670,903	$2,491	$-	$421,538	$(426,732)	$(2,702)
Net income	-	-	-	-		-	446	446
Balance at June 30, 2025	650,000	$1	2,490,670,903	$2,491	$-	$421,538	$(426,286)	$(2,256)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MGT CAPITAL INVESTMENTS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Six Months Ended June 30
	2025	2024
Cash Flows From Operating Activities
Net income	$232	$5,568
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	39	104
Change in fair value of warrant derivative liability	-	(3,526)
Change in fair value of derivative liability	-	(2,665)
Accretion of debt discount	-	162
Gain on Settlement of debt	-	(147)
Gain on sale of property and equipment	(676)	-
Change in operating assets and liabilities
Accounts receivable	45	(23)
Prepaid expenses and other current assets	(4)	-
Intangible digital assets	-	(3)
Accounts payable	(52)	103
Accounts payable - related party	-	25
Accrued expenses	(79)	52
Security deposit	(45)	-
Net cash used in operating activities	(540)	(350)

Cash Flows From Investing Activities
Proceeds from sale of property and equipment	1,350	-
Net cash provided by investing activities	1,350	-

Cash Flows From Financing Activities
Proceeds from issuance of stock under lease agreement	100	240
Repayment of loan payable	(662)	-
Proceeds from loans payable	-	105
Net cash (used in) provided by financing activities	(562)	345

Net change in cash and cash equivalents	248	(5)
Cash and cash equivalents, beginning of period	6	8
Cash and cash equivalents, end of period	$254	$3

Supplemental disclosure of cash flow information
Cash paid for interest	$63	$28
Cash paid for income tax	$-	$-

Non-cash investing and financing activities
Cashless exercise of warrants and extinguishment of related warrant derivative liability	$-	$63
Conversion of convertible note into common stock	$-	$157

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

Cryptocurrency mining

MGT Capital Investments, Inc. (“MGT” or the “Company”) has historically operated in the Bitcoin mining and hosting industry. During the six months ended June 30, 2025, the Company’s operations consisted of both hosting services for third-party miners and self-mining activities at its facility in LaFayette, Georgia. Revenue was generated from (i) fixed-fee hosting contracts with customers and (ii) the mining of Bitcoin using Company-owned machines, the proceeds of which were converted to U.S. dollars shortly after receipt.

During the period, the Company’s mining activity also included the use of approximately 115 third party-owned miners that management considered abandoned. The Company offered third-party owners of miners a hosting service whereby MGT operated and maintained miners for a fixed monthly fee. All miners, both Company-owned and hosted, were housed in a modified shipping container on property owned by the Company in Georgia. On March 15, 2025, the Company’s lease with its primary hosting customer expired and the Company discontinued its own self-mining activities. As of June 30, 2025 and December 5, 2025, the Company continued to own 35 Antminer S19 Pro miners with the capability of providing approximately 3 Petahahashes per second (“PH/s”) of hash power for self-mining. These miners were placed in storage pending evaluation of redeployment alternatives.

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

Following the cessation of its digital-asset mining operations in March 2025 and the sale of its LaFayette, Georgia facility in May 2025, the Company currently does not have any active revenue-generating operations. Management has continued to actively manage its remaining assets, including its cryptocurrency mining equipment and corporate infrastructure, while pursuing new business opportunities and potential acquisitions. Management intends to redeploy the Company’s resources toward operating businesses or investments in sectors aligned with its historical expertise in digital assets, financial technology, and data infrastructure. See Note 11 – Subsequent Events for additional information.

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10–Q and Rule 8 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission (“SEC”) on November 10, 2025. Operating results for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ended December 31, 2025.

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

The Company completed the sale of the facility and related infrastructure in May 2025. Management has evaluated the requirements of ASC 205-20 and concluded that the sale does not meet the criteria for discontinued operations and has been presented within continuing operations for all periods presented. Management continues to evaluate strategic alternatives; however, no decision has been made to discontinue any business line, and the Company remains an active corporate entity pursuing new opportunities.

Inflation

Electricity and other prices are vulnerable to inflation which may increase the Company’s mining costs and operating expenses including the cost of new state-of-the-art miners.

Note 2. Going Concern and Management’s Plans

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2025, the Company had incurred significant operating losses since inception and continues to generate losses from operations. As of June 30, 2025, the Company had an accumulated deficit of $426,286. As of June 30, 2025, MGT’s cash and cash equivalents were $254.

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

Following the cessation of its digital-asset mining operations in March 2025 and the sale of its LaFayette, Georgia facility in May 2025, the Company currently does not have any active revenue-generating operations. In addition, there have been management changes as detailed in Note 11- Subsequent Events and the Company will require additional funding to re-establish and grow its operations. New leadership is overseeing strategic and financing initiatives and there can be no assurance however that the Company will be able to raise additional capital when needed to support these efforts, or at terms deemed acceptable, if at all.

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

Note 3. Summary of Significant Accounting Policies

Use of estimates and assumptions and critical accounting estimates and assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and also affect the amounts of revenues and expenses reported for each period. Actual results could differ from those which result from using such estimates. Management utilizes various other estimates, including but not limited to the valuation allowance for deferred tax assets. The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period that they are determined to be necessary.

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents. The Company’s combined accounts were $254 and $6 as of June 30, 2025, and December 31, 2024, respectively. Accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of June 30, 2025, and December 31, 2024, the Company had $4 and $0, respectively, in excess of the FDIC insurance limit.

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

Under this policy, crypto assets are included in current assets on the balance sheet and are measured at fair value using quoted market prices as of the balance sheet date. Changes in fair value are recorded in Other income (expense) in the statements of operations. Sales of crypto assets are included within investing activities in the statements of cash flows, and any realized gains or losses are recognized based on the first-in, first-out (FIFO) method.

For the periods ended June 30, 2025, the Company converted all crypto assets received from mining activities to U.S. dollars shortly after receipt and did not hold any crypto assets at June 30, 2025 or December 31, 2024; therefore, adoption of ASU 2023-08 did not have a material impact on the Company’s financial statements.

The following table presents the activities of digital currencies for the periods ended June 30, 2025 and December 31, 2024:

Crypto assets at January 1, 2024	$-
Additions from mining activities	143
Realized gain on sale of crypto assets	8
Sales of crypto assets	(151)
Crypto assets at December 31, 2024	-
Additions from mining activities	29
Realized gain on sale of crypto assets	-
Sales of crypto assets	(29)
Effect of adoption of ASU 2023-08 ¹	-
Crypto assets at June 30, 2025	$-

[1]	Effective January 1, 2025, the Company adopted ASU 2023-08, Accounting for and Disclosure of Crypto Assets (ASC 350-60). Adoption did not result in any cumulative-effect adjustment to retained earnings because no crypto assets were held at December 31, 2024 or June 30, 2025.

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

The Chief Operating Decision Maker (“CODM”), identified as the Company’s Interim Chief Executive Officer & Chief Financial Officer, regularly reviews revenue, cost of revenues and operating income (loss), as the primary measure of segment performance and capital allocation.

The following tables present segment revenue and operating loss, including the significant expense items reviewed by the CODM, for the three and six months ended June 30, 2025 and 2024:

Three and Six Months Ended June 30, 2025

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Total Revenues	$-	$87
Less: Cost of Revenues:
Depreciation	10	39
Electricity and other expenses	1	50
Less: General and administrative	176	349
Operating loss	$(187)	$(351)

Three and Six Months Ended June 30, 2024

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Total Revenues	$88	$190
Less: Cost of Revenues:
Depreciation	49	105
Electricity and other expenses	55	94
Less: General and administrative	319	553
Operating loss	$(335)	$(562)

The following table reconciles operating loss reviewed by the CODM to consolidated net income for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating loss reviewed by CODM	(187)	(335)	(351)	(562)
Other income	633	5,607	583	6,130
Net income	$446	$5,272	$232	$5,568

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

Hosting Revenues

We received revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $0 and $58 from these sources during the three and six months ended June 30, 2025, respectively. The Company recognized $64 and $149 from these sources during the three and six months ended June 30, 2024, respectively. During the six months ended June 30, 2025, one customer accounted for 100% of hosting revenue, respectively. During the three and six months ended June 30, 2024, three customers accounted for 100% and 100%, respectively, of hosting revenue. After a hosting agreement expires, the Company no longer recognizes hosting revenue for the related miners.

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

For the three and six months ended June 30, 2025, the Company reported net income; however, the resulting earnings per share rounded to $0.00 per share because the calculated amount was below $0.0005 per share. The impact of potentially dilutive securities were evaluated and because the incremental effect of dilutive securities did not change earnings per share from $0.00, such securities were excluded from the computation of diluted earnings per share as their inclusion would have been anti-dilutive. These potentially dilutive securities for the three and six months ended June 30, 2025 include 650,000,000 shares issuable upon the conversion of the Company’s Class D Convertible Preferred Stock. The computation of diluted loss per share for the three months ended June 30, 2024 excludes 2,043,808,450 shares issuable upon the exercise of outstanding warrants and 622,131,340 shares issuable upon the conversion of convertible notes payable.

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

As of June 30, 2025, and December 31, 2024, our financial instruments consisted primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses and other payables. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

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

ASU 2023-08 – Accounting for and Disclosure of Crypto Assets (ASC 350-60): ASU 2023-08 establishes guidance for measuring certain crypto assets at fair value, with changes in fair value recognized in net income each reporting period and requires expanded disclosures regarding such holdings. The Company applied the new guidance prospectively and recorded no cumulative-effect adjustment to beginning retained earnings because it did not hold any crypto assets as of December 31, 2024. Adoption of this standard did not have a material impact on the Company’s financial statements for the quarter ended June 30, 2025. Future holdings of crypto assets, if any, will be measured and disclosed in accordance with the new standard.

ASU 2020-06 – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): ASU 2020-06 simplifies the accounting for convertible instruments and contracts on an entity’s own equity by eliminating separate accounting for most beneficial conversion features and cash conversion features, and by simplifying the calculation of diluted earnings per share. The Company adopted this standard using the modified retrospective approach as of January 1, 2025. Adoption did not have a material impact on the Company’s financial statements or earnings per share, as all outstanding convertible instruments contained fixed conversion terms and no embedded derivative or beneficial conversion features at the adoption date.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements, other than those disclosed below.

In December 2023, the FASB issued ASU 2023-09, which enhances annual income-tax disclosures by requiring greater disaggregation of the effective-tax-rate reconciliation and additional information about income taxes paid. The standard is effective for annual periods beginning after December 15, 2024. The Company will adopt the guidance in its Form 10-K for the year ended December 31, 2025 and does not expect it to have a material impact on its financial statements.

Issued in March 2024, ASU 2024-03 requires public companies to provide expanded annual disclosures of certain natural expense categories and amounts regularly reviewed by management. The guidance is effective for annual periods beginning after December 15, 2024. The Company will adopt the new disclosure requirements in its Form 10-K for the year ended December 31, 2025 and does not expect the adoption to have a material impact on its financial statements.

Note 4. Property and Equipment

Property and equipment consisted of the following:

	As of
	June 30, 2025	December 31, 2024
Land	$-	$55
Computer hardware and software	-	10
Bitcoin mining machines	70	70
Infrastructure	-	1,185
Containers	-	403
Property and equipment, gross	70	1,723
Less: Accumulated depreciation	(70)	(1,010)
Property and equipment, net	$-	$713

The Company recorded depreciation expense of $10 and $39 for the three and six months ended June 30, 2025, respectively. The Company recorded depreciation expense of $55 and $104 for the three and six months ended June 30, 2024, respectively.

On May 13, 2025, the Company completed the sale of its cryptocurrency mining and hosting facility located in LaFayette, Georgia to CSRE Properties LLC for total consideration of $1,350. The sale included land, containers, electrical infrastructure, and other improvements associated with the Company’s former hosting and mining operations. At the date of sale, the related assets had a net carrying value of $674, consisting primarily of infrastructure, containers, and land, as shown below:

Net Book Value at Sale
Land	$55
Computer hardware and software	-
Infrastructure	619
Containers	-
Total carrying value	$674

In accordance with ASC 360, the Company derecognized the carrying amount of the disposed assets and recorded the sale proceeds, resulting in a gain included in continuing operations. Management evaluated the disposal under ASC 205-20 and determined it does not represent a strategic shift. Therefore, discontinued operations presentation is not required.

Following completion of the sale, the Company continues to own 35 Antminer S19 Pro miners with a carrying amount of property and equipment of $0 as of June 30, 2025.

Note 5. Note Payable

November 2024 Note

On November 1, 2024, the Company exchanged its previously outstanding convertible note for a new secured note in the principal amount of $1,620, with interest at 8% per annum and a maturity of December 31, 2025 (the “November 2024 Note”). In case of an event of default under the November 2024 Note, interest shall accrue at the lesser of (i) a rate of 12% per annum or (ii) the maximum amount permitted by law, and once the event of default is cured, the interest rate shall revert to 8% per annum. Furthermore, under the terms of the November 2024 Note, an event of default may result, at the holder’s election, in the accelerated maturity of the note, in which case 110% of the principal of and accrued and unpaid interest on the note will automatically become due and payable. The Company recorded interest expense of $39 and $84 for the three and six months ended June 30, 2025, respectively.

On May 13, 2025, the Company used $400 of the cash proceeds from the sale of its LaFayette, Georgia facility (see Note 4 – Property, Plant and Equipment) to make a partial repayment of principal and accrued interest on the November 2024 Note. After this payment, the outstanding principal balance was $1,220 as of June 30, 2025. The November 2024 Note was exchanged for a new Convertible Note of equal face value in September 2025 (see Note 11 – Subsequent Events).

New Promissory Note

Also on November 1, 2024, the Company’s lender consolidated three prior short-term loans (totaling $200 principal plus accrued interest) into a single non-convertible promissory note with a principal balance of $242 and an interest rate of 8.0% per annum (the “New Promissory Note”).

On May 13, 2025, the Company used $262 of the cash proceeds from the sale of its LaFayette, Georgia facility (see Note 4 – Property, Plant and Equipment) to make full repayment of principal and accrued interest on the New Promissory Note. The Company recorded interest expense of $5 and $9 for the three and six months ended June 30, 2025, respectively.

 Loans Payable – Related Party

On August 1, 2023 an executive loaned the Company $15. The loan bears interest at an annual rate of 4.43%. A maturity date has not yet been set. For the three and six months ended June 30, 2025, the Company recorded interest expense in respect to this loan of $0.1 and $0.3, respectively. For the three and six months ended June 30, 2024, the Company recorded interest expense in respect of this loan of $0.1 and $0.6, respectively.

Note 6. Leases

The Company is not a party to any leases. As a result, the Company did not record rent expense for the three and six months ended June 30, 2025 and 2024. The lease liability disclosed on the condensed balance sheet is the loss on lease incentive recorded in April 2023 (See Note 8).

Note 7. Common Stock and Preferred Stock

Common stock

Common Stock Issuances

There were no common stock issuances during the three and six months ended June 30, 2025.

During the three and six months ended June 30, 2024, $41 and $178 of principal of the then-outstanding note payable was converted into 40,000,000 and 126,000,000 shares of common stock. During the three and six months ended June 30, 2024, 54,000,000 and 62,000,000 shares of common stock were issued in respect of the Lease Agreement. On June 21, 2024, the Company issued 103,500,000 shares of common stock upon the cashless exercise of 3,346,420 warrants.

Preferred stock

On November 1, 2024, the company issued 650,000 shares of Series D Preferred Stock as part of a larger restructuring of our debt. This Series D Preferred Stock was outstanding at June 30, 2025 and December 31, 2024 and each share is convertible into common shares on a one-for-one thousand (1-for-1,000) basis. Additional detail on this Preferred Stock is included in Note 11- Subsequent Events.

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

During the three and six months ended June 30, 2025, the Company received $0 and $113, respectively and reduced the lease liability by $0 and $20, issued 0 and 0 shares of common stock, and recorded 0 and 56,000,000 shares of common stock to be issued. During the three and six months ended June 30, 2024, the Company received $120 and $240, respectively, issued 54,000,000 and 62,000,000 shares of common stock and reduced the lease liability by $4 and $28.

On March 15, 2025, the Lease agreement with the Tenant expired. At June 30, 2025, the Company booked a liability of $360 for 88,000,000 shares of common stock potentially issuable under the Agreements.

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

Note 9. Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. During the three and six months ended June 30, 2025, the Company made contributions to the 401(k) Plan of $0 and $0, respectively. During the three and six months ended June 30, 2024, the Company made contributions to the 401(k) plan of $1 and $2, respectively.

Note 10. Related Party Transactions

Loans Payable – Related Party

On August 1, 2023, a former executive loaned the Company $15. The loan bears interest at an annual rate of 4.43%. A maturity date has not yet been set. For the three and six months ended June 30, 2025, the Company recorded interest expense in respect to this loan of $0.1 and $0.3, respectively. For the three and six months ended June 30, 2024, the Company recorded interest expense in respect of this loan of $0.1 and $0.6, respectively.

Accounts Payable – Related Party

During the year ended December 31, 2023, a former executive paid consultants reimbursable by the Company in the amount of $20, which are outstanding as of June 30, 2025. During the period ended June 30, 2024, a former executive paid legal fee reimbursable by the company in the amount of $25. As of June 30, 2025, the total amount of $45 remains outstanding.

Note 11. Subsequent Events

The Company has evaluated subsequent events through the date these unaudited condensed financial statements were available to be issued and determined that the following material events occurred after June 30, 2025:

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

On September 22, 2025, the Company and Project Nickel LLC entered into a Second Exchange Note Agreement. Project Nickel agreed to exchange the outstanding principal balance of $1,220 on a Secured Exchange Note originally issued November 1, 2024. In consideration, Project Nickel received (i) a new Secured Convertible Promissory Note dated September 22, 2025, in the principal amount of $1,220, bearing interest at 8% per annum and maturing December 31, 2027, and (ii) 500,000,000 shares of common stock. The new note is convertible into common shares at $0.001 per share.

Also on September 22, 2025, the Company issued 650,000,000 shares of common stock upon conversion of 650,000 shares of Series D Preferred Stock held by Project Nickel. The converted shares represented all outstanding Series D Preferred Stock. The issuance was exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

On September 23, 2025, the Company issued (i) 100,000,000 shares of common stock to its Interim Chief Executive Officer and Chief Financial Officer, Jonathan M. Pfohl, (ii) 100,000,000 shares of common stock to another employee, and (iii) 500,000,000 shares of common stock to Director Michael Onghai in exchange for or waiver of $56 in outstanding director fees as of December 31, 2024.

The Company continues to evaluate potential strategic and financing opportunities to support future operations and enhance shareholder value. Except as described above, there were no other subsequent events requiring adjustment to or disclosure in the accompanying unaudited condensed.

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

MGT Capital Investments, Inc. (“MGT” or the “Company”) has historically operated in the Bitcoin mining and hosting industry. During the six months ended June 30, 2025, the Company’s operations consisted of both hosting services for third-party miners and self-mining activities at its facility in LaFayette, Georgia. Revenue was generated from (i) fixed-fee hosting contracts with customers and (ii) the mining of Bitcoin using Company-owned machines, the proceeds of which were converted to U.S. dollars shortly after receipt.

During the period, the Company’s mining activity also included the use of approximately 115 third party-owned miners that management considered abandoned. The Company offered third-party owners of miners a hosting service whereby MGT operated and maintained miners for a fixed monthly fee. All miners, both Company-owned and hosted, were housed in a modified shipping container on property owned by the Company in Georgia. On March 15, 2025, the company’s lease with its primary hosting customer expired and the company discontinued its own self-mining activities. As of June 30, 2025, and December 5, 2025, the Company continued to own 35 Antminer S19 Pro miners providing approximately 3 PH/s of hash power for self-mining. These miners were placed in storage pending evaluation of redeployment alternatives.

The Company’s business model has historically been dependent on the economics of digital asset mining, including the price of Bitcoin, network difficulty, electricity costs, and access to competitively priced power. Following the cessation of mining operations, management’s focus has shifted to preserving liquidity and evaluating strategic alternatives to monetize or repurpose its existing assets and to identify new business opportunities. The Company remains an active corporate entity, continues to oversee its existing assets and obligations, and is evaluating strategic initiatives intended to establish new operating activities in related technology and financial sectors.

In March 2025, the Company began evaluating alternatives for its LaFayette, Georgia hosting facility following the expiration of its primary hosting agreement. A plan to dispose of the facility was not approved until April 1, 2025, and the disposal occurred in May 2025. As such, the Company’s analysis and presentation as of June 30, 2025 reflect continued operations.

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

Hosting Revenues

We received revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $0 and $58 from these sources during the three and six months ended June 30, 2025, respectively. The Company recognized $64 and $149 from these sources during the three and six months ended June 30, 2024, respectively. During the six months ended June 30, 2025, one customer accounted for 100% of hosting revenue, respectively. During the three and six months ended June 30, 2024, three customers accounted for 100% and 100%, respectively, of hosting revenue. After a hosting agreement expires, the Company no longer recognizes hosting revenue for the related miners.

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

Results of operations

During the three and six months ended June 30, 2025, the Company recorded a gain or loss on the sale of its LaFayette, Georgia facility. Consistent with ASC 360, this transaction is presented within continuing operations. Management concluded the disposal does not represent a strategic shift under ASC 205-20 and therefore the Company has not reclassified historical results as discontinued operations.

Three months ended June 30, 2025 and 2024

Revenues

Our revenues for the three months ended June 30, 2025 decreased by $88, or 100%, to $0, compared to $88 for the three months ended June 30, 2024. Our revenue is partly derived from cryptocurrency mining, which totaled $0 for the three months ended June 30, 2025 and $24 for the three months ended June 30, 2024. The decrease in revenues from our hosting and renting activities for this period is due to the cessation of self-mining activities in March 2025.

We also receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $0 and $64 during the three months ended June 30, 2025 and 2024, respectively. The decrease in revenues for this period is due to expiration of our lease with our primary hosting customer in March 2025.

The Company’s historical revenues have been derived from Bitcoin mining and hosting activities. The future revenue potential of these activities is inherently uncertain and is influenced by factors outside the Company’s control, including: (i) the market price and volatility of Bitcoin; (ii) network difficulty and global hash-rate changes; (iii) the availability and cost of energy; (iv) regulatory developments affecting digital asset markets, mining activities, or the classification and custody of digital assets; and (v) general macroeconomic conditions.

In addition, following the expiration of our primary hosting agreement and the cessation of self-mining activities in March 2025, the Company has not generated revenue from digital currency operations. As of the date of this Report, the Company has not resumed mining or hosting activities, and future revenue will depend on the Company’s ability to identify, pursue, and execute new business opportunities or re-establish operations in the digital asset sector or other industries. Given these factors, management is unable to reasonably estimate future revenue trends. The Company will continue to evaluate available strategic and operational opportunities as it progresses with its regulatory compliance efforts and capital planning initiatives.

Operating Expenses

Operating expenses for the three months ended June 30, 2025 decreased by $236 or 56%, to $187, as compared to $423 for the three months ended June 30, 2024. The decrease in operating expenses was primarily due to the Company ceasing hosting and self-mining activities in March 2025 resulting in a decrease in cost of revenue of $93 and a decrease in general and administrative expenses of $143.

The decrease in cost of revenue of $93 or 89% to $11 for the three months ended June 30, 2025, as compared to $104 for the three months ended June 30, 2024 was primarily due to decreased electricity costs. The decrease in general and administrative expenses of $143 or 45%, to $176 for the three months ended June 30, 2025, as compared to $319 for the three months ended June 30, 2024, was primarily due to decreases in legal and professional fees of $25, consulting services of $24, payroll fees of $67, audit fees of $12, equipment rental $3, insurance premium refund of $18, offset by an increase in taxes of $5.

Other Income and Expense

For the three months ended June 30, 2025, non–operating income of $663 consisted of interest expense of $43 and gain on sale of property and equipment of $676. During the comparable period ended June 30, 2024, non–operating income of $5,607 consisted primarily of gain on the change in fair value of warrant derivative liabilities of $3,420, gain on the change in fair value of derivative liability of $2,281, gain on settlement of debt of $41 offset by accretion of debt discount of $108, and interest expense of $27.

Six months ended June 30, 2025 and 2024

Revenues

Our revenues for the six months June 30, 2025 decreased by $103, or 54%, to $87, as compared to $190 for the six months ended June 30, 2024. Our revenue is partly derived from cryptocurrency mining, which totaled $29 for the six months ended June 30, 2025 and $41 during the six months ended June 30, 2024. The decrease in revenues from our hosting and renting activities for this period is due to the cessation of hosting and self-mining activities in March 2025.

We also receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $58 and $149 during the six months ended June 30, 2025 and 2024, respectively. The decrease in revenues for this period is due to expiration of our lease with our primary hosting customer in March 2025.

The Company’s historical revenues have been derived from Bitcoin mining and hosting activities. The future revenue potential of these activities is inherently uncertain and is influenced by factors outside the Company’s control, including: (i) the market price and volatility of Bitcoin; (ii) network difficulty and global hash-rate changes; (iii) the availability and cost of energy; (iv) regulatory developments affecting digital asset markets, mining activities, or the classification and custody of digital assets; and (v) general macroeconomic conditions.

In addition, following the expiration of our primary hosting agreement and the cessation of self-mining activities in March 2025, the Company has not generated revenue from digital currency operations. As of the date of this Report, the Company has not resumed mining or hosting activities, and future revenue will depend on the Company’s ability to identify, pursue, and execute new business opportunities or re-establish operations in the digital asset sector or other industries. Given these factors, management is unable to reasonably estimate future revenue trends. The Company will continue to evaluate available strategic and operational opportunities as it progresses with its regulatory compliance efforts and capital planning initiatives.

Operating Expenses

Operating expenses for the six months ended June 30, 2025 decreased by $314 or 42%, to $438, as compared to $752 for the six months ended June 30, 2024. The decrease in operating expenses was primarily due to a decrease in cost of revenue of $110 and a decrease in general and administrative expenses of $204.

The decrease in cost of revenue of $110 or 55% to $89 for the six months ended June 30, 2025, as compared to $199 for the six months ended June 30, 2024 was primarily due to decreased electricity and depreciation costs. The decrease in general and administrative expenses of $204 or 37%, to $349 for the six months ended June 30, 2025, as compared to $553 for the six months ended June 30, 2024, was primarily due to decreases in legal and professional fees of $32, consulting services of $5, payroll fees of $135, audit fees of $12, repairs and maintenance of $2 and an insurance premium refund of $18.

Other Income and Expense

For the six months ended June 30, 2025, non–operating income of $583, consisted primarily of gain on the sale of property and equipment of $676, offset by interest expense of $93. For the six months ended June 30, 2024, non–operating income of $6,130, consisted primarily of gain on the change in fair value of warrant derivative liabilities of $3,526, gain on the change in fair value of derivative liability of $2,665, gain on settlement of debt of $147, other income of $5 offset by accretion of debt discount of $162, and interest expense of $51.

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

On March 15, 2025, the Company’s lease with its primary hosting customer expired, and the Company discontinued its own self-mining operations at the LaFayette, Georgia facility. The related lease and partnership arrangements ceased, and the Company’s remaining self-mining equipment was placed in storage pending evaluation of redeployment alternatives.

On May 13, 2025, the Company completed the sale of its cryptocurrency mining and hosting facility located in LaFayette, Georgia to CSRE Properties LLC for $1,350. The sale included all structures, containers, and electrical infrastructure associated with prior hosting and mining operations. The Company used $662 of the proceeds to repay principal and accrued interest on its outstanding debt. The transaction generated a $676 gain on sale. The sale of the LaFayette facility provided critical liquidity used primarily to reduce outstanding indebtedness and stabilize the Company’s financial position. Management determined that the disposal was a liquidity-driven event and not indicative of a strategic change in business direction as contemplated by ASC 205-20.

As of June 30, 2025, the Company had cash and cash equivalents of $254, an accumulated deficit of $426,286, and a working capital deficit of $2,256. The Company has incurred operating losses since inception and continues to generate losses from operations. Since January 2023, we have raised over $2,000 through issuances of convertible notes, the sale of equity and warrants, proceeds from asset sales, and related-party financing. Management also implemented certain modifications to simplify our capital structure and extend debt maturities to provide additional near-term financial and strategic flexibility.

The Company will need to raise additional capital to fund operating losses, satisfy obligations under its outstanding convertible note, and support its plans to re-establish and grow operations. New leadership is overseeing financing and strategic initiatives; however, there can be no assurance that the Company will be able to obtain additional capital when required, or on terms deemed acceptable, if at all. If the Company is unable to raise the necessary capital, it may need to further reduce expenditures, delay or scale back strategic initiatives, or pursue other alternatives.

These factors collectively raise significant uncertainty regarding our ability to meet our obligations as they become due over the next twelve months. The accompanying unaudited condensed financial statements do not include any adjustments that may result from these uncertainties.

Impact of Inflation

Beginning in 2023, there has been a sharp rise in inflation in the U.S. and globally. The impact on Bitcoin mining in an increase in electricity and mining equipment costs.

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

Cash Flows

	Six Months ended June 30,
	2025	2024
Cash provided by (used in):
Operating activities	$(540)		$(350)
Investing activities	1,350	-
Financing activities	(562)		(345)
Net increase (decrease) in cash and cash equivalents	$248		$(5)

Operating activities

Net cash used by operating activities was $540 for the six months ended June 30, 2025 as compared to net cash used in operating activities of $350 for the six months ended June 30, 2024. Cash provided by operating activities for the six months ended June 30, 2025, primarily consisted of a net income of $232, increased by a cash net gain of $39 from depreciation, reduced by gain on sale of property and equipment of $676 and cash used by working capital of $135.

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

Investing activities

Net cash provided by investing activities during the six months ended June 30, 2025 was $676 resulting from the net proceeds from the sale of our LaFayette, GA property. Net cash provided by investing activities was $0 for the six months ended June 30, 2024.

Financing activities

During the six months ended June 30, 2025, net cash used by financing activities was $562 which consisted of proceeds from common stock to be issued under lease agreement and repayment of loans payable.

During the six months ended June 30, 2024, net cash used in financing activities was $345 which consisted of proceeds from issuance of stock under lease agreement and proceeds from loans payable.

Off–balance sheet arrangements

As of June 30, 2025, we had no obligations, assets or liabilities which would be considered off–balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off–balance sheet arrangements.

Item 3. Quantitative and qualitative disclosures about market risk

Not applicable.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as June 30, 2025 due to the following material weakness in our internal control over financial reporting: Our small number of employees does not allow for sufficient segregation of duties and independent review of duties performed.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer and principal financial officer), we performed a complete documentation of the Company’s significant processes and key controls, and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2025, there were no changes to internal control over financial reporting.

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

Item 2. Unregistered sales of equity securities and use of proceeds

None

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

31	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer and Chief Financial Officer*

32	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer and Chief Financial Officer*

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT CAPITAL INVESTMENTS, INC

Date: December 5, 2025	By:	/s/ Jonathan M. Pfohl
Jonathan M. Pfohl
Interim Chief Executive Officer & Chief Financial Officer

