Form 10-Q
period 2025-09-30
MGT CAPITAL INVESTMENTS, INC.
filed 2025-12-12
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☐ No ☒

As of December 12, 2025, there were 4,340,670,903 shares of the registrant’s Common stock, $0.001 par value per share, issued and outstanding.

MGT CAPITAL INVESTMENTS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

I

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MGT CAPITAL INVESTMENTS, INC.

BALANCE SHEET

(Dollars in thousands, except per-share amounts)

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$32	$6
Accounts receivable	-	45
Other current assets	4	-
Total current assets	36	51

Non-current assets
Property and equipment, at cost, net	-	713
Total assets	$36	$764

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$452	$532
Accounts payable - related party	45	45
Accrued expenses and other payables	326	473
Security deposit	-	45
Note payable	-	1,882
Note payable, related party	15	15
Operating lease liability	-	20
Common stock to be issued	360	240
Total current liabilities	1,198	3,252

Non-current liabilities
Convertible note payable, net of unamortized debt discount of $50	1,170	-
Total liabilities	2,368	3,252

Commitments and Contingencies (Note 8)

Stockholders’ Deficit
Undesignated preferred stock, $0.001 par value, 8,489,800 shares authorized. No shares issued and outstanding at September 30, 2025 and December 31, 2024.	-	-
Series B preferred stock, $0.001 par value, 10,000 shares authorized. No shares issued or outstanding at September 30, 2025 and December 31, 2024.	-	-
Series C convertible preferred stock, $0.001 par value, 200 shares authorized. 0 shares issued and outstanding at September 30, 2025 and December 31, 2024.	-	-
Series D convertible preferred stock, $0.001 par value, 1,000,000 shares authorized. 0 and 650,000 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	-	1
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 4,340,670,903 and 2,490,670,903 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	4,341	2,491
Additional paid-in capital	419,815	421,538
Accumulated deficit	(426,488)	(426,518)
Total stockholders’ deficit	(2,332)	(2,488)

Total Liabilities and Stockholders’ Deficit	$36	$764

The accompanying notes are an integral part of these unaudited condensed financial statements.

MGT CAPITAL INVESTMENTS, INC.

STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue
Bitcoin mining	$-	$47	$29	$88
Hosting services	-	15	58	164
Total revenue	-	62	87	252
Operating expenses
Cost of revenue	-	103	89	302
General and administrative	227	252	576	805
Total operating expenses	227	355	665	1,107
Operating loss	(227)	(293)	(578)	(855)

Other non-operating income (expense)
Interest expense	(26)	(32)	(119)	(83)
Change in fair value of warrant derivative liability	-	516	-	4,042
Change in fair value of derivative liability	-	249	-	2,914
Accretion of debt discount	-	(37)	-	(199)
Gain on sale of property and equipment	-	-	676	-
Gain on settlement of debt	-	-	-	147
Other income	51	1	51	6
Total non-operating income (expense)	25	697	608	6,827
Net income (loss)	$(202)	$404	$30	$5,972

Per-share data
Basic net income (loss) per share	$(0.00)	$0.00	$0.00	$0.01
Basic weighted average number of common shares outstanding	2,664,040,468	1,140,670,903	2,549,095,811	1,023,700,100
Fully diluted net income (loss) per share	$(0.00)	$0.00	$0.00	$0.01
Fully diluted weighted average number of common shares outstanding	2,664,040,468	1,140,670,903	2,589,323,504	1,023,700,100

The accompanying notes are an integral part of these unaudited condensed financial statements.

MGT CAPITAL INVESTMENTS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Common Stock To Be	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Deficit
Balance at January 1, 2024	-	$-	849,170,903	$849	$-	$422,332	$(432,039)	$(8,858)
Conversion of convertible note into common stock	-	-	86,000,000	86	-	208	-	294
Issuance of shares in respect of lease agreement	-	-	8,000,000	8	4	132	-	144
Net income	-	-	-	-	-	-	296	296
Balance at March 31, 2024	-	$-	943,170,903	$943	$4	$422,672	$(431,743)	$(8,124)
Conversion of convertible note into common stock	-	-	40,000,000	40	-	20	-	60
Issuance of shares in respect of lease agreement	-	-	54,000,000	54	(4)	85	-	135
Cashless exercise of warrants and extinguishment of related warrant derivative liability	-	-	103,500,000	104	-	(41)	-	63
Net income	-	-	-	-	-	-	5,272	5,272
Balance at June 30, 2024	-	$-	1,140,670,903	$1,141	$-	$422,736	$(426,471)	$(2,594)
Net income	-	-	-	-	-	-	404	404
Balance at September 30, 2024	-	$-	1,140,670,903	$1,141	$-	$422,736	$(426,067)	$(2,190)
Balance at January 1, 2025	650,000	$1	2,490,670,903	$2,491	$-	$421,538	$(426,518)	$(2,488)
Net loss	-	-	-	-	-	-	(214)	(214)
Balance at March 31, 2025	650,000	$1	2,490,670,903	$2,491	$-	$421,538	$(426,732)	$(2,702)
Net income	-	-	-	-	-	-	446	446
Balance at June 30, 2025	650,000	$1	2,490,670,903	$2,491	$-	$421,538	$(426,286)	$(2,256)
Issuance of common stock to a director, officer & employee	-	-	700,000,000	700	-	(624)	-	76
Issuance of common stock in connection with note exchange agreement	-	-	500,000,000	500	-	(450)	-	50
Conversion of preferred stock into common	(650,000)	(1)	650,000,000	650	-	(649)	-	-
Net loss	-	-	-	-	-	-	(202)	(202)
Balance at September 30, 2025	-	$-	4,340,670,903	$4,341	$-	$419,815	$(426,488)	$(2,332)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MGT CAPITAL INVESTMENTS, INC.

STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities
Net income	$30	$5,972
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	39	153
Gain on sale of property and equipment	(676)	-
Non-cash stock-based compensation	20	-
Change in fair value of warrant derivative liability	-	(4,042)
Change in fair value of derivative liability	-	(2,914)
Accretion of debt discount	-	199
Gain on settlement of debt	-	(147)
Change in operating assets and liabilities
Accounts receivable	45	(12)
Intangible digital assets	(4)	(15)
Accounts payable	(80)	163
Accounts payable - related party	-	25
Accrued expenses	(91)	146
Security deposit	(45)	-
Net cash used in operating activities	(762)	(472)

Cash Flows From Investing Activities
Proceeds from sale of property	1,350	-
Net cash provided by investing activities	1,350	-

Cash Flows From Financing Activities
Proceeds from issuance of stock under lease agreement	100	359
(Repayment of) proceeds from loans payable	(662)	105
Net cash provided by (used in) financing activities	(562)	464

Net change in cash and cash equivalents	26	(8)
Cash and cash equivalents, beginning of period	6	8
Cash and cash equivalents, end of period	$32	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$63	$28
Cash paid for income tax	$-	$-
Non-cash investing and financing activities
Conversion of Series D Preferred stock into shares of common stock	$1	$-
Issuance of common stock in connection with note exchange agreement	$50	$-
Issuance of common stock to a director	$56	$-
Cashless exercise of warrants and extinguishment of related warrant derivative liability	$-	$63
Conversion of convertible note into common stock	$-	$157

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

Cryptocurrency mining

MGT Capital Investments, Inc. (“MGT” or the “Company”) has historically operated in the Bitcoin mining and hosting industry. During the nine months ended September 30, 2025, the Company’s operations consisted of both hosting services for third-party miners and self-mining activities at its facility in LaFayette, Georgia. Revenue was generated from (i) fixed-fee hosting contracts with customers and (ii) the mining of Bitcoin using Company-owned machines, the proceeds of which were converted to U.S. dollars shortly after receipt.

During the period, the Company’s mining activity also included the use of approximately 115 third party-owned miners that management considered abandoned. The Company offered third-party owners of miners a hosting service whereby MGT operated and maintained miners for a fixed monthly fee. All miners, both Company-owned and hosted, were housed in a modified shipping container on property owned by the Company in Georgia. On March 15, 2025, the Company’s lease with its primary hosting customer expired and the Company discontinued its own self-mining activities. As of September 30, 2025 and December 12, 2025, the Company continued to own 35 Antminer S19 Pro miners with the capability of providing approximately 3 Petahashes per second (“PH/s”) of hash power for self-mining. These miners were placed in storage pending evaluation of redeployment alternatives.

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

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10–Q and Rule 8 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission (“SEC”) on November 10, 2025. Operating results for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ended December 31, 2025.

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

Inflation

Electricity and other prices are vulnerable to inflation which may increase the Company’s mining costs and operating expenses including the cost of mining equipment.

Note 2. Going Concern and Management’s Plans

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2025, the Company had incurred significant operating losses since inception and continues to generate losses from operations. As of September 30, 2025, the Company had an accumulated deficit of $426,488. As of September 30, 2025, MGT’s cash and cash equivalents were $32.

Since January 2023, the Company has secured over $2,000 in working capital through the issuance of a convertible note, the sale of equity and warrants, proceeds from the sale of assets and related party notes. In addition, management has made modifications to simplify our capital structure and extend maturities of our debt to provide additional financial and strategic flexibility. Management intends to continue raising capital through debt and equity as opportunities arise to meet our on-going working capital needs

Following the cessation of its digital-asset mining operations in March 2025 and the sale of its LaFayette, Georgia facility in May 2025, the Company currently does not have any active revenue-generating operations. In addition, there have been management changes and the Company will require additional funding to re-establish and grow its operations. New leadership is overseeing strategic and financing initiatives and there can be no assurance however that the Company will be able to raise additional capital when needed to support these efforts, or at terms deemed acceptable, if at all.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents. The Company’s combined accounts were $32 and $6 as of September 30, 2025, and December 31, 2024, respectively. Accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of September 30, 2025, and December 31, 2024, the Company had $0 and $0, respectively, in excess of the FDIC insurance limit.

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

For the periods ended September 30, 2025, the Company converted all crypto assets received from mining activities to U.S. dollars shortly after receipt and did not hold any crypto assets at September 30, 2025, or December 31, 2024; therefore, adoption of ASU 2023-08 did not have a material impact on the Company’s financial statements.

The following table presents the activities of digital currencies for the periods ended September 30, 2025 and December 31, 2024:

Crypto assets at January 1, 2024	$-
Additions from mining activities	143
Realized gain on sale of crypto assets	8
Sales of crypto assets	(151)
Crypto assets at December 31, 2024	-
Additions from mining activities	29
Realized gain on sale of crypto assets	-
Sales of crypto assets	(29)
Effect of adoption of ASU 2023-08 ¹	-
Crypto assets at September 30, 2025	$-

¹	Effective January 1, 2025, the Company adopted ASU 2023-08, Accounting for and Disclosure of Crypto Assets (ASC 350-60). Adoption did not result in any cumulative- effect adjustment to retained earnings because no crypto assets were held at December 31, 2024 or September 30, 2025.

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

The following tables present segment revenue and operating loss, including the significant expense items reviewed by the CODM, for the three and nine months ended September 30, 2025 and 2024:

Three and Nine Months Ended September 30, 2025

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Total Revenues	$-	$87
Less: Cost of Revenues: Depreciation	-	39
Electricity and other expenses	-	50
Less: General and administrative	227	576
Operating loss	$(227)	$(578)

Three and Nine Months Ended September 30, 2024

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Total Revenues	$62	$252
Less: Cost of Revenues: Depreciation	49	154
Electricity and other expenses	54	148
Less: General and administrative	252	805
Operating loss	$(293)	$(855)

The following table reconciles operating loss reviewed by the CODM to net income (loss) for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating loss reviewed by CODM	$(227)	$(293)	$(578)	$(855)
Other income (expense)	25	697	608	6,827
Net income (loss)	$(202)	$404	$30	$5,972

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

Hosting Revenues

We received revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $0 and $58 from these sources during the three and nine months ended September 30, 2025, respectively. The Company recognized $15 and $164 from these sources during the three and nine months ended September 30, 2024, respectively. During the nine months ended September 30, 2025 one customer accounted for 100% of hosting revenue. During the three and nine months ended September 30, 2024, one customer accounted for 100% and three customers accounted for 100%, respectively, of hosting revenue. After a hosting agreement expires, the Company no longer recognizes hosting revenue for the related miners.

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

Accordingly, the computation of diluted loss per share for the three months ended September 30, 2025, excludes 1,220,240,000 shares issuable upon the conversion of convertible notes payable. Since the Company had net income for the nine months ended September 30, 2025, these shares are included in the fully diluted weighted average shares for the period. The computation of diluted loss per share for the three and nine months ended September 30, 2024 excludes 2,043,808,450 shares issuable upon the exercise of outstanding warrants and 622,131,340 shares issuable upon the conversion of convertible notes payable.

Fair Value Measurement and Disclosures

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

As of September 30, 2025, and December 31, 2024, our financial instruments consisted primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses and other payables. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

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

ASU 2023-08 – Accounting for and Disclosure of Crypto Assets (ASC 350-60): ASU 2023-08 establishes guidance for measuring certain crypto assets at fair value, with changes in fair value recognized in net income each reporting period and requires expanded disclosures regarding such holdings. The Company applied the new guidance prospectively and recorded no cumulative-effect adjustment to beginning retained earnings because it did not hold any crypto assets as of December 31, 2024. Adoption of this standard did not have a material impact on the Company’s financial statements for the quarter ended September 30, 2025. Future holdings of crypto assets, if any, will be measured and disclosed in accordance with the new standard.

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

Note 4. Property and

Property and equipment consisted of the following:

	As of
	September 30, 2025	December 31, 2024
Land	$-	$55
Computer hardware and software	-	10
Bitcoin mining machines	70	70
Infrastructure	-	1,185
Containers	-	403
Property and equipment, gross	70	1,723
Less: Accumulated depreciation	(70)	(1,010)
Property and equipment, net	$-	$713

The Company recorded depreciation expense of $0 and $39 for the three and nine months ended September 30, 2025, respectively. The Company recorded depreciation expense of $49 and $153 for the three and nine months ended September 30, 2024, respectively.

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

Following completion of the sale, the Company continues to own 35 Antminer S19 Pro miners with a carrying amount of property and equipment of $0 as of September 30, 2025.

Note 5. Note Payable

November 2024 Note

On November 1, 2024, the Company exchanged its previously outstanding convertible note for a new secured note in the principal amount of $1,620, with interest at 8% per annum and a maturity of December 31, 2025 (the “November 2024 Note”). In case of an event of default under the November 2024 Note, interest shall accrue at the lesser of (i) a rate of 12% per annum or (ii) the maximum amount permitted by law, and once the event of default is cured, the interest rate shall revert to 8% per annum. Furthermore, under the terms of the November 2024 Note, an event of default may result, at the holder’s election, in the accelerated maturity of the note, in which case 110% of the principal of and accrued and unpaid interest on the note will automatically become due and payable. The Company recorded interest expense of $26 and $119 for the three and nine months ended September 30, 2025, respectively.

On May 13, 2025, the Company used $400 of the cash proceeds from the sale of its LaFayette, Georgia facility (see Note 4 – Property, Plant and Equipment) to make a partial repayment of principal and accrued interest on the November 2024 Note. After this payment, the outstanding principal balance was $1,220 as of September 30, 2025. The November 2024 Note was exchanged for a new Convertible Note of equal face value in September 2025 (refer to “September 2025 Note” section disclosed below).

New Promissory Note

Also on November 1, 2024, the Company’s lender consolidated three prior short-term loans (totaling $200 principal plus accrued interest) into a single non-convertible promissory note with a principal balance of $242 and an interest rate of 8% per annum (the “New Promissory Note”). The New Promissory Note matures on December 31, 2025.

On May 13, 2025, the Company used $262 of the cash proceeds from the sale of its LaFayette, Georgia facility (see Note 4 – Property, Plant and Equipment) to make full repayment of principal and accrued interest on the New Promissory Note. The Company recorded interest expense of $0 and $9 for the three and nine months ended September 30, 2025, respectively.

September 2025 Note

On September 22, 2025, the Company entered into a Secured Exchange Note Exchange Agreement with November 2024 Note holder, pursuant to which the parties agreed to exchange the Company’s outstanding November 2024 Note. As of the exchange date, the November 2024 Note had an outstanding principal balance of $1,220, bore interest at 8% per annum, and was scheduled to mature on December 31, 2025. Under the Exchange Agreement, the holder surrendered the 2024 Note in exchange for (i) a new secured convertible promissory note (the “September 2025 Note”) issued in the principal amount of $1,220, bearing interest at 8% per annum and maturing on December 31, 2027, and (ii) 500,000,000 shares of the Company’s common stock. The equity consideration was valued at $0.0001 per share, resulting in a fair value of $50 as of the issuance date. The September 2025 Note is convertible into common shares at $0.001 per share.

The Company reviewed the transaction under ASC 470-50 and concluded that the revised terms do not constitute a substantial modification. Accordingly, the transaction is accounted for as a modification of the existing November 2024 Note. The value of the equity in the transaction was $50 and recorded as a debt discount in accordance with ASC 470. The conversion feature added by the modification was determined to be non-substantive under ASC 470. No gain or loss was recognized as a result of the modification. The note continues to be carried at its previous amortized cost basis, adjusted for the $50 debt discount, which will be amortized over the remaining term of the note.

Loans Payable – Related Party

On August 1, 2023 a former executive loaned the Company $15. The loan bears interest at an annual rate of 4.43%. A maturity date has not yet been set. For the three and nine months ended September 30, 2025 and 2024, respectively, the Company recorded $0.1 and $0.5 of interest expense in respect of this loan.

Note 6. Leases

The Company is not a party to any leases. As a result, the Company did not record rent expense for the three and nine months ended September 30, 2025 and 2024. The lease liability disclosed on the condensed balance sheet is the loss on lease incentive recorded in April 2023 (See Note 8).

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

On September 22, 2025, the Company issued 500,000,000 shares of common stock as part of restructuring its 2024 Notes. The issuance was exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended. (See Note 5 for accounting treatment under ASC 470-50.)

Additionally, on September 22, 2025, the Company issued 650,000,000 shares of common stock upon conversion of 650,000 shares of Series D Preferred Stock. The converted shares represented all outstanding Series D Preferred Stock. The issuance was exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

On September 23, 2025, the Company issued (i) 100,000,000 shares of common stock valued at $10 to its Interim CEO and CFO, Jonathan M. Pfohl, (ii) 100,000,000 shares of common stock valued at $10 to another employee, and (iii) 500,000,000 shares of common stock to Director Michael Onghai in exchange for or waiver of $56 in outstanding director fees. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Preferred stock

On November 1, 2024, the company issued 650,000 shares of Series D Preferred Stock. This Series D Preferred was outstanding at December 31, 2024 and each share is convertible into common shares on a one-for-one thousand (1-for-1,000) basis. On September 22, 2025, all outstanding Series D Preferred Stock was exchanged for 650,000,000 common shares.

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

The Company applied the guidance under ASU 2021-05 and determined that it would be appropriate to account for the entire loss at commencement and recognize that loss as a future equity commitment. The loss is based on the difference between the amount of cash to be received under the contract and the fair value of the stock to be issued under the contract. As the lease commenced on April 1, 2023, the Company began accounting for the lease on that date. At lease inception, the Company recorded a lease incentive loss of $184 and recorded an operating lease liability in the corresponding amount. The lease liability will be reduced over the lease term period in conjunction with the issuance of the shares.

During the three and nine months ended September 30, 2025, the Company received $0 and $113, respectively and reduced the lease liability by $0 and $20, issued 0 and 0 shares of common stock, and recorded 0 and 56,000,000 shares of common stock to be issued. During the three and nine months ended September 30, 2024, the Company received $120 and $359, respectively, issued 54,000,000 and 62,000,000 shares of common stock and reduced the lease liability by $4 and $32. On March 15, 2025, the lease agreement with the Tenant expired. At September 30, 2025, the Company recorded a liability of $360 for 88,000,000 shares of common stock potentially issuable under the Agreements.

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

Note 9. Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. During the three and nine months ended September 30, 2025, the Company made contributions to the 401(k) Plan of $0 and $0, respectively. During the three and nine months ended September 30, 2024, the Company made contributions to the 401(k) plan of $1 and $2, respectively.

Note 10. Related Party Transactions

On September 23, 2025, the Company issued shares of its common stock to a director. The Company issued 500,000,000 shares of common stock to a director in settlement of $56 of previously accrued fees. The shares have a par value of $0.001, resulting in $500 recorded to common stock. The excess of par value over the liability settled, totaling $444, was recorded as a reduction to additional paid-in capital. No incremental compensation expense was recognized as the related services had been fully accrued in prior periods.

In separate transactions on September 23, 2025, the Company issued 100,000,000 shares to its Interim CEO & CFO and 100,000,000 shares to an employee. The shares were granted at a fair value of $0.0001 per share, resulting in compensation expense of $10 for each grant. The shares carry a par value of $0.001, resulting in $100 recorded to common stock for each issuance. The excess of par value over the fair value of the shares issued, totaling $90 for each grant, was recorded as a reduction to additional paid-in capital.

Loans Payable – Related Party

On August 1, 2023, a former executive loaned the Company $15. The loan bears interest at an annual rate of 4.43%. A maturity date has not yet been set. For the three and nine months ended September 30, 2025 and 2024, respectively, the Company recorded $0.1 and $0.5 of interest expense in respect of this loan.

Accounts Payable – Related Party

During the year ended December 31, 2023, a former executive paid consultants reimbursable by the Company in the amount of $20, which are outstanding as of September 30, 2025. During the period ended September 30, 2024, an executive paid legal fee reimbursable by the company in the amount of $25, which are outstanding as of September 30, 2025.

Note 11. Subsequent Events

The Company has evaluated subsequent events through the date these unaudited condensed financial statements were available to be issued and determined that no material events occurred after September 30, 2025 requiring adjustment or disclosure in the accompanying unaudited condensed financial statements.

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

MGT Capital Investments, Inc. (“MGT” or the “Company”) has historically operated in the Bitcoin mining and hosting industry. During the nine months ended September 30, 2025, the Company’s operations consisted of both hosting services for third-party miners and self-mining activities at its facility in LaFayette, Georgia. Revenue was generated from (i) fixed-fee hosting contracts with customers and (ii) the mining of Bitcoin using Company-owned machines, the proceeds of which were converted to U.S. dollars shortly after receipt.

During the period, the Company’s mining activity also included the use of approximately 115 third party-owned miners that management considered abandoned. The Company offered third-party owners of miners a hosting service whereby MGT operated and maintained miners for a fixed monthly fee. All miners, both Company-owned and hosted, were housed in a modified shipping container on property owned by the Company in Georgia. On March 15, 2025, the company’s lease with its primary hosting customer expired and the company discontinued its own self-mining activities. As of September 30, 2025, and December 12, 2025, the Company continued to own 35 Antminer S19 Pro miners with fully depreciated carrying value of $0 providing approximately 3 PH/s of hash power for self-mining. Theses miners were placed in storage pending evaluation of redeployment alternatives.

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

In March 2025, the Company began evaluating alternatives for its LaFayette, Georgia hosting facility following the expiration of its primary hosting agreement. A plan to dispose of the facility was not approved until April 1, 2025, and the disposal occurred in May 2025. As such, the Company’s analysis and presentation as all periods reflect continued operations.

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

Hosting Revenues

We received revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $0 and $58 from these sources during the three and nine months ended September 30, 2025, respectively. The Company recognized $15 and $164 from these sources during the three and nine months ended September 30, 2024, respectively. During the nine months ended September 30, 2025, one customers accounted for 100% of hosting revenue. During the three and nine months ended September 30, 2024, one customers accounted for 100% and three customers accounted for 100%, respectively, of hosting revenue. After a hosting agreement expires, the Company no longer recognizes hosting revenue for the related miners.

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

Results of operations

During the three and nine months ended September 30, 2025, the Company recorded a gain on the sale of its LaFayette, Georgia facility. Consistent with ASC 360, this transaction is presented within continuing operations. Management concluded the disposal does not represent a strategic shift under ASC 205-20 and therefore the Company has not reclassified historical results as discontinued operations.

Three months ended September 30, 2025 and 2024

Revenues

Our revenues for the three months ended September 30, 2025 decreased by $62, or 100%, to $0, compared to $62 for the three months ended September 30, 2024. Our revenue is partly derived from cryptocurrency mining, which totaled $0 for the three months ended September 30, 2025 and $47 during the three months ended September 30, 2024. The decrease in revenues from mining activities for this period is due to the cessation of self-mining activities in March 2025.

We also receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $0 and $15 during the three months ended September 30, 2025 and 2024, respectively. The decrease in revenues for this period is due to expiration of our lease with our primary hosting customer in March 2025.

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

Operating Expenses

Operating expenses for the three months ended September 30, 2025 decreased by $128 or 36%, to $227, as compared to $355 for the three months ended September 30, 2024. The decrease in operating expenses was primarily due to the cessation of self-mining and hosting activities in March 2025 resulting in a decrease in in cost of revenue of $103 and a decrease in general and administrative expenses of $25.

The decrease in cost of revenue of $103 or 100% to $0 for the three months ended September 30, 2025, as compared to $103 for the three months ended September 30, 2024 was primarily due to the cessation of mining and hosting activities at the LaFayette facility in March 2025. The decrease in general and administrative expenses of $25 or 10%, to $227 for the three months ended September 30, 2025, as compared to $252 for the three months ended September 30, 2024, was primarily due to decreases in consulting services of $70, payroll fees of $13 and audit fees of $17, offset by an increases in legal fees of $39, investor relations of $16 and stock-based employee compensation of $20.

Other Income and Expense

For the three months ended September 30, 2025, non–operating income of $25 consisted of interest expense of $26 and other income of $51. During the comparable period ended September 30, 2024, non–operating income of $697 consisted primarily of gain on the change in fair value of warrant derivative liabilities of $516, gain on the change in fair value of derivative liability of $249, other income of $1, offset by accretion of debt discount of $37, and interest expense of $32.

Nine months ended September 30, 2025 and 2024

Revenues

Our revenues for the nine months ended September 30, 2025 decreased by $165, or 65%, to $87, as compared to $252 for the nine months ended September 30, 2024. Our revenue is partly derived from cryptocurrency mining, which totaled $29 for the nine months ended September 30, 2025 and $88 during the nine months ended September 30, 2024. The decrease in revenues from our mining activities for this period is due to the cessation of hosting and self-mining activities in March 2025.

We also receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $58 and $164 during the nine months ended September 30, 2025 and 2024, respectively. The decrease in revenues for this period is due to expiration of our lease with our primary hosting customer in March 2025.

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

Operating Expenses

Operating expenses for the nine months ended September 30, 2025 decreased by $442 or 40%, to $665, as compared to $1,107 for the nine months ended September 30, 2024. The decrease in operating expenses was primarily due to a decrease in cost of revenue of $213 and a decrease in general and administrative expenses of $229.

The decrease in cost of revenue of $213 or 71% to $89 for the nine months ended September 30, 2025, as compared to $302 for the nine months ended September 30, 2024 was primarily due to decreased electricity and depreciation costs. The decrease in general and administrative expenses of $229 or 28%, to $576 for the nine months ended September 30, 2025, as compared to $805 for the nine months ended September 30, 2024, was primarily due to a decrease in consulting services of $72, payroll fees of $147, audit fees of $29 and an insurance refund of $18, offset by an increase in investor relations of $15, insurance of $15 and legal fees of $7.

Other Income and Expense

For the nine months ended September 30, 2025, non–operating income of $608, consisted primarily of gain on the sale of property and equipment of $676 and other income of $51, offset by interest expense of $119. For the nine months ended September 30, 2024, non–operating income of $6,827, consisted primarily of gain on the change in fair value of warrant derivative liabilities of $4,042, gain on the change in fair value of derivative liability of $2,914, gain on settlement of debt of $147, and other income of $6, offset by accretion of debt discount of $199, and interest expense of $83.

Liquidity and capital resources

Sources of Liquidity

We have historically financed our business through the sale of debt and equity interests.

On November 1, 2024, the Company completed a comprehensive debt restructuring (the “Project Nickel Transaction”) that consolidated prior convertible instruments and short-term loans into new non-convertible notes. As part of this transaction, the Company issued (i) a new promissory note with a principal balance of $1,620, bearing interest at 8% per annum and maturing December 31, 2025, and (ii) a new non-convertible promissory note with a principal balance of $240, bearing interest at 8% per annum and maturing December 31, 2025. The restructuring also eliminated all previously outstanding derivative liabilities and preferred stock, simplifying the Company’s capital structure.

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

On September 22, 2025, the Company entered into a note exchange transaction with our secured lender. As part of the transaction, we issued a new secured convertible promissory note in the principal amount of $1,220 with a maturity date of December 31, 2027, in exchange for the surrender and cancellation of our prior secured note that was originally scheduled to mature on December 31, 2025. We also issued 500,000,000 shares of common stock as additional consideration to the lender. The Company accounted for this transaction as a modification of the existing secured note rather than an extinguishment under ASC 470-50; no gain or loss was recognized. This transaction extended our secured debt maturity by approximately two years, providing additional time to execute our operational plans and reducing short-term liquidity pressure. No cash was used to complete the transaction.

On September 23, 2025, we issued shares of our common stock to a director, our Interim CEO & CFO, and an employee. These issuances reduced accrued liabilities and resulted in non-cash compensation expense where applicable. Because our common stock carries a par value of $0.001, the par-value requirement resulted in corresponding adjustments to additional paid-in capital. These equity issuances did not require the use of cash and increased total stockholders’ equity. These equity grants did not impact our cash position, as the obligations were satisfied through the issuance of common stock. The settlement of the director’s accrued fees reduced current liabilities, and the compensation-related grants resulted in non-cash expenses recorded during the period. We continue to evaluate the use of equity-based arrangements, where appropriate, to conserve cash while aligning compensation with Company performance and service requirements.

We have incurred significant operating losses since inception and continue to generate losses from operations and as of September 30, 2025 have an accumulated deficit of $426,488. At September 30, 2025, our cash and cash equivalents were $32, and our working capital deficit was $1,162.

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

Crypto Asset Market Developments

The cryptocurrency market remains volatile, affected by regulatory scrutiny, exchange failures, and enforcement actions. Declines in Bitcoin prices or additional regulatory constraints could further impact the Company’s ability to re-enter mining or related operations. Conversely, improvements in the market could present strategic opportunities.

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

Cash Flows

	Nine Months ended September 30,
	2025	2024
Cash provided by (used in):
Operating activities	$(762)	$(472)
Investing activities	1,350	-
Financing activities	(562)	464
Net increase (decrease) in cash and cash equivalents	$26	$(8)

Operating activities

Net cash used in operating activities was $762 for the nine months ended September 30, 2025 as compared to net cash used in operating activities of $472 for the nine months ended September 30, 2024. Cash used in operating activities for the nine months ended September 30, 2025, primarily consisted of net income of $30, adjusted by a gain on sale of property and equipment of $676, $39 from depreciation, stock-based compensation of $20 and increased by cash used by working capital of $175.

Net cash used in operating activities was $472 for the nine months ended September 30, 2024. Cash used in operating activities for the nine months ended September 30, 2024, primarily consisted of a net income of $5,972 offset by non-cash net gain of $6,751 which includes depreciation of $153, gain on the change in fair value of derivative liability of $2,914, gain on the change in fair value of warrant derivative liability of $4,042, gain on settlement of debt of $147, amortization of note discount of $199 and cash provided by working capital of $307.

Investing activities

Net cash provided by investing activities during the nine months ended September 30, 2025 was $1,350 from the sale of assets. Net cash provided by investing activities was $0 for the nine months ended September 30, 2024.

Financing activities

During the nine months ended September 30, 2025, net cash used by financing activities was $562 which consisted of proceeds from common stock to be issued under lease agreement and repayment of loans payable. During the nine months ended September 30, 2024, net cash provided by financing activities was $464 which consisted of proceeds from issuance of stock under lease agreement and proceeds from loans payable.

Off–balance sheet arrangements

As of September 30, 2025, we had no obligations, assets or liabilities which would be considered off–balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off–balance sheet arrangements.

Item 3. Quantitative and qualitative disclosures about market risk

Not applicable.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as September 30, 2025 due to the following material weakness in our internal control over financial reporting: Our small number of employees does not allow for sufficient segregation of duties and independent review of duties performed.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer and principal financial officer), we performed a complete documentation of the Company’s significant processes and key controls, and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2025, there were no changes to internal control over financial reporting.

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

MGT CAPITAL INVESTMENTS, INC

Date: December 12, 2025	By:	/s/ Jonathan M. Pfohl
Jonathan M. Pfohl
Interim Chief Executive Officer & Chief Financial Officer

