Form 10-K
period 2025-12-31
MGT CAPITAL INVESTMENTS, INC.
filed 2026-03-17
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2025, the last trading day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $683,953, based on the closing price of the OTC Pink Marketplace of $0.0006.

As of March 16, 2026, the registrant had outstanding 5,015,670,903 shares of common stock, $0.001 par value.

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Item 1A. Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

●	Our history of operating losses and the uncertainty of achieving or maintaining profitability;
●	Our current lack of active revenue-generating operations and our dependence on identifying and successfully pursuing new business opportunity;
●	Our ability to obtain adequate financing on acceptable terms and in a timely manner to fund operations and strategic initiatives;
●	Risks related to our current trading status on the OTCID Market, including limited liquidity for our common stock;
●	Dilution resulting from the issuance of significant amounts of common stock in connection with financings, conversions, and compensation arrangements;
●	Our dependence on the continued service of key management, particularly our Interim Chief Executive Officer and Chief Financial Officer; and
●	Regulatory and compliance risks associated with our prior involvement in the digital asset industry and any future strategic initiatives.

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

All dollar amounts set forth in this Annual Report as of and for the year ended December 31, 2025 on this Form 10–K are in thousands, except per–share amounts.

PART I

Item 1. Business

The Company is a Delaware corporation incorporated in 2000. MGT was originally incorporated in Utah in 1977. MGT’s corporate office is in Melbourne, Florida.

Historically, the Company has operated in the cryptocurrency mining and hosting industry, with a primary focus on Bitcoin. During the fiscal year ended December 31, 2025, our business underwent a significant strategic transition following the cessation of active mining operations and the sale of our primary operating facility.

Recent Operational Developments

For a significant portion of the fiscal year ended December 31, 2025, our operations consisted of hosting services for third-party miners and self-mining activities at our company-owned facility in LaFayette, Georgia. However, several material events occurred during 2025 that have altered our current business status:

●	In March 2025, the lease with our largest hosting customer expired, and we discontinued our remaining self-mining activities.
●	On May 13, 2025, we completed the sale of our LaFayette, Georgia facility, including several acres of land, electrical infrastructure, and mining containers, to CSRE Properties LLC for $1,350.
●	As of December 31, 2025, the Company continues to own 35 Antminer S19 Pro miners, providing about 3 Ph/s in potential hash power. These units have been relocated to storage; we are actively seeking the best alternative for the use of such assets.

Strategy

MGT’s historical business strategy was to maximize the value of its existing digital asset mining equipment while leveraging the Company’s expertise in developing and operating Bitcoin mining and hosting operations. In conjunction with our existing assets, our management is currently engaged in a strategic review process to determine the best use of our assets and other potential business opportunities. While we have historically maximized the value of our digital asset mining equipment, our immediate priorities include:

●	Maintaining Compliance: We have recently resolved delays in SEC periodic reporting and have regained full reporting status. Retaining full reporting status is of critical importance.
●	Preserving Liquidity: Actively managing remaining corporate infrastructure and resources while minimizing overhead to manage limited capital resources
●	Strategic Alternatives: Identifying and executing new ventures that can generate sustainable cash flow and long-term shareholder value. This evaluation includes potential mergers, acquisitions, or new business lines that may leverage our expertise in technology, digital assets and data infrastructure.

The Bitcoin Mining Industry

Bitcoin mining entails solving complex mathematical problems using ASIC computers to perform calculations and add transaction blocks to the Blockchain ledger. Miners are rewarded with a fixed number of Bitcoin and network transaction fees.

●	The Halving: The Bitcoin protocol includes an event known as “Halving” where the block reward is reduced by 50% roughly every four years. The most recent Halving occurred in April 2024, resulting in a reward of 3.125 Bitcoin per block.

●	Industry Competition: As a Bitcoin mining company our industry was very new and subject to rapid change and constant innovation. We faced significant competition, including from companies that entered this space earlier than us and are better capitalized, with vertically integrated business models. Some of these companies were also our suppliers. We competed to attract, engage, and retain personnel, educated and skilled in the Blockchain and cryptocurrency mining space. The mining industry is highly competitive, featuring participants ranging from individual users to large-scale, vertically integrated enterprises like Bitmain, Riot Platforms, Inc., and Marathon Digital Holdings, Inc.

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

Employees

Currently the Company has two full-time employees. We are currently dependent on our sole executive officer, Jonathan M. Pfohl, who serves as Interim Chief Executive Officer and Chief Financial Officer. The employees are not represented by a labor union, and the Company believes it maintains good relations with all employees.

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

Summary of Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks summarized below, which are explained in detail in the following pages:

●	Operational Status: We currently have no active revenue-generating operations following the sale of our mining facility in May 2025.
●	Strategic Transition: Our future depends entirely on successfully identifying a redevelopment and use of our existing assets and developing a successful business strategy, which may not occur on acceptable terms or at all.
●	Going Concern: Our auditors have expressed substantial doubt about our ability to continue as a going concern.
●	Management Concentration: We are dependent on a single executive officer, Jonathan Pfohl, to lead our transition and reporting compliance.
●	Capital Requirements: We require significant additional capital to fund operations; future equity issuances will result in substantial dilution.
●	Digital Asset Volatility: Our remaining mining equipment and any future crypto-related strategy are subject to the extreme volatility of Bitcoin prices.
●	Market and Trading Risks: Our stock is quoted on the OTCID Basic Market, is a “penny stock,” and faces limited liquidity.

I. Risks Related to Our Current Operational Status and Strategic Transition

Our future depends on redeploying our existing assets and identifying and executing new business opportunities.

As of March 2025, we ceased all self-mining operations and the lease with our largest hosting customer expired. In May 2025, we sold our hosting facility; as a result, we currently have no active revenue-generating operations, and our ability to create shareholder value depends on successfully identifying, acquiring, or developing new business opportunities. The Company is actively pursuing new opportunities, including economic deployment of the Bitcoin Mining equipment that it continue to own, but there can be no assurance that we will be able to successfully identify or consummate any such opportunities on acceptable terms, or at all. Until such time, we will rely on our available resources to fund corporate expenses, and we may need to raise additional capital. Failure to secure new operations or additional financing would materially and adversely affect our business, financial condition, and results of operations

Our auditors have issued a “going concern” audit opinion expressing substantial doubt about our ability to continue as a going concern.

Our independent auditors have indicated in their report on our December 31, 2025 and 2024 financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements incorporated in this Annual Report have been prepared assuming that we will continue as a going concern for one year from the date the financial statements are issued and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation. As of December 31, 2025, we had an accumulated deficit of $426.7 million and a history of recurring losses. This “going concern” doubt may make it more difficult for us to raise capital or enter into strategic transactions. If we are unable to continue as a going concern, you could lose your entire investment.

Our executive leadership has recently changed, and our business is now highly dependent on the continued services of our sole officer, which presents a significant risk.

Effective as of July 1, 2025, Jonathan Pfohl became the Company’s Chief Financial Officer and Interim Chief Executive Officer. Mr. Pfohl is currently the only officer of the Company. Our success is highly dependent on the continued services of Mr. Pfohl. The loss of his services, or the diversion of his attention from his management duties for any reason, would leave us without executive leadership, which could significantly disrupt our business and growth opportunities. We do not have key man insurance on his life. The market for highly qualified personnel in this industry is very competitive, and we may be unable to attract a suitable replacement in a timely manner, on favorable terms, or at all.

II. Risks Related to Digital Assets and Remaining Mining Equipment

The value of our remaining assets and the feasibility of future mining are tied to the volatile price of Bitcoin.

We continue to own 35 Antminer S19 Pro mining units currently held in storage. The economic viability of redeploying these assets is directly impacted by the market price of Bitcoin, which has experienced extreme volatility in 2025 and we expect it to continue to do so. Any sustained decline in Bitcoin prices may render our equipment obsolete or prevent us from restarting profitable operations.

Bitcoin is subject to Halving, meaning that the Bitcoin rewarded for solving a block will be reduced in the future and its value may not commensurately adjust to compensate us for such reductions, and the overall supply of Bitcoin is finite.

Bitcoin is subject to Halving, which is the process by which the Bitcoin reward for solving a block is reduced by 50% every 210,000 blocks that are solved. This means that the amount of Bitcoin we (or any other miner) are rewarded for solving a block in the Blockchain is permanently cut in half. For example, the last Halving occurred in April 2024, resulting in a revised payout of 3.125 Bitcoin per block solved, down from the previous reward rate of 6.25 Bitcoin per block solved. There can be no assurance that the price of Bitcoin will sufficiently increase to justify the increasingly high costs of mining for Bitcoin given the Halving feature. If a corresponding and proportionate increase in the trading price of these cryptocurrencies does not follow these anticipated Halving events, the revenue we earn from our mining operations will see a corresponding decrease, which would have a material adverse effect on our business and operations. To illustrate, even if the price of Bitcoin remains at its price as of today, all other factors being equal (including the same number of miners and a stable hash rate) our revenue would decrease substantially upon the next Halving.

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

Bitcoin mining is subject to risks associated with our need for significant electrical power.

Our historical Bitcoin mining operations required significant amounts of electrical power and increases in energy usage or rates directly affected our operating costs. If we are successful in re-establishing our Bitcoin mining operations, we must have access to economical electrical power. Any interruption or loss of access to electricity, or any significant increase in rates, could have materially and adversely affected our mining operations and results of operations during the reporting period. Prolonged power outages or unavailability of electrical power also has the potential to disrupt operations, reduce mining efficiency, or result in the temporary cessation of mining activity, which would adversely affect our financial performance.

III. Risks Related to Our Financial Condition and Capital Structure

We will require significant additional capital to fund our transition which will cause substantial dilution.

We will likely continue to operate at a loss, and we expect to need to raise additional capital to expand our operations and pursue our growth strategies, including potentially the acquisition of new or additional miners, and to respond to competitive pressures or unanticipated working capital requirements. We may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely affect our existing operations. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per-share value of our common stock could decline. Furthermore, if we engage in additional debt financing, the holders of such debt would have priority over the holders of common stock on order of liquidation preference. We may be required to accept terms that restrict our ability to incur additional indebtedness or take other actions including terms that require us to maintain specified liquidity or other ratios that could otherwise not be in the interests of our stockholders.

Our common stock is deemed a “penny stock,” which makes it more difficult for our investors to sell their shares.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934 (the “Exchange Act”). The penny stock rules generally apply to companies whose common stock trades at less than $5.00 per share, subject to specific exceptions. Such exceptions include among others any equity security listed on a national securities exchange and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000, if such issuer has been in continuous operation for three years, (ii) net tangible assets of at least $5,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000 for the last three years. The “penny stock” designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker dealers to solicit purchases of our common stock and therefore reduce its liquidity.

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

Additional equity financings or other share issuances by us, including shares issued in connection with strategic alliances and corporate partnering transactions, and shares issued on the conversion of outstanding notes could adversely affect the market price of our common stock. Sales by existing shareholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the market price of our common stock to drop.

There are substantial risks related to ownership of our common stock.

The market price of our common stock is highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

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

IV. General Risk Factors

The Company’s internal control of financial reporting has material weaknesses.

Due to the small size of the Company, the Company does not maintain sufficient segregation of duties to ensure the processing, review and authorization of all transactions including non-routine transactions.

The Bitcoin we may mine may be subject to loss, damage, theft or restriction on access.

There is a risk that some or all of the Bitcoin we mine could be lost or stolen. In general, cryptocurrencies are stored in cryptocurrency sites commonly referred to as “wallets” by holders of cryptocurrencies which may be accessed to exchange a holder’s cryptocurrency assets. Access to our Bitcoin could also be restricted by cybercrime (such as a denial-of-service attack). While we take steps to attempt to secure the Bitcoin we hold, there can be no assurance our efforts to protect our digital assets will be successful.

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

Our director and officer liability insurance may not be sufficient to cover all potential liabilities and we may be required to incur substantial costs to maintain or renew such coverage.

We have recently obtained a new directors’ and officers’ (“D&O”) liability insurance policy; however, we cannot assure you that this coverage will be adequate to protect us against all claims that may be brought against our directors and officers. This policy contains certain retentions and exclusions, and the limits of liability may not be sufficient to cover the costs of defense, settlements, or judgments in the event of complex or multiple legal proceedings.

Furthermore, given our financial condition and historical involvement in the digital asset industry, we may find it difficult and expensive to maintain or renew this insurance in the future. We may be required to accept reduced policy limits or incur substantially higher premiums to obtain similar coverage. If our insurance coverage is exhausted or if a claim is excluded from coverage, the Company has obligations to indemnify current and former directors and employees, which would require the use of our existing cash resources and could have a material adverse effect on our financial condition.

We are subject to the information and reporting requirements of the Securities Exchange Act of 1934, and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).

The costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to shareholders will cause our expenses to be higher than they would have been if we were privately held. It may be time-consuming, difficult and costly for us to develop, implement and maintain the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs and make certain activities more time-consuming and costly. The impact of the SEC’s July 25, 2017 report on Digital Securities (the “DAO Report”) as well as enforcement actions will increase our compliance and legal costs. As a public company, it remains difficult and expensive for us to maintain and renew our director and officer liability insurance. in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. Accounting and other evolving treatment of cryptocurrencies by the SEC and others could continue to pose challenges and risks to our business, including enhanced disclosure obligations and resulting costs. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

Economic downturns and market conditions beyond our control could adversely affect our business, financial condition and results of operations.

We will need to raise additional capital to fund our working capital needs and business plan. Our ability to obtain financing, if and when necessary, may be impaired by such factors as the capital markets (both in general and in the particular industry in which we operate), the national and global economies and the condition of the market for microcap securities. Further, factors such as high inflation, increased central bank interest rates in response, the geopolitical conflict in Ukraine and the Middle East and potential economic downturns including the recession we may be entering combined with investor uncertainties may increase our requirements for capital, particularly if such economic downturn persists for an extended period of time, and may limit or hinder our ability to obtain the funding we require. If the amount of capital we are able to raise from financing activities, together with any revenues we may generate from future operations, is not sufficient to satisfy our capital needs, we may be required to reduce or cease our operations, divest our assets at unattractive prices or obtain financing on unattractive terms. Further, the terms of securities we issue in future capital raising transactions may be more favorable to new investors, and may include liquidation preferences, superior voting rights or the issuance of other derivative securities, which could have a further dilutive effect on or subordinate the rights of existing investors. To the extent we incur indebtedness to raise capital, the terms of such indebtedness may impose restrictive covenants or operational limitations that hinder our business and would provide the holder(s) with a priority over our stockholders in our assets in the event of a liquidation, if convertible into shares of common stock, would also pose the risk of dilution. If any of the foregoing should happen, our stockholders could lose some or all of their investment.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer’s Purchases of Equity Securities

Market Information

Our common stock is traded on the OTCID Basic Market tier of OTC Markets LLC under the symbol “MGTI.”

Holders

On March 16, 2026, the Company’s common stock closed on the OTCID tier of OTC Markets LLC at $0.00025 per share and there were 388 stockholders of record.

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

On September 23, 2025, the Company issued (i) 100,000,000 shares of common stock valued at $10 to its Interim CEO and CFO, Jonathan M. Pfohl, (ii) 100,000,000 shares of common stock valued at $10 to another employee, and (iii) 500,000,000 shares of common stock to Director Michael Onghai in exchange for the waiver of $56 in outstanding director fees. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

In December 2025, the company issued 300,000,000 shares of common stock to accredited investors that participated in a private placement for an aggregate of $300. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D thereunder.

Repurchases of Equity Securities

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

MGT historically operated in the Bitcoin mining and hosting industry. Our previous business model was dependent on the economics of digital asset mining, including the price of Bitcoin, electricity costs, and access to competitive hosting capacity. During the fiscal year ended December 31, 2025, our operations underwent a significant strategic transition resulting from the cessation of active mining operations and the sale of our primary operating facility.

Following the expiration of our primary hosting customer lease in March 2025, the Company discontinued all self-mining activities. On May 13, 2025, the Company completed the sale of its LaFayette, Georgia facility for $1.35 million. This sale included land, containers, and electrical infrastructure associated with our former hosting and mining operations. As a result of these developments, the Company currently does not have active revenue-generating operations. We continue to own approximately 35 Antminer S19 Pro miners, which have been relocated to storage pending management’s determination of their future use or redeployment.

Management is currently engaged in an active strategic review process to determine the Company’s future direction. Our near-term priorities focus on the following core objectives:

●	Maintaining Compliance: Prioritizing the resolution of delays in SEC periodic reporting to regain and maintain full reporting status and corporate good standing.
●	Capital Formation and Liquidity: Raising appropriate capital to meet operating needs for a minimum of 12 months while actively managing remaining corporate infrastructure to minimize overhead.
●	Market Position: Evaluating opportunities to enhance our equity market position, including potential exchange listings and broker-dealer quotation status.
●	Strategic Alternatives: Identifying and executing new ventures, which may include potential mergers, acquisitions, or entry into alternative business lines that leverage our historical expertise in digital assets and technology infrastructure.

While we continue to evaluate various strategic options, including potential partnerships and business combinations, these discussions are exploratory and have not resulted in any binding agreements as of the date of this report. Management does not view MGT as a passive holding or investment entity, but rather as an operating public company in a strategic transition phase.

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

Revenue recognition

Revenue recognition

General

The Company recognizes revenue in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 establishes a principles-based framework for recognizing revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. As of March 2025, the Company ceased all active revenue-generating operations related to cryptocurrency mining and hosting activities. Accordingly, the following policies primarily relate to historical and comparative periods presented in these financial statements and any limited residual activities during the fiscal year ended December 31, 2025.

Crypto asset mining (Historical and Comparative)

The Company recognizes revenue under ASC 606. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

The Company earns Bitcoin mining revenue from two primary sources: the operation of its owned miners and the operation of third-party owned miners that the Company has concluded are subject to abandonment. Historically, the Company participated in third-party operated digital asset mining pools in which it contributed computing power in exchange for a proportional share of cryptocurrency rewards generated by the pool. The Company has entered into digital asset mining pools by executing contracts, as amended from time to time, with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. The Company’s performance obligation under these arrangements was the continuous provision of computing power to the mining pool operator. In exchange, the Company received non-cash consideration in the form of Bitcoin representing its proportional share of the total cryptocurrency rewards earned by the mining pool during the applicable period. The Company’s share was generally based on the proportion of computing power the Company contributed to the mining pool relative to the total computing power contributed by all mining pool participants.

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

Providing computing power to solve complex cryptographic algorithms in support of the Bitcoin Blockchain (in a process known as “solving a block”) is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s agreements with mining pool operators. The transaction consideration the Company receives, if any, is noncash consideration, which the Company measures at fair value on the date received, which is not materially different than the fair value at contract inception or the time the Company has earned the award from the pool the cs. The consideration is all variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. There is no significant financing component in these transactions.

Fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency at the time of receipt. In 2023, the FASB issued ASU 2023-08, which addresses the accounting and disclosure requirements for certain crypto assets. The new guidance requires entities to subsequently measure certain crypto assets at fair value, with changes in fair value recorded in net income in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. The ASU’s amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years. There was no specific definitive guidance under GAAP or alternative accounting framework for the accounting for cryptocurrencies recognized as revenue or held, prior to the issuance of ASU 2023-08 and management has exercised significant judgment in determining the appropriate accounting treatment for the current year. The Company evaluated the impact of ASU 2023-08 and determined that the standard did not have a material impact on its financial statements.

Hosting Revenues (Historical and Comparative)

We received revenues from third parties renting capacity at our facility and from hosting miners owned by others. Under these arrangements, the Company provided hosting services that included supplying electrical power, infrastructure support, monitoring, and operational maintenance for third-party mining equipment located within the Company’s facilities. The Company recognized $58 and $179 from these sources during the years ended December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, one customer accounted for 100% of hosting revenue in 2025, and two customers accounted for 91% of hosting revenue in 2024. After a hosting agreement expires, the Company no longer recognizes hosting revenue for the related miners.

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

The Company reviewed the 2025 Note restructuring transaction under ASC 470-50 and concluded that the revised terms do not constitute a substantial modification. Accordingly, the transaction is accounted for as a modification of the existing November 2024 Note. The value of the equity in the transaction was $50 and recorded as a debt discount in accordance with ASC 470. The conversion feature added by the modification was determined to be non-substantive under ASC 470. No gain or loss was recognized as a result of the modification. The note continues to be carried at its previous amortized cost basis, adjusted for the $50 debt discount, which will be amortized over the remaining term of the note. For the year ended December 31, 2025, the Company recorded $6 in accretion of debt discount.

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

The Company had no Level 3 financial instruments outstanding at December 31, 2025 or 2024.

Recent accounting pronouncements

Note 3 to our audited financial statements appearing elsewhere in this report includes Recent Accounting Pronouncements.

Results of operations

Years ended December 31, 2025 and 2024

Revenues

Our revenues for the year ended December 31, 2025 decreased by $235, or 73%, to $87 as compared to $322 for the year ended December 31, 2024.

Our revenue was derived from cryptocurrency mining which totaled $29 during 2025. The decrease in revenue compared to the prior year reflects lower Bitcoin production, resulting from a reduction in mining activity for a significant portion of the year. For the year ended December 31, 2024, approximately 62% of our mining revenue was from abandoned equipment. We also receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $58 and $179 from these sources during the years ended December 31, 2025 and 2024, respectively. The decrease in hosting services revenue reflects the expiration of the Company’s only customer lease in March 2025, as well as a reduction in hosting customers and billings compared to the prior year.

Operating Expenses

Operating expenses for the year ended December 31, 2025 decreased by $562, or 39%, to $884 as compared to $1,446 for the year ended December 31, 2024. The decrease in operating expenses was comprised of a decrease in cost of revenues of $306 and decrease in general and administrative expenses of $256.

The decrease in cost of revenues of $306, or 77% to $89 as compared to $395 for the year ended December 31, 2024, was primarily due to a decrease in electricity costs of $154 and depreciation of $156. The decrease in general and administrative expenses of $256, or 24% to $795 as compared to $1,051 for the year ended December 31, 2024, was primarily due to a decrease in legal, consulting and payroll expenses.

Other Income and Expense

For the year ended December 31, 2025, non–operating income of $578 primarily consisted of a gain on sale of property and equipment of $676, and other income of $51, partially offset by interest expense of $149.

For the year ended December 31, 2024, non–operating income of $6,645 primarily consisted of a gain from the settlement of debt, derivative and warrant liabilities of $7,141, and other income of $6, partially offset by interest expense of $303 and accretion of debt discount of $199.

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

On December 23, 2025, we initiated a common stock offering to raise up to $1,000 at $0.001 per share from accredited investors. The offering is exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D thereunder. At December 31, 2025, we had raised $300 and issued 300,000,000 shares of common stock. The offering closed on January 29, 2026 with the company raising $675 and issuing a total of 675,000,000 common shares.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses since inception and continues to generate losses from operations. For the year ended December 31, 2025, the Company had a net loss of $219 and cash used in operating activities of $991. As of December 31, 2025, the Company had an accumulated deficit of $426,737, cash and cash equivalents of $103, and our working capital deficit was $1,105. Following the cessation of digital-asset mining operations in March 2025 and the sale of the LaFayette, Georgia facility in May 2025, the Company currently does not have active revenue-generating operations.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date of the issuance of the financial statements included in this report. Management’s plans to mitigate these conditions include continuing to raise capital through debt and equity issuances and pursuing strategic initiatives, including potential business combinations or partnerships. However, there can be no assurance that the Company will be able to raise additional capital or execute these plans on acceptable terms, if at all. Since January 2023, we have raised approximately $2,675 through convertible notes, the sale of equity and warrants, proceeds from asset sales, and related-party financing. Management also implemented certain modifications to simplify our capital structure and extend debt maturities to provide additional near-term financial and strategic flexibility.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. For further information regarding the Company’s ability to continue as a going concern and management’s plans, see Note 2, “Summary of Significant Accounting Policies – Going Concern and Management’s Plans,” in the Notes to the Financial Statements.

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

On September 22, 2025, the Company issued 500,000,000 shares of common stock as part of restructuring its 2024 Notes. The issuance was exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended. (See Note 6- Notes Payable for accounting treatment under ASC 470-50.)

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

In December 2025, the company issued 300,000,000 shares of common stock to accredited investors that participated in a private placement for an aggregate of $300. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D thereunder.

Debt Financing

On December 19, 2023, the Company exchanged its existing note payable new note with substantially the same terms with the exception of a maturity date of December 31, 2024 and with a conversion feature based on a 40% of the Company’s common stock in a fully diluted basis (the “December 2023 Note”). The principal balance of the December 2023 Note was $1,579, had a debt discount of $257, and bears interest at a rate of 6% per annum. On November 1, 2024, the Company exchanged the December 2023 Note for a new note with no conversion features (the “November 2024 Note”), in the principal amount of $1,620 with an annual interest rate of 8%, and a maturity date of December 31, 2025 and 750,000,000 shares of common stock. The company recorded interest expense of $72 for the year ending December 31, 2024 for this note.

On November 20, 2023, the lender of December 2023 Notes provided the Company with a non-convertible loan in the amount of $25. The loan bears interest at an annual rate of 8% and the maturity date was November 19, 2024. On March 6, 2024, the lender of the and December 2023 Notes provided the Company with a non-convertible loan in the amount of $125. The loan bears interest at an annual rate of 8% and the maturity date is March 5, 2025. On April 30, 2024, the lender of the December 2023 Notes provided the company with a non-convertible loan in the amount of $50. The loan bears interest at an annual rate of 8% and the maturity date is April 30, 2025. On November 1, 2024, the lender consolidated and exchanged such notes, including interest owed for an aggregate outstanding balance of $242 (“New Promissory Note”). The New Promissory Note bears interest at an annual rate of 8% and the maturity date is December 31, 2025. During the year ended December 31, 2024, the Company recorded interest expense in the amount of $0.3 with respect to these loans. On May 13, 2025, the Company used $262 of the cash proceeds from the sale of its LaFayette, Georgia facility to make full repayment of principal and accrued interest on the New Promissory Note. For the New Promissory Note, the Company recorded interest expense of $9 and $0 for the years ending December 31, 2025 and 2024, respectively.

Additionally, on May 13, 2025, the Company used $400 of the cash proceeds from the sale of its LaFayette, Georgia facility to make a partial repayment of principal and accrued interest on the November 2024 Note. After this payment, the outstanding principal balance was $1,220. The November 2024 Note was exchanged for a new Convertible Note of equal face value in September 2025 (refer to “September 2025 Note” section disclosed below).

On September 22, 2025, the Company entered into a Secured Exchange Note Exchange Agreement with November 2024 Note holder, pursuant to which the parties agreed to exchange the Company’s outstanding November 2024 Note. As of the exchange date, the November 2024 Note had an outstanding principal balance of $1,220, bore interest at 8% per annum, and was scheduled to mature on December 31, 2025. Under the Exchange Agreement, the holder surrendered the 2024 Note in exchange for (i) a new secured convertible promissory note (the “September 2025 Note”) issued in the principal amount of $1,220, bearing interest at 8% per annum and maturing on December 31, 2027, and (ii) 500,000,000 shares of the Company’s common stock. The equity consideration was valued at $0.0001 per share, resulting in a fair value of $50 as of the issuance date. The September 2025 Note is convertible into common shares at $0.001 per share. The company recorded interest expense of $27 and $0 for the years ending December 31, 2025 and 2024, respectively for this note.

The Company reviewed the transaction under ASC 470-50 and concluded that the revised terms do not constitute a substantial modification. Accordingly, the transaction is accounted for as a modification of the existing November 2024 Note. The value of the equity in the transaction was $50 and recorded as a debt discount in accordance with ASC 470. The conversion feature added by the modification was determined to be non-substantive under ASC 470. No gain or loss was recognized as a result of the modification. The note continues to be carried at its previous amortized cost basis, adjusted for the $50 debt discount, which will be amortized over the remaining term of the note. For the year ended December 31, 2025, the Company recorded $6 in accretion of debt discount. As of December 31, 2025, the carrying value of the Note was $1,176, net of unamortized discount of $44.

Cash Flows

	Year ended December 31,
	2025	2024
Cash provided by / (used in)
Operating activities	$(991)	$(547)
Investing activities	1,350	-
Financing activities	(262)	545
Net increase (decrease) in cash and cash equivalents	$97	$(2)

Operating activities

Net cash used in operating activities was $991 for the year ended December 31, 2025 as compared to $547 for the year ended December 31, 2024. The amount in 2025 primarily consisted of a net loss of $219, offset by non-cash adjustments of $611 (including: depreciation expense of $39, non-cash stock-based compensation of $20, accretion of debt discount of $6, and a gain on the sale of property and equipment of $(676), and decreased by a change in working capital excluding cash of ($161). The amount in 2024 primarily consisted of net income of $5,521 offset by non-cash adjustments of $(6,507) (including: depreciation expense of $194, interest of $211, gain on settlement of debt of $15, warrant liabilities and derivative liabilities of ($7,126), accretion of debt discount of $199 and decreased by a change in working capital excluding cash of 441.

Investing activities

Net cash provided by investing activities was $1,350 for the year ended December 31, 2025 as compared to $0 for the year ended December 31, 2024. The amount in 2025 consisted of proceeds from sale of property and equipment of $1,350.

Financing activities

During the year ended December 31, 2025, cash used in financing activities totaled $262, which consisted of $688 in repayments of loans payable, partially offset by $26 in proceeds from loans payable, $300 in proceeds from the sale of stock under the equity purchase agreement and $100 from the issuance of stock under the lease agreement. During the year ended December 31, 2024, cash provided by financing activities totaled $545 which includes $420 from the issuance of stock under the lease agreement and $125 from proceeds from loans payable.

Off–balance sheet arrangements

As of December 31, 2025, we had no obligations, assets or liabilities which would be considered off–balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off–balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The Company is not exposed to market risk related to interest rates on foreign currencies. Inflation, particularly in the price of electricity, has materially affected us during the past fiscal year; and we believe that inflation may significantly impact our business in 2025. We do not believe that our business is seasonal in nature.

Item 8. Financial Statements and Supplementary Data

See Financial Statements and Schedules attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Interim Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as December 31, 2025, due to the material weaknesses described below

Limitations on Internal Control over Financial Reporting

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

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer), we performed a complete documentation of the Company’s significant processes and key controls, and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2025, due to the material weaknesses described below.

A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5 as a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We determined that our internal control of financial reporting had a material weakness due to the small size of the Company, the Company does not maintain sufficient segregation of duties to ensure the processing, review and authorization of all transactions including non-routine transactions.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting since the Company is a smaller reporting company under the rules of the SEC.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2025, there were no changes in internal control over financial reporting.

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

Michael G. Onghai was appointed director in May 2012. Mr. Onghai, age 55, has been the CEO of LookSmart (OTC: LKST), since February 2013. He has been the founder and Chairman of AppAddictive, an advertising and social commerce platform since July 2011. Mr. Onghai is the President of Snowy August Management LLC, a special situations fund concentrating on the Asian market, spinoffs and event–driven situations. Mr. Onghai is the founder of Stock Sheet, Inc., and Daily Stocks, Inc. – the web’s early providers of financial information and search engine related content for financial information. Mr. Onghai has founded several other internet technology companies for the last two decades. Mr. Onghai is an advisor to several internet incubators and is a panelist who advises FundersClub on which companies to accept for its pioneering venture capital platform. Mr. Onghai has earned his designation as a Chartered Financial Analyst (2006) and holds a B.S. in Electrical Engineering and Computer Science from the University of California, Los Angeles and graduated from the Executive Management Certificate Program in Value Investing (The Heilbrunn Center for Graham & Dodd Investing) Graduate School of Business at Columbia Business School. The Board believes that Mr. Onghai has the experience, qualifications, attributes and skills necessary to serve as a director and chairman of the Audit Committee because of his years of business experience and financial expertise.

Paul R. Taylor was appointed Interim Principal Executive Officer and Interim Principal Financial Officer of the Company on September 2, 2024 and served until his resignation in June 2025.

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

Copies of the Code of Business Conduct and Ethics can be obtained without charge by writing to the Corporate Secretary at MGT Capital Investments, Inc., 540 Montreal Ave, Suite 133, Melbourne, FL 32935, or through our corporate website at mgtci.com.

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

While the granting of options and other equity awards to officers, directors and other employees is not expressly addressed in the Insider Trading Policy described above, the Company follows the same principles set forth in such Policy when granting equity awards, including options, to its officers, directors and other employees with access to material nonpublic information. Generally, the Board or Compensation Committee does not approve grants of such awards close in time to the disclosure of material nonpublic information and does not take material nonpublic information into account when determining the timing and terms of such an award. Further, the Company does not have a policy or practice of timing the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Audit Committee and Audit Committee Financial Expert

On November 25, 2004, the Board established an Audit Committee to carry out its audit functions. At December 31, 2025, the membership of the Audit Committee was Michael Onghai.

The Board has determined that Michael G. Onghai, an independent director, is the Audit Committee financial expert, as defined in Regulation S–K promulgated under the Exchange Act, serving on its A

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes Fiscal Years 2025 and 2024 compensation for services in all capacities of the Company’s named executive officers:

Name	Principal Position	Year	Salary	Bonus	Stock awards	All other compensation	Total compensation
Robert B. Ladd	Former President, Chief Executive Officer and Former Acting Chief Financial Officer	2025	$-	$-	$-	$-	$-
		2024	$170	$-	$-	$-	$170
Paul R. Taylor	Former Interim Principal Executive Officer and Interim Former Interim Principal Financial Officer	2025	$60	$-	$-	$-	$60
		2024	$40	$-	$-	$-	$40
Jonathan M. Pfohl	Interim Chief Executive Officer and Chief Financial Officer	2025	$35	$-	$10	$-	$45

Mr. Ladd resigned from his positions as President, Chief Executive Officer and Acting Chief Financial Officer effective August 29, 2024. As a result, his compensation for 2024 reflects salary earned.

Employment Agreements- Discuss Terms of Termination, if any

Robert B. Ladd

On April 1, 2018, the Company entered into an Amended and Restated Executive Employment Agreement (the “Employment Agreement”) with Mr. Ladd, which was executed on April 6, 2018 and amended on November 11, 2020. Mr. Ladd’s employment with the Company terminated effective August 29, 2024.

Paul R. Taylor

On September 2, 2024, the Company entered into an Employment Agreement with Mr. Taylor. Mr. Taylor resigned from the company on June 25, 2025.

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

Outstanding Equity Awards at December 31, 2025

Outstanding Stock Awards for Fiscal Years 2025 and 2024

None

Director Compensation

The following table sets forth the compensation of persons who served as a member of our Board of Directors during all of 2025.

Name	Fees Earned Or Paid in Cash	Stock Awards	All Other Compensation	Total
Michael G. Onghai	$32	$-	$-	$32

Directors are reimbursed for their out–of–pocket expenses incurred in connection with the performance of Board duties.

Independent Director Compensation

Each independent director receives annual compensation of $32.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding beneficial ownership and voting power of the common stock as of March 16, 2026, of:

●	each person serving as a director, a nominee for director, or executive officer of the Company;

●	all executive officers and directors of the Company as a group; and

●	all persons who, to our knowledge, beneficially own more than five percent of the common stock.

“Beneficial ownership” here means direct or indirect voting or investment power over outstanding stock and stock which a person has the right to acquire now or within 60 days after March 16, 2026. See the accompanying footnotes to the tables below for more detailed explanations of the holdings. Except as noted, to our knowledge, the persons named in the tables beneficially own and have sole voting and investment power over all shares listed.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class (2)
Current Directors and Officers:
Michael G. Onghai	500,586,000	10.0%
Jonathan M. Pfohl	100,000,000	2.0%
All directors and executive officers (2 persons)	600,586,000	12.0%
5% Owners
Michael G. Onghai	500,586,000	10.0%
Project Nickel LLC/Grady D. Kittrell 1310 Cordova Road Fort Lauderdale, FL 33316	3,720,440,000	59.7%

(1)	Unless otherwise noted, the addresses for the above persons are in care of the Company at 540 Montreal Ave., Suite 133, Melbourne, FL 32935.
(2)	For the Current Directors and Officer the percentage of class is based on 5,015,670,903 shares of common stock issued and outstanding as of March 16, 2026. According to Schedule 13G/A file with the SEC on September 25, 2025, Project Nickel LLC holdings include (i) 2,500,000,000 shares of Common Stock held directly by Project Nickel, and (ii) 200,000 shares of Common Stock held by Grady D. Kittrell, the Manager of Project Nickel LLC and (iii) 1,220,240,000 shares issuable upon conversion of a Secured Convertible Promissory Note dated September 22, 2025 which is convertible at a price of $0.001 per share. The percentage is calculated based on 6,335,910,903 shares of Common Stock outstanding, which includes 5,015,670,903 shares of Common Stock outstanding as of March 16, 2026, and 1,220,240,000 shares of Common Stock issuable upon conversion of Project Nickel’s convertible securities.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not have any equity compensation plans currently in effect and no securities are authorized or reserved for issuance under any equity compensation arrangements.

Item 13. Certain Relationships and Related Transactions and Director Independence

The crypto exchange used by the Company to monetize its self-mined Bitcoin experienced difficulties beginning in early 2023 and was ultimately shut down. The Company was unable to find a suitable replacement given its low transaction frequency and small trade volumes. As a consequence, the Company used a personal brokerage account/crypto wallet of its then CEO to effect the sales of its mined Bitcoin. These transactions occurred approximately monthly and were executed and documented to provide no cost to the Company and no benefit to our former CEO. This situation was remedied as of October 25, 2024 and subsequently, the Company has utilized its own crypto wallet/account to monetize its crypto assets.

On August 1, 2023 a former executive loaned the Company $15. The loan bears interest at an annual rate of 4.43%. A maturity date has not yet been set. During the year ended December 31, 2025, the Company recorded $0.7 of interest expense in respect of this loan. In addition, a former executive is owed $45 for his payments made on behalf of the Company.

Director Independence

Michael Onghai is considered independent under Section 803A of NYSE MKT rules.

Item 14. Principal Accountant Fees and Services

Effective January 5, 2017, RBSM LLP became our current independent auditor. The following is a summary of the fees billed by our independent auditors for professional services rendered for the fiscal years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
Audit fees	$92	$111
Tax fees	–	–
Audit-related fees	–	–
Other fees	–	–
	$92	$111

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements

The financial statements of the Company for the fiscal years covered by this Annual Report are located on pages F-1 to F-6 of this Annual Report.

Exhibit No.	Description

3.1	Certificate of Amendment to Certificate of Incorporation of MGT Capital Investments, Inc. as filed with the Secretary of State of the State of Delaware on August 27, 2025 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on August 28, 2025).

3.2	Amended and Restated Bylaws of MGT Capital Investments, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 30, 2014).

3.3	Certificate of Designation of Series D Preferred Stock of MGT Capital Investments, Inc., filed with the Delaware Secretary of State on October 31, 2024 (incorporated by reference to Exhibit 3.1 to the 8-K filed with the SEC on November 4, 2024).

4.1	Certificate of Designation of 12% Series B Preferred Stock of MGT Capital Investments, Inc., filed with the Delaware Secretary of State on January 11, 2019 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on January 14, 2019).

4.3	Description of MGT Capital Investment, Inc.’s Securities (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed with the SEC on March 30, 2020).

4.4	Secured Exchange Note, by and between MGT Capital Investments, Inc and Project Nickel LLC, dated November 1, 2024 (incorporated by reference to Exhibit 4.1 to the 8-K filed with the SEC on November 4, 2024).

4.5	Secured Convertible Promissory Note by and between MGT Capital Investments, Inc and Project Nickel LLC, dated September 22, 2025. (incorporated by reference to Exhibit 4.1 to the 8-K filed with the SEC on September 25, 2025).

10.1	MGT Capital Investments, Inc. 2016 Equity Incentive Plan (incorporated by reference to Annex B to the Definitive Proxy Statement on Schedule 14A filed with the SEC on August 15, 2016).

10.2	Employment Agreement, by and between MGT Capital Investments, Inc. and Robert Ladd, dated as of April 1, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 12, 2018).

10.3	Amendment to Employment Agreement, dated November 11, 2020, by and between MGT Capital Investments, Inc. and Robert Ladd (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed with the SEC on April 15, 2021).

10.4	Form of Lease Agreement with Minerset Holdings LLC Exhibit dated March 16, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 22, 2023).

10.5	Form of Property Lease Agreement with Minerset Farms dated March 16, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 22, 2023).

10.6	Secured Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on December 20, 2023).

10.7	Exchange Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 20, 2023).

10.8	Original Issue Discount Note dated March 6, 2024 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed with the SEC on April 16, 2024).

10.9	Convertible Note Exchange Agreement, by and between MGT Capital Investments, Inc. and Project Nickel LLC, dated November 1, 2024 (incorporated by reference to Exhibit 10.1 to the 8-K filed with the SEC on November 4, 2024).

10.10	Warrant Exchange and Extinguishment Agreement, by and between MGT Capital Investments, Inc. and Project Nickel LLC, dated November 1, 2024 (incorporated by reference to Exhibit 10.2 to the 8-K filed with the SEC on November 4, 2024).

10.11	Promissory Note Exchange Agreement, by and between MGT Capital Investments, Inc. and Project Nickel LLC, dated November 1, 2024 (incorporated by reference to Exhibit 10.3 to the 8-K filed with the SEC on November 4, 2024).

10.12	Purchase and Sale Agreement, by and between MGT Capital Investments, Inc. and CRSE Properties, LLC, dated May 13, 2025 (incorporated by reference to Exhibit 10.1 to the 8-K filed with the SEC on May 19, 2025).

10.13	Employment Agreement, by and between MGT Capital Investments, Inc. and Jonathan M. Pfohl, dated June 1, 2025 (incorporated by reference to Exhibit 10.1 to the 8-K filed with the SEC on June 5, 2025).

10.14	Termination of Employment Agreement, by and between MGT Capital Investments, Inc. and Paul Taylor, dated June 25, 2025 (incorporated by reference to Exhibit 10.2 to the 8-K filed with the SEC on July 1, 2025).

10.15	Secured Exchange Note Agreement dated September 22, 2025 (incorporated by reference to Exhibit 10.1 to the 8-K filed with the SEC on September 25, 2025).

10.16	Exchange Agreement with Director dated September 23, 2025 (incorporate by reference to Exhibit 10.2 of 8-K dated September 25, 2025).

10.17	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of 8-K dated December 31, 2025).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed with the SEC on April 16, 2024).

31	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer and Principal Accounting Officer*

32	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGT CAPITAL INVESTMENTS, INC
March 17, 2026

	By:	/s/ Jonathan M. Pfohl
Jonathan M. Pfohl
Interim Chief Executive Officer & Chief Financial Officer

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan M. Pfohl	Interim Chief Executive Officer & Chief Financial Officer	March 17, 2026
Jonathan M. Pfohl

/s/ Michael G. Onghai	Director	March 17, 2026
Michael G. Onghai

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

MGT Capital Investments, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of MGT Capital Investments, Inc. (the Company) as of December 31, 2025 and 2024, the related statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statement). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Larkspur, CA

March 17, 2026

PCAOB ID: 587

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MGT CAPITAL INVESTMENTS, INC.

BALANCE SHEETS

(Dollars in thousands, except per-share amounts)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$103	$6
Accounts receivable	-	45
Other current assets	3	-
Total current assets	106	51

Non-current assets
Property and equipment, net	-	713
Total assets	$106	$764

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$458	$532
Accounts payable, related party	45	45
Accrued expenses and other payables	333	473
Security deposit	-	45
Note payable	-	1,882
Note payable, related party	15	15
Operating lease liability	-	20
Common stock to be issued	360	240
Total current liabilities	1,211	3,252

Non-current liabilities
Convertible note payable, net of unamortized discount of $44	1,176	-
Total liabilities	2,387	3,252

Commitments and Contingencies (Note 9)

Stockholders’ Deficit
Series D convertible preferred stock, $0.001 par value, 1,000,000 shares authorized. 0 and 650,000 shares issued and outstanding at December 31, 2025 and 2024, respectively.	-	1
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 4,640,670,903 and 2,490,670,903 shares issued and outstanding at December 31, 2025 and 2024, respectively.	4,641	2,491
Additional paid-in capital	419,815	421,538
Accumulated deficit	(426,737)	(426,518)
Total stockholders’ deficit	(2,281)	(2,488)

Total Liabilities and Stockholders’ Deficit	$106	$764

The accompanying notes are an integral part of these financial statements.

MGT CAPITAL INVESTMENTS, INC.

STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share amounts)

	For the years ended December 31,
	2025	2024
Revenue
Bitcoin mining	$29	$143
Hosting services	58	179
Total revenue	87	322
Operating expenses
Cost of revenue	89	395
General and administrative	795	1,051
Total operating expenses	884	1,446
Operating loss	(797)	(1,124)

Other non-operating income (expense)
Interest expense	(143)	(303)
Change in fair value of warrant derivative liability	-	4,150
Change in fair value of derivative liability	-	2,976
Accretion of debt discount	(6)	(199)
Gain on sale of property and equipment	676	-
Gain on settlement of debt	-	15
Other income	51	6
Total non-operating income	578	6,645

Net (loss) income	$(219)	$5,521

Per-share data
Basic and diluted, net (loss) income per share	$(0.00)	$0.00
Basic and diluted, weighted average number of common shares outstanding	3,009,164,054	1,278,102,597

The accompanying notes are an integral part of these financial statements.

MGT CAPITAL INVESTMENTS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Dollars in thousands, except per-share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2024	-	$-	849,170,903	$849	$422,332	$(432,039)	$(8,858)

Cashless exercise of warrants and extinguishment of related warrant derivative liability	-	-	103,500,000	104	(41)	-	63
Issuance of shares in respect of lease agreement	-	-	62,000,000	62	214	-	276
Conversion of convertible note into Common Stock	-	-	126,000,000	126	287	-	413
Issuance of Common Stock in connection with exchange agreement	-	-	600,000,000	600	(571)	-	29
Issuance of Common Stock in connection with	-	-	750,000,000	750	(713)	-	37
Issuance of Preferred Stock in connection with exchange agreement	650,000	1	-	-	30	-	31
Net income	-	-	-	-	-	5,521	5,521
Balance at December 31, 2024	650,000	$1	2,490,670,903	$2,491	$421,538	$(426,518)	$(2,488)

Issuance of common stock to a director, officer & employee	-	-	700,000,000	700	(624)	-	76
Issuance of common stock in connection with note exchange agreement	-	-	500,000,000	500	(450)	-	50
Conversion of preferred stock into common stock	(650,000)	(1)	650,000,000	650	(649)	-	-
Issuance of Preferred Issuance of common stock	-	-	300,000.000	300	-	-	300
Net loss	-	-	-	-	-	(219)	(219)
Balance at December 31, 2025	-	$-	4,640,670,903	$4,641	$419,815	$(426,737)	$(2,281)

The accompanying notes are an integral part of these financial statements.

MGT CAPITAL INVESTMENTS, INC.

STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per-share amounts)

	For the Years Ended December 31,
	2025	2024
Cash Flows From Operating Activities
Net (loss) income	$(219)	$5,521
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation	39	194
Interest	-	211
Gain on sale of property and equipment	(676)	-
Change in fair value of warrant derivative liability	-	(4,150)
Change in fair value of derivative liability	-	(2,976)
Non-cash stock-based compensation	20	-
Accretion of debt discount	6	199
Loss on settlement of debt	-	15
Change in operating assets and liabilities
Accounts receivable	45	(28)
Prepaid expenses and other current assets	(3)	-
Accounts payable	(74)	163
Accounts payable - related party	-	30
Accrued expenses	(84)	276
Security deposit	(45)	-
Net cash used in operating activities	(991)	(547)

Cash Flows From Investing Activities
Proceeds from sale of property	1,350	-
Net cash provided by investing activities	1,350	-

Cash Flows From Financing Activities
Proceeds from issuance of stock under lease agreement	100	420
Proceeds from sale of stock under equity purchase agreement	300	-
Proceeds from loans payable	26	125
Repayment of loans payable	(688)	-
Net cash provided by (used in) financing activities	(262)	545

Net change in cash and cash equivalents	97	(2)
Cash and cash equivalents, beginning of year	6	8
Cash and cash equivalents, end of year	$103	$6

Supplemental disclosure of cash flow information
Cash paid for interest	$143	$92
Cash paid for income tax	$-	$-

Non-cash investing and financing activities
Conversion of Series D Preferred stock into shares of common stock	$1	$-
Issuance of common stock to a director	$56	$-
Cashless exercise of warrants and extinguishment of related warrant derivative liability	$-	$63
Issuance of Common Stock in respect of lease agreement	$-	$276
Issuance of Common Stock in connection with exchange agreement	$-	$29
Issuance of Common Stock in connection with note exchange agreement	$50	$37
Issuance of Preferred Stock in connection with exchange agreement	$-	$31
Conversion of convertible note into common stock	$-	$413

The accompanying notes are an integral part of these financial statements.

MGT CAPITAL INVESTMENTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(Dollars in thousands, except share and per–share amounts)

Note 1. Organization and Basis of Presentation

Organization and Business

MGT Capital Investments, Inc. (“MGT” or the “Company”) has historically operated in the Bitcoin mining and hosting industry. During the year ended December 31, 2025, the Company’s operations consisted of both hosting services for third-party miners and self-mining activities at its facility in LaFayette, Georgia. Revenue was generated from (i) a fixed-fee hosting contract with one customer and (ii) the mining of Bitcoin using Company-owned machines, the proceeds of which were converted to U.S. dollars shortly after receipt.

During the year, the Company’s mining activity also included the use of approximately 115 third party-owned miners that management considered abandoned. The Company offered third-party owners of miners a hosting service whereby MGT operated and maintained miners for a fixed monthly fee. All miners, both Company-owned and hosted, were housed in a modified shipping container on property owned by the Company in Georgia. On March 15, 2025, the Company’s lease with its primary hosting customer expired and the Company discontinued its own self-mining activities. As of December 31, 2025 and March 16, 2026, the Company continued to own 35 Antminer S19 Pro miners with the capability of providing approximately 3 Petahashes per second (“PH/s”) of hash power for self-mining. These miners were placed in storage pending evaluation of redeployment alternatives.

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

Basis of presentation

The accompanying financial statements for the years ended December 31, 2025 and 2024 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”).

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

Note 2. Going Concern and Management’s Plans

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2025, the Company had incurred significant operating losses since inception and continues to generate losses from operations. For the year ended December 31, 2025, the Company had a net loss of $219 and cash used in operating activities of $991. As of December 31, 2025, the Company had an accumulated deficit of $426,737, cash and cash equivalents of $103, and our working capital deficit was $1,105.

Since January 2023, the Company has secured $2,675 in working capital through the issuance of a convertible note, the sale of equity and warrants, proceeds from the sale of assets and related party notes. In addition, management has made modifications to simplify our capital structure and extend maturities of our debt to provide additional financial and strategic flexibility. The Company will require additional funding to grow its operations. Management intends to continue raising capital through debt and equity as opportunities arise to meet our on-going working capital needs. Further, depending upon operational profitability, the Company may also need to raise additional funding for ongoing working capital purposes. There can be no assurance however that the Company will be able to raise additional capital as and when needed, or at terms deemed acceptable, if at all.

Following the cessation of its digital-asset mining operations in March 2025 and the sale of its LaFayette, Georgia facility in May 2025, the Company currently does not have any active revenue-generating operations. In addition, there have been management changes and the Company will require additional funding to re-establish and grow its operations. The Company has addressed this by raising $675 in its equity offering that expired on January 29, 2025, but will need to raise additional capital beyond this offering. While new leadership is overseeing strategic and financing initiatives, there can be no assurance that the Company will be able to raise additional capital when needed to support these efforts, or at terms deemed acceptable, if at all.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents. The Company’s combined accounts were $103 and $6 as of December 31, 2025 and 2024, respectively. Accounts are insured by the FDIC up to $250 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of December 31, 2025 and 2024, the Company had $0 and $0, respectively, in excess over the FDIC insurance limit.

Accounts Receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. As of December 31, 2025 and 2024, we did not believe we needed to reserve for any doubtful accounts.

Crypto Assets

Effective January 1, 2025, the Company adopted ASU 2023-08, Accounting for and Disclosure of Crypto Assets (ASC 350-60), which requires eligible crypto assets to be measured at fair value with changes in fair value recognized in net income. The Company applied the new guidance prospectively and recognized no cumulative-effect adjustment to beginning retained earnings, as no crypto assets were held at December 31, 2024. The adoption did not have a material impact on any accounting or disclosure items with the adoption of ASU 2023-08.

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

Historically, the Company received Bitcoin as non-cash consideration from participation in third-party mining pools in exchange for providing computing power used in the mining process. Bitcoin rewards earned from mining activities were recognized as revenue under ASC 606 at fair value at the time the reward was confirmed by the mining pool operator.

For the periods ended December 31, 2025, the Company converted all crypto assets received from mining activities to U.S. dollars shortly after receipt and did not hold any crypto assets at December 31, 2025, or 2024; therefore, adoption of ASU 2023-08 did not have a material impact on the Company’s financial statements.

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

The following table presents the activities of digital currencies for the years ended December 31, 2025 and 2024:

Digital currencies at January 1, 2024	-
Additions of digital currencies from mining	143
Realized loss on sale of digital currencies	8
Sale of digital currencies	(151)
Effect of adoption of ASU 2023-08[1]	-
Digital currencies at December 31, 2024	$-
Additions of digital currencies from mining	29
Realized loss on sale of digital currencies	-
Sale of digital currencies	(29)
Digital currencies at December 31, 2025	$-

[1]	Effective January 1, 2025, the Company adopted ASU 2023-08, Accounting for and Disclosure of Crypto Assets (ASC 350-60). Adoption did not result in any cumulative-effect adjustment to retained earnings because no crypto assets were held at December 31, 2024 or 2025.

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

The following tables present segment revenue and operating loss, including the significant expense items reviewed by the CODM, for the years ended December 31, 2025 and 2024:

	For the years ended December 31,
	2025	2024

Total revenues	$87	$322
Less: Cost of revenues
Depreciation	39	194
Electricity and other expenses	50	201
General and administrative	795	1,051
Operating loss	$(797)	$(1,124)

The following table reconciles operating loss reviewed by the CODM to net income (loss) for the years ended December 31, 2025 and 2024:

	For the years ended December 31,
	2025	2024

Operating loss reviewed by CODM	$(797)	$(1,124)
Other income	578	6,645
Net (loss) income	$(219)	$5,521

For the year ended December 31, 2025, one customer accounted for 67% of the Company’s total revenue. For the year ended December 31, 2024, two customers accounted for 44% of total revenue, respectively.

Revenue recognition

General

The Company recognizes revenue in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 establishes a principles-based framework for recognizing revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. As of March 2025, the Company ceased all active revenue-generating operations related to cryptocurrency mining and hosting activities. Accordingly, the following policies primarily relate to historical and comparative periods presented in these financial statements and any limited residual activities during the fiscal year ended December 31, 2025.

Crypto asset mining (Historical and Comparative)

The Company recognizes revenue under ASC 606. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

The Company earns Bitcoin mining revenue from two primary sources: the operation of its owned miners and the operation of third-party owned miners that the Company has concluded are subject to abandonment. Historically, the Company participated in third-party operated digital asset mining pools in which it contributed computing power in exchange for a proportional share of cryptocurrency rewards generated by the pool. The Company has entered into digital asset mining pools by executing contracts, as amended from time to time, with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. The Company’s performance obligation under these agreements was the continuous provision of computing power to the mining pool operator. In exchange, the Company received non-cash consideration in the form of Bitcoin representing its proportional share of the total cryptocurrency rewards earned by the mining pool during the applicable period. The Company’s share was based on the proportion of computing power the Company contributed to the mining pool relative to the total computing power contributed by all mining pool participants.

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

Fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency at the time of receipt. In 2023, the FASB issued ASU 2023-08, which addresses the accounting and disclosure requirements for certain crypto assets. The new guidance requires entities to subsequently measure certain crypto assets at fair value, with changes in fair value recorded in net income in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. The ASU’s amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years. There was no specific definitive guidance under GAAP or alternative accounting framework for the accounting for cryptocurrencies recognized as revenue or held, prior to the issuance of ASU 2023-08 and management has exercised significant judgment in determining the appropriate accounting treatment for the current year. The Company evaluated the impact of ASU 2023-08 and determined that the standard did not have a material impact on its financial statements.

Hosting Revenues

We receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. Under these agreements, the Company provided hosting services that included supplying electrical power, infrastructure support, monitoring, and operational maintenance for third-party mining equipment located within the Company’s facilities. The Company recognized $58 and $179 from these sources during the years ended December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, one and two customers accounted for 100% and 91%, respectively of hosting revenue. After a hosting agreement expires, the Company no longer recognizes hosting revenue for the related miners.

Gain (Loss) on Modification/Extinguishment of Debt

In accordance with ASC 470, a modification or an exchange of debt instruments that adds or eliminates a conversion option that was substantive at the date of the modification or exchange is considered a substantive change and is measured and accounted for as extinguishment of the original instrument along with the recognition of a gain or loss. Additionally, under ASC 470, a substantive modification of a debt instrument is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. A substantive modification is accounted for as an extinguishment of the original instrument along with the recognition of a gain or loss. For the year ended December 31, 2024 the Company recorded a gain of $15 from the settlement of debt and extinguishment of convertible debt as non-operating income in the statements of operations. The Company’s debt modifications in 2025 did not result in any gain or loss.

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

Income (loss) per share

Basic income (loss) per share is calculated by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing the net income (loss) attributable to common shareholders by the sum of the weighted average number of common shares outstanding plus potential dilutive common shares outstanding during the period. Potential dilutive securities, comprised of convertible debt are not reflected in diluted net income (loss) per share because their inclusion would not have resulted in additional dilution, based on the impact of the change in derivative liability and related adjustments to net income for the period.

Accordingly, the computation of diluted loss per share for the year ended December 31, 2025 excludes 1,220,240,000 shares issuable upon the conversion of convertible notes payable. There were no outstanding financial instruments that would result in a dilution as of December 31, 2024.

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

As of December 31, 2025, and 2024, our financial instruments consisted primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses and other payables. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

Management’s evaluation of subsequent events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the review, other than what is described in Note 13– Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements, other than those disclosed below.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard requires enhanced annual disclosures, including disaggregated information about a reporting entity’s effective tax rate reconciliation and income taxes paid. The Company adopted this guidance for the fiscal year ended December 31, 2025. The adoption resulted in additional footnote disclosures (see Note 12- Income taxes) but did not have a material impact on the Company’s financial position or results of operations.

In March 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). which requires public companies to provide expanded annual disclosures of certain natural expense categories. The guidance is effective for annual periods beginning after December 15, 2026, with early adoption permitted. While the Company previously indicated an intent to early adopt this guidance, it has elected to defer adoption until the mandatory effective date. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial statements and related disclosure

In November 2024, the FASB issued ASU 2024-04, Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions. The guidance is effective for fiscal years beginning after December 15, 2025. The Company is currently evaluating the impact of this guidance but does not anticipate it will have a material effect on its financial statements based on its current debt structure.

Note 4. Accounts Receivable

Accounts receivable balance of $0 and $45 at December 31, 2025 and 2024, respectively, consisted primarily of receivables in respect of electricity for hosting.

Note 5. Property and Equipment

Property and equipment consisted of the following:

	As of
	December 31, 2025	December 31, 2024
Land	$-	$55
Computer hardware and software	-	10
Bitcoin mining machines	70	70
Infrastructure	-	1,185
Containers	-	403
Property and equipment, gross	70	1,723
Less: Accumulated depreciation	(70)	(1,010)
Property and equipment, net	$-	$713

The Company recorded depreciation expense of $39 and $194 for the years ended December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and 2024, the Company recorded gains on sale of property and equipment of $676 and $0, respectively.

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

Following completion of the sale, the Company continues to own 35 Antminer S19 Pro miners with a carrying amount of property and equipment of $0 as of December 31, 2025.

Note 6. Notes Payable

December 2023 Note (Extinguished)

On December 19, 2023, the Company exchanged its existing note payable new note (the “December 2023 Note”) with substantially the same terms with the exception of a maturity date of December 31, 2024 and with a conversion feature based on a 40% of the Company’s common stock in a fully diluted basis. The principal balance of the December 2023 Note was $1,579, had a debt discount of $257, and bears interest at a rate of 6% per annum. On November 1, 2024, the Company exchanged the December 2023 Note for a new note (the “November 2024 Note”), and the December 2023 Note was extinguished. The company recorded interest expense of $72 for the year ending December 31, 2024 for this note.

November 2024 Note (Extinguished)

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

On November 1, 2024, the lender also exchanged all outstanding warrants to purchase 2,043,808,450 shares of common stock for 600,000,000 shares of common stock and 650,000 shares of Series D Preferred Stock. As a result of the exchange, the Company recognized a $4,150 reduction in the fair value of the related warrant derivative liability immediately prior to settlement. The Company determined the fair value of the instruments exchanged as of November 1, 2024. The fair value of the common stock was based on the closing market price of $0.0001 per share on the exchange date. The fair value of the Series D Preferred Stock was estimated using a market based approach that considered its current price of the common stock and then applying the conversion ratio as stipulated in the agreement and then applying a dilution in the fair value. The warrants surrendered were valued immediately prior to the exchange using the Black-Scholes option-pricing model, with key inputs including an expected volatility of 301%, risk-free interest rates of 4.23% to 4.32%, expected terms of 0.86 to 1.72 years, and dividend yield of 0%. Following completion of the exchange, no warrants remained outstanding. The company recorded interest expense of $109 and $25 for the years ending December 31, 2025 and 2024, respectively for this note.

On May 13, 2025, the Company used $400 of the cash proceeds from the sale of its LaFayette, Georgia facility (see Note 5 – Property, Plant and Equipment) to make a partial repayment of principal and accrued interest on the November 2024 Note. After this payment, the outstanding principal balance was $1,220. The November 2024 Note was exchanged for a new Convertible Note of equal face value in September 2025 (refer to “September 2025 Note” section disclosed below).

New Promissory Note (Extinguished)

Also on November 1, 2024, the Company’s lender consolidated three prior short-term loans (totaling $200 principal plus accrued interest) into a single non-convertible promissory note with a principal balance of $242 and an interest rate of 8% per annum (the “New Promissory Note”). The New Promissory Note matures on December 31, 2025.

On May 13, 2025, the Company used $262 of the cash proceeds from the sale of its LaFayette, Georgia facility (see Note 5 – Property, Plant and Equipment) to make full repayment of principal and accrued interest on the New Promissory Note. For the New Promissory Note, the Company recorded interest expense of $9 and $0.3 for the years ending December 31, 2025 and 2024, respectively.

September 2025 Note

On September 22, 2025, the Company entered into a Secured Exchange Note Exchange Agreement with November 2024 Note holder, pursuant to which the parties agreed to exchange the Company’s outstanding November 2024 Note. As of the exchange date, the November 2024 Note had an outstanding principal balance of $1,220, bore interest at 8% per annum, and was scheduled to mature on December 31, 2025. Under the Exchange Agreement, the holder surrendered the 2024 Note in exchange for (i) a new secured convertible promissory note (the “September 2025 Note”) issued in the principal amount of $1,220, bearing interest at 8% per annum and maturing on December 31, 2027, and (ii) 500,000,000 shares of the Company’s common stock. The equity consideration was valued at $0.0001 per share, resulting in a fair value of $50 as of the issuance date. The September 2025 Note is convertible into common shares at $0.001 per share. The company recorded interest expense of $27 and $0 for the years ending December 31, 2025 and 2024, respectively for this note.

The Company reviewed the transaction under ASC 470-50 and concluded that the revised terms do not constitute a substantial modification. Accordingly, the transaction is accounted for as a modification of the existing November 2024 Note. The value of the equity in the transaction was $50 and recorded as a debt discount in accordance with ASC 470. The conversion feature added by the modification was determined to be non-substantive under ASC 470. No gain or loss was recognized as a result of the modification. The note continues to be carried at its previous amortized cost basis, adjusted for the $50 debt discount, which will be amortized over the remaining term of the note. For the year ended December 31, 2025, the Company recorded $6 in accretion of debt discount. As of December 31, 2025, the carrying value of the Note was $1,176, net of unamortized discount of $44.

The September 2025 Note is classified as a long-term liability on the Company's balance sheet, as the maturity date exceeds one year from the reporting date. As of December 31, 2025, there are 1,220,240,000 potentially dilutive shares of common stock issuable upon the conversion of this note. These shares were excluded from the computation of diluted net loss per share for the year ended December 31, 2025, as their inclusion would have been anti-dilutive.

Derivative Liabilities

Prior to November 1, 2024, the Company’s notes included convertible instruments which contained variable conversion and exercise features requiring treatment as derivative liabilities. In connection with the November 2024 debt restructuring, all such conversion features and variable-rate warrants (including Series X, Y, and Z) were extinguished or cancelled.

The Company’s activity in its convertible debt related derivative liability was as follows for the years ended December 31, 2024 and 2025

Balance of derivative liability at January 1, 2024	$3,334
Settlement of derivative liability at debt conversion	(368)
Change in fair value of derivative liability	(2,976)
Balance of derivative liability at December 31, 2024	$-
Settlement of derivative liability at exchange	-
Change in fair value of derivative liability	-
Balance of derivative liability at December 31, 2025	$-

Key valuation inputs used at the November 1, 2024 settlement date were: stock price $0.0001 per share, strike $0.007 – $0.05, risk-free rate 4.23 – 4.32%, expected volatility ≈ 301%, expected term 0.86 – 1.72 years, and dividend yield 0%. Upon completion of the warrant exchange, the derivative liability was fully extinguished.

As the November 2024 Note contained no conversion features, and the subsequent September 2025 Note contains a fixed conversion price not subject to derivative treatment, the Company had no derivative or warrant liabilities during 2025. For the year ended December 31, 2024, the Company recorded a gain on the change in fair value of warrant derivative liability of $4,042 and a gain on change in fair value of derivative liability of $2,914. As of December 31, 2025, and 2024, the fair value of these liabilities was $0.

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

The Company’s activity in its derivative liabilities was as follows for the year ended December 31, 2024 and 2025:

Balance of warrant derivative liabilities at January 1, 2024	$4,253
Transfer out upon conversion of convertible notes and warrants with embedded conversion provisions	(809)
Change in fair value of warrant liability	(4,150)
Balance of warrant derivative liabilities at December 31, 2024	$-
Transfer out upon conversion of convertible notes and warrants with embedded conversion provisions	-
Transfer in due to issuance of warrants with embedded conversion features	-
Change in fair value of warrant liability	-
Balance of warrant derivative liabilities at December 31, 2025	$-

The Company recorded change in fair value of warrant liability in the amount of $4,150 for the year ended December 31, 2024.

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during the year ended December 31, 2024. As the stock price increases for each of the related derivative instruments, the value to the holder of the instrument generally increases, therefore increasing the liability on the Company’s balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Increases in expected volatility would generally result in higher fair value measurement. A 10% change in pricing inputs and changes in volatilities and correlation factors would not result in a material change in our Level 3 fair value.

Loans Payable – Related Party

On August 1, 2023 a former executive loaned the Company $15. The loan bears interest at an annual rate of 4.43%. A maturity date has not yet been set. For the years ended December 31, 2025 and 2024, respectively, the Company recorded $0.6 and $0.6 of interest expense in respect of this loan.

Note 7. Leases

The Company is not a party to any leases. As a result, the Company did not record rent expense for the years ended December 31, 2025 and 2024. The lease liability disclosed on the balance sheets are the loss on lease incentive recorded in April 2023 (see Note 9-Commitments and Contingencies).

Note 8. Common Stock, Preferred Stock and Warrants

Common stock

Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260, Earnings Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding, plus the impact of potentially dilutive securities.

For the years ended December 31, 2025 and 2024, the weighted-average number of common shares outstanding used in the calculation of basic and diluted EPS was 3,009,164,054 and 1,278,102,597, respectively.

During the year ended December 31, 2025, the Company issued a total of 2,150,000,000 shares of common stock through various debt restructurings, preferred stock conversions, and compensation arrangements. As of December 31, 2025, the Company had 1,220,240,000 potentially dilutive shares issuable upon the conversion of the September 2025 Note. These shares were excluded from the computation of diluted net loss per share for 2025 because their effect would be anti-dilutive due to the Company's net loss.

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

On September 22, 2025, the Company issued 500,000,000 shares of common stock as part of restructuring its 2024 Notes. The issuance was exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended. (See Note 6-Notes Payable for accounting treatment under ASC 470-50.)

Additionally, on September 22, 2025, the Company issued 650,000,000 shares of common stock upon conversion of 650,000 shares of Series D Preferred Stock. The converted shares represented all outstanding Series D Preferred Stock. The issuance was exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

On September 23, 2025, the Company issued (i) 100,000,000 shares of common stock valued at $10 to its Interim CEO and CFO, Jonathan M. Pfohl, (ii) 100,000,000 shares of common stock valued at $10 to another employee, and (iii) 500,000,000 shares of common stock to Director, Michael Onghai in exchange for or waiver of $56 in outstanding director fees. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

In December 2025, the company issued 300,000,000 shares of common stock to accredited investors that participated in a private placement for an aggregate of $300. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D thereunder.

Preferred Stock

On November 1, 2024, the Company issued 650,000 shares of Series D Preferred Stock. The Series D Preferred Stock had a par value of $0.001 per share and a liquidation preference of $0.001 per share. Each share of Series D Preferred Stock was convertible into 1,000 shares of the Company’s common stock and held voting rights equal to the number of common shares into which it was convertible.

On September 22, 2025, the holder of the Series D Preferred Stock elected to convert all 650,000 outstanding shares into 650,000,000 shares of the Company’s common stock. Following this conversion, there were no shares of Series D Preferred Stock outstanding as of December 31, 2025.

Warrants

During the period from January 1, 2024 through November 1, 2024, 226,800,000 warrants were issued as a result of the partial conversion of convertible debt and 617,944,296 warrants were issued are a result of an adjustment to the number of X, Y and Z warrants as a result of the terms of the December 2023 Note.

On November 1, 2024, the Company exchanged all outstanding common stock warrants to purchase 2,043,808,450 shares for 600,000,000 shares of common stock and 650,000 shares of Series D Preferred Stock. In this transaction, the Company recognized a $4,150 reduction in the fair value of the related warrant derivative liability. Following this exchange, all warrant derivative liabilities were eliminated. There were no warrants issued, outstanding, or exercisable as of December 31, 2025 or 2024, respectively.

The following table summarizes information about shares issuable under warrants outstanding during the years ended December 31, 2025 and 2024:

	Warrant shares outstanding	*Weighted average exercise price	*Weighted average remaining life	Intrinsic value

Outstanding and exercisable at January 1, 2024	1,202,410,574	$0.03	2.75	$-
Issued	844,744,296	-	-	-
Exercised	(3,346,420)	0.05
Exchanged	(2,043,808,450)	0.01	-	-
Outstanding and exercisable at December 31, 2024	-	$-	-	$-
Issued	-	-	-	-
Exercised	-	-	-	-
Exercised	-	-	-	-
Outstanding and exercisable at December 31, 2025	-	$-	-	$-

(*)	Of the 844,744,296 warrants issued during the year ended December 31, 2024 and 0 warrants outstanding and exercisable at December 31, 2024, the weighted average exercise price and weighted average remaining life was not included for 844,744,296 and 0 warrants, respectively, because their exercise price is variable.

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

The Company considered the terms of the Option under ASC 815 and concluded that the Option is a non-option embedded derivative with no initial fair value and would not require bifurcation from the host contract. ASC 606 states that consideration payable to a customer should be recorded as a direct reduction to the transaction price. Therefore, the Company determined the transaction should be accounted for on a net basis, and the fair value of the equity should be recorded as a direct deduction from rental revenue. The Company determined that the share issuances would be treated as lease incentives and ASC 842-10-30-5 requires lease incentives to be recorded as a reduction of fixed payments when determining lease payments. The Company concluded that the equity portion of the agreement should be recorded at fair value on the grant date. Upon recording the equity at fair value at the time of issuance and taking into consideration that revenue should be reduced by the fair value of equity, the Company determined that the fair value of the equity exceeds the total cash to be received based on the fair value of the contract at the date of issuance, resulting in a contract loss at inception of $184.

The Company applied the guidance under ASU 2021-05 and determined that it would be appropriate to account for the entire loss at commencement and recognize that loss as a future equity commitment. The loss is based on the difference between the amount of cash to be received under the contract and the fair value of the stock to be issued under the contract. As the lease actually commenced on April 1, 2023, the Company began accounting for the lease on that date. At lease inception, the Company recorded a lease incentive loss of $184 and recorded an operating lease liability in the corresponding amount. The lease liability was reduced over the lease term period in conjunction with the issuance of the shares. On March 15, 2025, the lease agreement with the Tenant expired.

During the year ended December 31, 2024, the Company received $420, issued 62 million shares of common stock and reduced the lease liability by $96. During the year ended December 31, 2025, the Company received $113, reduced the lease liability by $20, issued 0 shares of common stock, and recorded 56,000,000 shares of common stock to be issued. At December 31, 2025, the Company recorded a liability of $360 for 88,000,000 shares of common stock potentially issuable under the Agreements. These shares have yet to be issued pending administrative closeout of the contract and mutually agreeable releases.

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

Note 10. Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. During the years ended December 31, 2025 and 2024, the Company made contributions to the 401(k) Plan of $3 and $3, respectively.

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

In separate transactions on September 23, 2025, the Company issued 100,000,000 shares to its Interim CEO & CFO and 100,000,000 shares to an employee. The shares were granted at a fair value of $0.0001 per share, resulting in compensation expense of $10 for each grant. The shares carry a par value of $0.001, resulting in $100 recorded to common stock for each issuance. The excess of par value over the fair value of the shares issued, totaling $90 for each grant, was recorded as a reduction to additional paid-in capital. The shares were vested on grant date.

Loans Payable – Related Party

On August 1, 2023, a former executive loaned the Company $15. The loan bears interest at an annual rate of 4.43%. A maturity date has not yet been set. For the years ended December 31, 2025 and 2024, respectively, the Company recorded $0.7 and $0.6 of interest expense in respect of this loan.

Accounts Payable – Related Party

During the year ended December 31, 2023, a former executive paid consultants reimbursable by the Company in the amount of $20, which are outstanding as of December 31, 2025. During the year ended December 31, 2024, an executive paid legal fee reimbursable by the company in the amount of $25, which are outstanding as of December 31, 2025. The total related-party payable balance outstanding as of December 31, 2025 was $45.

Note 12. Income Taxes

Components of Income (Loss) before Income Taxes

As required by ASU 2023-09, the components of loss before income taxes are as follows:

	For the year ended December 31,
	2025	2024
Domestic (U.S.)	$(219)	$5,521
Foreign	-	-
Total income (loss) before income taxes	$(219)	$5,521

Effective Tax Rate Reconciliation

The following table reconciles the income tax benefit computed at the U.S. federal statutory rate to the Company’s reported income tax expense. Percentages are based on the loss before income taxes.

For the year ended December 31,	2025($)	2025(%)	2024($)	2024(%)
Federal statutory tax (at 21%)	$(46)	21.0%	$1,159	21.0%
State and local income taxes, net [1]	(9)	4.1%	235	4.3%
Non-taxable or non-deductible items
Change in fair value of derivatives [2]	-	0.0%	(1,496)	-27.1%
Other permanent items	1	-0.5%	-	0.0%
Changes in valuation allowances	54	-24.6%	102	1.8%
Income tax expense (benefit)	$-	0.0%	$-	0.0%

1	The state and local income tax category is primarily comprised of taxes related to the state of Georgia, which represents 100% of the Company’s state tax effect for the periods presented, net of federal tax benefits.

2	In accordance with ASU 2023-09, the Company has disaggregated reconciling items that exceed 5% of the statutory tax amount. This includes the non-taxable change in fair value of derivatives in 2024.

Deferred Tax Assets and Liabilities

Significant components of the Company’s deferred tax assets are as follows:

	As of December 31,
	2025	2024
U.S. federal tax loss carry–forward	$19,039	$18,994
U.S. State tax loss carry–forward	464	455
Equity based compensation	8,567	8,567
Fixed assets, intangibles, and goodwill	(51)	(51)
Long-term investments	(7)	(7)
Total deferred tax assets	28,012	27,958
Less: valuation allowance	(28,012)	(27,958)
Net deferred tax asset	$-	$-

Income Taxes Paid (Disaggregated by Jurisdiction)

The Company paid no material income taxes during the years ended December 31, 2025, and 2024.

For the year ended December 31,
	2025	2024
Federal (U.S.)	$-	$-
State and local (Georgia)	-	-
Foreign	-	-
Total Income Taxes Paid, net of refunds.	$-	$-

Operating Loss Carryforwards

As of December 31, 2025, the Company has gross federal net operating loss (“NOL”) carryforwards of approximately $90,661 and gross state net operations loss carryforwards of $10,261. As it is not more likely than not that the resulting deferred tax benefits will be realized, a full valuation allowance has been recognized for such deferred tax assets. Federal and state laws impose substantial restrictions on the utilization of tax attributes in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. As of December 31, 2025, the Company performed a high-level review of its changes in ownership and determined that a change of control event likely occurred under Section 382 of the Internal Revenue Code and the Company’s net operating loss carryforwards are likely to be limited.

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

The Company files income tax returns in the U.S. federal jurisdiction and Georgia jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examination by tax authorities for years before 2022. The Internal Revenue Service has not recently informed the Company of any pending examinations.

Note 13. Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued and determined the following are material:

On December 23, 2025, we initiated a common stock offering to raise up to $1,000 at $0.001 per share from accredited investors. The offering is exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D thereunder. At December 31, 2025, we had raised $300 and issued 300,000,000 shares of common stock. Subsequent to December 31, 2025, we raised an additional $375 and issued 375,000,000 shares of common stock. The offering closed on January 29, 2026 with the company raising $675 in aggregate and issuing a total of 675,000,000 common shares.

In February 2026, the Company bound a Management Liability (Directors & Officers) insurance policy with a $1,000 aggregate limit of liability. The policy provides coverage for an annual period and includes Insuring Agreements A, B, and C. The annual premium for the policy is $34, plus applicable fees and taxes. This policy replaces coverage that had been previously exhausted.

No other subsequent events requiring disclosure were identified.

