Form 10-Q
period 2026-03-31
MGT CAPITAL INVESTMENTS, INC.
filed 2026-05-07
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes ☐ No ☒

As of May 7, 2026, there were 5,165,670,903 shares of the registrant’s Common stock, $0.001 par value per share, issued and outstanding.

MGT CAPITAL INVESTMENTS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

I

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MGT CAPITAL INVESTMENTS, INC.

BALANCE SHEET

(Dollars in thousands, except per-share amounts)

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$218	$103
Other current assets	6	3
Total current assets	224	106

Non-current assets
Property and equipment, at cost, net	-	-
Total assets	$224	$106

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$409	$458
Accounts payable - related party	45	45
Accrued expenses and other payables	302	333
Note payable, related party	15	15
Common stock to be issued	360	360
Total current liabilities	1,131	1,211

Non-current liabilities
Convertible note payable, net of unamortized discount of $39 and $44	1,181	1,176
Total liabilities	2,312	2,387

Commitments and Contingencies (Note 8)

Stockholders’ Deficit
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 5,015,670,903 and 4,640,670,903 shares issued and outstanding at March 31, 2026 and December 31, 2025.	5,016	4,641
Additional paid-in capital	419,815	419,815
Accumulated deficit	(426,919)	(426,737)
Total stockholders’ deficit	(2,088)	(2,281)

Total Liabilities and Stockholders’ Deficit	$224	$106

The accompanying notes are an integral part of these unaudited condensed financial statements.

MGT CAPITAL INVESTMENTS, INC.

STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Three Months ended March 31,
	2026	2025
Revenue
Bitcoin mining	$-	$29
Hosting services	-	58
Total revenue	-	87
Operating expenses
Cost of revenue	-	78
General and administrative	152	173
Total operating expenses	152	251
Operating loss	(152)	(164)

Other non-operating income (expense)
Interest expense	(25)	(50)
Accretion of debt discount	(5)	-
Total non-operating expense	(30)	(50)

Net loss	$(182)	$(214)

Per-share data
Basic and diluted, net loss per share	$(0.00)	$(0.00)
Basic and diluted, weighted average number of common shares outstanding	4,954,282,014	2,490,670,903

The accompanying notes are an integral part of these unaudited condensed financial statements.

MGT CAPITAL INVESTMENTS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2025	650,000	$1	2,490,670,903	$2,491	$421,538	$(426,518)	$(2,488)
Net loss	-	-	-	-	-	(214)	(214)
Balance at March 31, 2025	650,000	$1	2,490,670,903	$2,491	$421,538	$(426,732)	$(2,702)

Balance at January 1, 2026	-	$-	4,640,670,903	$4,641	$419,815	$(426,737)	$(2,281)
Sale of common stock underlying equity purchase agreement for cash	-	-	375,000,000	375	-	-	375
Net loss	-	-	-	-	-	(182)	(182)
Balance at March 31, 2026	-	$-	5,015,670,903	$5,016	$419,815	$(426,919)	$(2,088)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MGT CAPITAL INVESTMENTS, INC.

STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(182)	$(214)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	29
Accretion of debt discount	5	-
Change in operating assets and liabilities
Accounts receivable	-	45
Prepaid expenses and other current assets	(3)	(4)
Accounts payable	(49)	(4)
Accrued expenses	(31)	62
Security deposit	-	(45)
Net cash used in operating activities	(260)	(131)

Cash Flows From Financing Activities
Proceeds from sale of stock under equity purchase agreement	375	-
Proceeds from issuance of stock under lease agreement	-	100
Proceeds from loans payable	-	26
Net cash provided by financing activities	375	126

Net change in cash and cash equivalents	115	(5)
Cash and cash equivalents, beginning of period	103	6
Cash and cash equivalents, end of period	$218	$1

Supplemental disclosure of cash flow information
Cash paid for interest	$16	$13
Cash paid for income tax	$-	$-

Non-cash investing and financing activities

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

During the year, the Company’s mining activity also included the use of approximately 115 third party-owned miners that management considered abandoned. The Company offered third-party owners of miners a hosting service whereby MGT operated and maintained miners for a fixed monthly fee. All miners, both Company-owned and hosted, were housed in a modified shipping container on property owned by the Company in Georgia. On March 15, 2025, the Company’s lease with its primary hosting customer expired and the Company discontinued its own self-mining activities. As of March 31, 2026 and May 7, 2026, the Company continued to own 35 Antminer S19 Pro miners with the capability of providing approximately 3 Petahashes per second (“PH/s”) of hash power for self-mining. These miners were placed in storage pending evaluation of redeployment alternatives.

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

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10–Q and Rule 8 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”) on March 17, 2026. Operating results for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ended December 31, 2026.

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

Note 2. Going Concern and Management’s Plans

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2026, the Company had incurred significant operating losses since inception and continues to generate losses from operations. For the three months ended March 31, 2026, the Company had a net loss of $182 and cash used in operating activities of $260. As of March 31, 2026, the Company had an accumulated deficit of $426,919, cash and cash equivalents of $218, and our working capital deficit was $907.

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

Following the cessation of its digital-asset mining operations in March 2025 and the sale of its LaFayette, Georgia facility in May 2025, the Company currently does not have any active revenue-generating operations. In addition, there have been management changes and the Company will require additional funding to re-establish and grow its operations. The Company has addressed this by raising $675 in its equity offering that expired on January 29, 2026. The Company recognizes that it will need to raise additional capital beyond this offering and has initiated an additional equity offering of $500 that it has undertaken to support near-term working capital needs while it is continuing its strategic and operational review. While new leadership is overseeing strategic and financing initiatives, there can be no assurance that the Company will be able to raise additional capital when needed to support these efforts, or at terms deemed acceptable, if at all.

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

Note 3. Summary of Significant Accounting Policies

Use of estimates and assumptions and critical accounting estimates and assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and also affect the amounts of revenues and expenses reported for each period. Actual results could differ from those which result from using such estimates. Management utilizes various other estimates, including but not limited the valuation allowance for deferred tax assets. The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period that they are determined to be necessary.

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents. The Company’s combined accounts were $218 and $103 as of March 31, 2026 and December 31, 2025, respectively. Accounts are insured by the FDIC up to $250 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of March 31, 2026 and December 31, 2025, the Company had $0 and $0, respectively, in excess over the FDIC insurance limit.

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

For the periods ended March 31, 2026 and 2025, the Company converted all crypto assets received from mining activities to U.S. dollars shortly after receipt and did not hold any crypto assets at March 31, 2026 or December 31, 2025; therefore, adoption of ASU 2023-08 did not have a material impact on the Company’s financial statements.

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

The following table presents the activities of digital currencies for the periods ended March 31, 2026, and December 31, 2025:

Crypto assets at January 1, 2025	$-
Additions from mining activities	29
Realized gain on sale of crypto assets	-
Sales of crypto assets	(29)
Crypto assets at December 31, 2025	-
Additions from mining activities	-
Realized gain on sale of crypto assets	-
Sales of crypto assets	-
Crypto assets at March 31, 2026	$-

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

The following tables present segment revenue and gross profit (loss), including the significant expense items reviewed by the CODM, for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025

Total revenues	$-	$87
Less: Cost of revenues
Depreciation	-	29
Electricity and other expenses	-	49
General and administrative	152	173
Operating loss	$(152)	$(164)

The following table reconciles operating loss reviewed by the CODM to net loss for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025

Operating loss reviewed by CODM	$(152)	$(164)
Other expense	(30)	(50)
Net loss	$(182)	$(214)

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

Hosting Revenues

We receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. Under these agreements, the Company provided hosting services that included supplying electrical power, infrastructure support, monitoring, and operational maintenance for third-party mining equipment located within the Company’s facilities. The Company recognized $0 and $58 from these sources during the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2025, one customer accounted for 100% of hosting revenue. After a hosting agreement expires, the Company no longer recognizes hosting revenue for the related miners.

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

Accordingly, the computation of diluted loss per share for the three months ended March 31, 2026 excludes 1,220,240,000 shares issuable upon the conversion of convertible notes payable and the computation of diluted loss per share for the quarter ended March 31, 2025, excludes 600 million shares issuable upon the conversion of outstanding preferred shares.

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

As of March 31, 2026, and December 31, 2025, our financial instruments consisted primarily of cash and cash equivalents, other current assets, accounts payable, and accrued expenses and other payables. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

Management’s evaluation of subsequent events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the review, other than what is described in Note 11– Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements, other than those disclosed below.

In March 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires public companies to provide expanded annual disclosures of certain natural expense categories. The guidance is effective for annual periods beginning after December 15, 2026, with early adoption permitted. While the Company previously indicated an intent to early adopt this guidance, it has elected to defer adoption until the mandatory effective date. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial statements and related disclosure

In November 2024, the FASB issued ASU 2024-04, Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions. The guidance is effective for fiscal years beginning after December 15, 2025. The Company adopted this guidance effective January 1, 2026. Based on the Company’s current debt structure and the absence of induced conversion activity during the period, the adoption of this standard did not have any impact on the Company’s financial position, results of operations, or cash flows.

Note 4. Property and Equipment

Property and equipment consisted of the following:

	As of
	March 31, 2026	December 31, 2025
Land	$-	$-
Computer hardware and software	-	-
Bitcoin mining machines	70	70
Infrastructure	-	-
Containers	-	-
Property and equipment, gross	70	70
Less: Accumulated depreciation	(70)	(70)
Property and equipment, net	$-	$-

The Company recorded depreciation expense of $0 and $29 for the three months ended March 31, 2026 and 2025, respectively.

Note 5. Note Payable

September 2025 Note

On September 22, 2025, the Company entered into a Secured Exchange Note Exchange Agreement with its existing Note holder, pursuant to which the parties agreed to exchange the Company’s outstanding notes (the “Prior Note”). As of the exchange date, the Prior Note had an outstanding principal balance of $1,220, bore interest at 8% per annum, and was scheduled to mature on December 31, 2025. Under the Exchange Agreement, the holder surrendered the Prior Note in exchange for (i) a new secured convertible promissory note (the “September 2025 Note”) issued in the principal amount of $1,220, bearing interest at 8% per annum and maturing on December 31, 2027, and (ii) 500,000,000 shares of the Company’s common stock. The equity consideration was valued at $0.0001 per share, resulting in a fair value of $50 as of the issuance date. The September 2025 Note is convertible into common shares at $0.001 per share. The Company recorded interest expense of $25 for the three months ended March 31, 2026 for this note. The Company recorded interest expense of $50 for the Prior Note for the three months ended March 31, 2025.

The Company reviewed the transaction under ASC 470-50 and concluded that the revised terms do not constitute a substantial modification. Accordingly, the transaction is accounted for as a modification of the existing November 2024 Note. The value of the equity in the transaction was $50 and recorded as a debt discount in accordance with ASC 470. The conversion feature added by the modification was determined to be non-substantive under ASC 470. No gain or loss was recognized as a result of the modification. The note continues to be carried at its previous amortized cost basis, adjusted for the $50 debt discount, which will be amortized over the remaining term of the note. For the three months ended March 31, 2026, the Company recorded $5 in accretion of debt discount. As of March 31, 2026, the carrying value of the Note was $1,181, net of unamortized discount of $39.

The September 2025 Note is classified as a long-term liability on the Company’s balance sheet, as the maturity date exceeds one year from the reporting date. As of March 31, 2026, there are 1,220,240,000 potentially dilutive shares of common stock issuable upon the conversion of this note. These shares were excluded from the computation of diluted net loss per share for the three months ended March 31, 2026, as their inclusion would have been anti-dilutive.

Note Payable – Related Party

On August 1, 2023 a former executive loaned the Company $15. The note bears interest at an annual rate of 4.43%. A maturity date has not yet been set. For the three months ended March 31, 2026 and 2025, respectively, the Company recorded $0.1 and $0.1 of interest expense in respect of this note.

Note 6. Leases

The Company is not a party to any leases. As a result, the Company did not record rent expense for the three months ended March 31, 2026 and 2025.

Note 7. Common Stock and Preferred Stock

Common stock

Common Stock Issuances

In January 2026, the Company issued 375,000,000 shares of common stock to accredited investors that participated in a private placement for an aggregate of $375. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D thereunder. These share issuances were part of an offering by the Company initiated in December 2025 that raised $675 in total and closed on January 29, 2026.

Preferred stock

The Company had no preferred stock outstanding on March 31, 2026 or December 31, 2025.

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

During the three months ended March 31, 2025, the Company received $113, reduced the lease liability by $20, issued 0 shares of common stock, and recorded 56,000,000 shares of common stock to be issued. At March 31, 2026, the Company recorded a liability of $360 for 88,000,000 shares of common stock potentially issuable under the Agreements. These shares have yet to be issued pending administrative closeout of the contract and mutually agreeable releases.

Legal proceedings

The Company is not a party to any material legal proceedings, and to management’s knowledge, no such proceedings have been threatened. From time to time, the Company may be involved in routine litigation or claims that arise in the ordinary course of business; however, management does not believe that any such matters will have a material effect on the Company’s financial position, results of operations, or cash flows.

Note 9. Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. During the three months ended March 31, 2026, and 2025, the Company made contributions to the 401(k) Plan of $1 and $0, respectively.

Note 10. Related Party Transactions

Loans Payable – Related Party

On August 1, 2023, a former executive loaned the Company $15. The loan bears interest at an annual rate of 4.43%. A maturity date has not yet been set. For the three months ended March 31, 2026, and 2025, respectively, the Company recorded $0.1 and $0.1 of interest expense in respect of this loan.

Accounts Payable – Related Party

During the year ended December 31, 2023, a former executive paid consultants reimbursable by the Company in the amount of $20, which are outstanding as of March 31, 2026. During the period ended March 31, 2025, an executive paid legal fee reimbursable by the company in the amount of $25, which are outstanding as of March 31, 2026.

Note 11. Subsequent Events

The Company has evaluated subsequent events through the date these unaudited condensed financial statements were available to be issued and determined that the following material events occurred after March 31, 2026:

On February 10, 2026, we initiated a common stock offering to raise up to $500 at $0.001 per share from accredited investors. The offering is exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D thereunder. Subsequent to March 31, 2026, we raised $150 and issued 150,000,000 shares of common stock. The offering will expire on July 31, 2026, or when the Company has raised $500 in aggregate.

Item 2. Management’s discussion and analysis of financial condition and results of operations

This Quarterly Report on Form 10–Q (this “Report”) contains forward–looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The statements contained herein that are not purely historical are forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward–looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe” and similar expressions or variations intended to identify forward–looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward–looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward–looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10–K for the fiscal year ended December 31, 2025 as filed with the Securities and Exchange Commission (“SEC”) on March 17, 2026, in addition to other public reports we filed with the SEC. The forward–looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward–looking statements to reflect events or circumstances after the date of such statements.

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

Management is currently engaged in an on-going active strategic review process to determine the Company’s future direction. Our near-term priorities focus on the following core objectives:

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

Hosting Revenues

We receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. Under these agreements, the Company provided hosting services that included supplying electrical power, infrastructure support, monitoring, and operational maintenance for third-party mining equipment located within the Company’s facilities. The Company recognized $0 and $58 from these sources during the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2025, one customer accounted for 100% of hosting revenue. After a hosting agreement expires, the Company no longer recognizes hosting revenue for the related miners.

Recent accounting pronouncements

See Note 3 to our unaudited condensed financial statements appearing in Part I, Item 1 of this Report for Recent Accounting Pronouncements.

Results of operations

Three months ended March 31, 2026 and 2025

Revenues

Our revenues for the three months ended March 31, 2026 decreased by $87, or 100%, to $0, compared to $87 for the three months ended March 31, 2025. Our revenue is partly derived from cryptocurrency mining, which totaled $0 for the three months ended March 31, 2026 and $29 during the three months ended March 31, 2025. The decrease in revenues from mining activities for this period is due to the cessation of self-mining activities in March 2025.

We also receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $0 and $58 during the three months ended March 31, 2026 and 2025, respectively. The decrease in revenues for this period is due to expiration of our lease with our primary hosting customer in March 2025.

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

Operating Expenses

Operating expenses for the three months ended March 31, 2026 decreased by $99 or 39%, to $152, as compared to $251 for the three months ended March 31, 2025. The decrease in operating expenses was primarily due to the cessation of self-mining and hosting activities in March 2025 resulting in a decrease in in cost of revenue of $78 and a decrease in general and administrative expenses of $21.

The decrease in cost of revenue of $78 or 100% to $0 for the three months ended March 31, 2026, as compared to $78 for the three months ended March 31, 2025 was primarily due to the cessation of mining and hosting activities at the LaFayette facility in March 2025. The decrease in general and administrative expenses of $21 or 12%, to $152 for the three months ended March 31, 2026, as compared to $173 for the three months ended March 31, 2025, was primarily due to decreases in consulting services of $66, offset by increases in legal fees of $8, payroll expenses of $18, investor relations of $1, administrative fees of $2 and insurance of $16.

Other Income and Expense

For the three months ended March 31, 2026, non–operating expense of $30 consisted of interest expense of $25 and accretion of debt discount of $5. During the comparable period ended March 31, 2025, non–operating expense of $50 consisted primarily of interest expense.

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

Going Concern

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses since inception and continues to generate losses from operations. For the quarter ended March 31, 2026, the Company had a net loss of $182 and cash used in operating activities of $260. As of March 31, 2026, the Company had an accumulated deficit of $426,919, cash and cash equivalents of $218, and our working capital deficit was $907. Following the cessation of digital-asset mining operations in March 2025 and the sale of the LaFayette, Georgia facility in May 2025, the Company currently does not have active revenue-generating operations.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date of the issuance of the unaudited condensed financial statements included in this report. Management’s plans to mitigate these conditions include continuing to raise capital through debt and equity issuances and pursuing strategic initiatives, including potential business combinations or partnerships. However, there can be no assurance that the Company will be able to raise additional capital or execute these plans on acceptable terms, if at all. Since January 2023, we have raised approximately $2,675 through convertible notes, the sale of equity and warrants, proceeds from asset sales, and related-party financing. Management also implemented certain modifications to simplify our capital structure and extend debt maturities to provide additional near-term financial and strategic flexibility.

The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. For further information regarding the Company’s ability to continue as a going concern and management’s plans, see Note 2, “Summary of Significant Accounting Policies – Going Concern and Management’s Plans,” in the Notes to the Unaudited Condensed Financial Statements.

Cash Flows

	Three Months ended March 31,
	2026	2025
Cash (used in) provided by
Operating activities	$(260)	$(131)
Investing activities	-	-
Financing activities	375	126
Net increase (decrease) in cash and cash equivalents	$115	$(5)

Operating activities

Cash used in operating activities for the three months ended March 31, 2026 primarily consisted of a net loss of $(182) offset by non-cash accretion of debt discount of $5, and increased by cash used by working capital of $(83).

Net cash used by operating activities was $260 for the three months ended March 31, 2026 as compared to net cash used in operating activities of $131 for the three months ended March 31, 2025. Cash used by operating activities for the three months ended March 31, 2025 primarily consisted of a net loss of $214 offset by depreciation of $29 and cash provided by working capital of $54.

Investing activities

Net cash used in investing activities was $0 and $0 for the three months ended March 31, 2026 and 2025 respectively.

Financing activities

During the three months ended March 31, 2026, cash provided by financing activities was $375 which consisted of proceeds from the sale of common stock under equity purchase agreements.

During the three months ended March 31, 2025, cash provided by financing activities was $126 which consisted of proceeds from common stock to be issued under lease agreement and proceeds from loans payable.

Off–balance sheet arrangements

As of March 31, 2026, we had no obligations, assets or liabilities which would be considered off–balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off–balance sheet arrangements.

Item 3. Quantitative and qualitative disclosures about market risk

Not applicable.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our Interim Chief Executive Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as March 31, 2026 due to the following material weakness in our internal control over financial reporting: Our small number of employees does not allow for sufficient segregation of duties and independent review of duties performed.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer and principal financial officer), we performed a complete documentation of the Company’s significant processes and key controls, and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, there were no changes to internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. During the period covered by this Report, there were no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2025, as filed with the SEC on March 17, 2026.

Item 1A. Risk factors

There are no additional risk factors other than those discussed in our Annual Report on Form 10–K, as filed with the SEC on March 17, 2025.

Item 2. Unregistered sales of equity securities and use of proceeds

In January 2026, the company issued 375,000,000 shares of common stock to accredited investors that participated in a private placement for an aggregate of $375. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D thereunder. The funds are being used as general working capital for the Company.

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

MGT CAPITAL INVESTMENTS, INC

Date: May 7, 2026	By:	/s/ Jonathan M. Pfohl
Jonathan M. Pfohl
Interim Chief Executive Officer & Chief Financial Officer

