Form 10-Q
period 2026-06-30
MGT CAPITAL INVESTMENTS, INC.
filed 2026-08-07
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Yes ☐ No ☒

As of August 6, 2026, there were 6,290,802,029 shares of the registrant’s Common stock, $0.001 par value per share, issued and outstanding.

MGT CAPITAL INVESTMENTS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

I

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MGT CAPITAL INVESTMENTS, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands, except per-share amounts)

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$232	$103
Other current assets	-	3
Total current assets	232	106

Non-current assets
Property and equipment, at cost, net	-	-
Total assets	$232	$106

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$9	$458
Accounts payable - related party	-	45
Accrued expenses and other payables	324	333
Note payable, related party	-	15
Common stock to be issued	360	360
Total current liabilities	693	1,211

Non-current liabilities
Convertible note payable, net of unamortized discount of $0 and $44	-	1,176
Total liabilities	693	2,387

Commitments and Contingencies (Note 8)

Stockholders’ Deficit
Series E convertible preferred stock, $0.001 par value, 3,250,000 shares authorized. 3,250,000 and 0 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	3	-
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 6,265,802,029 and 4,640,670,903 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	6,266	4,641
Additional paid-in capital	422,962	419,815
Accumulated deficit	(429,692)	(426,737)
Total stockholders’ deficit	(461)	(2,281)

Total Liabilities and Stockholders’ Deficit	$232	$106

The accompanying notes are an integral part of these unaudited condensed financial statements.

MGT CAPITAL INVESTMENTS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2026	2025	2026	2025
Revenue
Bitcoin mining	$-	$-	$-	$29
Hosting services	-	-	-	58
Total revenue	-	-	-	87
Operating expenses
Cost of revenue	-	11	-	89
General and administrative	149	176	301	349
Total operating expenses	149	187	301	438
Operating loss	(149)	(187)	(301)	(351)

Other non-operating income (expense)
Interest expense	(24)	(43)	(49)	(93)
Accretion of debt discount	(5)	-	(10)	-
Gain on sale of property	-	676	-	676
Gain on settlement of debt	161	-	161	-
Gain on settlement of payables	58	-	58	-
Loss on debt extinguishment	(2,814)	-	(2,814)	-
Total non-operating income (expense)	(2,624)	633	(2,654)	583

Net income (loss)	$(2,773)	$446	$(2,955)	$232

Per-share data
Basic net income (loss) per share	$(0.00)	$0.00	$(0.00)	$0.00
Basic weighted average number of common shares outstanding	5,195,067,948	2,490,670,903	5,075,340,136	2,490,670,903
Fully diluted net income (loss) per share	$(0.00)	$0.00	$(0.00)	$0.00
Fully diluted weighted average number of common shares outstanding	5,195,067,948	3,140,670,903	5,075,340,136	3,140,670,903

The accompanying notes are an integral part of these unaudited condensed financial statements.

MGT CAPITAL INVESTMENTS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2025	650,000	$1	2,490,670,903	$2,491	$421,538	$(426,518)	$(2,488)
Net loss	-	-	-	-	-	(214)	(214)
Balance at March 31, 2025	650,000	$1	2,490,670,903	$2,491	$421,538	$(426,732)	$(2,702)
Net loss	-	-	-	-	-	446	446
Balance at June 30, 2025	650,000	$1	2,490,670,903	$2,491	$421,538	$(426,286)	$(2,256)
Balance at January 1, 2026	-	$-	4,640,670,903	$4,641	$419,815	$(426,737)	$(2,281)
Sale of common stock underlying equity purchase agreement for cash	-	-	375,000,000	375	-	-	375
Net loss	-	-	-	-	-	(183)	(183)
Balance at March 31, 2026	-	$-	5,015,670,903	$5,016	$419,815	$(426,919)	$(2,088)
Sale of common stock underlying equity purchase agreement for cash	-	-	400,000,000	400	(100)	-	300
Issuance of common stock to settle account payable	-	-	100,000,000	100	-	-	100
Issuance of common and preferred stock in connection with note exchange agreement	3,250,000	3	750,131,126	750	3,247	-	4,000
Net loss	-	-	-	-	-	(2,773)	(2,773)
Balance at June 30, 2026	3,250,000	$3	6,265,802,029	$6,266	$422,962	$(429,692)	$(461)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MGT CAPITAL INVESTMENTS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Six Months Ended June 30
	2026	2025
Cash Flows From Operating Activities
Net income (loss)	$(2,955)		$232
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	-		39
Accretion of debt discount	10		-
Loss on debt extinguishment	2,814		-
Gain on sale of property and equipment	-		(676)
Gain on equity settlement of accounts payable	(219)		-
Change in operating assets and liabilities
Accounts receivable	-		45
Prepaid expenses and other current assets	3		(4)
Accounts payable	(130)		(52)
Accounts payable - related party	(45)		-
Accrued expenses	(9)		(79)
Security deposit	-		(45)
Net cash used in operating activities	(531)		(540)

Cash Flows From Investing Activities
Proceeds from sale of property and equipment	-		1,350
Net cash provided by investing activities	-		1,350

Cash Flows From Financing Activities
Proceeds from sale of stock under equity purchase agreements	675		-
Proceeds from issuance of stock under lease agreement	-		100
Repayment of notes payable, related party	(15)		-
Repayment of loan payable	-		(662)
Net cash (used in) provided by financing activities	660		(562)

Net change in cash and cash equivalents	129		248
Cash and cash equivalents, beginning of period	103		6
Cash and cash equivalents, end of period	$232		$254

Supplemental disclosure of cash flow information
Cash paid for interest	$49		$63
Cash paid for income tax	$-		$-
Supplemental Schedule of Non-cash investing and financing activities
Exchange of Secured Convertible Promissory Note for Equity:
Notes payable principal extinguished	$1,220		$-
Less: Unamortized debt discount eliminated	(34)		-
Net carrying value of note payable	$1,186	$

Settlement of Accounts Payable for Common Stock:
Accounts payable extinguished	$262		$-

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

During the year, the Company’s mining activity also included the use of approximately 115 third party-owned miners that management considered abandoned. The Company offered third-party owners of miners a hosting service whereby MGT operated and maintained miners for a fixed monthly fee. All miners, both Company-owned and hosted, were housed in a modified shipping container on property owned by the Company in Georgia. On March 15, 2025, the Company’s lease with its primary hosting customer expired and the Company discontinued its own self-mining activities. As of June 30, 2026 and August 7, 2026, the Company continued to own 35 Antminer S19 Pro miners with the capability of providing approximately 3 Petahashes per second (“PH/s”) of hash power for self-mining. These miners were placed in storage pending evaluation of redeployment alternatives. The Company continues to monitor the economics of Bitcoin mining to evaluate the profitability of re-deploying these assets.

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

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10–Q and Rule 8 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”) on March 17, 2026. Operating results for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ended December 31, 2026.

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

Note 2. Going Concern and Management’s Plans

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2026, the Company had incurred significant operating losses since inception and continues to generate losses from operations. For the three and six months ended June 30, 2026, the Company had a net loss of $2,773 and $2,955, respectively and cash used in operating activities of $531 for the six months ended June 30, 2026. As of June 30, 2026, the Company had an accumulated deficit of $429,692, cash and cash equivalents of $232, and a working capital deficit of $461.

Since January 2023, the Company has secured $2,975 in working capital through the issuance of a convertible note, the sale of equity and warrants, proceeds from the sale of assets and related party notes. In addition, management has made modifications to simplify our capital structure, reduce our payables and eliminate our long-term debt to provide additional financial and strategic flexibility. The Company will require additional funding to grow its operations. Management intends to continue raising capital through debt and equity as opportunities arise to meet our on-going working capital needs. Further, depending upon operational profitability, the Company may also need to raise additional funding for ongoing working capital purposes. There can be no assurance, however, that the Company will be able to raise additional capital as and when needed, or at terms deemed acceptable, if at all.

Following the cessation of its digital-asset mining operations in March 2025 and the sale of its LaFayette, Georgia facility in May 2025, the Company currently does not have any active revenue-generating operations. In addition, there have been management changes and the Company will require additional funding to re-establish and grow its operations. The Company has addressed this by raising $975 in its equity offerings in December 2025 and the six months ended June 30, 2026. The Company recognizes that it will need to raise additional capital and has initiated an additional equity offering with remaining capacity of $225 that it has undertaken to support near-term working capital needs while it is continuing its strategic and operational review. While new leadership is overseeing strategic and financing initiatives, there can be no assurance that the Company will be able to raise additional capital when needed to support these efforts, or at terms deemed acceptable, if at all.

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

Note 3. Summary of Significant Accounting Policies

Use of estimates and assumptions and critical accounting estimates and assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and affect the amounts of revenues and expenses reported for each period. Actual results could differ from those which result from using such estimates. Management utilizes various other estimates, including but not limited the valuation allowance for deferred tax assets. The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period that they are determined to be necessary.

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents. The Company’s combined accounts were $232 and $103 as of June 30, 2026 and December 31, 2025, respectively. Accounts are insured by the FDIC up to $250 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of June 30, 2026 and December 31, 2025, the Company had $0 and $0, respectively, in excess over the FDIC insurance limit.

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

For the periods ended June 30, 2026 and 2025, the Company converted all crypto assets received from mining activities to U.S. dollars shortly after receipt and did not hold any crypto assets at June 30, 2026 or December 31, 2025; therefore, adoption of ASU 2023-08 did not have a material impact on the Company’s financial statements.

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

The following table presents the activities of digital currencies for the periods ended June 30, 2026, and December 31, 2025:

Crypto assets at January 1, 2025	$-
Additions from mining activities	29
Realized gain on sale of crypto assets	-
Sales of crypto assets	(29)
Crypto assets at December 31, 2025	-
Additions from mining activities	-
Realized gain on sale of crypto assets	-
Sales of crypto assets	-
Crypto assets at June 30, 2026	$-

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

The following tables present segment revenue and operating loss, including the significant expense items reviewed by the CODM, for the three and six months ended June 30, 2026 and 2025:

Three and Six Months Ended June 30, 2026

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Total Revenues	$-	$-
Less: Cost of Revenues:
Depreciation	-	-
Electricity and other expenses	-	-
Less: General and administrative	149	301
Operating loss	$(149)	$(301)

Three and Six Months Ended June 30, 2025

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Total Revenues	$-	$87
Less: Cost of Revenues:
Depreciation	10	39
Electricity and other expenses	1	50
Less: General and administrative	176	349
Operating loss	$(187)	$(351)

The following table reconciles operating loss reviewed by the CODM to consolidated net income for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating loss reviewed by CODM	(149)	(187)	(301)	(351)
Other income (expense)	(2,624)	633	(2,654)	583
Net income (loss)	$(2,773)	$446	$(2,955)	$232

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

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all the following:

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

Hosting Revenues

We receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. Under these agreements, the Company provided hosting services that included supplying electrical power, infrastructure support, monitoring, and operational maintenance for third-party mining equipment located within the Company’s facilities. The Company recognized $0 and $0 from these sources during the three and six months ended June 30, 2026, respectively. The Company recognized $0 and $58 from these sources during the three and six months ended June 30, 2025, respectively. During the six months ended June 30, 2025, one customer accounted for 100% of hosting revenue. After a hosting agreement expires, the Company no longer recognizes hosting revenue for the related miners.

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

The Company’s debt modifications in 2025 did not result in any gain or loss. During the six months ended June 30, 2026, the Company completed a debt extinguishment transaction resulting in the retirement of $1.2 million in principal debt in exchange for equity. Consequently, the Company recognized a loss on debt extinguishment of approximately $2,814 for the three and six months ended June 30, 2026, representing the difference between the carrying value of the extinguished debt and the fair value of the equity consideration issued (see Note 5 – Note Payable).

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

Income (loss) per share

Basic income (loss) per share is calculated by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing the net income (loss) attributable to common shareholders by the sum of the weighted average number of common shares outstanding plus potential dilutive common shares outstanding during the period. Potential dilutive securities, comprised of convertible debt and convertible preferred stock are not reflected in diluted net income (loss) per share because their inclusion would not have resulted in additional dilution, based on the impact of the loss on debt extinguishment and related adjustments to net income for the period.

Accordingly, the computation of diluted loss per share for the three and six months ended June 30, 2026 excludes 1,220,240,000 shares issuable upon the conversion of convertible note (extinguished June 30, 2026) and 3,250,000,000 shares issuable upon the conversion of Series E Preferred Stock (issued June 30, 2026). The computation of fully diluted loss per share for the three and six months ended June 30, 2025, includes 650 million shares issuable upon the conversion of then outstanding preferred shares.

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

As of June 30, 2026, and December 31, 2025, our financial instruments consisted primarily of cash and cash equivalents, other current assets, accounts payable, and accrued expenses and other payables. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

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

In March 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires public companies to provide expanded annual disclosures of certain natural expense categories. The guidance is effective for annual periods beginning after December 15, 2026, with early adoption permitted. While the Company previously indicated an intent to early adopt this guidance, it has elected to defer adoption until the mandatory effective date. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial statements and related disclosures.

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

Note 4. Property and Equipment

Property and equipment consisted of the following:

	As of
	June 30, 2026	December 31, 2025
Land	$-	$-
Computer hardware and software	-	-
Bitcoin mining machines	70	70
Infrastructure	-	-
Containers	-	-
Property and equipment, gross	70	70
Less: Accumulated depreciation	(70)	(70)
Property and equipment, net	$-	$-

The Company recorded depreciation expense of $0 and $0 for the three months and six months ended June 30, 2026, respectively. The Company recorded depreciation expense of $10 and $39 for the three and six months ended June 30, 2025, respectively.

Note 5. Note Payable

September 2025 Note

On September 22, 2025, the Company entered into a Secured Exchange Note Exchange Agreement with its existing Note holder, pursuant to which the parties agreed to exchange the Company’s outstanding notes (the “Prior Note”). As of the exchange date, the Prior Note had an outstanding principal balance of $1,220, bore interest at 8% per annum, and was scheduled to mature on December 31, 2025. Under the Exchange Agreement, the holder surrendered the Prior Note in exchange for (i) a new secured convertible promissory note (the “September 2025 Note”) issued in the principal amount of $1,220, bearing interest at 8% per annum and maturing on December 31, 2027, and (ii) 500,000,000 shares of the Company’s common stock. The equity consideration was valued at $0.0001 per share, resulting in a fair value of $50 as of the issuance date. The September 2025 Note is convertible into common shares at $0.001 per share. The Company recorded interest expense of $25 and $49 for the three and six months ended June 30, 2026, respectively for this note. The Company recorded interest expense of $43 and $93 for the Prior Note for the three and six months ended June 30, 2025, respectively.

The Company reviewed the transaction under ASC 470-50 and concluded that the revised terms do not constitute a substantial modification. Accordingly, the transaction is accounted for as a modification of the existing November 2024 Note. The value of the equity in the transaction was $50 and recorded as a debt discount in accordance with ASC 470. The conversion feature added by the modification was determined to be non-substantive under ASC 470. No gain or loss was recognized because of the modification. The note continues to be carried at its previous amortized cost basis, adjusted for the $50 debt discount, which will be amortized over the remaining term of the note. For the three and six months ended June 30, 2026, the Company recorded $5 and $10, respectively in accretion of debt discount.

The September 2025 Note is classified as a long-term liability on the Company’s balance sheet as of December 31, 2025, as the maturity date exceeds one year from the reporting date. This note was extinguished on June 30, 2026.

Note Exchange Agreement

On June 30, 2026, the Company entered into an exchange agreement (the “Note Exchange Agreement”), whereby it issued 750,131,126 shares of common stock and 3,250,000 shares of a newly designated series of preferred stock, designated as Series E Convertible Preferred Stock, par value $0.001 per share, which are convertible into 3,250,000,000 common shares in consideration for the extinguishment of $1,220 in outstanding September 2025 Notes.

The equity consideration issued was valued at an aggregate fair value of $4,000 (consisting of $750 allocated to common stock par value, $3 allocated to preferred stock par value, and $3,247 allocated to additional paid-in capital). This resulted in a recognized non-operating loss on debt extinguishment of $2,814 for the three and six months ended June 30, 2026, representing the excess of the equity consideration’s fair value over the $1,186 net carrying value of the note (consisting of $1,220 in principal less $34 in remaining unamortized debt discount) immediately prior to settlement.

The issuance of the 3,250,000 shares of Series E Preferred Stock and 750,131,126 shares of Common Stock to Project Nickel LLC was not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act, as an exchange of securities by an issuer with an existing security holder exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

As of June 30, 2026, there are 3,250,000,000 potentially dilutive shares of common stock issuable upon the conversion of the Series E Convertible Preferred Stock. These shares were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2026, as their inclusion would have been anti-dilutive due to the net loss positions recorded in the periods.

Note Payable – Related Party

On August 1, 2023 a former executive loaned the Company $15. During the three months ended June 30, 2026, the Company re-paid this note payable including $1 in interest expense. For the three months ended June 30, 2026 and 2025, respectively, the Company recorded $0.1 and $0.1 of interest expense in respect of this note.

Note 6. Leases

The Company is not a party to any leases. As a result, the Company did not record rent expense for the three months ended June 30, 2026 and 2025. (See Note 8.)

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

During the three months ended June 30, 2026, the company issued 250,000,000 shares of common stock to accredited investors that participated in a private placement for an aggregate of $250. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D thereunder. The funds are being used as general working capital for the Company.

On May 14, 2026, the company settled $262 of outstanding payables through the issuance of 100,000,000 shares of common stock to an accredited investor. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 30, 2026, the Company issued 150,000,000 shares of common stock to an accredited investor that participated in a private placement for $50. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 30, 2026, the Company entered into the Note Exchange Agreement, whereby, it issued 750,131,126 shares of common stock and 3,250,000 shares of a newly designated series of preferred stock, designated as Series E Convertible Preferred Stock, par value $0.001 per share that are convertible into 3,250,000,000 common shares in consideration for $1,220 in outstanding September 2025 Notes. The issuance of 3,250,000 shares of Series E Preferred Stock and 750,131,126 shares of Common Stock to Project Nickel LLC was not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act, as an exchange of securities by an issuer with an existing security holder exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

Preferred stock

On June 30, 2026, the Company filed a Certificate of Designation of Series E Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware, establishing a new designated class of 3,250,000 authorized preferred shares, par value $0.001 per share. The Series E Preferred Stock carries certain preferences, rights, and structural limitations, including a fixed 9.9% beneficial ownership limitation blocker.

Additionally on June 30, 2026, the Company entered into an exchange agreement, whereby, it issued 750,131,126 shares of common stock and 3,250,000 shares of a newly designated series of preferred stock, designated as Series E Convertible Preferred Stock, par value $0.001 per share that are convertible into 3,250,000,000 common shares in consideration for $1,220 in outstanding September 2025 Notes.

As of June 30, 2026, there are 3,250,000,000 potentially dilutive shares of common stock issuable upon the conversion of the Series E Convertible Preferred Stock. These shares were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2026, as their inclusion would have been anti-dilutive. The Company had no preferred stock outstanding on December 31, 2025.

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

During the three and six months ended June 30, 2025, the Company received $0 and $113, reduced the lease liability by $0 and $20, issued 0 shares of common stock, and recorded 0 and 56,000,000 shares of common stock to be issued. At June 30, 2026, the Company has a recorded liability of $360 for 88,000,000 shares of common stock potentially issuable under the Agreements. These shares have yet to be issued pending administrative close-out of the contract and mutually agreeable releases.

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

Note 9. Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. During the three and six months ended June 30, 2026, the Company made contributions to the 401(k) Plan of $1 and $0, respectively. During the three and six months ended June 30, 2025, the Company made contributions to the 401K Plan of $0 and $0, respectively.

Note 10. Related Party Transactions

Loans Payable – Related Party

On August 1, 2023, a former executive loaned the Company $15. The loan bears interest at an annual rate of 4.43%. During the three months ended June 30, 2026, the Company re-paid this note payable including $1 in accrued interest.

For the three months ended June 30, 2026, and 2025, respectively, the Company recorded $0.1 and $0.1 of interest expense in respect of this loan. For the six months ended June 30, 2026 and 2025, respectively, the Company recorded $0.2 and $0.1 of interest expense in respect of this loan.

Accounts Payable – Related Party

During the year ended December 31, 2023, a former executive paid consultants reimbursable by the Company in the amount of $20. During the period ended June 30, 2025, a former executive paid legal fee reimbursable by the company in the amount of $25. Both related party accounts payable were re-paid during the three months ended June 30, 2026.

Note 11. Subsequent Events

The Company has evaluated subsequent events through the date these unaudited condensed financial statements were available to be issued and determined that the following material events occurred after June 30, 2026:

On February 10, 2026, we initiated a common stock offering to raise up to $500 at $0.001 per share from accredited investors. The offering is exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D thereunder. After June 30, 2026, we raised $25 and issued 25,000,000 shares of common stock. The offering was extended by management for 30 days and will expire on August 30, 2026, or when the Company has raised $500 in aggregate.

On July 15, 2026, the Board of Directors of the Company (the “Board”) held a formal meeting during which  it reviewed standing corporate governance structures and re-affirmed committee designations pursuant to their respective written charters:

●	Audit Committee: The Board re-affirmed the Audit Committee Charter and designated Michael Onghai as member and David M. Garrity, CFA as Chairman of the Audit Committee. The Board re-affirmed that Mr. Garrity qualifies as an “independent director” under NASDAQ Listing Rule 5605(a)(2) and determined that Mr. Garrity meets the qualifications of an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K.
●	Compensation Committee: The Board re-affirmed the Compensation Committee Charter and designated David Garrity as member and Michael Onghai as Chairman of the Compensation Committee;
●	Nominating and Corporate Governance Committee: The Board re-affirmed the Nominating and Corporate Governance Committee Charter and designated David Garrity and Michael Onghai members and Jonathan Pfohl as Chairman of the Nominating and Corporate Governance Committee.

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

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all the following:

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

Hosting Revenues

We receive revenues from third parties renting capacity at our facility and from hosting miners owned by others. Under these agreements, the Company provided hosting services that included supplying electrical power, infrastructure support, monitoring, and operational maintenance for third-party mining equipment located within the Company’s facilities. The Company recognized $0 and $58 from these sources during the three months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2025, one customer accounted for 100% of hosting revenue. After a hosting agreement expires, the Company no longer recognizes hosting revenue for the related miners.

Recent accounting pronouncements

See Note 3 to our unaudited condensed financial statements appearing in Part I, Item 1 of this Report for Recent Accounting Pronouncements.

Results of operations

Three months ended June 30, 2026 and 2025

Revenues

Our revenues for the three months ended June 30, 2026 were $0, which remained unchanged compared to $0 for the three months ended June 30, 2025. Our historical revenue is partly derived from cryptocurrency mining and third-party hosting activities, both of which generated $0 during the three months ended June 30, 2026 and 2025. The absence of revenue in both periods is due to the cessation of all self-mining activities and the expiration of our primary hosting agreement in March 2025.

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

Operating Expenses

Cost of revenue for the three months ended June 30, 2026, decreased by $11, or 100%, to $0, as compared to $11 for the three months ended June 30, 2025. This decrease is entirely attributable to the complete cessation of all self-mining and third-party hosting activities at our LaFayette facility, which occurred in March 2025. The Company did not incur any direct operational costs related to digital asset infrastructure during the three months ended June 30, 2026.

General and administrative expenses for the three months ended June 30, 2026, decreased by $27, or 15%, to $149, as compared to $176 for the three months ended June 30, 2025. The overall decrease primarily reflected lower audit fees of $23, legal fees of $3, closing-related costs of $6, telephone and utilities expense of $3, and a substantial reduction in external consulting services of $53 following the stabilization of corporate restructuring efforts. These decreases were partially offset by higher compliance-related costs, including increased insurance premiums of $35, tax review fees of $6, investor relations expense of $4, and payroll fees of $16.

Other Income and Expense

For the three months ended June 30, 2026, non–operating income (expense) of $2,624 consisted of interest expense of $24, accretion of debt discount of $5 and loss on debt extinguishment of $2,814, offset by gain on the settlement of debt of $161 and gain on settlement of payables of $58. During the comparable period ended June 30, 2025, non–operating income of $633 consisted of interest expense of $43 offset by gain on sale of property of $676.

Six months ended June 30, 2026 and 2025

Revenues

Our revenues for the six months ended June 30, 2026, decreased by $87, or 100%, to $0, as compared to $87 for the six months ended June 30, 2025. Our revenue was historically derived in part from cryptocurrency mining, which totaled $0 for the six months ended June 30, 2026, compared to $29 during the six months ended June 30, 2025. The decrease in revenues from mining activities for this period is due to the cessation of self-mining activities in March 2025.

We also historically received revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $0 and $58 in hosting and rental revenues during the six months ended June 30, 2026, and 2025, respectively. The decrease in revenues for this period is due to the expiration of our lease agreement with our primary hosting customer in March 2025.

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

Operating Expenses

Cost of revenue for the six months ended June 30, 2026, decreased by $89, or 100%, to $0, as compared to $89 for the six months ended June 30, 2025. This decrease is entirely due to the cessation of cryptocurrency self-mining activities and third-party hosting operations at the LaFayette facility in March 2025, which eliminated all associated direct data center utility infrastructure, electricity, and operational depreciation costs for the current period.

General and administrative expenses for the six months ended June 30, 2026, decreased by $48, or 14%, to $301, as compared to $349 for the six months ended June 30, 2025. The overall decrease primarily reflected lower audit fees of $24, closing-related costs of $6, telephone and utilities expense of $6, and a substantial reduction in external consulting services of $119. These decreases were partially offset by higher compliance-related costs, including increased insurance premiums of $52, tax review fees of $6, legal fees of $4, investor relations expense of $6, administrative fees of $3, and payroll fees of $36.

Other Income and Expense

For the six months ended June 30, 2026, non–operating income (expense) of $2,654 consisted of interest expense of $49, accretion of debt discount of $10 and loss on debt extinguishment of $2,814, offset by gain on the settlement of debt of $161 and gain on settlement of payables of $58. During the comparable period ended June 30, 2025, non–operating income of $583 consisted of interest expense of $93, offset by gain on sale of property of $676.

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

On February 10, 2026, we initiated a common stock offering to raise up to $500 at $0.001 per share from accredited investors. The offering is exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D thereunder. Through June 30, 2026, the Company has raised $250 and issued a total of 250,000,000 common shares. The offering was ongoing at June 30,2026 and is set to expire July 31, 2026 unless extended by management 30 days. The funds are being used as general working capital for the Company.

On May 14, 2026, the company settled $262 of outstanding payables through the issuance of 100,000,000 shares of common stock to an accredited investor. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 30, 2026, the Company issued 150,000,000 shares of common stock to an accredited investor that participated in a private placement for $50. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 30, 2026, the Company entered into an exchange agreement, whereby, it issued 750,131,126 shares of common stock and 3,250,000 shares of a newly designated series of preferred stock, designated as Series E Convertible Preferred Stock, par value $0.001 per share that are convertible into 3,250,000,000 common shares in consideration for $1,220 in outstanding Secured Convertible Promissory Notes. The issuance of 3,250,000 shares of Series E Preferred Stock and 750,131,126 shares of Common Stock to Project Nickel LLC was not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act, as an exchange of securities by an issuer with an existing security holder exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

Going Concern

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses since inception and continues to generate losses from operations. For the six months ended June 30, 2026, the Company had a net loss of $2,955 and cash used in operating activities of $531. As of June 30, 2026, the Company had an accumulated deficit of $429,692, cash and cash equivalents of $232, and our working capital deficit was $461. Following the cessation of digital-asset mining operations in March 2025 and the sale of the LaFayette, Georgia facility in May 2025, the Company currently does not have active revenue-generating operations.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date of the issuance of the unaudited condensed financial statements included in this report. Management’s plans to mitigate these conditions include continuing to raise capital through debt and equity issuances and pursuing strategic initiatives, including potential business combinations or partnerships. However, there can be no assurance that the Company will be able to raise additional capital or execute these plans on acceptable terms, if at all. Since January 2023, we have raised approximately $2,975 through convertible notes, the sale of equity and warrants, proceeds from asset sales, and related-party financing. Management also implemented certain modifications to simplify our capital structure and extend debt maturities to provide additional near-term financial and strategic flexibility.

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

Cash Flows

	Six Months ended June 30,
	2026	2025
Cash (used in) provided by
Operating activities	$(531)	$(540)
Investing activities	-	1,350
Financing activities	660	(562)
Net increase (decrease) in cash and cash equivalents	$129	$248

Operating activities

Cash used in operating activities for the six months ended June 30, 2026 primarily consisted of a net loss of $(2,955) offset by non-cash accretion of debt discount of $10, loss on debt extinguishment of $2,814, gain on equity settlement of accounts payable $(219) and increased by cash used by working capital of $(181).

Net cash used by operating activities was $531 for the six months ended June 30, 2026 as compared to $540 for the six months ended June 30, 2025. Cash used by operating activities for the six months ended June 30, 2025 primarily consisted of net income of $232 increased by a cash net gain of $39 from depreciation, reduced by gain on sale of property and equipment of $676 and cash used by working capital of $135.

Investing activities

Net cash provided by investing activities was $0 and $1,350 for the six months ended June 30, 2026 and 2025 respectively. The cash generated during the six months ended June 30, 2025 consisted of the proceeds from the sale of our LaFayette, GA property.

Financing activities

During the six months ended June 30, 2026, cash provided by financing activities was $660 which consisted of proceeds from the sale of common stock under equity purchase agreements and repayment of notes payable of $15, related party.

During the six months ended June 30, 2025, cash used by financing activities was $562 which consisted of proceeds from common stock to be issued under lease agreement and proceeds from loans payable.

Off–balance sheet arrangements

As of June 30, 2026, we had no obligations, assets or liabilities which would be considered off–balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off–balance sheet arrangements.

Item 3. Quantitative and qualitative disclosures about market risk

Not applicable.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our Interim Chief Executive Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as June 30, 2026 due to the following material weakness in our internal control over financial reporting: Our small number of employees does not allow for sufficient segregation of duties and independent review of duties performed.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer and principal financial officer), we performed a complete documentation of the Company’s significant processes and key controls, and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, there were no changes to internal control over financial reporting.

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

Item 1A. Risk factors

There are no additional risk factors other than those discussed in our Annual Report on Form 10–K, as filed with the SEC on March 17, 2026.

Item 2. Unregistered sales of equity securities and use of proceeds

During the three months ended June 30, 2026, the company issued 250,000,000 shares of common stock to accredited investors that participated in a private placement for an aggregate of $250. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D thereunder. The funds are being used as general working capital for the Company.

On May 14, 2026, the company settled $262 of outstanding payables through the issuance of 100,000,000 shares of common stock to an accredited investor. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 30, 2026, the Company issued 150,000,000 shares of common stock to an accredited investor that participated in a private placement for $50. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 30, 2026, the Company entered into an exchange agreement, whereby, it issued 750,131,126 shares of common stock and 3,250,000 shares of a newly designated series of preferred stock, designated as Series E Convertible Preferred Stock, par value $0.001 per share that are convertible into 3,250,000,000 common shares in consideration for $1,220 in outstanding Secured Convertible Promissory Notes. The issuance of 3,250,000 shares of Series E Preferred Stock and 750,131,126 shares of Common Stock to Project Nickel LLC was not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act, as an exchange of securities by an issuer with an existing security holder exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

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

MGT CAPITAL INVESTMENTS, INC

Date: August 7, 2026	By:	/s/ Jonathan M. Pfohl
Jonathan M. Pfohl
Interim Chief Executive Officer & Chief Financial Officer

