Form 10-Q
period 2026-09-30
MGT CAPITAL INVESTMENTS, INC.
filed 2026-11-04
CIK 1001601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Yes ☐ No ☒

As of November 4, 2026, there were 6,390,802,029 shares of the registrant’s Common stock, $0.001 par value per share, issued and outstanding.

MGT CAPITAL INVESTMENTS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

I

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MGT CAPITAL INVESTMENTS, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands, except per-share amounts)

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$105	$103
Other current assets	-	3
Total current assets	105	106

Non-current assets
Property and equipment, at cost, net	-	-
Total assets	$105	$106

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$4	$458
Accounts payable - related party	-	45
Accrued expenses and other payables	348	333
Note payable, related party	-	15
Common stock to be issued	360	360
Total current liabilities	712	1,211

Non-current liabilities
Convertible note payable, net of unamortized discount of $0 and $44, respectively	-	1,176
Total liabilities	712	2,387

Commitments and Contingencies (Note 8)

Stockholders’ Deficit
Series E convertible preferred stock, $0.001 par value, 3,250,000 shares authorized. 3,250,000 and 0 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	3	-
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 6,290,802,029 and 4,640,670,903 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	6,291	4,641
Additional paid-in capital	422,962	419,815
Accumulated deficit	(429,863)	(426,737)
Total stockholders’ deficit	(607)	(2,281)

Total Liabilities and Stockholders’ Deficit	$105	$106

The accompanying notes are an integral part of these unaudited condensed financial statements.

MGT CAPITAL INVESTMENTS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2026	2025	2026	2025
Revenue
Bitcoin mining	$-	$-	$-	$29
Hosting services	-	-	-	58
Total revenue	-	-	-	87
Operating expenses
Cost of revenue	-	-	-	89
General and administrative	171	227	472	576
Total operating expenses	171	227	472	665
Operating loss	(171)	(227)	(472)	(578)

Other non-operating income (expense)
Interest expense	-	(26)	(49)	(119)
Accretion of debt discount	-	-	(10)	-
Gain on sale of property	-	-	-	676
Gain on settlement of debt	-	-	161	-
Gain on settlement of payables	-	-	58	-
Loss on debt extinguishment	-		(2,814)
Other income	-	51	-	51
Total non-operating income (expense)	-	25	(2,654)	608

Net income (loss)	$(171)	$(202)	$(3,126)	$30

Per-share data
Basic net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$0.00
Basic weighted average number of common shares outstanding	6,282,921,594	2,664,040,468	5,482,290,664	2,549,095,811
Fully diluted net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$0.00
Fully diluted weighted average number of common shares outstanding	6,282,921,594	2,664,040,468	5,482,290,664	2,589,323,504

The accompanying notes are an integral part of these unaudited condensed financial statements.

MGT CAPITAL INVESTMENTS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2025	650,000	$1	2,490,670,903	$2,491	$421,538	$(426,518)	$(2,488)
Net loss	-	-	-	-	-	(214)	(214)
Balance at March 31, 2025	650,000	$1	2,490,670,903	$2,491	$421,538	$(426,732)	$(2,702)
Net income	-	-	-	-	-	446	446
Balance at June 30, 2025	650,000	$1	2,490,670,903	$2,491	$421,538	$(426,286)	$(2,256)
Issuance of common stock to a director, officer & employee	-	-	700,000,000	700	(624)	-	76
Issuance of common stock in connection with note exchange agreement	-	-	500,000,000	500	(450)	-	50
Conversion of Series D Preferred stock into common	(650,000)	(1)	650,000,000	650	(649)	-	-
Net loss	-	-	-	-	-	(202)	(202)
Balance at September 30, 2025	-	$-	4,340,670,903	$4,341	$419,815	$(426,488)	$(2,332)
Balance at January 1, 2026	-	$-	4,640,670,903	$4,641	$419,815	$(426,737)	$(2,281)
Sale of common stock underlying equity purchase agreement for cash	-	-	375,000,000	375	-	-	375
Net loss	-	-	-	-	-	(183)	(183)
Balance at March 31, 2026	-	$-	5,015,670,903	$5,016	$419,815	$(426,919)	$(2,088)
Sale of common stock underlying equity purchase agreement for cash	-	-	400,000,000	400	(100)	-	300
Issuance of common stock to settle account payable	-	-	100,000,000	100	-	-	100
Issuance of common and Series E Preferred stock in connection with note exchange agreement	3,250,000	3	750,131,126	750	3,247	-	4,000
Net loss	-	-	-	-	-	(2,773)	(2,773)
Balance at June 30, 2026	3,250,000	$3	6,265,802,029	$6,266	$422,962	$(429,692)	$(461)
Sale of common stock underlying equity purchase agreement for cash	-	-	25,000,000	25	-	-	25
Net loss	-	-	-	-	-	(171)	(171)
Balance at September 30, 2026	3,250,000	$3	6,290,802,029	$6,291	$422,962	$(429,863)	$(607)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MGT CAPITAL INVESTMENTS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities
Net income (loss)	$(3,126)	$30
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	-	39
Non-cash stock-based compensation	-	20
Accretion of debt discount	10	-
Loss on debt extinguishment	2,814	-
Gain on sale of property and equipment	-	(676)
Gain on equity settlement of accounts payable	(219)	-
Change in operating assets and liabilities
Accounts receivable	-	45
Intangible digital assets	-	(4)
Prepaid expenses and other current assets	3	-
Accounts payable	(135)	(80)
Accounts payable - related party	(45)	-
Accrued expenses	15	(91)
Security deposit	-	(45)
Net cash used in operating activities	(683)	(762)

Cash Flows From Investing Activities
Proceeds from sale of property and equipment	-	1,350
Net cash provided by investing activities	-	1,350

Cash Flows From Financing Activities
Proceeds from sale of stock under equity purchase agreements	700	-
Proceeds from common stock to be issued under lease agreement	-	100
Repayment of notes payable, related party	(15)	-
Repayment of loan payable	-	(662)
Net cash provided by (used in) financing activities	685	(562)

Net change in cash and cash equivalents	2	26
Cash and cash equivalents, beginning of period	103	6
Cash and cash equivalents, end of period	$105	$32

Supplemental disclosure of cash flow information
Cash paid for interest	$49	$63
Cash paid for income tax	$-	$-
Supplemental Schedule of Non-cash investing and financing activities
Conversion of Series D Preferred stock into shares of common stock	$-	$1
Issuance of common stock in connection with note exchange agreement	$-	50
Issuance of common stock to a director	$-	$56
Exchange of Secured Convertible Promissory Note for Equity:
Notes payable principal extinguished	$1,220	$-
Less: Unamortized debt discount eliminated	(34)	-
Net carrying value of note payable	$1,186	$-
Settlement of Accounts Payable for Common Stock:
Accounts payable extinguished	$262	$-

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

During the year, the Company’s mining activity also included the use of approximately 115 third party-owned miners that management considered abandoned. The Company offered third-party owners of miners a hosting service whereby MGT operated and maintained miners for a fixed monthly fee. All miners, both Company-owned and hosted, were housed in a modified shipping container on property owned by the Company in Georgia. On March 15, 2025, the Company’s lease with its primary hosting customer expired and the Company discontinued its own self-mining activities. As of September 30, 2026 and November 4, 2026, the Company continued to own 35 Antminer S19 Pro miners with the capability of providing approximately 3 Petahashes per second (“PH/s”) of hash power for self-mining. These miners were placed in storage pending evaluation of redeployment alternatives. The Company continues to monitor the economics of Bitcoin mining to evaluate the profitability of re-deploying these assets.

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

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10–Q and Rule 8 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. The condensed balance sheet as of December 31, 2025 has been derived from the Company’s audited financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”) on March 17, 2026. Operating results for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ended December 31, 2026.

Disposition of Hosting Facility

The Company completed the sale of its LaFayette, Georgia facility and related infrastructure in May 2025. Management evaluated the requirements of ASC 205-20 and concluded that the sale did not meet the criteria for discontinued operations; accordingly, it is presented within continuing operations for all periods presented. Management continues to evaluate strategic alternatives, including potential mergers, acquisitions, partnerships or other business combinations, entry into alternative business lines, and alternative uses of the Company’s remaining assets. These discussions are exploratory and have not resulted in any binding agreements as of the date of this report.

Inflation

Electricity and other prices are vulnerable to inflation which may increase the Company’s mining costs and operating expenses including the cost of new state-of-the-art miners.

Note 2. Going Concern and Management’s Plans

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2026, the Company had a history of recurring losses from operations and continues to generate losses from operations. For the three and nine months ended September 30, 2026, the Company had a net loss of $171 and $3,126, respectively and cash used in operating activities of $683 for the nine months ended September 30, 2026. As of September 30, 2026, the Company had an accumulated deficit of $429,863, cash and cash equivalents of $105, and a working capital deficit of $607.

Since January 2023, the Company has secured $3,000 in working capital through the issuance of a convertible note, the sale of equity and warrants, proceeds from the sale of assets and related party notes. In addition, management has made modifications to simplify our capital structure, reduce our payables and eliminate our long-term debt to provide additional financial and strategic flexibility. The Company will require additional funding to grow its operations. Management intends to continue raising capital through debt and equity as opportunities arise to meet our on-going working capital needs. Further, depending upon operational profitability, the Company may also need to raise additional funding for ongoing working capital purposes. There can be no assurance, however, that the Company will be able to raise additional capital as and when needed, or at terms deemed acceptable, if at all.

Following the cessation of its digital-asset mining operations in March 2025 and the sale of its LaFayette, Georgia facility in May 2025, the Company currently does not have any active revenue-generating operations. In addition, there have been management changes and the Company will require additional funding to re-establish and grow its operations. The Company has addressed this by raising $1,000 in its equity offerings in December 2025 and the nine months ended September 30, 2026. The Company recognizes that it will need to raise additional capital and subsequent to September 30, 2026, on October 5, 2026, initiated a new equity offering of up to $225 at $0.001 per share to support near-term working capital needs while it is continuing its strategic and operational review (see Note 11- Subsequent Events). While new leadership is overseeing strategic and financing initiatives, there can be no assurance that the Company will be able to raise additional capital when needed to support these efforts, or at terms deemed acceptable, if at all.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents. The Company’s combined accounts were $105 and $103 as of September 30, 2026 and December 31, 2025, respectively. Accounts are insured by the FDIC up to $250 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of September 30, 2026 and December 31, 2025, the Company had $0 and $0, respectively, in excess over the FDIC insurance limit.

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

Under this policy, crypto assets are included in current assets on the balance sheet and are measured at fair value using quoted market prices as of the balance sheet date. Changes in fair value are recorded in Other income (expense) in the statements of operations, and any realized gains or losses are recognized based on the first-in, first-out (FIFO) method. In accordance with ASC 230, as amended by ASU 2023-08, cash received from the near-immediate liquidation of crypto assets received as noncash consideration in the ordinary course of business is classified as an operating activity in the statements of cash flows.

Historically, the Company received Bitcoin as non-cash consideration from participation in third-party mining pools in exchange for providing computing power used in the mining process. Bitcoin rewards earned from mining activities were recognized as revenue under ASC 606 at fair value at the time the reward was confirmed by the mining pool operator.

For the periods ended September 30, 2026 and 2025, the Company converted all crypto assets received from mining activities to U.S. dollars shortly after receipt and did not hold any crypto assets at September 30, 2026 or December 31, 2025; therefore, adoption of ASU 2023-08 did not have a material impact on the Company’s financial statements.

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

The following table presents the activities of digital currencies for the year ended December 31, 2025 and the nine months ended September 30, 2026.:

Crypto assets at January 1, 2025	$-
Additions from mining activities	29
Realized gain on sale of crypto assets	-
Sales of crypto assets	(29)
Crypto assets at December 31, 2025	-
Additions from mining activities	-
Realized gain on sale of crypto assets	-
Sales of crypto assets	-
Crypto assets at September 30, 2026	$-

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

Segment reporting

The Company operates as a single reportable segment. Through March 2025, the segment’s revenue-generating activities consisted of (i) self-mining of Bitcoin and (ii) hosting services provided to third-party customers, both conducted at the Company’s former facility in LaFayette, Georgia. Following the expiration of its primary hosting agreement and the cessation of self-mining in March 2025, and the sale of the facility in May 2025, the Company has had no revenue-generating activities; accordingly, no revenue was recognized for the three and nine months ended September 30, 2026. Revenue and cost of revenue for the nine months ended September 30, 2025 relate to activities conducted before March 2025. Management evaluates financial performance and allocates resources on a consolidated basis, and the Company is therefore managed as a single reportable segment under ASC 280.

The Chief Operating Decision Maker (“CODM”), identified as the Company’s Interim Chief Executive Officer & Chief Financial Officer, uses operating income (loss) as the measure of segment performance. Since the cessation of operations, the CODM uses this measure, together with general and administrative expenses, to monitor operating costs and liquidity and to evaluate the allocation of resources to strategic alternatives.

The following tables present segment revenue and operating loss, including the significant expense items reviewed by the CODM, for the three and nine months ended September 30, 2026 and 2025:

Three and Nine months ended September 30, 2026

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Total Revenues	$-	$-
Less: Cost of Revenues:
Depreciation	-	-
Electricity and other expenses	-	-
Less: General and administrative	171	472
Operating loss	$(171)	$(472)

Three and Nine months ended September 30, 2025

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Total Revenues	$-	$87
Less: Cost of Revenues:
Depreciation	-	39
Electricity and other expenses	-	50
Less: General and administrative	227	576
Operating loss	$(227)	$(578)

The following table reconciles operating loss reviewed by the CODM to consolidated net income for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating loss reviewed by CODM	$(171)	$(227)	$(472)	$(578)
Other income (expense)	-	25	(2,654)	608
Net income (loss)	$(171)	$(202)	$(3,126)	$30

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

The Company ceased self-mining in March 2025, and no mining revenue has been recognized since that date. The following describes the policy applied to mining revenue recognized in the comparative 2025 periods.

The Company earned Bitcoin mining revenue from operating its owned miners and third-party owned miners that it had concluded were abandoned. The Company participated in third-party operated mining pools under contracts terminable at any time by either party; its enforceable right to compensation began only when it provided computing power to the pool operator. Providing computing power was the Company’s only performance obligation and an output of its ordinary activities. In exchange, the Company received non-cash consideration in Bitcoin equal to its proportional share of the pool’s block rewards, net of pool fees, which were recorded in cost of revenues, based on its share of total computing power contributed. Settlement terms could not be disputed after thirty-five days.

Because the consideration was entirely variable, it was constrained until the pool operator successfully placed a block and the Company received confirmation of the amount, at which time revenue was recognized. Revenue was measured at the fair value of the Bitcoin received, using its quoted price at the time of receipt. There was no significant financing component.

Hosting Revenues (Historical and Comparative)

The Company’s primary hosting agreement expired on March 15, 2025, and the Company sold its LaFayette, Georgia facility on May 13, 2025. No hosting revenue has been recognized since March 2025. The following describes the policy applied to hosting revenue recognized in the comparative 2025 periods.

The Company provided hosting services to third parties, including electrical power, infrastructure support, monitoring and operational maintenance for customer-owned mining equipment located at its facility, in exchange for a fixed monthly fee. Hosting services were a single performance obligation satisfied over time, and revenue was recognized ratably as the services were provided. The Company recognized hosting revenue of $0 and $0 for the three and nine months ended September 30, 2026, respectively, and $0 and $58 for the three and nine months ended September 30, 2025, respectively. One customer accounted for 100% of hosting revenue in the 2025 period.

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

The Company’s debt modifications in 2025 did not result in any gain or loss. On June 30, 2026, the Company completed a debt extinguishment transaction resulting in the retirement of $1,220 in principal debt in exchange for equity. Consequently, the Company recognized a loss on debt extinguishment of approximately $2,814 for the nine months ended September 30, 2026, representing the difference between the carrying value of the extinguished debt and the fair value of the equity consideration issued (see Note 5 – Note Payable).

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

Income (loss) per share

Basic income (loss) per share is calculated by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing the net income (loss) attributable to common shareholders by the sum of the weighted average number of common shares outstanding plus potential dilutive common shares outstanding during the period. Potential dilutive securities, comprised of convertible debt and convertible preferred stock are not reflected in diluted net income (loss) per share when their effect would be antidilutive.

Potentially dilutive securities are excluded from diluted loss per share when their effect would be antidilutive. The computation of diluted loss per share for the three months ended September 30, 2026 excludes 3,250,000,000 shares issuable upon conversion of the Series E Convertible Preferred Stock (issued June 30, 2026). The computation for the nine months ended September 30, 2026 excludes those shares and 1,220,240,000 shares that were issuable upon conversion of the secured convertible note prior to its extinguishment on June 30, 2026. The computation of diluted income (loss) per share for the three months ended September 30, 2025 excludes 650,000,000 shares issuable upon conversion of the Series D Preferred Stock, which was outstanding until its conversion into common stock on September 22, 2025, and 1,220,240,000 shares issuable upon conversion of the September 2025 Note issued on that date, because their effect would have been antidilutive. The computation for the nine months ended September 30, 2025 includes the 1,220,240,000 shares issuable upon conversion of the September 2025 Note, weighted from its issuance on September 22, 2025.

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

As of September 30, 2026, and December 31, 2025, our financial instruments consisted primarily of cash and cash equivalents, other current assets, accounts payable, and accrued expenses and other payables. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

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

In November 2024, the FASB issued ASU 2024-04, Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions. The guidance is effective for fiscal years beginning after December 15, 2025. The Company adopted this guidance effective January 1, 2026. Based on the Company’s debt structure at the time of adoption, the adoption of this standard did not have any impact on the Company’s financial position, results of operations, or cash flows.

Note 4. Property and Equipment

Property and equipment consisted of the following:

	As of
	September 30, 2026	December 31, 2025
Land	$-	$-
Computer hardware and software	-	-
Bitcoin mining machines	70	70
Infrastructure	-	-
Containers	-	-
Property and equipment, gross	70	70
Less: Accumulated depreciation	(70)	(70)
Property and equipment, net	$-	$-

The Company recorded depreciation expense of $0 and $0 for the three months and nine months ended September 30, 2026, respectively. The Company recorded depreciation expense of $0 and $39 for the three and nine months ended September 30, 2025, respectively.

Note 5. Note Payable

September 2025 Note

On September 22, 2025, the Company entered into a Secured Exchange Note Exchange Agreement with its existing Note holder, pursuant to which the parties agreed to exchange the Company’s outstanding notes (the “Prior Note”). As of the exchange date, the Prior Note had an outstanding principal balance of $1,220, bore interest at 8% per annum, and was scheduled to mature on December 31, 2025. Under the Exchange Agreement, the holder surrendered the Prior Note in exchange for (i) a new secured convertible promissory note (the “September 2025 Note”) issued in the principal amount of $1,220, bearing interest at 8% per annum and maturing on December 31, 2027, and (ii) 500,000,000 shares of the Company’s common stock. The equity consideration was valued at $0.0001 per share, resulting in a fair value of $50 as of the issuance date. The September 2025 Note is convertible into common shares at $0.001 per share. The Company recorded interest expense of $0 and $49 for the three and nine months ended September 30, 2026, respectively for this note. The Company recorded interest expense of $26 and $119 for the Prior Note for the three and nine months ended September 30, 2025, respectively.

The Company reviewed the transaction under ASC 470-50 and concluded that the revised terms do not constitute a substantial modification. Accordingly, the transaction is accounted for as a modification of the existing note. The value of the equity in the transaction was $50 and recorded as a debt discount in accordance with ASC 470. The conversion feature added by the modification was determined to be non-substantive under ASC 470. No gain or loss was recognized because of the modification. The note continued to be carried at its previous amortized cost basis, adjusted for the $50 debt discount, which was amortized over the remaining term of the note until it was extinguished on June 30, 2026. For the three and nine months ended September 30, 2026, the Company recorded $0 and $10, respectively in accretion of debt discount.

The September 2025 Note was classified as a long-term liability on the Company’s balance sheet as of December 31, 2025, as the maturity date exceeded one year from the reporting date. This note was extinguished on June 30, 2026.

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

The equity consideration issued was valued at an aggregate fair value of $4,000 (consisting of $750 allocated to common stock par value, $3 allocated to preferred stock par value, and $3,247 allocated to additional paid-in capital). This resulted in a recognized non-operating loss on debt extinguishment of $2,814 for the nine months ended September 30, 2026, representing the excess of the equity consideration’s fair value over the $1,186 net carrying value of the note (consisting of $1,220 in principal less $34 in remaining unamortized debt discount) immediately prior to settlement.

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

As of September 30, 2026, there are 3,250,000,000 potentially dilutive shares of common stock issuable upon the conversion of the Series E Convertible Preferred Stock. These shares were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2026, as their inclusion would have been anti-dilutive due to the net loss positions recorded in the periods.

Note Payable – Related Party

On August 1, 2023 a former executive loaned the Company $15. The Company re-paid this note payable including $1 in interest expense on June 30, 2026. For the three months ended September 30, 2026 and 2025, respectively, the Company recorded $0.0 and $0.1 of interest expense in respect of this note.

Note 6. Leases

The Company is not a party to any leases. As a result, the Company did not record rent expense for the three and nine months ended September 30, 2026 and 2025. (See Note 8.)

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

During the three months ended September 30, 2026, the company issued 25,000,000 shares to an accredited investor for $25. This offering was part of the Company’s ongoing private placement. During the nine months ended September 30, 2026, the company issued 275,000,000 shares of common stock to accredited investors that participated in a private placement for an aggregate of $275. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D thereunder. The funds are being used as general working capital for the Company.

On May 14, 2026, the company settled $262 of outstanding payables through the issuance of 100,000,000 shares of common stock to an accredited investor. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 30, 2026, the Company issued 150,000,000 shares of common stock for $50 to David M. Garrity in a private placement. Mr. Garrity was appointed to the Company’s Board of Directors on July 6, 2026 (see Note 10). The issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Preferred stock

On June 30, 2026, the Company filed a Certificate of Designation of Series E Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware, establishing a new designated class of 3,250,000 authorized preferred shares, par value $0.001 per share. The Series E Preferred Stock carries certain preferences, rights, and structural limitations, including a 9.99% beneficial ownership limitation blocker.

Additionally on June 30, 2026, the Company entered into an exchange agreement, whereby, it issued 750,131,126 shares of common stock and 3,250,000 shares of a newly designated series of preferred stock, designated as Series E Convertible Preferred Stock, par value $0.001 per share that are convertible into 3,250,000,000 common shares in consideration for $1,220 in outstanding September 2025 Notes. On July 31, 2026, Project Nickel sold all of its Series E Convertible Preferred Stock.

As of September 30, 2026, there are 3,250,000,000 potentially dilutive shares of common stock issuable upon the conversion of the Series E Convertible Preferred Stock. These shares were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2026, as their inclusion would have been anti-dilutive. The Company had no preferred stock outstanding on December 31, 2025.

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

During the three and nine months ended September 30, 2025, the Company received $0 and $113, reduced the lease liability by $0 and $20, issued 0 shares of common stock, and recorded 0 and 56,000,000 shares of common stock to be issued. At September 30, 2026, the Company has a recorded liability of $360 for 88,000,000 shares of common stock potentially issuable under the Agreements. These shares have yet to be issued pending administrative close-out of the contract and mutually agreeable releases.

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

Note 9. Employee Benefit Plans

The Company maintains a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code covering all eligible employees (the “401(k) Plan”). The Plan provides for employer safe harbor matching contributions of up to 3.5% of eligible employee compensation, based on the employee’s contributions. During the three and nine months ended September 30, 2026, the Company made contributions to the 401(k) Plan of $1 and $3, respectively. During the three and nine months ended September 30, 2025, the Company made contributions to the 401(k) Plan of $0 and $0, respectively.

Note 10. Related Party Transactions

Loans Payable – Related Party

On August 1, 2023, a former executive loaned the Company $15. The loan bears interest at an annual rate of 4.43%. On June 30, 2026, the Company re-paid this note payable including $1 in accrued interest.

For the three months ended September 30, 2026, and 2025, respectively, the Company recorded $0.0 and $0.1 of interest expense in respect of this loan. For the nine months ended September 30, 2026 and 2025, respectively, the Company recorded $0.2 and $0.5 of interest expense in respect of this loan.

Accounts Payable – Related Party

During the year ended December 31, 2023, a former executive paid consultants reimbursable by the Company in the amount of $20. During the period ended September 30, 2025, a former executive paid legal fee reimbursable by the company in the amount of $25. Both related party accounts payable were re-paid on June 30, 2026.

Director Share Purchase

On June 30, 2026, the Company sold 150,000,000 shares of common stock to David M. Garrity for $50 pursuant to a Securities Purchase and Subscription Agreement. Mr. Garrity was appointed to the Board of Directors on July 6, 2026 and serves as Chair of the Audit Committee.

Note 11. Subsequent Events

The Company has evaluated subsequent events through the date these unaudited condensed financial statements were available to be issued and determined that the following material events occurred after September 30, 2026:

On October 5, 2026, we initiated a common stock offering to raise up to $225 at $0.001 per share from accredited investors. The offering is exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D thereunder. We raised $100 and issued 100,000,000 shares under this offering as of the date of filing.

On October 8, 2026, the Company entered into an engagement agreement with a law firm to serve as corporate and securities counsel. Pursuant to the terms of the engagement agreement, the Company agreed to issue to counsel 200,000,000 shares of the Company’s restricted common stock, as equity consideration for legal services rendered and to be rendered. The shares were fully earned upon execution of the engagement agreement. The issuance of the shares, upon delivery, will be exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. As of the date of filing, the shares had not been issued.

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

Management is currently engaged in an on-going active strategic review process to determine the Company’s future direction. Our near-term priorities focus on the following core objectives:

●	Capital Formation and Liquidity: Raising appropriate capital to meet operating needs for a minimum of 12 months while actively managing remaining corporate infrastructure to minimize overhead.
●	Market Position: Evaluating opportunities to enhance our equity market position, including potential exchange listings and broker-dealer quotation status.
●	Strategic Alternatives: Identifying and executing new ventures, which may include potential mergers, acquisitions, or entry into alternative business lines that leverage our historical expertise in digital assets and technology infrastructure, as well as evaluating alternative uses of the Company’s remaining assets.

While we continue to evaluate various strategic options, including potential partnerships, business combinations, and alternative uses of the Company’s remaining assets, these discussions are exploratory and have not resulted in any binding agreements as of the date of this report. Management does not view MGT as a passive holding or investment entity, but rather as an operating public company in a strategic transition phase.

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

The Company ceased self-mining in March 2025, and no mining revenue has been recognized since that date. The following describes the policy applied to mining revenue recognized in the comparative 2025 periods.

The Company earned Bitcoin mining revenue from operating its owned miners and third-party owned miners that it had concluded were abandoned. The Company participated in third-party operated mining pools under contracts terminable at any time by either party; its enforceable right to compensation began only when it provided computing power to the pool operator. Providing computing power was the Company’s only performance obligation and an output of its ordinary activities. In exchange, the Company received non-cash consideration in Bitcoin equal to its proportional share of the pool’s block rewards, net of pool fees, which were recorded in cost of revenues, based on its share of total computing power contributed. Settlement terms could not be disputed after thirty-five days.

Because the consideration was entirely variable, it was constrained until the pool operator successfully placed a block and the Company received confirmation of the amount, at which time revenue was recognized. Revenue was measured at the fair value of the Bitcoin received, using its quoted price at the time of receipt. There was no significant financing component.

Hosting Revenues (Historical and Comparative)

The Company’s primary hosting agreement expired on March 15, 2025, and the Company sold its LaFayette, Georgia facility on May 13, 2025. No hosting revenue has been recognized since March 2025. The following describes the policy applied to hosting revenue recognized in the comparative 2025 periods.

The Company provided hosting services to third parties, including electrical power, infrastructure support, monitoring and operational maintenance for customer-owned mining equipment located at its facility, in exchange for a fixed monthly fee. Hosting services were a single performance obligation satisfied over time, and revenue was recognized ratably as the services were provided. The Company recognized hosting revenue of $0 and $0 for the three and nine months ended September 30, 2026, respectively, and $0 and $58 for the three and nine months ended September 30, 2025, respectively. One customer accounted for 100% of hosting revenue in the 2025 period.

Recent accounting pronouncements

See Note 3 to our unaudited condensed financial statements appearing in Part I, Item 1 of this Report for Recent Accounting Pronouncements.

Results of operations

Three months ended September 30, 2026 and 2025

Revenues

Our revenues for the three months ended September 30, 2026 were $0, which remained unchanged compared to $0 for the three months ended September 30, 2025. Our historical revenue is partly derived from cryptocurrency mining and third-party hosting activities, both of which generated $0 during the three months ended September 30, 2026 and 2025. The absence of revenue in both periods is due to the cessation of all self-mining activities and the expiration of our primary hosting agreement in March 2025.

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

Operating Expenses

Cost of revenue for the three months ended September 30, 2026, were $0, which remained unchanged compared to $0 for the three months ended September 30, 2025. This is entirely attributable to the complete cessation of all self-mining and third-party hosting activities at our LaFayette facility, which occurred in March 2025. The Company did not incur any direct operational costs related to digital asset infrastructure during the three months ended September 30, 2026.

General and administrative expenses for the three months ended September 30, 2026, decreased by $56, or 25%, to $171, as compared to $227 for the three months ended September 30, 2025. The overall decrease primarily reflected lower legal fees of $23, employee insurance of $16, tax review fees of $3, and stock-based compensation of $20. These decreases were offset by an increase in independent directors’ fees of $6.

Other Income and Expense

For the three months ended September 30, 2026, non–operating income (expense) was $0. During the comparable period ended September 30, 2025, non–operating income of $25 consisted of interest expense of $26 offset by other income of $51.

Nine months ended September 30, 2026 and 2025

Revenues

Our revenues for the nine months ended September 30, 2026, decreased by $87, or 100%, to $0, as compared to $87 for the nine months ended September 30, 2025. Our revenue was historically derived in part from cryptocurrency mining, which totaled $0 for the nine months ended September 30, 2026, compared to $29 during the nine months ended September 30, 2025. The decrease in revenues from mining activities for this period is due to the cessation of self-mining activities in March 2025.

We also historically received revenues from third parties renting capacity at our facility and from hosting miners owned by others. The Company recognized $0 and $58 in hosting and rental revenues during the nine months ended September 30, 2026, and 2025, respectively. The decrease in revenues for this period is due to the expiration of our lease agreement with our primary hosting customer in March 2025.

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

Operating Expenses

Cost of revenue for the nine months ended September 30, 2026, decreased by $89, or 100%, to $0, as compared to $89 for the nine months ended September 30, 2025. This decrease is entirely due to the cessation of cryptocurrency self-mining activities and third-party hosting operations at the LaFayette facility in March 2025, which eliminated all associated direct data center utility infrastructure, electricity, and operational depreciation costs for the current period.

General and administrative expenses for the nine months ended September 30, 2026, decreased by $104, or 18%, to $472, as compared to $576 for the nine months ended September 30, 2025. The overall decrease primarily reflected lower audit fees of $19, legal fees of $20, telephone and utilities expense of $6, investor relations of $8, and a substantial reduction in external consulting services of $120. These decreases were partially offset by higher compliance-related costs, including increased insurance premiums of $48, independent directors’ fees of $6, and payroll fees of $13.

Other Income and Expense

For the nine months ended September 30, 2026, non–operating expense of $2,654 consisted of interest expense of $49, accretion of debt discount of $10 and loss on debt extinguishment of $2,814, offset by gain on the settlement of debt of $161 and gain on settlement of payables of $58. During the comparable period ended September 30, 2025, non–operating income of $608 consisted of gain on the sale of property and equipment of $676 and other income of $51, offset by interest expense of $119.

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

On February 10, 2026, we initiated a common stock offering to raise up to $500 at $0.001 per share from accredited investors. The offering is exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D thereunder. The Company raised $275 and issued a total of 275,000,000 common shares. The offering closed on August 30, 2026. The funds are being used as general working capital for the Company.

On May 14, 2026, the company settled $262 of outstanding payables through the issuance of 100,000,000 shares of common stock to an accredited investor. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 30, 2026, the Company issued 150,000,000 shares of common stock for $50 to David M. Garrity in a private placement. Mr. Garrity was appointed to the Company’s Board of Directors on July 6, 2026 (see Note 10). The issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

On October 5, 2026, subsequent to the end of the quarter, we initiated a common stock offering to raise up to $225 at $0.001 per share from accredited investors. The offering is exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D thereunder. As of the date of this report, we have raised $100 and issued 100,000,000 shares of common stock under this offering. The proceeds are being used for general working capital. There can be no assurance that the offering will be fully subscribed. (See Note 11 – Subsequent Events.)

Going Concern

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a history of recurring losses from operations and continues to generate losses from operations. For the nine months ended September 30, 2026, the Company had a net loss of $3,126 and cash used in operating activities of $683. As of September 30, 2026, the Company had an accumulated deficit of $429,863, cash and cash equivalents of $105, and our working capital deficit was $607. Following the cessation of digital-asset mining operations in March 2025 and the sale of the LaFayette, Georgia facility in May 2025, the Company currently does not have active revenue-generating operations. Our cash of $105 at September 30, 2026, together with the $100 raised in October 2026, is expected to fund operating cash requirements, which averaged approximately $51 per month during the third quarter, for only a limited period. Our material cash requirements over the next twelve months consist of general and administrative expenses and the settlement of accounts payable and accrued liabilities, and we expect to fund them through additional equity issuances; beyond twelve months, our funding needs will depend on the outcome of our strategic alternatives.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date of the issuance of the unaudited condensed financial statements included in this report. Management’s plans to mitigate these conditions include continuing to raise capital through debt and equity issuances and pursuing strategic initiatives, including potential business combinations or partnerships. However, there can be no assurance that the Company will be able to raise additional capital or execute these plans on acceptable terms, if at all. Since January 2023, we have raised approximately $3,000 through convertible notes, the sale of equity and warrants, proceeds from asset sales, and related-party financing. Management also implemented certain modifications to simplify our capital structure and extend debt maturities to provide additional near-term financial and strategic flexibility.

The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. For further information regarding the Company’s ability to continue as a going concern and management’s plans, see Note 2, “Going Concern and Management’s Plans,” in the Notes to the Unaudited Condensed Financial Statements.

Cash Flows

	Nine months ended September 30,
	2026	2025
Cash (used in) provided by
Operating activities	$(683)	$(762)
Investing activities	-	1,350
Financing activities	685	(562)
Net increase (decrease) in cash and cash equivalents	$2	$26

Operating activities

Net cash used in operating activities was $683 for the nine months ended September 30, 2026 as compared to $762 for the nine months ended September 30, 2025. Cash used in operating activities for the nine months ended September 30, 2026 primarily consisted of a net loss of $(3,126) offset by non-cash accretion of debt discount of $10, loss on debt extinguishment of $2,814, gain on equity settlement of accounts payable $(219) and increased by cash used by working capital of $(162).

Cash used in operating activities for the nine months ended September 30, 2025 primarily consisted of net income of $30, adjusted by a gain on sale of property and equipment of $676, $39 from depreciation, stock-based compensation of $20 and decreased by cash used for working capital of $175.

Investing activities

Net cash provided by investing activities was $0 and $1,350 for the nine months ended September 30, 2026 and 2025 respectively. The cash generated during the nine months ended September 30, 2025 consisted of the proceeds from the sale of our LaFayette, GA property.

Financing activities

During the nine months ended September 30, 2026, cash provided by financing activities was $685 which consisted of proceeds from the sale of common stock under equity purchase agreements of $700 and repayment of notes payable, related party of $15.

During the nine months ended September 30, 2025, cash used by financing activities was $562 which consisted of proceeds from common stock to be issued under lease agreement and repayment of loans payable.

Off–balance sheet arrangements

As of September 30, 2026, we had no obligations, assets or liabilities which would be considered off–balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off–balance sheet arrangements.

Item 3. Quantitative and qualitative disclosures about market risk

Not applicable.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based on this evaluation, our Interim Chief Executive Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as of September 30, 2026 due to the following material weakness in our internal control over financial reporting: Our small number of employees does not allow for sufficient segregation of duties and independent review of duties performed.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer and principal financial officer), we performed a complete documentation of the Company’s significant processes and key controls, and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, there were no changes to internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this Report, there were no pending or threatened legal proceedings that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party to the Company or has a material interest adverse to the Company’s results of operations, financial condition, or cash flows. During the period covered by this Report, there were no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2025, as filed with the SEC on March 17, 2026.

Item 1A. Risk factors

There are no additional risk factors other than those discussed in our Annual Report on Form 10–K, as filed with the SEC on March 17, 2026.

Item 2. Unregistered sales of equity securities and use of proceeds

During the three months ended September 30, 2026, the company issued 25,000,000 shares of common stock to accredited investors that participated in a private placement for an aggregate of $25. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D thereunder. The funds are being used as general working capital for the Company.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

Insider Trading Arrangements and Policies

During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

3.1	Certificate of Designation of Series E Convertible Preferred Stock dated June 30, 2026 (incorporated by reference to Exhibit 3.1 to current report on Form 8-K, filed with the SEC on July 6, 2026)

10.1

Secured Convertible Note Exchange Agreement, dated June 30, 2026, by and between MGT Capital Investments and Project Nickel LLC (incorporated by reference to Exhibit 10.1 to current report on Form 8-K, filed with the SEC on July 6, 2026)

10.2

Securities Purchase and Subscription Agreement dated June 30, 2026, by and between MGT Capital Investments, Inc. and David M. Garrity (incorporated by reference to Exhibit 10.2 to current report on Form 8-K, filed with the SEC on July 6, 2026)

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

MGT CAPITAL INVESTMENTS, INC

Date: November 4, 2026	By:	/s/ Jonathan M. Pfohl
Jonathan M. Pfohl
Interim Chief Executive Officer & Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

